Form 10-K
period 1993-12-31
EMC INSURANCE GROUP INC
filed 1994-03-28
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
 (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [Fee Required]

             For the Fiscal Year Ended December 31, 1993

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]

         For the transition period from              to
                                        ------------    -----------

                    Commission File Number:  0-10956

                           EMC INSURANCE GROUP INC.
     --------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

             Iowa                                        42-6234555
 -------------------------------                    -------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   717 Mulberry Street, Des Moines, Iowa                      50309
 -----------------------------------------                 ----------
  (Address of Principal Executive Office)                  (Zip Code)

 Registrant's telephone number, including area code:     (515)  280-2581
                                                         ---------------

 Securities registered pursuant to Section 12(b) of the Act:    None

 Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, Par Value $1.00
                        -----------------------------
                               (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X    No
                                                     -----      -----
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1994 was $31,263,947.

     The number of shares outstanding of the registrant's common stock, $1.00 par value, on March 1, 1994, was 10,331,693.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission on or before April 30, 1994,

are incorporated by reference under Part III.

     This document contains 162 sequentially numbered pages.

     Index to Exhibits is on page number 95.

                                    PART I
                                    ------
ITEM 1.   BUSINESS.
- -------   --------

GENERAL
- -------

     EMC Insurance Group Inc. is an insurance holding company incorporated in Iowa in 1974. EMC Insurance Group Inc. is approximately 67 percent owned by Employers Mutual Casualty Company ("Employers Mutual"), a multiple-line property and casualty insurance company organized as an Iowa mutual insurance company in 1911 that is licensed in all 50 states and the District of Columbia. EMC Insurance Group Inc. and its subsidiaries are referred to herein as the "Company". Employers Mutual and all of its subsidiaries (including the Company), which collectively have assets totaling $1,228,334,000 and written premiums of $562,817,000, are referred to as the "EMC Insurance Companies".

     The Company conducts its insurance business through four business segments as follows:

                       ...............................
                       :                             :
                       :   EMC INSURANCE GROUP INC.  :
                       :.............................:
                                      :                          Excess and
Property and                          :        Nonstandard      Surplus Lines
  Casualty                            :      Risk Automobile      Insurance
 Insurance             Reinsurance    :         Insurance           Agency
      ................................:.................................
      :                     :                        :                  :
      :                     :                        :                  :
EMCASCO Insurance          EMC                 Farm and City          EMC
 Company (EMCASCO)     Reinsurance               Insurance       Underwriters,
Illinois EMCASCO         Company                  Company             Ltd.
 Insurance Company       (EMC Re)                (Farm and      (Underwriters,
 (Illinois EMCASCO)                                City)              Ltd.)
Dakota Fire Insurance
 Company (Dakota Fire)


     EMCASCO was formed in Iowa in 1958, Illinois EMCASCO was formed in Illinois in 1976, and Dakota Fire was formed in North Dakota in 1957 for the purpose of writing property and casualty insurance lines. These companies are licensed to write insurance in a total of 35 states and are participants in a pooling agreement with Employers Mutual. (See "Property and Casualty Insurance
- - Pooling Agreement").

     EMC Re was formed in 1981 to assume reinsurance business of Employers Mutual. EMC Re assumes 95 percent of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts, and is licensed to do business in 11 states.

     Farm and City was purchased in January of 1984. Farm and City was formed in Iowa in 1962 to write nonstandard risk automobile insurance and is licensed in 5 states.

     Underwriters, Ltd. was acquired in January of 1985. Underwriters, Ltd. was formed in Iowa in 1975 as a broker for excess and surplus lines insurance and acts as managing underwriter for such lines for several of the property and casualty pool members. (See "Property and Casualty Insurance - Pooling Agreement").

     The Company sold its life insurance subsidiary to Employers Mutual on December 31, 1991. All information presented in this report reflects the life segment as a discontinued operation. Additional information regarding the discontinued operation is included in note 5 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
- ---------------------------------------------

     For information concerning the Company's revenues, operating income and identifiable assets attributable to each of its industry segments over the past three years, see note 9 of Notes to Consolidated Financial Statements under
Item 8 of this Form 10-K.

PROPERTY AND CASUALTY INSURANCE
- -------------------------------

POOLING AGREEMENT

     The three property and casualty insurance subsidiaries of the Company and two subsidiaries of Employers Mutual (Union Insurance Company of Providence and American Liberty Insurance Company) are parties to reinsurance pooling agreements with Employers Mutual (collectively the "pooling agreement"). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business and assumes from Employers Mutual an amount equal to its participation in the pool. All losses, settlement expenses and other underwriting and administrative expenses are prorated among the parties on the basis of participation in the pool. The investment programs and income tax liabilities of the pool participants are not subject to the pooling agreement.

     The purpose of the pooling agreement is to reduce the risk of an exposure insured by any of the pool participants by spreading it among all the companies. The pooling agreement produces a more uniform and stable underwriting result from year to year for all companies in the pool than might be experienced individually. In addition, each company benefits from the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own assets, and from the wide range of policy forms and lines of insurance written and the variety of rate filings and commission plans offered by each of the companies. A single set of reinsurance treaties is maintained for the protection of all six companies in the pool.

     Effective January 1, 1992, the aggregate participation of the property and casualty insurance subsidiaries was increased to 22 percent from 17 percent.
In connection with this change in pool participation, the Company's liabilities increased $31,427,861 and invested assets increased $29,402,411. The Company reimbursed Employers Mutual $2,025,450 for commissions incurred to generate this business.

     Employers Mutual voluntarily assumes reinsurance business from nonaffiliated insurance companies and cedes 95 percent of this business to the Company's reinsurance subsidiary, exclusive of certain reinsurance contracts. Amounts not ceded to the reinsurance subsidiary have historically been retained by Employers Mutual and have been subject to cession to the pool members.
Under the terms of the pooling agreement, the property and casualty subsidiaries had a 22 percent participation (17 percent in 1991) in the amounts assumed from these nonaffiliated companies.

     Effective January 1, 1993, the pooling agreement was amended so that the voluntary assumed reinsurance business written by Employers Mutual is no longer subject to cession to the pool members. In connection with this change in the pooling agreement, the Company's liabilities decreased $4,470,204 and invested assets decreased $4,426,945. Employers Mutual reimbursed the Company $43,259 for commissions incurred to generate this business.

     The parties to the pooling agreement have historically recorded amounts assumed from the National Workers' Compensation Reinsurance Pool on a net basis. Under this approach, reserves for outstanding losses and unearned premiums were reported as liabilities under "Indebtedness to Related Party" in the Company's consolidated financial statements. Effective December 31, 1993, the parties to the pooling agreement began recording these amounts as outstanding losses and unearned premiums. As a result, outstanding losses increased $11,436,543, unearned premiums increased $1,711,288 and indebtedness to related party decreased $13,147,831. There was no income effect from this reclassification. Prior year consolidated financial statements have been restated for comparative purposes.

SERVICES PROVIDED BY EMPLOYERS MUTUAL

     Employers Mutual and the Company's property and casualty insurance subsidiaries utilize many common services and facilities. These services are provided to all parties to the pooling agreement by Employers Mutual. The parties receive the benefit of greater expertise in a broader range of services at a lower cost than would otherwise be possible if each party was individually required to provide these services. Costs of these services are charged by Employers Mutual to the pool, and each party shares in the total cost in proportion to its participation percentage. Common data processing, claims, financial, investment, actuarial, auditing, risk management, risk improvement, marketing and underwriting services are among the services provided by Employers Mutual for the Company's property and casualty insurance subsidiaries. This interrelationship means that Employers Mutual has the ability to determine the types and extent of services available to the property and casualty insurance subsidiaries.

PRINCIPAL PRODUCTS

     The Company's property and casualty insurance subsidiaries and the other parties to the pooling agreement underwrite both commercial and personal lines of insurance. The following table sets forth the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 1993. The pooling agreement is continuous but may be amended or terminated at the end of any calendar year as to any one or more parties.

                                   Percent          Percent          Percent
                                     of               of               of
Line of Business            1993    Total    1992    Total    1991    Total
- ----------------          --------  -----  --------  -----  --------  -----
                                        (Dollars in thousands)
Commercial Lines:
  Automobile ............ $ 83,415   16.0% $ 77,102   14.9% $ 70,406   14.2%
  Property ..............   72,743   13.9    71,856   13.9    68,710   13.8
  Workers' compensation    134,529   25.8   141,245   27.2   136,594   27.5
  Liability .............   99,976   19.1    98,029   18.9    92,721   18.7
  Other .................   11,948    2.3    11,858    2.3    10,016    2.0
                          --------  -----  --------  -----  --------  -----
   Total commercial lines  402,611   77.1   400,090   77.2   378,447   76.2
                          --------  -----  --------  -----  --------  -----
Personal Lines:
  Automobile ............   83,068   15.9    82,346   15.9    81,178   16.4
  Property ..............   36,515    7.0    35,785    6.9    35,912    7.2
  Liability .............        -      -       200      -       988     .2
  Other .................       56      -        57      -        58      -
                          --------  -----  --------  -----  --------  -----
   Total personal lines    119,639   22.9   118,388   22.8   118,136   23.8
                          --------  -----  --------  -----  --------  -----
       Total ............ $522,250  100.0% $518,478  100.0% $496,583  100.0%
                          ========  =====  ========  =====  ========  =====

MARKETING

     Marketing of insurance by the parties to the pooling agreement is conducted through 18 offices located throughout the United States and approximately 2,400 independent agents. These offices maintain close contact with the local market conditions and are able to react rapidly to change. Each office employs underwriting, claims, marketing, and risk improvement representatives, as well as field auditors and branch administrative technicians. The offices are supported by Employers Mutual technicians and specialists. Systems are in place to monitor the underwriting results of each office and to maintain guidelines and policies consistent with the underwriting and marketing environment in each region.

     The following table sets forth the geographic distribution of the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 1993.

                                          1993        1992        1991
                                          ----        ----        ----
    Arizona ............................   3.7%        3.6%        3.6%
    Illinois ...........................   6.8         7.0         6.6
    Iowa ...............................  26.2        26.7        26.4
    Kansas .............................   7.4         7.1         6.0
    Michigan ...........................   3.1         2.8         2.4
    Minnesota ..........................   5.3         5.3         5.4
    Nebraska ...........................   7.5         7.6         7.1
    North Carolina .....................   3.3         3.3         3.8
    Rhode Island .......................   3.2         2.9         3.2
    Texas ..............................   2.8         3.2         4.3
    Wisconsin ..........................   6.7         7.0         7.1
    Other * ............................  24.0        23.5        24.1
                                         -----       -----       -----
                                         100.0%      100.0%      100.0%
                                         =====       =====       =====

*  Includes all other jurisdictions, none of which accounted for more than 3%.

REINSURANCE CEDED

     The parties to the pooling agreement cede insurance in the ordinary course of business for the purpose of limiting their maximum loss exposure through diversification of their risks. The pool participants also purchase catastrophe reinsurance to cover multiple losses arising from a single event.

      All major reinsurance treaties, with the exception of the pooling agreement, are on an "excess of loss" basis whereby the reinsurer agrees to reimburse the primary insurer for covered losses in excess of a predetermined amount, up to a stated limit. Facultative reinsurance from approved domestic markets, which provides reinsurance on an individual risk basis and requires specific agreement of the reinsurer as to the limits of coverage provided, is purchased when coverage by an insured is required in excess of treaty capacity or where a high-risk type policy could expose the treaty reinsurance programs.

     Retention levels are adjusted according to reinsurance market conditions and the surplus position of Employers Mutual. The intercompany pooling arrangement aids efficient buying of reinsurance since it allows for higher retention levels and correspondingly decreased dependence on the reinsurance marketplace.

     A summary of the reinsurance treaties benefiting the parties to the pooling agreement follows:

   Type of Coverage           Retention               Limits
   ----------------           ---------               ------
   Property per risk ....... $2,000,000     100 percent of $18,000,000
   Property catastrophe .... $9,000,000      95 percent of $51,000,000
   Casualty ................ $2,000,000     100 percent of $43,000,000
   Umbrella ................ $5,000,000     100 percent of $ 5,000,000

     The property per risk, property catastrophe and casualty reinsurance programs are handled by a reinsurance intermediary (broker). The reinsurance of those programs is syndicated to approximately 90 domestic and foreign reinsurers that meet Employers Mutual's financial security guidelines. The umbrella reinsurance is written by one large domestic direct writing reinsurer (General Reinsurance Corporation).

     Although reinsurance does not discharge the original insurer from its primary liability to its policyholders, it is the practice of insurers for accounting purposes to treat reinsured risks as risks of the reinsurer since the primary insurer would only reassume liability in those situations where the reinsurer is unable to meet the obligations it assumed under the reinsurance agreements. The collectability of reinsurance is subject to the solvency of the reinsurers.

     The major participants in the pool members' reinsurance program are presented below. These percentages represent the reinsurers' share of the total reinsurance protection under all coverages. Each type of coverage is purchased in layers, and an individual reinsurer may participate in more than one coverage and at various layers within these coverages.

                                                       Percent
                                                      of Total      1993
                                                     Reinsurance   Best's
Reinsurer                                             Protection   Rating
- ---------                                            -----------   ------
Underwriters at Lloyd's of London ..................    19.9%       (1)
Insurance Company of North America .................     7.2         A-
Prudential Reinsurance Company .....................     6.0         A
General Reinsurance Corporation ....................     3.6         A++
NAC Reinsurance Corporation ........................     3.3         A
Hartford Fire Insurance Company ....................     3.0         A+
AXA Reinsurance Company ............................     2.7         A

(1) Not rated; however, the individual members of the Lloyd's organization are required to pledge their entire net worth toward the satisfaction of their liabilities. In response to reported losses of $3.8 billion, $4.2 billion, $1.9 billion (estimated) and $758 million (estimated) in 1989, 1990, 1991 and 1992, respectively, Lloyd's has developed a business plan to improve its profitability. The plan is described in detail in the "Rowland" report published by Lloyd's in April, 1993. This plan outlines several significant changes: a new management team will play a more active role in the administration of affairs, corporate capital will be allowed, names are to continue with unlimited liability, "NewCo" will be incorporated with assets of 4.0 billion pounds sterling to manage old liabilities, a table will be published on an annual basis of the best syndicate performers, and independent regulations will be enforced. All of these changes may help to reduce the risk of doing business with Lloyd's. In addition, standing behind the means of individual members is the Lloyd's Central Fund. This Fund is considered by Lloyd's to be a safety net, whereby Lloyd's membership as a whole can be compelled to make up deficiencies caused by individual names defaulting. There is also a multi-billion dollar trust fund to secure Lloyd's obligations to United States policyholders.

    The Company has not experienced any difficulty in collecting its reinsurance receivables from any Lloyd's syndicates. However, the substantial losses noted above could affect the ability of certain syndicates to continue to trade and the ability of the Company to continue to place business with the syndicates.

     Premiums ceded by all parties to the pooling agreement and by the property and casualty insurance subsidiaries for the year ended December 31, 1993 are presented below. Each type of reinsurance coverage is purchased in layers, and an individual reinsurer may participate in more than one coverage and at various layers within these coverages. Since each layer of each coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer's overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives.

                                                          Premiums Ceded By
                                                       ------------------------
                                                                     Property
                                                        All Pool   and Casualty
Reinsurer                                                Members   Subsidiaries
- ---------                                              ----------- ------------
General Reinsurance Corporation ...................... $ 3,517,725 $    773,900
Underwriters at Lloyd's London .......................   1,670,393      367,486
Hartford Steam Boiler Inspection and Insurance Company   1,138,371      250,442
Hartford Fire Insurance Company ......................     632,192      139,082
Michigan Mutual Insurance Company ....................     629,529      138,496
Pennsylvania Mfg. Assn. Insurance Company ............     629,529      138,496
Transamerica Insurance Company .......................     553,987      121,877
Utica Mutual Insurance Company .......................     497,328      109,412
Other Reinsurers .....................................   9,734,638    2,141,621
                                                       ----------- ------------
   Total ............................................. $19,003,692 $  4,180,812
                                                       =========== ============

     The parties to the pooling agreement also cede reinsurance on both a voluntary and a mandatory basis to state and national organizations in connection with various workers' compensation and assigned risk programs. Premiums ceded by all parties to the pooling agreement and by the property and casualty insurance subsidiaries for the year ended December 31, 1993 are presented below.

                                                          Premiums Ceded By
                                                       ------------------------
                                                                     Property
                                                        All Pool   and Casualty
Reinsurer                                                Members   Subsidiaries
- ---------                                              ----------- ------------
Wisconsin Compensation Rating Bureau ................. $13,887,977 $  3,055,355
National Workers' Compensation Reinsurance Pool ......  13,297,246    2,925,394
North Carolina Reinsurance Facility ..................   1,387,107      305,164
Michigan Catastrophe Claims Association ..............     814,504      179,191
Other reinsurers .....................................     252,574       55,566
                                                       ----------- ------------
                                                       $29,639,408 $  6,520,670
                                                       =========== ============

     In formulating reinsurance programs, Employers Mutual is selective in its choice of reinsurers. Employers Mutual selects reinsurers on the basis of financial stability and long-term relationships, as well as price of the coverage. Reinsurers are generally required to have a Best's rating of "A-" or higher and policyholders surplus of $50,000,000 ($100,000,000 for casualty reinsurance).

     For information concerning amounts due the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums and the effect of reinsurance on premiums written and earned and losses and settlement expenses incurred, see "Property and Casualty Insurance Subsidiaries, Reinsurance Subsidiary and Nonstandard Risk Automobile Insurance Subsidiary - Reinsurance Ceded".

RELATIONSHIP BETWEEN NET PREMIUMS WRITTEN AND SURPLUS

     The volume of insurance which a property and casualty insurance company writes under industry standards is a multiple of its surplus calculated in accordance with statutory accounting practices. Generally, a ratio of 3 to 1 or less is considered satisfactory. The ratios of the pool members for the past three years are as follows:

                                               Year ended December 31,
                                           --------------------------------
                                            1993         1992         1991
                                            ----         ----         ----
      Employers Mutual ..................   1.33         1.32         1.43
      EMCASCO ...........................   2.51         2.56         2.06
      Illinois EMCASCO ..................   2.44         2.65         2.17
      Dakota Fire .......................   2.18         2.49         2.26
      American Liberty ..................   1.38         1.38         1.40
      Union Mutual ......................   1.63         1.68         1.70

OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The property and casualty insurance subsidiaries' reserve information is included in the property and casualty loss reserve development for 1993. See "Property and Casualty Insurance Subsidiaries, Reinsurance Subsidiary and Nonstandard Risk Automobile Insurance Subsidiary - Outstanding Losses and Settlement Expenses".

COMPETITION

     The property and casualty insurance business is highly competitive. The Company competes in the United States insurance market with numerous insurers, many of which have greater financial resources than the Company. Competition in the types of insurance in which the Company is engaged is based on many factors, including the perceived overall financial strength of the insurer, premiums charged, contract terms and conditions, services offered, speed of claim payments, reputation and experience. In this competitive environment, insureds have tended to favor large, financially strong insurers and the Company faces the risk that insureds may become more selective and may seek larger and/or more highly rated insurers.

BEST'S RATING

     A.M. Best rates insurance companies based on their relative financial strength and ability to meet their contractual obligations. The "A (Excellent)" rating assigned to the Company's property and casualty insurance subsidiaries and the other pool members is based on the pool members' 1992 operating results and financial condition as of December 31, 1992. Best's reevaluates its ratings from time to time (normally on an annual basis) and there can be no assurance that the Company's property and casualty insurance subsidiaries and the other pool members will maintain their current rating in the future. Management believes that a Best's rating of "A (Excellent)" or better is important to the Company's business since many insureds require that companies with which they insure be so rated. Best's defines both "A" and "A-" as "Excellent". Best's publications indicate that these ratings are assigned to companies which Best's believes have achieved excellent overall performance and have a strong ability to meet their obligations over a long period of time. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not necessarily directed toward the protection of investors.

REINSURANCE
- -----------

     EMC Re is a property and casualty treaty reinsurer with a concentration in property lines. EMC Re began its operations in 1981 with a five percent quota share assumption of Employers Mutual's assumed reinsurance business. The quota share percentage has been gradually increased over the years and since 1988 EMC Re has assumed a 95 percent quota share of Employers Mutual's assumed reinsurance business. EMC Re receives 95 percent of all premiums and assumes 95 percent of all related losses and expenses of this business. EMC Re does not reinsure any of Employers Mutual's direct insurance business, nor any "involuntary" facility or pool business that Employers Mutual assumes pursuant to state law. In addition, EMC Re is not liable for credit risk in connection with the insolvency of any reinsurers of Employers Mutual.

     Effective January 1, 1993, the quota share agreement with Employers Mutual was amended so that losses in excess of $1,000,000 per event are retained by Employers Mutual. EMC Re pays an annual override commission to Employers Mutual for this additional protection, which totaled $1,808,527 in 1993. Employers Mutual retained losses totaling $615,000 under this agreement in 1993.

     Effective June 30, 1993, Employers Mutual commuted the portion of the quota share agreement that pertains to a casualty pool that is in a run-off position. In connection with this change in the quota share agreement, the Company's liabilities decreased $19,783,037 and invested assets decreased $17,806,179. The reserve discount amount of $1,976,858 was recorded as deferred income and is being amortized into operations over the estimated settlement period of the reserves, which is ten years. During 1993, $259,217 was recognized as income.

     Effective October 31, 1993, Employers Mutual commuted the portion of the quota share agreement that pertains to a voluntary pool that handles large "highly protected" risks. This pool has experienced deteriorating underwriting results over the last several years and Employers Mutual is presently considering whether to continue its participation in the pool beyond 1994. In connection with this change in the quota share agreement, the Company's liabilities decreased $3,827,201 and invested assets decreased $2,619,776. Employers Mutual reimbursed the Company $1,207,425 for commissions incurred to generate this business. No reserve discount was calculated as this business involves short-tail property coverage.

REINSURANCE CEDED

     In conjunction with the change in the quota share agreement noted above, EMC Re terminated its catastrophe reinsurance treaties with Employers Mutual and other nonaffiliated reinsurers effective January 1, 1993. The reinsurance treaty with Employers Mutual paid losses in excess of $1,000,000 resulting from any one catastrophe, subject to a maximum loss of $3,000,000. Maximum recovery was limited to $6,000,000. The catastrophe protection placed on the open market amounted to 95 percent of $8,000,000 in excess of $4,000,000. Ceded reinsurance on the books at December 31, 1992 is being allowed to run-off.

     EMC Re has an aggregate "excess of loss" treaty with Employers Mutual which provides protection from a large accumulation of retentions resulting from multiple catastrophes in any one calendar year. The coverage provided is $2,000,000 excess of $2,500,000 ($2,000,000 in 1991) aggregate losses retained, excess of $200,000 per event. Maximum recovery is limited to $4,000,000 per accident year.

     For information concerning amounts due the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums and the effect of reinsurance on premiums written and earned and losses and settlement expenses incurred, see "Property and Casualty Insurance Subsidiaries, Reinsurance Subsidiary and Nonstandard Risk Automobile Insurance Subsidiary - Reinsurance Ceded".

OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     EMC Re's reserve information is included in the property and casualty loss reserve development for 1993. See "Property and Casualty Insurance Subsidiaries, Reinsurance Subsidiary and Nonstandard Risk Automobile Insurance Subsidiary - Outstanding Losses and Settlement Expenses".

COMPETITION

     Competition for reinsurance business abated somewhat in 1993. This reduction in competition is primarily due to reduced market capacity for catastrophe reinsurance, which has resulted in higher rates for this segment of business.

     EMC Re continues to reduce its aggregate liabilities in hurricane exposed areas in favor of writing new business away from coastal areas. Despite a decrease in overall exposure, written premiums are expected to increase in 1994 due to the increased rates currently available.

BEST'S RATING

     The most recent Best's Property Casualty Key Rating Guide gives EMC Re an A (Excellent) policyholders' rating. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not necessarily directed toward the protection of investors.

NONSTANDARD RISK AUTOMOBILE INSURANCE
- -------------------------------------

     Farm and City was acquired by the Company in January of 1984. Farm and City specializes in insuring private passenger automobile risks that are found to be unacceptable in the normal automobile market.

MARKETING

     Farm and City is admitted in a five state area which includes Iowa, Kansas, Nebraska, North Dakota and South Dakota. Personal automobile policies are solicited through the American Agency System and are written for two, three or six month terms. Limits of liability are offered equal to the state responsibility laws. Physical damage coverages are written at normal insurance deductibles.

REINSURANCE CEDED

     Farm and City has a reinsurance treaty on an "excess of loss" basis with Employers Mutual, which provides reinsurance for 100 percent of each loss in excess of $100,000, up to $1,000,000. No recoveries have been made under this treaty.

OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     Farm and City's reserve information is included in the property and casualty loss reserve development for 1993. See "Property and Casualty Insurance Subsidiaries, Reinsurance Subsidiary and Nonstandard Risk Automobile Insurance Subsidiary - Outstanding Losses and Settlement Expenses".

     For information concerning amounts due the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums and the effect of reinsurance on premiums written and earned and losses and settlement expenses incurred, see "Property and Casualty Insurance Subsidiaries, Reinsurance Subsidiary and Nonstandard Risk Automobile Insurance Subsidiary - Reinsurance Ceded".

COMPETITION

     The nonstandard risk marketplace is very competitive. Policies are written for relatively short periods of time and insureds continually search for the most attractive rates. The number of companies willing to write nonstandard coverage remained fairly constant during 1993, as did availability in the standard market. Nevertheless, Farm and City was able to increase its market share through competitive pricing.

     Demand for nonstandard coverage, which is primarily a result of availability in the standard market, is expected to remain fairly constant in 1994. Future premium growth will therefore continue to be dependent upon competitive pricing and expansion into new markets.

BEST'S RATING

     The most recent Best's Property Casualty Key Rating Guide gives Farm and City an A+ (Superior) policyholders' rating. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not necessarily directed toward the protection of investors.

PROPERTY AND CASUALTY INSURANCE SUBSIDIARIES, REINSURANCE SUBSIDIARY AND
- ------------------------------------------------------------------------
NONSTANDARD RISK AUTOMOBILE INSURANCE SUBSIDIARY.
- ------------------------------------------------

STATUTORY COMBINED RATIOS

     The following table sets forth the Company's subsidiaries' statutory combined ratios and the property and casualty insurance industry average for the five years ended December 31, 1993. The combined ratios below are the sum of the following: the loss ratio, calculated by dividing losses and settlement expenses by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses and policyholder dividends by net premiums written.

     Generally, if the combined ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.

                                             Year ended December 31,
                                      --------------------------------------
                                       1993    1992    1991    1990    1989
                                      ------  ------  ------  ------  ------
Property and casualty insurance
      Loss ratio ....................  72.6%   76.1%   76.8%   73.8%   68.1%
      Expense ratio .................  30.9    30.1    30.5    30.8    32.9
                                      ------  ------  ------  ------  ------
        Combined ratio .............. 103.5%  106.2%  107.3%  104.6%  101.0%
                                      ======  ======  ======  ======  ======
Reinsurance
      Loss ratio ....................  77.7%  109.1%   82.9%   92.6%  126.1%
      Expense ratio .................  33.1    34.8    36.6    37.2    37.4
                                      ------  ------  ------  ------  ------
        Combined ratio .............. 110.8%  143.9%  119.5%  129.8%  163.5%
                                      ======  ======  ======  ======  ======
Nonstandard risk automobile insurance
      Loss ratio ....................  94.3%   92.3%   72.4%   77.8%   67.4%
      Expense ratio .................  23.7    23.7    25.2    24.7    29.7
                                      ------  ------  ------  ------  ------
        Combined ratio .............. 118.0%  116.0%   97.6%  102.5%   97.1%
                                      ======  ======  ======  ======  ======
Total insurance operations
      Loss ratio ....................  75.6%   83.4%   77.8%   78.0%   79.3%
      Expense ratio .................  30.7    30.5    31.4    31.5    33.4
                                      ------  ------  ------  ------  ------
        Combined ratio .............. 106.3%  113.9%  109.2%  109.5%  112.7%
                                      ======  ======  ======  ======  ======
Property and casualty insurance
  industry averages (1)
      Loss ratio ....................  81.8%   88.1%   81.2%   82.3%   82.0%
      Expense ratio .................  27.4    27.6    27.7    27.3    27.2
                                      ------  ------  ------  ------  ------
        Combined ratio .............. 109.2%  115.7%  108.9%  109.6%  109.2%
                                      ======  ======  ======  ======  ======

(1) As reported by A.M. Best Company. The ratio for 1993 is an estimate; the actual combined ratio is not currently available.

REINSURANCE CEDED

  The following table presents amounts due to the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums as of December 31, 1993:

                                                                    1993
                                           Amount      Percent     Best's
                                        Recoverable    of Total    Rating
                                        -----------    --------    ------
Wisconsin Compensation Rating Bureau .. $ 9,328,318       43.8%      (1)
National Workers' Compensation
  Reinsurance Pool ....................   2,862,700       13.4       (1)
Employers Mutual Casualty Company .....   1,250,209        5.9        A
General Reinsurance Corporation .......   1,074,942        5.0        A++
North Carolina Reinsurance Facility ...     618,930        2.9       (2)
American Re-Insurance Company .........     596,830        2.8        A+
New England Reinsurance Corporation ...     474,113        2.2       (3)
Old Republic Insurance Company ........     442,972        2.1        A+
Minnesota Workers' Compensation
  Reinsurance Association .............     398,992        1.9       (4)
Allstate Insurance Company ............     351,076        1.6        A-
Underwriters at Lloyd's London ........     341,961        1.6       (3)
Other Reinsurers ......................   3,568,547       16.8
                                        -----------    --------
      Total ........................... $21,309,590(5)   100.0%
                                        ===========    ========

(1) Amounts recoverable reflect the property and casualty insurance subsidiaries' pool participation percentage of amounts ceded to these organizations by Employers Mutual in connection with its role as "service carrier". Under these arrangements, Employers Mutual writes business for these organizations on a direct basis and then cedes 100 percent of the business to these organizations. Credit risk associated with these amounts is minimal as all companies writing direct business in the states that participate in these organizations are responsible for the liabilities of such organizations on a pro rata basis.

(2) The amount recoverable reflects the property and casualty insurance subsidiaries' pool participation percentage of amounts ceded to this organization by the pool members in conjunction with the state run assigned risk program ("state fund"). Under this program, all insurers writing direct business in the state of North Carolina are required by law to write insurance for risks that are not insurable in the normal marketplace. Business written under this program is ceded 100 percent to the state fund and each respective company assumes from the state fund its share of such business in proportion to its direct writings in the state. Credit risk associated with this amount is minimal as all companies writing direct business in the state are responsible for the liabilities of this organization on a pro rata basis.

(3)  Not rated.

(4) The amount recoverable reflects the property and casualty insurance subsidiaries' pool participation percentage of amounts ceded to this association by the pool members under a reinsurance contract that provides protection for workers' compensation losses in excess of $430,000 per occurrence. Credit risk associated with this amount is minimal as all companies writing direct workers' compensation business in the state of Minnesota are responsible for the liabilities of this association on a pro rata basis.

(5) The total amount at December 31, 1993 represented $1,234,983 in paid losses and settlement expenses recoverable, $17,242,423 in unpaid losses and settlement expenses recoverable and $2,832,184 in unearned premiums recoverable.

     The effect of reinsurance on premiums written and earned and losses and settlement expenses incurred for the years ended December 31, 1993, 1992 and 1991 is presented below. Amounts for the year ended December 31, 1993 reflect
(1) the change in the property and casualty insurance subsidiaries' pooling agreement whereby effective January 1, 1993, the voluntary assumed reinsurance business written by Employers Mutual is no longer subject to cession to the pool members and (2) the change in the reinsurance subsidiary's quota share agreement whereby effective January 1, 1993 losses in excess of $1,000,000 per event are retained by Employers Mutual and the reinsurance subsidiary therefore no longer purchases catastrophe protection. (See notes 2 and 3 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K).

                                              Year ended December 31,
                                     ----------------------------------------
                                         1993          1992          1991
                                     ------------  ------------  ------------
Premiums written:
    Direct ........................  $135,277,129  $138,829,576  $139,292,883
    Assumed from nonaffiliates ....     6,636,942    16,467,613     9,477,850
    Assumed from affiliates .......   147,620,705   150,070,741   108,847,230
    Ceded to nonaffiliates ........   (10,701,482)  (17,721,207)  (11,113,238)
    Ceded to affiliates ...........  (120,898,914) (129,826,840) (130,675,014)
                                     ------------  ------------  ------------
       Net premiums written .......  $157,934,380  $157,819,883  $115,829,711
                                     ============  ============  ============

Premiums earned:
    Direct ........................  $137,141,457  $142,391,771  $134,675,865
    Assumed from nonaffiliates ....     6,758,364    14,980,642     9,056,890
    Assumed from affiliates .......   148,366,487   140,442,245   106,783,050
    Ceded to nonaffiliates ........   (11,507,217)  (16,775,394)  (11,051,459)
    Ceded to affiliates ...........  (124,321,553) (133,628,977) (126,045,108)
                                     ------------  ------------  ------------
       Net premiums earned ........  $156,437,538  $147,410,287  $113,419,238
                                     ============  ============  ============

Losses and settlement expenses
  incurred:
    Direct ........................  $ 97,842,980  $112,579,261  $101,910,680
    Assumed from nonaffiliates ....     6,575,099    17,415,319     8,671,495
    Assumed from affiliates .......   107,369,274   114,359,445    77,845,953
    Ceded to nonaffiliates ........    (5,845,414)  (16,862,082)   (4,735,272)
    Ceded to affiliates ...........   (85,586,640) (105,404,110)  (95,587,937)
                                     ------------  ------------  ------------
       Net losses and settlement
         expenses incurred ........  $120,355,299  $122,087,833  $ 88,104,919
                                     ============  ============  ============

OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The Company maintains reserves for losses and settlement expenses with respect to both reported and unreported claims. The amount of reserves for reported claims is primarily based upon a case-by-case evaluation of the specific type of claim, knowledge of the circumstances surrounding each claim and the policy provisions relating to the type of loss. Reserves on assumed business are the amounts reported by the ceding company.

     The amount of reserves for unreported claims is determined on the basis of statistical information for each line of insurance with respect to the probable number and nature of claims arising from occurrences which have not yet been reported. Established reserves are closely monitored and are frequently recomputed using a variety of formulas and statistical techniques for analyzing current actual claim cost, frequency data and other economic and social factors.

     The Company does not discount reserves. Inflation is implicitly provided for in the reserving function through analysis of cost trends, reviews of historical reserving results and projections of future economic conditions. Large ($25,000 and over) incurred and reported gross reserves are reviewed regularly for adequacy. In addition, long-term and lifetime medical claims are periodically reviewed for cost trends and the applicable reserves are appropriately revised.

     Loss reserves are estimates at a given time of what the insurer expects to pay on incurred losses, based on facts and circumstances then known. During the loss settlement period, which may be many years, additional facts regarding individual claims become known, and accordingly, it often becomes necessary to refine and adjust the estimates of liability on a claim.

     Settlement expense reserves are intended to cover the ultimate cost of investigating claims and defending lawsuits arising from claims. These reserves are established each year based on previous years' experience to project the ultimate cost of settlement expenses. To the extent that adjustments are required to be made in the amount of outstanding loss reserves each year, settlement expense reserves are correspondingly revised.

     Despite the inherent uncertainties of estimating insurance company loss and settlement expense reserves, management believes that the Company's reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that the Company's reserves for losses and settlement expenses at December 31, 1993 are adequate.

     Over the past several years, the Company's financial results have been affected by losses associated with environmental exposures. The Company's environmental claims activity is predominately from hazardous waste and pollution-related claims. The parties to the pooling agreement have not written primary coverage for the major oil or chemical companies; the greatest exposure arises out of commercial general liability and umbrella policies issued to municipalities during the 1970s which allegedly cover contamination emanating from closed landfills. The remaining exposure is from claims from small regional operations or local businesses involved with disposing wastes at dump sites or having pollution on their own property due to hazardous material use or leaking underground storage tanks. These insureds include small manufacturing operations, tool makers, automobile dealerships, contractors, gasoline stations and real estate developers.

     Prior to July 1, 1993, the Company's reinsurance subsidiary assumed reinsurance business that included environmental exposures from a casualty pool that is in a run-off position. Effective June 30, 1993, Employers Mutual commuted the portion of the quota share agreement that pertains to this pool. As a result of this commutation, the Company's environmental reserves decreased $502,818 on June 30, 1993. Environmental losses associated with this pool totaled $197,859, $161,693 and $152,384 in 1993, 1992 and 1991, respectively.

     The following table presents selected data on environmental losses and settlement expenses incurred and reserves outstanding for the Company:

                                                   Year Ended December 31,
                                              --------------------------------
                                                 1993       1992       1991
                                              ---------- ---------- ----------
Total losses incurred ....................... $  485,197 $  563,652 $  304,833
Total settlement expenses incurred ..........     85,282     43,845     82,345
                                              ---------- ---------- ----------
  Total losses and settlement expenses
    incurred ................................ $  570,479 $  607,497 $  387,178
                                              ========== ========== ==========

Loss reserves ............................... $  676,511 $  873,292 $  676,398
Settlement expense reserves .................    235,426    197,808    173,274
                                              ---------- ---------- ----------
  Total loss and settlement expense reserves  $  911,937 $1,071,100 $  849,672
                                              ========== ========== ==========

Number of outstanding claims ................         63         74         78
                                              ========== ========== ==========


     Estimating environmental reserves is one of the most difficult aspects of the reserving process. The legal definition of environmental damage is still evolving, the assignment of responsibility varies widely by state, defense costs are often much greater than the claim costs and claims often emerge long after the policy has expired, making assignment of damages to the time period covered by a particular policy difficult. Management periodically reviews the adequacy of environmental reserves as part of the reserve review process and believes that the stated reserves are adequate.

     The Company has two policyholders which have filed claims at three separate sites in connection with the transportation of hazardous waste to landfills. Included in the above table at December 31, 1993 are five pollution sites which involve multiple claims as follows:

                                                   Number
                   Pollution site                of claims
                   --------------                ---------
              Closed landfill ...................    4
              Closed landfill ...................    2
              Oil recycling facility ............    2
              Battery reclamation site ..........    2
              Battery reclamation site ..........    2


     Pollution coverage is being disputed in 40 of the 63 claims which were outstanding at December 31, 1993. Coverage is disputed in all claims involving the removal of underground storage tanks or the clean up of (i) underground storage tank sites, (ii) landfills based on ownership of the landfill or the generation of waste disposed of at landfills or (iii) insured property.

     Pollution coverage is not being disputed in the remaining 23 claims which were outstanding as of December 31, 1993. These claims are the result of petroleum misdeliveries or spills where coverage has been accepted under a commercial automobile policy that had an applicable endorsement.

     The Company has 39 bodily injury claims involving asbestosis as of December 31, 1993. In each case, a former insured has been named as one of multiple defendants covering exposure over many years. The Company has not paid any defense costs or loss payments and there is no evidence of injury as a result of exposure to the Company's insured's products during the policy periods.

     Prior to July 1, 1993, the Company's reinsurance subsidiary assumed reinsurance business that included asbestosis related exposures from a casualty pool that is in a run-off position. Effective June 30, 1993, Employers Mutual commuted the portion of the quota share agreement that pertains to this pool. As a result of this commutation, the Company's asbestosis related reserves decreased $1,037,738 on June 30, 1993. Asbestosis related losses associated with this pool totaled $226,470, $330,653 and $292,478 in 1993, 1992 and 1991,
respectively.

     The following table presents selected data on asbestosis related losses and settlement expenses incurred and reserves outstanding for the Company:

                                                   Year Ended December 31,
                                              --------------------------------
                                                 1993       1992       1991
                                              ---------- ---------- ----------
Total losses incurred ....................... $  198,267 $  347,764 $  262,575
Total settlement expenses incurred ..........     (3,299)     7,995     (5,690)
                                              ---------- ---------- ----------
  Total losses and settlement expenses
    incurred ................................ $  194,968 $  355,759 $  256,885
                                              ========== ========== ==========

Loss reserves ............................... $   49,161 $  982,197 $  646,022
Settlement expense reserves .................     16,616     20,966     11,767
                                              ---------- ---------- ----------
  Total loss and settlement expense reserves  $   65,777 $1,003,163 $  657,789
                                              ========== ========== ==========

Number of outstanding claims ................         39         44         44
                                              ========== ========== ==========

     The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the property and casualty insurance subsidiaries, the reinsurance subsidiary and the nonstandard risk automobile insurance subsidiary. Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements in accordance with SFAS 113. (See note 1 of Notes to Consolidated Financial Statements.)

                                             Year ended December 31,
                                     ----------------------------------------
                                         1993          1992          1991
                                     ------------  ------------  ------------
Gross reserves for losses and
  settlement expenses, beginning
  of year .......................... $215,388,865  $158,814,130  $151,242,287

Ceded reserves for losses and
  settlement expenses, beginning
  of year ..........................   25,253,507    13,951,033    16,484,739
                                     ------------  ------------  ------------
Net reserves for losses and
  settlement expenses, beginning
  of year ..........................  190,135,358   144,863,097   134,757,548
                                     ------------  ------------  ------------
Incurred losses and
   settlement expenses:
- -------------------------
Provision for insured events
  of the current year ..............  119,896,526   116,615,951    83,477,534

Increase in provision for
  insured events of prior years ....      458,773     5,471,882     4,627,385
                                     ------------  ------------  ------------
        Total incurred losses and
          settlement expenses ...... $120,355,299  $122,087,833  $ 88,104,919
                                     ------------  ------------  ------------

                                             Year ended December 31,
                                     ----------------------------------------
                                         1993          1992          1991
                                     ------------  ------------  ------------
Payments:
- ---------
Losses and settlement expenses
  attributable to insured events
  of the current year .............. $ 47,600,851  $ 46,436,360  $ 35,398,095

Losses and settlement expenses
  attributable to insured events
  of prior years ...................   45,508,460    53,810,715    42,601,275

Adjustment to beginning reserves
  due to the change in the
  property and casualty insurance
  subsidiaries' pooling agreement ..    4,373,629   (23,431,503)            -

Adjustment to reserves due to the
  commutation of two reinsurance
  contracts under the reinsurance
  subsidiary's quota share agreement   21,904,001             -             -

Adjustment to reserves due to the
  gross-up of amounts associated
  with the National Workers'
  Compensation Reinsurance Pool ....   11,436,543             -             -
                                     ------------  ------------  ------------
       Total payments ..............  130,823,484    76,815,572    77,999,370
                                     ------------  ------------  ------------
Net reserves for losses and
  settlement expenses, end of year    179,667,173   190,135,358   144,863,097

Ceded reserves for losses and
  settlement expenses, end of year     17,454,679    25,253,507    13,951,033
                                     ------------  ------------  ------------
Gross reserves for losses and
  settlement expenses, end of year   $197,121,852  $215,388,865  $158,814,130
                                     ============  ============  ============

     The following table shows the calendar year development of the unpaid loss and settlement expense reserves of the property and casualty insurance subsidiaries, the reinsurance subsidiary and the nonstandard risk automobile insurance subsidiary (beginning in 1984). Amounts presented are on a net basis with (i) a reconciliation of the net loss and settlement expense reserves at the end of 1992 and 1993 to the gross amounts presented in the consolidated financial statements in accordance with SFAS 113 and (ii) disclosure of the gross re-estimated loss and settlement expense reserves as of the end of 1993 and the related re-estimated reinsurance receivables.

     Reflected in this table is (1) the increase in the reinsurance subsidiary's quota share assumption of Employers Mutual's assumed reinsurance business from 50 percent in 1983 to 75 percent in 1984 and 95 percent in 1988,
(2) the increase in the property and casualty insurance subsidiaries' collective participation in the pool from 17 percent to 22 percent in 1992, (3) the change in the pooling agreement whereby effective January 1, 1993 the voluntary reinsurance business written by Employers Mutual is no longer subject to cession to the pool members, and (4) the commutation of two reinsurance contracts under the reinsurance subsidiary's quota share agreement in 1993. In addition, prior year amounts have been restated to reflect the gross-up of reserve amounts associated with the National Workers' Compensation Reinsurance Pool.

     In evaluating the table, it should be noted that each cumulative redundancy (deficiency) amount includes the effects of all changes in reserves for prior periods. Conditions and trends that have affected development of the liability in the past, such as the time lag in the reporting of assumed reinsurance business and the high rate of inflation associated with medical services and supplies, may not necessarily occur in the future. Accordingly, it may not be appropriate to project future development of reserves based on this table.

                                                                  Year ended December 31,
                                  -------------------------------------------------------------------------------------------------
(Dollars in thousands)             1983     1984     1985     1986     1987     1988     1989     1990     1991     1992     1993
                                  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
STATUTORY RESERVES FOR LOSSES
  AND SETTLEMENT EXPENSES ...... $ 57,001   71,775   67,921   90,357  109,088  121,667  127,870  131,623  139,317  180,797  181,471

NATIONAL WORKERS' COMPENSATION
  REINSURANCE POOL
  RECLASSIFICATION .............    1,007      949    1,028    1,561    2,378    2,911    3,855    4,338    6,830   11,364        -




STATUTORY RESERVES AFTER
  RECLASSIFICATION .............   58,008   72,724   68,949   91,918  111,466  124,578  131,725  135,961  146,147  192,161  181,471




GAAP ADJUSTMENTS:
  SALVAGE AND SUBROGATION ......     (880)    (950)  (1,130)  (1,000)    (930)    (930)    (930)  (1,203)  (1,284)  (2,026)  (1,804)




RESERVES FOR LOSSES AND
  SETTLEMENT EXPENSES ..........   57,128   71,774   67,819   90,918  110,536  123,648  130,795  134,758  144,863  190,135  179,667




PAID (CUMULATIVE) AS OF:
  One year later ...............   13,638   34,055   27,040   25,874   23,805   34,648   42,357   42,601   30,379   77,589        -
  Two years later ..............   31,594   47,026   41,667   36,199   44,662   57,511   65,965   58,242   78,096        -        -
  Three years later ............   37,840   56,283   48,477   52,014   61,052   72,121   76,356   95,154        -        -        -
  Four years later .............   42,902   59,882   59,885   63,902   71,550   79,092  106,432        -        -        -        -
  Five years later .............   45,297   68,147   69,214   71,859   77,230  105,513        -        -        -        -        -
  Six years later ..............   51,510   72,860   75,371   76,748  101,714        -        -        -        -        -        -
  Seven years later ............   54,236   76,570   79,141   97,533        -        -        -        -        -        -        -
  Eight years later ............   56,316   78,102   96,470        -        -        -        -        -        -        -        -
  Nine years later .............   56,892   88,952        -        -        -        -        -        -        -        -        -
  Ten years later ..............   62,426        -        -        -        -        -        -        -        -        -        -




RESERVES REESTIMATED AS OF:
  End of year ..................   57,128   71,774   67,819   90,918  110,536  123,648  130,795  134,758  144,863  190,135  179,667
  One year later ...............   57,343   73,823   80,888   98,127  109,099  123,628  134,453  139,385  150,335  190,594        -
  Two years later ..............   56,084   79,445   91,452   97,465  111,212  124,011  136,972  140,764  147,388        -        -
  Three years later ............   58,584   85,566   91,927  100,437  113,588  125,957  136,902  139,421        -        -        -
  Four years later .............   61,737   86,460   95,199  104,024  116,995  127,964  137,510        -        -        -        -
  Five years later .............   62,327   88,958   99,649  107,784  119,332  128,434        -        -        -        -        -
  Six years later ..............   64,442   92,681  103,157  110,961  120,147        -        -        -        -        -        -
  Seven years later ............   66,715   95,051  106,671  111,988        -        -        -        -        -        -        -
  Eight years later ............   67,694   97,294  107,681        -        -        -        -        -        -        -        -
  Nine years later .............   68,417   97,799        -        -        -        -        -        -        -        -        -
  Ten years later ..............   68,684        -        -        -        -        -        -        -        -        -        -




CUMULATIVE REDUNDANCY
  (DEFICIENCY) ................. $(11,556) (26,025) (39,862) (21,070)  (9,611)  (4,786)  (6,715)  (4,663)  (2,525)    (459)       -
                                  =================================================================================================




GROSS LOSS AND SETTLEMENT EXPENSE RESERVES - END OF YEAR ........................................................ $215,389  197,122
REINSURANCE RECEIVABLES .........................................................................................   25,254   17,455
                                                                                                                  -----------------
NET LOSS AND SETTLEMENT EXPENSE RESERVES - END OF YEAR .......................................................... $190,135  179,667
                                                                                                                  =================
GROSS RE-ESTIMATED RESERVES - LATEST ............................................................................ $214,997  197,122
RE-ESTIMATED REINSURANCE RECEIVABLES - LATEST ...................................................................   24,403   17,455
                                                                                                                  -----------------
NET RE-ESTIMATED RESERVES - LATEST .............................................................................. $190,594  179,667
                                                                                                                  =================
GROSS CUMULATIVE REDUNDANCY (DEFICIENCY) ........................................................................ $    392        -
                                                                                                                  ==================

     The increase in reserves for losses and settlement expenses for prior year claims was $5,472,000 in 1992 and $459,000 in 1993. The large increase in 1992 primarily relates to a strengthening of workers' compensation reserves in the property and casualty insurance subsidiaries, a time lag in the reporting of assumed reinsurance business in the reinsurance subsidiary and a strengthening of reserves in the nonstandard risk automobile insurance subsidiary. The increase in 1993 is primarily related to development on reserves associated with Hurricane Andrew in the reinsurance subsidiary. Additional strengthening of workers' compensation reserves in the property and casualty insurance subsidiaries was offset by savings in the products liability line of business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations".

     Time lags in the reporting of assumed reinsurance business do not have a material affect on the income of the Company since the premium income associated with this business is recorded at the same time the losses are recorded. However, management recognizes the financial reporting problems associated with such time lags and procedures are now in place to monitor the reporting of assumed reinsurance business and to record estimates for the time periods not yet reported.

EXCESS AND SURPLUS LINES INSURANCE AGENCY
- -----------------------------------------

     Underwriters, Ltd. is an excess and surplus lines insurance agency providing brokerage and underwriting facilities.

     Underwriters, Ltd. was acquired by the Company in January of 1985. Incorporated in 1974, Underwriters, Ltd. provides access to the excess and surplus lines markets through independent agents and managing general agents. Underwriters, Ltd. also functions as managing underwriter for such lines for several of the pool members and represents several major excess and surplus lines companies, including Lloyds of London. Lines of insurance handled range from relatively straight forward property and casualty insurance to the more exotic hole-in-one, kidnap and ransom, ocean marine, aircraft and professional liability lines. Income is derived from fees and commissions and not from underwriting the risk.

INVESTMENTS
- -----------

     Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that investments in all debt securities and those equity securities with readily determinable market values be classified into one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities that management has the intent and ability to hold until maturity are classified as securities held-to-maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the consolidated financial statements. Debt and equity securities that are purchased for short-term resale are classified as trading securities. Trading securities are carried at market value, with unrealized holding gains and losses included in earnings. All other debt and equity securities not included in the above two categories are classified as securities available-for-sale. Securities available-for-sale are carried at market value, with unrealized holding gains and losses reported as a separate component of stockholders' equity, net of tax.

     At December 31, 1993, the Company did not have any investments categorized as trading securities. Adoption of this statement had no effect on the income of the Company. Unrealized holding gains associated with fixed maturity securities available-for-sale increased stockholders' equity by $2,068,451, net of deferred income taxes of $1,065,565.

     Prior to December 31, 1993, investments in fixed maturities were carried at amortized cost, equity securities were carried at market value and short-term investments were carried at cost. Changes in the unrealized holding gains and losses resulting from the revaluation of equity securities were reported as direct increases and decreases in stockholders' equity. Unrealized holding gains and losses on fixed maturities and short-term investments were not recognized in the consolidated financial statements.

     The assets of the property and casualty insurance subsidiaries, the reinsurance subsidiary and the nonstandard risk automobile insurance subsidiary are primarily invested in government bonds. At December 31, 1993, approximately 89 percent of the Company's fixed maturity bonds were invested in government backed securities. Investments in bonds categorized as held-to-maturity are purchased with the intent of being held to maturity. A variety of maturities are maintained in the Company's portfolio to assure adequate liquidity. The maturity structure of bond investments is also established by the relative attractiveness of yields on short, intermediate, and long-term bonds. The Company does not invest in any high-yield debt investments (commonly referred to as junk bonds).

     Investments of the Company's insurance subsidiaries are subject to the insurance laws of the state of their incorporation. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stocks and real estate mortgages. The Company believes it is in compliance with these laws. Failure to comply could result in administrative supervision.

     A committee of the National Association of Insurance Commissioners (NAIC) is developing model legislation to govern insurance company investments. A discussion draft was released at the September 1993 NAIC meeting to which the industry is in the process of responding. Management believes that if the discussion draft were adopted without modification it would not have a material impact on the Company. The model law is not scheduled for adoption by the NAIC until September, 1994.

     The investments of the Company are supervised by an investment committee of the Board of Directors of the Company, which includes one individual who is an officer of the Company. The bond portfolios for each of the subsidiaries are managed by an internal staff which is composed of employees of Employers Mutual.

     Investment expenses are based on actual expenses incurred by each of the Company's subsidiaries plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted average of total assets and investment transactions of each subsidiary.

     The following table shows the composition of the Company's investment portfolio (at amortized cost), by type of security, as of December 31, 1993.
In the Company's consolidated financial statements, securities held-to-maturity are carried at amortized cost; securities available-for-sale are carried at market value.

                                                        Amortized
                                                           Cost      Percent
                                                       ------------  -------
Securities held-to-maturity:
    United States government agencies and authorities  $109,895,914    36.4%
    States and political subdivisions ................   18,374,003     6.1
    Foreign governments ..............................      587,060      .2
    Public utilities .................................    8,813,202     2.9
    Corporate securities .............................   17,050,988     5.7
    Mortgage-backed securities .......................   36,289,456    12.0
                                                       ------------  -------
      Total fixed maturity securities held-to-maturity  191,010,623    63.3
                                                       ------------  -------
Securities available-for-sale:
    States and political subdivisions ................   58,431,008    19.4
    Short-term investments ...........................   51,029,615    16.9
    Other debt securities ............................      486,941      .2
                                                       ------------  -------
      Total fixed maturity securities
        available-for-sale ...........................  109,947,564    36.5
                                                       ------------  -------
    Equity securities available-for-sale .............      505,000      .2
                                                       ------------  -------
          Total investments .......................... $301,463,187   100.0%
                                                       ============  =======

     The following table shows the composition of the Company's investment portfolio (at amortized cost), by type of security, as of December 31, 1992. In the Company's consolidated financial statements, fixed maturities are carried at amortized cost, equity securities are carried at market value and short-term investments are carried at cost.

                                                        Amortized
                                                           Cost      Percent
                                                       ------------  -------
Fixed maturity securities held-to-maturity:
    United States government agencies and authorities  $144,419,244    46.4%
    States and political subdivisions ................   51,188,090    16.4
    Debt securities issued by foreign governments ....      590,502      .2
    Public utilities .................................    9,693,693     3.1
    Corporate securities .............................   16,560,387     5.3
    Mortgage-backed securities .......................   26,983,821     8.7
    Other debt securities ............................    1,117,121      .4
                                                       ------------  -------
      Total fixed maturity securities held-to-maturity  250,552,858    80.5
                                                       ------------  -------
Equity securities available-for-sale .................    1,560,000      .5
                                                       ------------  -------
Short-term investments ...............................   59,198,070    19.0
                                                       ------------  -------
          Total investments .......................... $311,310,928   100.0%
                                                       ============  =======

     Fixed maturity investments held by the Company generally have an investment quality rating of "A" or better by independent rating agencies. The following table shows the composition of the Company's fixed maturity investments, by rating, as of December 31, 1993. Securities held-to-maturity are carried at amortized cost; securities available-for-sale are carried at market value.

                                  Securities               Securities
                               held-to-maturity        available-for-sale
                            ---------------------    ---------------------
                               Amount     Percent       Amount     Percent
                            ------------  -------    ------------  -------
Rating(1)
  Aaa ..................... $153,843,269    80.5%    $ 60,876,041     53.8%
  Aa ......................    6,221,433     3.3       36,855,004     32.6
  A .......................   24,733,496    12.9       15,350,535     13.6
  Baa .....................    5,714,089     3.0                -        -
  Ba ......................      498,336      .3                -        -
                            ------------  -------    ------------  -------
    Total fixed maturities  $191,010,623   100.0%    $113,081,580   100.0%
                            ============  =======    ============  =======

(1) Ratings for preferred stocks and fixed maturity securities with initial maturities greater than one year are assigned by Moody's Investor's Services, Inc. Moody's rating process seeks to evaluate the quality of a security by examining the factors that affect returns to investors. Moody's ratings are based on quantitative and qualitative factors, as well as the economic, social and political environment in which the issuing entity exists. The quantitative factors include debt coverage, sales and income growth, cash flows and liquidity ratios. Qualitative factors include management quality, access to capital markets and the quality of earnings and balance sheet items. Ratings for securities with initial maturities less than one year are based on an evaluation of the underlying assets or the credit rating of the issuer's parent company.

     The amortized cost and estimated market value of fixed maturity securities held-to-maturity and available-for-sale at December 31, 1993, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                Estimated
                                                Amortized         Market
                                                  Cost            Value
                                              ------------    ------------
Fixed maturity securities held-to-maturity:
  Due in one year or less ................... $ 14,613,909    $ 14,887,469
  Due after one year through five years .....   55,951,990      61,054,939
  Due after five years through ten years ....   73,944,312      80,286,921
  Due after ten years .......................   10,210,956      11,582,035
  Mortgage-backed securities ................   36,289,456      38,494,233
                                              ------------    ------------
    Totals .................................. $191,010,623    $206,305,597
                                              ============    ============

Fixed maturity securities available-for-sale:
  Due in one year or less ................... $ 51,429,559    $ 51,599,338
  Due after one year through five years .....   10,168,440      10,476,611
  Due after five years through ten years ....   31,194,883      33,453,428
  Due after ten years .......................   17,154,682      17,552,203
                                              ------------    ------------
    Totals .................................. $109,947,564    $113,081,580
                                              ============    ============

     The mortgage-backed securities shown on the above table include $14,616,836 of securities issued by government corporations and agencies and $21,672,620 of collateralized mortgage obligations ("CMOs"). CMOs are securities backed by mortgages on real estate which come due at various times. The Company has attempted to minimize the prepayment risks associated with mortgage-backed securities by not investing in "principal only" and "interest only" CMOs. The CMOs that the Company has invested in are designed to reduce the risk of prepayment by providing predictable principal payment schedules within a designated range of prepayments. Investment yields may vary from those anticipated due to changes in prepayment patterns of the underlying collateral.

     Investment results of the Company for the periods indicated are shown in the following table:

                                              Year Ended December 31,
                                     ----------------------------------------
                                         1993          1992          1991
                                     ------------  ------------  ------------
Average invested assets (1) ........ $306,387,058  $288,433,650  $252,909,481
Investment income (2) ..............   20,779,951    21,539,597    20,201,993
Average yield ......................         6.78%         7.47%         7.99%
Realized investment gains .......... $    684,445  $    384,283  $     64,418

(1) Average of the aggregate invested amounts (amortized cost) at the beginning and end of the year.

(2) Investment income is net of investment expenses and does not include realized gains or provision for income taxes.

EMPLOYEES
- ---------

     EMC Insurance Group Inc. has no full-time employees, although approximately 12 employees of Employers Mutual perform administrative duties on a part-time basis. Otherwise, the Company's business activities are conducted by employees of Employers Mutual, Farm and City, and Illinois EMCASCO, which have 1,486 (plus 30 part-time), 14 (plus 1 part-time), and 60 (plus 1 part time) employees, respectively. Dakota Fire, EMCASCO, EMC Re and Underwriters, Ltd. have no employees of their own; they transact business through Employers Mutual and Illinois EMCASCO employees. The property and casualty insurance subsidiaries share the costs associated with the pooling agreement in accordance with their pool participation percentages. See "Property and Casualty Insurance -- Pooling Agreement" and "Property and Casualty Insurance
- -- Services Provided by Employers Mutual".

REGULATION
- ----------

     The Company's insurance subsidiaries are subject to extensive regulation and supervision by their home states, as well as those in which they do business. The purpose of such regulation and supervision is primarily to provide safeguards for policyholders rather than to protect the interests of stockholders. The insurance laws of the various states establish regulatory agencies with broad administrative powers, including the power to grant or revoke operating licenses and to regulate trade practices, investments, premium rates, deposits of securities, the form and content of financial statements and insurance policies, accounting practices and the maintenance of specified reserves and capital for the protection of policyholders.

     Premium rate regulation varies greatly among jurisdictions and lines of insurance. In most states in which the Company's subsidiaries write insurance, premium rates for their lines of insurance are subject to either prior approval or limited review upon implementation. States require rates for property and casualty insurance that are adequate, not excessive, and not unfairly discriminatory.

     The Company's insurance subsidiaries are required to file detailed annual reports with the appropriate regulatory agency in each state where they do business based on applicable statutory regulations, which differ from generally accepted accounting principles. Their businesses and accounts are subject to examination by such agencies at any time. Since EMC Insurance Group Inc. and Employers Mutual are domiciled in Iowa, the State of Iowa exercises principal regulatory supervision, and Iowa law requires periodic examination. The Company's subsidiaries are subject to examination by state insurance departments on a periodic basis as applicable law requires.

     State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer's surplus as regards policyholders be reasonable and adequate in relation to its liabilities. Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance. "Extraordinary" dividends or distributions are subject to prior approval and are defined as dividends or distributions which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar on a statutory basis. Both Illinois and North Dakota impose restrictions which are similar to those of Iowa on the payment of extraordinary dividends and restrictions. At December 31, 1993, $10,113,818 was available for distribution in 1994 to EMC Insurance Group Inc. without prior approval. See note 8 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

     Under the insurance laws of all states in which the Company's insurance subsidiaries and Employers Mutual operate, insurers can be assessed up to prescribed limits for policyholder losses occasioned by the insolvency or liquidation of other insurance companies. Under these laws, the extent of any future assessments against the Company is uncertain. Most laws do provide, however, that an assessment may be excused or deferred if it would threaten a solvent insurer's financial strength. Such assessments totaled $86,200, $132,996 and $41,736 in 1993, 1992 and 1991, respectively.

     The NAIC has recently adopted certain risk-based capital standards for property and casualty insurance companies which will be implemented in 1994. Risk-based capital requirements attempt to measure minimum statutory capital needs based upon the risks in a company's mix of products and investment portfolio. The formula has been designed to help state regulators assess capital adequacy of insurance companies and identify property/casualty insurers that are in (or are perceived as approaching) financial difficulty by establishing minimum capital needs based upon the risks applicable to the operations of the individual insurer. The formula takes into consideration industry performance and individual insurer financial characteristics by examining a number of financial criteria to test its perceived levels of risk against assets available to bear such risks.

     The model act adopted by the NAIC provides a minimum level of capital at which a State Commissioner of Insurance may act to place an insurer under certain restraints or in the worst case, to place an insurer under his or her control. These risk-based capital rules are a quantitative measurement technique which purport to quantify the minimum amount of capital necessary to match the degree of financial risk. It is a method for specifying how much minimum capital an insurer must have, based on the risks it has assumed, to assure that it maintains an acceptably low probability of financial impairment.

     The risk-based capital requirements for property and casualty insurance companies will measure three major areas of risk facing property and casualty insurers: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. The Company's insurance subsidiaries' ratio of total adjusted capital to risk-based capital at December 31, 1993 is well in excess of the level which would prompt regulatory action.

ITEM 2.  PROPERTIES.
- -------  -----------
     Lease costs of the Company's two office facilities in West Des Moines, Iowa total approximately $71,000 and $31,000 annually. These leases expire March 31, 1998 and November 30, 1995, respectively.

     Lease costs of the Company's office facilities in Oak Brook, Illinois, and Bismarck, North Dakota, which total approximately $187,000 and $137,000 annually, are included as expenses under the pooling agreement. See note 2 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

     Expenses of office facilities owned by Employers Mutual are borne by the parties to the pooling agreement, less the rent received from the space used and paid for by non-insurance subsidiaries and outside tenants. Expenses totaling $1,784,868, $1,699,591 and $1,457,824 for the three years ended December 31, 1993, 1992 and 1991, respectively, were charged to the pool in connection with the rental of 130,433 and 63,450 square feet located in Des Moines and Ames, Iowa, respectively.

ITEM 3.  LEGAL PROCEEDINGS.
- -------  ------------------

     The Company and Employers Mutual and its other subsidiaries are parties to numerous lawsuits arising in the normal course of the insurance business. The Company believes that the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations. The companies involved have reserves which are believed adequate to cover any potential liabilities arising out of all such pending or threatened proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- -------  ----------------------------------------------------

     None.

                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
- -------  -------------------------------------------------
         STOCKHOLDER MATTERS.
         --------------------

     The Company's common stock is traded on the NASDAQ National Market System under the symbol EMCI.

     The following table shows the range of high and low bid quotations and dividends paid for each quarter within the two most recent years.


                            1993                           1992
                 ----------------------------  ----------------------------
                   High      Low    Dividends    High      Low    Dividends
                 -------  -------   ---------  -------  -------   ---------
1st Quarter      $10 3/4  $ 8         $.13     $10 1/4  $ 8 3/4     $.13
2nd Quarter       11 1/4    9 1/2      .13      10 1/2    9 1/4      .13
3rd Quarter       10 1/4    9 1/4      .13       9 3/4    8          .13
4th Quarter       10 1/4    8 3/4      .13       8 3/4    7 7/8      .13
At December 31     9 1/2                         8 1/2

     On March 9, 1994, there were approximately 958 holders of record of the Company's common stock.

     There are certain regulatory restrictions relating to the payment of dividends (see note 8 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). It is the present intention of the Company's Board of Directors to declare quarterly cash dividends.

     A dividend reinvestment and common stock purchase plan provides stockholders with the option of receiving additional shares of common stock instead of cash dividends. Participants may also purchase additional shares of common stock without incurring broker commissions by making optional cash contributions to the Plan. See note 6(c) of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K. During 1993, Employers Mutual elected to receive 50 percent of it's dividends in common stock under this plan.

ITEM 6.  SELECTED FINANCIAL DATA.
- -------  ------------------------
                                             Year ended December 31,*
                                 --------------------------------------------
                                   1993     1992     1991     1990     1989
                                 -------- -------- -------- -------- --------
                                    (In thousands except per share amounts)
Insurance premiums earned ...... $156,438 $147,410 $113,419 $101,323 $ 91,728
Investment income, net .........   20,780   21,540   20,202   19,884   19,309
Realized investment gains ......      684      384       65       48      257
Other income ...................      259        -        -        -        -
                                 -------- -------- -------- -------- --------
     Total revenues ............  178,161  169,334  133,686  121,255  111,294

Losses and expenses ............  169,142  168,359  123,254  110,415  102,517
                                 -------- -------- -------- -------- --------
Income before income taxes .....    9,019      975   10,432   10,840    8,777

Income taxes ...................    1,885      759    3,124    2,894    2,055
                                 -------- -------- -------- -------- --------
Income from continuing
  operations ...................    7,134      216    7,308    7,946    6,722

Income from discontinued
  operations ...................        -        -    1,853      319      274

Income from accounting changes      2,621        -        -        -        -
                                 -------- -------- -------- -------- --------
     Net income ................ $  9,755 $    216 $  9,161 $  8,265 $  6,996
                                 ======== ======== ======== ======== ========
Earnings per common share:
  Income from continuing
    operations ................. $    .70 $    .02 $    .73 $    .80 $    .71

  Income from discontinued
    operations .................        -        -      .18      .03      .03

  Income from accounting
    changes ....................      .26        -        -        -        -
                                 -------- -------- -------- -------- --------
     Net income ................ $    .96 $    .02 $    .91 $    .83 $    .74
                                 ======== ======== ======== ======== ========
Premiums earned by segment:
  Property and casualty ........ $109,585 $109,139 $ 78,413 $ 70,597 $ 62,517
  Reinsurance ..................   33,324   26,615   25,009   20,696   18,621
  Nonstandard risk automobile ..   13,529   11,656    9,997   10,030   10,590
                                 -------- -------- -------- -------- --------
     Total ..................... $156,438 $147,410 $113,419 $101,323 $ 91,728
                                 ======== ======== ======== ======== ========
Total assets ................... $368,936 $372,807 $311,001 $296,126 $284,396
                                 ======== ======== ======== ======== ========
Stockholders' equity ........... $109,634 $100,911 $105,144 $100,615 $ 95,911
                                 ======== ======== ======== ======== ========
Average return on equity .......     9.3%      .2%     8.9%     8.4%     7.5%
                                 ======== ======== ======== ======== ========
Book value per share ........... $  10.63 $   9.98 $  10.47 $  10.04 $   9.82
                                 ======== ======== ======== ======== ========
Cash dividends paid per share .. $    .52 $    .52 $    .52 $    .52 $    .52
                                 ======== ======== ======== ======== ========

* Prior year assets have been restated to reflect the reporting of ceded reinsurance balances as assets in accordance with SFAS 113. See note 1 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- -------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS.
         ------------------------------------

OVERVIEW

     EMC Insurance Group Inc. (the "Company"), an approximately 67 percent owned subsidiary of Employers Mutual Casualty Company ("Employers Mutual"), is an insurance holding company with operations in property and casualty insurance, reinsurance, nonstandard risk automobile insurance and excess and surplus lines insurance management. Property and casualty insurance is the most significant segment, representing 70.1 percent of consolidated premium income.

     The three property and casualty insurance subsidiaries of the Company and two subsidiaries of Employers Mutual are parties to reinsurance pooling agreements with Employers Mutual (collectively the "pooling agreement"). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business and assumes from Employers Mutual an amount equal to its participation in the pool. All losses, settlement expenses and other underwriting and administrative expenses are prorated among the parties on the basis of participation in the pool. The investment programs and income tax liabilities of the pool participants are not subject to the pooling agreement.

     The purpose of the pooling agreement is to reduce the risk of an exposure insured by any of the pool participants by spreading it among all the companies. The pooling agreement produces a more uniform and stable underwriting result from year to year for all companies in the pool than might be experienced individually. In addition, each company benefits from the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own assets, and from the wide range of policy forms and lines of insurance written and the variety of rate filings and commission plans offered by each of the companies. A single set of reinsurance treaties is maintained for the protection of all six companies in the pool.

     Effective January 1, 1992, the aggregate participation of the property and casualty insurance subsidiaries was increased to 22 percent from 17 percent.
In connection with this change in pool participation, the Company's liabilities increased $31,428,000 and invested assets increased $29,402,000. The Company reimbursed Employers Mutual $2,026,000 for commissions incurred to generate this business.

     Employers Mutual voluntarily assumes reinsurance business from nonaffiliated insurance companies and cedes 95 percent of this business to the Company's reinsurance subsidiary, exclusive of certain reinsurance contracts. Amounts not ceded to the reinsurance subsidiary have historically been retained by Employers Mutual and have been subject to cession to the pool members.
Under the terms of the pooling agreement, the property and casualty insurance subsidiaries had a 22 percent (17 percent in 1991) participation in the amounts assumed from these nonaffiliated companies.

     Effective January 1, 1993, the pooling agreement was amended so that the voluntary assumed reinsurance business written by Employers Mutual is no longer subject to cession to the pool members. As a result, amounts assumed from nonaffiliates have declined from amounts assumed in prior years. In connection with this change in the pooling agreement, the Company's liabilities decreased $4,470,000 and invested assets decreased $4,427,000. Employers Mutual reimbursed the Company $43,000 for commissions incurred to generate this business.

     The parties to the pooling agreement have historically recorded amounts assumed from the National Workers' Compensation Reinsurance Pool on a net basis. Under this approach, reserves for outstanding losses and unearned premiums were reported as liabilities under "Indebtedness to Related Party" in the Company's consolidated financial statements. Effective December 31, 1993, the parties to the pooling agreement began recording these amounts as outstanding losses and unearned premiums. As a result, outstanding losses increased $11,437,000, unearned premiums increased $1,711,000 and indebtedness to related party decreased $13,148,000. There was no income effect from this reclassification. Prior year consolidated financial statements have been restated for comparative purposes.

     As noted above, the Company's reinsurance subsidiary assumes a 95 percent quota share portion of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts. The reinsurance subsidiary receives 95 percent of all premiums and assumes 95 percent of all related losses and settlement expenses of this business. The reinsurance subsidiary does not reinsure any of Employers Mutual's direct insurance business, nor any "involuntary" facility or pool business that Employers Mutual assumes pursuant to state law. In addition, the reinsurance subsidiary is not liable for credit risk in connection with the insolvency of any reinsurers of Employers Mutual. The following changes were made to the quota share agreement during 1993:

(1) Effective January 1, 1993, the quota share agreement was amended so that losses in excess of $1,000,000 per event are retained by Employers Mutual. The reinsurance subsidiary pays an annual override commission to Employers Mutual for this additional protection, which totaled $1,809,000 in 1993.

     In conjunction with this change in the quota share agreement, the reinsurance subsidiary terminated its catastrophe reinsurance contracts with Employers Mutual and other nonaffiliated reinsurers. Effective January 1, 1993, the reinsurance subsidiary no longer cedes reinsurance to nonaffiliated reinsurers and only cedes reinsurance to Employers Mutual under an aggregate "excess of loss" treaty. As a result, reinsurance receivables and prepaid reinsurance premiums for the Company have decreased from prior year amounts. Ceded reinsurance on the books at December 31, 1992 is being allowed to run-off.

(2) Effective June 30, 1993, Employers Mutual commuted the portion of the quota share agreement that pertains to a casualty pool that is in a run-off position. In connection with this change in the quota share agreement, the Company's liabilities decreased $19,783,000 and invested assets decreased $17,806,000. The reserve discount amount of $1,977,000 was recorded as deferred income and is being amortized into operations over the estimated settlement period of the reserves, which is ten years. During 1993, $259,000 was recognized as income.

(3) Effective October 31, 1993, Employers Mutual commuted the portion of the quota share agreement that pertains to a voluntary pool that handles large "highly protected" risks. This pool has experienced deteriorating underwriting results over the last several years and Employers Mutual is presently considering whether to continue its participation in the pool beyond 1994. In connection with this change in the quota share agreement, the Company's liabilities decreased $3,827,000 and invested assets decreased $2,620,000. Employers Mutual reimbursed the Company $1,207,000 for commissions incurred to generate this business. No reserve discount was calculated as this business involves short-tail property coverage.

     The Company sold its life insurance subsidiary to Employers Mutual on December 31, 1991. All information presented in this report reflects the life segment as a discontinued operation.

RESULTS OF OPERATIONS

     Operating income before income taxes was $9,019,000 in 1993, $975,000 in 1992 and $10,432,000 in 1991. Results for 1992 were significantly affected by catastrophe losses, which totaled $16,569,000. This compares to catastrophe losses of $8,513,000 in 1993 (which includes $1,283,000 of development on Hurricane Andrew) and $3,652,000 in 1991. Results for 1993 and 1992 were negatively impacted by poor experience in the nonstandard risk automobile insurance subsidiary and declining production in the excess and surplus lines insurance management agency.

     Premiums earned totaled $156,438,000 in 1993, 147,410,000 in 1992 and
$113,419,000 in 1991. The large increase in 1992 reflects the change in the property and casualty insurance subsidiaries' pool participation. Premium volume increased substantially in the reinsurance subsidiary and the nonstandard risk automobile insurance subsidiary in 1993 while the property and casualty insurance subsidiaries remained relatively flat.

     Net investment income totaled $20,780,000 in 1993, $21,540,000 in 1992 and $20,202,000 in 1991. The large increase in 1992 reflects investment income earned on $29,402,000 transferred to the property and casualty insurance subsidiaries in connection with the change in pool participation. The decrease in 1993 is primarily due to a decline in invested assets resulting from the transfer of $24,853,000 to Employers Mutual in connection with the change in the property and casualty insurance subsidiaries' pooling agreement relating to the voluntary assumed reinsurance business and the commutation of two reinsurance contracts under the reinsurance subsidiary's quota share agreement.

     Losses and expenses totaled $169,142,000 in 1993, $168,359,000 in 1992 and
$123,254,000 in 1991. The large increase in 1992 reflects the change in the property and casualty insurance subsidiaries' pool participation and a record amount of catastrophe losses.

     The Company adopted four new accounting standards and implemented an accounting change in 1993. The net impact of these items was an increase in net income of $2,621,000 ($.26 per share). Following is a brief explanation of each item:

* Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Company adopted SFAS 106 by recognizing the transition obligation as a cumulative effect adjustment to income. The Company's transition obligation amounted to $2,166,000 ($.21 per share), net of income tax benefits of $1,116,000.

* Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". The Company adopted SFAS 109 as a cumulative effect adjustment to income. The Company recognized a benefit of $5,595,000 ($.55 per share), net of a valuation allowance of $1,000,000.

* Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 113 (SFAS 113), "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". SFAS 113 requires a gross (rather than net) balance sheet presentation for ceded reinsurance amounts and addresses the recognition of gain or loss resulting from reinsurance transactions and appropriate financial statement disclosure of reinsurance activities. Ceded reinsurance amounts previously reported on a net basis in the December 31, 1992 balance sheet have been reclassified for comparative purposes. Assets and liabilities increased $20,075,000 and $28,891,000 at December 31, 1993 and 1992, respectively, as a result of the gross-up of ceded balances related to reinsurance receivables on losses and settlement expenses and prepaid reinsurance premiums. Adoption of this statement had no effect on the income of the Company.

* Effective January 1, 1993, the property and casualty insurance subsidiaries changed their method of calculating unearned premiums from the monthly pro rata method to the daily method. The property and casualty insurance subsidiaries changed their accounting method because of management's belief that the new method provides for a more accurate matching of revenues and expenses over the terms of the underlying insurance policies. This change resulted in a cumulative increase in unearned premiums of $1,110,000 and a decrease in income of $808,000 ($.08 per share), net of income tax benefits of $302,000.

* Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain
   Investments in Debt and Equity Securities". SFAS 115 provides that investments in all debt securities and those equity securities with readily determinable market values are to be classified in one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold to maturity are classified as "securities held-to-maturity" and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the consolidated financial statements. Debt and equity securities that are held for current resale are classified as "trading securities" and are reported at market value, with unrealized holding gains and losses included in earnings. All other debt and equity securities are classified as "securities available-for-sale" and are carried at market value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax. The Company has historically held its investment portfolio to maturity and has classified the majority of its portfolio at December 31, 1993 (63.3 percent) as "securities held-to-maturity". The remainder of the portfolio has been classified as "securities available-for-sale". Adoption of this statement had no effect on the income of the Company. Net unrealized holding gains reflected in stockholders' equity at December 31, 1993 totaled $2,049,000, net of deferred income taxes of $1,055,000.

SEGMENT RESULTS

Property and Casualty Insurance

     Operating income before income taxes increased 59.6 percent to $9,835,000 in 1993, increased 2.1 percent to $6,164,000 in 1992 and decreased 17.3 percent to $6,037,000 in 1991. Underwriting loss decreased significantly in 1993. Results for 1992 reflect an increase in catastrophe losses, which was compounded by the increase in the pool participation. Results for 1991 reflect a substantial increase in reserves reported by the National Workers' Compensation Reinsurance Pool. Investment income increased 2.9 percent to $13,243,000 in 1993, 17.0 percent to $13,048,000 in 1992 and 9.6 percent to
$11,153,000 in 1991. Results for 1993 reflect the transfer of $4,427,000 to Employers Mutual in connection with the change in the pooling agreement and the general decline in interest rates for current investments. The large increase in 1992 reflects investment income earned on $29,402,000 received from Employers Mutual in connection with the change in pool participation and $10,000,000 received from the parent company to support this increased participation.

     Premiums earned increased .4 percent to $109,585,000 in 1993, 39.2 percent to $109,139,000 in 1992 and 11.1 percent to $78,413,000 in 1991. The large increase in 1992 reflects $24,821,000 from the change in pool participation. Depressed rates caused by the soft market, a shift of large commercial insureds to alternative risk mechanisms and the generally weak economy contributed to the small increase in 1993. In addition to these factors, results for 1993 reflect the change in the pooling agreement whereby effective January 1, 1993, the voluntary assumed reinsurance business written by Employers Mutual is no longer subject to cession to the pool members. This business accounted for $1,442,000 of earned premiums (including reinstatement premiums) in 1992.

     Underwriting loss decreased 46.8 percent to $3,813,000 in 1993, increased
39.3 percent to $7,169,000 in 1992 and increased 76.5 percent to $5,147,000 in 1991. Catastrophe losses had a significant impact on these results, totaling $3,372,000 in 1993, $4,631,000 in 1992 and $2,980,000 in 1991. Results for the
last three years have been negatively impacted by a strengthening of workers' compensation reserves. The Company had underestimated the cost of medical expenses associated with workers' compensation claims due to greater than expected increases in the price and usage of drugs, medical durables and medical services. Losses totaling $1,998,000, $1,026,000 and $1,272,000 were charged to operations during 1993, 1992 and 1991, respectively. Employers Mutual has assigned additional staff to supervise the reserving process for workers' compensation claims and to more closely monitor the development of such reserves. In addition, Employers Mutual now employs medically trained persons to assist in determining proper reserve levels based on the future medical needs of the insureds. All major claims have been reviewed and the Company believes that the reserves are now adequate. Results for 1993 reflect $880,000 of losses related to the Midwest summer floods and the change in the pooling agreement whereby effective January 1, 1993, the voluntary reinsurance business written by Employers Mutual is no longer subject to cession to the pool members. Underwriting losses associated with the voluntary reinsurance business (including catastrophe losses) amounted to $1,427,000 in 1992.

     Inadequate rate increases and the increasing burden of residual markets in some states reduces the profit potential for the workers' compensation line of business in those states. The parties to the pooling agreement have adjusted rates, policyholder dividends and underwriting standards in these problem states and have experienced a planned overall decline in writings for this line of business. Workers' compensation will continue to be an important line of business for the parties to the pooling agreement; however, the percentage of workers' compensation written premiums to total written premiums is expected to decline gradually as the parties to the pooling agreement refine their underwriting standards based on current conditions in each state.

Reinsurance

     Operating income before income taxes increased 110.0 percent to $510,000 in 1993, decreased 332.8 percent to a loss of $5,089,000 in 1992 and increased
71.8 percent to $2,186,000 in 1991. Results for 1993 and 1992 were significantly impacted by catastrophe losses, poor experience in two voluntary pools and continued development in a casualty pool that is in a run-off position. Investment income declined 10.0 percent to $6,090,000 in 1993, 5.4 percent to $6,763,000 in 1992 and 2.6 percent to $7,149,000 in 1991. The large decline in 1993 is primarily attributable to the transfer of $20,426,000 to Employers Mutual in connection with the commutation of two reinsurance contracts. Declining interest rates for current investments contributed to the decline in 1992 and 1991.

     The following changes were implemented in 1993 to improve the future operating results of the reinsurance subsidiary: (1) the quota share agreement was amended so that effective January 1, 1993, losses in excess of $1,000,000 per event are retained by Employers Mutual; (2) management reduced the aggregate liability in hurricane prone areas by moving to a higher attachment point in nationally exposed programs and by terminating several reinsurance arrangements with other reinsurers that had severe hurricane losses; (3) Employers Mutual commuted two reinsurance contracts under the quota share agreement that have produced very poor results over the last several years.

     Premiums earned increased 25.2 percent to $33,324,000 in 1993, 6.4 percent to $26,615,000 in 1992 and 20.8 percent to $25,009,000 in 1991. Amounts earned in 1992 and 1991 reflect $1,220,000 and $1,286,000, respectively, in premiums ceded (excluding reinstatement premiums) to Employers Mutual for catastrophe reinsurance protection. This coverage was terminated in 1993 in conjunction with the change in the quota share agreement noted above. The reinsurance subsidiary pays Employers Mutual an annual override commission for retaining losses in excess of $1,000,000 per event, which totaled $1,809,000 in 1993.
The amount earned in 1992 also reflects $3,859,000 of reinstatement premiums paid to reinsurers (including Employers Mutual) to reinstate reinsurance coverage which was exhausted by Hurricanes Andrew and Iniki. Results for 1993 reflect a shift from catastrophe "excess of loss" business to "pro rata" business and a general improvement in rates. Under catastrophe "excess of loss" contracts, the reinsurance subsidiary provided coverage for catastrophe losses which exceeded a specified amount. Premiums associated with this type of business are generally lower as the coverage provided is not often exposed. However, the last few years have demonstrated that the exposure under this type of business can far exceed the premiums received. With "pro rata" business, the reinsurance subsidiary receives a specified portion of all premiums on each contract and then shares in all losses in the same proportion as the premium. Although the reinsurance subsidiary has a share in each loss under this type of business, the premium received is believed to be more adequate.

     Underwriting loss decreased 49.3 percent to $6,040,000 in 1993, increased
138.5 percent to $11,904,000 in 1992 and decreased 17.9 percent to $4,991,000 in 1991. The large loss in 1992 is primarily related to catastrophe losses, which totaled $11,609,000. This compares to catastrophe losses of $5,141,000 in 1993 (including development on Hurricane Andrew of $1,283,000) and $2,403,000 in 1991. Operating results for the last three years have been significantly impacted by losses from two voluntary pools in which the subsidiary participates and by losses from a casualty pool that is in a run-off position. The voluntary pools reported combined losses of $2,425,000 in 1993, $2,007,000 in 1992 and $1,571,000 in 1991. Effective October 31, 1993,
Employers Mutual commuted the portion of the quota share agreement that pertains to one of these pools. Losses associated with this pool totaled $2,017,000 in 1993 and $1,294,000 in 1992. No reserve discount was calculated as this business involves short-tail property coverage. Losses associated with the casualty pool that is in a run-off position totaled $868,000 in 1993, $952,000 in 1992 and $2,376,000 in 1991. Employers Mutual commuted the portion of the quota share agreement that pertains to this pool effective June 30, 1993. The reserve discount amount of $1,977,000 was recorded as deferred income and is being amortized into operations over the estimated settlement period of the reserves, which is ten years. During 1993, $259,000 was recognized as income. Results for 1993 also reflect $1,000,000 of losses associated with severe east coast winter storms and $398,000 of losses associated with the World Trade Center explosion.

Nonstandard Risk Automobile Insurance

     Operating results before income taxes decreased 65.4 percent to a loss of $1,268,000 in 1993, decreased 153.1 percent to a loss of $767,000 in 1992 and increased 51.9 percent to a profit of $1,444,000 in 1991. Results for 1993 and 1992 were significantly impacted by increased loss frequency and severity associated with a new book of business and a strengthening of loss and settlement expense reserves. Investment income decreased 1.1 percent to $1,166,000 in 1993, 11.3 percent to $1,179,000 in 1992 and 2.1 percent to
$1,329,000 in 1991 due to the declining interest rates available for current investments.

     The nonstandard risk marketplace is very competitive. Policies are written for relatively short periods of time and insureds continually search for the most attractive rates. In response to the favorable results achieved in 1991, the company began increasing market share in 1992 by offering more competitive rates. The company experienced adverse selection in this new business as the standard market began to accept marginal risks during this same time period. As a result, losses associated with this new business exceeded the premiums received.

     Premiums earned increased 16.1 percent to $13,528,000 in 1993, increased
16.6 percent to $11,656,000 in 1992 and decreased .3 percent to $9,997,000 in 1991. The large increases in 1993 and 1992 reflect the increase in market share discussed above.

     Underwriting results decreased 27.6 percent to a loss of $2,543,000 in 1993, decreased 1,911.8 percent to a loss of $1,993,000 in 1992 and increased
126.7 percent to a profit of $110,000 in 1991. In addition to the adverse selection experienced in 1993 and 1992, the company also strengthened its loss and expense reserves in each of these years.

     The company has applied for rate increases in all states and is currently reviewing its book of business to identify those risks with unacceptable loss experience. The company will take appropriate action, up to and including the cancellation of specific risks, to improve future loss experience. Rate increases are not expected to have a significant impact on the company's market share in 1994.

Excess and Surplus Lines Insurance Management Agency

     Operating income before income taxes decreased 79.1 percent to $103,000 in 1993, 22.7 percent to $496,000 in 1992 and 12.3 percent to $641,000 in 1991.
Operating results continue to be effected by the termination of business with a large agency that had previously represented over 50 percent of this segment's volume. Management continues to search for new business, but a large portion of excess and surplus lines insurance is currently being written by standard carriers due to the soft market conditions.

Parent Company

     Operating income before income taxes decreased 194.1 percent to a loss of $161,000 in 1993, increased 39.2 percent to $171,000 in 1992 and decreased 79.1 percent to $123,000 in 1991. The loss in 1993 is primarily due to a decline in investment income. Invested assets decreased in 1993 as a result of a capital contribution made to the reinsurance subsidiary in December of 1992 and the payment of stockholder dividends.

NEW ACCOUNTING STANDARD

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits". SFAS 112 requires that the cost of certain postemployment benefits that vest or accumulate be accrued over the period of an employee's service. SFAS 112 is effective for fiscal years beginning after December 15, 1993. The Company will adopt this standard in the first quarter of 1994. Adoption of this standard is not expected to have a material effect on the income of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a portion of the investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio is invested in securities with maturities that approximate the anticipated liabilities of the insurance issued. The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends and investment purchases.

     The Company has historically generated positive cash flows from operations. During 1993, the Company had a negative operating cash flow of $8,794,000, which reflects $24,853,000 paid to Employers Mutual in connection with the change in the property and casualty insurance subsidiaries' pooling agreement and the commutation of two reinsurance contracts under the reinsurance subsidiary's quota share agreement. This compares to operating cash flows of $50,826,000 for 1992, which included $29,402,000 received from Employers Mutual in connection with the increase in the property and casualty insurance subsidiaries' pool participation.

     The National Association of Insurance Commissioners (NAIC) has recently adopted certain risk-based capital standards for property and casualty insurance companies which will be implemented in 1994. Risk-based capital requirements attempt to measure minimum statutory capital needs based upon the risks in a company's mix of products and investment portfolio. The formula has been designed to help state regulators assess capital adequacy of insurance companies and identify property/casualty insurers that are in (or perceived as approaching) financial difficulty by establishing minimum capital needs based upon the risks applicable to the operations of the individual insurer. The formula takes into consideration industry performance and individual insurer financial characteristics by examining a number of financial criteria to test its perceived levels of risk against assets available to bear such risks. The model act adopted by the NAIC provides a minimum level of capital at which a State Commissioner of Insurance may act to place an insurer under certain restraints or in the worst case, to place an insurer under his or her control. These risk-based capital rules are a quantitative measurement technique which purport to quantify the minimum amount of capital necessary to match the degree of financial risk. It is a method for specifying how much minimum capital an insurer must have, based on the risks it has assumed, to assure that it maintains an acceptably low probability of financial impairment.

     The risk-based capital requirements for property and casualty insurance companies will measure three major areas of risk facing property and casualty insurers: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. The Company's insurance subsidiaries' ratio of total adjusted capital to risk-based capital at December 31, 1993 is well in excess of the level which would prompt regulatory action.

     The majority of the Company's assets are invested in fixed maturities. These investments provide a substantial amount of income which offsets underwriting losses and contributes to net earnings. As these investments mature the proceeds will be reinvested at current rates, which are significantly lower than those now being earned; therefore, less investment income will be available to contribute to net earnings.

     The Company contributed $10,000,000 of the proceeds received from the sale of the life subsidiary to increase the surplus of the property and casualty insurance subsidiaries in 1992 in connection with the increase in pool participation. The Company contributed $3,000,000 to the surplus of the reinsurance subsidiary in 1992 in order to retain its status as an authorized reinsurance company in several states.

     As of December 31, 1993, the Company had no material commitments for capital expenditures.

     A source of cash flows for the holding company is dividend payments from its subsidiaries. State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval. See note 8 of Notes to Consolidated Financial Statements for additional information regarding dividend restrictions. The Company collected $860,000, $3,288,000 and $3,600,000 of dividends from its insurance subsidiaries in 1993, 1992 and 1991, respectively and $106,000 of dividends from its excess and surplus lines insurance agency in 1991. The Company paid cash dividends to stockholders totaling $3,443,000, $5,104,000 and $5,082,000 in 1993, 1992 and 1991,
respectively. The decrease in 1993 is due to the fact that Employers Mutual received 50 percent of its dividends in common stock under the Company's dividend reinvestment and common stock purchase plan.

     Inflation has a widespread effect on the Company's results of operations, primarily through increased losses and settlement expenses. The Company considers inflation, including social inflation which reflects an increasingly litigious society and increasing jury awards, when setting reserve amounts. Premiums are also affected by inflation, although they are often restricted or delayed by competition and the regulatory rate-setting environment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
- -------  --------------------------------------------

              Management's Responsibility for Financial Reporting

     The consolidated financial statements and related financial information in this annual report are the responsibility of management. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include certain amounts that are based on management's best estimates and judgments.

     In discharging its responsibility both for the integrity and fairness of these statements and the related financial information, and for the examination of the accounting systems from which they are derived, management maintains a system of internal control designed to provide reasonable assurance, weighing the costs with the benefits sought, that transactions are executed in accordance with management's authorization, assets are safeguarded, and proper records are maintained. Management believes that the system of internal control, which is subject to close scrutiny by management and by internal auditors and is revised as considered necessary, supports the integrity and reliability of the consolidated financial statements. Further, in accordance with generally accepted auditing standards, the independent certified public accountants obtained a sufficient understanding of the Company's internal control structure to plan their audit and determine the nature, timing and extent of tests to be performed.

     The Audit Committee of the Board of Directors, composed solely of outside directors, met during the year with management, the Company's internal auditors and the independent certified public accountants to review the scope of the audits, discuss the evaluation of internal accounting controls and discuss financial reporting matters. The independent auditors and internal auditors have free access to the Audit Committee and meet with it, without management present, to discuss any appropriate matters.

     The consolidated financial statements are examined by KPMG Peat Marwick, independent certified public accountants. Their report appears elsewhere in this annual report.


/s/ E.H. Creese
- ------------------------------------
E. H. Creese, C.P.A.
Senior Vice President, Treasurer and
Chief Financial Officer

                   Independent Auditor's Report

The Board of Directors and Stockholders
EMC Insurance Group Inc.:

     We have audited the accompanying consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMC Insurance Group Inc. and Subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

     As discussed in notes 1, 10, 12 and 13 to the consolidated financial statements, the Company changed its method of computing unearned premiums in 1993 and implemented the provisions of the Financial Accounting Standards Board's Statements No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions", No. 109, "Accounting for Income Taxes", No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" and No. 115, "Accounting for Certain Investments in Debt and Equity Securities".


                                         /s/ KPMG Peat Marwick

Des Moines, Iowa
February 21, 1994

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                           December 31,
                                                    --------------------------
                                                        1993          1992
                                                    ------------  ------------
ASSETS

Investments (note 10):
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (market value $206,305,597 and $266,719,495)  $191,010,623  $250,552,858
    Securities available-for-sale, at market value
      (amortized cost $109,947,564) ...............  113,081,580             -
  Equity securities available-for-sale, at market
    value (cost $505,000 and $1,560,000) ..........      475,000     1,418,000
  Short-term investments, at cost which
    approximates market value .....................            -    59,198,070
                                                    ------------  ------------
       Total investments ..........................  304,567,203   311,168,928
                                                    ------------  ------------

Cash ..............................................      675,203     2,009,512
Indebtedness of related party (note 4) ............   12,291,512     3,652,076
Accrued investment income .........................    4,835,451     4,592,856
Accounts receivable ...............................      415,215       576,155
Deferred policy acquisition costs .................    7,698,864     8,112,831
Deferred income taxes (note 13) ...................   13,040,693     7,065,221
Intangible assets, including goodwill, at cost
   less accumulated amortization of $1,540,130
   and $1,405,617 .................................    2,017,690     2,152,203
Reinsurance receivables (note 3) ..................   18,477,406    27,866,790
Prepaid reinsurance premiums (note 3) .............    2,832,184     3,637,917
Other assets ......................................    2,084,102     1,972,611
                                                    ------------  ------------
       Total assets ............................... $368,935,523  $372,807,100
                                                    ============  ============

See accompanying Notes to Consolidated Financial Statements.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                           December 31,
                                                    --------------------------
                                                        1993          1992
                                                    ------------  ------------
LIABILITIES

Losses and settlement expenses (notes 2, 3 and 4) . $197,121,852  $215,388,865
Unearned premiums (notes 2, 3 and 4) ..............   45,941,056    45,984,474
Other policyholders' funds ........................    2,854,793     3,695,397
Income taxes payable ..............................      550,000       668,000
Postretirement benefits (note 12) .................    3,537,449             -
Deferred income (note 2) ..........................    1,717,641             -
Other liabilities .................................    7,578,963     6,159,587
                                                    ------------  ------------
       Total liabilities ..........................  259,301,754   271,896,323
                                                    ------------  ------------

STOCKHOLDERS' EQUITY (notes 6, 7, 8 and 10)

Common stock, $1 par value,
  authorized 20,000,000 shares;
  issued and outstanding, 10,325,329 shares
  in 1993 and 10,161,760 shares in 1992 ...........   10,325,329    10,161,760
Additional paid-in capital ........................   55,021,926    53,507,459
Unrealized holding gains on fixed maturity
  securities available-for-sale, net of tax .......    2,068,451             -
Unrealized holding losses on equity securities
  available-for-sale, net of tax ..................      (19,800)     (142,000)
Retained earnings .................................   42,319,249    37,866,902
Treasury stock, at cost (8,090 shares in 1993
  and 49,392 shares in 1992) ......................      (81,386)     (483,344)
                                                    ------------  ------------
       Total stockholders' equity .................  109,633,769   100,910,777
                                                    ------------  ------------
Contingent liabilities (notes 3, 13 and 16)

       Total liabilities and stockholders' equity   $368,935,523  $372,807,100
                                                    ============  ============

See accompanying Notes to Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Consolidated Statements of Income

                                               Year ended December 31,
                                      ----------------------------------------
                                          1993          1992          1991
                                      ------------  ------------  ------------
Revenues:
  Premiums earned (notes 2 and 3) ... $156,437,538  $147,410,287  $113,419,238
  Investment income, net (note 10) ..   20,779,951    21,539,597    20,201,993
  Realized investment gains (note 10)      684,445       384,283        64,418
  Other income (note 2) .............      259,217             -             -
                                      ------------  ------------  ------------
                                       178,161,151   169,334,167   133,685,649
                                      ------------  ------------  ------------
Losses and expenses:
  Losses and settlement
    expenses (notes 2 and 3) ........  120,355,299   122,087,833    88,104,919
  Dividends to policyholders ........    2,494,284     3,382,736     1,757,923
  Amortization of deferred
    policy acquisition costs ........   30,717,175    29,291,362    24,255,722
  Other underwriting expenses .......   15,575,257    13,597,179     9,135,247
                                      ------------  ------------  ------------
                                       169,142,015   168,359,110   123,253,811
                                      ------------  ------------  ------------
   Income from continuing operations
     before income taxes and
     cumulative effect of changes
     in accounting principles .......    9,019,136       975,057    10,431,838
                                      ------------  ------------  ------------
Income taxes (note 13):
  Current ...........................    1,903,128     2,260,795     3,905,736
  Deferred ..........................      (18,027)   (1,501,430)     (781,719)
                                      ------------  ------------  ------------
                                         1,885,101       759,365     3,124,017
                                      ------------  ------------  ------------
   Income from continuing operations
     before cumulative effect of
     changes in accounting principles    7,134,035       215,692     7,307,821

Income from discontinued
  operations (note 5) ...............            -             -     1,853,234
                                      ------------  ------------  ------------
   Income before cumulative effect of
     changes in accounting principles    7,134,035       215,692     9,161,055

CUMULATIVE EFFECT OF CHANGES
  IN ACCOUNTING PRINCIPLES FOR:

    Income taxes (note 13) ..........    5,595,177             -             -

    Postretirement benefits (note 12)   (2,165,900)            -             -

    Unearned premiums (note 1) ......     (807,933)            -             -
                                      ------------  ------------  ------------
         Net income ................. $  9,755,379  $    215,692  $  9,161,055
                                      ============  ============  ============

See accompanying Notes to Consolidated Financial Statements.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                               Year ended December 31,
                                      ----------------------------------------
                                          1993          1992          1991
                                      ------------  ------------  ------------

EARNINGS PER COMMON SHARE:

   Income from continuing operations
     before cumulative effect of
     changes in accounting principles        $ .70         $ .02         $ .73

   Income from discontinued
      operations ....................            -             -           .18
                                      ------------  ------------  ------------
   Income before cumulative effect of
     changes in accounting principles          .70           .02           .91

   Cumulative effect of changes in
     accounting principles for:

       Income taxes .................          .55             -             -

       Postretirement benefits ......         (.21)            -             -

       Unearned premiums ............         (.08)            -             -
                                      ------------  ------------  ------------
         Net income .................        $ .96         $ .02         $ .91
                                      ============  ============  ============

Average number of shares outstanding    10,197,999    10,071,901    10,054,899
                                      ============  ============  ============

Pro forma amounts, assuming retroactive application of new method of calculating unearned premiums:


         Net income ................. $ 10,563,312  $    344,420  $  8,971,387
                                      ============  ============  ============

  Earnings per common share .........        $1.04         $ .03         $ .89
                                      ============  ============  ============

See accompanying Notes to Consolidated Financial Statements.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

               Consolidated Statements of Stockholders' Equity

                                                 Year ended December 31,
                                         -------------------------------------
                                             1993         1992         1991
                                         -----------  -----------  -----------
Common stock, beginning of year ........ $10,161,760  $10,082,675  $10,023,435
Issuance of common stock:
    Stock option plans .................      31,252       79,085       59,240
    Dividend reinvestment plan .........     132,317            -            -
                                         -----------  -----------  -----------
Common stock, end of year ..............  10,325,329   10,161,760   10,082,675
                                         -----------  -----------  -----------

Additional paid-in capital,
  beginning of year ....................  53,507,459   52,838,624   52,332,954
Additional paid-in capital from
  issuance of common stock:
    Stock option plans .................     279,234      669,320      490,783
    Dividend reinvestment plan .........   1,211,972            -            -
Gain (loss) on sale of treasury stock ..      23,261         (485)      14,887
                                         -----------  -----------  -----------
Additional paid-in capital, end of year   55,021,926   53,507,459   52,838,624
                                         -----------  -----------  -----------

Unrealized holding gains on fixed
  maturity securities available-for-
  sale, beginning of year ..............           -            -            -
Unrealized holding gains on revaluation
  of fixed maturity securities available
  -for-sale, net of tax (note 10) ......   2,068,451            -            -
                                         -----------  -----------  -----------
Unrealized holding gains on fixed
  maturity securities available-for-
  sale, net of tax, end of year ........   2,068,451            -            -
                                         -----------  -----------  -----------

Unrealized holding losses on equity
  securities available-for-sale,
  net of tax, beginning of year ........    (142,000)    (326,375)    (625,000)
Unrealized holding gains on revaluation
  of equity securities available-for-
  sale, net of tax .....................     122,200      184,375      298,625
                                         -----------  -----------  -----------
Unrealized holding losses on equity
  securities available-for-sale,
  net of tax, end of year .............. $   (19,800)  $ (142,000)  $ (326,375)
                                         -----------  -----------  -----------

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                               Year ended December 31,
                                      ----------------------------------------
                                          1993          1992          1991
                                      ------------  ------------  ------------

Retained earnings, beginning of year  $ 37,866,902  $ 42,891,128  $ 38,947,265
Net income ..........................    9,755,379       215,692     9,161,055
Dividends on common stock ($.52 per
  share in 1993, 1992 and 1991):
    Cash dividends ..................   (3,443,465)   (5,103,890)   (5,081,607)
    Dividends reinvested in shares
       of common stock ..............   (1,859,567)     (136,028)     (135,585)
                                      ------------  ------------  ------------
Retained earnings, end of year ......   42,319,249    37,866,902    42,891,128
                                      ------------  ------------  ------------

Treasury stock at cost,
  beginning of year .................     (483,344)     (341,616)      (63,207)
Purchase of shares for the treasury       (126,948)     (315,749)     (420,799)
Sale of shares from the treasury ....      528,906       174,021       142,390
                                      ------------  ------------  ------------
Treasury stock at cost, end of year        (81,386)     (483,344)     (341,616)
                                      ------------  ------------  ------------
     Total stockholders' equity ..... $109,633,769  $100,910,777  $105,144,436
                                      ============  ============  ============

See accompanying Notes to Consolidated Financial Statements.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows


                                                 Year ended December 31,
                                         -------------------------------------
                                             1993         1992         1991
                                         -----------  -----------  -----------
Cash flows from operating activities:
  Income from continuing operations .... $ 9,755,379  $   215,692  $ 7,307,821
                                         -----------  -----------  -----------
  Adjustments to reconcile
   income to net cash (used in)
   provided by operating activities:
     Cumulative effect of changes in
       accounting principles, net of tax  (2,621,344)           -            -
     Losses and settlement expenses ....   8,010,617   33,143,232    7,571,843
     Unearned premiums .................     650,196    4,122,176    2,472,252
     Other policyholders' funds ........    (840,604)     880,866     (217,686)
     Deferred policy acquisition costs       413,967   (2,189,375)    (523,277)
     Indebtedness of related party .....  (8,639,436)   2,261,884   (5,269,702)
     Accrued investment income .........    (242,595)    (168,511)      29,659
     Accrued income taxes:
       Current .........................    (118,000)  (2,390,000)     951,000
       Deferred ........................     (18,027)  (1,501,430)    (781,719)
     Provision for amortization ........     (23,072)      23,660       65,284
     Realized investment gains .........    (684,445)    (384,283)     (64,418)
     Postretirement benefits ...........     255,782            -            -
     Reinsurance receivables ...........   9,389,384  (12,828,945)   3,004,446
     Prepaid reinsurance premiums ......     805,733     (945,813)     (61,779)
     Amortization of deferred income ...    (259,217)           -            -
     Other, net ........................     225,040    1,184,844     (961,824)
                                         -----------  -----------  -----------
                                           6,303,979   21,208,305    6,214,079
     Cash (used in) provided by the
       change in the property and
       casualty insurance subsidiaries'
       pooling agreement (note 2) ......  (4,426,945)  29,402,411            -

     Cash used in the commutation of
       two reinsurance contracts under
       the reinsurance subsidiary's
       quota share agreement (note 2) .. (20,425,955)           -            -
                                         -----------  -----------  -----------
         Total adjustment .............. (18,548,921)  50,610,716    6,214,079
                                         -----------  -----------  -----------
           Net cash (used in) provided
             by operating activities ... $(8,793,542) $50,826,408  $13,521,900
                                         -----------  -----------  -----------

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                               Year ended December 31,
                                      ----------------------------------------
                                          1993          1992          1991
                                      ------------  ------------  ------------
Cash flows from investing activities:
  Purchases of fixed maturities ..... $(55,851,708) $(62,701,348) $(35,475,949)
  Maturities of fixed maturities ....   57,329,956    37,285,914    31,844,948
  Sale of equity securities .........    1,043,068             -             -
  Purchases of short-term investments (308,953,569) (357,300,319) (163,308,142)
  Sales of short-term investments ...  317,122,024   337,456,332   141,779,010
  Sale of life subsidiary ...........            -       474,356    15,500,000
                                      ------------  ------------  ------------
         Net cash provided by (used
           in) investing activities     10,689,771   (44,785,065)   (9,660,133)
                                      ------------  ------------  ------------

Cash flows from financing activities:
  Issuance of common stock ..........      331,568       748,405       550,023
  Dividends paid to
    stockholders (note 6(c)) ........   (3,443,465)   (5,103,890)   (5,081,607)
  Purchase of treasury stock, net ...     (118,641)     (278,241)     (399,107)
                                      ------------  ------------  ------------
         Net cash used in financing
           activities ...............   (3,230,538)   (4,633,726)   (4,930,691)
                                      ------------  ------------  ------------
Net (decrease) increase in cash .....   (1,334,309)    1,407,617    (1,068,924)

Cash at beginning of year ...........    2,009,512       601,895     1,670,819
                                      ------------  ------------  ------------
Cash at end of year ................. $    675,203  $  2,009,512  $    601,895
                                      ============  ============  ============

Income taxes paid ................... $  4,656,213  $  4,650,795  $  2,954,736
Interest paid .......................        1,696       387,351        15,874

See accompanying Notes to Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     EMC Insurance Group Inc., an approximately 67 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance, reinsurance, nonstandard risk automobile insurance and excess and surplus lines insurance management. EMC Insurance Group Inc. and its subsidiaries are referred to herein as the "Company".

     The Company's subsidiaries include EMCASCO Insurance Company, Illinois EMCASCO Insurance Company, Dakota Fire Insurance Company, EMC Reinsurance Company, Farm and City Insurance Company and EMC Underwriters, Ltd.

     The Company sold its life insurance subsidiary to Employers Mutual on December 31, 1991. All information presented in this report reflects the life segment as a discontinued operation (see note 5).

     The consolidated financial statements have been prepared on the basis of generally accepted accounting principles (GAAP) which differ in some respects from those followed in reports to insurance regulatory authorities. All significant intercompany balances and transactions have been eliminated.

PROPERTY AND CASUALTY INSURANCE, REINSURANCE AND NONSTANDARD RISK AUTOMOBILE
  INSURANCE OPERATIONS

     Premiums are recognized as revenue ratably over the terms of the respective policies. Effective January 1, 1993, the property and casualty insurance subsidiaries changed their method of calculating unearned premiums from the monthly pro rata method to the daily pro rata method. The property and casualty insurance subsidiaries changed their accounting method because of management's belief that the new method provides for a more accurate matching of revenues and expenses over the terms of the underlying insurance policies. This change resulted in a cumulative increase in unearned premiums of $1,109,799 and a decrease in income of $807,933 ($.08 per share), net of income tax benefits of $301,866.

     Certain costs of acquiring new business, principally commissions, premium taxes and variable underwriting expenses, have been deferred. Such costs are being amortized as premium revenue is recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss settlement expenses and certain other costs expected to be incurred as the premium is earned.

     Unpaid losses and settlement expenses are based on estimates of reported and unreported claims and related settlement expenses. Changes in estimates are reflected in current operating results. The provisions for losses and settlement expenses are considered adequate to cover the ultimate net cost of losses and claims incurred to date net of estimated salvage and subrogation recoverable. Since the provisions are necessarily based on estimates, the ultimate liability may be more or less than such provisions.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

EXCESS AND SURPLUS LINES OPERATIONS

     Income is derived from fees and commissions which are realized when earned. Costs of doing business are expensed as incurred.

REINSURANCE CEDED

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 113 (SFAS 113), "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". SFAS 113 requires a gross (rather than net) balance sheet presentation for ceded reinsurance amounts and addresses the recognition of gain or loss resulting from reinsurance transactions and appropriate financial statement disclosure of reinsurance activities. Ceded reinsurance amounts previously reported on a net basis in the December 31, 1992 consolidated financial statements have been reclassified for comparative purposes. Assets and liabilities increased $20,074,607 and $28,891,424 at December 31, 1993 and 1992, respectively, as a result of the gross-up of ceded balances related to reinsurance receivables on losses and settlement expenses and prepaid reinsurance premiums. Adoption of this statement had no effect on the income of the Company.

INVESTMENTS

     Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that investments in all debt securities and those equity securities with readily determinable market values be classified into one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold until maturity are classified as securities held-to-maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the consolidated financial statements. Debt and equity securities that are purchased for short-term resale are classified as trading securities. Trading securities are carried at market value, with unrealized holding gains and losses included in earnings. All other debt and equity securities not included in the above two categories are classified as securities available-for-sale. Securities available-for-sale are carried at market value, with unrealized holding gains and losses reported as a separate component of stockholders' equity, net of tax. At December 31, 1993 the Company did not have any investments categorized as trading securities. Adoption of this statement had no effect on the income of the Company.

     Prior to December 31, 1993, investments in fixed maturities were carried at amortized cost, equity securities were carried at market value and short-term investments were carried at cost. Changes in unrealized holding gains and losses resulting from the revaluation of equity securities were reported as direct increases and decreases in stockholders' equity. Unrealized holding gains and losses on fixed maturities and short-term investments were not recognized in the consolidated financial statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

     The Company's carrying value for investments in the held-to-maturity and available-for-sale categories is reduced to its estimated realizable value if a decline in the market value is deemed other than temporary. Such reductions in carrying value are recognized as realized losses and charged to income. Premiums and discounts on debt securities are amortized over the life of the security as an adjustment to yield using the effective interest method. Realized gains and losses on disposition of investments are included in net income. The cost of investments sold is determined on the first-in, first-out method. Included in investments at December 31, 1993 and 1992 are securities on deposit with various regulatory authorities as required by law amounting to $11,329,402 and $10,774,732, respectively.

PENSION COSTS

     Net periodic pension cost relating to the Company's employee participation in Employers Mutual's Retirement Plan is computed on the basis of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", and includes the following components: service cost, interest cost, actual return on assets for the period and amortization of unrealized gain/loss from past experience. It is the Company's policy to fund pension costs according to regulations provided under the Internal Revenue Code. Assets held in the Plan are a mix of equity, debt and guaranteed interest securities.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions". Under SFAS 106, the cost of postretirement benefits other than pensions must be recognized on an accrual basis as employees perform services to earn the benefits. Prior to 1993, the cost of retiree health care and life insurance benefits were recognized as expenses when paid.

INCOME TAXES

     The Company files a consolidated Federal income tax return with its subsidiaries. Consolidated income taxes/benefit are allocated among the entities based upon separate tax liabilities.

     Deferred income taxes are provided for temporary differences between financial statement carrying values of assets and liabilities and their respective tax bases. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". Under SFAS 109, deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and then a valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. Prior to 1993, the Company computed deferred income taxes in accordance with Statement of Financial Accounting Standards No. 96.

                EMC INSURANCE GROUP INC. AND SUBSIDIARIES

EARNINGS PER SHARE

     Earnings per common share are computed by dividing earnings by the weighted average number of common shares outstanding during each year.

INTANGIBLE ASSETS

     Goodwill, which represents the excess of cost over the fair value of net assets of acquired subsidiaries, is being amortized on a straight-line basis over 25 years.

RECLASSIFICATIONS

     Certain amounts previously reported in prior years' consolidated financial statements have been reclassified to conform to current year presentation.

2. AFFILIATION AND TRANSACTIONS WITH AFFILIATES

Property and Casualty Insurance Subsidiaries

     The three property and casualty insurance subsidiaries of the Company and two subsidiaries of Employers Mutual are parties to reinsurance pooling agreements with Employers Mutual (collectively the "pooling agreement"). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business and assumes from Employers Mutual an amount equal to its participation in the pool. All losses, settlement expenses and other underwriting and administrative expenses are prorated among the parties on the basis of participation in the pool. The investment programs and income tax liabilities of the pool participants are not subject to the pooling agreement.

     Effective January 1, 1992, the aggregate participation of the property and casualty insurance subsidiaries was increased to 22 percent from 17 percent. In connection with this change in pool participation, the Company's liabilities increased $31,427,861 and invested assets increased $29,402,411. The Company reimbursed Employers Mutual $2,025,450 for commissions incurred to generate this business.

     Employers Mutual voluntarily assumes reinsurance from nonaffiliated insurance companies and cedes 95 percent of this business to the Company's reinsurance subsidiary, exclusive of certain reinsurance contracts. Amounts not ceded to the reinsurance subsidiary have historically been retained by Employers Mutual and have been subject to cession to the pool members. Under the terms of the pooling agreement, the property and casualty insurance subsidiaries had a 22 percent (17 percent in 1991) participation in the amounts assumed from these nonaffiliated companies.

     Effective January 1, 1993, the pooling agreement was amended so that the voluntary assumed reinsurance business written by Employers Mutual is no longer subject to cession to the pool members. As a result, amounts assumed from nonaffiliates have declined from amounts assumed in prior years. In connection with this change in the pooling agreement, the Company's liabilities decreased $4,470,204 and invested assets decreased $4,426,945. Employers Mutual reimbursed the Company $43,259 for commissions incurred to generate this business.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Reinsurance Subsidiary

     As noted above, the reinsurance subsidiary assumes a 95 percent quota share portion of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts. The reinsurance subsidiary receives 95 percent of all premiums and assumes 95 percent of all related losses and settlement expenses of this business. The reinsurance subsidiary does not reinsure any of Employers Mutual's direct insurance business, nor any "involuntary" facility or pool business that Employers Mutual assumes pursuant to state law. In addition, the reinsurance subsidiary is not liable for credit risk in connection with the insolvency of any reinsurers of Employers Mutual.

     Effective January 1, 1993, the quota share agreement was amended so that losses in excess of $1,000,000 per event are retained by Employers Mutual. EMC Re pays an annual override commission to Employers Mutual for this additional protection, which totaled $1,808,527 in 1993. Employers Mutual retained $615,000 of losses under this agreement in 1993.

     Effective June 30, 1993, Employers Mutual commuted the portion of the quota share agreement that pertains to a casualty pool that is in a run-off position. In connection with this change in the quota share agreement, the Company's liabilities decreased $19,783,037 and invested assets decreased $17,806,179. The reserve discount amount of $1,976,858 was recorded as deferred income and is being amortized into operations over the estimated settlement period of the reserves, which is ten years. During 1993, $259,217 was recognized as income.

     Effective October 31, 1993, Employers Mutual commuted the portion of the quota share agreement that pertains to a voluntary pool that handles large "highly protected" risks. This pool has experienced deteriorating underwriting results over the last several years and Employers Mutual is presently considering whether to continue its participation in the pool beyond 1994. In connection with this change in the quota share agreement, the Company's liabilities decreased $3,827,201 and invested assets decreased $2,619,776. Employers Mutual reimbursed the Company $1,207,425 for commissions incurred to generate this business. No reserve discount was calculated as this business involves short-tail property coverage.

     Premiums assumed by the reinsurance subsidiary from Employers Mutual amounted to $34,445,978, $35,777,710 and $29,291,685 in 1993, 1992 and 1991,
respectively. It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses it incurred in the generation of the business. Commissions paid by the reinsurance subsidiary to Employers Mutual amounted to $8,979,309, $10,242,650 and $8,873,078 in 1993, 1992 and 1991, respectively.

     In conjunction with the change in the quota share agreement noted above, the reinsurance subsidiary terminated its catastrophe reinsurance treaty with Employers Mutual. This treaty paid losses in excess of $1,000,000 resulting from any one catastrophe, subject to a maximum loss of $3,000,000. Maximum recovery was limited to $6,000,000. Ceded reinsurance on the books at December 31, 1992 is being allowed to run-off. The reinsurance subsidiary recovered $306,250, $4,125,000 and $485,000 under this treaty and paid reinstatement premiums of $0, $1,033,330 and $47,025 in 1993, 1992 and 1991, respectively.
Total premiums paid to Employers Mutual amounted to $0, $2,253,579 and $1,332,957 in 1993, 1992 and 1991, respectively.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

     The reinsurance subsidiary has an aggregate excess of loss treaty with Employers Mutual which provides protection from a large accumulation of retentions resulting from multiple catastrophes in any one calendar year. The coverage provided is $2,000,000 excess of $2,500,000 ($2,000,000 in 1991)
aggregate losses retained, excess of $200,000 per event. Maximum recovery is limited to $4,000,000 per accident year. EMC Re recovered $143,501, $4,221,444 and $607,306 under this treaty and paid reinstatement premiums of $208,470, $744,561 and $0 in 1993, 1992 and 1991, respectively. Total premiums paid to Employers Mutual amounted to $708,445, $1,124,561 and $320,000 in 1993, 1992 and 1991, respectively.

Nonstandard Risk Automobile Insurance Subsidiary

     The nonstandard risk automobile insurance subsidiary has a reinsurance treaty on an excess of loss basis with Employers Mutual which provides reinsurance for 100 percent of each loss in excess of $100,000, up to $1,000,000. No recoveries have been made under this treaty. Premiums paid to Employers Mutual amounted to $42,065, $35,377 and $34,827 in 1993, 1992 and 1991, respectively.

3. REINSURANCE CEDED

     The parties to the pooling agreement cede insurance business to other insurers in the ordinary course of business for the purpose of limiting their maximum loss exposure through diversification of their risks. In its consolidated financial statements, the Company treats risks to the extent they are reinsured as though they were risks for which the Company is not liable. Insurance ceded by the pool participants does not relieve their primary liability as the originating insurers. Employers Mutual evaluates the financial condition of the reinsurers of the parties to the pooling agreement and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize exposure to significant losses from reinsurer insolvencies. The parties to the pooling agreement also assume insurance from involuntary pools and associations in conjunction with direct business written in various states.

     Prior to 1993, the reinsurance subsidiary ceded reinsurance business to Employers Mutual and other nonaffiliated reinsurers in the ordinary course of business for the purpose of limiting its maximum loss exposure. Effective January 1, 1993, the quota share agreement with Employers Mutual was amended so that losses in excess of $1,000,000 per event are retained by Employers Mutual. In conjunction with this change in the quota share agreement, the reinsurance subsidiary terminated its catastrophe reinsurance contracts with Employers Mutual and the nonaffiliated reinsurers. Effective January 1, 1993, the reinsurance subsidiary no longer cedes reinsurance to unaffiliated reinsurers and only cedes reinsurance to Employers Mutual under an aggregate "excess of loss" treaty. As a result, reinsurance receivables and prepaid reinsurance premiums for the Company have decreased from prior year amounts. Ceded reinsurance on the books at December 31, 1992 is being allowed to run-off.

                EMC INSURANCE GROUP INC. AND SUBSIDIARIES

     As of December 31, 1993, deductions for reinsurance ceded to two unaffiliated reinsurers aggregated $12,191,018, which represented a significant portion of the total prepaid reinsurance premiums and reinsurance receivables for losses and settlement expenses. These amounts reflect the property and casualty insurance subsidiaries' pool participation percentage of amounts ceded by Employers Mutual to these organizations in connection with its role as "service carrier". Under these arrangements, Employers Mutual writes business for these organizations on a direct basis and then cedes 100 percent of this business to these organizations. Credit risk associated with these amounts is minimal as all companies writing direct business in the states that participate in these organizations are responsible for the liabilities of such organizations on a pro rata basis.

     The effect of reinsurance on premiums written and earned and losses and settlement expenses incurred for the years ended December 31, 1993, 1992 and 1991 is presented below. Amounts for the year ended December 31, 1993 reflect
(1) the change in the property and casualty insurance subsidiaries' pooling agreement whereby effective January 1, 1993, the voluntary assumed reinsurance business written by Employers Mutual is no longer subject to cession to the pool members and (2) the change in the reinsurance subsidiary's quota share agreement whereby effective January 1, 1993, losses in excess of $1,000,000 per event are retained by Employers Mutual and the reinsurance subsidiary therefore no longer purchases catastrophe protection (see note 2).

                                              Year ended December 31,
                                     ----------------------------------------
                                         1993          1992          1991
                                     ------------  ------------  ------------
Premiums written
    Direct ......................... $135,277,129  $138,829,576  $139,292,883
    Assumed from nonaffiliates .....    6,636,942    16,467,613     9,477,850
    Assumed from affiliates ........  147,620,705   150,070,741   108,847,230
    Ceded to nonaffiliates .........  (10,701,482)  (17,721,207)  (11,113,238)
    Ceded to affiliates ............ (120,898,914) (129,826,840) (130,675,014)
                                     ------------  ------------  ------------
      Net premiums written ......... $157,934,380  $157,819,883  $115,829,711
                                     ============  ============  ============
Premiums earned
    Direct ......................... $137,141,457  $142,391,771  $134,675,865
    Assumed from nonaffiliates .....    6,758,364    14,980,642     9,056,890
    Assumed from affiliates ........  148,366,487   140,442,245   106,783,050
    Ceded to nonaffiliates .........  (11,507,217)  (16,775,394)  (11,051,459)
    Ceded to affiliates ............ (124,321,553) (133,628,977) (126,045,108)
                                     ------------  ------------  ------------
      Net premiums earned .......... $156,437,538  $147,410,287  $113,419,238
                                     ============  ============  ============
Losses and settlement expenses
  incurred
    Direct ......................... $ 97,842,980  $112,579,261  $101,910,680
    Assumed from nonaffiliates .....    6,575,099    17,415,319     8,671,495
    Assumed from affiliates ........  107,369,274   114,359,445    77,845,953
    Ceded to nonaffiliates .........   (5,845,414)  (16,862,082)   (4,735,272)
    Ceded to affiliates ............  (85,586,640) (105,404,110)  (95,587,937)
                                     ------------  ------------  ------------
      Net losses and settlement
        expenses incurred .......... $120,355,299  $122,087,833  $ 88,104,919
                                     ============  ============  ============

                EMC INSURANCE GROUP INC. AND SUBSIDIARIES

4. REINSURANCE ASSUMED

     The parties to the pooling agreement have historically recorded amounts assumed from the National Workers' Compensation Reinsurance Pool on a net basis. Under this approach, reserves for outstanding losses and unearned premiums were reported as liabilities under "Indebtedness to Related Party" in the Company's consolidated financial statements. Effective December 31, 1993, the parties to the pooling agreement began recording these amounts as outstanding losses and unearned premiums. As a result, outstanding losses increased $11,436,543, unearned premiums increased $1,711,288 and indebtedness to related party decreased $13,147,831. There was no income effect from this reclassification. Prior year consolidated financial statements have been restated for comparative purposes.

5. DISCONTINUED OPERATIONS

     On December 31, 1991 the Company's life insurance subsidiary was sold to Employers Mutual pursuant to a stock acquisition agreement dated December 9, 1991. The Company received $15,500,000 in cash on December 31, 1991 with final settlement of $474,356 on March 2, 1992 based on the GAAP book value on December 31, 1991, which totaled $15,974,356. No income statement gain was recognized on the sale.

     The consolidated financial statements report the life segment's results as discontinued operations on a separate line in the 1991 statement of income. Income from discontinued operations is net of applicable income tax benefit of $150,939.

6. COMMON STOCK

(a) EMPLOYEE STOCK PURCHASE PLANS

1987 Employee Stock Purchase Plan

     Under the Employers Mutual 1987 Employee Stock Purchase Plan, Employers Mutual could purchase up to 200,000 shares of EMC Insurance Group Inc. common stock for resale to eligible employees. The plan provided for two option periods each calendar year; from January 1 until the last business day of June, and from July 1 until the last business day of December, with the last business day in each option period being the option exercise date. Any employee who was employed by Employers Mutual, its affiliates, or its subsidiaries on the first day of the month immediately preceding any option period was eligible to participate in the plan. Eligible employees could elect to participate in the plan either through payroll deduction or by lump sum contributions, but in no case could the participation level exceed 10 percent of the employee's base annual compensation amount. The option price was 85 percent of the fair market value of the stock on the exercise date. The plan was terminated in August of 1993 and the remaining shares were deregistered. For the first option period of 1993, 101 employees participated in the plan and exercised a total of 10,706 options at a price of $8.08. Activity under the plan was as follows:

                EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                                    Year ended December 31,
                                                  ---------------------------
                                                    1993      1992      1991
                                                  -------   -------   -------
Shares available for purchase, beginning of year   55,720    85,765   110,564
  Shares purchased under plan ................... (10,706)  (30,045)  (24,799)
  Shares deregistered ........................... (45,014)        -         -
                                                  -------   -------   -------
Shares available for purchase, end of year ......       -    55,720    85,765
                                                  =======   =======   =======

1993 Employee Stock Purchase Plan

     On February 12, 1993, the Company filed a registration statement with the Securities and Exchange Commission authorizing the issuance of up to 500,000 shares of the Company's common stock for use in the Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan. The plan provides for two option periods each calendar year; from January 1 until the last business day of June, and from July 1 until the last business day of December, with the last business day in each option period being the option exercise date. Any employee who is employed by Employers Mutual, its affiliates, or its subsidiaries on the first day of the month immediately preceding any option period is eligible to participate in the plan. Eligible employees may elect to participate in the plan either through payroll deduction or by lump sum contributions, but in no case can the participation level exceed 10 percent of the employee's base annual compensation amount. The option price is 85 percent of the fair market value of the stock on the exercise date. Upon exercise of an option, the Company shall issue a stock certificate evidencing the ownership of the participant in the shares of stock so purchased. The certificate, however, will be held in custody by the stock transfer agent for a period of one year from the exercise date. During such one year period, the participant shall have the rights and privileges of a shareholder, including the right to vote, to receive dividends, and to have such shares participate in the dividend reinvestment and common stock purchase plan. However, the participant shall not be able to sell, transfer, assign, pledge or otherwise encumber or dispose of such shares during such one year period. Upon expiration of the one year period or upon any earlier termination of employment of the participant for any reason, including death, such participant shall, within thirty days of such expiration or termination, receive the stock certificate(s) evidencing his or her shares of stock. The plan is administered by the Board of Directors of Employers Mutual and the Board has the right to amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options. For the second option period of 1993, 104 employees participated in the plan and exercised a total of 13,454 options at a price of $8.19. Activity under the plan was as follows:

                                                             Year ended
                                                            December 31,
                                                                1993
                                                            ------------
Shares available for purchase, beginning of year ..........            -
  Shares registered for use in plan .......................      500,000
  Shares purchased under plan .............................      (13,454)
                                                            ------------
Shares available for purchase, end of year ................      486,546
                                                            ============

                EMC INSURANCE GROUP INC. AND SUBSIDIARIES

(b) 1993 NON-EMPLOYEE DIRECTOR STOCK PURCHASE PLAN

     On February 12, 1993, the Company filed a registration statement with the Securities and Exchange Commission authorizing the issuance of up to 200,000 shares of the Company's common stock for use in the 1993 Employers Mutual Casualty Company Non-Employee Director Stock Purchase Plan. All non-employee directors of Employers Mutual and its subsidiaries and affiliates who are not serving on the "Disinterested Director Committee" of Employers Mutual's Board of Directors (the "Board") as of the beginning of the option period are eligible for participation in the plan. The option period is from the date of each eligible director's respective Annual Meeting to the day immediately prior to the next and subsequent Annual Meeting. Each eligible director is granted an option at the beginning of the option period to purchase stock at an option price equal to 75 percent of the fair market value of the stock on the option exercise date. The option may be exercised anytime during the option period. An eligible director can purchase shares of common stock in an amount equal to a minimum of 25 percent to a maximum of 100 percent of their annual cash retainer. Eligible directors may not have sold any of the Company's common stock in the six month period preceding the exercise date and may not sell any shares of the Company's common stock in the six month period following the exercise of an option. The plan is administered by the Disinterested Director Committee of the Board. The Board may amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options. The plan will continue through the option period for options granted at the 2002 Annual Meeting. During 1993, five directors participated in the plan and exercised a total of 5,952 options at prices ranging from $6.56 to $7.69. Activity under the plan was as follows:

                                                             Year ended
                                                            December 31,
                                                                1993
                                                            ------------
Shares available for purchase, beginning of year ..........            -
  Shares registered for use in plan .......................      200,000
  Shares purchased under plan .............................       (5,952)
                                                            ------------
Shares available for purchase, end of year ................      194,048
                                                            ============

                EMC INSURANCE GROUP INC. AND SUBSIDIARIES

(c) DIVIDEND REINVESTMENT PLAN

     The Company maintains a Dividend Reinvestment and Common Stock Purchase Plan which provides stockholders with the option of reinvesting cash dividends in additional shares of the Company's common stock. Participants may also purchase additional shares of common stock without incurring broker commissions by making optional cash contributions to the plan. Any holder of shares of common stock is eligible to participate in the plan. During 1993, Employers Mutual elected to participate in the Dividend Reinvestment Plan by reinvesting 50 percent of its dividends in additional shares of the Company's common stock. Activity under the plan was as follows:

                                                    Year ended December 31,
                                                   -------------------------
                                                    1993     1992     1991
                                                   -------  -------  -------
Shares available for purchase, beginning of year   955,069  973,901  991,575
  Shares purchased under plan ................... (186,187) (18,832) (17,674)
                                                   -------  -------  -------
Shares available for purchase, end of year ......  768,882  955,069  973,901
                                                   =======  =======  =======
Range of purchase prices ........................   $10.00    $8.00    $8.50
                                                      to       to       to
                                                    $10.25   $10.25    $9.50

(d) TREASURY STOCK

     The Company from time to time repurchases shares of its outstanding common stock in the open market or through negotiated purchases for the purpose of providing shares for use in the Company's Dividend Reinvestment and Common Stock Purchase Plan. The Company repurchased 7,000 shares and 10,000 shares for this purpose during 1992 and 1991 at an average cost of $10.47 and $9.00, respectively. The Company also repurchases shares of its outstanding common stock in connection with the issuance of new shares under Employers Mutual's stock option plans.

Treasury stock activity was as follows:
                                                    Year ended December 31,
                                                   -------------------------
                                                     1993     1992     1991
                                                   -------  -------  -------
Treasury shares, beginning of year ...............  49,392   36,685    8,863
   Repurchased shares ............................  12,568   31,539   45,496
   Reissued shares ............................... (53,870) (18,832) (17,674)
                                                   -------  -------  -------
Treasury shares, end of year .....................   8,090   49,392   36,685
                                                   =======  =======  =======
Average cost ..................................... $ 10.06  $  9.79  $  9.31
                                                   =======  =======  =======
Gain (loss) on sale .............................. $23,261  $  (485) $14,887
                                                   =======  =======  =======

                EMC INSURANCE GROUP INC. AND SUBSIDIARIES

7. STOCK OPTIONS

     During 1993, Employers Mutual maintained three separate stock option plans which utilize the common stock of the Company. The Company receives the current fair market value for any shares issued under the plans and all costs of the plans are borne by Employers Mutual or the company employing the individual optionees.

(a) 1979 STOCK OPTION PLAN

     Under Employers Mutual's 1979 Stock Option Plan, 480,000 shares of the Company's common stock were reserved for issuance to certain officers and key management employees of Employers Mutual and its subsidiaries as determined by its Board of Directors. Options were granted to 37 individuals. For the one remaining eligible participant at February 21, 1994 the option price is the greater of statutory book value or fair market value at the date of grant, which was $6.38 per share and which must be exercised by no later than March 14, 1994. The period for granting options under the plan expired on March 31, 1984. Options granted vest at an annual rate of 10 percent on a cumulative basis. Upon death, retirement, or permanent disability, all options granted become exercisable. During 1993, 960 options were exercised at a price of $6.38. Stock options under the plan were as follows:
                                                Year ended December 31,
                                                ------------------------
                                                 1993     1992     1991
                                                ------   ------   ------
    Outstanding, beginning of year ............  5,760   44,440   74,290
       Exercised ..............................   (960) (38,200) (29,850)
       Expired ................................      -     (480)       -
                                                ------  -------  -------
    Outstanding, end of year ..................  4,800    5,760   44,440
                                                ======  =======  =======
    Shares exercisable, end of year ...........  4,800    3,840   40,600
                                                ======  =======  =======

(b) 1982 INCENTIVE STOCK OPTION PLAN

     Under the terms of Employers Mutual's 1982 Incentive Stock Option Plan, 600,000 shares of the Company's common stock were reserved for issuance to officers and key employees of Employers Mutual and its subsidiaries. The Board of Directors of Employers Mutual is the administrator of the plan. Options have been granted to 57 individuals. For the 35 remaining eligible participants at February 21, 1994, the option price is the fair market value at dates of grant ranging from $7.81 to $10.25 per share. Options granted under the plan are for a term of two to ten years. Each option shall have a vesting period of two, three, four or five years, with such vesting to commence one year from the date of grant, except in the event of termination of employment when all such granted options are exercisable within three, six or twelve months depending upon the circumstances of such termination. The period for granting options under the plan expired on August 30, 1992. Once granted, the period for exercising the options can not exceed ten years from date of grant. The option price was determined by the Board of Directors but could not be less than the fair market value of the stock on the date of grant. During 1993, 24,820 options were exercised at prices ranging from $6.88 to $8.75. Stock options under the plan were as follows:

                EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                                Year ended December 31,
                                            -------------------------------
                                             1993        1992        1991
                                            -------     -------     -------
Outstanding, beginning of year ............ 387,093     447,393     431,193
    Granted ...............................       -      82,900      62,500
    Exercised ............................. (24,820)    (58,540)    (41,300)
    Expired ............................... (10,200)    (84,660)     (5,000)
                                            -------     -------     -------
Outstanding, end of year .................. 352,073     387,093     447,393
                                            =======     =======     =======
Shares exercisable, end of year ........... 214,680     168,082     195,644
                                            =======     =======     =======

(c) 1993 INCENTIVE STOCK OPTION PLAN

     On February 12, 1993 the Company filed a registration statement with the Securities and Exchange Commission authorizing the issuance of up to 500,000 shares of the Company's common stock for use in the 1993 Employers Mutual Casualty Company Incentive Stock Option Plan. Options granted under the plan will be for a term of two to ten years. Each option shall have a vesting period of two, three, four or five years, with such vesting to commence one year from the date of grant, with the exception of an option with a two year vesting period for which the vesting period shall commence on the date of grant. The time limit for granting options under the plan is December 31, 2002. The Senior Executive Compensation and Stock Option Committee of Employers Mutual's Board of Directors is the administrator of the plan.
Options have been granted to 52 individuals under the plan. For the 51 eligible participants at February 21, 1994, the option price is the fair market value at dates of grant ranging from $9.38 to $9.56 per share. Option prices are determined by the Committee but can not be less than the fair market value of the stock on the date of grant. During 1993, 163,650 options were granted to eligible participants and no options were exercised. Stock options under the plan were as follows:
                                                             Year ended
                                                            December 31,
                                                                1993
                                                            ------------
Outstanding, beginning of year ............................            -
  Granted .................................................      163,650
  Exercised ...............................................            -
  Expired .................................................       (2,500)
                                                            ------------
Outstanding, end of year ..................................      161,150
                                                            ============
Shares exercisable, end of year ...........................            -
                                                            ============

                EMC INSURANCE GROUP INC. AND SUBSIDIARIES

(8) RETAINED EARNINGS

     Retained earnings of the Company's insurance subsidiaries available for distribution as dividends to EMC Insurance Group Inc. are limited by law to the statutory unassigned surplus of each of the subsidiaries as of the previous December 31, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the state of domicile of each subsidiary. Subject to this limitation, the maximum dividend that may be paid by Iowa corporations without prior approval of the insurance regulatory authorities is restricted to the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis. Both Illinois and North Dakota impose restrictions which are similar to those of Iowa on the payment of extraordinary dividends and distributions. At December 31, 1993, $10,113,818 was available for distribution in 1994 to EMC Insurance Group Inc. without prior approval.

     Illinois and North Dakota are currently exploring changes to the definition of extraordinary dividends; however, no legislation has been finalized at this time.

     Statutory policyholders' surplus of the Company's insurance subsidiaries was $78,681,248 and $73,638,088 at December 31, 1993 and 1992, respectively.
Statutory net income (loss) of the Company's insurance subsidiaries was $8,788,458, ($3,960,393) and $4,852,271 for the three years ended December 31,
1993.

     The Company contributed $10,000,000 of the proceeds received from the sale of the life subsidiary to increase the surplus of the property and casualty insurance subsidiaries in 1992 in connection with the increase in the pool participation. The Company contributed $3,000,000 to the surplus of the reinsurance subsidiary in 1992 in order to retain its status as an authorized reinsurance company in several states.

                EMC INSURANCE GROUP INC. AND SUBSIDIARIES

(9)  SEGMENT INCOME

     The Company's operations include the following major segments: property and casualty insurance, reinsurance, nonstandard risk automobile insurance and excess and surplus lines insurance management.  No single source accounted for 10 percent or more of consolidated revenues.  Summarized financial information for these segments is as follows:
                                                                   Net      Realized             Operating
                                    Premiums    Underwriting    Investment   Gains      Other     Income
                                     Earned      Gain (Loss)      Income    (Losses)   Income     (Loss)        Assets
                                  ------------  ------------   -----------  --------  --------  -----------  ------------




Year Ended December 31, 1993
  Property and casualty insurance $109,584,986  $ (3,812,671)  $13,242,584  $405,193  $      -  $ 9,835,106  $266,070,386
  Reinsurance ...................   33,324,202    (6,040,296)    6,090,294   200,612   259,217      509,827    76,743,953
  Nonstandard risk automobile
    insurance ...................   13,528,350    (2,542,690)    1,165,684   108,640         -   (1,268,366)   20,821,495
  Excess and surplus lines
    insurance management ........            -        36,858        66,564         -         -      103,422     2,765,076
  Parent company ................            -      (345,678)      214,825   (30,000)        -     (160,853)  109,731,870
  Eliminations ..................            -             -             -         -         -            -  (107,197,257)
                                  ------------  ------------   -----------  --------  --------  -----------  ------------
       Consolidated ............. $156,437,538  $(12,704,477)  $20,779,951  $684,445  $259,217  $ 9,019,136  $368,935,523
                                  ============  ============   ===========  ========  ========  ===========  ============

Year Ended December 31, 1992
  Property and casualty insurance $109,138,829  $ (7,168,779)  $13,047,540  $285,367  $      -  $ 6,164,128  $265,598,463
  Reinsurance ...................   26,615,180   (11,904,373)    6,763,257    51,649         -   (5,089,467)   98,293,214
  Nonstandard risk automobile
    insurance ...................   11,656,278    (1,992,649)    1,178,748    47,267         -     (766,634)   18,681,308
  Excess and surplus lines
    insurance management ........            -       429,756        66,266         -         -      496,022     2,940,889
  Parent company ................            -      (312,778)      483,786         -         -      171,008   100,995,033
  Eliminations ..................            -             -             -         -         -            -  (113,701,807)
                                  ------------  ------------   -----------  --------  --------  -----------  ------------
       Consolidated ............. $147,410,287  $(20,948,823)  $21,539,597  $384,283  $      -  $   975,057  $372,807,100
                                  ============  ============   ===========  ========  ========  ===========  ============

Year Ended December 31, 1991
  Property and casualty insurance $ 78,413,029  $ (5,147,254)  $11,153,452  $ 30,703  $      -  $ 6,036,901  $190,514,870
  Reinsurance ...................   25,009,419    (4,991,158)    7,148,790    28,811         -    2,186,443    88,120,312
  Nonstandard risk automobile
    insurance ...................    9,996,790       110,047     1,329,300     4,904         -    1,444,251    18,132,233
  Excess and surplus lines
    insurance management ........            -       554,984        86,374         -         -      641,358     3,361,866
  Parent company ................            -      (361,192)      484,077         -         -      122,885   105,229,305
  Eliminations ..................            -             -             -         -         -            -   (94,357,375)
                                  ------------  ------------   -----------  --------  --------  -----------  ------------
       Consolidated ............. $113,419,238  $ (9,834,573)  $20,201,993  $ 64,418  $      -  $10,431,838  $311,001,211
                                  ============  ============   ===========  ========  ========  ===========  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

(10) INVESTMENTS

     As discussed in note 1, Summary of Significant Accounting Policies, the Company adopted SFAS 115 as of December 31, 1993. In conjunction with the adoption of SFAS 115, the Company changed its intent with respect to holding certain debt securities to maturity and reclassified $61,885,165 of securities held-to-maturity and $51,196,415 of short-term investments to securities available-for-sale. Unrealized holding gains related to this reclassification increased stockholders' equity by $2,068,451, net of deferred income taxes of $1,065,565. Unrealized holding losses associated with equity securities available-for-sale totaled $19,800, net of defered tax benefits of $10,200.

     The amortized cost and estimated market value of securities held-to-maturity and available-for-sale as of December 31, 1993 are as follows. The estimated market value is based on quoted market prices, where available, or on values obtained from independent pricing services.

                                             Gross       Gross      Estimated
                               Amortized   Unrealized  Unrealized    Market
    December 31, 1993            Cost        Gains       Losses       Value
    -----------------        ------------ ----------- ----------- ------------
Securities held-to-maturity:
  U.S. Treasury securities
    and obligations of U.S.
    government corporations
    and agencies ........... $109,895,914 $ 9,931,812 $     (630) $119,827,096
  Obligations of states
    and political
    subdivisions ...........   18,374,003   1,936,083     (2,129)   20,307,957
  Debt securities issued
    by foreign governments        587,060      70,343          -       657,403
  Public utilities .........    8,813,202     336,199       (910)    9,148,491
  Corporate securities .....   17,050,988     819,896       (467)   17,870,417
  Mortgage-backed securities   36,289,456   2,204,777          -    38,494,233
                             ------------ ----------- ----------- ------------
      Total fixed maturity
        securities held-to-
        maturity ........... $191,010,623 $15,299,110 $   (4,136) $206,305,597
                             ============ =========== =========== ============

Securities available-for-sale:
  Obligations of states
    and political
    subdivisions ........... $ 58,431,008 $ 3,038,591 $  (74,084) $ 61,395,515
  Other debt securities ....      486,941       4,779     (2,070)      489,650
  Short-term investments ...   51,029,615     166,800          -    51,196,415
                             ------------ ----------- ----------- ------------
      Total fixed maturity
        securities
        available-for-sale   $109,947,564 $ 3,210,170 $  (76,154) $113,081,580
                             ============ =========== =========== ============
      Equity securities
        available-for-sale   $    505,000 $         - $  (30,000) $    475,000
                             ============ =========== =========== ============

                EMC INSURANCE GROUP INC. AND SUBSIDIARIES

     The amortized cost and estimated market value of fixed maturity securities held-to-maturity and equity securities available-for-sale as of December 31, 1992 are as follows:

                                            Gross      Gross       Estimated
                              Amortized  Unrealized  Unrealized      Market
    December 31, 1992            Cost       Gains      Losses        Value
    -----------------       ------------ ----------- ----------- ------------
U.S. Treasury securities
  and obligations of U.S.
  government corporations
  and agencies ............ $144,419,244 $ 9,242,068 $ (281,096) $153,380,216
Obligations of states
  and political
  subdivisions ............   51,188,090   4,393,165    (99,395)   55,481,860
Debt securities issued
  by foreign governments ..      590,502      50,452          -       640,954
Public utilities ..........    9,693,693     191,934    (37,746)    9,847,881
Corporate securities ......   16,560,387     405,443   (183,348)   16,782,482
Mortgage-backed securities    26,983,821   2,500,728       (309)   29,484,240
Other debt securities .....    1,117,121      19,400    (34,659)    1,101,862
                            ------------ ----------- ----------- ------------
    Total fixed maturity
      securities held-to-
      maturity ............ $250,552,858 $16,803,190 $ (636,553) $266,719,495
                            ============ =========== =========== ============
    Equity securities
      available-for-sale .. $  1,560,000 $         - $ (142,000) $  1,418,000
                            ============ =========== =========== ============

     The amortized cost and estimated market value of fixed maturity securities held-to-maturity and available-for-sale at December 31, 1993, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                Estimated
                                                Amortized         Market
                                                  Cost            Value
                                              ------------    ------------
Fixed maturity securities held-to-maturity:
  Due in one year or less ................... $ 14,613,909    $ 14,887,469
  Due after one year through five years .....   55,951,990      61,054,939
  Due after five years through ten years ....   73,944,312      80,286,921
  Due after ten years .......................   10,210,956      11,582,035
  Mortgage-backed securities ................   36,289,456      38,494,233
                                              ------------    ------------
    Totals .................................. $191,010,623    $206,305,597
                                              ============    ============

Fixed maturity securities available-for-sale:
  Due in one year or less ................... $ 51,429,559    $ 51,599,338
  Due after one year through five years .....   10,168,440      10,476,611
  Due after five years through ten years ....   31,194,883      33,453,428
  Due after ten years .......................   17,154,682      17,552,203
                                              ------------    ------------
    Totals .................................. $109,947,564    $113,081,580
                                              ============    ============

                EMC INSURANCE GROUP INC. AND SUBSIDIARIES

     Proceeds from calls and prepayments of fixed maturity securities and realized investment gains and losses were as follows:

                                               Year ended December 31,
                                        -------------------------------------
                                            1993         1992         1991
                                        -----------  -----------  -----------
Proceeds from calls and prepayments ... $37,579,956  $18,640,915  $ 6,504,948
Gross realized investment gains .......     706,059      388,692       64,514
Gross realized investment losses ......       9,682        4,409           96

     A summary of net investment income is as follows:

                                               Year ended December 31,
                                        -------------------------------------
                                            1993         1992         1991
                                        -----------  -----------  -----------
Interest on fixed maturities .......... $19,701,641  $19,754,718  $19,297,727
Dividends on equity securities ........      65,065      119,989      124,777
Interest on short-term investments ....   1,602,740    2,172,983    1,110,513
                                        -----------  -----------  -----------
    Total investment income ...........  21,369,446   22,047,690   20,533,017
Investment expense ....................     589,495      508,093      331,024
                                        -----------  -----------  -----------
    Net investment income ............. $20,779,951  $21,539,597  $20,201,993
                                        ===========  ===========  ===========

     A summary of realized investment gains (losses) and net changes in unrealized holding gains (losses) is as follows:

                                               Year ended December 31,
                                        -------------------------------------
                                            1993         1992         1991
                                        -----------  -----------  -----------
Realized investment gains (losses):
    Fixed maturities .................. $   696,377  $   384,283  $    64,418
    Equity securities .................     (11,932)           -            -
                                        -----------  -----------  -----------
        Total realized investment gains     684,445      384,283       64,418
    Applicable income taxes ...........    (232,711)    (130,656)     (21,902)
                                        -----------  -----------  -----------
        Net realized investment gains       451,734      253,627       42,516
                                        -----------  -----------  -----------
Net changes in unrealized holding
  gains (losses):
    Fixed maturity securities
      held-to-maturity ................    (871,663)  (2,088,038)  11,501,606
    Fixed maturity securities
      available-for-sale ..............   3,134,016            -            -
    Equity securities
      available-for-sale ..............     112,000      184,375      298,625
    Applicable income taxes ...........    (807,280)     647,245   (4,012,079)
                                        -----------  -----------  -----------
        Net changes in unrealized
          holding gains (losses) ......   1,567,073   (1,256,418)   7,788,152
                                        -----------  -----------  -----------
Net realized investment gains and
  changes in unrealized holding
  gains (losses) ...................... $ 2,018,807  $(1,002,791) $ 7,830,668
                                        ===========  ===========  ===========

                EMC INSURANCE GROUP INC. AND SUBSIDIARIES

(11) EMPLOYEE RETIREMENT PLAN

     The Company participates in Employers Mutual's defined benefit retirement plan covering substantially all employees. The plan is funded by employer contributions and provides a monthly income for life upon retirement or upon total and permanent disability.

     The following table sets forth the funded status and the net periodic pension cost (benefit) for the Employers Mutual defined benefit retirement plan, based upon a measurement date of November 1, 1993, 1992 and 1991, respectively:

                                                Year ended December 31,
                                     ----------------------------------------
                                         1993          1992          1991
                                     ------------  ------------  ------------
Actuarial present value of
  benefit obligations:
    Accumulated benefit obligation,
      including vested benefits of
      $27,245,933, $23,739,308 and
      $16,922,064 .................. $ 29,713,282  $ 24,695,567  $ 18,600,097
                                     ============  ============  ============
Projected benefit obligation for
  service rendered to date ......... $(44,579,398) $(36,103,055) $(27,610,564)
Plan assets at fair value ..........   51,625,386    48,365,122    46,915,274
                                     ------------  ------------  ------------
Plan assets in excess of projected
  benefit obligation ...............    7,045,988    12,262,067    19,304,710
Unrecognized net loss (gain) from
  past experience different from
  that assumed and effects of
  changes in assumptions ...........    4,440,487      (754,346)   (3,715,134)
Prior service cost not yet recog-
  nized in net periodic pension cost    4,374,510     4,941,220       653,767
Unrecognized portion of initial
  net asset ........................   (7,182,692)   (8,072,193)   (9,123,946)
                                     ------------  ------------  ------------
       Prepaid pension cost ........ $  8,678,293  $  8,376,748  $  7,119,397
                                     ============  ============  ============

     Net periodic pension cost (benefit) included the following components:

                                                Year ended December 31,
                                        -------------------------------------
                                            1993         1992         1991
                                        -----------  -----------  -----------
Service cost - benefits earned
  during the period ................... $ 2,347,984  $ 1,691,648  $ 1,368,932
Interest cost on projected
  benefit obligation ..................   2,533,587    2,053,584    1,818,023
Actual gain on plan assets ............  (5,229,721)  (4,386,821)  (9,440,576)
Net amortization and deferral .........     647,291     (615,762)   4,791,814
                                        -----------  -----------  -----------
    Net periodic pension cost (benefit) $   299,141  $(1,257,351) $(1,461,807)
                                        ===========  ===========  ===========

                EMC INSURANCE GROUP INC. AND SUBSIDIARIES

     The unrecognized net asset is being recognized over 12.5 to 15.2 years beginning January 1, 1987. The weighted average discount rate used to measure the projected benefit obligation was 6.75 percent, 7.00 percent and 7.75 percent and the assumed long-term rate of return on plan assets was 8.00 percent, 8.00 percent and 8.75 percent for 1993, 1992 and 1991, respectively. The rate of increase in future compensation levels used in measuring the projected benefit obligation was 5.30 percent in 1993, 5.50 percent in 1992 and
6.00 percent in 1991. Pension expense (benefit) for the Company amounted to $103,846, ($622,177) and ($275,628) in 1993, 1992 and 1991, respectively.

     Effective November 1, 1992, the Plan was amended to comply with the requirements of the Tax Reform Act of 1986, which placed limits on the benefits for highly compensated employees. This change in the benefit formula represents a prior service cost of $4,354,553, which is being amortized over 12 to 14 years beginning January 1, 1993. The Company's share of this prior service cost amounted to $1,003,257.

12. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company participates in Employers Mutual's postretirement benefit plans which provide certain health care and life insurance benefits for retired employees. Substantially all of the Company's employees may become eligible for those benefits if they reach normal retirement age while working for the Company.

     The health care postretirement plan requires contributions from participants and contains certain cost sharing provisions such as coinsurance and deductibles. The life insurance plan is noncontributory. Both plans are unfunded and benefits provided are subject to change.

     As discussed in note 1, Summary of Significant Accounting Policies, the Company adopted SFAS 106 as of January 1, 1993. The Company's transition obligation as of January 1, 1993 amounted to $2,165,900 ($.21 per share), net of income tax benefits of $1,115,767, and was recorded as a cumulative effect adjustment to income. Prior year financial statements have not been restated to apply the provisions of SFAS 106.

     The following table sets forth the status and the net periodic postretirement benefit cost of the Employers Mutual postretirement benefit plans at December 31, 1993, based upon a measurement date of November 1, 1993:

Actuarial present value of benefit obligations:

    Retirees ............................................... $ 7,874,628
    Fully eligible active plan participants ................   5,681,430
    Other active plan participants .........................   7,783,183
                                                             -----------
        Total ..............................................  21,339,241
                                                             -----------

Unrecognized net loss from past experience different
  from that assumed and effects of changes in assumptions .. 447,778 Prior service cost not yet recognized in net periodic
  postretirement benefit cost ..............................   5,105,109
                                                             -----------
        Postretirement benefit obligation .................. $15,786,354
                                                             ===========

                EMC INSURANCE GROUP INC. AND SUBSIDIARIES

     Net periodic postretirement benefit cost for the year ended December 31, 1993 included the following components:

Service cost - benefits earned during the period ............ $  596,498
Interest cost on accumulated postretirement
  benefit obligation ........................................    999,526
                                                              ----------
        Net periodic postretirement benefit cost ............ $1,596,024
                                                              ==========

     The assumed weighted average annual rate of increase in the per capita cost of covered health care benefits (i.e. the health care cost trend rate) is
12.5 percent for 1994 (compared to 13 percent assumed for 1993) and is assumed to decrease gradually to 6 percent in 2007 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one-percentage-point increase in the assumed health care cost trend rate for each future year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $3,269,053 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1993 by $281,964. The weighted average discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1993 and January 1, 1993 was
6.75 percent and 7.00 percent, respectively.

     Effective January 1, 1993, the health care postretirement plan was amended to provide additional benefits under the prescription drug coverage. The amendment substantially reduced the retired employee's cost sharing provisions for prescription drug coverage. The amendment resulted in a prior service cost of $5,105,109, which will be amortized over 8.9 to 10.0 years beginning January 1, 1994. The Company's share of the prior service cost amounted to $1,156,028.

     The Company's net periodic postretirement benefit cost for the year ended December 31, 1993 was $359,747. The postretirement benefit cost of $78,807 and $53,180 for the years ended December 31, 1992 and 1991, respectively, which were recorded on a cash basis, have not been restated.

(13) INCOME TAXES

     As discussed in note 1, Summary of Significant Accounting Policies, the Company adopted SFAS 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes as of January 1, 1993 increased income by $5,595,177 ($.55 per share), net of a valuation allowance of $1,000,000, and is reported separately in the consolidated statement of income for the year ended December 31, 1993. Excluding the amount recognized as the cumulative effect of the change, the effect of applying SFAS 109 on net income for the year ended December 31, 1993 was a decrease of $174,483 ($.02 per share). Prior year consolidated financial statements have not been restated to apply the provisions of SFAS 109.

                EMC INSURANCE GROUP INC. AND SUBSIDIARIES

     Temporary differences between the consolidated financial statement carrying amount and tax basis of assets and liabilities that give rise to significant portions of the deferred tax asset at December 31, 1993 and 1992 relate to the following:

                                                     Year ended December 31,
                                                    ------------------------
                                                        1993         1992
                                                    -----------  -----------
Loss reserve discounting .......................... $12,549,200  $ 7,239,227
Unearned premium reserve limitation ...............   2,953,491    2,886,863
Postretirement benefits ...........................   1,202,733            -
Policyholder dividends payable ....................     970,630    1,209,346
Prepayment of tax on commutation of loss reserves       583,998            -
Other, net ........................................     617,529      201,763
                                                    -----------  -----------
    Total gross deferred income tax asset .........  18,877,581   11,537,199

Less valuation allowance ..........................  (1,000,000)           -
                                                    -----------  -----------
    Total deferred income tax asset ...............  17,877,581   11,537,199
                                                    -----------  -----------
Deferred policy acquisition costs .................  (2,617,614)  (2,758,363)
Net unrealized holding gains ......................  (1,055,365)           -
Other, net ........................................  (1,163,909)  (1,713,615)
                                                    -----------  -----------
    Total gross deferred income tax liability .....  (4,836,888)  (4,471,978)
                                                    -----------  -----------
        Net deferred income tax asset ............. $13,040,693  $ 7,065,221
                                                    ===========  ===========

     The valuation allowance primarily relates to the tax benefit of future postretirement benefit deductions that are scheduled to reverse more than fifteen years into the future. The valuation allowance was established for these future deductions due to the uncertainty of the timing of these deductions. There was no change in the valuation allowance during the year ended December 31, 1993.

     Management believes the Company will generate sufficient taxable income in the future to recognize the benefits of future tax deductions. The Company has had cumulative taxable income in the five-year period of 1989 - 1993 of approximately $37,500,000.

                EMC INSURANCE GROUP INC. AND SUBSIDIARIES

     The actual income tax expense for the years ended December 31, 1993, 1992 and 1991 differed from the "expected" tax expense for those years (computed by applying the United States federal corporate tax rate of 34 percent to income from continuing operations before income taxes and cumulative effect of changes in accounting principles) as follows:

                                                 Year ended December 31,
                                           ----------------------------------
                                              1993        1992        1991
                                           ----------  ----------  ----------
 Computed "expected" tax expense ......... $3,066,506  $  331,519  $3,546,825
 Increases (decreases) in
   taxes resulting from:
     Tax-exempt interest income .......... (1,171,612) (1,312,568) (1,464,296)
     Unrecognized future temporary
       differences .......................          -   1,745,003     480,042
     (Under) over accrual ................   (252,839)          -     620,500
     Settlement of IRS examination .......    117,497           -           -
     Other, net ..........................    125,549      (4,589)    (59,054)
                                           ----------  ----------  ----------
       Income taxes ...................... $1,885,101  $  759,365  $3,124,017
                                           ==========  ==========  ==========

     The Internal Revenue Service is currently examining the Company's 1990 and 1991 tax returns. The Company does not expect any material assessments related to these examinations.

                EMC INSURANCE GROUP INC. AND SUBSIDIARIES

(14) RECONCILIATION OF STATUTORY NET INCOME AND SURPLUS

     A reconciliation of net income and stockholders' equity from that reported on a statutory basis to that reported in the accompanying consolidated financial statements on a GAAP basis is as follows:

                                               Year ended December 31,
                                        -------------------------------------
                                            1993         1992         1991
                                        -----------  -----------  -----------
Statutory net income (loss) ........... $ 8,761,472  $(3,118,589) $15,271,311
Change in deferred policy
  acquisition costs ...................    (413,967)   2,189,375      523,277
Change in salvage and subrogation
  accrual .............................    (232,760)     742,233       81,119
Change in other policyholders' funds ..     840,604     (880,866)     217,686
Change in pension accrual .............    (103,846)     622,177      275,628
GAAP postretirement benefit cost
  in excess of statutory cost .........    (216,091)           -            -
Deferred income tax benefit ...........      18,027    1,501,430      781,719
Income from discontinued
  operations (note 4) .................           -            -    1,853,234
Statutory gain on sale of
  life subsidiary .....................           -     (474,356)  (9,900,000)
Statutory reserve discount on
  commutation of reinsurance contract
  in excess of GAAP amortization ......  (1,717,641)           -            -
Other, net ............................     198,237     (365,712)      57,081
                                        -----------  -----------  -----------
Income before cumulative effect of
  changes in accounting principles,
  GAAP basis ..........................   7,134,035      215,692    9,161,055

Cumulative effect of changes in
  accounting principles for:

    Income taxes ......................   5,595,177            -            -
    Postretirement benefits ...........  (2,165,900)           -            -
    Unearned premiums .................    (807,933)           -            -
                                        -----------  -----------  -----------
Net income, GAAP basis ................ $ 9,755,379  $   215,692  $ 9,161,055
                                        ===========  ===========  ===========

             EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                              Year ended December 31,
                                     ----------------------------------------
                                         1993          1992          1991
                                     ------------  ------------  ------------
Statutory stockholders' equity ..... $ 85,830,140  $ 83,331,013  $ 91,670,358
Deferred policy acquisition costs ..    7,698,864     8,112,831     5,923,456
Accrued salvage and subrogation ....    1,793,592     2,026,352     1,284,119
Other policyholders' funds payable     (2,854,793)   (3,695,397)   (2,814,531)
Pension asset ......................    1,705,735     1,809,581     1,187,404
GAAP postretirement benefit
  liability in excess of statutory
  liability ........................   (1,358,197)            -             -
Deferred income tax asset ..........   13,040,693     7,065,221     5,563,791
Goodwill ...........................    2,017,690     2,152,203     2,286,716
Statutory reserve discount on
  commutation of reinsurance
  contract in excess of GAAP
  amortization .....................   (1,717,641)            -             -
Unrealized holding gains on
  fixed maturity securities
  available-for-sale ...............    3,134,016             -             -
Other ..............................      343,670       108,973        43,123
                                     ------------  ------------  ------------
Stockholders' equity, GAAP basis ... $109,633,769  $100,910,777  $105,144,436
                                     ============  ============  ============

(15) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of (1) cash, (2) accounts receivable, (3) indebtedness of related party, (4) accounts payable and (5) accrued expenses approximate fair value because of the short maturity of these instruments.

     The estimated fair value of the Company's investments at December 31, 1993 are summarized as follows. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services (see note 10).

                                                    Carrying     Estimated
                                                     Amount      Fair Value
                                                  ------------  ------------
Fixed maturity securities held-to-maturity ...... $191,010,623  $206,305,597
Fixed maturity securities available-for-sale .... $113,081,580  $113,081,580
Equity securities available-for-sale ............ $    475,000  $    475,000


(16) CONTINGENT LIABILITIES

     The Company and Employers Mutual and its other subsidiaries are parties to numerous lawsuits arising in the normal course of the insurance business. The Company believes that the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations. The companies involved have reserves which are believed adequate to cover any potential liabilities arising out of all such pending or threatened proceedings.

                EMC INSURANCE GROUP INC. AND SUBSIDIARIES

     Employers Mutual has entered into unsecured financing arrangements with several large commercial policyholders. The Company, under terms of the pooling agreement, is a 22 percent participant in these policies (note 2). At December 31, 1993, the Company is contingently liable for $1,738,000 of unsecured receivables held by Employers Mutual.

(17) NEW ACCOUNTING STANDARD

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits". SFAS 112 requires that the cost of certain postemployment benefits that vest or accumulate be accrued over the period of an employee's service. SFAS 112 is effective for fiscal years beginning after December 31, 1993. The Company will adopt this standard in the first quarter of 1994. Adoption of this standard is not expected to have a material effect on the income of the Company.

(18) UNAUDITED INTERIM FINANCIAL INFORMATION

                                            Three months ended,
                           --------------------------------------------------
                             March 31     June 30   September 30  December 31
                           -----------  -----------  -----------  -----------
1993
- ----
Total revenues ........... $42,369,391  $45,480,653  $45,386,046  $44,665,844
                           ===========  ===========  ===========  ===========

Income before income
  taxes (benefit) ........ $ 3,375,144  $   476,062  $   627,295  $ 4,540,635
Income taxes (benefit) ...   1,262,205     (963,626)     392,546    1,193,976
                           -----------  -----------  -----------  -----------
Income from operations ...   2,112,939    1,439,688      234,749    3,346,659
Income from accounting
  changes ................   2,621,344            -            -            -
                           -----------  -----------  -----------  -----------
     Net income .......... $ 4,734,283  $ 1,439,688  $   234,749  $ 3,346,659
                           ===========  ===========  ===========  ===========

Earnings per share:*
  Income from operations   $       .21  $       .14  $       .02  $       .33
  Income from accounting
    changes ..............         .26            -            -            -
                           -----------  -----------  -----------  -----------
     Net income .......... $       .47  $       .14  $       .02  $       .33
                           ===========  ===========  ===========  ===========

                EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                            Three months ended,
                           --------------------------------------------------
                             March 31     June 30   September 30  December 31
                           -----------  -----------  -----------  -----------
1992
- ----
Total revenues ........... $40,592,007  $41,298,060  $42,664,483  $44,779,617
                           ===========  ===========  ===========  ===========
Income (loss) before
  income taxes (benefit)   $ 2,315,687  $ 1,015,692  $(2,472,573) $   116,251
Income taxes (benefit) ...     299,983      516,923     (879,335)     821,794
                           -----------  -----------  -----------  -----------
     Net income (loss) ... $ 2,015,704  $   498,769  $(1,593,238) $  (705,543)
                           ===========  ===========  ===========  ===========

Earnings (loss) per share* $       .20  $       .05  $      (.16) $      (.07)
                           ===========  ===========  ===========  ===========

1991
- ----
Total revenues ........... $31,545,776  $33,059,727  $34,818,761  $34,261,385
                           ===========  ===========  ===========  ===========

Income before income taxes $ 3,089,115  $   773,182  $ 2,070,921  $ 4,498,620
Income taxes .............     614,989      170,077      622,519    1,716,432
                           -----------  -----------  -----------  -----------
Income from continuing
  operations .............   2,474,126      603,105    1,448,402    2,782,188
Income from discontinued
  operations .............     458,529      469,056      637,317      288,332
                           -----------  -----------  -----------  -----------
     Net income .......... $ 2,932,655  $ 1,072,161  $ 2,085,719  $ 3,070,520
                           ===========  ===========  ===========  ===========
Earnings per share:*
Income from continuing
  operations ............. $       .25  $       .06  $       .15  $       .27
Income from discontinued
  operations .............         .04          .05          .06          .03
                           -----------  -----------  -----------  -----------
     Net income .......... $       .29  $       .11  $       .21  $       .30
                           ===========  ===========  ===========  ===========

* Since the weighted average shares for the quarters are calculated independent of the weighted average shares for the year, quarterly earnings per share may not total to annual earnings per share.


        ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        -------  ------------------------------------------------
                 ACCOUNTING AND FINANCIAL DISCLOSURE.
                 ------------------------------------

             None.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
- --------  ---------------------------------------------------

  See the information under the caption "Election of Directors" in the Company's Proxy Statement in connection with its Annual meeting to be held on May 25, 1994, which information is incorporated herein by reference.

     The following sets forth information regarding all executive officers of the Company.

         NAME         AGE                      POSITION

Bruce G. Kelley        40        President and Chief Executive Officer of the
                                 Company and of Employers Mutual since 1992.
                                 He was elected President of the Company and Employers Mutual in 1991. Mr. Kelley was
                                 Executive Vice President of the Company and
                                 Employers Mutual from 1989 to 1991. He has been employed with Employers Mutual since
                                 1985 and has been a Director since 1984.

Fredrick A. Schiek     59        Executive Vice President and Chief Operating
                                 Officer of the Company and of Employers
                                 Mutual since 1992.  He was Vice President of
                                 Employers Mutual from 1983 until 1992. He has been employed by Employers Mutual since
                                 1959.

E. H. Creese           62        Senior Vice President and Treasurer of the
                                 Company since 1993 and Senior Vice President and Treasurer of Employers Mutual since 1992.
                                 He was Vice President and Treasurer of the Company from 1983 until 1993 and of Employers
                                 Mutual from 1985 until 1992. He has been employed by Employers Mutual since 1984.

Philip T. Van Ekeren   63        Senior Vice President and Secretary of the
                                 Company since 1993 and Senior Vice President and Secretary of Employers Mutual since 1992.
                                 He was Vice President and Secretary of the Company from 1978 until 1993 and of Employers
                                 Mutual from 1978 until 1992. He has been employed by Employers Mutual since 1961.

David O. Narigon       41        Vice President of the Company since 1989.
                                 Vice President of Employers Mutual since
                                 1989 and Assistant Secretary from 1986 to
                                 1989.  He has been employed by Employers
                                 Mutual since 1983.

Raymond W. Davis       48        Vice President of the Company and Employers
                                 Mutual since 1985. He has been employed by Employers Mutual since 1979.

ITEM 11.  EXECUTIVE COMPENSATION.
- --------  -----------------------

     See the information under the caption "Compensation of Management" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 25, 1994, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
- --------  ---------------------------------------------------------------

     See the information under the captions "Voting Securities and Principal Stockholder" and "Security Ownership of Management" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 25, 1994, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- --------  -----------------------------------------------

     See the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 25, 1994, which information is incorporated herein by reference.

                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
- --------  -----------------------------------------------------------------

(a)  List of Financial Statements and Schedules.                     Form 10-K
                                                                        Page
                                                                       ------
     1.  Financial Statements

         Independent Auditor's Report ................................   44
         Consolidated Balance Sheets, December 31, 1993 and 1992 .....   45
         Consolidated Statements of Income for the Years ended
            December 31, 1993, 1992 and 1991 .........................   47
         Consolidated Statements of Stockholders' Equity for the
            Years ended December 31, 1993, 1992 and 1991 .............   49
         Consolidated Statements of Cash Flows for the Years ended
            December 31, 1993, 1992 and 1991 .........................   51
         Notes to Consolidated Financial Statements ..................   53

     2.  Schedules

         Independent Auditor's Report on Schedules ...................   86
         Schedule I   - Summary of Investments .......................   87
         Schedule III - Condensed Financial Information of Registrant    88
         Schedule V   - Supplementary Insurance Information ..........   91
         Schedule VI  - Reinsurance ..................................   92
         Schedule X   - Supplemental Information Concerning
                          Property-Casualty Insurance Operations .....   93

         All other schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in notes to consolidated financial statements or are not significant in amount.

     3.  Management contracts and compensatory plan arrangements

         Exhibit 10(b).  Management Incentive Compensation Plan.
         Exhibit 10(d).  Employers Mutual Casualty Company 1979 Stock
                           Option Plan.
         Exhibit 10(e).  Employers Mutual Casualty Company 1982 Incentive
                           Stock Option Plan.
         Exhibit 10(g).  Deferred Bonus Compensation Plans.
         Exhibit 10(h).  EMC Reinsurance Company Executive Bonus Program.
         Exhibit 10(j).  Employers Mutual Casualty Company Excess Retirement
                           Benefit Agreement.
         Exhibit 10(l).  Employers Mutual Casualty Company 1993 Employee
                           Stock Purchase Plan.
         Exhibit 10(m).  1993 Employers Mutual Casualty Company Incentive
                           Stock Option Plan.
         Exhibit 10(n).  Employers Mutual Casualty Company Non-Employee
                           Director Stock Option Plan.

(b)  Reports on Form 8-K.

     None.

(c) Exhibits.

    2. Plan of Acquisition, Reorganization, Arrangement, Liquidation, or Succession.

         (a) Stock Purchase Plan between Employers Mutual Casualty Company and EMC Insurance Group Inc. dated December 9, 1991. (Incorporated by reference to Exhibit 2.1 to the Company's December 31, 1991 Form 8-K on file with the Commission).

    3.   Articles of incorporation and bylaws:

         (a) Articles of Incorporation of the Company, as amended. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1988.)

         (b) Bylaws of the Company, as amended. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1992.)

    10.  Material contracts.

         (a) Quota Share Reinsurance Contract between Employers Mutual Casualty Company and EMC Reinsurance Company, as amended.

         (b) Management Incentive Compensation Plan. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1983.)

         (c) Employers Mutual Companies reinsurance pooling agreements between Employers Mutual Casualty Company and certain of its affiliated companies, as amended.

         (d) Employers Mutual Casualty Company 1979 Stock Option Plan. (Incorporated by reference to Registration No. 2-81486.)

         (e) Employers Mutual Casualty Company 1982 Incentive Stock Option Plan, as amended. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1986.)

         (f) Excess of loss reinsurance contract between Employers Mutual Casualty Company and Farm and City Insurance Company. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1985.)

         (g) Deferred Bonus Compensation Plans. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1986.)

         (h) EMC Reinsurance Company Executive Bonus Program. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1989.)

         (i) EMC Insurance Group Inc. Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan. (Incorporated by reference to Registration No. 33-34499.)

         (j) Employers Mutual Casualty Company Excess Retirement Benefit Agreement. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1989.)

         (k) Aggregate Catastrophe Excess of Loss Retrocession Agreement between EMC Reinsurance Company and Employers Mutual Casualty Company. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1991.)

         (l) Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan. (Incorporated by reference to Registration No. 33-49335.)

         (m) 1993 Employers Mutual Casualty Company Incentive Stock Option Plan. (Incorporated by reference to Registration No. 33-49337.)

         (n) Employers Mutual Casualty Company Non-Employee Director Stock Option Plan. (Incorporated by reference to Registration No. 33-49339.)

    13. 1993 Annual Report to Stockholders. (All information called for by Parts I and II of this Form 10-K has been included in this document under the respective item numbers (Items 1 through 9).

    18. Letter re change in calculation of unearned premiums. (Incorporated by reference to the Company's Form 10-Q for the quarter ended
         March 31, 1993.)

    21.  Subsidiaries of the Registrant.

    23. Consent of KPMG Peat Marwick with respect to Forms S-8 (Registration No's. 2-81486, 2-93738, 33-49335, 33-49337 and 33-49339) and Form S-3
         (Registration No. 33-34499).

    24.  Power of Attorney.

    28. Consolidated Schedule P of Annual Statements provided to state regulatory authorities.

(d) Financial statements required by Regulation S-X which are excluded from the Annual Report to Stockholders by Rule 14a-3(b)(1).

     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1994.

                 EMC INSURANCE GROUP INC.

                                 /s/ E. H. Creese
                                 ---------------------------
                                 E. H. Creese
                                 Senior Vice President, Treasurer &
                                 Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 1994.

                /s/ E. H. Creese
                ----------------------------------
                Robb B. Kelley*
                Chairman of the Board and Director

                /s/ E. H. Creese
                -----------------------------------
                Bruce G. Kelley*
                President and Director (Chief Executive Officer)

                /s/ E. H. Creese
                -----------------------------------
                George C. Carpenter III*
                Director

                /s/ E. H. Creese
                -----------------------------------
                David J. Fisher*
                Director

                /s/ E. H. Creese
                -----------------------------------
                George W. Kochheiser*
                Director

                /s/ E. H. Creese
                -----------------------------------
                Raymond A. Michel*
                Director

                /s/ E. H. Creese
                -----------------------------------
                Therese M. Vaughan*
                Director

                /s/ E. H. Creese
                -----------------------------------
                E. H. Creese
                Senior Vice President & Treasurer (Chief
                Financial and Accounting Officer)

* by power of attorney

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES



The Board of Directors and Stockholders
EMC Insurance Group Inc.:

     Under date of February 21, 1994, we reported on the consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in Part II, Item 8 of the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related supplementary financial statement schedules listed in Part IV, Item 14(a)2. These supplementary financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these supplementary financial statement schedules based on our audits.

     In our opinion, such supplementary financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in notes 1, 10, 12 and 13 to the consolidated financial statements, the Company changed its method of computing unearned premiums in 1993 and implemented the provisions of the Financial Accounting Standards Board's Statements No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions", No. 109, "Accounting for Income Taxes", No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" and No. 115, "Accounting for Certain Investments in Debt and Equity Securities".


                                         /s/ KPMG Peat Marwick


Des Moines, Iowa
February 21, 1994

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                     Schedule I - Summary of Investments -
                   Other Than Investments in Related Parties

                              December 31, 1993

                                                                   Amount at
                                                                  which shown
                                                       Market        in the
       Type of investment                 Cost         value      balance sheet
       ------------------             ------------  ------------  ------------
Fixed maturities:
  Securities held-to-maturity:
    United States Government
      and government agencies
      and authorities ............... $146,185,370  $158,321,329  $146,185,370
    States, municipalities and
      political subdivisions ........   18,374,003    20,307,957    18,374,003
    Foreign governments .............      587,060       657,403       587,060
    Public utilities ................    8,813,202     9,148,491     8,813,202
    All other corporate bonds .......   17,050,988    17,870,417    17,050,988
                                      ------------  ------------  ------------
      Total fixed maturity
        securities held-to-maturity    191,010,623   206,305,597   191,010,623
                                      ------------  ------------  ------------
  Securities available-for-sale:
    States, municipalities and
      political subdivisions ........   58,431,008    61,395,515    61,395,515
    Redeemable preferred stock ......      486,941       489,650       489,650
    Short-term investments ..........   51,029,615    51,196,415    51,196,415
                                      ------------  ------------  ------------
      Total fixed maturity
        securities available-for-sale  109,947,564   113,081,580   113,081,580
                                      ------------  ------------  ------------
Equity securities available-for-sale:
  Nonredeemable preferred stock .....      505,000       475,000       475,000
                                      ------------  ------------  ------------
      Total equity securities
        available-for-sale ..........      505,000       475,000       475,000
                                      ------------  ------------  ------------
            Total investments ....... $301,463,187  $319,862,177  $304,567,203
                                      ============  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

         Schedule III - Condensed Financial Information of Registrant

                            Condensed Balance Sheets


                                                         December 31,
                                                  --------------------------
                                                      1993          1992
                                                  ------------  ------------
ASSETS
- ------
Investment in common stock of
  subsidiaries (equity method) .................. $104,350,390  $ 93,290,152
Fixed maturity securities available-for-sale,
  at market value ...............................    4,785,692             -
Equity securities available-for-sale, at
  market value ..................................      475,000       882,500
Short-term investments, at cost which
  approximates market value .....................            -     6,723,101
Cash ............................................       35,414        66,870
Accrued investment income .......................       13,750        10,410
Income taxes recoverable ........................       67,000        22,000
Indebtedness of related party ...................        4,624             -
                                                  ------------  ------------
     Total assets ............................... $109,731,870  $100,995,033
                                                  ============  ============

LIABILITIES
- -----------
Accounts payable ................................ $     98,101  $     71,426
Indebtedness to related party ...................            -        12,830
                                                  ------------  ------------
     Total liabilities ..........................       98,101        84,256
                                                  ------------  ------------

STOCKHOLDERS' EQUITY
- --------------------
Common stock, $1 par value,
  authorized 20,000,000 shares;
  issued and outstanding, 10,325,329 shares
  in 1993 and 10,161,760 shares in 1992 .........   10,325,329    10,161,760
Additional paid-in capital ......................   55,021,926    53,507,459
Unrealized holding losses on equity securities
  available-for-sale, net of tax ................      (19,800)     (142,000)
Retained earnings ...............................   44,387,700    37,866,902
Treasury stock, at cost (49,392 shares in 1993
  and 36,685 shares in 1992) ....................      (81,386)     (483,344)
                                                  ------------  ------------
     Total stockholders' equity .................  109,633,769   100,910,777
                                                  ------------  ------------
     Total liabilities and stockholders' equity   $109,731,870  $100,995,033
                                                  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Condensed Statements of Income

                                              Years ended December 31,
                                        -------------------------------------
                                            1993         1992         1991
                                        -----------  -----------  -----------
Equity in undistributed earnings (loss) $ 6,370,743  $(3,142,782) $ 3,505,464
Dividends received from
  consolidated subsidiaries ...........     860,000    3,288,010    3,706,016
Investment income .....................     214,825      483,786      484,077
Loss on sale of stock .................     (30,000)           -            -
                                        -----------  -----------  -----------
                                          7,415,568      629,014    7,695,557
Operating expenses ....................     345,678      312,778      361,192
                                        -----------  -----------  -----------
   Income from continuing operations
     before income taxes (benefit) ....   7,069,890      316,236    7,334,365

Income taxes (benefit) ................     (64,145)     100,544       26,544
                                        -----------  -----------  -----------
   Income from continuing operations ..   7,134,035      215,692    7,307,821

Income from discontinued operations ...           -            -    1,853,234

Income from accounting changes ........   2,621,344            -            -
                                        -----------  -----------  -----------
              Net income .............. $ 9,755,379  $   215,692  $ 9,161,055
                                        ===========  ===========  ===========

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      Condensed Statements of Cash Flows


                                              Years ended December 31,
                                        -------------------------------------
                                            1993         1992         1991
                                        -----------  -----------  -----------
Net cash provided by
  operating activities ................ $   761,673  $ 3,370,212  $ 3,905,045
                                        -----------  -----------  -----------
Cash flows from investing activities:
   Fixed maturities ...................           -            -    5,000,000
   Short-term investments .............   1,937,409   13,815,080  (19,449,054)
   Sale of life subsidiary ............           -      474,356   15,500,000
   Sale of stock ......................     500,000            -            -
                                        -----------  -----------  -----------
      Net cash provided by
       investing activities ...........   2,437,409   14,289,436    1,050,946
                                        -----------  -----------  -----------
Cash flows from financing activities:
   Issuance of common stock ...........     331,568      748,405      550,023
   Dividends paid to stockholders .....  (3,443,465)  (5,103,890)  (5,081,607)
   Capital contribution to subsidiaries           -  (13,000,000)           -
   Purchase of treasury stock, net ....    (118,641)    (278,241)    (399,107)
                                        -----------  -----------  -----------
      Net cash used in financing
       activities ..................... ( 3,230,538) (17,633,726)  (4,930,691)
                                        -----------  -----------  -----------

Net (decrease) increase in cash .......     (31,456)      25,922       25,300

Cash at beginning of year .............      66,870       40,948       15,648
                                        -----------  -----------  -----------
Cash at end of year ................... $    35,414  $    66,870  $    40,948
                                        ===========  ===========  ===========

Income taxes paid ..................... $    14,000  $    86,544  $   120,544
Interest paid .........................           -            -            -

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES
               Schedule V - Supplementary Insurance Information
               For Years Ended December 31, 1993, 1992 and 1991

                                    Deferred
                                     policy      Losses and
                                  acquisition    settlement     Unearned       Premium
            Segment                   costs       expenses      premiums       revenue
            -------                ----------   ------------   -----------   ------------




Year ended December 31, 1993:
   Property and casualty insurance $6,275,214   $146,305,725   $38,898,256   $109,584,986
   Reinsurance ...................  1,134,185     42,063,802     5,670,927     33,324,202
   Nonstandard risk automobile
     insurance ...................    289,465      8,752,325     1,371,873     13,528,350
   Excess and surplus lines
     insurance management ........          -              -             -              -
   Parent company ................          -              -             -              -
                                   ----------   ------------   -----------   ------------
       Consolidated .............. $7,698,864   $197,121,852   $45,941,056   $156,437,538
                                   ==========   ============   ===========   ============

Year ended December 31, 1992:
   Property and casualty insurance $5,824,597   $156,531,043   $39,252,263   $109,138,829
   Reinsurance ...................  2,006,408     68,136,494     6,918,647     26,615,180
   Nonstandard risk automobile
     insurance ...................    281,826      6,731,101     1,335,666     11,656,278
   Excess and surplus lines
     insurance management ........          -              -             -              -
   Parent company.................          -              -             -              -
   Eliminations...................          -    (16,009,773)   (1,522,102)             -
                                   ----------   ------------   -----------   ------------
       Consolidated .............. $8,112,831   $215,388,865   $45,984,474   $147,410,287
                                   ==========   ============   ===========   ============

Year ended December 31, 1991:
   Property and casualty insurance $4,352,295   $106,250,335   $29,112,480   $ 78,413,029
   Reinsurance ...................  1,331,585     57,636,564     5,326,339     25,009,419
   Nonstandard risk automobile
     insurance ...................    239,576      4,984,531     1,095,724      9,996,790
   Excess and surplus lines
     insurance management ........          -              -             -              -
   Parent company ................          -              -             -              -
   Eliminations ..................          -    (10,057,300)     (905,478)             -
                                   ----------   ------------   -----------   ------------
       Consolidated .............. $5,923,456   $158,814,130   $34,629,065   $113,419,238
                                   ==========   ============   ===========   ============

                                                               Amortization
                                                                of deferred
                                        Net       Losses and      policy         Other
                                    investment    settlement    acquisition   underwriting    Premiums
            Segment                   income       expenses        costs        expenses       written
            -------                -----------   ------------   -----------   -----------   ------------

Year ended December 31, 1993:
   Property and casualty insurance $13,242,584   $ 79,777,312   $19,528,117   $11,597,944   $112,293,341
   Reinsurance ...................   6,090,294     27,871,896     8,331,595     3,161,007   $ 32,076,482
   Nonstandard risk automobile
     insurance ...................   1,165,684     12,706,091     2,857,463       507,486   $ 13,564,557
   Excess and surplus lines
     insurance management ........      66,564              -             -       (36,858)
   Parent company ................     214,825              -             -       345,678
                                   -----------   ------------   -----------   -----------
       Consolidated .............. $20,779,951   $120,355,299   $30,717,175   $15,575,257
                                   ===========   ============   ===========   ===========

Year ended December 31, 1992:
   Property and casualty insurance $13,047,540   $ 82,313,897   $18,050,053   $12,560,922   $117,716,175
   Reinsurance ...................   6,763,257     29,046,587     8,784,715       688,251   $ 28,207,488
   Nonstandard risk automobile
     insurance ...................   1,178,748     10,727,349     2,456,594       464,984   $ 11,896,220
   Excess and surplus lines
     insurance management ........      66,266              -             -      (429,756)
   Parent company ................     483,786              -             -       312,778
   Eliminations ..................           -              -             -             -
                                   -----------   ------------   -----------   -----------
       Consolidated .............. $21,539,597   $122,087,833   $29,291,362   $13,597,179
                                   ===========   ============   ===========   ===========

Year ended December 31, 1991:
   Property and casualty insurance $11,153,452   $60,138,955   $13,810,069    $ 7,853,336   $ 79,948,955
   Reinsurance ...................   7,148,790    20,733,122     8,267,753        999,702   $ 25,896,854
   Nonstandard risk automobile
     insurance ...................   1,329,300     7,232,842     2,177,900        476,001   $  9,983,902
   Excess and surplus lines
     insurance management ........      86,374             -             -       (554,984)
   Parent company ................     484,077             -             -        361,192
   Eliminations ..................           -             -             -              -
                                   -----------   -----------   -----------    -----------
       Consolidated .............. $20,201,993   $88,104,919   $24,255,722    $ 9,135,247
                                   ===========   ===========   ===========    ===========

                               EMC INSURANCE GROUP INC. AND SUBSIDIARIES
                                           Schedule VI - Reinsurance

                           For years ended December 31, 1993, 1992, and 1991

                                                                                                  Percentage
                                                            Ceded to      Assumed                 of amount
                                               Gross          other      from other       Net      assumed
                                               amount       companies     companies      amount     to net
                                            ------------  ------------  ------------  ------------  ------

Year ended December 31, 1993:
   Earned premiums:
      Property and casualty insurance ..... $137,141,457  $135,828,770  $155,124,851  $156,437,538   99.2%
                                            ============  ============  ============  ============  ======

Year ended December 31, 1992:
   Earned premiums:
      Property and casualty insurance ..... $142,391,771  $150,404,371  $155,422,887  $147,410,287  105.4%
                                            ============  ============  ============  ============  ======

Year ended December 31, 1991:
   Earned premiums:
      Property and casualty insurance ..... $134,675,865  $137,096,567  $115,839,940  $113,419,238  102.1%
                                            ============  ============  ============  ============  ======

                                EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                     Schedule X - Supplemental Insurance Information Concerning
                                 Property-Casualty Insurance Operations

                           For Years Ended December 31, 1993, 1992 and 1991

                                                            Discount,
                                 Deferred    Reserves for   if any,
                                  policy      losses and    deducted                                    Net
Consolidated property-         acquisition    settlement      from      Unearned        Earned       investment
casualty entities                  costs       expenses     reserves    premiums       premiums        income
- -----------------               ----------   ------------   --------   -----------   ------------   -----------
Year ended December 31, 1993:   $7,698,864   $197,121,852   $  -0-     $45,941,056   $156,437,538   $20,498,562
                                ==========   ============   ========   ===========   ============    ==========

Year ended December 31, 1992:   $8,112,831   $215,388,865   $  -0-     $45,984,474   $147,410,287   $20,989,545
                                ==========   ============   ========   ===========   ============   ===========

Year ended December 31, 1991:   $5,923,456   $158,814,130   $  -0-     $34,629,065   $113,419,238   $19,631,542
                                ==========   ============   ========   ===========   ============   ===========

                                      Losses and
                                  settlement expenses       Amortization
                                  incurred related to       of deferred       Paid
                                    (1)           (2)         policy       losses and
  Consolidated property-          Current        Prior      acquisition    settlement      Premiums
     casualty entities              Year         Years         costs        expenses       Written
     -----------------          ------------   ----------   -----------   ------------   ------------




Year ended December 31, 1993:   $119,896,526   $  458,773   $30,717,175   $130,823,484   $157,934,380
                                ============   ==========   ===========   ============   ============

Year ended December 31, 1992:   $116,615,951   $5,471,882   $29,291,362   $ 76,815,572   $157,819,883
                                ============   ==========   ===========   ============   ============

Year ended December 31, 1991:   $ 83,477,534   $4,627,385   $24,255,722   $ 77,999,370   $115,829,711
                                ============   ==========   ===========   ============   ============

Differences between Electronic and Circulated 10-K's
- ----------------------------------------------------

1) The index to exhibits in the electronic format indicates if the exhibits are included in the direct transmission or are filed under Form SE. The circulated document contains the page numbers of the exhibits.