Form 10-Q
period 1994-03-31
EMC INSURANCE GROUP INC
filed 1994-05-13
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994
                               ----------------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                  to
                              ------------------  ---------------------

Commission File Number:  0-10956
                       -------------

                          EMC INSURANCE GROUP INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Iowa                                            42-6234555
- - -------------------------------                          ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

717 Mulberry Street, Des Moines, Iowa                            50309
- - ---------------------------------------                  ------------------
(Address of principal executive office)                       (Zip Code)


                               (515) 280-2581
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X    No
                                                     -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at April 30, 1994
                  -----                      -------------------------------

     Common stock, $1.00 par value                       10,389,361
                                                         ----------

Total pages   14
            ------

PART I.  FINANCIAL INFORMATION
- - -------  ---------------------
Item 1.  Financial Statements
- - -------  ---------------------

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                        Consolidated Balance Sheets

                                                     March 31,   December 31,
                                                       1994          1993
                                                   ------------  ------------
                                                    (Unaudited)
ASSETS

Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (market value $206,025,828 and $206,305,597) $201,205,044  $191,010,623
    Securities available-for-sale, at market value
      (cost $118,383,097 and $109,947,564) .......  119,154,774   113,081,580
  Equity securities available-for-sale, at market
    value (cost $O and $505,000) .................            -       475,000
                                                   ------------  ------------

           Total investments .....................  320,359,818   304,567,203

Cash .............................................    1,154,304       675,203
Indebtedness of related party ....................            -    12,291,512
Accrued investment income ........................    4,927,282     4,835,451
Accounts receivable ..............................      890,242       415,215
Deferred policy acquisition costs ................    7,631,656     7,698,864
Deferred income taxes ............................   14,198,211    13,040,693
Intangible assets, including goodwill, at cost
  less accumulated amortization of $1,573,758
  and $1,540,130 .................................    1,984,062     2,017,690
Reinsurance receivables ..........................   18,168,801    18,477,406
Prepaid reinsurance premiums .....................    3,215,294     2,832,184
Other assets .....................................    2,010,525     2,084,102
                                                   ------------  ------------

           Total assets .......................... $374,540,195  $368,935,523
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets

                                                     March 31,   December 31,
                                                       1994          1993
                                                   ------------  ------------
                                                    (Unaudited)
LIABILITIES

Losses and settlement expenses ................... $200,900,107  $197,121,852
Unearned premiums ................................   45,310,112    45,941,056
Other policyholders' funds .......................    3,348,592     2,854,793
Indebtedness to related party ....................    2,392,780             -
Income taxes payable .............................    1,650,000       550,000
Postretirement benefits ..........................    3,677,807     3,537,449
Deferred income ..................................    1,598,960     1,717,641
Other liabilities ................................    5,936,650     7,578,963
                                                   ------------  ------------

    Total liabilities ............................  264,815,008   259,301,754
                                                   ------------  ------------
STOCKHOLDERS' EQUITY

Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 10,397,451
  shares in 1994 and 10,325,329 shares in 1993 ...   10,397,451    10,325,329
Additional paid-in capital .......................   55,621,475    55,021,926
Unrealized holding gains on fixed maturity
  securities available-for-sale, net of tax.......      509,307     2,068,451
Unrealized holding losses on equity securities
  available-for-sale, net of tax .................            -       (19,800)
Retained earnings ................................   43,278,340    42,319,249
Treasury stock, at cost (8,090 shares in 1994
  and 1993) ......................................      (81,386)      (81,386)
                                                   ------------  ------------

    Total stockholders' equity ...................  109,725,187   109,633,769
                                                   ------------  ------------
    Total liabilities and
      stockholders' equity ....................... $374,540,195  $368,935,523
                                                   ============  ============


See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                                (Unaudited)
                                                        Three months ended
                                                             March 31,
                                                     ------------------------
                                                        1994         1993
                                                     -----------  -----------
REVENUES:
  Premiums earned .................................. $40,308,915  $36,952,696
  Investment income, net ...........................   4,925,577    5,375,769
  Realized investment gains ........................     307,204       40,926
  Other income .....................................     118,681            -
                                                     -----------  -----------

                                                      45,660,377   42,369,391
                                                     -----------  -----------
LOSSES AND EXPENSES:
  Losses and settlement expenses ...................  30,585,898   27,202,684
  Dividends to policyholders .......................   1,030,156      583,729
  Amortization of deferred policy
    acquisition costs ..............................   7,287,527    7,659,413
  Other underwriting expenses ......................   3,697,025    3,548,421
                                                     -----------  -----------

                                                      42,600,606   38,994,247
                                                     -----------  -----------
    Income before income taxes and cummulative
      effect of changes in accounting principles ...   3,059,771    3,375,144
                                                     -----------  -----------
INCOME TAXES:
  Current ..........................................   1,121,750    1,120,632
  Deferred .........................................    (364,523)     141,573
                                                     -----------  -----------

                                                         757,227    1,262,205
                                                     -----------  -----------
    Income before cumulative effect of
      changes in accounting principles .............   2,302,544    2,112,939
                                                     -----------  -----------
CUMMULATIVE EFFECT OF CHANGES IN ACCOUNTING
  PRINCIPLES FOR:

    Income taxes ...................................           -    5,595,177

    Postretirement benefits ........................           -   (2,165,900)

    Unearned premiums ..............................           -     (807,933)
                                                     -----------  -----------

        Net income ................................. $ 2,302,544  $ 4,734,283
                                                     ===========  ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)


                                                        Three months ended
                                                             March 31,
                                                     ------------------------
                                                        1994         1993
                                                     -----------  -----------
EARNINGS PER COMMON SHARE:

  Income before cumulative effect of changes
    in accounting principles .......................       $ .22        $ .21

  Cumulative effect of changes in accounting principles for:

      Income taxes .................................           -          .55

      Postretirement benefits ......................           -         (.21)

      Unearned premiums ............................           -         (.08)

                                                     -----------  -----------

        Net income .................................       $ .22        $ .47
                                                     ===========  ===========

Cash dividend per common share .....................       $ .13        $ .13
                                                     ===========  ===========

Average number of shares outstanding ...............  10,336,183   10,117,185
                                                     ===========  ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                                (Unaudited)
                                                      Three months ended
                                                            March 31,
                                                  --------------------------
                                                      1994          1993
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................... $  2,302,544  $  4,734,283
                                                  ------------  ------------
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:

      Cumulative effect of changes in accounting
        principles, net of tax ..................            -    (2,621,344)
      Losses and settlement expenses ............    3,778,255    (1,902,419)
      Unearned premiums .........................     (630,944)   (1,832,082)
      Other policyholders' funds ................      493,799      (464,940)
      Deferred policy acquistion costs ..........       67,208       246,640
      Indebtedness to related party .............   14,684,292    (5,968,027)
      Accrued investment income .................      (91,831)     (399,138)
      Accrued income taxes:
        Current .................................    1,100,000     1,194,000
        Deferred ................................     (364,523)      141,573
      Provision for amortization ................        2,872        (4,653)
      Realized investments gains ................     (307,204)      (40,926)
      Postretirement benefits ...................      140,358        89,937
      Reinsurance receivables ...................      308,605     6,953,572
      Prepaid reinsurance premiums ..............     (383,110)       55,226
      Amortization of deferred income ...........     (118,681)            -
      Other, net ................................   (2,043,763)   (1,613,312)
                                                  ------------  ------------

                                                    16,635,333    (6,165,893)
      Cash used in the change in the property
        and casualty insurance subsidiaries'
        pooling agreement .......................            -    (3,848,247)
                                                  ------------  ------------

          Total adjustment ......................   16,635,333   (10,014,140)
                                                  ------------  ------------
          Net cash provided by (used in)
            operating activities ................ $ 18,937,877  $ (5,279,857)
                                                  ------------  ------------

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                (Unaudited)
                                                      Three months ended
                                                            March 31,
                                                  --------------------------
                                                      1994          1993
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed maturity securities
    held-to-maturity ............................ $(19,534,553) $          -
  Maturities of fixed maturity securities
    held-to-maturity ............................   13,923,082             -
  Purchases of fixed maturity securities
    available-for-sale .......................... (108,420,467)            -
  Maturities of fixed maturity securities
    available-for-sale ..........................   80,159,506             -
  Sales of fixed maturity securities
    available-for-sale (note 3) .................   15,585,438             -
  Sale of equity securities available-for-sale ..      500,000             -
  Purchases of fixed maturities .................            -   (14,968,490)
  Maturities of fixed maturities ................            -    11,120,124
  Purchases of short-term investments ...........            -   (66,558,486)
  Sales of short-term investments ...............            -    76,425,030
                                                  ------------  ------------
          Net cash (used in) provided by
            investing activities ................  (17,786,994)    6,018,178
                                                  ------------  ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................      199,174        99,125
  Dividends paid to stockholders ................     (870,956)     (854,454)
  Purchase of treasury stock, net ...............            -       (23,306)
                                                  ------------  ------------

      Net cash used in financing activities .....     (671,782)     (778,635)
                                                  ------------  ------------

NET INCREASE (DECREASE) IN CASH .................      479,101       (40,314)

Cash at beginning of year .......................      675,203     2,009,512
                                                  ------------  ------------

Cash at end of quarter .......................... $  1,154,304  $  1,969,198
                                                  ============  ============

Income taxes paid ............................... $     18,873  $  1,948,632




See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

              Notes to Interim Consolidated Financial Statements

                                 (Unaudited)

                               March 31, 1994


Note 1
- - ------

The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. The information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.


Note 2
- - ------

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits". The adoption of this statement did not have a material effect on the operations of the Company.


Note 3
- - ------

The fixed maturity securities available-for-sale classification includes short-term investments. Sales of fixed maturity securities available-for-sale for the three months ended March 31, 1994 reflects the sale of money market funds.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES
                                (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial
- - -------    Condition and Results of Operations


OVERVIEW

     EMC Insurance Group Inc. (the "Company"), an approximately 67 percent owned subsidiary of Employers Mutual Casualty Company ("Employers Mutual"), is an insurance holding company with operations in property and casualty insurance, reinsurance, nonstandard risk automobile insurance and excess and surplus lines insurance management. Property and casualty insurance is the most significant segment, representing 70.8 percent of consolidated premium income.

     The three property and casualty insurance subsidiaries of the Company and two subsidiaries of Employers Mutual are parties to reinsurance pooling agreements with Employers Mutual (collectively the "pooling agreement"). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business and assumes from Employers Mutual an amount equal to its participation in the pool. All losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from unaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. Since 1992, the property and casualty insurance subsidiaries' participation in the pool has been 22 percent. The investment programs and income tax liabilities of the pool participants are not subject to the pooling agreement.

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

     Employers Mutual cedes 95 percent of the voluntary reinsurance business it assumes from nonaffiliated insurance companies to the Company's reinsurance subsidiary, exclusive of certain reinsurance contracts. The reinsurance subsidiary receives 95 percent of all premiums and assumes 95 percent of all related losses and settlement expenses of this business.
The reinsurance subsidiary does not reinsure any of Employers Mutual's direct insurance business, nor any "involuntary" facility or pool business that Employers Mutual assumes pursuant to state law. In addition, the reinsurance subsidiary is not liable for credit risk in connection with the insolvency of any reinsurers of Employers Mutual.

     The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. The information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES
                                (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial
- - -------    Condition and Results of Operations, Continued

RESULTS OF OPERATIONS

     Operating income before income taxes decreased 9.3 percent to $3,060,000 for the three months ended March 31, 1994 from $3,375,000 for the same period in 1993. Operating results improved in the nonstandard risk automobile insurance subsidiary and the excess and surplus lines insurance management agency while the property and casualty insurance subsidiaries and the reinsurance subsidiary showed small declines.

     Net income for the three months ended March 31, 1994 was $2,303,000 ($.22 per share) compared to $4,734,000 ($.47 per share) for the same period in 1993. Results for 1993 include $2,621,000 ($.26 per share) of income from the implementation of two new accounting standards and a change in accounting principle.

     Premiums earned increased $3,357,000 (9.1 percent) to $40,309,000 for the three months ended March 31, 1994 from $36,953,000 for the same period in 1993. This increase is primarily due to increased volume in the property and casualty insurance subsidiaries.

     Net investment income decreased $450,000 (8.2 percent) to $4,926,000 for the three months ended March 31, 1994 from $5,376,000 for the same period in 1993. This decrease is due to a decline in invested assets resulting from the transfer of $24,853,000 to Employers Mutual during 1993 in connection with the change in the property and casualty insurance subsidiaries' pooling agreement relating to the voluntary assumed reinsurance business and the commutation of two reinsurance contracts under the reinsurance subsidiary's quota share agreement.

     Realized investment gains totaled $307,000 for the three months ended March 31, 1994 compared to $40,000 for the same period in 1993. The increase is the result of calls and prepayments on fixed maturity securities.

     Other income totaled $119,000 for the three months ended March 31, 1994 compared to none for the same period in 1993. This amount represents the amortization of deferred income related to reserve discounting in connection with the commutation of a reinsurance contract under the reinsurance subsidiary's quota share agreement in 1993.

     Losses and expenses increased $3,608,000 (9.3 percent) to $42,601,000 for the three months ended March 31, 1994 from $38,994,000 for the same period in 1993. This increase is primarily due to losses associated with increased premium volume in the property and casualty insurance subsidiaries. Improved loss experience in the nonstandard risk automobile insurance subsidiary was offset by poor experience in the reinsurance subsidiary.

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits". The adoption of this statement did not have a material effect on the operations of the Company.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES
                                (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial
- - -------    Condition and Results of Operations, Continued

SEGMENT RESULTS

Property and Casualty Insurance

     Operating income before income taxes decreased 11.7 percent to $2,910,000 for the three months ended March 31, 1994 from $3,297,000 for the same period in 1993. Underwriting loss increased $487,000 to $594,000 in the first three months of 1994 and was compounded by a $95,000 (2.8 percent) decline in investment income.

     Premiums earned increased 11.4 percent to $28,559,000 for the three months ended March 31, 1994 from $25,625,000 for the same period in 1993. Marketing programs started during 1992 and 1993 have resulted in increases in commercial property business.

     Underwriting results for the first three months of 1994 were impacted by unfavorable personal lines experience. Winter storms in the south and east coast had an adverse affect on homeowners results. Management is currently reviewing the marketing and underwriting of this business in order to improve future performance. Commercial auto results for the first three months of 1994 were unprofitable; however, the commercial property, commercial liability and workers' compensation lines all showed improvement. Management continues to monitor workers' compensation reform on a state by state basis and will only write this line of business in those states which show a potential for profit.

Reinsurance

     Operating loss before income taxes increased to $364,000 for the three months ended March 31, 1994 from $6,000 for the same period in 1993. Underwriting loss increased 12.6 percent to $1,856,000 in the first three months of 1994 and was compounded by a 20.8 percent decline in investment income resulting from the transfer of $20,426,000 to Employers Mutual during 1993 in connection with the commutation of two reinsurance contracts under the quota share agreement. This decline in investment income was partially offset by the recognition of $119,000 of deferred income related to reserve discounting on one of the commuted contracts.

     Premiums earned increased 4.7 percent to $8,461,000 for the three months ended March 31, 1994 from $8,080,000 for the same period in 1993. This increase reflects additional participation in a voluntary pool and premium adjustments related to pro rata business.

     Underwriting loss increased 12.6 percent to $1,856,000 for the three months ended March 31, 1994. Results for the first three months of 1994 were adversely impacted by $1,000,000 of losses from the Los Angles earthquake, $700,000 of crop hail losses and lower investment income. Results for the first three months of 1993 were impacted by severe east coast storms, the world trade center explosion and development on a reinsurance contract involving a casualty pool that was commuted under the quota share agreement on June 30, 1993.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES
                                (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial
- - -------    Condition and Results of Operations, Continued

Nonstandard Risk Automobile Insurance

     Operating income before income taxes increased 315.3 percent to $417,000 for the three months ended March 31, 1994 from $100,000 for the same period in 1993. Underwriting gain improved 163.7 percent to $121,000 for the three months ended March 31, 1994 while net investment income increased 3.9 percent to $291,000.

     Premiums earned increased 1.3 percent to $3,289,000 for the three months ended March 31, 1994 from $3,247,000 for the same period in 1993. Rate increases were implemented in all states during the later part of 1993 and the first part of 1994, which resulted in a slight decrease in the number of policies issued. These rate increases are not expected to have a significant effect on market share during 1994.

     The improvement in underwriting results for the first three months of 1994 reflects the rate increases implemented, a more seasoned book of business and more normal winter driving conditions.

Excess and Surplus Lines Insurance Management

     Operating income before income taxes increased to $124,000 for the three months ended March 31, 1994 from $6,000 for the same period in 1993. This increase is the result of a new management plan put into effect which places more emphasis on writing excess and surplus lines business through Employers Mutual's agency force.

Parent Company

     Operating loss before income taxes increased to $27,000 for the three months ended March 31, 1994 from $22,000 for the same period in 1993. This increase reflects a $5,000 realized loss on the call of preferred stock.

OTHER INFORMATION

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES
                                (Unaudited)


Item 2.  Management's Discussion and Analysis of Financial
- - -------    Condition and Results of Operations, Continued

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a portion of the investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio is invested in securities with maturities that approximate the anticipated liabilities of the insurance issued.
Unrealized holding gains on fixed maturity securities available-for-sale decreased $1,559,000 to $509,000 at March 31, 1994 from $2,068,000 at
December 31, 1993. This decrease is primarily due to higher interest rates imposed by the Federal Reserve Board during the first three months of 1994, which caused bond values to decline. Since the Company does not actively trade in the bond market, such fluctuations in the market value of available-for-sale securities are not expected to have a material impact on the operations of the Company as forced liquidation of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant.

     The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends and investment purchases.

     As of March 31, 1994, the Company had no material commitments for capital expenditures.

PART II.  OTHER INFORMATION
- - --------  -----------------

Item 6.  Exhibits and Reports on Form 8-K
- - -------  --------------------------------

    (a)  None.

    (b) No Form 8-K was filed by the registrant during the quarter ended March 31, 1994.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        EMC INSURANCE GROUP INC.
                                        Registrant






                                        /s/  E. H. Creese
                                        --------------------------
                                        E. H. Creese
                                        Senior Vice President & Treasurer
                                        (Chief Financial Officer)




Date: May 13, 1994
                                      14