Form 10-Q
period 1994-06-30
EMC INSURANCE GROUP INC
filed 1994-08-12
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994
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
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X    No
                                                     -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at July 31, 1994
                  -----                      -------------------------------

     Common stock, $1.00 par value                       10,459,453
                                                         ----------

Total pages   16
            ------

PART I.  FINANCIAL INFORMATION
- - -------  ---------------------
Item 1.  Financial Statements
- - -------  ---------------------


                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets

                                                     June 30,    December 31,
                                                       1994          1993
                                                   ------------  ------------
                                                    (Unaudited)
ASSETS

Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (market value $217,605,799 and $206,305,597) $211,290,244  $191,010,623
    Securities available-for-sale, at market value

      (amortized cost $109,577,394 and
       $109,947,564) .............................  110,000,664   113,081,580
  Equity securities available-for-sale, at market
ities available-for-sale, at market
    value (cost $0 and $505,000) .................            -       475,000
                                                   ------------  ------------

           Total investments .....................  321,290,908   304,567,203

Cash .............................................      732,058       675,203
Indebtedness of related party ....................    3,058,287    12,291,512
Accrued investment income ........................    4,752,997     4,835,451
Accounts receivable ..............................      706,244       415,215
Deferred policy acquisition costs ................    8,284,639     7,698,864
Deferred income taxes ............................   14,161,964    13,040,693
Intangible assets, including goodwill, at cost

  less accumulated amortization of $1,607,386

  and $1,540,130 .................................    1,950,434     2,017,690
Reinsurance receivables ..........................   18,222,680    18,477,406
Prepaid reinsurance premiums .....................    2,786,226     2,832,184
Other assets .....................................    2,176,299     2,084,102
                                                   ------------  ------------

           Total assets .......................... $378,122,736  $368,935,523
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES
SURANCE GROUP INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets

                                                     June 30,    December 31,
                                                       1994          1993
                                                   ------------  ------------
                                                    (Unaudited)
LIABILITIES

Losses and settlement expenses ................... $202,973,133  $197,121,852
Unearned premiums ................................   47,399,396    45,941,056
Other policyholders' funds .......................    3,260,844     2,854,793
Income taxes payable .............................    1,013,025       550,000
Postretirement benefits ..........................    3,824,786     3,537,449
Deferred income ..................................    1,487,710     1,717,641
Other liabilities ................................    5,682,659     7,578,963
                                                   ------------  ------------

    Total liabilities ............................  265,641,553   259,301,754
                                                   ------------  ------------
STOCKHOLDERS' EQUITY


Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 10,454,897
 issued and outstanding, 10,454,897
  shares in 1994 and 10,325,329 shares in 1993 ...   10,454,897    10,325,329
Additional paid-in capital .......................   56,081,151    55,021,926
Unrealized holding gains on fixed maturity
  securities available-for-sale, net of tax.......      279,358     2,068,451
Unrealized holding losses on equity securities
  available-for-sale, net of tax .................            -       (19,800)
Retained earnings ................................   45,747,163    42,319,249
Treasury stock, at cost (8,090 shares in 1994
  and 1993) ......................................      (81,386)      (81,386)
                                                   ------------  ------------

    Total stockholders' equity ...................  112,481,183   109,633,769
                                                   ------------  ------------
    Total liabilities and
      stockholders' equity ....................... $378,122,736  $368,935,523
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                       Consolidated Statements of Income
                                  (Unaudited)

                                 Three months ended        Six months ended
                                      June 30,                 June 30,
                              -----------------------  -----------------------
                                  1994        1993         1994        1993
                              ----------- -----------  ----------- -----------
REVENUES:
  Premiums earned ........... $39,496,469 $39,982,544  $79,805,384 $76,935,240
  Investment income, net ....   5,041,213   5,361,033    9,966,790  10,736,802
  Realized investment gains        99,445     137,076      406,649     178,002
  Other income ..............     111,250           -      229,931           -
                              ----------- -----------  ----------- -----------

                               44,748,377  45,480,653   90,408,754  87,850,044
                              ----------- -----------  ----------- -----------
LOSSES AND EXPENSES:
  Losses and settlement
    expenses ................  27,493,983  31,773,122   58,079,881  58,975,806
  Dividends to policyholders      372,199     678,266    1,402,355   1,261,995
  Amortization of deferred
    policy acquisition costs    7,779,174   9,233,947   15,066,701  16,893,360
  Other underwriting expenses   3,995,141   3,319,256    7,692,166   6,867,677
                              ----------- -----------  ----------- -----------

                               39,640,497  45,004,591   82,241,103  83,998,838
                              ----------- -----------  ----------- -----------
   Income before income taxes
     and cumulative effect of
     changes in accounting
     principles .............   5,107,880     476,062    8,167,651   3,851,206
                              ----------- -----------  ----------- -----------
INCOME TAXES:
  Current ...................   1,133,432    (901,800)   2,255,182     218,832
  Deferred ..................     154,705     (61,826)    (209,818)     79,747
                              ----------- -----------  ----------- -----------

                                1,288,137    (963,626)   2,045,364     298,579
                              ----------- -----------  ----------- -----------
   Income before cumulative
     effect of changes in
     accounting principles...   3,819,743   1,439,688    6,122,287   3,552,627

CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING
  PRINCIPLES FOR:

    Income taxes ............           -           -            -   5,595,177

    Postretirement benefits             -           -            -  (2,165,900)

    Unearned premiums .......           -           -            -    (807,933)
                              ----------- -----------  ----------- -----------

        Net income .......... $ 3,819,743 $ 1,439,688  $ 6,122,287 $ 6,173,971
                              =========== ===========  =========== ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                  (Unaudited)

                                  Three months ended        Six months ended
                                       June 30,                  June 30,
                               -----------------------  -----------------------
                                   1994        1993         1994        1993
                               ----------- -----------  ----------- -----------

EARNINGS PER COMMON SHARE:

  Income before cumulative
    effect of changes in
    accounting principles.....        $.37        $.14         $.59        $.35

  Cumulative effect of
    changes in accounting
    principles for:

      Income taxes ...........           -           -            -         .55

      Postretirement benefits            -           -            -        (.21)

      Unearned premiums ......           -           -            -        (.08)
                               ----------- -----------  ----------- -----------

        Net income ...........        $.37        $.14         $.59        $.61
                               =========== ===========  =========== ===========

Cash dividend per common share        $.13        $.13         $.26        $.26
                               =========== ===========  =========== ===========

Average number of
  shares outstanding .........  10,396,080  10,176,042   10,366,131  10,146,614
                               =========== ===========  =========== ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                       Six months ended
                                                           June 30,
                                                  --------------------------
                                                      1994          1993
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................... $  6,122,287  $  6,173,971
                                                  ------------  ------------
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:

      Cumulative effect of changes in accounting
        principles, net of tax ..................            -    (2,621,344)
      Losses and settlement expenses ............    5,851,281     1,707,799
      Unearned premiums .........................    1,458,340       692,427
      Other policyholders' funds ................      406,051      (386,033)
      Deferred policy acquisition costs .........     (585,775)      108,967
      Indebtedness of related party .............    9,233,225     6,028,836
      Accrued investment income .................       82,454        78,464
      Accrued income taxes:
        Current .................................      463,025    (1,820,000)
        Deferred ................................     (209,818)       79,747
      Provision for amortization ................       (1,652)      (12,671)
      Realized investment gains .................     (406,649)     (178,002)
      Postretirement benefits ...................      287,337       179,874
      Reinsurance receivables ...................      254,726     8,924,357
      Prepaid reinsurance premiums ..............       45,958       189,840
      Amortization of deferred income ...........     (229,931)            -
      Other, net ................................   (2,279,531)     (620,788)
                                                  ------------  ------------

                                                    14,369,041    12,351,473
      Cash used in the change in the property
        and casualty insurance subsidiaries'
        pooling agreement .......................            -    (4,426,945)

      Cash used in the commutation of a portion
        of the reinsurance subsidiary's quota
        share agreement .........................            -   (17,806,179)
                                                  ------------  ------------

          Total adjustment ......................   14,369,041    (9,881,651)
                                                  ------------  ------------
          Net cash provided by (used in)
            operating activities ................ $ 20,491,328  $ (3,707,680)
                                                  ------------  ------------

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                (Unaudited)
                                                       Six months ended
                                                            June 30,
                                                  --------------------------
                                                      1994          1993
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed maturity securities
    held-to-maturity ............................ $(41,261,502) $          -
  Maturities of fixed maturity securities
    held-to-maturity ............................   25,695,244             -
  Purchases of fixed maturity securities
    available-for-sale .......................... (210,730,211)            -
  Maturities of fixed maturity securities
    available-for-sale ..........................  132,826,050             -
  Sales of fixed maturity securities
    available-for-sale (note 3) .................   74,041,526             -
  Sales of equity securities available-for-sale        500,000       540,750
  Purchases of fixed maturities .................            -   (23,434,165)
  Maturities of fixed maturities ................            -    32,281,497
  Purchases of short-term investments ...........            -  (158,343,305)
  Sales of short-term investments ...............            -   154,008,295
                                                  ------------  ------------
      Net cash (used in) provided by
        investing activities ....................  (18,928,893)    5,053,072
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................      240,467       161,929
  Dividends paid to stockholders ................   (1,746,047)   (1,713,174)
                                                  ------------  ------------

      Net cash used in financing activities .....   (1,505,580)   (1,551,245)
                                                  ------------  ------------

NET INCREASE (DECREASE) IN CASH .................       56,855      (205,853)

Cash at beginning of year .......................      675,203     2,009,512
                                                  ------------  ------------

Cash at end of quarter .......................... $    732,058  $  1,803,659
                                                  ============  ============

Income taxes paid ............................... $  1,792,157  $  4,063,332


See accompanying Notes to Interim Consolidated Financial Statements.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

               Notes to Interim Consolidated Financial Statements
                                  (Unaudited)

                                 June 30, 1994



Note 1
- - ------

The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. The information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

Note 2
- - ------

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". Adoption of this statement did not have a material effect on the operations of the Company.

Note 3
- - ------

The "fixed maturity securities available-for-sale" classification includes short-term investments. Sales of fixed maturity securities available-for-sale for the six months ended June 30, 1994 reflects the sale of money market funds.

Note 4
- - ------

Certain amounts previously reported in prior year consolidated financial statements have been reclassified to conform to current year presentation.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- - -------    Condition and Results of Operations
                                (Unaudited)

OVERVIEW

     EMC Insurance Group Inc. (the "Company"), an approximately 67 percent owned subsidiary of Employers Mutual Casualty Company ("Employers Mutual"), is an insurance holding company with operations in property and casualty insurance, reinsurance, nonstandard risk automobile insurance and excess and surplus lines insurance management. Property and casualty insurance is the most significant segment, representing 72.2 percent of consolidated premium income.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- - -------    Condition and Results of Operations, Continued
                                (Unaudited)

CONSOLIDATED RESULTS OF OPERATIONS

     Operating income before income taxes for the six months ended June 30, 1994 increased 112.1 percent to $8,168,000 from $3,851,000 for the same period in 1993. Operating results improved in all the subsidiaries with substantial improvement occurring in the property and casualty insurance subsidiaries and the nonstandard risk automobile insurance subsidiary.

     Net income for the six months ended June 30, 1994 was $6,122,000 ($.59 per share) compared to $6,174,000 ($.61 per share) for the same period in 1993. Results for 1993 include $2,621,000 ($.26 per share) of income from the implementation of two new accounting standards and a change in accounting principle.

     Premiums earned totaled $79,805,000 for the six months ended June 30, 1994, an increase of 3.7 percent over the $76,935,000 reported for the same period in 1993. Increased premium volume in the property and casualty insurance subsidiaries was partially offset by declines in the reinsurance subsidiary and the nonstandard risk automobile insurance subsidiary.

     Net investment income decreased $770,000 (7.2 percent) to $9,967,000 for the six months ended June 30, 1994 from $10,737,000 for the same period in 1993. This decrease is due to a decline in invested assets resulting from the transfer of $24,853,000 to Employers Mutual during 1993 in connection with the change in the property and casualty insurance subsidiaries' pooling agreement relating to the voluntary assumed reinsurance business and the commutation of two reinsurance contracts under the reinsurance subsidiary's quota share agreement.

     Realized investment gains totaled $407,000 for the six months ended June 30, 1994 compared to $178,000 for the same period in 1993. The increase is the result of calls and prepayments on fixed maturity securities.

     Other income totaled $230,000 for the six months ended June 30, 1994 compared to none for the same period in 1993. This amount represents the amortization of deferred income related to reserve discounting in connection with the commutation of a reinsurance contract under the reinsurance subsidiary's quota share agreement in 1993.

     Losses and expenses decreased $1,758,000 (2.1 percent) to $82,241,000 for the six months ended June 30, 1994 from $83,999,000 for the same period in 1993. The decrease is due to improved loss experience in the property and casualty insurance subsidiaries and the nonstandard risk automobile insurance subsidiary and a decline in commission expense in the reinsurance subsidiary.

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". Adoption of this statement did not have a material effect on the operations of the Company.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- - -------    Condition and Results of Operations, Continued
                                (Unaudited)

     Operating income before income taxes for the second quarter of 1994 was $5,108,000, compared to $476,000 for the same period in 1993 and $3,060,000 for the first quarter of 1994. Second quarter operating results improved significantly for the property and casualty insurance subsidiaries while the reinsurance subsidiary showed a slight improvement and the nonstandard risk automobile insurance subsidiary showed a slight decline.

SEGMENT RESULTS

Property and Casualty Insurance

     Operating income before income taxes increased to $7,842,000 for the six months ended June 30, 1994 from $4,791,000 for the same period in 1993. Pretax operating income for the second quarter of 1994 was $4,932,000 compared to $1,494,000 for the same period in 1993 and $2,910,000 for the first quarter of 1994. Underwriting results improved in the commercial lines of business while the personal lines remained relatively flat.

     Premiums earned increased 7.5 percent to $57,627,000 for the six months ended June 30, 1994 from $53,592,000 for the same period in 1993. This increase primarily reflects new commercial property business generated from marketing programs started during 1992 and 1993. Future production increases are likely to be dependent upon the continued success of these marketing programs due to the soft market conditions for commercial lines of business and the continued shift of large commercial insureds to alternative risk mechanisms. This is the seventh year of a soft market that has depressed commercial rates each year while costs have continued to increase, and many insurance analysts speculate that no change will occur in the near future.

     Underwriting gain for the six months ended June 30, 1994 was $794,000 compared to an underwriting loss of $2,057,000 for the same period in 1993. Underwriting results improved for the commercial lines of business and remained relatively flat for the personal lines despite an increase in catastrophe losses, which totaled $2,033,000 for the six months ended June 30, 1994 and $1,160,000 for the same period in 1993. The workers' compensation line of business showed significant improvement over 1993. Reform measures implemented by several states to control costs appear to be working. By monitoring this reform on a state by state basis and writing business only in states that show a potential for profit, management has been able to achieve improved results. The commercial property and liability lines also showed improved results for the first six months of 1994 while the commercial auto line deteriorated. Although the overall results for the personal lines of business remained relatively flat from 1993, the homeowners line continues to be a problem for this segment and the industry. Management continues to review the marketing and underwriting of the personal lines of business in order to improve future performance.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- - -------    Condition and Results of Operations, Continued
                                (Unaudited)

Reinsurance

     Operating loss before income taxes decreased to $462,000 for the six months ended June 30, 1994 from $1,050,000 for the same period in 1993. Underwriting results improved significantly for the first half of 1994 while investment income declined 22.8 percent due to the transfer of $20,426,000 to Employers Mutual during 1993 in connection with the commutation of two reinsurance contracts under the quota share agreement. This decline in investment income was partially offset by the recognition of $230,000 of deferred income related to reserve discounting on one of the commuted contracts. Pretax operating loss for the second quarter of 1994 decreased to $98,000 from $1,044,000 for the second quarter of 1993 and $364,000 for the first quarter of 1994. This decrease reflects the improved underwriting results noted above.

     Premiums earned decreased 5.7 percent to $15,747,000 for the six months ended June 30, 1994 from $16,697,000 for the same period in 1993.
This decrease primarily reflects premium income associated with a voluntary pool that was commuted by Employers Mutual in the fourth quarter of 1993 and is therefore no longer ceded to the reinsurance subsidiary. The decrease in 1994 premium volume was partially offset by increased participation in another voluntary pool effective January 1, 1994.

     Underwriting loss decreased 24.0 percent to $3,297,000 for the six months ended June 30, 1994 from $4,341,000 for the same period in 1993. This decrease reflects a substantial decline in commission expense associated with a voluntary pool that was commuted by Employers Mutual in the fourth quarter of 1993. Overall loss experience remained fairly constant despite a significant decline in catastrophe losses, which totaled $1,005,000 for the six months ended June 30, 1994 and $1,983,000 for the same period in 1993. Other items impacting the first six months of 1994 included $800,000 of crop hail losses and $550,000 of loss associated with the settlement of a large claim.

Nonstandard Risk Automobile Insurance

     Operating income before income taxes increased to $655,000 for the six months ended June 30, 1994 from $184,000 for the same period in 1993. This increase reflects improved loss experience as well as rate increases that were implemented in all states during the later part of 1993 and first part of 1994. Second quarter 1994 results show a pretax operating income of $238,000 compared to $84,000 for the same period in 1993 and $417,000 in the first quarter of 1994. The deterioration of results in the second quarter over the first quarter of 1994 is due to an increase in the frequency and severity of losses.

     Premiums earned decreased 3.2 percent to $6,432,000 for the six months ended June 30, 1994 from $6,646,000 for the same period in 1993. This decrease reflects a decline in renewal business caused by the rate increases implemented, a softening of underwriting standards in the standard market and rate competition in the nonstandard market.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- - -------    Condition and Results of Operations, Continued
                                (Unaudited)

     Underwriting gain for the first six months of 1994 was $65,000 compared to an underwriting loss of $419,000 for the same period in 1993. This improvement reflects the rate increases implemented, a more seasoned book of business and a decline in storm related losses.

Excess and Surplus Lines Insurance Management

     Operating income before income taxes increased to $230,000 for the six months ended June 30, 1994 from $40,000 for the same period in 1993.
Second quarter 1994 results show pretax operating income of $106,000 compared to $34,000 for the same period in 1993 and $124,000 in the first quarter of 1994. This increase is the result of a new management plan put into effect which places more emphasis on writing excess and surplus lines business through Employers Mutual's agency force.

Parent Company

     Operating loss before income taxes decreased to $97,000 for the six months ended June 30, 1994 from $114,000 for the same period in 1993. A decrease in operating expenses was partially offset by a decrease in investment income. Second quarter 1994 results showed a pretax loss of $70,000 compared to $92,000 for the same period in 1993 and $27,000 for the first quarter of 1994.

OTHER INFORMATION

     The majority of the Company's assets are invested in fixed maturities. These investments provide a substantial amount of income which offsets underwriting losses and contributes to net earnings. As these investments mature the proceeds will be reinvested at current rates, which are lower than those now being earned; therefore, less investment income will be available to contribute to net earnings if interest rates continue at their current level.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a portion of the investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio is invested in securities with maturities that approximate the anticipated liabilities of the insurance issued.
Unrealized holding gains on fixed maturity securities available-for-sale decreased to $279,000 at June 30, 1994 from $509,000 at March 31, 1994 and $2,068,000 at December 31, 1993. This decrease is primarily due to higher interest rates imposed by the Federal Reserve Board during the first and second quarters of 1994, which caused bond values to decline. Since the Company does not actively trade in the bond market, such fluctuations in the market value of available-for-sale securities are not expected to have a material impact on the operations of the Company as forced liquidation of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- - -------    Condition and Results of Operations, Continued
                                (Unaudited)

     The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends and investment purchases.

     As of June 30, 1994, the Company had no material commitments for capital expenditures.


PART II.  OTHER INFORMATION
- - --------  -----------------

Item 4.  Submission of Matters to a Vote of Security Holders
- - -------  ---------------------------------------------------

    (a)  Annual Meeting of Stockholders
         EMC Insurance Group Inc.
         May 25, 1994

    (b) The following seven persons were elected to serve as directors of the Company for the ensuing year:

         George C. Carpenter III                    George W. Kochheiser
         David J. Fisher                            Raymond A. Michel
         Robb B. Kelley                             Therese M. Vaughan*
         Bruce G. Kelley

         * Effective July 15, 1994, Therese M. Vaughan resigned as a director of the Company. Her resignation is due to her appointment as the Insurance Commissioner of the State of Iowa. As of August 11, 1994, a replacement has not been named.

    (c)  Items voted upon and number of votes cast:

         1.  Election of directors
                                                                        Broker
                                               Votes        Votes         Non
                   Nominee                   Cast for     Withheld       Votes
                -------------              -----------    --------     --------

             George C. Carpenter III         9,516,225       9,169      390,400
             David J. Fisher                 9,515,225      10,169      390,400
             Robb B. Kelley                  9,514,881      10,513      390,400
             Bruce G. Kelley                 9,515,602       9,792      390,400
             George W. Kochheiser            9,515,224      10,170      390,400
             Raymond A. Michel               9,515,240      10,154      390,400
             Therese M. Vaughan              9,514,753      10,641      390,400

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

- - -------  --------------------------------------------------------------

         2. Proposal to ratify the appointment of KPMG Peat Marwick as the independent auditors of the Company:

                For   9,507,387       Against        961      Abstain      7,672
                      ---------                      ---                   -----
                Broker Non-Votes       390,400           Withheld      0
                                       -------                       -----

         THE TOTAL NUMBER OF QUALIFIED SHARES VOTED BY PROXY IS: 9,471,686
                                                                 ---------

    (d)  None.


Item 6.  Exhibits and Reports on Form 8-K
- - -------  --------------------------------

    (a)  None.

    (b) No Form 8-K was filed by the registrant during the quarter ended June 30, 1994.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EMC INSURANCE GROUP INC.
                                        Registrant



                                        /s/  Bruce G. Kelley
                                        -----------------------------------
                                        Bruce G. Kelley
                                        President & Chief Executive Officer


Date:  August 12, 1994