Form 10-Q
period 1994-09-30
EMC INSURANCE GROUP INC
filed 1994-11-14
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994
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
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                   ----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at October 31, 1994
                  -----                      -------------------------------

     Common stock, $1.00 par value                       10,517,849
                                                         ----------

Total pages   16
            ------

PART I.  FINANCIAL INFORMATION
- - -------  ---------------------

Item 1.  Financial Statements
- - -------  ---------------------

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets


                                                   September 30, December 31,
                                                       1994          1993
                                                   ------------  ------------
                                                    (Unaudited)
ASSETS

Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (market value $232,358,489 and $206,305,597) $233,021,915  $191,010,623
    Securities available-for-sale, at market value
      (amortized cost $95,391,727 and
       $109,947,564) .............................   95,179,680   113,081,580
  Equity securities available-for-sale, at market
    value (cost $0 and $505,000) .................            -       475,000
                                                   ------------  ------------

           Total investments .....................  328,201,595   304,567,203

Cash .............................................    1,411,682       675,203
Indebtedness of related party ....................    4,311,907    12,291,512
Accrued investment income ........................    5,407,037     4,835,451
Accounts receivable ..............................      895,496       415,215
Deferred policy acquisition costs ................    9,188,912     7,698,864
Deferred income taxes ............................   13,918,427    13,040,693
Intangible assets, including goodwill, at cost
  less accumulated amortization of $1,641,015
  and $1,540,130 .................................    1,916,805     2,017,690
Reinsurance receivables ..........................   18,707,046    18,477,406
Prepaid reinsurance premiums .....................    2,592,730     2,832,184
Other assets .....................................    1,948,441     2,084,102
                                                   ------------  ------------

           Total assets .......................... $388,500,078  $368,935,523
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets


                                                  September 30,  December 31,
                                                       1994          1993
                                                  -------------  ------------
                                                    (Unaudited)
LIABILITIES

Losses and settlement expenses .................. $ 205,022,814  $197,121,852
Unearned premiums ...............................    51,885,824    45,941,056
Other policyholders' funds ......................     2,905,346     2,854,793
Income taxes payable ............................     1,004,000       550,000
Postretirement benefits .........................     3,960,610     3,537,449
Deferred income .................................     1,382,934     1,717,641
Other liabilities ...............................     7,725,546     7,578,963
                                                  -------------  ------------

    Total liabilities ...........................   273,887,074   259,301,754
                                                  -------------  ------------
STOCKHOLDERS' EQUITY

Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 10,525,939
  shares in 1994 and 10,325,329 shares in 1993 ..    10,525,939    10,325,329
Additional paid-in capital ......................    56,634,371    55,021,926
Unrealized holding (losses) gains on fixed
  maturity securities available-for-sale,
  net of tax.....................................      (139,951)    2,068,451
Unrealized holding losses on equity securities
  available-for-sale, net of tax ................             -       (19,800)
Retained earnings ...............................    47,674,031    42,319,249
Treasury stock, at cost (8,090 shares in 1994
  and 1993) .....................................       (81,386)      (81,386)
                                                  -------------  ------------

    Total stockholders' equity ..................   114,613,004   109,633,769
                                                  -------------  ------------
    Total liabilities and
      stockholders' equity ...................... $ 388,500,078  $368,935,523
                                                  =============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                       Consolidated Statements of Income
                                  (Unaudited)

                                 Three months ended       Nine months ended
                                   September 30,            September 30,
                              ----------------------- -------------------------
                                  1994        1993         1994        1993
                              ----------- ----------- ------------ ------------
REVENUES:
  Premiums earned ........... $41,640,071 $39,863,333 $121,445,455 $116,798,573
  Investment income, net ....   5,274,202   5,212,048   15,240,992   15,948,850
  Realized investment gains        42,310     310,665      448,959      488,667
  Other income ..............     104,776     133,215      334,707      133,215
                              ----------- ----------- ------------ ------------

                               47,061,359  45,519,261  137,470,113  133,369,305
                              ----------- ----------- ------------ ------------
LOSSES AND EXPENSES:
  Losses and settlement
    expenses ................  29,055,207  32,329,163   87,135,088   91,304,969
  Dividends to policyholders      922,614     665,463    2,324,969    1,927,458
  Amortization of deferred
    policy acquisition costs    8,187,140   7,158,199   23,253,841   24,051,559
  Other underwriting expenses   4,065,663   4,739,141   11,757,829   11,606,818
                              ----------- ----------- ------------ ------------

                               42,230,624  44,891,966  124,471,727  128,890,804
                              ----------- ----------- ------------ ------------
   Income before income taxes
     and cumulative effect of
     changes in accounting
     principles .............   4,830,735     627,295   12,998,386    4,478,501
                              ----------- ----------- ------------ ------------
INCOME TAXES:
  Current ...................   1,084,371     406,058    3,339,553      624,890
  Deferred ..................     459,546     (13,512)     249,728       66,235
                              ----------- ----------- ------------ ------------

                                1,543,917     392,546    3,589,281      691,125
                              ----------- ----------- ------------ ------------
   Income before cumulative
     effect of changes in
     accounting principles...   3,286,818     234,749    9,409,105    3,787,376


CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING
  PRINCIPLES FOR:

    Income taxes ............           -           -            -    5,595,177

    Postretirement benefits             -           -            -   (2,165,900)

    Unearned premiums .......           -           -            -     (807,933)
                              ----------- ----------- ------------ ------------

        Net income .......... $ 3,286,818 $   234,749 $  9,409,105 $  6,408,720
                              =========== =========== ============ ============

See accompanying Notes to Interim Consolidated Financial Statements.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                  (Unaudited)


                                  Three months ended       Nine months ended
                                    September 30,            September 30,
                               -----------------------  -----------------------
                                   1994        1993         1994        1993
                               ----------- -----------  ----------- -----------

EARNINGS PER COMMON SHARE:

  Income before cumulative
    effect of changes in
    accounting principles.....        $.31        $.02         $.90        $.37

  Cumulative effect of
    changes in accounting
    principles for:

      Income taxes ...........           -           -            -         .55

      Postretirement benefits            -           -            -        (.21)

      Unearned premiums ......           -           -            -        (.08)
                               ----------- -----------  ----------- -----------

        Net income ...........        $.31        $.02         $.90        $.63
                               =========== ===========  =========== ===========

Cash dividend per common share        $.13        $.13         $.39        $.39
                               =========== ===========  =========== ===========

Average number of
  shares outstanding .........  10,466,614  10,223,316   10,399,626  10,172,181
                               =========== ===========  =========== ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                      Nine months ended
                                                        September 30,
                                                  --------------------------
                                                      1994          1993
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................... $  9,409,105  $  6,408,720
                                                  ------------  ------------
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:

      Cumulative effect of changes in accounting
        principles, net of tax ..................            -    (2,621,344)
      Losses and settlement expenses ............    7,900,962     9,006,438
      Unearned premiums .........................    5,944,768     4,376,485
      Other policyholders' funds ................       50,553      (791,598)
      Deferred policy acquisition costs .........   (1,490,048)     (914,630)
      Indebtedness of related party .............    7,979,605   (12,747,327)
      Accrued investment income .................     (571,586)     (299,084)
      Accrued income taxes:
        Current .................................      454,000    (1,423,000)
        Deferred ................................      249,728        66,235
      Provision for amortization ................          594         2,378
      Realized investment gains .................     (448,959)     (488,667)
      Postretirement benefits ...................      423,161       269,811
      Reinsurance receivables ...................     (229,640)    8,149,037
      Prepaid reinsurance premiums ..............      239,454        63,374
      Amortization of deferred income ...........     (334,707)     (133,215)  -
      Other, net ................................     (198,037)   (1,248,685)
                                                  ------------  ------------

                                                    19,969,848     1,266,208
      Cash used in the change in the property
        and casualty insurance subsidiaries'
        pooling agreement .......................            -    (4,426,945)

      Cash used in the commutation of a portion
        of the reinsurance subsidiary's quota
        share agreement .........................            -   (17,806,179)
                                                  ------------  ------------

          Total adjustment ......................   19,969,848   (20,966,916)
                                                  ------------  ------------
          Net cash provided by (used in)
            operating activities ................ $ 29,378,953  $(14,558,196)
                                                  ------------  ------------

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                (Unaudited)
                                                      Nine months ended
                                                        September 30,
                                                  --------------------------
                                                      1994          1993
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed maturity securities
    held-to-maturity ............................ $(71,583,301) $          -
  Maturities of fixed maturity securities
    held-to-maturity ............................   30,108,336             -
  Purchases of fixed maturity securities
    available-for-sale (note 3) ................. (286,162,758)            -
  Maturities of fixed maturity securities
    available-for-sale ..........................  182,048,038             -
  Sales of fixed maturity securities
    available-for-sale (note 3) .................  118,688,479             -
  Sales of equity securities available-for-sale        500,000     1,043,067
  Purchases of fixed maturities .................            -   (39,881,912)
  Maturities of fixed maturities ................            -    47,732,440
  Purchases of short-term investments ...........            -  (241,374,807)
  Sales of short-term investments ...............            -   248,896,549
                                                  ------------  ------------

      Net cash (used in) provided by
        investing activities ....................  (26,401,206)   16,415,337
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................      384,962       169,885
  Dividends paid to stockholders ................   (2,626,230)   (2,576,934)
                                                  ------------  ------------

      Net cash used in financing activities .....   (2,241,268)   (2,407,049)
                                                  ------------  ------------

NET INCREASE (DECREASE) IN CASH .................      736,479      (549,908)

Cash at beginning of year .......................      675,203     2,009,512
                                                  ------------  ------------

Cash at end of quarter .......................... $  1,411,682  $  1,459,604
                                                  ============  ============

Income taxes paid ............................... $  2,887,563  $  1,958,309
Interest paid ...................................       30,372             -


See accompanying Notes to Interim Consolidated Financial Statements.

                      EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                  Notes to Interim Consolidated Financial Statements
                                     (Unaudited)

                                  September 30, 1994


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

Note 3
- - ------

The "fixed maturity securities available-for-sale" classification includes short-term investments. Purchases and sales of fixed maturity securities available-for-sale for the nine months ended September 30, 1994 reflects the rollover of money market funds.

Note 4
- - ------

Certain amounts previously reported in prior year consolidated financial statements have been reclassified to conform to current year presentation.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- - -------    Condition and Results of Operations
                                (Unaudited)

OVERVIEW

     EMC Insurance Group Inc. (the "Company"), an approximately 67 percent owned subsidiary of Employers Mutual Casualty Company ("Employers Mutual"), is an insurance holding company with operations in property and casualty insurance, reinsurance, nonstandard risk automobile insurance and excess and surplus lines insurance management. Property and casualty insurance is the most significant segment, representing 71.2 percent of consolidated premium income.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- - -------    Condition and Results of Operations, Continued
                                (Unaudited)

CONSOLIDATED RESULTS OF OPERATIONS

     Operating income before income taxes increased to $12,998,000 for the nine months ended September 30, 1994 from $4,479,000 for the same period in 1993. Operating results improved in all segments of the Company's operations, with substantial improvement occurring in the property and casualty insurance segment and the nonstandard risk automobile insurance segment.

     Net income for the nine months ended September 30, 1994 was $9,409,000 ($.90 per share) compared to $6,409,000 ($.63 per share) for the same period in 1993. Results for 1993 include $2,621,000 ($.26 per share) of income from the implementation of two new accounting standards and a change in accounting principle.

     Premiums earned increased $4,646,000 (4.0 percent) to $121,445,000 for the nine months ended September 30, 1994 from $116,799,000 for the same period in 1993. Increased premium volume in the property and casualty insurance subsidiaries and the reinsurance subsidiary was partially offset by a decline in the nonstandard risk automobile insurance subsidiary.

     Net investment income decreased $708,000 (4.4 percent) to $15,241,000 for the nine months ended September 30, 1994 from $15,949,000 for the same period in 1993. This decrease is due to a decline in invested assets resulting from the transfer of $24,853,000 to Employers Mutual during 1993 in connection with the change in the property and casualty insurance subsidiaries' pooling agreement relating to the voluntary assumed reinsurance business and the commutation of two reinsurance contracts under the reinsurance subsidiary's quota share agreement.

     Realized investment gains decreased to $449,000 for the nine months ended September 30, 1994 from $489,000 for the same period in 1993. These realized gains are primarily the result of calls and prepayments on fixed maturity securities.

     Other income increased to $335,000 for the nine months ended September 30, 1994 from $133,000 for the same period in 1993. These amounts represent the amortization of deferred income related to reserve discounting on the commutation of one of the reinsurance subsidiary's reinsurance contracts under the quota share agreement in 1993.

     Losses and expenses decreased $4,419,000 (3.4 percent) to $124,472,000 for the nine months ended September 30, 1994 from $128,891,000 for the same period in 1993. This decrease reflects improved loss experience in the property and casualty insurance subsidiaries and the nonstandard risk automobile insurance subsidiary and reduced commission expense in the reinsurance subsidiary.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- - -------    Condition and Results of Operations, Continued
                                (Unaudited)

     For the third quarter of 1994, operating income before income taxes was $4,831,000 compared to $627,000 for the same period in 1993 and $5,108,000 for the second quarter of 1994. Operating results for the third quarter of 1994 improved over the second quarter of 1994 for the reinsurance subsidiary and the nonstandard risk automobile insurance subsidiary, while the property and casualty insurance subsidiaries' operating results were not as good.

SEGMENT RESULTS

Property and Casualty Insurance

     Operating income before income taxes increased to $11,044,000 for the nine months ended September 30, 1994 from $6,116,000 for the same period in 1993. This increase reflects improved underwriting results in both the personal and the commercial lines of business. For the third quarter of 1994, operating income before income taxes was $3,202,000 compared to $1,325,000 for the same period in 1993 and $4,932,000 for the second quarter of 1994. Operating results were not as good in the third quarter of 1994 as the second quarter of 1994 due to storm losses in both the personal and the commercial lines of business.

     Premiums earned increased 5.1 percent to $86,434,000 for the nine months ended September 30, 1994 from $82,207,000 for the same period in 1993. New marketing programs that emphasize property insurance have not only contributed to this increase but have helped to highlight the subsidiaries' other products. During the first nine months of 1994, 10 states implemented rate reductions for the workers' compensation line of business ranging from .3 percent to 16.0 percent while 13 states implemented rate increases ranging from .1 percent to
12.6 percent. These rate changes have not had a material impact on 1994 production as they have been implemented at various times throughout the year and they have largely offset each other. However, production for 1995 could be negatively impacted by up to $700,000 if a 10.6 percent rate reduction currently pending with the State of Iowa is approved.

     Underwriting gain for the nine months ended September 30, 1994 was $448,000 compared to an underwriting loss of $4,250,000 for the same period in 1993. Underwriting results improved for both the personal and commercial lines of business despite an increase in catastrophe losses, which totaled $3,909,000 for the nine months ended September 30, 1994 and $2,933,000 for the same period in 1993. Reform measures implemented by several states to control costs have helped to improve the workers' compensation line of business. By monitoring this reform on a state by state basis and writing business only in states that show a potential for profit, management has been able to achieve improved results. It is currently unknown whether these improved results will continue in light of the rate reductions noted above. The commercial property and liability lines showed improved results for the first nine months of 1994 while the commercial auto line deteriorated. Although the overall results for the personal lines of business improved from 1993, the homeowners line continues to be a problem for this segment and the industry. Management continues to review the marketing and underwriting of the personal lines of business in order to improve future performance.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- - -------    Condition and Results of Operations, Continued
                                (Unaudited)

Reinsurance

     Operating income before income taxes increased to $524,000 for the nine months ended September 30, 1994 from an operating loss of $469,000 for the same period in 1993. Underwriting results improved significantly for the first nine months of 1994 while investment income declined 17.4 percent due to the transfer of $20,426,000 to Employers Mutual during 1993 in connection with the commutation of two reinsurance contracts under the quota share agreement. The decline in investment income was partially offset by the recognition of $335,000 of deferred income in 1994 related to reserve discounting on one of the commuted contracts. For the third quarter of 1994, operating income before income taxes was $986,000 compared to $581,000 for the same period in 1993 and an operating loss of $98,000 for the second quarter of 1994. The substantial increase in operating results in the third quarter of 1994 over the second quarter of 1994 is primarily due to an improvement in the actuarial estimate of the ultimate losses associated with the 1988 - 1993 accident years.

     Premiums earned increased 4.6 percent to $25,636,000 for the nine months ended September 30, 1994 from $24,505,000 for the same period in 1993. This increase reflects additional premium volume on both new and existing pro rata contracts and as well as increased participation in a voluntary pool effective January 1, 1994. The increase in premium volume was partially offset by the loss of premium income associated with a voluntary pool that was commuted by Employers Mutual in the fourth quarter of 1993 and therefore is no longer ceded to the reinsurance subsidiary. Rates for some pro rata business have gradually deteriorated as a result of the soft market, but these reductions are not expected to have a material effect on operations.

     Underwriting loss decreased 31.0 percent to $3,805,000 for the nine months ended September 30, 1994 from $5,516,000 for the same period in 1993. This decrease reflects a substantial decline in commission expense associated with a voluntary pool that was commuted by Employers Mutual in the fourth quarter of 1993. Overall, loss experience remained fairly constant despite a significant decline in catastrophe losses, which totaled $1,779,000 for the nine months ended September 30, 1994 and $4,568,000 for the same period in 1993. Underwriting results for the first nine months of 1994 reflect one large catastrophe loss of $1,000,000 on the Los Angles earthquake while results for the same period in 1993 reflect catastrophe losses of $1,000,000 on east coast storms, $546,000 on the Midwest floods and $1,348,000 of development on Hurricane Andrew and New England storms. The decline in catastrophe losses during the first nine months of 1994 was offset by approximately $900,000 of crop hail losses, $550,000 of loss associated with the settlement of a large claim and additional losses associated with increased premium volume.

     Underwriting results for the fourth quarter of 1994 will be adversely impacted by severe hail storms that occurred in several Midwest states. These losses are expected to range between $750,000 and $1,000,000.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- - -------    Condition and Results of Operations, Continued
                                (Unaudited)

Nonstandard Risk Automobile Insurance

     Operating income before income taxes increased to $1,213,000 for the nine months ended September 30, 1994 from an operating loss of $1,088,000 for the same period in 1993. This increase reflects favorable development on prior year reserves, improved loss experience and rate increases that were implemented in all states during the later part of 1993 and the first part of 1994. For the third quarter of 1994, operating income before income taxes was $558,000 compared to a loss of $1,272,000 for the same period in 1993 and a profit of $238,000 in the second quarter of 1994. Second quarter results for 1994 were impacted by an increase in the frequency and severity of losses.

     Premiums earned decreased 7.1 percent to $9,375,000 for the nine months ended September 30, 1994 from $10,087,000 for the same period in 1993. This decrease reflects a softening of underwriting standards in the standard market, a decline in renewal business caused by the rate increases implemented and rate competition in the nonstandard market.

     Underwriting gain for the first nine months of 1994 was $310,000 compared to an underwriting loss of $2,019,000 for the same period in 1993. This significant improvement is primarily the result of a decline in storm related losses and favorable development on prior year reserves. In addition, current operations have benefited from the rate increases implemented and a more seasoned book of business. Profitable underwriting results in the future are likely to be more dependent upon successful niche marketing rather than full coverage programs. Management is currently analyzing each type of coverage offered in order to determine the appropriate rate level. As a result, the company will be prepared to meet the individual needs of the consumer at a rate deemed adequate for the risks insured.

Excess and Surplus Lines Insurance Management

     Operating income before income taxes increased to $344,000 for the nine months ended September 30, 1994 from $48,000 for the same period in 1993. For the third quarter of 1994, operating income before income taxes was $114,000 compared to $8,000 for the same period in 1993 and $106,000 in the second quarter of 1994. The improvement in 1994 operations is the result of a new management plan put into effect which places more emphasis on writing excess and surplus lines business through Employers Mutual's agency force.

Parent Company

     Operating loss before income taxes decreased to $126,000 for the nine months ended September 30, 1994 from $129,000 for the same period in 1993. A decrease in operating expenses was partially offset by a decrease in investment income. For the third quarter 1994, operating loss before income taxes was $29,000 compared to $15,000 for the same period in 1993 and $70,000 for the second quarter of 1994.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- - -------    Condition and Results of Operations, Continued
                                (Unaudited)

OTHER INFORMATION

     The majority of the Company's assets are invested in fixed maturities. These investments provide a substantial amount of income which offsets underwriting losses and contributes to net earnings. As these investments mature the proceeds will be reinvested at current rates, which may be higher or lower than those now being earned; therefore, more or less investment income may be available to contribute to net earnings depending on the interest rate level.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a portion of the investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio is invested in securities with maturities that approximate the anticipated liabilities of the insurance issued. Unrealized holding losses on fixed maturity securities available-for-sale totaled $140,000 at September 30, 1994. This compares to unrealized holding gains of $279,000 at June 30, 1994 and $2,068,000 at December 31, 1993. The decrease in the market value of these investments is primarily due to higher interest rates imposed by the Federal Reserve Board during the first nine months of 1994, which caused bond values to decline. Further declines in the market value of these investments may occur if the Federal Reserve Board again raises interest rates. Since the Company does not actively trade in the bond market, such fluctuations in the market value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant.

     The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends and investment purchases.

     As of September 30, 1994, the Company had no material commitments for capital expenditures.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
- - --------  -----------------

Item 4.  Submission of Matters to a Vote of Security Holders
- - -------  ---------------------------------------------------

    (a)  Annual Meeting of Stockholders
         EMC Insurance Group Inc.
         May 25, 1994

    (b) The following seven persons were elected to serve as directors of the Company for the ensuing year:

         George C. Carpenter III                    George W. Kochheiser
         David J. Fisher                            Raymond A. Michel
         Robb B. Kelley                             Therese M. Vaughan*
         Bruce G. Kelley

         * Effective July 15, 1994, Therese M. Vaughan resigned as a director of the Company. Her resignation is due to her appointment as the Insurance Commissioner of the State of Iowa. As of November 11, 1994, a replacement has not been named.

    (c)  Items voted upon and number of votes cast:

         1.  Election of directors:
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

         THE TOTAL NUMBER OF QUALIFIED SHARES VOTED BY PROXY IS: 9,471,686
                                                                 ---------

    (d)  None.

Item 6.  Exhibits and Reports on Form 8-K
- - -------  --------------------------------

    (a)  None.

    (b) No Form 8-K was filed by the registrant during the quarter ended September 30, 1994.

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




Date:  November 11, 1994