Form 10-K405
EMC INSURANCE GROUP INC
filed 1995-03-27
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
 (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [Fee Required]

             For the Fiscal Year Ended December 31, 1994

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
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1995 was $36,799,499.

     The number of shares outstanding of the registrant's common stock, $1.00 par value, on March 1, 1995, was 10,589,368.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission on or before April 30, 1995, are incorporated by reference under Part III.

                                    PART I
                                    ------
ITEM 1.   BUSINESS.
-------   --------

GENERAL
-------

     EMC Insurance Group Inc. is an insurance holding company incorporated in Iowa in 1974. EMC Insurance Group Inc. is approximately 67 percent owned by Employers Mutual Casualty Company (Employers Mutual), a multiple-line property and casualty insurance company organized as an Iowa mutual insurance company in 1911 that is licensed in all 50 states and the District of Columbia. EMC Insurance Group Inc. and its subsidiaries are referred to herein as the "Company". Employers Mutual and all of its subsidiaries (including the Company), which collectively have assets totaling $1,289,722,903 and written premiums of $583,288,995, are referred to as the "EMC Insurance Companies".

     The Company conducts its insurance business through four business segments as follows:

                       ...............................
                       :                             :
                       :   EMC INSURANCE GROUP INC.  :
                       :.............................:
                                      :                           Excess and
Property and                          :         Nonstandard      Surplus Lines
  Casualty                            :       Risk Automobile      Insurance
 Insurance             Reinsurance    :          Insurance           Agency
      ................................:.................................
      :                     :                        :                 :
      :                     :                        :                 :
EMCASCO Insurance          EMC                 Farm and City          EMC
 Company (EMCASCO)     Reinsurance               Insurance       Underwriters,
Illinois EMCASCO         Company                  Company             Ltd.
 Insurance Company
 (Illinois EMCASCO)
Dakota Fire Insurance
 Company (Dakota Fire)


     EMCASCO was formed in Iowa in 1958, Illinois EMCASCO was formed in Illinois in 1976 and Dakota Fire was formed in North Dakota in 1957 for the purpose of writing property and casualty insurance lines. These companies are licensed to write insurance in a total of 35 states and are participants in a pooling agreement with Employers Mutual. (See "Property and Casualty Insurance
- Pooling Agreement").

     The reinsurance subsidiary was formed in 1981 to assume reinsurance business of Employers Mutual. The company assumes 95 percent of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts, and is licensed to do business in 11 states.

     The nonstandard risk automobile insurance subsidiary was purchased in 1984. The company was formed in Iowa in 1962 to write nonstandard risk automobile insurance and is licensed in 5 states.

     The excess and surplus lines insurance agency was acquired in 1985. The company was formed in Iowa in 1975 as a broker for excess and surplus lines insurance and acts as managing underwriter for such lines for several of the property and casualty pool members. (See "Property and Casualty Insurance - Pooling Agreement").


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
---------------------------------------------

     For information concerning the Company's revenues, operating income and identifiable assets attributable to each of its industry segments over the past three years, see note 9 of Notes to Consolidated Financial Statements under
Item 8 of this Form 10-K.

PROPERTY AND CASUALTY INSURANCE
-------------------------------

POOLING AGREEMENT

     The three property and casualty insurance subsidiaries of the Company and two subsidiaries of Employers Mutual (Union Insurance Company of Providence and American Liberty Insurance Company) are parties to reinsurance pooling agreements with Employers Mutual (collectively the "pooling agreement"). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business and assumes from Employers Mutual an amount equal to its participation in the pool. All losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from unaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. The aggregate participation of the Company's property and casualty insurance subsidiaries is 22 percent. Operations of the pool give rise to intercompany balances with Employers Mutual, which are settled on a quarterly basis. The investment programs and income tax liabilities of the pool participants are not subject to the pooling agreement.

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

     Prior to December 31, 1993, the parties to the pooling agreement recorded amounts assumed from the National Workers' Compensation Reinsurance Pool on a net basis. Under this approach, reserves for outstanding losses and unearned premiums were reported as liabilities under "Indebtedness to Related Party" in the Company's consolidated financial statements. Effective December 31, 1993, the parties to the pooling agreement began recording these amounts as outstanding losses and unearned premiums and restated all prior year consolidated financial statements for comparative purposes. There was no income effect from this reclassification. In connection with this gross-up of balances, amounts due from Employers Mutual increased $13,147,831 at December 31, 1993. Under the terms of the pooling agreement, these balances were settled in the first quarter of 1994.

PRINCIPAL PRODUCTS

     The Company's property and casualty insurance subsidiaries and the other parties to the pooling agreement underwrite both commercial and personal lines of insurance. The following table sets forth the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 1994. The pooling agreement is continuous but may be amended or terminated at the end of any calendar year as to any one or more parties.

                                   Percent          Percent          Percent
                                     of               of               of
Line of Business            1994    Total    1993    Total    1992    Total
----------------          --------  -----  --------  -----  --------  -----
                                        (Dollars in thousands)
Commercial Lines:
  Automobile ............ $ 91,674   17.0% $ 83,415   16.0% $ 77,102   14.9%
  Property ..............   81,358   15.1    72,743   13.9    71,856   13.9
  Workers' compensation    133,621   24.7   134,529   25.8   141,245   27.2
  Liability .............  100,844   18.7    99,976   19.1    98,029   18.9
  Other .................   13,405    2.5    11,948    2.3    11,858    2.3
                          --------  -----  --------  -----  --------  -----
   Total commercial lines  420,902   78.0   402,611   77.1   400,090   77.2
                          --------  -----  --------  -----  --------  -----
Personal Lines:
  Automobile ............   80,694   14.9    83,068   15.9    82,346   15.9
  Property ..............   38,107    7.1    36,515    7.0    35,785    6.9
  Liability .............        -      -         -      -       200      -
  Other .................       56      -        56      -        57      -
                          --------  -----  --------  -----  --------  -----
   Total personal lines    118,857   22.0   119,639   22.9   118,388   22.8
                          --------  -----  --------  -----  --------  -----
       Total ............ $539,759  100.0% $522,250  100.0% $518,478  100.0%
                          ========  =====  ========  =====  ========  =====

MARKETING

     Marketing of insurance by the parties to the pooling agreement is conducted through 18 offices located throughout the United States and approximately 2,350 independent agents. These offices maintain close contact with the local market conditions and are able to react rapidly to change. Each office employs underwriting, claims, marketing and risk improvement representatives, as well as field auditors and branch administrative technicians. The offices are supported by Employers Mutual technicians and specialists. Systems are in place to monitor the underwriting results of each office and to maintain guidelines and policies consistent with the underwriting and marketing environment in each region.

     The following table sets forth the geographic distribution of the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 1994.

                                          1994        1993        1992
                                          ----        ----        ----
    Arizona ............................   3.8%        3.7%        3.6%
    Colorado ...........................   3.3         2.8         2.7
    Illinois ...........................   6.7         6.8         7.0
    Iowa ...............................  23.0        26.2        26.7
    Kansas .............................   8.2         7.4         7.1
    Michigan ...........................   3.8         3.1         2.8
    Minnesota ..........................   5.3         5.3         5.3
    Nebraska ...........................   8.0         7.5         7.6
    North Carolina .....................   3.8         3.3         3.3
    Rhode Island .......................   3.3         3.2         2.9
    Texas ..............................   2.7         2.8         3.2
    Wisconsin ..........................   5.7         6.7         7.0
    Other * ............................  22.4        21.2        20.8
                                         -----       -----       -----
                                         100.0%      100.0%      100.0%
                                         =====       =====       =====

*  Includes all other jurisdictions, none of which accounted for more than 3%.

COMPETITION

     The property and casualty insurance business is highly competitive. The Company's property and casualty insurance subsidiaries and the other pool members compete in the United States insurance market with numerous insurers, many of which have greater financial resources. Competition in the types of insurance in which the property and casualty insurance subsidiaries are engaged is based on many factors, including the perceived overall financial strength of the insurer, premiums charged, contract terms and conditions, services offered, speed of claim payments, reputation and experience. In this competitive environment, insureds have tended to favor large, financially strong insurers and the Company faces the risk that insureds may become more selective and may seek larger and/or more highly rated insurers.

BEST'S RATING

     A.M. Best rates insurance companies based on their relative financial strength and ability to meet their contractual obligations. The "A" (Excellent) rating assigned to the Company's property and casualty insurance subsidiaries and the other pool members is based on the pool members' 1993 operating results and financial condition as of December 31, 1993. Best's reevaluates its ratings from time to time (normally on an annual basis) and there can be no assurance that the Company's property and casualty insurance subsidiaries and the other pool members will maintain their current rating in the future. Management believes that a Best's rating of "A" (Excellent) or better is important to the Company's business since many insureds require that companies with which they insure be so rated. Best's publications indicate that these ratings are assigned to companies which Best's believes have achieved excellent overall performance and have a strong ability to meet their obligations over a long period of time. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not necessarily directed toward the protection of investors.

REINSURANCE CEDED

     The parties to the pooling agreement cede insurance in the ordinary course of business for the purpose of limiting their maximum loss exposure through diversification of their risks. The pool participants also purchase catastrophe reinsurance to cover multiple losses arising from a single event.

     All major reinsurance treaties, with the exception of the pooling agreement and a boiler treaty, are on an "excess of loss" basis whereby the reinsurer agrees to reimburse the primary insurer for covered losses in excess of a predetermined amount, up to a stated limit. The boiler treaty provides for 100 percent reinsurance of the pool's direct boiler coverage written. Facultative reinsurance from approved domestic markets, which provides reinsurance on an individual risk basis and requires specific agreement of the reinsurer as to the limits of coverage provided, is purchased when coverage by an insured is required in excess of treaty capacity or where a high-risk type policy could expose the treaty reinsurance programs.

     Retention levels are adjusted according to reinsurance market conditions and the surplus position of Employers Mutual. The intercompany pooling arrangement aids efficient buying of reinsurance since it allows for higher retention levels and correspondingly decreased dependence on the reinsurance marketplace.

     A summary of the reinsurance treaties benefiting the parties to the pooling agreement follows:

   Type of Coverage               Retention               Limits
   ----------------               ---------               ------
   Property per risk ........... $2,000,000     100 percent of $18,000,000
   Property catastrophe ........ $9,000,000      95 percent of $51,000,000
   Casualty .................... $2,000,000     100 percent of $44,000,000
   Umbrella .................... $5,000,000     100 percent of $ 5,000,000
   Fidelity .................... $  500,000     100 percent of $ 3,500,000
   Surety ...................... $  500,000     100 percent of $ 5,300,000
   Boiler ...................... $        0     100 percent of $50,000,000

     Although reinsurance does not discharge the original insurer from its primary liability to its policyholders, it is the practice of insurers for accounting purposes to treat reinsured risks as risks of the reinsurer.The primary insurer would only reassume liability in those situations where the reinsurer is unable to meet the obligations it assumed under the reinsurance agreements. The collectability of reinsurance is subject to the solvency of the reinsurers.

     The major participants in the pool members' reinsurance programs are presented below. The percentages represent the reinsurers' share of the total reinsurance protection under all coverages. Each type of coverage is purchased in layers, and an individual reinsurer may participate in more than one coverage and at various layers within these coverages. The property per risk, property catastrophe and casualty reinsurance programs are handled by a reinsurance intermediary (broker). The reinsurance of those programs is syndicated to approximately 90 domestic and foreign reinsurers.

                                                         Percent
                                                        of Total      1994
Property per risk, property                            Reinsurance   Best's
catastrophe and casualty coverages:                     Protection   Rating
-----------------------------------                    -----------   ------
Underwriters at Lloyd's of London ....................     22.0%       (1)
Insurance Company of North America ...................      7.2         A-
Prudential Reinsurance Company .......................      6.2         A
NAC Reinsurance Corporation ..........................      3.4         A
Hartford Fire Insurance Company ......................      3.1         A+
Hannover Ruckversicherung AG .........................      3.0        (2)
AXA Reinsurance Company ..............................      2.5         A

Umbrella coverage:
------------------
General Reinsurance Corporation ......................    100.0         A++

Fidelity and surety coverages:
------------------------------
Allstate Insurance Company ...........................     42.0         A-
Kemper Reinsurance Company ...........................     20.0         A-
Signet Star Reinsurance Company ......................     20.0         A
Winterthur Reinsurance Corporation of America ........     18.0         A

Boiler coverage:
----------------
Hartford Steam Boiler Inspection and Insurance Company    100.0         A+

(1) Not rated; however, the individual members of the Lloyd's organization are required to pledge their entire net worth toward the satisfaction of their liabilities. In response to reported losses of $3.8 billion, $4.2 billion, $4.9 billion and $1.5 billion (estimated) in 1989, 1990, 1991 and 1992, respectively, Lloyd's has developed a business plan to improve its profitability. The plan is described in detail in the "Rowland" report published by Lloyd's in April, 1993 and Lloyd's began implementation of the plan in 1994. For the 1993 underwriting year, Chatset (a publication that is considered a guide to syndicate run-offs) is predicting an overall profit of $1.2 billion for Lloyds.

    In addition, standing behind the means of individual members is the Lloyd's Central Fund. This fund is considered by Lloyd's to be a safety net, whereby Lloyd's membership as a whole can be compelled to make up deficiencies caused by individual names defaulting. Currently, there are significant earmarkings against the Central Fund for these deficiencies. There is also a multi-billion dollar trust fund to secure Lloyd's obligations to United States policyholders which applies on a several, not joint basis, to each syndicate's obligations for U.S. business. As of January 31, 1995, the amount in the Lloyd's American Trust Fund is
    $10.9 billion.

(2) Not rated.

     Premiums ceded by all parties to the pooling agreement and by the Company's property and casualty insurance subsidiaries for the year ended December 31, 1994 are presented below. Each type of reinsurance coverage is purchased in layers, and an individual reinsurer may participate in more than one coverage and at various layers within these coverages. Since each layer of each coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer's overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives.

                                                          Premiums Ceded By
                                                       ------------------------
                                                                     Property
                                                        All Pool   and Casualty
Reinsurer                                                Members   Subsidiaries
---------                                              ----------- ------------
General Reinsurance Corporation ...................... $ 2,789,369 $    613,662
Underwriters at Lloyd's of London ....................   1,845,726      406,060
Hartford Steam Boiler Inspection and Insurance Company   1,208,938      265,966
Hartford Fire Insurance Company ......................     751,492      165,328
AXA Reinsurance Company ..............................     537,038      118,148
PMA Reinsurance Corporation ..........................     503,346      110,736
American Reinsurance Company .........................     454,115       99,905
NAC Reinsurance Corporation ..........................     403,359       88,739
Prudential Reinsurance Company .......................     346,385       76,205
Hannover Ruckversicherung AG .........................     333,774       73,430
Other Reinsurers .....................................   5,276,408    1,160,810
                                                       ----------- ------------
   Total ............................................. $14,449,950 $  3,178,989
                                                       =========== ============

     The parties to the pooling agreement also cede reinsurance on both a voluntary and a mandatory basis to state and national organizations in connection with various workers' compensation and assigned risk programs and to private organizations established to handle large risks. Premiums ceded by all parties to the pooling agreement and by the Company's property and casualty insurance subsidiaries for the year ended December 31, 1994 are presented below.

                                                          Premiums Ceded By
                                                       ------------------------
                                                                     Property
                                                        All Pool   and Casualty
Reinsurer                                                Members   Subsidiaries
---------                                              ----------- ------------
Wisconsin Compensation Rating Bureau ................. $ 9,925,061 $  2,183,514
National Workers' Compensation Reinsurance Pool ......   9,313,774    2,049,030
Improved Risk Mutual .................................   4,848,249    1,066,615
North Carolina Reinsurance Facility ..................   1,400,527      308,116
Other Reinsurers .....................................     472,072      103,855
                                                       ----------- ------------
                                                       $25,959,683 $  5,711,130
                                                       =========== ============

     In formulating reinsurance programs, Employers Mutual is selective in its choice of reinsurers. Employers Mutual selects reinsurers on the basis of financial stability and long-term relationships, as well as price of the coverage. Reinsurers are generally required to have a Best's rating of "A-" or higher and policyholders' surplus of $50,000,000 ($100,000,000 for casualty reinsurance).

     For information concerning amounts due the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums and the effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, see "Property and Casualty Insurance Subsidiaries, Reinsurance Subsidiary and Nonstandard Risk Automobile Insurance Subsidiary - Reinsurance Ceded."

RELATIONSHIP BETWEEN NET PREMIUMS WRITTEN AND SURPLUS

     The volume of insurance which a property and casualty insurance company writes under industry standards is a multiple of its surplus calculated in accordance with statutory accounting practices. Generally, a ratio of 3 to 1 or less is considered satisfactory. The ratios of the pool members for the past three years are as follows:

                                               Year ended December 31,
                                            ------------------------------
                                            1994         1993         1992
                                            ----         ----         ----
      Employers Mutual ..................   1.28         1.33         1.32
      EMCASCO ...........................   2.18         2.51         2.56
      Illinois EMCASCO ..................   2.18         2.44         2.65
      Dakota Fire .......................   1.98         2.18         2.49
      American Liberty ..................   1.26         1.38         1.38
      Union .............................    .77         1.63         1.68

     The decrease in Union's 1994 ratio is primarily due to a significant increase in surplus resulting from the demutualization of Union in the first quarter of 1994.

OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The property and casualty insurance subsidiaries' reserve information is included in the property and casualty loss reserve development for 1994. See "Property and Casualty Insurance Subsidiaries, Reinsurance Subsidiary and Nonstandard Risk Automobile Insurance Subsidiary - Outstanding Losses and Settlement Expenses."

REINSURANCE
-----------

     The reinsurance subsidiary is a property and casualty treaty reinsurer with a concentration in property lines. The reinsurance subsidiary began its operations in 1981 with a five percent quota share assumption of Employers Mutual's assumed reinsurance business. The quota share percentage has been gradually increased over the years and since 1988 the reinsurance subsidiary has assumed a 95 percent quota share of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts. The reinsurance subsidiary receives 95 percent of all premiums and assumes 95 percent of all related losses and settlement expenses of this business. Since 1993, losses in excess of $1,000,000 per event are retained by Employers Mutual. The reinsurance subsidiary does not reinsure any of Employers Mutual's direct insurance business, nor any "involuntary" facility or pool business that Employers Mutual assumes pursuant to state law. In addition, the reinsurance subsidiary is not liable for credit risk in connection with the insolvency of any reinsurers of Employers Mutual.

MARKETING

     Operations for the last two years reflect a shift from catastrophe excess of loss business to pro rata business. During 1995, more emphasis will be placed on writing excess of loss business in non-hurricane prone areas and on increasing participation on existing contracts that have favorable terms. Pro rata business will continue to be written, but the focus will be on properly structured regional accounts rather than large national accounts. This gradual movement towards excess of loss business is prompted by a deterioration of pro rata rates and a greater control over the pricing of excess of loss business.

COMPETITION

     The reinsurance marketplace is very competitive. Employers Mutual competes in the global reinsurance market with numerous reinsurers, many of which have greater financial resources. In this competitive environment, reinsurance brokers have tended to favor large, financially strong reinsurers who are able to provide "mega" line capacity for all lines of business. The Company faces the risk that reinsurance brokers may become more selective and may seek larger and/or more highly rated reinsurers.

REINSURANCE CEDED

     The reinsurance subsidiary has an aggregate excess of loss treaty with Employers Mutual which provides protection from a large accumulation of retentions resulting from multiple catastrophes in any one calendar year. The coverage provided is $2,000,000 excess of $2,500,000 aggregate losses retained, excess of $200,000 per event. Maximum recovery is limited to $4,000,000 per accident year. The reinsurance subsidiary recovered $0, $143,501 and $4,221,444 under this treaty and paid reinstatement premiums of $0, $208,470 and $744,561 in 1994, 1993 and 1992, respectively. Total premiums paid to Employers Mutual amounted to $557,842, $708,445 and $1,124,561 in 1994, 1993 and 1992, respectively.

     Effective January 1, 1995, the aggregate excess of loss treaty was amended to increase the aggregate losses retained to $3,000,000 and to decrease the maximum recovery limit to $2,000,000 per accident year.

     For information concerning amounts due the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums and the effect of reinsurance on premiums written and earned and losses and settlement expenses incurred, see "Property and Casualty Insurance Subsidiaries, Reinsurance Subsidiary and Nonstandard Risk Automobile Insurance Subsidiary - Reinsurance Ceded."

OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The reinsurance subsidiary's reserve information is included in the property and casualty loss reserve development for 1994. See "Property and Casualty Insurance Subsidiaries, Reinsurance Subsidiary and Nonstandard Risk Automobile Insurance Subsidiary - Outstanding Losses and Settlement Expenses."

BEST'S RATING

     The most recent Best's Property Casualty Key Rating Guide gives the reinsurance subsidiary a "B+" (Very Good) policyholders' rating. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not necessarily directed toward the protection of investors.

NONSTANDARD RISK AUTOMOBILE INSURANCE
-------------------------------------

     The Company's nonstandard risk automobile insurance subsidiary specializes in insuring private passenger automobile risks that are found to be unacceptable in the normal automobile market.

MARKETING

     The nonstandard risk automobile insurance subsidiary is licensed in a five state area that includes Iowa, Kansas, Nebraska, North Dakota and South Dakota. Personal lines automobile policies are solicited through the American Agency System and are written for two, three or six month terms. Limits of liability are offered equal to the state financial responsibility laws. Physical damage coverages are written at normal insurance deductibles. The nonstandard risk automobile insurance subsidiary expects to begin writing business in the state of Missouri in late 1995.

     During 1994, the nonstandard risk automobile insurance subsidiary elected to emphasize profitability over premium volume and did not reduce rates in order to retain business. Production is expected to remain relatively flat in 1995 as the company will continue to emphasize profitability over market share. Profitable underwriting results in the future are likely to be more dependent upon successful niche marketing rather than full coverage programs.

COMPETITION

     The nonstandard risk marketplace is very competitive. Policies are written for relatively short periods of time and insureds search for the best rates available. Recently, the larger standard insurance companies have begun to develop rate tiers that are geared toward retaining nonstandard risk customers, rather than passing them into the nonstandard market. This additional availability in the standard market has resulted in increased competition within the nonstandard market.

REINSURANCE CEDED

     The nonstandard risk automobile insurance subsidiary has a reinsurance treaty on an excess of loss basis with Employers Mutual, which provides reinsurance for 100 percent of each loss in excess of $100,000, up to $1,000,000. Recoveries under this treaty totaled $71,567, $0 and $0 in 1994, 1993 and 1992, respectively. Premiums paid to Employers Mutual amounted to $49,659, $42,065 and $35,377 in 1994, 1993 and 1992, respectively.

    For information concerning amounts due the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums and the effect of reinsurance on premiums written and earned and losses and settlement expenses incurred, see "Property and Casualty Insurance Subsidiaries, Reinsurance Subsidiary and Nonstandard Risk Automobile Insurance Subsidiary - Reinsurance Ceded."

OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The nonstandard risk automobile insurance subsidiary's reserve information is included in the property and casualty loss reserve development for 1994.
See "Property and Casualty Insurance Subsidiaries, Reinsurance Subsidiary and Nonstandard Risk Automobile Insurance Subsidiary - Outstanding Losses and Settlement Expenses."

BEST'S RATING

     The most recent Best's Property Casualty Key Rating Guide gives the nonstandard risk automobile insurance subsidiary an "A" (Excellent) policyholders' rating. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not necessarily directed toward the protection of investors.

PROPERTY AND CASUALTY INSURANCE SUBSIDIARIES, REINSURANCE SUBSIDIARY AND
------------------------------------------------------------------------
NONSTANDARD RISK AUTOMOBILE INSURANCE SUBSIDIARY
------------------------------------------------

SERVICES PROVIDED BY EMPLOYERS MUTUAL

     Employers Mutual provides various services to all of it's subsidiaries. Such services include data processing, claims, financial, actuarial, auditing, marketing and underwriting. Costs of these services are charged to the subsidiaries outside the pooling agreement based upon a number of criteria, including usage and number of transactions. Costs not charged to these subsidiaries are charged to the pool and each pool participant shares in the total cost in proportion to its participation percentage.

STATUTORY COMBINED RATIOS

     The following table sets forth the Company's insurance subsidiaries' statutory combined ratios and the property and casualty insurance industry averages for the five years ended December 31, 1994. The combined ratios below are the sum of the following: the loss ratio, calculated by dividing losses and settlement expenses by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses by net premiums written and policyholder dividends by net premiums earned.

     Generally, if the combined ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.

                                             Year ended December 31,
                                      --------------------------------------
                                       1994    1993    1992    1991    1990
                                      ------  ------  ------  ------  ------
Property and casualty insurance
      Loss ratio ....................  67.2%   72.6%   76.1%   76.8%   73.8%
      Expense ratio .................  31.1    30.9    30.1    30.5    30.8
                                      ------  ------  ------  ------  ------
        Combined ratio ..............  98.3%  103.5%  106.2%  107.3%  104.6%
                                      ======  ======  ======  ======  ======

Reinsurance
      Loss ratio ....................  82.0%   77.7%  109.1%   82.9%   92.6%
      Expense ratio .................  30.4    33.1    34.8    36.6    37.2
                                      ------  ------  ------  ------  ------
        Combined ratio .............. 112.4%  110.8%  143.9%  119.5%  129.8%
                                      ======  ======  ======  ======  ======

Nonstandard risk automobile insurance
      Loss ratio ....................  71.5%   94.3%   92.3%   72.4%   77.8%
      Expense ratio .................  24.4    23.7    23.7    25.2    24.7
                                      ------  ------  ------  ------  ------
        Combined ratio ..............  95.9%  118.0%  116.0%   97.6%  102.5%
                                      ======  ======  ======  ======  ======

Total insurance operations
      Loss ratio ....................  70.9%   75.6%   83.4%   77.8%   78.0%
      Expense ratio .................  30.4    30.7    30.5    31.4    31.5
                                      ------  ------  ------  ------  ------
        Combined ratio .............. 101.3%  106.3%  113.9%  109.2%  109.5%
                                      ======  ======  ======  ======  ======
Property and casualty insurance
  industry averages (1)
      Loss ratio ....................  82.0%   79.5%   88.1%   81.2%   82.3%
      Expense ratio .................  27.4    27.4    27.6    27.7    27.3
                                      ------  ------  ------  ------  ------
        Combined ratio .............. 109.4%  106.9%  115.7%  108.9%  109.6%
                                      ======  ======  ======  ======  ======

(1) As reported by A.M. Best Company. The ratio for 1994 is an estimate; the actual combined ratio is not currently available.

REINSURANCE CEDED

    The following table presents amounts due to the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums as of December 31, 1994:

                                                                    1994
                                           Amount      Percent     Best's
                                        Recoverable    of Total    Rating
                                        -----------    --------    ------
Wisconsin Compensation Rating Bureau .. $ 7,507,636       44.0%      (1)
National Workers' Compensation
  Reinsurance Pool ....................   2,558,657       15.0       (1)
General Reinsurance Corporation .......     968,459        5.7        A++
Improved Risk Mutual (IRM) ............     780,179        4.6       (2)
American Re-Insurance Company .........     633,168        3.7        A+
Minnesota Workers' Compensation
  Reinsurance Association .............     480,229        2.8       (3)
North Carolina Reinsurance Facility ...     426,218        2.5       (4)
Mutual Reinsurance Bureau (MRB)........     406,627        2.4       (5)
New England Reinsurance Corporation ...     396,829        2.3       (6)
Hartford Fire Insurance Company .......     338,510        2.0        A+
Other Reinsurers ......................   2,559,569       15.0
                                        -----------    --------
      Total ........................... $17,056,081(7)   100.0%
                                        ===========    ========

(1) Amounts recoverable reflect the property and casualty insurance subsidiaries' pool participation percentage of amounts ceded to these organizations by Employers Mutual in connection with its role as "service carrier". Under these arrangements, Employers Mutual writes business for these organizations on a direct basis and then cedes 100 percent of the business to these organizations. Credit risk associated with these amounts is minimal as all companies participating in these organizations are responsible for the liabilities of such organizations on a pro rata basis.

(2) The amount recoverable reflects the property and casualty insurance subsidiaries' pool participation percentage of amounts ceded to this underwriting association by the pool members. IRM was formed to underwrite property insurance for large commercial risks and is composed of Employers Mutual and 14 other nonaffiliated property and casualty insurance companies. Each of the 15 insurance companies cede insurance to IRM and assume back a percentage of this business. Participation ranges from 3.2 percent to a maximum of 10.0 percent (Employers Mutual has a 10.0 percent share of this business). Each member company benefits from the increased capacity, as well as risk improvement and other services provided by IRM. IRM is backed by the financial strength of the 15 member companies. All of the members of IRM were assigned an "A-" (Excellent) or better rating by the most recent Best's Property Casualty Key Ratings Guide.

(3) The amount recoverable reflects the property and casualty insurance subsidiaries' pool participation percentage of amounts ceded to this association by the pool members under a reinsurance contract that provides protection for workers' compensation losses in excess of $430,000 per occurrence. Credit risk associated with this amount is minimal as all companies writing direct workers' compensation business in the state of Minnesota are responsible for the liabilities of this association on a pro rata basis.

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

(5) The amount recoverable reflects the property and casualty insurance subsidiaries' pool participation percentage of amounts ceded to this underwriting organization by Employers Mutual. MRB is composed of Employers Mutual and five other nonaffiliated mutual insurance companies. Each of the six members cede primarily property insurance to MRB and assume equal proportionate shares of this business. Each member benefits from the increased capacity provided by MRB. MRB is backed by the financial strength of the six member companies. All of the members of MRB were assigned an "A" (Excellent) or better rating by the most recent Best's Property Casualty Key Ratings Guide.

(6)  Not rated.

(7) The total amount at December 31, 1994 represented $788,174 in paid losses and settlement expenses recoverable, $14,146,874 in unpaid losses and settlement expenses recoverable and $2,121,033 in unearned premiums recoverable.

     The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred for the three years ended December 31, 1994 is presented below. Amounts for the years ended December 31, 1994 and 1993 reflect (1) the change in the property and casualty insurance subsidiaries' pooling agreement whereby effective January 1, 1993, the voluntary assumed reinsurance business written by Employers Mutual is no longer subject to cession to the pool members and (2) the amendment to the reinsurance subsidiary's quota share agreement whereby effective January 1, 1993 losses in excess of $1,000,000 per event are retained by Employers Mutual and the reinsurance subsidiary therefore no longer purchases catastrophe protection. (See notes 2 and 3 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K).

                                              Year ended December 31,
                                     ----------------------------------------
                                         1994          1993          1992
                                     ------------  ------------  ------------
Premiums written:
    Direct ......................... $143,444,388  $135,277,129  $138,829,576
    Assumed from nonaffiliates .....    5,843,091     6,636,942    16,467,613
    Assumed from affiliates ........  158,646,332   147,620,705   150,070,741
    Ceded to nonaffiliates .........   (8,890,119)  (10,701,482)  (17,721,207)
    Ceded to affiliates ............ (132,100,537) (120,898,914) (129,826,840)
                                     ------------  ------------  ------------
       Net premiums written ........ $166,943,155  $157,934,380  $157,819,883
                                     ============  ============  ============

Premiums earned:
    Direct ......................... $140,012,247  $137,141,457  $142,391,771
    Assumed from nonaffiliates .....    5,988,228     6,758,364    14,980,642
    Assumed from affiliates ........  156,839,482   148,366,487   140,442,245
    Ceded to nonaffiliates .........   (9,601,270)  (11,507,217)  (16,775,394)
    Ceded to affiliates ............ (128,409,308) (124,321,553) (133,628,977)
                                     ------------  ------------  ------------
       Net premiums earned ......... $164,829,379  $156,437,538  $147,410,287
                                     ============  ============  ============

Losses and settlement expenses
  incurred:
    Direct ......................... $113,680,306  $ 97,842,980  $112,579,261
    Assumed from nonaffiliates .....    2,774,689     6,575,099    17,415,319
    Assumed from affiliates ........  108,594,530   107,369,274   114,359,445
    Ceded to nonaffiliates .........   (3,077,305)   (5,845,414)  (16,862,082)
    Ceded to affiliates ............ (105,028,166)  (85,586,640) (105,404,110)
                                     ------------  ------------  ------------
       Net losses and settlement
         expenses incurred ......... $116,944,054  $120,355,299  $122,087,833
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

     Estimating reserves for asbestos and environmental related claims is very difficult due to the following uncertainties surrounding these types of claims: the legal definition of asbestos and environmental damage is still evolving, the assignment of responsibility varies widely by state, defense costs are often much greater than the claim costs and claims often emerge long after the policy has expired, making assignment of damages to the appropriate party and to the time period covered by a particular policy difficult. In establishing reserves for these types of claims, management monitors the relevant facts concerning each claim, the current status of the legal environment, the social and political conditions and the claim history and trends within the Company and the industry.

     Despite the inherent uncertainties of estimating insurance company loss and settlement expense reserves, management believes that the Company's reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that the Company's reserves for losses and settlement expenses at December 31, 1994 are adequate.

     The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the property and casualty insurance subsidiaries, the reinsurance subsidiary and the nonstandard risk automobile insurance subsidiary. Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements in accordance with SFAS 113. (See note 1 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.)

                                             Year ended December 31,
                                     ----------------------------------------
                                         1994          1993          1992
                                     ------------  ------------  ------------
Gross reserves for losses and
  settlement expenses, beginning
  of year .......................... $197,121,852  $215,388,865  $158,814,130

Ceded reserves for losses and
  settlement expenses, beginning
  of year ..........................   17,454,679    25,253,507    13,951,033
                                     ------------  ------------  ------------
Net reserves for losses and
  settlement expenses, beginning
  of year ..........................  179,667,173   190,135,358   144,863,097
                                     ------------  ------------  ------------
Incurred losses and
  settlement expenses:
----------------------
  Provision for insured events
    of the current year ............  123,343,829   119,896,526   116,615,951

  (Decrease) increase in provision
    for insured events of prior
    years ..........................   (6,399,775)      458,773     5,471,882
                                     ------------  ------------  ------------
      Total incurred losses and
        settlement expenses ........ $116,944,054  $120,355,299  $122,087,833
                                     ------------  ------------  ------------

                                             Year ended December 31,
                                     ----------------------------------------
Payments:                                1994          1993          1992
---------                            ------------  ------------  ------------
  Losses and settlement expenses
    attributable to insured events
    of the current year ............ $ 48,771,573  $ 47,600,851  $ 46,436,360

  Losses and settlement expenses
    attributable to insured events
    of prior years .................   59,491,875    45,508,460    53,810,715

  Payment related to the commutation
    of the reinsurance subsidiary's
    catastrophe and aggregate excess
    of loss reinsurance treaties ...     (686,962)            -             -

  Payment related to the change in
    the property and casualty
    insurance subsidiaries' pooling
    agreement ......................            -     4,373,629   (23,431,503)

  Payment related to the commutation
    of two reinsurance contracts
    under the reinsurance
    subsidiary's quota share
    agreement ......................            -    21,904,001             -

  Adjustment related to the gross-up
    of reserve amounts associated
    with the National Workers'
    Compensation Reinsurance Pool ..            -    11,436,543             -
                                     ------------  ------------  ------------
       Total payments ..............  107,576,486   130,823,484    76,815,572
                                     ------------  ------------  ------------
Net reserves for losses and
  settlement expenses, end of year    189,034,741   179,667,173   190,135,358

Ceded reserves for losses and
  settlement expenses, end of year     14,146,874    17,454,679    25,253,507
                                     ------------  ------------  ------------
Gross reserves for losses and
  settlement expenses, end of year   $203,181,615  $197,121,852  $215,388,865
                                     ============  ============  ============

     The following table shows the calendar year development of the unpaid loss and settlement expense reserves of the property and casualty insurance subsidiaries, the reinsurance subsidiary and the nonstandard risk automobile insurance subsidiary. Amounts presented are on a net basis with (i) a reconciliation of the net loss and settlement expense reserves at the end of 1992, 1993 and 1994 to the gross amounts presented in the consolidated financial statements in accordance with SFAS 113 and (ii) disclosure of the gross re-estimated loss and settlement expense reserves as of the end of 1992, 1993 and 1994 and the related re-estimated reinsurance receivables.

     Reflected in this table is (1) the increase in the reinsurance subsidiary's quota share assumption of Employers Mutual's assumed reinsurance business from 75 percent in 1987 to 95 percent in 1988, (2) the increase in the property and casualty insurance subsidiaries' collective participation in the pool from 17 percent to 22 percent in 1992, (3) the change in the pooling agreement whereby effective January 1, 1993 the voluntary reinsurance business written by Employers Mutual is no longer subject to cession to the pool members, (4) the commutation of two reinsurance contracts under the reinsurance subsidiary's quota share agreement in 1993, (5) the gross-up of reserve amounts associated with the National Workers' Compensation Reinsurance Pool at December 31, 1993 and (6) the reinsurance subsidiary's commutation of all outstanding reinsurance balances ceded to Employers Mutual under catastrophe and aggregate excess of loss reinsurance treaties related to accident years 1991 through 1993 in 1994.

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

                                                                 Year ended December 31,
                                  -------------------------------------------------------------------------------------------------
(Dollars in thousands)             1984     1985     1986     1987     1988     1989     1990     1991     1992     1993     1994
                                  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

STATUTORY RESERVES FOR LOSSES
  AND SETTLEMENT EXPENSES ...... $ 71,775   67,921   90,357  109,088  121,667  127,870  131,623  139,317  180,797  182,072  191,514

RECLASSIFICATION OF RESERVE
  AMOUNTS ASSOCIATED WITH THE
  NATIONAL WORKERS' COMPENSATION
  REINSURANCE POOL .............      949    1,028    1,561    2,378    2,911    3,855    4,338    6,830   11,364        -        -
                                 --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
STATUTORY RESERVES AFTER
  RECLASSIFICATION .............   72,724   68,949   91,918  111,466  124,578  131,725  135,961  146,147  192,161  182,072  191,514

GAAP ADJUSTMENTS:
  SALVAGE AND SUBROGATION ......     (950)  (1,130)  (1,000)    (930)    (930)    (930)  (1,203)  (1,284)  (2,026)  (1,804)  (1,799)
  STATUTORY SETTLEMENT EXPENSE
    PORTION OF POSTRETIREMENT
    BENEFIT OBLIGATION .........        -        -        -        -        -        -        -        -        -     (601)    (680)
                                  -------  -------  -------  -------  -------  ------- --------  ------- --------  -------  -------
RESERVES FOR LOSSES AND
  SETTLEMENT EXPENSES ..........   71,774   67,819   90,918  110,536  123,648  130,795  134,758  144,863  190,135  179,667  189,035

PAID (CUMULATIVE) AS OF:
  One year later ...............   34,055   27,040   25,874   23,805   34,648   42,357   42,601   30,379   77,589   58,805        -
  Two years later ..............   47,026   41,667   36,199   44,662   57,511   65,965   58,242   78,096  108,253        -        -
  Three years later ............   56,283   48,477   52,014   61,052   72,121   76,356   95,154   94,851        -        -        -
  Four years later .............   59,882   59,885   63,902   71,550   79,092  106,432  104,324        -        -        -        -
  Five years later .............   68,147   69,214   71,859   77,230  105,513  112,100        -        -        -        -        -
  Six years later ..............   72,860   75,371   76,748  101,714  108,764        -        -        -        -        -        -
  Seven years later ............   76,570   79,141   97,533  103,948        -        -        -        -        -        -        -
  Eight years later ............   78,102   96,470   99,179        -        -        -        -        -        -        -        -
  Nine years later .............   88,952   97,448        -        -        -        -        -        -        -        -        -
  Ten years later ..............   89,677        -        -        -        -        -        -        -        -        -        -

RESERVES REESTIMATED AS OF:
  End of year ..................   71,774   67,819   90,918  110,536  123,648  130,795  134,758  144,863  190,135  179,667  189,035
  One year later ...............   73,823   80,888   98,127  109,099  123,628  134,453  139,385  150,335  190,594  173,267        -
  Two years later ..............   79,445   91,452   97,465  111,212  124,011  136,972  140,764  147,388  186,543        -        -
  Three years later ............   85,566   91,927  100,437  113,588  125,957  136,902  139,421  144,340        -        -        -
  Four years later .............   86,460   95,199  104,024  116,995  127,964  137,510  139,054        -        -        -        -
  Five years later .............   88,958   99,649  107,784  119,332  128,434  136,912        -        -        -        -        -
  Six years later ..............   92,681  103,157  110,961  120,147  127,908        -        -        -        -        -        -
  Seven years later ............   95,051  106,671  111,988  120,343        -        -        -        -        -        -        -
  Eight years later ............   97,294  107,681  112,433        -        -        -        -        -        -        -        -
  Nine years later .............   97,799  108,082        -        -        -        -        -        -        -        -        -
  Ten years later ..............   98,052        -        -        -        -        -        -        -        -        -        -
                                  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
CUMULATIVE REDUNDANCY
  (DEFICIENCY) ................. $(26,278) (40,263) (21,515)  (9,807)  (4,260)  (6,117)  (4,296)     523    3,592    6,400        -
                                  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======
GROSS LOSS AND SETTLEMENT EXPENSE RESERVES - END OF YEAR (A) ........................................... $215,389  197,122  203,182
REINSURANCE RECEIVABLES ................................................................................   25,254   17,455   14,147
                                                                                                         --------  -------  -------
NET LOSS AND SETTLEMENT EXPENSE RESERVES - END OF YEAR ................................................. $190,135  179,667  189,035
                                                                                                         ========  =======  =======
GROSS RE-ESTIMATED RESERVES - LATEST (B) ............................................................... $208,938  188,412  203,182
RE-ESTIMATED REINSURANCE RECEIVABLES - LATEST ..........................................................   22,395   15,145   14,147
                                                                                                         --------  -------  -------
NET RE-ESTIMATED RESERVES - LATEST ..................................................................... $186,543  173,267  189,035
                                                                                                         ========  =======  =======
GROSS CUMULATIVE REDUNDANCY (DEFICIENCY) (A-B) ......................................................... $  6,451    8,710        -
                                                                                                         ========  =======  =======

     Underwriting results of the Company are significantly influenced by estimates of loss and settlement expense reserves. Changes in reserve estimates are reflected in operating results in the year such changes are recorded. During 1992, the property and casualty insurance subsidiaries and the nonstandard risk automobile insurance subsidiary strengthened prior year reserves on certain lines of business and the reinsurance subsidiary experienced a time lag in the reporting of assumed reinsurance business.
During 1993, the property and casualty insurance companies continued to strengthen reserves on certain lines of business while the reinsurance subsidiary experienced adverse development on losses associated with Hurricane Andrew. These reserve increases in 1992 and 1993 were partially offset by reserve decreases on other lines of business, resulting in a net increase in the provision for insured events of prior years of $5,471,882 in 1992 and $458,773 in 1993. During 1994, the reinsurance subsidiary experienced adverse development on certain contracts. These reserve increases were offset by significant reserve decreases in the property and casualty insurance subsidiaries and the nonstandard risk automobile insurance subsidiary. As a result, the provision for insured events of prior years decreased $6,399,775. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" under Item 7 of this Form 10-K.

Environmental Claims

     The Company's environmental claims activity is predominately from hazardous waste and pollution-related claims. The parties to the pooling agreement have not written primary coverage for the major oil or chemical companies; the greatest exposure arises out of commercial general liability and umbrella policies issued to municipalities during the 1970s which allegedly cover contamination emanating from closed landfills. The remaining exposure is for claims from small regional operations or local businesses involved with disposing wastes at dump sites or having pollution on their own property due to hazardous material use or leaking underground storage tanks. These insureds include small manufacturing operations, tool makers, automobile dealerships, contractors, gasoline stations and real estate developers. Claims related to misdeliveries or minor spills of petroleum products covered under properly endorsed commercial auto policies are not considered environmental claims since coverage is normally not disputed, damages are readily determinable and settlement normally occurs over a short period of time.

     The Company's reinsurance subsidiary assumes reinsurance business that has environmental exposures. At December 31, 1994, reserves for reported claims totaled $950. The reinsurance subsidiary's environmental exposures declined substantially in 1993 due to the commutation of a reinsurance contract with Employers Mutual. Outstanding losses and settlement expenses related to the commuted contract totaled $319,211 in 1992. Losses and settlement expenses incurred related to the commuted contract totaled $197,859 and $161,693 in 1993 and 1992, respectively.

     The following table presents selected data on environmental losses and settlement expenses incurred and reserves outstanding for the Company. The amounts for 1993 and 1992 have been restated to exclude claims associated with misdeliveries or minor spills of petroleum products. As a result of this restatement, incurred losses and settlement expenses decreased $189,192 and $349,122, loss and settlement expense reserves decreased $426,981 and $389,806 and the number of outstanding claims decreased 21 and 26 for the years 1993 and 1992, respectively.

                                                   Year Ended December 31,
                                              -------------------------------
                                                 1994       1993       1992
                                              ---------  ---------  ---------
Total losses incurred ....................... $ (31,616) $ 292,440  $ 199,992
Total settlement expenses incurred ..........    36,378     88,847     58,383
                                              ---------  ---------  ---------
  Total losses and settlement expenses
    incurred ................................ $   4,762  $ 381,287  $ 258,375
                                              =========  =========  =========

Loss reserves ............................... $ 257,038  $ 316,341  $ 579,770
Settlement expense reserves .................   164,626    168,615    101,524
                                              ---------  ---------  ---------
  Total loss and settlement expense reserves  $ 421,664  $ 484,956  $ 681,294
                                              =========  =========  =========
Number of outstanding claims ................        46         42         48
                                              =========  =========  =========

     The negative incurred loss amount in 1994 reflects the settlement of several claims for less than the reserves carried and a reduction in the amount of reserves carried for several other claims.

     The Company has one policyholder which has filed claims at three separate sites in connection with the transportation of hazardous waste to landfills. Another policyholder has filed claims at two separate sites related to the generation of waste disposed of at hazardous waste facilities. Included in the above table at December 31, 1994 are four pollution sites which involve multiple policyholders as follows:

                                                   Number
                   Pollution site                of claims
                   --------------                ---------
              Closed landfill ...................    6
              Closed landfill ...................    3
              Closed landfill ...................    2
              Transformer reclamation facility ..    2

    Coverage is being disputed in 44 of the 45 claims which were outstanding at December 31, 1994. The coverage disputes relate to claims involving the removal of underground storage tanks or the clean up of (i) underground storage tank sites, (ii) landfills based on ownership of the landfill or the generation of waste disposed of at landfills or (iii) insured property.

Asbestos Claims
---------------
     The Company's asbestos claim activity primarily relates to bodily injury claims where an insured has been named as one of multiple defendants covering exposure over many years.

     The Company's reinsurance subsidiary assumes reinsurance business that has asbestos related exposures. At December 31, 1994, reserves for reported claims totaled $79,666. The reinsurance subsidiary's asbestos related exposures declined substantially in 1993 due to the commutation of a reinsurance contract with Employers Mutual. Outstanding losses and settlement expenses related to the commuted contract totaled $904,834 in 1992. Losses and settlement expenses incurred related to the commuted contract totaled $226,470 and $330,653 in 1993 and 1992, respectively.

     The following table presents selected data on asbestos related losses and settlement expenses incurred and reserves outstanding for the Company:

                                                   Year Ended December 31,
                                              -------------------------------
                                                 1994       1993       1992
                                              ---------- ---------- ----------
Total losses incurred ....................... $  210,776 $  198,267 $  347,764
Total settlement expenses incurred ..........     59,750     (3,299)     7,995
                                              ---------- ---------- ----------
  Total losses and settlement expenses
    incurred ................................ $  270,526 $  194,968 $  355,759
                                              ========== ========== ==========

Loss reserves ............................... $  255,799 $   49,161 $  982,197
Settlement expense reserves .................     70,286     16,616     20,966

                                              ---------- ---------- ----------
  Total loss and settlement expense reserves  $  326,085 $   65,777 $1,003,163
                                              ========== ========== ==========

Number of outstanding claims ................         70         39         44
                                              ========== ========== ==========

     The incurred and reserve amounts for 1994 reflect a workers' compensation claim involving an employee of an insured who alleges exposure to asbestos. The insured asserts that the employee was not exposed to asbestos while in their employment. While the Company has established a loss reserve for this claim, management does not anticipate a workers' compensation award being upheld for the employee.

     The increase in the number of outstanding claims in 1994 is primarily due to an insured being named as one of serval defendants in a case involving twenty claimants who were allegedly exposed to asbestos. The Company's initial investigation failed to find a link between the claimants and our insured. Management does not expect to have a large exposure and has established nominal reserve amounts related to these claims.

     Based upon current facts, management believes the reserves established for environmental and asbestos related claims at December 31, 1994 are adequate. Although future changes in the legal and political environment may result in adjustments to these reserves, management believes any adjustments will not have a material impact on the financial condition or operations of the Company.

EXCESS AND SURPLUS LINES INSURANCE AGENCY
-----------------------------------------

     The excess and surplus lines insurance agency was acquired by the Company in 1985. Incorporated in 1974, the agency provides access to the excess and surplus lines markets through independent agents and managing general agents. The agency also functions as managing underwriter for such lines for several of the pool members and represents several major excess and surplus lines companies, including Lloyd's of London. Lines of insurance handled range from relatively straight forward property and casualty insurance to the more exotic hole-in-one, kidnap and ransom, ocean marine, aircraft and professional liability lines. Income is derived from fees and commissions and not from underwriting the risk.

INVESTMENTS
-----------

     Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that investments in all debt securities and those equity securities with readily determinable market values be classified into one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold until maturity are classified as securities held-to-maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the consolidated financial statements. Debt and equity securities that are held for current resale are classified as trading securities and are carried at market value, with unrealized holding gains and losses included in earnings. All other debt and equity securities not included in the above two categories are classified as securities available-for-sale and are carried at market value, with unrealized holding gains and losses reported as a separate component of stockholders' equity, net of tax. Adoption of this statement had no effect on the income of the Company. Unrealized holding (losses) gains on securities available-for-sale had the effect of (decreasing) increasing stockholders' equity by ($1,316,596) and $2,048,651 at December 31, 1994 and 1993, respectively, net of income taxes of $0 and $1,055,365. At December 31, 1994 and 1993, the Company had no investments classified as trading securities.

     Prior to December 31, 1993, investments in fixed maturities were carried at amortized cost and equity securities were carried at market value. Changes in the unrealized holding gains and losses resulting from the revaluation of equity securities were reported as direct increases and decreases in stockholders' equity. Unrealized holding gains and losses on fixed maturities were not recognized in the consolidated financial statements.

     The assets of the property and casualty insurance subsidiaries, the reinsurance subsidiary and the nonstandard risk automobile insurance subsidiary are primarily invested in government bonds. At December 31, 1994, approximately 82 percent of the Company's fixed maturity bonds were invested in government or government agency issued securities. Investments in bonds categorized as held-to-maturity are purchased with the intent of being held to maturity. A variety of maturities are maintained in the Company's portfolio to assure adequate liquidity. The maturity structure of bond investments is also established by the relative attractiveness of yields on short, intermediate, and long-term bonds. The Company does not invest in any high-yield debt investments (commonly referred to as junk bonds).

     The Company intends to increase its investment in equity securities during 1995. Approximately $13,500,000 of short-term funds will be reinvested in equity securities classified as available-for-sale during the first six months of 1995. The overall liquidity position of the Company will not be affected by this change.

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

     The National Association of Insurance Commissioners (NAIC) is in the process of developing model legislation to govern insurance company investments. An exposure draft was released in August of 1994 and a model law may be adopted by the NAIC in 1995. This model law is not expected to have a material impact on the operations of the Company's insurance subsidiaries.

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

     The following table shows the composition of the Company's investment portfolio (at amortized cost), by type of security, as of December 31, 1994 and 1993. In the Company's consolidated financial statements, securities held-to-maturity are carried at amortized cost; securities available-for-sale are carried at market value.

                                            Year ended December 31,
                                  --------------------------------------------
                                           1994                  1993
                                  ---------------------  ---------------------
                                    Amortized              Amortized
                                       Cost     Percent      Cost      Percent
                                  ------------  -------  ------------  -------
Securities held-to-maturity:
  Fixed maturity securities:
    United States government
      agencies and authorities .. $102,480,740    30.4%  $109,895,914    36.4%
    States and political
      subdivisions ..............   78,423,605    23.2     18,374,003     6.1
    Foreign governments .........      583,309      .2        587,060      .2
    Public utilities ............    8,622,154     2.5      8,813,202     2.9
    Corporate securities ........   13,052,550     3.9     17,050,988     5.7
    Mortgage-backed securities ..   40,487,362    12.0     36,289,456    12.0
                                  ------------  -------  ------------  -------
      Total fixed maturity
        securities ..............  243,649,720    72.2    191,010,623    63.3
                                  ------------  -------  ------------  -------
Securities available-for-sale:
  Fixed maturity securities:
    U.S. Treasury securities ....   15,835,019     4.7     26,803,980     8.9
    States and political
      subdivisions ..............   55,274,052    16.4     58,431,008    19.4
    Foreign governments .........    1,994,980      .6              -       -
    Corporate securities ........    4,250,000     1.3      7,496,245     2.5
    Other debt securities .......      454,941      .1        486,941      .2
                                  ------------  -------  ------------  -------
      Total fixed maturity
        securities ..............   77,808,992    23.1     93,218,174    31.0
                                  ------------  -------  ------------  -------
  Equity securities .............            -       -        505,000      .2
                                  ------------  -------  ------------  -------
  Short-term investments ........   16,029,426     4.7     16,729,390     5.5
                                  ------------  -------  ------------  -------
       Total investments ........ $337,488,138   100.0%  $301,463,187   100.0%
                                  ============  =======  ============  =======

     Fixed maturity securities held by the Company generally have an investment quality rating of "A" or better by independent rating agencies. The following table shows the composition of the Company's fixed maturity securities, by rating, as of December 31, 1994.

                                  Securities               Securities
                               held-to-maturity        available-for-sale
                             (at amortized cost)       (at market value)
                            ---------------------    ---------------------
                               Amount     Percent       Amount     Percent
                            ------------  -------    ------------  -------
Rating(1)
  Aaa ..................... $177,634,659    72.9%    $ 37,805,573    49.4%
  Aa ......................   29,632,708    12.2       26,852,122    35.1
  A .......................   32,412,444    13.3       10,459,216    13.7
  Baa .....................    3,471,265     1.4        1,375,485     1.8
  Ba ......................      498,644      .2                -       -
                            ------------  -------    ------------  -------
    Total fixed maturities  $243,649,720   100.0%    $ 76,492,396   100.0%
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

     The amortized cost and estimated market value of fixed maturity securities at December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                Estimated
                                                Amortized         Market
                                                  Cost            Value
                                              ------------    ------------
Securities held-to-maturity:
  Due in one year or less ................... $ 11,767,723    $ 11,920,042
  Due after one year through five years .....   83,119,839      82,556,120
  Due after five years through ten years ....   79,969,324      77,390,645
  Due after ten years .......................   28,305,472      27,544,307
  Mortgage-backed securities ................   40,487,362      39,310,374
                                              ------------    ------------
    Totals .................................. $243,649,720    $238,721,488
                                              ============    ============

Securities available-for-sale:
  Due in one year or less ................... $ 20,884,351    $ 20,896,089
  Due after one year through five years .....   16,762,627      16,297,903
  Due after five years through ten years ....   25,213,287      25,595,670
  Due after ten years .......................   14,948,727      13,702,734
                                              ------------    ------------
    Totals .................................. $ 77,808,992    $ 76,492,396
                                              ============    ============

     The mortgage-backed securities shown in the above table include $23,034,688 of securities issued by government corporations and agencies and $17,452,674 of collateralized mortgage obligations (CMOs). CMOs are securities backed by mortgages on real estate which come due at various times. The Company has attempted to minimize the prepayment risks associated with mortgage-backed securities by not investing in "principal only" and "interest only" CMOs. The CMOs that the Company has invested in are designed to reduce the risk of prepayment by providing predictable principal payment schedules within a designated range of prepayments. Investment yields may vary from those anticipated due to changes in prepayment patterns of the underlying collateral.

     Investment results of the Company for the periods indicated are shown in the following table:

                                              Year Ended December 31,
                                     ----------------------------------------
                                         1994          1993          1992
                                     ------------  ------------  ------------
Average invested assets (1) ........ $319,475,663  $306,387,058  $288,433,650
Investment income (2) ..............   20,929,680    20,779,951    21,539,597
Average yield ......................         6.55%         6.78%         7.47%
Realized investment gains .......... $    519,567  $    684,445  $    384,283

(1) Average of the aggregate invested amounts (amortized cost) at the beginning and end of the year.

(2) Investment income is net of investment expenses and does not include realized gains or provision for income taxes.

EMPLOYEES
---------
     EMC Insurance Group Inc. has no employees of its own, although approximately 12 employees of Employers Mutual perform administrative duties on a part-time basis. Otherwise, the Company's business activities are conducted by employees of Employers Mutual, the nonstandard risk automobile subsidiary, and one of the property and casualty insurance subsidiaries, which have 1,492 (plus 32 part-time), 14 (plus 1 part-time), and 60 employees, respectively.
The property and casualty insurance subsidiaries share the costs associated with the pooling agreement in accordance with their pool participation percentages. See "Property and Casualty Insurance - Pooling Agreement."

REGULATION
----------

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

     The Company's insurance subsidiaries are required to file detailed annual reports with the appropriate regulatory agency in each state where they do business based on applicable statutory regulations, which differ from generally accepted accounting principles. Their businesses and accounts are subject to examination by such agencies at any time. Since EMC Insurance Group Inc. and Employers Mutual are domiciled in Iowa, the State of Iowa exercises principal regulatory supervision, and Iowa law requires periodic examination. The Company's insurance subsidiaries are subject to examination by state insurance departments on a periodic basis as applicable law requires.

     State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer's surplus as regards policyholders be reasonable and adequate in relation to its liabilities. Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance. "Extraordinary" dividends or distributions are subject to prior approval and are defined as dividends or distributions which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis. Both Illinois and North Dakota impose restrictions which are similar to those of Iowa on the payment of dividends and distributions. At December 31, 1994, $15,513,214 was available for distribution in 1995 to EMC Insurance Group Inc. without prior approval. See note 7 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

     Under the insurance laws of all states in which the Company's insurance subsidiaries and Employers Mutual operate, insurers can be assessed up to prescribed limits for policyholder losses occasioned by the insolvency or liquidation of other insurance companies. Under these laws, the extent of any future assessments against the Company is uncertain. Most laws do provide, however, that an assessment may be excused or deferred if it would threaten a solvent insurer's financial strength. Such assessments totaled $128,576, $86,200 and $132,996 in 1994, 1993 and 1992, respectively.

     The NAIC adopted certain risk-based capital standards in 1994 for property and casualty insurance companies. Risk-based capital requirements attempt to measure minimum statutory capital needs based upon the risks in a company's mix of products and investment portfolio. The formula has been designed to help state regulators assess capital adequacy of insurance companies and identify property/casualty insurers that are in (or are perceived as approaching) financial difficulty by establishing minimum capital needs based upon the risks applicable to the operations of the individual insurer. The formula takes into consideration industry performance and individual insurer financial characteristics by examining a number of financial criteria to test its perceived levels of risk against assets available to bear such risks.

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

     The risk-based capital requirements measure three major areas of risk facing property and casualty insurers: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. The Company's insurance subsidiaries' ratio of total adjusted capital to risk-based capital at December 31, 1994 is well in excess of the minimum level required.

ITEM 2.  PROPERTIES.
-------  -----------
     Lease costs of the Company's two office facilities in West Des Moines, Iowa total approximately $73,000 and $31,000 annually. These leases expire March 31, 1998 and November 30, 1995, respectively.

     Lease costs of the Company's office facilities in Oak Brook, Illinois, and Bismarck, North Dakota, which total approximately $220,000 and $126,000 annually, are included as expenses under the pooling agreement. See "Property and Casualty Insurance - Pooling Agreement" under Item 1 of this Form 10-K.

     Expenses of office facilities owned by Employers Mutual are borne by the parties to the pooling agreement, less the rent received from the space used and paid for by non-insurance subsidiaries and outside tenants. Expenses totaling $1,714,082, $1,784,868 and $1,699,591 for the three years ended December 31, 1994, 1993 and 1992, respectively, were charged to the pool in connection with the rental of 229,770 and 63,450 square feet located in Des Moines and Ames, Iowa.

ITEM 3.  LEGAL PROCEEDINGS.
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

     None.

                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------  -------------------------------------------------
         STOCKHOLDER MATTERS.
         --------------------

     The Company's common stock is traded on the NASDAQ National Market System under the symbol EMCI.

     The following table shows the range of high and low bid quotations and dividends paid for each quarter within the two most recent years.


                            1994                           1993
                 ----------------------------  ----------------------------
                   High      Low    Dividends    High      Low    Dividends
                 -------  -------   ---------  -------  -------   ---------

1st Quarter      $ 9 3/4  $ 8 1/2     $.13     $10 3/4  $ 8         $.13
2nd Quarter       10        8 1/2      .13      11 1/4    9 1/2      .13
3rd Quarter        9 1/2    8 1/2      .13      10 1/4    9 1/4      .13
4th Quarter       10 3/4    8 3/4      .13      10 1/4    8 3/4      .13
At December 31     9 1/2                         9 1/2

     On March 6, 1995, there were approximately 791 holders of record of the Company's common stock.

     There are certain regulatory restrictions relating to the payment of dividends by the Company's insurance subsidiaries (see note 7 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). It is the present intention of the Company's Board of Directors to declare quarterly cash dividends.

     A dividend reinvestment and common stock purchase plan provides stockholders with the option of receiving additional shares of common stock instead of cash dividends. Participants may also purchase additional shares of common stock without incurring broker commissions by making optional cash contributions to the Plan. See note 14(c) of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K. During 1994 and 1993, Employers Mutual elected to receive 50 percent of its dividends in common stock under this plan.

ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------
                                           Year ended December 31,
                                 --------------------------------------------
                                   1994     1993     1992     1991     1990
                                 -------- -------- -------- -------- --------
                                   (In thousands, except per share amounts)

Insurance premiums earned ...... $164,829 $156,438 $147,410 $113,419 $101,323
Investment income, net .........   20,930   20,780   21,540   20,202   19,884
Realized investment gains ......      520      684      384       65       48
Other income ...................      434      259        -        -        -
                                 -------- -------- -------- -------- --------
     Total revenues ............  186,713  178,161  169,334  133,686  121,255

Losses and expenses ............  168,036  169,142  168,359  123,254  110,415
                                 -------- -------- -------- -------- --------
Income before income taxes .....   18,677    9,019      975   10,432   10,840

Income taxes ...................    5,171    1,885      759    3,124    2,894
                                 -------- -------- -------- -------- --------
Income from continuing
  operations ...................   13,506    7,134      216    7,308    7,946

Income from discontinued
  operations ...................        -        -        -    1,853      319

Income from accounting changes          -    2,621        -        -        -
                                 -------- -------- -------- -------- --------
      Net income ............... $ 13,506 $  9,755 $    216 $  9,161 $  8,265
                                 ======== ======== ======== ======== ========

Earnings per common share:
  Income from continuing
    operations ................. $   1.29 $    .70 $    .02 $    .73 $    .80

  Income from discontinued
    operations .................        -        -        -      .18      .03

  Income from accounting
    changes ....................        -      .26        -        -        -
                                 -------- -------- -------- -------- --------
      Total .................... $   1.29 $    .96 $    .02 $    .91 $    .83
                                 ======== ======== ======== ======== ========

Premiums earned by segment:
  Property and casualty ........ $115,412 $109,585 $109,139 $ 78,413 $ 70,597
  Reinsurance ..................   37,256   33,324   26,615   25,009   20,696
  Nonstandard risk automobile ..   12,161   13,529   11,656    9,997   10,030
                                 -------- -------- -------- -------- --------
      Total .................... $164,829 $156,438 $147,410 $113,419 $101,323
                                 ======== ======== ======== ======== ========

Total assets ................... $387,370 $368,936 $372,807 $311,001 $296,126
                                 ======== ======== ======== ======== ========

Stockholders' equity ........... $116,727 $109,634 $100,911 $105,144 $100,615
                                 ======== ======== ======== ======== ========

Average return on equity .......    11.9%     9.3%      .2%     8.9%     8.4%
                                 ======== ======== ======== ======== ========

Book value per share ........... $  11.03 $  10.63 $   9.98 $  10.47 $  10.04
                                 ======== ======== ======== ======== ========

Dividends paid per share ....... $    .52 $    .52 $    .52 $    .52 $    .52
                                 ======== ======== ======== ======== ========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS.
         ------------------------------------

OVERVIEW

     EMC Insurance Group Inc. (the "Company"), an approximately 67 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance, reinsurance, nonstandard risk automobile insurance and excess and surplus lines insurance management. Property and casualty insurance is the most significant segment, representing 70.0 percent of consolidated premium income.

     The three property and casualty insurance subsidiaries of the Company and two subsidiaries of Employers Mutual are parties to reinsurance pooling agreements with Employers Mutual (collectively the "pooling agreement").
Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business and assumes from Employers Mutual an amount equal to its participation in the pool. All losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from unaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. The aggregate participation of the Company's property and casualty insurance subsidiaries is 22 percent. Operations of the pool give rise to intercompany balances with Employers Mutual, which are settled on a quarterly basis. The investment programs and income tax liabilities of the pool participants are not subject to the pooling agreement.

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

     The Company's reinsurance subsidiary assumes a 95 percent quota share portion of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts. The reinsurance subsidiary receives 95 percent of all premiums and assumes 95 percent of all related losses and settlement expenses of this business. Since 1993, losses in excess of $1,000,000 per event are retained by Employers Mutual. The reinsurance subsidiary does not reinsure any of Employers Mutual's direct insurance business, nor any "involuntary" facility or pool business that Employers Mutual assumes pursuant to state law. In addition, the reinsurance subsidiary is not liable for credit risk in connection with the insolvency of any reinsurers of Employers Mutual.

     The Company's nonstandard risk automobile insurance subsidiary specializes in insuring private passenger automobile risks that are found to be unacceptable in the normal automobile market.

     The excess and surplus lines insurance agency provides insurance companies with access to the excess and surplus lines markets and also functions as managing underwriter for such lines for Employers Mutual and several of the pool members.

RESULTS OF OPERATIONS

Operating results for the three years ended December 31, 1994 are as follows:

($ in thousands)                             1994        1993        1992
                                           --------    --------    --------
Premiums earned .......................... $164,829    $156,438    $147,410
Losses and settlement expenses ...........  116,944     120,355     122,088
Other expenses ...........................   51,092      48,787      46,271
                                           --------    --------    --------
Underwriting loss ........................   (3,207)    (12,704)    (20,949)
Net investment income ....................   20,930      20,780      21,540
Realized investment gains ................      520         684         384
Other income .............................      434         259           -
                                           --------    --------    --------
Operating income before income taxes ..... $ 18,677    $  9,019    $    975
                                           ========    ========    ========
Incurred losses and settlement expenses:
  Insured events of the current year ..... $123,344    $119,896    $116,616
  (Decrease) increase in provision for
    insured events of prior years ........   (6,400)        459       5,472
                                           --------    --------    --------
   Total losses and settlement expenses .. $116,944    $120,355    $122,088
                                           ========    ========    ========
Catastrophe losses ....................... $  5,487    $  8,513    $ 16,569
                                           ========    ========    ========

     Operating results before income taxes have improved significantly over the last three years. This improvement reflects a decrease in catastrophe losses and a decline in the loss and settlement expense provision for insured events of prior years. In 1994, all segments showed improved operating results, with the property and casualty insurance subsidiaries and the nonstandard risk automobile insurance subsidiary posting significant increases over 1993. Operating results for 1993 reflect greatly improved underwriting results in the property and casualty insurance subsidiaries and the reinsurance subsidiary. Operating results for 1992 were severely impacted by catastrophe losses associated with Hurricanes Andrew and Iniki.

     Premiums earned have increased steadily over the last three years despite the competitive market conditions. For the year 1994, production increases in the property and casualty insurance subsidiaries and the reinsurance subsidiary were partially offset by a production decrease in the nonstandard risk automobile insurance subsidiary. For the year 1993, production increased for the reinsurance subsidiary and the nonstandard risk automobile insurance subsidiary, while the property and casualty insurance subsidiaries remained relatively flat.

     Losses and settlement expenses have decreased over the last three years, reflecting a decline in catastrophe losses and the provision for insured events of prior years. During 1992, the property and casualty insurance subsidiaries and the nonstandard risk automobile insurance subsidiary strengthened prior year reserves on certain lines of business and the reinsurance subsidiary experienced a time lag in the reporting of assumed reinsurance business. During 1993, the property and casualty insurance subsidiaries continued to strengthen reserves on certain lines of business, while the reinsurance subsidiary experienced adverse development on losses associated with Hurricane Andrew. These reserve increases in 1992 and 1993 were partially offset by reserve decreases on other lines of business, resulting in a net increase in the Company's estimate of prior year reserves of $5,472,000 in 1992 and $459,000 in 1993. During 1994, the reinsurance subsidiary experienced adverse development on certain contracts. These reserve increases were offset by significant reserve decreases in the property and casualty insurance subsidiaries and the nonstandard risk automobile insurance subsidiary. As a result, the net decrease in the Company's prior year reserves in 1994 amounted to $6,400,000. In addition to the substantial amount of catastrophe losses incurred in 1992 and 1993, results for these years also reflect losses associated with two reinsurance contracts under the reinsurance subsidiary's quota share agreement that were commuted in 1993.

     Investment income increased in 1994 after experiencing a decrease in 1993. The decrease in 1993 is primarily due to a decline in invested assets resulting from the transfer of $24,853,000 to Employers Mutual in connection with the change in the property and casualty insurance subsidiaries' pooling agreement relating to the voluntary assumed reinsurance business and the commutation of two reinsurance contracts under the reinsurance subsidiary's quota share agreement.

     Realized gains on investments are primarily the result of calls and prepayments on fixed maturity securities.

     Other income amounts represent the amortization of deferred income related to reserve discounting on the commutation of one of the reinsurance subsidiary's reinsurance contracts under the quota share agreement in 1993.

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." Adoption of this statement had no effect on the operations of the Company.

     Effective December 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." Adoption of this statement had no effect on current disclosures as the Company did not hold or issue any derivative financial instruments at December 31, 1994.

     In 1993, the Company adopted four new accounting standards and implemented an accounting change. The net impact of these items was an increase in net income of $2,621,000 ($.26 per share). Following is a brief explanation of each item:

* Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company adopted SFAS 106 by recognizing the transition obligation as a cumulative effect adjustment to income. The Company's transition obligation amounted to $2,166,000 ($.21 per share), net of income tax benefits of $1,116,000.

* Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The Company adopted SFAS 109 as a cumulative effect adjustment to income. The Company recognized a benefit of $5,595,000 ($.55 per share), net of a valuation allowance of $1,000,000.

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

* Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 113 (SFAS 113), "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." SFAS 113 requires a gross (rather than net) balance sheet presentation for ceded reinsurance amounts and addresses the recognition of gain or loss resulting from reinsurance transactions and appropriate financial statement disclosure of reinsurance activities. Adoption of this statement had no effect on the income of the Company.

* Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 provides that investments in all debt securities and those equity securities with readily determinable market values are to be classified in one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold to maturity are classified as "securities held-to-maturity" and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the consolidated financial statements. Debt and equity securities that are held for current resale are classified as "trading securities" and are reported at market value, with unrealized holding gains and losses included in earnings. All other debt and equity securities are classified as "securities available-for-sale" and are carried at market value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax. Adoption of this statement had no effect on the income of the Company. Unrealized holding (losses) gains on securities available-for-sale had the effect of (decreasing) increasing stockholders' equity by ($1,317,000) and $2,048,000 at December 31, 1994 and 1993, respectively, net of income taxes of $0 and $1,055,000. At December 31, 1994 and 1993, the Company did not have any investments categorized as trading securities.

SEGMENT RESULTS

Property and Casualty Insurance

     Following is an overview of recent changes that have affected the operations of the property and casualty insurance subsidiaries.

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

     As previously noted, Employers Mutual voluntarily assumes reinsurance business from nonaffiliated insurance companies and cedes 95 percent of this business to the Company's reinsurance subsidiary, exclusive of certain reinsurance contracts. Prior to 1993, amounts not ceded to the reinsurance subsidiary were retained by Employers Mutual and were subject to cession to the pool members. Effective January 1, 1993, the pooling agreement was amended so that the voluntary assumed reinsurance business written by Employers Mutual is no longer subject to cession to the pool members. As a result, amounts assumed by the Company from nonaffiliates have declined from the amounts assumed in 1992. In connection with this change in the pooling agreement, the Company's liabilities decreased $4,470,000 and invested assets decreased $4,427,000. Employers Mutual reimbursed the Company $43,000 for commissions incurred to generate this business.

     Prior to December 31, 1993, the parties to the pooling agreement recorded amounts assumed from the National Workers' Compensation Reinsurance Pool on a net basis. Under this approach, reserves for outstanding losses and unearned premiums were reported as liabilities under "Indebtedness to Related Party" in the Company's consolidated financial statements. Effective December 31, 1993, the parties to the pooling agreement began recording these amounts as outstanding losses and unearned premiums and restated all prior year consolidated financial statements for comparative purposes. There was no income effect from this reclassification. In connection with this gross-up of balances, amounts due from Employers Mutual increased $13,148,000 at December 31, 1993. Under the terms of the pooling agreement, these balances were settled in the first quarter of 1994.

Operating results for the three years ended December 31, 1994 are as follows:

($ in thousands)                             1994        1993        1992
                                           --------    --------    --------
Premiums earned .......................... $115,412    $109,585    $109,139
Losses and settlement expenses ...........   77,872      79,777      82,314
Other expenses ...........................   36,606      33,621      33,994
                                           --------    --------    --------
Underwriting gain (loss) .................      934      (3,813)     (7,169)
Net investment income ....................   14,080      13,243      13,048
Realized investment gains ................      334         405         285
                                           --------    --------    --------
Operating income before income taxes ..... $ 15,348    $  9,835    $  6,164
                                           ========    ========    ========
Incurred losses and settlement expenses:
  Insured events of the current year ..... $ 84,204    $ 81,355    $ 80,900
  (Decrease) increase in provision for
    insured events of prior years ........   (6,332)     (1,578)      1,414
                                           --------    --------    --------
   Total losses and settlement expenses .. $ 77,872    $ 79,777    $ 82,314
                                           ========    ========    ========
Catastrophe losses ....................... $  4,063    $  3,372    $  4,631
                                           ========    ========    ========

     Production increases for the last three years have been hindered by rate competition and the continued shift of large commercial insureds to alternative risk mechanisms. In response to these difficult market conditions, the property and casualty insurance subsidiaries have implemented new marketing programs that emphasize property insurance. In addition to increasing the amount of property insurance written, these programs have also helped to highlight the subsidiaries' other products. Premium rate adequacy varied greatly by line of business in 1994, but overall rate adequacy improved. This improvement reflects many factors, including careful underwriting, significant reform measures implemented by several states to control the administrative costs of workers' compensation claims and internal cost management programs. During 1994, 11 states implemented rate reductions for the workers' compensation line of business ranging from .3 percent to 16.0 percent while 14 states implemented rate increases ranging from .1 percent to
12.6 percent. These rate changes did not have a material impact on 1994 production as they were implemented at various times throughout the year and they largely offset each other.

     Underwriting results have improved significantly over the last three years, primarily due to improved results in the workers' compensation line of business. Reform measures implemented by several states to control administrative costs related to workers' compensation insurance have been a major factor in this improvement. By monitoring this reform on a state by state basis and writing more business in states that show a potential for profit, management has been able to achieve improved results. Underwriting results for 1994 reflect a net decline of $6,332,000 in the estimate of prior year loss reserves. This decline reflects savings associated with the reform measures noted above. Underwriting results for 1993 and 1992 were negatively impacted by reserve strengthening in the workers' compensation line of business related to greater than expected increases in the price and usage of drugs, medical durables and medical services. Results for 1992 also reflect $1,427,000 of underwriting losses associated with the voluntary assumed reinsurance business written by Employers Mutual that effective January 1, 1993 is no longer subject to cession to the pool members.

      Investment income increased in each of the last three years. The large increase in 1994 reflects interest income earned on $13,148,000 received from Employers Mutual in connection with the gross-up of reserve amounts associated with the National Workers' Compensation Reinsurance Pool in 1993.

Reinsurance

     Following is an overview of recent changes that have affected the operations of the reinsurance subsidiary.

     Effective January 1, 1993, the quota share agreement was amended so that losses in excess of $1,000,000 per event are retained by Employers Mutual.
The reinsurance subsidiary pays an annual override commission to Employers Mutual for this additional protection, which totaled $2,095,000 in 1994 and $1,809,000 in 1993. The reinsurance subsidiary also pays for 95 percent of the outside reinsurance protection Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business. This cost is recorded as a reduction to the premiums received by the reinsurance subsidiary and amounted to $2,563,000 and $2,867,000 in 1994 and 1993, respectively. Employers Mutual retained losses and settlement expenses totaling $7,020,000 in 1994 and $615,000 in 1993 under this agreement. In conjunction with this amendment to the quota share agreement, the reinsurance subsidiary terminated its catastrophe reinsurance contracts with Employers Mutual and other nonaffiliated reinsurers. Effective January 1, 1993, the reinsurance subsidiary no longer cedes reinsurance to nonaffiliated reinsurers and only cedes reinsurance to Employers Mutual under an aggregate "excess of loss" treaty.

     Effective June 30, 1993, Employers Mutual commuted the portion of the quota share agreement that pertained to a casualty pool that is in a run-off position. In connection with this change in the quota share agreement, the Company's liabilities decreased $19,783,000 and invested assets decreased $17,806,000. The reserve discount amount of $1,977,000 was recorded as deferred income and is being amortized into operations over the estimated settlement period of the reserves, which is ten years. The amount recognized as income totaled $434,000 in 1994 and $259,000 in 1993.

     Effective October 31, 1993, Employers Mutual commuted the portion of the quota share agreement that pertained to a voluntary pool that handled large "highly protected" risks. In connection with this change in the quota share agreement, the Company's liabilities decreased $3,827,000 and invested assets decreased $2,620,000. Employers Mutual reimbursed the Company $1,207,000 for commissions incurred to generate this business. No reserve discount was calculated as this business involved short-tail property coverage.

      During 1994, the reinsurance subsidiary commuted all outstanding reinsurance balances ceded to Employers Mutual under catastrophe and aggregate excess of loss reinsurance treaties related to accident years 1991 through 1993. In connection with these commutations, the Company's assets and liabilities increased $687,000. There was no income effect from these commutations.

      The reinsurance subsidiary has an aggregate excess of loss treaty with Employers Mutual which provides protection from a large accumulation of retentions resulting from multiple catastrophes in any one year. The coverage provided is $2,000,000, excess of $2,500,000 aggregate loss retained, excess of $200,000 per event. Maximum recovery is limited to $4,000,000 per accident year. The reinsurance subsidiary recovered $0, $144,000 and $4,221,000 under this treaty and paid reinstatement premiums of $0, $280,000 and $745,000 in 1994, 1993 and 1992, respectively. Total premiums paid to Employers Mutual amounted to $558,000, $708,000 and $1,125,000 in 1994, 1993 and 1992,
respectively.

Operating results for the three years ended December 31, 1994 are as follows:

($ in thousands)                               1994       1993       1992
                                             --------   --------   --------
Premiums earned ............................ $ 37,256   $ 33,324   $ 26,615
Losses and settlement expenses .............   30,565     27,872     29,047
Other expenses .............................   11,408     11,492      9,472
                                             --------   --------   --------
Underwriting loss ..........................   (4,717)    (6,040)   (11,904)
Net investment income ......................    5,354      6,090      6,763
Realized investment gains ..................      116        201         52
Other income ...............................      434        259          -
                                             --------   --------   --------
Operating income (loss) before income taxes  $  1,187   $    510   $ (5,089)
                                             ========   ========   ========
Incurred losses and settlement expenses:
  Insured events of the current year ....... $ 29,270   $ 25,359   $ 25,608
  Increase in provision for insured
    events of prior years ..................    1,295      2,513      3,439
                                             --------   --------   --------
   Total losses and settlement expenses .... $ 30,565   $ 27,872   $ 29,047
                                             ========   ========   ========
Catastrophe losses ......................... $  1,424   $  5,141   $ 11,609
                                             ========   ========   ========

     Premiums earned have increased steadily over the last three years. Under the terms of the amended quota share agreement with Employers Mutual, the amounts for 1994 and 1993 reflect a reduction of $2,836,000 and $2,439,000, respectively, related to the reinsurance subsidiary's payment of 95 percent of the cost of the reinsurance protection purchased by Employers Mutual to protect itself from catastrophic losses. Prior to 1993, the reinsurance subsidiary purchased its own catastrophe protection. Premiums earned for 1992 reflect $6,481,000 in premiums ceded (including $3,149,000 of reinstatement premiums) to Employers Mutual and other nonaffiliated reinsurers for this catastrophe protection. Operations for 1994 and 1993 reflect a shift from catastrophe "excess of loss" business to "pro rata" business. Premiums earned for 1994 reflect an increased participation in a voluntary pool and additional premium volume on new and existing pro rata contracts. Rates for pro rata business deteriorated somewhat during 1994 due to competitive market conditions at the primary company level.

     Underwriting results have improved significantly over the last three years, primarily due to a decline in catastrophe losses. The large decrease in catastrophe losses in 1994 was partially offset by an increase in crop hail losses and a deterioration of results in the pro rata business. Incurred losses for the last three years reflect adverse development on prior year losses. The large amount in 1992 is primarily due to a time lag in the reporting of assumed reinsurance business. This time lag did not have a material effect on the underwriting results of the reinsurance subsidiary since the premium income associated with this business was recorded at the same time as the losses. The adverse development experienced in 1993 primarily relates to losses associated with Hurricane Andrew. Results for 1993 and 1992 reflect $1,678,000 and $2,246,000, respectively, of underwriting losses associated with two reinsurance contracts that were commuted in 1993.

     Expenses for 1994 and 1993 include $2,095,000 and $1,809,000, respectively, of commissions paid to Employers Mutual in connection with the $1,000,000 cap on catastrophe losses under the amended quota share agreement.

     The large decline in investment income in 1994 and 1993 is primarily attributable to the transfer of $20,426,000 to Employers Mutual during 1993 in connection with the commutation of two reinsurance contracts. This decline in investment income was partially offset by the recognition of deferred income totaling $434,000 in 1994 and $259,000 in 1993 related to reserve discounting on one of the commuted contracts.

     Due to poor underwriting results achieved over the last several years, four large national pro rata contracts with approximately $3,500,000 of earned premium were cancelled effective December 31, 1994. As a result of these cancellations, earned premiums for 1995 are expected to remain relatively flat. During 1995, more emphasis will be placed upon writing excess of loss business in non-hurricane prone areas and increasing participation on existing contracts that have favorable terms. Pro rata business will continue to be written, but the focus will be on properly structured regional accounts rather than large national accounts. This gradual movement towards excess of loss business is prompted by the continued deterioration of pro rata rates and a greater control over the pricing of excess of loss business.

Nonstandard Risk Automobile Insurance

Operating results for the three years ended December 31, 1994 are as follows:

($ in thousands)                               1994        1993        1992
                                             --------    --------    --------
Premiums earned ............................ $ 12,161    $ 13,529    $ 11,656
Losses and settlement expenses .............    8,507      12,706      10,727
Other expenses .............................    3,160       3,366       2,922
                                             --------    --------    --------
Underwriting gain (loss) ...................      494      (2,543)     (1,993)
Net investment income ......................    1,152       1,166       1,179
Realized investment gains ..................       75         109          47
                                             --------    --------    --------
Operating income (loss) before income taxes  $  1,721    $ (1,268)   $   (767)
                                             ========    ========    ========
Incurred losses and settlement expenses:
  Insured events of the current year ....... $  9,870    $ 13,182    $ 10,108
  (Decrease) increase in provision for
    insured events of prior years ..........   (1,363)       (476)        619
                                             --------    --------    --------
   Total losses and settlement expenses .... $  8,507    $ 12,706    $ 10,727
                                             ========    ========    ========
Catastrophe losses ......................... $      -    $      -    $    329
                                             ========    ========    ========

     The nonstandard risk marketplace is very competitive. Policies are written for relatively short periods of time and insureds continually search for the most attractive rates. In response to favorable results achieved in prior years, the company began increasing market share in 1992 by offering more competitive rates. The company experienced adverse selection in this new business as the standard market began to accept more of the marginal risks during this same time period. As a result, losses associated with this new business exceeded the premiums received.

     Premiums earned declined in 1994 as the company elected to emphasize profitability over premium volume and did not reduce rates in order to retain business. Recently, the larger standard companies have begun to develop rate tiers that are geared toward retaining nonstandard risk customers, rather than passing them into the nonstandard market. This additional availability in the standard market has resulted in increased competition in the nonstandard market. Production for 1995 is expected to remain relatively flat as the company will continue to emphasize profitability over market share. The company expects to begin writing business in the state of Missouri in late 1995 which should help to offset any production decreases experienced in existing markets.

     Underwriting results for 1994 reflect improved loss experience, favorable development on prior year loss reserves and rate increases that were implemented in all states during the later part of 1993 and the first part of 1994. Results for 1992 and 1993 were negatively impacted by increased loss frequency and severity associated with a new book of business and a strengthening of loss and settlement expense reserves. During 1992, this reserve strengthening was primarily directed toward prior year claims. During 1993, the reserve strengthening was primarily directed toward current year claims in response to increased loss frequency and severity on the new book of business. Profitable underwriting results in the future are likely to be more dependent upon successful niche marketing, rather than full coverage programs. The company is prepared to meet the needs of its consumers by offering selected coverages at prices deemed adequate for the risks insured.

  Investment income has declined slightly over the last three years. This decline is due to reduced interest rates available for current investments.

Excess and Surplus Lines Insurance Management Agency

     Operating income before income taxes increased to $505,000 in 1994 from $103,000 in 1993 and $496,000 in 1992. The improvement in 1994 is the result of a new management plan put into effect which places more emphasis on writing excess and surplus lines business through Employers Mutual's agency force. Operating results for 1993 and 1992 were negatively impacted by the termination of business with a large agency that had previously represented over 50 percent of this segment's volume.

Parent Company

     Operating loss before income taxes decreased to $84,000 in 1994 from $161,000 in 1993 and a profit of $171,000 in 1992. The improvement in 1994 reflects a decline in operating expenses and an increase in investment income. The large decline in 1993 reflects a substantial reduction in investment income. Invested assets decreased in 1993 due to a capital contribution made to the reinsurance subsidiary in 1992 and a reduction in the amount of dividends received from the insurance company subsidiaries.

LOSS AND SETTLEMENT EXPENSE RESERVES

     Loss and settlement expense reserves are the Company's largest liability. Management continually reviews these reserves using a variety of statistical and actuarial techniques to analyze claim costs, frequency and severity data, and social and economic factors. Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss and the settlement of the loss. During the loss settlement period, additional facts regarding individual claims become known, and accordingly, it often becomes necessary to refine and adjust the estimates of liability on a claim. Changes in reserve estimates are reflected in operating results in the year such changes are recorded.

     Estimating asbestos and environmental related reserves is very difficult due to the following uncertainties surrounding these types of claims: the legal definition of asbestos and environmental damage is still evolving, the assignment of responsibility varies widely by state, defense costs are often much greater than the claim costs and claims often emerge long after the policy has expired, making assignment of damages to the appropriate party and to the time period covered by a particular policy difficult. In establishing reserves for these types of claims, management monitors the relevant facts concerning each claim, the current status of the legal environment, the social and political conditions and the claim history and trends within the Company and the industry.

     Over the last several years, the Company's financial results have not been materially affected by losses associated with environmental and asbestos claims. The Company's environmental claims activity is predominately from hazardous waste and pollution-related claims. The parties to the pooling agreement have not written primary coverage for the major oil or chemical companies; the greatest exposure arises out of commercial general liability and umbrella policies issued to municipalities during the 1970s which allegedly cover contamination emanating from closed landfills. The remaining exposure is for claims from small regional operations or local businesses involved with disposing wastes at dump sites or having pollution on their own property due to hazardous material use or leaking underground storage tanks. These insureds include small manufacturing operations, tool makers, automobile dealerships, contractors, gasoline stations and real estate developers.

     The Company's asbestos claims activity is predominately from insureds that have been named as one of multiple defendants covering exposure over many years. The Company has not found any evidence of injury as a result of exposure to the Company's insured's products during the policy periods.

     During 1994, Congress debated potential reforms to the "Superfund" law which included a new tax on commercial lines insurance companies. This tax would have been used to fund clean-up costs and settle lawsuits between potentially responsible parties and their insurers. This legislation was not successful in 1994 and it is currently unknown whether similar legislation will be introduced in 1995.

LIQUIDITY AND INVESTMENTS

     The Company maintains a portion of the investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio is invested in securities with maturities that approximate the anticipated liabilities of the insurance issued. Net unrealized holding losses on fixed maturity securities available-for-sale totaled $1,317,000 at December 31, 1994. This compares to net unrealized holding gains of $3,134,000 at December 31, 1993. The decrease in the market value of these investments is primarily due to higher interest rates imposed by the Federal Reserve Board during 1994, which caused bond values to decline. Further declines in the market value of these investments may occur if the Federal Reserve Board again raises interest rates. Since the Company does not actively trade in the bond market, such fluctuations in the market value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant. A valuation allowance related to the tax benefits associated with these unrealized holding losses was established in 1994 due to the uncertainty concerning the future realization of these tax benefits.

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

     The Company intends to increase its investment in equity securities during 1995. Approximately $13,500,000 of short-term funds will be reinvested in equity securities classified as available-for-sale during the first six months of 1995. The overall liquidity position of the Company will not be affected by this change.

     The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends and investment purchases.

     During 1994, the Company generated positive cash flows from operations of $39,006,000, which included $13,148,000 related to the gross-up of reserve amounts associated with the National Workers' Compensation Reinsurance Pool, as previously noted. This compares to a negative operating cash flow of $8,794,000 in 1993, which included $24,853,000 paid to Employers Mutual in connection with the change in the property and casualty insurance subsidiaries' pooling agreement relating to the voluntary assumed reinsurance business and the commutation of two reinsurance contracts under the reinsurance subsidiary's quota share agreement. Operating cash flows of $50,826,000 in 1992 included $29,402,000 received from Employers Mutual in connection with the increase in the property and casualty insurance subsidiaries' pool participation.

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

CAPITAL RESOURCES

     As of December 31, 1994, the Company had no material commitments for capital expenditures.

     Insurance company operations require capital to support premium writings. The Company believes that its insurance company subsidiaries have sufficient capital to support their expected near-term writings. The Company's insurance agency operations do not require a large amount of capital.

     A major source of cash flows for the holding company is dividend payments from its subsidiaries. State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval. See note 7 of Notes to Consolidated Financial Statements for additional information regarding dividend restrictions. The Company collected $3,068,000, $860,000 and $3,288,000 of dividends from its insurance subsidiaries in 1994, 1993 and 1992, respectively. The Company paid cash dividends to stockholders totaling $3,511,000, $3,443,000 and $5,104,000 in 1994, 1993 and 1992, respectively. The decrease from 1992 is due to the fact that Employers Mutual received 50 percent of its dividends in common stock under the Company's dividend reinvestment and common stock purchase plan in 1994 and 1993.

IMPACT OF INFLATION

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

DEVELOPMENTS IN INSURANCE REGULATION

     The National Association of Insurance Commissioners (NAIC) adopted certain risk-based capital standards in 1994 for property and casualty insurance companies. Risk-based capital requirements attempt to measure minimum statutory capital needs based upon the risks in a company's mix of products and investment portfolio. The formula has been designed to help state regulators assess capital adequacy of insurance companies and identify property/casualty insurers that are in (or are perceived as approaching) financial difficulty by establishing minimum capital needs based upon the risks applicable to the operations of the individual insurer. The formula takes into consideration industry performance and individual insurer financial characteristics by examining a number of financial criteria to test its perceived levels of risk against assets available to bear such risks. The model act adopted by the NAIC provides a minimum level of capital at which a State Commissioner of Insurance may act to place an insurer under certain restraints or in the worst case, to place an insurer under his or her control. These risk-based capital rules are a quantitative measurement technique which purport to quantify the minimum amount of capital necessary to match the degree of financial risk. It is a method for specifying how much minimum capital an insurer must have, based on the risks it has assumed, to assure that it maintains an acceptably low probability of financial impairment.

     The risk-based capital requirements measure three major areas of risk facing property and casualty insurers: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. The Company's insurance subsidiaries' ratio of total adjusted capital to risk-based capital at December 31, 1994 is well in excess of the minimum level required.

     The NAIC is in the process of developing model legislation to govern insurance company investments. An exposure draft was released in August of 1994 and a model law may be adopted by the NAIC in 1995. This model law is not expected to have a material impact on the operations of the Company's insurance subsidiaries.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

              Management's Responsibility for Financial Reporting

     The consolidated financial statements contained in this annual report were prepared by management in conformity with generally accepted accounting principles. In preparing these financial statements, reasonable estimates and judgments have been made when necessary.

     Management is responsible for establishing and maintaining a system of internal control, designed to provide reasonable assurance as to the integrity and reliability of the financial records. The concept of reasonable assurance recognizes that there are inherent limitations in any control system and that the cost of maintaining a control system should not exceed the expected benefits to be derived therefrom. Management believes its system of internal control effectively meets its objective of reliable financial reporting.

     The Audit Committee of the Board of Directors, composed solely of outside directors, met during the year with management and the independent accountants to review and discuss audit findings and other financial and accounting matters. The independent accountants have free access to the Audit Committee, with and without management present, to discuss the results of their audit work.

     The consolidated financial statements are examined by KPMG Peat Marwick LLP, independent certified public accountants. Their report appears elsewhere in this annual report.


/s/ E. H. Creese
------------------------------------
E. H. Creese, C.P.A.
Senior Vice President, Treasurer and
Chief Financial Officer

                         Independent Auditor's Report

The Board of Directors and Stockholders
EMC Insurance Group Inc.:

     We have audited the accompanying consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMC Insurance Group Inc. and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As discussed in notes 1, 10, 11 and 13 to the consolidated financial statements, the Company changed its method of computing unearned premiums in 1993 and implemented the provisions of the Financial Accounting Standards Board's Statements No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions", No. 109, "Accounting for Income Taxes" and No. 115, "Accounting for Certain Investments in Debt and Equity Securities".


                                         /s/ KPMG Peat Marwick LLP

Des Moines, Iowa
February 20, 1995

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                           December 31,
                                                    --------------------------
                                                        1994          1993
                                                    ------------  ------------
ASSETS

Investments (note 10):
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (market value $238,721,488 and $206,305,597)  $243,649,720  $191,010,623
    Securities available-for-sale, at market value
      (amortized cost $77,808,992 and $93,218,174)    76,492,396    96,352,190
  Equity securities available-for-sale, at market
    value (cost $0 and $505,000) ..................            -       475,000
  Short-term investments, at cost .................   16,029,426    16,729,390
                                                    ------------  ------------
       Total investments ..........................  336,171,542   304,567,203

Cash ..............................................    1,258,221       675,203
Indebtedness of related party (note 4) ............            -    12,291,512
Accrued investment income .........................    5,560,633     4,835,451
Accounts receivable ...............................    1,280,550       415,215
Deferred policy acquisition costs .................    8,393,635     7,698,864
Deferred income taxes (note 11) ...................   14,190,499    13,040,693
Intangible assets, including goodwill, at cost
  less accumulated amortization of $1,674,643
  and $1,540,130 ..................................    1,883,177     2,017,690
Reinsurance receivables (note 3) ..................   14,935,048    18,477,406
Prepaid reinsurance premiums (note 3) .............    2,121,033     2,832,184
Other assets ......................................    1,575,540     2,084,102
                                                    ------------  ------------
       Total assets ............................... $387,369,878  $368,935,523
                                                    ============  ============


See accompanying Notes to Consolidated Financial Statements.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                           December 31,
                                                    --------------------------
                                                        1994          1993
                                                    ------------  ------------
LIABILITIES

Losses and settlement expenses (notes 2,3,5 and 6)  $203,181,615  $197,121,852
Unearned premiums (notes 2 and 3) .................   47,672,570    45,941,056
Other policyholders' funds ........................    3,102,609     2,854,793
Indebtedness to related party (note 4) ............      937,356             -
Income taxes payable ..............................    1,736,000       550,000
Postretirement benefits (note 13)..................    4,086,674     3,537,449
Deferred income (note 2) ..........................    1,283,662     1,717,641
Other liabilities .................................    8,642,703     7,578,963
                                                    ------------  ------------
       Total liabilities ..........................  270,643,189   259,301,754
                                                    ------------  ------------

STOCKHOLDERS' EQUITY (notes 7,8,10,14 and 15)

Common stock, $1 par value,
  authorized 20,000,000 shares;
  issued and outstanding, 10,587,629 shares
  in 1994 and 10,325,329 shares in 1993 ...........   10,587,629    10,325,329
Additional paid-in capital ........................   57,162,911    55,021,926
Unrealized holding (losses) gains on fixed
  maturity securities available-for-sale,
  net of tax ......................................   (1,316,596)    2,068,451
Unrealized holding losses on equity securities
  available-for-sale, net of tax ..................            -       (19,800)
Retained earnings .................................   50,402,812    42,319,249
Treasury stock, at cost (10,931 shares in 1994
  and 8,090 shares in 1993) .......................     (110,067)      (81,386)
                                                    ------------  ------------
       Total stockholders' equity .................  116,726,689   109,633,769
                                                    ------------  ------------
Contingent liabilities (notes 3,11 and 17)

       Total liabilities and stockholders' equity   $387,369,878  $368,935,523
                                                    ============  ============

See accompanying Notes to Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Consolidated Statements of Income

                                               Year ended December 31,
                                      ----------------------------------------
                                          1994          1993          1992
                                      ------------  ------------  ------------
REVENUES:
  Premiums earned (notes 2 and 3) ... $164,829,379  $156,437,538  $147,410,287
  Investment income, net (note 10) ..   20,929,680    20,779,951    21,539,597
  Realized investment gains (note 10)      519,567       684,445       384,283
  Other income (note 2) .............      433,979       259,217             -
                                      ------------  ------------  ------------
                                       186,712,605   178,161,151   169,334,167
                                      ------------  ------------  ------------
LOSSES AND EXPENSES:
  Losses and settlement
    expenses (notes 2,3 and 5) ......  116,944,054   120,355,299   122,087,833
  Dividends to policyholders ........    3,103,788     2,494,284     3,382,736
  Amortization of deferred
    policy acquisition costs ........   31,701,789    30,717,175    29,291,362
  Other underwriting expenses .......   16,286,206    15,575,257    13,597,179
                                      ------------  ------------  ------------
                                       168,035,837   169,142,015   168,359,110
                                      ------------  ------------  ------------
   Income before income taxes and
     cumulative effect of changes
     in accounting principles .......   18,676,768     9,019,136       975,057
                                      ------------  ------------  ------------
INCOME TAXES (note 11):
  Current ...........................    5,265,482     1,903,128     2,260,795
  Deferred ..........................      (94,441)      (18,027)   (1,501,430)
                                      ------------  ------------  ------------
                                         5,171,041     1,885,101       759,365
                                      ------------  ------------  ------------
   Income before cumulative effect of
     changes in accounting principles   13,505,727     7,134,035       215,692

CUMULATIVE EFFECT OF CHANGES
  IN ACCOUNTING PRINCIPLES FOR:
    Income taxes (note 11) ..........            -     5,595,177             -
    Postretirement benefits (note 13)            -    (2,165,900)            -
    Unearned premiums (note 1) ......            -      (807,933)            -
                                      ------------  ------------  ------------
         Net income ................. $ 13,505,727  $  9,755,379  $    215,692
                                      ============  ============  ============

See accompanying Notes to Consolidated Financial Statements.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                               Year ended December 31,
                                      ----------------------------------------
                                          1994          1993          1992
                                      ------------  ------------  ------------
EARNINGS PER COMMON SHARE:

   Income before cumulative effect of
     changes in accounting principles $       1.29  $        .70   $       .02

   Cumulative effect of changes in
     accounting principles for:
       Income taxes .................            -           .55             -
       Postretirement benefits ......            -          (.21)            -
       Unearned premiums ............            -          (.08)            -
                                      ------------  ------------  ------------
         Total ...................... $       1.29  $        .96  $        .02
                                      ============  ============  ============
Average number of shares outstanding    10,431,925    10,197,999    10,071,901
                                      ============  ============  ============

Pro forma amounts, assuming retroactive application of new method of calculating unearned premiums:

         Net income ............................... $ 10,563,312  $    344,420
                                                    ============  ============
         Earnings per common share ................ $       1.04  $        .03
                                                    ============  ============

See accompanying Notes to Consolidated Financial Statements.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

               Consolidated Statements of Stockholders' Equity

                                                 Year ended December 31,
                                         -------------------------------------
                                             1994         1993         1992
                                         -----------  -----------  -----------
Common stock, beginning of year ........ $10,325,329  $10,161,760  $10,082,675
Issuance of common stock:
    Stock option plans .................      41,694       31,252       79,085
    Dividend reinvestment plan .........     220,606      132,317            -
                                         -----------  -----------  -----------
Common stock, end of year ..............  10,587,629   10,325,329   10,161,760
                                         -----------  -----------  -----------

Additional paid-in capital,
  beginning of year ....................  55,021,926   53,507,459   52,838,624
Additional paid-in capital from
  issuance of common stock:
    Stock option plans .................     349,390      279,234      669,320
    Dividend reinvestment plan .........   1,791,595    1,211,972            -
Gain (loss) on sale of treasury stock ..           -       23,261         (485)
                                         -----------  -----------  -----------
Additional paid-in capital, end of year   57,162,911   55,021,926   53,507,459
                                         -----------  -----------  -----------

Unrealized holding gains on fixed
  maturity securities available-for-
  sale, net of tax, beginning of year ..   2,068,451            -            -
Unrealized holding (losses) gains on
  revaluation of fixed maturity
  securities available-for-sale,
  net of tax (notes 1 and 10) ..........  (3,385,047)   2,068,451            -
                                         -----------  -----------  -----------
Unrealized holding (losses) gains on
  fixed maturity securities available-
  for-sale, net of tax, end of year ....  (1,316,596)   2,068,451            -
                                         -----------  -----------  -----------


Unrealized holding losses on equity
  securities available-for-sale,
  net of tax, beginning of year ........     (19,800)    (142,000)    (326,375)
Unrealized holding gains on
  revaluation of equity securities
  available-for-sale, net of tax .......      19,800      122,200      184,375
                                         -----------  -----------  -----------
Unrealized holding losses on equity
  securities available-for-sale,
  net of tax, end of year .............. $         -  $   (19,800) $  (142,000)
                                         -----------  -----------  -----------

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                               Year ended December 31,
                                      ----------------------------------------
                                          1994          1993          1992
                                      ------------  ------------  ------------
Retained earnings, beginning of year  $ 42,319,249  $ 37,866,902  $ 42,891,128
Net income ..........................   13,505,727     9,755,379       215,692
Dividends on common stock ($.52 per
  share in 1994, 1993 and 1992):
    Cash dividends ..................   (3,510,555)   (3,443,465)   (5,103,890)
    Dividends reinvested in shares
       of common stock ..............   (1,911,609)   (1,859,567)     (136,028)
                                      ------------  ------------  ------------
Retained earnings, end of year ......   50,402,812    42,319,249    37,866,902
                                      ------------  ------------  ------------

Treasury stock at cost,
  beginning of year .................      (81,386)     (483,344)     (341,616)
Purchase of shares for the treasury        (28,681)     (126,948)     (315,749)
Sale of shares from the treasury ....            -       528,906       174,021
                                      ------------  ------------  ------------
Treasury stock at cost, end of year       (110,067)      (81,386)     (483,344)
                                      ------------  ------------  ------------
     Total stockholders' equity ..... $116,726,689  $109,633,769  $100,910,777
                                      ============  ============  ============

See accompanying Notes to Consolidated Financial Statements.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows


                                                 Year ended December 31,
                                         -------------------------------------
                                             1994         1993         1992
                                         -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................... $13,505,727  $ 9,755,379  $   215,692
                                         -----------  -----------  -----------
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
      Cumulative effect of changes in
        accounting principles, net of
        tax ............................           -   (2,621,344)           -
      Losses and settlement expenses ...   5,372,801    8,010,617   33,143,232
      Unearned premiums ................   1,731,514      650,196    4,122,176
      Other policyholders' funds .......     247,816     (840,604)     880,866
      Deferred policy acquisition costs     (694,771)     413,967   (2,189,375)
      Indebtedness of related
        party (note 4) .................  13,228,868   (8,639,436)   2,261,884
      Accrued investment income ........    (725,182)    (242,595)    (168,511)
      Accrued income taxes:
        Current ........................   1,186,000     (118,000)  (2,390,000)
        Deferred .......................     (94,441)     (18,027)  (1,501,430)
      Provision for amortization .......       4,101      (23,072)      23,660
      Realized investment gains ........    (519,567)    (684,445)    (384,283)
      Postretirement benefits ..........     549,225      255,782            -
      Reinsurance receivables ..........   3,542,358    9,389,384  (12,828,945)
      Prepaid reinsurance premiums .....     711,151      805,733     (945,813)
      Amortization of deferred income ..    (433,979)    (259,217)           -
      Other, net .......................     706,967      225,040    1,184,844
                                         -----------  -----------  -----------
                                          24,812,861    6,303,979   21,208,305
      Cash (used in) provided by the
        change in the property and
        casualty insurance subsidiaries'
        pooling agreement (note 2) .....           -   (4,426,945)  29,402,411

      Cash provided by the commutation
        of outstanding reinsurance
        balances by the reinsurance
        subsidiary (note 2) ............     686,962            -            -

      Cash used in the commutation of
        two reinsurance contracts under
        the reinsurance subsidiary's
        quota share agreement (note 2)             -  (20,425,955)           -
                                         -----------  -----------  -----------
          Total adjustment .............  25,499,823  (18,548,921)  50,610,716
                                         -----------  -----------  -----------
            Net cash provided by (used
              in) operating activities   $39,005,550  $(8,793,542) $50,826,408
                                         -----------  -----------  -----------

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                                Year ended December 31,
                                      -----------------------------------------
                                           1994          1993          1992
                                      -------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed maturity
    securities held-to-maturity ..... $ (93,131,676) $          -  $          -
  Maturities of fixed maturity
    securities held-to-maturity .....    41,099,534             -             -
  Purchases of fixed maturity
    securities available for sale ...  (193,422,946)            -             -
  Maturities of fixed maturity
    securities available-for-sale ...   208,880,152             -             -
  Sales of equity securities
    available-for-sale ..............       500,000     1,043,068             -
  Purchases of fixed maturity
    securities ......................             -  (266,682,915)(316,878,492)
  Maturities of fixed maturity
    securities ......................             -   274,909,330  270,821,880
  Net sales of short-term investments       699,964     1,420,288      797,191
  Final settlement on sale of life
    subsidiary ......................             -             -      474,356
                                      -------------  ------------ ------------
         Net cash (used in) provided
           by investing activities ..   (35,374,972)   10,689,771  (44,785,065)
                                      -------------  ------------ ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ..........       491,676       331,568      748,405
  Dividends paid to
    stockholders (note 14(c)) .......    (3,510,555)   (3,443,465)  (5,103,890)
  Purchase of treasury stock, net ...       (28,681)     (118,641)    (278,241)
                                      -------------  ------------ ------------
         Net cash used in financing
           activities ...............    (3,047,560)   (3,230,538)  (4,633,726)
                                      -------------  ------------ ------------
NET INCREASE (DECREASE) IN CASH .....       583,018    (1,334,309)   1,407,617
Cash at beginning of year ...........       675,203     2,009,512      601,895
                                      -------------  ------------ ------------
Cash at end of year ................. $   1,258,221  $    675,203 $  2,009,512
                                      =============  ============ ============

Income taxes paid ................... $   3,795,381  $  2,021,128  $ 4,650,795
Interest paid .......................        33,672             -      387,351

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

Reinsurance Ceded

     Ceded reinsurance activities are reported on the basis of Statement of Financial Accounting Standards No. 113 (SFAS 113), "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." SFAS 113 requires a gross (rather than net) balance sheet presentation for ceded reinsurance amounts and addresses the recognition of gain or loss resulting from reinsurance transactions and appropriate financial statement disclosure of reinsurance activities.

Investments

     Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that investments in all debt securities and those equity securities with readily determinable market values be classified into one of three categories: held-to-maturity, trading or available-for-sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold until maturity are classified as securities held-to-maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the consolidated financial statements. Debt and equity securities that are held for current resale are classified as trading securities and are carried at market value, with unrealized holding gains and losses included in earnings. All other debt and equity securities not included in the above two categories are classified as securities available-for-sale and are carried at market value, with unrealized holding gains and losses reported as a separate component of stockholders' equity, net of tax. Adoption of this statement had no effect on the income of the Company. Unrealized holding (losses) gains on securities available-for-sale had the effect of (decreasing) increasing stockholders' equity by ($1,316,596) and $2,048,651 at December 31, 1994 and 1993, respectively, net of income taxes of $0 and $1,055,365. At December 31, 1994 and 1993, the Company did not have any investments categorized as trading securities.

     Prior to December 31, 1993, investments in fixed maturities were carried at amortized cost and equity securities were carried at market value. Changes in unrealized holding gains and losses resulting from the revaluation of equity securities were reported as direct increases and decreases in stockholders' equity. Unrealized holding gains and losses on fixed maturities were not recognized in the consolidated financial statements.

       Short-term investments represent money market funds and are carried at cost.

 	             EMC INSURANCE GROUP INC. AND SUBSIDIARIES

     The Company's carrying value for investments is reduced to its estimated realizable value if a decline in the market value is deemed other than temporary. Such reductions in carrying value are recognized as realized losses and charged to income. Premiums and discounts on debt securities are amortized over the life of the security as an adjustment to yield using the effective interest method. Realized gains and losses on disposition of investments are included in net income. The cost of investments sold is determined on the first-in, first-out method. Included in investments at December 31, 1994 and 1993 are securities on deposit with various regulatory authorities as required by law amounting to $11,331,550 and $11,329,402, respectively.

     Effective December 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 119 (SFAS 119), "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." Adoption of this statement had no effect on current disclosures as the Company did not hold or issue any derivative financial instruments at December 31, 1994.

Pension Benefits

     Net periodic pension cost relating to the Company's employee participation in Employers Mutual's Retirement Plan is computed on the basis of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions."
It is the Company's policy to fund pension costs according to regulations provided under the Internal Revenue Code. Assets held in the plan are a mix of equity, debt and guaranteed interest securities and real estate funds.

Postretirement Benefits other than Pensions

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under SFAS 106, the cost of postretirement benefits other than pensions must be recognized on an accrual basis as employees perform services to earn the benefits. Prior to 1993, the cost of retiree health care and life insurance benefits were recognized as expenses when paid.

Postemployment Benefits

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers Accounting for Postemployment Benefits." SFAS 112 requires that the cost of certain postemployment benefits that vest or accumulate be accrued over the period of an employee's service. Adoption of this standard had no effect on the income of the Company.

Income Taxes

     The Company files a consolidated Federal income tax return with its subsidiaries. Consolidated income tax/benefit is allocated among the entities based upon separate tax liabilities.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

     Deferred income taxes are provided for temporary differences between financial statement carrying values of assets and liabilities and their respective tax bases. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and then a valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. Prior to 1993, the Company computed deferred income taxes in accordance with Statement of Financial Accounting Standards No. 96.

Earnings per Share

     Earnings per common share are computed by dividing earnings by the weighted average number of common shares outstanding during each year.

Intangible Assets

     Goodwill, which represents the excess of cost over the fair value of net assets of acquired subsidiaries, is being amortized on a straight-line basis over 25 years. The Company reviews the recoverability of the unamortized balance of goodwill on a periodic basis using discounted cash flows.

Reclassifications

     Certain amounts previously reported in prior years' consolidated financial statements have been reclassified to conform to current year presentation.

2. AFFILIATION AND TRANSACTIONS WITH AFFILIATES

Property and Casualty Insurance Subsidiaries

     The three property and casualty insurance subsidiaries of the Company and two subsidiaries of Employers Mutual are parties to reinsurance pooling agreements with Employers Mutual (collectively the "pooling agreement"). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business and assumes from Employers Mutual an amount equal to its participation in the pool. All losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from unaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. Operations of the pool give rise to intercompany balances with Employers Mutual, which are settled on a quarterly basis. The investment programs and income tax liabilities of the pool participants are not subject to the pooling agreement.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

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

     Employers Mutual voluntarily assumes reinsurance business from nonaffiliated insurance companies and cedes 95 percent of this business to the Company's reinsurance subsidiary, exclusive of certain reinsurance contracts. Prior to 1993, amounts not ceded to the reinsurance subsidiary were retained by Employers Mutual and were subject to cession to the pool members. Effective January 1, 1993, the pooling agreement was amended so that the voluntary assumed reinsurance business written by Employers Mutual is no longer subject to cession to the pool members. As a result, amounts assumed from nonaffiliates have declined from the amount's assumed in 1992. In connection with this change in the pooling agreement, the Company's liabilities decreased $4,470,204 and invested assets decreased $4,426,945. Employers Mutual reimbursed the Company $43,259 for commissions incurred to generate this business.

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

     Effective January 1, 1993, the quota share agreement was amended so that losses in excess of $1,000,000 per event are retained by Employers Mutual. The reinsurance subsidiary pays an annual override commission to Employers Mutual for this additional protection, which totaled $2,094,715 in 1994 and $1,808,527 in 1993. The reinsurance subsidiary also pays for 95 percent of the outside reinsurance protection Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business. This cost is recorded as a reduction to the premiums received by the reinsurance subsidiary and amounted to $2,563,041 in 1994 and $2,866,825 in 1993. Employers Mutual retained losses and settlement expenses totaling $7,019,772 in 1994 and $615,000 in 1993 under this agreement.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

     In conjunction with this amendment to the quota share agreement, the reinsurance subsidiary terminated its catastrophe reinsurance treaty with Employers Mutual effective January 1, 1993. This treaty paid losses in excess of $1,000,000 resulting from any one catastrophe, subject to a maximum loss of $3,000,000. Maximum recovery was limited to $6,000,000. The reinsurance subsidiary recovered $306,250 and $4,125,000 under this treaty and paid reinstatement premiums of $0 and $1,033,030 in 1993 and 1992, respectively. Total premiums paid to Employers Mutual amounted to $0 and $2,253,579 in 1993 and 1992, respectively.

     Effective June 30, 1993, Employers Mutual commuted the portion of the quota share agreement that pertained to a casualty pool that is in a run-off position. In connection with this change in the quota share agreement, the Company's liabilities decreased $19,783,037 and invested assets decreased $17,806,179. The reserve discount amount of $1,976,858 was recorded as deferred income and is being amortized into operations over the estimated settlement period of the reserves, which is ten years. The amount recognized as income totaled $433,979 in 1994 and $259,217 in 1993.

     Effective October 31, 1993, Employers Mutual commuted the portion of the quota share agreement that pertained to a voluntary pool that handles large "highly protected" risks. In connection with this change in the quota share agreement, the Company's liabilities decreased $3,827,201 and invested assets decreased $2,619,776. Employers Mutual reimbursed the Company $1,207,425 for commissions incurred to generate this business. No reserve discount was calculated as this business involved short-tail property coverage.

     During 1994, the reinsurance subsidiary commuted all outstanding reinsurance balances ceded to Employers Mutual under catastrophe and aggregate excess of loss reinsurance treaties related to accident years 1991 through 1993. In connection with these commutations, the Company's assets and liabilities increased $686,962. There was no income effect from these commutations.

     Premiums assumed by the reinsurance subsidiary from Employers Mutual amounted to $39,899,335, $34,445,978 and $34,777,710 in 1994, 1993 and 1992,
respectively. It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses it incurred in the generation of the business. Commissions paid by the reinsurance subsidiary to Employers Mutual amounted to $11,482,086, $8,979,309 and $10,242,650 in 1994, 1993 and 1992, respectively.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

     The reinsurance subsidiary has an aggregate excess of loss treaty with Employers Mutual which provides protection from a large accumulation of retentions resulting from multiple catastrophes in any one calendar year. The coverage provided is $2,000,000 excess of $2,500,000 aggregate losses retained, excess of $200,000 per event. Maximum recovery is limited to $4,000,000 per accident year. The reinsurance subsidiary recovered $0, $143,501, and $4,221,444 under this treaty and paid reinstatement premiums of $0, $208,470 and $744,561 in 1994, 1993 and 1992, respectively. Total premiums paid to Employers Mutual amounted to $557,842, $708,445 and $1,124,561 in 1994, 1993 and 1992, respectively.

Nonstandard Risk Automobile Insurance Subsidiary

     The nonstandard risk automobile insurance subsidiary has a reinsurance treaty on an excess of loss basis with Employers Mutual which provides reinsurance for 100 percent of each loss in excess of $100,000, up to $1,000,000. Recoveries under this treaty totaled $71,567, $0 and $0 in 1994, 1993 and 1992, respectively. Premiums paid to Employers Mutual amounted to $49,659, $42,065 and $35,377 in 1994, 1993 and 1992, respectively.

Services Provided by Employers Mutual

     Employers Mutual provides various services to all of it's subsidiaries. Such services include data processing, claims, financial, actuarial, auditing, marketing and underwriting. Costs of these services are charged to the subsidiaries outside the pooling agreement based upon a number of criteria, including usage and number of transactions. Costs not charged to these subsidiaries are charged to the pool and each pool participant shares in the total cost in proportion to its participation percentage.

3. REINSURANCE CEDED

     The parties to the pooling agreement cede insurance business to other insurers in the ordinary course of business for the purpose of limiting their maximum loss exposure through diversification of their risks. In its consolidated financial statements, the Company treats risks to the extent they are reinsured as though they were risks for which the Company is not liable. Insurance ceded by the pool participants does not relieve their primary liability as the originating insurers. Employers Mutual evaluates the financial condition of the reinsurers of the parties to the pooling agreement and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize exposure to significant losses from reinsurer insolvencies. The parties to the pooling agreement also assume insurance from involuntary pools and associations in conjunction with direct business written in various states.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

     Prior to 1993, the reinsurance subsidiary ceded reinsurance business to Employers Mutual and other nonaffiliated reinsurers in the ordinary course of business for the purpose of limiting its maximum loss exposure. Effective January 1, 1993, the quota share agreement with Employers Mutual was amended so that losses in excess of $1,000,000 per event are retained by Employers Mutual. In conjunction with this amendment to the quota share agreement, the reinsurance subsidiary terminated its catastrophe reinsurance contracts with Employers Mutual and the nonaffiliated reinsurers. Effective January 1, 1993, the reinsurance subsidiary no longer cedes reinsurance to unaffiliated reinsurers and only cedes reinsurance to Employers Mutual under an aggregate "excess of loss" treaty. As a result, reinsurance receivables and prepaid reinsurance premiums for the Company have decreased from 1992 amounts.

     As of December 31, 1994, deductions for reinsurance ceded to two unaffiliated reinsurers aggregated $10,066,293, which represented a significant portion of the total prepaid reinsurance premiums and reinsurance receivables for losses and settlement expenses. These amounts reflect the property and casualty insurance subsidiaries' pool participation percentage of amounts ceded by Employers Mutual to these organizations in connection with its role as "service carrier". Under these arrangements, Employers Mutual writes business for these organizations on a direct basis and then cedes 100 percent of this business to these organizations. Credit risk associated with these amounts is minimal as all companies participating in these organizations are responsible for the liabilities of such organizations on a pro rata basis.

     The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred for the three years ended December 31, 1994 is presented below. Amounts for the years ended December 31, 1994 and 1993 reflect (1) the change in the property and casualty insurance subsidiaries' pooling agreement whereby effective January 1, 1993, the voluntary assumed reinsurance business written by Employers Mutual is no longer subject to cession to the pool members and (2) the amendment to the reinsurance subsidiary's quota share agreement whereby effective January 1, 1993, losses in excess of $1,000,000 per event are retained by Employers Mutual and the reinsurance subsidiary therefore no longer purchases catastrophe protection (see note 2).

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                              Year ended December 31,
                                     ----------------------------------------
                                         1994          1993          1992
                                     ------------  ------------  ------------
Premiums Written
    Direct ......................... $143,444,388  $135,277,129  $138,829,576
    Assumed from nonaffiliates .....    5,843,091     6,636,942    16,467,613
    Assumed from affiliates ........  158,646,332   147,620,705   150,070,741
    Ceded to nonaffiliates .........   (8,890,119)  (10,701,482)  (17,721,207)
    Ceded to affiliates ............ (132,100,537) (120,898,914) (129,826,840)
                                     ------------  ------------  ------------
      Net premiums written ......... $166,943,155  $157,934,380  $157,819,883
                                     ============  ============  ============
Premiums Earned
    Direct ......................... $140,012,247  $137,141,457  $142,391,771
    Assumed from nonaffiliates .....    5,988,228     6,758,364    14,980,642
    Assumed from affiliates ........  156,839,482   148,366,487   140,442,245
    Ceded to nonaffiliates .........   (9,601,270)  (11,507,217)  (16,775,394)
    Ceded to affiliates ............ (128,409,308) (124,321,553) (133,628,977)
                                     ------------  ------------  ------------
      Net premiums earned .......... $164,829,379  $156,437,538  $147,410,287
                                     ============  ============  ============
Losses and Settlement Expenses
  Incurred
    Direct ......................... $113,680,306  $ 97,842,980  $112,579,261
    Assumed from nonaffiliates .....    2,774,689     6,575,099    17,415,319
    Assumed from affiliates ........  108,594,530   107,369,274   114,359,445
    Ceded to nonaffiliates .........   (3,077,305)   (5,845,414)  (16,862,082)
    Ceded to affiliates ............ (105,028,166)  (85,586,640) (105,404,110)
                                     ------------  ------------  ------------
      Net losses and settlement
        expenses incurred .......... $116,944,054  $120,355,299  $122,087,833
                                     ============  ============  ============

4. REINSURANCE ASSUMED

     Prior to December 31, 1993, the parties to the pooling agreement recorded amounts assumed from the National Workers' Compensation Reinsurance Pool on a net basis. Under this approach, reserves for outstanding losses and unearned premiums were reported as liabilities under "Indebtedness to Related Party" in the Company's consolidated financial statements. Effective December 31, 1993, the parties to the pooling agreement began recording these amounts as outstanding losses and unearned premiums and restated all prior year consolidated financial statements for comparative purposes. There was no income effect from this reclassification. In connection with this gross-up of balances, amounts due from Employers Mutual increased $13,147,831 at December 31, 1993. Under the terms of the pooling agreement, these balances were settled in the first quarter of 1994.

5. LIABILITY FOR LOSSES AND SETTLEMENT EXPENSES

     The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the Company. Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements in accordance with SFAS 113 (see note 1).

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                             Year ended December 31,
                                     ----------------------------------------
                                         1994          1993          1992
                                     ------------  ------------  ------------
Gross reserves for losses and
  settlement expenses, beginning
  of year .......................... $197,121,852  $215,388,865  $158,814,130

Ceded reserves for losses and
  settlement expenses, beginning
  of year ..........................   17,454,679    25,253,507    13,951,033
                                     ------------  ------------  ------------
Net reserves for losses and
  settlement expenses, beginning
  of year ..........................  179,667,173   190,135,358   144,863,097
                                     ------------  ------------  ------------
Incurred losses and
   settlement expenses:
-------------------------
  Provision for insured events
    of the current year ............  123,343,829   119,896,526   116,615,951

  (Decrease) increase in provision
    for insured events of prior
    years ..........................   (6,399,775)      458,773     5,471,882
                                     ------------  ------------  ------------
        Total incurred losses and
          settlement expenses ......  116,944,054   120,355,299   122,087,833
                                     ------------  ------------  ------------
Payments:
---------
  Losses and settlement expenses
    attributable to insured events
    of the current year ............   48,771,573    47,600,851    46,436,360

  Losses and settlement expenses
    attributable to insured events
    of prior years .................   59,491,875    45,508,460    53,810,715

  Payment related to the commutation
    of the reinsurance subsidiary's
    catastrophe and aggregate excess
    of loss reinsurance treaties ...     (686,962)            -             -

  Payment related to the change in
    the property and casualty
    insurance subsidiaries' pooling
    agreement ......................  $         -   $ 4,373,629  $(23,431,503)

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                             Year ended December 31,
                                     ----------------------------------------
                                         1994          1993          1992
                                     ------------  ------------  ------------
  Payment related to the commutation
    of two reinsurance contracts
    under the reinsurance
    subsidiary's quota share
    agreement ...................... $          -  $ 21,904,001  $          -

  Adjustment related to the gross-up
    of reserve amounts associated
    with the National Workers'
    Compensation Reinsurance Pool ..            -    11,436,543             -
                                     ------------  ------------  ------------
       Total payments ..............  107,576,486   130,823,484    76,815,572
                                     ------------  ------------  ------------
Net reserves for losses and
  settlement expenses, end of year    189,034,741   179,667,173   190,135,358

Ceded reserves for losses and
  settlement expenses, end of year     14,146,874    17,454,679    25,253,507
                                     ------------  ------------  ------------
Gross reserves for losses and
  settlement expenses, end of year   $203,181,615  $197,121,852  $215,388,865
                                     ============  ============  ============

     Underwriting results of the Company are significantly influenced by estimates of loss and settlement expense reserves. Changes in reserve estimates are reflected in operating results in the year such changes are recorded. During 1992, the property and casualty insurance subsidiaries and the nonstandard risk automobile insurance subsidiary strengthened prior year reserves on certain lines of business and the reinsurance subsidiary experienced a time lag in the reporting of assumed reinsurance business. During 1993, the property and casualty insurance companies continued to strengthen reserves on certain lines of business while the reinsurance subsidiary experienced adverse development on losses associated with Hurricane Andrew. These reserve increases in 1992 and 1993 were partially offset by reserve decreases on other lines of business, resulting in a net increase in the Company's estimate of prior year reserves of $5,471,882 in 1992 and $458,773 in 1993. During 1994, the reinsurance subsidiary experienced adverse development on certain contracts. These reserve increases were offset by significant reserve decreases in the property and casualty insurance subsidiaries and the nonstandard risk automobile insurance subsidiary. As a result, the net decrease in the Company's estimate of prior year reserves in 1994 amounted to $6,399,775.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

6. ENVIRONMENTAL RELATED CLAIMS

     Estimating loss and settlement reserves for asbestos and environmental related claims is very difficult due to the following uncertainties surrounding these types of claims: the legal definition of asbestos and environmental damage is still evolving, the assignment of responsibility varies widely by state, defense costs are often much greater than the claim costs and claims often emerge long after the policy has expired, making assignment of damages to the appropriate party and to the time period covered by a particular policy difficult. In establishing reserves for these types of claims, management monitors the relevant facts concerning each claim, the current status of the legal environment, the social and political conditions and the claim history and trends within the Company and the industry. Reserves for asbestos and environmental related claims at December 31, 1994 and 1993 were $749,807 and $550,773, respectively.

7. RETAINED EARNINGS

     Retained earnings of the Company's insurance subsidiaries available for distribution as dividends to EMC Insurance Group Inc. are limited by law to the statutory unassigned surplus of each of the subsidiaries as of the previous December 31, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the state of domicile of each subsidiary. Subject to this limitation, the maximum dividend that may be paid by Iowa corporations without prior approval of the insurance regulatory authorities is restricted to the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis. Both Illinois and North Dakota impose restrictions which are similar to those of Iowa on the payment of dividends and distributions. At December 31, 1994, $15,513,214 was available for distribution in 1995 to EMC Insurance Group Inc. without prior approval.

     Statutory surplus of the Company's insurance subsidiaries was $86,820,039 and $78,681,248 at December 31, 1994 and 1993, respectively. Statutory net income (loss) of the Company's insurance subsidiaries was $13,430,353, $8,788,458 and ($3,960,393) for the three years ended December 31, 1994.

     During 1994, the National Association of Insurance Commissioners implemented the Risk-Based Capital (RBC) model. The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk facing property and casualty insurers: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. The Company's insurance subsidiaries' ratio of total adjusted capital to risk-based capital at December 31, 1994 is well in excess of the minimum level required.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

8. RECONCILIATION OF STATUTORY NET INCOME AND SURPLUS

     A reconciliation of net income and surplus from that reported on a statutory basis to that reported in the accompanying consolidated financial statements on a GAAP basis is as follows:

                                               Year ended December 31,
                                        -------------------------------------
                                            1994         1993         1992
                                        -----------  -----------  -----------
Statutory net income (loss) ........... $13,697,482  $ 8,761,472  $(3,118,589)
Change in deferred policy
  acquisition costs ...................     694,771     (413,967)   2,189,375
Change in salvage and subrogation
  accrual .............................       5,851     (232,760)     742,233
Change in other policyholders' funds ..    (247,816)     840,604     (880,866)
Change in pension accrual .............    (298,021)    (103,846)     622,177
GAAP postretirement benefit cost
  in excess of statutory cost .........    (314,583)    (216,091)           -
Deferred income tax benefit ...........      94,441       18,027    1,501,430
Statutory gain on sale of
  life subsidiary .....................           -            -     (474,356)
Prior year taxes and related interest      (180,770)         817     (387,351)
GAAP basis amortization of reserve
  discount on commutation of
  reinsurance contract ................     433,979      259,217            -
Statutory reserve discount on
  commutation of reinsurance contract             -   (1,976,858)           -
Other, net ............................    (379,607)     197,420       21,639
                                        -----------  -----------  -----------
Income before cumulative effect of
  changes in accounting principles,
  GAAP basis ..........................  13,505,727    7,134,035      215,692

Cumulative effect of changes in
  accounting principles for:

    Income taxes ......................           -    5,595,177            -
    Postretirement benefits ...........           -   (2,165,900)           -
    Unearned premiums .................           -     (807,933)           -
                                        -----------  -----------  -----------
Net income, GAAP basis ................ $13,505,727  $ 9,755,379  $   215,692
                                        ===========  ===========  ===========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                              Year ended December 31,
                                     ----------------------------------------
                                         1994          1993          1992
                                     ------------  ------------  ------------
Statutory surplus .................. $ 94,317,215  $ 85,830,140  $ 83,331,013
Deferred policy acquisition costs ..    8,393,635     7,698,864     8,112,831
Accrued salvage and subrogation ....    1,799,443     1,793,592     2,026,352
Other policyholders' funds payable     (3,102,609)   (2,854,793)   (3,695,397)
Pension asset ......................    1,407,714     1,705,735     1,809,581
GAAP postretirement benefit
  liability in excess of statutory
  liability ........................   (1,672,780)   (1,358,197)            -
Deferred income tax asset ..........   14,190,499    13,040,693     7,065,221
Goodwill ...........................    1,883,177     2,017,690     2,152,203
Excess statutory reserves
  over statement reserves ..........    2,044,268             -         8,007
GAAP basis reserve discount on
  commutation of reinsurance
  contract in excess of statutory
  recognition ......................   (1,283,662)   (1,717,641)            -
Unrealized holding (losses) gains
  on fixed maturity securities
  available-for-sale ...............   (1,316,596)    3,134,016             -
Other ..............................       66,385       343,670       100,966
                                     ------------  ------------  ------------
Stockholders' equity, GAAP basis ... $116,726,689  $109,633,769  $100,910,777
                                     ============  ============  ============

                        EMC INSURANCE GROUP INC. AND SUBSIDIARIES

9.  SEGMENT INCOME

     The Company's operations include the following major segments: property and casualty insurance, reinsurance, nonstandard risk automobile insurance and excess and surplus lines insurance management.  No single source accounted for 10 percent or more of consolidated revenues.  Summarized financial information for these segments is as follows:


                                                                   Net      Realized             Operating
                                    Premiums    Underwriting    Investment   Gains      Other     Income
                                     Earned      Gain (Loss)      Income    (Losses)   Income     (Loss)        Assets
                                  ------------  ------------   -----------  --------  --------  -----------  ------------

Year Ended December 31, 1994
  Property and casualty insurance $115,411,835  $    933,533   $14,080,206  $334,032  $      -  $15,347,771  $273,308,572
  Reinsurance ...................   37,256,763    (4,717,242)    5,354,494   115,720   433,979    1,186,951    84,495,802
  Nonstandard risk automobile
    insurance ...................   12,160,781       493,910     1,152,341    74,815         -    1,721,066    20,146,281
  Excess and surplus lines
    insurance management ........            -       399,125       106,120         -         -      505,245     4,238,732
  Parent company ................            -      (315,784)      236,519    (5,000)        -      (84,265)  116,870,504
  Eliminations ..................            -             -             -         -         -            -  (111,690,013)
                                  ------------  ------------   -----------  --------  --------  -----------  ------------
       Consolidated ............. $164,829,379  $ (3,206,458)  $20,929,680  $519,567  $433,979  $18,676,768  $387,369,878
                                  ============  ============   ===========  ========  ========  ===========  ============

Year Ended December 31, 1993
  Property and casualty insurance $109,584,986  $ (3,812,671)  $13,242,584  $405,193  $      -  $ 9,835,106  $266,070,386
  Reinsurance ...................   33,324,202    (6,040,296)    6,090,294   200,612   259,217      509,827    76,743,953
  Nonstandard risk automobile
    insurance ...................   13,528,350    (2,542,690)    1,165,684   108,640         -   (1,268,366)   20,821,495
  Excess and surplus lines
    insurance management ........            -        36,858        66,564         -         -      103,422     2,765,076
  Parent company ................            -      (345,678)      214,825   (30,000)        -     (160,853)  109,731,870
  Eliminations ..................            -             -             -         -         -            -  (107,197,257)
                                  ------------  ------------   -----------  --------  --------  -----------  ------------
       Consolidated ............. $156,437,538  $(12,704,477)  $20,779,951  $684,445  $259,217  $ 9,019,136  $368,935,523
                                  ============  ============   ===========  ========  ========  ===========  ============

Year Ended December 31, 1992
  Property and casualty insurance $109,138,829  $ (7,168,779)  $13,047,540  $285,367  $      -  $ 6,164,128  $265,598,463
  Reinsurance ...................   26,615,180   (11,904,373)    6,763,257    51,649         -   (5,089,467)   98,293,214
  Nonstandard risk automobile
    insurance ...................   11,656,278    (1,992,649)    1,178,748    47,267         -     (766,634)   18,681,308
  Excess and surplus lines
    insurance management ........            -       429,756        66,266         -         -      496,022     2,940,889
  Parent company ................            -      (312,778)      483,786         -         -      171,008   100,995,033
  Eliminations ..................            -             -             -         -         -            -  (113,701,807)
                                  ------------  ------------   -----------  --------  --------  -----------  ------------
       Consolidated ............. $147,410,287  $(20,948,823)  $21,539,597  $384,283  $      -  $   975,057  $372,807,100
                                  ============  ============   ===========  ========  ========  ===========  ============

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

10. INVESTMENTS

     The amortized cost and estimated market value of securities held-to-maturity and available-for-sale as of December 31, 1994 are as follows. The estimated market value is based on quoted market prices, where available, or on values obtained from independent pricing services.

                                             Gross       Gross      Estimated
                               Amortized   Unrealized  Unrealized    Market
    December 31, 1994            Cost        Gains       Losses       Value
    -----------------        ------------ ----------- ----------- ------------
Securities held-to-maturity:
  Fixed maturity securities:
    U.S. Treasury securities
      and obligations of
      U.S. government
      corporations and
      agencies ............. $102,480,740 $ 1,239,742 $(1,142,326)$102,578,156
    Obligations of states
      and political
      subdivisions .........   78,423,605     876,074  (3,804,723)  75,494,956
    Debt securities issued
      by foreign governments      583,309       7,411           -      590,720
    Public utilities .......    8,622,154           -    (370,847)   8,251,307
    Corporate securities ...   13,052,550      17,625    (574,197)  12,495,978
    Mortgage-backed
      securities ...........   40,487,362     469,879  (1,646,870)  39,310,371
                             ------------ ----------- ----------- ------------
      Total fixed maturity
        securities ......... $243,649,720 $ 2,610,731 $(7,538,963)$238,721,488
                             ============ =========== =========== ============

Securities available-for-
  sale:
  Fixed maturity securities:
    U.S. Treasury securities $ 15,835,019 $         - $         - $ 15,835,019
    Obligations of states
      and political
      subdivisions .........   55,274,052   1,275,408  (2,436,572)  54,112,888
    Debt securities issued
      by foreign governments    1,994,980           -    (110,260)   1,884,720
    Corporate securities ...    4,250,000           -           -    4,250,000
    Other debt securities ..      454,941           -     (45,172)     409,769
                             ------------ ----------- ----------- ------------
      Total fixed maturity
        securities ......... $ 77,808,992 $ 1,275,408 $(2,592,004)$ 76,492,396
                             ============ =========== =========== ============

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued


     The amortized cost and estimated market value of securities held-to-maturity and available-for-sale as of December 31, 1993 are as follows:


                                             Gross       Gross      Estimated
                               Amortized   Unrealized  Unrealized    Market
    December 31, 1993            Cost        Gains       Losses       Value
    -----------------        ------------ ----------- ----------- ------------

Securities held-to-maturity:
  Fixed maturity securities:
    U.S. Treasury securities
      and obligations of
      U.S. government
      corporations and
      agencies ............. $109,895,914 $ 9,931,812 $     (630) $119,827,096
    Obligations of states
      and political
      subdivisions .........   18,374,003   1,936,083     (2,129)   20,307,957
    Debt securities issued
      by foreign governments      587,060      70,343          -       657,403
    Public utilities .......    8,813,202     336,199       (910)    9,148,491
    Corporate securities ...   17,050,988     819,896       (467)   17,870,417
    Mortgage-backed
      securities ...........   36,289,456   2,204,777          -    38,494,233
                             ------------ ----------- ----------- ------------
        Total fixed maturity
          securities ....... $191,010,623 $15,299,110 $   (4,136) $206,305,597
                             ============ =========== =========== ============


Securities available-for-
  sale:
  Fixed maturity securities:
    U.S. Treasury securities $ 26,803,980 $   166,800 $        -  $ 26,970,780
    Obligations of states
      and political
      subdivisions .........   58,431,008   3,038,591    (74,084)   61,395,515
    Corporate securities ...    7,496,245           -          -     7,496,245
    Other debt securities ..      486,941       4,779     (2,070)      489,650
                             ------------ ----------- ----------- ------------
        Total fixed maturity
          securities ....... $ 93,218,174 $ 3,210,170 $  (76,154) $ 96,352,190
                             ============ =========== =========== ============
  Equity securities ........ $    505,000 $         - $  (30,000) $    475,000
                             ============ =========== =========== ============

     The amortized cost and estimated market value of fixed maturity securities at December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

                                                                Estimated
                                                Amortized         Market
                                                  Cost            Value
                                              ------------    ------------
Securities held-to-maturity:
  Due in one year or less ................... $ 11,767,723    $ 11,920,042
  Due after one year through five years .....   83,119,839      82,556,120
  Due after five years through ten years ....   79,969,324      77,390,645
  Due after ten years .......................   28,305,472      27,544,310
  Mortgage-backed securities ................   40,487,362      39,310,371
                                              ------------    ------------
    Totals .................................. $243,649,720    $238,721,488
                                              ============    ============

Securities available-for-sale:
  Due in one year or less ................... $ 20,884,351    $ 20,896,089
  Due after one year through five years .....   16,762,627      16,297,903
  Due after five years through ten years ....   25,213,287      25,595,670
  Due after ten years .......................   14,948,727      13,702,734
                                              ------------    ------------
    Totals .................................. $ 77,808,992    $ 76,492,396
                                              ============    ============

     Proceeds from calls, prepayments and sales of securities held-to-maturity and available-for-sale and realized investment gains and losses were as follows. There were no sales of securities classified as held-to-maturity during 1994; all activity is due to calls, prepayments and maturities.

                                               Year ended December 31,
                                        -------------------------------------
                                            1994         1993         1992
                                        -----------  -----------  -----------
Fixed maturity securities
  held-to-maturity:
  Proceeds from calls and prepayments   $26,469,534  $37,759,956  $18,640,915
  Gross realized investment gains .....     501,628      706,059      388,692
  Gross realized investment losses ....       1,027        9,682        4,409

Fixed maturity securities
  available-for-sale:
  Proceeds from calls and prepayments   $   842,000  $         -  $         -
  Gross realized investment gains .....      23,966            -            -

Equity securities available-for-sale:
  Proceeds from sales ................. $   500,000  $ 1,043,068  $         -
  Gross realized investment gains .....           -       18,068            -
  Gross realized investment losses ....       5,000       30,000            -

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

     A summary of net investment income is as follows:

                                               Year ended December 31,
                                        -------------------------------------
                                            1994         1993         1992
                                        -----------  -----------  -----------
Interest on fixed maturities .......... $20,886,029  $20,862,221  $21,361,673
Dividends on equity securities ........      14,167       65,065      119,989
Interest on short-term investments ....     597,896      442,160      566,028
Other interest ........................       1,552            -            -
                                        -----------  -----------  -----------
    Total investment income ...........  21,499,644   21,369,446   22,047,690
Investment expense ....................     569,964      589,495      508,093
                                        -----------  -----------  -----------
    Net investment income ............. $20,929,680  $20,779,951  $21,539,597
                                        ===========  ===========  ===========

     A summary of net changes in unrealized holding (losses) gains is as follows:

                                               Year ended December 31,
                                       -------------------------------------
                                           1994         1993         1992
                                       -----------   ----------   ----------
Fixed maturity securities
  available-for-sale ................ $ (4,450,612) $ 3,134,016  $         -
Equity securities
  available-for-sale ................       30,000      112,000      184,375
Applicable income taxes .............    1,055,365   (1,055,365)           -
                                       -----------   ----------  -----------
   Net changes in unrealized
     holding (losses) gains ......... $ (3,365,247) $ 2,190,651  $   184,375
                                       ===========   ==========   ==========

11. INCOME TAXES

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

                 EMC INSURANCE GROUP INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

     Temporary differences between the consolidated financial statement carrying amount and tax basis of assets and liabilities that give rise to significant portions of the deferred tax asset at December 31, 1994 and 1993 relate to the following:

                                                     Year ended December 31,
                                                    ------------------------
                                                        1994         1993
                                                    -----------  -----------
Loss reserve discounting .......................... $12,690,876  $12,549,200
Unearned premium reserve limitation ...............   3,075,140    2,953,491
Postretirement benefits ...........................   1,389,469    1,202,733
Policyholder dividends payable ....................   1,054,887      970,630
Prepayment of tax on commutation of loss reserves       436,445      583,998
Net unrealized holding losses .....................     447,643            -
Other, net ........................................     574,569      617,529
                                                    -----------  -----------
    Total gross deferred income tax asset .........  19,669,029   18,877,581

Less valuation allowance ..........................  (1,447,643)  (1,000,000)
                                                    -----------  -----------
    Total deferred income tax asset ...............  18,221,386   17,877,581
                                                    -----------  -----------
Deferred policy acquisition costs .................  (2,853,836)  (2,617,614)
Net unrealized holding gains ......................           -   (1,055,365)
Other, net ........................................  (1,177,051)  (1,163,909)
                                                    -----------  -----------
    Total gross deferred income tax liability .....  (4,030,887)  (4,836,888)
                                                    -----------  -----------
        Net deferred income tax asset ............. $14,190,499  $13,040,693
                                                    ===========  ===========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

     The valuation allowance for the years ended December 31, 1994 and 1993 increased $447,643 and $0, respectively. The valuation allowance at December
31, 1994 consists of $1,000,000 related to the tax benefit of future postretirement deductions that are scheduled to reverse more than fifteen years into the future and $447,643 related to tax benefits associated with unrealized holding losses on fixed maturity securities available-for-sale. A valuation allowance was established for these items due to the uncertainty concerning the future realization of these tax benefits.

     Based upon anticipated future taxable income and consideration of all other available evidence, management believes that it is "more likely than not" that the Company's net deferred income tax asset will be realized. The Company has had cumulative taxable income in the five-year period of 1990 through 1994 of approximately $44,036,000.

     The actual income tax expense for the years ended December 31, 1994, 1993 and 1992 differed from the "expected" tax expense for those years (computed by applying the United States federal corporate tax rate of 34 percent to income before income taxes and cumulative effect of changes in accounting principles) as follows:

                                                Year ended December 31,
                                        -------------------------------------
                                            1994         1993         1992
                                        -----------  -----------  -----------
 Computed "expected" tax expense ...... $ 6,350,101  $ 3,066,506  $   331,519
 Increases (decreases) in
   taxes resulting from:
     Tax-exempt interest income .......  (2,034,273)  (1,171,612)  (1,312,568)
     Unrecognized future temporary
       differences ....................           -            -    1,745,003
     Change in accrual of prior year
       taxes ..........................    (209,734)    (252,839)           -
     Settlement of tax examinations ...     147,098      117,497            -
     Proration of tax-exempt interest       223,484      123,342      120,332
     Other, net .......................     694,365        2,207     (124,921)
                                        -----------  -----------  -----------
       Income taxes ................... $ 5,171,041  $ 1,885,101  $   759,365
                                        ===========  ===========  ===========

     Comprehensive income tax expense (benefit) included in the consolidated financial statements for the years ended December 31, 1994, 1993 and 1992 was as follows:

                                               Year ended December 31,
                                        -------------------------------------
                                              1994        1993        1992
                                        -----------  -----------  -----------
Income tax expense (benefit) on:
  Operations .......................... $ 5,171,041  $ 1,885,101  $   759,365
  Accounting changes:
    Income taxes ......................           -   (5,595,177)           -
    Postretirement benefits (note 13)             -   (1,115,767)           -
    Unearned premiums (note 1).........           -     (301,866)           -
  Unrealized holding (losses) gains on
    revaluation of securities
    available-for-sale ................  (1,055,365)   1,055,365            -
                                        -----------  -----------  -----------
    Comprehensive income tax
      expense (benefit) ............... $ 4,115,676  $(4,072,344) $   759,365
                                        ===========  ===========  ===========

     The Company's 1990 and 1991 tax returns have been examined by the Internal
Revenue Service. The Company is currently protesting certain issues arising out of these examinations. The Company does not expect any material assessments related to the final settlement of these issues.

12. EMPLOYEE RETIREMENT PLAN

     The Company participates in Employers Mutual's defined benefit retirement plan covering substantially all employees. The plan is funded by employer contributions and provides a monthly income for life upon retirement or upon total and permanent disability.

     The following tables set forth the funded status and the components of the net periodic pension cost (benefit) for the Employers Mutual defined benefit retirement plan, based upon a measurement date of November 1, 1994, 1993 and 1992, respectively:

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

                                              Year ended December 31,
                                     ----------------------------------------
                                         1994          1993          1992
                                     ------------  ------------  ------------
Actuarial present value of
  benefit obligations:
    Accumulated benefit obligation,
      including vested benefits of
      $52,520,753, $27,245,933 and
      $23,739,308 .................. $ 53,244,188  $ 29,713,282  $ 24,695,567
                                     ============  ============  ============

Projected benefit obligation for
  service rendered to date ......... $(69,337,553) $(44,579,398) $(36,103,055)

Plan assets at fair value ..........   66,760,033    51,625,386    48,365,122
                                     ------------  ------------  ------------
Plan assets (less) greater than
  projected benefit obligation .....   (2,577,520)    7,045,988    12,262,067
Unrecognized net loss (gain) from
  past experience different from
  that assumed and effects of
  changes in assumptions ...........   12,201,810     4,440,487      (754,346)
Prior service cost not yet recog-
  nized in net periodic pension cost    3,955,406     4,374,510     4,941,220
Unrecognized portion of initial
  net asset ........................   (6,107,252)   (7,182,692)   (8,072,193)
                                     ------------  ------------  ------------
       Prepaid pension cost ........ $  7,472,444  $  8,678,293  $  8,376,748
                                     ============  ============  ============

Service cost - benefits earned
  during the period ................ $  2,965,867  $  2,347,984  $  1,691,648
Interest cost on projected
  benefit obligation ...............    2,925,086     2,533,587     2,053,584
Actual gain on plan assets .........   (1,606,902)   (5,229,721)   (4,386,821)
Net amortization and deferral ......   (3,078,202)      647,291      (615,762)
                                     ------------  ------------  ------------
       Net periodic pension
         cost (benefit) ............ $  1,205,849  $    299,141  $ (1,257,351)
                                     ============  ============  ============

     The unrecognized net asset is being recognized over 12.5 to 15.2 years beginning January 1, 1987. The weighted average discount rate used to measure the projected benefit obligation was 7.25 percent for 1994, 6.75 percent for 1993 and 7.00 percent for 1992. The assumed long-term rate of return on plan assets was 8.00 for 1994, 1993 and 1992. The rate of increase in future compensation levels used in measuring the projected benefit obligation was 5.30 percent in 1994 and 1993 and 5.50 percent in 1992. Pension expense (benefit) for the Company amounted to $298,021, $103,846 and ($622,177) in 1994, 1993 and
1992, respectively.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

     Effective November 1, 1992, the plan was amended to comply with the requirements of the Tax Reform Act of 1986, which placed limits on the benefits for highly compensated employees. The amended plan is referred to as a cash balance plan since the benefits are expressed as a cash value instead of a monthly benefit payment amount. The cash balance plan uses the Pension Benefit
Guaranty Corporation (PBGC) interest rate in effect on January 1 of each plan year in calculating the cash value of benefits. Fluctuations in the PBGC rate have a significant impact on the funded status of the plan. The PBGC rate used for plan years ended December 31, 1994, 1993 and 1992 was 4.50 percent, 5.75 percent and 6.50 percent, respectively.

     The plan amendment described above resulted in a prior service cost of $4,472,778, which is being amortized over 12 to 14 years beginning January 1, 1993. The Company's share of this prior service cost amounted to $1,003,257.
The prior service cost amortized for the years ended December 31, 1994 and 1993 was $349,770 and $373,838, respectively, with the Company's share being $78,636 and $83,452, respectively.

    Effective April 1, 1994, Employers Mutual entered into a new group annuity contract with its pension administrator. Under the old contract, the pension administrator assumed the mortality risk associated with retirees.
Accordingly, assets and liabilities of retirees were transferred to the pension administrator and were excluded from the plan. Effective April 1, 1994, Employers Mutual assumed the mortality risk associated with retirees and the related assets and liabilities were transferred back into the plan. As a result, the plan's assets and liabilities increased approximately $19,100,000.
This change in contracts had no effect on the funded status of the plan or the benefits payable to participants.

13. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company participates in Employers Mutual's postretirement benefit plans which provide certain health care and life insurance benefits for retired employees. Substantially all of the Company's employees may become eligible for those benefits if they reach normal retirement age and have attained the required length of service while working for the Company.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

     The following tables set forth the status and the components of the net periodic postretirement benefit cost of the Employers Mutual postretirement benefit plans based upon a measurement date of November 1, 1994 and 1993, respectively.

                                                     Year ended December 31,
                                                   --------------------------
                                                       1994          1993
                                                   ------------  ------------
Actuarial present value of benefit obligations:
  Retirees ....................................... $  7,404,314  $  7,874,628
  Fully eligible active plan participants ........    4,859,467     5,681,430
  Other active plan participants .................    6,767,662     7,783,183
                                                   ------------  ------------
      Total ......................................   19,031,443    21,339,241

  Unrecognized net gain (loss) from past
    experience different from that assumed and
    effects of changes in assumptions ............    3,707,110      (447,778)
  Prior service cost not yet recognized in net
    periodic postretirement benefit cost .........   (4,533,871)   (5,105,109)
                                                   ------------  ------------
      Postretirement benefit obligation .......... $ 18,204,682  $ 15,786,354
                                                   ============  ============

  Service cost - benefits earned during the
    period ....................................... $  1,027,634  $    596,498
  Interest cost on accumulated postretirement
    benefit obligation ...........................    1,412,961       999,526
  Net amortization and deferral ..................      571,595             -
                                                   ------------  ------------
      Net periodic postretirement benefit cost ... $  3,012,190  $  1,596,024
                                                   ============  ============

     The assumed weighted average annual rate of increase in the per capita cost of covered health care benefits (i.e. the health care cost trend rate) is
12.0 percent for 1995 (compared to 12.5 percent assumed for 1994) and is assumed to decrease gradually to 6 percent in 2007 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one-percentage-point increase in the assumed health care cost trend rate for each future year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $2,669,037 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1994 by $510,634. The weighted average discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1994 and 1993 was
7.25 percent and 6.75 percent, respectively.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

     Effective January 1, 1993, the health care postretirement plan was amended to provide additional benefits under the prescription drug coverage. The amendment substantially reduced the retired employee's cost sharing provisions for prescription drug coverage. The amendment resulted in a prior service cost of $5,105,109, which is being amortized over 8.9 to 10.0 years. The
Company's share of the prior service cost amounted to $1,156,028. The prior service cost amortized for the year ended December 31, 1994 was $571,238, with the Company's share amounting to $129,528.

     The Company's net periodic postretirement benefit cost for the years ended
December 31, 1994 and 1993 was $684,899 and $359,747, respectively. The postretirement benefit cost of $78,807 for the year ended December 31, 1992, which was recorded on a cash basis, has not been restated.

14. COMMON STOCK

(a) Employee Stock Purchase Plans

1993 Employee Stock Purchase Plan

     On February 12, 1993, the Company filed a registration statement with the Securities and Exchange Commission authorizing the issuance of up to 500,000 shares of the Company's common stock for use in the Employers Mutual Casualty
Company 1993 Employee Stock Purchase Plan. The plan provides for two option periods each calendar year; from January 1 until the last business day of June, and from July 1 until the last business day of December, with the last business day in each option period being the option exercise date. Any employee who is employed by Employers Mutual or its subsidiaries on the first day of the month immediately preceding any option period is eligible to participate in the plan.
Eligible employees may elect to participate in the plan either through payroll deduction or by lump sum contributions, but in no case can the participation level exceed 10 percent of the employee's base annual compensation amount. The option price is 85 percent of the fair market value of the stock on the exercise date. Upon exercise of an option, the Company shall issue a stock certificate evidencing the ownership of the participant in the shares of stock so purchased. The certificate, however, will be held in custody by the stock transfer agent for a period of one year from the exercise date. During such one year period, the participant shall have the rights and privileges of a shareholder, including the right to vote, to receive dividends, and to have such shares participate in the dividend reinvestment and common stock purchase plan. However, the participant shall not be able to sell, transfer, assign, pledge or otherwise encumber or dispose of such shares during such one year period. Upon expiration of the one year period or upon any earlier termination of employment of the participant for any reason, including death, such participant shall, within thirty days of such expiration or termination, receive the stock certificate(s) evidencing his or her shares of stock. The plan is administered by the Board of Directors of Employers Mutual and the Board has the right to amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options. During 1994, 126 employees participated in the plan and exercised a total of 22,606 options at prices of $7.65 and $8.08. Activity under the plan was as follows:

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

                                                   Year ended December 31,
                                                   -----------------------
                                                      1994         1993
                                                   ----------   ----------
Shares available for purchase, beginning of year      486,546           -
  Shares registered for use in plan .............           -      500,000
  Shares purchased under plan ...................     (22,606)     (13,454)
                                                   ----------   ----------
Shares available for purchase, end of year ......     463,940      486,546
                                                   ==========   ==========
1987 Employee Stock Purchase Plan

     Under the Employers Mutual 1987 Employee Stock Purchase Plan, Employers
Mutual could purchase up to 200,000 shares of EMC Insurance Group Inc. common stock for resale to eligible employees. The plan was similar to the 1993 employee stock purchase plan explained above, except that there was not a holding period before the participant received the shares purchased. The plan was terminated in August of 1993 and the remaining shares were deregistered.
Activity under the plan was as follows:

                                                    Year ended December 31,
                                                    -----------------------
                                                       1993         1992
                                                    ----------   ----------
Shares available for purchase, beginning of year        55,720       85,765
  Shares purchased under plan ....................     (10,706)     (30,045)
  Shares deregistered ............................     (45,014)           -
                                                    ----------   ----------
Shares available for purchase, end of year .......           -       55,720
                                                    ==========   ==========

(b) 1993 Non-Employee Director Stock Purchase Plan

     On February 12, 1993, the Company filed a registration statement with the Securities and Exchange Commission authorizing the issuance of up to 200,000 shares of the Company's common stock for use in the 1993 Employers Mutual
Casualty Company Non-Employee Director Stock Purchase Plan. All non-employee directors of Employers Mutual and its subsidiaries who are not serving on the "Disinterested Director Committee" of Employers Mutual's Board of Directors
(the "Board") as of the beginning of the option period are eligible for participation in the plan. The option period is from the date of each eligible director's respective Annual Meeting to the day immediately prior to the next and subsequent Annual Meeting. Each eligible director is granted an option at the beginning of the option period to purchase stock at an option price equal to 75 percent of the fair market value of the stock on the option exercise date. The option may be exercised anytime during the option period. An eligible director can purchase shares of common stock in an amount equal to a minimum of 25 percent to a maximum of 100 percent of their annual cash retainer. Eligible directors may not have sold any of the Company's common stock in the six month period preceding the exercise date and may not sell any shares of the Company's common stock in the six month period following the exercise of an option. The plan is administered by the Disinterested Director
Committee of the Board.  The Board may amend or terminate the plan at any time;
however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options. The plan will continue through the option period for options granted at the 2002 Annual Meeting.
During 1994, five directors participated in the plan and exercised a total of 5,949 options at prices ranging from $6.47 to $6.94. Activity under the plan was as follows:

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

                                                   Year ended December 31,
                                                  --------------------------
                                                      1994          1993
                                                  ------------  ------------
Shares available for purchase, beginning of year       194,048             -
  Shares registered for use in plan .............            -       200,000
  Shares purchased under plan ...................       (5,949)       (5,952)
                                                  ------------  ------------
Shares available for purchase, end of year ......      188,099       194,048
                                                  ============  ============

(c) Dividend Reinvestment Plan

     The Company maintains a Dividend Reinvestment and Common Stock Purchase
Plan which provides stockholders with the option of reinvesting cash dividends in additional shares of the Company's common stock. Participants may also purchase additional shares of common stock without incurring broker commissions by making optional cash contributions to the plan. Any holder of shares of common stock is eligible to participate in the plan. During 1994 and 1993, Employers Mutual elected to participate in the Dividend Reinvestment Plan by reinvesting 50 percent of its dividends in additional shares of the Company's common stock. Activity under the plan was as follows:

                                                    Year ended December 31,
                                                   -------------------------
                                                    1994     1993     1992
                                                   -------  -------  -------
Shares available for purchase, beginning of year   758,266  944,453  963,285
  Shares purchased under plan ................... (220,606)(186,187) (18,832)
                                                   -------  -------  -------
Shares available for purchase, end of year ......  537,660  758,266  944,453
                                                   =======  =======  =======
Range of purchase prices ........................   $ 8.75   $10.00   $ 8.00
                                                      to       to        to
                                                    $ 9.50   $10.25   $10.25

(d) Treasury Stock

     The Company from time to time repurchases shares of its outstanding common stock in the open market or through negotiated purchases for the purpose of providing shares for use in the Company's Dividend Reinvestment and Common
Stock Purchase Plan. The Company repurchased 7,000 shares for this purpose during 1992 at an average cost of $10.47. The Company also repurchases shares of its outstanding common stock in connection with the issuance of new shares under Employers Mutual's stock option plans. Treasury stock activity was as follows:

                                                    Year ended December 31,
                                                   -------------------------
                                                     1994     1993     1992
                                                   -------  -------  -------
Treasury shares, beginning of year ...............   8,090   49,392   36,685
   Repurchased shares ............................   2,841   12,568   31,539
   Reissued shares ...............................       -  (53,870) (18,832)
                                                   -------  -------  -------
Treasury shares, end of year .....................  10,931    8,090   49,392
                                                   =======  =======  =======
Average cost ..................................... $ 10.07  $ 10.06  $  9.79
                                                   =======  =======  =======
Gain (loss) on sale .............................. $     -  $23,261 $   (485)
                                                   =======  =======  =======

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

15. STOCK OPTIONS

     During 1994, Employers Mutual maintained three separate stock option plans which utilize the common stock of the Company. The Company receives the current fair market value for any shares issued under the plans and all costs of the plans are borne by Employers Mutual or the company employing the individual optionees.

(a) 1993 Incentive Stock Option Plan

     On February 12, 1993, the Company filed a registration statement with the Securities and Exchange Commission authorizing the issuance of up to 500,000 shares of the Company's common stock for use in the 1993 Employers Mutual
Casualty Company Incentive Stock Option Plan. Options granted under the plan can be for a term of two to ten years. Each option shall have a vesting period of two, three, four or five years, with options becoming exercisable in equal annual cumulative increments. The vesting period shall commence one year from the date of grant, with the exception of an option with a two year vesting period for which the vesting period shall commence on the date of grant. The time limit for granting options under the plan is December 31, 2002. The
Senior Executive Compensation and Stock Option Committee of Employers Mutual's
Board of Directors is the administrator of the plan. Options have been granted to 64 individuals under the plan. For the 60 remaining eligible participants at February 21, 1995, the option price is the fair market value at dates of grant ranging from $8.81 to $9.56 per share. Option prices are determined by the Committee but can not be less than the fair market value of the stock on the date of grant. During 1994, 64,600 options were granted to eligible participants at a price of $8.81. During 1994, 800 options were exercised under the plan at a price of $8.81. Stock options under the plan were as follows:

                                                Year ended December 31,
                                               -------------------------
                                                   1994         1993
                                               ------------ ------------
Outstanding, beginning of year ...............      161,150            -
  Granted ....................................       64,600      163,650
  Exercised ..................................         (800)           -
  Expired ....................................       (7,800)      (2,500)
                                               ------------ ------------
Outstanding, end of year .....................      217,150      161,150
                                               ============ ============
Shares exercisable, end of year ..............       34,410            -
                                               ============ ============

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

(b) 1982 Incentive Stock Option Plan

     Under the terms of Employers Mutual's 1982 Incentive Stock Option Plan,
600,000 shares of the Company's common stock were reserved for issuance to officers and key employees of Employers Mutual and its subsidiaries. The Board of Directors of Employers Mutual is the administrator of the plan. Options were granted to 57 individuals. For the 33 remaining eligible participants at February 21, 1995, the option price is the fair market value at dates of grant ranging from $7.81 to $10.25 per share. Options granted under the plan were for a term of two to ten years. Each option granted had a vesting period of two, three, four or five years, with such vesting commencing one year from the date of grant, except in the event of termination of employment when all such granted options are exercisable within three, six or twelve months depending upon the circumstances of such termination. The period for granting options under the plan expired on August 30, 1992. The period for exercising the options can not exceed ten years from date of grant. The option price was determined by the Board of Directors but could not be less than the fair market value of the stock on the date of grant. During 1994, 7,946 options were exercised at prices ranging from $7.81 to $8.75. Stock options under the plan were as follows:

                                               Year ended December 31,
                                            ----------------------------
                                              1994      1993      1992
                                            --------  --------  --------
Outstanding, beginning of year ............  352,073   387,093   447,393
   Granted ................................        -         -    82,900
   Exercised ..............................   (7,946)  (24,820)  (58,540)
   Expired ................................   (5,000)  (10,200)  (84,660)
                                            --------  --------   -------
Outstanding, end of year ..................  339,127   352,073   387,093
                                            ========  ========   =======
Shares exercisable, end of year ...........  264,797   214,680   168,082
                                            ========  ========   =======

(c) 1979 Stock Option Plan

     Under Employers Mutual's 1979 Stock Option Plan, 480,000 shares of the
Company's common stock were reserved for issuance to certain officers and key management employees of Employers Mutual and its subsidiaries as determined by its Board of Directors. Options were granted to 37 individuals. The period for granting options under the plan expired on March 31, 1984. Options granted vested at an annual rate of 10 percent on a cumulative basis. Upon death, retirement, or permanent disability, all options granted became exercisable.
During 1994, 4,800 options were exercised at a price of $6.38. Stock options under the plan were as follows:

                                               Year ended December 31,
                                            ----------------------------
                                              1994      1993      1992
                                            --------  --------  --------
Outstanding, beginning of year ............    4,800     5,760    44,440
   Exercised ..............................   (4,800)     (960)  (38,200)
   Expired ................................        -         -      (480)
                                            --------  --------  --------
Outstanding, end of year ..................        -     4,800     5,760
                                            ========  ========  ========
Shares exercisable, end of year ...........        -     4,800     3,840
                                            ========  ========  ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

16. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of (1) cash, (2) indebtedness to/from related party,
(3) accounts receivable, (4) accounts payable and (5) accrued expenses approximate fair value because of the short maturity of these instruments.

     The estimated fair value of the Company's investments at December 31, 1994 are summarized as follows. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services (see note 10).

                                                    Carrying     Estimated
                                                     Amount      Fair Value
                                                  ------------  ------------
Fixed maturity securities:
  Held-to-maturity .............................. $243,649,720  $238,721,488
  Available-for-sale ............................   76,492,396    76,492,396
Short-term investments ..........................   16,029,426    16,029,426

17. CONTINGENT LIABILITIES

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

     Employers Mutual has entered into unsecured financing arrangements with several large commercial policyholders. The Company, under terms of the pooling agreement, is a 22 percent participant in these policies (note 2). At
December 31, 1994, the Company is contingently liable for $2,156,000 of unsecured receivables held by Employers Mutual.

     Employers Mutual has purchased annuities to fund future payments that are fixed pursuant to specific claim settlement provisions. The Company, under terms of the pooling agreement, is a 22 percent participant in these annuities
(note 2). The Company is contingently liable to various claimants in the amount of $1,262,412 in the event that the issuing company would be unable to fulfill its obligations.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

18. UNAUDITED INTERIM FINANCIAL INFORMATION

                                          Three months ended,
                        ------------------------------------------------------

                          March 31      June 30     September 30  December 31
                        ------------  ------------  ------------  ------------
1994
----
Total revenues ........ $ 45,660,377  $ 44,748,377  $ 47,061,359  $ 49,242,492
                        ============  ============  ============  ============
Income before income
  taxes ............... $  3,059,771  $  5,107,880  $  4,830,735  $  5,678,382
Income taxes ..........      757,227     1,288,137     1,543,917     1,581,760
                        ------------  ------------  ------------  ------------
     Net income ....... $  2,302,544  $  3,819,743  $  3,286,818  $  4,096,622
                        ============  ============  ============  ============

Earnings per share*.... $        .22  $        .37  $        .31  $        .39
                        ============  ============  ============  ============

1993
----
Total revenues ........ $ 42,369,391  $ 45,480,653  $ 45,519,261  $ 44,791,846
                        ============  ============  ============  ============
Income before income
  taxes (benefit) ..... $  3,375,144  $    476,062  $    627,295  $  4,540,635
Income taxes (benefit)     1,262,205      (963,626)      392,546     1,193,976
                        ------------  ------------  ------------  ------------
Income from operations     2,112,939     1,439,688       234,749     3,346,659
Income from accounting
  changes .............    2,621,344             -             -             -
                        ------------  ------------  ------------  ------------
     Net income ....... $  4,734,283  $  1,439,688  $    234,749  $  3,346,659
                        ============  ============  ============  ============

Earnings per share:*
  Income from
    operations ........ $        .21  $        .14  $        .02  $        .33
  Income from
    accounting changes           .26             -             -             -
                        ------------  ------------  ------------  ------------
     Total ............ $        .47  $        .14  $        .02  $        .33
                        ============  ============  ============  ============

1992
----
Total revenues ........ $ 40,592,007  $ 41,298,060  $ 42,664,483  $ 44,779,617
                        ============  ============  ============  ============
Income (loss) before
  income taxes
  (benefit) ........... $  2,315,687  $  1,015,692  $ (2,472,573) $    116,251
Income taxes (benefit)       299,983       516,923      (879,335)      821,794
                        ------------  ------------  ------------  ------------
     Net income (loss)  $  2,015,704  $    498,769  $ (1,593,238) $   (705,543)
                        ============  ============  ============  ============

Earnings (loss) per
  share* .............. $        .20  $        .05  $       (.16) $       (.07)
                        ============  ============  ============  ============

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------  ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         ------------------------------------
     None.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

     See the information under the caption "Election of Directors" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 25, 1995, which information is incorporated herein by reference.

     The following sets forth information regarding all executive officers of the Company.

         NAME         AGE                      POSITION

Bruce G. Kelley        41        President and Chief Executive Officer of the
                                 Company and of Employers Mutual since 1992.
                                 He was elected President of the Company and
                                 Employers Mutual in 1991.  Mr. Kelley was
                                 Executive Vice President of the Company and
                                 Employers Mutual from 1989 to 1991.  He has
                                 been employed with Employers Mutual since
                                 1985.

Fred A. Schiek         60        Executive Vice President and Chief Operating
                                 Officer of the Company and of Employers
                                 Mutual since 1992.  He was Vice President of
                                 Employers Mutual from 1983 until 1992.  He
                                 has been employed by Employers Mutual since
                                 1959.

E. H. Creese           63        Senior Vice President and Treasurer of the
                                 Company since 1993 and of Employers Mutual
                                 since 1992.  He was Vice President and
                                 Treasurer of the Company from 1983 until 1993
                                 and of Employers Mutual from 1985 until 1992.
                                 He has been employed by Employers Mutual since
                                 1984.

Philip T. Van Ekeren   64        Senior Vice President and Secretary of the
                                 Company since 1993 and of Employers Mutual
                                 since 1992.  He was Vice President and
                                 Secretary of the Company from 1978 until 1993
                                 and of Employers Mutual from 1978 until 1992.
                                 He has been employed by Employers Mutual since
                                 1961.

David O. Narigon       42        Vice President of the Company and of Employers
                                 Mutual since 1989.  He has been employed by
                                 Employers Mutual since 1983.


Raymond W. Davis       49        Vice President of the Company and Employers
                                 Mutual since 1985.  He has been employed by
                                 Employers Mutual since 1979.

ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

     See the information under the caption "Compensation of Management" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 25, 1995, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

     See the information under the captions "Voting Securities and Principal
Stockholder" and "Security Ownership of Management" in the Company's Proxy
Statement in connection with its Annual Meeting to be held on May 25, 1995, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

     See the information under the caption "Certain Relationships and Related
Transactions" in the Company's Proxy Statement in connection with its Annual
Meeting to be held on May 25, 1995, which information is incorporated herein by reference.

                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------

(a)  List of Financial Statements and Schedules.                     Form 10-K
                                                                        Page
                                                                       ------
     1.  Financial Statements

         Independent Auditor's Report ................................   51
         Consolidated Balance Sheets, December 31, 1994 and 1993 .....   52
         Consolidated Statements of Income for the Years ended
            December 31, 1994, 1993 and 1992 .........................   54
         Consolidated Statements of Stockholders' Equity for the
            Years ended December 31, 1994, 1993 and 1992 .............   56
         Consolidated Statements of Cash Flows for the Years ended
            December 31, 1994, 1993 and 1992 .........................   58
         Notes to Consolidated Financial Statements ..................   60


     2.  Schedules

         Independent Auditor's Report on Schedules ...................   97
         Schedule I   - Summary of Investments .......................   98
         Schedule III - Condensed Financial Information of Registrant    99
         Schedule V   - Supplementary Insurance Information ..........  102
         Schedule VI  - Reinsurance ..................................  103
         Schedule X   - Supplemental Information Concerning
                          Property-Casualty Insurance Operations .....  104


         All other schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in notes to consolidated financial statements or are not significant in amount.

     3.  Management contracts and compensatory plan arrangements

         Exhibit 10(b).  Management Incentive Compensation Plan.
         Exhibit 10(d).  Employers Mutual Casualty Company 1982 Incentive
                           Stock Option Plan, as amended.
         Exhibit 10(f).  Deferred Bonus Compensation Plans.
         Exhibit 10(g).  EMC Reinsurance Company Executive Bonus Program.
         Exhibit 10(i).  Employers Mutual Casualty Company Excess Retirement
                           Benefit Agreement.
         Exhibit 10(k).  Employers Mutual Casualty Company 1993 Employee
                           Stock Purchase Plan.
         Exhibit 10(l).  1993 Employers Mutual Casualty Company Incentive
                           Stock Option Plan.
         Exhibit 10(m).  Employers Mutual Casualty Company Non-Employee
                           Director Stock Option Plan.

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

    10.  Material contracts.

         (a)  Quota Share Reinsurance Contract between Employers Mutual
              Casualty Company and EMC Reinsurance Company, as amended.
              (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1993.)

         (b) Management Incentive Compensation Plan. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1983.)

         (c) EMC Insurance Companies reinsurance pooling agreements between Employers Mutual Casualty Company and certain of its affiliated companies, as amended. (Incorporated by reference to the Company's Form 10-K for the calendar year ended
              December 31, 1993.)

         (d)  Employers Mutual Casualty Company 1982 Incentive Stock Option
              Plan, as amended.  (Incorporated by reference to the Company's
              Form 10-K for the calendar year ended December 31, 1986.)

         (e)  Excess of loss reinsurance contract between Employers Mutual
              Casualty Company and Farm and City Insurance Company.
              (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1985.)

         (f) Deferred Bonus Compensation Plans. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December
              31, 1986.)

         (g) EMC Reinsurance Company Executive Bonus Program. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1989.)

         (h)  EMC Insurance Group Inc. Amended and Restated Dividend
              Reinvestment and Common Stock Purchase Plan. (Incorporated by reference to Registration No. 33-34499.)

         (i)  Employers Mutual Casualty Company Excess Retirement Benefit
              Agreement.  (Incorporated by reference to the Company's Form
              10-K for the calendar year ended December 31, 1989.)

         (j) Aggregate Catastrophe Excess of Loss Retrocession Agreement between EMC Reinsurance Company and Employers Mutual Casualty
              Company. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1991.)

         (k)  Employers Mutual Casualty Company 1993 Employee Stock Purchase
              Plan.  (Incorporated by reference to Registration No. 33-49335.)

         (l)  1993 Employers Mutual Casualty Company Incentive Stock Option
              Plan.  (Incorporated by reference to Registration No. 33-49337.)

         (m)  Employers Mutual Casualty Company Non-Employee Director Stock
              Option Plan.  (Incorporated by reference to Registration No.
              33-49339.)

    13.  1994 Annual Report to Stockholders.  (All information called for by
         Parts I and II of this Form 10-K has been included in this document under the respective item numbers (Items 1 through 9).

    21.  Subsidiaries of the Registrant.

    23.  Consent of KPMG Peat Marwick LLP with respect to Forms S-8
         (Registration Nos. 2-93738, 33-49335, 33-49337 and 33-49339) and Form
         S-3 (Registration No. 33-34499).

    24.  Power of Attorney.

    28. Consolidated Schedule P of Annual Statements provided to state regulatory authorities.

(d) Financial statements required by Regulation S-X which are excluded from the Annual Report to Stockholders by Rule 14a-3(b)(1).

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1995.


                             EMC INSURANCE GROUP INC.

                             /s/ E. H. Creese
                             ------------------------------------
                             E. H. Creese
                             Senior Vice President,
                             Treasurer & Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1995.

                        /s/ E. H. Creese
                        --------------------------------------
                        George C. Carpenter III*
                        Director

                        /s/ E. H. Creese
                        --------------------------------------
                        E. H. Creese
                        Director

                        /s/ E. H. Creese
                        --------------------------------------
                        David J. Fisher*
                        Director

                        /s/ E. H. Creese
                        --------------------------------------
                        Bruce G. Kelley*
                        President and Director (Chief Executive Officer)

                        /s/ E. H. Creese
                        --------------------------------------
                        George W. Kochheiser*
                        Chairman of the Board and Director

                        /s/ E. H. Creese
                        --------------------------------------
                        Raymond A. Michel*
                        Director

                        /s/ E. H. Creese
                        --------------------------------------
                        Fredrick A. Schiek*
                        Director


* by power of attorney

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES



The Board of Directors and Stockholders
EMC Insurance Group Inc.:

     Under date of February 20, 1995, we reported on the consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended
December 31, 1994, as contained in Part II, Item 8 of the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related supplementary financial statement schedules listed in Part IV, Item 14(a)2. These supplementary financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these supplementary financial statement schedules based on our audits.

     In our opinion, such supplementary financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in notes 1, 10, 11 and 13 to the consolidated financial statements, the Company changed its method of computing unearned premiums in 1993 and implemented the provisions of the Financial Accounting Standards
Board's Statements No. 106, "Employers Accounting for Postretirement Benefits
Other Than Pensions", No. 109, "Accounting for Income Taxes" and No. 115,
"Accounting for Certain Investments in Debt and Equity Securities."


                                         /s/ KPMG Peat Marwick LLP


Des Moines, Iowa
February 20, 1995

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                     Schedule I - Summary of Investments -
                   Other Than Investments in Related Parties

                              December 31, 1994

                                                                   Amount at
                                                                  which shown
                                                       Market        in the
       Type of investment                 Cost         value      balance sheet
       ------------------             ------------  ------------  -------------
Securities held-to-maturity:
  Fixed maturities:
    United States Government
      and government agencies
      and authorities ............... $142,968,102  $141,888,527  $142,968,102
    States, municipalities and
      political subdivisions ........   78,423,605    75,494,956    78,423,605
    Foreign governments .............      583,309       590,720       583,309
    Public utilities ................    8,622,154     8,251,307     8,622,154
    All other corporate bonds .......   13,052,550    12,495,978    13,052,550
                                      ------------  ------------  ------------
      Total fixed maturity securities  243,649,720   238,721,488   243,649,720
                                      ------------  ------------  ------------
Securities available-for-sale:
  Fixed maturities:
    United States Government
      and government agencies
      and authorities ...............   15,835,019    15,835,019    15,835,019
    States, municipalities and
      political subdivisions ........   55,274,052    54,112,888    54,112,888
    Foreign governments .............    1,994,980     1,884,720     1,884,720
    All other corporate bonds .......    4,250,000     4,250,000     4,250,000
    Redeemable preferred stocks .....      454,941       409,769       409,769
                                      ------------  ------------  ------------
      Total fixed maturity securities   77,808,992    76,492,396    76,492,396
                                      ------------  ------------  ------------
  Short-term investments ............   16,029,426    16,029,426    16,029,426
                                      ------------  ------------  ------------
            Total investments ....... $337,488,138  $331,243,310  $336,171,542
                                      ============  ============  ============

                    EMC INSURANCE GROUP INC. AND SUBSIDIARIES

         Schedule III - Condensed Financial Information of Registrant

                            Condensed Balance Sheets


                                                         December 31,
                                                  --------------------------
                                                      1994          1993
                                                  ------------  ------------
ASSETS
------
Investment in common stock of
  subsidiaries (equity method) .................. $111,420,069  $104,350,390
Fixed maturity securities held-to-maturity,
  at amortized cost .............................    2,002,494             -
Equity securities available-for-sale, at
  market value ..................................            -       475,000
Short-term investments ..........................    3,172,259     4,785,692
Cash ............................................       61,389        35,414
Accrued investment income .......................       57,768        13,750
Accounts receivable .............................       37,502             -
Income taxes recoverable ........................       32,000        67,000
Indebtedness of related party ...................       87,023         4,624
                                                  ------------  ------------
     Total assets ............................... $116,870,504  $109,731,870
                                                  ============  ============

LIABILITIES
-----------
Accounts payable ................................ $    143,815  $     98,101
                                                  ------------  ------------
     Total liabilities ..........................      143,815        98,101
                                                  ------------  ------------

STOCKHOLDERS' EQUITY
--------------------
Common stock, $1 par value,
  authorized 20,000,000 shares;
  issued and outstanding, 10,587,629 shares
  in 1994 and 10,325,329 shares in 1993 .........   10,587,629    10,325,329
Additional paid-in capital ......................   57,162,911    55,021,926
Unrealized holding losses on equity securities
  available-for-sale, net of tax ................            -       (19,800)
Retained earnings ...............................   49,086,216    44,387,700
Treasury stock, at cost (10,931 shares in 1994
  and 8,090 shares in 1993) .....................     (110,067)      (81,386)
                                                  ------------  ------------
     Total stockholders' equity .................  116,726,689   109,633,769
                                                  ------------  ------------
     Total liabilities and stockholders' equity   $116,870,504  $109,731,870
                                                  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Condensed Statements of Income

                                              Years ended December 31,
                                        -------------------------------------
                                            1994         1993         1992
                                        -----------  -----------  -----------
Equity in undistributed earnings (loss) $10,464,926  $ 6,370,743  $(3,142,782)
Dividends received from
  consolidated subsidiaries ...........   3,068,019      860,000    3,288,010
Investment income .....................     236,519      214,825      483,786
Loss on sale of stock .................      (5,000)     (30,000)           -
                                        -----------  -----------  -----------

                                         13,764,464    7,415,568      629,014

Operating expenses ....................     315,784      345,678      312,778
                                        -----------  -----------  -----------
   Income from operations before
     income taxes (benefit) ...........  13,448,680    7,069,890      316,236

Income taxes (benefit) ................     (57,047)     (64,145)     100,544
                                        -----------  -----------  -----------

   Income from operations .............  13,505,727    7,134,035      215,692

Income from accounting changes ........           -    2,621,344            -
                                        -----------  -----------  -----------
              Net income .............. $13,505,727  $ 9,755,379  $   215,692
                                        ===========  ===========  ===========

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      Condensed Statements of Cash Flows


                                              Years ended December 31,
                                        -------------------------------------

                                            1994         1993         1992
                                        -----------  -----------  -----------
Net cash provided by
  operating activities ................ $ 2,962,596  $   761,673  $ 3,370,212
                                        -----------  -----------  -----------
Cash flows from investing activities:
  Fixed maturities ....................  (2,002,494)           -            -
  Short-term investments ..............   1,613,433    1,937,409   13,815,080
  Sale of life subsidiary .............           -            -      474,356
  Sale of stock .......................     500,000      500,000            -
                                        -----------  -----------  -----------
      Net cash provided by
       investing activities ...........     110,939    2,437,409   14,289,436
                                        -----------  -----------  -----------

Cash flows from financing activities:
  Issuance of common stock ............     491,676      331,568      748,405
  Dividends paid to stockholders ......  (3,510,555)  (3,443,465)  (5,103,890)
  Capital contribution to subsidiaries            -            -  (13,000,000)
  Purchase of treasury stock, net .....     (28,681)    (118,641)    (278,241)
                                        -----------  -----------  -----------

    Net cash used in financing
     activities .......................  (3,047,560)  (3,230,538) (17,633,726)
                                        -----------  -----------  -----------

Net increase (decrease) in cash .......      25,975      (31,456)      25,922

Cash at beginning of year .............      35,414       66,870       40,948
                                        -----------  -----------  -----------

Cash at end of year ................... $    61,389  $    35,414  $    66,870
                                        ===========  ===========  ===========

Income taxes paid ..................... $    62,433  $    14,000  $    86,544
Interest paid .........................           -            -            -


                                 EMC INSURANCE GROUP INC. AND SUBSIDIARIES
                              Schedule V - Supplementary Insurance Information
                              For Years Ended December 31, 1994, 1993 and 1992

                                    Deferred     Losses and                                     Net
                                  acquisition    settlement     Unearned       Premium       Investment
            Segment                   costs       expenses      premiums       revenue         income
            -------                ----------   ------------   -----------   ------------   -----------

Year ended December 31, 1994:
   Property and casualty insurance $6,448,141   $148,541,352   $38,804,128   $115,411,835   $14,080,206
   Reinsurance ...................  1,706,245     46,925,895     7,755,657     37,256,763     5,354,494
   Nonstandard risk automobile
     insurance ...................    239,249      7,714,368     1,112,785     12,160,781     1,152,341
   Excess and surplus lines
     insurance management ........          -              -             -              -       106,120
   Parent company ................          -              -             -              -       236,519
                                   ----------   ------------   -----------   ------------   -----------
       Consolidated .............. $8,393,635   $203,181,615   $47,672,570   $164,829,379   $20,929,680
                                   ==========   ============   ===========   ============   ===========

Year ended December 31, 1993:
   Property and casualty insurance $6,275,214   $146,305,725   $38,898,256   $109,584,986   $13,242,584
   Reinsurance ...................  1,134,185     42,063,802     5,670,927     33,324,202     6,090,294
   Nonstandard risk automobile
     insurance ...................    289,465      8,752,325     1,371,873     13,528,350     1,165,684
   Excess and surplus lines
     insurance management ........          -              -             -              -        66,564
   Parent company ................          -              -             -              -       214,825
                                   ----------   ------------   -----------   ------------   -----------
       Consolidated .............. $7,698,864   $197,121,852   $45,941,056   $156,437,538   $20,779,951
                                   ==========   ============   ===========   ============   ===========

Year ended December 31, 1992:
   Property and casualty insurance $5,824,597   $156,531,043   $39,252,263   $109,138,829   $13,047,540
   Reinsurance ...................  2,006,408     68,136,494     6,918,647     26,615,180     6,763,257
   Nonstandard risk automobile
     insurance ...................    281,826      6,731,101     1,335,666     11,656,278     1,178,748
   Excess and surplus lines
     insurance management ........          -              -             -              -        66,266
   Parent company.................          -              -             -              -       483,786
   Eliminations...................          -    (16,009,773)   (1,522,102)             -             -
                                   ----------   ------------   -----------   ------------   -----------
       Consolidated .............. $8,112,831   $215,388,865   $45,984,474   $147,410,287   $21,539,597
                                   ==========   ============   ===========   ============   ===========

                                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES
                              Schedule V - Supplementary Insurance Information
                              For Years Ended December 31, 1994, 1993 and 1992


                                     Losses and      policy        Other
                                     settlement    acquisition   underwriting   Premiums
            Segment                   expenses        costs        expenses      written
            -------                 ------------   -----------   -----------  ------------

Year ended December 31, 1994:
   Property and casualty insurance  $ 77,872,039   $20,338,769   $13,163,706  $115,699,969
   Reinsurance ...................    30,564,830     8,754,885     2,654,290  $ 39,341,493
   Nonstandard risk automobile
     insurance ...................     8,507,185     2,608,135       551,551  $ 11,901,693
   Excess and surplus lines
     insurance management ........             -             -      (399,125)
   Parent company ................             -             -       315,784
                                    ------------   -----------   -----------
       Consolidated ..............  $116,944,054   $31,701,789   $16,286,206
                                    ============   ===========   ===========

Year ended December 31, 1993:
   Property and casualty insurance  $ 79,777,312   $19,528,117   $11,597,944  $112,293,341
   Reinsurance ...................    27,871,896     8,331,595     3,161,007  $ 32,076,482
   Nonstandard risk automobile
     insurance ...................    12,706,091     2,857,463       507,486  $ 13,564,557
   Excess and surplus lines
     insurance management ........             -             -       (36,858)
   Parent company ................             -             -       345,678
                                    ------------  ------------   -----------
       Consolidated ..............  $120,355,299   $30,717,175   $15,575,257
                                    ============  ============   ===========

Year ended December 31, 1992:
   Property and casualty insurance  $ 82,313,897   $18,050,053   $12,560,922  $117,716,175
   Reinsurance ...................    29,046,587     8,784,715       688,251  $ 28,207,488
   Nonstandard risk automobile
     insurance ...................    10,727,349     2,456,594       464,984  $ 11,896,220
   Excess and surplus lines
     insurance management ........             -             -      (429,756)
   Parent company.................             -             -       312,778
   Eliminations...................             -             -             -
                                     -----------   -----------   -----------
       Consolidated ..............  $122,087,833   $29,291,362   $13,597,179
                                    ============   ===========   ===========

                               EMC INSURANCE GROUP INC. AND SUBSIDIARIES
                                           Schedule VI - Reinsurance
                           For years ended December 31, 1994, 1993 and 1992

                                                                                                  Percentage
                                                            Ceded to      Assumed                 of amount
                                               Gross          other      from other       Net      assumed
                                               amount       companies     companies      amount     to net
                                            ------------  ------------  ------------  ------------  ------

Year ended December 31, 1994:
   Earned premiums:
     Consolidated property and casualty
       insurance .......................... $140,012,247  $138,010,578  $162,827,710  $164,829,379   98.8%
                                            ============  ============  ============  ============  ======
Year ended December 31, 1993:
   Earned premiums:
     Consolidated property and casualty
       insurance .......................... $137,141,457  $135,828,770  $155,124,851  $156,437,538   99.2%
                                            ============  ============  ============  ============  ======

Year ended December 31, 1992:
   Earned premiums:
     Consolidated property and casualty
       insurance .......................... $142,391,771  $150,404,371  $155,422,887  $147,410,287  105.4%
                                            ============  ============  ============  ============  ======

                           EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                Schedule X - Supplemental Insurance Information Concerning
                             Property-Casualty Insurance Operations
                       For Years Ended December 31, 1994, 1993 and 1992

                                                            Discount,
                                 Deferred    Reserves for   if any,
                                  policy      losses and    deducted                                    Net
Consolidated property-         acquisition    settlement      from      Unearned        Earned       investment
casualty entities                  costs       expenses     reserves    premiums       premiums        income
----------------------          ----------   ------------   --------   -----------   ------------   -----------

Year ended December 31, 1994:   $8,393,635   $203,181,615   $  -0-     $47,672,570   $164,829,379   $20,587,041
                                ==========   ============   ========   ===========   ============   ===========

Year ended December 31, 1993:   $7,698,864   $197,121,852   $  -0-     $45,941,056   $156,437,538   $20,498,562
                                ==========   ============   ========   ===========   ============    ==========

Year ended December 31, 1992:   $8,112,831   $215,388,865   $  -0-     $45,984,474   $147,410,287   $20,989,545
                                ==========   ============   ========   ===========   ============   ===========

                                      Losses and
                                  settlement expenses       Amortization
                                  incurred related to       of deferred       Paid
                                    (1)           (2)         policy       losses and
Consolidated property-            Current        Prior      acquisition    settlement      Premiums
casualty entities                   Year         Years         costs        expenses       Written
----------------------          ------------   ----------   -----------   ------------   ------------

Year ended December 31, 1994:   $123,343,829  ($6,399,775)  $31,701,789   $107,576,486   $166,943,155
                                ============   ==========   ===========   ============   ============

Year ended December 31, 1993:   $119,896,526   $  458,773   $30,717,175   $130,823,484   $157,934,380
                                ============   ==========   ===========   ============   ============

Year ended December 31, 1992:   $116,615,951   $5,471,882   $29,291,362   $ 76,815,572   $157,819,883
                                ============   ==========   ===========   ============   ============

Differences between Electronic and Circulated 10-K's
----------------------------------------------------

1) The index to exhibits in the electronic format indicates if the exhibits are included in the direct transmission or are filed under Form SE. The circulated document contains the page numbers of the exhibits.

2) Exhibit 28 was filed in hard copy under Form SE and is not included in the filed under EDGAR.