Form 10-Q
period 1995-03-31
EMC INSURANCE GROUP INC
filed 1995-05-11
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH  31, 1995
                               ----------------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                  to
                              ------------------  ---------------------

Commission File Number:  0-10956
                       -------------

                          EMC INSURANCE GROUP INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Iowa                                            42-6234555
- -------------------------------                          ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


717 Mulberry Street, Des Moines, Iowa                            50309
- ---------------------------------------                  ------------------
(Address of principal executive office)                       (Zip Code)


                               (515) 280-2581
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              ----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at April 30, 1995
                  -----                      -------------------------------

     Common stock, $1.00 par value                       10,643,101
                                                         ----------

Total pages   14
            ------

PART I.  FINANCIAL INFORMATION
- -------  ---------------------
Item 1.  Financial Statements
- -------  ---------------------


                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                     March 31,   December 31,
                                                       1995          1994
                                                   ------------  ------------
                                                    (Unaudited)
ASSETS

Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (market value $263,441,262 and $238,721,488) $260,701,422  $243,649,720
    Securities available-for-sale, at market value
      (amortized cost $64,628,775 and $77,808,992)   64,886,646    76,492,396
  Equity securities available-for-sale, at market
    value (cost $3,387,500 and $0) ...............    3,523,247             -
  Short-term investments, at cost ................   12,865,814    16,029,426
                                                   ------------  ------------
           Total investments .....................  341,977,129   336,171,542

Cash .............................................    1,000,600     1,258,221
Indebtedness of related party ....................      848,148             -
Accrued investment income ........................    5,680,375     5,560,633
Accounts receivable ..............................    1,012,845     1,280,550
Deferred policy acquisition costs ................    8,475,536     8,393,635
Deferred income taxes ............................   14,135,358    14,190,499
Intangible assets, including goodwill, at cost
  less accumulated amortization of $1,708,271
  and $1,674,643 .................................    1,849,549     1,883,177
Reinsurance receivables ..........................   14,367,100    14,935,048
Prepaid reinsurance premiums .....................    2,476,329     2,121,033
Other assets .....................................    1,440,927     1,575,540
                                                   ------------  ------------
           Total assets .......................... $393,263,896  $387,369,878
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                    March 31,    December 31,
                                                       1995          1994
                                                   ------------  ------------
                                                    (Unaudited)
LIABILITIES

Losses and settlement expenses ................... $206,136,942  $203,181,615
Unearned premiums ................................   47,061,603    47,672,570
Other policyholders' funds .......................    3,165,633     3,102,609
Indebtedness to related party ....................            -       937,356
Income taxes payable .............................    2,193,000     1,736,000
Postretirement benefits ..........................    4,168,132     4,086,674
Deferred income ..................................    1,189,977     1,283,662
Other liabilities ................................    7,770,285     8,642,703
                                                   ------------  ------------
    Total liabilities ............................  271,685,572   270,643,189
                                                   ------------  ------------
STOCKHOLDERS' EQUITY

Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 10,660,914
  shares in 1995 and 10,587,629 shares in 1994 ...   10,660,914    10,587,629
Additional paid-in capital .......................   57,821,454    57,162,911
Unrealized holding gains (losses) on fixed
  maturity securities available-for-sale,
  net of tax .....................................      170,194    (1,316,596)
Unrealized holding gains on equity securities
  available-for-sale, net of tax .................       89,593             -
Retained earnings ................................   53,026,065    50,402,812
Treasury stock, at cost (18,550 shares in 1995
  and 10,931 shares in 1994) .....................     (189,896)     (110,067)
                                                   ------------  ------------
    Total stockholders' equity ...................  121,578,324   116,726,689
                                                   ------------  ------------
    Total liabilities and stockholders' equity ... $393,263,896  $387,369,878
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Consolidated Statements of Income
                                 (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                     ------------------------
                                                         1995        1994
                                                     -----------  -----------
REVENUES:
  Premiums earned .................................. $40,000,170  $40,308,915
  Investment income, net ...........................   5,847,141    4,925,577
  Realized investment gains ........................         698      307,204
  Other income .....................................      93,685      118,681
                                                     -----------  -----------
                                                      45,941,694   45,660,377
                                                     -----------  -----------
LOSSES AND EXPENSES:
  Losses and settlement expenses ...................  27,736,609   30,510,688
  Dividends to policyholders .......................     706,417    1,030,156
  Amortization of deferred policy acquisition costs    7,696,906    7,287,527
  Other underwriting expenses ......................   4,273,453    3,772,235
                                                     -----------  -----------
                                                      40,413,385   42,600,606
                                                     -----------  -----------
   Income before income taxes ......................   5,528,309    3,059,771
                                                     -----------  -----------
INCOME TAXES:
  Current ..........................................   1,606,895    1,121,750
  Deferred .........................................     (78,689)    (364,523)
                                                     -----------  -----------
                                                       1,528,206      757,227
                                                     -----------  -----------
        Net income ................................. $ 4,000,103  $ 2,302,544
                                                     ===========  ===========

Earnings per share .................................        $.38         $.22
                                                     ===========  ===========

Dividend per share .................................        $.13         $.13
                                                     ===========  ===========

Average number of shares outstanding ...............  10,594,512   10,336,183
                                                     ===========  ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     Three months ended
                                                          March 31,
                                                  --------------------------
                                                      1995          1994
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................... $  4,000,103  $  2,302,544
                                                  ------------  ------------
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Losses and settlement expenses ............    2,955,327     3,778,255
      Unearned premiums .........................     (610,967)     (630,944)
      Other policyholders' funds ................       63,024       493,799
      Deferred policy acquisition costs .........      (81,901)       67,208
      Indebtedness of related party .............   (1,785,504)   14,684,292
      Accrued investment income .................     (119,742)      (91,831)
      Accrued income taxes:
        Current .................................      457,000     1,100,000
        Deferred ................................      (78,688)     (364,523)
      Provision for amortization ................       (1,744)        2,872
      Realized investment gains .................         (698)     (307,204)
      Postretirement benefits ...................       81,458       140,358
      Reinsurance receivables ...................      567,948       308,605
      Prepaid reinsurance premiums ..............     (355,296)     (383,110)
      Amortization of deferred income ...........      (93,685)     (118,681)
      Other, net ................................     (470,100)   (2,043,763)
                                                  ------------  ------------
                                                       526,432    16,635,333
                                                  ------------  ------------
        Net cash provided by
            operating activities ................    4,526,535    18,937,877
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed maturity securities
    held-to-maturity ............................  (22,204,536)  (19,534,553)
  Maturities of fixed maturity securities
    held-to-maturity ............................    5,182,886    13,923,082
  Purchases of fixed maturity securities
    available-for-sale ..........................  (12,369,869)  (73,662,544)
  Maturities of fixed maturity securities
    available-for-sale ..........................   25,556,102    62,595,399
  Purchases of equity securities
    available-for-sale ..........................   (3,387,500)            -
  Sale of equity securities available-for-sale ..            -       500,000
  Net sales (purchases) of short-term investments    3,163,612    (1,608,378)
                                                  ------------  ------------
    Net cash used in investing activities .......   (4,059,305)  (17,786,994)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................      243,749       199,174
  Dividends paid to stockholders ................     (888,771)     (870,956)
  Purchase of treasury stock, net ...............      (79,829)            -
                                                  ------------  ------------
      Net cash used in financing activities .....     (724,851)     (671,782)
                                                  ------------  ------------
NET (DECREASE) INCREASE IN CASH .................     (257,621)      479,101
Cash at beginning of year .......................    1,258,221       675,203
                                                  ------------  ------------
Cash at end of quarter .......................... $  1,000,600  $  1,154,304
                                                  ============  ============
Income taxes paid ............................... $    810,000  $     18,873
Interest paid ...................................          896             -

                      EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                  Notes to Interim Consolidated Financial Statements
                                     (Unaudited)

                                   March 31, 1995


Note 1
- ------

The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. The information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

Note 2
- ------

Certain amounts previously reported in prior year consolidated financial statements have been reclassified to conform to current year presentation.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- -------    Condition and Results of Operations
                                (Unaudited)

OVERVIEW

     EMC Insurance Group Inc. (the "Company"), an approximately 67 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance, reinsurance, nonstandard risk automobile insurance and excess and surplus lines insurance management. Property and casualty insurance is the most significant segment, representing 71.1 percent of consolidated premium income.

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

     The excess and surplus lines insurance management company provides insurance agents with access to the excess and surplus lines markets and also functions as managing underwriter for such lines for Employers Mutual and several of the pool members.

     The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. The information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- -------    Condition and Results of Operations, Continued
                                (Unaudited)

CONSOLIDATED RESULTS OF OPERATIONS

Operating results for the three months ended March 31, 1995 and 1994 are as follows:

($ in thousands)                             1995        1994
                                           --------    --------
Premiums earned .......................... $ 40,000    $ 40,309
Losses and settlement expenses ...........   27,737      30,511
Other expenses ...........................   12,677      12,090
                                           --------    --------
Underwriting loss ........................     (414)     (2,292)
Net investment income ....................    5,847       4,926
Realized investment gains ................        1         307
Other income .............................       94         119
                                           --------    --------
Operating income before income taxes ..... $  5,528    $  3,060
                                           ========    ========
Incurred losses and settlement expenses:
  Insured events of the current year ..... $ 24,879    $ 28,240
  Increase in provision for insured
    events of prior years ................    2,858       2,271
                                           --------    --------
   Total losses and settlement expenses .. $ 27,737    $ 30,511
                                           ========    ========
Catastrophe losses ....................... $    417    $  1,683
                                           ========    ========

     Operating income before income taxes increased 80.7 percent to $5,528,000 for the three months ended March 31, 1995 from $3,060,000 for the same period in 1994. This increase is primarily due to a significant improvement in the operating results of the reinsurance subsidiary. Operating results for the property and casualty insurance subsidiaries and the excess and surplus lines insurance management subsidiary also improved, while results for the nonstandard risk automobile insurance subsidiary declined.

     Premiums earned decreased .8 percent to $40,000,000 for the three months ended March 31, 1995 from $40,309,000 for the same period in 1994. An increase in premium income in the reinsurance subsidiary was more than offset by declines in the nonstandard risk automobile subsidiary and the property and casualty insurance subsidiaries.

     Losses and expenses decreased 5.1 percent to $40,414,000 for the three months ended March 31, 1995 from $42,601,000 for the same period in 1994. This decrease is primarily due to a decline in catastrophe losses, which totaled $417,000 for the three months ended March 31, 1995 compared to $1,683,000 for the same period in 1994.

     Net investment income increased 18.7 percent to $5,847,000 for the three months ended March 31, 1995 from $4,926,000 for the same period in 1994. This increase reflects a larger invested asset balance as well as higher interest rates.

     Realized investment gains decreased to $1,000 for the three months ended March 31, 1995 from $307,000 for the same period in 1994. This decrease reflects fewer calls and prepayments on fixed maturity securities due to the rise in interest rates.

     Other income for the three months ended March 31, 1995 was $94,000 compared to $119,000 for the same period in 1994. These amounts represent the amortization of deferred income related to reserve discounting on the commutation of one of the reinsurance subsidiary's reinsurance contracts under the quota share agreement in 1993.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- -------    Condition and Results of Operations, Continued
                                (Unaudited)

SEGMENT RESULTS

Property and Casualty Insurance

Operating results for the three months ended March 31, 1995 and 1994 are as follows:

($ in thousands)                             1995        1994
                                           --------    --------
Premiums earned .......................... $ 28,427    $ 28,559
Losses and settlement expenses ...........   19,647      20,247
Other expenses ...........................    9,202       8,906
                                           --------    --------
Underwriting loss ........................     (422)       (594)
Net investment income ....................    3,939       3,283
Realized investment gains ................        -         221
                                           --------    --------
Operating income before income taxes ..... $  3,517    $  2,910
                                           ========    ========
Incurred losses and settlement expenses:
  Insured events of the current year ..... $ 18,261    $ 19,283
  Increase in provision for insured
    events of prior years ................    1,386         964
                                           --------    --------
   Total losses and settlement expenses .. $ 19,647    $ 20,247
                                           ========    ========
Catastrophe losses ....................... $    318    $    619
                                           ========    ========

     Premiums earned decreased slightly to $28,427,000 for the three months ended March 31, 1995 from $28,559,000 for the same period in 1994. Production increases for 1995 continue to be hampered by intense rate competition and management does not expect market conditions to change during 1995. Overall, a small increase in premium volume for the year is expected.

     Underwriting loss decreased 29.0 percent to $422,000 for the three months ended March 31, 1995 from $594,000 for the same period in 1994. Underwriting results improved in the personal lines of business due to the lack of severe weather-related losses as well as management continuing to improve the marketing and underwriting of the personal lines of business in order to obtain the best selection of business. The commercial liability lines showed improved results for the first three months of 1995 while the commercial property line deteriorated due to several large losses. Ongoing medial claims management and reform measures implemented by several states to control costs continue to improve the workers' compensation line of business. By monitoring this reform on a state by state basis and writing more business in states that show a potential for profit, management has been able to achieve improved results.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- -------    Condition and Results of Operations, Continued
                                (Unaudited)

Reinsurance

Operating results for the three months ended March 31, 1995 and 1994 are as follows:

($ in thousands)                               1995       1994
                                             --------   --------
Premiums earned ............................ $  8,975   $  8,461
Losses and settlement expenses .............    5,995      7,916
Other expenses .............................    2,876      2,401
                                             --------   --------
Underwriting gain (loss) ...................      104     (1,856)
Net investment income ......................    1,480      1,296
Realized investment gains ..................        1         77
Other income ...............................       94        119
                                             --------   --------
Operating income (loss) before income taxes  $  1,679   $   (364)
                                             ========   ========
Incurred losses and settlement expenses:
  Insured events of the current year ....... $  4,555   $  6,243
  Increase in provision for insured
    events of prior years ..................    1,440      1,673
                                             --------   --------
   Total losses and settlement expenses .... $  5,995   $  7,916
                                             ========   ========
Catastrophe losses ......................... $     99   $  1,064
                                             ========   ========

     Premiums earned increased 6.1 percent to $8,975,000 for the three months ended March 31, 1995 from $8,461,000 for the same period in 1994. This increase primarily reflects additional premium volume on new and existing pro rata contracts. Premiums for 1995 are expected to remain above 1994 levels through June, but then decline with the expiration of four large national pro rata accounts which were cancelled effective December 31, 1994. Overall, premiums for 1995 are expected to show only a slight increase. During 1995, more emphasis will be placed upon writing excess of loss business in non-hurricane prone areas and increasing participation on existing contracts that have favorable terms. Pro rata business will continue to be written, but the emphasis will be on local and regional accounts and excess of loss business. Some national account pro rata business will remain, but with terms that provide appropriate limitations and protections for catastrophe exposure.

     Underwriting gain for the three months ended March 31, 1995 was $104,000 compared to an underwriting loss of $1,856,000 for the same period in 1994. Loss experience improved significantly due in part to a decline in catastrophe losses, which totaled $99,000 for the three months ended March 31, 1995 and $1,064,000 for the same period in 1994. In addition to catastrophe losses, results for the first three months of 1994 were adversely affected by crop hail losses totaling $700,000, which were not present in the first three months of 1995.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- -------    Condition and Results of Operations, Continued
                                (Unaudited)

Nonstandard Risk Automobile Insurance

Operating results for the three months ended March 31, 1995 and 1994 are as follows:

($ in thousands)                               1995        1994
                                             --------    --------
Premiums earned ............................ $  2,598    $  3,289
Losses and settlement expenses .............    2,095       2,348
Other expenses .............................      700         820
                                             --------    --------
Underwriting (loss) gain ...................     (197)        121
Net investment income ......................      308         291
Realized investment gains ..................        -           5
                                             --------    --------
Operating income before income taxes ....... $    111    $    417
                                             ========    ========
Incurred losses and settlement expenses:
  Insured events of the current year ....... $  2,063    $  2,714
  Increase (decrease) in provision for
    insured events of prior years ..........       32        (366)
                                             --------    --------
   Total losses and settlement expenses .... $  2,095    $  2,348
                                             ========    ========

     Premiums earned decreased 21.0 percent to $2,598,000 for the three months ended March 31, 1995 from $3,289,000 for the same period in 1994. Rate competition in the nonstandard market combined with the continued relaxing of underwriting standards in the standard market has led to a decrease in premium volume. Several companies in the nonstandard market are currently writing business at a discounted rate in an attempt to gain market share. The company has elected to emphasize profitability over premium volume and has not reduced rates in order to retain business.

     Underwriting loss for the first three months of 1995 was $197,000 compared to an underwriting gain of $121,000 for the same period in 1994. Underwriting results for 1994 benefited from a decrease in the provision for insured events of prior years of $366,000.

Excess and Surplus Lines Insurance Management

     Operating income before income taxes increased to $222,000 for the three months ended March 31, 1995 from $124,000 for the same period in 1994. The improvement in 1995 operations is the result of a continued emphasis on writing more excess and surplus lines business through Employers Mutual's agency force.

Parent Company

     Operating income before income taxes was $0 for the three months ended March 31, 1995 compared to an operating loss of $27,000 for the same period in 1994. This improvement is primarily due to an increase in investment income caused by higher interest rates.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- -------    Condition and Results of Operations, Continued
                                (Unaudited)

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a portion of the investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio is invested in securities with maturities that approximate the anticipated liabilities of the insurance issued. Net unrealized holding gains on fixed maturity securities available-for-sale totaled $170,000 at March 31, 1995.
This compares to net unrealized holding losses of $1,317,000 at December 31, 1994. Since the Company does not actively trade in the bond market, such fluctuations in the market value of these investments are not expected to have a material impact on the operations of the Company. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant.

     During the first three months of 1995, the Company invested approximately $3,500,000 in equity securities. The Company plans to reinvest approximately $10,000,000 of additional short-term funds and maturing U.S. Treasury Bills into equity securities by June 30, 1995. The overall liquidity position of the Company will not be affected by these investments. Net unrealized holding gains on equity securities totaled $90,000 at March 31, 1995.

     The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends and investment purchases.

     As of March 31, 1995, the Company had no material commitments for capital expenditures.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION
- --------  -----------------

Item 6.  Exhibits and Reports on Form 8-K
- -------  --------------------------------

    (a)  None.

    (b) No Form 8-K was filed by the registrant during the quarter ended March 31, 1995.

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


Date:  May 11, 1995