Form 10-Q
period 1995-06-30
EMC INSURANCE GROUP INC
filed 1995-08-14
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended JUNE 30, 1995
                               ----------------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                  to
                              ------------------  ---------------------

Commission File Number:  0-10956
                       -------------

                          EMC INSURANCE GROUP INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Iowa                                            42-6234555
-------------------------------                          ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


717 Mulberry Street, Des Moines, Iowa                            50309
---------------------------------------                  ------------------
(Address of principal executive office)                       (Zip Code)


                               (515) 280-2581
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                              ----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at July 31, 1995
                  -----                      -------------------------------

     Common stock, $1.00 par value                       10,715,145
                                                         ----------

Total pages   15
            ------

PART I.  FINANCIAL INFORMATION
-------  ---------------------
Item 1.  Financial Statements
-------  ---------------------


                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                                                     June 30,    December 31,
                                                       1995          1994
                                                   ------------  ------------
                                                    (Unaudited)
ASSETS

Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (market value $265,922,353 and $238,721,488) $255,360,210  $243,649,720
    Securities available-for-sale, at market value

      (amortized cost $60,211,077 and $77,808,992)   60,950,613    76,492,396
  Equity securities available-for-sale, at market
    value (cost $13,550,000 and $0) ..............   14,326,594             -
  Short-term investments, at cost ................   14,558,333    16,029,426
                                                   ------------  ------------
           Total investments .....................  345,195,750   336,171,542

Cash .............................................    1,304,192     1,258,221
Indebtedness of related party ....................    2,396,020             -
Accrued investment income ........................    5,622,567     5,560,633
Accounts receivable ..............................      874,135     1,280,550
Deferred policy acquisition costs ................    8,971,164     8,393,635
Deferred income taxes ............................   13,586,802    14,190,499
Intangible assets, including goodwill, at cost

  less accumulated amortization of $1,741,899

  and $1,674,643 .................................    1,815,921     1,883,177
Reinsurance receivables ..........................   14,017,311    14,935,048
Prepaid reinsurance premiums .....................    2,277,560     2,121,033
Other assets .....................................    1,321,072     1,575,540
                                                   ------------  ------------
           Total assets .......................... $397,382,494  $387,369,878
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                                                     June 30,    December 31,
                                                       1995          1994
                                                   ------------  ------------
                                                    (Unaudited)
LIABILITIES

Losses and settlement expenses ................... $204,138,482  $203,181,615
Unearned premiums ................................   48,533,376    47,672,570
Other policyholders' funds .......................    3,817,420     3,102,609
Indebtedness to related party ....................            -       937,356
Income taxes payable .............................    1,558,000     1,736,000
Postretirement benefits ..........................    4,242,027     4,086,674
Deferred income ..................................    1,101,963     1,283,662
Other liabilities ................................    7,110,327     8,642,703
                                                   ------------  ------------
    Total liabilities ............................  270,501,595   270,643,189
                                                   ------------  ------------
STOCKHOLDERS' EQUITY

Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 10,755,540
  shares in 1995 and 10,587,629 shares in 1994 ...   10,755,540    10,587,629
Additional paid-in capital .......................   58,832,397    57,162,911
Unrealized holding gains (losses) on fixed
  maturity securities available-for-sale,
  net of tax .....................................      488,094    (1,316,596)
Unrealized holding gains on equity securities
  available-for-sale, net of tax .................      512,551             -

Retained earnings ................................   56,761,269    50,402,812
Treasury stock, at cost (41,754 shares in 1995

  and 10,931 shares in 1994) .....................     (468,952)     (110,067)
                                                   ------------  ------------
    Total stockholders' equity ...................  126,880,899   116,726,689
                                                   ------------  ------------
    Total liabilities and stockholders' equity ... $397,382,494  $387,369,878
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                               Three months ended        Six months ended
                                   June 30,                  June 30,
                            ------------------------ ------------------------
                                1995         1994        1995         1994
                            -----------  ----------- -----------  -----------
REVENUES:
  Premiums earned ..........$37,839,646  $39,496,469 $77,839,816  $79,805,384
  Investment income, net ...  5,616,938    5,041,213  11,464,079    9,966,790
  Realized investment gains       4,775       99,445       5,473      406,649
  Other income .............     88,014      111,250     181,699      229,931
                            -----------  ----------- -----------  -----------
                             43,549,373   44,748,377  89,491,067   90,408,754
                            -----------  ----------- -----------  -----------
LOSSES AND EXPENSES:
  Losses and settlement
    expenses ............... 22,903,950   27,418,776  50,640,559   57,929,464
  Dividends to policyholders  1,468,675      372,199   2,175,092    1,402,355
  Amortization of deferred
    policy acquisition costs  7,565,686    7,779,174  15,262,592   15,066,701
  Other underwriting
    expenses ...............  4,217,902    4,070,348   8,491,355    7,842,583
                            -----------  ----------- -----------  -----------
                             36,156,213   39,640,497  76,569,598   82,241,103
                            -----------  ----------- -----------  -----------
   Income before income
     taxes .................  7,393,160    5,107,880  12,921,469    8,167,651
                            -----------  ----------- -----------  -----------
INCOME TAXES:

  Current ..................  2,106,481    1,133,432   3,713,376    2,255,182
  Deferred .................    166,902      154,705      88,213     (209,818)
                            -----------  ----------- -----------  -----------
                              2,273,383    1,288,137   3,801,589    2,045,364
                            -----------  ----------- -----------  -----------
        Net income .........$ 5,119,777  $ 3,819,743 $ 9,119,880  $ 6,122,287
                            ===========  =========== ===========  ===========

Earnings per share .........       $.48         $.37        $.86         $.59
                            ===========  =========== ===========  ===========

Dividend per share .........       $.13         $.13        $.26         $.26
                            ===========  =========== ===========  ===========

Average number of shares
  outstanding .............. 10,650,777   10,396,080  10,622,645   10,366,131
                            ===========  =========== ===========  ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Six months ended
                                                           June 30,
                                                  --------------------------
                                                      1995          1994
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................... $  9,119,880  $  6,122,287
                                                  ------------  ------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Losses and settlement expenses ............      956,867     5,851,281
      Unearned premiums .........................      860,806     1,458,340
      Other policyholders' funds ................      714,811       406,051
      Deferred policy acquisition costs .........     (577,529)     (585,775)
      Indebtedness of related party .............   (3,333,376)    9,233,225
      Accrued investment income .................      (61,934)       82,454
      Accrued income taxes:
        Current .................................     (178,000)      463,025
        Deferred ................................       88,213      (209,818)
      Provision for amortization ................      (15,091)       (1,652)
      Realized investment gains .................       (5,473)     (406,649)
      Postretirement benefits ...................      155,353       287,337
      Reinsurance receivables ...................      917,737       254,726
      Prepaid reinsurance premiums ..............     (156,527)       45,958
      Amortization of deferred income ...........     (181,699)     (229,931)
      Other, net ................................     (871,493)   (2,279,531)
                                                  ------------  ------------
                                                    (1,687,335)   14,369,041
                                                  ------------  ------------
        Net cash provided by
            operating activities ................    7,432,545    20,491,328
                                                  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of fixed maturity securities
    held-to-maturity ............................  (22,904,536)  (41,261,502)
  Maturities of fixed maturity securities
    held-to-maturity ............................   11,269,764    25,695,244
  Purchases of fixed maturity securities
    available-for-sale ..........................  (14,869,869) (135,833,689)
  Maturities of fixed maturity securities
    available-for-sale ..........................   32,479,887   132,826,050
  Purchases of equity securities
    available-for-sale ..........................  (13,550,000)            -
  Sale of equity securities available-for-sale ..            -       500,000
  Net sales (purchases) of short-term investments    1,471,091      (854,996)
                                                  ------------  ------------
    Net cash used in investing activities .......   (6,103,663)  (18,928,893)
                                                  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................      857,983       240,467
  Dividends paid to stockholders ................   (1,782,009)   (1,746,047)
  Purchase of treasury stock, net ...............     (358,885)            -
                                                  ------------  ------------
      Net cash used in financing activities .....   (1,282,911)   (1,505,580)
                                                  ------------  ------------
NET INCREASE IN CASH ............................       45,971        56,855
Cash at beginning of year .......................    1,258,221       675,203
                                                  ------------  ------------
Cash at end of quarter .......................... $  1,304,192  $    732,058
                                                  ============  ============
Income taxes paid ............................... $  4,012,400  $  1,792,157
Interest paid ...................................      167,881             -

                      EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

                                    June 30, 1995

NOTE 1
------
The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. The information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

NOTE 2
------
Certain amounts previously reported in prior year consolidated financial statements have been reclassified to conform to current year presentation.


NOTE 3
------
In reviewing these financial statements, reference should be made to the 1994 Annual Report to Shareholders for more detailed footnote information.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------    CONDITION AND RESULTS OF OPERATIONS
                                (Unaudited)

OVERVIEW

     EMC Insurance Group Inc. (the "Company"), an approximately 67 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance, reinsurance, nonstandard risk automobile insurance and excess and surplus lines insurance management. Property and casualty insurance is the most significant segment, representing 73.4 percent of consolidated premium income.

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

     The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. The information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------    CONDITION AND RESULTS OF OPERATIONS
                                (Unaudited)

CONSOLIDATED RESULTS OF OPERATIONS

     Operating results for the six months ended June 30, 1995 and 1994, and the three months ended June 30, 1995 and 1994 and March 31, 1995 are as follows:

                                 Six months ended      Three months ended
                                -----------------  --------------------------
                                     June 30,      June 30, June 30, March 31,
($ in thousands)                  1995     1994      1995     1994     1995
                                -------- --------  -------- -------- --------
Premiums earned ............... $ 77,840 $ 79,805  $ 37,840 $ 39,496 $ 40,000
Losses and settlement expenses    50,641   57,929    22,904   27,418   27,737
Other expenses ................   25,929   24,312    13,252   12,222   12,677
                                -------- --------  -------- -------- --------
Underwriting gain (loss) ......    1,270   (2,436)    1,684     (144)    (414)
Net investment income .........   11,464    9,967     5,617    5,041    5,847
Realized investment gains .....        5      407         4      100        1
Other income ..................      182      230        88      111       94
                                -------- --------  -------- -------- --------
Operating income before
  income taxes ................ $ 12,921 $  8,168  $  7,393 $  5,108 $  5,528
                                ======== ========  ======== ======== ========
Losses and settlement expenses:
  Insured events of the
    current year .............. $ 54,906 $ 56,263  $ 30,027 $ 28,023 $ 24,879
  (Decrease) increase in
    provision for insured
    events of prior years .....   (4,265)   1,666    (7,123)    (605)   2,858
                                -------- --------  -------- -------- --------
      Total losses and
        settlement expenses ... $ 50,641 $ 57,929  $ 22,904 $ 27,418 $ 27,737
                                ======== ========  ======== ======== ========
Catastrophe losses ............ $  2,923 $  3,356  $  2,506 $  1,673 $    417
                                ======== ========  ======== ======== ========

     Operating income before income taxes increased 58.2 percent for the six months ended June 30, 1995 from the same period in 1994. This increase is primarily due to a significant improvement in the operating results of the reinsurance subsidiary. Operating results for the property and casualty insurance subsidiaries and the excess and surplus lines insurance management subsidiary also improved, while results for the nonstandard risk automobile insurance subsidiary declined. Second quarter operating results improved significantly for the reinsurance subsidiary and the property and casualty insurance subsidiaries while the nonstandard risk automobile insurance subsidiary showed a decline.

     Premiums earned decreased 2.5 percent for the six months ended June 30, 1995 from the same period in 1994. Premium volume decreased slightly in the property and casualty insurance subsidiaries while the reinsurance and nonstandard risk automobile insurance subsidiaries experienced more significant declines.

     Losses and expenses decreased 6.9 percent for the six months ended June 30, 1995 from the same period in 1994. Results for the first six months of 1995 benefited from a decrease in the provision for insured events of prior years of $4,265,000 compared to an increase in the provision for insured events of prior years of $1,666,000 for the first six months of 1994.

     Net investment income increased 15.0 percent for the six months ended June 30, 1995 from the same period in 1994 due to a larger invested asset balance as well as higher interest rates.

     Realized investment gains decreased for the six months ended June 30, 1995 from the same period in 1994 reflecting fewer calls and prepayments on fixed maturity securities due to the rise in interest rates.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------    CONDITION AND RESULTS OF OPERATIONS
                                (Unaudited)

     Other income amounts represent the amortization of deferred income related to reserve discounting on the commutation of one of the reinsurance subsidiary's reinsurance contracts under the quota share agreement in 1993.


SEGMENT RESULTS

PROPERTY AND CASUALTY INSURANCE

     Operating income before income taxes increased 22.4 percent for the first six months of 1995 from the same period in 1994. This improvement is primarily due to favorable development on prior year claims. Operating results improved in the second quarter of 1995 despite increased catastrophe losses from wind and hail damage in the Midwest.

     Operating results for the six months ended June 30, 1995 and 1994, and the three months ended June 30, 1995 and 1994 and March 31, 1995 are as follows:

                                 Six months ended      Three months ended
                                -----------------  --------------------------
                                     June 30,      June 30, June 30, March 31,
($ in thousands)                  1995     1994      1995     1994     1995
                                -------- --------  -------- -------- --------
Premiums earned ............... $ 57,149 $ 57,627  $ 28,722 $ 29,068 $ 28,427
Losses and settlement expenses    35,702   38,958    16,055   18,711   19,647
Other expenses ................   19,473   17,875    10,271    8,969    9,202
                                -------- --------  -------- -------- --------
Underwriting gain (loss) ......    1,974      794     2,396    1,388     (422)
Net investment income .........    7,620    6,752     3,681    3,469    3,939
Realized investment gains .....        3      296         3       75        -
                                -------- --------  -------- -------- --------
Operating income before
  income taxes ................ $  9,597 $  7,842  $  6,080 $  4,932 $  3,517
                                ======== ========  ======== ======== ========
Losses and settlement expenses:
  Insured events of the
    current year .............. $ 38,535 $ 39,055  $ 20,274 $ 19,772 $ 18,261
  (Decrease) increase in
    provision for insured
    events of prior years .....   (2,833)     (97)   (4,219)  (1,061)   1,386
                                -------- --------  -------- -------- --------
      Total losses and
        settlement expenses ... $ 35,702 $ 38,958  $ 16,055 $ 18,711 $ 19,647
                                ======== ========  ======== ======== ========
Catastrophe losses ............ $  2,677 $  2,033  $  2,359 $  1,414 $    318
                                ======== ========  ======== ======== ========

     Premiums earned decreased 0.8 percent for the six months ended June 30, 1995 from the same period in 1994. Premiums from direct (controlled) business increased during the first six months of 1995 while premiums from mandatory assigned risk (non-controlled) business decreased, causing a net decrease in the total premiums earned. The decrease in mandatory assigned risk premiums is favorable as losses from this business are generally higher than losses from direct business. Direct business production for 1995 continues to be hampered by intense rate competition, and management does not expect market conditions to change during the remainder of 1995. Overall, a small increase in premium volume in the direct business for the year is expected.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------    CONDITION AND RESULTS OF OPERATIONS
                                (Unaudited)

     Underwriting results for the six months ended June 30, 1995 benefited from a decrease in the provision for insured events of prior years of $2,833,000. Over the last several years, reserves associated with workers' compensation claims have been strengthened. These reserves have proven to be more than adequate when the claims were actually settled. As a result, current period operations have benefited. The property and casualty insurance subsidiaries have historically experienced redundancies in their reserves and current reserving practices have not been relaxed. However, the level of redundancies experienced in the first six months of 1995 is not expected to continue. Management continues to improve the marketing and underwriting of the personal lines of business by increasing the automation of the branches in order to obtain the best selection of business and to provide better service. Other expenses increased due to higher commission rates associated with property business and additional expenses associated with the various cost control units that have been implemented to control losses.

REINSURANCE

     Operating results for the reinsurance subsidiary benefited from an exceptionally calm period in the first six months of 1995 with no major catastrophes and no significant large losses. In addition, operating results have benefited from favorable development on prior year claims.

     Operating results for the six months ended June 30, 1995 and 1994, and the three months ended June 30, 1995 and 1994 and March 31, 1995 are as follows:

                                 Six months ended      Three months ended
                                -----------------  --------------------------
                                     June 30,      June 30, June 30, March 31,
($ in thousands)                  1995     1994      1995     1994     1995
                                -------- --------  -------- -------- --------
Premiums earned ............... $ 15,571 $ 15,746  $  6,596 $  7,285 $  8,975
Losses and settlement expenses    10,182   14,236     4,187    6,320    5,995
Other expenses ................    5,106    4,807     2,230    2,406    2,876
                                -------- --------  -------- -------- --------
Underwriting gain (loss) ......      283   (3,297)      179   (1,441)     104
Net investment income .........    2,985    2,525     1,505    1,229    1,480
Realized investment gains .....        2       80         1        3        1
Other income ..................      182      230        88      111       94
                                -------- --------  -------- -------- --------
Operating income (loss)
  before income taxes ......... $  3,452 $   (462) $  1,773 $    (98)$  1,679
                                ======== ========  ======== ======== ========
Losses and settlement expenses:
  Insured events of the
    current year .............. $ 11,851 $ 11,929  $  7,296 $  5,686 $  4,555
  (Decrease) increase in
    provision for insured
    events of prior years .....   (1,669)   2,307    (3,109)     634    1,440
                                -------- --------  -------- -------- --------
      Total losses and
        settlement expenses ... $ 10,182 $ 14,236  $  4,187 $  6,320 $  5,995
                                ======== ========  ======== ======== ========
Catastrophe losses ............ $    246 $  1,323  $    147 $    259 $     99
                                ======== ========  ======== ======== ========

     Premiums earned decreased slightly for the six months ended June 30, 1995 from the same period in 1994. Overall, premiums for 1995 are expected to remain steady or decrease slightly from 1994. During 1995, more emphasis has been placed upon writing excess of loss business and increasing participation on existing contracts that have favorable terms. Pro rata business will continue to be written, but the emphasis will be on local and regional accounts. Some national account pro rata business will remain, but with terms that provide appropriate limitations and protections for catastrophe exposure.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------    CONDITION AND RESULTS OF OPERATIONS
                                (Unaudited)

     Underwriting results for the first six months of 1995 reflect a decrease in the provision for insured events of prior years of $1,669,000 compared to an increase of $2,307,000 in 1994. The decrease in the provision for insured events of prior years in 1995 primarily reflects savings on several property pro rata losses and crop hail losses. The increase in the provision for insured events of prior years in the first six months of 1994 reflects significant development on crop hail losses. The improved loss experience for the first six months of 1995 also reflects a decline in catastrophe losses, which totaled $246,000 for the six months ended June 30, 1995 compared to $1,323,000 for the same period in 1994.

NONSTANDARD RISK AUTOMOBILE INSURANCE

     The nonstandard risk automobile marketplace has remained very competitive in 1995. The continued relaxing of underwriting standards in the standard market has resulted in a smaller pool of insureds seeking nonstandard automobile coverage. Companies within the standard market are retaining more of their marginal risks in order to retain the business and rehabilitate these risks to profitability. Therefore, more of the very high risks are being funneled to the nonstandard market. The smaller pool of potential insureds in the nonstandard market has resulted in increased rate competition.

     Operating results for the six months ended June 30, 1995 and 1994, and the three months ended June 30, 1995 and 1994 and March 31, 1995 are as follows:

                                 Six months ended      Three months ended
                                -----------------  --------------------------
                                     June 30,      June 30, June 30, March 31,
($ in thousands)                  1995     1994      1995     1994     1995
                                -------- --------  -------- -------- --------
Premiums earned ............... $  5,120 $  6,432  $  2,522 $  3,143 $  2,598
Losses and settlement expenses     4,757    4,735     2,662    2,387    2,095
Other expenses ................    1,411    1,632       711      812      700
                                -------- --------  -------- -------- --------
Underwriting (loss) gain ......   (1,048)      65      (851)     (56)    (197)
Net investment income .........      618      555       310      264      308
Realized investment gains .....        -       35         -       30        -
                                -------- --------  -------- -------- --------
Operating (loss) income
  before income taxes ......... $   (430)$    655  $   (541)$    238 $    111
                                ======== ========  ======== ======== ========
Losses and settlement expenses:
  Insured events of the
    current year .............. $  4,520 $  5,279  $  2,457 $  2,565 $  2,063
  Increase (decrease) in
    provision for insured
    events of prior years .....      237     (544)      205     (178)      32
                                -------- --------  -------- -------- --------
      Total losses and
        settlement expenses ... $  4,757 $  4,735  $  2,662 $  2,387 $  2,095
                                ======== ========  ======== ======== ========

     Premium volume continued to decrease in the second quarter of 1995 due to competition with the standard market and within the nonstandard market. The company has not reduced rates in order to retain business. As a result, there has been both a reduction in premium volume and a decline in the overall quality of the book of business. The company is attempting to increase production by improving its marketing and business relationships with agents. The number of new applications is increasing and management expects premium volume to improve in the last six months of 1995; however, total production for 1995 is expected to remain below 1994 levels. The company is also reviewing rate increases, but the timing of any increases is uncertain.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------    CONDITION AND RESULTS OF OPERATIONS
                                (Unaudited)

     Due to the decline in the overall quality of the book of business the company has experienced an increase in both the frequency and severity of losses, resulting in poor underwriting results. In addition, underwriting results for 1995 were negatively impacted by an increase in the provision for insured events of prior years of $237,000. Underwriting results for the first six months of 1994 benefited from a decrease in the provision for insured events of prior years of $544,000.

EXCESS AND SURPLUS LINES INSURANCE MANAGEMENT

     Operating income before income taxes increased to $331,000 for the six months ended June 30, 1995 from $230,000 for the same period in 1994. The improvement in 1995 operations is the result of expanded marketing efforts and the continued emphasis on writing more excess and surplus lines business through Employers Mutual's agency force. The improved operating results also reflect an increase in investment income caused by higher interest rates.

PARENT COMPANY

     Operating loss before income taxes decreased to $29,000 for the six months ended June 30, 1995 from $97,000 for the same period in 1994. This improvement is primarily due to an increase in investment income caused by higher interest rates.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a portion of the investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio is invested in securities with maturities that approximate the anticipated liabilities of the insurance issued. Net unrealized holding gains on fixed maturity securities available-for-sale totaled $488,000 at June 30, 1995.
This compares to net unrealized holding losses of $1,317,000 at December 31, 1994. Since the Company does not actively trade in the bond market, such fluctuations in the market value of these investments are not expected to have a material impact on the operations of the Company. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant.

     During the first six months of 1995, the Company invested $13,550,000 into equity securities from short-term funds and maturing U.S. Treasury Bills. The overall liquidity position of the Company has not been affected by these investments. Net unrealized holding gains on equity securities totaled $513,000 at June 30, 1995.

     The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends and investment purchases.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------    CONDITION AND RESULTS OF OPERATIONS
                                (Unaudited)

     During the first six months of 1995, the Company generated positive cash flows from operations of $7,433,000. This reflects $275,000 of return premium and $167,000 of interest expense related to the settlement of California Proposition 103 liabilities. This compares to a positive operating cash flow of $20,491,000 in 1994, which included $13,148,000 related to the gross-up of reserve amounts associated with the National Workers' Compensation Reinsurance Pool, as previously discussed in the 1994 Form 10-K Management's Discussion and
Analysis.

     A major source of cash flows for the holding company is dividend payments from its subsidiaries. State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval. The Company collected dividends from its insurance subsidiaries of $2,800,000 for the first six months of 1995 and $1,008,000 in the same period of 1994. The Company paid cash dividends to stockholders totaling $1,782,000 and $1,746,000 for the six months ended June 30, 1995 and 1994, respectively.

     As of June 30, 1995, the Company had no material commitments for capital expenditures.

PART II.  OTHER INFORMATION
--------  -----------------

Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  -----------------------------------------------------

    (a)  Annual Meeting of Stockholders
         EMC Insurance Group Inc.
         May 25, 1995

    (b)  The following seven persons were elected to serve as directors of the

         Company for the ensuing year:

         George C. Carpenter III                   Elwin H. Creese
         David J. Fisher                           Bruce G. Kelley
         George W. Kochheiser                      Raymond A. Michel
         Fredrick A. Schiek

    (c)  Items voted upon and number of votes cast:

         1.  Election of directors
                                                                     Broker
                                              Votes        Votes       Non
                  Nominee                   Cast for     Withheld     Votes
             -----------------------       ----------    --------    ------

             George C. Carpenter III       10,035,644       8,438    70,512
             Elwin H. Creese               10,036,816       7,266    70,512
             David J. Fisher               10,034,266       9,816    70,512
             Bruce G. Kelley               10,037,504       7,266    70,512
             George W. Kochheiser          10,036,530       7,552    70,512
             Raymond A. Michel             10,035,361       8,904    70,512
             Fredrick A. Schiek            10,036,816       7,266    70,512

         2. Proposal to ratify the appointment of KPMG Peat Marwick as the independent auditors of the Company:

               For 10,060,616     Against 6,122               Abstain 9,205
                  -----------            ------------                --------
               Broker Non-Votes 70,512              Withheld 0
                               -----------                  ---------

         The total number of qualified shares voted by proxy is: 10,020,857
                                                                -------------

    (d)  None.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

    (a)  None.

    (b) No Form 8-K was filed by the registrant during the quarter ended June 30, 1995.

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


Date:  August 14, 1995