Form 10-Q
period 1995-09-30
EMC INSURANCE GROUP INC
filed 1995-11-09
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended SEPTEMBER 30, 1995
                               ----------------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                  to
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
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              ----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at October 31, 1995
                  -----                      -------------------------------

     Common stock, $1.00 par value                       10,763,038
                                                         ----------

Total pages   XX
            ------

PART I.  FINANCIAL INFORMATION
-------  ---------------------
Item 1.  Financial Statements
-------  ---------------------


                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                   September 30,  December 31,
                                                       1995           1994
                                                   -------------  ------------
                                                    (Unaudited)
ASSETS

Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (market value $268,210,393 and $238,721,488)  $257,653,390  $243,649,720
    Securities available-for-sale, at market value
      (amortized cost $61,611,569 and $77,808,992)    62,773,243    76,492,396
  Equity securities available-for-sale, at market
    value (cost $13,908,981 and $0) ..............    15,284,867             -
  Short-term investments, at cost ................    17,322,377    16,029,426
                                                   -------------  ------------
           Total investments .....................   353,033,877   336,171,542

Cash .............................................     1,480,383     1,258,221
Indebtedness of related party ....................     4,959,073             -
Accrued investment income ........................     5,482,733     5,560,633
Accounts receivable ..............................       606,645     1,280,550
Deferred policy acquisition costs ................     9,696,650     8,393,635
Deferred income taxes ............................    12,931,919    14,190,499
Intangible assets, including goodwill, at cost
  less accumulated amortization of $1,775,528
  and $1,674,643 .................................     1,782,292     1,883,177
Reinsurance receivables ..........................    13,535,204    14,935,048
Prepaid reinsurance premiums .....................     2,425,841     2,121,033
Other assets .....................................     1,156,536     1,575,540
                                                   -------------  ------------
           Total assets ..........................  $407,091,153  $387,369,878
                                                   =============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                   September 30,  December 31,
                                                       1995           1994
                                                   -------------  ------------
                                                    (Unaudited)
LIABILITIES

Losses and settlement expenses ...................  $207,714,109  $203,181,615
Unearned premiums ................................    52,953,291    47,672,570
Other policyholders' funds .......................     3,072,810     3,102,609
Indebtedness to related party ....................             -       937,356
Income taxes payable .............................       341,000     1,736,000
Postretirement benefits ..........................     4,370,451     4,086,674
Deferred income ..................................     1,018,888     1,283,662
Other liabilities ................................     7,760,897     8,642,703
                                                   -------------  ------------
    Total liabilities ............................   277,231,446   270,643,189
                                                   -------------  ------------
STOCKHOLDERS' EQUITY

Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 10,818,100
  shares in 1995 and 10,587,629 shares in 1994 ...    10,818,100    10,587,629
Additional paid-in capital .......................    59,648,606    57,162,911
Unrealized holding gains (losses) on fixed
  maturity securities available-for-sale,
  net of tax .....................................       766,705    (1,316,596)
Unrealized holding gains on equity securities
  available-for-sale, net of tax .................       908,085             -
 Retained earnings ................................   58,357,754    50,402,812
Treasury stock, at cost (55,062 shares in 1995
  and 10,931 shares in 1994) .....................      (639,543)     (110,067)
                                                   -------------  ------------
    Total stockholders' equity ...................   129,859,707   116,726,689
                                                   -------------  ------------
    Total liabilities and stockholders' equity ...  $407,091,153  $387,369,878
                                                   =============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Consolidated Statements of Income
                                    (Unaudited)

                               Three months ended       Nine months ended
                                 September 30,            September 30,
                            ----------------------- --------------------------
                                1995        1994        1995          1994
                            ----------- ----------- ------------  ------------
REVENUES:
  Premiums earned ..........$41,242,521 $41,640,071 $119,082,337  $121,445,455
  Investment income, net ...  5,730,206   5,274,202   17,194,285    15,240,992
  Realized investment gains     302,398      42,310      307,871       448,959
  Other income .............     83,075     104,776      264,774       334,707
                            ----------- -----------  -----------   -----------
                             47,358,200  47,061,359  136,849,267   137,470,113
                            ----------- -----------  -----------   -----------
LOSSES AND EXPENSES:
  Losses and settlement
    expenses ............... 30,522,622  28,980,000   81,163,181    86,909,464
  Dividends to policyholders    478,888     922,614    2,653,980     2,324,969
  Amortization of deferred
    policy acquisition costs  7,992,608   8,187,140   23,255,200    23,253,841
  Other underwriting
    expenses ...............  4,657,984   4,140,870   13,149,339    11,983,453
                            ----------- -----------  -----------   -----------
                             43,652,102  42,230,624  120,221,700   124,471,727
                            ----------- -----------  -----------   -----------
   Income before income
     taxes .................  3,706,098   4,830,735   16,627,567    12,998,386
                            ----------- -----------  -----------   -----------
INCOME TAXES:
  Current ..................    408,209   1,084,371    4,121,585     3,339,553
  Deferred .................    307,596     459,546      395,809       249,728
                            ----------- -----------  -----------   -----------
                                715,805   1,543,917    4,517,394     3,589,281
                            ----------- -----------  -----------   -----------
        Net income .........$ 2,990,293 $ 3,286,818  $12,110,173   $ 9,409,105
                            =========== ===========  ===========   ===========

Earnings per share .........       $.28        $.31        $1.14          $.90
                            =========== ===========  ===========   ===========

Dividend per share .........       $.13        $.13         $.39          $.39
                            =========== ===========  ===========   ===========

Average number of shares
  outstanding .............. 10,724,282  10,466,614   10,656,524    10,399,626
                            =========== ===========  ===========   ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      Nine months ended
                                                        September 30,
                                                  --------------------------
                                                      1995          1994
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................... $ 12,110,173  $  9,409,105
                                                  ------------  ------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Losses and settlement expenses ............    4,532,494     7,900,962
      Unearned premiums .........................    5,280,721     5,944,768
      Other policyholders' funds ................      (29,799)       50,553
      Deferred policy acquisition costs .........   (1,303,015)   (1,490,048)
      Indebtedness of related party .............   (5,896,429)    7,979,605
      Accrued investment income .................       77,900      (571,586)
      Accrued income taxes:
        Current .................................   (1,395,000)      454,000
        Deferred ................................      395,809       249,728
      Provision for amortization ................       (1,132)          594
      Realized investment gains .................     (307,871)     (448,959)
      Postretirement benefits ...................      283,777       423,161
      Reinsurance receivables ...................    1,399,844      (229,640)
      Prepaid reinsurance premiums ..............     (304,808)      239,454
      Amortization of deferred income ...........     (264,774)     (334,707)
      Other, net ................................      211,103      (198,037)
                                                  ------------  ------------
                                                     2,678,820    19,969,848
                                                  ------------  ------------
        Net cash provided by
            operating activities ................   14,788,993    29,378,953
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed maturity securities
    held-to-maturity ............................  (28,901,718)  (71,583,301)
  Maturities of fixed maturity securities
    held-to-maturity ............................   14,989,238    30,108,336
  Purchases of fixed maturity securities
    available-for-sale ..........................  (24,366,619) (169,090,594)
  Maturities of fixed maturity securities
    available-for-sale ..........................   40,609,206   182,048,038
  Net (purchases) sales of mutual funds invested
    in equity securities available-for-sale .....  (13,635,446)            -
  Sale of equity securities available-for-sale ..            -       500,000
  Net (purchases) sales of short-term investments   (1,292,951)    1,616,315
                                                  ------------  ------------
    Net cash used in investing activities .......  (12,598,290)  (26,401,206)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................    1,242,067       384,962
  Dividends paid to stockholders ................   (2,681,132)   (2,626,230)
  Purchase of treasury stock, net ...............     (529,476)            -
                                                  ------------  ------------
      Net cash used in financing activities .....   (1,968,541)   (2,241,268)
                                                  ------------  ------------
NET INCREASE IN CASH ............................      222,162       736,479
Cash at beginning of year .......................    1,258,221       675,203
                                                  ------------  ------------
Cash at end of quarter .......................... $  1,480,383  $  1,411,682
                                                  ============  ============
Income taxes paid ............................... $  5,637,609  $  2,887,563
Interest paid ...................................      170,553        30,372

                      EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                  Notes to Interim Consolidated Financial Statements
                                     (Unaudited)

                                  September 30, 1995


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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations
                                (Unaudited)

OVERVIEW

     EMC Insurance Group Inc. (the "Company"), an approximately 67 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance, reinsurance, nonstandard risk automobile insurance and an excess and surplus lines insurance agency. Property and casualty insurance is the most significant segment, representing 73.2 percent of consolidated premium income.

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

     The excess and surplus lines insurance agency provides insurance agents access to the excess and surplus lines markets and also functions as managing underwriter for such lines for Employers Mutual and several of the pool members.

     The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. The information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued
                                (Unaudited)

CONSOLIDATED RESULTS OF OPERATIONS

     Operating results for the nine months and the three months ended September 30, 1995 and 1994 are as follows:

                                 Nine months ended    Three months ended
                                 ------------------   ------------------
                                   September 30,        September 30,
($ in thousands)                   1995      1994       1995      1994
                                 --------  --------   --------  --------
Premiums earned ................ $119,082  $121,445   $ 41,243  $ 41,640
Losses and settlement expenses     81,163    86,909     30,523    28,980
Other expenses .................   39,058    37,563     13,129    13,251
                                 --------  --------   --------  --------
Underwriting loss ..............   (1,139)   (3,027)    (2,409)     (591)
Net investment income ..........   17,194    15,241      5,730     5,274
Realized investment gains ......      308       449        302        42
Other income ...................      265       335         83       105
                                 --------  --------   --------  --------
Operating income before
  income taxes ................. $ 16,628  $ 12,998   $  3,706  $  4,830
                                 ========  ========   ========  ========
Losses and settlement expenses:
  Insured events of the
    current year ............... $ 89,871  $ 88,445   $ 34,965  $ 32,182
  Decrease in provision
    for insured events of
    prior years ................   (8,708)   (1,536)    (4,442)   (3,202)
                                 --------  --------   --------  --------
      Total losses and
        settlement expenses .... $ 81,163  $ 86,909   $ 30,523  $ 28,980
                                 ========  ========   ========  ========
Catastrophe losses ............. $  4,364  $  5,688   $  1,441  $  2,332
                                 ========  ========   ========  ========

     Operating income before income taxes increased 27.9 percent for the nine months ended September 30, 1995 from the same period in 1994. This increase is primarily due to significant improvement in the operating results of the reinsurance subsidiary. Operating results for the property and casualty insurance subsidiaries and the excess and surplus lines insurance agency also improved, while results for the nonstandard risk automobile insurance subsidiary declined. Third quarter operating results improved for the reinsurance subsidiary while the property and casualty insurance subsidiaries and the nonstandard risk automobile insurance subsidiary showed declines compared to the same period last year.

     Premiums earned decreased slightly for the nine months and the three months ended September 30, 1995 from the same periods in 1994. Premium volume increased slightly in the property and casualty insurance subsidiaries while the reinsurance and nonstandard risk automobile insurance subsidiaries experienced declines.

     Losses and expenses decreased for the nine months ended September 30, 1995, but increased for the three months ended September 30, 1995 from the same periods in 1994. Results for the nine months and three months ended September 30, 1995 have benefited from both a decline in catastrophe losses and a greater decrease in the provision for insured events of prior years than experienced in 1994. However, results for the third quarter of 1995 were negatively impacted by summer storms and several large losses.

     Net investment income increased for the nine months and three months ended September 30, 1995 from the same periods in 1994 due primarily to a larger invested asset balance.

     Realized investment gains decreased for the nine months ended September 30, 1995 from the same period in 1994 reflecting fewer calls and prepayments on fixed maturity securities.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued
                                (Unaudited)

     Other income amounts represent the amortization of deferred income related to reserve discounting on the commutation of one of the reinsurance subsidiary's reinsurance contracts under the quota share agreement in 1993.

SEGMENT RESULTS

Property and Casualty Insurance

     Operating income before income taxes increased 12.6 percent for the first nine months of 1995 from the same period in 1994. This improvement is primarily due to favorable development on prior year claims. Over the last several years, reserves associated with workers' compensation claims were strengthened. These reserves have proven to be more than adequate when the claims were actually settled. As a result, current period operations have benefited.

     Operating results for the nine months and the three months ended September 30, 1995 and 1994 are as follows:

                                 Nine months ended    Three months ended
                                 ------------------   ------------------
                                   September 30,        September 30,
($ in thousands)                   1995      1994       1995      1994
                                 --------  --------   --------  --------
Premiums earned ................ $ 87,157  $ 86,434   $ 30,009  $ 28,808
Losses and settlement expenses     57,321    58,775     21,619    19,816
Other expenses .................   29,116    27,212      9,644     9,338
                                 --------  --------   --------  --------
Underwriting gain (loss) .......      720       447     (1,254)     (346)
Net investment income ..........   11,419    10,289      3,799     3,536
Realized investment gains ......      296       308        293        12
                                 --------  --------   --------  --------
Operating income before
  income taxes ................. $ 12,435  $ 11,044   $  2,838  $  3,202
                                 ========  ========   ========  ========
Losses and settlement expenses:
  Insured events of the
    current year ............... $ 63,786  $ 61,628   $ 25,251  $ 22,573
  Decrease in provision
    for insured events of
    prior years ................   (6,465)   (2,853)    (3,632)   (2,757)
                                 --------  --------   --------  --------
      Total losses and
        settlement expenses .... $ 57,321  $ 58,775   $ 21,619  $ 19,816
                                 ========  ========   ========  ========
Catastrophe losses ............. $  3,729  $  3,909   $  1,053  $  1,876
                                 ========  ========   ========  ========

     Premiums earned increased 0.8 percent for the nine months ended September 30, 1995 from the same period in 1994. Premium increases in direct (controlled) business were partially offset by decreases in mandatory assigned risk programs, resulting in a small increase in total premiums earned. The decrease in mandatory assigned risk premiums is favorable as losses from this business are generally higher than losses from direct business. Direct business production for 1995 continues to be hampered by intense rate competition and management does not expect market conditions to change during the remainder of 1995. Overall, a small increase in premium volume for the year is expected.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued
                                (Unaudited)

     Underwriting results for the nine months and the three months ended September 30, 1995 benefited from a substantial decrease in the provision for insured events of prior years. The property and casualty insurance subsidiaries have historically experienced redundancies in their reserves and current reserving practices have not been relaxed. However, the level of redundancies experienced in the first nine months of 1995 may or may not continue in the future. Underwriting results for the third quarter of 1995 benefited from a decline in catastrophe losses, but these savings were more than offset by losses associated with summer storms and several large claims. Management continues to improve the marketing and underwriting of the personal lines of business by increasing the automation of the branches in order to obtain the best selection of business and to provide better service. Other expenses increased due to higher commission rates associated with property business and additional expenses associated with various cost control units that have been implemented to control losses.

Reinsurance

     Operating results for the reinsurance subsidiary benefited from no major catastrophes and no significant large losses in the first nine months of 1995. Even though it was an unusually active hurricane season, the company experienced a small number of catastrophe losses in the third quarter of 1995. This reflects the company's emphasis on writing business in non-hurricane prone areas. In addition, operating results have benefited from favorable development on prior year claims.

     Operating results for the nine months and the three months ended September 30, 1995 and 1994 are as follows:

                                 Nine months ended    Three months ended
                                 ------------------   ------------------
                                   September 30,        September 30,
($ in thousands)                   1995      1994       1995      1994
                                 --------  --------   --------  --------
Premiums earned ................ $ 24,335  $ 25,636   $  8,764  $  9,889
Losses and settlement expenses     16,511    21,473      6,329     7,238
Other expenses .................    7,860     7,968      2,754     3,159
                                 --------  --------   --------  --------
Underwriting loss ..............      (36)   (3,805)      (319)     (508)
Net investment income ..........    4,507     3,909      1,522     1,384
Realized investment gains ......       12        85         10         5
Other income ...................      265       335         83       105
                                 --------  --------   --------  --------
Operating income before
  income taxes ................. $  4,748  $    524   $  1,296  $    986
                                 ========  ========   ========  ========
Losses and settlement expenses:
  Insured events of the
    current year ............... $ 19,048  $ 19,499   $  7,197  $  7,570
  (Decrease) increase in
    provision for insured
    events of prior years ......   (2,537)    1,974       (868)     (332)
                                 --------  --------   --------  --------
      Total losses and
        settlement expenses .... $ 16,511  $ 21,473   $  6,329  $  7,238
                                 ========  ========   ========  ========
Catastrophe losses ............. $    635  $  1,779   $    388  $    456
                                 ========  ========   ========  ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued
                                (Unaudited)

     Premiums earned decreased for the nine months and the three months ended September 30, 1995 from the same period in 1994. During 1995, more emphasis has been placed upon writing excess of loss business and increasing participation on existing contracts that have favorable terms. Pro rata business has continued to be written, but the emphasis has been on local and regional accounts. Some national account pro rata business has remained, but with terms that provide appropriate limitations and protections for catastrophe exposure. Overall, premiums for 1995 are expected to be flat or slightly below 1994 levels.

     Underwriting results for the nine months and the three months ended September 30, 1995 reflect a substantial decrease in the provision for insured events of prior years. The decrease in 1995 primarily reflects savings on several property pro rata and crop hail losses. The increase in the first nine months of 1994 reflects significant development on crop hail losses. The improved loss experience for the first nine months of 1995 also reflects a decline in catastrophe losses, which totaled $635,000 for the nine months ended September 30, 1995 compared to $1,779,000 for the same period in 1994. Other expenses decreased in both the nine months and three months ended September 30, 1995 from the same periods in 1994 due to lower commission expenses resulting from the reduction in premium volume.

Nonstandard Risk Automobile Insurance

     The nonstandard risk automobile marketplace continues to be very competitive. Companies within the standard market are retaining more of their marginal risks in order to retain the business and rehabilitate these risks to profitability. This relaxing of underwriting standards in the standard market has resulted in a smaller pool of insureds seeking nonstandard automobile coverage. Therefore, more of the very high risks are being funneled to the nonstandard market. The smaller pool of potential insureds in the nonstandard market has resulted in increased rate competition and an overall decline in the company's book of business.

     Operating results for the nine months and the three months ended September 30, 1995 and 1994 are as follows:

                                 Nine months ended    Three months ended
                                 ------------------   ------------------
                                   September 30,        September 30,
($ in thousands)                   1995      1994       1995      1994
                                 --------  --------   --------  --------
Premiums earned ................ $  7,590  $  9,375   $  2,470  $  2,943
Losses and settlement expenses      7,331     6,661      2,575     1,926
Other expenses .................    2,100     2,404        688       772
                                 --------  --------   --------  --------
Underwriting (loss) gain .......   (1,841)      310       (793)      245
Net investment income ..........      897       842        279       288
Realized investment gains ......        -        61          -        25
                                 --------  --------   --------  --------
Operating (loss) income
  before income taxes .......... $   (944) $  1,213   $   (514) $    558
                                 ========  ========   ========  ========
Losses and settlement expenses:
  Insured events of the
    current year ............... $  7,037  $  7,318   $  2,517  $  2,039
  Increase (decrease) in
    provision for insured
    events of prior years ......      294      (657)        58      (113)
                                 --------  --------   --------  --------
      Total losses and
        settlement expenses .... $  7,331  $  6,661   $  2,575  $  1,926
                                 ========  ========   ========  ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued
                                (Unaudited)

     Premium volume decreased for the nine months and the three months ended September 30, 1995 due to competition with the standard market and within the nonstandard market. The company has not reduced rates in order to retain business. As a result, there has been a substantial reduction in premium volume. The company is attempting to increase production by improving its marketing and business relationships with agents. The number of new applications is increasing and management expects premium volume to improve in the last three months of 1995; however, total production for 1995 is expected to remain significantly below 1994 levels. The company expects to begin writing business in the state of Missouri in early 1996 which should help offset the production decreases experienced in existing markets.

     Due to the decline in the overall quality of its book of business, the company has experienced an increase in both the frequency and severity of losses in 1995. Results for the third quarter of 1995 were negatively impacted by the occurrence of several severe accidents. In addition, underwriting results for the nine months and the three months ended September 30, 1995 reflect an increase in the provision for insured events of prior years.

Excess and Surplus Lines Insurance Management

     Operating income before income taxes increased to $383,000 for the nine months ended September 30, 1995 from $344,000 for the same period in 1994. The improvement in 1995 operations is the result of expanded marketing efforts and the continued emphasis on writing more excess and surplus lines business through Employers Mutual's agency force. The improved operating results also reflect an increase in investment income primarily due to a larger invested asset balance.

Parent Company

     Operating income before income taxes was $6,000 for the nine months ended September 30, 1995 compared to an operating loss of $127,000 for the same period in 1994. This improvement is primarily due to an increase in investment income caused by a larger invested asset balance.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a portion of the investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio is invested in securities with maturities that approximate the anticipated liabilities of the insurance issued. Net unrealized holding gains on fixed maturity securities available-for-sale totaled $767,000 at September 30, 1995. This compares to net unrealized holding losses of $1,317,000 at December 31, 1994. Since the Company does not actively trade in the bond market, such fluctuations in the market value of these investments are not expected to have a material impact on the operations of the Company. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant.

     During 1995, the Company invested $13,550,000 of short-term funds and maturing U.S. Treasury Bills into mutual funds invested in equity securities. The overall liquidity position of the Company has not been affected by these investments. Net unrealized holding gains on equity securities totaled $908,000 at September 30, 1995.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued
                                (Unaudited)

     The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends and investment purchases.

     During the first nine months of 1995, the Company generated positive cash flows from operations of $14,789,000. This reflects $269,000 of return premium and $167,000 of interest expense related to the settlement of California Proposition 103 liabilities. This compares to a positive operating cash flow of $29,379,000 in 1994, which included $13,148,000 related to the gross-up of reserve amounts associated with the National Workers' Compensation Reinsurance Pool, as previously discussed in the 1994 Form 10-K Management's Discussion and Analysis.

     A major source of cash flows for the holding company is dividend payments from its subsidiaries. State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.
The Company collected dividends from its insurance subsidiaries of $3,400,000 for the first nine months of 1995 and $1,938,000 in the same period of 1994. The Company paid cash dividends to stockholders totaling $2,681,000 and $2,626,000 for the nine months ended September 30, 1995 and 1994, respectively.

     As of September 30, 1995, the Company had no material commitments for capital expenditures.

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

         The total number of qualified shares voted by proxy is: 10,020,857
                                                                -------------

    (d)  None.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

    (a)  None.

    (b) No Form 8-K was filed by the registrant during the quarter ended September 30, 1995.

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


Date:  November 9, 1995