Form 10-K405
period 1995-12-31
EMC INSURANCE GROUP INC
filed 1996-03-22
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
 (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [Fee Required]

             For the Fiscal Year Ended December 31, 1995

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]

         For the transition period from              to
                                        ------------    -----------

                    Commission File Number:  0-10956

                           EMC INSURANCE GROUP INC.
     --------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

             Iowa                                        42-6234555
 -------------------------------                    -------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   717 Mulberry Street, Des Moines, Iowa                      50309
 -----------------------------------------                 ----------
  (Address of Principal Executive Office)                  (Zip Code)

 Registrant's telephone number, including area code:     (515)  280-2902
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
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1996 was $45,554,960.

     The number of shares outstanding of the registrant's common stock, $1.00 par value, on March 1, 1996, was 10,833,951.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission on or before April 30, 1996, are incorporated by reference under Part III.

     This document contains 162 sequentially numbered pages.

     Index to Exhibits is on page number 95.

                                    PART I
                                    ------
ITEM 1.   BUSINESS.
-------   --------

GENERAL
-------

     EMC Insurance Group Inc. is an insurance holding company incorporated in Iowa in 1974. EMC Insurance Group Inc. is approximately 67 percent owned by Employers Mutual Casualty Company (Employers Mutual), a multiple-line property and casualty insurance company organized as an Iowa mutual insurance company in 1911 that is licensed in all 50 states and the District of Columbia. EMC Insurance Group Inc. and its subsidiaries are referred to herein as the "Company". Employers Mutual and all of its property and casualty insurance subsidiaries (including the Company), which collectively have assets totaling $1,416,051,098 and written premiums of $586,502,641, are referred to as the "EMC Insurance Companies."

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


     EMCASCO was formed in Iowa in 1958, Illinois EMCASCO was formed in Illinois in 1976 and Dakota Fire was formed in North Dakota in 1957 for the purpose of writing property and casualty insurance. These companies are licensed to write insurance in a total of 35 states and are participants in a pooling agreement with Employers Mutual. (See "Property and Casualty Insurance - Pooling Agreement").

     The reinsurance subsidiary was formed in 1981 to assume reinsurance business from Employers Mutual. The company assumes 95 percent of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts, and is licensed to do business in 11 states.

     The nonstandard risk automobile insurance subsidiary was purchased in 1984. The company was formed in Iowa in 1962 to write nonstandard risk automobile insurance and is licensed in 5 states.

     The excess and surplus lines insurance agency was acquired in 1985. The company was formed in Iowa in 1975 as a broker for excess and surplus lines insurance.

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

PROPERTY AND CASUALTY INSURANCE
-------------------------------

POOLING AGREEMENT

     The three property and casualty insurance subsidiaries of the Company and two subsidiaries of Employers Mutual (Union Insurance Company of Providence and American Liberty Insurance Company) are parties to reinsurance pooling agreements with Employers Mutual (collectively the "pooling agreement").
Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business and assumes from Employers Mutual an amount equal to its participation in the pool. All losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from unaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. The aggregate participation of the Company's property and casualty insurance subsidiaries is 22 percent. Operations of the pool give rise to intercompany balances with Employers Mutual, which are settled on a quarterly basis. The investment activities and income tax liabilities of the pool participants are not subject to the pooling agreement.


     The purpose of the pooling agreement is to reduce the risk of an exposure insured by any of the pool participants by spreading it among all the companies. The pooling agreement produces a more uniform and stable underwriting result from year to year for all companies in the pool than might be experienced individually. In addition, each company benefits from the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own assets, and from the wide range of policy forms, lines of insurance written, rate filings and commission plans offered by each of the companies. A single set of reinsurance treaties is maintained for the protection of all six companies in the pool.

PRINCIPAL PRODUCTS

     The Company's property and casualty insurance subsidiaries and the other parties to the pooling agreement underwrite both commercial and personal lines of insurance. The following table sets forth the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 1995. The pooling agreement is continuous but may be amended or terminated at the end of any calendar year as to any one or more parties.

                                   Percent          Percent          Percent
                                     of               of               of
Line of Business            1995    total    1994    total    1993    total
----------------          --------  -----  --------  -----  --------  -----
                                        (Dollars in thousands)
Commercial Lines:
  Automobile ............ $ 99,165   17.8% $ 91,674   17.0% $ 83,415   16.0%
  Property ..............   89,130   16.0    81,358   15.1    72,743   13.9
  Workers' compensation    131,415   23.5   133,621   24.7   134,529   25.8
  Liability .............  105,571   18.9   100,844   18.7    99,976   19.1
  Other .................   13,975    2.5    13,405    2.5    11,948    2.3
                          --------  -----  --------  -----  --------  -----
   Total commercial lines  439,256   78.7   420,902   78.0   402,611   77.1
                          --------  -----  --------  -----  --------  -----
Personal Lines:
  Automobile ............   79,121   14.2    80,694   14.9    83,068   15.9
  Property ..............   39,840    7.1    38,107    7.1    36,515    7.0
  Other .................       54      -        56      -        56      -
                          --------  -----  --------  -----  --------  -----
   Total personal lines    119,015   21.3   118,857   22.0   119,639   22.9
                          --------  -----  --------  -----  --------  -----
       Total ............ $558,271  100.0% $539,759  100.0% $522,250  100.0%
                          ========  =====  ========  =====  ========  =====

MARKETING


     Marketing of insurance by the parties to the pooling agreement is conducted through 18 offices located throughout the United States and approximately 2,350 independent agencies. These offices maintain close contact with the local market conditions and are able to react rapidly to change. Each office employs underwriting, claims, marketing and risk improvement representatives, as well as field auditors and branch administrative technicians. The offices are supported by Employers Mutual technicians and specialists. Systems are in place to monitor the underwriting results of each office and to maintain guidelines and policies consistent with the underwriting and marketing environment in each region.

     The following table sets forth the geographic distribution of the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 1995.

                                          1995        1994        1993
                                          ----        ----        ----
    Alabama ............................   3.1%        2.7%        2.5%
    Arizona ............................   3.9         3.8         3.7
    Colorado ...........................   3.3         3.3         2.8
    Illinois ...........................   6.5         6.7         6.8
    Iowa ...............................  21.7        23.0        26.2
    Kansas .............................   8.8         8.2         7.4
    Michigan ...........................   3.6         3.8         3.1
    Minnesota ..........................   4.7         5.3         5.3
    Nebraska ...........................   8.1         8.0         7.5
    North Carolina .....................   4.0         3.8         3.3
    Rhode Island .......................   3.2         3.3         3.2
    Wisconsin ..........................   5.5         5.7         6.7
    Other * ............................  23.6        22.4        21.5
                                         -----       -----       -----
                                         100.0%      100.0%      100.0%
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

BEST'S RATING


     A.M. Best rates insurance companies based on their relative financial strength and ability to meet their contractual obligations. The A (Excellent) rating assigned to the Company's property and casualty insurance subsidiaries and the other pool members is based on the pool members' 1994 operating results and financial condition as of December 31, 1994. Best's reevaluates its ratings from time to time (normally on an annual basis) and there can be no assurance that the Company's property and casualty insurance subsidiaries and the other pool members will maintain their current rating in the future.

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

     Each type of reinsurance coverage is purchased in layers, and each layer may have a separate retention level. Retention levels are adjusted according to reinsurance market conditions and the surplus position of Employers Mutual. The intercompany pooling arrangement aids efficient buying of reinsurance since it allows for higher retention levels and correspondingly decreased dependence on the reinsurance marketplace.

     A summary of the reinsurance treaties benefiting the parties to the pooling agreement is presented below. Retention amounts reflect the accumulated retentions of all layers within a coverage.

   Type of Coverage               Retention                Limits
   ----------------              -----------               ------
   Property per risk ........... $ 2,000,000     100 percent of $18,000,000
   Property catastrophe ........ $11,550,000      95 percent of $51,000,000
   Casualty .................... $ 2,000,000     100 percent of $38,000,000
   Umbrella .................... $ 1,400,000*    100 percent of $ 8,600,000
   Fidelity .................... $   500,000     100 percent of $ 3,500,000
   Surety ...................... $   700,000     100 percent of $ 5,300,000
   Boiler ...................... $         0     100 percent of $50,000,000

* An annual aggregate deductible of $3,600,000 must be reached before the reinsurers may be petitioned.

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

     The major participants in the pool members' reinsurance programs are presented below. The percentages represent the reinsurers' share of the total reinsurance protection under all coverages. Each type of coverage is purchased in layers, and an individual reinsurer may participate in more than one coverage and at various layers within these coverages. The property per risk, property catastrophe and casualty reinsurance programs are handled by a reinsurance intermediary (broker). The reinsurance of those programs is syndicated to approximately 75 domestic and foreign reinsurers.

                                                         Percent
                                                        of Total      1995
Property per risk, property catastrophe                Reinsurance   Best's
and casualty coverages:                                 Protection   Rating
---------------------------------------                -----------   ------
Underwriters at Lloyd's of London ....................     23.2%       (1)
Insurance Company of North America ...................      7.6         B+
Prudential Reinsurance Company .......................      5.4         A
AXA Reinsurance Company ..............................      3.2         A
NAC Reinsurance Corporation ..........................      2.9         A
Hartford Fire Insurance Company ......................      2.9         A+
Hannover Ruckversicherung AG .........................      2.9        (2)
Mid-Ocean Reinsurance Company Ltd. ...................      2.5        (2)

Umbrella coverage:
------------------
General Reinsurance Corporation ......................    100.0         A++

Fidelity and surety coverages:
------------------------------
Allstate Insurance Company ...........................     42.0         A-
Kemper Reinsurance Company ...........................     20.0         A-
Signet Star Reinsurance Company ......................     20.0         A
Winterthur Reinsurance Corporation of America ........     18.0         A

Boiler coverage:
----------------
Hartford Steam Boiler Inspection and Insurance Company    100.0         A+

(1) Not rated; however, the individual members of the Lloyd's organization are required to pledge their entire net worth toward the satisfaction of their liabilities. In addition, standing behind the means of individual members is Lloyd's Central Fund. This fund is considered by Lloyd's to be a safety net, whereby Lloyd's membership as a whole can be compelled to make up deficiencies caused by individual names defaulting. The
    London Department of Trade stated that Lloyd's of London satisfied its 1994 statutory solvency requirements.

    In addition, U.S. Trusts are maintained to protect American policyholders. A stipulation agreement dated May 24, 1995 between the state of New York and Lloyd's of London outlines the following terms of a trust:

     * Lloyd's of London has placed in trust in New York an amount of $500,000,000 to be held unconditionally for the benefit of American policyholders. This amount essentially represents collateral for obligations arising from policies incepting up to and including July 31, 1995.

     * For policies incepting up to and including July 31, 1995, underwriting members of Lloyd's of London will continue as accredited reinsurers and as eligible excess lines insurers.

     * For policies incepting on or after August 1, 1995, only underwriting members of Lloyd's of London subscribing risks through syndicates that establish and maintain amounts within the trust funds established in accordance with the stipulation agreement and only with respect to policies subscribed through "Sponsoring Syndicates" will be accredited reinsurers or eligible excess and surplus lines insurers. The amount of assets in each trust fund shall not be less than the liabilities incurred by the underwriting members of Lloyd's of London as participants of the "Sponsoring Syndicate."

    With respect to profitability, Chatset (a publication that is considered a guide to syndicate run-offs) is predicting profits of 976 million British Pounds ($1.51 billion) for the 1993 year of account, 1.02 billion British Pounds for 1994 and 888 million British Pounds for 1995.

(2) Not rated.

     Premiums ceded by all parties to the pooling agreement and by the Company's property and casualty insurance subsidiaries for the year ended December 31, 1995 are presented below. Each type of reinsurance coverage is purchased in layers, and an individual reinsurer may participate in more than one coverage and at various layers within the coverages. Since each layer of each coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer's overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives.

                                                          Premiums ceded by
                                                       ------------------------
                                                                     Property
                                                                   and casualty
                                                        All pool     insurance
Reinsurer                                                members   subsidiaries
---------                                              ----------- ------------
General Reinsurance Corporation ...................... $ 3,109,549 $    684,101
Underwriters at Lloyd's of London ....................   1,869,958      411,391
Hartford Steam Boiler Inspection and Insurance Company   1,332,433      293,135
Hartford Fire Insurance Company ......................     833,790      183,434
Allstate Insurance Company ...........................     645,350      141,977
Kemper Reinsurance Company ...........................     617,876      135,933
AXA Reinsurance Company ..............................     571,629      125,758
PMA Reinsurance Corporation ..........................     529,551      116,501
American Reinsurance Company .........................     509,878      112,173
NAC Reinsurance Corporation ..........................     415,738       91,462
Other Reinsurers .....................................   5,316,929    1,169,725
                                                       ----------- ------------
  Total .............................................. $15,752,681 $  3,465,590
                                                       =========== ============

     The parties to the pooling agreement also cede reinsurance on both a voluntary and a mandatory basis to state and national organizations in connection with various workers' compensation and assigned risk programs and to private organizations established to handle large risks. Premiums ceded by all parties to the pooling agreement and by the Company's property and casualty insurance subsidiaries for the year ended December 31, 1995 are presented below.

                                                          Premiums ceded by
                                                       ------------------------
                                                                     Property
                                                                   and casualty
                                                        All pool    insurance
Reinsurer                                                members   subsidiaries
---------                                              ----------- ------------
Wisconsin Compensation Rating Bureau ................. $ 8,688,645  $ 1,911,502
National Workers' Compensation Reinsurance Pool ......   6,905,474    1,519,204
Improved Risk Mutual .................................   3,750,918      825,202
North Carolina Reinsurance Facility ..................   1,390,142      305,831
Michigan Catastrophe Claims Association ..............     800,310      176,068
Other Reinsurers .....................................     737,504      162,251
                                                       ----------- ------------
                                                       $22,272,993 $  4,900,058
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

RELATIONSHIP BETWEEN NET PREMIUMS WRITTEN AND SURPLUS

     The volume of insurance which a property and casualty insurance company writes under industry standards is a multiple of its surplus calculated in accordance with statutory accounting practices. Generally, a ratio of 3 to 1 or less is considered satisfactory. The ratios of the pool members for the past three years are as follows:
                                               Year ended December 31,
                                            ------------------------------
                                            1995         1994         1993
                                            ----         ----         ----
      Employers Mutual ..................   1.07         1.28         1.33
      EMCASCO ...........................   1.91         2.18         2.51
      Illinois EMCASCO ..................   1.95         2.18         2.44
      Dakota Fire .......................   1.80         1.98         2.18
      American Liberty ..................   1.15         1.26         1.38
      Union .............................    .73          .77         1.63

     Union's ratio for the years 1995 and 1994 reflects a significant increase in surplus resulting from its demutualization in the first quarter of 1994.

OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The property and casualty insurance subsidiaries' reserve information is included in the property and casualty loss reserve development for 1995. See "Property and Casualty Insurance Subsidiaries, Reinsurance Subsidiary and Nonstandard Risk Automobile Insurance Subsidiary - Outstanding Losses and Settlement Expenses."


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

PRINCIPAL PRODUCTS

     The reinsurance subsidiary assumes both pro rata and excess of loss reinsurance. The following table sets forth the assumed written premiums of the reinsurance subsidiary for the three years ended December 31, 1995.

                                     Percent          Percent          Percent
                                       of               of               of
Line of Business              1995    total    1994    total    1993    total
----------------             -------  -----   -------  -----   -------  -----
                                              (Dollars in thousands)
Pro rata reinsurance:
    Property ............... $19,417   53.3%  $21,952   55.0%  $19,032   55.2%
    Marine/aviation ........   4,168   11.4     4,563   11.5     3,917   11.4
    Crop ...................   3,085    8.5     5,120   12.8     4,671   13.6
    Casualty ...............   2,879    7.9     2,728    6.8     2,239    6.5
    Other ..................     398    1.1       360    0.9       416    1.2
                             -------  -----   -------  -----   -------  -----
  Total pro rata reinsurance  29,947   82.2    34,723   87.0    30,275   87.9
                             -------  -----   -------  -----   -------  -----
Excess per risk reinsurance:
    Property ...............   1,760    4.8     2,118    5.3     1,479    4.3
    Marine/aviation ........      21    0.1        16    0.1        68    0.2
    Casualty ...............     840    2.3      (107)  (0.3)      (68)  (0.2)
    Other ..................     341    0.9       268    0.7       227    0.7
                             -------  -----   -------  -----   -------  -----
  Total excess per
     risk reinsurance ......   2,962    8.1     2,295    5.8     1,706    5.0
                             -------  -----   -------  -----   -------  -----
Excess catastrophe/
  aggregate reinsurance:
    Property ...............   3,178    8.7     2,567    6.4     2,235    6.5
    Marine/aviation ........      52    0.2        36    0.1        14      -
    Crop ...................     292    0.8       278    0.7       216    0.6
    Other ..................       2      -         -      -         -      -
                             -------  -----   -------  -----  --------  -----
  Total excess catastrophe/
     aggregate reinsurance     3,524    9.7     2,881    7.2     2,465    7.1
                             -------  -----   -------  -----   -------  -----
  Total excess reinsurance     6,486   17.8     5,176   13.0     4,171   12.1
                             -------  -----   -------  -----   -------  -----
                             $36,433  100.0%  $39,899  100.0%  $34,446  100.0%
                             =======  =====   =======  =====   =======  =====

MARKETING

     During 1995, more emphasis was placed upon writing excess of loss business and on increasing participation on existing contracts that had favorable terms. This movement towards excess of loss business was prompted by the continued deterioration of pro rata rates and greater control over the pricing of excess of loss business. While pro rata business continued to be written, the emphasis was on local and regional accounts. Some national account pro rata business was retained, but the terms provide appropriate limitations and protection for catastrophe exposures. The reinsurance subsidiary continues to emphasize profitability over production and therefore cancelled several unprofitable aircraft and marine accounts at the end of 1995. Despite these cancellations, premium volume for 1996 is expected to increase.

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

REINSURANCE CEDED

     The reinsurance subsidiary has an aggregate excess of loss reinsurance treaty with Employers Mutual which provides protection from a large accumulation of retentions resulting from multiple catastrophes in any one calendar year. The coverage provided is $2,000,000, excess of $3,000,000 ($2,500,000 in 1994 and 1993) aggregate losses retained, excess of $200,000 per event. Maximum recovery is limited to $2,000,000 ($4,000,000 in 1994 and 1993) per accident year. The reinsurance subsidiary recovered $0, $0 and $143,501 under this treaty and paid reinstatement premiums of $0, $0 and $208,470 in 1995, 1994 and 1993, respectively. Total premiums paid to Employers Mutual amounted to $499,950, $557,842 and $708,445 in 1995, 1994 and
1993, respectively.

     For information concerning amounts due the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums and the effect of reinsurance on premiums written and earned and losses and settlement expenses incurred, see "Property and Casualty Insurance Subsidiaries, Reinsurance Subsidiary and Nonstandard Risk Automobile Insurance Subsidiary - Reinsurance Ceded."

BEST'S RATING

     The most recent Best's Property Casualty Key Rating Guide gives the reinsurance subsidiary a B+ (Very Good) policyholders' rating. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not necessarily directed toward the protection of investors.

OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The reinsurance subsidiary's reserve information is included in the property and casualty loss reserve development for 1995. See "Property and Casualty Insurance Subsidiaries, Reinsurance Subsidiary and Nonstandard Risk Automobile Insurance Subsidiary - Outstanding Losses and Settlement Expenses."

NONSTANDARD RISK AUTOMOBILE INSURANCE
-------------------------------------

     The Company's nonstandard risk automobile insurance subsidiary specializes in insuring private passenger automobile risks that are found to be unacceptable in the standard automobile insurance market.

MARKETING

     The nonstandard risk automobile insurance subsidiary is licensed in a five state area that includes Iowa, Kansas, Nebraska, North Dakota and South Dakota. The nonstandard risk automobile insurance subsidiary expects to begin writing business in the state of Missouri in early 1996. Personal lines automobile policies are solicited through the American Agency System using approximately 1,020 independent agencies and are written for two, three or six month terms. Limits of liability are offered equal to the state financial responsibility laws. Physical damage coverages are written at normal insurance deductibles.

     The following table sets forth the geographic distribution of the direct written premiums of the nonstandard risk automobile insurance subsidiary for the three years ended December 31, 1995.

                                          1995        1994        1993
                                         -----       -----       -----
    Iowa ...............................  39.9%       42.3%       42.5%
    Nebraska ...........................  25.0        26.6        29.1
    South Dakota .......................  20.3        17.2        14.3
    Kansas .............................  11.0        10.8        11.1
    North Dakota .......................   3.8         3.1         3.0
                                         -----       -----       -----
                                         100.0%      100.0%      100.0%
                                         =====       =====       =====

COMPETITION

     The nonstandard risk marketplace is very competitive. Policies are written for relatively short periods of time and insureds search for the best rates available. During the last several years, the larger standard insurance companies have been developing rate tiers that are geared toward retaining nonstandard risk customers, rather than passing them into the nonstandard market. In addition, more companies have been willing to write nonstandard coverage. This additional availability in both the standard market and the nonstandard market has resulted in increased competition within the nonstandard market.

REINSURANCE CEDED

     The nonstandard risk automobile insurance subsidiary has a reinsurance treaty on an excess of loss basis with Employers Mutual, which provides reinsurance for 100 percent of each loss in excess of $100,000, up to $1,000,000. Recoveries under this treaty totaled $2,140, $71,567 and $0 in 1995, 1994 and 1993, respectively. Premiums paid to Employers Mutual amounted to $45,232, $49,659 and $42,065 in 1995, 1994 and 1993, respectively.

    For information concerning amounts due the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums and the effect of reinsurance on premiums written and earned and losses and settlement expenses incurred, see "Property and Casualty Insurance Subsidiaries, Reinsurance Subsidiary and Nonstandard Risk Automobile Insurance Subsidiary - Reinsurance Ceded."

BEST'S RATING

     The most recent Best's Property Casualty Key Rating Guide gives the nonstandard risk automobile insurance subsidiary an A (Excellent) policyholders' rating. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not necessarily directed toward the protection of investors. Best has indicated that the nonstandard risk automobile insurance subsidiary's rating may be downgraded in 1996 due to the poor operating results achieved over the last year. Management does not believe that a downgrade in the Best's rating will have a significant impact on the subsidiary's ability to generate business due to the type of insureds seeking nonstandard auto insurance coverage.

OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The nonstandard risk automobile insurance subsidiary's reserve information is included in the property and casualty loss reserve development for 1995. See "Property and Casualty Insurance Subsidiaries, Reinsurance Subsidiary and Nonstandard Risk Automobile Insurance Subsidiary - Outstanding Losses and Settlement Expenses."

PROPERTY AND CASUALTY INSURANCE SUBSIDIARIES, REINSURANCE SUBSIDIARY AND
------------------------------------------------------------------------
NONSTANDARD RISK AUTOMOBILE INSURANCE SUBSIDIARY.
------------------------------------------------

SERVICES PROVIDED BY EMPLOYERS MUTUAL

     Employers Mutual provides various services to all of its subsidiaries. Such services include data processing, claims, financial, actuarial, auditing, marketing and underwriting. Costs of these services are allocated to the subsidiaries outside the pooling agreement based upon a number of criteria, including usage and number of transactions. Costs not allocated to these subsidiaries are charged to the pool and each pool participant shares in the total cost in proportion to its participation percentage.

STATUTORY COMBINED RATIOS

     The following table sets forth the Company's insurance subsidiaries' statutory combined ratios and the property and casualty insurance industry averages for the five years ended December 31, 1995. The combined ratios below are the sum of the following: the loss ratio, calculated by dividing losses and settlement expenses incurred by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written and policyholder dividends by net premiums earned.

     Generally, if the combined ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.

                                             Year ended December 31,
                                      --------------------------------------
                                       1995    1994    1993    1992    1991
                                      ------  ------  ------  ------  ------
Property and casualty insurance
      Loss ratio ....................  65.0%   67.2%   72.6%   76.1%   76.8%
      Expense ratio .................  33.1    31.1    30.9    30.1    30.5
                                      ------  ------  ------  ------  ------
        Combined ratio ..............  98.1%   98.3%  103.5%  106.2%  107.3%
                                      ======  ======  ======  ======  ======
Reinsurance
      Loss ratio ....................  66.3%   82.0%   77.7%  109.1%   82.9%
      Expense ratio .................  32.3    30.4    33.1    34.8    36.6
                                      ------  ------  ------  ------  ------
        Combined ratio ..............  98.6%  112.4%  110.8%  143.9%  119.5%
                                      ======  ======  ======  ======  ======
Nonstandard risk automobile insurance
      Loss ratio ....................  94.5%   71.5%   94.3%   92.3%   72.4%
       Expense ratio .................  26.1    24.4    23.7    23.7    25.2
                                      ------  ------  ------  ------  ------
        Combined ratio .............. 120.6%   95.9%  118.0%  116.0%   97.6%
                                      ======  ======  ======  ======  ======
Total insurance operations
      Loss ratio ....................  67.1%   70.9%   75.6%   83.4%   77.8%
      Expense ratio .................  32.5    30.4    30.7    30.5    31.4
                                      ------  ------  ------  ------  ------
        Combined ratio ..............  99.6%  101.3%  106.3%  113.9%  109.2%
                                      ======  ======  ======  ======  ======
Property and casualty insurance
  industry averages (1)
      Loss ratio ....................  80.3%   81.1%   79.5%   88.1%   81.2%
      Expense ratio .................  26.9    27.3    27.4    27.6    27.7
                                      ------  ------  ------  ------  ------
        Combined ratio .............. 107.2%  108.4%  106.9%  115.7%  108.9%
                                      ======  ======  ======  ======  ======

(1) As reported by A.M. Best Company. The ratio for 1995 is an estimate; the actual combined ratio is not currently available.

REINSURANCE CEDED

  The following table presents amounts due to the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums as of December 31, 1995:

                                                                    1995
                                           Amount      Percent     Best's
                                        recoverable    of total    rating
                                        -----------    --------    ------
Wisconsin Compensation Rating Bureau .. $ 6,722,903        45.7%      (1)
National Workers' Compensation
  Reinsurance Pool ....................   2,051,212        13.9       (1)
American Re-Insurance Company .........     629,049         4.3        A+
Allstate Insurance Company ............     509,107         3.5        A-
Minnesota Workers' Compensation
  Reinsurance Association .............     498,624         3.4       (2)
Improved Risk Mutual (IRM) ............     458,722         3.1       (3)
North Carolina Reinsurance Facility ...     403,954         2.7       (4)
Mutual Reinsurance Bureau (MRB) .......     402,311         2.7       (5)
Kemper Reinsurance Company ............     378,253         2.6        A-
General Reinsurance Company ...........     302,507         2.0        A+
Other Reinsurers ......................   2,366,182        16.1
                                        -----------    --------
      Total ........................... $14,722,824(6)    100.0%
                                        ===========    ========

(1) Amounts recoverable reflect the property and casualty insurance subsidiaries' pool participation percentage of amounts ceded to these organizations by Employers Mutual in connection with its role as "service carrier." Under these arrangements, Employers Mutual writes business for these organizations on a direct basis and then cedes 100 percent of the business to these organizations. Credit risk associated with these amounts is minimal as all companies participating in these organizations are responsible for the liabilities of such organizations on a pro rata basis.

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

(3) The amount recoverable reflects the property and casualty insurance subsidiaries' pool participation percentage of amounts ceded to this underwriting association by the pool members. IRM was formed to underwrite property insurance for large commercial risks and is composed of Employers Mutual and 14 other nonaffiliated property and casualty insurance companies. Each of the 15 insurance companies cede insurance to IRM and assume back a percentage of this business. Participation ranges from 3.2 percent to a maximum of 10.0 percent (Employers Mutual has a 10.0 percent share of this business). Each member company benefits from the increased capacity, as well as risk improvement and other services provided by IRM. IRM is backed by the financial strength of the 15 member companies. All of the members of IRM were assigned an A- (Excellent) or better rating by the most recent Best's Property Casualty Key Ratings Guide.

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

(5) The amount recoverable reflects the property and casualty insurance subsidiaries' pool participation percentage of amounts ceded to this underwriting organization by Employers Mutual. MRB is composed of Employers Mutual and five other nonaffiliated mutual insurance companies. Each of the six members cede primarily property insurance to MRB and assume equal proportionate shares of this business. Each member benefits from the increased capacity provided by MRB. MRB is backed by the financial strength of the six member companies. All of the members of MRB were assigned an A (Excellent) or better rating by the most recent Best's Property Casualty Key Ratings Guide.

(6) The total amount at December 31, 1995 represented $690,263 in paid losses and settlement expenses recoverable, $12,226,680 in unpaid losses and settlement expenses recoverable and $1,805,881 in unearned premiums recoverable.

     The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred for the three years ended December 31, 1995 is presented below.
                                              Year ended December 31,
                                     ----------------------------------------
                                         1995          1994          1993
                                     ------------  ------------  ------------
PREMIUMS WRITTEN:
    Direct ........................  $152,579,014  $143,444,388  $135,277,129
    Assumed from nonaffiliates ....     3,282,699     5,843,091     6,636,942
    Assumed from affiliates .......   159,253,136   158,646,332   147,620,705
    Ceded to nonaffiliates ........    (8,365,648)   (8,890,119)  (10,701,482)
    Ceded to affiliates ...........  (143,259,942) (132,100,537) (120,898,914)
                                     ------------  ------------  ------------
      Net premiums written ........  $163,489,259  $166,943,155  $157,934,380
                                     ============  ============  ============

PREMIUMS EARNED:
    Direct ........................  $151,450,871  $140,012,247  $137,141,457
    Assumed from nonaffiliates ....     3,548,647     5,988,228     6,758,364
    Assumed from affiliates .......   157,897,322   156,839,482   148,366,487
    Ceded to nonaffiliates ........    (8,680,800)   (9,601,270)  (11,507,217)
    Ceded to affiliates ...........  (141,949,790) (128,409,308) (124,321,553)
                                     ------------  ------------  ------------
      Net premiums earned .........  $162,266,250  $164,829,379  $156,437,538
                                     ============  ============  ============

LOSSES AND SETTLEMENT EXPENSES
  INCURRED:
    Direct ........................  $ 98,651,399  $113,680,306  $ 97,842,980
    Assumed from nonaffiliates ....       608,796     2,774,689     6,575,099
    Assumed from affiliates .......   100,098,436   108,594,530   107,369,274
    Ceded to nonaffiliates ........    (2,036,962)   (3,077,305)   (5,845,414)
    Ceded to affiliates ...........   (89,169,391) (105,028,166)  (85,586,640)
                                     ------------  ------------  ------------
      Net losses and settlement
        expenses incurred .........  $108,152,278  $116,944,054  $120,355,299
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

     Despite the inherent uncertainties of estimating insurance company loss and settlement expense reserves, management believes that the Company's reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that the Company's reserves for losses and settlement expenses at December 31, 1995 are adequate.

      The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the property and casualty insurance subsidiaries, the reinsurance subsidiary and the nonstandard risk automobile insurance subsidiary. Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements in accordance with Statement of Financial Accounting Standards (SFAS) 113. (See note 1 of Notes to Consolidated Financial Statements under Item 8 of this Form 10K.)

                                             Year ended December 31,
                                     ----------------------------------------
                                         1995          1994          1993
                                     ------------  ------------  ------------
Gross reserves for losses and
  settlement expenses, beginning
  of year .......................... $203,181,615  $197,121,852  $215,388,865

Ceded reserves for losses and
  settlement expenses, beginning
  of year ..........................   14,146,874    17,454,679    25,253,507
                                     ------------  ------------  ------------
Net reserves for losses and
  settlement expenses, beginning
  of year ..........................  189,034,741   179,667,173   190,135,358
                                     ------------  ------------  ------------
Incurred losses and
  settlement expenses:
----------------------
    Provision for insured events
      of the current year ..........  123,876,601   123,343,829   119,896,526

    (Decrease) increase in provision
      for insured events of prior
      years ........................  (15,724,323)   (6,399,775)      458,773
                                      ------------  ------------  ------------
        Total incurred losses and
          settlement expenses ......  108,152,278   116,944,054   120,355,299
                                      ------------  ------------  ------------

                                             Year ended December 31,
                                     ----------------------------------------
                                         1995          1994          1993
                                     ------------  ------------  ------------
Payments:
---------
  Losses and settlement expenses
    attributable to insured events
    of the current year ............   48,237,715    48,771,573    47,600,851

  Losses and settlement expenses
    attributable to insured events
    of prior years .................   55,753,875    59,491,875    45,508,460

  Payment related to the commutation
    of the reinsurance subsidiary's
    catastrophe and aggregate excess
    of loss reinsurance treaties ...            -      (686,962)            -

  Payment related to the change in
    the property and casualty
    insurance subsidiaries' pooling
    agreement ......................            -             -     4,373,629

  Payment related to the commutation
    of two reinsurance contracts
    under the reinsurance
    subsidiary's quota share
    agreement ......................            -             -    21,904,001

  Adjustment related to the gross-up
    of reserve amounts associated
    with the National Workers'
    Compensation Reinsurance Pool ..            -             -    11,436,543
                                     ------------  ------------  ------------
       Total payments ..............  103,991,590   107,576,486   130,823,484
                                      ------------  ------------  ------------
Net reserves for losses and
  settlement expenses, end of year    193,195,429   189,034,741   179,667,173


Ceded reserves for losses and
  settlement expenses, end of year     12,226,680    14,146,874    17,454,679
                                     ------------  ------------  ------------
Gross reserves for losses and
  settlement expenses, end of year   $205,422,109  $203,181,615  $197,121,852
                                     ============  ============  ============

     The following table shows the calendar year development of loss and settlement expense reserves of the property and casualty insurance subsidiaries, the reinsurance subsidiary and the nonstandard risk automobile insurance subsidiary. Amounts presented are on a net basis with (i) a reconciliation of the net loss and settlement expense reserves at the end of 1992, 1993, 1994 and 1995 to the gross amounts presented in the consolidated financial statements in accordance with SFAS 113 and (ii) disclosure of the gross re-estimated loss and settlement expense reserves as of the end of 1993, 1994 and 1995 and the related re-estimated reinsurance receivables.

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

     In evaluating the table, it should be noted that each cumulative redundancy (deficiency) amount includes the effects of all changes in reserves for prior periods. Conditions and trends that have affected development of the liability in the past, such as a time lag in the reporting of assumed reinsurance business, the high rate of inflation associated with medical services and supplies and reform measures for workers' compensation insurance implemented by several states, may not necessarily occur in the future. Accordingly, it may not be appropriate to project future development of reserves based on this table.

     During the last three years the Company has experienced favorable development in the provision for insured events of prior years. The majority of the favorable development has come from the property and casualty insurance subsidiaries, which have benefited from state reform measures in workers' compensation insurance and various cost control functions implemented by Employers Mutual to minimize losses. Favorable development has also been experienced in the reinsurance subsidiary and the nonstandard risk auto insurance subsidiary, but to a lesser degree.

     The property and casualty insurance subsidiaries have historically experienced favorable development in their reserves and current reserving practices have not been relaxed; however, the level of favorable development experienced in 1995 is not expected to continue.

                                                                 Year ended December 31,
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)             1985     1986     1987     1988     1989     1990     1991   1992     1993     1994     1995
                                  -------  -------  -------  -------  -------  ------- ------- -------  -------  -------  -------

Statutory reserves for losses
  and settlement expenses ...... $ 67,921   90,357  109,088  121,667  127,870  131,623 139,317 180,797  182,072  191,514  196,293

Reclassification of reserve
  amounts associated with the
  National Workers' Compensation
  Reinsurance Pool .............    1,028    1,561    2,378    2,911    3,855    4,338   6,830  11,364        -        -        -

Statutory reserves after
  Reclassification .............   68,949   91,918  111,466  124,578  131,725  135,961 146,147 192,161  182,072  191,514  196,293

GAAP adjustments:
  Salvage and subrogation ......   (1,130)  (1,000)    (930)    (930)    (930)  (1,203)(1,284)  (2,026)  (1,804)  (1,799)  (2,369)
  Statutory settlement expense
    portion of postretirement
    benefit obligation .........        -        -        -        -        -        -       -       -     (601)    (680)    (729)
Reserves for losses and
  settlement expenses ..........   67,819   90,918  110,536  123,648  130,795  134,758 144,863 190,135  179,667  189,035  193,195

Paid (cumulative) as of:
  One year later ...............   27,040   25,874   23,805   34,648   42,357   42,601  30,379  77,589   58,805   55,754        -
  Two years later ..............   41,667   36,199   44,662   57,511   65,965   58,242  78,096 108,253   87,059        -        -
  Three years later ............   48,477   52,014   61,052   72,121   76,356   95,154  94,854 125,457        -        -        -
  Four years later .............   59,885   63,902   71,550   79,092  106,432  104,324 104,372       -        -        -        -
  Five years later .............   69,214   71,859   77,230  105,513  112,100  109,932       -       -        -        -        -
  Six years later ..............   75,371   76,748  101,714  108,764  115,213        -       -       -        -        -        -
  Seven years later ............   79,141   97,533  103,948  110,740        -        -       -       -        -        -        -
  Eight years later ............   96,470   99,179  105,486        -        -        -       -       -        -        -        -
  Nine years later .............   97,448  100,481        -        -        -        -       -       -        -        -        -
  Ten years later ..............   98,535        -        -        -        -        -       -       -        -        -        -

Reserves reestimated as of:
  End of year ..................   67,819   90,918  110,536  123,648  130,795  134,758 144,863 190,135  179,667  189,035  193,195
  One year later ...............   80,888   98,127  109,099  123,628  134,453  139,385 150,335 190,594  173,267  173,311        -
  Two years later ..............   91,452   97,465  111,212  124,011  136,972  140,764 147,388 186,543  164,833        -        -
  Three years later ............   91,927  100,437  113,588  125,957  136,902  139,421 144,340 181,633        -        -        -
  Four years later .............   95,199  104,024  116,995  127,964  137,510  139,054 143,985       -        -        -        -
  Five years later .............   99,649  107,784  119,332  128,434  136,912  139,877       -       -        -        -        -
  Six years later ..............  103,157  110,961  120,147  127,908  138,740        -       -       -        -        -        -
  Seven years later ............  106,671  111,988  120,343  130,066        -        -       -       -        -        -        -
  Eight years later ............  107,681  112,433  122,568        -        -        -       -       -        -        -        -
  Nine years later .............  108,082  114,516        -        -        -        -       -       -        -        -        -
  Ten years later ..............  110,145        -        -        -        -        -       -       -        -        -        -

Cumulative redundancy
  (Deficiency) ................. $(42,326) (23,598) (12,032)  (6,418)  (7,945)  (5,119)    878   8,502   14,834   15,724        -
                                 =================================================================================================
Gross loss and settlement expense reserves - end of year  (A).................................$215,389  197,122  203,182  205,422

Reinsurance receivables.......................................................................  25,254   17,455   14,147   12,227
                                                                                              --------  -------  -------  -------
Net loss and settlement expense reserves - end of year........................................$190,135  179,667  189,035  193,195
                                                                                              ========  =======  =======  =======
Gross re-estimated reserves - latest (B)......................................................$203,255  178,877  185,532  205,422
Re-estimated reinsurance receivables - latest.................................................  21,622   14,044   12,221   12,227

Net re-estimated reserves - latest............................................................$181,633  164,833  173,311  193,195
                                                                                              ===================================
Gross cumulative redundancy (deficiency) (A-B)................................................$ 12,134   18,245   17,650        -
                                                                                              ===================================

      ASBESTOS AND ENVIRONMENTAL CLAIMS

     The Company has exposure to asbestos and environmental related claims associated with the insurance business issued by the property and casualty insurance subsidiaries and the reinsurance business assumed from Employers Mutual. Based on current information, this exposure is not material to the financial condition or the operations of the Company.

     Estimating loss and settlement expense reserves for asbestos and environmental claims is very difficult due to the many uncertainties surrounding these types of claims. Such uncertainties include the fact that the legal definition of asbestos and environmental damage is still evolving, the assignment of responsibility varies widely by state and claims often emerge long after the policy has expired, making assignment of damages to the appropriate party and to the time period covered by a particular policy difficult. In establishing reserves for these types of claims, management monitors the relevant facts concerning each claim, the current status of the legal environment, the social and political conditions and the claim history and trends within the Company and the industry.

     During 1995, the members of the pooling agreement changed the reserving methodology used to calculate Incurred But Not Reported (IBNR) reserves for asbestos and environmental claims. Prior to this change, IBNR reserves for asbestos and environmental claims were calculated by applying a factor to the case basis reserves. IBNR reserve levels produced with this methodology tended to vary from year to year due to the relatively small amount of case basis reserves carried for these types of claims. At December 31, 1995, a portion of the current IBNR reserve was allocated to these exposures to reflect estimated ultimate losses. No additional IBNR reserves were established.

     During 1995, Employers Mutual attempted to improve its disclosure of asbestos and environmental exposures related to its assumed reinsurance business, some of which is ceded to the Company's reinsurance subsidiary, by mailing supplemental questionnaires to its ceding reinsurers. Many of these reinsurers responded with more detailed information than they had previously provided. Using this additional information, Employers Mutual allocated a portion of the current bulk IBNR reserve to asbestos and environmental exposures. No additional bulk IBNR reserves were established on the business ceded to the Company's reinsurance subsidiary.

     When reviewing the disclosures contained in the following tables for asbestos and environmental claims activity, it should be noted that the incurred losses for 1995 are overstated due to the fact that the ending reserves are not reported on the same basis as the beginning reserves. As discussed above, the ending reserves reflect an increased allocation of IBNR reserves, and related settlement expense reserves, due to a change in reserving methodology and the receipt of additional information regarding the assumed reinsurance business.

     Based upon current facts, management believes the reserves established for asbestos and environmental related claims at December 31, 1995 are adequate. Although future changes in the legal and political environment may result in adjustments to these reserves, management believes any adjustments will not have a material impact on the financial condition or operations of the Company.

ASBESTOS CLAIMS

     The Company's asbestos claim activity primarily relates to bodily injury claims where a former insured has been named as one of multiple defendants covering exposure over many years.

     The following table presents selected data on asbestos related losses and settlement expenses incurred and reserves outstanding for the Company:

                                                   Year ended December 31,
                                              -------------------------------
                                                 1995       1994       1993
                                              ---------- ---------- ----------
Total losses incurred ....................... $  336,899 $  210,776 $  198,267
Total settlement expenses incurred ..........    (31,667)     9,750
(3,299)
                                              ---------- ---------- ----------
  Total losses and settlement expenses
    incurred ................................ $  305,232 $  270,526 $  194,968
                                              ========== ========== ==========

Loss reserves ............................... $  581,549 $  255,799 $   49,161
Settlement expense reserves .................     32,117     70,286     16,616

                                              ---------- ---------- ----------
  Total loss and settlement expense reserves  $  613,666 $  326,085 $   65,777

                                              ========== ========== ==========

Number of outstanding claims ................         71         70         39
                                              ========== ========== ==========

     The incurred and reserve amounts for 1995 reflect the change in reserving methodology and the receipt of additional information on the assumed reinsurance business as previously noted. The incurred and reserve amounts for 1994 reflect a workers' compensation claim involving an employee of an insured who alleges exposure to asbestos. The insured asserts that the employee was not exposed to asbestos while in their employment. While the Company has established a loss reserve for this claim, management does not anticipate a workers' compensation award being upheld for the employee.

     The increase in the number of outstanding claims in 1994 is primarily due to an insured being named as one of several defendants in a case involving twenty claimants who were allegedly exposed to asbestos. The Company's initial investigation failed to find a link between the claimants and our insured. Management does not expect to have a large exposure and has established nominal reserve amounts related to these claims.

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

     The following table presents selected data on environmental losses and settlement expenses incurred and reserves outstanding for the Company.

                                                Year ended December 31,
                                           ----------------------------------
                                              1995        1994        1993
                                           ----------  ----------  ----------
Total losses incurred .................... $  892,250  $  (30,130) $  292,440
Total settlement expenses incurred .......    185,412      37,359      88,847

                                           ----------  ----------  ----------
  Total losses and settlement expenses
    incurred ............................. $1,077,662  $    7,229  $  381,287
                                           ==========  ==========  ==========

Loss reserves ............................ $1,109,072  $  258,524  $  316,341
Settlement expense reserves ..............    345,897     165,198     168,615
                                           ----------  ----------  ----------
  Total loss and settlement expense
    reserves ............................. $1,454,969  $  423,722  $  484,956
                                           ==========  ==========  ==========
Number of outstanding claims .............         58          46          42
                                           ==========  ==========  ==========

     The incurred and reserve amounts for 1995 reflect the change in reserving methodology and the receipt of additional information on the assumed reinsurance business as previously noted. The negative incurred loss amount in 1994 reflects the settlement of several claims for less than the reserves carried and a reduction in the amount of reserves carried for several other claims.

     Included in the above table at December 31, 1995 is one closed landfill which involves six policyholders.

     Coverage is being disputed in 57 of the 58 claims which were outstanding at December 31, 1995. The coverage disputes relate to claims involving the removal of underground storage tanks or the clean up of (i) underground storage tank sites, (ii) landfills based on ownership of the landfill or the generation of waste disposed of at landfills or (iii) insured property.

EXCESS AND SURPLUS LINES INSURANCE AGENCY
-----------------------------------------

     The excess and surplus lines insurance agency provides access to the excess and surplus lines markets through independent agents and managing general agents and represents several major excess and surplus lines companies, including Lloyd's of London. Lines of insurance handled range from relatively straight forward property and casualty insurance to the more exotic hole-in-one, kidnap and ransom, ocean marine, aircraft and professional liability lines. Income is derived from fees and commissions and not from underwriting the risk.

INVESTMENTS
-----------

     The Company's investments are presented in conformity with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities."
Securities classified as held-to-maturity are purchased with the intent and ability to be held to maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the financial statements. All other securities have been classified as securities available-for-sale and are carried at market value, with unrealized holding gains and losses reported as a separate component of stockholders' equity, net of tax.

     At December 31, 1995, approximately 91 percent of the Company's bonds were invested in government or government agency issued securities. A variety of maturities are maintained in the Company's portfolio to assure adequate liquidity. The maturity structure of bond investments is also established by the relative attractiveness of yields on short, intermediate, and long-term bonds. The Company does not invest in any high-yield debt investments (commonly referred to as junk bonds).

     During 1995, the Company invested $13,550,000 of short-term funds and maturing U.S. Treasury Bills into mutual funds invested in equity securities. The overall liquidity position of the Company was not affected by these investments.

     In November of 1995 the Financial Accounting Standards Board issued a special report titled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." This report contained a provision that allowed entities a one-time option to reassess the appropriateness of the classifications of all securities held and to reclassify securities from the held-to-maturity category without calling into question the intent of that enterprise to hold other debt securities to maturity in the future. The Company elected to take advantage of this option and reclassified $80,534,719 of municipal and corporate bonds from the held-to-maturity category to the available-for-sale category in the fourth quarter of 1995 in order to achieve more flexibility in its investment portfolio.

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

     The National Association of Insurance Commissioners (NAIC) is in the process of developing model legislation to govern insurance company investments. An exposure draft was released in August of 1994 and a model law is expected to be ratified by the NAIC in 1996. This model law is not expected to have a material impact on the operations of the Company's insurance subsidiaries.

     The investments of the Company's subsidiaries are supervised by the investment committee of each subsidiaries' respective board of directors. The investments of the parent company are supervised by the investment committee of the Board of Directors. The bond portfolios for each of the companies are managed by an internal staff which is composed of employees of Employers Mutual. The mutual fund equity portfolios of the property and casualty insurance subsidiaries are managed by outside fund managers.

     Investment expenses are based on actual expenses incurred plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted average of total invested assets and number of investment transactions of each subsidiary.

     The following table shows the composition of the Company's investment portfolio (at amortized cost), by type of security, as of December 31, 1995 and 1994. In the Company's consolidated financial statements, securities held-to-maturity are carried at amortized cost; securities available-for-sale are carried at market value.

                                            Year ended December 31,
                                 --------------------------------------------
                                          1995                 1994
                                 ---------------------  ---------------------
                                   Amortized              Amortized
                                     cost      Percent      cost      Percent
                                 ------------  -------  ------------  -------
Securities held-to-maturity:
  Fixed maturity securities:
    U.S. treasury securities
      and obligations of U.S.
      government corporations
      and agencies ............. $115,512,952     32.0% $102,480,740     30.4%
    Obligations of states and
      political subdivisions ...   37,972,295     10.6    78,423,605     23.2
    Debt securities issued by
      foreign governments ......            -        -       583,309       .2
    Public utilities ...........            -        -     8,622,154      2.5

    Corporate securities .......            -        -    13,052,550      3.9

    Mortgage-backed securities .   37,955,569     10.5    40,487,362     12.0
                                 ------------  -------  ------------  -------
      Total securities held-
        to-maturity ............  191,440,816     53.1   243,649,720     72.2
                                 ------------  -------  ------------  -------
Securities available-for-sale:
  Fixed maturity securities:
    U.S. treasury securities ...            -        -    15,835,019      4.7
    Obligations of states and
      political subdivisions ...  108,241,811     30.0    55,274,052     16.4
    Foreign governments ........    1,996,716       .6     1,994,980       .6
    Public utilities ...........    9,458,349      2.6             -        -
    Corporate securities .......   17,233,563      4.8     4,250,000      1.3
    Other debt securities ......      169,500        -       454,941       .1
                                 ------------  -------  ------------  -------
      Total fixed maturity
        securities .............  137,099,939     38.0    77,808,992     23.1

  Equity securities ............   14,771,422      4.1             -        -

                                 ------------  -------  ------------  -------
      Total securities
        available-for-sale .....  151,871,361     42.1    77,808,992     23.1
                                 ------------  -------  ------------  -------

Short-term investments .........   17,271,798      4.8    16,029,426      4.7
                                 ------------  -------  ------------  -------

      Total investments ........ $360,583,975    100.0% $337,488,138    100.0%
                                 ============  =======  ============  =======

     Fixed maturity securities held by the Company generally have an investment quality rating of "A" or better by independent rating agencies. The following table shows the composition of the Company's fixed maturity securities, by rating, as of December 31, 1995.

                                 Securities               Securities
                               held-to-maturity        available-for-sale
                             (at amortized cost)       (at market value)
                            ---------------------    ---------------------
                               Amount     Percent       Amount     Percent
                            ------------  -------    ------------  -------
Rating(1)
  Aaa ..................... $191,440,816    100.0%   $ 28,012,917     19.7%
  Aa ......................            -        -      60,521,085     42.5
  A .......................            -        -      50,961,701     35.8
  Baa .....................            -        -       2,427,366      1.7
  Ba ......................            -        -         437,500       .3
                            ------------  -------    ------------  -------
    Total fixed maturities  $191,440,816    100.0%   $142,360,569    100.0%
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

     The amortized cost and estimated market value of fixed maturity securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                Estimated
                                                Amortized         market
                                                  cost            value
                                              ------------    ------------
Securities held-to-maturity:
  Due in one year or less ................... $ 19,002,127    $ 19,143,485
  Due after one year through five years .....   67,912,517      71,776,690
  Due after five years through ten years ....   62,095,274      67,615,966
  Due after ten years .......................    4,475,329       4,890,645
  Mortgage-backed securities ................   37,955,569      39,885,962
                                              ------------    ------------
    Totals .................................. $191,440,816    $203,312,748
                                              ============    ============

Securities available-for-sale:
  Due in one year or less ................... $  4,661,697    $  4,706,611
  Due after one year through five years .....   51,336,077      51,891,447
  Due after five years through ten years ....   49,477,831      52,246,301
  Due after ten years .......................   31,624,334      33,516,210
                                              ------------    ------------
    Totals .................................. $137,099,939    $142,360,569
                                              ============    ============

     The mortgage-backed securities shown in the above table include $20,568,206 of securities issued by government corporations and agencies and $17,387,363 of collateralized mortgage obligations (CMOs). CMOs are securities backed by mortgages on real estate which come due at various times. The Company has attempted to minimize the prepayment risks associated with mortgage-backed securities by not investing in "principal only" and "interest only" CMOs. The CMOs that the Company has invested in are designed to reduce the risk of prepayment by providing predictable principal payment schedules within a designated range of prepayments. Investment yields may vary from those anticipated due to changes in prepayment patterns of the underlying collateral.

     Investment results of the Company for the periods indicated are shown in the following table:

                                              Year ended December 31,
                                     ----------------------------------------
                                         1995          1994          1993
                                     ------------  ------------  ------------
Average invested assets (1) ........ $349,036,057  $319,475,663  $306,387,058
Investment income (2) ..............   23,173,794    20,929,680    20,779,951
Average yield ......................         6.64%         6.55%         6.78%
Realized investment gains .......... $  1,043,730  $    519,567  $    684,445

(1) Average of the aggregate invested amounts (amortized cost) at the beginning and end of the year.

(2) Investment income is net of investment expenses and does not include realized gains or provision for income taxes.

EMPLOYEES
---------
     EMC Insurance Group Inc. has no employees of its own, although approximately 13 employees of Employers Mutual perform administrative duties on a part-time basis. Otherwise, the Company's business activities are conducted by employees of Employers Mutual, the nonstandard risk automobile subsidiary, and one of the property and casualty insurance subsidiaries, which have 1,552, 13 and 69 employees, respectively. The property and casualty insurance subsidiaries share the costs associated with the pooling agreement in accordance with their pool participation percentages. See "Property and Casualty Insurance - Pooling Agreement."

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

     State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer's surplus as regards policyholders be reasonable and adequate in relation to its liabilities. Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance. "Extraordinary" dividends or distributions are subject to prior approval and are defined as dividends or distributions which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis. Both Illinois and North Dakota impose restrictions which are similar to those of Iowa on the payment of dividends and distributions. At December 31, 1995, $18,326,542 was available for distribution in 1996 to EMC Insurance Group Inc. without prior approval. See note 7 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

     Under the insurance laws of all states in which the Company's insurance subsidiaries and Employers Mutual operate, insurers can be assessed up to prescribed limits for policyholder losses occasioned by the insolvency or liquidation of other insurance companies. Under these laws, the extent of any future assessments against the Company is uncertain. Most laws do provide, however, that an assessment may be excused or deferred if it would threaten a solvent insurer's financial strength. Such assessments totaled ($2,099), $128,576 and $86,200 in 1995, 1994 and 1993, respectively.

     The NAIC utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify property/casualty insurers that are in (or are perceived as approaching) financial difficulty by establishing minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. The Company's insurance subsidiaries' ratio of total adjusted capital to risk-based capital at December 31, 1995 is well in excess of the minimum level required.

ITEM 2.  PROPERTIES.
-------  -----------
     Lease costs of the Company's two office facilities in West Des Moines, Iowa total approximately $71,000 and $31,000 annually. These leases expire March 31, 1998 and November 30, 1998, respectively.

     Lease costs of the Company's office facilities in Oak Brook, Illinois, and Bismarck, North Dakota, which total approximately $256,000 and $125,000 annually, are included as expenses under the pooling agreement. Expenses of office facilities owned and leased by Employers Mutual are borne by the parties to the pooling agreement, less the rent received from the space used and paid for by non-insurance subsidiaries and outside tenants. See "Property and Casualty Insurance - Pooling Agreement" under Item 1 of this Form 10-K.

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

     The following table shows the range of high and low bid quotations and dividends paid for each quarter within the two most recent years. Over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                            1995                           1994
                 ----------------------------  ----------------------------

                   High      Low    Dividends    High      Low    Dividends
                 -------  -------   ---------  -------  -------   ---------
1st Quarter      $10 7/8  $ 9 1/2     $.13     $ 9 3/4  $ 8 1/2     $.13
2nd Quarter       12        9 3/4      .13      10        8 1/2      .13
3rd Quarter       15 1/4   11 1/2      .13       9 1/2    8 1/2      .13
4th Quarter       14       12          .14      10 3/4    8 3/4      .13
At December 31    13 3/4                         9 1/2


     On March 1, 1996, there were approximately 1,215 shareholders of the Company's common stock.

     There are certain regulatory restrictions relating to the payment of dividends by the Company's insurance subsidiaries (see note 7 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). It is the present intention of the Company's Board of Directors to declare quarterly cash dividends, but the amount and timing thereof, if any, is to be determined by the Board of Directors at its discretion.

     A dividend reinvestment and common stock purchase plan provides stockholders with the option of receiving additional shares of common stock instead of cash dividends. Participants may also purchase additional shares of common stock without incurring broker commissions by making optional cash contributions to the Plan. See note 15(a) of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K. During 1995 and 1994, Employers Mutual elected to receive 50 percent of its dividends in common stock under this plan.

ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------
                                                                           Year ended December 31,

---------------------------------------------------------------------------------------------------------------------------------
                                            1995     1994     1993     1992     1991     1990   1989     1988     1987     1986
                                         -------- -------- -------- -------- -------- ---------------- -------- -------- --------

                                                         (In thousands, except per share amounts)
INCOME STATEMENT DATA
   Insurance premiums earned ............ $162,266 $164,829 $156,438 $147,410 $113,419 $101,323 $ 91,728 $ 88,598 $ 95,531 $ 98,456
   Investment income, net ...............   23,174   20,930   20,780   21,540   20,202   19,884   19,309   16,623   13,632   13,221
   Realized investment gains ............    1,043      520      684      384       65       48      257       36      177       68
   Other income .........................      344      434      259        -        -        -        -        -        -       11
                                          -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
        Total revenues ..................  186,827  186,713  178,161  169,334  133,686  121,255  111,294  105,257  109,340  111,756

   Losses and expenses ..................  162,511  168,036  169,142  168,359  123,254  110,415  102,517   89,795   96,612  101,097
                                          -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
   Income before income taxes ...........   24,316   18,677    9,019      975   10,432   10,840    8,777   15,462   12,728   10,659

   Income taxes .........................    6,967    5,171    1,885      759    3,124    2,894    2,055    3,920    2,271    3,917
                                          -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
   Income from continuing operations ....   17,349   13,506    7,134      216    7,308    7,946    6,722   11,542   10,457    6,742
   Income from discontinued operations ..        -        -        -        -    1,853      319      274      263      225      216
   Income from accounting changes .......        -        -    2,621        -        -        -        -        -        -        -
                                          -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
         Net income ..................... $ 17,349 $ 13,506 $  9,755 $    216 $  9,161 $  8,265 $  6,996 $ 11,805 $ 10,682 $  6,958
                                          ======== ======== ======== ======== ======== ======== ======== ======== ======== ========

   Earnings per common share:
     Income from continuing operations .. $   1.62 $   1.29 $    .70 $    .02 $    .73 $    .80 $    .71 $   1.29 $   1.23 $    .80
     Income from discontinued operations         -        -        -        -      .18      .03      .03      .03      .03      .03
     Income from accounting changes .....        -        -      .26        -        -        -        -        -        -        -
                                          -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
         Total .......................... $   1.62 $   1.29 $    .96 $    .02 $    .91 $    .83 $    .74 $   1.32 $   1.26 $    .83
                                          ======== ======== ======== ======== ======== ======== ======== ======== ======== ========

   Premiums earned by segment:
     Property and casualty .............. $116,439 $115,412 $109,585 $109,139 $ 78,413 $ 70,597 $ 62,517 $ 54,178 $ 51,534 $ 48,294
     Reinsurance ........................   35,826   37,256   33,324   26,615   25,009   20,696   18,621   21,417   29,808   40,068
     Nonstandard risk automobile ........   10,001   12,161   13,529   11,656    9,997   10,030   10,590   13,003   14,189   10,094
                                          -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
         Total .......................... $162,266 $164,829 $156,438 $147,410 $113,419 $101,323 $ 91,728 $ 88,598 $ 95,531 $ 98,456
                                          ======== ======== ======== ======== ======== ======== ======== ======== ======== ========

BALANCE SHEET DATA
   Total assets ......................... $412,881 $387,370 $368,936 $372,807 $311,001 $296,126 $284,396 $266,812 $235,435 $204,187
                                          ======== ======== ======== ======== ======== ======== ======== ======== ======== ========

   Stockholders' equity ................. $136,889 $116,727 $109,634 $100,911 $105,144 $100,615 $ 95,911 $ 89,604 $ 78,240 $ 70,616
                                          ======== ======== ======== ======== ======== ======== ======== ======== ======== ========

OTHER DATA
   Average return on equity .............    13.7%    11.9%     9.3%      .2%     8.9%     8.4%     7.5%    14.1%    14.4%     9.8%
                                          ======== ======== ======== ======== ======== ======== ======== ======== ======== ========

ITEM 6.  SELECTED FINANCIAL DATA (continued)
-------  ------------------------
                                                                           Year ended December 31,

                                          ---------------------------------------------------------------------------------------
                                            1995     1994     1993     1992     1991     1990    1989     1988     1987     1986
                                          -------- -------- -------- -------- -------- -------- -------- -------- -------- ------

                                                       (In thousands, except per share amounts)

Book value per share ................. $  12.66 $  11.03 $  10.63 $   9.98 $  10.47 $  10.04 $   9.82 $   9.65 $   9.01 $   8.39
                                       ======== ======== ======== ======== ======== ======== ======== ======== ======== ========

Dividends paid per share ............. $    .53 $    .52 $    .52 $    .52 $    .52 $    .52 $    .52 $    .49 $    .48 $    .48
                                       ======== ======== ======== ======== ======== ======== ======== ======== ======== ========

 Property and casualty segment
   pool percentage ....................      22%      22%      22%      22%      17%      17%      17%      17%      17%      17%
                                       ======== ======== ======== ======== ======== ======== ======== ======== ======== ========

 Closing stock price .................. $ 13 3/4 $  9 1/2 $  9 1/2 $  8 1/2 $  9 1/2 $  6 7/8 $  8     $  7 3/4 $  7 1/2 $ 10
                                        ======== ======== ======== ======== ======== ======== ======== ======== ======== ========

 Net investment yield (pretax) ........    6.64%    6.55%    6.78%    7.47%    7.99%    8.49%    8.75%    8.28%    8.03%    9.09%
                                        ======== ======== ======== ======== ======== ======== ======== ======== ======== ========

 Cash dividends to closing stock price      3.9%     5.5%     5.5%     6.1%     5.5%     7.6%     6.5%     6.3%     6.4%     4.8%
                                       ======== ======== ======== ======== ======== ======== ======== ======== ======== ========

 Common shares outstanding ............   10,814   10,577   10,317   10,112   10,046   10,015    9,762    9,287    8,684    8,419
                                        ======== ======== ======== ======== ======== ======== ======== ======== ======== ========

 Statutory combined ratio .............    99.6%   101.3%   106.3%   113.9%   109.2%   109.5%   112.7%    98.7%    99.8%   102.5%
                                        ======== ======== ======== ======== ======== ======== ======== ======== ======== ========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS.
         ------------------------------------

OVERVIEW

     EMC Insurance Group Inc. (the "Company"), an approximately 67 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance, reinsurance, nonstandard risk automobile insurance and an excess and surplus lines insurance agency. Property and casualty insurance is the most significant segment, representing 71.8 percent of consolidated premium income.


     The three property and casualty insurance subsidiaries of the Company and two subsidiaries of Employers Mutual are parties to reinsurance pooling agreements with Employers Mutual (collectively the "pooling agreement").
Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business and assumes from Employers Mutual an amount equal to its participation in the pool. All losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from unaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. The aggregate participation of the Company's property and casualty insurance subsidiaries is 22 percent. Operations of the pool give rise to intercompany balances with Employers Mutual, which are settled on a quarterly basis. The investment activities and income tax liabilities of the pool participants are not subject to the pooling agreement.

     The purpose of the pooling agreement is to reduce the risk of an exposure insured by any of the pool participants by spreading it among all the companies. The pooling agreement produces a more uniform and stable underwriting result from year to year for all companies in the pool than might be experienced individually. In addition, each company benefits from the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own assets, and from the wide range of policy forms, lines of insurance written, rate filings and commission plans offered by each of the companies. A single set of reinsurance treaties is maintained for the protection of all six companies in the pool.

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

     The Company's nonstandard risk automobile insurance subsidiary specializes in insuring private passenger automobile risks that are found to be unacceptable in the standard automobile insurance market.

     The excess and surplus lines insurance agency provides insurance agents access to the excess and surplus lines markets and also functions as managing underwriter for such lines for Employers Mutual and several of the pool members.

CONSOLIDATED RESULTS OF OPERATIONS

Operating results for the three years ended December 31, 1995 are as follows:

($ in thousands)                             1995        1994        1993
                                           --------    --------    --------
Premiums earned .......................... $162,266    $164,829    $156,438
Losses and settlement expenses ...........  108,152     116,944     120,355
Other expenses ...........................   54,359      51,092      48,787
                                           --------    --------    --------
Underwriting loss ........................     (245)     (3,207)    (12,704)
Net investment income ....................   23,174      20,930      20,780
Realized investment gains ................    1,043         520         684
Other income .............................      344         434         259
                                           --------    --------    --------
Operating income before income taxes ..... $ 24,316    $ 18,677    $  9,019
                                           ========    ========    ========
Incurred losses and settlement expenses:
  Insured events of the current year ..... $123,877    $123,344    $119,896
  (Decrease) increase in provision for
    insured events of prior years ........  (15,725)     (6,400)        459
                                           --------    --------    --------
      Total losses and settlement expenses $108,152    $116,944    $120,355
                                           ========    ========    ========
Catastrophe and storm losses ............. $  6,603    $  6,343    $  8,952
                                           ========    ========    ========

     Operating income before income taxes has increased significantly over the last three years. This increase has been fueled by improved operating results in both the property and casualty insurance subsidiaries and the reinsurance subsidiary. The results for 1995 reflect a substantial improvement in the operations of the reinsurance subsidiary and continued strong performance by the property and casualty insurance subsidiaries, while the nonstandard risk automobile insurance subsidiary showed a decline. The results for 1994 reflect improved operating results in all segments, with the property and casualty insurance subsidiaries and the nonstandard risk automobile insurance subsidiary posting significant increases over 1993.

      Premium income declined slightly in 1995 after posting modest increases in 1994 and 1993. For the year 1995, a small production increase for the property and casualty insurance subsidiaries was more than offset by production decreases for the reinsurance and nonstandard risk automobile insurance subsidiaries. For the year 1994, production increases in the property and casualty insurance subsidiaries and the reinsurance subsidiary were partially offset by a production decrease in the nonstandard risk automobile insurance subsidiary.

     Losses and settlement expenses have declined steadily over the last three years, reflecting favorable development in the provision for insured events of prior years and a decrease in catastrophe and storm losses. The majority of the favorable development in the provision for insured events of prior years has come from the property and casualty insurance subsidiaries, which have benefited from state reform measures in workers' compensation insurance and various cost control functions implemented by Employers Mutual to minimize losses. Favorable development has also been experienced in the reinsurance subsidiary and the nonstandard risk auto insurance subsidiary, but to a lesser degree. Catastrophe and storm losses increased only slightly in 1995, despite a substantial increase in hurricane and storm activity. This small increase is the result of careful underwriting and a reduction of coastal exposures in the assumed reinsurance business.

     Other expenses have increased slightly over the last three years. These increases are primarily attributable to the property and casualty insurance subsidiaries and reflect higher commission rates associated with writing more property insurance and additional expenses associated with the various cost control functions that have been implemented to control losses.

     Investment income increased substantially in 1995 after showing modest growth in 1994 and declining in 1993. The increase for 1995 is primarily due to a larger invested asset base earning income. The amounts for 1994 and 1993 were impacted by the transfer of $24,853,000 to Employers Mutual in 1993 in connection with changes to the property and casualty insurance subsidiaries' pooling agreement and the reinsurance subsidiary's quota share agreement.

     Realized gains on investments increased significantly in 1995, reflecting profits recognized on the sale of mutual funds invested in equity securities. The amounts for 1994 and 1993 are primarily the result of calls and prepayments on fixed maturity securities.

     Other income amounts represent the amortization of deferred income related to reserve discounting on the 1993 commutation of one of the reinsurance subsidiary's reinsurance contracts under the quota share agreement.

     Effective January 1, 1993 the Company adopted two new accounting standards and implemented an accounting change which resulted in an increase in net income of $2,621,000 ($.26 per share). Following is a brief explanation of each item:

* The Company adopted Statement of Financial Accounting Standards (SFAS) 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" by recognizing the transition obligation as a cumulative effect adjustment to income. The Company's transition obligation amounted to $2,166,000 ($.21 per share), net of income tax benefits of $1,116,000.

* The Company adopted SFAS 109, "Accounting for Income Taxes" as a cumulative effect adjustment to income. The Company recognized a benefit of $5,595,000 ($.55 per share), net of a valuation allowance of $1,000,000.

* The property and casualty insurance subsidiaries changed their method of calculating unearned premiums from the monthly pro rata method to the daily method. This change resulted in a cumulative increase in unearned premiums of $1,110,000 and a decrease in income of $808,000 ($.08 per share), net of income tax benefits of $302,000.


SEGMENT RESULTS

PROPERTY AND CASUALTY INSURANCE

Operating results for the three years ended December 31, 1995 are as follows:

($ in thousands)                             1995        1994        1993
                                           --------    --------    --------
Premiums earned .......................... $116,439    $115,412    $109,585
Losses and settlement expenses ...........   74,926      77,872      79,777
Other expenses ...........................   40,030      36,606      33,621
                                           --------    --------    --------
Underwriting gain (loss) .................    1,483         934      (3,813)
Net investment income ....................   15,428      14,080      13,243
Realized investment gains ................    1,027         334         405
                                           --------    --------    --------
Operating income before income taxes ..... $ 17,938    $ 15,348    $  9,835
                                           ========    ========    ========
Incurred losses and settlement expenses:
  Insured events of the current year ..... $ 87,411    $ 84,204    $ 81,355
  Decrease in provision for insured
    events of prior years ................  (12,485)     (6,332)     (1,578)
                                           --------    --------    --------
      Total losses and settlement expenses $ 74,926    $ 77,872    $ 79,777
                                           ========    ========    ========
Catastrophe and storm losses ............. $  5,671    $  4,919    $  3,811
                                           ========    ========    ========

     Premium income has increased over the last three years, but has been limited by rate competition and the shift of large commercial insureds to alternative risk mechanisms. Rate levels declined in 1995 in response to competitive pressures and favorable experience. In spite of this, rate adequacy deteriorated only slightly due to careful underwriting, significant reform measures implemented by several states to control the administrative costs of workers' compensation claims and internal cost management programs. New marketing programs implemented in 1994, and expanded in 1995, have increased the amount of property insurance written and have also helped to highlight the subsidiaries' other products. During 1995, production increases in direct (controlled) business were partially offset by decreases in mandatory assigned risk programs, resulting in a small increase in total premiums earned. The decrease in the mandatory assigned risk premiums is looked at favorably as losses associated with this type of business are generally higher than losses from direct business. Direct business production for 1996 is not expected to increase significantly as the market conditions that have limited production over the last several years are not expected to change.

     Workers' compensation production for 1995 was hindered by rate reductions, including a 10.6% rate reduction in the State of Iowa, the pool's largest producer of workers' compensation business. During 1994, 11 states implemented rate reductions and 14 states implemented rate increases for workers' compensation insurance; however, the impact on production was not material as they were enacted at various times throughout the year and they generally offset each other.

     Underwriting results have improved significantly over the last three years, reflecting favorable development in the provision for insured events of prior years. This favorable development includes savings associated with reform measures implemented by several states to control administrative costs for workers' compensation insurance as well as various cost control functions that have been implemented by Employers Mutual to control losses. The property and casualty insurance subsidiaries have historically experienced favorable development in their reserves and current reserving practices have not been relaxed; however, the level of favorable development experienced in 1995 is not expected to continue. Underwriting results for 1993 were negatively impacted by reserve strengthening in the workers' compensation line of business related to greater than expected increases in the price and usage of drugs, medical durables and medical services. Other expenses have increased over the last three years due to higher commission rates associated with property business and additional expenses associated with the various cost control functions that have been implemented to control losses.

      Investment income has grown steadily over the last three years, primarily due to an increase in the invested asset base. The amounts for 1995 and 1994 reflect interest income earned on $13,148,000 received from Employers Mutual in 1994 in connection with the gross-up of reserve amounts associated with the National Workers' Compensation Reinsurance Pool at December 31, 1993.

REINSURANCE

Operating results for the three years ended December 31, 1995 are as follows:

($ in thousands)                               1995       1994       1993
                                             --------   --------   --------
Premiums earned ............................ $ 35,826   $ 37,256   $ 33,324
Losses and settlement expenses .............   23,744     30,565     27,872
Other expenses .............................   11,584     11,408     11,492
                                             --------   --------   --------
Underwriting gain (loss) ...................      498     (4,717)    (6,040)
Net investment income ......................    6,068      5,354      6,090
Realized investment gains ..................       13        116        201
Other income ...............................      344        434        259
                                             --------   --------   --------
Operating income before income taxes ....... $  6,923   $  1,187   $    510
                                             ========   ========   ========
Incurred losses and settlement expenses:
  Insured events of the current year ....... $ 26,668   $ 29,270   $ 25,359
  (Decrease) increase in provision for
    insured events of prior years ..........   (2,924)     1,295      2,513
                                             --------   --------   --------
      Total losses and settlement expenses   $ 23,744   $ 30,565   $ 27,872
                                             ========   ========   ========
Catastrophe losses ......................... $    932   $  1,424   $  5,141
                                             ========   ========   ========

    Premium income declined in 1995 after increasing in both 1994 and 1993. The majority of the decrease in 1995 production can be attributed to the cancellation of four large national pro rata treaties that had experienced poor underwriting results over the last several years. During 1995, more emphasis was placed upon writing excess of loss business and on increasing participation on existing contracts that had favorable terms. This movement towards excess of loss business was prompted by the continued deterioration of pro rata rates and greater control over the pricing of excess of loss business. While pro rata business continued to be written, the emphasis was on local and regional accounts. Some national account pro rata business was retained, but the terms provide appropriate limitations and protection for catastrophe exposures. The reinsurance subsidiary continues to emphasize profitability over production and therefore cancelled several unprofitable aircraft and marine accounts at the end of 1995. Despite these cancellations, premium volume for 1996 is expected to increase.

     Underwriting results have improved significantly over the last three years, reflecting a decline in catastrophe losses and favorable development in the provision for insured events of prior years. The large decrease in catastrophe losses in 1994 was partially offset by an increase in crop hail losses and a deterioration of results in the pro rata business. Results for 1993 reflect $1,678,000 of underwriting losses associated with two reinsurance contracts that were commuted in 1993.

      Investment income increased in 1995 after declining in 1994 and 1993 due to the transfer of $20,426,000 to Employers Mutual in 1993 in connection with the commutation of two reinsurance contracts. The increase for 1995 is primarily due to an increase in the invested asset balance.

      Under the terms of the amended quota share agreement with Employers Mutual, losses in excess of $1,000,000 per event are retained by Employers Mutual. The reinsurance subsidiary pays an annual override commission to Employers Mutual for this additional protection, which totaled $1,913,000, $2,095,000 and $1,809,000 in 1995, 1994 and 1993, respectively. The reinsurance subsidiary also pays for 95 percent of the outside protection Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business. This cost is recorded as a reduction to the premiums received by the reinsurance subsidiary and amounted to $1,984,000, $2,836,000 and $2,439,000 in 1995, 1994 and 1993, respectively. Losses retained by Employers Mutual for the three years ended 1995, 1994 and 1993 amounted to $1,103,000, $7,020,000 and $615,000, respectively.

      The reinsurance subsidiary has an aggregate excess of loss treaty with Employers Mutual which provides protection from a large accumulation of retentions resulting from multiple catastrophes in any one year. The coverage provided is $2,000,000, excess of $3,000,000 ($2,500,000 in 1994 and 1993)
aggregate loss retained, excess of $200,000 per event. Maximum recovery is limited to $2,000,000 ($4,000,000 in 1994 and 1993) per accident year. The reinsurance subsidiary recovered $0, $0 and $144,000 under this treaty and paid reinstatement premiums of $0, $0 and $208,000 in 1995, 1994 and 1993, respectively. Total premiums paid to Employers Mutual amounted to $500,000, $558,000 and $708,000 in 1995, 1994 and 1993, respectively.

      During 1994, the reinsurance subsidiary commuted all outstanding reinsurance balances ceded to Employers Mutual under catastrophe and aggregate excess of loss reinsurance treaties related to accident years 1991 through 1993. In connection with these commutations, the Company's assets and liabilities increased $687,000. There was no income effect from these commutations.

     Effective June 30, 1993, Employers Mutual commuted the portion of the quota share agreement that pertained to a casualty pool that is in a run-off position. In connection with this change in the quota share agreement, the Company's liabilities decreased $19,783,000 and invested assets decreased $17,806,000. The reserve discount amount of $1,977,000 was recorded as deferred income and is being amortized into operations over the estimated settlement period of the reserves, which is ten years. The amount recognized as income totaled $344,000, $434,000 and $259,000 in 1995, 1994 and 1993,
respectively.

     Effective October 31, 1993, Employers Mutual commuted the portion of the quota share agreement that pertained to a voluntary pool that handled large "highly protected" risks. In connection with this change in the quota share agreement, the Company's liabilities decreased $3,827,000 and invested assets decreased $2,620,000. Employers Mutual reimbursed the Company $1,207,000 for commissions incurred to generate this business. No reserve discount was calculated as this business involved short-tail property coverage.


NONSTANDARD RISK AUTOMOBILE INSURANCE

Operating results for the three years ended December 31, 1995 are as follows:

($ in thousands)                               1995        1994        1993
                                             --------    --------    --------
Premiums earned ............................ $ 10,001    $ 12,161    $ 13,529
Losses and settlement expenses .............    9,482       8,507      12,706
Other expenses .............................    2,775       3,160       3,366
                                             --------    --------    --------
Underwriting (loss) gain ...................   (2,256)        494      (2,543)
Net investment income ......................    1,175       1,152       1,166
Realized investment gains ..................        3          75         109
                                             --------    --------    --------
Operating (loss) income before income taxes  $ (1,078)   $  1,721    $ (1,268)
                                             ========    ========    ========
Incurred losses and settlement expenses:
  Insured events of the current year ....... $  9,798    $  9,870    $ 13,182
  Decrease in provision for insured
    events of prior years ..................     (316)     (1,363)       (476)
                                             --------    --------    --------
      Total losses and settlement expenses   $  9,482    $  8,507    $ 12,706
                                             ========    ========    ========

     Premium income has declined substantially over the last two years after increasing in 1993. This decline is the result of intense competition for nonstandard auto business from both the standard and the nonstandard markets. The company has not reduced rates in order to retain business and, as a result, has experienced a significant reduction in premium volume. The company was approved for rate increases in the state of Nebraska in late 1995 and is in the process of applying for rate increases in the states of South Dakota and Iowa. The company expects to begin writing business in the state of Missouri in early 1996, which should help to offset the production decreases experienced in existing markets. The number of new applications received by the company has been increasing and management expects premium volume to improve in 1996.

     Underwriting results have fluctuated dramatically over the last three years. Results for 1995 were negatively impacted by an increase in both the frequency and severity of losses. Companies within the standard market have been retaining more of the marginal risks that previously had been passed on to the nonstandard market. As a result, the pool of potential insureds seeking nonstandard coverage is smaller and contains a larger percentage of high risk drivers. This has led to increased rate competition within the nonstandard market and an overall decline in the quality of the company's book of business. Underwriting results for 1994 reflect improved loss experience, favorable development in the provision for insured events of prior years and rate increases that were implemented in all states during the later part of 1993 and the first part of 1994. Results for 1993 were negatively impacted by increased loss frequency and severity associated with a new book of business and a strengthening of loss and settlement expense reserves.

EXCESS AND SURPLUS LINES INSURANCE MANAGEMENT AGENCY

     Operating income before income taxes was $483,000, $505,000 and $103,000 for 1995, 1994 and 1993, respectively. The results for 1995 and 1994 reflect a new management plan put into effect which places more emphasis on writing excess and surplus lines business through Employers Mutual's agency force. Operating results for 1993 were negatively impacted by the termination of business with a large agency that had previously represented over 50 percent of this segment's volume.

PARENT COMPANY

     Operating income before income taxes increased to $50,000 in 1995 from losses of $84,000 in 1994 and $161,000 in 1993. The improvement in 1995 and 1994 is primarily due to additional investment income that resulted from an increase in the invested asset balance.

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

     Estimating asbestos and environmental related reserves is very difficult due to many uncertainties surrounding these types of claims. Such uncertainties include the fact that the legal definition of asbestos and environmental damage is still evolving, the assignment of responsibility varies widely by state and claims often emerge long after the policy has expired, making assignment of damages to the appropriate party and to the time period covered by a particular policy difficult. In establishing reserves for these types of claims, management monitors the relevant facts concerning each claim, the current status of the legal environment, the social and political conditions and the claim history and trends within the Company and the industry.

     The Company's financial results have not been materially affected by losses associated with asbestos and environmental exposures. The Company's environmental claims activity is predominately from hazardous waste and pollution-related claims. The parties to the pooling agreement have not written primary coverage for the major oil or chemical companies; the greatest exposure arises out of commercial general liability and umbrella policies issued to municipalities during the 1970s which allegedly cover contamination emanating from closed landfills. The remaining exposure is for claims from small regional operations or local businesses involved with disposing wastes at dump sites or having pollution on their own property due to hazardous material use or leaking underground storage tanks. These insureds include small manufacturing operations, tool makers, automobile dealerships, contractors, gasoline stations and real estate developers.

     The Company's asbestos claims activity is predominately from insureds that have been named as one of multiple defendants covering exposure over many years. The Company has not found any evidence of injury as a result of exposure to the Company's insured's products during the policy periods.

     During 1995, the Company changed its methodology for establishing Incurred But Not Reported (IBNR) reserves for asbestos and environmental exposures related to the direct insurance business issued by the members of the pooling agreement. Prior to 1995, IBNR reserves were calculated by applying a factor to the case basis reserves. IBNR reserve levels produced with this methodology tended to vary from year to year due to the relatively small amount of case basis reserves carried for these types of claims. At December 31, 1995, the Company allocated a portion of the current IBNR reserve to these exposures to reflect estimated ultimate losses. No additional IBNR reserves were established for the direct insurance business.

     During 1995, Employers Mutual attempted to improve its disclosure of asbestos and environmental exposures related to its assumed reinsurance business, some of which is ceded to the Company's reinsurance subsidiary, by mailing supplemental questionnaires to its ceding reinsurers. Many of these reinsurers responded with more detailed information than they had previously provided. Using this additional information, Employers Mutual allocated a portion of the current bulk IBNR reserve to asbestos and environmental exposures. No additional bulk IBNR reserves were established on the business assumed by the Company's reinsurance subsidiary.

LIQUIDITY AND INVESTMENTS

     The Company maintains a portion of the investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio is invested in securities with maturities that approximate the anticipated liabilities of the insurance issued. Net unrealized holding gains on fixed maturity securities available-for-sale totaled $3,472,000 at December 31, 1995. This compares to net unrealized holding losses of $1,317,000 at December 31, 1994 and net unrealized holding gains of $2,068,000 at December 31, 1993. Since the Company does not actively trade in the bond market, such fluctuations in the market value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant. A valuation allowance was established in 1994 related to the tax benefits associated with the unrealized holding losses at December 31, 1994 due to the uncertainty concerning the future realization of these benefits.

     The majority of the Company's assets are invested in fixed maturities. These investments provide a substantial amount of income which supplements underwriting results and contributes to net earnings. As these investments mature the proceeds will be reinvested at current rates, which may be higher or lower than those now being earned; therefore, more or less investment income may be available to contribute to net earnings depending on the interest rate level.

     During 1995, the Company invested $13,550,000 of short-term funds and maturing U.S. Treasury Bills into mutual funds invested in equity securities. The overall liquidity position of the Company was not affected by these investments. Net unrealized holding gains on equity securities totaled $818,000 at December 31, 1995.

     In November of 1995 the Financial Accounting Standards Board issued a special report titled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." This report contained a provision that allowed entities a one-time option to reassess the appropriateness of the classifications of all securities held and to reclassify securities from the held-to-maturity category without calling into question the intent of that enterprise to hold other debt securities to maturity in the future. The Company elected to take advantage of this option and reclassified $80,534,719 of municipal and corporate bonds from the held-to-maturity category to the available-for-sale category in the fourth quarter of 1995 in order to achieve more flexibility in its investment portfolio.

     The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends and investment purchases.

     During 1995, the Company generated positive cash flows from operations of $24,651,000. This compares to positive cash flows from operations of $39,006,000 in 1994, which included $13,148,000 related to the gross-up of reserve amounts associated with the National Workers' Compensation Reinsurance Pool. Negative operating cash flows of $8,794,000 in 1993 included $24,853,000 paid to Employers Mutual in connection with the change in the property and casualty insurance subsidiaries' pooling agreement relating to the voluntary assumed reinsurance business and the commutation of two reinsurance contracts under the reinsurance subsidiary's quota share agreement.

CAPITAL RESOURCES

     As of December 31, 1995, the Company had no material commitments for capital expenditures.

     Insurance company operations require capital to support premium writings. The Company believes that its insurance company subsidiaries have sufficient capital to support their expected near-term writings. The Company's insurance agency operation does not require a large amount of capital.

     The National Association of Insurance Commissioners (NAIC) adopted certain risk-based capital standards for property and casualty insurance companies in 1994. Risk-based capital requirements attempt to measure minimum statutory capital needs based upon the risks in a company's mix of products and investment portfolio. The Company's insurance subsidiaries' ratio of total adjusted capital to risk-based capital at December 31, 1995 is well in excess of the minimum level required.

     A major source of cash flows for the Company is dividend payments from its subsidiaries. State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval. See note 7 of Notes to Consolidated Financial Statements for additional information regarding dividend restrictions. The Company collected $3,200,000, $3,068,000 and $860,000 of dividends from its insurance subsidiaries in 1995, 1994 and 1993, respectively and $1,000,000 from its insurance agency in 1995. The Company paid cash dividends to stockholders totaling $5,662,000, $5,422,000 and $5,303,000 in 1995, 1994 and 1993,
respectively. For the last three years, Employers Mutual has received 50 percent of its dividends in common stock under the Company's dividend reinvestment and common stock purchase plan.

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

DEVELOPMENTS IN INSURANCE REGULATION

     The NAIC is in the process of developing model legislation to govern insurance company investments. An exposure draft was released in August of 1994 and a model law is expected to be ratified by the NAIC in 1996. This model law is not expected to have a material impact on the operations of the Company's insurance subsidiaries.

     The NAIC is currently working on a project to codify statutory accounting principles. The goal of this project is to establish a uniform set of accounting rules and regulations that will be utilized by all insurance companies when preparing financial reports submitted to regulatory authorities. Issue papers documenting the NAIC's position on the proposed accounting treatment of many items have been released for comment; however, many complex and controversial issues have not been addressed at this time or are in the process of being reexamined by the NAIC. As a result, the Company is unable to determine what impact, if any, this project will have on the statutory surplus of its insurance subsidiaries when enacted.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The 1995 Private Securities Litigation Reform Act provides issuers the opportunity to make cautionary statements regarding forward-looking statements. Accordingly, any forward-looking statement contained herein or in any other oral or written statement by the Company or any of its officers, directors or employees is qualified by the fact that actual results of the Company may differ materially from such statement due to the following important factors, among other risks and uncertainties inherent in the Company's business: catastrophic events, state insurance regulations, rate competition, adverse changes in interest rates and unforeseen losses with respect to loss and settlement expense reserves for unreported and reported claims, including asbestos and environmental claims.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

              Management's Responsibility for Financial Reporting

     The management of EMC Insurance Group Inc. and Subsidiaries is responsible for the preparation and for the integrity and objectivity of the accompanying financial statements and other financial information in this report. The financial statements have been prepared in accordance with generally accepted accounting principles and include amounts that are based on management's estimates and judgments where necessary.

     The accompanying financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. Their report appears elsewhere in this annual report.

     Management has established and maintains a system of internal controls that are designed to provide assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use, and the execution and recording of transactions in accordance with management's authorization. The system of internal controls provides for appropriate division of responsibility. Certain aspects of these systems and controls are tested periodically by the Company's internal auditors. Management considers the recommendations of its internal auditors and independent public accountants concerning the Company's internal controls and takes the necessary actions that are cost-effective in the circumstances to respond appropriately to the recommendations presented. Management believes that as of December 31, 1995, the Company's system of internal controls was adequate to accomplish the objectives described herein.

     The Audit Committee of the Board of Directors, composed solely of outside directors, met during the year with management and the independent accountants to review and discuss audit findings and other financial and accounting matters. The independent accountants and the internal auditors have free access to the Audit Committee, with and without management present, to discuss the results of their audit work.


/s/ E.H. Creese
------------------------------------
E.H. Creese, C.P.A.
Senior Vice President, Treasurer and
Chief Financial Officer

                   Independent Auditor's Report

The Board of Directors and Stockholders
EMC Insurance Group Inc.:

     We have audited the accompanying consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMC Insurance Group Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in notes 1, 10, 11 and 13 to the consolidated financial statements, the Company changed its method of computing unearned premiums in 1993 and implemented the provisions of the Financial Accounting Standards Board's Statements No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions", No. 109, "Accounting for Income Taxes", and No. 115, "Accounting for Certain Investments in Debt and Equity Securities".


                                         /s/ KPMG Peat Marwick LLP

Des Moines, Iowa
February 20, 1996

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                           December 31,
                                                    --------------------------
                                                         1995          1994

                                                    ------------  ------------
ASSETS
Investments (note 10):
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (market value $203,312,748 and $238,721,488)  $191,440,816  $243,649,720
    Securities available-for-sale, at market value
      (amortized cost $137,099,939 and $77,808,992)  142,360,569    76,492,396
  Equity securities available-for-sale, at market
    value (cost $14,771,422 and $0) ...............   16,010,763             -
  Short-term investments, at cost .................   17,271,798    16,029,426
                                                    ------------  ------------
       Total investments ..........................  367,083,946   336,171,542


Cash ..............................................    1,198,436     1,258,221
Accrued investment income .........................    5,749,619     5,560,633
Accounts receivable ...............................      726,181     1,280,550
Deferred policy acquisition costs .................    8,714,769     8,393,635
Deferred income taxes (note 11) ...................   11,921,182    14,190,499
Intangible assets, including goodwill, at cost
  less accumulated amortization of $1,809,156
  and $1,674,643 ..................................    1,748,664     1,883,177
Reinsurance receivables (note 3) ..................   12,916,943    14,935,048
Prepaid reinsurance premiums (note 3) .............    1,805,881     2,121,033
Other assets ......................................    1,015,352     1,575,540
                                                    ------------  ------------

       Total assets ............................... $412,880,973  $387,369,878
                                                    ============  ============


See accompanying Notes to Consolidated Financial Statements.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                           December 31,
                                                    --------------------------
                                                        1995          1994
                                                    ------------  ------------
LIABILITIES
Losses and settlement expenses (notes 2,3,5 and 6)  $205,422,109  $203,181,615
Unearned premiums (notes 2 and 3) .................   48,767,147    47,672,570
Other policyholders' funds ........................    3,593,328     3,102,609
Indebtedness to related party .....................      428,463       937,356
Income taxes payable ..............................    2,538,669     1,736,000
Postretirement benefits (note 13) .................    4,489,812     4,086,674
Deferred income (note 2) ..........................      940,009     1,283,662
Other liabilities .................................    9,812,678     8,642,703
                                                    ------------  ------------

       Total liabilities ..........................  275,992,215   270,643,189
                                                    ------------  ------------

STOCKHOLDERS' EQUITY (notes 7,8,10,14 and 15)
Common stock, $1 par value,
  authorized 20,000,000 shares;
  issued and outstanding, 10,821,978 shares
  in 1995 and 10,587,629 shares in 1994 ...........   10,821,978    10,587,629
Additional paid-in capital ........................   59,787,926    57,162,911
  Unrealized holding gains (losses) on fixed
  maturity securities available-for-sale,
  net of tax ......................................    3,472,016    (1,316,596)
Unrealized holding gains on equity securities
  available-for-sale, net of tax ..................      817,965             -

Retained earnings .................................   62,089,294    50,402,812
  Treasury stock, at cost (7,585 shares in 1995
  and 10,931 shares in 1994) ......................     (100,421)     (110,067)
                                                    ------------  ------------
       Total stockholders' equity .................  136,888,758   116,726,689
                                                    ------------  ------------

Contingent liabilities (notes 3 and 17)

       Total liabilities and stockholders' equity   $412,880,973  $387,369,878
                                                    ============  ============


See accompanying Notes to Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Consolidated Statements of Income

                                               Year ended December 31,
                                      ----------------------------------------
                                          1995          1994          1993
                                      ------------  ------------  ------------
REVENUES:
Premiums earned (notes 2 and 3) ..... $162,266,250  $164,829,379  $156,437,538
Investment income, net (note 10) ....   23,173,794    20,929,680    20,779,951
Realized investment gains (note 10)      1,043,730       519,567       684,445
Other income (note 2) ...............      343,653       433,979       259,217
                                      ------------  ------------  ------------
                                       186,827,427   186,712,605   178,161,151
                                      ------------  ------------  ------------
LOSSES AND EXPENSES:
Losses and settlement
  expenses (notes 2,3 and 5) ........  108,152,278   116,944,054   120,355,299
Dividends to policyholders ..........    3,739,533     3,103,788     2,494,284
Amortization of deferred
  policy acquisition costs ..........   32,152,616    31,701,789    30,717,175
Other underwriting expenses .........   18,467,091    16,286,206    15,575,257
                                      ------------  ------------  ------------
                                       162,511,518   168,035,837   169,142,015
                                      ------------  ------------  ------------
      Income before income taxes and
        cumulative effect of changes
        in accounting principles ....   24,315,909    18,676,768     9,019,136
                                      ------------  ------------  ------------
INCOME TAXES (note 11):
  Current ...........................    6,907,754     5,265,482     1,903,128
  Deferred ..........................       59,327       (94,441)      (18,027)
                                      ------------  ------------  ------------
                                         6,967,081     5,171,041     1,885,101
                                      ------------  ------------  ------------
      Income before cumulative effect
        of changes in accounting
        principles ..................   17,348,828    13,505,727     7,134,035

CUMULATIVE EFFECT OF CHANGES
  IN ACCOUNTING PRINCIPLES FOR:
    Income taxes (note 11) ..........            -             -     5,595,177
    Postretirement benefits (note 13)            -             -    (2,165,900)
    Unearned premiums (note 1) ......            -             -      (807,933)
                                      ------------  ------------  ------------
      NET INCOME .................... $ 17,348,828  $ 13,505,727  $  9,755,379
                                      ============  ============  ============

See accompanying Notes to Consolidated Financial Statements.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                               Year ended December 31,
                                      ----------------------------------------
                                          1995          1994          1993
                                      ------------  ------------  ------------
EARNINGS PER COMMON SHARE:
   Income before cumulative effect of
     changes in accounting principles $       1.62  $       1.29  $        .70

   Cumulative effect of changes in
     accounting principles for:
       Income taxes .................            -             -           .55

       Postretirement benefits ......            -             -          (.21)
       Unearned premiums ............            -             -          (.08)
                                      ------------  ------------  ------------
         Total ...................... $       1.62  $       1.29  $        .96
                                      ============  ============  ============

Average number of shares outstanding    10,685,344    10,431,925    10,197,999
                                      ============  ============  ============

Pro forma amounts, assuming retroactive application of new method of calculating unearned premiums:

         Net income ............................................  $ 10,563,312
                                                                  ============

         Earnings per common share .............................  $       1.04
                                                                  ============

See accompanying Notes to Consolidated Financial Statements.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

               Consolidated Statements of Stockholders' Equity

                                                 Year ended December 31,
                                         -------------------------------------
                                             1995         1994         1993
                                         -----------  -----------  -----------
COMMON STOCK:
  Beginning of year .................... $10,587,629  $10,325,329  $10,161,760
  Issuance of common stock:
    Stock option plans .................     102,797       41,694       31,252

    Dividend reinvestment
      plan (note 15(a)) ................     131,552      220,606      132,317

                                         -----------  -----------  -----------
  End of year ..........................  10,821,978   10,587,629   10,325,329

                                         -----------  -----------  -----------

ADDITIONAL PAID-IN CAPITAL:
  Beginning of year ....................  57,162,911   55,021,926   53,507,459

  From issuance of common stock:
    Stock option plans .................   1,092,041      349,390      279,234

    Dividend reinvestment plan .........   1,417,808    1,791,595    1,211,972
  Gain on sale of treasury stock .......     115,166            -       23,261

                                         -----------  -----------  -----------
  End of year ..........................  59,787,926   57,162,911   55,021,926
                                         -----------  -----------  -----------

UNREALIZED HOLDING GAINS (LOSSES) ON
  FIXED MATURITY SECURITIES AVAILABLE-
  FOR-SALE, NET OF TAX:
    Beginning of year ..................  (1,316,596)   2,068,451            -

    Gains (losses) on revaluation of
      fixed maturity securities
      available-for-sale, net of
      tax (notes 1 and 10) .............   4,788,612   (3,385,047)   2,068,451

                                         -----------  -----------  -----------
    End of year ........................   3,472,016   (1,316,596)   2,068,451
                                         -----------  -----------  -----------

UNREALIZED HOLDING GAINS (LOSSES) ON
  EQUITY SECURITIES AVAILABLE-FOR-SALE,
  NET OF TAX:
    Beginning of year ..................           -      (19,800)    (142,000)
    Gains on revaluation of equity
      securities available-for-sale, net
      of tax (notes 1 and 10) ..........     817,965       19,800      122,200

                                         -----------  -----------  -----------
    End of year ........................ $   817,965  $         -  $   (19,800)
                                         -----------  -----------  -----------

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                               Year ended December 31,
                                      ----------------------------------------
                                          1995          1994          1993
                                      ------------  ------------  ------------
RETAINED EARNINGS:
  Beginning of year ................. $ 50,402,812  $ 42,319,249  $ 37,866,902
  Net income ........................   17,348,828    13,505,727     9,755,379
  Dividends on common stock ($.53 per
    share in 1995, $.52 in 1994 and
    1993):
      Cash dividends ................   (3,653,299)   (3,510,555)   (3,443,465)
      Dividends reinvested in shares
        of common stock .............   (2,009,047)   (1,911,609)   (1,859,567)
                                      ------------  ------------  ------------
  End of year .......................   62,089,294    50,402,812    42,319,249
                                      ------------  ------------  ------------

  TREASURY STOCK AT COST:
  Beginning of year .................     (110,067)      (81,386)     (483,344)
  Purchase of shares for the treasury     (653,967)      (28,681)     (126,948)
  Sale of shares from the treasury ..      663,613             -       528,906
                                      ------------  ------------  ------------
  End of year .......................     (100,421)     (110,067)      (81,386)
                                      ------------  ------------  ------------
    Total stockholders' equity ...... $136,888,758  $116,726,689  $109,633,769
                                      ============  ============  ============

See accompanying Notes to Consolidated Financial Statements.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows


                                                 Year ended December 31,
                                         -------------------------------------
                                             1995         1994         1993
                                         -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................... $17,348,828  $13,505,727  $ 9,755,379
                                         -----------  -----------  -----------
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
      Cumulative effect of changes in
        accounting principles, net of
        tax ............................           -            -   (2,621,344)
      Losses and settlement expenses ...   2,240,494    5,372,801    8,010,617
      Unearned premiums ................   1,094,577    1,731,514      650,196
      Other policyholders' funds .......     490,719      247,816     (840,604)
      Deferred policy acquisition costs     (321,134)    (694,771)     413,967
      Indebtedness of related
        party (note 4) .................    (508,893)  13,228,868   (8,639,436)
      Accrued investment income ........    (188,986)    (725,182)    (242,595)
      Accrued income taxes:
        Current ........................     802,669    1,186,000     (118,000)
        Deferred .......................      59,327      (94,441)     (18,027)
      Provision for amortization .......         (82)       4,101      (23,072)
      Realized investment gains ........  (1,043,730)    (519,567)    (684,445)
      Postretirement benefits ..........     403,138      549,225      255,782
      Reinsurance receivables ..........   2,018,105    3,542,358    9,389,384
      Prepaid reinsurance premiums .....     315,152      711,151      805,733
      Amortization of deferred income ..    (343,653)    (433,979)    (259,217)
      Other, net .......................   2,284,532      706,967      225,040
                                         -----------  -----------  -----------
                                           7,302,235   24,812,861    6,303,979
      Cash provided by the commutation
        of outstanding reinsurance
        balances by the reinsurance
        subsidiary (note 2) ............           -      686,962            -

      Cash used in the change in the
        property and casualty insurance
        subsidiaries' pooling
        agreement (note 2) .............           -            -   (4,426,945)

      Cash used in the commutation of
        two reinsurance contracts under
        the reinsurance subsidiary's
        quota share agreement (note 2)             -            -  (20,425,955)
                                         -----------  -----------  -----------
          Total adjustment .............   7,302,235   25,499,823  (18,548,921)
                                         -----------  -----------  -----------
            Net cash provided by (used
              in) operating activities   $24,651,063  $39,005,550  $(8,793,542)
                                         -----------  -----------  -----------

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                               Year ended December 31,
                                      ----------------------------------------
                                          1995          1994         1993
                                      ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed maturity
    securities held-to-maturity ..... $(46,384,530) $(93,131,676) $          -
  Maturities of fixed maturity
    securities held-to-maturity .....   18,257,425    41,099,534             -
  Purchases of fixed maturity
    securities available for sale ...  (27,866,616) (193,422,946)            -
  Maturities of fixed maturity
    securities available-for-sale ...   49,104,032   208,880,152             -
  Net purchases of mutual funds
    invested in equity securities
    available-for-sale ..............  (13,785,451)            -             -
  Sales of equity securities
    available-for-sale ..............            -       500,000     1,043,068
  Purchases of fixed maturity
    securities ......................            -             -  (266,682,915)
  Maturities of fixed maturity
    securities ......................            -             -   274,909,330

  Net (purchases) sales of short-term
    investments .....................   (1,242,372)      699,964     1,420,288
                                      ------------  ------------  ------------
         Net cash (used in) provided
           by investing activities ..  (21,917,512)  (35,374,972)   10,689,771
                                      ------------  ------------  ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ..........    2,859,364     2,403,285     1,670,536
  Dividends paid to stockholders ....   (5,662,346)   (5,422,164)
(5,303,032)
  Sales (purchases) of treasury
    stock, net ......................        9,646       (28,681)      401,958
                                      ------------  ------------   -----------
         Net cash used in financing
           activities ...............   (2,793,336)   (3,047,560)   (3,230,538)
                                      ------------  ------------  ------------
NET (DECREASE) INCREASE IN CASH .....      (59,785)      583,018    (1,334,309)
Cash at beginning of year ...........    1,258,221       675,203     2,009,512
                                      ------------  ------------  ------------
Cash at end of year ................. $  1,198,436  $  1,258,221  $    675,203
                                      ============  ============  ============

Income taxes paid ................... $  6,242,085  $  3,795,381  $  2,021,128
Interest paid .......................      177,156        33,672             -

See accompanying Notes to Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     EMC Insurance Group Inc., an approximately 67 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance, reinsurance, nonstandard risk automobile insurance and an excess and surplus lines insurance agency. Both commercial and personal lines of insurance are written, with the focus on medium-sized commercial accounts. About two-thirds of the premiums written are in Iowa and the contiguous states. EMC Insurance Group Inc. and its subsidiaries are referred to herein as the "Company".

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

REINSURANCE CEDED

     Ceded reinsurance activities are reported on the basis of Statement of Financial Accounting Standards (SFAS) 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." SFAS 113 requires a gross (rather than net) balance sheet presentation for ceded reinsurance amounts and addresses the recognition of gain or loss resulting from reinsurance transactions and appropriate financial statement disclosure of reinsurance activities.

INVESTMENTS

     Investments are reported on the basis of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Securities classified as held-to-maturity are purchased with the intent and ability to be held to maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the financial statements. All other securities have been classified as securities available-for-sale and are carried at market value, with unrealized holding gains and losses reported as a separate component of stockholders' equity, net of tax.

     Short-term investments represent money market funds and are carried at cost.

     The Company's carrying value for investments is reduced to its estimated realizable value if a decline in the market value is deemed other than temporary. Such reductions in carrying value are recognized as realized losses and charged to income. Premiums and discounts on debt securities are amortized over the life of the security as an adjustment to yield using the effective interest method. Realized gains and losses on disposition of investments are included in net income. The cost of investments sold is determined on the first-in, first-out method. Included in investments at December 31, 1995 and 1994 are securities on deposit with various regulatory authorities as required by law amounting to $11,971,564 and $11,331,550, respectively.

PENSION BENEFITS

     Net periodic pension cost relating to the Company's participation in Employers Mutual's Retirement Plan is computed on the basis of SFAS 87, "Employers' Accounting for Pensions." It is Employers Mutual's policy to fund pension costs according to regulations provided under the Internal Revenue Code. Assets held in the plan are a mix of equity, debt and guaranteed interest securities and real estate funds.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The cost of retiree health care and life insurance benefits relating to the Company's participation in Employers Mutual's postretirement benefits plans is recognized on the basis of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Benefits provided under these plans are unfunded and are subject to change.

INCOME TAXES

     The Company files a consolidated Federal income tax return with its subsidiaries. Consolidated income taxes/benefit are allocated among the entities based upon separate tax liabilities.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

     Deferred income taxes are provided for temporary differences between financial statement carrying values of assets and liabilities and their respective tax bases on the basis of SFAS 109, "Accounting for Income Taxes." A valuation allowance is established to reduce deferred tax assets to their net realizable value if it is "more likely than not" that a tax benefit will not be realized.

EARNINGS PER SHARE

     Earnings per common share are computed by dividing earnings by the weighted average number of common shares outstanding during each year.

INTANGIBLE ASSETS

     Goodwill, which represents the excess of cost over the fair value of net assets of acquired subsidiaries, is being amortized on a straight-line basis over 25 years. The Company reviews the recoverability of the unamortized balance of goodwill on a periodic basis using projected cash flows.

ACCOUNTING STANDARDS NOT YET ADOPTED

     During 1995, the Financial Accounting Standards Board (FASB) issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which is effective for fiscal years beginning after December 15, 1995. This statement establishes accounting standards which address the recognition and measurement of losses due to the impairment of long-lived assets. The Company will adopt SFAS 121 in the first quarter of 1996. Adoption of this statement will have no effect on the income of the Company.

     During 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation", which is effective for fiscal years beginning after December 15, 1995. This statement establishes a fair value-based method of accounting for stock-based compensation plans; however, it also permits continued application of the provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", with separate disclosure of information prepared under the guidelines of SFAS 123. The Company will adopt the new disclosure requirements of SFAS 123 in the first quarter of 1996. Adoption of this statement will have no effect on the income of the Company.

RECLASSIFICATIONS

     Certain amounts previously reported in prior years' consolidated financial statements have been reclassified to conform to current year presentation.

2. AFFILIATION AND TRANSACTIONS WITH AFFILIATES

PROPERTY AND CASUALTY INSURANCE SUBSIDIARIES

     The three property and casualty insurance subsidiaries of the Company and two subsidiaries of Employers Mutual are parties to reinsurance pooling agreements with Employers Mutual (collectively the "pooling agreement").
Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business and assumes from Employers Mutual an amount equal to its participation in the pool. All losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from unaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. Operations of the pool give rise to intercompany balances with Employers Mutual, which are settled on a quarterly basis. The investment activities and income tax liabilities of the pool participants are not subject to the pooling agreement.

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

     Premiums assumed by the reinsurance subsidiary from Employers Mutual amounted to $36,433,443, $39,899,335 and $34,445,978 in 1995, 1994 and 1993,
respectively. It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses it incurred in the generation of the business. Commissions paid by the reinsurance subsidiary to Employers Mutual amounted to $8,224,060, $9,387,371 and $7,170,782 in 1995, 1994 and 1993, respectively.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

     The reinsurance subsidiary pays an annual override commission to Employers Mutual in connection with the $1,000,000 cap on losses per event, which totaled $1,912,756, $2,094,715 and $1,808,527 in 1995, 1994 and 1993,
respectively. The reinsurance subsidiary also pays for 95 percent of the outside reinsurance protection Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business. This cost is recorded as a reduction to the premiums received by the reinsurance subsidiary and amounted to $1,983,579 in 1995, $2,836,067 in 1994 and $2,438,919 in 1993.
Employers Mutual retained losses and settlement expenses totaling $1,103,442 in 1995, $7,019,772 in 1994 and $615,000 in 1993 under this agreement.

     The reinsurance subsidiary has an aggregate excess of loss reinsurance treaty with Employers Mutual which provides protection from a large accumulation of retentions resulting from multiple catastrophes in any one calendar year. The coverage provided is $2,000,000, excess of $3,000,000 ($2,500,000 in 1994 and 1993) aggregate losses retained, excess of $200,000 per event. Maximum recovery is limited to $2,000,000 ($4,000,000 in 1994 and 1993) per accident year. The reinsurance subsidiary recovered $0, $0 and $143,501 under this treaty and paid reinstatement premiums of $0, $0 and $208,470 in 1995, 1994 and 1993, respectively. Total premiums paid to Employers Mutual amounted to $499,950, $557,842 and $708,445 in 1995, 1994 and
1993, respectively.

     During 1994, the reinsurance subsidiary commuted all outstanding reinsurance balances ceded to Employers Mutual under catastrophe and aggregate excess of loss reinsurance treaties related to accident years 1991 through 1993. In connection with these commutations, the Company's assets and liabilities increased $686,962. There was no income effect from these commutations.

     In conjunction with the implementation of the $1,000,000 cap on losses assumed under the quota share agreement, the reinsurance subsidiary terminated its catastrophe reinsurance treaty with Employers Mutual effective January 1, 1993. This treaty paid losses in excess of $1,000,000 resulting from any one catastrophe, subject to a maximum loss of $3,000,000. Maximum recovery was limited to $6,000,000. The reinsurance subsidiary recovered $306,250 under this treaty in 1993.

     Effective June 30, 1993, Employers Mutual commuted the portion of the quota share agreement that pertained to a casualty pool that is in a run-off position. In connection with this change in the quota share agreement, the Company's liabilities decreased $19,783,037 and invested assets decreased $17,806,179. The reserve discount amount of $1,976,858 was recorded as deferred income and is being amortized into operations over the estimated settlement period of the reserves, which is ten years. The amount recognized as income totaled $343,653 in 1995, $433,979 in 1994 and $259,217 in 1993.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NONSTANDARD RISK AUTOMOBILE INSURANCE SUBSIDIARY

     The nonstandard risk automobile insurance subsidiary has a reinsurance treaty on an excess of loss basis with Employers Mutual which provides reinsurance for 100 percent of each loss in excess of $100,000, up to $1,000,000. Recoveries under this treaty totaled $2,140, $71,567 and $0 in 1995, 1994 and 1993, respectively. Premiums paid to Employers Mutual amounted to $45,232, $49,659 and $42,065 in 1995, 1994 and 1993, respectively.

SERVICES PROVIDED BY EMPLOYERS MUTUAL

     Employers Mutual provides various services to all of its subsidiaries. Such services include data processing, claims, financial, actuarial, auditing, marketing and underwriting. Costs of these services are allocated to the subsidiaries outside the pooling agreement based upon a number of criteria, including usage and number of transactions. Costs not allocated to these subsidiaries are charged to the pool and each pool participant shares in the total cost in proportion to its participation percentage.

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

     As of December 31, 1995, deductions for reinsurance ceded to two unaffiliated reinsurers aggregated $8,774,115, which represented a significant portion of the total prepaid reinsurance premiums and reinsurance receivables for losses and settlement expenses. These amounts reflect the property and casualty insurance subsidiaries' pool participation percentage of amounts ceded by Employers Mutual to these organizations in connection with its role as "service carrier". Under these arrangements, Employers Mutual writes business for these organizations on a direct basis and then cedes 100 percent of this business to these organizations. Credit risk associated with these amounts is minimal as all companies participating in these organizations are responsible for the liabilities of such organizations on a pro rata basis.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

     The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred for the three years ended December 31, 1995 is presented below.

                                              Year ended December 31,
                                     ----------------------------------------
                                         1995          1994          1993
                                     ------------  ------------  ------------
PREMIUMS WRITTEN
    Direct ......................... $152,579,014  $143,444,388  $135,277,129
    Assumed from nonaffiliates .....    3,282,699     5,843,091     6,636,942
    Assumed from affiliates ........  159,253,136   158,646,332   147,620,705
    Ceded to nonaffiliates .........   (8,365,648)   (8,890,119)  (10,701,482)
    Ceded to affiliates ............ (143,259,942) (132,100,537) (120,898,914)
                                      ------------  ------------  ------------
      Net premiums written ......... $163,489,259  $166,943,155  $157,934,380
                                     ============  ============  ============
PREMIUMS EARNED
    Direct ......................... $151,450,871  $140,012,247  $137,141,457
    Assumed from nonaffiliates .....    3,548,647     5,988,228     6,758,364
    Assumed from affiliates ........  157,897,322   156,839,482   148,366,487
    Ceded to nonaffiliates .........   (8,680,800)   (9,601,270)  (11,507,217)
    Ceded to affiliates ............ (141,949,790) (128,409,308) (124,321,553)
                                     ------------  ------------  ------------
      Net premiums earned .......... $162,266,250  $164,829,379  $156,437,538
                                     ============  ============  ============
LOSSES AND SETTLEMENT EXPENSES
  INCURRED
    Direct ......................... $ 98,651,399  $113,680,306  $ 97,842,980
    Assumed from nonaffiliates .....      608,796     2,774,689     6,575,099
    Assumed from affiliates ........  100,098,436   108,594,530   107,369,274
    Ceded to nonaffiliates .........   (2,036,962)   (3,077,305)   (5,845,414)
    Ceded to affiliates ............  (89,169,391) (105,028,166)  (85,586,640)
                                     ------------  ------------  ------------
      Net losses and settlement
        expenses incurred .......... $108,152,278  $116,944,054  $120,355,299
                                     ============  ============  ============

4. REINSURANCE ASSUMED

      Prior to December 31, 1993, the parties to the pooling agreement recorded amounts assumed from the National Workers' Compensation Reinsurance Pool on a net basis. Under this approach, reserves for outstanding losses and unearned premiums were reported as liabilities under "Indebtedness to Related Party" in the Company's consolidated financial statements. Effective December 31, 1993, the parties to the pooling agreement began recording these amounts as outstanding losses and unearned premiums. As a result, outstanding losses increased $11,436,543, unearned premiums increased $1,711,288 and indebtedness to related party decreased $13,147,831. There was no income effect from this reclassification. The Company collected the balance due from Employers Mutual in the first quarter of 1994.

5. LIABILITY FOR LOSSES AND SETTLEMENT EXPENSES

     The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the Company. Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements in accordance with SFAS 113 (see note 1).

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                             Year ended December 31,
                                     ----------------------------------------
                                         1995          1994          1993
                                     ------------  ------------  ------------
Gross reserves for losses and
  settlement expenses, beginning
  of year .......................... $203,181,615  $197,121,852  $215,388,865

Ceded reserves for losses and
  settlement expenses, beginning
  of year ..........................   14,146,874    17,454,679    25,253,507
                                     ------------  ------------  ------------
Net reserves for losses and
  settlement expenses, beginning
  of year ..........................  189,034,741   179,667,173   190,135,358
                                     ------------  ------------  ------------
Incurred losses and
  settlement expenses:
----------------------
    Provision for insured events
      of the current year ..........  123,876,601   123,343,829   119,896,526

    (Decrease) increase in provision
      for insured events of prior
      years ........................  (15,724,323)   (6,399,775)      458,773
                                     ------------  ------------  ------------
        Total incurred losses and
          settlement expenses ......  108,152,278   116,944,054   120,355,299
                                      ------------  ------------  ------------
Payments:
---------
  Losses and settlement expenses
    attributable to insured events
    of the current year ............   48,237,715    48,771,573    47,600,851

  Losses and settlement expenses
    attributable to insured events
    of prior years .................   55,753,875    59,491,875    45,508,460

  Payment related to the commutation
    of the reinsurance subsidiary's
    catastrophe and aggregate excess
    of loss reinsurance treaties ...            -      (686,962)            -

  Payment related to the change in
    the property and casualty
    insurance subsidiaries' pooling
    agreement ......................            -             -     4,373,629

  Payment related to the commutation
    of two reinsurance contracts
    under the reinsurance
    subsidiary's quota share
    agreement ......................            -             -    21,904,001

  Adjustment related to the gross-up
    of reserve amounts associated
    with the National Workers'
    Compensation Reinsurance Pool ..            -             -    11,436,543
                                     ------------  ------------  ------------
        Total payments ............. $103,991,590  $107,576,486  $130,823,484
                                     ------------  ------------  ------------

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                             Year ended December 31,
                                     ----------------------------------------
                                         1995          1994          1993
                                     ------------  ------------  ------------
Net reserves for losses and
  settlement expenses, end of year   $193,195,429  $189,034,741  $179,667,173

Ceded reserves for losses and
  settlement expenses, end of year     12,226,680    14,146,874    17,454,679
                                     ------------  ------------  ------------
Gross reserves for losses and
  settlement expenses, end of year   $205,422,109  $203,181,615  $197,121,852
                                     ============  ============  ============

     Underwriting results of the Company are significantly influenced by estimates of loss and settlement expense reserves. Changes in reserve estimates are reflected in operating results in the year such changes are recorded. During the last three years the Company has experienced favorable development in the provision for insured events of prior years. The majority of the favorable development has come from the property and casualty insurance subsidiaries, which have benefited from state reform measures in workers' compensation insurance and various cost control functions implemented by Employers Mutual to minimize losses. Favorable development has also been experienced in the reinsurance subsidiary and the nonstandard risk auto insurance subsidiary, but to a lesser degree.

     The property and casualty insurance subsidiaries have historically experienced favorable development in their reserves and current reserving practices have not been relaxed; however, the level of favorable development experienced in 1995 is not expected to continue.

6. ASBESTOS AND ENVIRONMENTAL RELATED CLAIMS

     The Company has exposure to asbestos and environmental related claims associated with the insurance business issued by the property and casualty insurance subsidiaries and the reinsurance business assumed from Employers Mutual. Reserves for asbestos and environmental related claims totaled $2,068,635 and $749,807 at December 31, 1995 and 1994, respectively. When comparing these amounts it is important to note that the reserves reported at December 31, 1995 are not presented on the same basis as the reserves reported at December 31, 1994. As noted in the following discussion, the reserves at December 31, 1995 reflect an increased allocation of Incurred But Not Reported
(IBNR) reserves, and related settlement expense reserves, due to a change in reserving methodology and the receipt of additonal information regarding the assumed reinsurance business.

     Prior to 1995, the members of the pooling agreement calculated IBNR reserves for asbestos and environmental claims by applying a factor to the case basis reserves. IBNR reserve levels produced with this methodology tended to vary from year to year due to the relatively small amount of case basis reserves carried for these types of claims. At December 31, 1995, a portion of the current IBNR reserve was allocated to these exposures to reflect estimated ultimate losses. No additional IBNR reserves were established.

     During 1995, Employers Mutual attempted to improve its disclosure of asbestos and environmental exposures related to its assumed reinsurance business, some of which is ceded to the Company's reinsurance subsidiary, by mailing supplemental questionnaires to its ceding reinsurers. Many of these reinsurers responded with more detailed information than they had previously provided. Using this additional information, Employers Mutual allocated a portion of the current bulk IBNR reserve to asbestos and environmental exposures. No additional bulk IBNR reserves were established on the business ceded to the Company's reinsurance subsidiary.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

     Estimating loss and settlement expense reserves for asbestos and environmental related claims is very difficult due to the many uncertainties surrounding these types of claims. Such uncertainties include the fact that the legal definition of asbestos and environmental damage is still evolving, the assignment of responsibility varies widely by state and claims often emerge long after the policy has expired, making assignment of damages to the appropriate party and to the time period covered by a particular policy difficult. In establishing reserves for these types of claims, management monitors the relevant facts concerning each claim, the current status of the legal environment, the social and political conditions and the claim history and trends within the Company and the industry.

7. RETAINED EARNINGS

     Retained earnings of the Company's insurance subsidiaries available for distribution as dividends to EMC Insurance Group Inc. are limited by law to the statutory unassigned surplus of each of the subsidiaries as of the previous December 31, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the state of domicile of each subsidiary. Subject to this limitation, the maximum dividend that may be paid by Iowa corporations without prior approval of the insurance regulatory authorities is restricted to the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis. Both Illinois and North Dakota impose restrictions which are similar to those of Iowa on the payment of dividends and distributions. At December 31, 1995, $18,326,542 was available for distribution in 1996 to EMC Insurance Group Inc. without prior approval.

     Statutory surplus of the Company's insurance subsidiaries was $97,385,213 and $86,820,039 at December 31, 1995 and 1994, respectively. Statutory net income of the Company's insurance subsidiaries was $17,170,163, $13,430,353 and $8,788,458 for the three years ended December 31, 1995.

     The National Association of Insurance Commissioners utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify property/casualty insurers that are in (or are perceived as approaching) financial difficulty by establishing minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. The Company's insurance subsidiaries' ratio of total adjusted capital to risk-based capital at December 31, 1995 is well in excess of the minimum level required.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

8. RECONCILIATION OF STATUTORY NET INCOME AND SURPLUS

     A reconciliation of net income and surplus from that reported on a statutory basis to that reported in the accompanying consolidated financial statements on a GAAP basis is as follows:

                                              Year ended December 31,
                                      ----------------------------------------
                                          1995          1994          1993
                                      ------------  ------------  ------------
Statutory net income ................ $ 17,706,843  $ 13,697,482  $  8,761,472
Change in deferred policy
  acquisition costs .................      321,134       694,771      (413,967)
Change in salvage and subrogation
  accrual ...........................      568,919         5,851      (232,760)
Change in other policyholders' funds      (490,719)     (247,816)      840,604
Change in pension accrual ...........     (572,062)     (298,021)     (103,846)
GAAP postretirement benefit cost
  in excess of statutory cost .......     (235,592)     (314,583)     (216,091)
Deferred income tax (expense) benefit      (59,327)       94,441        18,027
Prior year income taxes and
  related interest ..................     (231,001)     (180,770)          817
GAAP basis amortization of reserve
  discount on commutation of
  reinsurance contract ..............      343,653       433,979       259,217
Statutory reserve discount on
  commutation of reinsurance contract            -             -    (1,976,858)
Other, net ..........................       (3,020)     (379,607)      197,420
                                      ------------  ------------  ------------
Income before cumulative effect of
  changes in accounting principles,
  GAAP basis ........................   17,348,828    13,505,727     7,134,035

Cumulative effect of changes in
  accounting principles for:

    Income taxes ....................            -             -     5,595,177
    Postretirement benefits .........            -             -    (2,165,900)
    Unearned premiums ...............            -             -      (807,933)
                                      ------------  ------------  ------------
Net income, GAAP basis .............. $ 17,348,828  $ 13,505,727  $  9,755,379
                                      ============  ============  ============

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                              Year ended December 31,
                                      ----------------------------------------
                                          1995          1994          1993
                                      ------------  ------------  ------------

Statutory surplus ................... $105,583,848  $ 94,317,215  $ 85,830,140
Deferred policy acquisition costs ...    8,714,769     8,393,635     7,698,864
Accrued salvage and subrogation .....    2,368,362     1,799,443     1,793,592
Other policyholders' funds payable ..   (3,593,328)   (3,102,609)   (2,854,793)
Pension asset .......................      835,652     1,407,714     1,705,735
GAAP postretirement benefit
  liability in excess of statutory
  liability .........................   (1,908,372)   (1,672,780)   (1,358,197)
Deferred income tax asset ...........   11,921,182    14,190,499    13,040,693
Goodwill ............................    1,748,664     1,883,177     2,017,690
Excess statutory reserves
  over statement reserves............    6,685,303     2,044,268             -
GAAP basis reserve discount on
  commutation of reinsurance
  contract in excess of statutory
  recognition .......................     (940,009)   (1,283,662)   (1,717,641)
Unrealized holding gains (losses)
  on fixed maturity securities
  available-for-sale ................    5,260,630    (1,316,596)    3,134,016
Other ...............................      212,057        66,385       343,670
                                      ------------  ------------  ------------
Stockholders' equity, GAAP basis .... $136,888,758  $116,726,689  $109,633,769
                                      ============  ============  ============

                                         EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                   Notes to Consolidated Financial Statements, Continued

9.  SEGMENT INCOME

     The Company's operations include the following major segments: property and casualty insurance, reinsurance, nonstandard risk automobile insurance and an excess and surplus lines insurance agency.  No single source accounted for 10 percent or more of consolidated revenues.  Summarized financial information for these segments is as follows:

                                                                   Net       Realized              Operating
                                    Premiums    Underwriting    investment    gains       Other     income
                                     earned      gain (loss)      income     (losses)    income     (loss)        Assets
                                  ------------  ------------   -----------  ----------  --------  -----------  ------------

Year ended December 31, 1995
  Property and casualty insurance $116,439,266  $  1,482,804   $15,428,401  $1,026,770  $      -  $17,937,975  $290,494,396
  Reinsurance ...................   35,825,953       498,377     6,067,678      13,626   343,653    6,923,334    94,412,625
  Nonstandard risk automobile
    insurance ...................   10,001,031    (2,256,737)    1,175,392       3,334         -   (1,078,011)   19,679,620
  Excess and surplus lines
    insurance agency ............            -       338,001       144,915           -         -      482,916     2,642,707
  Parent company ................            -      (307,713)      357,408           -         -       49,695   137,033,527
  Eliminations ..................            -             -             -           -         -            -  (131,381,902)
                                  ------------  ------------   -----------  ----------  --------  -----------  ------------
       Consolidated ............. $162,266,250  $   (245,268)  $23,173,794  $1,043,730  $343,653  $24,315,909  $412,880,973
                                  ============  ============   ===========  ==========  ========  ===========  ============

Year ended December 31, 1994
  Property and casualty insurance $115,411,835  $    933,533   $14,080,206  $  334,032  $      -  $15,347,771  $273,308,572
  Reinsurance ...................   37,256,763    (4,717,242)    5,354,494     115,720   433,979    1,186,951    84,495,802
  Nonstandard risk automobile
    insurance ...................   12,160,781       493,910     1,152,341      74,815         -    1,721,066    20,146,281
  Excess and surplus lines
    insurance agency ............            -       399,125       106,120           -         -      505,245     4,238,732
  Parent company ................            -      (315,784)      236,519      (5,000)        -      (84,265)  116,870,504
  Eliminations ..................            -             -             -           -         -            -  (111,690,013)
                                  ------------  ------------   -----------  ----------  --------  -----------  ------------
       Consolidated ............. $164,829,379  $ (3,206,458)  $20,929,680  $  519,567  $433,979  $18,676,768  $387,369,878
                                  ============  ============   ===========  ==========  ========  ===========  ============

Year ended December 31, 1993
  Property and casualty insurance $109,584,986  $ (3,812,671)  $13,242,584  $  405,193  $      -  $ 9,835,106  $266,070,386
  Reinsurance ...................   33,324,202    (6,040,296)    6,090,294     200,612   259,217      509,827    76,743,953
  Nonstandard risk automobile
    insurance ...................   13,528,350    (2,542,690)    1,165,684     108,640         -   (1,268,366)   20,821,495
  Excess and surplus lines
    insurance agency ............            -        36,858        66,564           -         -      103,422     2,765,076
  Parent company ................            -      (345,678)      214,825     (30,000)        -     (160,853)  109,731,870
  Eliminations ..................            -             -             -           -         -            -  (107,197,257)
                                  ------------  ------------   -----------  ----------  --------  -----------  ------------
       Consolidated ............. $156,437,538  $(12,704,477)  $20,779,951  $  684,445  $259,217  $  9,019,136  $368,935,523
                                  ============  ============   ===========  ==========  ========  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

10. INVESTMENTS

     During 1995, the Company invested $13,550,000 of short-term funds and maturing U.S. Treasury Bills into mutual funds invested in equity securities.

   In November of 1995 the FASB issued a special report titled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." This report contained a provision that allowed entities a one-time option to reassess the appropriateness of the classifications of all securities held and to reclassify securities from the held-to-maturity category without calling into question the intent of that enterprise to hold other debt securities to maturity in the future. The Company elected to take advantage of this option and reclassified $80,534,719 of municipal and corporate bonds from the held-to-maturity category to the available-for-sale category in the fourth quarter of 1995 in order to achieve more flexibility in its investment portfolio.

     The amortized cost and estimated market value of securities held-to-maturity and available-for-sale as of December 31, 1995 are as follows. The estimated market value is based on quoted market prices, where available, or on values obtained from independent pricing services.

                                             Gross       Gross      Estimated
                               Amortized   unrealized  unrealized    market
    December 31, 1995            cost        gains       losses      value
    -----------------        ------------ ----------- ----------- ------------
Securities held-to-maturity:
  Fixed maturity securities:
    U.S. treasury securities
      and obligations of
      U.S. government
      corporations and
      agencies ............. $115,512,952 $ 9,136,643 $      (909)$124,648,686
    Obligations of states
      and political
      subdivisions .........   37,972,295     805,805           -   38,778,100
    Mortgage-backed
      securities ...........   37,955,569   1,930,393           -   39,885,962
                             ------------ ----------- ----------- ------------
        Total securities
          held-to-maturity   $191,440,816 $11,872,841 $      (909)$203,312,748
                             ============ =========== =========== ============

Securities available-for
  sale:
  Fixed maturity securities:
    Obligations of states
      and political
      subdivisions ......... $108,241,811 $ 4,301,309 $  (114,206)$112,428,914
    Debt securities issued
      by foreign governments    1,996,716      16,104           -    2,012,820
    Public utilities .......    9,458,349     288,560        (690)   9,746,219
    Corporate securities ...   17,233,563     760,019           -   17,993,582
    Other debt securities ..      169,500       9,534           -      179,034
                             ------------ ----------- ----------- ------------
        Total fixed maturity
          securities .......  137,099,939   5,375,526    (114,896) 142,360,569

  Equity securities ........   14,771,422   1,239,341           -   16,010,763
                             ------------ ----------- ----------- ------------
        Total securities
          available-for-sale $151,871,361 $ 6,614,867 $  (114,896)$158,371,332
                             ============ =========== =========== ============

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

     The amortized cost and estimated market value of securities held-to-maturity and available-for-sale as of December 31, 1994 are as follows.

                                             Gross       Gross      Estimated
                               Amortized   unrealized  unrealized    market
    December 31, 1994            cost        gains       losses      value
    -----------------        ------------ ----------- ----------- ------------
Securities held-to-maturity:
  Fixed maturity securities:
    U.S. treasury securities
      and obligations of
      U.S. government
      corporations and
      agencies ............. $102,480,740 $ 1,239,742 $(1,142,326)$102,578,156
    Obligations of states
      and political
      subdivisions .........   78,423,605     876,074  (3,804,723)  75,494,956
    Debt securities issued
      by foreign governments      583,309       7,411           -      590,720
    Public utilities .......    8,622,154           -    (370,847)   8,251,307
    Corporate securities ...   13,052,550      17,625    (574,197)  12,495,978
    Mortgage-backed
      securities ...........   40,487,362     469,879  (1,646,870)  39,310,371
                             ------------ ----------- ----------- ------------
        Total securities
          held-to-maturity   $243,649,720 $ 2,610,731 $(7,538,963)$238,721,488
                             ============ =========== =========== ============

Securities available-for
  sale:
  Fixed maturity securities:
    U.S. treasury securities $ 15,835,019 $         - $         - $ 15,835,019
    Obligations of states
      and political
      subdivisions .........   55,274,052   1,275,408  (2,436,572)  54,112,888
    Debt securities issued
      by foreign governments    1,994,980           -    (110,260)   1,884,720
    Corporate securities ...    4,250,000           -           -    4,250,000
    Other debt securities ..      454,941           -     (45,172)     409,769
                             ------------ ----------- ----------- ------------
      Total securities
        available-for-sale   $ 77,808,992 $ 1,275,408 $(2,592,004)$ 76,492,396
                             ============ =========== =========== ============


     The amortized cost and estimated market value of fixed maturity securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                                                Estimated
                                                Amortized         market
                                                  cost            value
                                              ------------    ------------
Securities held-to-maturity:
  Due in one year or less ................... $ 19,002,127    $ 19,143,485
  Due after one year through five years .....   67,912,517      71,776,690
  Due after five years through ten years ....   62,095,274      67,615,966
  Due after ten years .......................    4,475,329       4,890,645
  Mortgage-backed securities ................   37,955,569      39,885,962
                                              ------------    ------------
    Totals .................................. $191,440,816    $203,312,748
                                              ============    ============

Securities available-for-sale:
  Due in one year or less ................... $  4,661,697    $  4,706,611
  Due after one year through five years .....   51,336,077      51,891,447
  Due after five years through ten years ....   49,477,831      52,246,301
  Due after ten years .......................   31,624,334      33,516,210
                                              ------------    ------------
    Totals .................................. $137,099,939    $142,360,569
                                              ============    ============

     Proceeds from calls, prepayments and sales of securities held-to-maturity and available-for-sale and realized investment gains and losses were as follows. There were no sales of securities classified as held-to-maturity during 1995; all activity is due to calls, prepayments and maturities.

                                               Year ended December 31,
                                        -------------------------------------
                                            1995         1994        1993
                                        -----------  -----------  -----------
Fixed maturity securities
  held-to-maturity:
    Proceeds from calls and prepayments $ 6,492,429  $26,469,534  $37,759,956
    Gross realized investment gains ...      32,733      501,628      706,059
    Gross realized investment losses ..       2,388        1,027        9,682

Fixed maturity securities
  available-for-sale:
    Proceeds from calls and prepayments     786,616      842,000            -
    Gross realized investment gains ...      27,414       23,966            -

Equity securities available-for-sale:
    Proceeds from sales ...............     985,971      500,000    1,043,068
    Gross realized investment gains ...     985,971            -       18,068
    Gross realized investment losses ..           -        5,000       30,000

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

     A summary of net investment income is as follows:

                                               Year ended December 31,
                                        -------------------------------------
                                             1995         1994         1993
                                        -----------  -----------  -----------
Interest on fixed maturities .......... $22,895,745  $20,886,029  $20,862,221
Dividends on equity securities ........     235,451       14,167       65,065
Interest on short-term investments ....     821,560      597,896      442,160
Other interest ........................           -        1,552            -
                                        -----------  -----------  -----------
    Total investment income ...........  23,952,756   21,499,644   21,369,446
Investment expense ....................     778,962      569,964      589,495
                                        -----------  -----------  -----------
    Net investment income ............. $23,173,794  $20,929,680  $20,779,951
                                        ===========  ===========  ===========


     A summary of net changes in unrealized holding gains (losses) on securities available-for-sale is as follows:

                                               Year ended December 31,
                                       -------------------------------------
                                           1995         1994         1993
                                       -----------  -----------  -----------
Fixed maturity securities ...........  $ 6,577,226  $(4,450,612) $ 3,134,016
Applicable income taxes .............   (1,788,614)   1,065,565   (1,065,565)
                                       -----------  -----------  -----------
  Total fixed maturity securities ...    4,788,612   (3,385,047)   2,068,451
                                       -----------  -----------  -----------
Equity securities ...................    1,239,341       30,000      112,000
Applicable income taxes .............     (421,376)     (10,200)      10,200
                                       -----------  -----------  -----------
  Total equity securities ...........      817,965       19,800      122,200
                                       -----------  -----------  -----------

  Total available-for-sale securities  $ 5,606,577  $(3,365,247) $ 2,190,651
                                       ===========  ===========  ===========

11. INCOME TAXES

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

     Temporary differences between the consolidated financial statement carrying amount and tax basis of assets and liabilities that give rise to significant portions of the deferred tax asset at December 31, 1995 and 1994 relate to the following:

                                                     Year ended December 31,
                                                    ------------------------
                                                        1995         1994
                                                    -----------  -----------
Loss reserve discounting .......................... $12,486,760  $12,690,876
Unearned premium reserve limitation ...............   3,158,304    3,075,140
 Postretirement benefits ...........................   1,482,631    1,389,469
Policyholder dividends payable ....................   1,221,732    1,054,887
Prepayment of tax on commutation of loss reserves       319,603      436,445
Net unrealized holding losses .....................           -      447,643
Other, net ........................................     547,799      574,569
                                                    -----------  -----------
    Total gross deferred income tax asset .........  19,216,829   19,669,029

Less valuation allowance ..........................  (1,000,000)  (1,447,643)
                                                    -----------  -----------
    Total deferred income tax asset ...............  18,216,829   18,221,386
                                                    -----------  -----------
Deferred policy acquisition costs .................  (2,963,021)  (2,853,836)
Net unrealized holding gains ......................  (2,209,990)           -
Other, net ........................................  (1,122,636)  (1,177,051)
                                                    -----------  -----------
    Total gross deferred income tax liability .....  (6,295,647)  (4,030,887)
                                                    -----------  -----------
      Net deferred income tax asset ............... $11,921,182  $14,190,499
                                                    ===========  ===========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

     The valuation allowance decreased $447,643 in 1995 after increasing by the same amount in 1994. This change in the valuation allowance relates to tax benefits associated with unrealized holding losses on fixed maturity securities available-for-sale that existed at December 31, 1994 but no longer exist at December 31, 1995. The valuation allowance of $1,000,000 at December 31, 1995 relates to the tax benefits associated with postretirement benefit deductions that are scheduled to reverse more than fifteen years into the future. The valuation allowance was established due to the uncertainty concerning the future realization of these tax benefits.

     Based upon anticipated future taxable income and consideration of all other available evidence, management believes that it is "more likely than not" that the Company's net deferred income tax asset will be realized. The Company has had cumulative taxable income in the five-year period of 1991 through 1995 of approximately $54,181,000.

     The actual income tax expense for the years ended December 31, 1995, 1994 and 1993 differed from the "expected" tax expense for those years (computed by applying the United States federal corporate tax rate of 35 percent (34 percent in 1994 and 1993) to income before income taxes and cumulative effect of changes in accounting principles) as follows:

                                                Year ended December 31,
                                        -------------------------------------
                                            1995         1994         1993
                                        -----------  -----------  -----------
 Computed "expected" tax expense ...... $ 8,510,568  $ 6,350,101  $ 3,066,506
   Increases (decreases) in
   tax resulting from:
     Tax-exempt interest income .......  (2,190,686)  (2,034,273)  (1,171,612)
      Change in accrual of prior year
       taxes ..........................           -     (209,734)    (252,839)
     Settlement of tax examinations ...     182,309      147,098      117,497
     Proration of tax-exempt interest       235,330      223,484      123,342
     Other, net .......................     229,560      694,365        2,207
                                        -----------  -----------  -----------
       Income taxes ................... $ 6,967,081  $ 5,171,041  $ 1,885,101
                                        ===========  ===========  ===========

     Comprehensive income tax expense (benefit) included in the consolidated financial statements for the years ended December 31, 1995, 1994 and 1993 was as follows:

                                               Year ended December 31,
                                        -------------------------------------
                                           1995         1994         1993
                                        -----------  -----------  -----------
Income tax expense (benefit) on:
  Operations .......................... $ 6,967,081  $ 5,171,041  $ 1,885,101
  Unrealized holding gains (losses) on
    revaluation of securities
    available-for-sale ................   2,209,990   (1,055,365)   1,055,365
  Accounting changes:
    Income taxes ......................           -            -   (5,595,177)
    Postretirement benefits (note 13)             -            -   (1,115,767)
    Unearned premiums (note 1) ........           -            -     (301,866)
                                        -----------  -----------  -----------
      Comprehensive income tax
        expense (benefit) ............. $ 9,177,071  $ 4,115,676  $(4,072,344)
                                        ===========  ===========  ===========

     The Company has established reserves totaling $251,988 for the payment of taxes and interest related to the examination of the Company's 1991 and 1990 tax returns by the Internal Revenue Service. The Company is currently protesting certain issues arising out of these examinations.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

12. EMPLOYEE RETIREMENT PLAN

     The Company participates in Employers Mutual's defined benefit retirement plan covering substantially all employees. The plan is funded by employer contributions and provides benefits based on the employee's years of service and compensation level. Benefits generally vest after five years of service.

     The following tables set forth the funded status and the components of the net periodic pension cost for the Employers Mutual defined benefit retirement plan, based upon a measurement date of November 1, 1995, 1994 and 1993, respectively:

                                               Year ended December 31,
                                      ----------------------------------------
                                          1995          1994          1993
                                      ------------  ------------  ------------
Actuarial present value of
  benefit obligations:
    Accumulated benefit obligation,
      including vested benefits of
      $51,185,830, $52,520,753 and
      $27,245,933 ................... $ 52,190,610  $ 53,244,188  $ 29,713,282
                                      ============  ============  ============


Projected benefit obligation for
  service rendered to date .......... $(66,544,344) $(69,337,553) $(44,579,398)
Plan assets at fair value ...........   72,048,850    66,760,033    51,625,386
                                      ------------  ------------  ------------
Plan assets greater (less) than
  projected benefit obligation ......    5,504,506    (2,577,520)    7,045,988
Unrecognized net loss from past
  experience different from
  that assumed and effects of
  changes in assumptions ............      625,332    12,201,810     4,440,487
Prior service cost not yet recognized
  in net periodic pension cost ......    3,765,174     3,955,406     4,374,510
Unrecognized portion of initial
  net asset .........................   (5,031,812)   (6,107,252)   (7,182,692)
                                      ------------  ------------  ------------
       Prepaid pension cost ........  $  4,863,200  $  7,472,444  $  8,678,293
                                      ============  ============  ============

Service cost - benefits earned
  during the period ................. $  3,124,494  $  2,965,867  $  2,347,984
Interest cost on projected
  benefit obligation ................    4,827,694     2,925,086     2,533,587
Actual gain on plan assets ..........  (10,414,728)   (1,606,902)   (5,229,721)
Net amortization and deferral .......    5,071,784    (3,078,202)      647,291
                                      ------------  ------------  ------------
       Net periodic pension cost .... $  2,609,244  $  1,205,849  $    299,141
                                      ============  ============  ============


     The unrecognized net asset is being recognized over 12.5 to 15.2 years beginning January 1, 1987. Prior service costs are being amortized over 12 to 14 years beginning January 1, 1993. The weighted average discount rate used to measure the projected benefit obligation was 7.00 percent for 1995, 7.25 percent for 1994 and 6.75 percent for 1993. The assumed long-term rate of return on plan assets was 8.00 percent for 1995, 1994 and 1993. The rate of increase in future compensation levels used in measuring the projected benefit obligation was 5.30 percent in 1995, 1994 and 1993. Pension expense for the Company amounted to $572,062, $298,021 and $103,846 in 1995, 1994 and 1993,
respectively.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

    Effective April 1, 1994, Employers Mutual entered into a new group annuity contract with its pension administrator. Under the old contract, the pension administrator assumed the mortality risk associated with retirees. Accordingly, assets and liabilities of retirees were transferred to the pension administrator and were excluded from the plan. Effective April 1, 1994, Employers Mutual assumed the mortality risk associated with retirees and the related assets and liabilities were transferred back into the plan. As a result, the plan's assets and liabilities increased approximately $19,100,000. This change in contracts had no effect on the funded status of the plan or the benefits payable to participants.

13. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company participates in Employers Mutual's postretirement benefit plans which provide certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for those benefits if they reach normal retirement age and have attained the required length of service while working for Employers Mutual or its subsidiaries.

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

     The following tables set forth the status and the components of the net periodic postretirement benefit cost of the Employers Mutual postretirement benefit plans based upon a measurement date of November 1, 1995, 1994 and 1993, respectively.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                               Year ended December 31,
                                      ----------------------------------------
                                          1995          1994          1993
                                      ------------  ------------  ------------
Actuarial present value of
  benefit obligations:
    Retirees ........................ $  8,319,946  $  7,404,314  $  7,874,628
    Fully eligible active plan
      participants ..................    4,775,324     4,859,467     5,681,430
    Other active plan participants ..    6,705,681     6,767,662     7,783,183
                                      ------------  ------------  ------------
      Total .........................   19,800,951    19,031,443    21,339,241

  Unrecognized net gain (loss) from
    past experience different from
    that assumed and effects of
    changes in assumptions ..........    4,110,579     3,707,110      (447,778)
  Prior service cost not yet
    recognized in net periodic
    postretirement benefit cost .....   (3,962,633)   (4,533,871)   (5,105,109)
                                      ------------  ------------  ------------
      Postretirement benefit
        obligation .................. $ 19,948,897  $ 18,204,682  $ 15,786,354
                                      ============  ============  ============

  Service cost - benefits earned
    during the period ............... $    907,297  $  1,027,634  $    596,498
  Interest cost on accumulated
    postretirement benefit obligation    1,361,790     1,412,961       999,526
  Net amortization and deferral .....      409,556       571,595             -
                                      ------------  ------------  ------------
      Net periodic postretirement
        benefit cost ................ $  2,678,643  $  3,012,190  $  1,596,024
                                      ============  ============  ============

     Prior service costs are being amortized over 8.9 to 10 years beginning January 1, 1993. The assumed weighted average annual rate of increase in the per capita cost of covered health care benefits (i.e. the health care cost trend rate) for 1996 is 11.75 percent for individuals under age 65 and 10.00 percent for individuals age 65 and older, and is assumed to decrease gradually to 5.50 percent in 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one-percentage-point increase in the assumed health care cost trend rate for each future year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $2,623,928 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1995 by $437,272. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.00 percent for 1995, 7.25 percent for 1994 and 6.75 percent for 1993.

     The Company's net periodic postretirement benefit cost for the years ended December 31, 1995, 1994 and 1993 was $608,832, $684,899 and $359,747,
respectively.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

14. STOCK PLANS

     Employers Mutual has several stock plans which utilize the common stock of the Company. The Company receives the current fair market value for any shares issued under the plans and all costs of the plans are borne by Employers Mutual or the company employing the individual optionees.

(a) INCENTIVE STOCK OPTION PLANS

     During 1995, Employers Mutual maintained two separate stock option plans for the benefit of officers and key employees of Employers Mutual and its subsidiaries. A total of 500,000 shares were reserved for issuance under the 1993 Employers Mutual Incentive Stock Option Plan (1993 Plan) and a total of 600,000 shares were reserved for the 1982 Employers Mutual Incentive Stock Option Plan (1982 Plan). Prior to 1995, options were also exercisable under the 1979 Employers Mutual Incentive Stock Option Plan (1979 Plan). All options under the 1979 Plan were either exercised or expired at December 31, 1994.

     There is a ten year time limit for granting options under the plans. Options can no longer be granted under the 1982 Plan and the time period for granting options under the 1993 Plan expires on December 31, 2002. Options granted under the plans can be for a term of two, three, four or five years with options becoming exercisable in equal annual cumulative increments. Options have been granted to 57 individuals under the 1982 Plan and 69 individuals under the 1993 Plan. At February 20, 1996, 30 eligible participants remained in the 1982 Plan and 64 eligible participants remained in the 1993 Plan.

     The Senior Executive Compensation and Stock Option Committee (the "Committee") of Employers Mutual's Board of Directors (the "Board") is the administrator of the plans. Option prices are determined by the Committee but can not be less than the fair market value of the stock on the date of grant.

     During 1995, 119,550 options were granted under the 1993 plan at prices ranging from $10.00 to $10.38 and 88,645 options were exercised under the plans at prices ranging from $7.81 to $9.75. A summary of Employers Mutual's incentive stock option plans is as follows:

                                                Year ended December 31,
                                            -------------------------------
                                               1995       1994       1993
                                            ---------  ---------  ---------
     Options outstanding, beginning of year   556,277    518,023    392,853
     Granted ..............................   119,550     64,600    163,650
     Exercised ............................   (88,645)   (13,546)   (25,780)
     Expired ..............................   (21,300)   (12,800)   (12,700)
                                            ---------  ---------  ---------
     Options outstanding, end of year .....   565,882    556,277    518,023
                                            =========  =========  =========
     Options exercisable, end of year .....   284,112    299,207    219,480
                                            =========  =========  =========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

(b) EMPLOYEE STOCK PURCHASE PLAN

     A total of 500,000 shares of the Company's common stock were reserved for issuance under the Employers Mutual 1993 Employee Stock Purchase Plan. The plan provides for two option periods each calendar year; from January 1 until the last business day of June and from July 1 until the last business day of December, with the last business day in each option period being the option exercise date. Any employee who is employed by Employers Mutual or its subsidiaries on the first day of the month immediately preceding any option period is eligible to participate in the plan. Eligible employees may elect to participate in the plan either through payroll deduction or by lump sum contributions, but in no case can the participation level exceed 10 percent of the employee's base annual compensation amount. The option price is 85 percent of the fair market value of the stock on the exercise date. Upon exercise of an option, a stock certificate is issued evidencing the ownership of the participant in the shares of stock so purchased. The certificate, however, is held in custody by the stock transfer agent for a period of one year from the exercise date. During such one year period, the participant has the rights and privileges of a shareholder, including the right to vote, to receive dividends and to have such shares participate in the dividend reinvestment plan. However, the participant is not able to sell, transfer, assign, pledge or otherwise encumber or dispose of such shares during such one year period. Upon expiration of the one year period or upon any earlier termination of employment of the participant for any reason, including death, such participant will, within thirty days of such expiration or termination, receive the stock certificate(s) evidencing his or her shares of stock. The plan is administered by the Board of Employers Mutual and the Board has the right to amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options.

     During 1995, 130 employees participated in the plan and exercised a total of 17,895 options at prices of $10.20 and $11.69. Activity under the plan was as follows:

                                                   Year ended December 31,
                                                ----------------------------
                                                  1995      1994      1993
                                                --------  --------  --------
     Shares available for purchase,
       beginning of year ......................  463,940   486,546    55,720
     Share registered for use in plan .........        -         -   500,000
     Shares purchased under plan ..............  (17,895)  (22,606)  (24,160)
     Shares deregistered ......................        -         -   (45,014)
                                                --------  --------  --------
     Shares available for purchase, end of year  446,045   463,940   486,546
                                                ========  ========  ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

(c) NON-EMPLOYEE DIRECTOR STOCK PURCHASE PLAN

     A total of 200,000 shares of the Company's common stock were reserved for issuance under Employers Mutual's Non-Employee Director Stock Purchase Plan. All non-employee directors of Employers Mutual and its subsidiaries who are not serving on the "Disinterested Director Committee" of the Board as of the beginning of the option period are eligible for participation in the plan.
The option period is from the date of each eligible director's respective annual meeting to the day immediately prior to the next and subsequent annual meeting. Each eligible director is granted an option at the beginning of the option period to purchase stock at an option price equal to 75 percent of the fair market value of the stock on the option exercise date. The option may be exercised anytime during the option period. An eligible director can purchase shares of common stock in an amount equal to a minimum of 25 percent to a maximum of 100 percent of their annual cash retainer. Eligible directors may not have sold any of the Company's common stock in the six month period preceding the exercise date and may not sell any shares of the Company's common stock in the six month period following the exercise of an option. The plan is administered by the Disinterested Director Committee of the Board.
The Board may amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options. The plan will continue through the option period for options granted at the 2002 annual meeting. During 1995, four directors participated in the plan and exercised a total of 2,531 options at prices ranging from $7.13 to $8.35. Activity under the plan was as follows:

                                                   Year ended December 31,
                                                ----------------------------
                                                  1995      1994      1993
                                                --------  --------  --------
     Shares available for purchase,
       beginning of year ......................  188,099   194,048         -
     Shares registered for use in the plan ....        -         -   200,000
     Shares purchased under plan ..............   (2,531)   (5,949)   (5,952)
                                                --------  --------  --------
     Shares available for purchase, end of year  185,568   188,099   194,048
                                                ========  ========  ========
15. COMMON STOCK

(a) DIVIDEND REINVESTMENT PLAN

     The Company maintains a Dividend Reinvestment and Common Stock Purchase Plan which provides stockholders with the option of reinvesting cash dividends in additional shares of the Company's common stock. Participants may also purchase additional shares of common stock without incurring broker commissions by making optional cash contributions to the plan. Any holder of shares of common stock is eligible to participate in the plan. During 1995, 1994 and 1993, Employers Mutual elected to participate in the Dividend Reinvestment Plan by reinvesting 50 percent of its dividends in additional shares of the Company's common stock. Activity under the plan was as follows:

                                                    Year ended December 31,
                                                 ---------------------------
                                                   1995     1994     1993
                                                 --------  --------  --------
     Shares available for purchase,
       beginning of year .......................  537,660   758,266   944,453
     Shares purchased under plan ............... (173,099) (220,606) (186,187)
                                                 --------  --------  --------
     Shares available for purchase, end of year   364,561   537,660   758,266
                                                 ========  ========  ========
     Range of purchase prices ..................   $10.00    $ 8.75    $10.00
                                                     to        to        to
                                                   $14.75    $ 9.50    $10.25

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

(b) TREASURY STOCK

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

                                                   Year ended December 31,
                                                ----------------------------
                                                  1995      1994      1993
                                                --------  --------  --------
     Treasury shares, beginning of year .......   10,931     8,090    49,392
     Repurchased shares .......................   56,096     2,841    12,568
     Reissued shares ..........................  (59,442)        -   (53,870)
                                                --------  --------  --------
     Treasury shares, end of year .............    7,585    10,931     8,090
                                                ========  ========  ========
     Average cost ............................. $  11.66  $  10.07  $  10.06
                                                ========  ========  ========
     Gain on sale ............................. $115,166  $      -  $ 23,261
                                                ========  ========  ========

16. DISCLOSURES ABOUT THE FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of (1) cash, (2) indebtedness to related party, (3) accounts receivable, (4) accounts payable and (5) accrued expenses approximate fair market value because of the short maturity of these instruments.

     The estimated fair market value of the Company's investments are summarized as follows. The estimated fair market value is based on quoted market prices, where available, or on values obtained from independent pricing services (see note 10).
                                                    Carrying     Estimated
   December 31, 1995                                 amount     market value
                                                  ------------  ------------
     Fixed maturity securities:
       Held-to-maturity ......................... $191,440,816  $203,312,748
       Available-for-sale .......................  142,360,569   142,360,569
     Equity securities available-for-sale .......   16,010,763    16,010,763
     Short-term investments .....................   17,271,798    17,271,798

   December 31, 1994

     Fixed maturity securities:
       Held-to-maturity ......................... $243,649,720  $238,721,488
       Available-for-sale .......................   76,492,396    76,492,396
     Short-term investments .....................   16,029,426    16,029,426

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

     Employers Mutual has entered into unsecured financing arrangements with several large commercial policyholders. The Company, under terms of the pooling agreement, is a 22 percent participant in these policies (note 2). At December 31, 1995, the Company is contingently liable for $1,166,000 of unsecured receivables held by Employers Mutual.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

     Employers Mutual has purchased annuities to fund future payments that are fixed pursuant to specific claim settlement provisions. The Company, under terms of the pooling agreement, is a 22 percent participant in these annuities (note 2). The Company is contingently liable to various claimants in the amount of $1,134,026 in the event that the issuing company would be unable to fulfill its obligations.

18. UNAUDITED INTERIM FINANCIAL INFORMATION

                                          Three months ended,
                        ------------------------------------------------------
                           March 31      June 30     September 30  December 31
                        ------------  ------------  ------------  ------------
1995
----
Total revenues ........ $ 45,941,694  $ 43,549,373  $ 47,358,200  $ 49,978,160
                        ============  ============  ============  ============
Income before income
  taxes ............... $  5,528,309  $  7,393,160  $  3,706,098  $  7,688,342
Income taxes ..........    1,528,206     2,273,383       715,805     2,449,687
                        ------------  ------------  ------------  ------------
     Net income ....... $  4,000,103  $  5,119,777  $  2,990,293  $  5,238,655
                        ============  ============  ============  ============

Earnings per share*.... $        .38  $        .48  $        .28  $        .48
                        ============  ============  ============  ============

1994
----
Total revenues ........ $ 45,660,377  $ 44,748,377  $ 47,061,359  $ 49,242,492
                        ============  ============  ============  ============
Income before income
  taxes ............... $  3,059,771  $  5,107,880  $  4,830,735  $  5,678,382
Income taxes ..........      757,227     1,288,137     1,543,917     1,581,760
                        ------------  ------------  ------------  ------------
     Net income ....... $  2,302,544  $  3,819,743  $  3,286,818  $  4,096,622
                        ============  ============  ============  ============

Earnings per share*.... $        .22  $        .37  $        .31  $        .39
                        ============  ============  ============  ============

1993
----
Total revenues ........ $ 42,369,391  $ 45,480,653  $ 45,519,261  $ 44,791,846
                        ============  ============  ============  ============
Income before income
  taxes (benefit)...... $  3,375,144  $    476,062  $    627,295  $  4,540,635
Income taxes (benefit)     1,262,205      (963,626)      392,546     1,193,976
                        ------------  ------------  ------------  ------------
Income from operations     2,112,939     1,439,688       234,749     3,346,659
Income from accounting
  changes .............    2,621,344             -             -             -
                        ------------  ------------  ------------  ------------
     Net income ....... $  4,734,283  $  1,439,688  $    234,749  $  3,346,659
                        ============  ============  ============  ============

Earnings per share:*
  Income from
    operations ........ $        .21  $        .14  $        .02  $        .33
  Income from
    accounting changes           .26             -             -             -
                        ------------  ------------  ------------  ------------
     Total ............ $        .47  $        .14  $        .02  $        .33
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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------  ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         ------------------------------------

     None.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

     See the information under the caption "Election of Directors" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 22, 1996, which information is incorporated herein by reference.

     The following sets forth information regarding all executive officers of the Company.

         NAME         AGE                      POSITION

Bruce G. Kelley        42        President and Chief Executive Officer of the
                                 Company and of Employers Mutual since 1992.
                                 He was elected President of the Company and Employers Mutual in 1991. Mr. Kelley was
                                 Executive Vice President of the Company and
                                 Employers Mutual from 1989 to 1991. He has been employed with Employers Mutual since
                                 1985.

Fred A. Schiek         61        Executive Vice President and Chief Operating
                                 Officer of the Company and of Employers
                                 Mutual since 1992.  He was Vice President of
                                 Employers Mutual from 1983 until 1992. He has been employed by Employers Mutual since
                                 1959.

E. H. Creese           64        Senior Vice President and Treasurer of the
                                 Company since 1993 and of Employers Mutual since 1992. He was Vice President and
                                 Treasurer of the Company from 1983 until 1993 and of Employers Mutual from 1985 until 1992.
                                 He has been employed by Employers Mutual since 1984. He will be retiring from the Company and Employers Mutual effective
                                 April 1, 1996.

         NAME         AGE                      POSITION

Philip T. Van Ekeren   65        Senior Vice President and Secretary of the
                                 Company since 1993 and of Employers Mutual since 1992. He was Vice President and
                                 Secretary of the Company from 1978 until 1993 and of Employers Mutual from 1978 until 1992.
                                 He has been employed by Employers Mutual since 1961. He will be retiring from the Company and Employers Mutual effective
                                 June 1, 1996.

David O. Narigon       43        Vice President of the Company and of
                                 Employers Mutual since 1989. He has been employed by Employers Mutual since 1983.

Raymond W. Davis       50        Vice President of the Company and Employers
                                 Mutual since 1985. He has been employed by Employers Mutual since 1979.

Margaret A. Ball       58        Vice President of the Company since 1995 and
                                 of Employers Mutual since 1983. She has been employed by Employers Mutual since 1971.

ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

     See the information under the caption "Compensation of Management" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 22, 1996, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

     See the information under the captions "Voting Securities and Principal Stockholder" and "Security Ownership of Management" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 22, 1996, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

     See the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 22, 1996, which information is incorporated herein by reference.

                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------

(a)  List of Financial Statements and Schedules.                     Form 10-K
                                                                        Page
                                                                       ------
     1.  Financial Statements

         Independent Auditor's Report ................................   51
         Consolidated Balance Sheets, December 31, 1995 and 1994 .....   52
         Consolidated Statements of Income for the Years ended
            December 31, 1995, 1994 and 1993 .........................   54
         Consolidated Statements of Stockholders' Equity for the
            Years ended December 31, 1995, 1994 and 1993..............   56
         Consolidated Statements of Cash Flows for the Years ended
            December 31, 1995, 1994 and 1993 .........................   58
         Notes to Consolidated Financial Statements ..................   60


     2.  Schedules

         Independent Auditor's Report on Schedules ...................   93
         Schedule I   - Summary of Investments .......................   94
         Schedule II  - Condensed Financial Information of Registrant    95
         Schedule III - Supplementary Insurance Information ..........   98
         Schedule IV  - Reinsurance ..................................   99
         Schedule VI  - Supplemental Information Concerning
                          Property-Casualty Insurance Operations .....  100


         All other schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in notes to consolidated financial statements or are not significant in amount

     3.  Management contracts and compensatory plan arrangements

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

         Exhibit 10(l).  1993 Employers Mutual Casualty Company Incentive
                           Stock Option Plan.
         Exhibit 10(m).  Employers Mutual Casualty Company Non-Employee
                           Director Stock Option Plan.
         Exhibit 10(n).  Employers Mutual Casualty Company Supplemental
                            Executive Retirement Plan.

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

         (n) Employers Mutual Casualty Company Supplemental Executive Retirement Plan

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

     None.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 1996.

                             EMC INSURANCE GROUP INC.

                             /s/ E. H. Creese
                             ------------------------------------
                             E. H. Creese
                             Senior Vice President,
                             Treasurer & Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 1996.

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

                        /s/ E. H. Creese
                        --------------------------------------
                        Fredrick A. Schiek*
                        Director


* by power of attorney

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES



The Board of Directors and Stockholders
EMC Insurance Group Inc.:


     Under date of February 20, 1996, we reported on the consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in Part II, Item 8 of the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related supplementary financial statement schedules listed in Part IV, Item 14(a)2. These supplementary financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these supplementary financial statement schedules based on our audits.

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


Des Moines, Iowa
February 20, 1996

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                     Schedule I - Summary of Investments -
                   Other Than Investments in Related Parties

                              December 31, 1995

                                                                   Amount at
                                                                  which shown
                                                       Market        in the
       Type of investment                 Cost         value      balance sheet
       ------------------             ------------  ------------  ------------

Securities held-to-maturity:
  Fixed maturities:
    United States Government
      and government agencies
      and authorities ............... $153,468,521  $164,534,648  $153,468,521
    States, municipalities and
      political subdivisions ........   37,972,295    38,778,100    37,972,295
                                      ------------  ------------  ------------
      Total fixed maturity securities  191,440,816   203,312,748   191,440,816
                                      ------------  ------------  ------------
Securities available-for-sale:
  Fixed maturities:
    States, municipalities and
      political subdivisions ........  108,241,811   112,428,914   112,428,914
    Foreign governments .............    1,996,716     2,012,820     2,012,820
    Public utilities ................    9,458,349     9,746,219     9,746,219
    Corporate securities ............   17,233,563    17,993,582    17,993,582
    Other debt securities ...........      169,500       179,034       179,034
                                      ------------  ------------  ------------
      Total fixed maturity securities  137,099,939   142,360,569   142,360,569
                                      ------------  ------------  ------------
  Equity securities:
    Common stocks ...................   14,771,422    16,010,763    16,010,763
                                      ------------  ------------  ------------

Short-term investments ..............   17,271,798    17,271,798    17,271,798
                                      ------------  ------------  ------------

            Total investments ....... $360,583,975  $378,955,878  $367,083,946
                                      ============  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

         Schedule II - Condensed Financial Information of Registrant

                            Condensed Balance Sheets


                                                         December 31,
                                                  --------------------------
                                                      1995          1994
                                                  ------------  ------------
ASSETS
------
Investment in common stock of
  subsidiaries (equity method) .................. $130,150,418  $111,420,069
Fixed maturity securities held-to-maturity,
  at amortized cost .............................    4,003,016     2,002,494
Fixed maturity securities available-for-sale,
  at market value ...............................            -     1,000,000
Short-term investments ..........................    2,688,128     2,172,259
Cash ............................................       19,536        61,389
Accrued investment income .......................       66,031        57,768
Accounts receivable .............................      106,398        37,502
Income taxes recoverable ........................            -        32,000
Indebtedness of related party ...................            -        87,023
                                                  ------------  ------------
     Total assets ............................... $137,033,527  $116,870,504
                                                  ============  ============

LIABILITIES
-----------
Accounts payable ................................ $    119,558  $    143,815

Income taxes payable ............................       24,000             -
Indebtedness to related party ...................        1,211             -
                                                  ------------  ------------
     Total liabilities ..........................      144,769       143,815
                                                  ------------  ------------

STOCKHOLDERS' EQUITY
--------------------
Common stock, $1 par value,
  authorized 20,000,000 shares;
  issued and outstanding, 10,821,978 shares
  in 1995 and 10,587,629 shares in 1994 .........   10,821,978    10,587,629
Additional paid-in capital ......................   59,787,926    57,162,911
Retained earnings ...............................   66,379,275    49,086,216
Treasury stock, at cost (7,585 shares in 1995
  and 10,931 shares in 1994) ....................     (100,421)     (110,067)
                                                  ------------  ------------
     Total stockholders' equity .................  136,888,758   116,726,689
                                                  ------------  ------------
     Total liabilities and stockholders' equity   $137,033,527  $116,870,504
                                                  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Condensed Statements of Income

                                              Years ended December 31,
                                        -------------------------------------
                                            1995         1994         1993
                                        -----------  -----------  -----------
Equity in undistributed earnings ...... $13,123,772  $10,464,926  $ 6,370,743
Dividends received from
  consolidated subsidiaries ...........   4,200,019    3,068,019      860,000
Investment income .....................     357,408      236,519      214,825
Loss on sale of stock .................           -       (5,000)     (30,000)
                                        -----------  -----------  -----------

                                         17,681,199   13,764,464    7,415,568

Operating expenses ....................     307,713      315,784      345,678
                                        -----------  -----------  -----------
   Income from operations before
     income taxes (benefit) ...........  17,373,486   13,448,680    7,069,890

Income taxes (benefit) ................      24,658      (57,047)     (64,145)
                                        -----------  -----------  -----------

   Income from operations .............  17,348,828   13,505,727    7,134,035

Income from accounting changes ........           -            -    2,621,344
                                        -----------  -----------  -----------

              Net income .............. $17,348,828  $13,505,727  $ 9,755,379
                                        ===========  ===========  ===========

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      Condensed Statements of Cash Flows


                                              Years ended December 31,
                                        -------------------------------------
                                           1995         1994          1993
                                        -----------  -----------  -----------
Net cash provided by
  operating activities ................ $ 4,269,852  $ 2,963,071  $   761,673
                                        -----------  -----------  -----------
Cash flows from investing activities:
  Purchases of fixed maturity
    securities held-to-maturity .......  (2,002,500)  (2,002,969)           -

  Purchases of fixed maturity
    securities available-for-sale .....           -   (1,000,000)           -

  Maturities of fixed maturity
    securities available-for-sale .....   1,000,000            -            -
  Net (purchases) sales of short-term
     investments ......................    (515,869)   2,613,433    1,937,409
  Sale of equity securities
     available-for-sale ...............           -      500,000      500,000
                                        -----------  -----------  -----------
      Net cash (used in) provided by
       investing activities ...........  (1,518,369)     110,464    2,437,409
                                        -----------  -----------  -----------
Cash flows from financing activities:
   Issuance of common stock ...........   2,859,364    2,403,285    1,670,536
   Dividends paid to stockholders .....  (5,662,346)  (5,422,164)  (5,303,032)

   Sales (purchases) of treasury
     stock, net .......................       9,646      (28,681)     401,958

                                        -----------  -----------  -----------
      Net cash used in financing
       activities .....................  (2,793,336)  (3,047,560)  (3,230,538)
                                        -----------  -----------  -----------

Net (decrease) increase in cash .......     (41,853)      25,975      (31,456)


Cash at beginning of year .............      61,389       35,414       66,870
                                        -----------  -----------  -----------

Cash at end of year ................... $    19,536  $    61,389  $    35,414
                                        ===========  ===========  ===========

Income taxes paid ..................... $    31,342  $    62,433  $    14,000
Interest paid .........................           -            -            -

                                                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                              Schedule III - Supplementary Insurance Information

                                               For years ended December 31, 1995, 1994 and 1993


                                    Deferred
                                     policy      Losses and                                     Net
                                  acquisition    settlement     Unearned       Premium       investment
            Segment                   costs       expenses      premiums       revenue         income
            -------               -----------   ------------   -----------   ------------   -----------

Year ended December 31, 1995:
  Property and casualty insurance $ 6,777,303   $146,575,010   $39,973,174   $116,439,266   $15,428,401
  Reinsurance ...................   1,729,903     50,748,972     7,863,197     35,825,953     6,067,678
  Nonstandard risk automobile
    insurance ...................     207,563      8,098,127       930,776     10,001,031     1,175,392
  Excess and surplus lines
    insurance agency ............           -              -             -              -       144,915
  Parent company ................           -              -             -              -       357,408
                                  -----------   ------------   -----------   ------------   -----------
       Consolidated ............. $ 8,714,769   $205,422,109   $48,767,147   $162,266,250   $23,173,794
                                  ===========   ============   ===========   ============   ===========
Year ended December 31, 1994:
  Property and casualty insurance $ 6,448,141   $148,541,352   $38,804,128   $115,411,835   $14,080,206
  Reinsurance ...................   1,706,245     46,925,895     7,755,657     37,256,763     5,354,494
  Nonstandard risk automobile
    insurance ...................     239,249      7,714,368     1,112,785     12,160,781     1,152,341
  Excess and surplus lines
    insurance agency ............           -              -             -              -       106,120
  Parent company ................           -              -             -              -       236,519
                                  -----------   ------------   -----------   ------------   -----------
       Consolidated ............. $ 8,393,635   $203,181,615   $47,672,570   $164,829,379   $20,929,680
                                  ===========   ============   ===========   ============   ===========

Year ended December 31, 1993:
  Property and casualty insurance $ 6,275,214   $146,305,725   $38,898,256   $109,584,986   $13,242,584
  Reinsurance ...................   1,134,185     42,063,802     5,670,927     33,324,202     6,090,294
  Nonstandard risk automobile
    insurance ...................     289,465      8,752,325     1,371,873     13,528,350     1,165,684
  Excess and surplus lines
    insurance agancy ............           -              -             -              -        66,564
  Parent company ................           -              -             -              -       214,825
                                  -----------   ------------   -----------   ------------   -----------
       Consolidated ............. $ 7,698,864   $197,121,852   $45,941,056   $156,437,538   $20,779,951
                                  ===========   ============   ===========   ============   ===========

<CAPTION
                                       EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                    Schedule III - Supplementary Insurance Information

                                     For years ended December 31, 1995, 1994 and 1993

                                                  Amortization
                                                  of deferred
                                      Losses and      policy        Other
                                      settlement   acquisition  underwriting    Premiums
            Segment                    expenses       costs        expenses      written
            -------                  ------------  ------------ ------------  ------------

Year ended December 31, 1995:
  Property and casualty insurance    $ 74,926,023  $ 21,742,128  $14,548,401  $117,736,744
  Reinsurance ...................      23,744,247     8,191,751    3,391,578    35,933,493
  Nonstandard risk automobile
    insurance ...................       9,482,008     2,218,737      557,028     9,819,022
  Excess and surplus lines
    insurance agency ............               -             -     (338,001)
  Parent company ................               -             -      307,713
                                     ------------  ------------  -----------
       Consolidated .............    $108,152,278  $ 32,152,616  $18,467,091
                                     ============  ============  ===========
Year ended December 31, 1994:
  Property and casualty insurance    $ 77,872,039  $ 20,338,769  $13,163,706  $115,699,969
  Reinsurance ...................      30,564,830     8,754,885    2,654,290    39,341,493
  Nonstandard risk automobile
    insurance ...................       8,507,185     2,608,135      551,551    11,901,693
  Excess and surplus lines
    insurance agency ............               -             -     (399,125)
  Parent company ................               -             -      315,784
                                     ------------  ------------  -----------
       Consolidated .............    $116,944,054  $ 31,701,789  $16,286,206
                                     ============  ============  ===========

Year ended December 31, 1993:
  Property and casualty insurance    $ 79,777,312  $ 19,528,117  $11,597,944  $112,293,341
  Reinsurance ...................      27,871,896     8,331,595    3,161,007    32,076,482
  Nonstandard risk automobile
    insurance ...................      12,706,091     2,857,463      507,486    13,564,557
  Excess and surplus lines
    insurance agancy ............               -             -      (36,858)
  Parent company ................               -             -      345,678
                                     ------------  ------------   ----------

       Consolidated .............    $120,355,299  $ 30,717,175  $15,575,257
                                     ============  ============ ============

                                         EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                                 Schedule IV - Reinsurance

                                     For years ended December 31, 1995, 1994, and 1993

                                                                                                  Percentage
                                                            Ceded to      Assumed                 of amount
                                               Gross          other      from other       Net       assumed
                                               amount       companies    companies      amount       to net
                                            ------------  ------------  ------------ ------------  ----------

Year ended December 31, 1995:
   Earned premiums:
     Consolidated property and casualty
       insurance .......................... $151,450,871  $150,630,590  $161,445,969 $162,266,250       99.5%
                                            ============  ============  ============ ============ ==========
Year ended December 31, 1994:
   Earned premiums:
     Consolidated property and casualty
       insurance .......................... $140,012,247  $138,010,578  $162,827,710 $164,829,379       98.8%
                                            ============  ============  ============ ============ ==========
Year ended December 31, 1993:
   Earned premiums:

     Consolidated property and casualty
       insurance .......................... $137,141,457  $135,828,770  $155,124,851 $156,437,538       99.2%
                                            ============  ============  ============ ============ ==========

                                          EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 Schedule VI - Supplemental Insurance Information Concerning
                                           Property-Casualty Insurance Operations

                                      For years ended December 31, 1995, 1994 and 1993

                                                            Discount,
                                 Deferred    Reserves for   if any,
                                  policy      losses and    deducted                                   Net
Consolidated property-         acquisition    settlement      from      Unearned        Earned     investment
casualty entities                  costs       expenses     reserves    premiums       premiums       income
----------------------         -----------   ------------   --------   -----------  ------------  -----------

Year ended December 31, 1995:  $ 8,714,769   $205,422,109   $  -0-     $48,767,147  $162,266,250  $22,671,471
                               ===========   ============   ========   ===========  ============  ===========
Year ended December 31, 1994:  $ 8,393,635   $203,181,615   $  -0-     $47,672,570  $164,829,379  $20,587,041
                               ===========   ============   ========   ===========  ============  ===========
Year ended December 31, 1993:  $ 7,698,864   $197,121,852   $  -0-     $45,941,056  $156,437,538  $20,498,562
                               ===========   ============   ========   ===========  ============  ===========


                                       Losses and
                                   settlement expenses      Amortization
                                   incurred related to       of deferred       Paid
                                   (1)            (2)          policy       losses and
Consolidated property-           Current         Prior       acquisition    settlement     Premiums
casualty entities                  Year          Years          costs        expenses      Written
----------------------         ------------   -----------   ------------   ------------  ------------

Year ended December 31, 1995:  $123,876,601  ($15,724,323)  $ 32,152,616   $103,991,590  $163,489,259
                               ============   ===========   ============   ============  ============
Year ended December 31, 1994:  $123,343,829  ($ 6,399,775)  $ 31,701,789   $107,576,486  $166,943,155
                               ============   ===========   ============   ============  ============
Year ended December 31, 1993:  $119,896,526   $   458,773   $ 30,717,175   $130,823,484  $157,934,380
                               ============   ===========   ============   ============  ============

Differences between Electronic and Circulated 10-K's
----------------------------------------------------

1) The index to exhibits in the electronic format indicates if the exhibits are included in the direct transmission or are filed under Form SE. The circulated document contains the page numbers of the exhibits.

2) Exhibit 28 was filed in hard copy under Form SE and is not included in the document filed under EDGAR.

                   EMC Insurance Group Inc. and Subsidiaries

                               Index to Exhibits


Exhibit
Number                         Item
------                         ----
  10(j)     Aggregate Catastrophe Excess of Loss                Included in
            Retrocession Agreement between EMC             direct transmission
            Reinsurance Company and Employers
            Mutual Casualty Company

  10(n)     Employers Mutual Casualty Company                   Included in
            Supplemental Executive Retirement Plan         direct transmission

  21        Subsidiaries of the Registrant                      Included in
                                                           direct transmission

  23        Consent of KPMG Peat Marwick LLP  with              Included in
              respect to Forms S-8 and Form S-3.           direct transmission

  24        Power of Attorney.                                  Included in
                                                           direct transmission

  28        Consolidated Schedule P of Annual                Filed under cover
            Statements provided to state regulatory             of Form SE
            authorities.