Form 10-Q
period 1996-03-31
EMC INSURANCE GROUP INC
filed 1996-05-14
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH  31, 1996
                               ----------------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
                              ------------------  ---------------------

Commission File Number:  0-10956
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
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              ----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at April 30, 1996
                  -----                      -------------------------------

     Common stock, $1.00 par value                       10,894,035
                                                         ----------

Total pages   14
            ------

PART I.  FINANCIAL INFORMATION
- -------  ---------------------
Item 1.  Financial Statements
- -------  ---------------------


                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                     March 31,   December 31,
                                                       1996          1995
                                                   ------------  ------------
                                                    (Unaudited)
ASSETS

Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (market value $193,520,307 and $203,312,748) $186,599,054  $191,440,816
    Securities available-for-sale, at market value
      (amortized cost $140,123,130 and
      $137,099,939) ..............................  143,310,868   142,360,569
  Equity securities available-for-sale, at market
    value (cost $14,771,422 in 1996 and 1995) ....   17,084,887    16,010,763
  Short-term investments, at cost ................   22,196,970    17,271,798
                                                   ------------  ------------
           Total investments .....................  369,191,779   367,083,946

Cash .............................................    1,208,483     1,198,436
Accrued investment income ........................    5,727,435     5,749,619
Accounts receivable ..............................      577,074       726,181
Deferred policy acquisition costs ................    8,895,218     8,714,769
Deferred income taxes ............................   12,347,354    11,921,182
Intangible assets, including goodwill, at cost
  less accumulated amortization of $1,842,784
  and $1,809,156 .................................    1,715,036     1,748,664
Reinsurance receivables ..........................   14,507,375    12,916,943
Prepaid reinsurance premiums .....................    2,070,578     1,805,881
Other assets .....................................      988,499     1,015,352
                                                   ------------  ------------
           Total assets .......................... $417,228,831  $412,880,973
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                    March 31,    December 31,
                                                       1996          1995
                                                   ------------  ------------
                                                    (Unaudited)
LIABILITIES

Losses and settlement expenses ................... $209,421,665  $205,422,109
Unearned premiums ................................   46,920,779    48,767,147
Other policyholders' funds .......................    3,568,368     3,593,328
Indebtedness to related party ....................    2,703,197       428,463
Income taxes payable .............................    2,244,669     2,538,669
Postretirement benefits ..........................    4,603,233     4,489,812
Deferred income ..................................      865,390       940,009
Other liabilities ................................    7,894,912     9,812,678
                                                   ------------  ------------
    Total liabilities ............................  278,222,213   275,992,215
                                                   ------------  ------------
STOCKHOLDERS' EQUITY

Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 10,900,458
  shares in 1996 and 10,821,978 shares in 1995 ...   10,900,458    10,821,978
Additional paid-in capital .......................   60,767,502    59,787,926
Unrealized holding gains on fixed maturity
  securities available-for-sale, net of tax ......    2,103,906     3,472,016
Unrealized holding gains on equity securities
  available-for-sale, net of tax .................    1,526,887       817,965
Retained earnings ................................   63,904,312    62,089,294
Treasury stock, at cost (14,814 shares in 1996
  and 7,585 shares in 1995) ......................     (196,447)     (100,421)
                                                   ------------  ------------
    Total stockholders' equity ...................  139,006,618   136,888,758
                                                   ------------  ------------
    Total liabilities and stockholders' equity ... $417,228,831  $412,880,973
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Consolidated Statements of Income
                                 (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                     ------------------------
                                                         1996        1995
                                                     -----------  -----------
REVENUES:
  Premiums earned .................................. $40,480,126  $40,000,170
  Investment income, net ...........................   5,768,975    5,847,141
  Realized investment gains ........................      14,141          698
  Other income .....................................      74,619       93,685
                                                     -----------  -----------
                                                      46,337,861   45,941,694
                                                     -----------  -----------
LOSSES AND EXPENSES:
  Losses and settlement expenses ...................  27,860,690   27,736,609
  Dividends to policyholders .......................     877,169      706,417
  Amortization of deferred policy acquisition costs    7,572,686    7,696,906
  Other underwriting expenses ......................   5,653,442    4,273,453
                                                     -----------  -----------
                                                      41,963,987   40,413,385
                                                     -----------  -----------
   Income before income taxes ......................   4,373,874    5,528,309
                                                     -----------  -----------
INCOME TAXES:

  Current ..........................................   1,128,000    1,606,895
  Deferred .........................................     (86,591)     (78,689)
                                                     -----------  -----------
                                                       1,041,409    1,528,206
                                                     -----------  -----------
        Net income ................................. $ 3,332,465  $ 4,000,103
                                                     ===========  ===========

Earnings per share .................................        $.31         $.38
                                                     ===========  ===========

Dividend per share .................................        $.14         $.13
                                                     ===========  ===========

Average number of shares outstanding ...............  10,838,378   10,594,512
                                                     ===========  ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     Three months ended
                                                          March 31,
                                                  --------------------------
                                                      1996          1995
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income .................................... $  3,332,465  $  4,000,103
                                                  ------------  ------------

  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Losses and settlement expenses ............    3,999,556     2,955,327
      Unearned premiums .........................   (1,846,368)     (610,967)
      Other policyholders' funds ................      (24,960)       63,024
      Deferred policy acquisition costs .........     (180,449)      (81,901)
      Indebtedness of related party .............    2,274,734    (1,785,504)
      Accrued investment income .................       22,184      (119,742)
      Accrued income taxes:
        Current .................................     (294,000)      457,000
        Deferred ................................      (86,591)      (78,688)
      Provision for amortization ................      (10,867)       (1,744)
      Realized investment gains .................      (14,141)         (698)
      Postretirement benefits ...................      113,421        81,458
      Reinsurance receivables ...................   (1,590,432)      567,948
      Prepaid reinsurance premiums ..............     (264,697)     (355,296)
      Amortization of deferred income ...........      (74,619)      (93,685)
      Other, net ................................   (1,741,806)     (470,100)
                                                  ------------  ------------
                                                       280,965       526,432
                                                  ------------  ------------
        Net cash provided by
            operating activities ................    3,613,430     4,526,535
                                                  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of fixed maturity securities
    held-to-maturity ............................   (1,995,200)  (22,204,536)
  Maturities of fixed maturity securities
    held-to-maturity ............................    6,870,986     5,182,886
  Purchases of fixed maturity securities
    available-for-sale ..........................   (8,384,681)  (12,369,869)
  Maturities of fixed maturity securities
    available-for-sale ..........................    5,386,101    25,556,102
  Purchases of equity securities
    available-for-sale ..........................            -    (3,387,500)
  Net (purchases) sales of short-term investments   (4,925,172)    3,163,612
                                                  ------------  ------------

    Net cash used in investing activities .......   (3,047,966)   (4,059,305)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................    1,058,056       731,828
  Dividends paid to stockholders ................   (1,517,447)   (1,376,850)
  Purchase of treasury stock, net ...............      (96,026)      (79,829)
                                                  ------------  ------------

      Net cash used in financing activities .....     (555,417)     (724,851)
                                                  ------------  ------------

NET INCREASE (DECREASE) IN CASH .................       10,047      (257,621)
Cash at beginning of year .......................    1,198,436     1,258,221
                                                  ------------  ------------

Cash at end of quarter .......................... $  1,208,483  $  1,000,600
                                                  ============  ============
Income taxes paid ............................... $  1,422,000  $    810,000
Interest paid ...................................            -           896

See accompanying Notes to Interim Consolidated Financial Statements.

                      EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                  Notes to Interim Consolidated Financial Statements
                                     (Unaudited)

                                   March 31, 1996


Note 1
- ------

The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. The information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

Note 2
- ------
Effective January 1, 1996, the Company adopted Statement of financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of this statement had no effect on the income of the Company.

Effective January 1, 1996, the Company adopted the disclosure requirement of SFAS 123, "Accounting for Stock-Based Compensation." Adoption of this statement had no effect on the income of the Company.

Note 3
- ------

Certain amounts previously reported in prior year consolidated financial statements have been reclassified to conform to current year presentation.

Note 4
- ------

In reviewing these financial statements, reference should be made to the 1995 Form 10K-405 or the 1995 Annual Report to Shareholders for more detailed footnote information.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- -------    Condition and Results of Operations
                                (Unaudited)

OVERVIEW

     EMC Insurance Group Inc. (the "Company"), an approximately 67 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance, reinsurance, nonstandard risk automobile insurance and an excess and surplus lines insurance agency. Property and casualty insurance is the most significant segment, representing 72.9 percent of consolidated premium income.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- -------    Condition and Results of Operations, Continued
                                (Unaudited)

CONSOLIDATED RESULTS OF OPERATIONS

Operating results for the three months ended March 31, 1996 and 1995 are as follows:

($ in thousands)                             1996        1995
                                           --------    --------
Premiums earned .......................... $ 40,480    $ 40,000
Losses and settlement expenses ...........   27,861      27,737
Other underwriting expenses ..............   14,103      12,677
                                           --------    --------
Underwriting loss ........................   (1,484)       (414)
Net investment income ....................    5,769       5,847
Realized investment gains ................       14           1
Other income .............................       75          94
                                           --------    --------
Operating income before income taxes ..... $  4,374    $  5,528
                                           ========    ========
Losses and settlement expenses:
  Insured events of the current year ..... $ 33,289    $ 29,528
  Decrease in provision for insured
    events of prior years ................   (5,428)     (1,791)
                                           --------    --------
      Total losses and settlement expenses $ 27,861    $ 27,737
                                           ========    ========
Catastrophe and storm losses ............. $  1,146    $    417
                                           ========    ========

     Operating income before income taxes decreased 20.9 percent for the three months ended March 31, 1996 from the same period in 1995. This decrease is primarily due to a decline in the operating results of the property and casualty insurance subsidiaries. Operating results of the reinsurance subsidiary also declined, while results for the nonstandard risk automobile insurance subsidiary improved slightly.

     Premiums earned increased 1.2 percent for the three months ended March 31, 1996 from the same period in 1995. Production increases in the property and casualty insurance subsidiaries were partially offset by production decreases in the reinsurance and nonstandard risk automobile insurance subsidiaries.

     Losses and settlement expenses increased 0.4 percent for the three months ended March 31, 1996 from the same period in 1995. Current accident year losses and settlement expenses increased due to a higher incidence of property losses attributable to the severe winter weather of 1996. The increase in current accident year losses and settlement expenses was almost completely offset by a larger decrease in the provision for insured events of prior years. During 1996, the Company revised its method of allocating the property and casualty insurance subsidiaries' Incurred But Not Reported (IBNR) loss reserves between current and prior accident years. Management believes that the new method of allocating IBNR reserves provides a more accurate measurement of loss development on a quarterly basis. Prior year amounts have been restated using the new allocation method for comparative purposes.

     Other underwriting expenses increased 11.2 percent for the three months ended March 31, 1996 from the same period in 1995. This increase reflects higher commission rates on the growing book of property business written by the property and casualty insurance subsidiaries and the recognition of contingent commissions related to the favorable loss experience in 1995 for the reinsurance subsidiary.

     Net investment income decreased 1.3 percent for the three months ended March 31, 1996 from the same period in 1995. This decrease primarily reflects a lower average rate of return on bonds and short-term investments.

     Realized investment gains increased for the three months ended March 31, 1996 from the same period in 1995. This increase is primarily due to calls and prepayments on fixed maturity securities.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- -------    Condition and Results of Operations, Continued
                                (Unaudited)

     The other income amount represents the amortization of deferred income related to reserve discounting on the commutation of one of the reinsurance subsidiary's reinsurance contracts under the quota share agreement in 1993.

SEGMENT RESULTS

Property and Casualty Insurance

Operating results for the three months ended March 31, 1996 and 1995 are as follows:

($ in thousands)                             1996        1995
                                           --------    --------
Premiums earned .......................... $ 29,523    $ 28,427
Losses and settlement expenses ...........   20,466      19,647
Other underwriting expenses ..............   10,242       9,202
                                           --------    --------
Underwriting loss ........................   (1,185)       (422)
Net investment income ....................    3,833       3,939
Realized investment gains ................        9           -
                                           --------    --------
Operating income before income taxes ..... $  2,657    $  3,517
                                           ========    ========
Losses and settlement expenses:
  Insured events of the current year ..... $ 25,185    $ 22,910
  Decrease in provision for insured
    events of prior years ................   (4,719)     (3,263)
                                           --------    --------
      Total losses and settlement expenses $ 20,466    $ 19,647
                                           ========    ========
Catastrophe and storm losses ............. $    521    $    318
                                           ========    ========

     Premiums earned increased 3.9 percent for the three months ended March 31, 1996 from the same period in 1995. The property and casualty insurance subsidiaries continue to emphasize property insurance through marketing programs targeted at commercial insureds. During the first three months of 1996, production increases in direct (controlled) business continued to be partially offset by decreases in mandatory assigned risk programs. The decrease in the mandatory assigned risk premiums is looked at favorably as losses associated with this type of business are generally higher than losses from direct business. Direct business production for the remainder of 1996 is not expected to increase significantly as the market conditions that have limited production over the last several years are not expected to change.

     Underwriting loss for the three months ended March 31, 1996 increased from the same period in 1995. Losses and settlement expenses as a percent of premiums earned remained fairly constant, while other underwriting expenses increased as a result of higher commission rates on the growing book of property business. An increase in current accident year losses and settlement expenses, which is attributable to the severe winter weather of 1996, was partially offset by a larger decrease in the provision for insured events of prior years.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- -------    Condition and Results of Operations, Continued
                                (Unaudited)

Reinsurance

Operating results for the three months ended March 31, 1996 and 1995 are as follows:

($ in thousands)                               1996       1995
                                             --------   --------
Premiums earned ............................ $  8,679   $  8,975
Losses and settlement expenses .............    5,709      5,995
Other underwriting expenses ................    3,276      2,876
                                             --------   --------
Underwriting (loss) gain ...................     (306)       104
Net investment income ......................    1,537      1,480
Realized investment gains ..................        5          1
Other income ...............................       75         94
                                             --------   --------
Operating income before income taxes ....... $  1,311   $  1,679
                                             ========   ========
Losses and settlement expenses:
  Insured events of the current year ....... $  5,877   $  4,555
  (Decrease) increase in provision for
    insured events of prior years ..........     (168)     1,440
                                             --------   --------
      Total losses and settlement expenses   $  5,709   $  5,995
                                             ========   ========
Catastrophe losses ......................... $    625   $     99
                                             ========   ========

     Premiums earned decreased 3.3 percent for the three months ended March 31, 1996 from the same period in 1995. This decrease is primarily attributable to the cancellation of several accounts with poor loss experience during 1995. The reinsurance subsidiary continues to emphasize profitability over production. Despite the cancellations in 1995, premium volume for 1996 is expected to remain steady.

     Underwriting results for the three months ended March 31, 1996 declined from the same period in 1995, primarily due to the recognition of contingent commissions related to the favorable loss experience in 1995. Losses and settlement expenses as a percent of premiums earned declined in the first three months of 1996 from the same period in 1995. Although current accident year losses increased in the first three months of 1996, the company benefited from a decrease in the provision for insured events of prior years compared to adverse development experienced in the same period of 1995.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- -------    Condition and Results of Operations, Continued
                                (Unaudited)

Nonstandard Risk Automobile Insurance

Operating results for the three months ended March 31, 1996 and 1995 are as follows:

($ in thousands)                               1996        1995
                                             --------    --------
Premiums earned ............................ $  2,278    $  2,598
Losses and settlement expenses .............    1,686       2,095
Other underwriting expenses ................      650         700
                                             --------    --------
Underwriting loss ..........................      (58)       (197)
Net investment income ......................      277         308
                                             --------    --------
Operating income before income taxes ....... $    219    $    111
                                             ========    ========
Losses and settlement expenses:
  Insured events of the current year ....... $  2,227    $  2,063
  (Decrease) increase in provision for
    insured events of prior years ..........     (541)         32
                                             --------    --------
      Total losses and settlement expenses   $  1,686    $  2,095
                                             ========    ========

     Premiums earned decreased 12.3 percent for the three months ended March 31, 1996 from the same period in 1995. The company continues to experience intense competition for nonstandard auto business from both the standard and the nonstandard markets. The company is addressing this decline in production by appointing new agents and improving marketing and business relationships with its agency force. The number of new applications received by the company has been increasing and management expects premium volume to improve throughout 1996.

     Underwriting results for the first three months of 1996 improved slightly over the same period in 1995. This improvement reflects a decline in both losses and settlement expenses and other underwriting expenses. The provision for insured events of prior years decreased substantially in the first three months of 1996 and more than offset an increase in current accident year losses attributable to the difficult winter driving conditions.

Excess and Surplus Lines Insurance Management

     Operating income before income taxes decreased to $157,000 for the three months ended March 31, 1996 from $222,000 for the same period in 1995. This decrease reflects a decline in production as well as a decrease in investment income caused by a smaller invested asset balance.

Parent Company

     Operating income before income taxes was $30,000 for the three months ended March 31, 1996 compared to $0 for the same period in 1995. This improvement is primarily due to an increase in investment income caused by a larger invested asset balance.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a portion of the investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio is invested in securities with maturities that approximate the anticipated liabilities of the insurance issued. Net unrealized holding gains on fixed maturity securities available-for-sale totaled $2,104,000 at March 31, 1996 and $3,472,000 at December 31, 1995. Since the Company does not actively trade in the bond market, such fluctuations in the market value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant.

     During the first six months of 1995, the Company invested $13,550,000 of short-term funds and maturing U.S. Treasury Bills into mutual funds invested in equity securities. The overall liquidity position of the Company was not affected by these investments. Net unrealized holding gains on equity securities totaled $1,527,000 at March 31, 1996 and $818,000 at December 31, 1995.

     The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends and investment purchases.

     As of March 31, 1996, the Company had no material commitments for capital expenditures.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     The 1995 Private Securities Litigation Reform Act provides issuers the opportunity to make cautionary statements regarding forward-looking statements. Accordingly, any forward-looking statement contained herein or in any other oral or written statement by the Company or any of its officers, directors or employees is qualified by the fact that actual results of the Company may differ materially from such statement due to the following important factors, among other risks and uncertainties inherent in the Company's business: catastrophic events, state insurance regulations, rate competition, adverse changes in interest rates, unforeseen losses with respect to loss and settlement expense reserves for unreported and reported claims, including asbestos and environmental claims.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION
- --------  -----------------

Item 6.  Exhibits and Reports on Form 8-K
- -------  --------------------------------

    (a)  None.

    (b) No Form 8-K was filed by the registrant during the quarter ended March 31, 1996.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EMC INSURANCE GROUP INC.
                                        Registrant



                                        /s/  Bruce G. Kelley
                                        --------------------------
                                        Bruce G. Kelley
                                        President & Chief Executive Officer



                                        /s/  Mark Reese
                                        --------------------------
                                        Mark Reese
                                        Chief Accounting Officer

Date:  May 14, 1996