Form 10-Q
period 1996-06-30
EMC INSURANCE GROUP INC
filed 1996-08-14
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 1996
                               ----------------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
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
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at July 31, 1996
                  -----                      -------------------------------

     Common stock, $1.00 par value                       10,962,227
                                                         ----------

Total pages   14
            ------

PART I.  FINANCIAL INFORMATION
- -------  ---------------------
Item 1.  Financial Statements
- -------  ---------------------


                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                      June 30,   December 31,
                                                       1996          1995
                                                   ------------  ------------
                                                    (Unaudited)
ASSETS

Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (market value $195,421,726 and $203,312,748) $190,869,754  $191,440,816
    Securities available-for-sale, at market value

      (amortized cost $138,338,171 and
      $137,099,939) ..............................  140,209,896   142,360,569
  Equity securities available-for-sale, at market
    value (cost $14,771,422 in 1996 and 1995) ....   17,489,264    16,010,763
  Short-term investments, at cost ................   20,137,201    17,271,798
                                                   ------------  ------------
           Total investments .....................  368,706,115   367,083,946

Cash .............................................    1,416,055     1,198,436
Accrued investment income ........................    5,587,509     5,749,619
Accounts receivable ..............................      586,172       726,181
Deferred policy acquisition costs ................    8,992,595     8,714,769
Deferred income taxes ............................   12,793,130    11,921,182
Intangible assets, including goodwill, at cost
  less accumulated amortization of $1,876,412
  and $1,809,156 .................................    1,681,408     1,748,664
Reinsurance receivables ..........................   17,654,792    12,916,943
Prepaid reinsurance premiums .....................    1,743,606     1,805,881
Other assets .....................................      964,592     1,015,352
                                                   ------------  ------------
           Total assets .......................... $420,125,974  $412,880,973
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                     June 30,    December 31,
                                                       1996          1995
                                                   ------------  ------------
                                                    (Unaudited)
LIABILITIES

Losses and settlement expenses ................... $213,287,789  $205,422,109
Unearned premiums ................................   47,859,732    48,767,147
Other policyholders' funds .......................    3,671,984     3,593,328
Indebtedness to related party ....................      346,739       428,463
Income taxes payable .............................      274,669     2,538,669
Postretirement benefits ..........................    4,718,329     4,489,812
Deferred income ..................................      795,095       940,009
Other liabilities ................................    9,861,886     9,812,678
                                                   ------------  ------------
    Total liabilities ............................  280,816,223   275,992,215
                                                   ------------  ------------
STOCKHOLDERS' EQUITY

Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 10,962,227
  shares in 1996 and 10,821,978 shares in 1995 ...   10,962,227    10,821,978
Additional paid-in capital .......................   61,469,715    59,787,926
Unrealized holding gains on fixed maturity
  securities available-for-sale, net of tax ......    1,235,339     3,472,016
Unrealized holding gains on equity securities
  available-for-sale, net of tax .................    1,793,775       817,965
Retained earnings ................................   63,848,695    62,089,294
Treasury stock, at cost (0 shares in 1996 and
 7,585 shares in 1995, see note 4) ...............            -      (100,421)
                                                   ------------  ------------
    Total stockholders' equity ...................  139,309,751   136,888,758
                                                   ------------  ------------
    Total liabilities and stockholders' equity ... $420,125,974  $412,880,973
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Consolidated Statements of Income
                                    (Unaudited)

                               Three months ended        Six months ended
                                   June 30,                  June 30,
                            ------------------------ ------------------------
                                1996         1995        1996         1995
                            -----------  ----------- -----------  -----------
REVENUES:
  Premiums earned ..........$40,433,259  $37,839,646 $80,913,385  $77,839,816
  Investment income, net ...  5,916,176    5,616,938  11,685,151   11,464,079
  Realized investment gains      36,545        4,775      50,686        5,473
  Other income .............     70,295       88,014     144,914      181,699
                            -----------  ----------- -----------  -----------
                             46,456,275   43,549,373  92,794,136   89,491,067
                            -----------  ----------- -----------  -----------
LOSSES AND EXPENSES:
  Losses and settlement
    expenses ............... 31,693,828   22,903,950  59,554,518   50,640,559
  Dividends to policyholders    969,492    1,468,675   1,846,661    2,175,092
  Amortization of deferred
    policy acquisition costs  8,067,797    7,565,686  15,640,483   15,262,592
  Other underwriting
    expenses ...............  4,242,259    4,217,902   9,895,701    8,491,355
                            -----------  ----------- -----------  -----------
                             44,973,376   36,156,213  86,937,363   76,569,598
                            -----------  ----------- -----------  -----------
   Income before income
     taxes .................  1,482,899    7,393,160   5,856,773   12,921,469
                            -----------  ----------- -----------  -----------
INCOME TAXES:

  Current ..................    147,515    2,106,481   1,275,515    3,713,376
  Deferred .................   (135,819)     166,902    (222,410)      88,213
                            -----------  ----------- -----------  -----------
                                 11,696    2,273,383   1,053,105    3,801,589
                            -----------  ----------- -----------  -----------
        Net income .........$ 1,471,203  $ 5,119,777 $ 4,803,668  $ 9,119,880
                            ===========  =========== ===========  ===========

Earnings per share .........       $.13         $.48        $.44         $.86
                            ===========  =========== ===========  ===========

Dividend per share .........       $.14         $.13        $.28         $.26
                            ===========  =========== ===========  ===========

Average number of shares
  outstanding .............. 10,905,112   10,650,777  10,871,760   10,622,645
                            ===========  =========== ===========  ===========


See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       Six months ended
                                                           June 30,
                                                  --------------------------
                                                      1996          1995
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income .................................... $  4,803,668  $  9,119,880

                                                  ------------  ------------

  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Losses and settlement expenses ............    7,865,680       956,867
      Unearned premiums .........................     (907,415)      860,806
      Other policyholders' funds ................       78,656       714,811
      Deferred policy acquisition costs .........     (277,826)     (577,529)
      Indebtedness of related party .............      (81,724)   (3,333,376)
      Accrued investment income .................      162,110       (61,934)
      Accrued income taxes:
        Current .................................   (2,264,000)     (178,000)
        Deferred ................................     (222,411)       88,213
      Provision for amortization ................      (21,946)      (15,091)
      Realized investment gains .................      (50,686)       (5,473)
      Postretirement benefits ...................      228,517       155,353
      Reinsurance receivables ...................   (4,737,849)      917,737
      Prepaid reinsurance premiums ..............       62,275      (156,527)
      Amortization of deferred income ...........     (144,914)     (181,699)

      Other, net ................................      239,977      (871,493)
                                                  ------------  ------------
                                                       (71,556)   (1,687,335)
                                                  ------------  ------------
        Net cash provided by
            operating activities ................    4,732,112     7,432,545
                                                  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of fixed maturity securities
    held-to-maturity ............................  (11,959,263)  (22,904,536)
  Maturities of fixed maturity securities
    held-to-maturity ............................   12,596,869    11,269,764
  Purchases of fixed maturity securities
    available-for-sale ..........................  (12,427,911)  (14,869,869)
  Maturities of fixed maturity securities
    available-for-sale ..........................   11,263,023    32,479,887
  Purchases of equity securities
    available-for-sale ..........................            -   (13,550,000)
  Net (purchases) sales of short-term investments   (2,865,403)    1,471,091
                                                  ------------  ------------

    Net cash used in investing activities .......   (3,392,685)   (6,103,663)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................    1,822,038     1,837,397
  Dividends paid to stockholders ................   (3,044,267)   (2,761,423)
  Net decrease (increase) of treasury stock .....      100,421      (358,885)
                                                  ------------  ------------

      Net cash used in financing activities .....   (1,121,808)   (1,282,911)
                                                  ------------  ------------

NET INCREASE IN CASH ............................      217,619        45,971
Cash at beginning of year .......................    1,198,436     1,258,221
                                                  ------------  ------------

Cash at end of quarter .......................... $  1,416,055  $  1,304,192
                                                  ============  ============

Income taxes paid ............................... $  3,541,000  $  4,012,400
Interest paid ...................................            -       167,881

                      EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                  Notes to Interim Consolidated Financial Statements
                                     (Unaudited)

                                    June 30, 1996


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

Note 3
- ------

Effective January 1, 1996, the Company adopted Statement of financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The adoption of this statement will have no effect on the income of the Company.

Effective January 1, 1996, the Company adopted the disclosure requirement of SFAS 123, "Accounting for Stock-Based Compensation". Adoption of this statement will have no effect on the income of the Company.


Note 4
- ------

Effective June 30, 1996, the use of treasury stock was eliminated. Amounts associated with treasury stock were reclassed to the Common Stock account. All future transactions will also be made to the Common Stock account. The overall equity position of the Company was not affected by this change.

Note 5
- ------

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- -------    Condition and Results of Operations, Continued
                                (Unaudited)

CONSOLIDATED RESULTS OF OPERATIONS

Operating results for the six months and three months ended June 30, 1996 and 1995 are as follows:
                                       Six months ended    Three months ended
                                           June 30,             June 30,
                                      ------------------   ------------------
($ in thousands)                        1996      1995       1996      1995
                                      --------  --------   --------  --------
Premiums earned ..................... $ 80,913  $ 77,840   $ 40,433  $ 37,840
Losses and settlement expenses ......   59,554    50,641     31,693    22,904
Other underwriting expenses .........   27,383    25,929     13,280    13,252
                                      --------  --------   --------  --------
Underwriting (loss) gain ............   (6,024)    1,270     (4,540)    1,684
Net investment income ...............   11,685    11,464      5,916     5,617
Realized investment gains ...........       51         5         37         4
Other income ........................      145       182         70        88
                                      --------  --------   --------  --------
Operating income before income taxes  $  5,857  $ 12,921   $  1,483  $  7,393
                                      ========  ========   ========  ========
Losses and settlement expenses:
  Insured events of the current year  $ 69,590  $ 60,608   $ 36,301  $ 31,080
  Decrease in provision for
    insured events of prior years ...  (10,036)   (9,967)    (4,608)   (8,176)
                                      --------  --------   --------  --------
      Total losses and
        settlement expenses ......... $ 59,554  $ 50,641   $ 31,693  $ 22,904
                                      ========  ========   ========  ========
Catastrophe and storm losses ........ $  4,771  $  2,923   $  3,625  $  2,506
                                      ========  ========   ========  ========

     Operating income before income taxes decreased 54.7 percent for the six months and 79.9 percent for the three months ended June 30, 1996 from the same periods in 1995. These decreases are due to a decline in the operating results of the property and casualty insurance subsidiaries. Operating results of the reinsurance subsidiary remained steady for the first six months of 1996 and increased for the second quarter of 1996, while results for the nonstandard risk automobile insurance subsidiary improved for both periods.

     Premiums earned increased 3.9 percent for the six months and 6.9 percent for the three months ended June 30, 1996 from the same periods in 1995. Production increases in the property and casualty insurance and reinsurance subsidiaries were partially offset by a production decrease in the nonstandard risk automobile insurance subsidiary.

     Losses and settlement expenses increased 17.6 percent for the six months and 38.4 percent for the three months ended June 30, 1996 from the same periods in 1995. Losses and settlement expenses related to the current accident year increased in both periods as a result of increased catastrophe and storm losses and an unusually large number of commercial property losses. Development on prior year losses improved slightly for the first six months of 1996, but declined significantly for the second quarter of 1996. During 1996, the Company revised its method of allocating the property and casualty insurance subsidiaries' Incurred But Not Reported (IBNR) loss reserves between current and prior accident years. Management believes that the new method of allocating IBNR reserves provides a more accurate measurement of loss development on a quarterly basis. Prior year amounts have been restated using the new allocation method for comparative purposes.

     Other underwriting expenses increased 5.6 percent for the six months and
0.2 percent for the three months ended June 30, 1996 from the same periods in 1995. The increases in 1996 reflect higher commission rates on the growing book of property business written by the property and casualty insurance subsidiaries and the recognition of additional contingent commissions by the reinsurance subsidiary related to favorable loss experience during 1995.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- -------    Condition and Results of Operations, Continued
                                (Unaudited)

     Net investment income increased 1.9 percent for the six months and 5.3 percent for the three months ended June 30, 1996 from the same periods in 1995. These increases reflect an increase in the average invested asset balance partially offset by a slight decrease in the average rate of return on investments.

     Realized investment gains increased for the six months and three months ended June 30, 1996 from the same periods in 1995. These increases are primarily due to calls and prepayments on fixed maturity securities.

     The other income amount represents the amortization of deferred income related to reserve discounting on the commutation of one of the reinsurance subsidiary's reinsurance contracts under the quota share agreement in 1993.

SEGMENT RESULTS

Property and Casualty Insurance

Operating results for the six months and three months ended June 30, 1996 and 1995 are as follows:
                                       Six months ended    Three months ended
                                           June 30,             June 30,
                                      ------------------   ------------------
($ in thousands)                        1996      1995       1996      1995
                                      --------  --------   --------  --------
Premiums earned ..................... $ 58,985  $ 57,149   $ 29,462  $ 28,722
Losses and settlement expenses ......   44,108    35,702     23,642    16,055
Other underwriting expenses .........   20,635    19,473     10,393    10,271
                                      --------  --------   --------  --------
Underwriting (loss) gain ............   (5,758)    1,974     (4,573)    2,396
Net investment income ...............    7,725     7,620      3,892     3,681
Realized investment gains ...........       28         3         19         3
                                      --------  --------   --------  --------
Operating income (loss)
  before income taxes ............... $  1,995  $  9,597   $   (662) $  6,080
                                      ========  ========   ========  ========
Losses and settlement expenses:
  Insured events of the current year  $ 51,991  $ 44,237   $ 26,806  $ 21,327
  Decrease in provision for
    insured events of prior years ...   (7,883)   (8,535)    (3,164)   (5,272)
                                      --------  --------   --------  --------
      Total losses and
        settlement expenses ......... $ 44,108  $ 35,702   $ 23,642  $ 16,055
                                      ========  ========   ========  ========
Catastrophe and storm losses ........ $  3,030  $  2,677   $  2,509  $  2,359
                                      ========  ========   ========  ========

     Premiums earned increased moderately for the six months and three months ended June 30, 1996 from the same periods in 1995. The market for property and casualty insurance continues to be very competitive, making it increasingly difficult to write new business and retain renewal business. The property and casualty insurance subsidiaries continue to emphasize property insurance through marketing programs targeted at commercial insureds. Production in workers' compensation insurance has been hampered by state imposed rate decreases and a decline in mandatory assigned risk business. The decrease in the mandatory assigned risk business is looked at favorably as losses associated with this type of business are generally higher than losses associated with direct business. Production for the remainder of 1996 is not expected to increase significantly as the market conditions that have limited production over the last several years are not expected to change.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- -------    Condition and Results of Operations, Continued
                                (Unaudited)

     Underwriting results deteriorated significantly for the six months and three months ended June 30, 1996. Losses and settlement expenses related to the current accident year increased in both periods as a result of increased catastrophe and storm losses and an unusually large number of commercial property losses. In addition, losses and settlement expenses associated with the new business were higher than those experienced with the renewal business. The benefit realized from the downward development of prior year losses declined for both the six months and the three months ended June 30, 1996 from the same periods of 1995. As previously noted, the property and casualty insurance subsidiaries have historically experienced favorable development in their reserves and current reserving practices have not been relaxed; however, the level of favorable development experienced in 1995 is not expected to continue. Other underwriting expenses increased primarily as a result of higher commission rates on the growing book of property business.

Reinsurance

Operating results for the six months and three months ended June 30, 1996 and 1995 are as follows:
                                       Six months ended    Three months ended
                                           June 30,             June 30,
                                      ------------------   ------------------
($ in thousands)                        1996      1995       1996      1995
                                      --------  --------   --------  --------
Premiums earned ..................... $ 17,308  $ 15,571   $  8,629  $  6,596
Losses and settlement expenses ......   11,738    10,182      6,029     4,187
Other underwriting expenses .........    5,425     5,106      2,149     2,230
                                      --------  --------   --------  --------
Underwriting gain ...................      145       283        451       179
Net investment income ...............    3,150     2,985      1,613     1,505
Realized investment gains ...........       17         2         12         1
Other income ........................      145       182         70        88
                                      --------  --------   --------  --------
Operating income before income taxes  $  3,457  $  3,452   $  2,146  $  1,773
                                      ========  ========   ========  ========
Losses and settlement expenses:
  Insured events of the current year  $ 13,372  $ 11,851   $  7,495  $  7,296
  Decrease in provision for
    insured events of prior years ...   (1,634)   (1,669)    (1,466)   (3,109)
                                      --------  --------   --------  --------
      Total losses and
        settlement expenses ......... $ 11,738  $ 10,182   $  6,029  $  4,187
                                      ========  ========   ========  ========
Catastrophe losses .................. $  1,741  $    246   $  1,116  $    147
                                      ========  ========   ========  ========

     Premiums earned increased for the six months and three months ended June 30, 1996 from the same periods in 1995. The increase in both periods is primarily due to a slight change in the mix of business from pro rata reinsurance to excess of loss reinsurance. Excess of loss reinsurance earns premiums more rapidly than pro rata reinsurance since excess of loss reinsurance is typically written on a losses occurring basis while pro rata reinsurance is typically written on a policies attaching basis. Under the losses occurring basis, reinsurance is both written and earned in the same time period. Under a policies attaching basis, reinsurance is writen on a policy year basis and premiums are earned in each calendar year in proportion to the time period that each policy was in effect. Premiums earned for the second quarter of 1995 were impacted by the cancellation of several large pro rata accounts at the end of 1994.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- -------    Condition and Results of Operations, Continued
                                (Unaudited)

     Underwriting results deteriorated slightly for the six months ended June 30, 1996 while improving for the three months ended June 30, 1996 compared to the same periods in 1995. Current year accident losses increased reflecting an increase in premiums earned as well as an increase in catastrophe losses. For the six months ended June 30, 1996 the decrease in the provision for insured events of prior years has been steady, while fluctuating by quarter with a much smaller decrease for the three months ended June 30, 1996. Other underwriting expenses have increased for the six months ended June 30, 1996 primarily due to the recognition of additional contingent commissions related to the favorable loss experience in 1995.

Nonstandard Risk Automobile Insurance

Operating results for the six months and three months ended June 30, 1996 and 1995 are as follows:
                                       Six months ended    Three months ended
                                           June 30,             June 30,
                                      ------------------   ------------------
($ in thousands)                        1996      1995       1996      1995
                                      --------  --------   --------  --------
Premiums earned ..................... $  4,620  $  5,120   $  2,342  $  2,522
Losses and settlement expenses ......    3,708     4,757      2,022     2,662
Other underwriting expenses .........    1,329     1,411        679       711
                                      --------  --------   --------  --------
Underwriting loss ...................     (417)   (1,048)      (359)     (851)
Net investment income ...............      559       618        282       310
Realized investment gains ...........        6         -          6         -
                                      --------  --------   --------  --------
Operating income (loss)
  before income taxes ............... $    148  $   (430)  $    (71) $   (541)
                                      ========  ========   ========  ========
Losses and settlement expenses:
  Insured events of the current year  $  4,227  $  4,520   $  2,000  $  2,457
  (Decrease) increase in provision
    for insured events of prior years     (519)      237         22       205
                                      --------  --------   --------  --------
      Total losses and
        settlement expenses ......... $  3,708  $  4,757   $  2,022  $  2,662
                                      ========  ========   ========  ========

     Premiums earned decreased for the six months and three months ended June 30, 1996 from the same periods in 1995. The company continues to experience intense competition for nonstandard auto business from both the standard and the nonstandard markets. The company is addressing this decline in production by appointing new agents and improving marketing and business relationships with its agency force.

     The company experienced improved underwriting results for the six months and three months ended June 30, 1996 compared to the same periods in 1995. The improvement for the six months ended June 30, 1996 is primarily due to favorable development on prior year losses. The improvement for the second quarter of 1996 reflects improvement in both the current and prior accident years.

Excess and Surplus Lines Insurance Management

     Operating income before income taxes decreased to $233,000 and $75,000 for the six months and three months ended June 30, 1996 from $331,000 and $109,000 for the same periods in 1995. These decreases reflect a decline in production as well as a decrease in investment income caused by a smaller invested asset balance.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
- -------    Condition and Results of Operations, Continued
                                (Unaudited)

Parent Company

     Operating income before income taxes increased to $24,000 for the six months ended June 30, 1996 from an operating loss of $29,000 for the same period in 1995. For the three months ended June 30, 1996, operating loss before income taxes was $5,000 compared to an operating loss of $29,000 for the same period in 1995. This improvement is primarily due to an increase in investment income caused by a larger invested asset balance.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a portion of the investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio is invested in securities with maturities that approximate the anticipated liabilities of the insurance issued. Net unrealized holding gains on fixed maturity securities available-for-sale totaled $1,235,000 at June 30, 1996 and $3,472,000 at December 31, 1995. Since the Company does not actively trade in the bond market, such fluctuations in the market value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant.

     During the first six months of 1995, the Company invested $13,550,000 of short-term funds and maturing U.S. Treasury Bills into mutual funds invested in equity securities. The overall liquidity position of the Company was not affected by these investments. Net unrealized holding gains on equity securities totaled $1,794,000 at June 30, 1996 and $818,000 at December 31, 1995.

     The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends and investment purchases.

     As of June 30, 1996, the Company had no material commitments for capital expenditures.

     The use of treasury stock was eliminated effective June 30, 1996. All future transactions will be made directly to the Common Stock account. The overall equity position of the Company was not affected by this change.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION
- --------  -----------------

Item 4.  Submissions of Matters to a Vote of Security Holders
- -------  ----------------------------------------------------

    (a)  Annual Meeting of Stockholders
         EMC Insurance Group Inc.
         May 22, 1996

    (b)  The following seven persons were elected to serve as directors of the

         Company for the ensuing year:

         George C. Carpenter III         Elwin H. Creese
         David J. Fisher                 Bruce G. Kelley
         George W. Kochheiser            Raymond A. Michel
         Fredrick A. Schiek

    (c)  Items voted upon and number of votes cast:

         1.  Election of directors
                                                                  Broker
                                         Votes           Votes      Non
                  Nominee               Cast for       Withheld    Votes
             -----------------------   ----------      --------   ------
             George C. Carpenter III   10,243,541        5,594    92,778
             Elwin H. Creese           10,244,487        4,648    92,778
             David J. Fisher           10,242,454        6,681    92,778
             Bruce G. Kelley           10,244,461        4,674    92,778
             George W. Kochheiser      10,243,937        5,198    92,778
             Raymond A. Michel         10,244,287        4,848    92,778
             Fredrick A. Schiek        10,244,337        4,798    92,778

         2. Proposal to ratify the appointment of KPMG Peat Marwick as the independent auditors of the Company:

               For 10,240,796    Against 5,459     Abstain 2,880
                  -----------           ------            ------
               Broker Non-Votes 92,778        Withheld 0
                               -------                -----
             The total number of qualified shares voted by proxy is:10,187,500

    (d)  None.

Item 6.  Exhibits and Reports on Form 8-K
- -------  --------------------------------

    (a)  None.

    (b) No Form 8-K was filed by the registrant during the quarter ended June 30, 1996.

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

Date:  August 13, 1996