Form 10-Q
period 1996-09-30
EMC INSURANCE GROUP INC
filed 1996-11-08
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 1996

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

                  Class                      Outstanding at
October 31, 1996
                  -----
-------------------------------

     Common stock, $1.00 par value
11,022,082

----------

Total pages   ??
            ------

PART I.  FINANCIAL INFORMATION
-------  ---------------------
Item 1.  Financial Statements
-------  ---------------------


                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                   September 30,
December 31,
                                                       1996
  1995
                                                   ------------
------------
                                                    (Unaudited)
ASSETS

Investments:
  Fixed maturities:

    Securities held-to-maturity, at amortized cost
      (market value $199,485,168 and $203,312,748) $194,893,314
$191,440,816
    Securities available-for-sale, at market value

      (amortized cost $139,299,616 and
      $137,099,939) ..............................  141,522,920
142,360,569
  Equity securities available-for-sale, at market
    value (cost $21,236,281 and $14,771,422) .....   23,177,933
16,010,763
  Short-term investments, at cost ................   15,140,554
17,271,798
                                                   ------------
------------
           Total investments .....................  374,734,721
367,083,946

Cash .............................................    2,093,291
 1,198,436
Accrued investment income ........................    5,747,201
 5,749,619
Accounts receivable ..............................      705,748
   726,181
Deferred policy acquisition costs ................    9,730,398
 8,714,769
Deferred income taxes ............................   12,192,301
11,921,182
Intangible assets, including goodwill, at cost

  less accumulated amortization of $1,910,041

  and $1,809,156 .................................    1,647,779
 1,748,664
Reinsurance receivables ..........................   17,230,112
12,916,943
Prepaid reinsurance premiums .....................    2,034,864
 1,805,881
Other assets .....................................      878,930
 1,015,352
                                                   ------------
------------
           Total assets .......................... $426,995,345
$412,880,973
                                                   ============
============

See accompanying Notes to Interim Consolidated Financial
Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                   September 30,
December 31,
                                                       1996
  1995
                                                   ------------
------------
                                                    (Unaudited)
LIABILITIES

Losses and settlement expenses ................... $210,944,758
$205,422,109
Unearned premiums ................................   52,249,787
48,767,147
Other policyholders' funds .......................    2,908,604
 3,593,328
Indebtedness to related party ....................    1,158,826
   428,463
Income taxes payable .............................      927,669
 2,538,669
Postretirement benefits ..........................    4,826,137
 4,489,812
Deferred income ..................................      728,644
   940,009
Other liabilities ................................   10,912,727
 9,812,678
                                                   ------------
------------
    Total liabilities ............................  284,657,152
275,992,215
                                                   ------------
------------
STOCKHOLDERS' EQUITY

Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,022,082
  shares in 1996 and 10,821,978 shares in 1995 ...   11,022,082
10,821,978
Additional paid-in capital .......................   62,076,148
59,787,926
Unrealized holding gains on fixed maturity
  securities available-for-sale, net of tax ......    1,467,380
 3,472,016
Unrealized holding gains on equity securities
  available-for-sale, net of tax .................    1,281,492
   817,965
Retained earnings ................................   66,491,091
62,089,294
Treasury stock, at cost (0 shares in 1996 and

 7,585 shares in 1995, see note 4) ...............            -
  (100,421)
                                                   ------------
------------
    Total stockholders' equity ...................  142,338,193
136,888,758
                                                   ------------
------------
    Total liabilities and stockholders' equity ... $426,995,345
$412,880,973
                                                   ============
============

See accompanying Notes to Interim Consolidated Financial
Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Consolidated Statements of Income
                                    (Unaudited)

                               Three months ended       Nine
months ended
                                  September 30,
September 30,
                            ------------------------
--------------------------
                                1996         1995        1996
    1995
                            -----------  ----------- ------------
------------
REVENUES:
  Premiums earned ..........$41,359,581  $41,242,521 $122,272,966
$119,082,337
  Investment income, net ...  5,706,348    5,730,206   17,391,499
  17,194,285
  Realized investment gains   1,170,356      302,398    1,221,042
     307,871
  Other income .............     66,451       83,075      211,365
     264,774
                            -----------  ----------- ------------
------------
                             48,302,736   47,358,200  141,096,872
 136,849,267
                            -----------  ----------- ------------
------------
LOSSES AND EXPENSES:
  Losses and settlement
    expenses ............... 29,564,771   30,522,622   89,119,289
  81,163,181
  Dividends to policyholders    304,581      478,888    2,151,242
   2,653,980
  Amortization of deferred
    policy acquisition costs  8,108,121    7,992,608   23,748,604
  23,255,200
  Other underwriting
    expenses ...............  4,737,357    4,657,984   14,633,058
  13,149,339
                            -----------  ----------- ------------
------------
                             42,714,830   43,652,102  129,652,193
 120,221,700
                            -----------  ----------- ------------
------------
   Income before income
     taxes .................  5,587,906    3,706,098   11,444,679
  16,627,567
                            -----------  ----------- ------------
------------
INCOME TAXES:

  Current ..................    664,500      408,209    1,940,015
   4,121,585
  Deferred .................    745,196      307,596      522,786
     395,809
                            -----------  ----------- ------------
------------
                              1,409,696      715,805    2,462,801
   4,517,394
                            -----------  ----------- ------------
------------
        Net income .........$ 4,178,210  $ 2,990,293  $ 8,981,878
$ 12,110,173
                            ===========  =========== ============
============

Earnings per share .........       $.38         $.28         $.82
       $1.14
                            ===========  =========== ============
============

Dividend per share .........       $.14         $.13         $.42
        $.39
                            ===========  =========== ============
============

Average number of shares
  outstanding .............. 10,973,096   10,724,282   10,905,539
  10,656,524
                            ===========  =========== ============
============


See accompanying Notes to Interim Consolidated Financial
Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       Nine
months ended

September 30,

--------------------------
                                                      1996
 1995
                                                  ------------
------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income .................................... $  8,981,878  $
12,110,173
                                                  ------------
------------
  Adjustments to reconcile net income to net cash

    provided by (used in) operating activities:
      Losses and settlement expenses ............    5,522,649
4,532,494
      Unearned premiums .........................    3,482,640
5,280,721
      Other policyholders' funds ................     (684,724)
  (29,799)
      Deferred policy acquisition costs .........   (1,015,629)
(1,303,015)
      Indebtedness of related party .............      730,363
(5,896,429)
      Accrued investment income .................        2,418
   77,900
      Accrued income taxes:

        Current .................................   (1,611,000)
(1,395,000)
        Deferred ................................      522,785
  395,809
      Provision for amortization ................      (35,632)
   (1,132)
      Realized investment gains .................   (1,221,042)
 (307,871)
      Postretirement benefits ...................      336,325
  283,777
      Reinsurance receivables ...................   (4,313,169)
1,399,844
      Prepaid reinsurance premiums ..............     (228,983)
 (304,808)
      Amortization of deferred income ...........     (211,365)
 (264,774)
      Other, net ................................    1,256,904
  211,103
                                                  ------------
------------
                                                     2,532,540
2,678,820
                                                  ------------
------------
        Net cash provided by

            operating activities ................   11,514,418
14,788,993
                                                  ------------
------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of fixed maturity securities
    held-to-maturity ............................  (30,412,887)
(28,901,718)
  Maturities of fixed maturity securities
    held-to-maturity ............................   27,081,840
14,989,238
  Purchases of fixed maturity securities
    available-for-sale ..........................  (17,417,025)
(24,366,619)
  Maturities of fixed maturity securities
    available-for-sale ..........................   15,352,023
40,609,206
  Purchases of equity securities
    available-for-sale ..........................   (5,363,425)
(13,635,446)
  Net sales (purchases) of short-term investments    2,131,245
(1,292,951)
                                                  ------------
------------
    Net cash used in investing activities .......   (8,628,229)
(12,598,290)
                                                  ------------
------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................    2,488,326
2,716,166
  Dividends paid to stockholders ................   (4,580,081)
(4,155,231)
  Net decrease (increase) of treasury stock .....      100,421
 (529,476)
                                                  ------------
------------
      Net cash used in financing activities .....   (1,991,334)
(1,968,541)
                                                  ------------
------------
NET INCREASE IN CASH ............................      894,855
  222,162
Cash at beginning of year .......................    1,198,436
1,258,221
                                                  ------------
------------
Cash at end of quarter .......................... $  2,093,291  $
1,480,383
                                                  ============
============
Income taxes paid ............................... $  3,552,500  $
5,637,609
Interest paid ...................................            -
  170,553

See accompanying Notes to Interim Consolidated Financial
Statements.

                      EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                  Notes to Interim Consolidated Financial
Statements
                                     (Unaudited)

                                  September 30, 1996


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


Note 4
------

Effective June 30, 1996, the use of treasury stock was eliminated. Amounts associated with treasury stock were reclassed to the Common Stock account. All future transactions will also be made to the Common Stock account. The overall equity position of the Company was not affected by this change.

Note 5
------

In reviewing these financial statements, reference should be made to the 1995
Form 10K-405 or the 1995 Annual Report to Shareholders for more detailed footnote information.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations
                                (Unaudited)

OVERVIEW

     EMC Insurance Group Inc. (the "Company"), an approximately 67 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance, reinsurance, nonstandard risk automobile insurance and an excess and surplus lines insurance agency. Property and casualty insurance is the most significant segment, representing 73.3 percent of consolidated premium income.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued
                                (Unaudited)

CONSOLIDATED RESULTS OF OPERATIONS

Operating results for the nine months and three months ended
September 30, 1996
and 1995 are as follows:
                                       Nine months ended   Three
months ended
                                         September 30,
September 30,
                                      ------------------
------------------
($ in thousands)                        1996      1995       1996
    1995
                                      --------  --------
--------  --------
Premiums earned ..................... $122,273  $119,082   $
41,360  $ 41,242
Losses and settlement expenses ......   89,119    81,163
29,565    30,522
Other underwriting expenses .........   40,533    39,058
13,150    13,129
                                      --------  --------
--------  --------
Underwriting loss ...................   (7,379)   (1,139)
(1,355)   (2,409)
Net investment income ...............   17,392    17,194
5,707     5,730
Realized investment gains ...........    1,221       308
1,170       303
Other income ........................      211       265
66        83
                                      --------  --------
--------  --------
Operating income before income taxes  $ 11,445  $ 16,628   $
5,588  $  3,707
                                      ========  ========
========  ========
Losses and settlement expenses:
  Insured events of the current year  $100,356  $ 94,477   $
30,766  $ 33,869
  Decrease in provision for
    insured events of prior years ...  (11,237)  (13,314)
(1,201)   (3,347)
                                      --------  --------
--------  --------
      Total losses and
        settlement expenses ......... $ 89,119  $ 81,163   $
29,565  $ 30,522
                                      ========  ========
========  ========
Catastrophe and storm losses ........ $  7,434  $  5,307   $
2,663  $  2,199
                                      ========  ========
========  ========

     Operating income before income taxes increased 50.7 percent for the three months ended September 30, 1996, but the results for the nine month ended
September 30, 1996 continued to trail the results for the same period in 1995 by 31.2 percent. Results for the three months ended September 30, 1996 benefited from improved operations in all segments. Results for the nine months ended September 30, 1996 have been negatively impacted by a decline in the operating results of the property and casualty insurance subsidiaries.

     Premiums earned increased 2.7 percent for the nine months and 0.3 percent for the three months ended September 30, 1996 from the same periods in 1995.
Production increases in the property and casualty insurance subsidiaries were partially offset by a production decrease in the nonstandard risk automobile insurance subsidiary.

     Losses and settlement expenses increased 9.8 percent for the nine months and decreased 3.1 percent for the three months ended September 30, 1996 from the same periods in 1995.  For the nine months ended September
30, 1996 losses
and settlement expenses related to the current accident year increased as a result of catastrophe and storm losses and an unusually large number of commercial property losses in the second quarter of 1996. For the three months ended September 30, 1996 losses and settlement expenses related to the current accident year decreased due to improved loss experience in all segments. The benefit realized from the downward development of prior accident year loss estimates declined for both the nine months and three months ended September
30, 1996. During 1996, the Company revised its method of allocating the property and casualty insurance subsidiaries' Incurred But Not Reported (IBNR) loss reserves between current and prior accident years. Management believes that the new method of allocating IBNR reserves provides a more accurate measurement of loss development on a quarterly basis. Prior year amounts have been restated using the new allocation method for comparative purposes.
Catastrophe and storm losses for the nine and three months ended
September 30,
1996 include $908,000 related to Hurricane Fran which hit the Carolinas in
September, 1996. Both the property and casualty insurance subsidiaries and the reinsurance subsidiary sustained losses from this hurricane.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued
                                (Unaudited)

     Other underwriting expenses increased 3.8 percent for the nine months and
0.2 percent for the three months ended September 30, 1996 from the same periods in 1995. The increase in 1996 is primarily due to higher commission rates on the growing book of property business written by the property and casualty insurance subsidiaries.

     Net investment income increased 1.2 percent for the nine months and decreased 0.2 percent for the three months ended September 30, 1996 from the same periods in 1995. During 1996, the Company has experienced an increase in the average invested asset balance and a slight decrease in the average rate of return on investments.

     Realized investment gains increased for the nine months and three months ended September 30, 1996 from the same periods in 1995. These increases are primarily due to gains from mutual funds invested in equity securities. The
Company began investing in equity based mutual funds in 1995 and, therefore, expects to have a higher level of realized investment gains than historically experienced.

     The other income amount represents the amortization of deferred income related to reserve discounting on the commutation of one of the reinsurance subsidiary's reinsurance contracts under the quota share agreement in 1993.

SEGMENT RESULTS

Property and Casualty Insurance

Operating results for the nine months and three months ended
September 30, 1996
and 1995 are as follows:
                                       Nine months ended   Three
months ended
                                         September 30,
September 30,
                                      ------------------
------------------
($ in thousands)                        1996      1995       1996
    1995
                                      --------  --------
--------  --------
Premiums earned ..................... $ 89,572  $ 87,157   $
30,587  $ 30,008
Losses and settlement expenses ......   65,660    57,321
21,552    21,619
Other underwriting expenses .........   30,566    29,116
9,931     9,643
                                      --------  --------
--------  --------
Underwriting (loss) gain ............   (6,654)      720
(896)   (1,254)
Net investment income ...............   11,437    11,419
3,712     3,799
Realized investment gains ...........    1,174       296
1,146       293
                                      --------  --------
--------  --------
Operating income before income taxes  $  5,957  $ 12,435   $
3,962  $  2,838
                                      ========  ========
========  ========
Losses and settlement expenses:
  Insured events of the current year  $ 74,000  $ 68,392   $
22,009  $ 24,155
  Decrease in provision for
    insured events of prior years ...   (8,340)  (11,071)
(457)   (2,536)
                                      --------  --------
--------  --------
      Total losses and
        settlement expenses ......... $ 65,660  $ 57,321   $
21,552  $ 21,619
                                      ========  ========
========  ========
Catastrophe and storm losses ........ $  4,341  $  4,672   $
1,311  $  1,810
                                      ========  ========
========  ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued
                                (Unaudited)

     Premiums earned increased moderately for the nine months and three months ended September 30, 1996 from the same periods in 1995. The market for property and casualty insurance continues to be very competitive, making it increasingly difficult to write new business and retain renewal business. The property and casualty insurance subsidiaries continue to emphasize property insurance through marketing programs targeted at commercial insureds.
Production in workers' compensation insurance has been hampered by rate decreases including large decreases in the states of Iowa, Illinois, Kansas and
Nebraska. There has also been a decline in mandatory assigned risk business, which is looked at favorably as losses associated with this type of business are generally higher than losses associated with controlled business. For
1996, most of the property and casualty insurance subsidiaries' growth has come from outside of the Midwest. This is due to the intense competition in the
Midwest for properly priced business and the workers' compensation rate decreases mentioned above. Rate adequacy continues to be pressured in this competitive environment. The property and casualty insurance subsidiaries remain committed to selective underwriting procedures and are only writing business in those areas where there is expected to be a potential for profit.
Production for the remainder of 1996 is not expected to increase significantly as the market conditions that have limited production over the last several years are not expected to change.

     Underwriting results improved for the three months ended
September 30,
1996, but continued to lag behind 1995 results for the nine months ended
September 30, 1996 as a result of an unusually large number of commercial property losses in the second quarter of 1996. In addition to large losses, losses and settlement expenses associated with new business were higher than those experienced with renewal business. The benefit realized from the downward development of prior accident year loss estimates declined for both the nine months and the three months ended September 30, 1996 from the same periods of 1995. As previously noted, the property and casualty insurance subsidiaries have historically experienced favorable development in their reserves and current reserving practices have not been relaxed; however, the level of favorable development experienced in 1995 was not expected to continue. Other underwriting expenses increased primarily as a result of higher commission rates on the growing book of property business.


Reinsurance

Operating results for the nine months and three months ended
September 30, 1996
and 1995 are as follows:
                                       Nine months ended   Three
months ended
                                         September 30,
September 30,
                                      ------------------
------------------
($ in thousands)                        1996      1995       1996
    1995
                                      --------  --------
--------  --------
Premiums earned ..................... $ 25,782  $ 24,335   $
8,474  $  8,764
Losses and settlement expenses ......   17,765    16,511
6,027     6,329
Other underwriting expenses .........    8,009     7,860
2,584     2,754
                                      --------  --------
--------  --------
Underwriting gain (loss) ............        8       (36)
(137)     (319)
Net investment income ...............    4,762     4,507
1,612     1,522
Realized investment gains ...........       36        12
19        10
Other income ........................      211       265
66        83
                                      --------  --------
--------  --------
Operating income before income taxes  $  5,017  $  4,748   $
1,560  $  1,296
                                      ========  ========
========  ========
Losses and settlement expenses:
  Insured events of the current year  $ 20,437  $ 19,048   $
7,065  $  7,197
  Decrease in provision for
    insured events of prior years ...   (2,672)   (2,537)
(1,038)     (868)
                                      --------  --------
--------  --------
      Total losses and
        settlement expenses ......... $ 17,765  $ 16,511   $
6,027  $  6,329
                                      ========  ========
========  ========
Catastrophe losses .................. $  3,093  $    635   $
1,352  $    389
                                      ========  ========
========  ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued
                                (Unaudited)

     Premiums earned for the three months ended September 30, 1996 decreased slightly, but the amount for the nine months ended September 30, 1996 remained ahead of premium levels for the same period in 1995. During 1996, the company has experienced a slight change in the mix of business from pro rata reinsurance to excess of loss reinsurance. Excess of loss reinsurance generally earns premiums more rapidly than pro rata reinsurance since excess of loss reinsurance is typically written on a losses occurring basis while pro rata reinsurance is typically written on a policies attaching basis. Under the losses occurring basis, reinsurance is both written and earned in the same time period. Under a policies attaching basis, reinsurance is written on a policy year basis and premiums are earned in each calendar year in proportion to the time period that each policy was in effect. The reinsurance market continues to have excess capacity, which has caused increased rate competition. For the remainder of 1996 premiums are expected to remain relatively flat and significant increases for 1997 are not expected.

     Underwriting results improved slightly for the nine months and three months ended September 30, 1996 compared to the same periods in 1995. For the nine months ended September 30, 1996, current accident year losses increased as a result of severe weather. Catastrophe losses for the three and nine months ended September 30, 1996 include $446,000 in reported losses related to
Hurricane Fran. For the nine months ended September 30, 1996 the decrease in the provision for insured events of prior years has been steady, while fluctuating by quarter with a greater decrease for the three months ended
September 30, 1996. Other underwriting expenses have increased for the nine months ended September 30, 1996 primarily due to the recognition of additional contingent commissions related to the favorable loss experience in 1995.

Nonstandard Risk Automobile Insurance

Operating results for the nine months and three months ended
September 30, 1996
and 1995 are as follows:
                                       Nine months ended   Three
months ended
                                         September 30,
September 30,
                                      ------------------
------------------
($ in thousands)                        1996      1995       1996
    1995
                                      --------  --------
--------  --------
Premiums earned ..................... $  6,919  $  7,590   $
2,299  $  2,470
Losses and settlement expenses ......    5,694     7,331
1,986     2,574
Other underwriting expenses .........    1,973     2,100
644       689
                                      --------  --------
--------  --------
Underwriting loss ...................     (748)   (1,841)
(331)     (793)
Net investment income ...............      820       897
261       279
Realized investment gains ...........       11         -
5         -
                                      --------  --------
--------  --------
Operating income (loss)
  before income taxes ............... $     83  $   (944)  $
(65) $   (514)
                                      ========  ========
========  ========
Losses and settlement expenses:
  Insured events of the current year  $  5,919  $  7,037   $
1,692  $  2,517
  (Decrease) increase in provision
    for insured events of prior years     (225)      294
294        57
                                      --------  --------
--------  --------
      Total losses and
        settlement expenses ......... $  5,694  $  7,331   $
1,986  $  2,574
                                      ========  ========
========  ========

     Premiums earned decreased for the nine months and three months ended
September 30, 1996 from the same periods in 1995. The company continues to experience intense competition for nonstandard auto business from both the standard and the nonstandard markets. The company is addressing this decline in production by appointing new agents and improving marketing and business relationships with its agency force. During the third quarter of 1996 the company began writing business in the state of Missouri. Premium volume in the state of Missouri is expected to grow gradually, but will help to offset production decreases experienced in existing markets.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued
                                (Unaudited)

     The company experienced improved underwriting results for the nine months and three months ended September 30, 1996 compared to the same periods in 1995.
Current accident year losses decreased in 1996 as a result of the decline in premium volume as well as improved loss experience. Results for the third quarter of 1995 were negatively impacted by the occurrence of several severe accidents.

Excess and Surplus Lines Insurance Management

     Operating income before income taxes decreased to $351,000 for the nine months ended September 30, 1996 from $383,000 in the same period last year.
For the third quarter of 1996, operating income before income taxes increased to $118,000 from $52,000 for the same period in 1995. While results have fluctuated by quarter, the company has experienced a decline in production due to a reunderwriting process that was begun in the third quarter of 1996.
Additionally, investment income has decreased due to a smaller invested asset balance.

Parent Company

     Operating income before income taxes increased to $37,000 for the nine months ended September 30, 1996 from $6,000 for the same period in 1995. For the three months ended September 30, 1996, operating income before income taxes decreased to $13,000 compared to $35,000 for the same period in 1995. For the year the company has experienced an increase in investment income caused by a larger invested asset balance.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a portion of the investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio is invested in securities with maturities that approximate the anticipated liabilities of the insurance issued. Net unrealized holding gains on fixed maturity securities available-for-sale totaled $1,467,000 at September 30, 1996 and $3,472,000 at December 31, 1995. Since the Company does not actively trade in the bond market and forced liquidations of investments are not anticipated, fluctuations in the market value of these investments are not expected to have a material impact on the operations of the Company. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant.

     During the first six months of 1995, the Company invested
$13,550,000 of
short-term funds and maturing U.S. Treasury Bills into mutual funds invested in equity securities. During the third quarter of 1996 the Company increased its equity investments by investing $5,802,000 into preferred stocks. The overall liquidity position of the Company was not affected by these investments. Net unrealized holding gains on equity securities totaled $1,281,000 at September
30, 1996 and $818,000 at December 31, 1995.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued
                                (Unaudited)

     As of September 30, 1996, the Company had no material commitments for capital expenditures.

     The use of treasury stock was eliminated effective June 30, 1996. All future transactions will be made directly to the Common Stock account. This change in accounting method had no impact on the equity position of the
Company.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     The 1995 Private Securities Litigation Reform Act provides issuers the opportunity to make cautionary statements regarding forward-looking statements.
Accordingly, any forward-looking statement contained herein or in any other oral or written statement by the Company or any of its officers, directors or employees is qualified by the fact that actual results of the Company may differ materially from such statement due to the following important factors, among other risks and uncertainties inherent in the Company's business:
catastrophic events, state insurance regulations, rate competition, adverse changes in interest rates, and unforeseen losses with respect to loss and settlement expense reserves for unreported and reported claims, including asbestos and environmental claims.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION
--------  -----------------

Item 4.  Submissions of Matters to a Vote of Security Holders
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
             The total number of qualified shares voted by proxy is: 10,187,500

    (d)  None.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

    (a)  None.

    (b) No Form 8-K was filed by the registrant during the quarter ended
         September 30, 1996.

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

Date:  November 8, 1996