Form 10-K405
period 1996-12-31
EMC INSURANCE GROUP INC
filed 1997-03-20
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
 (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]

             For the Fiscal Year Ended December 31, 1996

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
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1997 was $44,393,702.

     The number of shares outstanding of the registrant's common stock, $1.00 par value, on March 1, 1997, was 11,092,380.

                     DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the registrant's annual report to stockholders for the year ended December 31, 1996 are incorporated by reference under Parts II and IV.

     2. Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission on or before April 30, 1997, are incorporated by reference under Part III.

     This document contains 97 sequentially numbered pages.

     Index to Exhibits is on page number 45.

                                    PART I
                                    ------
ITEM 1.   BUSINESS.
-------   --------

GENERAL
-------

     EMC Insurance Group Inc. is an insurance holding company incorporated in Iowa in 1974. EMC Insurance Group Inc. is approximately 67 percent owned by Employers Mutual Casualty Company (Employers Mutual), a multiple-line property and casualty insurance company organized as an Iowa mutual insurance company in 1911 that is licensed in all 50 states and the District of Columbia. EMC Insurance Group Inc. and its subsidiaries are referred to herein as the "Company". Employers Mutual and all of its subsidiaries (including the Company), which collectively have assets totaling $1,451,019,234 and written premiums of $594,018,148, are referred to as the "EMC Insurance Companies."

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

     The nonstandard risk automobile insurance subsidiary was purchased in 1984. The company was formed in Iowa in 1962 to write nonstandard risk automobile insurance and is licensed in 6 states.

     The excess and surplus lines insurance agency was acquired in 1985. The company was formed in Iowa in 1975 as a broker for excess and surplus lines insurance.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
---------------------------------------------

     For information concerning the Company's revenues, operating income and identifiable assets attributable to each of its industry segments over the past three years, see note 8 of Notes to Consolidated Financial Statements under
Item 8 of this Form 10-K.

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

     The purpose of the pooling agreement is to spread the risk of an exposure insured by any of the pool participants among all the companies. The pooling agreement produces a more uniform and stable underwriting result from year to year for all companies in the pool than might be experienced individually. In addition, each company benefits from the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own assets, and from the wide range of policy forms, lines of insurance written, rate filings and commission plans offered by each of the companies. A single set of reinsurance treaties is maintained for the protection of all six companies in the pool.

     On December 9, 1996, Employers Mutual announced its intention to affiliate with Hamilton Mutual Insurance Company of Cincinnati, Ohio (Hamilton Mutual). This affiliation is subject to approval by Hamilton Mutual's policyholders and the Ohio Insurance Department. Hamilton Mutual will participate in the pooling agreement effective January 1, 1997. The addition of Hamilton Mutual will have no impact on the Company's aggregate participation in the pooling agreement; however, the size of the pool is expected to increase by approximately 7 percent.

PRINCIPAL PRODUCTS

     The Company's property and casualty insurance subsidiaries and the other parties to the pooling agreement underwrite both commercial and personal lines of insurance. The following table sets forth the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 1996. The pooling agreement is continuous but may be amended or terminated at the end of any calendar year as to any one or more parties.

                                   Percent          Percent          Percent
                                     of               of               of
Line of Business            1996    total    1995    total    1994    total
----------------          --------  -----  --------  -----  --------  -----
                                        (Dollars in thousands)
Commercial Lines:
  Automobile ............ $107,786   18.9% $ 99,165   17.8% $ 91,674   17.0%
  Property ..............   92,963   16.3    89,130   16.0    81,358   15.1
  Workers' compensation    118,479   20.7   131,415   23.5   133,621   24.7
  Liability .............  105,889   18.5   105,571   18.9   100,844   18.7
  Other .................   13,998    2.5    13,975    2.5    13,405    2.5
                          --------  -----  --------  -----  --------  -----
   Total commercial lines  439,115   76.9   439,256   78.7   420,902   78.0
                          --------  -----  --------  -----  --------  -----
Personal Lines:
  Automobile ............   83,428   14.6    79,121   14.2    80,694   14.9
  Property ..............   46,459    8.2    39,840    7.1    38,107    7.1
  Liability .............    1,946    0.3         -      -         -      -
  Other .................       53      -        54      -        56      -
                          --------  -----  --------  -----  --------  -----
   Total personal lines    131,886   23.1   119,015   21.3   118,857   22.0
                          --------  -----  --------  -----  --------  -----
       Total ............ $571,001  100.0% $558,271  100.0% $539,759  100.0%
                          ========  =====  ========  =====  ========  =====
MARKETING

     Marketing of insurance by the parties to the pooling agreement is conducted through 17 offices located throughout the United States and approximately 2,350 independent agencies. These offices maintain close contact with the local market conditions and are able to react rapidly to change. Each office employs underwriting, claims, marketing and risk improvement representatives, as well as field auditors and branch administrative technicians. The offices are supported by Employers Mutual technicians and specialists. Systems are in place to monitor the underwriting results of each office and to maintain guidelines and policies consistent with the underwriting and marketing environment in each region.

     The following table sets forth the geographic distribution of the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 1996.

                                          1996        1995        1994
                                          ----        ----        ----
    Alabama ............................   3.7%        3.1%        2.7%
    Arizona ............................   4.2         3.9         3.8
    Colorado ...........................   3.2         3.3         3.3
    Illinois ...........................   6.5         6.5         6.7
    Iowa ...............................  20.3        21.7        23.0
    Kansas .............................   9.0         8.8         8.2
    Michigan ...........................   3.2         3.6         3.8
    Minnesota ..........................   4.0         4.7         5.3
    Nebraska ...........................   7.7         8.1         8.0
    North Carolina .....................   4.1         4.0         3.8
    Rhode Island .......................   3.2         3.2         3.3
    Texas ..............................   3.9         2.9         2.7
    Wisconsin ..........................   4.8         5.5         5.7
    Other * ............................  22.2        20.7        19.7
                                         -----       -----       -----
                                         100.0%      100.0%      100.0%
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

BEST'S RATING

     A.M. Best rates insurance companies based on their relative financial strength and ability to meet their contractual obligations. The A (Excellent) rating assigned to the Company's property and casualty insurance subsidiaries and the other pool members is based on the pool members' 1995 operating results and financial condition as of December 31, 1995. Best's reevaluates its ratings from time to time (normally on an annual basis) and there can be no assurance that the Company's property and casualty insurance subsidiaries and the other pool members will maintain their current rating in the future. Management believes that a Best's rating of "A (Excellent)" or better is important to the Company's business since many insureds require that companies with which they insure be so rated. Best's publications indicate that these ratings are assigned to companies which Best's believes have achieved excellent overall performance and have a strong ability to meet their obligations over a long period of time. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not necessarily directed toward the protection of investors.

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

     A summary of the reinsurance treaties benefitting the parties to the pooling agreement is presented below. Retention amounts reflect the accumulated retentions of all layers within a coverage.

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

     Although reinsurance does not discharge the original insurer from its primary liability to its policyholders, it is the practice of insurers for accounting purposes to treat reinsured risks as risks of the reinsurer since the primary insurer would only reassume liability in those situations where the reinsurer is unable to meet the obligations it assumed under the reinsurance agreements. The ability to collect reinsurance is subject to the solvency of the reinsurers.

     The major participants in the pool members' reinsurance programs are presented below. The percentages represent the reinsurers' share of the total reinsurance protection under all coverages. Each type of coverage is purchased in layers, and an individual reinsurer may participate in more than one coverage and at various layers within these coverages. The property per risk, property catastrophe and casualty reinsurance programs are handled by a reinsurance intermediary (broker). The reinsurance of those programs is syndicated to approximately 60 domestic and foreign reinsurers.

                                                         Percent
                                                        of Total      1996
Property per risk, property catastrophe                Reinsurance   Best's
and casualty coverages:                                 Protection   Rating
---------------------------------------                -----------   ------
Underwriters at Lloyd's of London ....................     20.3%       (1)
AXA Reinsurance Company ..............................      5.5         A
Hannover Ruckversicherung AG .........................      5.2        (2)
Zurich Reinsurance Centre ............................      5.2         A
Hartford Fire Insurance Company ......................      4.6         A+
St. Paul Fire and Marine .............................      3.6         A+
NAC Reinsurance Corporation ..........................      3.6         A
Mid-Ocean Reinsurance Company Ltd. ...................      3.1        (2)

Umbrella coverage:
------------------
General Reinsurance Corporation ......................    100.0         A++

Fidelity and surety coverages:
------------------------------
Allstate Insurance Company ...........................     42.0         A
Kemper Reinsurance Company ...........................     20.0         A-
Signet Star Reinsurance Company ......................     20.0         A
Winterthur Reinsurance Corporation of America ........     18.0         A

Boiler coverage:
----------------
Hartford Steam Boiler Inspection and Insurance Company    100.0         A+

(1) Not rated; however, the individual members of Lloyd's of London are required to pledge their entire net worth toward the satisfaction of their liabilities. In addition, standing behind the means of individual members is Lloyd's Central Fund. This fund is considered by Lloyd's to be a safety net, whereby Lloyd's membership as a whole can be compelled to make up deficiencies caused by individual names defaulting. The Department of Trade and Industry (DTI) stated that Lloyd's of London satisfied its 1995 statutory solvency requirements.

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

     * Lloyd's syndicates must keep on deposit in the U.S. an amount equal to 100% of their gross surplus liabilities. In addition, Lloyd's as a body must maintain a minimum of $100 million in a trust fund. Moreover, the Names that appear on the list must file financial statements, copies of auditor's reports, the name of their U.S. attorneys or other representative, and details of U.S. trust accounts with the NAIC. The intermediaries have received verification from their U.K. correspondent brokers that they will use only those syndicates appearing on the NAIC quarterly list.

       The New York Insurance Department is essentially requiring the following terms for these new trust funds: 1)they are to be segregated on an individual Name basis, 2)they must be sufficient to support the gross liabilities (before reinsurance) assumed by Names, and 3) they must also be segregated according to each individual insured/reinsured entity.

       For purposes of determining the liabilities for which assets are to be deposited in the new U.S. Reinsurance Trust Fund, the New York Insurance Department has agreed that the syndicates should use the existing DTI approved methodology.

    With respect to profitability, Chatset (a publication that is considered a guide to syndicate run-offs) is predicting profits in British Pounds of
    1.18 billion ($2 billion) for the 1994 year of account, 985 billion for 1995 and 716 million for 1996.

(2) Not rated.

     Premiums ceded by all pool members and by the Company's property and casualty insurance subsidiaries for the year ended December 31, 1996 are presented below. Each type of reinsurance coverage is purchased in layers, and an individual reinsurer may participate in more than one coverage and at various layers within the coverages. Since each layer of each coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer's overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives.

                                                          Premiums ceded by
                                                       ------------------------
                                                                     Property
                                                                   and casualty
                                                        All pool    insurance
Reinsurer                                                members   subsidiaries
---------                                              ----------- ------------
SCOR Reinsurance Company.............................. $ 3,455,971 $    760,314
General Reinsurance Corporation ......................   3,104,121      682,907
Kemper Reinsurance Company............................   2,123,007      467,061
Hartford Steam Boiler Inspection & Insurance Company..   1,522,248      334,895
Winterthur Reinsurance Company of America.............   1,006,951      221,529
Hartford Fire Insurance Company.......................     891,730      196,181
Signet Star Reinsurance Company.......................     705,772      155,270
AXE Reinsurance Company...............................     647,848      142,526
PMA Reinsurance Corporation...........................     491,030      108,027
NAC Reinsurance Corporation ..........................     448,477       98,665
Other Reinsurers .....................................   6,373,392    1,402,145
                                                       ----------- ------------
  Total .............................................. $20,770,547 $  4,569,520
                                                       =========== ============


     The parties to the pooling agreement also cede reinsurance on both a voluntary and a mandatory basis to state and national organizations in connection with various workers' compensation and assigned risk programs and to private organizations established to handle large risks. Premiums ceded by all pool members and by the Company's property and casualty insurance subsidiaries for the year ended December 31, 1996 are presented below.

                                                          Premiums ceded by
                                                       ------------------------
                                                                     Property
                                                                   and casualty
                                                        All pool    insurance
Reinsurer                                                members   subsidiaries
---------                                              ----------- ------------
Wisconsin Compensation Rating Bureau ................. $ 5,351,407 $  1,177,309
National Workers' Compensation Reinsurance Pool ......   4,269,905      939,379
Improved Risk Mutual .................................   3,030,217      666,648
North Carolina Reinsurance Facility ..................   1,378,103      303,183
Michigan Catastrophe Claims Association ..............     695,139      152,930
Other Reinsurers .....................................     551,867      121,412
                                                       ----------- ------------
                                                       $15,276,638 $  3,360,861
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

RELATIONSHIP BETWEEN NET PREMIUMS WRITTEN AND SURPLUS

     The volume of insurance which a property and casualty insurance company writes under industry standards is a multiple of its surplus calculated in accordance with statutory accounting practices. Generally, a ratio of 3 to 1 or less is considered satisfactory. The ratios of the pool members for the past three years are as follows:
                                               Year ended December 31,
                                            ------------------------------
                                            1996         1995         1994
                                            ----         ----         ----
      Employers Mutual ..................    .95         1.07         1.28
      EMCASCO ...........................   1.67         1.91         2.18
      Illinois EMCASCO ..................   1.73         1.95         2.18
      Dakota Fire .......................   1.61         1.80         1.98
      American Liberty ..................   1.05         1.15         1.26
      Union .............................    .68          .73          .77


OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The property and casualty insurance subsidiaries' reserve information is included in the property and casualty loss reserve development for 1996. See "Property and Casualty Insurance Subsidiaries, Reinsurance Subsidiary and Nonstandard Risk Automobile Insurance Subsidiary - Outstanding Losses and Settlement Expenses."


REINSURANCE
-----------

     The reinsurance subsidiary is a property and casualty treaty reinsurer with a concentration in property lines. The reinsurance subsidiary began its operations in 1981 with a five percent quota share assumption of Employers Mutual's assumed reinsurance business. The quota share percentage has been gradually increased over the years and since 1988 the reinsurance subsidiary has assumed a 95 percent quota share of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts. The reinsurance subsidiary receives 95 percent of all premiums and assumes 95 percent of all related losses and settlement expenses of this business, subject to a maximum loss of $1,000,000 per event. The reinsurance subsidiary does not reinsure any of Employers Mutual's direct insurance business, nor any "involuntary" facility or pool business that Employers Mutual assumes pursuant to state law. In addition, the reinsurance subsidiary is not liable for credit risk in connection with the insolvency of any reinsurers of Employers Mutual.
Effective January 1, 1997, the reinsurance subsidiary's quota share participation was increased from 95 percent to 100 percent and the cap on losses assumed per event was increased from $1,000,000 to $1,500,000.

PRINCIPAL PRODUCTS

     The reinsurance subsidiary assumes both pro rata and excess of loss reinsurance. The following table sets forth the assumed written premiums of the reinsurance subsidiary for the three years ended December 31, 1996.

                                     Percent          Percent          Percent
                                       of               of               of
Line of Business              1996    total    1995    total    1994    total
----------------             -------  -----   -------  -----   -------  -----
                                              (Dollars in thousands)
Pro rata reinsurance:
    Property ............... $16,459   45.7%  $19,417   53.3%  $21,952   55.0%
    Crop ...................   3,704   10.3     3,085    8.5     5,120   12.8
    Casualty ...............   2,796    7.7     2,879    7.9     2,728    6.8
    Marine/aviation ........   2,762    7.7     4,168   11.4     4,563   11.5
    Other ..................     228    0.6       398    1.1       360    0.9
                             -------  -----   -------  -----   -------  -----
  Total pro rata reinsurance  25,949   72.0    29,947   82.2    34,723   87.9
                             -------  -----   -------  -----   -------  -----
Excess per risk reinsurance:
    Property ...............   2,258    6.3     1,760    4.8     2,118    5.3
    Casualty ...............   1,182    3.3       840    2.3      (107)  (0.3)
    Marine/aviation ........       9      -        21    0.1        16    0.1
    Other ..................     628    1.7       341    0.9       268    0.7
                             -------  -----   -------  -----   -------  -----
  Total excess per
     risk reinsurance ......   4,077   11.3     2,962    8.1     2,295    5.8
                             -------  -----   -------  -----   -------  -----
Excess catastrophe/
  aggregate reinsurance:
    Property ...............   5,671   15.7     3,178    8.7     2,567    6.4
    Crop ...................     242    0.7       292    0.8       278    0.7
    Marine/aviation ........      29    0.1        52    0.2        36    0.1
    Other ..................      84    0.2         2      -         -      -
                             -------  -----   -------  -----  --------  -----
  Total excess catastrophe/
     aggregate reinsurance     6,026   16.7     3,524    9.7     2,881    7.2
                             -------  -----   -------  -----   -------  -----
  Total excess reinsurance    10,103   28.0     6,486   17.8     5,176   13.0
                             -------  -----   -------  -----   -------  -----
                             $36,052  100.0%  $36,433  100.0%  $39,899  100.0%
                             =======  =====   =======  =====   =======  =====


MARKETING

     During 1996 and 1995, more emphasis was placed upon writing excess of loss business and on increasing participation on existing contracts that had favorable terms. This movement towards excess of loss business was prompted by the continued deterioration of pro rata rates and greater control over the pricing of excess of loss business. The reinsurance subsidiary strives to be flexible and aggressive with opportunities that arise, while remaining committed to profitability over premium volume.

COMPETITION

     The reinsurance marketplace is very competitive. Employers Mutual competes in the global reinsurance market with numerous reinsurers, many of which have greater financial resources. In this competitive environment, reinsurance brokers have tended to favor large, financially strong reinsurers who are able to provide "mega" line capacity for all lines of business. The reinsurance subsidiary is addressing this by accepting larger lines on desirable programs and strengthening its relationships with reinsurance intermediaries.

REINSURANCE CEDED

     The reinsurance subsidiary had an aggregate excess of loss reinsurance treaty with Employers Mutual which provided protection from a large accumulation of retentions resulting from multiple catastrophes in any one calendar year. The coverage provided was $2,000,000, excess of $3,000,000 ($2,500,000 in 1994) aggregate losses retained, excess of $200,000 per event. Maximum recovery was limited to $2,000,000 ($4,000,000 in 1994) per accident year. The reinsurance subsidiary did not have any recoveries under this treaty during the last three years. Premiums paid to Employers Mutual amounted to $500,000, $499,950 and $557,842 in 1996, 1995 and 1994, respectively. This reinsurance treaty was canceled effective January 1, 1997.

     For information concerning amounts due the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums and the effect of reinsurance on premiums written and earned and losses and settlement expenses incurred, see "Property and Casualty Insurance Subsidiaries, Reinsurance Subsidiary and Nonstandard Risk Automobile Insurance Subsidiary - Reinsurance Ceded."

BEST'S RATING

     The most recent Best's Property Casualty Key Rating Guide gives the reinsurance subsidiary a B++ (Very Good) policyholders' rating. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not necessarily directed toward the protection of investors.

OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The reinsurance subsidiary's reserve information is included in the property and casualty loss reserve development for 1996. See "Property and Casualty Insurance Subsidiaries, Reinsurance Subsidiary and Nonstandard Risk Automobile Insurance Subsidiary - Outstanding Losses and Settlement Expenses."

NONSTANDARD RISK AUTOMOBILE INSURANCE
-------------------------------------

     The Company's nonstandard risk automobile insurance subsidiary specializes in insuring private passenger automobile risks that are found to be unacceptable in the standard automobile insurance market.

MARKETING

      The nonstandard risk automobile insurance subsidiary is licensed in a six state area that includes Iowa, Kansas, Missouri, Nebraska, North Dakota and South Dakota. Personal lines automobile policies are solicited through the American Agency System using approximately 1,100 independent agencies and are written for two, three or six month terms. Limits of liability are offered equal to the state financial responsibility laws. Physical damage coverages are written at normal insurance deductibles. The nonstandard risk automobile insurance subsidiary has experienced a decline in premium volume over the last several years. This decline is being addressed by appointing new agents and improving marketing and business relationships with the existing agency force. During 1996, rating disks were supplied to all agents, enhancing service levels for the company.

     The following table sets forth the geographic distribution of the direct written premiums of the nonstandard risk automobile insurance subsidiary for the three years ended December 31, 1996.

                                          1996        1995        1994
                                         -----       -----       -----
    Iowa ...............................  37.2%       39.9%       42.3%
    Nebraska ...........................  22.4        25.0        26.6
    South Dakota .......................  21.9        20.3        17.2
    Kansas .............................  13.9        11.0        10.8
    North Dakota .......................   4.6         3.8         3.1
    Missouri ...........................     -           -           -
                                         -----       -----       -----
                                         100.0%      100.0%      100.0%
                                         =====       =====       =====

COMPETITION

     The nonstandard risk marketplace is very competitive. Policies are written for relatively short periods of time and insureds continually search for the best rates available. During the last several years, the larger standard insurance companies have been developing rate tiers that are geared toward retaining nonstandard risk customers, rather than passing them into the nonstandard market. In addition, more companies have been willing to write nonstandard coverage. This additional availability in both the standard market and the nonstandard market has resulted in increased competition within the nonstandard market.

REINSURANCE CEDED

     The nonstandard risk automobile insurance subsidiary has a reinsurance treaty on an excess of loss basis with Employers Mutual, which provides reinsurance for 100 percent of each loss in excess of $100,000, up to $1,000,000. Recoveries under this treaty totaled $0, $0 and $71,567 in 1996, 1995 and 1994, respectively. Premiums paid to Employers Mutual amounted to $37,942 in 1996, $45,232 in 1995 and $49,659 in 1994.

    For information concerning amounts due the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums and the effect of reinsurance on premiums written and earned and losses and settlement expenses incurred, see "Property and Casualty Insurance Subsidiaries, Reinsurance Subsidiary and Nonstandard Risk Automobile Insurance Subsidiary - Reinsurance Ceded."

BEST'S RATING

     The most recent Best's Property Casualty Key Rating Guide gives the nonstandard risk automobile insurance subsidiary an A- (Excellent) policyholders' rating. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not necessarily directed toward the protection of investors.

OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The nonstandard risk automobile insurance subsidiary's reserve information is included in the property and casualty loss reserve development for 1996. See "Property and Casualty Insurance Subsidiaries, Reinsurance Subsidiary and Nonstandard Risk Automobile Insurance Subsidiary - Outstanding Losses and Settlement Expenses."

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

STATUTORY COMBINED RATIOS

     The following table sets forth the Company's insurance subsidiaries' statutory combined ratios and the property and casualty insurance industry averages for the five years ended December 31, 1996. The combined ratios below are the sum of the following: the loss ratio, calculated by dividing losses and settlement expenses incurred by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written and policyholder dividends by net premiums earned.

     Generally, if the combined ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.

                                             Year ended December 31,
                                      --------------------------------------
                                       1996    1995    1994    1993    1992
                                      ------  ------  ------  ------  ------
Property and casualty insurance
      Loss ratio ....................  69.1%   65.0%   67.2%   72.6%   76.1%
      Expense ratio .................  34.9    33.1    31.1    30.9    30.1
                                      ------  ------  ------  ------  ------
        Combined ratio .............. 104.0%   98.1%   98.3%  103.5%  106.2%
                                      ======  ======  ======  ======  ======
Reinsurance
      Loss ratio ....................  68.7%   66.3%   82.0%   77.7%  109.1%
      Expense ratio .................  31.5    31.3    30.4    33.1    34.8
                                      ------  ------  ------  ------  ------
        Combined ratio .............. 100.2%   98.6%  112.4%  110.8%  143.9%
                                      ======  ======  ======  ======  ======
Nonstandard risk automobile insurance
      Loss ratio ....................  88.7%   94.5%   71.5%   94.3%   92.3%
      Expense ratio .................  26.8    26.1    24.4    23.7    23.7
                                      ------  ------  ------  ------  ------
        Combined ratio .............. 115.5%  120.6%   95.9%  118.0%  116.0%
                                      ======  ======  ======  ======  ======
Total insurance operations
      Loss ratio ....................  70.0%   67.1%   70.9%   75.6%   83.4%
      Expense ratio .................  33.6    32.5    30.4    30.7    30.5
                                      ------  ------  ------  ------  ------
        Combined ratio .............. 103.6%   99.6%  101.3%  106.3%  113.9%
                                      ======  ======  ======  ======  ======
Property and casualty insurance
  industry averages (1)
      Loss ratio ....................  79.6%   78.9%   81.1%   79.5%   88.1%
      Expense ratio .................  26.4    26.1    27.3    27.4    27.6
                                      ------  ------  ------  ------  ------
        Combined ratio .............. 106.0%  105.0%  108.4%  106.9%  115.7%
                                      ======  ======  ======  ======  ======

(1) As reported by A.M. Best Company. The ratio for 1996 is an estimate; the actual combined ratio is not currently available.

REINSURANCE CEDED

  The following table presents amounts due to the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums as of December 31, 1996:

                                                                    1996
                                           Amount      Percent     Best's
                                        recoverable    of total    rating
                                        -----------    --------    ------
Wisconsin Compensation Rating Bureau .. $ 6,342,412        39.0%      (1)
National Workers' Compensation
  Reinsurance Pool ....................   1,983,095        12.2       (1)
American Re-Insurance Company .........   1,698,618        10.4        A+
General Reinsurance Company............     675,375         4.2        A++
SCOR Reinsurance Company...............     552,444         3.4        A
Improved Risk Mutual (IRM) ............     513,309         3.2       (2)
North Carolina Reinsurance Facility....     443,072         2.7       (3)
Minnesota Workers' Compensation
  Reinsurance Association ............      423,656         2.6       (4)
Kemper Reinsurance Company ............     421,380         2.6        A-
Mutual Reinsurance Bureau (MRB)........     317,014         2.0       (5)
Other Reinsurers ......................   2,882,383        17.7
                                        -----------    --------
      Total ........................... $16,252,758(6)    100.0%
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

(2) The amount recoverable reflects the property and casualty insurance subsidiaries' pool participation percentage of amounts ceded to this underwriting association by the pool members. IRM was formed to underwrite property insurance for large commercial risks and is composed of Employers Mutual and 13 other nonaffiliated property and casualty insurance companies. Each of the 14 insurance companies cede insurance to IRM and assume back a percentage of this business. Participation ranges from 2.0 percent to a maximum of 10.0 percent (Employers Mutual has a 10.0 percent share of this business). Each member company benefits from the increased capacity, as well as risk improvement and other services provided by IRM. IRM is backed by the financial strength of the 15 member companies. All of the members of IRM were assigned a B+ (very good) or better rating by the most recent Best's Property Casualty Key Ratings Guide.

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

(4) The amount recoverable reflects the property and casualty insurance subsidiaries' pool participation percentage of amounts ceded to this association by the pool members under a reinsurance contract that provides protection for workers' compensation losses in excess of $1,040,000 per occurrence. Credit risk associated with this amount is minimal as all companies writing direct workers' compensation business in the state of Minnesota are responsible for the liabilities of this association on a pro rata basis.

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

(6) The total amount at December 31, 1996 represented $939,017 in paid losses and settlement expenses recoverable, $13,796,769 in unpaid losses and settlement expenses recoverable and $1,516,972 in unearned premiums recoverable.

     The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred for the three years ended December 31, 1996 is presented below.
                                              Year ended December 31,
                                     ----------------------------------------
                                         1996          1995          1994
                                     ------------  ------------  ------------
Premiums written:
    Direct ........................  $156,161,030  $152,579,014  $143,444,388
    Assumed from nonaffiliates ....     1,951,071     3,282,699     5,843,091
    Assumed from affiliates .......   161,671,754   159,253,136   158,646,332
    Ceded to nonaffiliates ........    (7,930,381)   (8,365,648)   (8,890,119)
    Ceded to affiliates ...........  (147,467,508) (143,259,942) (132,100,537)
                                     ------------  ------------  ------------
      Net premiums written ........  $164,385,966  $163,489,259  $166,943,155
                                     ============  ============  ============

Premiums earned:
    Direct ........................  $154,859,778  $151,450,871  $140,012,247
    Assumed from nonaffiliates ....     2,350,321     3,548,647     5,988,228
    Assumed from affiliates .......   162,326,189   157,897,322   156,839,482
    Ceded to nonaffiliates ........    (8,219,290)   (8,680,800)   (9,601,270)
    Ceded to affiliates ...........  (146,126,332) (141,949,790) (128,409,308)
                                     ------------  ------------  ------------
      Net premiums earned .........  $165,190,666  $162,266,250  $164,829,379
                                     ============  ============  ============

Losses and settlement expenses
  incurred:
    Direct ........................  $117,368,771  $ 98,651,399  $113,680,306
    Assumed from nonaffiliates ....       948,218       608,796     2,774,689
    Assumed from affiliates .......   113,083,014   100,098,436   108,594,530
    Ceded to nonaffiliates ........    (6,817,132)   (2,036,962)   (3,077,305)
    Ceded to affiliates ...........  (109,215,656)  (89,169,391) (105,028,166)
                                     ------------  ------------  ------------
      Net losses and settlement
        expenses incurred .........  $115,367,215  $108,152,278  $116,944,054
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

     Settlement expense reserves are intended to cover the ultimate cost of investigating claims and defending lawsuits arising from claims. These reserves are established each year based on previous years experience to project the ultimate cost of settlement expenses. To the extent that adjustments are required to be made in the amount of outstanding loss reserves each year, settlement expense reserves are correspondingly revised.

     Despite the inherent uncertainties of estimating insurance company loss and settlement expense reserves, management believes that the Company's reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that the Company's reserves for losses and settlement expenses at December 31, 1996 are adequate.

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

                                             Year ended December 31,
                                     ----------------------------------------
                                         1996          1995          1994
                                     ------------  ------------  ------------
Gross reserves for losses and
  settlement expenses, beginning
  of year .......................... $205,422,109  $203,181,615  $197,121,852

Ceded reserves for losses and
  settlement expenses, beginning
  of year ..........................   12,226,680    14,146,874    17,454,679
                                     ------------  ------------  ------------
Net reserves for losses and
  settlement expenses, beginning
  of year ..........................  193,195,429   189,034,741   179,667,173
                                     ------------  ------------  ------------
Incurred losses and
  settlement expenses:
----------------------
    Provision for insured events
      of the current year ..........  131,375,234   123,876,601   123,343,829

    Decrease in provision for
      insured events of prior
      years ........................  (16,008,019)  (15,724,323)   (6,399,775)
                                     ------------  ------------  ------------
        Total incurred losses and
          settlement expenses ......  115,367,215   108,152,278   116,944,054
                                     ------------  ------------  ------------
Payments:
---------
  Losses and settlement expenses
    attributable to insured events
    of the current year ............   59,948,110    48,237,715    48,771,573

  Losses and settlement expenses
    attributable to insured events
    of prior years .................   59,908,317    55,753,875    59,491,875

  Payment related to the commutation
    of the reinsurance subsidiary's
    catastrophe and aggregate excess
    of loss reinsurance treaties ...            -             -      (686,962)
                                     ------------  ------------  ------------
       Total payments ..............  119,856,427   103,991,590   107,576,486
                                     ------------  ------------  ------------
Net reserves for losses and
  settlement expenses, end of year    188,706,217   193,195,429   189,034,741

Ceded reserves for losses and
  settlement expenses, end of year     13,796,769    12,226,680    14,146,874
                                     ------------  ------------  ------------
Gross reserves for losses and
  settlement expenses, end of year   $202,502,986  $205,422,109  $203,181,615
                                     ============  ============  ============




     The following table shows the calendar year development of loss and settlement expense reserves of the property and casualty insurance subsidiaries, the reinsurance subsidiary and the nonstandard risk automobile insurance subsidiary. Amounts presented are on a net basis with, beginning in 1992, (i) a reconciliation of the net loss and settlement expense reserves, to the gross amounts presented in the consolidated financial statements in accordance with SFAS 113 and (ii) disclosure of the gross re-estimated loss and settlement expense reserves and the related re-estimated reinsurance receivables.

     Reflected in this table is (1) the increase in the reinsurance subsidiary's quota share assumption of Employers Mutual's assumed reinsurance business from 75 percent to 95 percent in 1988, (2) the increase in the property and casualty insurance subsidiaries' collective participation in the pool from 17 percent to 22 percent in 1992, (3) the change in the pooling agreement whereby effective January 1, 1993 the voluntary reinsurance business written by Employers Mutual is no longer subject to cession to the pool members, (4) the commutation of two reinsurance contracts under the reinsurance subsidiary's quota share agreement in 1993, (5) the gross-up of reserve amounts associated with the National Workers' Compensation Reinsurance Pool at December 31, 1993 and (6) the reinsurance subsidiary's commutation of all outstanding reinsurance balances ceded to Employers Mutual under catastrophe and aggregate excess of loss reinsurance treaties related to accident years 1991 through 1993 in 1994.

     In evaluating the table, it should be noted that each cumulative redundancy (deficiency) amount includes the effects of all changes in reserves for prior periods. Conditions and trends that have affected development of the liability in the past, such as a time lag in the reporting of assumed reinsurance business, the high rate of inflation associated with medical services and supplies and the reform measures implemented by several states to control administrative costs for workers' compensation insurance, may not necessarily occur in the future. Accordingly, it may not be appropriate to project future development of reserves based on this table.

     During the last three years the Company has experienced favorable development in the provision for insured events of prior years. The majority of the favorable development has come from the property and casualty insurance subsidiaries, which have benefitted from state reform measures in workers' compensation insurance and various cost control functions implemented by Employers Mutual to minimize losses. Favorable development has also been experienced in the reinsurance subsidiary and the nonstandard risk auto insurance subsidiary, but to a lesser degree.

     The property and casualty insurance subsidiaries have historically experienced favorable development in their reserves and current reserving practices have not been relaxed; however, the level of favorable development experienced in 1996 and 1995 is not expected to continue.

                                                                          Year ended December 31,
                                  -------------------------------------------------------------------------------------------------
(Dollars in thousands)             1986     1987     1988     1989     1990     1991     1992     1993     1994     1995     1996
                                  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Statutory reserves for losses
  and settlement expenses ...... $ 90,357  109,088  121,667  127,870  131,623  139,317  180,797  182,072  191,514  196,293  191,892

Reclassification of reserve
  amounts associated with the
  National Workers' Compensation
  Reinsurance Pool .............    1,561    2,378    2,911    3,855    4,338    6,830   11,364        -        -        -        -

Statutory reserves after
  Reclassification .............   91,918  111,466  124,578  131,725  135,961  146,147  192,161  182,072  191,514  196,293  191,892

GAAP adjustments:
 Salvage and subrogation ......   (1,000)    (930)    (930)    (930)  (1,203)  (1,284)  (2,026)  (1,804)  (1,799)  (2,369)  (2,400)
   Statutory settlement expense
   portion of postretirement
   benefit obligation .........        -        -        -        -        -        -        -     (601)    (680)    (729)    (786)
Reserves for losses and
  settlement expenses ..........   90,918  110,536  123,648  130,795  134,758  144,863  190,135  179,667  189,035  193,195  188,706

Paid (cumulative) as of:
  One year later ...............   25,874   23,805   34,648   42,357   42,601   30,379   77,589   58,805   55,754   59,908        -
  Two years later ..............   36,199   44,662   57,511   65,965   58,242   78,096  108,253   87,059   86,409        -        -
  Three years later ............   52,014   61,052   72,121   76,356   95,154   94,854  125,457  104,796        -        -        -
  Four years later .............   63,902   71,550   79,092  106,432  104,324  104,372  134,910        -        -        -        -
  Five years later .............   71,859   77,230  105,513  112,100  109,932  109,607        -        -        -        -        -
  Six years later ..............   76,748  101,714  108,764  115,213  113,444        -        -        -        -        -        -
  Seven years later ............   97,533  103,948  110,740  117,796        -        -        -        -        -        -        -
  Eight years later ............   99,179  105,486  112,626        -        -        -        -        -        -        -        -
  Nine years later .............  100,481  106,999        -        -        -        -        -        -        -        -        -
  Ten years later ..............  101,764        -        -        -        -        -        -        -        -        -        -

Reserves reestimated as of:
  End of year ..................   90,918  110,536  123,648  130,795  134,758  144,863  190,135  179,667  189,035  193,195  188,706
  One year later ...............   98,127  109,099  123,628  134,453  139,385  150,335  190,594  173,267  173,311  177,187        -
  Two years later ..............   97,465  111,212  124,011  136,972  140,764  147,388  186,543  164,833  167,437        -        -
  Three years later ............  100,437  113,588  125,957  136,902  139,421  144,340  181,633  161,598        -        -        -
  Four years later .............  104,024  116,995  127,964  137,510  139,054  143,985  181,551        -        -        -        -
  Five years later .............  107,784  119,332  128,434  136,912  139,877  144,362        -        -        -        -        -
  Six years later ..............  110,961  120,147  127,908  138,740  140,621        -        -        -        -        -        -
  Seven years later ............  111,988  120,343  130,066  140,368        -        -        -        -        -        -        -
  Eight years later ............  112,433  122,568  131,681        -        -        -        -        -        -        -        -
  Nine years later .............  114,516  124,112        -        -        -        -        -        -        -        -        -
  Ten years later ..............  115,787        -        -        -        -        -        -        -        -        -        -

Cumulative redundancy
  (Deficiency) ................. $(24,869) (13,576)  (8,033)  (9,573)  (5,863)     501    8,584   18,069   21,598   16,008        -
                                  =======  =======   ======   ======   ======  =======  =======  =======  =======  =======  =======

Gross loss and settlement expense reserves - end of year  (A) ........................ $215,389  197,122  203,182  205,422  202,503

Reinsurance receivables ..............................................................   25,254   17,455   14,147   12,227   13,797
                                                                                       --------  -------  -------  -------  -------

Net loss and settlement expense reserves - end of year ............................... $190,135  179,667  189,035  193,195  188,706
                                                                                       ========  =======  =======  =======  =======

Gross re-estimated reserves - latest (B) ............................................. $203,148  175,441  179,967  190,293  202,503
Re-estimated reinsurance receivables - latest ........................................   21,597   13,843   12,530   13,106   13,797
                                                                                       --------  -------  -------  -------  -------

Net re-estimated reserves - latest ................................................... $181,551  161,598  167,437  177,187  188,706
                                                                                       ========  =======  =======  =======  =======
Gross cumulative redundancy (deficiency) (A-B) ....................................... $ 12,241   21,681   23,215   15,129        -
                                                                                       ========  =======  =======  =======  =======

ASBESTOS AND ENVIRONMENTAL CLAIMS

     The Company has exposure to asbestos and environmental related claims associated with the insurance business issued by the parties to the pooling agreement and the reinsurance business assumed from Employers Mutual by the reinsurance subsidiary. Based on current information, this exposure is not material to the financial condition or the operations of the Company.

     Estimating loss and settlement expense reserves for asbestos and environmental claims is very difficult due to the many uncertainties surrounding these types of claims. Such uncertainties include the fact that the legal definition of asbestos and environmental damage is still evolving, the assignment of responsibility varies widely by state and claims often emerge long after the policy has expired, making assignment of damages to the appropriate party and to the time period covered by a particular policy difficult. In establishing reserves for these types of claims, management monitors the relevant facts concerning each claim, the current status of the legal environment, the social and political conditions and the claim history and trends within the Company and industry.

     During 1995, the parties to the pooling agreement changed the reserving methodology used to calculate Incurred But Not Reported (IBNR) reserves for asbestos and environmental claims. Prior to this change, IBNR reserves for asbestos and environmental claims were calculated by applying a factor to the case basis reserves. IBNR reserve levels produced with this methodology tended to vary from year to year due to the relatively small amount of case basis reserves carried for these types of claims. At December 31, 1995, a portion of the IBNR reserve was allocated to these exposures to reflect estimated ultimate losses. No additional IBNR reserves were established.

     During 1995, Employers Mutual attempted to improve its disclosure of asbestos and environmental exposures related to its assumed reinsurance business, some of which is ceded to the Company's reinsurance subsidiary. Employers Mutual requested and obtained more detailed information from its ceding reinsurers than had previously been provided. Based on this information, Employers Mutual allocated a portion of the bulk IBNR reserve to asbestos and environmental exposures. No additional bulk IBNR reserves were established on the business ceded to the Company's reinsurance subsidiary.

     When reviewing the disclosures contained in the following tables for asbestos and environmental claims activity, it should be noted that the incurred losses for 1995 reflect the fact that the ending reserves are not reported on the same basis as the beginning reserves. As discussed above, the ending reserves reflect an increased allocation of IBNR reserves, and related settlement expense reserves, due to a change in reserving methodology and the receipt of additional information regarding the assumed reinsurance business.

     Based upon current facts, management believes the reserves established for asbestos and environmental related claims at December 31, 1996 are adequate. Although future changes in the legal and political environment may result in adjustments to these reserves, management believes any adjustments will not have a material impact on the financial condition or operations of the Company.

ASBESTOS CLAIMS

     The Company's asbestos claim activity primarily relates to bodily injury claims where a former insured has been named as one of multiple defendants covering exposure over many years.

     The following table presents selected data on asbestos related losses and settlement expenses incurred and reserves outstanding for the Company:

                                                   Year ended December 31,
                                              --------------------------------
                                                 1996       1995       1994
                                              ---------- ---------- ----------
Total losses incurred ....................... $  100,090 $  336,899 $  210,776
Total settlement expenses incurred ..........      5,847    (31,667)     9,750
                                              ---------- ---------- ----------
  Total losses and settlement expenses
    incurred ................................ $  105,937 $  305,232 $  270,526
                                              ========== ========== ==========

Loss reserves ............................... $  662,910 $  581,549 $  255,799
Settlement expense reserves .................     28,089     32,117     70,286
                                              ---------- ---------- ----------
  Total loss and settlement expense reserves  $  690,999 $  613,666 $  326,085
                                              ========== ========== ==========

Number of outstanding claims ................         57         71         70
                                              ========== ========== ==========

     The incurred and reserve amounts for 1996, 1995 and 1994 reflect 40, 25 and 20 claims, respectively, by individuals asserting asbestos exposure while in the employment of a single policyholder. Coverage for these claims is disputed. The incurred and reserve amounts for 1995 reflect the change in reserving methodology and the receipt of additional information on the assumed reinsurance business as previously noted.

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

     The following table presents selected data on environmental losses and settlement expenses incurred and reserves outstanding for the Company.

                                                Year ended December 31,
                                           ----------------------------------
                                              1996        1995        1994
                                           ----------  ----------  ----------
Total losses incurred .................... $   85,454  $  892,250  $  (30,130)
Total settlement expenses incurred .......    (27,761)    185,412      37,359
                                           ----------  ----------  ----------
  Total losses and settlement expenses
    incurred ............................. $   57,693  $1,077,662  $    7,229
                                           ==========  ==========  ==========

Loss reserves ............................ $1,103,466  $1,109,072  $  258,524
Settlement expense reserves ..............    308,145     345,897     165,198
                                           ----------  ----------  ----------
  Total loss and settlement expense
    reserves ............................. $1,411,611  $1,454,969  $  423,722
                                           ==========  ==========  ==========
Number of outstanding claims .............         63          58          46
                                           ==========  ==========  ==========

     Included in the above table at December 31, 1996 and 1995 are two closed landfills which involve three and six policyholders, respectively. Coverage is disputed in all 63 of the claims which were outstanding at December 31, 1996. The coverage disputes relate to claims involving the removal of underground storage tanks or the clean up of (i) underground storage tank sites, (ii) landfills based on ownership of the landfill or the generation of waste disposed of at landfills or (iii) insured property.

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


EXCESS AND SURPLUS LINES INSURANCE AGENCY
-----------------------------------------

     The excess and surplus lines insurance agency provides access to the excess and surplus lines markets through independent agents and managing general agents and represents several major excess and surplus lines companies, including Lloyd's of London. Lines of insurance handled range from relatively straightforward property and casualty insurance to the more exotic hole-in-one, kidnap and ransom, ocean marine, aircraft and professional liability lines. Income is derived from fees and commissions and not from underwriting the risk.

INVESTMENTS
-----------

     The Company's investments are presented in conformity with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities." Securities classified as held-to-maturity are purchased with the intent and ability to be held to maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the financial statements. All other securities have been classified as securities available-for-sale and are carried at fair value, with unrealized holding gains and losses reported as a separate component of stockholders' equity, net of tax.

     At December 31, 1996, approximately 90 percent of the Company's bonds were invested in government or government agency issued securities. A variety of maturities are maintained in the Company's portfolio to assure adequate liquidity. The maturity structure of bond investments is also established by the relative attractiveness of yields on short, intermediate and long-term bonds. The Company does not invest in any high-yield debt investments (commonly referred to as junk bonds).

     During 1995, the Company invested $13,550,000 of short-term funds and maturing U.S. Treasury Bills into mutual funds invested in equity securities. During 1996, the Company increased its equity holdings by investing $5,273,000 in preferred stocks. The overall liquidity position of the Company was not affected by these investments.

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

     In 1996 the National Association of Insurance Commissioners (NAIC) adopted model legislation governing insurance company investments. This model investment law is not expected to have a material impact on the operations of the Company's insurance subsidiaries.

     The investments of EMC Insurance Group Inc. and its subsidiaries are supervised by investment committees of each entity's respective board of directors. The bond portfolios for each entity are managed by an internal staff which is composed of employees of Employers Mutual. The mutual fund equity portfolios of the property and casualty insurance subsidiaries are managed by outside fund managers.

     Investment expenses are based on actual expenses incurred plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted average of total invested assets and number of investment transactions.

     The following table shows the composition of the Company's investment portfolio (at amortized cost), by type of security, as of December 31, 1996 and 1995. In the Company's consolidated financial statements, securities held-to-maturity are carried at amortized cost; securities available-for-sale are carried at fair value.

                                            Year ended December 31,
                                 --------------------------------------------
                                          1996                  1995
                                 ---------------------  ---------------------
                                   Amortized              Amortized
                                     cost      Percent      cost      Percent
                                 ------------  -------  ------------  -------
Securities held-to-maturity:
  Fixed maturity securities:
    U.S. treasury securities
      and obligations of U.S.
      government corporations
      and agencies ............. $113,288,092     30.3% $115,512,952     30.0%
    Obligations of states and
      political subdivisions ...   30,975,611      8.3    37,972,295     10.6
    Mortgage-backed securities     44,122,018     11.8    37,955,569     10.5
                                 ------------  -------  ------------  -------
      Total securities held-
        to-maturity ............  188,385,721     50.4   191,440,816     53.1
                                 ------------  -------  ------------  -------
Securities available-for-sale:
  Fixed maturity securities:
    Obligations of states and
      political subdivisions ...  114,538,500     30.6   108,241,811     30.0
    Foreign governments ........    2,573,101       .7     1,996,716       .6
    Public utilities ...........    8,970,242      2.4     9,458,349      2.6
    Corporate securities .......   20,023,965      5.3    17,233,563      4.8
    Redeemable preferred stocks       688,350       .2       169,500        -
                                 ------------  -------  ------------  -------
      Total fixed maturity
        securities .............  146,794,158     39.2   137,099,939     38.0

  Equity securities:
    Common stock mutual funds ..   15,963,269      4.3    14,771,422      4.1
    Non-redeemable preferred
      stocks ...................    5,273,012      1.4             -        -
                                 ------------  -------  ------------  -------
      Total equity securities ..   21,236,281      5.7    14,771,422      4.1
                                 ------------  -------  ------------  -------
      Total securities
        available-for-sale .....  168,030,439     44.9   151,871,361     42.1
                                 ------------  -------  ------------  -------

Short-term investments .........   17,553,606      4.7    17,271,798      4.8
                                 ------------  -------  ------------  -------
      Total investments ........ $373,969,766    100.0% $360,583,975    100.0%
                                 ============  =======  ============  =======

     Fixed maturity securities held by the Company generally have an investment quality rating of "A" or better by independent rating agencies. The following table shows the composition of the Company's fixed maturity securities, by rating, as of December 31, 1996.

                                 Securities               Securities
                               held-to-maturity        available-for-sale
                             (at amortized cost)        (at fair value)
                            ---------------------    ---------------------
                               Amount     Percent       Amount     Percent
                            ------------  -------    ------------  -------
Rating(1)
  Aaa ..................... $188,385,721    100.0%   $ 36,918,374     24.6%
  Aa ......................            -        -      62,369,633     41.6
  A .......................            -        -      49,374,158     32.9
  Baa .....................            -        -         874,604       .6
  Ba ......................            -        -         501,875       .3
                            ------------  -------    ------------  -------
    Total fixed maturities  $188,385,721    100.0%   $150,038,644    100.0%
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

     The amortized cost and estimated fair value of fixed maturity securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                Estimated
                                                Amortized         fair
                                                  cost            value
                                              ------------    ------------
Securities held-to-maturity:
  Due in one year or less ................... $ 17,979,237    $ 18,161,080
  Due after one year through five years .....   63,568,520      65,932,577
  Due after five years through ten years ....   57,245,134      59,680,950
  Due after ten years .......................    5,470,812       5,638,350
  Mortgage-backed securities ................   44,122,018      45,242,299
                                              ------------    ------------
    Totals .................................. $188,385,721    $194,655,256
                                              ============    ============

Securities available-for-sale:
  Due in one year or less ................... $  5,897,516    $  5,906,146
  Due after one year through five years .....   52,339,833      52,669,538
  Due after five years through ten years ....   48,196,941      49,721,511
  Due after ten years .......................   40,359,868      41,741,449
                                              ------------    ------------
    Totals .................................. $146,794,158    $150,038,644
                                              ============    ============

     The mortgage-backed securities shown in the above table include $26,642,980 of securities issued by government corporations and agencies and $17,479,038 of collateralized mortgage obligations (CMOs). CMOs are securities backed by mortgages on real estate which come due at various times. The Company has attempted to minimize the prepayment risks associated with mortgage-backed securities by not investing in "principal only" and "interest only" CMOs. The CMOs that the Company has invested in are designed to reduce the risk of prepayment by providing predictable principal payment schedules within a designated range of prepayments. Investment yields may vary from those anticipated due to changes in prepayment patterns of the underlying collateral.

     Investment results of the Company for the periods indicated are shown in the following table:

                                              Year ended December 31,
                                     ----------------------------------------
                                         1996          1995          1994
                                     ------------  ------------  ------------
Average invested assets (1) ........ $367,276,871  $349,036,057  $319,475,663
Investment income (2) ..............   23,907,599    23,173,794    20,929,680
Average yield ......................         6.51%         6.64%         6.55%
Realized investment gains .......... $  1,890,923  $  1,043,730  $    519,567

(1) Average of the aggregate invested amounts (amortized cost) at the beginning and end of the year.

(2) Investment income is net of investment expenses and does not include realized gains or provision for income taxes.

EMPLOYEES
---------
     EMC Insurance Group Inc. has no employees of its own, although approximately 15 employees of Employers Mutual perform administrative duties on a part-time basis. Otherwise, the Company's business activities are conducted by employees of Employers Mutual, the nonstandard risk automobile insurance subsidiary and one of the property and casualty insurance subsidiaries, which have 1,612, 12 and 67 employees, respectively. The property and casualty insurance subsidiaries share the costs associated with the pooling agreement in accordance with their pool participation percentages. See "Property and Casualty Insurance - Pooling Agreement."

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



     State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer's surplus as regards policyholders be reasonable and adequate in relation to its liabilities. Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance. "Extraordinary" dividends or distributions are subject to prior approval and are defined as dividends or distributions which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis. Both Illinois and North Dakota impose restrictions which are similar to those of Iowa on the payment of dividends and distributions. At December 31, 1996, $15,548,160 was available for distribution in 1997 to EMC Insurance Group Inc. without prior approval. See note 6 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

     Under the insurance laws of all states in which the Company's insurance subsidiaries and Employers Mutual operate, insurers can be assessed up to prescribed limits for policyholder losses occasioned by the insolvency or liquidation of other insurance companies. Under these laws, the extent of any future assessments against the Company is uncertain. Most laws do provide, however, that an assessment may be excused or deferred if it would threaten a solvent insurer's financial strength. Such assessments totaled $34,456, ($2,099)and $128,576 in 1996, 1995 and 1994, respectively.

     The NAIC utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify property/casualty insurers that are in (or are perceived as approaching) financial difficulty by establishing minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. The Company's insurance subsidiaries' ratio of total adjusted capital to risk-based capital at December 31, 1996 is well in excess of the minimum level required.

ITEM 2.  PROPERTIES.
-------  -----------
     Lease costs of the Company's two office facilities in West Des Moines, Iowa total approximately $71,000 and $31,000 annually. These leases expire March 31, 1998 and November 30, 1998, respectively.

     Lease costs of the Company's office facilities in Oak Brook, Illinois, and Bismarck, North Dakota, which total approximately $274,000 and $125,000 annually, are included as expenses under the pooling agreement. Expenses of office facilities owned and leased by Employers Mutual are borne by the parties to the pooling agreement, less the rent received from the space used and paid for by non-insurance subsidiaries and outside tenants. See "Property and Casualty Insurance - Pooling Agreement" under Item 1 of this Form 10-K.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

     None.

                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------  -------------------------------------------------
         STOCKHOLDER MATTERS.
         --------------------

     The "Market for Common Stock and Related Security Holder Matters" section from the Company's Annual Report to Stockholders for the year ended December 31, 1996, which is included as Exhibit 13(d) to this Form 10-K, is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

     The "Selected Consolidated Financial Data" section from the Company's Annual Report to Stockholders for the year ended December 31, 1996, which is included as Exhibit 13(a) to this Form 10-K, is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ----------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section from the Company's Annual Report to Stockholders for the year ended December 31, 1996, which is included as Exhibit 13(b) to this Form 10-K, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------
     The consolidated financial statements from the Company's Annual Report to Stockholders for the year ended December 31, 1996, which is included as Exhibit 13(c) to this Form 10-K, are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------  ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         ------------------------------------

     None.

                                   PART III
                                   --------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

     See the information under the caption "Election of Directors" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 20, 1997, which information is incorporated herein by reference.

     The following sets forth information regarding all executive officers of the Company.

         NAME         AGE                      POSITION

Bruce G. Kelley        42        President and Chief Executive Officer of the
                                 Company and of Employers Mutual since 1992 and Treasurer of both organizations since
                                 1996.  He was elected President of the
                                 Company and Employers Mutual in 1991.
                                 Mr. Kelley was Executive Vice President of the Company and Employers Mutual from 1989 to 1991. He has been employed by Employers
                                 Mutual since 1985.

Fred A. Schiek         62        Executive Vice President and Chief Operating
                                 Officer of the Company and of Employers
                                 Mutual since 1992.  He was Vice President of
                                 Employers Mutual from 1983 until 1992. He has been employed by Employers Mutual since
                                 1959.

John D. Isenhart       59        Senior Vice President of the Company since
                                 February 1997 and of Employers Mutual since
                                 1992.   He has been employed by Employers
                                 Mutual since 1963.

Margaret A. Ball       58        Vice President of the Company since 1995 and
                                 of Employers Mutual since 1983. She has been employed by Employers Mutual since 1971.

Raymond W. Davis       51        Vice President of the Company and Employers
                                 Mutual since 1985. He has been employed by Employers Mutual since 1979.

Ronald W. Jean         48        Vice President of the Company since February
                                 1997 and Employers Mutual since 1981. He has been employed by Employers Mutual since 1984.

Donald D. Klemme       51        Vice President and Secretary of the Company
                                 since 1996.  Vice President of Employers
                                 Mutual since 1987. He has been employed by Employers Mutual since 1972.

David O. Narigon       44        Vice President of the Company and of Employers
                                 Mutual since 1989. He has been employed by Employers Mutual since 1983.

Mark E. Reese          39        Vice President of the Company since 1996
                                 and Controller of the Company and Employers
                                 Mutual since 1995. He has been employed by Employers Mutual since 1984.


ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

     See the information under the caption "Compensation of Management" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 20, 1997, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

     See the information under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 20, 1997, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

     See the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 20, 1997, which information is incorporated herein by reference.

                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------

(a)  List of Financial Statements and Schedules.
                                                                        Page
                                                                       ------
     1.  Financial Statements

         Independent Auditor's Report ................................     13*
         Consolidated Balance Sheets, December 31, 1996 and 1995 .....  26-27*
         Consolidated Statements of Income for the Years ended
            December 31, 1996, 1995 and 1994 .........................     28*
         Consolidated Statements of Stockholders' Equity for the
            Years ended December 31, 1996, 1995 and 1994 .............     29*
         Consolidated Statements of Cash Flows for the Years ended
            December 31, 1996, 1995 and 1994 .........................  30-31*
         Notes to Consolidated Financial Statements ..................  32-54*

                                                                     Form 10-K
     2.  Schedules                                                      Page
                                                                       ------
         Independent Auditor's Report on Schedules ...................    36
         Schedule I   - Summary of Investments .......................    37
         Schedule II  - Condensed Financial Information of Registrant     38
         Schedule III - Supplementary Insurance Information ..........    41
         Schedule IV  - Reinsurance ..................................    42
         Schedule VI  - Supplemental Information Concerning
                          Property-Casualty Insurance Operations .....    43

         All other schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in notes to consolidated financial statements or are not significant in amount.

         * Refers to the respective page of EMC Insurance Group Inc.'s 1996 Annual Report to Stockholders. The Consolidated Financial Statements and Independent Auditor's Report, which are included as Exhibit 13(c), are incorporated by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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

         (j) Aggregate Catastrophe Excess of Loss Retrocession Agreement between EMC Reinsurance Company and Employers Mutual Casualty Company. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1995.)

         (k) Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan. (Incorporated by reference to Registration No. 33-49335.)

         (l) 1993 Employers Mutual Casualty Company Incentive Stock Option Plan. (Incorporated by reference to Registration No. 33-49337.)

         (m) Employers Mutual Casualty Company Non-Employee Director Stock Option Plan. (Incorporated by reference to Registration No. 33-49339.)

         (n) Employers Mutual Casualty Company Supplemental Executive Retirement Plan. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1995.)

    13.  Annual Report to Security Holders.

         (a) Selected Financial Data from the Company's 1996 Annual Report to Stockholders.

         (b) Management's Discussion and Analysis of Financial Condition and Results of Operations from the Company's 1996 Annual Report to Stockholders.

         (c) Consolidated Financial Statements from the Company's 1996 Annual Report to Stockholders.

         (d) Market for Common Stock and Related Security Holder Matters from the Company's 1996 Annual Report to Stockholders.

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

     None.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 1997.


                        EMC INSURANCE GROUP INC.

                        /s/ Mark E. Reese
                        --------------------------------------
                        Mark E. Reese
                        Vice President - Controller
                        (Principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 1997.


                        /s/ Mark E. Reese
                        --------------------------------------
                        George C. Carpenter III*
                        Director

                        /s/ Mark E. Reese
                        --------------------------------------
                        E. H. Creese*
                        Director

                        /s/ Mark E. Reese
                        --------------------------------------
                        David J. Fisher*
                        Director

                        /s/ Mark E. Reese
                        --------------------------------------
                        Bruce G. Kelley*
                        President, Treasurer and Chief Executive Officer

                        /s/ Mark E. Reese
                        --------------------------------------
                        George W. Kochheiser*
                        Chairman of the Board

                        /s/ Mark E. Reese
                        --------------------------------------
                        Raymond A. Michel*
                        Director

                        /s/ Mark E. Reese
                        --------------------------------------
                        Fredrick A. Schiek*
                        Director



* by power of attorney

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES



The Board of Directors and Stockholders
EMC Insurance Group Inc.:

     Under date of February 26, 1997, we reported on the consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in Part II, Item 8 of the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related supplementary financial statement schedules listed in Part IV, Item 14(a)2. These supplementary financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these supplementary financial statement schedules based on our audits.

     In our opinion, such supplementary financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                         /s/ KPMG Peat Marwick LLP


Des Moines, Iowa
February 26, 1997

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                     Schedule I - Summary of Investments -
                   Other Than Investments in Related Parties

                              December 31, 1996

                                                                   Amount at
                                                                  which shown
                                                       Fair         in the
       Type of investment                 Cost         value      balance sheet
       ------------------             ------------  ------------  ------------

Securities held-to-maturity:
  Fixed maturities:
    United States Government
      and government agencies
      and authorities ............... $113,288,092  $118,587,957  $113,288,092
    States, municipalities and
      political subdivisions ........   30,975,611    30,825,001    30,975,611
    Mortgage - backed securities ....   44,122,018    45,242,298    44,122,018
                                      ------------  ------------  ------------
      Total fixed maturity securities  188,385,721   194,655,256   188,385,721
                                      ------------  ------------  ------------
Securities available-for-sale:
  Fixed maturities:
    States, municipalities and
      political subdivisions ........  114,538,500   117,525,919   117,525,919
    Foreign governments .............    2,573,101     2,588,599     2,588,599
    Public utilities ................    8,970,242     8,945,583     8,945,583
    Corporate securities ............   20,023,965    20,287,932    20,287,932
    Redeemable preferred stocks .....      688,350       690,611       690,611
                                      ------------  ------------  ------------
      Total fixed maturity securities  146,794,158   150,038,644   150,038,644

  Equity securities:
    Common stock mutual funds .......   15,963,269    18,623,166    18,623,166
    Non-redeemable preferred stocks      5,273,012     5,417,215     5,417,215
                                      ------------  ------------  ------------
      Total equity securities .......   21,236,281    24,040,381    24,040,381

Short-term investments ..............   17,553,606    17,553,606    17,553,606
                                      ------------  ------------  ------------

            Total investments ....... $373,969,766  $386,287,887  $380,018,352
                                      ============  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

         Schedule II - Condensed Financial Information of Registrant

                            Condensed Balance Sheets


                                                         December 31,
                                                  --------------------------
                                                      1996          1995
                                                  ------------  ------------
ASSETS
------
Investment in common stock of
  subsidiaries (equity method) .................. $141,767,346  $130,150,418
Fixed maturity securities held-to-maturity,
  at amortized cost .............................    4,488,040     4,003,016
Short-term investments ..........................    2,323,602     2,688,128
Cash ............................................      180,917        19,536
Accrued investment income .......................       74,259        66,031
Accounts receivable .............................       30,234       106,398
Indebtedness of related party ...................       14,375             -
                                                  ------------  ------------
     Total assets ............................... $148,878,773  $137,033,527
                                                  ============  ============

LIABILITIES
-----------
Accounts payable ................................ $    112,169  $    119,558
Income taxes payable ............................       37,000        24,000
Indebtedness to related party ...................            -         1,211
Deferred tax liability ..........................          576             -
                                                  ------------  ------------
     Total liabilities ..........................      149,745       144,769
                                                  ------------  ------------

STOCKHOLDERS' EQUITY
--------------------
Common stock, $1 par value,
  authorized 20,000,000 shares;
  issued and outstanding, 11,084,461 shares
  in 1996 and 10,821,978 shares in 1995 .........   11,084,461    10,821,978
Additional paid-in capital ......................   62,762,613    59,787,926
Retained earnings ...............................   74,881,954    66,379,275
Treasury stock, at cost (0 shares in 1996 and
  7,585 shares in 1995) .........................            -      (100,421)
                                                  ------------  ------------
     Total stockholders' equity .................  148,729,028   136,888,758
                                                  ------------  ------------
     Total liabilities and stockholders' equity   $148,878,773  $137,033,527
                                                  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Condensed Statements of Income

                                              Years ended December 31,
                                        -------------------------------------
                                            1996         1995         1994
                                        -----------  -----------  -----------
Equity in undistributed earnings ...... $11,914,842  $13,123,772  $10,464,926
Dividends received from
  consolidated subsidiaries ...........   3,060,026    4,200,019    3,068,019
Investment income .....................     406,952      357,408      236,519
Loss on sale of stock .................           -            -       (5,000)
                                        -----------  -----------  -----------

                                         15,381,820   17,681,199   13,764,464

Operating expenses ....................     313,087      307,713      315,784
                                        -----------  -----------  -----------
   Income from operations before
     income taxes (benefit) ...........  15,068,733   17,373,486   13,448,680

Income taxes (benefit) ................      34,569       24,658      (57,047)
                                        -----------  -----------  -----------

              Net income...............  15,034,164   17,348,828   13,505,727
                                        ===========  ===========  ===========

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      Condensed Statements of Cash Flows


                                              Years ended December 31,
                                        -------------------------------------
                                            1996         1995         1994
                                        -----------  -----------  -----------
Net cash provided by
  operating activities ................ $ 3,178,773  $ 4,269,852  $ 2,963,071
                                        -----------  -----------  -----------
Cash flows from investing activities:
  Purchases of fixed maturity
    securities held-to-maturity .......    (485,938)  (2,002,500)  (2,002,969)
  Purchases of fixed maturity
    securities available-for-sale .....           -            -   (1,000,000)
  Maturities of fixed maturity
    securities available-for-sale .....           -    1,000,000            -
  Net sales (purchases) of short-term
     investments ......................     364,526     (515,869)   2,613,433
  Sale of equity securities
     available-for-sale ...............           -            -      500,000
                                        -----------  -----------  -----------
      Net cash (used in) provided by
       investing activities ...........    (121,412)  (1,518,369)     110,464
                                        -----------  -----------  -----------
Cash flows from financing activities:
   Issuance of common stock ...........   3,467,468    2,859,364    2,403,285
   Dividends paid to stockholders .....  (6,233,571)  (5,662,346)  (5,422,164)
   (Purchases) sales of treasury
     stock, net .......................    (129,877)       9,646      (28,681)
                                        -----------  -----------  -----------
      Net cash used in financing
       activities .....................  (2,895,980)  (2,793,336)  (3,047,560)
                                        -----------  -----------  -----------

Net increase (decrease) in cash .......     161,381      (41,853)      25,975

Cash at beginning of year .............      19,536       61,389       35,414
                                        -----------  -----------  -----------

Cash at end of year ................... $   180,917  $    19,536  $    61,389
                                        ===========  ===========  ===========

Income taxes paid ..................... $    20,993  $    31,342  $    62,433

                                                            EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                                        Schedule III - Supplementary Insurance Information

                                                        For Years Ended December 31, 1996, 1995 and 1994


                                    Deferred
                                     policy      Losses and                                   Net
                                  acquisition    settlement     Unearned       Premium     investment
            Segment                   costs       expenses      premiums       revenue       income
            -------               -----------   ------------   -----------  ------------  ------------
Year ended December 31, 1996:
  Property and casualty insurance $ 7,335,953   $142,948,679   $40,278,119  $119,282,389  $15,828,102
  Reinsurance ...................   1,482,796     51,816,998     6,739,983    36,674,831    6,436,095
  Nonstandard risk automobile
    insurance ...................     203,114      7,737,309       890,852     9,233,446    1,111,896
  Excess and surplus lines
    insurance agency ............           -              -             -             -      124,554
  Parent company ................           -              -             -             -      406,952
                                  -----------   ------------   -----------  ------------  -----------
       Consolidated ............. $ 9,021,863   $202,502,986   $47,908,954  $165,190,666  $23,907,599
                                  ===========   ============   ===========  ============  ===========
Year ended December 31, 1995:
  Property and casualty insurance $ 6,777,303   $146,575,010   $39,973,174  $116,439,266  $15,428,401
  Reinsurance ...................   1,729,903     50,748,972     7,863,197    35,825,953    6,067,678
  Nonstandard risk automobile
    insurance ...................     207,563      8,098,127       930,776    10,001,031    1,175,392
  Excess and surplus lines
    insurance agency ............           -              -             -             -      144,915
  Parent company ................           -              -             -             -      357,408
                                  -----------   ------------   -----------  ------------  -----------
       Consolidated ............. $ 8,714,769   $205,422,109   $48,767,147  $162,266,250  $23,173,794
                                  ===========   ============   ===========  ============  ===========

Year ended December 31, 1994:
  Property and casualty insurance $ 6,448,141   $148,541,352   $38,804,128  $115,411,835  $14,080,206
  Reinsurance ...................   1,706,245     46,925,895     7,755,657    37,256,763    5,354,494
  Nonstandard risk automobile
    insurance ...................     239,249      7,714,368     1,112,785    12,160,781    1,152,341
  Excess and surplus lines
    insurance agency ............           -              -             -             -      106,120
  Parent company ................           -              -             -             -      236,519
                                  -----------   ------------   -----------  ------------  -----------
       Consolidated ............. $ 8,393,635   $203,181,615   $47,672,570  $164,829,379  $20,929,680
                                  ===========   ============   ===========  ============  ===========

                                                            EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                                        Schedule III - Supplementary Insurance Information

                                                        For Years Ended December 31, 1996, 1995 and 1994


                                                Amortization
                                                 of deferred
                                   Losses and      policy        Other
                                   settlement   acquisition   underwriting    Premiums
            Segment                 expenses       costs        expenses       written
            -------               -----------   ------------   -----------  ------------
Year ended December 31, 1996:
  Property and casualty insurance $ 82,034,078  $ 22,505,659  $ 15,399,752  $119,640,828
  Reinsurance ...................   25,180,022     7,951,458     3,506,366    35,551,617
  Nonstandard risk automobile
    insurance ...................    8,153,115     2,097,616       541,985     9,193,521
  Excess and surplus lines
    insurance agency ............           -              -      (333,880)            -
  Parent company ................           -              -       313,087             -
                                  -----------   ------------  ------------  ------------
       Consolidated ............. $115,367,215  $ 32,554,733  $ 19,427,310  $164,385,966
                                  ============  ============  ============  ============
Year ended December 31, 1995:
  Property and casualty insurance $ 74,926,023  $ 21,742,128  $ 14,548,401  $117,736,744
  Reinsurance ...................   23,744,247     8,191,751     3,391,578    35,933,493
  Nonstandard risk automobile
    insurance ...................    9,482,008     2,218,737       557,028     9,819,022
  Excess and surplus lines
    insurance agency ............           -             -      (338,001)            -
  Parent company ................           -             -       307,713             -
                                  -----------   ------------   -----------  ------------
       Consolidated ............. $108,152,278  $ 32,152,616  $ 18,467,091  $163,489,259
                                  ============  ============  ============  ============

Year ended December 31, 1994:
  Property and casualty insurance $ 77,872,039  $ 20,338,769  $ 13,163,706  $115,699,969
  Reinsurance ...................   30,564,830     8,754,885     2,654,290    39,341,493
  Nonstandard risk automobile
    insurance ...................    8,507,185     2,608,135       551,551    11,901,693
  Excess and surplus lines
    insurance agency ............           -              -      (399,125)            -
  Parent company ................           -              -       315,784             -
                                  -----------   ------------  ------------  ------------
       Consolidated ............. $116,944,054  $ 31,701,789  $ 16,286,206  $166,943,155
                                  ============  ============  ============  ============

                                        EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                                 Schedule IV - Reinsurance

                                     For years ended December 31, 1996, 1995 and 1994

                                                                                                    Percentage
                                                            Ceded to      Assumed                   of amount
                                               Gross          other      from other       Net        assumed
                                               amount       companies    companies       amount       to net
                                            ------------  ------------  ------------  ------------  ----------
Year ended December 31, 1996:
   Earned premiums:
     Consolidated property and casualty
       insurance .......................... $154,859,778  $154,345,622  $164,676,510  $165,190,666        99.7%
                                            ============  ============  ============  ============  ==========
Year ended December 31, 1995:
   Earned premiums:
     Consolidated property and casualty
       insurance .......................... $151,450,871  $150,630,590  $161,445,969  $162,266,250        99.5%
                                            ============  ============  ============  ============  ==========
Year ended December 31, 1994:
   Earned premiums:
     Consolidated property and casualty
       insurance .......................... $140,012,247  $138,010,578  $162,827,710  $164,829,379        98.8%
                                            ============  ============  ============  ============  ==========

                                          EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 Schedule VI - Supplemental Insurance Information Concerning
                                           Property-Casualty Insurance Operations

                           For Years Ended December 31, 1996, 1995 and 1994

                                                            Discount,
                                 Deferred    Reserves for   if any,
                                  policy      losses and    deducted                                    Net
Consolidated property-         acquisition    settlement      from      Unearned        Earned       investment
casualty entities                  costs       expenses     reserves    premiums       premiums        income
----------------------         -----------   ------------   --------   -----------   ------------   -----------
Year ended December 31, 1996:  $ 9,021,863   $202,502,986   $  -0-     $47,908,954   $165,190,666   $23,376,093
                               ===========   ============   ========   ===========   ============   ===========
Year ended December 31, 1995:  $ 8,714,769   $205,422,109   $  -0-     $48,767,147   $162,266,250   $22,671,471
                               ===========   ============   ========   ===========   ============   ===========
Year ended December 31, 1994:  $ 8,393,635   $203,181,615   $  -0-     $47,672,570   $164,829,379   $20,587,041
                               ===========   ============   ========   ===========   ============   ===========

                                       Losses and
                                   settlement expenses      Amortization
                                   incurred related to       of deferred       Paid
                                   (1)            (2)          policy       losses and
Consolidated property-           Current         Prior       acquisition    settlement      Premiums
casualty entities                  Year          Years          costs        expenses       Written
----------------------         ------------   -----------   ------------   ------------   ------------
Year ended December 31, 1996:  $131,375,234  ($16,008,019)  $ 32,554,733   $119,856,427   $164,385,966
                               ============   ===========   ============   ============   ============
Year ended December 31, 1995:  $123,876,601  ($15,724,323)  $ 32,152,616   $103,991,590   $163,489,259
                               ============   ===========   ============   ============   ============
Year ended December 31, 1994:  $123,343,829  ($ 6,399,775)  $ 31,701,789   $107,576,486   $166,943,155
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

                   EMC Insurance Group Inc. and Subsidiaries

                               Index to Exhibits


Exhibit
Number                         Item
------                         ----
  13(a)     Selected Financial Data.                             Included in
                                                            direct transmission

  13(b)     Management's Discussion and Analysis                 Included in
              of Financial Condition and Results            direct transmission
              of Operations.

  13(c)     Financial Statements and Supplementary               Included in
              Data.                                         direct transmission

  13(d)     Market for Registrant's Common Equity                Included in
              and Related Stockholder Matters.              direct transmission

  21        Subsidiaries of the Registrant.                      Included in
                                                            direct transmission

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