Form 10-Q
period 1997-03-31
EMC INSURANCE GROUP INC
filed 1997-05-15
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH  31, 1997
                               ----------------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
                              ------------------  ---------------------

Commission File Number:  0-10956
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
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              ----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at April 30, 1997
                  -----                      -------------------------------

     Common stock, $1.00 par value                       11,149,142
                                                         ----------

Total pages   16
            ------

PART I.  FINANCIAL INFORMATION
-------  ---------------------
Item 1.  Financial Statements
-------  ---------------------


                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                     March 31,   December 31,
                                                       1997          1996
                                                   ------------  ------------
                                                    (Unaudited)
ASSETS

Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (market value $183,719,576 and $194,655,256) $189,103,209  $188,385,721
    Securities available-for-sale, at market value
      (amortized cost $153,138,499 and
      $146,794,158) ..............................  152,667,973   150,038,644
  Equity securities available-for-sale, at market
    value (cost $22,029,068 and $21,236,281) .....   25,884,665    24,040,381
  Short-term investments, at cost ................   15,659,312    17,553,606
                                                   ------------  ------------
           Total investments .....................  383,315,159   380,018,352

Cash .............................................    2,709,816     3,500,629
Accrued investment income ........................    5,644,692     6,567,186
Accounts receivable ..............................      744,573       740,736
Deferred policy acquisition costs ................    9,712,697     9,021,863
Deferred income taxes ............................   12,262,832    10,974,425
Intangible assets, including goodwill, at cost
  less accumulated amortization of $1,977,297
  and $1,943,669 .................................    1,580,523     1,614,151
Reinsurance receivables ..........................   16,196,667    14,735,786
Prepaid reinsurance premiums .....................    1,449,232     1,516,972
Other assets .....................................    1,475,365     1,637,473
                                                   ------------  ------------
           Total assets .......................... $435,091,556  $430,327,573
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                    March 31,    December 31,
                                                       1997          1996
                                                   ------------  ------------
                                                    (Unaudited)
LIABILITIES

Losses and settlement expenses ................... $213,892,260  $202,502,986
Unearned premiums ................................   49,901,431    47,908,954
Other policyholders' funds .......................    3,455,340     3,467,449
Indebtedness to related party ....................    2,041,091     7,000,482
Income taxes payable .............................    1,388,000     2,942,000
Postretirement benefits ..........................    5,061,672     4,932,834
Deferred income ..................................      605,865       665,550
Other liabilities ................................   10,949,006    12,178,290
                                                   ------------  ------------
    Total liabilities ............................  287,294,665   281,598,545
                                                   ------------  ------------
STOCKHOLDERS' EQUITY

Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,146,635
  shares in 1997 and 11,084,461 shares in 1996 ...   11,146,635    11,084,461
Additional paid-in capital .......................   63,442,590    62,762,613
Unrealized holding (losses) gains on fixed
  maturity securities available-for-sale,
  net of tax .....................................     (310,547)    2,141,361
Unrealized holding gains on equity securities
  available-for-sale, net of tax .................    2,544,693     1,850,706
Retained earnings ................................   70,973,520    70,889,887
                                                   ------------  ------------
    Total stockholders' equity ...................  147,796,891   148,729,028
                                                   ------------  ------------
    Total liabilities and stockholders' equity ... $435,091,556  $430,327,573
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Consolidated Statements of Income
                                 (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                     ------------------------
                                                         1997        1996
                                                     -----------  -----------
REVENUES:
  Premiums earned .................................. $42,458,343  $40,480,126
  Investment income, net ...........................   5,744,736    5,768,975
  Realized investment gains ........................      57,305       14,141
  Other income .....................................      59,685       74,619
                                                     -----------  -----------
                                                      48,320,069   46,337,861
                                                     -----------  -----------
LOSSES AND EXPENSES:
  Losses and settlement expenses ...................  31,649,886   27,860,690
  Dividends to policyholders .......................     749,061      877,169
  Amortization of deferred policy acquisition costs    8,172,702    7,572,686
  Other underwriting expenses ......................   5,677,868    5,653,442
                                                     -----------  -----------
                                                      46,249,517   41,963,987
                                                     -----------  -----------
   Income before income taxes ......................   2,070,552    4,373,874
                                                     -----------  -----------
INCOME TAXES:
  Current ..........................................     663,497    1,128,000
  Deferred .........................................    (340,844)     (86,591)
                                                     -----------  -----------
                                                         322,653    1,041,409
                                                     -----------  -----------
        Net income ................................. $ 1,747,899  $ 3,332,465
                                                     ===========  ===========

Earnings per share .................................        $.16         $.31
                                                     ===========  ===========

Dividend per share .................................        $.15         $.14
                                                     ===========  ===========

Average number of shares outstanding ...............  11,094,730   10,838,378
                                                     ===========  ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     Three months ended
                                                          March 31,
                                                  --------------------------
                                                      1997          1996
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................... $  1,747,899  $  3,332,465
                                                  ------------  ------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Losses and settlement expenses ............    5,471,177     3,999,556
      Unearned premiums .........................     (830,589)   (1,846,368)
      Other policyholders' funds ................      (12,109)      (24,960)
      Deferred policy acquisition costs .........     (690,834)     (180,449)
      Indebtedness of related party .............   (4,959,391)    2,274,734
      Accrued investment income .................      922,494        22,184
      Accrued income taxes:
        Current .................................   (1,554,000)     (294,000)
        Deferred ................................     (382,812)      (86,591)
      Provision for amortization ................       13,498       (10,867)
      Realized investment gains .................      (57,305)      (14,141)
      Postretirement benefits ...................      128,838       113,421
      Reinsurance receivables ...................   (1,460,881)   (1,590,432)
      Prepaid reinsurance premiums ..............       67,740      (264,697)
      Amortization of deferred income ...........      (59,685)      (74,619)
      Other, net ................................   (1,071,013)   (1,741,806)
                                                  ------------  ------------
                                                    (4,474,872)      280,965
      Cash provided by the change in the
        property and casualty insurance
        subsidiaries' pooling agreement (note 3)     5,674,458             -

      Cash provided by the change in the
        reinsurance subsidiary's quota share
        agreement (note 3) ......................    3,066,705             -
                                                  ------------  ------------
       Total adjustment .........................    4,266,291       280,965
                                                  ------------  ------------
        Net cash provided by
            operating activities ................ $  6,014,190  $  3,613,430
                                                  ------------  ------------

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                     Three months ended
                                                          March 31,
                                                  --------------------------
                                                      1997          1996
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed maturity securities
    held-to-maturity ............................ $ (2,499,700) $ (1,995,200)
  Maturities of fixed maturity securities
    held-to-maturity ............................    1,803,525     6,870,986
  Purchases of fixed maturity securities
    available-for-sale ..........................  (15,672,330)   (8,384,681)
  Maturities of fixed maturity securities
    available-for-sale ..........................    9,384,110     5,386,101
  Purchases of equity securities
    available-for-sale ..........................     (792,787)            -
  Net sales (purchases) of short-term investments    1,894,294    (4,925,172)
                                                  ------------  ------------
    Net cash used in investing activities .......   (5,882,888)   (3,047,966)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................      742,151     1,058,056
  Dividends paid to stockholders ................   (1,664,266)   (1,517,447)
  Purchase of treasury stock, net (note 2) ......            -       (96,026)
                                                  ------------  ------------
      Net cash used in financing activities .....     (922,115)     (555,417)
                                                  ------------  ------------
NET (DECREASE) INCREASE IN CASH .................     (790,813)       10,047
Cash at beginning of year .......................    3,500,629     1,198,436
                                                  ------------  ------------
Cash at end of quarter ..........................  $ 2,709,816  $  1,208,483
                                                   ===========  ============
Income taxes paid ...............................  $ 2,099,785  $  1,422,000

See accompanying Notes to Interim Consolidated Financial Statements.

             EMC INSURANCE GROUP INC. AND SUBSIDIARIES

        Notes to Interim Consolidated Financial Statements
                           (Unaudited)

                         March 31, 1997


Note 1
------

The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. The information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.


Note 2
------

Effective June 30, 1996, the use of treasury stock was discontinued and all treasury shares held at that time were retired. Any shares of the Company's common stock repurchased after June 30, 1996 will be retired.


Note 3
------

Effective January 1, 1997, a new affiliate of Employers Mutual Casualty Company (Employers Mutual) began participating in the pooling agreement. In connection with this change in the pooling agreement, the Company's liabilities increased $6,393,063 and invested assets increased $5,674,458. The Company reimbursed Employers Mutual $794,074 for commissions incurred to generate this business and Employers Mutual paid the Company $75,469 in interest income as the actual cash transfer did not occur until the end of March.

Effective January 1, 1997, the reinsurance subsidiary's quota share participation was increased from 95 percent to 100 percent. In connection with this change in the quota share agreement, the Company's liabilities increased $3,173,647 and invested assets increased $3,066,705. The Company reimbursed Employers Mutual $106,942 for commissions incurred to generate this business.


Note 4
------

The Company will adopt Statement of Financial Accounting Standard
128, "Earnings Per Share" in the fourth quarter of 1997.
Adoption of this statement is not expected to have any impact on the financial statements of the Company.


Note 5
------

In reviewing these financial statements, reference should be made to the Company's 1996 Form 10K-405 or the 1996 Annual Report to Shareholders for more detailed footnote information.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations
                                (Unaudited)

OVERVIEW

     EMC Insurance Group Inc. (the "Company"), an approximately 67 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance, reinsurance, nonstandard risk automobile insurance and an excess and surplus lines insurance agency. Property and casualty insurance is the most significant segment, representing 75.3 percent of consolidated premium income.

     The three property and casualty insurance subsidiaries of the Company and two subsidiaries of Employers Mutual are parties to reinsurance pooling agreements with Employers Mutual (collectively the "pooling agreement"). Effective January 1, 1997, a new affiliate of Employers Mutual, Hamilton Mutual Insurance Company of Cincinnati, Ohio (Hamilton Mutual), began participating in the pooling agreement. Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business and assumes from Employers Mutual an amount equal to its participation in the pool. All losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual and Hamilton Mutual from unaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. The aggregate participation of the Company's property and casualty insurance subsidiaries in the pool is 22 percent. Operations of the pool give rise to intercompany balances with Employers Mutual, which are settled on a quarterly basis. The investment activities and income tax liabilities of the pool participants are not subject to the pooling agreement.

     The purpose of the pooling agreement is to spread the risk of an exposure insured by any of the pool participants among all the companies. The pooling agreement produces a more uniform and stable underwriting result from year to year for all companies in the pool than might be experienced individually. In addition, each company benefits from the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own assets, and from the wide range of policy forms, lines of insurance written, rate filings and commission plans offered by each of the companies. A single set of reinsurance treaties is maintained for the protection of all seven companies in the pool.

     The Company's reinsurance subsidiary assumes a quota share portion of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts. In order to take advantage of the reinsurance subsidiary's current surplus level, the following changes were made to the quota share agreement effective January 1, 1997: an increase in the quota share percentage from 95 percent to 100 percent and an increase in the maximum amount of losses retained per event from $1,000,000 to $1,500,000. The reinsurance subsidiary receives all premiums and assumes all related losses and settlement expenses of this business, subject to the maximum loss per event noted above. The reinsurance subsidiary does not reinsure any of Employers Mutual's direct insurance business, nor any "involuntary" facility or pool business that Employers Mutual assumes pursuant to state law. In addition, the reinsurance subsidiary is not liable for credit risk in connection with the insolvency of any reinsurers of Employers Mutual.

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

CONSOLIDATED RESULTS OF OPERATIONS

     Operating results for the three months ended March 31, 1997 and 1996 are as follows:

($ in thousands)                             1997        1996
                                           --------    --------
Premiums earned .......................... $ 42,458    $ 40,480
Losses and settlement expenses ...........   31,649      27,861
Other underwriting expenses ..............   14,600      14,103
                                           --------    --------
Underwriting loss ........................   (3,791)     (1,484)
Net investment income ....................    5,745       5,769
Realized investment gains ................       57          14
Other income .............................       60          75
                                           --------    --------
Operating income before income taxes ..... $  2,071    $  4,374
                                           ========    ========
Losses and settlement expenses:
  Insured events of the current year ..... $ 32,789    $ 33,289
  Decrease in provision for insured
    events of prior years ................   (1,140)     (5,428)
                                           --------    --------
      Total losses and settlement expenses $ 31,649    $ 27,861
                                           ========    ========
Catastrophe and storm losses ............. $    963    $  1,146
                                           ========    ========

     Operating income before income taxes decreased 52.7 percent for the three months ended March 31, 1997 from the same period in 1996. This decrease is primarily due to a decline in the operating results of the nonstandard risk automobile and property and casualty insurance subsidiaries. Operating results of the reinsurance subsidiary and the excess and surplus lines insurance agency also declined, but to a lesser degree.

     Premiums earned increased 4.9 percent for the three months ended March 31, 1997 from the same period in 1996. Production increases in the property and casualty insurance and nonstandard risk automobile insurance subsidiaries were partially offset by a production decrease in the reinsurance subsidiary.

     Losses and settlement expenses increased 13.6 percent for the three months ended March 31, 1997 from the same period in 1996. This increase is primarily related to a decline in the amount of benefit realized from the downward development of the provision for insured events of prior years. Additionally, the nonstandard risk automobile insurance subsidiary experienced an increase in both the frequency and severity of losses due to severe winter driving conditions in the Midwest.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued
                                (Unaudited)

     Other underwriting expenses increased 3.5 percent for the three months ended March 31, 1997 from the same period in 1996. The property and casualty insurance subsidiaries experienced an increase in expenses in the first quarter of 1997 due to the addition of Hamilton Mutual to the pooling agreement. This increase was partially offset by a decrease in expenses in the reinsurance subsidiary.

     Net investment income decreased 0.4 percent for the three months ended March 31, 1997 from the same period in 1996. This decrease primarily reflects a lower average rate of return on bonds and short-term investments.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued
                                (Unaudited)

SEGMENT RESULTS

Property and Casualty Insurance

     Operating results for the three months ended March 31, 1997 and 1996 are as follows:

($ in thousands)                             1997        1996
                                           --------    --------
Premiums earned .......................... $ 31,974    $ 29,523
Losses and settlement expenses ...........   23,122      20,466
Other underwriting expenses ..............   11,230      10,242
                                           --------    --------
Underwriting loss ........................   (2,378)     (1,185)
Net investment income ....................    3,763       3,833
Realized investment gains ................       45           9
                                           --------    --------
Operating income before income taxes ..... $  1,430    $  2,657
                                           ========    ========
Losses and settlement expenses:
  Insured events of the current year ..... $ 24,577    $ 25,185
  Decrease in provision for insured
    events of prior years ................   (1,455)     (4,719)
                                           --------    --------
      Total losses and settlement expenses $ 23,122    $ 20,466
                                           ========    ========
Catastrophe and storm losses ............. $    460    $    521
                                           ========    ========

     Premiums earned increased substantially for the three months ended March 31, 1997 from the same period in 1996. This increase reflects growth from the existing branch offices as well as an increase in the size of the pool with the addition of Hamilton Mutual on January 1, 1997. The property and casualty insurance subsidiaries experienced strong production increases in both personal and commercial lines of business. Growth in the commercial lines of business continues to be concentrated in the property products offered under the Medallion series. The workers' compensation line of business continues to be hampered by rate reductions in several states.

     Underwriting results for the three months ended March 31, 1997 declined substantially from the same period in 1996. This decline is primarily related to a large decrease in the amount of benefit realized from the downward development of the provision for insured events of prior years. In addition, underwriting results for the pool were negatively impacted with the addition of Hamilton Mutual due to severe storms in the Ohio/Kentucky area. Hamilton Mutual is expected to contribute to the operations of the pool once they have been fully integrated into EMC's underwriting guidelines. Other underwriting expenses reflect the increase in the size of the pool as well as legal and administrative expenses incurred in connection with the affiliation of Hamilton Mutual. Expenses for the first three months of 1997 also include $64,000 of nondeferrable commissions associated with the addition of Hamilton Mutual to the pool.

     In connection with the addition of Hamilton Mutual to the pool, Employers Mutual transferred $5,599,000 and $75,000 of interest thereon, to the property and casualty insurance subsidiaries on March 24, 1997. The transfer was completed upon approval of the affiliation by Hamilton Mutual's policyholders and the Ohio Insurance Department.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued
                                (Unaudited)

Reinsurance

     Operating results for the three months ended March 31, 1997 and 1996 are as follows:

($ in thousands)                               1997       1996
                                             --------   --------
Premiums earned ............................ $  8,141   $  8,679
Losses and settlement expenses .............    5,833      5,709
Other underwriting expenses ................    2,681      3,276
                                             --------   --------
Underwriting loss ..........................     (373)      (306)
Net investment income ......................    1,581      1,537
Realized investment gains ..................        8          5
Other income ...............................       60         75
                                             --------   --------
Operating income before income taxes ....... $  1,276   $  1,311
                                             ========   ========
Losses and settlement expenses:
  Insured events of the current year ....... $  5,560   $  5,877
  Increase (decrease) in provision for
    insured events of prior years ..........      273       (168)
                                             --------   --------
      Total losses and settlement expenses   $  5,833   $  5,709
                                             ========   ========
Catastrophe losses ......................... $    503   $    625
                                             ========   ========

     Premiums earned decreased for the three months ended March 31, 1997 from the same period in 1996. This decrease is primarily attributable to competitive market conditions and a general decline in rate levels for catastrophe coverage. The company is addressing these market conditions by accepting larger lines on desirable programs and strengthening its relationships with reinsurance intermediaries.

     Underwriting results for the three months ended March 31, 1997 declined slightly from the same period in 1996. The decrease in premium income noted above was more than offset by a decline in other underwriting expenses, which were inflated in the first quarter of 1996 due to the recognition of additional contingent commissions. Losses and settlement expenses increased slightly in 1997 due to a small increase in the provision for insured events of prior years. Other underwriting expenses for the first three months of 1997 include $21,000 of nondeferrable commissions associated with the increase in the quota share participation from 95 percent to 100 percent.

     Investment income for the three months ended March 31, 1997 reflects $29,000 of interest income earned on $3,067,000 transferred to the reinsurance subsidiary in connection with the increase in the quota share participation from 95 percent to 100 percent.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued
                                (Unaudited)

Nonstandard Risk Automobile Insurance

     Operating results for the three months ended March 31, 1997 and 1996 are as follows:

($ in thousands)                              1997        1996
                                            --------    --------
Premiums earned ........................... $  2,343    $  2,278
Losses and settlement expenses ............    2,694       1,686
Other underwriting expenses ...............      670         650
                                            --------    --------
Underwriting loss .........................   (1,021)        (58)
Net investment income .....................      269         277
Realized investment gains .................        4           -
                                            --------    --------
Operating (loss) income before income taxes $   (748)   $    219
                                            ========    ========
Losses and settlement expenses:
  Insured events of the current year ...... $  2,652    $  2,227
  Increase (decrease) in provision for
    insured events of prior years .........       42        (541)
                                            --------    --------
      Total losses and settlement expenses  $  2,694    $  1,686
                                            ========    ========

     Premiums earned increased for the three months ended March 31, 1997 from the same period in 1996. This is the first increase in premiums that the company has experienced since 1993 and reflects rate increases that were implemented in the states of Iowa and South Dakota in late 1996. Additionally, the company continues to appoint new agents and improve its marketing and business relationships with its agency force.

     Underwriting results for the first three months of 1997 deteriorated significantly from the same period in 1996. The company experienced an increase in both the frequency and severity of losses due to severe winter driving conditions in the Midwest. In addition, the underwriting results for the three months ended March 31, 1997 did not benefit from a substantial decrease in the provision for insured events of prior years as occurred in the first three months of 1996.

Excess and Surplus Lines Insurance Agency

     Operating income before income taxes decreased to $83,000 for the three months ended March 31, 1997 from $157,000 for the same period in 1996. Intense competition in the property and casualty insurance marketplace has resulted in a growing number of insurance carriers pursuing opportunities in the excess and surplus lines market. As a result, the amount of business placed by the excess and surplus lines agency has declined.

Parent Company

     Operating income before income taxes was steady at $30,000 for both the three months ended March 31, 1996 and 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a portion of the investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio is invested in securities with maturities that approximate the anticipated liabilities of the insurance issued. Net unrealized holding losses on fixed maturity securities available-for-sale totaled $311,000 at March 31, 1997. This compares to net unrealized holding gains of $2,141,000 at December 31, 1996. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant.

     Net unrealized holding gains on equity securities totaled
$2,545,000 at March 31, 1997 and $1,851,000 at December 31, 1996.
The overall liquidity position of the Company is not affected by the equity investments.

     The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends and investment purchases.

     As of March 31, 1997, the Company had no material commitments for capital expenditures.

NEW ACCOUNTING PRONOUNCEMENT

     The Company will adopt Statement of Financial Accounting
Standards 128, "Earnings Per Share", in the fourth quarter of 1997. The adoption of this statement is not expected to have any impact on the financial statements of the Company.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION
--------  -----------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

    (a)  None.

    (b) No Form 8-K was filed by the registrant during the quarter ended March 31, 1997.

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

Date:  May 15, 1997