Form 10-Q
period 1997-06-30
EMC INSURANCE GROUP INC
filed 1997-08-14
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 1997
                               ----------------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
                              ------------------  ---------------------

Commission File Number: 0-10956


                          EMC INSURANCE GROUP INC.
          --------------------------------------------------------
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
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at July 31, 1997
                  -----                      -------------------------------
     Common stock, $1.00 par value                       11,204,287
                                                         ----------

Total pages   17
            ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                      June 30,   December 31,
                                                       1997          1996
                                                   ------------- ------------
                                                    (Unaudited)
ASSETS

Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (Fair value $185,830,167 and $194,655,256)   $180,737,547  $188,385,721
    Securities available-for-sale, at fair value
      (amortized cost $161,052,960 and
      $146,794,158) ..............................  164,577,471   150,038,644
  Equity securities available-for-sale, at fair
    value (cost $22,029,068 and $21,236,281) .....   28,818,092    24,040,381
  Short-term investments, at cost ................   16,369,057    17,553,606
                                                   ------------  ------------
           Total investments .....................  390,502,167   380,018,352

Cash .............................................    1,630,100     3,500,629
Indebtedness of related party ....................    1,236,777             -
Accrued investment income ........................    5,732,755     6,567,186
Accounts receivable ..............................      938,875       740,736
Deferred policy acquisition costs ................   10,158,673     9,021,863
Deferred income taxes ............................    9,988,235    10,974,425
Intangible assets, including goodwill, at cost
  less accumulated amortization of $2,010,926
  and $1,943,669 .................................    1,546,895     1,614,151
Reinsurance receivables ..........................   15,065,275    14,735,786
Prepaid reinsurance premiums .....................    1,944,945     1,516,972
Other assets .....................................    1,560,007     1,637,473
                                                   ------------  ------------
           Total assets .......................... $440,304,704  $430,327,573
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                     June 30,    December 31,
                                                       1997          1996
                                                   ------------ -------------
                                                    (Unaudited)
LIABILITIES

Losses and settlement expenses ................... $215,464,263  $202,502,986
Unearned premiums ................................   52,357,939    47,908,954
Other policyholders' funds .......................    3,078,849     3,467,449
Indebtedness to related party ....................            -     7,000,482
Income taxes payable .............................      358,000     2,942,000
Postretirement benefits ..........................    5,180,313     4,932,834
Deferred income ..................................      549,639       665,550
Other liabilities ................................   10,242,239    12,178,290
                                                   ------------  ------------
    Total liabilities ............................  287,231,242   281,598,545

STOCKHOLDERS' EQUITY

Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,201,783
  shares in 1997 and 11,084,461 shares in 1996 ...   11,201,783    11,084,461
Additional paid-in capital .......................   64,072,090    62,762,613
Unrealized holding gains on fixed maturity
  securities available-for-sale, net of tax ......    2,326,178     2,141,361
Unrealized holding gains on equity securities
  available-for-sale, net of tax .................    4,480,756     1,850,706
Retained earnings ................................   70,992,655    70,889,887
                                                   ------------  ------------
    Total stockholders' equity ...................  153,073,462   148,729,028
                                                   ------------  ------------
    Total liabilities and stockholders' equity ... $440,304,704  $430,327,573
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Consolidated Statements of Income
                                 (Unaudited)

                               Three months ended        Six months ended
                                   June 30,                  June 30,
                            ------------------------ -----------------------
                                1997         1996        1997       1996
                            ------------ ----------- ----------- -----------
REVENUES:
  Premiums earned ..........$ 44,143,379 $40,433,259 $86,601,722 $80,913,385
  Investment income, net ...   5,895,256   5,916,176  11,639,992  11,685,151
  Realized investment gains        9,417      36,545      66,722      50,686
  Other income .............      56,226      70,295     115,911     144,914
                            ------------ ----------- ----------- -----------
                              50,104,278  46,456,275  98,424,347  92,794,136
                            ------------ ----------- ----------- -----------
LOSSES AND EXPENSES:
  Losses and settlement
    expenses ...............  33,547,594  31,693,828  65,197,480  59,554,518
  Dividends to policyholders     631,985     969,492   1,381,046   1,846,661
  Amortization of deferred
    policy acquisition costs   8,924,070   8,067,797  17,096,772  15,640,483
  Other underwriting
    expenses ...............   5,077,725   4,242,259  10,755,593   9,895,701
                            ------------ ----------- ----------- -----------
                              48,181,374  44,973,379  94,430,891  86,937,363
                            ------------ ----------- ----------- -----------
   Income before income
     taxes .................   1,922,904   1,482,899   3,993,456   5,856,773
                            ------------ ----------- ----------- -----------
INCOME TAXES:
  Current ..................     354,350     147,515   1,017,847   1,275,515
  Deferred .................    (123,049)   (135,819)   (463,893)   (222,410)
                            ------------ ----------- ----------- -----------
                                 231,301      11,696     553,954   1,053,105
                            ------------ ----------- ----------- -----------
        Net income .........$  1,691,603 $ 1,471,203 $ 3,439,502 $ 4,803,668
                            ============ =========== =========== ===========

Earnings per share .........        $.15        $.13        $.31        $.44
                            ============ =========== =========== ===========

Dividend per share .........        $.15        $.14        $.30        $.28
                            ============ =========== =========== ===========

Average number of shares
  outstanding ..............  11,156,307  10,905,112  11,125,519  10,871,760
                            ============ =========== =========== ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Six months ended
                                                            June 30,
                                                  --------------------------
                                                      1997          1996
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................... $  3,439,502  $  4,803,668
                                                  ------------  ------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Losses and settlement expenses ............    7,043,180     7,865,680
      Unearned premiums .........................    1,625,919      (907,415)
      Other policyholders' funds ................     (388,600)       78,656
      Deferred policy acquisition costs .........   (1,136,810)     (277,826)
      Indebtedness of related party .............   (8,237,259)      (81,724)
      Accrued investment income .................      834,431       162,110
      Accrued income taxes:
        Current .................................   (2,584,000)   (2,264,000)
        Deferred ................................     (463,893)     (222,411)
      Provision for amortization ................       26,784       (21,946)
      Realized investment gains .................      (66,722)      (50,686)
      Postretirement benefits ...................      247,479       228,517
      Reinsurance receivables ...................     (329,489)   (4,737,849)
      Prepaid reinsurance premiums ..............     (427,973)       62,275
      Amortization of deferred income ...........     (115,911)     (144,914)
      Other, net ................................   (2,056,730)      239,977
                                                  ------------   -----------
                                                    (6,029,594)      (71,556)
      Cash provided by the change in the
        property and casualty insurance
        subsidiaries' pooling agreement (note 3)     5,674,458             -

      Cash provided by the change in the
        reinsurance subsidiary's quota share
        agreement (note 3) ......................    3,066,705             -
                                                  ------------  ------------

  Net cash provided by operating activities ..... $  6,151,071  $  4,732,112
                                                  ------------  ------------

                      EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Six months ended
                                                            June 30,
                                                  --------------------------
                                                      1997          1996
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed maturity securities
    held-to-maturity ............................ $ (5,999,070) $(11,959,263)
  Maturities of fixed maturity securities
    held-to-maturity ............................   13,688,421    12,596,869
  Purchases of fixed maturity securities
    available-for-sale ..........................  (25,962,387)  (12,427,911)
  Maturities of fixed maturity securities
    available-for-sale ..........................   11,769,610    11,263,023
  Purchases of equity securities
    available-for-sale ..........................     (792,787)            -
  Net sales (purchases) of short-term investments    1,184,548    (2,865,403)
                                                  ------------  ------------
    Net cash used in investing activities .......   (6,111,665)   (3,392,685)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................    1,426,799     1,822,038
  Dividends paid to stockholders ................   (3,336,734)   (3,044,267)
  Purchase of treasury stock, net (note 2) ......            -       100,421
                                                  ------------  ------------
      Net cash used in financing activities .....   (1,909,935)   (1,121,808)
                                                  ------------  ------------
NET (DECREASE) INCREASE IN CASH .................   (1,870,529)      217,619
Cash at beginning of year .......................    3,500,629     1,198,436
                                                  ------------  ------------
Cash at end of quarter .......................... $  1,630,100  $  1,416,055
                                                  ============  ============
Income taxes paid ............................... $  3,601,847  $  3,541,000

Interest paid ................................... $     84,709  $          -

See accompanying Notes to Interim Consolidated Financial Statements.

             EMC INSURANCE GROUP INC. AND SUBSIDIARIES

        Notes to Interim Consolidated Financial Statements
                           (Unaudited)

                          June 30, 1997


Note 1
------
The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. The information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.


Note 2
------
Effective June 30, 1996, the use of treasury stock was discontinued and all treasury shares held at that time were retired. All shares of the Company's common stock repurchased after June 30, 1996 have been retired.


Note 3
------
Effective January 1, 1997, a new affiliate of Employers Mutual Casualty Company (Employers Mutual) began participating in the pooling agreement. In connection with this change in the pooling agreement, the Company's liabilities increased $6,393,063 and invested assets increased $5,674,458. The Company reimbursed Employers Mutual $794,074 for commissions incurred to generate this business and Employers Mutual paid the Company $75,469 in interest income as the actual cash transfer did not occur until the affiliation was approved by Hamilton Mutual's policyholders and the Ohio Department of Insurance at the end of March.

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


Note 5
------
In reviewing these financial statements, reference should be made to the Company's 1996 Form 10-K or the 1996 Annual Report to Shareholders for more detailed footnote information.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations
                                (Unaudited)

OVERVIEW

     EMC Insurance Group Inc. (the "Company"), an approximately 67 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance, reinsurance, nonstandard risk automobile insurance and an excess and surplus lines insurance agency. Property and casualty insurance is the most significant segment, representing 75.5 percent of consolidated premium income.

     The three property and casualty insurance subsidiaries of the Company are parties to reinsurance pooling agreements with Employers Mutual and several of its subsidiaries (collectively the "pooling agreement"). Effective January 1, 1997, a new affiliate of Employers Mutual, The Hamilton Mutual Insurance Company of Cincinnati, Ohio (Hamilton Mutual), began participating in the pooling agreement. In connection with this change in the pooling agreement, the Company's liabilities increased $6,393,063 and invested assets increased $5,674,458. The Company reimbursed Employers Mutual $794,074 for commissions incurred to generate this business and Employers Mutual paid the Company $75,469 in interest income as the actual cash transfer did not occur until the affiliation was approved by Hamilton Mutual's policyholders and the Ohio Department of Insurance at the end of March. Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business and assumes from Employers Mutual an amount equal to its participation in the pool. All losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual and Hamilton Mutual from unaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. The aggregate participation of the Company's property and casualty insurance subsidiaries in the pool is 22 percent. Operations of the pool give rise to intercompany balances with Employers Mutual, which are settled on a quarterly basis. The investment activities and income tax liabilities of the pool participants are not subject to the pooling agreement.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations, Continued
                                (Unaudited)

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations, Continued
                                (Unaudited)

CONSOLIDATED RESULTS OF OPERATIONS

     Operating results for the six months and three months ended June 30, 1997 and 1996 are as follows:

                                       Six months ended  Three months ended
                                           June 30,          June 30,
                                      -----------------  -----------------
($ in thousands)                        1997     1996      1997     1996
                                      -------- --------  -------- --------
Premiums earned ..................... $ 86,602 $ 80,913  $ 44,144 $ 40,433
Losses and settlement expenses ......   65,197   59,554    33,548   31,693
Other underwriting expenses .........   29,234   27,383    14,634   13,280
                                      -------- --------  -------- --------
Underwriting loss ...................   (7,829)  (6,024)   (4,038)  (4,540)
Net investment income ...............   11,640   11,685     5,895    5,916
Realized investment gains ...........       67       51        10       37
Other income ........................      116      145        56       70
                                      -------- --------  -------- --------
Operating income before
     income taxes ................... $  3,994 $  5,857  $  1,923 $  1,483
                                      ======== ========  ======== ========
Losses and settlement expenses:
  Insured events of current year .... $ 65,787 $ 69,590  $ 32,998 $ 36,301
  (Decrease) increase in provision
    for insured events of prior years     (590) (10,036)      550   (4,608)
                                      -------- --------  -------- --------
   Total losses and
     settlement expenses ............ $ 65,197 $ 59,554  $ 33,548 $ 31,693
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  3,101 $  4,771  $  2,138 $  3,625
                                      ======== ========  ======== ========

     Operating income before income taxes decreased 31.9 percent for the six months and increased 29.7 percent for the three months ended June 30, 1997 from the same periods in 1996. The decrease for the six months is primarily due to a decline in the operating results of the nonstandard risk automobile and property and casualty insurance subsidiaries. The increase for the three months reflects an improvement in the operating results of the property and casualty insurance subsidiaries, which reported very poor loss experience in the second quarter of 1996.

     Premiums earned increased 7.0 percent for the six months and 9.2 percent for the three months ended June 30, 1997 from the same periods in 1996. Production increases in the property and casualty insurance and nonstandard risk automobile insurance subsidiaries were partially offset by a production decrease in the reinsurance subsidiary.

     Losses and settlement expenses increased 9.5 percent for the six months and 5.9 percent for the three months ended June 30, 1997 from the same periods in 1996. Loss experience associated with current year losses improved from the amounts reported for the six months and three months ended June 30, 1996, but remained at elevated levels. This improvement, however, was more than offset by a substantial decrease in the amount of benefit realized from the actual settlement of claims and changes in reserves associated with prior year losses.

     Other underwriting expenses increased 6.8 percent for the six months and 10.2 percent for the three months ended June 30, 1997 from the same periods in 1996. These increases are primarily a result of the production increases experienced in the first six months of 1997.

     Net investment income decreased 0.4 percent for both the six months and three months ended June 30, 1997 from the same periods in 1996. These decreases primarily reflect a lower average rate of return on bonds and short-term investments.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations, Continued
                                (Unaudited)

SEGMENT RESULTS

Property and Casualty Insurance

     Operating results for the six months and three months ended June 30, 1997 and 1996 are as follows:

                                       Six months ended  Three months ended
                                           June 30,           June 30,
                                      -----------------  -----------------
($ in thousands)                        1997     1996      1997     1996
                                      -------- --------  -------- --------
Premiums earned ..................... $ 65,380 $ 58,985  $ 33,406 $ 29,462
Losses and settlement expenses ......   49,356   44,108    26,234   23,642
Other underwriting expenses .........   22,514   20,635    11,284   10,393
                                      -------- --------  -------- --------
Underwriting loss ...................   (6,490)  (5,758)   (4,112)  (4,573)
Net investment income ...............    7,678    7,725     3,915    3,892
Realized investment gains ...........       48       28         3       19
                                      -------- --------  -------- --------
Operating income (loss) before
     income taxes ................... $  1,236 $  1,995  $   (194)$   (662)
                                      ======== ========  ======== ========
Losses and settlement expenses:
  Insured events of current year .... $ 49,779 $ 51,991  $ 25,202 $ 26,806
  (Decrease) increase in provision
    for insured events of prior years     (423)  (7,883)    1,032   (3,164)
                                      -------- --------  -------- --------
   Total losses and
     settlement expenses ............ $ 49,356 $ 44,108  $ 26,234 $ 23,642
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  2,384 $  3,030  $  1,924 $  2,509
                                      ======== ========  ======== ========

     Premiums earned increased substantially for the six months and three months ended June 30, 1997 from the same periods in 1996. These increases reflect growth in both personal and commercial lines of business from the existing branch office structure as well as the increase in the size of the pool with the addition of Hamilton Mutual on January 1, 1997. Growth in the commercial lines of business continues to be concentrated in the property products offered under the Medallion series. The workers' compensation line of business continues to be hampered by rate reductions in several states.

     Underwriting results for the six months ended June 30, 1997 declined from the same period in 1996, while underwriting results for the second quarter of 1997 improved from the substandard results reported for the second quarter of 1996. Loss experience associated with current year losses improved from the amounts reported for the six months and three months ended June 30, 1996, but remained at elevated levels. This improvement, however, was more than offset by a substantial decrease in the amount of benefit realized from the actual settlement of claims and changes in reserves associated with prior year losses. The property and casualty insurance subsidiaries have historically experienced favorable development in their reserves and current reserving practices have not been relaxed; however, as previously reported, the level of favorable development experienced in prior years was not expected to continue. The growth in other underwriting expenses reflects the increase in the size of the pool with the addition of Hamilton Mutual and a slight increase in commission rates.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations, Continued
                                (Unaudited)

Reinsurance

     Operating results for the six months and three months ended June 30, 1997 and 1996 are as follows:

                                       Six months ended  Three months ended
                                           June 30,           June 30,
                                      -----------------  -----------------
($ in thousands)                        1997     1996      1997     1996
                                      -------- --------  -------- --------
Premiums earned ..................... $ 16,377 $ 17,308  $  8,236 $  8,629
Losses and settlement expenses ......   11,062   11,738     5,229    6,029
Other underwriting expenses .........    5,221    5,425     2,540    2,149
                                      -------- --------  -------- --------
Underwriting gain ...................       94      145       467      451
Net investment income ...............    3,202    3,150     1,621    1,613
Realized investment gains ...........       13       17         5       12
Other income ........................      116      145        56       70
                                      -------- --------  -------- --------
Operating income before
     income taxes ................... $  3,425 $  3,457  $  2,149 $  2,146
                                      ======== ========  ======== ========
Losses and settlement expenses:
  Insured events of current year .... $ 11,509 $ 13,372  $  5,949 $  7,495
  Decrease in provision for
    insured events of prior years ...     (447)  (1,634)     (720)  (1,466)
                                      -------- --------  -------- --------
   Total losses and
     settlement expenses ............ $ 11,062 $ 11,738  $  5,229 $  6,029
                                      ======== ========  ======== ========
Catastrophe losses .................. $    717 $  1,741  $    214 $  1,116
                                      ======== ========  ======== ========

     Premiums earned decreased for the six months and three months ended June 30, 1997 from the same periods in 1996. These decreases are primarily attributable to competitive market conditions and a general decline in rate levels for catastrophe coverage. The company is addressing these market conditions by accepting larger lines on desirable programs and strengthening its relationships with reinsurance intermediaries.

     Underwriting results remained profitable, but deteriorated slightly, for the six months ended June 30, 1997, while results for the three months ended June 30, 1997 remained fairly constant compared to the same period in 1996. Losses associated with the current accident year declined due to a decrease in catastrophe losses as well as the decrease in premium volume. This decrease in current accident year losses was partially offset by a decline in the amount of benefit realized from the downward development of the provision for insured events of prior years. During 1997, other underwriting expenses fluctuated by quarter while decreasing for the first six months of 1997 compared to 1996 levels, which were inflated due to the recognition of additional contingent commissions.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations, Continued
                                (Unaudited)

Nonstandard Risk Automobile Insurance

     Operating results for the six months and three months ended June 30, 1997 and 1996 are as follows:

                                       Six months ended  Three months ended
                                           June 30,           June 30,
                                      -----------------  -----------------
($ in thousands)                        1997     1996      1997     1996
                                      -------- --------  -------- --------
Premiums earned ..................... $  4,845 $  4,620  $  2,502 $  2,342
Losses and settlement expenses ......    4,779    3,708     2,085    2,022
Other underwriting expenses .........    1,467    1,329       797      679
                                      -------- --------  -------- --------
Underwriting loss ...................   (1,401)    (417)     (380)    (359)
Net investment income ...............      518      559       249      282
Realized investment gains ...........        5        6         1        6
                                      -------- --------  -------- --------
Operating (loss) income before
     income taxes ................... $   (878)$    148  $   (130)$    (71)
                                      ======== ========  ======== ========
Losses and settlement expenses:
  Insured events of current year .... $  4,499 $  4,227  $  1,847 $  2,000
  Increase (decrease) in provision
    for insured events of prior years      280     (519)      238       22
                                      -------- --------  -------- --------
   Total losses and
     settlement expenses ............ $  4,779 $  3,708  $  2,085 $  2,022
                                      ======== ========  ======== ========

     Premiums earned increased for the six months and three months ended June 30, 1997 from the same periods in 1996. This is the second consecutive quarter the company has experienced an increase in earned premiums after experiencing premium declines during the last several years. These increases reflect rate increases that were implemented in the states of Iowa and South Dakota in late 1996. Additionally, the company continues to appoint new agents and improve its marketing and business relationships with its existing agency force.

     Underwriting results deteriorated substantially for the six months and more moderately for the three months ended June 30, 1997 from the same periods in 1996. Results for the first six months of 1997 reflect an increase in both the frequency and severity of losses due to severe winter driving conditions in the Midwest. In addition, underwriting results for both periods were negatively impacted by adverse development in the provision for insured events of prior years.

Excess and Surplus Lines Insurance Agency

     Operating income before income taxes remained constant at $231,000 for the first six months of 1997, compared to $233,000 for the same period in 1996. For the three months ended June 30, 1997, operating income before income taxes increased to $148,000 compared to $75,000 for the same period in 1996. The excess and surplus market continues to be very competitive. Despite this intense competition, the company has been able to increase its production levels because of new marketing programs implemented in the second quarter of 1997. Additionally, investment income has increased primarily due to a larger invested asset balance.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations, Continued
                                (Unaudited)

Parent Company

     Operating loss before income taxes was $21,000 for the six months ended June 30, 1997 compared to operating income of $24,000 for the same period in 1996. For the three months ended June 30, 1997, operating loss before income taxes was $52,000 compared to an operating loss of $5,000 for the same period in 1996. These decreases are primarily due to a decline in investment income caused by a lower invested asset balance.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a portion of the investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio is invested in securities with maturities that approximate the anticipated liabilities of the insurance issued. Net unrealized holding gains on fixed maturity securities available-for-sale totaled $2,326,000 at June 30, 1997 and $2,141,000 at December 31, 1996.
Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant.

     Net unrealized holding gains on equity securities totaled $4,481,000 at June 30, 1997 and $1,851,000 at December 31, 1996. The overall liquidity position of the Company is not affected by the equity investments.

     The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends and investment purchases.

     As of June 30, 1997, the Company had no material commitments for capital expenditures.

NEW ACCOUNTING PRONOUNCEMENT

     The Company will adopt Statement of Financial Accounting Standards 128, "Earnings Per Share", in the fourth quarter of 1997. The adoption of this statement is not expected to have any impact on the financial statements of the Company.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations, Continued
                                (Unaudited)

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

PART II.  OTHER INFORMATION

Item 4.  Submissions of Matters to a Vote of Security Holders
         ----------------------------------------------------

    (a)  Annual Meeting of Stockholders
         EMC Insurance Group Inc.
         May 20, 1997

    (b) The following seven persons were elected to serve as directors of the Company for the ensuing year:

         George C. Carpenter III        Elwin H. Creese
         David J. Fisher                Bruce G. Kelley
         George W. Kochheiser           Raymond A. Michel
         Fredrick A. Schiek

    (c)  Items voted upon and number of votes cast:

         1.  Election of directors

                                         Votes          Votes
                     Nominee            Cast for      Withheld
             -----------------------   ----------    ---------
             George C. Carpenter III   10,238,407      23,782
             Elwin H. Creese           10,238,332      23,857
             David J. Fisher           10,238,173      24,016
             Bruce G. Kelley           10,238,430      23,759
             George W. Kochheiser      10,236,911      25,278
             Raymond A. Michel         10,237,358      24,831
             Fredrick A. Schiek        10,238,430      23,759

         2. Proposal to amend Employers Mutual Casualty Company's 1993 Incentive Stock Option Plan to increase the number of shares subject thereto:

               For 10,161,014    Against 88,235  Withheld 12,940
                  ------------          --------         --------

         3.  Proposal to ratify the appointment of KPMG Peat
             Marwick LLP as the independent auditors of the Company:

               For 10,249,779    Against 6,390   Withheld 6,020
                  ------------          -------          -------
             The total number of qualified shares voted by proxy is: 10,262,190

    (d)  None.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  None.

    (b) No Form 8-K was filed by the registrant during the quarter ended June 30, 1997.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              EMC INSURANCE GROUP INC.
                              Registrant



                              /s/  Bruce G. Kelley
                              ---------------------------
                              Bruce G. Kelley
                              President & Chief Executive Officer



                              /s/  Mark Reese
                              ----------------------------
                              Mark Reese
                              Chief Accounting Officer

Date: August 14, 1997