Form 10-Q
period 1997-09-30
EMC INSURANCE GROUP INC
filed 1997-11-14
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 1997
                               ---------------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
                              ------------------  --------------------

Commission File Number: 0-10956
                       ---------

                          EMC INSURANCE GROUP INC.
          --------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Iowa                                            42-6234555
-------------------------------                          ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


717 Mulberry Street, Des Moines, Iowa                            50309
-------------------------------------                         ----------
(Address of principal executive office)                       (Zip Code)


                               (515) 280-2581
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports requires to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at October 31, 1997
                  -----                      -------------------------------
     Common stock, $1.00 par value                       11,291,070
                                                        ------------

Total pages   18
            ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                   September 30,  December 31,
                                                       1997          1996
                                                   -------------  ------------
                                                    (Unaudited)
ASSETS

Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (Fair value $187,681,892 and $194,655,256)   $ 180,799,151 $ 188,385,721
    Securities available-for-sale, at fair value
      (amortized cost $163,370,664 and
      $146,794,158) ..............................   168,716,018   150,038,644
  Equity securities available-for-sale, at fair
    value (cost $24,067,886 and $21,236,281) .....    31,055,735    24,040,381
  Short-term investments, at cost ................    21,587,634    17,553,606
                                                   -------------  ------------
           Total investments .....................   402,158,538   380,018,352

Cash .............................................     1,231,011     3,500,629
Indebtedness of related party ....................     3,664,418             -
Accrued investment income ........................     5,519,020     6,567,186
Accounts receivable ..............................     1,286,771       740,736
Deferred policy acquisition costs ................    11,094,655     9,021,863
Deferred income taxes ............................     9,184,998    10,974,425
Intangible assets, including goodwill, at cost
  less accumulated amortization of $2,044,554
  and $1,943,669 .................................     1,513,266     1,614,151
Reinsurance receivables ..........................    14,806,402    14,735,786
Prepaid reinsurance premiums .....................     1,830,006     1,516,972
Other assets .....................................     1,170,314     1,637,473
                                                   ------------- -------------
           Total assets .......................... $ 453,459,399 $ 430,327,573
                                                   ============= =============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                   September 30, December 31,
                                                       1997          1996
                                                   ------------- -------------
                                                    (Unaudited)
LIABILITIES

Losses and settlement expenses ................... $ 218,903,636 $ 202,502,986
Unearned premiums ................................    58,801,610    47,908,954
Other policyholders' funds .......................     2,425,150     3,467,449
Indebtedness to related party ....................             -     7,000,482
Income taxes payable .............................       609,000     2,942,000
Postretirement benefits ..........................     5,314,825     4,932,834
Deferred income ..................................       496,651       665,550
Other liabilities ................................    10,515,406    12,178,290
                                                   ------------- -------------
    Total liabilities ............................   297,066,278   281,598,545

STOCKHOLDERS' EQUITY

Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,276,877
  shares in 1997 and 11,084,461 shares in 1996 ...    11,276,877    11,084,461
Additional paid-in capital .......................    65,003,302    62,762,613
Unrealized holding gains on fixed maturity
  securities available-for-sale, net of tax ......     3,527,932     2,141,361
Unrealized holding gains on equity securities
  available-for-sale, net of tax .................     4,611,981     1,850,706
Retained earnings ................................    71,973,029    70,889,887
                                                   ------------- -------------
    Total stockholders' equity ...................   156,393,121   148,729,028
                                                   ------------- -------------
    Total liabilities and stockholders' equity ... $ 453,459,399 $ 430,327,573
                                                   ============= =============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Consolidated Statements of Income
                                 (Unaudited)

                               Three months ended        Nine months ended
                                  September 30,            September 30,
                             ----------------------- -------------------------
                                1997         1996        1997        1996
                             ----------- ----------- ------------ ------------
REVENUES:
  Premiums earned .......... $44,448,319 $41,359,581 $131,050,041 $122,272,966
  Investment income, net ...   5,843,473   5,706,348   17,483,465   17,391,499
  Realized investment gains    1,957,060   1,170,356    2,023,782    1,221,042
  Other income .............      52,988      66,451      168,899      211,365
                             ----------- ----------- ------------ ------------
                              52,301,840  48,302,736  150,726,187  141,096,872

LOSSES AND EXPENSES:
  Losses and settlement
    expenses ...............  35,026,196  29,564,771  100,223,676   89,119,289
  Dividends to policyholders     131,875     304,581    1,512,921    2,151,242
  Amortization of deferred
    policy acquisition costs   8,750,924   8,108,121   25,847,696   23,748,604
  Other underwriting
    expenses ...............   5,328,403   4,737,357   16,083,996   14,633,058
                             ----------- ----------- ------------ ------------
                              49,237,398  42,714,830  143,668,289  129,652,193
                             ----------- ----------- ------------ ------------
   Income before income
     taxes .................   3,064,442   5,587,906    7,057,898   11,444,679
                             ----------- ----------- ------------ ------------
INCOME TAXES:
  Current ..................     283,241     664,500    1,301,088    2,462,801
  Deferred .................     116,549     745,196     (347,344)           -
                             ----------- ----------- ------------ ------------
                                 399,790   1,409,696      953,744    2,462,801
                             ----------- ----------- ------------ ------------
        Net income ......... $ 2,664,652 $ 4,178,210 $  6,104,154 $  8,981,878
                             =========== =========== ============ ============

Earnings per share .........        $.24        $.38         $.55         $.82
                             =========== =========== ============ ============

Dividend per share .........        $.15        $.14         $.45         $.42
                             =========== =========== ============ ============

Average number of shares
  outstanding ..............  11,227,006  10,973,096   11,159,348   10,905,539
                             =========== =========== ============ ============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Nine months ended
                                                          September 30,
                                                  --------------------------
                                                      1997          1996
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................... $  6,104,154  $  8,981,878
                                                  ------------  ------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Losses and settlement expenses ............   10,482,553     5,522,649
      Unearned premiums .........................    8,069,590     3,482,640
      Other policyholders' funds ................   (1,042,299)     (684,724)
      Deferred policy acquisition costs .........   (2,072,792)   (1,015,629)
      Indebtedness of related party .............  (10,664,900)      730,363
      Accrued investment income .................    1,048,166         2,418
      Accrued income taxes:
        Current .................................   (2,333,000)   (1,611,000)
        Deferred ................................     (347,343)      522,785
      Provision for amortization ................       42,081       (35,632)
      Realized investment gains .................   (2,023,782)   (1,221,042)
      Postretirement benefits ...................      381,991       336,325
      Reinsurance receivables ...................      (70,616)   (4,313,169)
      Prepaid reinsurance premiums ..............     (313,034)     (228,983)
      Amortization of deferred income ...........     (168,899)     (211,365)
      Other, net ................................   (1,741,760)    1,256,904
                                                  ------------  ------------
                                                      (754,044)    2,532,540
      Cash provided by the change in the
        property and casualty insurance
        subsidiaries' pooling agreement (note 3)     5,674,458             -

      Cash provided by the change in the
        reinsurance subsidiary's quota share
        agreement (note 3) ......................    3,066,705             -
                                                  ------------  ------------

  Net cash provided by operating activities ..... $ 14,091,273  $ 11,514,418
                                                  ------------  ------------

                      EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       Nine months ended
                                                         September 30,
                                                  --------------------------
                                                      1997          1996
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed maturity securities
    held-to-maturity ............................ $(17,992,820) $(30,412,887)
  Maturities of fixed maturity securities
    held-to-maturity ............................   25,638,325    27,081,840
  Purchases of fixed maturity securities
    available-for-sale ..........................  (32,838,731)  (17,417,025)
  Maturities of fixed maturity securities
    available-for-sale ..........................   16,347,711    15,352,023
  Purchases of equity securities
    available-for-sale ..........................     (893,442)   (5,363,425)
  Net (purchases) sales of short-term investments   (4,034,027)    2,131,245
                                                  ------------  ------------
    Net cash used in investing activities .......  (13,772,984)   (8,628,229)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................    2,433,105     2,488,326
  Dividends paid to stockholders ................   (5,021,012)   (4,580,081)
  Sale of treasury stock, net (note 2) ..........            -       100,421
                                                  ------------  ------------
      Net cash used in financing activities .....   (2,587,907)   (1,991,334)
                                                  ------------  ------------
NET (DECREASE) INCREASE IN CASH .................   (2,269,618)      894,855
Cash at beginning of year .......................    3,500,629     1,198,436
                                                  ------------  ------------
Cash at end of quarter .......................... $  1,231,011  $  2,093,291
                                                  ============  ============
Income taxes paid ............................... $  3,634,088  $  3,552,500

Interest paid ................................... $     87,980  $          -

See accompanying Notes to Interim Consolidated Financial Statements.

             EMC INSURANCE GROUP INC. AND SUBSIDIARIES

        Notes to Interim Consolidated Financial Statements
                           (Unaudited)

                        September 30, 1997


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


Note 3
------
Effective January 1, 1997, a new affiliate of Employers Mutual Casualty Company (Employers Mutual) began participating in the pooling agreement. In connection with this change in the pooling agreement, the Company's liabilities increased $6,393,063 and invested assets increased $5,674,458. The Company reimbursed Employers Mutual $794,074 for commissions incurred to generate this business and Employers Mutual paid the Company $75,469 in interest income as the actual cash transfer did not occur until the affiliation was approved by the policyholders of the new affiliate (Hamilton Mutual Insurance Company of Cincinnati, Ohio) and the Ohio Department of Insurance at the end of March.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations
                                (Unaudited)

OVERVIEW

     EMC Insurance Group Inc. (the "Company"), an approximately 67 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance, reinsurance, nonstandard risk automobile insurance and an excess and surplus lines insurance agency. Property and casualty insurance is the most significant segment, representing 75.7 percent of consolidated premium income.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations, Continued
                                (Unaudited)

CONSOLIDATED RESULTS OF OPERATIONS

     Operating results for the three months and nine months ended
September 30, 1997 and 1996 are as follows:

                                     Three months ended Nine months ended
                                        September 30,      September 30,
                                      -----------------  -----------------
($ in thousands)                        1997     1996      1997     1996
                                      -------- --------  -------- --------
Premiums earned ..................... $ 44,448 $ 41,360  $131,050 $122,273
Losses and settlement expenses ......   35,026   29,565   100,224   89,119
Other underwriting expenses .........   14,211   13,150    43,445   40,533
                                      -------- --------  -------- --------
Underwriting loss ...................   (4,789)  (1,355)  (12,619)  (7,379)
Net investment income ...............    5,843    5,707    17,484   17,392
Realized investment gains ...........    1,957    1,170     2,024    1,221
Other income ........................       53       66       169      211
                                      -------- --------  -------- --------
Operating income before
     income taxes ................... $  3,064 $  5,588  $  7,058 $ 11,445
                                      ======== ========  ======== ========
Losses and settlement expenses:
  Insured events of current year .... $ 35,970 $ 30,766  $101,758 $100,356
  Decrease in provision for
    insured events of prior years ...     (944)  (1,201)   (1,534) (11,237)
                                      -------- --------  -------- --------
   Total losses and
     settlement expenses ............ $ 35,026 $ 29,565  $100,224 $ 89,119
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  1,833 $  2,663  $  4,934 $  7,434
                                      ======== ========  ======== ========

     Operating income before income taxes decreased 45.2 percent for the three months and 38.3 percent for the nine months ended September 30, 1997 from the same periods in 1996. These decreases are primarily due to a decline in the operating results of the property and casualty and nonstandard risk automobile insurance subsidiaries.

     Premiums earned increased 7.5 percent for the three months and 7.2 percent for the nine months ended September 30, 1997 from the same periods in 1996. Production increases in the property and casualty and nonstandard risk automobile insurance subsidiaries were partially offset by a production decrease in the reinsurance subsidiary.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations, Continued
                                (Unaudited)

     Losses and settlement expenses increased 18.5 percent for the three months and 12.5 percent for the nine months ended September 30, 1997 from the same periods in 1996. The large increase for the three months ended September 30, 1997 is attributable to the growth in the premium volume noted above, as well as an increase in average claim costs. The increase for the nine months ended September 30, 1997 reflects these same factors; however, losses and settlement expenses associated with insured events of the current year increased only 1.4 percent due to a large amount of catastrophe and storm losses and commercial property losses experienced in the first nine months of 1996. The benefit realized from the actual settlement of claims and changes in reserves associated with prior year losses remained fairly constant for the three months ended September 30, 1997, but decreased substantially for the nine months ended September 30, 1997.

     Other underwriting expenses increased 8.1 percent for the three months and 7.2 percent for the nine months ended September 30, 1997 from the same periods in 1996. These increases are primarily a result of the production increases experienced in 1997.

     Net investment income increased 2.4 percent for the three months and
0.5 percent for the nine months ended September 30, 1997 from the same periods in 1996. During 1997, the Company has experienced an increase in the average invested asset balance and a slight decrease in the average rate of return on investments. Realized investment gains increased 67.3 percent for the three months and 65.8 percent for the nine months ended September 30, 1997 from the same periods in 1996. These increases reflect a substantial increase in the amount of common stock mutual fund distributions received in 1997.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations, Continued
                                (Unaudited)

SEGMENT RESULTS

Property and Casualty Insurance

     Operating results for the three months and nine months ended
September 30, 1997 and 1996 are as follows:

                                      Three months ended Nine months ended
                                        September 30,      September 30,
                                      -----------------  -----------------
($ in thousands)                        1997     1996      1997     1996
                                      -------- --------  -------- --------
Premiums earned ..................... $ 33,780 $ 30,587  $ 99,160 $ 89,572
Losses and settlement expenses ......   26,408   21,552    75,764   65,660
Other underwriting expenses .........   11,122    9,931    33,636   30,566
                                      -------- --------  -------- --------
Underwriting loss ...................   (3,750)    (896)  (10,240)  (6,654)
Net investment income ...............    3,783    3,712    11,461   11,437
Realized investment gains ...........    1,947    1,146     1,995    1,174
                                      -------- --------  -------- --------
Operating income before
     income taxes ................... $  1,980 $  3,962  $  3,216 $  5,957
                                      ======== ========  ======== ========
Losses and settlement expenses:
  Insured events of current year .... $ 27,658 $ 22,009  $ 77,437 $ 74,000
  Decrease in provision for
    insured events of prior years ...   (1,250)    (457)   (1,673)  (8,340)
                                      -------- --------  -------- --------
   Total losses and
     settlement expenses ............ $ 26,408 $ 21,552  $ 75,764 $ 65,660
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  1,386 $  1,311  $  3,770 $  4,341
                                      ======== ========  ======== ========

     Premiums earned increased for the three months and nine months ended September 30, 1997 from the same periods in 1996. These increases reflect growth in both personal and commercial lines of business from the existing branch office structure, as well as the increase in the size of the pool with the addition of Hamilton Mutual on January 1, 1997. Growth in the commercial lines of business continues to be concentrated in the property products offered under the Medallion series.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations, Continued
                                (Unaudited)

     Underwriting results declined substantially for both the three months and nine months ended September 30, 1997 when compared to the same periods in 1996. Loss experience associated with insured events of the current year deteriorated for the three months ended September 30, 1997, but improved slightly from the elevated level reported for the first nine months of 1996. Underwriting results for 1997 have been negatively impacted by an increase in average claim costs. While claim costs continue to increase, profit margins have narrowed due to intense rate competition, especially in the commercial market. Underwriting results for the first nine months of 1997 also reflect a substantial decline in the amount of benefit realized from the actual settlement of claims and changes in reserves associated with prior year losses. The property and casualty insurance subsidiaries have historically experienced favorable development in their reserves and current reserving practices have not been relaxed; however, as previously reported, the level of favorable development experienced in prior years was not expected to continue. The growth in other underwriting expenses is due to the increase in the size of the pool with the addition of Hamilton Mutual and the increase in production.

Reinsurance

     Operating results for the three months and nine months ended
September 30, 1997 and 1996 are as follows:

                                      Three months ended Nine months ended
                                        September 30,      September 30,
                                      -----------------  -----------------
($ in thousands)                        1997     1996      1997     1996
                                      -------- --------  -------- --------
Premiums earned ..................... $  8,042 $  8,474  $ 24,419 $ 25,782
Losses and settlement expenses ......    6,072    6,027    17,134   17,765
Other underwriting expenses .........    2,451    2,584     7,672    8,009
                                      -------- --------  -------- --------
Underwriting (loss) gain ............     (481)    (137)     (387)       8
Net investment income ...............    1,696    1,612     4,898    4,762
Realized investment gains ...........        9       19        22       36
Other income ........................       53       66       169      211
                                      -------- --------  -------- --------
Operating income before
     income taxes ................... $  1,277 $  1,560  $  4,702 $  5,017
                                      ======== ========  ======== ========
Losses and settlement expenses:
  Insured events of current year .... $  5,811 $  7,065  $ 17,320 $ 20,437
  Increase (decrease) in provision
    for insured events of prior years      261   (1,038)     (186)  (2,672)
                                      -------- --------  -------- --------
   Total losses and
     settlement expenses ............ $  6,072 $  6,027  $ 17,134 $ 17,765
                                      ======== ========  ======== ========
Catastrophe losses .................. $    447 $  1,352  $  1,164 $  3,093
                                      ======== ========  ======== ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations, Continued
                                (Unaudited)

     Premiums earned decreased for the three months and nine months ended September 30, 1997 from the same periods in 1996. These decreases are primarily attributable to competitive market conditions and a general decline in rate levels for catastrophe coverage. The company is addressing these market conditions by accepting larger lines on desirable programs and strengthening its relationships with reinsurance intermediaries.

     Underwriting results deteriorated for both the three months and nine months ended September 30, 1997. Losses associated with insured events of the current year declined as a result of decreases in both the amount of catastrophe losses and premium volume. This decline in current year losses was offset by a large decline in the amount of benefit realized from the actual settlement of claims and changes in reserves associated with prior year losses. Other underwriting expenses decreased for the three months and nine months ended September 30, 1997 from the same periods in 1996, reflecting the decline in premium volume. The decrease for the nine months ended September 30, 1997 is greater due to the recognition of additional contingent commissions in the first quarter of 1996.

Nonstandard Risk Automobile Insurance

     Operating results for the three months and nine months ended
September 30, 1997 and 1996 are as follows:

                                      Three months ended Nine months ended
                                        September 30,      September 30,
                                      -----------------  -----------------
($ in thousands)                        1997     1996      1997     1996
                                      -------- --------  -------- --------
Premiums earned ..................... $  2,626 $  2,299  $  7,471 $  6,919
Losses and settlement expenses ......    2,546    1,986     7,325    5,694
Other underwriting expenses .........      736      644     2,203    1,973
                                      -------- --------  -------- --------
Underwriting loss ...................     (656)    (331)   (2,057)    (748)
Net investment income ...............      244      261       762      820
Realized investment gains ...........        1        5         6       11
                                      -------- --------  -------- --------
Operating (loss) income before
     income taxes ................... $   (411)$    (65) $ (1,289)$     83
                                      ======== ========  ======== ========
Losses and settlement expenses:
  Insured events of current year .... $  2,501 $  1,692  $  7,000 $  5,919
  Increase (decrease) in provision
    for insured events of prior years       45      294       325     (225)
                                      -------- --------  -------- --------
   Total losses and
     settlement expenses ............ $  2,546 $  1,986  $  7,325 $  5,694
                                      ======== ========  ======== ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations, Continued
                                (Unaudited)

     Premiums earned increased for the three months and nine months ended September 30, 1997 from the same periods in 1996. This is the third consecutive quarter the company has experienced an increase in earned premiums after experiencing premium declines during the last several years. These increases reflect rate increases that were implemented in the states of Iowa and South Dakota in late 1996. Additionally, the company continues to appoint new agents and improve its marketing and business relationships with its existing agency force.

     Underwriting results deteriorated substantially for the three months and nine months ended September 30, 1997 from the same periods in 1996. Results for 1997 reflect an increase in loss frequency and severity as well as a change to a more conservative reserving methodology early in the year. In addition, underwriting results for both periods were negatively impacted by adverse development in the provision for insured events of prior years.

Excess and Surplus Lines Insurance Agency

     Operating income before income taxes for the three months ended September 30, 1997 was $192,000 compared to $118,000 for the same period in 1996. For the nine months ended September 30, 1997 operating income before income taxes increased to $423,000 from $351,000 for the same period in 1996. The excess and surplus market continues to be very competitive. Despite this intense competition, the company has been able to increase its production levels because of new marketing programs implemented in the second quarter of 1997. Additionally, investment income has increased primarily due to a larger invested asset balance.

Parent Company

     Operating income before income taxes was $27,000 for the three months ended September 30, 1997 compared to operating income of $13,000 for the same period in 1996. For the nine months ended September 30, 1997, operating income before income taxes was $5,000 compared to an operating income of $37,000 for the same period in 1996. The increase for the three months ended September 30, 1997 is due to lower operating expenses as compared to the same period in 1996. The decrease for the nine months ended September 30, 1997 as compared to the same period in 1996 is primarily due to a decline in investment income caused by a lower invested asset balance.


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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations, Continued
                                (Unaudited)

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a portion of the investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio is invested in securities with maturities that approximate the anticipated liabilities of the insurance issued. Net unrealized holding gains on fixed maturity securities available-for-sale totaled $3,528,000 at September 30, 1997 and $2,141,000 at December 31, 1996. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant.

     Net unrealized holding gains on equity securities totaled $4,612,000 at September 30, 1997 and $1,851,000 at December 31, 1996. The overall liquidity position of the Company is not affected by the equity investments.

     The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends and investment purchases.

     As of September 30, 1997, the Company had no material commitments for capital expenditures.

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

    (a)  Annual Meeting of Stockholders
         EMC Insurance Group Inc.
         May 20, 1997

    (b) The following seven persons were elected to serve as directors of the Company for the ensuing year:

         George C. Carpenter III        Elwin H. Creese
         David J. Fisher                Bruce G. Kelley
         George W. Kochheiser           Raymond A. Michel
         Fredrick A. Schiek

    (c)  Items voted upon and number of votes cast:

         1.  Election of directors

                                         Votes          Votes
                     Nominee            Cast for      Withheld
             -----------------------   ----------     --------
             George C. Carpenter III   10,238,407      23,782
             Elwin H. Creese           10,238,332      23,857
             David J. Fisher           10,238,173      24,016
             Bruce G. Kelley           10,238,430      23,759
             George W. Kochheiser      10,236,911      25,278
             Raymond A. Michel         10,237,358      24,831
             Fredrick A. Schiek        10,238,430      23,759

         2. Proposal to amend Employers Mutual Casualty Company's 1993 Incentive Stock Option Plan to increase the number of shares subject thereto:

               For 10,161,014    Against 88,235  Withheld 12,940
                  ------------          --------         --------

         3.  Proposal to ratify the appointment of KPMG Peat
             Marwick LLP as the independent auditors of the Company:

               For 10,249,779    Against 6,390   Withheld 6,020
                  ------------          -------          -------
             The total number of qualified shares voted by proxy is: 10,262,190

    (d)  None.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

    (a)  None.

    (b) No Form 8-K was filed by the registrant during the quarter ended September 30, 1997.

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


                              EMC INSURANCE GROUP INC.
                              Registrant



                              /s/  Bruce G. Kelley
                              ---------------------------
                              Bruce G. Kelley
                              President & Chief Executive Officer



                              /s/  Mark Reese
                              ---------------------------
                              Mark Reese
                              Chief Financial Officer

Date: November 14, 1997