Form 10-K
period 1997-12-31
EMC INSURANCE GROUP INC
filed 1998-03-23
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
 (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]

             For the Fiscal Year Ended December 31, 1997

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]

         For the transition period from              to

                    Commission File Number:  0-10956

                           EMC INSURANCE GROUP INC.
            (Exact Name of Registrant as Specified in its Charter)


              Iowa                                        42-6234555
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   717 Mulberry Street, Des Moines, Iowa                      50309
  (Address of Principal Executive Office)                  (Zip Code)

 Registrant's telephone number, including area code:     (515)  280-2902

 Securities registered pursuant to Section 12(b) of the Act:    None

 Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, Par Value $1.00
                               (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X      No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 1998 was $49,857,017.

     The number of shares outstanding of the registrant's common stock, $1.00 par value, on March 2, 1998, was 11,354,129.

                     DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the registrant's annual report to stockholders for the year ended December 31, 1997 are incorporated by reference under Parts II and IV.

     2. Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission on or before April 30, 1998, are incorporated by reference under Part III.

This document contains 130 sequentially numbered pages.

Index to Exhibits is on page number 42.

                                    PART I
                                    ------
ITEM 1.   BUSINESS.
-------   ---------

GENERAL
-------

     EMC Insurance Group Inc. is an insurance holding company incorporated in Iowa in 1974. EMC Insurance Group Inc. is approximately 67 percent owned by Employers Mutual Casualty Company (Employers Mutual), a multiple-line property and casualty insurance company organized as an Iowa mutual insurance company in 1911 that is licensed in all 50 states and the District of Columbia. The term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries and an affiliate (including the Company), are referred to as the "EMC Insurance Companies."

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

     The reinsurance subsidiary was formed in 1981 to assume reinsurance business from Employers Mutual. The company assumes a portion of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts, and is licensed to do business in 11 states.

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

PROPERTY AND CASUALTY INSURANCE
-------------------------------
POOLING AGREEMENT

     The three property and casualty insurance subsidiaries of the Company and two subsidiaries and an affiliate of Employers Mutual (Union Insurance Company of Providence, American Liberty Insurance Company and Hamilton Mutual Insurance Company) are parties to reinsurance pooling agreements with Employers Mutual (collectively the "pooling agreement"). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool. All losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. The aggregate participation of the Company's property and casualty insurance subsidiaries is 22 percent. Operations of the pool give rise to intercompany balances with Employers Mutual, which are settled on a quarterly basis. The investment activities and income tax liabilities of the pool participants are not subject to the pooling agreement.


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

     Effective January 1, 1997, Hamilton Mutual Insurance Company (Hamilton Mutual) became a participant in the pooling agreement. The addition of Hamilton Mutual did not impact the Company's aggregate participation in the pooling agreement. In connection with this change in the pooling agreement, the Company's liabilities increased $6,393,063 and invested assets increased $5,674,458. The Company reimbursed Employers Mutual $794,074 for commissions incurred to generate this business and Employers Mutual paid the Company $75,469 in interest income as the actual cash transfer did not occur until March 24, 1997.

     On December 19, 1997, the Company announced that its nonstandard risk automobile insurance subsidiary will become a participant in the pooling agreement effective January 1, 1998. The nonstandard risk automobile insurance subsidiary will receive a 1.5 percent participation in the pool, which will increase the Company's aggregate participation in the pool to 23.5 percent. Revenues of the Company are expected to increase by approximately $2,000,000 due to the increase in the size of the pool.


PRINCIPAL PRODUCTS

     The Company's property and casualty insurance subsidiaries and the other parties to the pooling agreement underwrite both commercial and personal lines of insurance. The following table sets forth the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 1997. The pooling agreement is continuous, but may be amended or terminated at the end of any calendar year as to any one or more parties.

                                   Percent          Percent          Percent
                                     of               of               of
Line of Business            1997    total    1996    total    1995    total
----------------          -------- ------  -------- ------  -------- ------
                                        (Dollars in thousands)
Commercial Lines:
  Automobile ............ $118,624   18.4% $107,786   18.9% $ 99,165   17.8%
  Property ..............  110,637   17.2    92,963   16.3    89,130   16.0
  Workers' compensation    115,117   17.9   118,479   20.7   131,415   23.5
  Liability .............  110,647   17.2   105,889   18.5   105,571   18.9
  Other .................   15,139    2.4    13,998    2.5    13,975    2.5
                          -------- ------  -------- ------  -------- ------
   Total commercial lines  470,164   73.1   439,115   76.9   439,256   78.7

Personal Lines:
  Automobile ............  109,214   17.0    83,428   14.6    79,121   14.2
  Property ..............   61,569    9.6    46,459    8.2    39,840    7.1
  Liability .............    2,026    0.3     1,946    0.3         -      -
  Other .................       50      -        53      -        54      -
                          --------  -----  --------  -----  --------  -----
   Total personal lines    172,859   26.9   131,886   23.1   119,015   21.3
                          --------  -----  --------  -----  --------  -----
       Total ............ $643,023  100.0% $571,001  100.0% $558,271  100.0%
                          ========  =====  ========  =====  ========  =====
MARKETING

     Marketing of insurance by the parties to the pooling agreement is conducted through 18 offices located throughout the United States and approximately 2,700 independent agencies. These offices maintain close contact with the local market conditions and are able to react rapidly to change. Each office employs underwriting, claims, marketing and risk improvement representatives, as well as field auditors and branch administrative technicians. The offices are supported by Employers Mutual technicians and specialists. Systems are in place to monitor the underwriting results of each office and to maintain guidelines and policies consistent with the underwriting and marketing environment in each region.

     The following table sets forth the geographic distribution of the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 1997.

                                          1997        1996        1995
                                          ----        ----        ----
    Alabama ............................   3.6%        3.7%        3.1%
    Arizona ............................   3.8         4.2         3.9
    Illinois ...........................   5.4         6.5         6.5
    Iowa ...............................  18.7        20.3        21.7
    Kansas .............................   8.2         9.0         8.8
    Michigan ...........................   4.1         3.2         3.6
    Minnesota ..........................   3.9         4.0         4.7
    Nebraska ...........................   7.0         7.7         8.1
    North Carolina .....................   3.4         4.1         4.0
    Ohio ...............................   3.2           -           -
    Texas ..............................   4.4         3.9         2.9
    Wisconsin ..........................   4.5         4.8         5.5
    Other * ............................  29.8        28.6        27.2
                                         -----       -----       -----
                                         100.0%      100.0%      100.0%
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

BEST'S RATING

     A.M. Best rates insurance companies based on their relative financial strength and ability to meet their contractual obligations. The A (Excellent) rating assigned to the Company's property and casualty insurance subsidiaries and the other pool members is based on the pool members' 1996 operating results and financial condition as of December 31, 1996. Best's reevaluates its ratings from time to time (normally on an annual basis) and there can be no assurance that the Company's property and casualty insurance subsidiaries and the other pool members will maintain their current rating in the future. Management believes that a Best's rating of "A (Excellent)" or better is important to the Company's business since many insureds require that companies with which they insure be so rated. Best's publications indicate that these ratings are assigned to companies which Best's believes have achieved excellent overall performance and have a strong ability to meet their obligations over a long period of time. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not necessarily directed toward the protection of investors.

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

   Type of Coverage               Retention                Limits
   ----------------              -----------     --------------------------
   Property per risk ........... $ 2,000,000     100 percent of $18,000,000
   Property catastrophe ........ $11,550,000      95 percent of $51,000,000
   Casualty .................... $ 2,000,000     100 percent of $38,000,000
    Workers' Compensation excess $         -      $20,000,000 excess of
                                                    $40,000,000
   Umbrella .................... $ 1,400,000*    100 percent of $ 8,600,000
   Fidelity and Surety ......... $   750,000     100 percent of $ 3,250,000
    Surety excess .............. $   400,000     100 percent of $ 6,850,000
   Boiler ...................... $         0     100 percent of $50,000,000

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

     The major participants in the pool members' reinsurance programs are presented below. The percentages represent the reinsurers' share of the total reinsurance protection under all coverages. Each type of coverage is purchased in layers, and an individual reinsurer may participate in more than one coverage and at various layers within these coverages. The property per risk, property catastrophe and casualty reinsurance programs are handled by a reinsurance intermediary (broker). The reinsurance of those programs is syndicated to approximately 50 domestic and foreign reinsurers.

                                                         Percent
                                                        of total      1997
Property per risk, property catastrophe                reinsurance   Best's
and casualty coverages:                                 protection   rating
---------------------------------------                -----------   ------
Underwriters at Lloyd's of London ....................     20.2%        A
Hannover Ruckversicherung AG .........................      5.8        (1)
Zurich Reinsurance Centre ............................      5.2         A
Hartford Fire Insurance Company ......................      4.8         A+
AXA Reassurance Company ..............................      4.2         A+
St. Paul Fire and Marine .............................      3.6         A+
NAC Reinsurance Corporation ..........................      3.6         A+
PMA Reinsurance Corporation ..........................      3.2         A+

Umbrella coverage:
------------------
General Reinsurance Corporation ......................    100.0         A++

Fidelity and surety coverages:
------------------------------
SCOR Reinsurance Company .............................     42.0         A+
Kemper Reinsurance Company ...........................     20.0         A
Signet Star Reinsurance Company ......................     20.0         A
Winterthur Reinsurance Corporation of America ........     18.0         A

Boiler coverage:
----------------
Hartford Steam Boiler Inspection and Insurance Company    100.0         A+



(1) Not rated.

     Premiums ceded by all pool members and by the Company's property and casualty insurance subsidiaries for the year ended December 31, 1997 are presented below. Each type of reinsurance coverage is purchased in layers, and an individual reinsurer may participate in more than one coverage and at various layers within the coverages. Since each layer of each coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer's overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives.

                                                          Premiums ceded by
                                                      ------------------------
                                                                    Property
                                                                  and casualty
                                                        All pool   insurance
Reinsurer                                                members  subsidiaries
---------                                             ----------- ------------
General Reinsurance Corporation...................... $ 3,568,951 $    785,169
Hartford Steam Boiler Inspection & Insurance Company    1,605,214      353,147
Hartford Fire Insurance Company .....................     882,352      194,118
SCOR Reinsurance Company ............................     875,023      192,505
PMA Reinsurance Corporation .........................     851,558      187,343
Kemper Reinsurance Company ..........................     631,642      138,961
AXA Reassurance Company .............................     592,297      130,305
American Re-Insurance Company .......................     494,472      108,784
Spreckley Villers Burnhope & Company ................     451,669       99,367
PXRE Reinsurance Company ............................     435,160       95,735
Other Reinsurers ....................................   7,117,222    1,565,789
                                                      ----------- ------------
  Total ............................................. $17,505,560 $  3,851,223
                                                      =========== ============
     The parties to the pooling agreement also cede reinsurance on both a voluntary and a mandatory basis to state and national organizations in connection with various workers' compensation and assigned risk programs and to private organizations established to handle large risks. Premiums ceded by all pool members and by the Company's property and casualty insurance subsidiaries for the year ended December 31, 1997 are presented below.

                                                          Premiums ceded by
                                                      ------------------------
                                                                     Property
                                                                  and casualty
                                                        All pool    insurance
Reinsurer                                                members  subsidiaries
---------                                             ----------- ------------
Wisconsin Compensation Rating Bureau ................ $ 4,214,988 $   927,297
National Workers' Compensation Reinsurance Pool .....   3,504,567     771,005
North Carolina Reinsurance Facility .................   1,213,266     266,919
Mutual Reinsurance Bureau ...........................     493,270     108,519
Improved Risk Mutual ................................     151,884      33,414
Minnesota Workers' Compensation Reinsurance Assn.(1)   (1,720,064)   (378,414)
Other Reinsurers ....................................     162,766      35,809
                                                      ----------- -----------
                                                      $ 8,020,677 $ 1,764,549
                                                      =========== ===========
(1) The Minnesota Workers' Compensation Reinsurance Association periodically reviews its financial position and distributes excess funds to its members. Distributions totaling $1,712,074 were received by the parties to the pooling agreement in 1997 and were recorded as a return of ceded premium.

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

RELATIONSHIP BETWEEN NET PREMIUMS WRITTEN AND SURPLUS

     The amount of insurance a property and casualty insurance company writes under industry standards is a multiple of its surplus calculated in accordance with statutory accounting practices. Generally, a ratio of 3 to 1 or less is considered satisfactory. The ratios of the pool members for the past three years are as follows:
                                               Year ended December 31,
                                            ------------------------------
                                            1997         1996         1995
                                            ----         ----         ----
      Employers Mutual ..................    .80          .95         1.07
      EMCASCO ...........................   1.62         1.67         1.91
      Illinois EMCASCO ..................   1.68         1.73         1.95
      Dakota Fire .......................   1.59         1.61         1.80
      American Liberty ..................   1.08         1.05         1.15
      Union .............................    .72          .68          .73
      Hamilton Mutual ...................   1.17            -            -


OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The property and casualty insurance subsidiaries' reserve information is included in the property and casualty loss reserve development for 1997. See "Property and Casualty Insurance Subsidiaries, Reinsurance Subsidiary and Nonstandard Risk Automobile Insurance Subsidiary - Outstanding Losses and Settlement Expenses."

REINSURANCE
-----------
     The reinsurance subsidiary is a property and casualty treaty reinsurer with a concentration in property lines. The reinsurance subsidiary assumes a quota share portion of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts. The reinsurance subsidiary assumes its quota share portion of all premiums and related losses and settlement expenses of this business, subject to a maximum loss per event. The reinsurance subsidiary does not reinsure any of Employers Mutual's direct insurance business, nor any "involuntary" facility or pool business that Employers Mutual assumes pursuant to state law. In addition, the reinsurance subsidiary is not liable for credit risk in connection with the insolvency of any reinsurers of Employers Mutual.

     Effective January 1, 1997, the reinsurance subsidiary's quota share participation was increased from 95 percent to 100 percent and the maximum loss per event assumed by the reinsurance subsidiary was increased from $1,000,000 to $1,500,000. In connection with the change in the quota share percentage, the Company's liabilities increased $3,173,647 and invested assets increased $3,066,705. The Company reimbursed Employers Mutual $106,942 for commissions incurred to generate this business.

PRINCIPAL PRODUCTS

     The reinsurance subsidiary assumes both pro rata and excess of loss reinsurance from Employers Mutual. The following table sets forth the assumed written premiums of the reinsurance subsidiary for the three years ended December 31, 1997. The amounts for 1997 do not reflect an accounting adjustment of $355 related to the change in quota share percentage. This adjustment was made to offset the income statement effect that resulted from the increase in the reinsurance subsidiary's reserve for unearned premiums on January 1, 1997 in connection with this transaction.

                                     Percent          Percent          Percent
                                       of               of               of
Line of Business              1997    total    1996    total    1995    total
----------------             -------  -----   -------  -----   -------  -----
                                              (Dollars in thousands)
Pro rata reinsurance:
    Property ............... $15,499   45.1%  $16,459   45.7%  $19,417   53.3%
    Crop ...................   3,101    9.0     3,704   10.3     3,085    8.5
    Casualty ...............   2,911    8.5     2,796    7.7     2,879    7.9
    Marine/aviation ........   1,866    5.4     2,762    7.7     4,168   11.4
    Other ..................   2,116    6.2       228    0.6       398    1.1
                             -------  -----   -------  -----   -------  -----
  Total pro rata reinsurance  25,493   74.2    25,949   72.0    29,947   82.2

Excess per risk reinsurance:
    Property ...............   2,110    6.2     2,258    6.3     1,760    4.8
    Casualty ...............   1,595    4.6     1,182    3.3       840    2.3
    Marine/aviation ........       -      -         9      -        21    0.1
    Other ..................     647    1.9       628    1.7       341    0.9
                             -------  -----   -------  -----   -------  -----
  Total excess per
     risk reinsurance ......   4,352   12.7     4,077   11.3     2,962    8.1
                             -------  -----   -------  -----   -------  -----
Excess catastrophe/
  aggregate reinsurance:
    Property ...............   4,293   12.5     5,671   15.7     3,178    8.7
    Crop ...................     252    0.8       242    0.7       292    0.8
    Marine/aviation ........       8      -        29    0.1        52    0.2
    Other ..................     (62)  (0.2)       84    0.2         2      -
                             -------  -----   -------  -----   -------  -----
  Total excess catastrophe/
     aggregate reinsurance     4,491   13.1     6,026   16.7     3,524    9.7
                             -------  -----   -------  -----   -------  -----
  Total excess reinsurance     8,843   25.8    10,103   28.0     6,486   17.8
                             -------  -----   -------  -----   -------  -----
                             $34,336  100.0%  $36,052  100.0%  $36,433  100.0%
                             =======  =====   =======  =====   =======  =====

MARKETING

     During 1997 and 1996, more emphasis was placed upon writing excess of loss business and on increasing participation on existing contracts that had favorable terms. This movement towards excess of loss business was prompted by the continued deterioration of pro rata rates and greater control over the pricing of excess of loss business. The reinsurance subsidiary strives to be flexible and aggressive with opportunities that arise, while remaining committed to profitability over premium volume.

COMPETITION

     The reinsurance marketplace is very competitive. Employers Mutual competes in the global reinsurance market with numerous reinsurers, many of which have greater financial resources. In this competitive environment, reinsurance brokers have tended to favor large, financially strong reinsurers who are able to provide "mega" line capacity for all lines of business. Employers Mutual is addressing this by accepting a larger share of coverage on desirable programs and strengthening its relationships with reinsurance intermediaries.

REINSURANCE CEDED

     Prior to 1997, the reinsurance subsidiary had an aggregate excess of loss reinsurance treaty with Employers Mutual which provided protection from a large accumulation of retentions resulting from multiple catastrophes in any one calendar year. The coverage provided was $2,000,000, excess of $3,000,000 aggregate losses retained, excess of $200,000 per event. Maximum recovery was limited to $2,000,000 per accident year. The reinsurance subsidiary did not have any recoveries under this treaty during 1996 or 1995. Premiums paid to Employers Mutual amounted to $500,000 and $499,950 in 1996 and 1995, respectively. This reinsurance treaty was canceled effective January 1, 1997.

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

OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The reinsurance subsidiary's reserve information is included in the property and casualty loss reserve development for 1997. See "Property and Casualty Insurance Subsidiaries, Reinsurance Subsidiary and Nonstandard Risk Automobile Insurance Subsidiary - Outstanding Losses and Settlement Expenses."

NONSTANDARD RISK AUTOMOBILE INSURANCE
-------------------------------------
     The Company's nonstandard risk automobile insurance subsidiary specializes in insuring private passenger automobile risks that are found to be unacceptable in the standard automobile insurance market.

MARKETING

      The nonstandard risk automobile insurance subsidiary is licensed in a six state area that includes Iowa, Kansas, Missouri, Nebraska, North Dakota and South Dakota. Personal lines automobile policies are solicited through the American Agency System using approximately 1,100 independent agencies and are written for two, three or six month terms. Limits of liability are offered equal to the various state financial responsibility laws. Physical damage coverages are written at normal insurance deductibles. The nonstandard risk automobile insurance subsidiary experienced an increase in premium volume in 1997 for the first time since 1993. This increase is attributed to a change in marketing philosophy that includes a closer alignment with EMC Insurance Companies and improved marketing and business relationships with its agency force.

     The following table sets forth the geographic distribution of the direct written premiums of the nonstandard risk automobile insurance subsidiary for the three years ended December 31, 1997.

                                          1997        1996        1995
                                         -----       -----       -----
    Iowa ...............................  36.0%       37.2%       39.9%
    Kansas .............................  14.1        13.9        11.0
    Missouri ...........................   2.1           -           -
    Nebraska ...........................  19.7        22.4        25.0
    North Dakota........................   6.5         4.6         3.8
    South Dakota .......................  21.6        21.9        20.3
                                         -----       -----       -----
                                         100.0%      100.0%      100.0%
                                         =====       =====       =====

COMPETITION

     The nonstandard risk marketplace is very competitive. Policies are written for relatively short periods of time and insureds continually search for the best rates available. The larger standard insurance companies have developed rate tiers geared toward retaining nonstandard risk customers, rather than passing them into the nonstandard market. In addition, more companies have been willing to write nonstandard coverage. This additional availability in both the standard market and the nonstandard market has resulted in increased competition within the nonstandard market. The nonstandard risk automobile insurance subsidiary has responded with renewed marketing efforts toward new and existing agents and a competitive rate structure. The nonstandard risk automobile insurance subsidiary continues to fine tune territories and classifications in order to maximize profit potential.

REINSURANCE CEDED

     The nonstandard risk automobile insurance subsidiary had a reinsurance treaty on an excess of loss basis with Employers Mutual, which provided reinsurance for 100 percent of each loss in excess of $100,000, up to $1,000,000. There were no recoveries under this treaty during 1997, 1996 or 1995. Premiums paid to Employers Mutual amounted to $36,076 in 1997, $37,942 in 1996 and $45,232 in 1995.

     This reinsurance treaty was canceled on December 31, 1997 in preparation for the subsidiary's admittance into the pooling agreement on January 1, 1998 and all reinsurance recoverable amounts due from Employers Mutual were commuted. In connection with this commutation, the Company's assets increased $58,921 and liabilities increased $62,487. The Company reported incurred settlement expenses of $3,566 from this transaction.

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

PROPERTY AND CASUALTY INSURANCE SUBSIDIARIES, REINSURANCE SUBSIDIARY AND
------------------------------------------------------------------------
NONSTANDARD RISK AUTOMOBILE INSURANCE SUBSIDIARY.
-------------------------------------------------

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

STATUTORY COMBINED RATIOS

     The following table sets forth the Company's insurance subsidiaries' statutory combined ratios and the property and casualty insurance industry averages for the five years ended December 31, 1997. The combined ratios below are the sum of the following: the loss ratio, calculated by dividing losses and settlement expenses incurred by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written and policyholder dividends by net premiums earned.

     Generally, if the combined ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.

                                            Year ended December 31,
                                     --------------------------------------
                                      1997    1996    1995    1994    1993
                                     ------   -----   -----   -----   -----
Property and casualty insurance
      Loss ratio ...................   72.8%   69.1%   65.0%   67.2%   72.6%
      Expense ratio ................   33.2    34.9    33.1    31.1    30.9
                                      -----   -----   -----   -----   -----
        Combined ratio .............  106.0%  104.0%   98.1%   98.3%  103.5%
                                      =====   =====   =====   =====   =====
Reinsurance
      Loss ratio ...................   68.4%   68.7%   66.3%   82.0%   77.7%
      Expense ratio ................   34.1    31.5    32.3    30.4    33.1
                                      -----   -----   -----   -----   -----
        Combined ratio .............  102.5%  100.2%   98.6%  112.4%  110.8%
                                      =====   =====   =====   =====   =====
Nonstandard risk
  automobile insurance
      Loss ratio ...................   92.8%   88.7%   94.5%   71.5%   94.3%
      Expense ratio ................   27.4    26.8    26.1    24.4    23.7
                                      -----   -----   -----   -----   -----
        Combined ratio .............  120.2%  115.5%  120.6%   95.9%  118.0%
                                      =====   =====   =====   =====   =====
Total insurance operations
      Loss ratio ...................   73.1%   70.0%   67.1%   70.9%   75.6%
      Expense ratio ................   33.1    33.6    32.5    30.4    30.7
                                      -----   -----   -----   -----   -----
        Combined ratio .............  106.2%  103.6%   99.6%  101.3%  106.3%
                                      =====   =====   =====   =====   =====
Property and casualty insurance
  industry averages (1)
      Loss ratio ...................   73.7%   78.3%   78.9%   81.1%   79.5%
      Expense ratio ................   28.1    27.5    26.1    27.3    27.4
                                      -----   -----   -----   -----   -----
        Combined ratio .............  101.8%  105.8%  105.0%  108.4%  106.9%
                                      =====   =====   =====   =====   =====

(1) As reported by A.M. Best Company. The ratio for 1997 is an estimate; the actual combined ratio is not currently available.

REINSURANCE CEDED

  The following table presents amounts due to the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums as of December 31, 1997:
                                                                    1997
                                           Amount      Percent     Best's
                                        recoverable    of total    rating
                                        -----------    --------    ------
Wisconsin Compensation Rating Bureau .. $ 5,721,614        38.7%      (1)
American Re-Insurance Company .........   1,784,051        12.1        A+
National Workers' Compensation
  Reinsurance Pool ....................   1,678,319        11.3       (1)
General Reinsurance Company............     772,022         5.2        A++
Kemper Reinsurance Company ............     448,801         3.0        A
Minnesota Workers' Compensation
  Reinsurance Association ............      388,411         2.6       (2)
Mutual Reinsurance Bureau (MRB)........     361,890         2.5       (3)
North Carolina Reinsurance Facility....     350,290         2.4       (4)
Hartford Fire Insurance Company .......     306,245         2.1        A+
PMA Reinsurance Corporation ...........     287,359         1.9        A+
Other Reinsurers ......................   2,697,754        18.2
                                        -----------       -----
      Total ........................... $14,796,756(5)    100.0%
                                        ===========       =====

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

(2) The amount recoverable reflects the property and casualty insurance subsidiaries' pool participation percentage of amounts ceded to this association by the pool members under a reinsurance contract that provides protection for workers' compensation losses in excess of $1,080,000 per occurrence. Credit risk associated with this amount is minimal as all companies writing direct workers' compensation business in the state of Minnesota are responsible for the liabilities of this association on a pro rata basis.

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

(5) The total amount at December 31, 1997 represented $571,541 in paid losses and settlement expenses recoverable, $13,030,150 in unpaid losses and settlement expenses recoverable and $1,195,065 in unearned premiums recoverable.

     The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred for the three years ended December 31, 1997 is presented below.
                                              Year ended December 31,
                                     ----------------------------------------
                                         1997          1996          1995
Premiums written:                    ------------  ------------  ------------
    Direct ........................  $175,350,677  $156,161,030  $152,579,014
    Assumed from nonaffiliates ....     1,219,564     1,951,071     3,282,699
    Assumed from affiliates .......   178,624,357   161,671,754   159,253,136
    Ceded to nonaffiliates ........    (5,615,772)   (7,930,381)   (8,365,648)
    Ceded to affiliates ...........  (164,978,055) (147,467,508) (143,259,942)
                                     ------------  ------------  ------------
      Net premiums written ........  $184,600,771  $164,385,966  $163,489,259
                                     ============  ============  ============
Premiums earned:
    Direct ........................  $169,304,584  $154,859,778  $151,450,871
    Assumed from nonaffiliates ....     1,403,778     2,350,321     3,548,647
    Assumed from affiliates .......   171,514,339   162,326,189   157,897,322
    Ceded to nonaffiliates ........    (5,937,679)   (8,219,290)   (8,680,800)
    Ceded to affiliates ...........  (159,066,776) (146,126,332) (141,949,790)
                                     ------------  ------------  ------------
      Net premiums earned .........  $177,218,246  $165,190,666  $162,266,250
                                     ============  ============  ============

Losses and settlement expenses
  incurred:
    Direct ........................  $126,922,536  $117,368,771  $ 98,651,399
    Assumed from nonaffiliates ....       926,403       948,218       608,796
    Assumed from affiliates .......   122,827,934   113,083,014   100,098,436
    Ceded to nonaffiliates ........    (3,364,737)   (6,817,132)   (2,036,962)
    Ceded to affiliates ...........  (117,458,832) (109,215,656)  (89,169,391)
                                     ------------  ------------  ------------
      Net losses and settlement
        expenses incurred .........  $129,853,304  $115,367,215  $108,152,278
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

     The amount of reserves for unreported claims is determined on the basis of statistical information for each line of insurance with respect to the probable number and nature of claims arising from occurrences which have not yet been reported. Established reserves are closely monitored and are frequently recomputed using a variety of formulas and statistical techniques for analyzing actual claim costs, frequency data and other economic and social factors.

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

     Settlement expense reserves are intended to cover the ultimate cost of investigating claims and defending lawsuits arising from claims. These reserves are established each year based on previous years experience to project the ultimate cost of settlement expenses. To the extent that adjustments are required to be made in the amount of loss reserves each year, settlement expense reserves are correspondingly revised.

     Despite the inherent uncertainties of estimating insurance company loss and settlement expense reserves, management believes that the Company's reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that the Company's reserves for losses and settlement expenses at December 31, 1997 are adequate.

      The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the property and casualty insurance subsidiaries, the reinsurance subsidiary and the nonstandard risk automobile insurance subsidiary. Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements.

                                              Year ended December 31,
                                     ----------------------------------------
                                         1997          1996          1995
                                     ------------  ------------  ------------
Gross reserves for losses and
  settlement expenses, beginning
  of year .......................... $202,502,986  $205,422,109  $203,181,615

Ceded reserves for losses and
  settlement expenses, beginning
  of year ..........................   13,796,769    12,226,680    14,146,874
                                     ------------  ------------  ------------
Net reserves for losses and
  settlement expenses, beginning
  of year, before adjustments ......  188,706,217   193,195,429   189,034,741
                                     ------------  ------------  ------------
Adjustment to beginning reserves
  due to the change in the
  property and casualty insurance
  subsidiaries' pooling agreement...    3,795,453             -             -

Adjustment to beginning reserves
  due to the change in the
  reinsurance subsidiary's quota
  share percentage .................    2,726,913             -             -
                                     ------------  ------------  ------------
Net reserves for losses and
  settlement expenses, beginning
  of year, after adjustments .......  195,228,583   193,195,429   189,034,741

Incurred losses and
  settlement expenses:
----------------------
    Provision for insured events
      of the current year ..........  137,300,762   131,375,234   123,876,601

    Decrease in provision for
      insured events of prior years    (7,447,458)  (16,008,019)  (15,724,323)
                                     ------------  ------------  ------------
        Total incurred losses and
          settlement expenses ......  129,853,304   115,367,215   108,152,278
                                     ------------  ------------  ------------
Payments:
---------
  Losses and settlement expenses
    attributable to insured events
    of the current year ............   57,649,830    59,948,110    48,237,715

  Losses and settlement expenses
    attributable to insured events
    of prior years .................   62,684,265    59,908,317    55,753,875
                                     ------------  ------------  ------------
        Total payments (1) .........  120,334,095   119,856,427   103,991,590
                                     ------------  ------------  ------------
Net reserves for losses and
  settlement expenses, end of year    204,747,792   188,706,217   193,195,429

Ceded reserves for losses and
  settlement expenses, end of year     13,030,150    13,796,769    12,226,680
                                     ------------  ------------  ------------
Gross reserves for losses and
  settlement expenses, end of year   $217,777,942  $202,502,986  $205,422,109
                                     ============  ============  ============

(1) Loss and settlement expense payments reported in the Company's financial statements for the year 1997 totaled $113,811,729. This amount reflects an adjustment of ($3,795,453) related to the change in the property and casualty insurance subsidiaries' pooling agreement and ($2,726,913) related to the change in the reinsurance subsidiary's quota share percentage. These adjustments were made to offset the income statement effect that resulted from the $6,522,366 increase in reserves for losses and settlement expenses on January 1, 1997 related to these transactions.

     The following table shows the calendar year development of loss and settlement expense reserves of the property and casualty insurance subsidiaries, the reinsurance subsidiary and the nonstandard risk automobile insurance subsidiary. Amounts presented are on a net basis with, beginning in 1992, (i) a reconciliation of the net loss and settlement expense reserves, to the gross amounts presented in the consolidated financial statements and (ii) disclosure of the gross re-estimated loss and settlement expense reserves and the related re-estimated reinsurance receivables.

     Reflected in this table is (1) the increase in the reinsurance subsidiary's quota share assumption of Employers Mutual's assumed reinsurance business from 75 percent to 95 percent in 1988, (2) the increase in the property and casualty insurance subsidiaries' collective participation in the pool from 17 percent to 22 percent in 1992, (3) the change in the pooling agreement whereby effective January 1, 1993 the voluntary reinsurance business written by Employers Mutual is no longer subject to cession to the pool members, (4) the commutation of two reinsurance contracts under the reinsurance subsidiary's quota share agreement in 1993, (5) the gross-up of reserve amounts associated with the National Workers' Compensation Reinsurance Pool at December 31, 1993, (6) the reinsurance subsidiary's commutation of all outstanding reinsurance balances ceded to Employers Mutual under catastrophe and aggregate excess of loss reinsurance treaties related to accident years 1991 through 1993 in 1994, (7) the increase in the reinsurance subsidiary's quota share assumption of Employers Mutual's assumed reinsurance business from 95 percent to 100 percent in 1997 and (8) the addition of a new participant to the pooling agreement effective January 1, 1997.

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

     During the last three years the Company has experienced favorable development in the provision for insured events of prior years. The majority of the favorable development has come from the property and casualty insurance subsidiaries, which have benefitted from state reform measures in workers' compensation insurance and various loss control functions implemented by Employers Mutual. Favorable development has also been experienced in the reinsurance subsidiary and the nonstandard risk auto insurance subsidiary, but to a lesser degree.

     The property and casualty insurance subsidiaries have historically experienced favorable development in their reserves and current reserving practices have not been relaxed; however, the level of redundancies experienced in 1996 and 1995 is not expected to continue.

                                                                 Year ended December 31,
                                 --------------------------------------------------------------------------------------------------
(Dollars in thousands)             1987     1988     1989     1990     1991     1992     1993     1994     1995     1996     1997
                                 --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Statutory reserves for losses
  and settlement expenses ...... $109,088  121,667  127,870  131,623  139,317  180,797  182,072  191,514  196,293  191,892  205,606

Reclassification of reserve
  amounts associated with the
  National Workers' Compensation
  Reinsurance Pool .............    2,378    2,911    3,855    4,338    6,830   11,364        -        -        -        -        -

Retroactive restatement of
  reserves in conjunction with
  admittance of a new participant
  into the pooling agreement ...    1,639    1,469    1,777    2,184    2,461    2,621    2,852    3,039    3,515    3,796        -
                                  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Statutory reserves after
  reclassification .............  113,105  126,047  133,502  138,145  148,608  194,782  184,924  194,553  199,808  195,688  205,606

GAAP adjustments:
  Salvage and subrogation ......     (930)    (930)    (930)  (1,203)  (1,284)  (2,026)  (1,804)  (1,799)  (2,369)  (2,400)       -

  Reclass of statutory settlement
    expense portion of
    retirement benefit liability        -        -        -        -        -        -     (601)    (680)    (729)    (786)    (858)
                                  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Reserves for losses and
  settlement expenses ..........  112,175  125,117  132,572  136,942  147,324  192,756  182,519  192,074  196,710  192,502  204,748

Paid (cumulative) as of:
  One year later ...............   25,462   36,488   44,341   44,694   32,647   80,171   61,738   59,136   63,613   63,494        -
  Two years later ..............   46,154   57,836   66,075   59,033   78,792  109,023   88,056   87,480   91,951        -        -
  Three years later ............   63,144   72,343   77,146   95,435   95,149  125,856  105,173  104,805        -        -        -
  Four years later .............   71,616   79,183  106,557  104,502  104,531  135,099  114,377        -        -        -        -
  Five years later .............   77,271  105,572  112,201  109,990  109,662  141,023        -        -        -        -        -
  Six years later ..............  101,726  108,794  115,213  113,479  113,663        -        -        -        -        -        -
  Seven years later ............  103,955  110,746  117,797  116,340        -        -        -        -        -        -        -
  Eight years later ............  105,486  112,626  119,674        -        -        -        -        -        -        -        -
  Nine years later .............  107,001  114,260        -        -        -        -        -        -        -        -        -
  Ten years later ..............  108,586        -        -        -        -        -        -        -        -        -        -

Reserves reestimated as of:
  End of year ..................  112,175  125,117  132,572  136,942  147,324  192,756  182,519  192,074  196,710  192,502  204,748
  One year later ...............  109,865  124,455  135,523  140,794  151,771  191,986  174,865  175,065  179,240  185,054        -
  Two years later ..............  111,571  124,404  137,408  141,353  147,993  187,185  165,481  168,254  176,280        -        -
  Three years later ............  113,724  126,140  137,138  139,774  144,649  181,915  161,805  167,485        -        -        -
  Four years later .............  117,060  128,087  137,656  139,233  144,144  181,783  161,803        -        -        -        -
  Five years later .............  119,352  128,491  136,945  139,989  144,449  182,477        -        -        -        -        -
  Six years later ..............  120,165  127,944  138,758  140,679  145,503        -        -        -        -        -        -
  Seven years later ............  120,354  130,086  140,372  141,731        -        -        -        -        -        -        -
  Eight years later ............  122,579  131,700  141,746        -        -        -        -        -        -        -        -
  Nine years later .............  124,121  133,171        -        -        -        -        -        -        -        -        -
  Ten years later ..............  125,665        -        -        -        -        -        -        -        -        -        -
                                 --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Cumulative redundancy
  (Deficiency) ................. $(13,490)  (8,054)  (9,174)  (4,789)   1,821   10,279   20,716   24,589   20,430    7,448        -
                                 ========  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======
Gross loss and settlement expense reserves - end of year  (A) ........................ $199,974  206,221  208,937  206,298  217,778

Reinsurance receivables ..............................................................   17,455   14,147   12,227   13,797   13,030
                                                                                       --------  -------  -------  -------  -------
Net loss and settlement expense reserves - end of year ............................... $182,519  192,074  196,710  192,501  204,748
                                                                                       ========  =======  =======  =======  =======
Gross re-estimated reserves - latest (B) ............................................. $176,159  180,531  190,073  200,031  217,778
Re-estimated reinsurance receivables - latest ........................................   14,356   13,046   13,793   14,977   13,030
                                                                                       --------  -------  -------  -------  -------
Net re-estimated reserves - latest ................................................... $161,803  167,485  176,280  185,054  204,748
                                                                                       ========  =======  =======  =======  =======
Gross cumulative redundancy (deficiency) (A-B) ....................................... $ 23,815   25,690   18,864    6,267        -
                                                                                       ========  =======  =======  =======  =======

Asbestos and Environmental Claims

     The Company has exposure to asbestos and environmental related claims associated with the insurance business wriiten by the parties to the pooling agreement and the reinsurance business assumed from Employers Mutual by the reinsurance subsidiary.

     Estimating loss and settlement expense reserves for asbestos and environmental claims is very difficult due to the many uncertainties surrounding these types of claims. Such uncertainties include the fact that the assignment of responsibility varies widely by state and claims often emerge long after the policy has expired, which makes assignment of damages to the appropriate party and to the time period covered by a particular policy difficult. In establishing reserves for these types of claims, management monitors the relevant facts concerning each claim, the current status of the legal environment, the social and political conditions and the claim history and trends within the Company and the industry.

     Based upon current facts, management believes the reserves established for asbestos and environmental related claims at December 31, 1997 are adequate. Although future changes in the legal and political environment may result in adjustments to these reserves, management believes any adjustments will not have a material impact on the financial condition or results of operations of the Company.

Asbestos Claims

     The Company's asbestos claim activity primarily relates to bodily injury claims where a former insured has been named as one of multiple defendants covering exposure over many years.

     The following table presents selected data on asbestos related losses and settlement expenses incurred and reserves outstanding for the Company:

                                                   Year ended December 31,
                                              -------------------------------
                                                 1997       1996       1995
                                              ---------- ---------- ---------
Total losses incurred ....................... $  394,524 $  100,090 $ 336,899
Total settlement expenses incurred ..........     25,246      5,847   (31,667)
  Total losses and settlement expenses        ---------- ---------- ---------
    incurred ................................ $  419,770 $  105,937 $ 305,232
                                              ========== ========== =========
Loss reserves ............................... $  942,822 $  662,910 $ 581,549
Settlement expense reserves .................     32,909     28,089    32,117
                                              ---------- ---------- ---------
  Total loss and settlement expense reserves  $  975,731 $  690,999 $ 613,666
                                              ========== ========== =========
Number of outstanding claims ................         92         57        71
                                              ========== ========== =========

     The incurred and reserve amounts for 1997, 1996 and 1995 reflect 63, 40 and 25 claims, respectively, by individuals asserting asbestos exposure to products allegedly manufactured by a former insured.

Environmental Claims

     The Company's environmental claims activity is predominately related to pollution from hazardous waste of former insureds. The parties to the pooling agreement have not written primary coverage for the major oil or chemical companies. The greatest exposure arises out of claims from small regional operations or local businesses having pollution on their own property due to hazardous material use or leaking underground storage tanks. These insureds include small manufacturing operations, tool makers, automobile dealerships, contractors and gasoline stations. The remaining exposure arises out of commercial general liability and umbrella policies issued during the 1970's and early 1980's which allegedly cover contamination emanating from closed landfills. Claims related to misdeliveries or minor spills of petroleum products covered under properly endorsed commercial auto policies are not considered environmental claims since coverage is normally not disputed, damages are readily determinable and settlement normally occurs over a short period of time.

     The following table presents selected data on environmental losses and settlement expenses incurred and reserves outstanding for the Company.

                                                Year ended December 31,
                                           ----------------------------------
                                              1997        1996        1995
                                           ----------  ----------  ----------
Total losses incurred .................... $  374,822  $   85,454  $  892,250
Total settlement expenses incurred .......     25,615     (27,761)    185,412
                                           ----------  ----------  ----------
  Total losses and settlement expenses
    incurred ............................. $  400,437  $   57,693  $1,077,662
                                           ==========  ==========  ==========
Loss reserves ............................ $1,184,569  $1,103,466  $1,109,072
Settlement expense reserves ..............    252,435     308,145     345,897
                                           ----------  ----------  ----------
  Total loss and settlement expense
    reserves ............................. $1,437,004  $1,411,611  $1,454,969
                                           ==========  ==========  ==========
Number of outstanding claims .............         46          63          58
                                           ==========  ==========  ==========

     Included in the above table at December 31, 1997, 1996 and 1995 are two closed landfills which involve three and six policyholders, respectively. Coverage is disputed in all 46 of the claims which were outstanding at December 31, 1997. The coverage disputes relate to claims involving contamination at or from (i) insured property and (ii) closed landfills based on the generation of waste disposed of at these sites.

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

INVESTMENTS
-----------
     Securities classified as held-to-maturity are purchased with the intent and ability to be held to maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the financial statements. All other securities have been classified as securities available-for-sale and are carried at fair value, with unrealized holding gains and losses reported as a separate component of stockholders' equity, net of tax.

     At December 31, 1997, approximately 90 percent of the Company's bonds were invested in government or government agency issued securities. A variety of maturities are maintained in the Company's portfolio to assure adequate liquidity. The maturity structure of bond investments is also established by the relative attractiveness of yields on short, intermediate and long-term bonds. The Company does not invest in any high-yield debt investments (commonly referred to as junk bonds).

     The Company's equity investment holdings include common stock mutual funds and preferred stocks.

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

     In 1996 the National Association of Insurance Commissioners (NAIC) adopted model legislation governing insurance company investments. This model investment law has been adopted by one state (Illinois) and is not expected to have a material impact on the operations of the Company's insurance subsidiaries.

     The investments of EMC Insurance Group Inc. and its subsidiaries are supervised by investment committees of each entity's respective board of directors. The bond and preferred stock portfolios are managed by an internal staff which is composed of employees of Employers Mutual. The mutual fund equity portfolios are managed by outside fund managers.

     Investment expenses are based on actual expenses incurred plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted average of total invested assets and number of investment transactions.

      The following table shows the composition of the Company's investment portfolio (at amortized cost), by type of security, as of December 31, 1997 and 1996. In the Company's consolidated financial statements, securities held-to-maturity are carried at amortized cost; securities available-for-sale are carried at fair value.

                                            Year ended December 31,
                                 --------------------------------------------
                                           1997                  1996
                                 ---------------------  ---------------------
                                   Amortized              Amortized
                                     cost      Percent      cost      Percent
                                 ------------  -------  ------------  -------
Securities held-to-maturity:
  Fixed maturity securities:
    U.S. treasury securities
      and obligations of U.S.
      government corporations
      and agencies ............. $103,826,052     26.0% $113,288,092     30.3%
    Obligations of states and
      political subdivisions ...   41,989,442     10.5    30,975,611      8.3
    Mortgage-backed securities     40,013,569     10.0    44,122,018     11.8
                                 ------------  -------  ------------   ------
      Total securities held-
        to-maturity ............  185,829,063     46.5   188,385,721     50.4
                                 ------------  -------  ------------   ------
Securities available-for-sale:
  Fixed maturity securities:
    Obligations of states and
      political subdivisions ...  130,945,594     32.8   114,538,500     30.6
    Foreign governments ........            -        -     2,573,101       .7
    Public utilities ...........    8,760,899      2.2     8,970,242      2.4
    Corporate securities .......   32,861,713      8.2    20,023,965      5.3
    Redeemable preferred stocks       149,000        -       688,350       .2
                                 ------------  -------  ------------   ------
      Total fixed maturity
        securities .............  172,717,206     43.2   146,794,158     39.2

  Equity securities:
    Common stock mutual funds ..   20,988,146      5.3    15,963,269      4.3
    Non-redeemable preferred
      stocks ...................    5,273,011      1.3     5,273,012      1.4
                                 ------------   ------  ------------   ------
      Total equity securities ..   26,261,157      6.6    21,236,281      5.7
                                 ------------   ------  ------------   ------
      Total securities
        available-for-sale .....  198,978,363     49.8   168,030,439     44.9
                                 ------------   ------  ------------   ------

Short-term investments .........   14,926,994      3.7    17,553,606      4.7
                                 ------------   ------  ------------   ------
      Total investments ........ $399,734,420    100.0% $373,969,766    100.0%
                                 ============   ======  ============   ======

     Fixed maturity securities held by the Company generally have an investment quality rating of "A" or better by independent rating agencies. The following table shows the composition of the Company's fixed maturity securities, by rating, as of December 31, 1997.

                                  Securities               Securities
                               held-to-maturity        available-for-sale
                             (at amortized cost)        (at fair value)
                            ---------------------    ---------------------
                               Amount     Percent       Amount     Percent
Rating(1)                   ------------  -------    ------------  -------
  Aaa ..................... $185,829,063    100.0%   $ 46,374,134     25.8%
  Aa ......................            -        -      56,387,608     31.4
  A .......................            -        -      76,037,537     42.3
  Baa .....................            -        -         352,209       .2
  Ba ......................            -        -         501,250       .3
                            ------------   ------    ------------   ------
    Total fixed maturities  $185,829,063    100.0%   $179,652,738    100.0%
                            ============   ======    ============   ======

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

     The amortized cost and estimated fair value of fixed maturity securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                                Estimated
                                                Amortized         fair
                                                  cost            value
                                              ------------    ------------
Securities held-to-maturity:
  Due in one year or less ................... $ 13,989,831    $ 14,142,820
  Due after one year through five years .....   50,088,102      51,876,854
  Due after five years through ten years ....   66,752,623      70,871,137
  Due after ten years .......................   14,984,941      15,354,268
  Mortgage-backed securities ................   40,013,566      41,589,934
                                              ------------    ------------
    Totals .................................. $185,829,063    $193,835,013
                                              ============    ============
Securities available-for-sale:
  Due in one year or less ................... $ 13,803,121    $ 13,816,747
  Due after one year through five years .....   56,240,665      57,182,974
  Due after five years through ten years ....   42,789,912      45,216,266
  Due after ten years .......................   59,883,508      63,436,751
                                              ------------    ------------
    Totals .................................. $172,717,206    $179,652,738
                                              ============    ============

     The mortgage-backed securities shown in the above table include $22,523,833 of securities issued by government corporations and agencies and $17,489,733 of collateralized mortgage obligations (CMOs). CMOs are securities backed by mortgages on real estate which come due at various times. The Company has attempted to minimize the prepayment risks associated with mortgage-backed securities by not investing in "principal only" and "interest only" CMOs. The CMOs that the Company has invested in are designed to reduce the risk of prepayment by providing predictable principal payment schedules within a designated range of prepayments. Investment yields may vary from those anticipated due to changes in prepayment patterns of the underlying collateral.

     Investment results of the Company for the periods indicated are shown in the following table:

                                              Year ended December 31,
                                     ----------------------------------------
                                         1997          1996          1995
                                     ------------  ------------  ------------
Average invested assets (1) ........ $386,852,093  $367,276,871  $349,036,057
Investment income (2) ..............   23,759,988    23,907,599    23,173,794
Average yield ......................         6.14%         6.51%         6.64%
Realized investment gains .......... $  4,100,006  $  1,890,923  $  1,043,730

(1) Average of the aggregate invested amounts (amortized cost) at the beginning and end of the year.

(2) Investment income is net of investment expenses and does not include realized gains or provision for income taxes.

EMPLOYEES
---------
     EMC Insurance Group Inc. has no employees of its own, although approximately 15 employees of Employers Mutual perform administrative duties on a part-time basis. Otherwise, the Company's business activities are conducted by employees of Employers Mutual, the nonstandard risk automobile insurance subsidiary and one of the property and casualty insurance subsidiaries, which have 1,782, 13 and 67 employees, respectively. The property and casualty insurance subsidiaries share the costs associated with the pooling agreement in accordance with their pool participation percentages. See "Property and Casualty Insurance - Pooling Agreement."

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

     State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer's surplus as regards policyholders be reasonable and adequate in relation to its liabilities. Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance. "Extraordinary" dividends or distributions are subject to prior approval and are defined as dividends or distributions which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis. Both Illinois and North Dakota impose restrictions which are similar to those of Iowa on the payment of dividends and distributions. At December 31, 1997, $12,722,219 was available for distribution in 1998 to EMC Insurance Group Inc. without prior approval. See note 6 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

     The NAIC utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify property/casualty insurers that are in (or are perceived as approaching) financial difficulty by establishing minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 1997, each of the Company's insurance subsidiaries has a ratio of total adjusted capital to risk-based capital well in excess of the minimum level required.

ITEM 2.  PROPERTIES.
-------  -----------
     Lease costs of the Company's two office facilities in West Des Moines, Iowa total approximately $71,000 and $31,000 annually. These leases expire on February 28, 1998 and November 30, 1998, at which time the operations will move into facilities owned by Employers Mutual.

     Lease costs of the Company's office facilities in Oak Brook, Illinois, and Bismarck, North Dakota, which total approximately $288,000 and $128,000 annually, are included as expenses under the pooling agreement. Expenses of office facilities owned and leased by Employers Mutual are borne by the parties to the pooling agreement, less the rent received from the space used and paid for by non-insurance subsidiaries and outside tenants. See "Property and Casualty Insurance - Pooling Agreement" under Item 1 of this Form 10-K.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

     None.

                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------  -------------------------------------------------
         STOCKHOLDER MATTERS.
         --------------------

     The "Market for Common Stock and Related Security Holder Matters" section from the Company's Annual Report to Stockholders for the year ended December 31, 1997, which is included as Exhibit 13(d) to this Form 10-K, is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

     The "Selected Consolidated Financial Data" section from the Company's Annual Report to Stockholders for the year ended December 31, 1997, which is included as Exhibit 13(a) to this Form 10-K, is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section from the Company's Annual Report to Stockholders for the year ended December 31, 1997, which is included as
Exhibit 13(b) to this Form 10-K, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

     The consolidated financial statements from the Company's Annual Report to Stockholders for the year ended December 31, 1997, which is included as
Exhibit 13(c) to this Form 10-K, are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------  ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         ------------------------------------
     None.

                                   PART III
                                   --------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

     See the information under the caption "Election of Directors" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 21, 1998, which information is incorporated herein by reference.

     The following sets forth information regarding all executive officers of the Company.

         NAME         AGE                      POSITION


Bruce G. Kelley        44        President and Chief Executive Officer of the
                                 Company and of Employers Mutual since 1992 and Treasurer of both organizations since
                                 1996.  He was elected President of the
                                 Company and Employers Mutual in 1991.
                                 Mr. Kelley was Executive Vice President of the Company and Employers Mutual from 1989 to 1991. He has been employed by Employers
                                 Mutual since 1985.


Fred A. Schiek         63        Executive Vice President and Chief Operating
                                 Officer of the Company and of Employers
                                 Mutual since 1992.  He was Vice President of
                                 Employers Mutual from 1983 until 1992. He has been employed by Employers Mutual since
                                 1959.


John D. Isenhart       60        Senior Vice President of the Company since
                                 1997 and of Employers Mutual since 1992.
                                 He has been employed by Employers Mutual since 1963.


Margaret A. Ball       59        Senior Vice President of the Company since
                                 February 1998 and of Employers Mutual since
                                 1997.  She has been employed by Employers
                                 Mutual since 1971.



Ronald W. Jean         49        Senior Vice President of the Company and
                                 Employers Mutual since 1997. He has been employed by Employers Mutual since 1979.



Raymond W. Davis       52        Vice President of the Company and Employers
                                 Mutual since 1985. He has been employed by Employers Mutual since 1979.

          NAME         AGE                      POSITION

Donald D. Klemme       52        Vice President and Secretary of the Company
                                 since 1996.  Vice President of Employers
                                 Mutual since 1987. He has been employed by Employers Mutual since 1972.

David O. Narigon       45        Vice President of the Company and of
                                 Employers Mutual since 1989. He has been employed by Employers Mutual since 1983.

Mark E. Reese          40        Vice President of the Company and Employers
                                 Mutual since 1996 and Chief Financial Officer of the Company and Employers Mutual since
                                 1997.  He has been employed by Employers
                                 Mutual since 1984.


Section 16(a) Beneficial Ownership Reporting Compliance

     On February 28, 1995, Mr. Ronnie D. Hallenbeck was designated as a
Section 16 reporting person, however, the Company failed to inform him of this status until February 23, 1998. Due to this lack of notice, Mr. Hallenbeck was not aware of his obligation to file appropriate reports required by
Section 16(a) of the Securities Exchange Act of 1934. Since being advised of this designation, Mr. Hallenbeck has filed two late reports identifying his status as a reporting person and nine events which were not reported on a timely basis. All of Mr. Hallenbeck's activities during this period of non-reporting involved purchases of Company stock resulting in his current holdings of 610 shares and periodic awards of options under Employers Mutual's Incentive Stock Option Plan.

ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

     See the information under the caption "Compensation of Management" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 21, 1998, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

     See the information under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 21, 1998, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

     See the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 21, 1998, which information is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------

(a)  List of Financial Statements and Schedules.
                                                                        Page
                                                                        ----
     1.  Financial Statements

         Independent Auditors' Report ................................    8*
         Consolidated Balance Sheets, December 31, 1997 and 1996 .....  21-22*
         Consolidated Statements of Income for the Years ended
            December 31, 1997, 1996 and 1995 .........................    23*
         Consolidated Statements of Stockholders' Equity for the
            Years ended December 31, 1997, 1996 and 1995 .............    24*
         Consolidated Statements of Cash Flows for the Years ended
            December 31, 1997, 1996 and 1995 .........................  25-26*
         Notes to Consolidated Financial Statements ..................  27-48*

                                                                     Form 10-K
     2.  Schedules                                                      Page
                                                                       -------
         Independent Auditors' Report on Schedules ...................    33
         Schedule I   - Summary of Investments .......................    34
         Schedule II  - Condensed Financial Information of Registrant     35
         Schedule III - Supplementary Insurance Information ..........    38
         Schedule IV  - Reinsurance ..................................    39
         Schedule VI  - Supplemental Information Concerning
                          Property-Casualty Insurance Operations .....    40

         All other schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in notes to consolidated financial statements or are not significant in amount.

         * Refers to the respective page of EMC Insurance Group Inc.'s 1997 Annual Report to Stockholders. The Consolidated Financial Statements and Independent Auditors' Report, which are included as Exhibit 13(c), are incorporated by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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

         (k) Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan. (Incorporated by reference to Registration No. 33-49335.)

         (l) 1993 Employers Mutual Casualty Company Incentive Stock Option Plan. (Incorporated by reference to Registration Nos. 33-49337 and 333-45279.)

         (m) Employers Mutual Casualty Company Non-Employee Director Stock Option Plan. (Incorporated by reference to Registration No. 33-49339.)

         (n) Employers Mutual Casualty Company Supplemental Executive Retirement Plan. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1995.)

    13.  Annual Report to Security Holders.

         (a) Selected Financial Data from the Company's 1997 Annual Report to Stockholders.

         (b) Management's Discussion and Analysis of Financial Condition and Results of Operations from the Company's 1997 Annual Report to Stockholders.

         (c) Consolidated Financial Statements from the Company's 1997 Annual Report to Stockholders.

         (d) Market for Common Stock and Related Security Holder Matters from the Company's 1997 Annual Report to Stockholders.

    21.  Subsidiaries of the Registrant.

    23. Consent of KPMG Peat Marwick LLP with respect to Forms S-8 (Registration Nos. 2-93738, 33-49335, 33-49337, 33-49339 and
         333-45279) and Form S-3 (Registration No. 33-34499).

    24.  Power of Attorney.


(d) Financial statements required by Regulation S-X which are excluded from the Annual Report to Stockholders by Rule 14a-3(b)(1).

     None.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 1998.


                        EMC INSURANCE GROUP INC.

                        /s/ Bruce G. Kelley
                        ------------------------
                        Bruce G. Kelley
                        President, Treasurer and
                        Chief Executive Officer

                        /s/ Mark E. Reese
                        ------------------------
                        Mark E. Reese
                        Vice President - Chief Financial Officer
                        (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 1998.


                        /s/ Mark E. Reese
                        ------------------------
                        George C. Carpenter III*
                        Director

                        /s/ Mark E. Reese
                        ------------------------
                        E. H. Creese*
                        Director

                        /s/ Mark E. Reese
                        ------------------------
                        David J. Fisher*
                        Director

                        /s/ Bruce G. Kelley
                        ------------------------
                        Bruce G. Kelley
                        Director

                        /s/ Mark E. Reese
                        ------------------------
                        George W. Kochheiser*
                        Chairman of the Board

                        /s/ Mark E. Reese
                        ------------------------
                        Raymond A. Michel*
                        Director

                        /s/ Mark E. Reese
                        ------------------------
                        Fredrick A. Schiek*
                        Director



* by power of attorney

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULES



The Board of Directors and Stockholders
EMC Insurance Group Inc.:

     Under date of February 26, 1998, we reported on the consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in Part II, Item 8 of the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related supplementary financial statement schedules listed in Part IV, Item 14(a)2. These supplementary financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these supplementary financial statement schedules based on our audits.

     In our opinion, such supplementary financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                        /s/ KPMG Peat Marwick LLP


Des Moines, Iowa
February 26, 1998

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                     Schedule I - Summary of Investments -
                   Other Than Investments in Related Parties

                              December 31, 1997

                                                                   Amount at
                                                                  which shown
                                                      Fair          in the
       Type of investment                Cost         value      balance sheet
       ------------------            ------------  ------------  -------------
Securities held-to-maturity:
  Fixed maturities:
    United States Government
      and government agencies
      and authorities .............. $103,826,052  $109,820,127   $103,826,052
    States, municipalities and
      political subdivisions .......   41,989,442    42,424,949     41,989,442
    Mortgage - backed securities ...   40,013,569    41,589,937     40,013,569
                                     ------------  ------------   ------------
     Total fixed maturity securities  185,829,063   193,835,013    185,829,063
                                     ------------  ------------   ------------
Securities available-for-sale:
  Fixed maturities:
    States, municipalities and
      political subdivisions .......  130,945,594   137,218,479    137,218,479
    Public utilities ...............    8,760,899     8,832,942      8,832,942
    Corporate securities ...........   32,861,713    33,446,729     33,446,729
    Redeemable preferred stocks ....      149,000       154,588        154,588
                                     ------------  ------------   ------------
     Total fixed maturity securities  172,717,206   179,652,738    179,652,738

  Equity securities:
    Common stock mutual funds ......   20,988,146    25,075,965     25,075,965
    Non-redeemable preferred stocks     5,273,011     5,896,767      5,896,767
                                     ------------  ------------   ------------
      Total equity securities ......   26,261,157    30,972,732     30,972,732

Short-term investments .............   14,926,994    14,926,994     14,926,994
                                     ------------  ------------   ------------

            Total investments ...... $399,734,420  $419,387,477   $411,381,527
                                     ============  ============   ============

                    EMC INSURANCE GROUP INC. AND SUBSIDIARIES

         Schedule II - Condensed Financial Information of Registrant

                            Condensed Balance Sheets


                                                         December 31,
                                                  --------------------------
                                                      1997          1996
ASSETS                                            ------------  ------------
------
Investment in common stock of
  subsidiaries (equity method) .................. $154,839,418  $141,767,346
Fixed maturity securities held-to-maturity,
  at amortized cost .............................    6,494,491     4,488,040
Short-term investments ..........................      909,698     2,323,602
Cash ............................................        3,884       180,917
Accrued investment income .......................      108,945        74,259
Accounts receivable .............................      166,488        30,234
Indebtedness of related party ...................            -        14,375
                                                  ------------  ------------
     Total assets ............................... $162,522,924  $148,878,773
                                                  ============  ============

LIABILITIES
-----------
Accounts payable ................................ $    127,846  $    112,169
Income taxes payable ............................       37,000        37,000
Indebtedness to related party ...................        8,490             -
Deferred tax liability ..........................        3,132           576
                                                  ------------  ------------
     Total liabilities ..........................      176,468       149,745
                                                  ------------  ------------

STOCKHOLDERS' EQUITY
--------------------
Common stock, $1 par value,
  authorized 20,000,000 shares;
  issued and outstanding, 11,351,119 shares
  in 1997 and 11,084,461 shares in 1996 .........   11,351,119    11,084,461
Additional paid-in capital ......................   65,916,681    62,762,613
Retained earnings ...............................   85,078,656    74,881,954
                                                  ------------  ------------
     Total stockholders' equity .................  162,346,456   148,729,028
                                                  ------------  ------------
     Total liabilities and stockholders' equity   $162,522,924  $148,878,773
                                                  ============  ============

                    EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Condensed Statements of Income

                                              Years ended December 31,
                                        -------------------------------------
                                            1997         1996         1995
                                        -----------  -----------  -----------
Equity in undistributed earnings ...... $ 9,377,037  $11,914,842  $13,123,772
Dividends received from
  consolidated subsidiaries ...........   3,750,032    3,060,026    4,200,019
Investment income .....................     445,816      406,952      357,408
                                        -----------  -----------  -----------
                                         13,572,885   15,381,820   17,681,199

Operating expenses ....................     313,762      313,087      307,713
                                        -----------  -----------  -----------
   Income from operations before
     income taxes .....................  13,259,123   15,068,733   17,373,486

Income taxes ..........................      42,556       34,569       24,658
                                        -----------  -----------  -----------
              Net income............... $13,216,567  $15,034,164  $17,348,828
                                        ===========  ===========  ===========

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      Condensed Statements of Cash Flows


                                              Years ended December 31,
                                        -------------------------------------
                                            1997         1996         1995
                                        -----------  -----------  -----------
Net cash provided by
  operating activities ................ $ 3,702,567  $ 3,178,773  $ 4,269,852
                                        -----------  -----------  -----------
Cash flows from investing activities:
  Purchases of fixed maturity
    securities held-to-maturity .......  (3,999,340)  (2,485,938)  (2,002,500)
  Disposals of fixed maturity
    securities held-to-maturity .......   2,000,000    2,000,000            -
  Disposals of fixed maturity
    securities available-for-sale .....           -            -    1,000,000
  Net sales (purchases) of short-term
     investments ......................   1,413,904      364,526     (515,869)
                                        -----------  -----------  -----------
      Net cash used in
       investing activities ...........    (585,436)    (121,412)  (1,518,369)
                                        -----------  -----------  -----------
Cash flows from financing activities:
   Issuance of common stock ...........   1,019,919    1,251,119      850,317
   Dividends paid to stockholders .....  (4,314,083)  (4,017,222)  (3,653,299)
   (Purchases) sales of treasury
     stock, net .......................           -     (129,877)       9,646
                                        -----------  -----------  -----------
      Net cash used in financing
       activities .....................  (3,294,164)  (2,895,980)  (2,793,336)
                                        ------------ -----------  -----------

Net (decrease) increase in cash .......    (177,033)     161,381      (41,853)

Cash at beginning of year .............     180,917       19,536       61,389
                                        -----------  -----------  -----------

Cash at end of year ................... $     3,884  $   180,917  $    19,536
                                        ===========  ===========  ===========

Income taxes paid ..................... $    40,000  $    20,993  $    31,342

                                                            EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                                        Schedule III - Supplementary Insurance Information

                                                        For Years Ended December 31, 1997, 1996 and 1995

                                                                                                                     Amortization
                                    Deferred                                                                          of deferred
                                     policy      Losses and                                   Net       Losses and       policy
                                  acquisition    settlement     Unearned       Premium     investment   settlement   acquisition
            Segment                   costs       expenses      premiums       revenue       income      expenses       costs
            -------               -----------   ------------   -----------  ------------  -----------  ------------  ------------
Year ended December 31, 1997:
  Property and casualty insurance $ 8,711,171   $151,738,249   $46,506,654  $132,874,752  $15,528,726  $ 97,083,777  $ 25,328,393
  Reinsurance ...................   1,611,531     58,374,665     7,325,143    34,105,686    6,615,029    23,305,824     8,253,329
  Nonstandard risk automobile
    insurance ...................     237,955      7,665,028     1,025,666    10,237,808    1,011,799     9,463,703     2,360,370
  Excess and surplus lines
    insurance agency ............           -              -             -             -      158,618             -             -
  Parent company ................           -              -             -             -      445,816             -             -
                                  -----------   ------------   -----------  ------------  -----------  ------------  ------------
       Consolidated ............. $10,560,657   $217,777,942   $54,857,463  $177,218,246  $23,759,988  $129,853,304  $ 35,942,092
                                  ===========   ============   ===========  ============  ===========  ============  ============
Year ended December 31, 1996:
  Property and casualty insurance $ 7,335,953   $142,948,679   $40,278,119  $119,282,389  $15,828,102  $ 82,034,078  $ 22,505,659
  Reinsurance ...................   1,482,796     51,816,998     6,739,983    36,674,831    6,436,095    25,180,022     7,951,458
  Nonstandard risk automobile
    insurance ...................     203,114      7,737,309       890,852     9,233,446    1,111,896     8,153,115     2,097,616
  Excess and surplus lines
    insurance agency ............           -              -             -             -      124,554             -             -
  Parent company ................           -              -             -             -      406,952             -             -
                                  -----------   ------------   -----------  ------------  -----------  ------------  ------------
       Consolidated ............. $ 9,021,863   $202,502,986   $47,908,954  $165,190,666  $23,907,599  $115,367,215  $ 32,554,733
                                  ===========   ============   ===========  ============  ===========  ============  ============

Year ended December 31, 1995:
  Property and casualty insurance $ 6,777,303   $146,575,010   $39,973,174  $116,439,266  $15,428,401  $ 74,926,023  $ 21,742,128
  Reinsurance ...................   1,729,903     50,748,972     7,863,197    35,825,953    6,067,678    23,744,247     8,191,751
  Nonstandard risk automobile
    insurance ...................     207,563      8,098,127       930,776    10,001,031    1,175,392     9,482,008     2,218,737
  Excess and surplus lines
    insurance agency ............           -              -             -             -      144,915             -             -
  Parent company ................           -              -             -             -      357,408             -             -
                                  -----------   ------------   -----------  ------------  -----------  ------------  ------------
       Consolidated ............. $ 8,714,769   $205,422,109   $48,767,147  $162,266,250  $23,173,794  $108,152,278  $ 32,152,616
                                  ===========   ============   ===========  ============  ===========  ============  ============

                                     Other
                                  underwriting   Premiums
            Segment                expenses      written
            -------               -----------   ------------
Year ended December 31, 1997
Property and casualty insurance   $16,168,332   $139,537,302
Reinsurance ...................     3,498,497     34,690,846
Nonstandard risk automobile
  insurance ...................       604,897     10,372,622
Excess and surplus lines
  insurance agency ............      (417,252)             -
Parent company ................       313,762              -
                                  -----------   ------------
     Consolidated .............   $20,168,236   $184,600,771
                                  ===========   ============
Year ended December 31, 1996
Property and casualty insurance   $15,399,752   $119,640,828
Reinsurance ...................     3,506,366     35,551,617
Nonstandard risk automobile
  insurance ...................       541,985      9,193,521
Excess and surplus lines
  insurance agency ............      (333,880)             -
Parent company ................       313,087              -
                                  -----------   ------------
     Consolidated .............   $19,427,310   $164,385,966
                                  ===========   ============
Year ended December 31, 1995
Property and casualty insurance   $14,548,773   $117,736,744
Reinsurance ...................     3,391,578     35,933,493
Nonstandard risk automobile
  insurance ...................       557,028      9,819,022
Excess and surplus lines
  insurance agency ............      (338,001)             -
Parent company ................       307,713              -
                                  -----------   ------------
     Consolidated .............   $18,467,091   $163,489,259
                                  ===========   ============

                                         EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                                 Schedule IV - Reinsurance

                                     For years ended December 31, 1997, 1996 and 1995

                                                                                                    Percentage
                                                            Ceded to      Assumed                   of amount
                                               Gross          other      from other       Net        assumed
                                               amount       companies    companies       amount       to net
                                            ------------  ------------  ------------  ------------  ----------
Year ended December 31, 1997:
   Earned premiums:
     Consolidated property and casualty
       insurance .......................... $169,304,584  $165,004,455  $172,918,117  $177,218,246        97.6%
                                            ============  ============  ============  ============  ==========
Year ended December 31, 1996:
   Earned premiums:
     Consolidated property and casualty
       insurance .......................... $154,859,778  $154,345,622  $164,676,510  $165,190,666        99.7%
                                            ============  ============  ============  ============  ==========
Year ended December 31, 1995:
   Earned premiums:
     Consolidated property and casualty
       insurance .......................... $151,450,871  $150,630,590  $161,445,969  $162,266,250        99.5%
                                            ============  ============  ============  ============  ==========

                                           EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 Schedule VI - Supplemental Insurance Information Concerning
                                           Property-Casualty Insurance Operations

                         For Years Ended December 31, 1997, 1996 and 1995

                                                            Discount,
                                 Deferred    Reserves for   if any,
                                  policy      losses and    deducted                                    Net
Consolidated property-         acquisition    settlement      from      Unearned        Earned       investment
casualty entities                  costs       expenses     reserves    premiums       premiums        income
-----------------------------  -----------   ------------   --------   -----------   ------------   -----------
Year ended December 31, 1997:  $10,560,657   $217,777,942   $  -0-     $54,857,463   $177,218,246   $23,155,554
                               ===========   ============   ========   ===========   ============   ===========
Year ended December 31, 1996:  $ 9,021,863   $202,502,986   $  -0-     $47,908,954   $165,190,666   $23,376,093
                               ===========   ============   ========   ===========   ============   ===========
Year ended December 31, 1995:  $ 8,714,769   $205,422,109   $  -0-     $48,767,147   $162,266,250   $22,671,471
                               ===========   ============   ========   ===========   ============   ===========

                                       Losses and
                                   settlement expenses      Amortization
                                   incurred related to       of deferred       Paid
                                   (1)            (2)          policy       losses and
Consolidated property-           Current         Prior       acquisition    settlement      Premiums
casualty entities                  Year          Years          costs        expenses       Written
-----------------------------  ------------   -----------   ------------   ------------   ------------

Year ended December 31, 1997:  $137,300,762  ($ 7,447,458)  $ 35,942,092   $113,811,729   $184,600,771
                               ============   ===========   ============   ============   ============
Year ended December 31, 1996:  $131,375,234  ($16,008,019)  $ 32,554,733   $119,856,427   $164,385,966
                               ============   ===========   ============   ============   ============
Year ended December 31, 1995:  $123,876,601  ($15,724,323)  $ 32,152,616   $103,991,590   $163,489,259
                               ============   ===========   ============   ============   ============

Difference between Electronic and Circulated 10-k
--------------------------------------------------
The index to exhibits in the electronic format indicates the exhibits are included in the direct transmission. The circulated document contains the page numbers of the exhibits.

              EMC Insurance Group Inc. and Subsidiaries

                         Index to Exhibits


Exhibit
number                         Item
-------                        ----
  10(a)     Quota Share Reinsurance Contract            Included in
            between Employers Mutual Casualty           direct transmission
            Company and EMC Reinsurance Company.

  10(c)     EMC Insurance Companies reinsurance         Included in
            pooling agreements between Employers        direct transmission
            Mutual Casualty Company and certain of
            its affiliated companies.

  13(a)     Selected Financial Data.                    Included in
                                                        direct transmission

  13(b)     Management's Discussion and Analysis        Included in
            of Financial Condition and Results          direct transmission
            of Operations.

  13(c)     Financial Statements and Supplementary      Included in
            Data.                                       direct transmission

  13(d)     Market for Registrant's Common Equity       Included in
            and Related Stockholder Matters.            direct transmission

  21        Subsidiaries of the Registrant.             Included in
                                                        direct transmissin

  23        Consent of KPMG Peat Marwick LLP with       Included in
              respect to Forms S-8 and Form S-3.        direct transmission

  24        Power of Attorney.                          Included in
                                                        direct transmission