Form 10-Q
period 1998-03-31
EMC INSURANCE GROUP INC
filed 1998-05-15
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH  31, 1998
                               ----------------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
                              ------------------  ---------------------

Commission File Number: 0-10956
                       --------

                          EMC INSURANCE GROUP INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Iowa                                            42-6234555
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


717 Mulberry Street, Des Moines, Iowa                            50309
---------------------------------------                       ----------
(Address of principal executive office)                       (Zip Code)


                               (515) 280-2902
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at April 30, 1998
                  -----                      -----------------------------
     Common stock, $1.00 par value                       11,420,259


Total pages   16
            ------

PART I.  FINANCIAL INFORMATION
-------  ---------------------
Item 1.  Financial Statements
-------  ---------------------


                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                     March 31,   December 31,
                                                       1998          1997
                                                     ---------   ------------
ASSETS

Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (market value $192,174,421 and $193,835,013) $184,455,468  $185,829,063
    Securities available-for-sale, at market value
      (amortized cost $169,824,924 and
      $172,717,206) ..............................  176,507,120   179,652,738
  Equity securities available-for-sale, at market
    value (cost $25,867,407 and $26,261,157) .....   33,705,585    30,972,732
  Short-term investments, at cost ................   28,248,086    14,926,994
                                                   ------------  ------------
           Total investments .....................  422,916,259   411,381,527

Cash .............................................    1,820,850     1,200,300
Indebtedness of related party ....................            -       822,403
Accrued investment income ........................    5,778,665     5,752,295
Accounts receivable ..............................    1,326,362     1,457,312
Deferred policy acquisition costs ................   11,740,355    10,560,657
Deferred income taxes ............................    9,125,116     9,751,721
Intangible assets, including goodwill, at cost
  less accumulated amortization of $2,111,810
  and $2,078,182 .................................    1,446,010     1,479,638
Reinsurance receivables ..........................   14,359,605    13,601,691
Prepaid reinsurance premiums .....................    1,194,486     1,195,065
Other assets .....................................    2,232,573     1,907,187
                                                   ------------  ------------
           Total assets .......................... $471,940,281  $459,109,796
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                    March 31,    December 31,
                                                       1998          1997
                                                   ------------  ------------
LIABILITIES

Losses and settlement expenses ................... $223,061,605  $217,777,942
Unearned premiums ................................   56,107,897    54,857,463
Other policyholders' funds .......................    3,146,143     2,781,544
Indebtedness to related party ....................    2,302,544             -
Income taxes payable .............................    2,615,000     3,548,000
Postretirement benefits ..........................    5,665,640     5,428,913
Deferred income ..................................      399,766       446,678
Other liabilities ................................   10,954,069    11,922,800
                                                   ------------  ------------
       Total liabilities .........................  304,252,664   296,763,340

STOCKHOLDERS' EQUITY

Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,400,687
  shares in 1998 and 11,351,119 shares in 1997 ...   11,400,687    11,351,119
Additional paid-in capital .......................   66,536,404    65,916,681
Accumulated other comprehensive income ...........    9,583,447     7,687,092
Retained earnings ................................   80,167,079    77,391,564
                                                   ------------  ------------
       Total stockholders' equity ................  167,687,617   162,346,456

       Total liabilities and stockholders' equity  $471,940,281  $459,109,796
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

             Consolidated Statements of Income and Comprehensive Income


                                                       Three months ended
                                                            March 31,
                                                     ------------------------
                                                         1998        1997
                                                     -----------  -----------
REVENUES:
  Premiums earned .................................. $45,688,223  $42,458,343
  Investment income, net ...........................   6,277,273    5,744,736
  Realized investment gains ........................      89,165       57,305
  Other income .....................................      46,912       59,685
                                                     -----------  -----------
                                                      52,101,573   48,320,069

LOSSES AND EXPENSES:
  Losses and settlement expenses ...................  30,390,250   31,649,886
  Dividends to policyholders .......................   1,002,339      749,061
  Amortization of deferred policy acquisition costs    9,127,619    8,172,702
  Other underwriting expenses ......................   5,568,038    5,677,868
                                                     -----------  -----------
                                                      46,088,246   46,249,517
                                                     -----------  -----------
        Income before income taxes .................   6,013,327    2,070,552
                                                     -----------  -----------
INCOME TAXES:
  Current ..........................................   1,885,000      663,497
  Deferred .........................................    (350,307)    (340,844)
                                                     -----------  -----------
                                                       1,534,693      322,653
                                                     -----------  -----------
        Net income .................................   4,478,634    1,747,899
                                                     -----------  -----------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized holding gains arising during the
    period (deferred tax (benefit) of $1,005,725
    and($886,112)) .................................   1,952,289   (1,720,100)

  Reclassification adjustment for gains included
    in net income (income tax
    of $28,815 and $19,484) ........................     (55,934)     (37,821)
                                                     -----------  -----------
                                                       1,896,355   (1,757,921)
                                                     -----------  -----------
        Total comprehensive income ................. $ 6,374,988  $   (10,022)
                                                     ===========  ===========

Net income per common share - basic and diluted ....        $.39         $.16
                                                     ===========  ===========

Dividends per common share .........................        $.15         $.15
                                                     ===========  ===========

Average number of common shares outstanding
  - basic and diluted ..............................  11,356,381   11,094,730
                                                     ===========  ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows


                                                     Three months ended
                                                          March 31,
                                                  --------------------------
                                                      1998          1997
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................... $  4,478,634  $  1,747,899

  Adjustments to reconcile net income to net
     cash provided by operating activities:
      Losses and settlement expenses ............    1,975,325     5,471,177
      Unearned premiums .........................   (1,010,795)     (830,589)
      Other policyholders' funds ................      364,599       (12,109)
      Deferred policy acquisition costs .........   (1,179,698)     (690,834)
      Indebtedness of related party .............    3,124,947    (4,959,391)
      Accrued investment income .................      (26,370)      922,494
      Income taxes payable ......................     (933,000)   (1,554,000)
      Deferred income taxes .....................     (350,306)     (382,812)
      Realized investment gains .................      (89,165)      (57,305)
      Postretirement benefits ...................      236,727       128,838
      Reinsurance receivables ...................     (757,914)   (1,460,881)
      Prepaid reinsurance premiums ..............          579        67,740
      Amortization of deferred income ...........      (46,912)      (59,685)
      Other, net ................................   (1,176,852)   (1,057,515)
                                                  ------------   -----------
                                                       131,165    (4,474,872)
      Cash provided by the change in the
        property and casualty insurance
        subsidiaries' pooling agreement (note 2)     5,569,567     5,674,458

      Cash provided by the change in the
        reinsurance subsidiary's quota share
        agreement (note 2) ......................            -     3,066,705
                                                  ------------  ------------
          Total adjustment ......................    5,700,732     4,266,291
                                                  ------------  ------------
            Net cash provided by
              operating activities .............. $ 10,179,366  $  6,014,190
                                                  ------------  ------------

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                                     Three months ended
                                                          March 31,
                                                  --------------------------
                                                      1998          1997
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed maturity securities
    held-to-maturity ............................ $ (2,500,000) $ (2,499,700)
  Disposals of fixed maturity securities
    held-to-maturity ............................    3,893,187     1,803,525
  Purchases of fixed maturity securities
    available-for-sale ..........................   (6,025,815)  (15,672,330)
  Disposals of fixed maturity securities
    available-for-sale ..........................    8,951,500     9,384,110
  Net sales (purchases) of equity securities
    available-for-sale ..........................      477,233      (792,787)
  Net (purchases) sales of short-term investments  (13,321,093)    1,894,294
                                                  ------------  ------------
      Net cash used in investing activities .....   (8,524,988)   (5,882,888)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................       57,675       150,187
  Dividends paid to stockholders ................   (1,091,503)   (1,072,302)
                                                  ------------  ------------
      Net cash used in financing activities .....   (1,033,828)     (922,115)
                                                  ------------  ------------
NET INCREASE (DECREASE) IN CASH .................      620,550      (790,813)
Cash at beginning of year .......................    1,200,300     3,500,629
                                                  ------------  ------------
Cash at end of quarter .......................... $  1,820,850  $  2,709,816
                                                  ============  ============
Income taxes paid ............................... $  2,818,000  $  2,099,785

See accompanying Notes to Interim Consolidated Financial Statements.

             EMC INSURANCE GROUP INC. AND SUBSIDIARIES

        Notes to Interim Consolidated Financial Statements

                         March 31, 1998


Note 1
------

The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. The information reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

In reading these financial statements, reference should be made to the Company's 1997 Form 10-K or the 1997 Annual Report to
Shareholders for more detailed footnote information.

Note 2
------

Effective January 1, 1998, Farm and City Insurance Company (Farm and City), a subsidiary of the Company that writes nonstandard risk automobile insurance business, became a participant in the EMC Insurance Companies pooling agreement. Farm and City assumes a 1.5 percent participation in the pool, which increased the Company's aggregate participation in the pool from 22 percent to 23.5 percent. In connection with this change in the pooling agreement, the Company's liabilities increased $6,224,586 and invested assets increased $5,569,567. The Company reimbursed Employers Mutual Casualty Company (Employers Mutual) $726,509 for commissions incurred to generate this business and Employers Mutual paid the Company $71,490 in interest income as the actual cash transfer did not occur until the end of March.

Effective January 1, 1997, a new affiliate of Employers Mutual began participating in the pooling agreement. In connection with this change in the pooling agreement, the Company's liabilities increased $6,393,063 and invested assets increased $5,674,458. The Company reimbursed Employers Mutual $794,074 for commissions incurred to generate this business and Employers Mutual paid the Company $75,469 in interest income as the actual cash transfer did not occur until the end of March.

Effective January 1, 1997, the reinsurance subsidiary's quota share participation was increased from 95 percent to 100 percent. In connection with this change in the quota share agreement, the Company's liabilities increased $3,173,647 and invested assets increased $3,066,705. The Company reimbursed Employers Mutual $106,942 for commissions incurred to generate this business.

Note 3
------

The Company adopted Statement of Financial Accounting Standards
(SFAS) 130, "Reporting Comprehensive Income" in the first quarter of 1998. SFAS 130 requires certain disclosures of comprehensive income. Adoption of this statement had no impact on the net income of the Company.

The Company will adopt the presentation requirements of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", in the fourth quarter of 1998. Management is currently in the process of evaluating the segment reporting disclosure requirements. Adoption of this statement will have no effect on the income of the Company.

             EMC INSURANCE GROUP INC. AND SUBSIDIARIES

        Notes to Interim Consolidated Financial Statements

                         March 31, 1998


The Company will adopt the disclosure requirements of SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", in the fourth quarter of 1998. The applicable disclosures will be included in the footnotes to the financial statements for the year ended December 31, 1998. Adoption of this statement will have no effect on the income of the Company.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations



OVERVIEW

     EMC Insurance Group Inc., an approximately 67 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance, reinsurance and an excess and surplus lines insurance agency. Property and casualty insurance is the most significant segment, representing 80.8 percent of consolidated premium income. For purposes of this discussion, the term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent company only) and EMC Insurance Group Inc. and its subsidiaries.

     The Company's property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual are parties to reinsurance pooling agreements with Employers Mutual (collectively the "pooling agreement"). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool. All losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. Operations of the pool give rise to intercompany balances with Employers Mutual, which are settled on a quarterly basis. The investment activities and income tax liabilities of the pool participants are not subject to the pooling agreement.

     The purpose of the pooling agreement is to spread the risk of an exposure insured by any of the pool participants among all the companies. The pooling agreement produces a more uniform and stable underwriting result from year to year for all companies in the pool than might be experienced individually. In addition, each company benefits from the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own assets, and from the wide range of policy forms, lines of insurance written, rate filings and commission plans offered by each of the companies. A single set of reinsurance treaties is maintained for the protection of all companies in the pool.

     Effective January 1, 1998, Farm and City Insurance Company (Farm and City), a subsidiary of the Company that writes nonstandard risk automobile insurance business, became a participant in the pooling agreement. Farm and City assumes a
1.5 percent participation in the pool, which increased the Company's aggregate participation in the pool from 22 percent to
23.5 percent. As a result of this change in structure, the Company now has four subsidiaries that comprise the property and casualty insurance segment and no longer has a separate segment for the nonstandard risk automobile insurance business.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations, Continued


     The Company's reinsurance subsidiary assumes a 100 percent quota share portion of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts. This includes all premiums and related losses and settlement expenses of this business, subject to a maximum loss of $1,500,000 per event. The reinsurance subsidiary does not reinsure any of Employers Mutual's direct insurance business, nor any "involuntary" facility or pool business that Employers Mutual assumes pursuant to state law. In addition, the reinsurance subsidiary is not liable for credit risk in connection with the insolvency of any reinsurers of Employers Mutual.

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


CONSOLIDATED RESULTS OF OPERATIONS

     Operating results for the three months ended March 31, 1998 and 1997 are as follows:

($ in thousands)                             1998        1997
                                           --------    --------
Premiums earned .......................... $ 45,688    $ 42,458
Losses and settlement expenses ...........   30,390      31,649
Acquisition and other expenses ...........   15,698      14,600
                                           --------    --------
Underwriting loss ........................     (400)     (3,791)
Net investment income ....................    6,277       5,745
Realized investment gains ................       89          57
Other income .............................       47          60
                                           --------    --------
Operating income before income taxes ..... $  6,013    $  2,071
                                           ========    ========
Incurred losses and settlement expenses:
  Insured events of the current year ..... $ 34,768    $ 32,789
  Decrease in provision for insured
    events of prior years ................   (4,378)     (1,140)
                                           --------    --------
      Total losses and settlement expenses $ 30,390    $ 31,649
                                           ========    ========
Catastrophe and storm losses ............. $    519    $    963
                                           ========    ========

     Operating income before income taxes increased substantially for the three months ended March 31, 1998 from the same period in 1997. This increase is primarily attributable to improved operating results in the property and casualty insurance subsidiaries and the reinsurance subsidiary. Operating results of the excess and surplus lines insurance agency also improved, but to a lesser degree.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations, Continued

     Premium income increased 7.6 percent for the three months ended March 31, 1998 from the same period in 1997. This increase reflects production growth in both the property and casualty insurance subsidiaries and the reinsurance subsidiary.

     Losses and settlement expenses decreased 4.0 percent for the three months ended March 31, 1998 from the same period in 1997. This improvement reflects a substantial increase in the amount of favorable development experienced in the actual settlement of claims and changes in reserves associated with prior year losses. Additionally, mild winter weather conditions in the Midwest and a low level of catastrophe and storm losses contributed to the decline.

     Acquisition and other expenses increased 7.5 percent for the three months ended March 31, 1998 from the same period in 1997.
This increase is the result of higher production levels in the first quarter of 1998.

     Net investment income increased 9.3 percent for the three months ended March 31, 1998 from the same period in 1997. This increase reflects a rise in the average invested asset balance coupled with lower investment expenses.


SEGMENT RESULTS

Property and Casualty Insurance

     Operating results for the three months ended March 31, 1998 and 1997 are as follows:

($ in thousands)                             1998        1997
                                           --------    --------
Premiums earned .......................... $ 36,910    $ 31,974
Losses and settlement expenses ...........   24,904      23,122
Acquisition and other expenses ...........   12,704      11,230
                                           --------    --------
Underwriting loss ........................     (698)     (2,378)
Net investment income ....................    4,409       3,763
Realized investment gains ................       85          45
                                           --------    --------
Operating income before income taxes ..... $  3,796    $  1,430
                                           ========    ========
Incurred losses and settlement expenses:
  Insured events of the current year ..... $ 29,069    $ 24,577
  Decrease in provision for insured
    events of prior years ................   (4,165)     (1,455)
                                           --------    --------
      Total losses and settlement expenses $ 24,904    $ 23,122
                                           ========    ========
Catastrophe and storm losses ............. $    356    $    460
                                           ========    ========

     As previously noted, the property and casualty insurance subsidiaries' aggregate participation in the pooling agreement was increased from 22 percent to 23.5 percent on January 1, 1998 with the addition of Farm and City. Beginning in 1998, underwriting results of the nonstandard risk automobile insurance business written by Farm and City are included in the pool, with
23.5 percent of this business assumed by the property and casualty subsidiaries. Prior year amounts have not been restated for this change in structure.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations, Continued

     Premium income increased 15.4 percent (6.0 percent excluding the addition of Farm and City to the property and casualty insurance segment) for the three months ended March 31, 1998 from the same period in 1997. Increased production of both personal and commercial lines of business from the existing branch structure, supplemented with growth in new geographic areas, contributed to this increase. Competitive rates and an emphasis on building and maintaining strong working relationships with local agents are given credit for producing growth during this period of intense market competition. The workers' compensation line of business, however, continues to be hampered by rate reductions.

     Losses and settlement expenses increased 7.7 percent (1.3 percent decrease excluding the addition of Farm and City to the property and casualty insurance segment) for the three months ended March 31, 1998 from the same period in 1997. Results for the first three months of 1998 reflect a significant increase in the amount of favorable development experienced in the actual settlement of claims and changes in reserves associated with prior year losses. Mild winter weather conditions in the Midwest and a low level of catastrophe and storm losses also contributed to the favorable loss experience.

     Acquisition and other expenses increased 13.1 percent (3.4 percent excluding the addition of Farm and City to the property and casualty insurance segment) for the three months ended March 31, 1998 from the same period in 1997. This increase reflects the growth in production achieved during the first quarter of 1998.

     Net investment income increased 17.2 percent (9.2 percent excluding the addition of Farm and City to the property and casualty insurance segment) for the three months ended March 31, 1998 from the same period in 1997. A higher average invested balance in fixed maturity securities, coupled with a decrease in investment expenses, contributed to this increase.


Reinsurance

     Operating results for the three months ended March 31, 1998 and 1997 are as follows:

($ in thousands)                               1998       1997
                                             --------   --------
Premiums earned ............................ $  8,778   $  8,141
Losses and settlement expenses .............    5,486      5,833
Acquisition and other expenses .............    3,012      2,681
                                             --------   --------
Underwriting gain (loss) ...................      280       (373)
Net investment income ......................    1,703      1,581
Realized investment gains ..................        5          8
Other income ...............................       47         60
                                             --------   --------
Operating income before income taxes ....... $  2,035   $  1,276
                                             ========   ========
Incurred losses and settlement expenses:
  Insured events of the current year ....... $  5,699   $  5,560
  (Decrease) increase in provision for
    insured events of prior years ..........     (213)       273
                                             --------   --------
      Total losses and settlement expenses   $  5,486   $  5,833
                                             ========   ========
Catastrophe losses ......................... $    163   $    503
                                             ========   ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations, Continued

     Premiums earned increased 7.8 percent for the three months ended March 31, 1998 from the same period in 1997. The Company increased production with the addition of several new accounts in the first quarter of 1998, while maintaining its commitment to profitability over premium volume in a very competitive reinsurance market.

     Losses and settlement expenses decreased 5.9 percent for the three months ended March 31, 1998 from the same period in 1997. This decrease is primarily due to an increase in the amount of benefit realized from the actual settlement of claims and changes in reserves associated with prior year losses and a decline in catastrophe and storm losses.

     Acquisition and other expenses incurred in 1998 exceeded the amount reported for 1997 by 12.3 percent. This increase reflects the growth in production and an increase in contingent commissions resulting from the favorable loss experience on the assumed book of business.


Nonstandard Risk Automobile Insurance

     Operating results for the three months ended March 31, 1998 and 1997 are as follows:

($ in thousands)                              1998        1997
                                            --------    --------
Premiums earned ........................... $      -    $  2,343
Losses and settlement expenses ............        -       2,694
Other underwriting expenses ...............        -         670
                                            --------    --------
Underwriting loss .........................        -      (1,021)
Net investment income .....................        -         269
Realized investment gains .................        -           4
                                            --------    --------
Operating loss before income taxes ........ $      -    $   (748)
                                            ========    ========

Losses and settlement expenses:
  Insured events of the current year ...... $      -    $  2,652
  Increase in provision for
    insured events of prior years .........        -          42
                                            --------    --------
      Total losses and settlement expenses  $      -    $  2,694
                                            ========    ========

     As previously noted, effective January 1, 1998 the underwriting results of the nonstandard risk automobile insurance business are included in the pooling agreement and the operating results of Farm and City are included in the property and casualty insurance segment. Separate operating results for the nonstandard risk automobile insurance business will no longer be presented.

     The loss ratio of the nonstandard risk automobile insurance business improved substantially in 1998 from the substandard results of 1997. This improvement was attributable to better winter driving conditions in the Midwest.


Excess and Surplus Lines Insurance Agency

     Operating income before income taxes increased to $155,000 for the three months ended March 31, 1998 from $83,000 for the same period in 1997. The increase for 1998 reflects increased commission income resulting from a long-haul trucking program introduced during 1997.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations, Continued


Parent Company

     Operating income before income taxes declined slightly to $28,000 for the three months ended March 31, 1998 from $30,000 for the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a portion of the investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio is invested in securities with maturities that approximate the anticipated liabilities of the insurance issued. Unrealized holding gains on fixed maturity securities available-for-sale, net of tax, totaled $4,410,000 at March 31, 1998 compared to $4,577,000 at December 31, 1997.
Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant.

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

During the first quarter of 1998, the Company generated positive cash flows from operations of $10,179,366 compared to $6,014,190 for the same period of 1997. The amount for the first quarter of 1998 includes $5,569,567 received from Employers Mutual in connection with the change in the pooling agreement. The amount for the first quarter of 1997 includes $8,741,163 received from Employers Mutual in connection with a change in the pooling agreement and an increase in the quota share percentage.

     As of March 31, 1998, the Company had no material commitments for capital expenditures.


NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" in the first quarter of 1998. SFAS 130 requires certain disclosures of comprehensive income. Adoption of this statement had no impact on the net income of the Company.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations, Continued

     The Company will adopt the presentation requirements of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", in the fourth quarter of 1998. Management is currently in the process of evaluating the segment reporting disclosure requirements. Adoption of this statement will have no effect on the income of the Company.

     The Company will adopt the disclosure requirements of SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", in 1998. The applicable disclosures will be included in the footnotes to the financial statements for the year ended December 31, 1998. Adoption of this statement will have no effect on the income of the Company.


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




PART II.  OTHER INFORMATION
--------  -----------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

    (a)  None.

    (b) No Form 8-K was filed by the registrant during the quarter ended March 31, 1998.

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


                              EMC INSURANCE GROUP INC.
                              Registrant



                              /s/  Bruce G. Kelley
                              -----------------------------------
                              Bruce G. Kelley
                              President & Chief Executive Officer



                              /s/  Mark Reese
                              -----------------------------------
                              Mark Reese
                              Vice President and
                              Chief Financial Officer

Date:  May 13, 1998