Form 10-Q
period 1998-06-30
EMC INSURANCE GROUP INC
filed 1998-08-14
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 1998
                               -------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
                              -----------------   ---------------------

Commission File Number: 0-10956
                        -------

                          EMC INSURANCE GROUP INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Iowa                                            42-6234555
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


717 Mulberry Street, Des Moines, Iowa                            50309
-------------------------------------                         ----------
(Address of principal executive office)                       (Zip Code)


                               (515) 280-2902
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at July 31, 1998
                  -----                      ----------------------------
     Common stock, $1.00 par value                       11,486,804


Total pages   20
           --------

PART I.  FINANCIAL INFORMATION
-------  ---------------------
Item 1.  Financial Statements
-------  --------------------


                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                      June 30,   December 31,
                                                       1998          1997
ASSETS                                             ------------  ------------

Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (market value $188,417,643 and $193,835,013) $180,523,879  $185,829,063
    Securities available-for-sale, at market value
      (amortized cost $184,376,648 and
      $172,717,206) ..............................  191,343,755   179,652,738
  Equity securities available-for-sale, at market
    value (cost $24,184,995 and $26,261,157) .....   32,377,052    30,972,732
  Short-term investments, at cost ................   20,365,387    14,926,994
                                                   ------------  ------------
           Total investments .....................  424,610,073   411,381,527

Cash .............................................    2,322,298     1,200,300
Indebtedness of related party ....................            -       822,403
Accrued investment income ........................    6,040,694     5,752,295
Income taxes recoverable .........................    2,908,000             -
Accounts receivable ..............................    1,597,628     1,457,312
Deferred policy acquisition costs ................   12,662,709    10,560,657
Deferred income taxes ............................    9,024,566     9,751,721
Intangible assets, including goodwill, at cost
  less accumulated amortization of $2,145,439
  and $2,078,182 .................................    1,412,382     1,479,638
Reinsurance receivables ..........................   15,747,102    13,601,691
Prepaid reinsurance premiums .....................    1,586,658     1,195,065
Other assets .....................................    1,954,583     1,907,187
                                                   ------------  ------------
           Total assets .......................... $479,866,693  $459,109,796
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                     June 30,    December 31,
                                                       1998          1997
LIABILITIES                                        ------------  ------------

Losses and settlement expenses ................... $234,839,562  $217,777,942
Unearned premiums ................................   58,296,571    54,857,463
Other policyholders' funds .......................    2,713,115     2,781,544
Indebtedness to related party ....................      549,943             -
Income taxes payable .............................            -     3,548,000
Postretirement benefits ..........................    5,986,651     5,428,913
Deferred income ..................................      355,960       446,678
Other liabilities ................................   12,306,625    11,922,800
                                                    -----------   -----------
    Total liabilities ............................  315,048,427   296,763,340

STOCKHOLDERS' EQUITY

Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,481,211
  shares in 1998 and 11,351,119 shares in 1997 ...   11,481,211    11,351,119
Additional paid-in capital .......................   67,645,137    65,916,681
Accumulated other comprehensive income ...........   10,005,048     7,687,092
Retained earnings ................................   75,686,870    77,391,564
                                                   ------------  ------------
    Total stockholders' equity ...................  164,818,266   162,346,456
                                                   ------------  ------------
    Total liabilities and stockholders' equity ... $479,866,693  $459,109,796
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Consolidated Statements of Income



                               Three months ended        Six months ended
                                   June 30,                  June 30,
                               ------------------        ----------------
                                1998         1997        1998       1997
                               ------------------        ----------------
REVENUES:
  Premiums earned ..........$ 46,573,702 $44,143,379 $92,261,925 $86,601,722
  Investment income, net ...   6,419,872   5,895,256  12,697,145  11,639,992
  Realized investment
    (losses) gains .........      (5,706)      9,417      83,459      66,722
  Other income .............      43,806      56,226      90,718     115,911
                              ----------  ---------- -----------  ----------
                              53,031,674  50,104,278 105,133,247  98,424,347

LOSSES AND EXPENSES:
  Losses and settlement
    expenses ...............  42,951,894  33,547,594  73,342,144  65,197,480
  Dividends to policyholders     398,819     631,985   1,401,158   1,381,046
  Amortization of deferred
    policy acquisition costs   9,714,669   8,924,070  18,842,288  17,096,772
  Other underwriting
    expenses ...............   4,791,092   5,077,725  10,359,130  10,755,593
                              ----------  ---------- -----------  ----------
                              57,856,474  48,181,374 103,944,720  94,430,891
                              ----------  ---------- -----------  ----------
    (Loss) income before
      income taxes .........  (4,824,800)  1,922,904   1,188,527   3,993,456
                              ----------- ---------- -----------  ----------
INCOME TAXES:
  Current ..................  (1,942,000)    354,350     (57,000)  1,017,847
  Deferred .................    (116,639)   (123,049)   (466,946)   (463,893)
                             ----------- ----------- ----------- -----------
                              (2,058,639)    231,301    (523,946)    553,954
                             ----------- ----------- ----------- -----------
        Net (loss) income ..$ (2,766,161)$ 1,691,603 $ 1,712,473 $ 3,439,502
                              =========== =========== =========== ==========

Net (loss) income per common
  share - basic and diluted        $(.24)       $.15        $.15        $.31
                              =========== =========== =========== ===========

Dividends per common share .       $ .15        $.15        $.30        $.30
                              =========== =========== =========== ===========

Average number of common
  shares outstanding - basic
  and diluted ..............  11,425,177  11,156,307  11,309,779  11,125,519
                              ==========  ==========  ==========  ==========

See accompanying Notes to Interim Consolidated Financial Statements.

                      EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                  Consolidated Statements of Comprehensive Income



                               Three months ended        Six months ended
                                   June 30,                  June 30,
                            ------------------------ -----------------------
                                1998         1997        1998       1997
                            ------------ ----------- ----------- -----------
NET (LOSS) INCOME ..........$ (2,766,161)$ 1,691,603 $ 1,712,473 $ 3,439,502
                            ------------ ----------- ----------- -----------
OTHER COMPREHENSIVE INCOME:
  Unrealized holding gains
    arising during the
    period, before deferred
    income taxes ...........     624,081   6,937,881   3,582,097   4,331,671
  Deferred income taxes ....     212,188   2,358,877   1,217,917   1,472,767
                            ------------ ----------- ----------- -----------
                                 411,893   4,579,004   2,364,182   2,858,904
  Reclassification          ------------ ----------- ----------- -----------
    adjustment for losses
    (gains) included in
    net income, before
    income taxes (benefit)..      14,709      (9,417)    (70,040)    (66,722)
  Income taxes (benefit)....      (5,007)      3,201      23,814      22,685
                            ------------ ----------- ----------- -----------
                                   9,708      (6,216)    (46,226)    (44,037)
    Other comprehensive     ------------ ----------- ----------- -----------
      income ...............     421,601   4,572,788   2,317,956   2,814,867
                            ------------ ----------- ----------- -----------
        Total comprehensive
          (loss) income ....$ (2,344,560)$ 6,264,391 $ 4,030,429 $ 6,254,369
                            ============ =========== =========== ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows


                                                        Six months ended
                                                            June 30,
                                                  -------------------------
                                                      1998          1997
                                                  --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................... $  1,712,473  $  3,439,502
                                                  ------------  ------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Losses and settlement expenses ............   13,753,282     7,043,180
      Unearned premiums .........................    1,177,879     1,625,919
      Other policyholders' funds ................      (68,429)     (388,600)
      Deferred policy acquisition costs .........   (2,102,052)   (1,136,810)
      Indebtedness of related party .............    1,372,346    (8,237,259)
      Accrued investment income .................     (288,399)      834,431
      Income taxes payable ......................   (6,456,000)   (2,584,000)
      Deferred income taxes .....................     (466,944)     (463,893)
      Realized investment gains .................      (83,459)      (66,722)
      Postretirement benefits ...................      557,738       247,479
      Reinsurance receivables ...................   (2,145,411)     (329,489)
      Prepaid reinsurance premiums ..............     (391,593)     (427,973)
      Amortization of deferred income ...........      (90,718)     (115,911)
      Other, net ................................      131,703    (2,029,946)
                                                  ------------   -----------
                                                     4,899,943    (6,029,594)
      Cash provided by the change in the
        property and casualty insurance
        subsidiaries' pooling agreement (note 2)     5,569,567     5,674,458

      Cash provided by the change in the
        reinsurance subsidiary's quota share
        agreement (note 2) ......................            -     3,066,705
                                                  ------------  ------------
          Total adjustment ......................   10,469,510     2,711,569
                                                  ------------  ------------

            Net cash provided by
              operating activities .............. $ 12,181,983  $  6,151,071
                                                  ------------  ------------

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                                        Six months ended
                                                            June 30,
                                                  --------------------------
                                                      1998          1997
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed maturity securities
    held-to-maturity ............................ $(12,961,406) $ (5,999,070)
  Disposals of fixed maturity securities
    held-to-maturity ............................   18,344,757    13,688,421
  Purchases of fixed maturity securities
    available-for-sale ..........................  (21,812,595)  (25,962,387)
  Disposals of fixed maturity securities
    available-for-sale ..........................   10,227,500    11,769,610
  Net sales (purchases) of equity securities
    available-for-sale ..........................    2,138,771      (792,787)
  Net (purchases) sales of short-term investments   (5,438,393)    1,184,548
                                                  ------------  ------------
    Net cash used in investing activities .......   (9,501,366)   (6,111,665)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................      631,474       239,507
  Dividends paid to stockholders ................   (2,190,093)   (2,149,442)
                                                  ------------  ------------
      Net cash used in financing activities .....   (1,558,619)   (1,909,935)
                                                  ------------  ------------
NET INCREASE (DECREASE) IN CASH .................    1,121,998    (1,870,529)
Cash at beginning of year .......................    1,200,300     3,500,629
                                                  ------------  ------------
Cash at end of quarter .......................... $  2,322,298  $  1,630,100
                                                  ============  ============
Income taxes paid ............................... $  6,399,000  $  3,601,847

Interest paid ................................... $          -  $     84,709


See accompanying Notes to Interim Consolidated Financial Statements.

             EMC INSURANCE GROUP INC. AND SUBSIDIARIES

        Notes to Interim Consolidated Financial Statements

                          June 30, 1998


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

             EMC INSURANCE GROUP INC. AND SUBSIDIARIES

        Notes to Interim Consolidated Financial Statements

                          June 30, 1998


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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations


OVERVIEW

     EMC Insurance Group Inc., an approximately 67 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance, reinsurance and an excess and surplus lines insurance agency. Property and casualty insurance is the most significant segment, representing 81.4 percent of consolidated premium income. For purposes of this discussion, the term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent company only) and EMC Insurance Group Inc. and its subsidiaries.

     The Company's four property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual are parties to reinsurance pooling agreements with Employers Mutual (collectively the "pooling agreement"). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool. All losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. Operations of the pool give rise to intercompany balances with Employers Mutual, which are settled on a quarterly basis. The investment activities and income tax liabilities of the pool participants are not subject to the pooling agreement.

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


CONSOLIDATED RESULTS OF OPERATIONS

     Operating results for the three months and six months ended June 30, 1998 and 1997 are as follows:

                                      Three months ended Six months ended
                                           June 30,          June 30,
                                      ------------------ ----------------
($ in thousands)                        1998     1997      1998     1997
                                      ------------------ -----------------
Premiums earned ..................... $ 46,574 $ 44,144  $ 92,262 $ 86,602
Losses and settlement expenses ......   42,952   33,548    73,342   65,197
Acquisition and other expenses ......   14,905   14,634    30,603   29,234
                                      -------- --------  -------- --------
Underwriting loss ...................  (11,283)  (4,038)  (11,683)  (7,829)
Net investment income ...............    6,420    5,895    12,697   11,640
Other income ........................       44       56        91      116
                                      -------- --------  -------- --------
Operating (loss) income before
     income taxes ...................   (4,819)   1,913     1,105    3,927

Realized investment (losses) gains ..       (6)      10        84       67
                                      -------- --------  -------- --------
(Loss) income before income taxes ... $ (4,825)$  1,923  $  1,189 $  3,994
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 45,385 $ 32,998  $ 80,153 $ 65,787
    (Decrease) increase in provision
      for insured events of prior
      years .........................   (2,433)     550    (6,811)    (590)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 42,952 $ 33,548  $ 73,342 $ 65,197
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  8,627 $  2,138  $  9,146 $  3,101
                                      ======== ========  ======== ========

     Operating results before income taxes decreased significantly for the three months ended June 30, 1998 as compared to the same period in 1997. This decline is attributable to a substantial increase in catastrophe and storm losses that resulted from a series of intense storms that battered the Midwestern, Southern and Northeastern United States. These storms produced the highest level of second-quarter storm losses that the insurance industry has experienced since 1949, when these statistics were first recorded. Operating results for the first six months of 1998 also declined as a result of the record amount of catastrophe and storm losses incurred in the second quarter.

     Premiums earned increased 5.5 percent for the three months and 6.5 percent for the six months ended June 30, 1998 from the same periods in 1997. Both the property and casualty insurance segment and the reinsurance segment achieved solid growth in the competitive markets within which they operate.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued


     Losses and settlement expenses increased 28.0 percent for the three months and 12.5 percent for the six months ended June 30, 1998 from the same periods in 1997. Excluding the effect of catastrophe and storm losses, which can vary greatly from period to period, the increase was 9.3 percent for the three months and 3.4 percent for the six months ended June 30, 1998. Results for the second-quarter of 1998 reflect an increase in both the frequency and severity of losses while the results for the first six months of 1998 reflect a large increase in the amount of favorable development experienced in the actual settlement of claims and changes in reserves associated with prior year losses.

     Acquisition and other expenses increased 1.9 percent for the three months and 4.7 percent for the six months ended June 30, 1998 as compared to the same periods in 1997. During the first six months of 1998 the property and casualty insurance subsidiaries increased the estimate of expenses related to acquisition costs. As a result, more acquisition costs were deferred during the first six months of 1998, which resulted in a smaller increase in the amount of acquisition and other expenses for the period.

     Net investment income increased 8.9 percent for the three months and
9.1 percent for the six months ended June 30, 1998 from the same periods in 1997. These increases are due to higher average invested balances in fixed maturity securities, coupled with a decrease in investment expenses.


SEGMENT RESULTS

Property and Casualty Insurance

     Operating results for the three months and six months ended June 30, 1998 and 1997 are as follows:

                                      Three months ended Six months ended
                                           June 30,           June 30
                                      ----------------- -----------------
($ in thousands)                        1998     1997      1998     1997
                                      -------- --------  -------- --------
Premiums earned ..................... $ 38,236 $ 33,406  $ 75,146 $ 65,380
Losses and settlement expenses ......   37,336   26,234    62,240   49,356
Acquisition and other expenses ......   11,961   11,284    24,665   22,514
                                      -------- --------  -------- --------
Underwriting loss ...................  (11,061)  (4,112)  (11,759)  (6,490)
Net investment income ...............    4,470    3,915     8,879    7,678
                                      -------- --------  -------- --------
Operating (loss) income before
     income taxes ...................   (6,591)    (197)   (2,880)   1,188

Realized investment (losses) gains ..       (8)       3        77       48
                                      -------- --------  -------- --------
(Loss) income before income taxes ... $ (6,599)$   (194) $ (2,803)$  1,236
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 38,649 $ 25,202  $ 67,718 $ 49,779
    (Decrease) increase in provision
      for insured events of prior
      years .........................   (1,312)   1,032    (5,477)    (423)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 37,337 $ 26,234  $ 62,241 $ 49,356
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  7,533 $  1,924  $  7,889 $  2,384
                                      ======== ========  ======== ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued


     As previously noted, the property and casualty insurance subsidiaries' aggregate participation in the pooling agreement increased from 22 percent to 23.5 percent on January 1, 1998, when Farm and City became a participant in the pooling agreement. Beginning in 1998, the underwriting results of the nonstandard risk automobile insurance business written by Farm and City are included in the pool, with 23.5 percent of this business assumed by the property and casualty insurance subsidiaries. In addition, the investment results of Farm and City are now included in the property and casualty insurance segment. Prior year amounts have not been restated for this change in structure.

     Premiums earned increased 14.5 percent for the three months and 14.9 percent for the six months ended June 30, 1998 from the same periods in 1997. Excluding the addition of Farm and City to the property and casualty insurance segment, the increases would have been 5.0 percent for the three months and 5.7 percent for the six months ended June 30, 1998. These production increases are primarily the result of growth within the existing branch structure and are attributed to competitive rates, value added services and an emphasis on building and maintaining strong working relationships with local agents. Rate competition continues to be intense, especially in the commercial lines marketplace; however, there has been some indication of rate stabilization in the workers compensation line of business and in the personal lines market.

     Losses and settlement expenses increased 42.3 percent for the three months and 26.1 percent for the six months ended June 30, 1998 as compared to the same periods in 1997. Excluding the addition of Farm and City to the property and casualty insurance segment, the increases would have been
30.9 percent for the three months and 15.9 percent for the six months ended June 30, 1998. These large increases are primarily the result of an unusually large amount of catastrophe and storm losses experienced during the second-quarter of 1998, as well as an overall increase in both the frequency and severity of other types of losses. Favorable development from the actual settlement of claims and changes in reserves associated with prior year losses helped to reduce the impact of the losses experienced during the second-quarter of 1998, but not to the level realized in the first quarter of the year.

     Acquisition and other expenses increased 6.0 percent and 9.5 percent for the three months and six months ended June 30, 1998 as compared to the same periods in 1997. Excluding the addition of Farm and City to the property and casualty insurance segment, acquisition and other expenses would have decreased 0.2 percent and increased 3.4 percent for the three months and six months ended June 30, 1998 as compared to the same periods in 1997. During the first six months of 1998 the property and casualty insurance subsidiaries increased the estimate of expenses related to acquisition costs. As a result, more acquisition costs were deferred during the first six months of 1998, which resulted in a smaller increase in the amount of acquisition and other expenses for the period. The decrease for the three months ended June 30, 1998 also reflects a decline in the amount of dividends paid to policyholders.

     Net investment income increased 14.2 percent for the three months and
15.6 percent for the six months ended June 30, 1998 as compared to the same periods in 1997. Excluding the addition of Farm and City to the property and casualty insurance segment, the increases would have been 6.2 percent for the three months and 7.7 percent for the six months ended June 30, 1998. A higher average invested balance in fixed maturity securities, coupled with a decrease in investment expenses, contributed to this increase.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued


Reinsurance

     Operating results for the three months and six months ended June 30, 1998 and 1997 are as follows:

                                      Three months ended Six months ended
                                           June 30,           June 30,
                                      -----------------  -----------------
($ in thousands)                        1998     1997      1998     1997
                                      -------- --------  -------- --------
Premiums earned ..................... $  8,338 $  8,236  $ 17,116 $ 16,377
Losses and settlement expenses ......    5,616    5,229    11,102   11,062
Acquisition and other expenses ......    2,935    2,540     5,947    5,221
                                      -------- --------  -------- --------
Underwriting (loss) gain ............     (213)     467        67       94
Net investment income ...............    1,787    1,621     3,490    3,202
Other income ........................       44       56        91      116
                                      -------- --------  -------- --------
Operating income before
     income taxes ...................    1,618    2,144     3,648    3,412

Realized investment gains ...........        2        5         7       13
                                      -------- --------  -------- --------
Income before income taxes .......... $  1,620 $  2,149  $  3,655 $  3,425
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $  6,737 $  5,949  $ 12,436 $ 11,509
    Decrease in provision for
      insured events of prior years .   (1,121)    (720)   (1,334)    (447)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $  5,616 $  5,229  $ 11,102 $ 11,062
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  1,094 $    214  $  1,257 $    717
                                      ======== ========  ======== ========

     Premiums earned increased 1.2 percent for the three months and 4.5 percent for the six months ended June 30, 1998 from the same periods in 1997. Rate competition within the reinsurance marketplace continues to be very competitive. The premium increases experienced in 1998 are the result of the addition of several new accounts during the first quarter of 1998.

     Losses and settlement expenses increased 7.4 percent for the three months and 0.4 percent for the six months ended June 30, 1998 from the same periods in 1997. Results for the second-quarter of 1998 reflect an increase in catastrophe and storm losses; however, this increase was partially offset by an increase in the amount of favorable development realized in the actual settlement of claims and changes in reserves associated with prior year losses.

     Acquisition and other expenses increased 15.6 percent for the three months and 13.9 percent for the six months ended June 30, 1998 from the same periods in 1997. These increases are primarily due to an increase in contingent commissions resulting from the favorable loss experience on the assumed book of business.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued


Nonstandard Risk Automobile Insurance

    As previously noted, effective January 1, 1998 the underwriting results of the nonstandard risk automobile insurance business are included in the pooling agreement and the operating results of Farm and City are included in the property and casualty insurance segment. Separate operating results for the nonstandard risk automobile insurance business are no longer presented.

     The loss ratio of the nonstandard risk automobile insurance business improved in 1998 from the substandard results reported in 1997. This improvement is attributable to better winter driving conditions in the Midwest and improved working relationships with the agency force.

     Operating results for the three months and six months ended June 30, 1997 are as follows:

                                       Three      Six
                                       months    months
                                       ended     ended
                                      June 30,  June 30,
($ in thousands)                        1997      1997
                                      --------  --------
Premiums earned ..................... $  2,502  $  4,845
Losses and settlement expenses ......    2,085     4,779
Acquisition and other expenses ......      797     1,467
                                      --------  --------
Underwriting loss ...................     (380)   (1,401)
Net investment income ...............      249       518
                                      --------  --------
Operating loss before income taxes ..     (131)     (883)

Realized investment gains ...........        1         5
                                      --------  --------
Loss before income taxes ............ $   (130) $   (878)
                                      ========  ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $  1,847  $  4,499
    Increase in provision for insured
      events of prior years .........      238       280
                                      --------  --------
     Total losses and
       settlement expenses .......... $  2,085  $  4,779
                                      ========  ========


Excess and Surplus Lines Insurance Agency

     Operating income before income taxes increased to $172,000 for the three months and $327,000 for the six months ended June 30, 1998 compared to $148,000 and $231,000 for the same periods in 1997. The increases for 1998 reflect increased commission income resulting from a long-haul trucking program introduced during 1997.


Parent Company

     Operating results before income taxes totaled ($19,000) and $9,000 for the three months and six months ended June 30, 1998 compared to ($52,000) and ($21,000) for the same periods in 1997. The improvement in the results for 1998 is due to an increase in investment income, which is attributable to a higher invested asset balance.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a portion of the investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio, excluding investments in equity securities, is invested in securities with maturities that approximate the anticipated liabilities of the insurance issued. Unrealized holding gains on fixed maturity securities available-for-sale, net of tax, totaled $4,598,000 at June 30, 1998 and $4,577,000 at December 31, 1997. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant.

     The Company currently has equity investments in common stock mutual funds and non-redeemable preferred stocks. During the third quarter of 1998, the Company plans to liquidate its investment in common stock mutual funds and reinvest the proceeds in individual stock issues that will be managed on a tax-aware basis. This change in investment philosophy is not expected to have a material impact on the operations of the Company since the proceeds from the sale of the mutual funds are generally reinvested and are not utilized in the daily operations of the Company.

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

     During the first six months of 1998, the Company generated positive cash flows from operations of $12,181,983 compared to $6,151,071 for the same period in 1997. The amount for 1998 includes $5,569,567 received from Employers Mutual in connection with the addition of Farm and City to the pooling agreement. The amount for 1997 includes $8,741,163 received from Employers Mutual in connection with the addition of a new member to the pooling agreement and an increase in the reinsurance subsidiary's quota share percentage.

     As of June 30, 1998, the Company had no material commitments for capital expenditures.


IMPACT OF YEAR 2000 REMEDIATION ON OPERATIONS

     The Year 2000 issue presents both operational and underwriting risks to the Company. Operational risks include the failure of computer systems owned and operated by Employers Mutual, as well as those owned and operated by vendors and other parties with which the Company conducts business. Underwriting risks of Year 2000 relate to potential claims of the Company's insureds to recover losses due to interruption of business or liability to third parties that result from the failure of computer systems.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued


     Employers Mutual owns and maintains the computer systems utilized in the operation of the Company's businesses. Employers Mutual is currently in the process of finalizing changes to these systems in order to be Year 2000 compliant. Most systems have been updated at this time, and all remaining work is scheduled for completion and testing in 1998. Employers Mutual is also in the final stages of contract negotiations with an outside consulting firm to provide an independent assessment of Year 2000 compliance efforts. This work is scheduled to be performed during the second half of 1998. In addition, Employers Mutual is aware of and is monitoring Year 2000 compliance on systems purchased from and used by vendors and other parties with which it interacts. By verifying Year 2000 compliance with these parties, management is further minimizing the risks of Year 2000 noncompliance.

     The Company has distributed a letter to all of its commercial insureds notifying them that their current policies do not cover Year 2000 losses, but that coverage will be offered through an endorsement to the policy. A questionnaire has been developed and provided to them to aide in assessing potential risks from Year 2000 noncompliance. Employers Mutual is also working with its reinsurance carriers to ensure that reinsurance protection will be in place starting January 1, 1999 for potential claims arising from Year 2000 issues.

     The Company, under terms of the pooling agreement, will be a 23.5 percent participant in the remaining costs associated with the Year 2000 remediation projects. These costs are not expected to be material to the Company's financial position or its results of operations.

     The risks of Year 2000 noncompliance have been identified and analyzed by management. If an unforeseen Year 2000 failure occurs, a formalized and documented business continuation plan is in place to support the Company's operations until corrective actions are taken.


NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", in the first quarter of 1998. SFAS 130 requires certain disclosures of comprehensive income. Adoption of this statement had no impact on the net income of the Company.

     The Company will adopt the presentation requirements of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", in the fourth quarter of 1998. Management is currently in the process of evaluating the segment reporting disclosure requirements. Adoption of this statement will have no effect on the net income of the Company.

     The Company will adopt the disclosure requirements of SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", in the fourth quarter of 1998. The applicable disclosures will be included in the footnotes to the financial statements for the year ended December 31, 1998. Adoption of this statement will have no effect on the net income of the Company.

     In June of 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. Adoption of this statement will have no effect on the net income of the Company.

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

    (a)  Annual Meeting of Stockholders
         EMC Insurance Group Inc.
         May 21, 1998

    (b) The following seven persons were elected to serve as directors of the Company for the ensuing year:

         George C. Carpenter III        Elwin H. Creese
         David J. Fisher                Bruce G. Kelley
         George W. Kochheiser           Raymond A. Michel
         Fredrick A. Schiek

    (c)  Items voted upon and number of votes cast:

         1.  Election of directors

                                         Votes          Votes
                     Nominee            Cast for      Withheld
             -----------------------   ----------    ----------
             George C. Carpenter III   11,031,289      25,196
             Elwin H. Creese           11,034,919      21,566
             David J. Fisher           11,033,838      22,647
             Bruce G. Kelley           11,035,836      20,650
             George W. Kochheiser      11,033,824      22,662
             Raymond A. Michel         11,030,444      26,041
             Fredrick A. Schiek        11,035,724      20,761

         2.  Proposal to ratify the appointment of KPMG Peat
             Marwick LLP as the independent auditors of the Company:

               For 11,043,161    Against 12,921   Withheld 12,415
                   ----------            ------            ------
             The total number of qualified shares voted by proxy is: 11,068,497

    (d)  None.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

    (a)  None.

    (b) No Form 8-K was filed by the registrant during the quarter ended June 30, 1998.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              EMC INSURANCE GROUP INC.
                              Registrant



                              /s/  Bruce G. Kelley
                              -------------------------
                              Bruce G. Kelley
                              President & Chief Executive Officer

Date:  August 14, 1998