Form 10-Q
period 1998-09-30
EMC INSURANCE GROUP INC
filed 1998-11-16
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 1998
                               -----------------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________________ to_____________________


Commission File Number: 0-10956
                       -----------

                          EMC INSURANCE GROUP INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Iowa                                            42-6234555
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


717 Mulberry Street, Des Moines, Iowa                            50309
-------------------------------------                    -------------------
(Address of principal executive office)                       (Zip Code)


                               (515) 280-2902
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                   -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at October 30, 1998
                  -----                      -------------------------------
     Common stock, $1.00 par value                       11,492,117
                                                         ----------

Total pages   20
            ------

PART I.  FINANCIAL INFORMATION
-------  ---------------------
Item 1.  Financial Statements
-------  --------------------


                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                   September 30,  December 31,
                                                       1998          1997
                                                   ------------- -------------
ASSETS

Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (market value $181,568,250 and $193,835,013) $ 169,341,686 $ 185,829,063
    Securities available-for-sale, at market value
      (amortized cost $182,101,914 and
      $172,717,206) ..............................   192,726,790   179,652,738
  Equity securities available-for-sale, at market
    value (cost $31,393,554 and $26,261,157) .....    28,339,974    30,972,732
  Short-term investments, at cost ................    37,778,346    14,926,994
                                                   ------------- -------------
           Total investments .....................   428,186,796   411,381,527

Cash .............................................     1,560,690     1,200,300
Indebtedness of related party ....................     1,514,888       822,403
Accrued investment income ........................     5,825,140     5,752,295
Income taxes recoverable..........................     2,634,000             -
Accounts receivable ..............................     1,958,812     1,457,312
Deferred policy acquisition costs ................    13,309,704    10,560,657
Deferred income taxes ............................    11,323,803     9,751,721
Intangible assets, including goodwill, at cost
  less accumulated amortization of $2,179,067
  and $2,078,182 .................................     1,378,753     1,479,638
Reinsurance receivables ..........................    15,913,005    13,601,691
Prepaid reinsurance premiums .....................     1,756,639     1,195,065
Other assets .....................................     2,554,238     1,907,187
                                                   ------------- -------------
           Total assets .......................... $ 487,916,468 $ 459,109,796
                                                   ============= =============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                   September 30, December 31,
                                                       1998          1997
                                                  -------------- -------------
LIABILITIES

Losses and settlement expenses ................... $ 240,385,437 $ 217,777,942
Unearned premiums ................................    65,885,957    54,857,463
Other policyholders' funds .......................     2,101,758     2,781,544
Income taxes payable .............................             -     3,548,000
Postretirement benefits ..........................     6,173,433     5,428,913
Deferred income ..................................       315,307       446,678
Other liabilities ................................    12,060,695    11,922,800
                                                   ------------- -------------
    Total liabilities ............................   326,922,587   296,763,340
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,490,017
  shares in 1998 and 11,351,119 shares in 1997 ...    11,490,017    11,351,119
Additional paid-in capital .......................    67,754,795    65,916,681
Accumulated other comprehensive income ...........     4,997,053     7,687,092
Retained earnings ................................    76,752,016    77,391,564
                                                   ------------- -------------
    Total stockholders' equity ...................   160,993,881   162,346,456
                                                   ------------- -------------
    Total liabilities and stockholders' equity ... $ 487,916,468 $ 459,109,796
                                                   ============= =============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Consolidated Statements of Income


                               Three months ended        Nine months ended
                                  September 30,            September 30,
                             ----------------------- -------------------------
                                1998         1997        1998        1997
                             ----------- ----------- ------------ ------------
REVENUES:
  Premiums earned .......... $48,817,473 $44,448,319 $141,079,398 $131,050,041
  Investment income, net ...   6,321,575   5,843,473   19,018,720   17,483,465
  Realized investment
    gains (note 3) .........   7,240,947   1,957,060    7,324,406    2,023,782
  Other income .............      40,653      52,988      131,371      168,899
                             ----------- ----------- ------------ ------------
                              62,420,648  52,301,840  167,553,895  150,726,187
                             ----------- ----------- ------------ ------------
LOSSES AND EXPENSES:
  Losses and settlement
    expenses ...............  43,758,062  35,026,196  117,100,206  100,223,676
  Dividends to policyholders    (133,255)    131,875    1,267,903    1,512,921
  Amortization of deferred
    policy acquisition costs  11,952,113   8,750,924   30,794,401   25,847,696
  Other underwriting
    expenses ...............   3,476,608   5,328,403   13,835,738   16,083,996
                             ----------- ----------- ------------ ------------
                              59,053,528  49,237,398  162,998,248  143,668,289
                             ----------- ----------- ------------ ------------
  Income before income taxes   3,367,120   3,064,442    4,555,647    7,057,898
                             ----------- ----------- ------------ ------------
INCOME TAXES:
  Current ..................     297,982     283,241      240,982    1,301,088
  Deferred .................     280,639     116,549     (186,307)    (347,344)
                             ----------- ----------- ------------ ------------
                                 578,621     399,790       54,675      953,744
                             ----------- ----------- ------------ ------------
        Net income ......... $ 2,788,499 $ 2,664,652 $  4,500,972 $  6,104,154
                             =========== =========== ============ ============

Net income per common
  share - basic and diluted         $.24        $.24         $.39         $.55
                             =========== =========== ============ ============

Dividends per common share          $.15        $.15         $.45         $.45
                             =========== =========== ============ ============

Average number of common
  shares outstanding - basic
  and diluted ..............  11,487,140  11,227,006   11,422,899   11,159,348
                             =========== =========== ============ ============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                  Consolidated Statements of Comprehensive Income



                               Three months ended       Nine months ended
                                  September 30,           September 30,
                             ----------------------- -----------------------
                                1998         1997        1998       1997
                             ----------- ----------- ----------- -----------
NET INCOME...................$ 2,788,499 $ 2,664,652 $ 4,500,972 $ 6,104,154
                             ----------- ----------- ----------- -----------
OTHER COMPREHENSIVE INCOME:
  Unrealized holding (losses)
    gains arising during the
    period, before deferred
    income taxes (benefit)...   (346,921)  3,976,728   3,235,176   8,308,399
  Deferred income taxes
    (benefit) ...............   (117,951)  1,352,090   1,099,964   2,824,857
                             ----------- ----------- ----------- -----------
                                (228,970)  2,624,638   2,135,212   5,483,542
                             ----------- ----------- ----------- -----------
  Reclassification
    adjustment for gains
    included in net income,
    before income taxes...... (7,240,947) (1,957,060) (7,310,987) (2,023,782)
  Income taxes ..............  2,461,922     665,401   2,485,736     688,086
                             ----------- ----------- ----------- -----------
                              (4,779,025) (1,291,659) (4,825,251) (1,335,696)
                             ----------- ----------- ----------- -----------
    Other comprehensive
      (loss) income ......... (5,007,995)  1,332,979  (2,690,039)  4,147,846
                             ----------- ----------- ----------- -----------
        Total comprehensive
          (loss) income .....$(2,219,496)$ 3,997,631 $ 1,810,933 $10,252,000
                             =========== =========== =========== ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows


                                                        Nine months ended
                                                          September 30,
                                                  --------------------------
                                                      1998          1997
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................... $  4,500,972  $  6,104,154
                                                  ------------  ------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Losses and settlement expenses ............   19,299,157    10,482,553
      Unearned premiums .........................    8,767,265     8,069,590
      Other policyholders' funds ................     (679,786)   (1,042,299)
      Deferred policy acquisition costs .........   (2,749,047)   (2,072,792)
      Indebtedness of related party .............     (692,485)  (10,664,900)
      Accrued investment income .................      (72,845)    1,048,166
      Income taxes payable ......................   (6,182,000)   (2,333,000)
      Deferred income taxes .....................     (186,307)     (347,343)
      Realized investment gains .................   (7,324,406)   (2,023,782)
      Postretirement benefits ...................      744,520       381,991
      Reinsurance receivables ...................   (2,311,314)      (70,616)
      Prepaid reinsurance premiums ..............     (561,574)     (313,034)
      Amortization of deferred income ...........     (131,371)     (168,899)
      Other, net ................................   (1,040,056)   (1,699,679)
                                                  ------------  ------------
                                                     6,879,751      (754,044)
      Cash provided by the change in the
        property and casualty insurance
        subsidiaries' pooling agreement (note 2)     5,569,567     5,674,458

      Cash provided by the change in the
        reinsurance subsidiary's quota share
        agreement (note 2) ......................            -     3,066,705
                                                  ------------  ------------
          Total adjustments .....................   12,449,318     7,987,119
                                                  ------------  ------------
            Net cash provided by
              operating activities .............. $ 16,950,290  $ 14,091,273
                                                  ------------  ------------

                      EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows


                                                       Nine months ended
                                                         September 30,
                                                  --------------------------
                                                      1998          1997
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed maturity securities
    held-to-maturity ............................ $(15,459,844) $(17,992,820)
  Maturities of fixed maturity securities
    held-to-maturity ............................   32,046,922    25,638,325
  Purchases of fixed maturity securities
    available-for-sale ..........................  (24,965,868)  (32,838,731)
  Disposals of fixed maturity securities
    available-for-sale ..........................   15,640,400    16,347,711
  Purchases of equity securities
    available-for-sale ..........................  (33,374,717)            -
  Disposals of equity securities
    available-for-sale ..........................    6,964,169             -
  Purchases of common stock mutual funds
    invested in equity securities
    available-for-sale ..........................     (102,020)   (2,831,605)
  Disposals of common stock mutual funds
    invested in equity securities
    available-for-sale ..........................   28,675,920     1,938,163
  Net purchases of short-term investments .......  (22,851,354)   (4,034,027)
                                                  ------------  ------------
      Net cash used in investing activities .....  (13,426,392)  (13,772,984)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................      749,939       640,909
  Dividends paid to stockholders ................   (3,913,447)   (3,228,816)
                                                  ------------  ------------
      Net cash used in financing activities .....   (3,163,508)   (2,587,907)
                                                  ------------  ------------
NET INCREASE (DECREASE) IN CASH .................      360,390    (2,269,618)
Cash at beginning of year .......................    1,200,300     3,500,629
                                                  ------------  ------------
Cash at end of quarter .......................... $  1,560,690  $  1,231,011
                                                  ============  ============
Income taxes paid ............................... $  6,422,982  $  3,634,088

Interest paid ................................... $          -  $     87,980

See accompanying Notes to Interim Consolidated Financial Statements.

             EMC INSURANCE GROUP INC. AND SUBSIDIARIES

        Notes to Interim Consolidated Financial Statements

                        September 30, 1998


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

Effective January 1, 1997 a new affiliate of Employers Mutual began participating in the pooling agreement. In connection with this change in the pooling agreement, the Company's liabilities increased $6,393,063 and invested assets increased $5,674,458. The Company reimbursed Employers Mutual $794,074 for commissions incurred to generate this business and Employers Mutual paid the Company $75,469 in interest income as the actual cash transfer did not occur until the end of March.

Effective January 1, 1997, the reinsurance subsidiary's quota share participation was increased from 95 percent to 100 percent. In connection with this change in the quota share agreement, the company's liabilities increased $3,173,647 and invested assets increased $3,066,705. The Company reimbursed Employers Mutual $106,942 for commissions incurred to generate this business.


Note 3
------
During the third quarter of 1998 the Company liquidated its common stock mutual fund portfolio and reinvested the proceeds in individual stock issues that are being managed in a manner which minimizes current year income taxes. Total proceeds from the liquidation amounted to $28,675,920 and included $7,585,755 of realized gains. As a result of this change in investment strategy, realized gains reported by the Company in future periods are expected to decline significantly from the amounts reported during the last several years.

             EMC INSURANCE GROUP INC. AND SUBSIDIARIES

        Notes to Interim Consolidated Financial Statements

                        September 30, 1998

Note 4
------
The Company adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" in the first quarter of 1998. SFAS 130 requires certain disclosures of comprehensive income. Adoption of this statement had no impact on the net income of the Company.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations


OVERVIEW

     EMC Insurance Group Inc., an approximately 67 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance, reinsurance and an excess and surplus lines insurance agency. Property and casualty insurance is the most significant segment, representing 81.3 percent of consolidated premium income. For purposes of this discussion, the term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent company only) and EMC Insurance Group Inc. and its subsidiaries.

     The Company's four property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual are parties to reinsurance pooling agreements with Employers Mutual (collectively the "pooling agreement"). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool. All losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. Operations of the pool give rise to intercompany balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the pool participants are not subject to the pooling agreement.

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


CONSOLIDATED RESULTS OF OPERATIONS

     Operating results for the three months and nine months ended
September 30, 1998 and 1997 are as follows:

                                      Three months ended Nine months ended
                                        September 30,      September 30,
                                      -----------------  -----------------
($ in thousands)                        1998     1997      1998     1997
                                      -------- --------  -------- --------
Premiums earned ..................... $ 48,817 $ 44,448  $141,079 $131,050
Losses and settlement expenses ......   43,758   35,026   117,100  100,224
Acquisition and other expenses ......   15,294   14,211    45,897   43,445
                                      -------- --------  -------- --------
Underwriting loss ...................  (10,235)  (4,789)  (21,918) (12,619)
Net investment income ...............    6,322    5,843    19,019   17,484
Other income ........................       40       53       131      169
                                      -------- --------  -------- --------
Operating (loss) income before
  income taxes ......................   (3,873)   1,107    (2,768)   5,034

Realized investment gains ...........    7,240    1,957     7,324    2,024
                                      -------- --------  -------- --------
Income before income taxes .......... $  3,367 $  3,064  $  4,556 $  7,058
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 46,403 $ 35,970  $126,556 $101,758
    Decrease in provision for
      insured events of prior years     (2,645)    (944)   (9,456)  (1,534)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 43,758 $ 35,026  $117,100 $100,224
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  3,784 $  1,833  $ 12,930 $  4,934
                                      ======== ========  ======== ========

     Operating results before income taxes decreased significantly for both the three months and nine months ended September 30, 1998 as compared to the same periods in 1997. These declines are primarily attributable to an unusually large amount of catastrophe and storm losses and a substantial increase in both the frequency and severity of losses that are unrelated to catastrophe and storm activity. Operating results for 1998 have also been negatively impacted by a general decline in overall rate adequacy. While there has been some indication of rate stabilization in the personal lines market during 1998, the commercial lines market, in which the Company conducts the majority of its insurance business, continues to experience intense rate competition.

     Premiums earned increased 9.8 percent for the three months and 7.7 percent for the nine months ended September 30, 1998 from the same periods in 1997. Both the property and casualty insurance segment and the reinsurance segment achieved above average growth in the competitive markets within which they operate. The growth in the property and casualty insurance segment is primarily in the personal lines of business.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued


     Losses and settlement expenses increased 24.9 percent for the three months and 16.8 percent for the nine months ended September 30, 1998 from the same periods in 1997. These increases are primarily attributable to an unusually large amount of catastrophe and storm losses and a substantial increase in both the frequency and severity of losses that are unrelated to catastrophe and storm activity. This large increase in current accident year losses was partially offset by a significant increase in the amount of favorable development experienced in the actual settlement of claims and changes in reserves associated with prior year losses.

     Acquisition and other expenses increased 7.6 percent for the three months and 5.6 percent for the nine months ended September 30, 1998 as compared to the same periods in 1997. The amounts reported for 1998 reflect additional expenses associated with the increased production levels noted previously, as well as an increase in commission costs that have resulted from higher commission rates on the growing book of property business and the intense competition for insurance business. The amounts reported for 1998 also reflect an increase in deferrable acquisition expenses for the property and casualty insurance segment. This change in estimate, which was based upon recent studies, had the effect of increasing the amount of acquisition costs that were deferred in 1998.

     Net investment income increased 8.2 percent for the three months and
8.8 percent for the nine months ended September 30, 1998 from the same periods in 1997. These increases are the result of a higher average invested balance in fixed maturity securities and a decrease in investment expenses.

     Realized investment gains increased substantially for the three months and nine months ended September 30, 1998 from the same periods in 1997. During the third quarter of 1998 the Company liquidated its common stock mutual fund portfolio and reinvested the proceeds in individual stock issues that are being managed in a manner which minimizes current year income taxes. Total proceeds from the liquidation amounted to $28,675,920 and included $7,585,755 of realized gains. As a result of this change in investment strategy, realized gains reported by the Company in future periods are expected to decline significantly from the amounts reported during the last several years.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued


SEGMENT RESULTS

Property and Casualty Insurance

     Operating results for the three months and nine months ended
September 30, 1998 and 1997 are as follows:

                                      Three months ended Nine months ended
                                        September 30,      September 30,
                                      -----------------  -----------------
($ in thousands)                        1998     1997      1998     1997
                                      -------- --------  -------- --------
Premiums earned ..................... $ 39,530 $ 33,780  $114,676 $ 99,160
Losses and settlement expenses ......   35,635   26,408    97,875   75,764
Acquisition and other expenses ......   12,914   11,122    37,579   33,636
                                      -------- --------  -------- --------
Underwriting loss ...................   (9,019)  (3,750)  (20,778) (10,240)
Net investment income ...............    4,492    3,783    13,371   11,461
                                      -------- --------  -------- --------
Operating (loss) income before
  income taxes ......................   (4,527)      33    (7,407)   1,221

Realized investment gains ...........    7,241    1,947     7,318    1,995
                                      -------- --------  -------- --------
Income (loss) before income taxes ... $  2,714 $  1,980  $    (89) $ 3,216
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 38,076 $ 27,658  $105,794 $ 77,437
    Decrease in provision for
      insured events of prior years     (2,441)  (1,250)   (7,919)  (1,673)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 35,635 $ 26,408  $ 97,875 $ 75,764
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  2,415 $  1,386  $ 10,304 $  3,770
                                      ======== ========  ======== ========

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

     Premiums earned increased 17.0 percent for the three months and 15.6 percent for the nine months ended September 30, 1998 from the same periods in 1997. Excluding the addition of Farm and City to the property and casualty insurance segment, the increases would have been 7.4 percent for the three months and 6.3 percent for the nine months ended September 30, 1998. These production increases are primarily the result of growth in the personal lines of business and are attributed to competitive rates, and an emphasis on building and maintaining strong working relationships with local agents. Rate competition continues to be intense, especially in the commercial lines marketplace where the property and casualty insurance subsidiaries conduct the majority of their insurance business. Although there have been some signs of rate stabilization during 1998, rates are not expected to improve dramatically in the near future.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued


     Losses and settlement expenses increased 34.9 percent for the three months and 29.2 percent for the nine months ended September 30, 1998 as compared to the same periods in 1997. Excluding the addition of Farm and City to the property and casualty insurance segment, the increases would have been 24.2 percent for the three months and 18.8 percent for the nine months ended September 30, 1998. These increases reflect an unusually large amount of catastrophe and storm losses and a substantial increase in both the frequency and severity of losses that are unrelated to catastrophe and storm activity. The majority of the catastrophe and storm losses experienced in the third quarter were attributable to a series of small but intense storms; however, a substantial amount of losses were also generated by additional reported losses associated with the late second quarter storms and Hurricane Bonnie. The large increase in current accident year losses was partially offset by a significant increase in the amount of favorable development experienced in the actual settlement of claims and changes in reserves associated with prior year losses.

     Acquisition and other expenses increased 16.1 percent and 11.7 percent for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997. Excluding the addition of Farm and City to the property and casualty insurance segment, acquisition and other expenses would have increased 7.0 percent and 3.2 percent for the three months and nine months ended September 30, 1998. The amounts reported for 1998 reflect additional expenses associated with the increased production levels noted previously, as well as an increase in commission costs that have resulted from higher commission rates on the growing book of property business and the intense competition for insurance business. The amounts reported for 1998 also reflect an increase in deferrable acquisition expenses. This change in estimate, which was based upon recent studies, had the effect of increasing the amount of acquisition costs that were deferred in 1998.

     Net investment income increased 18.7 percent for the three months and
16.7 percent for the nine months ended September 30, 1998 as compared to the same periods in 1997. Excluding the addition of Farm and City to the property and casualty insurance segment, the increases would have been 11.4 percent for the three months and 8.9 percent for the nine months ended September 30, 1998. A higher average invested balance in fixed maturity securities, coupled with a decrease in investment expenses, contributed to this increase.

     The large increase in realized investment gains is due to the liquidation of the common stock mutual fund portfolio during the third quarter. Proceeds from the liquidation were reinvested in individual stock issues that are being managed in a manner which minimizes current year income taxes.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued


Reinsurance

     Operating results for the three months and nine months ended
September 30, 1998 and 1997 are as follows:

                                      Three months ended Nine months ended
                                        September 30,      September 30,
                                      -----------------  -----------------
($ in thousands)                        1998     1997      1998     1997
                                      -------- --------  -------- --------
Premiums earned ..................... $  9,287 $  8,042  $ 26,403 $ 24,419
Losses and settlement expenses ......    8,123    6,072    19,225   17,134
Acquisition and other expenses ......    2,602    2,451     8,549    7,672
                                      -------- --------  -------- --------
Underwriting loss ...................   (1,438)    (481)   (1,371)    (387)
Net investment income ...............    1,638    1,696     5,128    4,898
Other income ........................       40       53       131      169
                                      -------- --------  -------- --------
Operating income before income taxes       240    1,268     3,888    4,680

Realized investment (losses) gains ..       (1)       9         6       22
                                      -------- --------  -------- --------
Income before income taxes .......... $    239 $  1,277  $  3,894 $  4,702
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $  8,327 $  5,811  $ 20,762 $ 17,320
    (Decrease) increase in provision
      for insured events of prior
      years .........................     (204)     261    (1,537)    (186)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $  8,123 $  6,072  $ 19,225 $ 17,134
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  1,369 $    447  $  2,626 $  1,164
                                      ======== ========  ======== ========

     Premiums earned increased 15.5 percent for the three months and 8.1 percent for the nine months ended September 30, 1998 from the same periods in 1997. The premium increases achieved in 1998 reflect the addition of several new accounts during the first half of 1998. Rate competition within the reinsurance marketplace remains very intense and is not expected to improve in the near future due to excess capacity and the high level of merger and acquisition activity occurring in the industry.

     Losses and settlement expenses increased 33.8 percent for the three months and 12.2 percent for the nine months ended September 30, 1998 from the same periods in 1997. These increases are primarily due to poor loss experience in a reinsurance pool in which the company participates and a substantial increase in catastrophe and storm losses, including $700,000 from Hurricane Georges. The large increase in current accident year losses was partially offset by a significant increase in the amount of favorable development realized in the actual settlement of claims and changes in reserves associated with prior year losses.

     Acquisition and other expenses increased 6.1 percent for the three months and 11.4 percent for the nine months ended September 30, 1998 from the same periods in 1997. The increase for the three months is primarily attributable to increased commission expenses resulting from higher production levels. The increase for the nine months reflects this increased level of commission expense as well as an elevated level of contingent commissions resulting from favorable loss experience on the assumed book of business during 1997.

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

     The loss ratio of the nonstandard risk automobile insurance business has improved somewhat during 1998 from the substandard results reported in 1997. This improvement is attributable to better winter driving conditions in the Midwest and improved working relationships with the agency force.

     Operating results for the three months and nine months ended
September 30, 1997 are as follows:

                                       Three      Nine
                                       months    months
                                       ended     ended
                                      Sept. 30, Sept. 30,
($ in thousands)                        1997      1997
                                      --------  --------
Premiums earned ..................... $  2,626  $  7,471
Losses and settlement expenses ......    2,546     7,325
Acquisition and other expenses ......      736     2,203
                                      --------  --------
Underwriting loss ...................     (656)   (2,057)
Net investment income ...............      244       762
                                      --------  --------
Operating loss before income taxes ..     (412)   (1,295)

Realized investment gains ...........        1         6
                                      --------  --------
Loss before income taxes ............ $   (411) $ (1,289)
                                      ========  ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $  2,501  $  7,000
    Increase in provision for insured
      events of prior years .........       45       325
                                      --------  --------
     Total losses and
       settlement expenses .......... $  2,546  $  7,325
                                      ========  ========

Excess and Surplus Lines Insurance Agency

     Operating income before income taxes increased to $359,000 for the three months and $686,000 for the nine months ended September 30, 1998 compared to $192,000 and $423,000 for the same periods in 1997. Production levels were increased primarily due to a long-haul trucking program introduced in 1997. Additionally, investment income has increased due to a larger invested asset balance.


Parent Company

     Operating results before income taxes totaled $64,000 and $55,000 for the three months and nine months ended September 30, 1998 compared to $27,000 and $5,000 for the same periods in 1997. The improvement in the results for 1998 is due to an increase in investment income, which is attributable to a higher invested asset balance.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued


LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a portion of the investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio, excluding investments in equity securities, is invested in securities with maturities that approximate the anticipated liabilities of the insurance issued. Unrealized holding gains on fixed maturity securities available-for-sale, net of tax, totaled $7,012,000 at September 30, 1998 and $4,577,000 at December 31, 1997. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant.

     During the third quarter of 1998, the Company liquidated its common stock mutual fund portfolio and reinvested the proceeds in individual stock issues that are managed in a manner which minimizes current year income taxes. This change in investment philosophy did not have a material impact on the operations of the Company since the proceeds from the sale of the mutual funds were generally reinvested and were not utilized in the daily operations of the Company.

     During the fourth quarter of 1998, the Company decided to dispose of a portion of the common stock portfolio that will generate realized losses and allow the Company to recognize current year tax benefits associated with those losses. All proceeds from the sale of these common stocks would be reinvested in the equity market. The Company is also exploring the possibility of increasing its total investment in common stocks through equity investments in the reinsurance subsidiary. These transactions are not expected to have a material impact on the operations of the Company as forced liquidations of the equity investments are not anticipated.

     The majority of the Company's assets are invested in fixed maturities. These investments provide a substantial amount of income which supplements underwriting results and contributes to net earnings. As these investments mature, the proceeds will be reinvested at current rates, which may be higher or lower than those now being earned; therefore, more or less investment income may be available to contribute to net earnings depending on the interest rate level.

     The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends and investment purchases.

     During the first nine months of 1998, the Company generated positive cash flows from operations of $16,950,290 compared to $14,091,273 for the same period in 1997. The amount for 1998 includes $5,569,567 received from Employers Mutual in connection with the addition of Farm and City to the pooling agreement. The amount for 1997 includes $8,741,163 received from Employers Mutual in connection with the addition of a new member to the pooling agreement and an increase in the reinsurance subsidiary's quota share percentage.

     As of September 30, 1998, the Company had no material commitments for capital expenditures.

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

     Employers Mutual owns and maintains the computer systems utilized in the operation of the Company's businesses. Employers Mutual is currently in the process of finalizing changes to these systems in order to be Year 2000 compliant. All critical systems, including policy issuance, billing and claims processing, have been updated and the majority of these systems have been tested. Testing of the critical system is expected to be completed during the remainder of 1998. Employers Mutual has also contracted with an outside consulting firm to provide an independent assessment of Year 2000 compliance efforts. The consulting firm is currently in the process of preparing their final assessment. In addition, Employers Mutual is aware of and is monitoring Year 2000 compliance on systems purchased from and used by vendors and other parties with which it interacts. By verifying Year 2000 compliance with these parties, management is further minimizing the risks of Year 2000 noncompliance.

     The Company has distributed a letter to all of its commercial insureds notifying them that their current policies do not cover Year 2000 losses, but that coverage will be offered through an endorsement to the policy. A questionnaire has been developed and provided to them to aide in assessing potential risks from Year 2000 noncompliance. Employers Mutual is also working with its reinsurance carriers to ensure that reinsurance protection will be in place for potential claims arising from Year 2000 issues.

     Year 2000 compliance efforts have been in process for a number of years and the costs associated with these efforts have been charged to operations in the year incurred. The Company's share of the remaining costs associated with the Year 2000 compliance project is not expected to exceed $250,000.

      The Company believes it has addressed all potential exposures related to Year 2000 noncompliance. If an unforeseen Year 2000 failure occurs, a formalized and documented business continuation plan is in place to support the Company's operations until corrective actions are taken.


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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations, Continued


     In June of 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. Currently, the Company's investment strategy does not include investments in derivative instruments or hedging activities. Adoption of this statement is not expected to have any effectt on the net income of the Company.


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


PART II.  OTHER INFORMATION
--------  -----------------
Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

    (a)  None.

    (b) No Form 8-K was filed by the registrant during the quarter ended September 30, 1998.

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


                              EMC INSURANCE GROUP INC.
                              Registrant



                              /s/  Bruce G. Kelley
                              --------------------------
                              Bruce G. Kelley
                              President & Chief Executive Officer



                              /s/  Mark Reese
                              --------------------------
                              Mark Reese
                              Vice President and
                              Chief Financial Officer

Date: November 13, 1998