Form 10-K
period 1998-12-31
EMC INSURANCE GROUP INC
filed 1999-03-29
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
 (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]

             For the Fiscal Year Ended December 31, 1998

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]
         For the transition period from___________to___________

                    Commission File Number:  0-10956

                            EMC INSURANCE GROUP INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Iowa                                      42-6234555
-------------------------------                      ----------------
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                    Identification No.)

717 Mulberry Street, Des Moines, Iowa                      50309
--------------------------------------                   ----------
(Address of Principal Executive Office)                  (Zip Code)

 Registrant's telephone number, including area code:     (515)  280-2902
                                                        ------------------
 Securities registered pursuant to Section 12(b) of the Act:    None

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
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1999 was $40,938,766.

     The number of shares outstanding of the registrant's common stock, $1.00 par value, on March 1, 1999, was 11,501,693.

                     DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the registrant's annual report to stockholders for the year ended December 31, 1998 are incorporated by reference under Parts II and IV.

     2. Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission on or before April 30, 1999, are incorporated by reference under Part III.

                               TABLE OF CONTENTS

Part I
Item 1.  Business ........................................................   2
Item 2.  Properties ......................................................  26
Item 3.  Legal Proceedings ...............................................  26
Item 4.  Submission of Matters to a Vote of Security Holders .............  26

Part II
Item 5.  Market for Registrant's Common Equity and
            Related Stockholder Matters ..................................  27
Item 6.  Selected Financial Data .........................................  27
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..........................  27
Item 7A. Quantitative and Qualitative Disclosures about Market Risk ......  27
Item 8.  Financial Statements and Supplementary Data .....................  27
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ..........................  27

Part III
Item 10. Directors and Executive Officers of the Registrant ..............  28
Item 11. Executive Compensation ..........................................  29
Item 12. Security Ownership of Certain Beneficial Owners
            and Management ...............................................  29
Item 13. Certain Relationships and Related Transactions ..................  29

Part IV
Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K ..................................................  30
Index to Financial Statement Schedules ...................................  30
Signatures ...............................................................  33
Index to Exhibits ........................................................  43

                                    PART I
                                    ------
ITEM 1.   BUSINESS.
-------   ---------
GENERAL
-------
     EMC Insurance Group Inc. is an insurance holding company incorporated in Iowa in 1974. EMC Insurance Group Inc. is approximately 68 percent owned by Employers Mutual Casualty Company (Employers Mutual), a multiple-line property and casualty insurance company organized as an Iowa mutual insurance company in 1911 that is licensed in all 50 states and the District of Columbia. The term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries and an affiliate (including the Company), are referred to as the "EMC Insurance Companies."

     The Company conducts its insurance business through two business segments as follows:
                       ...............................
                       :                             :
                       :   EMC INSURANCE GROUP INC.  :
                       :.............................:
                                      :
           Property and               :
         Casualty Insurance           :                          Reinsurance
                ......................:................................
                :                                                     :
                :                                                     :
Illinois EMCASCO Insurance Company (Illinois EMCASCO)                EMC
Dakota Fire Insurance Company (Dakota Fire)                      Reinsurance
Farm and City Insurance Company (Farm and City)                    Company
EMCASCO Insurance Company (EMCASCO)
                :
                :
       EMC Underwriters, LLC.


     EMCASCO was formed in Iowa in 1958, Illinois EMCASCO was formed in Illinois in 1976 and Dakota Fire was formed in North Dakota in 1957 for the purpose of writing property and casualty insurance. Farm and City was formed in Iowa in 1962 to write nonstandard risk automobile insurance and was purchased by the Company in 1984. These companies are licensed to write insurance in a total of 35 states and are participants in a pooling agreement with Employers Mutual. (See "Property and Casualty Insurance - Pooling Agreement").

     The reinsurance subsidiary was formed in 1981 to assume reinsurance business from Employers Mutual. The company assumes a portion of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts, and is licensed to do business in 11 states.

     The Company's excess and surplus lines insurance agency, EMC Underwriters, LLC., was acquired in 1985. The company was formed in Iowa in 1975 as a broker for excess and surplus lines insurance. Effective December 31, 1998, the excess and surplus lines insurance agency was converted to a limited liability company and the ownership was contributed to EMCASCO.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
---------------------------------------------
     The Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the fourth quarter of 1998. Implementation of this standard caused the Company to redefine its reportable segments and restate prior years' segment information.

     For information concerning the Company's revenues, operating income and identifiable assets attributable to each of its industry segments over the past three years, see note 8 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.


PROPERTY AND CASUALTY INSURANCE
-------------------------------
POOLING AGREEMENT

     The four property and casualty insurance subsidiaries of the Company and two subsidiaries and an affiliate of Employers Mutual (Union Insurance Company of Providence, American Liberty Insurance Company and Hamilton Mutual Insurance Company) are parties to reinsurance pooling agreements with Employers Mutual (collectively the "pooling agreement"). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool. All losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. Operations of the pool give rise to intercompany balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the pool participants are not subject to the pooling agreement.

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

     Effective January 1, 1998, Farm and City, a subsidiary of the Company that writes nonstandard risk automobile insurance business, became a participant in the pooling agreement. Farm and City assumes a 1.5 percent participation in the pool, which increased the Company's aggregate participation in the pool from 22 percent in 1997 and 1996 to 23.5 percent in 1998. In connection with this change in the pooling agreement, the Company's liabilities increased $6,224,586 and invested assets increased $5,569,567. The Company reimbursed Employers Mutual $726,509 for expenses that were incurred to generate the additional business assumed by the Company and Employers Mutual paid the Company $71,490 in interest income as the actual cash transfer did not occur until March 25, 1998.

     Effective January 1, 1997, Hamilton Mutual Insurance Company (Hamilton Mutual) became a participant in the pooling agreement. The addition of Hamilton Mutual did not impact the Company's aggregate participation in the pooling agreement. In connection with this change in the pooling agreement, the Company's liabilities increased $6,393,063 and invested assets increased $5,674,458. The Company reimbursed Employers Mutual $794,074 for expenses incurred to generate the additional business assumed by the Company and Employers Mutual paid the Company $75,469 in interest income as the actual cash transfer did not occur until March 24, 1997.

PRINCIPAL PRODUCTS

     The Company's property and casualty insurance subsidiaries and the other parties to the pooling agreement underwrite both commercial and personal lines of insurance. The following table sets forth the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 1998. The pooling agreement is continuous, but may be amended or terminated at the end of any calendar year as to any one or more parties.

                                   Percent          Percent          Percent
                                     of               of               of
Line of Business            1998    total    1997    total    1996    total
----------------            ----    -----    ----    -----    ----    -----
                                        (Dollars in thousands)
Commercial Lines:
  Automobile ............ $131,317   18.9% $118,624   18.2% $107,786   18.6%
  Property ..............  115,815   16.6   110,637   17.0    92,963   16.0
  Workers' compensation    117,120   16.8   115,117   17.6   118,479   20.4
  Liability .............  115,377   16.6   110,647   16.9   105,889   18.3
  Other .................   15,418    2.2    15,139    2.3    13,998    2.4
                          --------  -----  --------  -----  --------  -----
   Total commercial lines  495,047   71.1   470,164   72.0   439,115   75.7
                          --------  -----  --------  -----  --------  -----

Personal Lines:
  Automobile ............  130,693   18.8   119,580   18.3    92,653   16.0
  Property ..............   68,365    9.8    61,569    9.4    46,459    8.0
  Liability .............    2,134    0.3     2,026    0.3     1,946    0.3
  Other .................       52      -        51      -        53      -
                          --------  -----  --------  -----  --------  -----
   Total personal lines    201,244   28.9   183,226   28.0   141,111   24.3
                          --------  -----  --------  -----  --------  -----
       Total ............ $696,291  100.0% $653,390  100.0% $580,226  100.0%
                          ========  =====  ========  =====  ========  =====

MARKETING

     Marketing of insurance by the parties to the pooling agreement, excluding the nonstandard risk automobile insurance sold by Farm and City, is conducted through 18 offices located throughout the United States and approximately 2,900 independent agencies. These offices maintain close contact with the local market conditions and are able to react rapidly to change. Each office employs underwriting, claims, marketing and risk improvement representatives, as well as field auditors and branch administrative technicians. The offices are supported by Employers Mutual technicians and specialists. Systems are in place to monitor the underwriting results of each office and to maintain guidelines and policies consistent with the underwriting and marketing environment in each region.

     Farm and City specializes in insuring private passenger automobile risks that are found to be unacceptable in the standard automobile insurance market. Farm and City is licensed in a six state area that includes Iowa, Kansas, Missouri, Nebraska, North Dakota and South Dakota. Private passenger automobile policies are solicited through the American Agency System using approximately 1,100 independent agencies.

     The following table sets forth the geographic distribution of the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 1998.

                                          1998        1997        1996
                                         ------      ------      ------
    Alabama ............................   3.7%        3.6%        3.6%
    Arizona ............................   3.7         3.7         4.1
    Colorado ...........................   2.6         2.8         3.1
    Illinois ...........................   5.2         5.3         6.4
    Iowa ...............................  19.3        19.0        20.6
    Kansas .............................   7.8         8.3         9.1
    Michigan ...........................   3.6         4.1         3.2
    Minnesota ..........................   3.8         3.8         4.0
    Nebraska ...........................   7.1         7.2         8.0
    North Carolina .....................   3.2         3.3         4.0
    North Dakota .......................   3.1         2.4         2.3
    Ohio ...............................   2.3         3.2           -
    Rhode Island .......................   2.6         2.6         3.1
    Texas ..............................   4.4         4.4         3.8
    Wisconsin ..........................   4.4         4.4         4.7
    Other * ............................  23.2        21.9        20.0
                                         -----       -----       -----
                                         100.0%      100.0%      100.0%
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


BEST'S RATING

     A.M. Best rates insurance companies based on their relative financial strength and ability to meet their contractual obligations. The A (Excellent) rating assigned to the Company's property and casualty insurance subsidiaries and the other pool members is based on the pool members' 1997 operating results and financial condition as of December 31, 1997. Best's reevaluates its ratings from time to time (normally on an annual basis) and there can be no assurance that the Company's property and casualty insurance subsidiaries and the other pool members will maintain their current rating in the future. Management believes that a Best's rating of "A (Excellent)" or better is important to the Company's business since many insureds require that companies with which they insure be so rated. Best's publications indicate that these ratings are assigned to companies which Best's believes have achieved excellent overall performance and have a strong ability to meet their obligations over a long period of time. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not necessarily directed toward the protection of investors.

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
    Surety excess .............. $ 1,350,000     100 percent of $ 8,650,000
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

                                                         Percent
                                                        of total      1998
Property per risk, property catastrophe                reinsurance   Best's
and casualty coverages:                                protection    rating
---------------------------------------                -----------   ------
Underwriters at Lloyd's of London ....................     20.6%        A
Hannover Ruckversicherung AG .........................      5.7        (1)
Zurich Reinsurance (North America), Inc ..............      5.2         A
Hartford Fire Insurance Company ......................      5.0         A+
AXA Reinsurance Company ..............................      5.1         A+
St. Paul Fire and Marine .............................      3.7         A+
NAC Reinsurance Corporation ..........................      3.6         A+
PMA Reinsurance Corporation ..........................      3.2         A+

Umbrella coverage:
------------------
General Reinsurance Corporation ......................    100.0         A++

Fidelity and surety coverages:
------------------------------
SCOR Reinsurance Company .............................     42.0         A+
GE Reinsurance Corporation ...........................     20.0         A
Signet Star Reinsurance Company ......................     20.0         A
Winterthur Reinsurance Corporation of America ........     18.0         A

Boiler coverage:
----------------
Hartford Steam Boiler Inspection and Insurance Company    100.0         A+


(1)  Not rated.

     Premiums ceded by all pool members and by the Company's property and casualty insurance subsidiaries for the year ended December 31, 1998 are presented below. Each type of reinsurance coverage is purchased in layers, and an individual reinsurer may participate in more than one coverage and at various layers within the coverages. Since each layer of each coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer's overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives.

                                                         Premiums ceded by
                                                     ------------------------
                                                                   Property
                                                                 and casualty
                                                       All pool   insurance
Reinsurer                                              members   subsidiaries
---------                                            ----------- ------------
General Reinsurance Corporation..................... $ 3,888,866 $    913,884
Hartford Steam Boiler Inspection & Insurance Company   1,838,328      432,007
Hartford Fire Insurance Company ....................     971,749      228,361
PMA Reinsurance Corporation ........................     891,740      209,559
AXA Reassurance Corporation ........................     602,425      141,570
Spreckley Villers Burnhope & Company ...............     500,200      117,547
SCOR Reinsurance Company ...........................     486,576      114,345
Signet Star Reinsurance Company ....................     475,292      111,694
GE Reinsurance Corporation .........................     433,793      101,941
American Re-Insurance Company ......................     429,824      101,009
Other Reinsurers ...................................   6,505,393    1,528,767
                                                     ----------- ------------
  Total ............................................ $17,024,186 $  4,000,684
                                                     =========== ============
     The parties to the pooling agreement also cede reinsurance on both a voluntary and a mandatory basis to state and national organizations in connection with various workers' compensation and assigned risk programs and to private organizations established to handle large risks. Premiums ceded by all pool members and by the Company's property and casualty insurance subsidiaries for the year ended December 31, 1998 are presented below.

                                                         Premiums ceded by
                                                     ------------------------
                                                                    Property
                                                                 and casualty
                                                       All pool    insurance
Reinsurer                                              members   subsidiaries
---------                                            ----------- ------------
Wisconsin Compensation Rating Bureau ............... $ 3,896,652 $    915,714
National Workers' Compensation Reinsurance Pool ....   3,259,776      766,047
North Carolina Reinsurance Facility ................   1,222,227      287,223
Mutual Reinsurance Bureau ..........................     471,465      110,794
Michigan Catastrophe Claims Association (1) ........  (1,298,454)    (305,137)
Other Reinsurers ...................................     140,540       33,027
                                                     ----------- ------------
                                                     $ 7,692,206 $  1,807,668
                                                     =========== ============
(1) The Michigan Catastrophe Claims Association distributed excess funds to its members in 1998. Distributions totaling $1,294,560 were received by the parties to the pooling agreement and were recorded as a return of ceded premium.

     In formulating reinsurance programs, Employers Mutual is selective in its choice of reinsurers. Employers Mutual selects reinsurers on the basis of financial stability and long-term relationships, as well as price of the coverage. Reinsurers are generally required to have a Best's rating of "A-" or higher and policyholders' surplus of $50,000,000 ($100,000,000 for casualty reinsurance).

     For information concerning amounts due the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums and the effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, see "Property and Casualty Insurance Subsidiaries and Reinsurance Subsidiary - Reinsurance Ceded."


REINSURANCE ASSUMED

      The parties to the pooling agreement assume insurance from involuntary pools and associations in conjunction with direct business written in various states. Through the Company's participation in the pooling agreement, it assumes insurance business from the North Carolina Reinsurance Facility
(NCRF), which is a state run assigned risk program. The Company has not previously recognized its share of certain surcharges reported by the NCRF. During the fourth quarter of 1998, the Company received clarification regarding such amounts and recorded its share of these cumulative surcharges. As a result, the consolidated financial statements for the year ended December 31, 1998 reflect assumed premium income of $542,656 and assumed loss recoveries of $661,818 related to prior years. Prospectively, these surcharges will be recorded on a quarterly basis.


RELATIONSHIP BETWEEN NET PREMIUMS WRITTEN AND SURPLUS

     The amount of insurance a property and casualty insurance company writes under industry standards is a multiple of its surplus calculated in accordance with statutory accounting practices. Generally, a ratio of 3 to 1 or less is considered satisfactory by regulatory authorities. The ratios of the pool members for the past three years are as follows:
                                                Year ended December 31,
                                             ------------------------------
                                             1998         1997         1996
                                             ----         ----         ----
      Employers Mutual ....................   .82          .80          .95
      EMCASCO .............................  1.66         1.62         1.67
      Illinois EMCASCO ....................  1.87         1.68         1.73
      Dakota Fire .........................  1.79         1.59         1.61
      American Liberty Insurance Company ..   .65         1.08         1.05
      Union Insurance Company of Providence   .75          .72          .68
      Hamilton Mutual .....................  1.41         1.17            -
      Farm and City .......................  2.15         1.60         1.30

OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The property and casualty insurance subsidiaries' reserve information is included in the property and casualty loss reserve development for 1998. See "Property and Casualty Insurance Subsidiaries and Reinsurance Subsidiary - Outstanding Losses and Settlement Expenses."


REINSURANCE

     The reinsurance subsidiary is a property and casualty treaty reinsurer with a concentration in property lines. The reinsurance subsidiary assumes a quota share portion of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts. The reinsurance subsidiary assumes its quota share portion of all premiums and related losses and settlement expenses of this business, subject to a maximum loss per event.
The reinsurance subsidiary does not reinsure any of Employers Mutual's direct insurance business, nor any "involuntary" facility or pool business that Employers Mutual assumes pursuant to state law. In addition, the reinsurance subsidiary is not liable for credit risk in connection with the insolvency of any reinsurers of Employers Mutual. Operations of the quota share agreement give rise to intercompany balances with Employers Mutual, which are settled on a quarterly basis.

     Effective January 1, 1997, the reinsurance subsidiary's quota share participation was increased from 95 percent to 100 percent and the maximum loss per event assumed by the reinsurance subsidiary was increased from $1,000,000 to $1,500,000. In connection with the change in the quota share percentage, the Company's liabilities increased $3,173,647 and invested assets increased $3,066,705. The Company reimbursed Employers Mutual $106,942 for expenses that were incurred to generate the additional business assumed by the Company.


PRINCIPAL PRODUCTS

     The reinsurance subsidiary assumes both pro rata and excess of loss reinsurance from Employers Mutual. The following table sets forth the assumed written premiums of the reinsurance subsidiary for the three years ended December 31, 1998. The amounts reported in the Company's financial statements for the year 1997 reflect an adjustment of $354,735 related to the change in quota share percentage. This adjustment was made to offset the income statement effect that resulted from the increase in the reinsurance subsidiary's reserve for unearned premiums on January 1, 1997 in connection with this transaction.

                                     Percent          Percent          Percent
                                       of               of               of
Line of Business               1998   total     1997   total     1996   total
----------------             -------  -----   -------  -----   ------   -----
                                              (Dollars in thousands)
Pro rata reinsurance:
    Property and Casualty .. $15,105   38.7%  $ 8,985   26.2%  $ 7,724   21.4%
    Property ...............   2,601    6.7     6,546   19.0     8,735   24.3
    Crop ...................   3,967   10.2     3,101    9.0     3,704   10.3
    Casualty ...............   3,919   10.0     2,879    8.4     2,796    7.7
    Marine/aviation ........   1,424    3.6     1,866    5.4     2,762    7.7
    Other ..................   1,661    4.2     2,116    6.2       228    0.6
                             -------  -----   -------  -----   -------  -----
  Total pro rata reinsurance  28,677   73.4    25,493   74.2    25,949   72.0
                             -------  -----   -------  -----   -------  -----
Excess per risk reinsurance:
    Property ...............   2,099    5.4     2,110    6.2     2,258    6.3
    Casualty ...............   2,104    5.4     1,595    4.6     1,182    3.3
    Marine/aviation ........       -      -         -      -         9      -
    Other ..................     868    2.2       647    1.9       628    1.7
                             -------  -----   -------  -----   -------  -----
  Total excess per
     risk reinsurance ......   5,071   13.0     4,352   12.7     4,077   11.3
                             -------  -----   -------  -----   -------  -----
Excess catastrophe/
  aggregate reinsurance:
    Property ...............   4,744   12.1     4,293   12.5     5,671   15.7
    Crop ...................     284    0.7       252    0.8       242    0.7
    Marine/aviation ........      38    0.1         8      -        29    0.1
    Other ..................     260    0.7       (62)  (0.2)       84    0.2
                             -------  -----   -------  -----   -------  -----
  Total excess catastrophe/
     aggregate reinsurance     5,326   13.6     4,491   13.1     6,026   16.7
                             -------  -----   -------  -----   -------  -----
  Total excess reinsurance    10,397   26.6     8,843   25.8    10,103   28.0
                             -------  -----   -------  -----   -------  -----
                             $39,074  100.0%  $34,336  100.0%  $36,052  100.0%
                             =======  =====   =======  =====   =======  =====

MARKETING

     Over the last three years Employers Mutual has emphasized writing excess of loss reinsurance business and has worked to increase its participation on existing contracts that had favorable terms. Employers Mutual strives to be flexible in the types of reinsurance products it offers, but generally limits its writing to direct reinsurance business rather than providing retrocessional covers. During the last two years there has been a trend in the reinsurance marketplace for "across the board" participation on excess of loss reinsurance contracts. As a result, reinsurance companies must be willing to participate in all coverages and on all layers offered under a specific contract in order to be considered a viable reinsurer.


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


REINSURANCE CEDED

     Prior to 1997, the reinsurance subsidiary had an aggregate excess of loss reinsurance treaty with Employers Mutual which provided protection from a large accumulation of retentions resulting from multiple catastrophes in any one calendar year. The coverage provided was $2,000,000, excess of $3,000,000 aggregate losses retained, excess of $200,000 per event. Maximum recovery was limited to $2,000,000 per accident year. The reinsurance subsidiary did not have any recoveries under this treaty during 1996. Premiums paid to Employers Mutual amounted to $500,000 in 1996. This reinsurance treaty was canceled effective January 1, 1997.

     For information concerning amounts due the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums and the effect of reinsurance on premiums written and earned and losses and settlement expenses incurred, see "Property and Casualty Insurance Subsidiaries and Reinsurance Subsidiary - Reinsurance Ceded."


BEST'S RATING

     The most recent Best's Property Casualty Key Rating Guide gives the reinsurance subsidiary a B++ (Very Good) policyholders' rating. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not necessarily directed toward the protection of investors.


OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The reinsurance subsidiary's reserve information is included in the property and casualty loss reserve development for 1998. See "Property and Casualty Insurance Subsidiaries and Reinsurance Subsidiary - Outstanding Losses and Settlement Expenses."

PROPERTY AND CASUALTY INSURANCE SUBSIDIARIES AND REINSURANCE SUBSIDIARY
-----------------------------------------------------------------------
     Employers Mutual provides various services to all of its subsidiaries. Such services include data processing, claims, financial, actuarial, auditing, marketing and underwriting. Costs of these services are allocated to the subsidiaries outside the pooling agreement based upon a number of criteria, including usage and number of transactions. Costs not allocated to these subsidiaries are charged to the pool and each pool participant shares in the total cost in proportion to its participation percentage.


STATUTORY COMBINED RATIOS

     The following table sets forth the Company's insurance subsidiaries' statutory combined ratios and the property and casualty insurance industry averages for the five years ended December 31, 1998. The combined ratios below are the sum of the following: the loss ratio, calculated by dividing losses and settlement expenses incurred by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written and policyholder dividends by net premiums earned.

     Generally, if the combined ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.
                                             Year ended December 31,
                                     --------------------------------------
                                      1998    1997    1996    1995    1994
                                     ------  ------  ------  ------  ------
Property and casualty insurance
      Loss ratio ...................   83.5%   74.3%   70.5%   67.3%   67.6%
      Expense ratio ................   33.3    32.8    34.3    32.6    30.4
                                     ------  ------  ------  ------  ------
        Combined ratio .............  116.8%  107.1%  104.8%   99.9%   98.0%
                                     ======  ======  ======  ======  ======
Reinsurance
      Loss ratio ...................   75.4%   68.4%   68.7%   66.3%   82.0%
      Expense ratio ................   31.1    34.1    31.5    32.3    30.4
                                     ------  ------  ------  ------  ------
        Combined ratio .............  106.5%  102.5%  100.2%   98.6%  112.4%
                                     ======  ======  ======  ======  ======
Total insurance operations
      Loss ratio ...................   81.9%   73.1%   70.0%   67.1%   70.9%
      Expense ratio ................   32.9    33.1    33.6    32.5    30.4
                                     ------  ------  ------  ------  ------
        Combined ratio .............  114.8%  106.2%  103.6%   99.6%  101.3%
                                     ======  ======  ======  ======  ======

Property and casualty insurance
  industry averages (1)
      Loss ratio ...................   76.2%   72.8%   78.3%   78.9%   81.1%
      Expense ratio ................   28.8    28.8    27.5    26.1    27.3
                                     ------  ------  ------  ------  ------
        Combined ratio .............  105.0%  101.6%  105.8%  105.0%  108.4%
                                     ======  ======  ======  ======  ======

(1) As reported by A.M. Best Company. The ratio for 1998 is an estimate; the actual combined ratio is not currently available.

REINSURANCE CEDED

  The following table presents amounts due to the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums as of December 31, 1998:
                                                                    1998
                                           Amount      Percent     Best's
                                        recoverable    of total    rating
                                        -----------    --------    ------
Wisconsin Compensation Rating Bureau .. $ 5,327,161        29.9%      (1)
National Workers' Compensation
  Reinsurance Pool ....................   1,957,751        11.0       (1)
American Re-Insurance Company .........   1,837,755        10.3        A++
General Reinsurance Corporation .......   1,562,792         8.8        A++
Hartford Fire Insurance Company .......     634,780         3.5        A+
PMA Reinsurance Corporation ...........     527,904         3.0        A+
Mutual Reinsurance Bureau (MRB)........     482,520         2.7       (2)
AXA Reinsurance Corporation ...........     455,607         2.5        A+
GE Reinsurance Corporation ............     449,394         2.5        A
Munchener Ruckversicherungs ...........     407,192         2.3       (3)
Other Reinsurers ......................   4,186,672        23.5
                                        -----------    --------
      Total ........................... $17,829,528(4)    100.0%
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

(2) The amount recoverable reflects the property and casualty insurance subsidiaries' pool participation percentage of amounts ceded to this underwriting organization by Employers Mutual. MRB is composed of Employers Mutual and five other nonaffiliated mutual insurance companies. Each of the six members cede primarily property insurance to MRB and assume equal proportionate shares of this business. Each member benefits from the increased capacity provided by MRB. MRB is backed by the financial strength of the six member companies. All of the members of MRB were assigned an A (Excellent) or better rating by A.M. Best.

(3)  Not rated.

(4) The total amount at December 31, 1998 represented $1,064,191 in paid losses and settlement expenses recoverable, $15,563,600 in unpaid losses and settlement expenses recoverable and $1,201,737 in unearned premiums recoverable.

     The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred for the three years ended December 31, 1998 is presented below.
                                              Year ended December 31,
                                     ----------------------------------------
                                         1998          1997          1996
                                     ------------  ------------  ------------
Premiums written:
    Direct ........................  $213,134,588  $175,350,677  $156,161,030
    Assumed from nonaffiliates ....     1,888,951     1,219,564     1,951,071
    Assumed from affiliates .......   204,964,038   178,624,357   161,671,754
    Ceded to nonaffiliates ........    (5,808,352)   (5,615,772)   (7,930,381)
    Ceded to affiliates ...........  (213,249,508) (164,978,055) (147,467,508)
                                     ------------  ------------  ------------
      Net premiums written ........  $200,929,717  $184,600,771  $164,385,966
                                     ============  ============  ============

Premiums earned:
    Direct ........................  $202,514,027  $169,304,584  $154,859,778
    Assumed from nonaffiliates ....     1,969,067     1,403,778     2,350,321
    Assumed from affiliates .......   197,166,272   171,514,339   162,326,189
    Ceded to nonaffiliates ........    (5,801,680)   (5,937,679)   (8,219,290)
    Ceded to affiliates ...........  (201,603,281) (159,066,776) (146,126,332)
                                     ------------  ------------  ------------
      Net premiums earned .........  $194,244,405  $177,218,246  $165,190,666
                                     ============  ============  ============

Losses and settlement expenses
  incurred:
    Direct ........................  $171,209,604  $126,922,536  $117,368,771
    Assumed from nonaffiliates ....     1,298,167       926,403       948,218
    Assumed from affiliates .......   171,681,607   122,827,934   113,083,014
    Ceded to nonaffiliates ........    (7,395,934)   (3,364,737)   (6,817,132)
    Ceded to affiliates ...........  (178,917,350) (117,458,832) (109,215,656)
                                     ------------  ------------  ------------
      Net losses and settlement
        expenses incurred .........  $157,876,094  $129,853,304  $115,367,215
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

     The Company does not discount reserves. Inflation is implicitly provided for in the reserving function through analysis of cost trends, reviews of historical reserving results and projections of future economic conditions. Large ($100,000 and over) incurred and reported gross reserves are reviewed regularly for adequacy. In addition, long-term and lifetime medical claims are periodically reviewed for cost trends and the applicable reserves are appropriately revised.

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

     Despite the inherent uncertainties of estimating insurance company loss and settlement expense reserves, management believes that the Company's reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that the Company's reserves for losses and settlement expenses at December 31, 1998 are adequate.

      The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the property and casualty insurance subsidiaries and the reinsurance subsidiary. Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements.

                                             Year ended December 31,
                                     ----------------------------------------
                                         1998          1997          1996
                                     ------------  ------------  ------------
Gross reserves at beginning of year  $217,777,942  $202,502,986  $205,422,109

Ceded reserves at beginning of year   (13,030,150)  (13,796,769)  (12,226,680)
                                     ------------  ------------  ------------
Net reserves at beginning of year,
  before adjustments ...............  204,747,792   188,706,217   193,195,429

Adjustment to beginning reserves
  due to change in pooling
  agreement ........................    3,600,220     3,795,453             -

Adjustment to beginning reserves
  due to change in quota share
  percentage .......................            -     2,726,913             -
                                     ------------  ------------  ------------
Net reserves at beginning of year,
  after adjustments ................  208,348,012   195,228,583   193,195,429

Incurred losses and
  settlement expenses:
----------------------
    Provision for insured events
      of the current year ..........  168,953,309   137,300,762   131,375,234

    Decrease in provision for
      insured events of prior years   (11,077,215)   (7,447,458)  (16,008,019)
                                     ------------  ------------  ------------
        Total incurred losses and
          settlement expenses ......  157,876,094   129,853,304   115,367,215
                                     ------------  ------------  ------------
Payments:
---------
  Losses and settlement expenses
    attributable to insured events
    of the current year ............   73,228,354    57,649,830    59,948,110

  Losses and settlement expenses
    attributable to insured events
    of prior years .................   62,949,029    62,684,265    59,908,317
                                     ------------  ------------  ------------
        Total payments .............  136,177,383   120,334,095   119,856,427
                                     ------------  ------------  ------------

Net reserves at end of year ........  230,046,723   204,747,792   188,706,217

Ceded reserves at end of year ......   15,563,600    13,030,150    13,796,769
                                     ------------  ------------  ------------
Gross reserves at end of year ...... $245,610,323  $217,777,942  $202,502,986
                                     ============  ============  ============

     The following table shows the calendar year development of loss and settlement expense reserves of the property and casualty insurance subsidiaries and the reinsurance subsidiary. Amounts presented are on a net basis with, beginning in 1992, (i) a reconciliation of the net loss and settlement expense reserves, to the gross amounts presented in the consolidated financial statements and (ii) disclosure of the gross re-estimated loss and settlement expense reserves and the related re-estimated reinsurance receivables.

     Reflected in this table is (1) the increase in the property and casualty insurance subsidiaries' collective participation in the pool from 17 percent to 22 percent in 1992, (2) the change in the pooling agreement whereby effective January 1, 1993 the voluntary reinsurance business written by Employers Mutual is no longer subject to cession to the pool members, (3) the commutation of two reinsurance contracts under the reinsurance subsidiary's quota share agreement in 1993, (4) the gross-up of reserve amounts associated with the National Workers' Compensation Reinsurance Pool at December 31, 1993,
(5) the reinsurance subsidiary's commutation of all outstanding reinsurance balances ceded to Employers Mutual under catastrophe and aggregate excess of loss reinsurance treaties related to accident years 1991 through 1993 in 1994, and (6) the increase in the reinsurance subsidiary's quota share assumption of Employers Mutual's assumed reinsurance business from 95 percent to 100 percent in 1997. The table has been restated to reflect the addition of Hamilton Mutual to the pooling agreement effective January 1, 1997 and the addition of Farm and City to the pooling agreement effective January 1, 1998.

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

     During the last three years the Company has experienced favorable development in the provision for insured events of prior years. The majority of the favorable development has come from the property and casualty insurance subsidiaries, which have benefitted from state reform measures in workers' compensation insurance and various loss control functions implemented by Employers Mutual. Favorable development has also been experienced in the reinsurance subsidiary.

     The property and casualty insurance subsidiaries have historically experienced favorable development in their reserves and current reserving practices have not been relaxed; however, the amount of favorable development experienced in recent years is not expected to continue.

                                                                 Year ended December 31,
                                 -------------------------------------------------------------------------------------------------
(Dollars in thousands)             1988     1989     1990     1991     1992     1993     1994     1995     1996     1997     1998
                                   ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
Statutory reserves for losses
  and settlement expenses ...... $121,667  127,870  131,623  139,317  180,797  182,072  191,514  196,293  191,892  205,606 230,937

Reclassification of reserve
  amounts associated with the
  National Workers' Compensation
  Reinsurance Pool .............    2,911    3,855    4,338    6,830   11,364        -        -        -        -        -        -

Retroactive restatement of
  reserves in conjunction with
  admittance of new participants
  into the pooling agreement ...      219    2,182    3,334    4,364    5,314    5,248    6,603    6,809    7,018    3,600        -
                                  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Statutory reserves after
  reclassification .............  124,797  133,907  139,295  150,511  197,475  187,320  198,117  203,102  198,910  209,206  230,937

GAAP adjustments:
  Salvage and subrogation ......     (930)    (930)  (1,203)  (1,284)  (2,026)  (1,804)  (1,799)  (2,369)  (2,400)       -        -

  Reclass of statutory settlement
    expense portion of
    retirement benefit liability        -        -        -        -        -     (601)    (680)    (729)    (786)    (858)    (890)
                                  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Reserves for losses and
  settlement expenses ..........  123,867  132,977  138,092  149,227  195,449  184,915  195,638  200,004  195,724  208,348  230,047

Paid (cumulative) as of:
  One year later ...............   33,346   42,480   42,990   31,577   78,000   60,162   57,247   62,012   59,856   62,949        -
  Two years later ..............   56,293   66,185   59,579   79,619  109,985   89,153   88,831   92,626   92,191        -        -
  Three years later ............   71,002   77,009   96,796   97,152  127,885  107,372  106,691  112,985        -        -        -
  Four years later .............   78,278  107,215  106,391  107,114  137,783  116,856  118,705        -        -        -        -
  Five years later .............  104,753  113,112  112,200  112,598  143,876  123,843        -        -        -        -        -
  Six years later ..............  108,134  116,338  115,858  116,670  148,518        -        -        -        -        -        -
  Seven years later ............  110,193  119,039  118,725  119,699        -        -        -        -        -        -        -
  Eight years later ............  112,154  120,879  120,122        -        -        -        -        -        -        -        -
  Nine years later .............  113,761  121,758        -        -        -        -        -        -        -        -        -
  Ten years later ..............  114,400        -        -        -        -        -        -        -        -        -        -

Reserves reestimated as of:
  End of year ..................  123,867  132,977  138,092  149,227  195,449  184,915  195,638  200,004  195,724  208,348  230,047
  One year later ...............  125,971  137,442  143,884  155,537  197,008  179,527  179,818  183,760  188,579  197,271        -
  Two years later ..............  126,577  140,272  145,101  152,771  192,318  170,653  173,162  182,285  185,465        -        -
  Three years later ............  128,460  139,949  143,413  148,867  186,730  166,778  172,118  179,797        -        -        -
  Four years later .............  130,226  140,315  142,496  148,017  186,133  166,133  170,570        -        -        -        -
  Five years later .............  130,505  139,380  143,063  148,098  186,319  165,548        -        -        -        -        -
  Six years later ..............  129,779  141,133  143,638  148,686  186,095        -        -        -        -        -        -
  Seven years later ............  131,899  142,650  144,318  148,991        -        -        -        -        -        -        -
  Eight years later ............  133,466  143,763  144,679        -        -        -        -        -        -        -        -
  Nine years later .............  134,735  143,051        -        -        -        -        -        -        -        -        -
  Ten years later ..............  132,564        -        -        -        -        -        -        -        -        -        -
                                 --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Cumulative redundancy
  (Deficiency) ................. $ (8,697) (10,074)  (6,587)     236    9,354   19,367   25,068   20,207   10,259   11,077        -
                                 ========  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======
Gross loss and settlement expense reserves - end of year  (A) ...... $220,703  202,370  209,785  212,231  209,521  221,378  245,610

Reinsurance receivables ............................................   25,254   17,455   14,147   12,227   13,797   13,030   15,563
                                                                     --------  -------  -------  -------  -------  -------  -------
Net loss and settlement expense reserves - end of year ............. $195,449  184,915  195,638  200,004  195,724  208,348  230,047
                                                                     ========  =======  =======  =======  =======  =======  =======
Gross re-estimated reserves - latest (B) ........................... $209,226  180,809  184,698  194,770  202,561  212,031  245,610
Re-estimated reinsurance receivables - latest ......................   23,131   15,261   14,128   14,973   17,096   14,760   15,563
                                                                     --------  -------  -------  -------  -------  -------  -------
Net re-estimated reserves - latest ................................. $186,095  165,548  170,570  179,797  185,465  197,271  230,047
                                                                     ========  =======  =======  =======  =======  =======  =======
Gross cumulative redundancy (deficiency) (A-B) ..................... $ 11,477   21,561   25,087   17,461    6,960    9,347        -
                                                                     ========  =======  =======  =======  =======  =======  =======

Asbestos and Environmental Claims

     The Company has exposure to asbestos and environmental related claims associated with the insurance business written by the parties to the pooling agreement and the reinsurance business assumed from Employers Mutual by the reinsurance subsidiary.

     Estimating loss and settlement expense reserves for asbestos and environmental claims is very difficult due to the many uncertainties surrounding these types of claims. These uncertainties exist because the assignment of responsibility varies widely by state and claims often emerge long after the policy has expired, which makes assignment of damages to the appropriate party and to the time period covered by a particular policy difficult. In establishing reserves for these types of claims, management monitors the relevant facts concerning each claim, the current status of the legal environment, the social and political conditions and the claim history and trends within the Company and the industry.

     Based upon current facts, management believes the reserves established for asbestos and environmental related claims at December 31, 1998 are adequate. Although future changes in the legal and political environment may result in adjustments to these reserves, management believes any adjustments will not have a material impact on the financial condition or results of operations of the Company.


Asbestos Claims

     The Company's asbestos claim activity primarily relates to bodily injury claims where a former insured has been named as one of multiple defendants covering exposure over many years.

     The following table presents selected data on asbestos related losses and settlement expenses incurred and reserves outstanding for the Company:

                                                   Year ended December 31,
                                              -------------------------------
                                                 1998       1997       1996
                                              ---------- ---------- ---------
Total losses incurred ....................... $        - $  394,524 $ 100,090
Total settlement expenses incurred ..........     34,287     25,246     5,847
                                              ---------- ---------- ---------
 Total losses and settlement expenses
    incurred ................................ $   34,287 $  419,770 $ 105,937
                                              ========== ========== =========

Loss reserves ............................... $  932,227 $  942,822 $ 662,910
Settlement expense reserves .................     48,237     32,909    28,089
                                              ---------- ---------- ---------
  Total loss and settlement expense reserves  $  980,464 $  975,731 $ 690,999
                                              ========== ========== =========

Number of outstanding claims ................        145         92        57
                                              ========== ========== =========

     The incurred and reserve amounts for 1998, 1997 and 1996 reflect 88, 63 and 40 claims, respectively, by individuals asserting asbestos exposure to products allegedly manufactured by a former insured.

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

     The following table presents selected data on environmental losses and settlement expenses incurred and reserves outstanding for the Company.

                                                 Year ended December 31,
                                           ----------------------------------
                                              1998        1997        1996
                                           ----------  ----------  ----------
Total losses incurred .................... $        -  $  374,822  $   85,454
Total settlement expenses incurred .......     18,288      25,615     (27,761)
                                           ----------  ----------  ----------
  Total losses and settlement expenses
    incurred ............................. $   18,288  $  400,437  $   57,693
                                           ==========  ==========  ==========

Loss reserves ............................ $1,132,412  $1,184,569  $1,103,466
Settlement expense reserves ..............    259,222     252,435     308,145
                                           ----------  ----------  ----------
  Total loss and settlement expense
    reserves ............................. $1,391,634  $1,437,004  $1,411,611
                                           ==========  ==========  ==========
Number of outstanding claims .............         53          46          63
                                           ==========  ==========  ==========

     Included in the above table at December 31, 1998, 1997 and 1996 are two closed landfills which involve three and six policyholders, respectively. Coverage is disputed in all 53 of the claims which were outstanding at December 31, 1998. The coverage disputes relate to claims involving contamination at or from (i) insured property and (ii) closed landfills based on the generation of waste disposed of at these sites.

INVESTMENTS

     Securities classified as held-to-maturity are purchased with the intent and ability to be held to maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the financial statements. All other securities have been classified as securities available-for-sale and are carried at fair value, with unrealized holding gains and losses reported as accumulated other comprehensive income in stockholders' equity, net of deferred income taxes.

     At December 31, 1998, approximately 87 percent of the Company's bonds were invested in government or government agency issued securities. A variety of maturities are maintained in the Company's portfolio to assure adequate liquidity. The maturity structure of bond investments is also established by the relative attractiveness of yields on short, intermediate and long-term bonds. The Company does not invest in any high-yield debt investments (commonly referred to as junk bonds).

     The Company's equity investment holdings include common stock and preferred stock. During 1998 the Company liquidated its common stock mutual fund portfolio and reinvested the proceeds in individual stock issues that are being managed on a tax-aware basis.

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

     The investments of EMC Insurance Group Inc. and its subsidiaries are supervised by investment committees of each entity's respective board of directors. The investment portfolios are managed by an internal staff which is composed of employees of Employers Mutual.

     Investment expenses are based on actual expenses incurred plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted average of total invested assets and number of investment transactions.

     The following table shows the composition of the Company's investment portfolio (at amortized cost), by type of security, as of December 31, 1998 and 1997. In the Company's consolidated financial statements, securities held-to-maturity are carried at amortized cost; securities available-for-sale are carried at fair value.
                                            Year ended December 31,
                                 --------------------------------------------
                                           1998                   1997
                                 ---------------------  ---------------------
                                   Amortized              Amortized
                                     Cost      Percent      Cost      Percent
                                 ------------  -------  ------------  -------
Securities held-to-maturity:
  Fixed maturity securities:
    U.S. treasury securities
      and obligations of U.S.
      government corporations
      and agencies ............. $ 90,851,839     21.4% $103,826,052     26.0%
    Obligations of states and
      political subdivisions ...   49,189,315     11.6    41,989,442     10.5
    Mortgage-backed securities     24,885,036      5.8    40,013,569     10.0
                                 ------------  -------  ------------  -------
      Total securities held-
        to-maturity ............  164,926,190     38.8   185,829,063     46.5
                                 ------------  -------  ------------  -------
Securities available-for-sale:
  Fixed maturity securities:
    U.S. treasury securities
      and obligations of U.S.
      government corporations
      and agencies .............    3,491,259      0.8%            -        -
    Obligations of states and
      political subdivisions ...  155,138,275     36.5   130,945,594     32.8
    Public utilities ...........    7,304,015      1.7     8,760,899      2.2
    Corporate securities .......   42,181,578      9.9    32,861,713      8.2
    Redeemable preferred stocks             -        -       149,000        -
                                 ------------  -------  ------------  -------
      Total fixed maturity
        securities .............  208,115,127     48.9   172,717,206     43.2

  Equity securities:
    Common stock ...............   26,782,547      6.3             -        -
    Common stock mutual funds ..            -        -    20,988,146      5.3
    Non-redeemable preferred
      stocks ...................    3,145,886      0.7     5,273,011      1.3
                                 ------------  -------  ------------  -------
      Total equity securities ..   29,928,433      7.0    26,261,157      6.6
                                 ------------  -------  ------------  -------
      Total securities
        available-for-sale .....  238,043,560     55.9   198,978,363     49.8
                                 ------------  -------  ------------  -------
Short-term investments .........   22,660,011      5.3    14,926,994      3.7
                                 ------------  -------  ------------  -------
      Total investments ........ $425,629,761    100.0% $399,734,420    100.0%
                                 ============  =======  ============  =======

     Fixed maturity securities held by the Company generally have an investment quality rating of "A" or better by independent rating agencies. The following table shows the composition of the Company's fixed maturity securities, by rating, as of December 31, 1998.

                                 Securities               Securities
                               held-to-maturity        available-for-sale
                             (at amortized cost)        (at fair value)
                            ---------------------    ---------------------
                               Amount     Percent       Amount     Percent
                            ------------  -------    ------------  -------
Rating(1)
  AAA ..................... $164,926,190    100.0%   $ 67,211,897     30.9%
  AA ......................            -        -     102,611,869     47.2
  A .......................            -        -      47,329,666     21.8
  BAA .....................            -        -         346,168       .1
                            ------------  -------    ------------  -------
    Total fixed maturities  $164,926,190    100.0%   $217,499,600    100.0%
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

     The amortized cost and estimated fair value of fixed maturity securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                                Estimated
                                                Amortized         fair
                                                  cost            value
                                              ------------    ------------
Securities held-to-maturity:
  Due in one year or less ................... $ 31,987,844    $ 32,501,255
  Due after one year through five years .....   26,101,561      27,331,391
  Due after five years through ten years ....   72,229,770      78,512,195
  Due after ten years .......................    9,721,979      10,375,963
  Mortgage-backed securities ................   24,885,036      25,902,635
                                              ------------    ------------
    Totals .................................. $164,926,190    $174,623,439
                                              ============    ============
Securities available-for-sale:
  Due in one year or less ................... $ 22,931,915    $ 23,009,649
  Due after one year through five years .....   49,120,202      50,518,753
  Due after five years through ten years ....   56,627,240      60,522,488
  Due after ten years .......................   79,435,770      83,448,710
                                              ------------    ------------
    Totals .................................. $208,115,127    $217,499,600
                                              ============    ============

     The mortgage-backed securities shown in the above table include $14,533,676 of securities issued by government corporations and agencies and $10,351,360 of collateralized mortgage obligations (CMOs). CMOs are securities backed by mortgages on real estate which come due at various times. The Company has attempted to minimize the prepayment risks associated with mortgage-backed securities by not investing in "principal only" and "interest only" CMOs. The CMOs that the Company has invested in are designed to reduce the risk of prepayment by providing predictable principal payment schedules within a designated range of prepayments. Investment yields may vary from those anticipated due to changes in prepayment patterns of the underlying collateral.

     Investment results of the Company for the periods indicated are shown in the following table:

                                              Year ended December 31,
                                         1998          1997          1996
                                     ------------  ------------  ------------
Average invested assets (1) ........ $412,682,091  $386,852,093  $367,276,871
Investment income (2) ..............   24,859,063    23,780,303    24,006,977
Average yield ......................         6.02%         6.15%         6.54%
Realized investment gains (3) ...... $  5,901,049  $  4,100,006  $  1,890,923

(1) Average of the aggregate invested amounts (amortized cost) at the beginning and end of the year.

(2) Investment income is net of investment expenses and does not include realized gains or provision for income taxes.

(3) The amount for 1998 reflects realized gains of $7,585,293 resulting from the liquidation of the Company's common stock mutual fund portfolio. The Company reinvested the proceeds from the liquidation into individual stock issues that are being managed on a tax-aware basis. The change in the Company's investment strategy for equity securities, from a common stock mutual fund portfolio to individual stock issues, will allow the Company to control both the timing and the amount of sales that occur in these investments. As a result, realized investment gains reported in future periods are expected to decline significantly from the amounts reported during the last several years. The amounts for 1997 and 1996 reflect capital gain distributions of $4,010,683 and $1,655,564, respectively, related to the Company's common stock mutual fund portfolio.

EMPLOYEES
---------
     EMC Insurance Group Inc. has no employees of its own, although approximately 15 employees of Employers Mutual perform administrative duties on a part-time basis. Otherwise, the Company's business activities are conducted by employees of Employers Mutual and one of the property and casualty insurance subsidiaries, which have 1,886 and 67 employees, respectively. The property and casualty insurance subsidiaries share the costs associated with the pooling agreement in accordance with their pool participation percentages. See "Property and Casualty Insurance - Pooling Agreement."

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

     State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer's surplus as regards policyholders be reasonable and adequate in relation to its liabilities. Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance. "Extraordinary" dividends or distributions are subject to prior approval and are defined as dividends or distributions which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis. Both Illinois and North Dakota impose restrictions which are similar to those of Iowa on the payment of dividends and distributions. At December 31, 1998, $12,725,145 was available for distribution in 1999 to EMC Insurance Group Inc. without prior approval. See note 6 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

     The National Association of Insurance Commissioners (NAIC) utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify property/casualty insurers that are in (or are perceived as approaching) financial difficulty by establishing minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 1998, each of the Company's insurance subsidiaries has a ratio of total adjusted capital to risk-based capital well in excess of the minimum level required.

ITEM 2.  PROPERTIES.
-------  -----------
     The Company does not own any real property. Lease costs of the Company's two office facilities in West Des Moines, Iowa totaled approximately $12,000 and $28,500 in 1998. These leases expired on February 28, 1998 and November 30, 1998, at which time the operations were moved into facilities owned by Employers Mutual.

     Lease costs of the Company's office facilities in Oak Brook, Illinois, and Bismarck, North Dakota, which total approximately $293,000 and $275,000 annually, are included as expenses under the pooling agreement. Expenses of office facilities owned and leased by Employers Mutual are borne by the parties to the pooling agreement, less the rent received from the space used and paid for by non-insurance subsidiaries and outside tenants. See "Property and Casualty Insurance - Pooling Agreement" under Item 1 of this Form 10-K.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------
     None.

                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------  -------------------------------------------------
         STOCKHOLDER MATTERS.
         --------------------
     The "Market for Common Stock and Related Security Holder Matters" section from the Company's Annual Report to Stockholders for the year ended December 31, 1998, which is included as Exhibit 13(d) to this Form 10-K, is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------
     The "Selected Consolidated Financial Data" section from the Company's Annual Report to Stockholders for the year ended December 31, 1998, which is included as Exhibit 13(a) to this Form 10-K, is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------
     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section from the Company's Annual Report to Stockholders for the year ended December 31, 1998, which is included as
Exhibit 13(b) to this Form 10-K, is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------- -----------------------------------------------------------
     The information under the caption "Market Risk" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section from the Company's Annual Report to Stockholders for the year ended December 31, 1998, which is included as Exhibit 13(b) to this Form 10-K, is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------
     The consolidated financial statements from the Company's Annual Report to Stockholders for the year ended December 31, 1998, which is included as
Exhibit 13(c) to this Form 10-K, are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------  ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         ------------------------------------
     None.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------
     See the information under the caption "Election of Directors" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 24, 1999, which information is incorporated herein by reference.

     The following sets forth information regarding all executive officers of the Company.

         NAME         AGE                      POSITION


Bruce G. Kelley        45        President and Chief Executive Officer of the
                                 Company and of Employers Mutual since 1992 and Treasurer of both organizations since
                                 1996.  He was elected President of the
                                 Company and Employers Mutual in 1991.
                                 Mr. Kelley was Executive Vice President of the Company and Employers Mutual from 1989 to 1991. He has been employed by Employers
                                 Mutual since 1985.


Fred A. Schiek         64        Executive Vice President and Chief Operating
                                 Officer of the Company and of Employers
                                 Mutual since 1992.  He was Vice President of
                                 Employers Mutual from 1983 until 1992. He has been employed by Employers Mutual since
                                 1959.


John D. Isenhart       61        Senior Vice President of the Company since
                                 1997 and of Employers Mutual since 1992.
                                 He has been employed by Employers Mutual since 1963.


Margaret A. Ball       60        Senior Vice President of the Company since
                                 1998 and of Employers Mutual since 1997.
                                 She has been employed by Employers Mutual since 1971.


Ronald W. Jean         50        Senior Vice President of the Company and
                                 Employers Mutual since 1997. He has been employed by Employers Mutual since 1979.


Raymond W. Davis       53        Senior Vice President of the Company and
                                 Employers Mutual since 1998. He has been employed by Employers Mutual since 1979.

         NAME         AGE                      POSITION

Donald D. Klemme       53        Senior Vice President and Secretary of the
                                 Company since 1998. Senior Vice President of Employers Mutual since 1998. He has been employed by Employers Mutual since 1972.


David O. Narigon       46        Senior Vice President of the Company and of
                                 Employers Mutual since 1998. He has been employed by Employers Mutual since 1983.


Mark E. Reese          41        Vice President of the Company and Employers
                                 Mutual since 1996 and Chief Financial Officer of the Company and Employers Mutual since
                                 1997.  He has been employed by Employers
                                 Mutual since 1984.


ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------
     See the information under the caption "Compensation of Management" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 24, 1999, which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------
     See the information under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 24, 1999, which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------
     See the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 24, 1999, which information is incorporated herein by reference.

                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------
(a)  List of Financial Statements and Schedules.
                                                                        Page
                                                                       ------
     1.  Financial Statements

         Independent Auditors' Report ................................   11*
         Consolidated Balance Sheets, December 31, 1998 and 1997 .....  26-27*
         Consolidated Statements of Income for the Years ended
            December 31, 1998, 1997 and 1996 .........................    28*
         Consolidated Statements of Comprehensive Income for the
            Years ended December 31, 1998, 1997 and 1996 .............    28*
         Consolidated Statements of Stockholders' Equity for the
            Years ended December 31, 1998, 1997 and 1996 .............    29*
         Consolidated Statements of Cash Flows for the Years ended
            December 31, 1998, 1997 and 1996 .........................  30-31*
         Notes to Consolidated Financial Statements ..................  32-52*

                                                                     Form 10-K
     2.  Schedules                                                      Page
                                                                       ------
         Independent Auditors' Report on Schedules ...................    34
         Schedule I   - Summary of Investments .......................    35
         Schedule II  - Condensed Financial Information of Registrant     36
         Schedule III - Supplementary Insurance Information ..........    39
         Schedule IV  - Reinsurance ..................................    40
         Schedule VI  - Supplemental Information Concerning
                          Property-Casualty Insurance Operations .....    41

         All other schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in notes to consolidated financial statements or are not significant in amount.

         * Refers to the respective page of EMC Insurance Group Inc.'s 1998 Annual Report to Stockholders. The Consolidated Financial Statements and Independent Auditors' Report, which are included as Exhibit 13(c), are incorporated by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

     3.  Management contracts and compensatory plan arrangements

         Exhibit 10(b).  Management Incentive Compensation Plan.
         Exhibit 10(d).  1982 Employers Mutual Casualty Company Incentive
                           Stock Option Plan, as amended.
         Exhibit 10(e).  Deferred Bonus Compensation Plans.
         Exhibit 10(f).  EMC Reinsurance Company Executive Bonus Program.
         Exhibit 10(h).  Employers Mutual Casualty Company Excess Retirement
                           Benefit Agreement.
         Exhibit 10(i).  Employers Mutual Casualty Company 1993 Employee
                           Stock Purchase Plan.
         Exhibit 10(j).  1993 Employers Mutual Casualty Company Incentive
                           Stock Option Plan, as amended.
         Exhibit 10(k).  Employers Mutual Casualty Company Non-Employee
                           Director Stock Option Plan.
         Exhibit 10(l).  Employers Mutual Casualty Company Supplemental
                           Executive Retirement Plan.

(b)  Reports on Form 8-K.

          On November 20, 1998, EMC Insurance Group Inc. filed a report on Form 8-K related to a November 20, 1998 press release announcing a repurchase plan for up to $3,000,000 of its common stock.


(c) Exhibits.

    3.   Articles of incorporation and bylaws:

         (a)  Articles of Incorporation of the Company, as amended.

         (b)  Bylaws of the Company, as amended.

    10.  Material contracts.

         (a) Quota Share Reinsurance Contract between Employers Mutual Casualty Company and EMC Reinsurance Company. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1997.)

         (b)  Management Incentive Compensation Plan.

         (c) EMC Insurance Companies reinsurance pooling agreements between Employers Mutual Casualty Company and certain of its affiliated companies, as amended.

         (d) 1982 Employers Mutual Casualty Company Incentive Stock Option Plan, as amended.

         (e)  Deferred Bonus Compensation Plans.

         (f)  EMC Reinsurance Company Executive Bonus Program.

         (g) EMC Insurance Group Inc. Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan. (Incorporated by reference to Registration No. 33-34499.)

         (h) Employers Mutual Casualty Company Excess Retirement Benefit Agreement.

         (i) Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan. (Incorporated by reference to Registration No. 33-49335.)

         (j) 1993 Employers Mutual Casualty Company Incentive Stock Option Plan. (Incorporated by reference to Registration Nos.33-49337 and 333-45279.)

         (k) Employers Mutual Casualty Company Non-Employee Director Stock Option Plan. (Incorporated by reference to Registration No. 33-49339.)

         (l) Employers Mutual Casualty Company Supplemental Executive Retirement Plan. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1995.)

    13.  Annual Report to Security Holders.

         (a) Selected Financial Data from the Company's 1998 Annual Report to Stockholders.

         (b) Management's Discussion and Analysis of Financial Condition and Results of Operations from the Company's 1998 Annual Report to Stockholders.

         (c) Consolidated Financial Statements from the Company's 1998 Annual Report to Stockholders.

         (d) Market for Common Stock and Related Security Holder Matters from the Company's 1998 Annual Report to Stockholders.

    21.  Subsidiaries of the Registrant.

    23. Consent of KPMG Peat Marwick LLP with respect to Forms S-8 (Registration Nos. 2-93738, 33-49335, 33-49337, 33-49339 and
         333-45279) and Form S-3 (Registration No. 33-34499).

    24.  Power of Attorney.

(d) Financial statements required by Regulation S-X which are excluded from the Annual Report to Stockholders by Rule 14a-3(b)(1).

     None.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1999.


                        EMC INSURANCE GROUP INC.

                        /s/ Bruce G. Kelley
                        ------------------------
                        Bruce G. Kelley
                        President, Treasurer and
                        Chief Executive Officer


                        /s/ Mark E. Reese
                        ------------------------
                        Mark E. Reese
                        Vice President - Chief Financial Officer
                        (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1999.


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

                        /s/ Mark E. Reese
                        ------------------------
                        Fredrick A. Schiek*
                        Director



* by power of attorney

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES


The Board of Directors and Stockholders
EMC Insurance Group Inc.:

     Under date of February 25, 1999, we reported on the consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in Part II, Item 8 of the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related supplementary financial statement schedules listed in Part IV, Item 14(a)2. These supplementary financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these supplementary financial statement schedules based on our audits.

     In our opinion, such supplementary financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                          /s/ KPMG Peat Marwick LLP


Des Moines, Iowa
February 25, 1999

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                     Schedule I - Summary of Investments -
                   Other Than Investments in Related Parties

                              December 31, 1998

                                                                   Amount at
                                                                  which shown
                                                      Fair          in the
       Type of investment                Cost         value      balance sheet
       ------------------            ------------  ------------  -------------
Securities held-to-maturity:
  Fixed maturities:
    United States Government
      and government agencies
      and authorities .............. $ 90,851,839  $ 98,636,188   $ 90,851,839
    States, municipalities and
      political subdivisions .......   49,189,315    50,084,616     49,189,315
    Mortgage - backed securities ...   24,885,036    25,902,635     24,885,036
                                     ------------  ------------   ------------
     Total fixed maturity securities  164,926,190   174,623,439    164,926,190
                                     ------------  ------------   ------------
Securities available-for-sale:
  Fixed maturities:
    United States Government
      and government agencies
      and authorities ..............    3,491,259     3,486,905      3,486,905
    States, municipalities and
      political subdivisions .......  155,138,275   163,078,673    163,078,673
    Public utilities ...............    7,304,015     7,516,310      7,516,310
    Corporate securities ...........   42,181,578    43,417,712     43,417,712
                                     ------------  ------------   ------------
     Total fixed maturity securities  208,115,127   217,499,600    217,499,600

  Equity securities:
    Common stocks ..................   26,782,547    29,524,441     29,524,441
    Non-redeemable preferred stocks     3,145,886     3,260,988      3,260,988
                                     ------------  ------------   ------------
      Total equity securities ......   29,928,433    32,785,429     32,785,429

Short-term investments .............   22,660,011    22,660,011     22,660,011
                                     ------------  ------------   ------------

            Total investments ...... $425,629,761  $447,568,479   $437,871,230
                                     ============  ============   ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

         Schedule II - Condensed Financial Information of Registrant

                            Condensed Balance Sheets


                                                         December 31,
                                                  --------------------------
                                                      1998          1997
                                                  ------------  ------------
ASSETS
------
Investment in common stock of
  subsidiaries (equity method) .................. $157,416,941  $154,839,418
Fixed maturity securities held-to-maturity,
  at amortized cost .............................    3,999,138     6,494,491
Short-term investments ..........................    2,552,944       909,698
Cash ............................................       62,448         3,884
Accrued investment income .......................       50,417       108,945
Accounts receivable .............................          216       166,488
Deferred tax asset ..............................        3,850             -
                                                  ------------  ------------
     Total assets ............................... $164,085,954  $162,522,924
                                                  ============  ============

LIABILITIES
-----------
Accounts payable ................................ $    128,245  $    127,846
Income taxes payable ............................       18,000        37,000
Indebtedness to related party ...................        1,869         8,490
Deferred tax liability ..........................            -         3,132
                                                  ------------  ------------
     Total liabilities ..........................      148,114       176,468
                                                  ------------  ------------

STOCKHOLDERS' EQUITY
--------------------
Common stock, $1 par value,
  authorized 20,000,000 shares;
  issued and outstanding, 11,496,389 shares
  in 1998 and 11,351,119 shares in 1997 .........   11,496,389    11,351,119
Additional paid-in capital ......................   67,822,412    65,916,681
Accumulated other comprehensive income ..........    8,079,371     7,687,092
Retained earnings ...............................   76,539,668    77,391,564
                                                  ------------  ------------
     Total stockholders' equity .................  163,937,840   162,346,456
                                                  ------------  ------------
     Total liabilities and stockholders' equity   $164,085,954  $162,522,924
                                                  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Condensed Statements of Income

                                               Years ended December 31,
                                        -------------------------------------
                                            1998         1997         1996
                                        -----------  -----------  -----------

Equity in undistributed earnings ...... $ 1,685,244  $ 9,377,037  $11,914,842
Dividends received from
  consolidated subsidiaries ...........   4,275,035    3,750,032    3,060,026
Investment income .....................     463,889      445,816      406,952
                                        -----------  -----------  -----------
                                          6,424,168   13,572,885   15,381,820

Operating expenses ....................     387,056      313,762      313,087
                                        -----------  -----------  -----------
   Income from operations before
     income taxes .....................   6,037,112   13,259,123   15,068,733

Income taxes ..........................      24,247       42,556       34,569
                                        -----------  -----------  -----------
              Net income............... $ 6,012,865  $13,216,567  $15,034,164
                                        ===========  ===========  ===========




                 Condensed Statements of Comprehensive Income

                                               Years ended December 31,
                                        -------------------------------------
                                            1998         1997         1996
                                        -----------  -----------  -----------

Net income ............................ $ 6,012,865  $13,216,567  $15,034,164
                                        -----------  -----------  -----------
Other Comprehensive Income:
  Unrealized holding gains arising
    during the period, net of
    income taxes ......................   4,264,242    6,399,757      931,486

  Reclassification adjustment for gains
    included in net income, net of
    income taxes ......................  (3,871,963)  (2,704,732)  (1,229,400)
                                        -----------  -----------  -----------
      Other comprehensive income (loss)     392,279    3,695,025     (297,914)
                                        -----------  -----------  -----------
      Total comprehensive income ...... $ 6,405,144  $16,911,592  $14,736,250
                                        ===========  ===========  ===========

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      Condensed Statements of Cash Flows


                                               Years ended December 31,
                                        -------------------------------------
                                            1998         1997         1996
                                        -----------  -----------  -----------
Net cash provided by
  operating activities ................ $ 4,015,569  $ 3,702,567  $ 3,178,773
                                        -----------  -----------  -----------
Cash flows from investing activities:
  Purchases of fixed maturity
    securities held-to-maturity .......           -   (3,999,340)  (2,485,938)
  Disposals of fixed maturity
    securities held-to-maturity .......   2,500,000    2,000,000    2,000,000
  Net (purchases) sales of short-term
     investments ......................  (1,643,245)   1,413,904      364,526
                                        -----------  -----------  -----------
      Net cash provided by (used in)
       investing activities ...........     856,755     (585,436)    (121,412)
                                        -----------  -----------  -----------
Cash flows from financing activities:
   Issuance of common stock ...........     823,927    1,019,919    1,251,119
   Dividends paid to stockholders .....  (5,637,687)  (4,314,083)  (4,017,222)
   Purchases of treasury stock, net ...           -            -     (129,877)
                                        -----------  -----------  -----------
      Net cash used in financing
       activities .....................  (4,813,760)  (3,294,164)  (2,895,980)
                                        -----------  -----------  -----------

Net increase (decrease) in cash .......      58,564     (177,033)     161,381

Cash at beginning of year .............       3,884      180,917       19,536
                                        -----------  -----------  -----------

Cash at end of year ................... $    62,448  $     3,884  $   180,917
                                        ===========  ===========  ===========

Income taxes paid ..................... $    50,229  $    40,000  $    20,993

                                        EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                   Schedule III - Supplementary Insurance Information

                                    For Years Ended December 31, 1998, 1997 and 1996


                                    Deferred
                                     policy      Losses and                                   Net       Losses and
                                  acquisition    settlement     Unearned       Premium     investment   settlement
            Segment                   costs       expenses      premiums       revenue       income      expenses
            -------               -----------   ------------   -----------  ------------  -----------  ------------
Year ended December 31, 1998:
  Property and casualty insurance $10,666,188   $182,529,015   $53,785,443  $155,523,486  $17,635,076  $128,666,666
  Reinsurance ...................   1,689,294     63,081,308     7,678,608    38,720,919    6,760,098    29,209,428
  Parent company ................           -              -             -             -      463,889             -
                                  -----------   ------------   -----------  ------------  -----------  ------------
       Consolidated ............. $12,355,482   $245,610,323   $61,464,051  $194,244,405  $24,859,063  $157,876,094
                                  ===========   ============   ===========  ============  ===========  ============

Year ended December 31, 1997:
  Property and casualty insurance $ 8,949,126   $159,403,277   $47,532,320  $143,112,560  $16,719,458  $106,547,480
  Reinsurance ...................   1,611,531     58,374,665     7,325,143    34,105,686    6,615,029    23,305,824
  Parent company ................           -              -             -             -      445,816             -
                                  -----------   ------------   -----------  ------------  -----------  ------------
       Consolidated ............. $10,560,657   $217,777,942   $54,857,463  $177,218,246  $23,780,303  $129,853,304
                                  ===========   ============   ===========  ============  ===========  ============


Year ended December 31, 1996:
  Property and casualty insurance $ 7,539,067   $150,685,988   $41,168,971  $128,515,835  $17,163,930  $ 90,187,193
  Reinsurance ...................   1,482,796     51,816,998     6,739,983    36,674,831    6,436,095    25,180,022
  Parent company ................           -              -             -             -      406,952             -
                                  -----------   ------------   -----------  ------------  -----------  ------------
       Consolidated ............. $ 9,021,863   $202,502,986   $47,908,954  $165,190,666  $24,006,977  $115,367,215
                                  ===========   ============   ===========  ============  ===========  ============

                 EMC INSURANCE GROUP INC. AND SUBSIDIARIES

             Schedule III - Supplementary Insurance Information

               For year ended December 31, 1998, 1997 and 1996

                                    Amortization
                                    of deferred
                                      policy        Other
                                    acquisition  underwriting   Premiums
            Segment                    costs       expenses      written
            -------                ------------  ------------  ------------
Year ended December 31, 1998:
  Property and casualty insurance  $ 35,754,919  $ 13,829,886  $161,855,333
  Reinsurance ...................     8,907,722     3,186,535    39,074,384
  Parent company ................             -             -             -
                                   ------------  ------------  ------------
      Consolidated ..............  $ 44,662,641  $ 17,016,421  $200,929,717
                                   ============  ============  ============

Year ended December 31, 1997:
  Property and casualty insurance  $ 27,688,763  $ 16,557,572  $149,909,925
  Reinsurance ...................     8,253,329     3,498,497    34,690,846
  Parent company ................             -             -             -
                                   ------------  ------------  ------------
      Consolidated                 $ 35,942,092  $ 20,056,069  $184,600,771
                                   ============  ============  ============

Year ended December 31, 1996:
  Property and casualty insurance  $ 24,603,275  $ 15,773,051  $128,834,349
  Reinsurance ...................     7,951,458     3,506,366    35,551,617
  Parent company ................             -             -             -
                                   ------------  ------------  ------------
      Consolidated                 $ 32,554,733  $ 19,279,417  $164,385,966
                                   ============  ============  ============

                                         EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                                 Schedule IV - Reinsurance

                                     For years ended December 31, 1998, 1997 and 1996

                                                                                                    Percentage
                                                            Ceded to      Assumed                   of amount
                                               Gross          other      from other       Net        assumed
                                               amount      companies     companies       amount       to net
                                            ------------  ------------  ------------  ------------  ----------
Year ended December 31, 1998:
   Earned premiums:
     Consolidated property and casualty
       insurance .......................... $202,514,027  $207,404,961  $199,135,339  $194,244,405       102.5%
                                            ============  ============  ============  ============  ==========
Year ended December 31, 1997:
   Earned premiums:
     Consolidated property and casualty
       insurance .......................... $169,304,584  $165,004,455  $172,918,117  $177,218,246        97.6%
                                            ============  ============  ============  ============  ==========
Year ended December 31, 1996:
   Earned premiums:
     Consolidated property and casualty
       insurance .......................... $154,859,778  $154,345,622  $164,676,510  $165,190,666        99.7%
                                            ============  ============  ============  ============  ==========

                                          EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 Schedule VI - Supplemental Insurance Information Concerning
                                           Property-Casualty Insurance Operations

                                      For Years Ended December 31, 1998, 1997 and 1996

                                                            Discount,
                                 Deferred    Reserves for   if any,
                                  policy      losses and    deducted                                    Net
Consolidated property-         acquisition    settlement      from      Unearned        Earned       investment
casualty entities                  costs       expenses     reserves    premiums       premiums        income
----------------------         -----------   ------------   --------   -----------   ------------   -----------
Year ended December 31, 1998:  $12,355,482   $245,610,323   $  -0-     $61,464,051   $194,244,405   $24,395,174
                               ===========   ============   ========   ===========   ============   ===========
Year ended December 31, 1997:  $10,560,657   $217,777,942   $  -0-     $54,857,463   $177,218,246   $23,334,487
                               ===========   ============   ========   ===========   ============   ===========
Year ended December 31, 1996:  $ 9,021,863   $202,502,986   $  -0-     $47,908,954   $165,190,666   $23,600,025
                               ===========   ============   ========   ===========   ============   ===========

                                       Losses and           Amortization
                                   settlement expenses       of deferred       Paid
                                   incurred related to          policy      losses and
Consolidated property-           Current         Prior       acquisition    settlement      Premiums
casualty entities                  Year          Years          costs      expenses (1)     Written
----------------------         ------------  ------------   ------------   ------------   ------------
Year ended December 31, 1998:  $168,953,309  ($11,077,215)  $ 44,662,641   $132,577,163   $200,929,717
                               ============  ============   ============   ============   ============
Year ended December 31, 1997:  $137,300,762  ($ 7,447,458)  $ 35,942,092   $113,811,729   $184,600,771
                               ============  ============   ============   ============   ============
Year ended December 31, 1996:  $131,375,234  ($16,008,019)  $ 32,554,733   $119,856,427   $164,385,966
                               ============  ============   ============   ============   ============

(1) The amount for 1998 reflects an adjustment of ($3,600,220) related to the 1998 change in the property and casualty insurance subsidiaries' pooling agreement. This adjustment was made to offset the income statement effect that resulted from the $3,600,220 increase in reserves for losses and settlement expenses on January 1,1998 related to this transaction.

     The 1997 amount reflects an adjustment of ($3,795,453) related to the 1997 change in the property and casualty insurance subsidiaries' pooling agreement and ($2,726,913) related to the change in the reinsurance subsidiary's quota share percentage. These adjustments were made to offset the income statement effect that resulted from the $6,522,366 increase in reserves for losses and settlement expenses on January 1, 1997 related to these transactions.

The index to exhibits in the electronic format indicates the exhibits are included in the direct transmission. The circulated document contains the page numbers of the exhibits.

                  EMC Insurance Group Inc. and Subsidiaries

                            Index to Exhibits


  Exhibit
  number                       Item
  ------                       ----
   3(a)     Articles of Incorporation of the Company          Included in
                                                          direct transmission

   3(b)     Bylaws of the Company                             Included in
                                                          direct transmission

  10(b)     Management Incentive Compensation Plan            Included in
                                                          direct transmission

  10(c)     EMC Insurance Companies reinsurance               Included in
            pooling agreements between Employers          direct transmission
            Mutual Casualty Company and certain of
            its affiliated companies.

  10(d)     1982 Employers Mutual Casualty Company             Included in
            Incentive Stock Option Plan                   direct transmission

  10(e)     Deferred Bonus Compensation Plans                  Included in
                                                          direct transmission

  10(f)     EMC Reinsurance Company Executive Bonus            Included in
            Program                                       direct transmission

  10(h)     Employers Mutual Casualty Company Excess           Included in
            Retirement Benefit Agreement                  direct transmission

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

  13(b)     Management's Discussion and Analysis               Included in
            of Financial Condition and Results            direct transmission
            of Operations.

  13(c)     Financial Statements and Supplementary             Included in
            Data.                                         direct transmission

  13(d)     Market for Registrant's Common Equity              Included in
            and Related Stockholder Matters.              direct transmission

  21        Subsidiaries of the Registrant.                    Included in
                                                          direct transmission

  23        Consent of KPMG Peat Marwick LLP with              Included in
            respect to Forms S-8 and Form S-3             direct transmission

  24        Power of Attorney.                                 Included in
                                                          direct transmission