Form 10-Q
period 1999-03-31
EMC INSURANCE GROUP INC
filed 1999-05-14
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH  31, 1999
                               ---------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________ to ______________


Commission File Number: 0-10956
                       ---------

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
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                   -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at April 30, 1999
                  -----                      -----------------------------
     Common stock, $1.00 par value                       11,301,748
                                                         ----------

Total pages   19
            ------

PART I.  FINANCIAL INFORMATION
-------  ---------------------
Item 1.  Financial Statements
-------  --------------------


                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                     March 31,   December 31,
                                                       1999          1998
                                                   ------------  ------------
ASSETS
Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (fair value $175,735,444 and $174,623,439)   $165,018,119  $164,926,190
    Securities available-for-sale, at fair value
      (amortized cost $209,714,431 and
      $208,115,127) ..............................  217,206,384   217,499,600
  Equity securities available-for-sale, at fair
    value (cost $30,221,981 and $29,928,433) .....   31,854,245    32,785,429
  Short-term investments, at cost ................   25,500,378    22,660,011
                                                   ------------  ------------
           Total investments .....................  439,579,126   437,871,230

Cash .............................................    1,219,682     2,133,056
Accrued investment income ........................    6,280,772     5,865,307
Accounts receivable (net of allowance for
  uncollectible accounts of $500,000 and $400,000)    3,155,162     2,779,041
Income tax recoverable ...........................      660,000     3,224,000
Reinsurance receivables ..........................   17,185,736    16,627,791
Deferred policy acquisition costs ................   12,397,747    12,355,482
Deferred income taxes ............................   11,655,010    10,371,754
Intangible assets, including goodwill, at cost
  less accumulated amortization of $2,246,323
  and $2,212,695 .................................    1,311,497     1,345,125
Prepaid reinsurance premiums .....................    1,186,513     1,201,737
Other assets .....................................    3,412,230     2,271,829
                                                   ------------  ------------
           Total assets .......................... $498,043,475  $496,046,352
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                    March 31,    December 31,
                                                       1999          1998
                                                   ------------  ------------
LIABILITIES
Losses and settlement expenses ................... $249,215,264  $245,610,323
Unearned premiums ................................   61,024,651    61,464,051
Other policyholders' funds .......................    1,793,390     1,951,683
Indebtedness to related party ....................    6,532,427     3,393,182
Postretirement benefits ..........................    6,223,185     6,017,565
Deferred income ..................................      243,649       277,854
Other liabilities ................................   11,359,373    13,393,854
                                                   ------------  ------------
       Total liabilities .........................  336,391,939   332,108,512
                                                   ------------  ------------
STOCKHOLDERS' EQUITY

Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,470,548
  shares in 1999 and 11,496,389 shares in 1998 ...   11,470,548    11,496,389
Additional paid-in capital .......................   67,561,695    67,822,412
Accumulated other comprehensive income ...........    6,021,982     8,079,371
Retained earnings ................................   76,597,311    76,539,668
                                                   ------------  ------------
       Total stockholders' equity ................  161,651,536   163,937,840
                                                   ------------  ------------
       Total liabilities and stockholders' equity  $498,043,475  $496,046,352
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Consolidated Statements of Income


                                                        Three months ended
                                                             March 31,
                                                     ------------------------
                                                         1999        1998
                                                     -----------  -----------
REVENUES:
  Premiums earned .................................. $49,744,614  $45,688,223
  Investment income, net ...........................   6,269,253    6,294,161
  Realized investment gains ........................      89,288       89,165
  Other income .....................................     769,077      229,591
                                                     -----------  -----------
                                                      56,872,232   52,301,140
                                                     -----------  -----------
LOSSES AND EXPENSES:
  Losses and settlement expenses ...................  38,466,995   30,390,250
  Dividends to policyholders .......................     472,189    1,002,339
  Amortization of deferred policy acquisition costs   11,735,899    9,127,619
  Other underwriting expenses ......................   4,140,342    5,531,764
  Other expenses ...................................     484,290      235,841
                                                     -----------  -----------
                                                      55,299,715   46,287,813
                                                     -----------  -----------
        Income before income taxes .................   1,572,517    6,013,327
                                                     -----------  -----------
INCOME TAXES (BENEFIT):
  Current ..........................................      14,164    1,885,000
  Deferred .........................................    (223,390)    (350,307)
                                                     -----------  -----------
                                                        (209,226)   1,534,693
                                                     -----------  -----------
        Net income ................................. $ 1,781,743  $ 4,478,634
                                                     ===========  ===========
Net income per common share - basic and diluted .... $       .15  $       .39
                                                     ===========  ===========
Dividends per common share ......................... $       .15  $       .15
                                                     ===========  ===========
Average number of shares outstanding - basic and
  diluted ..........................................  11,496,312   11,356,381
                                                     ===========  ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                    EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income


                                                       Three months ended
                                                            March 31,
                                                     ------------------------
                                                         1999        1998
                                                     -----------  -----------
Net income ......................................... $ 1,781,743  $ 4,478,634
                                                     -----------  -----------
OTHER COMPREHENSIVE INCOME:
  Unrealized holding (losses) gains arising during
    the period, before deferred income taxes
    (benefit) ......................................  (3,027,966)   2,958,014
  Deferred income taxes (benefit) ..................  (1,029,507)   1,005,725
                                                     -----------  -----------
                                                      (1,998,459)   1,952,289
                                                     -----------  -----------
  Reclassification adjustment for gains included
    in net income, before income taxes .............     (89,288)     (84,749)
  Income taxes .....................................      30,358       28,815
                                                     -----------  -----------
                                                         (58,930)     (55,934)
                                                     -----------  -----------
        Other comprehensive (loss) income ..........  (2,057,389)   1,896,355
                                                     -----------  -----------
        Total comprehensive (loss) income .......... $  (275,646) $ 6,374,989
                                                     ===========  ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows


                                                     Three months ended
                                                          March 31,
                                                  --------------------------
                                                      1999          1998
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................... $  1,781,743  $  4,478,634
                                                  ------------  ------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Losses and settlement expenses ............    3,604,941     1,975,325
      Unearned premiums .........................     (439,400)   (1,010,795)
      Other policyholders' funds ................     (158,293)      364,599
      Deferred policy acquisition costs .........      (42,265)   (1,179,698)
      Indebtedness of related party .............    3,139,245     3,124,947
      Accrued investment income .................     (415,465)      (26,370)
      Income taxes payable ......................    2,564,000      (933,000)
      Deferred income taxes .....................     (223,390)     (350,306)
      Realized investment gains .................      (89,288)      (89,165)
      Postretirement benefits ...................      205,620       236,727
      Reinsurance receivables ...................     (557,945)     (757,914)
      Prepaid reinsurance premiums ..............       15,224           579
      Amortization of deferred income ...........      (34,205)      (46,912)
      Other, net ................................   (3,545,085)   (1,176,852)
                                                  ------------  ------------
                                                     4,023,694       131,165
      Cash provided by the change in the
        property and casualty insurance
        subsidiaries' pooling agreement (note 2)             -     5,569,567

                                                  ------------  ------------
            Net cash provided by
              operating activities .............. $  5,805,437  $ 10,179,366
                                                  ------------  ------------

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                                     Three months ended
                                                          March 31,
                                                  --------------------------
                                                      1999          1998
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed maturity securities
    held-to-maturity ............................ $ (5,975,625) $ (2,500,000)
  Maturities of fixed maturity securities
    held-to-maturity ............................    5,903,518     3,893,187
  Purchases of fixed maturity securities
    available-for-sale ..........................  (16,194,529)   (6,025,815)
  Disposals of fixed maturity securities
    available-for-sale ..........................   14,605,213     8,951,500
  Purchases of equity securities
    available-for-sale ..........................   (7,243,414)     (500,000)
  Disposals of equity securities
    available-for-sale ..........................    7,037,052       977,233
  Net purchases of short-term investments .......   (2,840,368)  (13,321,093)
                                                  ------------  ------------
      Net cash used in investing activities .....   (4,708,153)   (8,524,988)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................      154,827        57,675
  Repurchase of common stock (note 4) ...........     (441,385)            -
  Dividends paid to stockholders ................   (1,724,100)   (1,091,503)
                                                  ------------  ------------
      Net cash used in financing activities .....   (2,010,658)   (1,033,828)
                                                  ------------  ------------
NET (DECREASE) INCREASE IN CASH .................     (913,374)      620,550
Cash at beginning of year .......................    2,133,056     1,200,300
                                                  ------------  ------------
Cash at end of quarter .......................... $  1,219,682  $  1,820,850
                                                  ============  ============
Income taxes (recovered) paid ................... $ (2,550,000) $  2,818,000

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

             Notes to Interim Consolidated Financial Statements

                              March 31, 1999


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

In reading these financial statements, reference should be made to the Company's 1998 Form 10-K or the 1998 Annual Report to Shareholders for more detailed footnote information.

Note 2
------
Effective January 1, 1998, Farm and City Insurance Company (Farm and City), a subsidiary of the Company that writes nonstandard risk automobile insurance business, became a participant in the EMC Insurance Companies pooling agreement. Farm and City assumes a 1.5 percent participation in the pool, which increased the Company's aggregate participation in the pool from 22 percent to 23.5 percent. In connection with this change in the pooling agreement, the Company's liabilities increased $6,224,586 and invested assets increased $5,569,567. The Company reimbursed Employers Mutual Casualty Company (Employers Mutual) $726,509 for the expenses that were incurred to generate the additional business assumed by the Company and Employers Mutual paid the Company $71,490 in interest income as the actual cash transfer did not occur until March 25, 1998.

Note 3
------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. Currently, the Company's investment strategy does not include investments in derivative instruments or hedging activities. Adoption of this statement is not expected to have any effect on the operating results of the Company.

Note 4
------
On November 20, 1998, the Company's Board of Directors approved a stock repurchase plan for up to $3,000,000 of the Company's common stock. The repurchase plan authorizes the Company to make repurchases in the open market or through privately negotiated transactions. The timing and terms of the purchases will be determined by management based on market conditions and will be conducted in accordance with the applicable rules of the Securities and Exchange Commission. The plan may be terminated at any time at the Company's discretion. During the first quarter of 1999, the Company repurchased 39,050 shares of common stock at an average price per share of $11.30.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
           Condition and Results of Operations
           -----------------------------------

OVERVIEW

     EMC Insurance Group Inc., an approximately 68 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing
79.9 percent of consolidated premiums earned. For purposes of this discussion, the term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
           Condition and Results of Operations, Continued
           ----------------------------------------------

CONSOLIDATED RESULTS OF OPERATIONS

     Operating results for the three months ended March 31, 1999 and 1998 are as follows:

($ in thousands)                             1999        1998
                                           --------    --------
Premiums earned .......................... $ 49,745    $ 45,688
Losses and settlement expenses ...........   38,467      30,390
Acquisition and other expenses ...........   16,348      15,662
                                           --------    --------
Underwriting loss ........................   (5,070)       (364)
Net investment income ....................    6,269       6,294
Other income (loss) ......................      285          (6)
                                           --------    --------
Operating income before income taxes .....    1,484       5,924
Realized investment gains ................       89          89
                                           --------    --------
Income before income taxes ............... $  1,573    $  6,013
                                           ========    ========
Incurred losses and settlement expenses:
  Insured events of the current year ..... $ 39,329    $ 34,768
  Decrease in provision for insured
    events of prior years ................     (862)     (4,378)
                                           --------    --------
      Total losses and settlement expenses $ 38,467    $ 30,390
                                           ========    ========
Catastrophe and storm losses ............. $  1,860    $    519
                                           ========    ========

     Operating income before income taxes decreased substantially for the three months ended March 31, 1999 from the same period in 1998. This decrease is primarily attributable to a significant decline in the operating results of the property and casualty insurance segment. The operating income of the reinsurance segment also declined, but to a lesser degree. Operating results were negatively impacted by a substantial decrease in the amount of favorable development experienced in the actual settlement of claims and changes in reserves associated with prior years' losses as well as a significant increase in catastrophe and storm losses.

     Premium income increased 8.9 percent for the three months ended March 31, 1999 from the same period in 1998. Both the property and casualty insurance segment and the reinsurance segment achieved solid growth despite intense rate competition. The Company continued to experience some signs of rate stabilization in the first quarter of 1999 as it was able to implement moderate rate increases in select personal lines of business and on reinsurance contracts that had been exposed to losses; however, the commercial lines market, in which the Company conducts the majority of its insurance business, remained very competitive.

     Losses and settlement expenses increased 26.6 percent for the three months ended March 31, 1999 from the same period in 1998. Both the property and casualty insurance segment and the reinsurance segment experienced a substantial decline in the amount of favorable development experienced in the actual settlement of claims and changes in reserves associated with prior years' losses and a significant increase in catastrophe and storm losses.

     Acquisition and other expenses increased 4.4 percent for the three months ended March 31, 1999 from the same period in 1998. This increase is primarily due to the higher production levels noted above.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
           Condition and Results of Operations, Continued
           ----------------------------------------------

     Net investment income decreased slightly for the three months ended March 31, 1999 from the same period in 1998. This decrease reflects a decline in the average rate of return earned on fixed maturity securities, which more than offset an increase in the average invested balance in these securities.


SEGMENT RESULTS

Property and Casualty Insurance

     Operating results for the three months ended March 31, 1999 and 1998 are as follows:

($ in thousands)                             1999        1998
                                           --------    --------
Premiums earned .......................... $ 39,769    $ 36,910
Losses and settlement expenses ...........   31,546      24,904
Acquisition and other expenses ...........   13,144      12,650
                                           --------    --------
Underwriting loss ........................   (4,921)       (644)
Net investment income ....................    4,466       4,471
Other income .............................      347          38
                                           --------    --------
Operating (loss) income before
  income taxes ...........................     (108)      3,865
Realized investment gains ................       89          85
                                           --------    --------
(Loss) income before income taxes ........ $    (19)   $  3,950
                                           ========    ========
Incurred losses and settlement expenses:
  Insured events of the current year ..... $ 34,265    $ 29,069
  Decrease in provision for insured
    events of prior years ................   (2,719)     (4,165)
                                           --------    --------
      Total losses and settlement expenses $ 31,546    $ 24,904
                                           ========    ========
Catastrophe and storm losses ............. $  1,211    $    356
                                           ========    ========

     Premium income increased 7.7 percent for the three months ended March 31, 1999 from the same period in 1998. Premium growth was experienced in nearly all geographic areas served by the Company's existing branch structure and reflects an increase in both the policy count and the average premium charged per policy. The increase in average premium is attributed to moderate rate increases implemented in select personal lines of business and controlled usage of discretionary rate credits in commercial lines of business. Overall rate adequacy continues to be restricted by the competitive rate environment and market conditions are not expected to improve significantly in the near future.

     Losses and settlement expenses increased 26.7 percent for the three months ended March 31, 1999 from the same period in 1998. Results for the first three months of 1999 reflect a substantial decrease in the amount of favorable development experienced in the actual settlement of claims and changes in reserves associated with prior years' losses, an elevated level of catastrophe and storm losses and an increase in loss frequency. Severe storms in the month of January produced an estimated $1.75 billion of property damage for the insurance industry, the third-largest amount of storm losses in the month of January since 1949 when modern catastrophe-loss record keeping began.
                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
           Condition and Results of Operations, Continued
           ----------------------------------------------

     Acquisition and other expenses increased 3.9 percent for the three months ended March 31, 1999 from the same period in 1998. This increase, which is attributable to the growth in premium income noted above, was mitigated somewhat by a decline in profit sharing expenses. These profit sharing expenses, which take the form of policyholder dividends and contingent commissions, declined as a result of continued deterioration in the profitability of the underlying insurance policies.

     Underwriting results for the first quarter of 1999 were negatively impacted by a substantial decline in the amount of favorable development experienced in the actual settlement of claims and changes in reserves associated with prior years' losses as well as an elevated level of catastrophe and storm losses. While significant in themselves, the impact of these factors was compounded by the intense rate competition that exists within the insurance industry, especially in the commercial lines of insurance. Management is working to improve profitability through re-underwriting programs for both the existing book of business and the agency force, controlled usage of discretionary rate credits and the implementation of rate increases where possible.


Reinsurance

     Operating results for the three months ended March 31, 1999 and 1998 are as follows:

($ in thousands)                               1999       1998
                                             --------   --------
Premiums earned ............................ $  9,976   $  8,778
Losses and settlement expenses .............    6,921      5,486
Acquisition and other expenses .............    3,204      3,012
                                             --------   --------
Underwriting (loss) gain ...................     (149)       280
Net investment income ......................    1,703      1,703
Other income ...............................       33         48
                                             --------   --------
Operating income before income taxes .......    1,587      2,031
Realized investment gains ..................        -          4
                                             --------   --------
Income before income taxes ................. $  1,587   $  2,035
                                             ========   ========
Incurred losses and settlement expenses:
  Insured events of the current year ....... $  5,064   $  5,699
  Increase (decrease) in provision for
    insured events of prior years ..........    1,857       (213)
                                             --------   --------
      Total losses and settlement expenses   $  6,921   $  5,486
                                             ========   ========
Catastrophe losses ......................... $    649   $    163
                                             ========   ========

     Premiums earned increased 13.6 percent for the three months ended March 31, 1999 from the same period in 1998. This large increase is primarily due to the addition of two large reinsurance contracts during 1998. Rate competition within the reinsurance marketplace remained very intense in the first quarter of 1999. Moderate rate increases were implemented on some foreign contracts that were exposed to losses in 1998; however, overall rate adequacy did not improve as rate decreases were experienced on domestic contracts with good loss experience.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
           Condition and Results of Operations, Continued
           ----------------------------------------------

     Losses and settlement expenses increased 26.2 percent for the three months ended March 31, 1999 from the same period in 1998. This increase is primarily due to a significant amount of adverse development that resulted from the actual settlement of claims and changes in reserves associated with prior years' losses. Much of this adverse development is associated with the 1998 accident year, which experienced heavy catastrophe and storm losses. The impact of this large increase in adverse development was partially offset by a considerable decline in losses and settlement expenses associated with the current accident year.

     Acquisition and other expenses increased 6.4 percent for the three months ended March 31, 1999 as compared to the same period in 1998. This increase is attributable to the growth in premium income and reflects a decline in contingent commission expense due to the deterioration in the profitability of the assumed reinsurance business.

     Underwriting results have declined in recent periods, but are still considered satisfactory in the competitive reinsurance marketplace. The decline can be attributed in part to rate reductions, which are the result of excess capacity in the reinsurance marketplace. Employers Mutual is working to address this issue by accepting a larger share of coverage on desirable programs and strengthening its relationships with reinsurance intermediaries. Management is aware of the narrowing profit margin on reinsurance business and continues to emphasize profitability over premium growth.


Parent Company

     Operating income before income taxes declined to $5,000 for the three months ended March 31, 1999 from $28,000 for the same period in 1998. The decline is primarily attributable to a lower amount of investment income.


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

     The Company considers itself to be a long-term investor and generally purchases fixed maturity investments with the intent to hold them to maturity. The Company has classified a portion of its investments in fixed maturity securities, primarily bonds issued by municipalities and corporations, as available-for-sale securities to provide flexibility in the management of the portfolio. Unrealized holding gains on fixed maturity securities available-for-sale, net of tax, totaled $4,945,000 at March 31, 1999 compared to $6,194,000 at December 31, 1998. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant.

     The majority of the Company's assets are invested in fixed maturity
securities.   These investments provide a substantial amount of income which supplements underwriting results and contributes to net earnings. As these investments mature, the proceeds will be reinvested at current rates, which may be higher or lower than those now being earned; therefore, more or less investment income may be available to contribute to net earnings depending on the interest rate level.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
           Condition and Results of Operations, Continued
           ----------------------------------------------

     During the third quarter of 1998 the Company liquidated its common stock mutual fund portfolio and reinvested the proceeds in individual stock issues that are being managed on a tax-aware basis. This change in investment philosophy is not expected to have a material impact on the operations of the Company as forced liquidations of investments are not anticipated; however, realized investment gains reported in future periods are expected to decline significantly from the amounts reported during the last several years as the Company will have the ability to control both the timing and the amount of sales that occur in these investments.

     The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends and investment purchases.

     During the first quarter of 1999, the Company generated positive cash flows from operations of $5,805,437 compared to $10,179,366 for the same period of 1998. The amount for the first quarter of 1998 includes $5,569,567 received from Employers Mutual in connection with the addition of Farm and City to the pooling agreement.

     On November 20, 1998, the Company's Board of Directors approved a stock repurchase plan for up to $3,000,000 of the Company's common stock. The repurchase plan authorizes the Company to make repurchases in the open market or through privately negotiated transactions. The timing and terms of the purchases will be determined by management based on market conditions and will be conducted in accordance with the applicable rules of the Securities and Exchange Commission. The plan may be terminated at any time at the Company's discretion. During the first quarter of 1999 the Company repurchased 39,050 shares of common stock at an average price of $11.30 per share.


IMPACT OF YEAR 2000 REMEDIATION ON OPERATIONS

     The Year 2000 issue presents both operational and underwriting risks to the Company. Operational risks include the failure of computer systems and equipment owned and operated by Employers Mutual, as well as those owned and operated by vendors and other parties with which the Company conducts business. Underwriting risks include, but are not limited to, potential claims by the Company's insureds to recover losses due to interruption of business or liability to third parties that result from the failure of computer systems.

     Employers Mutual owns and maintains the computer systems utilized in the operation of the Company's businesses, and is currently in the process of finalizing changes to these systems in order to be Year 2000 compliant. Employers Mutual uses a four step process for preparing systems for Year 2000 compliance:

          1) Inventory and impact - systems are reviewed to assess the impact of Year 2000, including the consequences of failure to achieve Year 2000 compliance.
          2) Planning and scheduling - modifications are planned and scheduled.
          3) Modification and testing - necessary system modifications are made and tested.
          4) Certification - a formal test of the system for compliance and approval by the appropriate management personnel.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
           Condition and Results of Operations, Continued
           ----------------------------------------------
     All critical systems, including policy issuance, billing and claims processing, have been certified as compliant. The majority of the non-critical systems are also completed. Work on the few remaining systems not yet completed is near completion of the four step process for Year 2000 compliance, with all remaining work scheduled for completion in the first half of 1999. Employers Mutual has contacted its vendors of computer and facility equipment and software to ascertain whether those systems are Year 2000 compliant. All necessary upgrades to the equipment and software to achieve Year 2000 compliance have been scheduled for implementation by the first half of 1999. Employers Mutual has also contracted with an outside consulting firm to provide an independent assessment of Year 2000 compliance efforts. The consultants issued a report which included findings and recommendations. This information has all been considered by management in its assessment of Year 2000 compliance issues.

     Employers Mutual is also monitoring Year 2000 compliance of third parties with which it has a material business relationship. Employers Mutual has contacted financial institutions providing custodial and other services and suppliers to ascertain their Year 2000 compliance status. The Company is relying upon the Year 2000 readiness statements of these third parties and has not independently verified the accuracy of such statements.

     The Company has distributed a letter to all of its commercial insureds notifying them that their current policies do not cover Year 2000 losses, but that coverage may be available through an endorsement to the policy. A questionnaire has been developed and provided to them to aide in assessing potential risks from Year 2000 noncompliance. Employers Mutual has in place reinsurance protection for potential third party liability claims against policyholders arising from Year 2000 issues.

     Year 2000 compliance efforts have been in process for a number of years. The majority of the costs associated with these efforts is the internal payroll and payroll related expenses of the information systems department. These expenses were charged to operations in the year incurred and were not separately tracked. In addition, nearly all purchases of software and hardware applications were not made specifically for Year 2000 compliance, and are not considered costs of the Year 2000 compliance effort. Costs incurred to date for outside consultants and software and hardware applications specifically purchased for Year 2000 compliance efforts have amounted to less than $100,000 for the EMC Insurance Companies. The Company's share of all remaining costs associated with the Year 2000 compliance project are not expected to exceed $50,000.

     The most likely worst case scenario for failing to achieve Year 2000 compliance would be a delay in processing of non-critical functions. Due to the current state of readiness, it is unlikely that the processing of policy issuance, billing, or claim handling activities will be delayed. However, it is reasonably likely that delays in the processing of ancillary activities may be experienced. The effect of these delays are not expected to be material to the Company's results of operations, liquidity, or financial condition.

     The Company believes it has addressed the potential exposures related to Year 2000 noncompliance. If an unforeseen Year 2000 failure occurs, manual processing may be used until the necessary corrections are implemented. In addition, data on the computer systems is regularly backed-up and held off-site in both soft and hard copy format. This historical data would be available in the event of any processing failures. A formalized and documented business continuation plan is also in place to support operations in cases of business interruption.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
           Condition and Results of Operations, Continued
           ----------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. Currently, the Company's investment strategy does not include investments in derivative instruments or hedging activities. Adoption of this statement is not expected to have any effect on the operating results of the Company.


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides issuers the opportunity to make cautionary statements regarding forward-looking statements. Accordingly, any forward-looking statement contained in this report is based on management's current expectations and actual results of the Company may differ materially from such expectations. The risks and uncertainties that may affect the actual results of the Company include but are not limited to the following: catastrophic events and the occurrence of significant severe weather conditions; state and federal legislation and regulations; rate competition; changes in interest rates and the performance of financial markets; the adequacy of loss and settlement expense reserves, including asbestos and environmental claims; failure in Year 2000 compliance by the Company, its vendors or third party service providers; and other risks and uncertainties inherent in the Company's business.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------
     The main objectives in managing the investment portfolios of the Company are to maximize after-tax investment income and total investment return while minimizing credit risks, in order to provide maximum support for the underwriting operations. Investment strategies are developed based upon many factors including underwriting results and the Company's resulting tax position, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are centrally managed by investment professionals and are supervised by the investment committees of the respective boards of directors for each of the Company's subsidiaries.

     Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risks of the financial instruments of the Company relate to the investment portfolio, which exposes the Company to interest rate and equity price risk, and to a lesser extent credit quality and prepayment risk. Monitoring systems and analytical tools are in place to assess each of these elements of market risk.

     Interest rate risk includes the price sensitivity of a fixed maturity security to changes in interest rates and the affect on future earnings from short-term investments and maturing long-term investments, given a change in interest rates. The following analysis illustrates the sensitivity of the Company's financial instruments to selected changes in market rates and prices. A hypothetical one percent increase or decrease in interest rates as of March 31, 1999 and December 31, 1998 would result in corresponding pretax decreases or increases in the fair value of the fixed maturity portfolios of approximately $17,000,000 or 4.1 percent at March 31, 1999 and $16,000,000 or
3.9 percent at December 31, 1998. In addition, a hypothetical one percent increase or decrease in interest rates at March 31, 1999 and December 31, 1998 would result in corresponding increases or decreases in pretax income over the next twelve months of approximately $800,000 from March 31, 1999 and $800,000 from December 31, 1998, assuming the current maturity and prepayment patterns. The Company monitors interest rate risk through the analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter term instruments given the results of interest rate simulations and judgments of cash flow needs.

     The valuation of the Company's marketable equity portfolios is subject to equity price risk. In general, equities have more year-to-year price variability than bonds. However, returns from equity securities over longer time frames have been consistently higher. The Company invests in a diversified portfolio of readily marketable equity securities. A hypothetical 10 percent increase or decrease in the S&P 500 as of March 31, 1999 and December 31, 1998 would result in corresponding pretax increases or decreases in the fair value of the Company's equity portfolio of approximately $2,900,000 at March 31, 1999 and December 31, 1998.

     The Company invests in high quality fixed maturity securities, thus minimizing credit quality risk. At March 31, 1999 the portfolio of long-term fixed maturity securities consists of 23.9 percent U.S. Treasury, 15.8 percent government agency, 6.3 percent mortgage-backed, 41.8 percent municipal, and
12.2 percent corporate securities. At December 31, 1998 the portfolio of long-term fixed maturity securities consisted of 24.5 percent U.S. Treasury,
13.3 percent government agency, 6.8 percent mortgage-backed, 42.1 percent municipal, and 13.3 percent corporate securities. No securities are below investment grade.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES


Item 3.  Quantitative and Qualitative Disclosures About Market Risk,
-------  -----------------------------------------------------------
           Continued
           ---------
     Prepayment risk refers to the changes in prepayment patterns that can either shorten or lengthen the expected timing of the principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within the portfolio of mortgage-backed securities. The prepayment risk analysis is monitored regularly through the analysis of interest rate simulations. At March 31, 1999 the effective duration of the mortgage-backed securities is 1.9 years with an average life and current yield of 3.8 years and 7.6 percent, respectively. At December 31, 1998 the effective duration of the mortgage-backed securities was 1.5 years with an average life and current yield of 2.1 years and 7.7 percent, respectively.



PART II.  OTHER INFORMATION
--------  -----------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------
    (a)  None.

    (b) No Form 8-K was filed by the registrant during the quarter ended March 31, 1999.

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

Date:  May 14, 1999