Form 10-Q
period 1999-06-30
EMC INSURANCE GROUP INC
filed 1999-08-16
CIK 356130

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 1999
                               ---------------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
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
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                   -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at July 31, 1999
                  -----                      ----------------------------
     Common stock, $1.00 par value                       11,260,897


Total pages   21
            -----

PART I.  FINANCIAL INFORMATION
-------  ---------------------
Item 1.  Financial Statements
-------  --------------------


                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets



                                                     June 30,    December 31,
                                                       1999          1998
                                                   ------------  ------------
ASSETS

Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (market value $165,025,794 and $174,623,439) $161,912,897  $164,926,190
    Securities available-for-sale, at market value
      (amortized cost $202,112,144 and
      $208,115,127) ..............................  203,229,637   217,499,600
  Equity securities available-for-sale, at market
    value (cost $30,075,393 and $29,928,433) .....   33,698,958    32,785,429
  Short-term investments, at cost ................   36,686,132    22,660,011
                                                   ------------  ------------
           Total investments .....................  435,527,624   437,871,230

Cash .............................................    1,350,987     2,133,056
Accrued investment income ........................    6,284,525     5,865,307
Accounts receivable (net of allowance for
  uncollectible accounts of $500,000 and $400,000)    3,090,379     2,779,041
Income taxes recoverable .........................    2,080,000     3,224,000
Reinsurance receivables ..........................   17,615,141    16,627,791
Deferred policy acquisition costs ................   13,101,875    12,355,482
Deferred income taxes ............................   14,018,735    10,371,754
Intangible assets, including goodwill, at cost
  less accumulated amortization of $2,279,951
  and $2,212,695 .................................    1,277,869     1,345,125
Prepaid reinsurance premiums .....................    1,589,401     1,201,737
Other assets .....................................    2,752,539     2,271,829
                                                   ------------  ------------
           Total assets .......................... $498,689,075  $496,046,352
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets



                                                     June 30,    December 31,
                                                       1999          1998
                                                   ------------  ------------
LIABILITIES

Losses and settlement expenses ................... $251,929,004  $245,610,323
Unearned premiums ................................   64,229,823    61,464,051
Other policyholders' funds .......................    1,719,162     1,951,683
Indebtedness to related party ....................    5,693,105     3,393,182
Postretirement benefits ..........................    6,426,650     6,017,565
Deferred income ..................................      212,742       277,854
Other liabilities ................................   15,698,062    13,393,854
                                                   ------------  ------------
    Total liabilities ............................  345,908,548   332,108,512
                                                   ------------  ------------

STOCKHOLDERS' EQUITY

Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,254,768
  shares in 1999 and 11,496,389 shares in 1998 ...   11,254,768    11,496,389
Additional paid-in capital .......................   65,221,557    67,822,412
Accumulated other comprehensive income ...........    3,129,100     8,079,371
Retained earnings ................................   73,175,102    76,539,668
                                                   ------------  ------------
    Total stockholders' equity ...................  152,780,527   163,937,840
                                                   ------------  ------------
    Total liabilities and stockholders' equity ... $498,689,075  $496,046,352
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      Consolidated Statements of Income



                               Three months ended        Six months ended
                                    June 30,                  June 30,
                            ----------------------- -------------------------
                                1999        1998        1999         1998
                            ----------- ----------- ------------ ------------
REVENUES:
  Premiums earned ..........$50,954,939 $46,573,702 $100,699,553 $ 92,261,925
  Investment income, net ...  6,092,183   6,438,595   12,361,436   12,732,756
  Realized investment
    gains (losses) .........    156,879      (5,706)     246,167       83,459
  Other income .............    507,431     269,965    1,276,508      499,556
                            ----------- ----------- ------------ ------------
                             57,711,432  53,276,556  114,583,664  105,577,696
                            ----------- ----------- ------------ ------------

LOSSES AND EXPENSES:
  Losses and settlement
    expenses ............... 44,296,277  42,951,894   82,763,272   73,342,144
  Dividends to policyholders    509,397     398,819      981,586    1,401,158
  Amortization of deferred
    policy acquisition costs 11,379,378   9,714,669   23,115,277   18,842,288
  Other underwriting
    expenses ...............  4,704,860   4,715,656    8,845,202   10,247,420
  Other expenses ...........    459,688     320,318      943,978      556,159
                            ----------- ----------- ------------ ------------
                             61,349,600  58,101,356  116,649,315  104,389,169
                            ----------- ----------- ------------ ------------
    (Loss) income before
      income tax benefit ... (3,638,168) (4,824,800)  (2,065,651)   1,188,527
                            ----------- ----------- ------------ ------------
INCOME TAX BENEFIT:
  Current .................. (1,032,551) (1,942,000)  (1,018,387)     (57,000)
  Deferred .................   (873,450)   (116,639)  (1,096,840)    (466,946)
                            ----------- ----------- ------------ ------------
                             (1,906,001) (2,058,639)  (2,115,227)    (523,946)
                            ----------- ----------- ------------ ------------
        Net (loss) income ..$(1,732,167)$(2,766,161)$     49,576 $  1,712,473
                            =========== =========== ============ ============

Net (loss) income per common
  share - basic and diluted $      (.15)$      (.24)$        .00 $        .15
                            =========== =========== ============ ============

Dividends per common share  $       .15 $       .15 $        .30 $        .30
                            =========== =========== ============ ============

Average number of common
  shares outstanding - basic
  and diluted .............. 11,302,834  11,425,177   11,399,573   11,390,779
                            =========== =========== ============ ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

               Consolidated Statements of Comprehensive Income



                               Three months ended        Six months ended
                                    June 30,                 June 30,
                             ----------------------- -----------------------
                                1999         1998        1999       1998
                             ----------- ----------- ----------- -----------

Net (loss) income .......... $(1,732,167)$(2,766,161)$    49,576 $ 1,712,473
                             ----------- ----------- ----------- -----------

OTHER COMPREHENSIVE INCOME:
  Unrealized holding
    (losses) gains arising
    during the period,
    before deferred income
    taxes (benefit) ........  (4,226,281)    624,081  (7,254,247)  3,582,097
  Deferred income taxes
    (benefit) ..............  (1,436,937)    212,188  (2,466,446)  1,217,915
                             ----------- ----------- ----------- -----------
                              (2,789,344)    411,893  (4,787,801)  2,364,182
                             ----------- ----------- ----------- -----------
  Reclassification
    adjustment for (gains)
    losses included in
    net income, before
    income taxes (benefit)      (156,879)     14,709    (246,167)    (70,040)
  Income taxes (benefit) ...      53,339      (5,001)     83,697      23,814
                             ----------- ----------- ----------- -----------
                                (103,540)      9,708    (162,470)    (46,226)
                             ----------- ----------- ----------- -----------
        Other comprehensive
          (loss) income ....  (2,892,884)    421,601  (4,950,271)  2,317,956
                             ----------- ----------- ----------- -----------
        Total comprehensive
          (loss) income .... $(4,625,051)$(2,344,560)$(4,900,695)$ 4,030,429
                             =========== =========== =========== ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows



                                                        Six months ended
                                                            June 30,
                                                  --------------------------
                                                      1999          1998
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................... $     49,576  $  1,712,473
                                                  ------------  ------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Losses and settlement expenses ............    6,318,681    13,753,282
      Unearned premiums .........................    2,765,772     1,177,879
      Other policyholders' funds ................     (232,521)      (68,429)
      Deferred policy acquisition costs .........     (746,393)   (2,102,052)
      Indebtedness of related party .............    2,299,923     1,372,346
      Accrued investment income .................     (419,218)     (288,399)
      Income taxes payable ......................    1,144,000    (6,456,000)
      Deferred income taxes .....................   (1,096,840)     (466,944)
      Realized investment gains .................     (246,167)      (83,459)
      Postretirement benefits ...................      409,085       557,738
      Reinsurance receivables ...................     (987,350)   (2,145,411)
      Prepaid reinsurance premiums ..............     (387,664)     (391,593)
      Amortization of deferred income ...........      (65,112)      (90,718)
      Other, net ................................    1,505,502       131,703
                                                  ------------  ------------
                                                    10,261,698     4,899,943
      Cash provided by the change in the
        property and casualty insurance
        subsidiaries' pooling agreement (note 2)             -     5,569,567
                                                  ------------  ------------
            Net cash provided by
              operating activities .............. $ 10,311,274  $ 12,181,983
                                                  ------------  ------------

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                                        Six months ended
                                                            June 30,
                                                  --------------------------
                                                      1999          1998
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed maturity securities
    held-to-maturity ............................ $(13,459,276) $(12,961,406)
  Maturities of fixed maturity securities
    held-to-maturity ............................   16,537,577    18,344,757
  Purchases of fixed maturity securities
    available-for-sale ..........................  (34,299,158)  (21,812,595)
  Disposals of fixed maturity securities
    available-for-sale (note 6) .................   40,646,268    10,227,500
  Purchases of equity securities
    available-for-sale ..........................  (11,322,168)     (550,963)
  Disposals of equity securities
    available-for-sale ..........................   11,086,154     2,689,734
  Net purchases of short-term investments .......  (14,026,122)   (5,438,393)
                                                  ------------  ------------
    Net cash used in investing activities .......   (4,836,725)   (9,501,366)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................      156,201       631,474
  Repurchase of common stock (note 4) ...........   (2,998,677)            -
  Dividends paid to stockholders (note 5) .......   (3,414,142)   (2,190,093)
                                                  ------------  ------------
      Net cash used in financing activities .....   (6,256,618)   (1,558,619)
                                                  ------------  ------------
NET (DECREASE) INCREASE IN CASH .................     (782,069)    1,121,998
Cash at beginning of year .......................    2,133,056     1,200,300
                                                  ------------  ------------
Cash at end of quarter .......................... $  1,350,987  $  2,322,298
                                                  ============  ============
Income taxes (recovered) paid ................... $ (2,169,938) $  6,399,000

Interest paid ................................... $     88,911  $          -

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

             Notes to Interim Consolidated Financial Statements

                               June 30, 1999

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

Note 3
------
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, ?Accounting for Derivative Instruments and Hedging Activities?, effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which defers the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. Currently, the Company's investment strategy does not include investments in derivative instruments or hedging activities. Adoption of this statement is not expected to have any effect on the operating results of the Company.

Note 4
------
During the second quarter of 1999 the Company completed a $3,000,000 stock repurchase plan that was approved by its Board of Directors on November 20, 1998. A total of 254,950 shares of common stock were repurchased under this plan at an average cost of $11.76 per share

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

             Notes to Interim Consolidated Financial Statements


Note 5
------
Since the third quarter of 1998, all shares of common stock issued under the Company's dividend reinvestment plan have been purchased on the open market through the Company's transfer agent. Accordingly, all dividends paid since that time are classified as cash dividends.

During the second quarter of 1999, Employers Mutual elected to increase its participation in the Company's dividend reinvestment plan. As a result, Employers Mutual is now reinvesting 100 percent of its dividends in additional shares of the Company's common stock. Prior to the second quarter of 1999, Employers Mutual was reinvesting 50 percent of its dividends in additional shares of the Company's common stock.

Note 6
------
During the second quarter of 1999, the Company sold approximately $25,000,000 of investments in tax-exempt fixed maturity securities issued by municipalities and reinvested the proceeds in taxable fixed maturity securities issued by corporations in order to improve its after-tax investment returns. During the third quarter of 1999, the Company plans to expand this program and sell approximately 50 percent ($64,000,000) of its remaining investments in tax-exempt fixed maturity securities and reinvest the proceeds in various types of taxable fixed maturity securities. This change in investment philosophy is being implemented in order to increase the Company's after-tax rate of return on its investments in response to the recent deterioration in the Company's underwriting results and the expectation that underwriting results will not improve dramatically in the near future.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
           Condition and Results of Operations
           -----------------------------------

OVERVIEW

     EMC Insurance Group Inc., an approximately 70 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing
80.9 percent of consolidated premiums earned. For purposes of this discussion, the term ?Company? is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
           Condition and Results of Operations, Continued
           ----------------------------------------------

CONSOLIDATED RESULTS OF OPERATIONS

     Operating results for the three months and six months ended June 30, 1999 and 1998 are as follows:

                                     Three months ended  Six months ended
                                           June 30,          June 30,
                                      -----------------  -----------------
                                        1999     1998      1999     1998
($ in thousands)                      -------- --------  -------- --------

Premiums earned ..................... $ 50,954 $ 46,574  $100,699 $ 92,262
Losses and settlement expenses ......   44,296   42,952    82,763   73,342
Acquisition and other expenses ......   16,594   14,829    32,942   30,491
                                      -------- --------  -------- --------
Underwriting loss ...................   (9,936) (11,207)  (15,006) (11,571)
Net investment income ...............    6,092    6,439    12,361   12,733
Other income (loss) .................       48      (51)      333      (57)
                                      -------- --------  -------- --------
Operating (loss) income before
     income taxes ...................   (3,796)  (4,819)   (2,312)   1,105
Realized investment gains (losses) ..      157       (6)      246       84
                                      -------- --------  -------- --------
(Loss) income before income taxes ... $ (3,639)$ (4,825) $ (2,066)$  1,189
                                      ======== ========  ======== ========

Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 47,570 $ 45,385  $ 86,899 $ 80,153
    Decrease in provision for
      insured events of prior years     (3,274)  (2,433)   (4,136)  (6,811)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 44,296 $ 42,952  $ 82,763 $ 73,342
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  4,234 $  8,627  $  6,094 $  9,146
                                      ======== ========  ======== ========

     Operating results before income taxes improved slightly for the three months ended June 30, 1999 as compared to the same period in 1998, but remained unprofitable. Results for the second quarter of 1999 benefited from a substantial decline in catastrophe and storm losses from the storm plagued second quarter of 1998; however, this benefit was partially offset by an increase in loss severity and a continued decline in overall premium rate adequacy. For the first six months of 1999, operating results before income taxes declined significantly from the same period in 1998 despite a substantial decrease in catastrophe and storm losses. In addition to the factors noted above, results for the first six months of 1999 were negatively impacted by a substantial decrease in the amount of benefit realized from the actual settlement of claims and changes in reserves associated with prior years' losses.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
           Condition and Results of Operations, Continued
           ----------------------------------------------

     Premiums earned increased 9.4 percent for the three months and 9.1 percent for the six months ended June 30, 1999 from the same periods in 1998. This growth in premium income is primarily attributable to an increase in policy count. Overall premium rate adequacy continued to decline in the first six months of 1999 as a result of premium rate reductions that were implemented during 1998. However, premium rates continued to show some signs of stabilization during the first six months of 1999 as the Company implemented moderate rate increases in select lines of business. As the 1999 premium rate increases become more fully reflected in the determination of earned premiums, overall premium rate adequacy should begin to gradually improve. However, it should be noted that this improvement will be modest; consequently, overall premium rate adequacy is not expected to improve dramatically in the near future.

     Losses and settlement expenses increased 3.1 percent for the three months and 12.8 percent for the six months ended June 30, 1999 from the same periods in 1998. The modest increase reported for the second quarter of 1999 is due to an exceptionally large amount of storm losses experienced during the second quarter of 1998. The increase reported for the first six months of 1999 reflects a substantial decrease in the amount of favorable development experienced in the actual settlement of claims and changes in reserves associated with prior years' losses as well as an increase in overall loss severity.

     Acquisition and other expenses increased 11.9 percent for the three months and 8.0 percent for the six months ended June 30, 1999 as compared to the same periods in 1998. These increases primarily reflect the growth in premium income experienced in 1999.

     Net investment income decreased 5.4 percent for the three months and 2.9 percent for the six months ended June 30, 1999 from the same periods in 1998. These decreases are primarily attributed to a decline in the average rate of return earned on fixed maturity securities.

     During the second quarter of 1999, the Company sold approximately $25,000,000 of investments in tax-exempt fixed maturity securities issued by municipalities and reinvested the proceeds in taxable fixed maturity securities issued by corporations in order to improve its after-tax investment returns. During the third quarter of 1999, the Company plans to expand this program and sell approximately 50 percent ($64,000,000) of its remaining investments in tax-exempt fixed maturity securities and reinvest the proceeds in various types of taxable fixed maturity securities. This change in investment philosophy is being implemented in order to increase the Company's after-tax rate of return on its investments in response to the recent deterioration in the Company's underwriting results and the expectation that underwriting results will not improve dramatically in the near future.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
           Condition and Results of Operations, Continued
           ----------------------------------------------

SEGMENT RESULTS

Property and Casualty Insurance

     Operating results for the three months and six months ended June 30, 1999 and 1998 are as follows:

                                     Three months ended  Six months ended
                                           June 30,           June 30,
                                      -----------------  -----------------
                                        1999     1998      1999     1998
($ in thousands)                      -------- --------  -------- --------

Premiums earned ..................... $ 41,647 $ 38,236  $ 81,416 $ 75,146
Losses and settlement expenses ......   37,043   37,336    68,589   62,240
Acquisition and other expenses ......   13,494   11,894    26,638   24,544
                                      -------- --------  -------- --------
Underwriting loss ...................   (8,890) (10,994)  (13,811) (11,638)
Net investment income ...............    4,247    4,534     8,713    9,005
Other income ........................      175       42       522       80
                                      -------- --------  -------- --------
Operating loss before income taxes ..   (4,468)  (6,418)   (4,576)  (2,553)
Realized investment gains (losses) ..       94       (8)      183       77
                                      -------- --------  -------- --------
Loss before income taxes ............ $ (4,374)$ (6,426) $ (4,393)$ (2,476)
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 39,159 $ 38,648  $ 73,424 $ 67,717
    Decrease in provision for
      insured events of prior years..   (2,116)  (1,312)   (4,835)  (5,477)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 37,043 $ 37,336  $ 68,589 $ 62,240
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  3,880 $  7,533  $  5,091 $  7,889
                                      ======== ========  ======== ========

     Premiums earned increased 8.9 percent for the three months and 8.3 percent for the six months ended June 30, 1999 from the same periods in 1998. Premium growth was experienced in nearly all the geographic areas served by the Company's existing branch structure and was primarily the result of an increase in policy count. Premium rates in the personal lines marketplace continue to show signs of stabilization as the Company was able to implement moderate rate increases during the first six months of 1999. Premium rates also showed some signs of stabilization in the commercial lines marketplace where the Company conducts the majority of its insurance business. However, the commercial lines premium rate increases implemented during the first six months of 1999 were not as large as those implemented in the personal lines due to the intense competition that continues to exist for select commercial lines and classes of business and in certain marketing territories. Overall rate adequacy continues to be restricted by this competitive rate environment and market conditions are not expected to improve significantly in the near future.

     Losses and settlement expenses decreased 0.8 percent for the three months and increased 10.2 percent for the six months ended June 30, 1999 as compared to the same periods in 1998. The decrease reported for the three months ended June 30, 1999 is due to the fact that an exceptionally large amount of storm losses were experienced during the second quarter of 1998. The increase reported for the six months ended June 30, 1999 reflects a decline in the amount of favorable development experienced in the actual settlement of claims and changes in reserves associated with prior years' losses as well as an increase in overall loss severity.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
           Condition and Results of Operations, Continued
           ----------------------------------------------

     Acquisition and other expenses increased 13.5 percent and 8.5 percent for the three months and six months ended June 30, 1999 as compared to the same periods in 1998. These increases primarily reflect the growth in premium income experienced during the first six months of 1999. In addition, the increases reported for 1999 also reflect the impact of a change in estimate that was reported in 1998. During the first six months of 1998 the property and casualty insurance subsidiaries increased the estimate of expenses related to acquisition costs. As a result, more acquisition costs were deferred in 1998, which resulted in a smaller increase in the amount of acquisition and other expenses reported for the period.

     Underwriting results for the three months and six months ended June 30, 1999 were negatively impacted by a high level of catastrophe and storm losses, inadequate rate levels and an increase in overall loss severity. Management is working to improve profitability through re-underwriting programs for both the existing book of business and the agency force, controlled usage of discretionary rate credits and the implementation of rate increases where possible. In addition, the Company has acquired, and is developing, several new tools that will provide its employees with enhanced underwriting capabilities using the latest available technologies. Examples of these tools include catastrophe modeling software, market demographics software and Internet based underwriting and premium rating technologies.

Reinsurance

     Operating results for the three months and six months ended June 30, 1999 and 1998 are as follows:

                                     Three months ended  Six months ended
                                           June 30,           June 30,
                                      -----------------  -----------------
                                        1999     1998      1999     1998
($ in thousands)                      -------- --------  -------- --------

Premiums earned ..................... $  9,307 $  8,338  $ 19,283 $ 17,116
Losses and settlement expenses ......    7,253    5,616    14,174   11,102
Acquisition and other expenses ......    3,100    2,935     6,304    5,947
                                      -------- --------  -------- --------
Underwriting (loss) gain ............   (1,046)    (213)   (1,195)      67
Net investment income ...............    1,752    1,787     3,455    3,490
Other income ........................       32       43        65       91
                                      -------- --------  -------- --------
Operating income before
  income taxes ......................      738    1,617     2,325    3,648
Realized investment gains ...........       63        3        63        7
                                      -------- --------  -------- --------
Income before income taxes .......... $    801 $  1,620  $  2,388 $  3,655
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $  8,411 $  6,737  $ 13,475 $ 12,436
    (Decrease) increase in
      provision for insured events
      of prior years ................   (1,158)  (1,121)      699   (1,334)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $  7,253 $  5,616  $ 14,174 $ 11,102
                                      ======== ========  ======== ========
Catastrophe losses .................. $    354 $  1,094  $  1,003 $  1,257
                                      ======== ========  ======== ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
           Condition and Results of Operations, Continued
           ----------------------------------------------

     Premiums earned increased 11.6 percent for the three months and 12.7 percent for the six months ended June 30, 1999 from the same periods in 1998. These increases primarily reflect the addition of two large reinsurance contracts during the second half of 1998. Rate competition within the reinsurance marketplace continues to be very intense, but there have been some signs of stabilization during the first six months of 1999. Moderate rate increases were implemented on some foreign contracts that were exposed to losses in 1998; however, overall rate adequacy has not improved as rate decreases were experienced on domestic contracts with good loss experience.

     Losses and settlement expenses increased 29.1 percent for the three months and 27.7 percent for the six months ended June 30, 1999 from the same periods in 1998. Results for the second quarter of 1999 reflect a large increase in current accident year property losses while the results for the first six months of 1999 were negatively impacted by adverse development experienced in the actual settlement of claims and changes in reserves associated with prior years' losses. Most of the adverse development reported in 1999 is associated with the 1998 accident year, which experienced heavy catastrophe and storm losses.

     Acquisition and other expenses increased 5.6 percent for the three months and 6.0 percent for the six months ended June 30, 1999 from the same periods in 1998. These increases are attributed to the growth in premium income experienced in 1999 and reflect a decline in contingent commission expense due to the deterioration in the profitability of the assumed reinsurance business.

     Underwriting results continue to decline, but are still considered satisfactory in the highly competitive reinsurance marketplace. This decline can be attributed in part to rate reductions, which are the result of excess capacity in the reinsurance marketplace. Employers Mutual is working to address this issue by accepting a larger share of coverage on desirable programs and strengthening its relationships with reinsurance intermediaries. Management is aware of the narrowing profit margin on reinsurance business and continues to emphasize profitability over premium growth.

Parent Company

     Operating results before income taxes totaled ($66,000) and ($61,000) for the three months and six months ended June 30, 1999 compared to ($18,000) and $10,000 for the same periods in 1998. The decline in operating results for 1999 is primarily due to a reduction in investment income that resulted from a decline in the invested asset balance.


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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
           Condition and Results of Operations, Continued
           ----------------------------------------------

     The Company considers itself to be a long-term investor and generally purchases fixed maturity investments with the intent to hold them to maturity. The Company has classified a portion of its investments in fixed maturity securities, primarily bonds issued by municipalities and corporations, as available-for-sale securities to provide flexibility in the management of the portfolio. Unrealized holding gains on fixed maturity securities available-for-sale, net of tax, totaled $738,000 at June 30, 1999 compared to $6,194,000 at December 31, 1998. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant.

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

     During the third quarter of 1999, the Company plans to liquidate approximately 50 percent ($64,000,000) of its investments in tax-exempt fixed maturity securities and reinvest the proceeds in various types of taxable fixed maturity securities with similar durations. This change in investment philosophy is not expected to have a material impact on the operations of the Company as forced liquidations of investments are not anticipated.

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

     During the first six months of 1999, the Company generated positive cash flows from operations of $10,311,274 compared to $12,181,983 for the same period of 1998. The amount for 1998 includes $5,569,567 received from Employers Mutual in connection with the addition of Farm and City to the pooling agreement.

     During the second quarter of 1999 the Company completed a $3,000,000 stock repurchase plan that was approved by its Board of Directors on November 20, 1998. A total of 254,950 shares of common stock were repurchased under this plan at an average cost of $11.76 per share.

     During the second quarter of 1999, Employers Mutual elected to increase its participation in the Company's dividend reinvestment plan. As a result, Employers Mutual is now reinvesting 100 percent of its dividends in additional shares of the Company's common stock. Prior to the second quarter of 1999, Employers Mutual was reinvesting 50 percent of its dividends in additional shares of the Company's common stock.

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

     Employers Mutual owns and maintains the computer systems utilized in the operation of the Company?s businesses, and is currently in the process of finalizing changes to these systems in order to be Year 2000 compliant. Employers Mutual uses a four step process for preparing systems for Year 2000 compliance:

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

     All internal systems, including the critical systems of policy issuance, billing and claims processing, have been certified as compliant. Employers Mutual is near completion of its research of Year 2000 compliance information with its vendors of computer and facility equipment and software. Any necessary upgrades of equipment or software from these vendors to achieve Year 2000 compliance have been scheduled for implementation by the end of 1999. Employers Mutual has also contracted with an outside consulting firm to provide an independent assessment of Year 2000 compliance efforts. The consultants issued a report which included findings and recommendations. This information has all been considered by management in its assessment of Year 2000 compliance issues.

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

     The Company has distributed a letter to all of its commercial insureds notifying them that their current policies do not cover Year 2000 losses, but that coverage may be available through an endorsement to the policy. A questionnaire has been developed and provided to them to aid in assessing potential risks from Year 2000 noncompliance. Employers Mutual has in place reinsurance protection for potential third party liability claims against policyholders arising from Year 2000 issues.

     Year 2000 compliance efforts have been in process for a number of years. The majority of the costs associated with these efforts is the internal payroll and payroll related expenses of the information systems department. These expenses were charged to operations in the year incurred and were not separately tracked. In addition, nearly all purchases of software and hardware applications were not made specifically for Year 2000 compliance, and are not considered costs of the Year 2000 compliance effort. Costs incurred to date for outside consultants and software and hardware applications specifically purchased for Year 2000 compliance efforts have amounted to less than $100,000 for the EMC Insurance Companies. The Company's share of all remaining costs associated with the Year 2000 compliance project are not expected to exceed $70,000.

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


NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, ?Accounting for Derivative Instruments and Hedging Activities?, effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which defers the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. Currently, the Company's investment strategy does not include investments in derivative instruments or hedging activities. Adoption of this statement is not expected to have any effect on the operating results of the Company.


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides issuers the opportunity to make cautionary statements regarding forward-looking statements. Accordingly, any forward-looking statement contained in this report is based on management's current expectations and actual results of the Company may differ materially from such expectations. The risks and uncertainties that may affect the actual results of the Company include but are not limited to the following: catastrophic events and the occurrence of significant severe weather conditions; state and federal legislation and regulations; changes in the demand for, pricing of, or supply of insurance or reinsurance; changes in interest rates and the performance of financial markets; the adequacy of loss and settlement expense reserves, including asbestos and environmental claims; failure in Year 2000 compliance by the Company, its vendors or third party service providers; and other risks and uncertainties inherent in the Company's business.

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

     Interest rate risk includes the price sensitivity of a fixed maturity security to changes in interest rates and the affect on future earnings from short-term investments and maturing long-term investments, given a change in interest rates. The following analysis illustrates the sensitivity of the Company's financial instruments to selected changes in market rates and prices. A hypothetical one percent increase or decrease in interest rates as of June 30, 1999 and December 31, 1998 would result in corresponding pretax decreases or increases in the fair value of the fixed maturity portfolios of approximately $17,800,000 or 4.4 percent at June 30, 1999 and $16,000,000 or
3.9 percent at December 31, 1998. In addition, a hypothetical one percent increase or decrease in interest rates at June 30, 1999 and December 31, 1998 would result in corresponding increases or decreases in pretax income over the next twelve months of approximately $800,000 from June 30, 1999 and $800,000 from December 31, 1998, assuming the current maturity and prepayment patterns. The Company monitors interest rate risk through the analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter term instruments given the results of interest rate simulations and judgments of cash flow needs.

     The valuation of the Company's marketable equity portfolios is subject to equity price risk. In general, equities have more year-to-year price variability than bonds. However, returns from equity securities over longer time frames have been consistently higher. The Company invests in a diversified portfolio of readily marketable equity securities. A hypothetical 10 percent increase or decrease in the S&P 500 as of June 30, 1999 and December 31, 1998 would result in corresponding pretax increases or decreases in the fair value of the Company's equity portfolio of approximately $3,000,000 at June 30, 1999 and $2,900,000 at December 31, 1998.

     The Company invests in high quality fixed maturity securities, thus minimizing credit quality risk. At June 30, 1999 the portfolio of long-term fixed maturity securities consists of 23.7 percent U.S. Treasury, 14.9 percent government agency, 5.9 percent mortgage-backed, 36.1 percent municipal, and
19.4 percent corporate securities. At December 31, 1998 the portfolio of long-term fixed maturity securities consisted of 24.5 percent U.S. Treasury,
13.3 percent government agency, 6.8 percent mortgage-backed, 42.1 percent municipal, and 13.3 percent corporate securities. No securities are below investment grade.

     Prepayment risk refers to the changes in prepayment patterns that can either shorten or lengthen the expected timing of the principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within the portfolio of mortgage-backed securities. The prepayment risk analysis is monitored regularly through the analysis of interest rate simulations. At June 30, 1999 the effective duration of the mortgage-backed securities is 2.5 years with an average life and current yield of 5.0 years and 7.7 percent, respectively. At December 31, 1998 the effective duration of the mortgage-backed securities was 1.5 years with an average life and current yield of 2.1 years and 7.7 percent, respectively.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
--------  -----------------

Item 4.  Submissions of Matters to a Vote of Security Holders
-------  ----------------------------------------------------

    (a)  Annual Meeting of Stockholders
         EMC Insurance Group Inc.
         May 24, 1999

    (b) The following seven persons were elected to serve as directors of the Company for the ensuing year:

         George C. Carpenter III        Elwin H. Creese
         David J. Fisher                Bruce G. Kelley
         George W. Kochheiser           Raymond A. Michel
         Fredrick A. Schiek

    (c)  Items voted upon and number of votes cast:

         1.  Election of directors

                                         Votes         Votes
                     Nominee            Cast for      Withheld
             -----------------------   ----------     --------

             George C. Carpenter III   11,067,262      30,909
             Elwin H. Creese           11,071,428      26,743
             David J. Fisher           11,080,908      17,263
             Bruce G. Kelley           11,077,060      21,110
             George W. Kochheiser      11,079,728      18,443
             Raymond A. Michel         11,077,281      20,889
             Fredrick A. Schiek        11,081,661      16,510

         2. Proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company:

               For 11,067,101    Against 19,910   Withheld 11,160
                   ----------            ------            ------

             The total number of qualified shares voted by proxy is: 11,098,171

    (d)  None.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

    (a)  None.

    (b) No Form 8-K was filed by the registrant during the quarter ended June 30, 1999.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              EMC INSURANCE GROUP INC.
                              Registrant



                              /s/  Bruce G. Kelley
                              ------------------------
                              Bruce G. Kelley
                              President & Chief Executive Officer



                              /s/  Mark Reese
                              ------------------------
                              Mark Reese
                              Vice President and
                              Chief Financial Officer

Date: August 13, 1999



21