Form 10-Q
period 1999-09-30
EMC INSURANCE GROUP INC
filed 1999-11-12
CIK 356130

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 1999
                               ---------------------------------------

                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
                              ---------------------  ------------------
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
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at October 31, 1999
     -----------------------------           -------------------------------
     Common stock, $1.00 par value                       11,263,627


Total pages   21
            ------

PART I.  FINANCIAL INFORMATION
-------  ---------------------
Item 1.  Financial Statements
-------  --------------------


                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets



                                                  September 30,  December 31,
                                                       1999          1998
                                                  -------------  ------------
ASSETS

Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (market value $145,656,593 and $174,623,439) $143,745,452  $164,926,190
    Securities available-for-sale, at market value
      (amortized cost $230,983,052 and
      $208,115,127) ..............................  228,484,565   217,499,600
  Equity securities available-for-sale, at market
    value (cost $29,780,823 and $29,928,433) .....   30,132,486    32,785,429
  Short-term investments, at cost ................   27,746,968    22,660,011
                                                   ------------  ------------
           Total investments .....................  430,109,471   437,871,230

Cash .............................................    1,862,963     2,133,056
Accrued investment income ........................    5,902,171     5,865,307
Accounts receivable (net of allowance for
  uncollectible accounts of $500,000 and $400,000)    3,503,470     2,779,041
Income taxes recoverable .........................    1,218,000     3,224,000
Reinsurance receivables ..........................   17,673,603    16,627,791
Deferred policy acquisition costs ................   14,614,910    12,355,482
Deferred income taxes (notes 7 and 8) ............   16,495,081    10,371,754
Intangible assets, including goodwill, at cost
  less accumulated amortization of $2,313,580
  and $2,212,695 .................................    1,244,240     1,345,125
Prepaid reinsurance premiums .....................    1,883,675     1,201,737
Other assets .....................................    3,081,210     2,271,829
                                                   ------------  ------------
           Total assets .......................... $497,588,794  $496,046,352
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets



                                                  September 30,  December 31,
                                                       1999          1998
                                                  -------------  ------------
LIABILITIES

Losses and settlement expenses ................... $256,375,268  $245,610,323
Unearned premiums ................................   70,900,215    61,464,051
Other policyholders' funds .......................    2,020,764     1,951,683
Indebtedness to related party ....................    4,123,947     3,393,182
Postretirement benefits ..........................    6,584,360     6,017,565
Deferred income ..................................      184,637       277,854
Other liabilities ................................   10,700,097    13,393,854

    Total liabilities ............................  350,889,288   332,108,512
                                                   ------------  ------------
STOCKHOLDERS' EQUITY

Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,262,105
  shares in 1999 and 11,496,389 shares in 1998 ...   11,262,105    11,496,389
Additional paid-in capital .......................   65,306,149    67,822,412
Accumulated other comprehensive (loss)
  income (note 7) ................................   (2,146,824)    8,079,371
Retained earnings ................................   72,278,076    76,539,668
                                                   ------------  ------------
    Total stockholders' equity ...................  146,699,506   163,937,840
                                                   ------------  ------------
    Total liabilities and stockholders' equity ... $497,588,794  $496,046,352
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      Consolidated Statements of Income



                               Three months ended        Nine months ended
                                  September 30,            September 30,
                            ----------------------- -------------------------
                                1999        1998        1999         1998
                            ----------- ----------- ------------ ------------
REVENUES:
  Premiums earned ..........$52,596,314 $48,817,473 $153,295,867 $141,079,398
  Investment income, net ...  6,669,304   6,139,359   19,030,740   18,872,115
  Realized investment gains   1,313,608   7,240,947    1,559,775    7,324,406
  Other income .............    705,520     667,101    1,982,028    1,166,657
                            ----------- ----------- ------------ ------------
                             61,284,746  62,864,880  175,868,410  168,442,576
                            ----------- ----------- ------------ ------------
LOSSES AND EXPENSES:
  Losses and settlement
    expenses ............... 44,080,785  43,758,062  126,844,057  117,100,206
  Dividends to policyholders    729,623    (133,255)   1,711,209    1,267,903
  Amortization of deferred
    policy acquisition costs 11,458,397  11,952,113   34,573,674   30,794,401
  Other underwriting
    expenses ...............  4,675,398   3,591,254   13,520,600   13,838,674
  Other expenses ...........    254,815     329,586    1,198,793      885,745
                            ----------- ----------- ------------ ------------
                             61,199,018  59,497,760  177,848,333  163,886,929
                            ----------- ----------- ------------ ------------
    Income (loss) before
      income tax (benefit)       85,728   3,367,120   (1,979,923)   4,555,647
                            ----------- ----------- ------------ ------------
INCOME TAX (BENEFIT):
  Current ..................    157,457     297,982     (860,930)     240,982
  Deferred (note 8) ........   (864,387)    280,639   (1,961,227)    (186,307)
                            ----------- ----------- ------------ ------------
                               (706,930)    578,621   (2,822,157)      54,675
                            ----------- ----------- ------------ ------------
        Net income .........$   792,658 $ 2,788,499 $    842,234 $  4,500,972
                            =========== =========== ============ ============

Net income per common
  share - basic and diluted $       .07 $       .24 $        .07 $        .39
                            =========== =========== ============ ============

Dividends per common share  $       .15 $       .15 $        .45 $        .45
                            =========== =========== ============ ============

Average number of common
  shares outstanding - basic
  and diluted .............. 11,259,339  11,487,140   11,352,828   11,422,899
                            =========== =========== ============ ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

               Consolidated Statements of Comprehensive Income



                               Three months ended       Nine months ended
                                  September 30,            September 30,
                             ----------------------- -----------------------
                                1999         1998        1999       1998
                             ----------- ----------- ----------- -----------
Net income ................. $   792,658 $ 2,788,499 $   842,234 $ 4,500,972

OTHER COMPREHENSIVE INCOME:
  Unrealized holding
    (losses) gains arising
    during the period,
    before deferred income
    taxes (benefit) ........  (5,582,204)   (346,921)(12,836,451)  3,235,176
  Deferred income taxes
    (benefit) (note 7) .....  (1,168,027)   (117,951) (3,634,473)  1,099,964
                             ----------- ----------- ----------- -----------
                              (4,414,177)   (228,970) (9,201,978)  2,135,212
                             ----------- ----------- ----------- -----------
  Reclassification
    adjustment for gains
    included in net
    income, before
    income taxes ...........  (1,305,677) (7,240,947) (1,551,844) (7,310,987)
  Income taxes .............     443,930   2,461,922     527,627   2,485,736
                             ----------- ----------- ----------- -----------
                                (861,747) (4,779,025) (1,024,217) (4,825,251)
                             ----------- ----------- ----------- -----------
        Other comprehensive
          loss .............  (5,275,924) (5,007,995)(10,226,195) (2,690,039)
                             ----------- ----------- ----------- -----------
        Total comprehensive
          (loss) income .... $(4,483,266)$(2,219,496)$(9,383,961)$ 1,810,933
                             =========== =========== =========== ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows



                                                       Nine months ended
                                                         September 30,
                                                  --------------------------
                                                      1999          1998
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................... $    842,234  $  4,500,972
                                                  ------------  ------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Losses and settlement expenses ............   10,764,945    19,299,157
      Unearned premiums .........................    9,436,164     8,767,265
      Other policyholders' funds ................       69,081      (679,786)
      Deferred policy acquisition costs .........   (2,259,428)   (2,749,047)
      Indebtedness of related party .............      730,765      (692,485)
      Accrued investment income .................      (36,864)      (72,845)
      Income taxes payable ......................    2,006,000    (6,182,000)
      Deferred income taxes (notes 7 and 8) .....   (1,961,227)     (186,307)
      Realized investment gains .................   (1,559,775)   (7,324,406)
      Postretirement benefits ...................      566,795       744,520
      Reinsurance receivables ...................   (1,045,812)   (2,311,314)
      Prepaid reinsurance premiums ..............     (681,938)     (561,574)
      Amortization of deferred income ...........      (93,217)     (131,371)
      Other, net ................................   (4,219,194)   (1,040,056)
                                                  ------------  ------------
                                                    11,716,295     6,879,751
      Cash provided by the change in the
        property and casualty insurance
        subsidiaries' pooling agreement (note 2)             -     5,569,567
                                                  ------------  ------------
            Net cash provided by
              operating activities .............. $ 12,558,529  $ 16,950,290
                                                  ============  ============

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                                       Nine months ended
                                                         September 30,
                                                  ------------  ------------
                                                      1999          1998
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed maturity securities
    held-to-maturity ............................ $(13,459,276) $(15,459,844)
  Maturities of fixed maturity securities
    held-to-maturity ............................   34,723,949    32,046,922
  Purchases of fixed maturity securities
    available-for-sale (note 6) ................. (100,878,679)  (24,965,868)
  Disposals of fixed maturity securities
    available-for-sale (note 6) .................   79,616,230    15,640,400
  Purchases of equity securities
    available-for-sale ..........................  (17,742,273)  (33,374,717)
  Disposals of equity securities
    available-for-sale ..........................   17,852,208     6,964,169
  Purchase of common stock mutual funds
    invested in equity securities
    available-for-sale ..........................            -      (102,020)
  Disposals of common stock mutual funds
    invested in equity securities
    available-for-sale ..........................            -    28,675,920
  Net purchases of short-term investments .......   (5,086,957)  (22,851,354)
                                                  ------------  ------------
    Net cash used in investing activities .......   (4,974,798)  (13,426,392)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................      248,129       749,939
  Repurchase of common stock (note 4) ...........   (2,998,677)            -
  Dividends paid to stockholders (note 5) .......   (5,103,276)   (3,913,447)
                                                  ------------  ------------
      Net cash used in financing activities .....   (7,853,824)   (3,163,508)
                                                  ------------  ------------
NET (DECREASE) INCREASE IN CASH .................     (270,093)      360,390
Cash at beginning of year .......................    2,133,056     1,200,300
                                                  ------------  ------------
Cash at end of quarter .......................... $  1,862,963  $  1,560,690
                                                  ============  ============
Income taxes (recovered) paid ................... $ (2,877,492) $  6,422,982

Interest paid ................................... $     88,911  $          -

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

             Notes to Interim Consolidated Financial Statements

                             September 30, 1999

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

Note 3
------
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which defers the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. Currently, the Company's investment strategy does not include investments in derivative instruments or hedging activities. Adoption of this statement is not expected to have any effect on the operating results of the Company.

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

Note 6
------
During the second quarter and third quarter of 1999, the Company disposed of approximately $55,000,000 of investments in tax-exempt fixed maturity securities and reinvested the proceeds in taxable fixed maturity securities to improve after-tax investment returns. This change in asset allocation was implemented to increase the Company's after-tax rate of return on its investments in response to the recent deterioration in the Company's underwriting results and the expectation that underwriting results will not improve dramatically in the near future.

Note 7
------
At September 30, 1999, the Company established a valuation allowance of $729,921 related to the deferred income tax asset associated with unrealized holding losses on fixed maturity securities available-for-sale. This valuation allowance was established due to the uncertainty concerning the future realization of the tax benefit. Accordingly, the accumulated other comprehensive loss reported at September 30, 1999 does not reflect the deferred tax benefit.

Note 8
------
The deferred income tax benefit reported for the three months and nine months ended September 30, 1999 reflects $100,000 and $300,000, respectively, related to a reduction in the valuation allowance associated with future postretirement benefit deductions. The valuation allowance is being reduced as a result of the establishment of Voluntary Employee Beneficiary Association (VEBA) trusts that will accelerate the postretirement benefit deductions and reduce the uncertainty of future realization of the tax benefit.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
           Condition and Results of Operations
           -----------------------------------

OVERVIEW

     EMC Insurance Group Inc., an approximately 71 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing
80.9 percent of consolidated premiums earned. For purposes of this discussion, the term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
           Condition and Results of Operations, Continued
           ----------------------------------------------

CONSOLIDATED RESULTS OF OPERATIONS

     Operating results for the three months and nine months ended September 30, 1999 and 1998 are as follows:

                                     Three months ended  Nine months ended
                                        September 30,      September 30,
                                      -----------------  -----------------
($ in thousands)                        1999     1998      1999     1998
                                      -------- --------  -------- --------

Premiums earned ..................... $ 52,596 $ 48,817  $153,296 $141,079
Losses and settlement expenses ......   44,081   43,758   126,844  117,100
Acquisition and other expenses ......   16,863   15,410    49,806   45,901
                                      -------- --------  -------- --------
Underwriting loss ...................   (8,348) (10,351)  (23,354) (21,922)
Net investment income ...............    6,669    6,139    19,031   18,872
Other income ........................      451      338       783      282
                                      -------- --------  -------- --------
Operating loss before income taxes ..   (1,228)  (3,874)   (3,540)  (2,768)
Realized investment gains ...........    1,314    7,241     1,560    7,324
                                      -------- --------  -------- --------
Income (loss) before income taxes ... $     86 $  3,367  $ (1,980)$  4,556
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 47,235 $ 46,403  $134,135 $126,556
    Decrease in provision for
      insured events of prior years     (3,154)  (2,645)   (7,291)  (9,456)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 44,081 $ 43,758  $126,844 $117,100
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  2,117 $  3,784  $  8,211 $ 12,930
                                      ======== ========  ======== ========

     Operating results before income taxes remained unprofitable for the second consecutive year for both the three months and the nine months ended September 30, 1999. Inadequate premium rates, a high level of catastrophe and storm losses and an increase in overall loss severity combined to produce unfavorable results. Inadequate premium rates, which have resulted from thirteen consecutive years of intense rate competition within the insurance industry, continue to be the primary cause of the Company's substandard performance. Premium rates have begun to show some signs of stabilization during the first nine months of 1999, an indication that the prolonged decline in premium rates may be coming to an end. However, overall premium rate adequacy is not expected to improve dramatically in the near future as there is still a significant amount of excess capacity in the insurance industry.
As a result, management is working to improve profitability through re-underwriting programs for both the existing book of business and the agency force.

     Premiums earned increased 7.7 percent for the three months and 8.7 percent for the nine months ended September 30, 1999 from the same periods in 1998, primarily due to an increase in policy count. Overall premium rate adequacy continued to decline in the first nine months of 1999 as a result of premium rate reductions that were implemented during 1998. Moderate rate increases have been implemented in select lines of business during the first nine months of 1999. As these rate increases become more fully reflected in the determination of earned premiums, premium rate adequacy should begin to improve.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
           Condition and Results of Operations, Continued
           ----------------------------------------------

     Losses and settlement expenses increased 0.7 percent for the three months and 8.3 percent for the nine months ended September 30, 1999 from the same periods in 1998. Results for both the three months and the nine months of 1999 reflect an increase in overall loss severity. The increase for the three months ended September 30, 1999 was partially offset by a decline in catastrophe and storm losses and an increase in the amount of favorable development experienced in the actual settlement of claims and changes in reserves associated with prior years' losses.

     Acquisition and other expenses increased 9.4 percent for the three months and 8.5 percent for the nine months ended September 30, 1999 from the same periods in 1998. These increases primarily reflect the growth in premium income experienced during 1999.

     Net investment income increased 8.6 percent for the three months and 0.8 percent for the nine months ended September 30, 1999 from the same periods in 1998. The large increase for the three months ended September 30, 1999 is primarily due to the disposal of approximately $55,000,000 of investments in tax-exempt fixed maturity securities and the subsequent reinvestment of the proceeds into taxable fixed maturity securities that pay a higher interest rate. This reallocation program was started during the second quarter and was completed in the third quarter. This change in asset allocation was implemented to increase the Company's after-tax rate of return on its investments in response to the recent deterioration in the Company's underwriting results and the expectation that underwriting results will not improve dramatically in the near future.

     The deferred income tax benefit reported for the three months and nine months ended September 30, 1999 reflects $100,000 and $300,000, respectively, related to a reduction in the valuation allowance associated with future postretirement benefit deductions. The valuation allowance is being reduced as a result of the establishment of Voluntary Employee Beneficiary Association
(VEBA) trusts that will accelerate the postretirement benefit deductions and reduce the uncertainty of future realization of the tax benefits.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
           Condition and Results of Operations, Continued
           ----------------------------------------------

SEGMENT RESULTS

Property and Casualty Insurance

     Operating results for the three months and nine months ended September 30, 1999 and 1998 are as follows:

                                     Three months ended  Nine months ended
                                        September 30,      September 30,
                                      -----------------  -----------------
($ in thousands)                        1999     1998      1999     1998
                                      -------- --------  -------- --------
Premiums earned ..................... $ 42,628 $ 39,530  $124,044 $114,676
Losses and settlement expenses ......   35,625   35,635   104,214   97,875
Acquisition and other expenses ......   13,775   12,808    40,413   37,352
                                      -------- --------  -------- --------
Underwriting loss ...................   (6,772)  (8,913)  (20,583) (20,551)
Net investment income ...............    4,711    4,369    13,425   13,374
Other income ........................      491      375     1,013      456
                                      -------- --------  -------- --------
Operating loss before income taxes ..   (1,570)  (4,169)   (6,145)  (6,721)
Realized investment gains ...........    1,096    7,242     1,279    7,318
                                      -------- --------  -------- --------
(Loss) income before income taxes ... $   (474)$  3,073  $ (4,866)$    597
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 38,883 $ 38,076  $112,308 $105,794
    Decrease in provision for
      insured events of prior years..   (3,258)  (2,441)   (8,094)  (7,919)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 35,625 $ 35,635  $104,214 $ 97,875
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  1,969 $  2,415  $  7,060 $ 10,304
                                      ======== ========  ======== ========

     Premiums earned increased 7.8 percent for the three months and 8.2 percent for the nine months ended September 30, 1999 from the same periods in 1998, primarily due to an increase in policy count. Premium rates continue to show signs of stabilization, as the Company was able to implement modest rate increases in select lines of business during the first nine months of 1999. However, the increases implemented in the commercial lines of business, in which the Company conducts the majority of its insurance business, were not as large as those in the personal lines due to the intense competition that continues to exist for select classes of business and in certain marketing territories. Overall premium rate adequacy continued to decline in the first nine months of 1999 as prior year rate reductions had a greater impact on the determination of earned premiums than the recent rate increases. As the impact of the 1999 rate increases becomes more fully reflected in earned premiums, profit margins should begin to improve.

     Losses and settlement expenses remained flat for the three months and increased 6.5 percent for the nine months ended September 30, 1999 from the same periods in 1998. Although catastrophe and storm losses have declined from the storm-plagued levels experienced in 1998, they continue to have a significant impact on the operating results reported for 1999. For the third quarter of 1999, total catastrophe and storm losses amount to $4,713,000 and included $1,780,000 related to a Midwest wind storm and $940,000 related to Hurricane Floyd. Net catastrophe and storm losses for the third quarter of 1999 amounted to $1,969,000 after deducting $2,744,000 of reinsurance recoverable under an aggregate excess of loss catastrophe reinsurance agreement. For the first nine months of 1999, recoveries under the aggregate excess of loss reinsurance agreement totaled $3,826,000 compared to $495,000 for the same period in 1998. In addition to the high level of catastrophe and storm losses, operating results for 1999 reflect an increase in overall loss severity.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
           Condition and Results of Operations, Continued
           ----------------------------------------------

     Acquisition and other expenses increased 7.5 percent for the three months and 8.2 percent for the nine months ended September 30, 1999 as compared to the same periods in 1998. These increases are primarily due to the growth in premium income experienced during 1999; however, these increases also reflect the impact of a change in the estimate of acquisition expenses that was implemented in 1998. This change in estimate had the effect of increasing the amount of acquisition costs that were deferred, which resulted in a smaller increase in the amount of acquisition and other expense reported for 1998.

     Underwriting results for the three months and nine months ended September 30, 1999 were negatively impacted by inadequate rate levels, a high level of catastrophe and storm losses and an increase in overall loss severity. Management is working to improve profitability through re-underwriting programs for both the existing book of business and the agency force and by implementing rate increases where possible. In addition, the Company has acquired, and is developing, several new tools that will provide its employees with enhanced underwriting capabilities using the latest available technologies. Examples of these tools include catastrophe modeling software, market demographics software and Internet based underwriting and premium rating technologies.


Reinsurance

     Operating results for the three months and nine months ended September 30, 1999 and 1998 are as follows:

                                     Three months ended  Nine months ended
                                        September 30,      September 30,
                                      -----------------  -----------------
($ in thousands)                        1999     1998      1999     1998
                                      -------- --------  -------- --------
Premiums earned ..................... $  9,968 $  9,287  $ 29,252 $ 26,403
Losses and settlement expenses ......    8,456    8,123    22,630   19,225
Acquisition and other expenses ......    3,088    2,602     9,393    8,549
                                      -------- --------  -------- --------
Underwriting (loss) .................   (1,576)  (1,438)   (2,771)  (1,371)
Net investment income ...............    1,847    1,638     5,302    5,128
Other income ........................       28       40        93      131
                                      -------- --------  -------- --------
Operating income before
  income taxes ......................      299      240     2,624    3,888
Realized investment gains (losses) ..      218       (1)      281        6
                                      -------- --------  -------- --------
Income before income taxes .......... $    517 $    239  $  2,905 $  3,894
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $  8,352 $  8,327  $ 21,827 $ 20,762
    Increase (decrease) in
      provision for insured events
      of prior years ................      104     (204)      803   (1,537)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $  8,456 $  8,123  $ 22,630 $ 19,225
                                      ======== ========  ======== ========
Catastrophe losses .................. $    148 $  1,369  $  1,151 $  2,626
                                      ======== ========  ======== ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
           Condition and Results of Operations, Continued
           ----------------------------------------------

    Premiums earned increased 7.3 percent for the three months and 10.8 percent for the nine months ended September 30, 1999 from the same periods in 1998. This growth is primarily attributable to the delayed reporting of foreign reinsurance contracts written in 1998. Current year production has been relatively flat due to the continued intense rate competition within the reinsurance marketplace. Premium rates have shown some signs of stabilization during 1999 as moderate rate increases were implemented on some foreign contracts that were exposed to losses in 1998; however, overall rate adequacy has not improved as rate decreases were experienced on domestic contracts with good loss experience.

      Losses and settlement expenses increased 4.1 percent for the three months and 17.7 percent for the nine months ended September 30, 1999 from the same periods in 1998. Results for both the three months and the nine months ended September 30, 1999 have been negatively impacted by an increase in property losses and by adverse development experienced in the actual settlement of claims and changes in reserves associated with prior years' losses. Most of the adverse development reported in 1999 is associated with the 1998 accident year, which experienced heavy catastrophe and storm losses. During the third quarter and the first nine months of 1999, bulk incurred but not reported (IBNR) reserves have been increased $875,000 and $1,625,000, respectively, as a result of increased claims activity on the property book of business.

     Acquisition and other expenses increased 18.7 percent for the three months and 9.9 percent for the nine months ended September 30, 1999 from the same periods in 1998. These increases reflect the higher premium volume experienced in 1999 as well as a substantial reduction in the reserve carried for contingent commissions at September 30, 1998, which reduced the amount of incurred acquisition costs reported in 1998.

     Underwriting results continue to decline in the highly competitive reinsurance marketplace. This decline can be attributed in part to intense rate competition, which is a result of excess capacity in the reinsurance marketplace. Employers Mutual is working to address this issue by accepting a larger share of coverage on desirable programs and strengthening its relationships with reinsurance intermediaries. Management is aware of the narrowing profit margin on reinsurance business and continues to emphasize profitability over premium volume.


Parent Company

     Operating results before income taxes totaled $43,000 and ($19,000) for the three months and nine months ended September 30, 1999 compared to $55,000 and $65,000 for the same periods in 1998. The decline in operating results for 1999 is primarily due to a reduction in investment income that resulted from a decline in the invested asset balance.


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

                    EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
           Condition and Results of Operations, Continued
           ----------------------------------------------

     The Company considers itself to be a long-term investor and generally purchases fixed maturity investments with the intent to hold them to maturity. The Company previously classified a portion of its investments in fixed maturity securities, primarily bonds issued by municipalities and corporations, as available-for-sale securities. Beginning in the third quarter of 1999, all newly acquired securities are being classified as available-for-sale to provide additional flexibility in the management of the portfolio. Unrealized holding losses on fixed maturity securities available-for-sale, net of tax, totaled $2,379,000 at September 30, 1999 compared to unrealized holding gains of $6,194,000 at December 31, 1998. The decrease in the market value of these investments is primarily due to an increase in interest rates during the third quarter, which caused the bond values to decline. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant. At September 30, 1999, a valuation allowance of $729,921 related to the deferred tax asset associated with the unrealized holding losses was established due to the uncertainty concerning the future realization of the tax benefit.

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

     During the second and third quarters of 1999 the Company disposed of approximately $55,000,000 of investments in tax-exempt fixed maturity securities and reinvested the proceeds in taxable fixed maturity securities with similar durations. This change in asset allocation is not expected to have a material impact on the operations of the Company as forced liquidations of investments are not anticipated.

     During the third quarter of 1998 the Company liquidated its common stock mutual fund portfolio and reinvested the proceeds in individual stock issues that are being managed on a tax-aware basis. This change in asset allocation is not expected to have a material impact on the operations of the Comany as forced liquidations of investments are not anticipated; however, realized investment gains reported in future periods are expected to decline significantly from the amounts reported during the last several years as the Company will have the ability to control both the timing and the amount of sales that occur in these investments.

     The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends and investment purchases.

     During the first nine months of 1999, the Company generated positive cash flows from operations of $12,558,529 compared to $16,950,290 for the same period of 1998. The amount for 1998 includes $5,569,567 received from Employers Mutual in connection with the addition of Farm and City to the pooling agreement.

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

     All internal systems, including the critical systems of policy issuance, billing and claims processing, have been certified as compliant. Employers Mutual has completed its research of Year 2000 compliance information with its vendors of computer and facility equipment and software. The majority of the necessary upgrades of equipment or software from these vendors to achieve Year 2000 compliance have been implemented, and all remaining upgrades are scheduled for implementation by the end of 1999. Employers Mutual has also contracted with an outside consulting firm to provide an independent assessment of Year 2000 compliance efforts. The consultants issued a report which included findings and recommendations. This information has all been considered by management in its assessment of Year 2000 compliance issues.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
           Condition and Results of Operations, Continued
           ----------------------------------------------

     Year 2000 compliance efforts have been in process for a number of years. The majority of the costs associated with these efforts is the internal payroll and payroll related expenses of the information systems department. These expenses were charged to operations in the year incurred and were not separately tracked. In addition, nearly all purchases of software and hardware applications were not made specifically for Year 2000 compliance, and are not considered costs of the Year 2000 compliance effort. Costs incurred to date for outside consultants and software and hardware applications specifically purchased for Year 2000 compliance efforts have amounted to less than $100,000 for the EMC Insurance Companies. The Company's share of all remaining costs associated with the Year 2000 compliance project are not expected to exceed $35,000.

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


NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which defers the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. Currently, the Company's investment strategy does not include investments in derivative instruments or hedging activities. Adoption of this statement is not expected to have any effect on the operating results of the Company.


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

     Interest rate risk includes the price sensitivity of a fixed maturity security to changes in interest rates and the affect on future earnings from short-term investments and maturing long-term investments, given a change in interest rates. The following analysis illustrates the sensitivity of the Company's financial instruments to selected changes in market rates and prices. A hypothetical one percent increase or decrease in interest rates as of September 30, 1999 and December 31, 1998 would result in corresponding pretax decreases or increases in the fair value of the fixed maturity portfolios of approximately $19,300,000 or 4.8 percent at September 30, 1999 and $16,000,000 or 3.9 percent at December 31, 1998. In addition, a hypothetical one percent increase or decrease in interest rates at September 30, 1999 and December 31, 1998 would result in corresponding increases or decreases in pretax income over the next twelve months of approximately $600,000 from September 30, 1999 and $800,000 from December 31, 1998, assuming the current maturity and prepayment patterns. The Company monitors interest rate risk through the analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter term instruments given the results of interest rate simulations and judgments of cash flow needs.

     The valuation of the Company's marketable equity portfolios is subject to equity price risk. In general, equities have more year-to-year price variability than bonds. However, returns from equity securities over longer time frames have been consistently higher. The Company invests in a diversified portfolio of readily marketable equity securities. A hypothetical 10 percent increase or decrease in the S&P 500 as of September 30, 1999 and December 31, 1998 would result in corresponding pretax increases or decreases in the fair value of the Company's equity portfolio of approximately $2,700,000 at September 30, 1999 and $2,900,000 at December 31, 1998.

     The Company invests in high quality fixed maturity securities, thus minimizing credit quality risk. At September 30, 1999 the portfolio of long-term fixed maturity securities consists of 19.7 percent U.S. Treasury, 13.8 percent government agency, 16.5 percent mortgage-backed, 26.0 percent municipal, and 24.0 percent corporate securities. At December 31, 1998 the portfolio of long-term fixed maturity securities consisted of 24.5 percent U.S. Treasury, 13.3 percent government agency, 6.8 percent mortgage-backed,
42.1 percent municipal, and 13.3 percent corporate securities. No securities are below investment grade.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

-------  ---------------------------------------------------------------------

     Prepayment risk refers to the changes in prepayment patterns that can either shorten or lengthen the expected timing of the principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within the portfolio of mortgage-backed securities. The prepayment risk analysis is monitored regularly through the analysis of interest rate simulations. At September 30, 1999 the effective duration of the mortgage-backed securities is 4.0 years with an average life and current yield of 7.2 years and 7.6 percent, respectively. At December 31, 1998 the effective duration of the mortgage-backed securities was 1.5 years with an average life and current yield of 2.1 years and 7.7 percent, respectively.


PART II.  OTHER INFORMATION
--------  -----------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

    (a)  None.

    (b) No Form 8-K was filed by the registrant during the quarter ended September 30, 1999.

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

Date: November 12, 1999