Form 10-K
period 1999-12-31
EMC INSURANCE GROUP INC
filed 2000-03-28
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
 (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]

             For the Fiscal Year Ended December 31, 1999

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
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2000 was $29,207,981.

     The number of shares outstanding of the registrant's common stock, $1.00 par value, on March 1, 2000, were 11,266,950.

                     DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the registrant's annual report to stockholders for the year ended December 31, 1999 are incorporated by reference under Parts II and IV.

     2. Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission on or before April 29, 2000, are incorporated by reference under Part III.

                               TABLE OF CONTENTS

Part I
Item 1.  Business ........................................................   2
Item 2.  Properties ......................................................  22
Item 3.  Legal Proceedings ...............................................  22
Item 4.  Submission of Matters to a Vote of Security Holders .............  22

Part II
Item 5.  Market for Registrant's Common Equity and
            Related Stockholder Matters ..................................  23
Item 6.  Selected Financial Data .........................................  23
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..........................  23
Item 7A. Quantitative and Qualitative Disclosures about Market Risk ......  23
Item 8.  Financial Statements and Supplementary Data .....................  23
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ..........................  23

Part III
Item 10. Directors and Executive Officers of the Registrant ..............  24
Item 11. Executive Compensation ..........................................  24
Item 12. Security Ownership of Certain Beneficial Owners
            and Management ...............................................  25
Item 13. Certain Relationships and Related Transactions ..................  25

Part IV
Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K ..................................................  26
Index to Financial Statement Schedules ...................................  26
Signatures ...............................................................  29
Index to Exhibits ........................................................  39

                                    PART I
                                    ------
ITEM 1.   BUSINESS.
-------   ---------
GENERAL
-------
     EMC Insurance Group Inc. is an insurance holding company incorporated in Iowa in 1974. EMC Insurance Group Inc. is approximately 72 percent owned by Employers Mutual Casualty Company (Employers Mutual), a multiple-line property and casualty insurance company organized as an Iowa mutual insurance company in 1911 that is licensed in all 50 states and the District of Columbia. The term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries and an affiliate (including the Company), are referred to as the "EMC Insurance Companies."

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


     Illinois EMCASCO was formed in Illinois in 1976, Dakota Fire was formed in North Dakota in 1957 and EMCASCO was formed in Iowa in 1958 for the purpose of writing property and casualty insurance. Farm and City was formed in Iowa in 1962 to write nonstandard risk automobile insurance and was purchased by the Company in 1984. These companies are licensed to write insurance in a total of 35 states and are participants in a pooling agreement with Employers Mutual (see "Property and Casualty Insurance - Pooling Agreement").

     The reinsurance subsidiary was formed in 1981 to assume reinsurance business from Employers Mutual. The company assumes a portion of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts, and is licensed to do business in nine states.

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

PROPERTY AND CASUALTY INSURANCE
-------------------------------
POOLING AGREEMENT

     The four property and casualty insurance subsidiaries of the Company and two subsidiaries and an affiliate of Employers Mutual (Union Insurance Company of Providence, EMC Property & Casualty Company and Hamilton Mutual Insurance Company) are parties to reinsurance pooling agreements with Employers Mutual (collectively the "pooling agreement"). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool. All losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. Operations of the pool give rise to intercompany balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the pool participants are not subject to the pooling agreement.

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

     Effective January 1, 1998, Farm and City, a subsidiary of the Company that writes nonstandard risk automobile insurance business, became a participant in the pooling agreement. Farm and City assumes a 1.5 percent participation in the pool, which increased the Company's aggregate participation in the pool from 22 percent in 1997 to 23.5 percent in 1998 and 1999. In connection with this change in the pooling agreement, the Company's liabilities increased $6,224,586 and invested assets increased $5,569,567. The Company reimbursed Employers Mutual $726,509 for expenses that were incurred to generate the additional business assumed by the Company and Employers Mutual paid the Company $71,490 in interest income as the actual cash transfer did not occur until March 25, 1998.

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

PRINCIPAL PRODUCTS

     The Company's property and casualty insurance subsidiaries and the other parties to the pooling agreement underwrite both commercial and personal lines of insurance. The following table sets forth the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 1999. The pooling agreement is continuous, but may be amended or terminated at the end of any calendar year as to any one or more parties.

                                   Percent          Percent          Percent
                                     of               of               of
Line of Business            1999    total    1998    total    1997    total
----------------            ----    -----    ----    -----    ----    -----
                                        (Dollars in thousands)
Commercial Lines:
  Automobile ............ $157,095   20.8% $131,317   18.9% $118,624   18.2%
  Property ..............  118,939   15.8   115,815   16.6   110,637   17.0
  Workers' compensation    126,285   16.7   117,120   16.8   115,117   17.6
  Liability .............  122,528   16.2   115,377   16.6   110,647   16.9
  Other .................   16,615    2.2    15,418    2.2    15,139    2.3
                          --------  -----  --------  -----  --------  -----
   Total commercial lines  541,462   71.7   495,047   71.1   470,164   72.0
                          --------  -----  --------  -----  --------  -----

Personal Lines:
  Automobile ............  138,168   18.3   130,693   18.8   119,580   18.3
  Property ..............   73,380    9.7    68,365    9.8    61,569    9.4
  Liability .............    2,280    0.3     2,134    0.3     2,026    0.3
  Other .................       51      -        52      -        51      -
                          --------  -----  --------  -----  --------  -----
   Total personal lines    213,879   28.3   201,244   28.9   183,226   28.0
                          --------  -----  --------  -----  --------  -----
       Total ............ $755,341  100.0% $696,291  100.0% $653,390  100.0%
                          ========  =====  ========  =====  ========  =====

MARKETING

     Marketing of insurance by the parties to the pooling agreement, excluding the nonstandard risk automobile insurance sold by Farm and City, is conducted through 18 offices located throughout the United States and approximately 3,200 independent agencies. These offices allow the Company to respond quickly to changes in local market conditions. Each office employs underwriting, claims, marketing and risk improvement representatives, as well as field auditors and branch administrative technicians. The offices are supported by Employers Mutual technicians and specialists. Systems are in place to monitor the underwriting results of each office and to maintain guidelines and policies consistent with the underwriting and marketing environment in each region.

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

     The following table sets forth the geographic distribution of the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 1999.

                                          1999        1998        1997
                                         ------      ------      ------
    Alabama ............................   3.7%        3.7%        3.6%
    Arizona ............................   3.7         3.7         3.7
    Illinois ...........................   4.8         5.2         5.3
    Iowa ...............................  18.1        19.3        19.0
    Kansas .............................   7.8         7.8         8.3
    Michigan ...........................   3.7         3.6         4.1
    Minnesota ..........................   3.6         3.8         3.8
    Nebraska ...........................   6.9         7.1         7.2
    North Carolina .....................   2.9         3.2         3.3
    North Dakota .......................   3.2         3.1         2.4
    Ohio ...............................   2.3         2.3         3.2
    Texas ..............................   4.9         4.4         4.4
    Wisconsin ..........................   4.3         4.4         4.4
    Other * ............................  30.1        28.4        27.3
                                         -----       -----       -----
                                         100.0%      100.0%      100.0%
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


BEST'S RATING

     A.M. Best rates insurance companies based on their relative financial strength and ability to meet their contractual obligations. The "A" (Excellent) rating assigned to the Company's property and casualty insurance subsidiaries and the other pool members is based on the pool members' 1998 operating results and financial condition as of December 31, 1998. A.M. Best reevaluates its ratings from time to time (normally on an annual basis) and there can be no assurance that the Company's property and casualty insurance subsidiaries and the other pool members will maintain their current rating in the future. Management believes that a Best's rating of "A" (Excellent) or better is important to the Company's business since many insureds require that companies with which they insure be so rated. Best's publications indicate that these ratings are assigned to companies which A.M. Best believes have achieved excellent overall performance and have a strong ability to meet their obligations over a long period of time. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not necessarily directed toward the protection of investors.

REINSURANCE CEDED

     The parties to the pooling agreement cede insurance in the ordinary course of business for the purpose of limiting their maximum loss exposure through diversification of their risks. The pool participants also purchase catastrophe reinsurance to cover multiple losses arising from a single event.

     During 1999 and 1998, the pool participants purchased aggregate property catastrophe excess of loss reinsurance to cover losses arising from multiple catastrophes. Due to substantial changes in both the terms and the cost of the coverage, this reinsurance protection has not been renewed for year 2000. If this reinsurance protection had not been in place in 1999 the Company would have reported $3,524,000 of additional operating losses, net of the premium cost savings.

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

     Each type of reinsurance coverage is purchased in layers, and each layer may have a separate retention level. Retention levels are adjusted according to reinsurance market conditions and the surplus position of EMC Insurance Companies. The intercompany pooling arrangement aids efficient buying of reinsurance since it allows for higher retention levels and correspondingly decreased dependence on the reinsurance marketplace.

     A summary of the reinsurance treaties benefiting the parties to the pooling agreement as of December 31, 1999 is presented below. Retention amounts reflect the accumulated retentions of all layers within a treaty.

   Type of Reinsurance Treaty     Retention                Limits
   --------------------------    -----------     --------------------------
   Property per risk ........... $ 2,000,000     100 percent of $18,000,000
   Property catastrophe ........ $11,550,000      95 percent of $51,000,000
   Aggregate property
     catastrophe excess ........ $21,225,000     100 percent of $37,500,000
   Casualty .................... $ 2,000,000     100 percent of $38,000,000
    Workers' Compensation excess $         -      $20,000,000 excess of
                                                    $40,000,000
   Umbrella .................... $ 1,400,000*    100 percent of $ 8,600,000
   Fidelity and Surety ......... $   750,000     100 percent of $ 4,250,000
    Surety excess .............. $ 1,450,000     100 percent of $10,550,000
   Boiler ...................... $         0     100 percent of $50,000,000

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

     The major participants in the pool members' reinsurance programs as of December 31, 1999 are presented below. The percentages represent the reinsurers' share of the total reinsurance protection under all coverages. Each type of coverage is purchased in layers, and an individual reinsurer may participate in more than one coverage and at various layers within these coverages. The property per risk, property catastrophe and casualty reinsurance programs are handled by a reinsurance intermediary (broker). The reinsurance of those programs is syndicated to approximately 50 domestic and foreign reinsurers.

     In formulating reinsurance programs, Employers Mutual is selective in its choice of reinsurers. Employers Mutual selects reinsurers on the basis of financial stability and long-term relationships, as well as price of the coverage. Reinsurers are generally required to have a Best's rating of "A-" or higher and policyholders' surplus of $50,000,000 ($100,000,000 for casualty reinsurance).

                                                         Percent
                                                        of total      1999
Property per risk, property catastrophe                reinsurance   Best's
and casualty coverages:                                protection    rating
---------------------------------------                -----------   ------
Underwriters at Lloyd's of London ....................     20.6%        A
Transatlantic Reinsurance Company ....................      8.9         A++
Zurich Reinsurance (North America), Inc ..............      6.5         A+
NAC Reinsurance Corporation ..........................      6.2         A+
X.L. Mid Ocean Reinsurance Company, Ltd ..............      5.6        (1)
AXA Reassurance ......................................      5.1         A+
Continental Casualty Company .........................      3.9         A

Aggregate property catastrophe excess coverage:
-----------------------------------------------
Munich Reinsurance Company (UK) ......................     49.5        (1)
Underwriters at Lloyd's of London ....................     33.4         A

Workers' compensation excess coverage:
--------------------------------------
First Allmerica Financial Life Insurance Company .....     50.0         A
Trenwick America Reinsurance Corporation .............     50.0         A+

Umbrella coverage:
------------------
General Reinsurance Corporation ......................    100.0         A++

Fidelity and surety coverages:
------------------------------
SCOR Reinsurance Company .............................     42.0         A+
GE Reinsurance Corporation ...........................     20.0         A
Signet Star Reinsurance Company ......................     20.0         A
Partner Reinsurance Company of the U.S. ..............     18.0         A

Boiler coverage:
----------------
Hartford Steam Boiler Inspection and Insurance Company    100.0         A+


(1)  Not rated.

     Premiums ceded under the pool members' reinsurance programs by all pool members and by the Company's property and casualty insurance subsidiaries for the year ended December 31, 1999 are presented below. Each type of reinsurance coverage is purchased in layers, and an individual reinsurer may participate in more than one coverage and at various layers within the coverages. Since each layer of each coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer's overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives.

                                                         Premiums ceded by
                                                     ------------------------
                                                                   Property
                                                                 and casualty
                                                       All pool   insurance
Reinsurer                                              members   subsidiaries
---------                                            ----------- ------------
General Reinsurance Corporation..................... $ 4,338,094 $  1,019,452
Hartford Steam Boiler Inspection & Insurance Company   2,267,667      532,902
NAC Reinsurance Corporation ........................   1,322,065      310,685
SCOR Reinsurance Company ...........................     902,154      212,006
Transatlantic Reinsurance Company ..................     874,276      205,455
Munchener Ruckversicherungs ........................     758,796      178,317
Continental Casualty Company........................     724,654      170,294
Signet Star Reinsurance Company ....................     720,956      169,425
Renaissance Reinsurance Company ....................     680,400      159,894
AXA Reassurance ....................................     649,503      152,633
Other Reinsurers ...................................   8,179,443    1,922,169
                                                     ----------- ------------
  Total ............................................ $21,418,008 $  5,033,232
                                                     =========== ============
     The parties to the pooling agreement also cede reinsurance on both a voluntary and a mandatory basis to state and national organizations in connection with various workers' compensation and assigned risk programs and to private organizations established to handle large risks. Premiums ceded by all pool members and by the Company's property and casualty insurance subsidiaries for the year ended December 31, 1999 are presented below.

                                                         Premiums ceded by
                                                     ------------------------
                                                                   Property
                                                                 and casualty
                                                       All pool    insurance
Reinsurer                                              members   subsidiaries
---------                                            ----------- ------------
Wisconsin Compensation Rating Bureau ............... $ 3,737,058 $    878,209
National Workers' Compensation Reinsurance Pool ....   3,015,899      708,736
North Carolina Reinsurance Facility ................   1,153,243      271,012
North Carolina Insurance Underwriting Association ..     754,400      177,284
Mutual Reinsurance Bureau ..........................     495,270      116,388
Other Reinsurers ...................................     365,255       85,835
                                                     ----------- ------------
                                                     $ 9,521,125 $  2,237,464
                                                     =========== ============

     For information concerning amounts due the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums and the effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, see "Property and Casualty Insurance Subsidiaries and Reinsurance Subsidiary - Reinsurance Ceded."

REINSURANCE ASSUMED

     The parties to the pooling agreement also assume insurance from involuntary pools and associations in conjunction with direct business written in various states. Through its participation in the pooling agreement, the Company assumes insurance business from the North Carolina Reinsurance Facility
(NCRF), which is a state run assigned risk program. Prior to 1998 the Company had not recognized its share of certain surcharges reported by the NCRF.
During the fourth quarter of 1998, the Company received clarification regarding such amounts and recorded its share of these cumulative surcharges. As a result, the consolidated financial statements for the year ended December 31, 1998 reflect assumed premium income of $542,656 and assumed loss recoveries of $661,818 related to prior years. Beginning in 1999, these surcharges are being recorded on a quarterly basis.


RELATIONSHIP BETWEEN NET PREMIUMS WRITTEN AND SURPLUS

     The amount of insurance a property and casualty insurance company writes under industry standards is a multiple of its surplus calculated in accordance with statutory accounting practices. Generally, a ratio of 3 to 1 or less is considered satisfactory by regulatory authorities. The ratios of the pool members for the past three years are as follows:
                                                Year ended December 31,
                                             ------------------------------
                                             1999         1998         1997
                                             ----         ----         ----
      Employers Mutual ....................   .86          .82          .80
      EMCASCO .............................  2.03         1.66         1.62
      Illinois EMCASCO ....................  2.18         1.87         1.68
      Dakota Fire .........................  2.17         1.79         1.59
      Farm and City .......................  2.04         2.15         1.60
      EMC Property & Casualty Company .....   .80          .65         1.08
      Union Insurance Company of Providence   .79          .75          .72
      Hamilton Mutual .....................  1.69         1.41         1.17


OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The property and casualty insurance subsidiaries' reserve information is included in the property and casualty loss reserve development for 1999. See "Property and Casualty Insurance Subsidiaries and Reinsurance Subsidiary - Outstanding Losses and Settlement Expenses."


REINSURANCE
-----------
     The reinsurance subsidiary is a property and casualty treaty reinsurer with a concentration in property lines. The reinsurance subsidiary assumes a quota share portion of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts. The reinsurance subsidiary assumes its quota share portion of all premiums and related losses and settlement expenses of this business, subject to a maximum loss per event. The reinsurance subsidiary does not reinsure any of Employers Mutual's direct insurance business, or any "involuntary" facility or pool business that Employers Mutual assumes pursuant to state law. In addition, the reinsurance subsidiary is not liable for credit risk in connection with the insolvency of any reinsurers of Employers Mutual. Operations of the quota share agreement give rise to intercompany balances with Employers Mutual, which are settled on a quarterly basis.

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

PRINCIPAL PRODUCTS

     The reinsurance subsidiary assumes both pro rata and excess of loss reinsurance from Employers Mutual. The following table sets forth the assumed written premiums of the reinsurance subsidiary for the three years ended December 31, 1999. The amounts reported in the Company's financial statements for the year 1997 reflect an adjustment of $354,735 related to the change in the quota share percentage. This adjustment was made to offset the income statement effect that resulted from the increase in the reinsurance subsidiary's reserve for unearned premiums on January 1, 1997 in connection with this transaction.

                                     Percent          Percent          Percent
                                       of               of               of
Line of Business               1999   total     1998   total     1997   total
----------------             -------  -----   -------  -----   -------  -----
                                              (Dollars in thousands)
Pro rata reinsurance:
    Property and Casualty .. $12,642   29.0%  $15,105   38.7%  $ 8,985   26.2%
    Property ...............   7,461   17.1     2,601    6.7     6,546   19.0
    Crop ...................   4,727   10.8     3,967   10.2     3,101    9.0
    Casualty ...............   4,771   11.0     3,919   10.0     2,879    8.4
    Marine/aviation ........   2,289    5.3     1,424    3.6     1,866    5.4
    Other ..................     261    0.6     1,661    4.2     2,116    6.2
                             -------  -----   -------  -----   -------  -----
  Total pro rata reinsurance  32,151   73.8    28,677   73.4    25,493   74.2
                             -------  -----   -------  -----   -------  -----
Excess per risk reinsurance:
    Property ...............   2,298    5.3     2,099    5.4     2,110    6.2
    Casualty ...............   1,979    4.6     2,104    5.4     1,595    4.6
    Other ..................     754    1.7       868    2.2       647    1.9
                             -------  -----   -------  -----   -------  -----
  Total excess per
     risk reinsurance ......   5,031   11.6     5,071   13.0     4,352   12.7
                             -------  -----   -------  -----   -------  -----
Excess catastrophe/
  aggregate reinsurance:
    Property ...............   5,674   13.0     4,744   12.1     4,293   12.5
    Crop ...................     330    0.8       284    0.7       252    0.8
    Marine/aviation ........      20      -        38    0.1         8      -
    Other ..................     341    0.8       260    0.7       (62)  (0.2)
                             -------  -----   -------  -----   -------  -----
  Total excess catastrophe/
     aggregate reinsurance     6,365   14.6     5,326   13.6     4,491   13.1
                             -------  -----   -------  -----   -------  -----
  Total excess reinsurance    11,396   26.2    10,397   26.6     8,843   25.8
                             -------  -----   -------  -----   -------  -----
                             $43,547  100.0%  $39,074  100.0%  $34,336  100.0%
                             =======  =====   =======  =====   =======  =====

MARKETING

     Over the last several years Employers Mutual has emphasized writing excess of loss reinsurance business and has worked to increase its participation on existing contracts that had favorable terms. Employers Mutual strives to be flexible in the types of reinsurance products it offers, but generally limits its writings to direct reinsurance business rather than providing retrocessional covers. During the last three years there has been a trend in the reinsurance marketplace for "across the board" participation on excess of loss reinsurance contracts. As a result, reinsurance companies must be willing to participate in all coverages and on all layers offered under a specific contract in order to be considered a viable reinsurer.


COMPETITION

     The reinsurance marketplace is very competitive; however, recent worldwide catastrophe losses may help ease rate adequacy concerns. Employers Mutual competes in the global reinsurance market with numerous reinsurers, many of which have greater financial resources. In this competitive environment, reinsurance brokers have tended to favor large, financially strong reinsurers who are able to provide "mega" line capacity for all lines of business. Employers Mutual is addressing this issue by accepting a larger share of coverage on desirable programs and strengthening its relationships with reinsurance intermediaries.


REINSURANCE CEDED

     For information concerning amounts due the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums and the effect of reinsurance on premiums written and earned and losses and settlement expenses incurred, see "Property and Casualty Insurance Subsidiaries and Reinsurance Subsidiary - Reinsurance Ceded."

BEST'S RATING

     The most recent Best's Property Casualty Key Rating Guide gives the reinsurance subsidiary a "B++" (Very Good) policyholders' rating. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not necessarily directed toward the protection of investors.


OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The reinsurance subsidiary's reserve information is included in the property and casualty loss reserve development for 1999. See "Property and Casualty Insurance Subsidiaries and Reinsurance Subsidiary - Outstanding Losses and Settlement Expenses."


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

STATUTORY COMBINED RATIOS

     The following table sets forth the Company's insurance subsidiaries' statutory combined ratios and the property and casualty insurance industry averages for the five years ended December 31, 1999. The combined ratios below are the sum of the following: the loss ratio, calculated by dividing losses and settlement expenses incurred by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written and policyholder dividends by net premiums earned.

     Generally, if the combined ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.
                                             Year ended December 31,
                                     --------------------------------------
                                      1999    1998    1997    1996    1995
                                     ------  ------  ------  ------  ------
Property and casualty insurance
      Loss ratio ...................   83.6%   83.5%   74.3%   70.5%   67.3%
      Expense ratio ................   32.0    33.3    32.8    34.3    32.6
                                     ------  ------  ------  ------  ------
        Combined ratio .............  115.6%  116.8%  107.1%  104.8%   99.9%
                                     ======  ======  ======  ======  ======
Reinsurance
      Loss ratio ...................   83.1%   75.4%   68.4%   68.7%   66.3%
      Expense ratio ................   30.6    31.1    34.1    31.5    32.3
                                     ------  ------  ------  ------  ------
        Combined ratio .............  113.7%  106.5%  102.5%  100.2%   98.6%
                                     ======  ======  ======  ======  ======
Total insurance operations
      Loss ratio ...................   83.5%   81.9%   73.1%   70.0%   67.1%
      Expense ratio ................   31.7    32.9    33.1    33.6    32.5
                                     ------  ------  ------  ------  ------
        Combined ratio .............  115.2%  114.8%  106.2%  103.6%   99.6%
                                     ======  ======  ======  ======  ======

Property and casualty insurance
  industry averages (1)
      Loss ratio ...................   78.3%   76.3%   72.8%   78.3%   78.9%
      Expense ratio ................   29.2    29.4    28.8    27.5    26.1
                                     ------  ------  ------  ------  ------
        Combined ratio .............  107.5%  105.7%  101.6%  105.8%  105.0%
                                     ======  ======  ======  ======  ======

(1) As reported by A.M. Best Company. The ratio for 1999 is an estimate; the actual combined ratio is not currently available.

REINSURANCE CEDED

  The following table presents amounts due to the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums as of December 31, 1999:
                                                                    1999
                                           Amount      Percent     Best's
                                        recoverable    of total    rating
                                        -----------    --------    ------
Wisconsin Compensation Rating Bureau .. $ 3,470,126        28.0%      (1)
National Workers' Compensation
  Reinsurance Pool ....................   1,813,296        14.6       (1)
General Reinsurance Corporation .......     796,609         6.4        A++
Hartford Fire Insurance Company .......     636,935         5.1        A+
Minnesota Workers'Comp Reins Assoc ....     574,790         4.6       (2)
PMA Reinsurance Corporation ...........     502,545         4.1        A+
American Re-Insurance Company .........     472,057         3.8        A++
Mutual Reinsurance Bureau (MRB)........     449,830         3.6       (3)
GE Reinsurance Corporation ............     345,542         2.8        A
AXA Reinsurance Corporation ...........     290,479         2.3        A+
Other Reinsurers ......................   3,057,720        24.7
                                        -----------    --------
      Total ........................... $12,409,929(4)    100.0%
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

(2)  Not rated.

(3) The amount recoverable reflects the property and casualty insurance subsidiaries' pool participation percentage of amounts ceded to this underwriting organization by Employers Mutual. MRB is composed of Employers Mutual and five other nonaffiliated mutual insurance companies. Each of the six members cede primarily property insurance to MRB and assume equal proportionate shares of this business. Each member benefits from the increased capacity provided by MRB. MRB is backed by the financial strength of the six member companies. All of the members of MRB were assigned an "A-" (Excellent) or better rating by A.M. Best.

(4) The total amount recoverable at December 31, 1999 represented $868,550 in paid losses and settlement expenses, $10,260,815 in unpaid losses and settlement expenses and $1,280,564 in unearned premiums.

     The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred for the three years ended December 31, 1999 is presented below.
                                              Year ended December 31,
                                     ----------------------------------------
                                         1999          1998          1997
                                     ------------  ------------  ------------
Premiums written:
    Direct ........................  $228,588,440  $213,134,588  $175,350,677
    Assumed from nonaffiliates ....       781,225     1,888,951     1,219,564
    Assumed from affiliates .......   221,051,986   204,964,038   178,624,357
    Ceded to nonaffiliates ........    (7,270,696)   (5,808,352)   (5,615,772)
    Ceded to affiliates ...........  (228,588,440) (213,249,508) (164,978,055)
                                     ------------  ------------  ------------
      Net premiums written ........  $214,562,515  $200,929,717  $184,600,771
                                     ============  ============  ============

Premiums earned:
    Direct ........................  $223,593,165  $202,514,027  $169,304,584
    Assumed from nonaffiliates ....       873,710     1,969,067     1,403,778
    Assumed from affiliates .......   217,416,300   197,166,272   171,514,339
    Ceded to nonaffiliates ........    (7,191,869)   (5,801,680)   (5,937,679)
    Ceded to affiliates ...........  (223,593,165) (201,603,281) (159,066,776)
                                     ------------  ------------  ------------
      Net premiums earned .........  $211,098,141  $194,244,405  $177,218,246
                                     ============  ============  ============

Losses and settlement expenses
  incurred:
    Direct ........................  $183,031,797  $171,209,604  $126,922,536
    Assumed from nonaffiliates ....       429,244     1,298,167       926,403
    Assumed from affiliates .......   182,375,574   171,681,607   122,827,934
    Ceded to nonaffiliates ........    (5,928,570)   (7,395,934)   (3,364,737)
    Ceded to affiliates ...........  (183,031,797) (178,917,350) (117,458,832)
                                     ------------  ------------  ------------
      Net losses and settlement
        expenses incurred .........  $176,876,248  $157,876,094  $129,853,304
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

     Changes in reserves for losses and settlement expenses are reflected in the operating results of the year such changes are recorded.

     Despite the inherent uncertainties of estimating insurance company loss and settlement expense reserves, management believes that the Company's reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that the Company's reserves for losses and settlement expenses at December 31, 1999 are adequate.

      The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the property and casualty insurance subsidiaries and the reinsurance subsidiary. Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements.

                                             Year ended December 31,
                                     ----------------------------------------
                                         1999          1998          1997
                                     ------------  ------------  ------------
Gross reserves at beginning of year  $245,610,323  $217,777,942  $202,502,986

Ceded reserves at beginning of year   (15,563,600)  (13,030,150)  (13,796,769)
                                     ------------  ------------  ------------
Net reserves at beginning of year,
  before adjustments ...............  230,046,723   204,747,792   188,706,217

Adjustment to beginning reserves
  due to change in pooling
  agreement ........................            -     3,600,220     3,795,453

Adjustment to beginning reserves
  due to change in quota share
  percentage .......................            -             -     2,726,913
                                     ------------  ------------  ------------
Net reserves at beginning of year,
  after adjustments ................  230,046,723   208,348,012   195,228,583
                                     ------------  ------------  ------------
Incurred losses and
  settlement expenses:
----------------------
  Provision for insured events
    of the current year ............  182,609,687   168,953,309   137,300,762

  Decrease in provision for
    insured events of prior years ..   (5,733,439)  (11,077,215)   (7,447,458)
                                     ------------  ------------  ------------
        Total incurred losses and
          settlement expenses ......  176,876,248   157,876,094   129,853,304
                                     ------------  ------------  ------------
Payments:
---------
  Losses and settlement expenses
    attributable to insured events
    of the current year ............   72,970,531    73,228,354    57,649,830

  Losses and settlement expenses
    attributable to insured events
    of prior years .................   77,699,231    62,949,029    62,684,265
                                     ------------  ------------  ------------
        Total payments .............  150,669,762   136,177,383   120,334,095
                                     ------------  ------------  ------------

Net reserves at end of year ........  256,253,209   230,046,723   204,747,792

Ceded reserves at end of year ......   10,260,815    15,563,600    13,030,150
                                     ------------  ------------  ------------
Gross reserves at end of year ...... $266,514,024  $245,610,323  $217,777,942
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

     During the last three years the Company has experienced favorable development in the provision for insured events of prior years. The majority of the favorable development has come from the property and casualty insurance subsidiaries. Favorable development has also been experienced in the reinsurance subsidiary, but to a lesser degree.

     The Company has historically experienced favorable development in its reserves and current reserving practices have not been relaxed; however, the amount of favorable development experienced is expected to fluctuate from year to year.

                                                     Year ended December 31,

(Dollars in thousands)             1989     1990     1991     1992     1993     1994     1995     1996     1997     1998     1999
                                   ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
Statutory reserves for losses
  and settlement expenses ...... $127,870  131,623  139,317  180,797  182,072  191,514  196,293  191,892  205,606  230,937 257,201

Reclassification of reserve
  amounts associated with the
  National Workers' Compensation
  Reinsurance Pool .............    3,855    4,338    6,830   11,364        -        -        -        -        -        -        -

Retroactive restatement of
  reserves in conjunction with
  admittance of new participants
  into the pooling agreement ...    2,182    3,334    4,364    5,314    5,248    6,603    6,809    7,018    3,600        -        -
                                 --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Statutory reserves after
  reclassification .............  133,907  139,295  150,511  197,475  187,320  198,117  203,102  198,910  209,206  230,937  257,201

GAAP adjustments:
  Salvage and subrogation ......     (930)  (1,203)  (1,284)  (2,026)  (1,804)  (1,799)  (2,369)  (2,400)       -        -        -

  Reclass of statutory settlement
    expense portion of
    retirement benefit liability        -        -        -        -     (601)    (680)    (729)    (786)    (858)    (890)    (948)
                                 --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Reserves for losses and
  settlement expenses ..........  132,977  138,092  149,227  195,449  184,915  195,638  200,004  195,724  208,348  230,047  256,253

Paid (cumulative) as of:
  One year later ...............   42,480   42,990   31,577   78,000   60,162   57,247   62,012   59,856   62,949   77,699        -
  Two years later ..............   66,185   59,579   79,619  109,985   89,153   88,831   92,626   92,191   99,870        -        -
  Three years later ............   77,009   96,796   97,152  127,885  107,372  106,691  112,985  113,343        -        -        -
  Four years later .............  107,215  106,391  107,114  137,783  116,856  118,705  124,450        -        -        -        -
  Five years later .............  113,112  112,200  112,598  143,876  123,843  126,384        -        -        -        -        -
  Six years later ..............  116,338  115,858  116,670  148,518  128,931        -        -        -        -        -        -
  Seven years later ............  119,039  118,725  119,699  151,895        -        -        -        -        -        -        -
  Eight years later ............  120,879  120,122  121,817        -        -        -        -        -        -        -        -
  Nine years later .............  121,758  121,763        -        -        -        -        -        -        -        -        -
  Ten years later ..............  122,893        -        -        -        -        -        -        -        -        -        -

Reserves reestimated as of:
  End of year ..................  132,977  138,092  149,227  195,449  184,915  195,638  200,004  195,724  208,348  230,047  256,253
  One year later ...............  137,442  143,884  155,537  197,008  179,527  179,818  183,760  188,579  197,271  224,313        -
  Two years later ..............  140,272  145,101  152,771  192,318  170,653  173,162  182,285  185,465  194,287        -        -
  Three years later ............  139,949  143,413  148,867  186,730  166,778  172,118  179,797  181,392        -        -        -
  Four years later .............  140,315  142,496  148,017  186,133  166,133  170,570  176,176        -        -        -        -
  Five years later .............  139,380  143,063  148,098  186,319  165,548  167,763        -        -        -        -        -
  Six years later ..............  141,133  143,638  148,686  186,095  163,406        -        -        -        -        -        -
  Seven years later ............  142,650  144,318  148,991  184,174        -        -        -        -        -        -        -
  Eight years later ............  143,763  144,679  147,579        -        -        -        -        -        -        -        -
  Nine years later .............  143,051  143,472        -        -        -        -        -        -        -        -        -
  Ten years later ..............  141,920        -        -        -        -        -        -        -        -        -        -
                                 --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Cumulative redundancy
  (Deficiency) ................. $ (8,943)  (5,380)   1,648   11,275   21,509   27,875   23,828   14,332   14,061    5,734        -
                                 ========  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======
Gross loss and settlement expense
  reserves - end of year (A) .............................. $220,703  202,370  209,785  212,231  209,521  221,378  245,610  266,514

Reinsurance receivables ...................................   25,254   17,455   14,147   12,227   13,797   13,030   15,563   10,261
                                                            --------  -------  -------  -------  -------  -------  -------  -------
Net loss and settlement expense
  reserves - end of year .................................. $195,449  184,915  195,638  200,004  195,724  208,348  230,047  256,253
                                                            ========  =======  =======  =======  =======  =======  =======  =======
Gross re-estimated reserves - latest (B) .................. $206,278  178,876  181,805  190,981  198,572  209,794  240,911  266,514
Re-estimated reinsurance receivables - latest .............   22,104   15,470   14,042   14,805   17,180   15,507   16,598   10,261
                                                            --------  -------  -------  -------  -------  -------  -------  -------
Net re-estimated reserves - latest ........................ $184,174  163,406  167,763  176,176  181,392  194,287  224,313  256,253
                                                            ========  =======  =======  =======  =======  =======  =======  =======
Gross cumulative redundancy (deficiency) (A-B) ............ $ 14,425   23,494   27,980   21,250   10,949   11,584    4,699        -
                                                            ========  =======  =======  =======  =======  =======  =======  =======

Asbestos and Environmental Claims

     The Company has exposure to asbestos and environmental related claims associated with the insurance business written by the parties to the pooling agreement and the reinsurance business assumed from Employers Mutual by the reinsurance subsidiary.

     Estimating loss and settlement expense reserves for asbestos and environmental claims are very difficult due to the many uncertainties surrounding these types of claims. These uncertainties exist because the assignment of responsibility varies widely by state and claims often emerge long after the policy has expired, which makes assignment of damages to the appropriate party and to the time period covered by a particular policy difficult. In establishing reserves for these types of claims, management monitors the relevant facts concerning each claim, the current status of the legal environment, the social and political conditions and the claim history and trends within the Company and the industry.

     Based upon current facts, management believes the reserves established for asbestos and environmental related claims at December 31, 1999 are adequate. Although future changes in the legal and political environment may result in adjustments to these reserves, management believes any adjustments will not have a material impact on the financial condition or results of operations of the Company.

     The following table presents asbestos and environmental related losses and settlement expenses incurred and reserves outstanding for the Company:

                                                   Year ended December 31,
                                              --------------------------------
                                                  1999       1998       1997
                                              ---------- ---------- ----------
Losses and settlement expenses incurred:
  Asbestos:
    Property and casualty insurance ......... $  125,687 $   34,287 $   25,246
    Reinsurance .............................    (25,971)         -    394,524
                                              ---------- ---------- ----------
                                                  99,716     34,287    419,770
                                              ---------- ---------- ----------
  Environmental:
    Property and casualty insurance .........     11,227     18,288     25,615
    Reinsurance .............................    223,996          -    374,822
                                              ---------- ---------- ----------
                                                 235,223     18,288    400,437
        Total loss and settlement expenses    ---------- ---------- ----------
          incurred .......................... $  334,939 $   52,575 $  820,207
                                              ========== ========== ==========
Loss and settlement expense reserves:
  Asbestos:
    Property and Casualty insurance ......... $  259,148 $  186,840 $  170,302
    Reinsurance .............................    753,481    793,624    805,429
                                              ---------- ---------- ----------
                                               1,012,629    980,464    975,731
                                              ---------- ---------- ----------
  Environmental:
    Property and casualty insurance .........    724,662    885,578    864,043
    Reinsurance .............................    710,520    506,056    572,961
                                              ---------- ---------- ----------
                                               1,435,182  1,391,634  1,437,004
        Total loss and settlement expense     ---------- ---------- ----------
          reserves .......................... $2,447,811 $2,372,098 $2,412,735
                                              ========== ========== ==========

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

     At December 31, 1999, approximately 71 percent of the Company's bonds were invested in government or government agency issued securities. A variety of maturities are maintained in the Company's portfolio to assure adequate liquidity. The maturity structure of bond investments is also established by the relative attractiveness of yields on short, intermediate and long-term bonds. The Company does not invest in any high-yield debt investments (commonly referred to as junk bonds).

     During the second and third quarters of 1999, the Company sold approximately $55,000,000 of investments in tax-exempt fixed maturity securities and reinvested the proceeds into taxable fixed maturity securities that pay a higher interest rate. This change in asset allocation was implemented to increase the Company's after-tax rate of return on its investment portfolio in response to the recent deterioration in the Company's underwriting results and the expectation that underwriting results will not improve significantly in the near future.

     The Company's equity investment holdings include common stock and preferred stock. During 1998 the Company liquidated its common stock mutual fund portfolio and reinvested the proceeds in individual stock issues that are being managed on a tax-aware basis.

     Investments of the Company's insurance subsidiaries are subject to the insurance laws of the state of their incorporation. These laws prescribe the kind, quality and concentration of investments that may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stocks and real estate mortgages. The Company believes it is in compliance with these laws.

     The investments of EMC Insurance Group Inc. and its subsidiaries are supervised by investment committees of each entity's respective board of directors. The investment portfolios are managed by an internal staff that is composed of employees of Employers Mutual.

     Investment expenses are based on actual expenses incurred plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted average of total invested assets and number of investment transactions.

     The following table shows the composition of the Company's investment portfolio (at amortized cost), by type of security, as of December 31, 1999 and 1998. In the Company's consolidated financial statements, securities held-to-maturity are carried at amortized cost; securities available-for-sale are carried at fair value.
                                            Year ended December 31,
                                 --------------------------------------------
                                           1999                   1998
                                 ---------------------  ---------------------
                                   Amortized              Amortized
                                     cost      Percent      cost      Percent
                                 ------------  -------  ------------  -------
Securities held-to-maturity:
  Fixed maturity securities:
    U.S. treasury securities
      and obligations of U.S.
      government corporations
      and agencies ............. $109,055,239     24.8% $140,041,154     33.0%
    Mortgage-backed securities     18,148,921      4.1    24,885,036      5.8
                                 ------------  -------  ------------  -------
      Total securities held-
        to-maturity ............  127,204,160     28.9   164,926,190     38.8
                                 ------------  -------  ------------  -------
Securities available-for-sale:
  Fixed maturity securities:
    U.S. treasury securities
      and obligations of U.S.
      government corporations
      and agencies .............    4,419,411      1.0     3,491,259      0.8
    Obligations of states and
      political subdivisions ...   96,077,294     21.9   155,138,275     36.5
    Mortgage-backed
      securities ...............   49,440,943     11.2             -        -
    Debt securities issued by
      foreign governments ......    6,479,135      1.5             -        -
    Public utilities ...........    8,890,108      2.0     7,304,015      1.7
    Corporate securities .......   98,413,442     22.4    42,181,578      9.9
                                 ------------  -------  ------------  -------
      Total fixed maturity
        securities .............  263,720,333     60.0   208,115,127     48.9
                                 ------------  -------  ------------  -------
  Equity securities:
    Common stock ...............   25,853,745      5.9    26,782,547      6.3
    Non-redeemable preferred
      stocks ...................    2,640,886      0.6     3,145,886      0.7
                                 ------------  -------  ------------  -------
      Total equity securities ..   28,494,631      6.5    29,928,433      7.0
                                 ------------  -------  ------------  -------
      Total securities
        available-for-sale .....  292,214,964     66.5   238,043,560     55.9
                                 ------------  -------  ------------  -------
Short-term investments .........   20,164,210      4.6    22,660,011      5.3
                                 ------------  -------  ------------  -------
      Total investments ........ $439,583,334    100.0% $425,629,761    100.0%
                                 ============  =======  ============  =======

     Fixed maturity securities held by the Company generally have an investment quality rating of "A" or better by independent rating agencies. The following table shows the composition of the Company's fixed maturity securities, by rating, as of December 31, 1999.

                                 Securities               Securities
                               held-to-maturity        available-for-sale
                             (at amortized cost)        (at fair value)
                            ---------------------    ---------------------
                               Amount     Percent       Amount     Percent
                            ------------  -------    ------------  -------
Rating(1)
  AAA ..................... $127,204,160    100.0%   $108,712,161     42.5%
  AA ......................            -        -      56,705,280     22.1
  A .......................            -        -      86,180,793     33.6
  BAA .....................            -        -       4,583,195      1.8
                            ------------  -------    ------------  -------
    Total fixed maturities  $127,204,160    100.0%   $256,181,429    100.0%
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

     The amortized cost and estimated fair value of fixed maturity securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                                Estimated
                                                Amortized         fair
                                                  cost            value
                                              ------------    ------------
Securities held-to-maturity:
  Due in one year or less ................... $  4,498,477    $  4,562,505
  Due after one year through five years .....   32,067,841      33,088,104
  Due after five years through ten years ....   63,257,577      62,077,061
  Due after ten years .......................    9,231,344       8,592,680
  Mortgage-backed securities ................   18,148,921      18,358,715
                                              ------------    ------------
    Totals .................................. $127,204,160    $126,679,065
                                              ============    ============
Securities available-for-sale:
  Due in one year or less ................... $  1,753,344    $  1,756,937
  Due after one year through five years .....   25,307,861      25,259,693
  Due after five years through ten years ....   54,694,520      53,277,920
  Due after ten years .......................  132,523,665     126,452,673
  Mortgage-backed securities ................   49,440,943      49,434,206
                                              ------------    ------------
    Totals .................................. $263,720,333    $256,181,429
                                              ============    ============

     The mortgage-backed securities shown in the above table include $52,661,313 of securities issued by government corporations and agencies and $14,928,551 of collateralized mortgage obligations (CMOs). CMOs are securities backed by mortgages on real estate, which come due at various times. The Company has attempted to minimize the prepayment risks associated with mortgage-backed securities by not investing in "principal only" and "interest only" CMOs. The CMOs that the Company has invested in are designed to reduce the risk of prepayment by providing predictable principal payment schedules within a designated range of prepayments. Investment yields may vary from those anticipated due to changes in prepayment patterns of the underlying collateral.

     Investment results of the Company for the periods indicated are shown in the following table:

                                              Year ended December 31,
                                     ----------------------------------------
                                         1999          1998          1997
                                     ------------  ------------  ------------
Average invested assets (1) ........ $432,606,548  $412,682,091  $386,852,093
Investment income (2) .............. $ 25,760,561  $ 24,859,063  $ 23,780,303
Average yield ......................         5.96%         6.02%         6.15%
Realized investment gains (3) ...... $    276,673  $  5,901,049  $  4,100,006

(1) Average of the aggregate invested amounts (amortized cost) at the beginning and end of the year.

(2) Investment income is net of investment expenses and does not include realized gains or income tax provisions.

(3) The amount for 1999 reflects realized gains of $1,589,953 resulting from the disposal of tax-exempt fixed maturity securities. The proceeds from the disposal of these tax-exempt fixed maturity securities were reinvested in taxable fixed maturity securities that pay a higher interest rate. This change in asset allocation was implemented to increase the Company's after-tax rate of return on its investment portfolio. The amount for 1998 reflects realized gains of $7,585,293 resulting from the liquidation of the Company's common stock mutual fund portfolio. The proceeds from the disposal of the common stock mutual fund portfolio were reinvested in individual stock issues that are being managed on a tax-aware basis. The amount for 1997 reflects a capital gains distribution of $4,010,683 related to the Company's common stock mutual fund portfolio.

EMPLOYEES
---------
     EMC Insurance Group Inc. has no employees of its own, although approximately 15 employees of Employers Mutual perform administrative duties on a part-time basis. Otherwise, the Company's business activities are conducted by employees of Employers Mutual and one of the property and casualty insurance subsidiaries, which have 1,980 and 68 employees, respectively. The property and casualty insurance subsidiaries share the costs charged to the pooling agreement in accordance with their pool participation percentages. See "Property and Casualty Insurance - Pooling Agreement."

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

     The Company's insurance subsidiaries are required to file detailed annual reports with the appropriate regulatory agency in each state where they do business based on applicable statutory regulations, which differ from generally accepted accounting principles. Their businesses and accounts are subject to examination by such agencies at any time. Since EMC Insurance Group Inc. and Employers Mutual are domiciled in Iowa, the State of Iowa exercises principal regulatory supervision, and Iowa law requires periodic examination. The Company's insurance subsidiaries are subject to examination by state insurance departments on a periodic basis, as applicable law requires.

     State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer's surplus as regards policyholders be reasonable and adequate in relation to its liabilities. Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance. "Extraordinary" dividends or distributions are subject to prior approval and are defined as dividends or distributions made within a 12 month period which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis. Both Illinois and North Dakota impose restrictions, which are similar to those of Iowa, on the payment of dividends and distributions. At December 31, 1999, $11,505,996 was available for distribution in 2000 to the Company without prior approval. See note 6 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

     The National Association of Insurance Commissioners (NAIC) utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify property/casualty insurers that are in (or are perceived as approaching) financial difficulty by establishing minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 1999, each of the Company's insurance subsidiaries ratio of total adjusted capital to risk-based capital is well in excess of the minimum level required.

ITEM 2.  PROPERTIES.
-------  -----------
     The Company does not own any real property. Lease costs of the Company's office facilities in Oak Brook, Illinois, and Bismarck, North Dakota, which total approximately $293,000 and $300,000 annually, are included as expenses under the pooling agreement. Expenses of office facilities owned and leased by Employers Mutual are borne by the parties to the pooling agreement, less the rent received from the space used and paid for by non-insurance subsidiaries and outside tenants. See "Property and Casualty Insurance - Pooling Agreement" under Item 1 of this Form 10-K.


ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------
     The Company and Employers Mutual and its other subsidiaries are parties to numerous lawsuits arising in the normal course of the insurance business. The Company believes that the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations. The companies involved have reserves that are believed adequate to cover any potential liabilities arising out of all such pending or threatened proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------
     None.

                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------  -------------------------------------------------
         STOCKHOLDER MATTERS.
         --------------------
     The "Stockholder Information" section from the Company's Annual Report to Stockholders for the year ended December 31, 1999, which is included as Exhibit 13(d) to this Form 10-K, is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------
     The "Selected Consolidated Financial Data" section from the Company's Annual Report to Stockholders for the year ended December 31, 1999, which is included as Exhibit 13(a) to this Form 10-K, is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------
     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section from the Company's Annual Report to Stockholders for the year ended December 31, 1999, which is included as Exhibit 13(b) to this Form 10-K, is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------- -----------------------------------------------------------
     The information under the caption "Market Risk" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section from the Company's Annual Report to Stockholders for the year ended December 31, 1999, which is included as Exhibit 13(b) to this Form 10-K, is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------
     The consolidated financial statements from the Company's Annual Report to Stockholders for the year ended December 31, 1999, which is included as Exhibit 13(c) to this Form 10-K, are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------  ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         ------------------------------------
     None.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------
     See the information under the caption "Election of Directors" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 25, 2000, which information is incorporated herein by reference.

     The following sets forth information regarding all executive officers of the Company.

         NAME         AGE                      POSITION


Bruce G. Kelley        46        President and Chief Executive Officer of the
                                 Company and of Employers Mutual since 1992 and Treasurer of both organizations since
                                 1996.  He was elected President of the
                                 Company and Employers Mutual in 1991.
                                 Mr. Kelley was Executive Vice President of the Company and Employers Mutual from 1989 to 1991. He has been employed by Employers
                                 Mutual since 1985.


Fred A. Schiek         65        Executive Vice President and Chief Operating
                                 Officer of the Company and of Employers
                                 Mutual since 1992.  He was Vice President of
                                 Employers Mutual from 1983 until 1992. He has been employed by Employers Mutual since
                                 1959.


John D. Isenhart       62        Senior Vice President of the Company since
                                 1997 and of Employers Mutual since 1992.
                                 He has been employed by Employers Mutual since 1963.


Margaret A. Ball       61        Senior Vice President of the Company since
                                 1998 and of Employers Mutual since 1997.
                                 She was Vice President of the Company from 1995 until 1998. She has been employed by Employers Mutual since 1971.


Ronald W. Jean         51        Senior Vice President of the Company and
                                 Employers Mutual since 1997.  He was Vice
                                 President of the Company from 1985 until 1997.
                                 He has been employed by Employers Mutual since
                                 1979.


Raymond W. Davis       54        Senior Vice President of the Company and
                                 Employers Mutual since 1998.  He was Vice
                                 President of the Company from 1985 until 1998.
                                 He has been employed by Employers Mutual since
                                 1979.


Donald D. Klemme       54        Senior Vice President and Secretary of the
                                 Company since 1998. Senior Vice President of Employers Mutual since 1998. He was Vice
                                 President and Secretary of the Company from 1996 until 1998. He has been employed by Employers Mutual since 1972.


David O. Narigon       47        Senior Vice President of the Company and of
                                 Employers Mutual since 1998.  He was Vice
                                 President of the Company from 1989 until 1998.
                                 He has been employed by Employers Mutual since
                                 1983.


Mark E. Reese          42        Vice President of the Company and Employers
                                 Mutual since 1996 and Chief Financial Officer of the Company and Employers Mutual since
                                 1997.  He has been employed by Employers
                                 Mutual since 1984.


ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------
     See the information under the caption "Compensation of Management" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 25, 2000, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------
     See the information under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 25, 2000, which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------
     See the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 25, 2000, which information is incorporated herein by reference.

                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------
(a)  List of Financial Statements and Schedules.
                                                                        Page
                                                                        ----
     1.  Financial Statements

         Independent Auditors' Report ................................    15*
         Consolidated Balance Sheets, December 31, 1999 and 1998 .....    16*
         Consolidated Statements of Income for the Years ended
            December 31, 1999, 1998 and 1997 .........................    17*
         Consolidated Statements of Comprehensive Income for the
            Years ended December 31, 1999, 1998 and 1997 .............    17*
         Consolidated Statements of Stockholders' Equity for the
            Years ended December 31, 1999, 1998 and 1997 .............    18*
         Consolidated Statements of Cash Flows for the Years ended
            December 31, 1999, 1998 and 1997 .........................    19*
         Notes to Consolidated Financial Statements ..................  21-40*

                                                                     Form 10-K
     2.  Schedules                                                      Page
                                                                        ----
         Independent Auditors' Report on Schedules ...................    30
         Schedule I   - Summary of Investments .......................    31
         Schedule II  - Condensed Financial Information of Registrant     32
         Schedule III - Supplementary Insurance Information ..........    35
         Schedule IV  - Reinsurance ..................................    36
         Schedule VI  - Supplemental Information Concerning
                          Property-Casualty Insurance Operations .....    37

         All other schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in the notes to the consolidated financial statements or are not significant in amount.

         * Refers to the respective page of the financial information insert of EMC Insurance Group Inc.'s 1999 Annual Report to Stockholders. The Consolidated Financial Statements and Independent Auditors' Report, which are included as Exhibit 13(c), are incorporated by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.


     3.  Management contracts and compensatory plan arrangements

         Exhibit 10(b).  1999 Senior Executive Compensation Bonus Program.
         Exhibit 10(d).  1982 Employers Mutual Casualty Company Incentive
                           Stock Option Plan, as amended.
         Exhibit 10(e).  Deferred Bonus Compensation Plans.
         Exhibit 10(f).  EMC Reinsurance Company Executive Bonus Program.
         Exhibit 10(h).  Employers Mutual Casualty Company Excess Retirement
                           Benefit Agreement.
         Exhibit 10(i).  Employers Mutual Casualty Company 1993 Employee
                           Stock Purchase Plan.
         Exhibit 10(j).  1993 Employers Mutual Casualty Company Incentive
                           Stock Option Plan, as amended.
         Exhibit 10(k).  Employers Mutual Casualty Company Non-Employee
                           Director Stock Option Plan.
         Exhibit 10(l).  Employers Mutual Casualty Company Supplemental
                           Executive Retirement Plan.

(b)  Reports on Form 8-K.

     None

(c)  Exhibits.

     3.  Articles of incorporation and bylaws:

         (a) Articles of Incorporation of the Company, as amended. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1998.)

         (b) Bylaws of the Company, as amended. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1998.)

    10.  Material contracts.

         (a) Quota Share Reinsurance Contract between Employers Mutual Casualty Company and EMC Reinsurance Company. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1997.)

         (b)  1999 Senior Executive Compensation Bonus Program.

         (c) EMC Insurance Companies reinsurance pooling agreements between Employers Mutual Casualty Company and certain of its affiliated companies, as amended. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1998.)

         (d) 1982 Employers Mutual Casualty Company Incentive Stock Option Plan, as amended. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1998.)

         (e) Deferred Bonus Compensation Plans. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1998.)

         (f) EMC Reinsurance Company Executive Bonus Program. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1998.)

         (g) EMC Insurance Group Inc. Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan. (Incorporated by reference to Registration No. 33-34499.)

         (h) Employers Mutual Casualty Company Excess Retirement Benefit Agreement. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1998.)

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

    13.  Annual Report to Security Holders.

         (a) Selected Financial Data from the Company's 1999 Annual Report to Stockholders.

         (b) Management's Discussion and Analysis of Financial Condition and Results of Operations from the Company's 1999 Annual Report to Stockholders.

         (c) Consolidated Financial Statements from the Company's 1999 Annual Report to Stockholders.

         (d) Stockholder Information from the Company's 1999 Annual Report to Stockholders.

    21.  Subsidiaries of the Registrant.

    23. Consent of KPMG LLP with respect to Forms S-8 (Registration Nos. 2-93738, 33-49335, 33-49337, 33-49339 and (333-45279) and
         Form S-3 (Registration No. 33-34499).

    24.  Power of Attorney.

(d) Financial statements required by Regulation S-X which are excluded from the Annual Report to Stockholders by Rule 14a-3(b)(1).

     None.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2000.


                        EMC INSURANCE GROUP INC.

                        /s/ Bruce G. Kelley
                        ------------------------
                        Bruce G. Kelley
                        President, Treasurer and
                        Chief Executive Officer


                        /s/ Mark E. Reese
                        ------------------------
                        Mark E. Reese
                        Vice President - Chief Financial Officer
                        (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2000.


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

                        /s/ Mark E. Reese
                        ------------------------
                        Fredrick A. Schiek*
                        Director



* by power of attorney

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES


The Board of Directors and Stockholders
EMC Insurance Group Inc.:

     Under date of February 24, 2000, we reported on the consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in Part II, Item 8 of Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules listed in Part IV, Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                         /s/ KPMG LLP
                                         Des Moines, Iowa
                                         February 24, 2000

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                     Schedule I - Summary of Investments -
                   Other Than Investments in Related Parties

                              December 31, 1999

                                                                   Amount at
                                                                  which shown
                                                      Fair          in the
       Type of investment                Cost         value      balance sheet
       ------------------            ------------  ------------  -------------
Securities held-to-maturity:
  Fixed maturities:
    United States Government
      and government agencies
      and authorities .............. $109,055,239  $108,320,350   $109,055,239
    Mortgage-backed securities .....   18,148,921    18,358,715     18,148,921
                                     ------------  ------------   ------------
     Total fixed maturity securities  127,204,160   126,679,065    127,204,160
                                     ------------  ------------   ------------
Securities available-for-sale:
  Fixed maturities:
    United States Government
      and government agencies
      and authorities ..............    4,419,411     4,361,084      4,361,084
    States, municipalities and
      political subdivisions .......   96,077,294    93,213,764     93,213,764
    Mortgage-backed securities .....   49,440,943    49,434,206     49,434,206
    Debt securities issued by
      foreign governments ..........    6,479,135     6,569,030      6,569,030
    Public utilities ...............    8,890,108     8,837,456      8,837,456
    Corporate securities ...........   98,413,442    93,765,889     93,765,889
                                     ------------  ------------   ------------
     Total fixed maturity securities  263,720,333   256,181,429    256,181,429
                                     ------------  ------------   ------------
  Equity securities:
    Common stocks ..................   25,853,745    29,803,765     29,803,765
    Non-redeemable preferred stocks     2,640,886     2,604,507      2,604,507
                                     ------------  ------------   ------------
      Total equity securities ......   28,494,631    32,408,272     32,408,272
                                     ------------  ------------   ------------
Short-term investments .............   20,164,210    20,164,210     20,164,210
                                     ------------  ------------   ------------

            Total investments ...... $439,583,334  $435,432,976   $435,958,071
                                     ============  ============   ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

         Schedule II - Condensed Financial Information of Registrant

                            Condensed Balance Sheets


                                                         December 31,
                                                  --------------------------
                                                      1999          1998
                                                  ------------  ------------
ASSETS
------
Investment in common stock of
  subsidiaries (equity method) .................. $138,167,388  $157,416,941
Fixed maturity investments:
  Securities held-to-maturity, at amortized cost     1,999,431     3,999,138
  Securities available-for-sale, at market value     1,467,525             -
Short-term investments ..........................      337,525     2,552,944
Cash ............................................        5,008        62,448
Accrued investment income .......................       78,409        50,417
Income taxes recoverable ........................       12,000             -
Accounts receivable .............................        2,568           216
Deferred tax asset ..............................        6,252         3,850
                                                  ------------  ------------
     Total assets ............................... $142,076,106  $164,085,954
                                                  ============  ============

LIABILITIES
-----------
Accounts payable ................................ $    127,548  $    128,245
Income taxes payable ............................            -        18,000
Indebtedness to related party ...................       32,281         1,869
                                                  ------------  ------------
     Total liabilities ..........................      159,829       148,114
                                                  ------------  ------------

STOCKHOLDERS' EQUITY
--------------------
Common stock, $1 par value,
  authorized 20,000,000 shares;
  issued and outstanding, 11,265,232 shares
  in 1999 and 11,496,389 shares in 1998 .........   11,265,232    11,496,389
Additional paid-in capital ......................   65,333,686    67,822,412
Accumulated other comprehensive (loss) income ...   (3,625,263)    8,079,371
Retained earnings ...............................   68,942,622    76,539,668
                                                  ------------  ------------
     Total stockholders' equity .................  141,916,277   163,937,840
                                                  ------------  ------------
     Total liabilities and stockholders' equity   $142,076,106  $164,085,954
                                                  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Condensed Statements of Income

                                               Years ended December 31,
                                        -------------------------------------
                                            1999         1998         1997
                                        -----------  -----------  -----------

Equity in undistributed (loss) earnings
  of subsidiaries ..................... $(7,577,404) $ 1,685,244  $ 9,377,037
Dividends received from subsidiaries ..   6,800,055    4,275,035    3,750,032
Investment income .....................     364,042      463,889      445,816
Other income ..........................          52            -            -
                                        -----------  -----------  -----------
                                           (413,255)   6,424,168   13,572,885

Operating expenses ....................     390,894      387,056      313,762
                                        -----------  -----------  -----------
   (Loss) income from operations before
     income tax (benefit) expense .....    (804,149)   6,037,112   13,259,123

Income tax (benefit) expense ..........        (164)      24,247       42,556
                                        -----------  -----------  -----------
              Net (loss) income ....... $  (803,985) $ 6,012,865  $13,216,567
                                        ===========  ===========  ===========


                 Condensed Statements of Comprehensive Income

                                               Years ended December 31,
                                        -------------------------------------
                                            1999          1998        1997
                                        ------------  ----------- -----------

Net (loss) income ..................... $   (803,985) $ 6,012,865 $13,216,567
                                        ------------  ----------- -----------
Other Comprehensive Income:
  Unrealized holding (losses) gains
    arising during the period, net of
    deferred income tax (benefit)
    expense ...........................  (11,527,264)   4,264,242   6,399,757

  Reclassification adjustment for gains
    included in net (loss) income, net
    of income tax expense .............     (177,370)  (3,871,963) (2,704,732)
                                        ------------  ----------- -----------
      Other comprehensive (loss) income  (11,704,634)     392,279   3,695,025
                                        ------------  ----------- -----------
      Total comprehensive (loss) income $(12,508,619) $ 6,405,144 $16,911,592
                                        ============  =========== ===========

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      Condensed Statements of Cash Flows


                                               Years ended December 31,
                                        -------------------------------------
                                            1999         1998         1997
                                        -----------  -----------  -----------
Net cash provided by
  operating activities ................ $ 6,740,085  $ 4,015,569  $ 3,702,567
                                        -----------  -----------  -----------
Cash flows from investing activities:
  Purchases of fixed maturity
    securities held-to-maturity .......           -            -   (3,999,340)
  Disposals of fixed maturity
    securities held-to-maturity .......   2,000,000    2,500,000    2,000,000
  Purchases of fixed maturity
    securities available-for-sale .....  (1,500,000)           -            -
  Net sales (purchases) of short-term
     investments ......................   2,215,419   (1,643,245)   1,413,904
                                        -----------  -----------  -----------
      Net cash provided by (used in)
       investing activities ...........   2,715,419      856,755     (585,436)
                                        -----------  -----------  -----------
Cash flows from financing activities:
   Issuance of common stock ...........     278,794      823,927    1,019,919
   Dividends paid to stockholders .....  (6,793,061)  (5,637,687)  (4,314,083)
   Repurchase of common stock .........  (2,998,677)           -            -
                                        -----------  -----------  -----------
      Net cash used in financing
       activities .....................  (9,512,944)  (4,813,760)  (3,294,164)
                                        -----------  -----------  -----------

Net (decrease) increase in cash .......     (57,440)      58,564     (177,033)

Cash at beginning of year .............      62,448        3,884      180,917
                                        -----------  -----------  -----------

Cash at end of year ................... $     5,008  $    62,448  $     3,884
                                        ===========  ===========  ===========

Income taxes paid ..................... $    31,952  $    50,229  $    40,000
Interest paid ......................... $       285  $         -  $         -

                       EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                   Schedule III - Supplementary Insurance Information

                    For Years Ended December 31, 1999, 1998 and 1997


                                    Deferred     Losses and
                                     policy      settlement
                                  acquisition      expense      Unearned
            Segment                   costs       reserves      premiums
            -------               -----------   ------------   -----------
Year ended December 31, 1999:
  Property and casualty insurance $11,992,874   $194,872,984   $57,598,773
  Reinsurance ...................   1,626,318     71,641,040     7,392,356
  Parent company ................           -              -             -
                                  -----------   ------------   -----------
       Consolidated ............. $13,619,192   $266,514,024   $64,991,129
                                  ===========   ============   ===========

Year ended December 31, 1998:
  Property and casualty insurance $10,666,188   $182,529,015   $53,785,443
  Reinsurance ...................   1,689,294     63,081,308     7,678,608
  Parent company ................           -              -             -
                                  -----------   ------------   -----------
       Consolidated ............. $12,355,482   $245,610,323   $61,464,051
                                  ===========   ============   ===========

Year ended December 31, 1997:
  Property and casualty insurance $ 8,949,126   $159,403,277   $47,532,320
  Reinsurance ...................   1,611,531     58,374,665     7,325,143
  Parent company ................           -              -             -
                                  -----------   ------------   -----------
       Consolidated ............. $10,560,657   $217,777,942   $54,857,463
                                  ===========   ============   ===========

                                                              Losses and
                                                    Net       settlement
                                    Premium      investment    expenses
            Segment                 revenue        income      incurred
                                  ------------  -----------  ------------
Year ended December 31, 1999:
  Property and casualty insurance $167,265,093  $18,282,642  $140,481,323
  Reinsurance ...................   43,833,048    7,113,877    36,394,925
  Parent company ................            -      364,042             -
                                  ------------  -----------  ------------
       Consolidated ............. $211,098,141  $25,760,561  $176,876,248
                                  ============  ===========  ============

Year ended December 31, 1998:
  Property and casualty insurance $155,523,486  $17,635,076  $128,666,666
  Reinsurance ...................   38,720,919    6,760,098    29,209,428
  Parent company ................            -      463,889             -
                                  ------------  -----------  ------------
       Consolidated ............. $194,244,405  $24,859,063  $157,876,094
                                  ============  ===========  ============

Year ended December 31, 1997:
  Property and casualty insurance $143,112,560  $16,719,458  $106,547,480
  Reinsurance ...................   34,105,686    6,615,029    23,305,824
  Parent company ................            -      445,816             -
                                  ------------  -----------  ------------
       Consolidated ............. $177,218,246  $23,780,303  $129,853,304
                                  ============  ===========  ============

                                 Amortization
                                  of deferred
                                    policy        Other
                                  acquisition  underwriting    Premiums
            Segment                  costs       expenses       written
            -------               -----------   -----------  ------------
Year ended December 31, 1999:
  Property and casualty insurance $38,374,266   $13,698,660  $171,015,719
  Reinsurance ...................   9,682,652     3,767,162    43,546,796
  Parent company ................           -             -             -
                                  -----------   -----------  ------------
       Consolidated ............. $48,056,918   $17,465,822  $214,562,515
                                  ===========   ===========  ============

Year ended December 31, 1998:
  Property and casualty insurance $35,754,919   $13,829,886  $161,855,333
  Reinsurance ...................   8,907,722     3,186,535    39,074,384
  Parent company ................           -             -            -
                                  -----------   -----------  ------------
       Consolidated ............. $44,662,641   $17,016,421  $200,929,717
                                  ===========   ===========  ============

Year ended December 31, 1997:
  Property and casualty insurance $27,688,763   $16,557,572  $149,909,925
  Reinsurance ...................   8,253,329     3,498,497    34,690,846
  Parent company ................           -             -             -
                                  -----------   -----------  ------------
       Consolidated ............. $35,942,092   $20,056,069  $184,600,771
                                  ===========   ===========  ============

                                      EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                                 Schedule IV - Reinsurance

                                     For years ended December 31, 1999, 1998 and 1997

                                                                                                   Percentage
                                                           Ceded to       Assumed                   of amount
                                               Gross         other       from other       Net        assumed
                                               amount      companies     companies       amount       to net
                                            ------------  ------------  ------------  ------------  ----------
Year ended December 31, 1999:
   Earned premiums:
     Consolidated property and casualty
       insurance .......................... $223,593,165  $230,785,034  $218,290,010  $211,098,141       103.4%
                                            ============  ============  ============  ============  ==========
Year ended December 31, 1998:
   Earned premiums:
     Consolidated property and casualty
       insurance .......................... $202,514,027  $207,404,961  $199,135,339  $194,244,405       102.5%
                                            ============  ============  ============  ============  ==========
Year ended December 31, 1997:
   Earned premiums:
     Consolidated property and casualty
       insurance .......................... $169,304,584  $165,004,455  $172,918,117  $177,218,246        97.6%
                                            ============  ============  ============  ============  ==========

                                          EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 Schedule VI - Supplemental Insurance Information Concerning
                                           Property-Casualty Insurance Operations

                                      For Years Ended December 31, 1999, 1998 and 1997

                                                            Discount,
                                 Deferred    Reserves for   if any,
                                  policy      losses and    deducted                                    Net
Consolidated property-         acquisition    settlement      from      Unearned        Earned       investment
casualty entities                  costs       expenses     reserves    premiums       premiums        income
----------------------         -----------   ------------   --------   -----------   ------------   -----------
Year ended December 31, 1999:  $13,619,192   $266,514,024   $  -0-     $64,991,129   $211,098,141   $25,760,561
                               ===========   ============   ========   ===========   ============   ===========
Year ended December 31, 1998:  $12,355,482   $245,610,323   $  -0-     $61,464,051   $194,244,405   $24,395,174
                               ===========   ============   ========   ===========   ============   ===========
Year ended December 31, 1997:  $10,560,657   $217,777,942   $  -0-     $54,857,463   $177,218,246   $23,334,487
                               ===========   ============   ========   ===========   ============   ===========

                                       Losses and           Amortization
                                   settlement expenses       of deferred       Paid
                                   incurred related to          policy      losses and
Consolidated property-           Current         Prior       acquisition    settlement      Premiums
casualty entities                  Year          Years          costs      expenses (1)     Written
----------------------         ------------   -----------   ------------   ------------   ------------
Year ended December 31, 1999:  $182,609,687  ($ 5,733,439)  $ 48,056,918   $150,669,762   $214,562,515
                               ============   ===========   ============   ============   ============
Year ended December 31, 1998:  $168,953,309  ($11,077,215)  $ 44,662,641   $132,577,163   $200,929,717
                               ============   ===========   ============   ============   ============
Year ended December 31, 1997:  $137,300,762  ($ 7,447,458)  $ 35,942,092   $113,811,729   $184,600,771
                               ============   ===========   ============   ============   ============


(1) The amount for 1998 reflects an adjustment of ($3,600,220) related to the 1998 change in the property and casualty insurance subsidiaries' pooling agreement. This adjustment was made to offset the income statement effect that resulted from the $3,600,220 increase in reserves for losses and settlement expenses on January 1, 1998 related to this transaction.

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

                  EMC Insurance Group Inc. and Subsidiaries

                            Index to Exhibits


  Exhibit
  number                       Item
  ------                       ----
  10(b)     1999 Senior Executive Compensation             Included in
            Bonus Program.                             direct transmission

  13(a)     Selected Financial Data.                       Included in
                                                       direct transmission

  13(b)     Management's Discussion and Analysis
            of Financial Condition and Results             Included in
            of Operations.                             direct transmission

  13(c)     Consolidated Financial Statements.             Included in
                                                       direct transmission

  13(d)     Stockholder Information.                       Included in
                                                       direct transmission

  21        Subsidiaries of the Registrant.                Included in
                                                       direct transmission

  23        Consent of KPMG LLP with respect to            Included in
            Forms S-8 and Form S-3.                     direct transmission

  24        Power of Attorney.                             Included in
                                                       direct transmission