Form 10-Q
period 2000-03-31
EMC INSURANCE GROUP INC
filed 2000-05-12
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2000
                               ---------------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
                              ------------------  --------------------

Commission File Number: 0-10956
                       ------------

                            EMC INSURANCE GROUP INC.
             ----------------------------------------------------
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


                                 (515) 280-2902
              --------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at May 1, 2000
                  -----                          --------------------------
     Common stock, $1.00 par value                         11,286,459
                                                           ----------

Total pages   20
            ------

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                                                     March 31,   December 31,
                                                       2000          1999
                                                   ------------  ------------
ASSETS
Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (fair value $125,473,231 and $126,679,065)   $126,114,976  $127,204,160
    Securities available-for-sale, at fair value
      (amortized cost $276,981,368 and
      $263,720,333) ..............................  271,788,589   256,181,429
  Equity securities available-for-sale, at fair
    value (cost $28,720,650 and $28,494,631) .....   34,302,022    32,408,272
  Short-term investments, at cost ................   15,268,723    20,164,210
                                                   ------------  ------------
           Total investments .....................  447,474,310   435,958,071

Cash .............................................    2,128,084     1,508,678
Accrued investment income ........................    6,283,155     6,886,939
Accounts receivable (net of allowance for
  uncollectible accounts of $633,000 and $633,000)    2,033,637     3,293,537
Income taxes recoverable .........................      872,001     1,537,000
Reinsurance receivables ..........................   10,940,103    11,129,365
Deferred policy acquisition costs ................   14,038,547    13,619,192
Deferred income taxes ............................   17,704,476    18,121,317
Intangible assets, including goodwill, at cost
  less accumulated amortization of $2,380,836
  and $2,347,208 .................................    1,176,984     1,210,612
Prepaid reinsurance premiums .....................    1,559,432     1,280,564
Other assets .....................................    1,416,759     2,030,703
                                                   ------------  ------------
           Total assets .......................... $505,627,488  $496,575,978
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                                                     March 31,   December 31,
                                                       2000          1999
                                                   ------------  ------------
LIABILITIES
Losses and settlement expenses ................... $266,047,626  $266,514,024
Unearned premiums ................................   66,777,636    64,991,129
Other policyholders' funds .......................      917,738     1,093,254
Indebtedness to related party ....................    9,872,453     3,886,559
Postretirement benefits ..........................    6,998,445     6,768,219
Deferred income ..................................      135,360       158,831
Other liabilities ................................    8,997,893    11,247,685
                                                   ------------  ------------
       Total liabilities .........................  359,747,151   354,659,701
                                                   ------------  ------------
STOCKHOLDERS' EQUITY

Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,284,403
  shares in 2000 and 11,265,232 shares in 1999 ...   11,284,403    11,265,232
Additional paid-in capital .......................   65,469,712    65,333,686
Accumulated other comprehensive income (loss) ....      256,473    (3,625,263)
Retained earnings ................................   68,869,749    68,942,622
                                                   ------------  ------------
       Total stockholders' equity ................  145,880,337   141,916,277
                                                   ------------  ------------
       Total liabilities and stockholders' equity  $505,627,488  $496,575,978
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME

                                                       Three months ended
                                                            March 31,
                                                     ------------------------
                                                         2000        1999
                                                     -----------  -----------
REVENUES:
  Premiums earned .................................. $53,427,335  $49,744,614
  Investment income, net ...........................   6,947,416    6,269,253
  Realized investment gains ........................     164,385       89,288
  Other income .....................................     605,501      769,077
                                                     -----------  -----------
                                                      61,144,637   56,872,232
                                                     -----------  -----------
LOSSES AND EXPENSES:
  Losses and settlement expenses ...................  41,766,260   38,466,995
  Dividends to policyholders .......................     274,386      472,189
  Amortization of deferred policy acquisition costs   11,969,362   11,735,899
  Other underwriting expenses ......................   4,723,387    4,140,342
  Other expenses ...................................     407,568      484,290
                                                     -----------  -----------
                                                      59,140,963   55,299,715
                                                     -----------  -----------
        Income before income tax expense (benefit)     2,003,674    1,572,517
                                                     -----------  -----------
INCOME TAX EXPENSE (BENEFIT):
  Current ..........................................     101,785       14,164
  Deferred .........................................     284,719     (223,390)
                                                     -----------  -----------
                                                         386,504     (209,226)
                                                     -----------  -----------
        Net income ................................. $ 1,617,170  $ 1,781,743
                                                     ===========  ===========
Net income per common share - basic and diluted .... $       .14  $       .15
                                                     ===========  ===========
Dividends per common share ......................... $       .15  $       .15
                                                     ===========  ===========
Average number of shares outstanding - basic and
  diluted ..........................................  11,266,820   11,496,312
                                                     ===========  ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                    EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                        Three months ended
                                                            March 31,
                                                     ------------------------
                                                         2000        1999
                                                     -----------  -----------
Net income ......................................... $ 1,617,170  $ 1,781,743
                                                     -----------  -----------
OTHER COMPREHENSIVE INCOME:
  Unrealized holding gains (losses) arising during
    the period, before deferred income tax expense
    (benefit) ......................................   4,178,243   (3,027,966)
  Deferred income tax expense (benefit) ............     188,013   (1,029,507)
                                                     -----------  -----------
                                                       3,990,230   (1,998,459)
                                                     -----------  -----------
  Reclassification adjustment for gains included
    in net income, before income tax expense .......    (164,385)     (89,288)
  Income tax expense................................      55,891       30,358
                                                     -----------  -----------
                                                        (108,494)     (58,930)
                                                     -----------  -----------
        Other comprehensive income (loss) ..........   3,881,736   (2,057,389)
                                                     -----------  -----------
        Total comprehensive income (loss) .......... $ 5,498,906  $  (275,646)
                                                     ===========  ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three months ended
                                                          March 31,
                                                  --------------------------
                                                      2000          1999
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................... $  1,617,170  $  1,781,743
                                                  ------------  ------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Losses and settlement expenses ............     (466,398)    3,604,941
      Unearned premiums .........................    1,786,507      (439,400)
      Other policyholders' funds ................     (175,516)     (158,293)
      Deferred policy acquisition costs .........     (419,355)      (42,265)
      Indebtedness to related party .............    5,985,894     3,139,245
      Accrued investment income .................      603,784      (415,465)
      Accrued income taxes:
        Current .................................      664,999     2,564,000
        Deferred ................................      284,719      (223,390)
      Realized investment gains .................     (164,385)      (89,288)
      Postretirement benefits ...................      230,226       205,620
      Reinsurance receivables ...................      189,262      (557,945)
      Prepaid reinsurance premiums ..............     (278,868)       15,224
      Amortization of deferred income ...........      (23,471)      (34,205)
      Other, net ................................     (366,173)   (3,545,085)
                                                  ------------  ------------
                                                     7,851,225     4,023,694
                                                  ------------  ------------
         Net cash provided by
              operating activities .............. $  9,468,395  $  5,805,437
                                                  ------------  ------------

                     EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                                      Three months ended
                                                          March 31,
                                                  --------------------------
                                                      2000          1999
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed maturity securities
    held-to-maturity ............................ $          -  $ (5,975,625)
  Maturities of fixed maturity securities
    held-to-maturity ............................    1,097,506     5,903,518
  Purchases of fixed maturity securities
    available-for-sale ..........................  (14,573,157)  (16,194,529)
  Disposals of fixed maturity securities
    available-for-sale ..........................    1,326,393    14,605,213
  Purchases of equity securities
    available-for-sale ..........................   (4,744,432)   (7,243,414)
  Disposals of equity securities
    available-for-sale ..........................    4,684,057     7,037,052
  Net sales (purchases) of short-term investments    4,895,490    (2,840,368)
                                                  ------------  ------------
      Net cash used in investing activities .....   (7,314,143)   (4,708,153)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................      155,197       154,827
  Repurchase of common stock ....................            -      (441,385)
  Dividends paid to stockholders ................   (1,690,043)   (1,724,100)
                                                  ------------  ------------
      Net cash used in financing activities .....   (1,534,846)   (2,010,658)
                                                  ------------  ------------
NET INCREASE (DECREASE) IN CASH .................      619,406      (913,374)
Cash at beginning of year .......................    1,508,678     2,133,056
                                                  ------------  ------------
Cash at end of quarter .......................... $  2,128,084  $  1,219,682
                                                  ============  ============
Income taxes recovered .......................... $   (563,214) $ (2,550,000)
Interest paid ................................... $    154,292  $     18,984


See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 2000


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

In reading these financial statements, reference should be made to the Company's 1999 Form 10-K or the 1999 Annual Report to Shareholders for more detailed footnote information.

Note 2
------
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which defers the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. Currently, the Company's investment strategy does not include investments in derivative instruments or hedging activities. Adoption of this statement is not expected to have any effect on the operating results of the Company.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

OVERVIEW

     EMC Insurance Group Inc., an approximately 74 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing
82.4 percent of consolidated premiums earned. For purposes of this discussion, the term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------

CONSOLIDATED RESULTS OF OPERATIONS

     Operating results for the three months ended March 31, 2000 and 1999 are as follows:

($ in thousands)                             2000        1999
                                           --------    --------
Premiums earned .......................... $ 53,427    $ 49,745
Losses and settlement expenses ...........   41,766      38,467
Acquisition and other expenses ...........   16,967      16,348
                                           --------    --------
Underwriting loss ........................   (5,306)     (5,070)
Net investment income ....................    6,948       6,269
Other income .............................      198         285
                                           --------    --------
Operating income before income tax
  expense (benefit) ......................    1,840       1,484
Realized investment gains ................      164          89
                                           --------    --------
Income before income tax expense (benefit)    2,004       1,573
Income tax expense (benefit) .............      387        (209)
                                           --------    --------
Net income ............................... $  1,617    $  1,782
                                           ========    ========
Incurred losses and settlement expenses:
  Insured events of the current year ..... $ 43,351    $ 39,329
  Decrease in provision for insured
    events of prior years ................   (1,585)       (862)
                                           --------    --------
      Total losses and settlement expenses $ 41,766    $ 38,467
                                           ========    ========
Catastrophe and storm losses ............. $    876    $  1,860
                                           ========    ========

     Operating results before income taxes improved slightly for the first three months of 2000 as an improvement in the operating results of the property and casualty insurance segment more than offset a decline in the operating results of the reinsurance segment. However, inadequate premium rates, which have resulted from several years of intense rate competition within the insurance industry, continue to be the primary cause of the Company's diminished performance. Premium rates improved moderately during the first three months of 2000 and this trend is expected to continue. This gradual but steady improvement in rate adequacy will have a positive impact on future operating results, but the unpredictable nature of catastrophe and storm losses will remain. It will take time for premium rates to return to adequate levels due to the competitive rate environment that persists in the insurance industry, so management is working to improve profitability through re-underwriting programs for both the existing book of business and the agency force.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------

     Premium income increased 7.4 percent for the three months ended March 31, 2000 from the same period in 1999. The property and casualty insurance segment achieved significant growth during the first three months of 2000 while the reinsurance segment reported a decline in premium income because the 1999 amount was inflated by the delayed reporting of several foreign contracts written in 1998.

     Losses and settlement expenses increased 8.6 percent for the three months ended March 31, 2000 from the same period in 1999. This increase reflects the growth in production noted above and increased loss experience in the reinsurance segment. Catastrophe and storm losses declined significantly from the storm plagued first quarter of 1999 and development on prior years' reserves remained favorable. The Company has historically experienced favorable development in its reserves and reserving practices have not been changed; however, the amount of favorable development experienced will fluctuate from quarter to quarter and from year to year.

     Acquisition and other expenses increased 3.8 percent for the three months ended March 31, 2000 from the same period in 1999. The increase is less than the increase in production noted above due to a decline in profit sharing expenses and a modest increase in the estimate of deferrable acquisition expenses recorded by the property and casualty insurance segment.

     Net investment income increased 10.8 percent for the three months ended March 31, 2000 from the same period in 1999. This increase is due to the combination of a higher average invested balance in bonds and an increase in the average rate of return earned on bond investments. The Company sold approximately $55,000,000 of tax-exempt investments during 1999 and reinvested the proceeds into taxable securities in order to achieve a better rate of return after taxes. Partially offsetting the increase in net investment income is approximately $142,000 of interest expense associated with premium refunds mandated by the State of North Carolina.

     Income tax expense increased $596,000 from a benefit of $209,000 for the three months ended March 31, 1999 to an expense of $387,000 for the same period in 2000. This increase is primarily due to a decline in the amount of tax-exempt interest income earned, which totaled $1,305,000 in 2000 compared to $2,086,000 in 1999. Also contributing to the increase is $203,000 of income tax expense generated by a required change in the tax method used to recognize premiums received in advance of the effective dates of the underlying insurance policies.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------

SEGMENT RESULTS

Property and Casualty Insurance

     Operating results for the three months ended March 31, 2000 and 1999 are as follows:

($ in thousands)                             2000        1999
                                           --------    --------
Premiums earned .......................... $ 44,007    $ 39,769
Losses and settlement expenses ...........   33,700      31,546
Acquisition and other expenses ...........   14,101      13,144
                                           --------    --------
Underwriting loss ........................   (3,794)     (4,921)
Net investment income ....................    4,889       4,466
Other income .............................      277         347
                                           --------    --------
Operating income (loss) before
  income taxes ........................... $  1,372    $   (108)
                                           ========    ========
Incurred losses and settlement expenses:
  Insured events of the current year ..... $ 37,019    $ 34,265
  Decrease in provision for insured
    events of prior years ................   (3,319)     (2,719)
                                           --------    --------
      Total losses and settlement expenses $ 33,700    $ 31,546
                                           ========    ========
Catastrophe and storm losses ............. $    667    $  1,211
                                           ========    ========

     Premium income increased 10.7 percent for the three months ended March 31, 2000 from the same period in 1999. This growth in premium income is primarily attributable to an increase in policy renewals. Premium rates continued to show signs of stabilization during the first three months of 2000 as the Company was able to implement moderate rate increases in both the personal and commercial lines of business. Overall premium rate adequacy also improved modestly in the first three months of 2000, reversing a long-term downward trend. This trend of moderate rate increases is expected to continue during 2000 since large-scale rate increases are not considered likely due to the significant amount of excess capacity that continues to exist in the insurance industry. Premium income for first three months of 2000 also reflects approximately $239,000 of premium refunds mandated by the State of North Carolina.

     Losses and settlement expenses increased 6.8 percent for the three months ended March 31, 2000 from the same period in 1999, primarily as a result of the increase in production noted above. Results for the first three months of 2000 benefited from a decline in catastrophe and storm losses and an increase in the amount of favorable development experienced on prior years' reserves.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------

     Acquisition and other expenses increased 7.3 percent for the three months ended March 31, 2000 from the same period in 1999. This increase, which is attributable to the growth in premium income, was mitigated somewhat by a decline in profit sharing expenses and a moderate increase in the estimate of deferrable acquisition expenses. Profit sharing expenses, which take the form of policyholder dividends and contingent commissions, have declined as a result of the recent deterioration in the profitability of the underlying insurance policies.

     Underwriting results for the property and casualty insurance segment improved for the first quarter of 2000, but continue to be constrained by the competitive rate environment of the insurance industry. Premium rate levels are beginning to show signs of improvement, but this improvement has been moderate and this trend is expected to continue. Underwriting results should continue to improve as a result of the rate increases being implemented, but it will take time for rates to return to adequate levels. Management continues to work toward improving profitability through re-underwriting programs for both the existing book of business and the agency force and by reducing the use of discretionary rate credits.


Reinsurance

     Operating results for the three months ended March 31, 2000 and 1999 are as follows:

($ in thousands)                               2000       1999
                                             --------   --------
Premiums earned ............................ $  9,420   $  9,976
Losses and settlement expenses .............    8,066      6,921
Acquisition and other expenses .............    2,866      3,204
                                             --------   --------
Underwriting loss ..........................   (1,512)      (149)
Net investment income ......................    1,987      1,703
Other income ...............................       23         33
                                             --------   --------
Operating income before income taxes ....... $    498   $  1,587
                                             ========   ========
Incurred losses and settlement expenses:
  Insured events of the current year ....... $  6,332   $  5,064
  Increase in provision for insured
    events of prior years ..................    1,734      1,857
                                             --------   --------
      Total losses and settlement expenses   $  8,066   $  6,921
                                             ========   ========
Catastrophe losses ......................... $    209   $    649
                                             ========   ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------

     Premiums earned decreased 5.6 percent for the three months ended March 31, 2000 from the same period in 1999. This decrease is primarily attributable to the delayed reporting of several foreign reinsurance contracts written in 1998 that were included in the results of the first quarter of 1999. The majority of the reinsurance subsidiary's reinsurance contracts renew on January 1 and premium rates for those renewals were relatively flat; however, industry premium rates have improved during the first quarter and premium rate increases are anticipated for the reinsurance contracts renewing later in the year. Despite these anticipated rate increases, overall premium rate adequacy is not expected to improve significantly during 2000 since a large portion of the assumed book of business will not receive rate increases in 2000 and those implemented during 2000 will not be fully recognized.

     Losses and settlement expenses increased 16.5 percent for the three months ended March 31, 2000 from the same period in 1999. This increase is primarily due to an unusually large increase in loss severity. Results for the first quarter of 2000 were also negatively impacted by a significant amount of adverse development on prior years' reserves, including $800,000 related to December 1999 storms in Europe. Results for the first quarter of 1999 also reflected a significant amount of adverse development on prior years' reserves. This adverse development was primarily associated with the 1998 accident year, which experienced heavy catastrophe and storm losses.

     Acquisition and other expenses decreased 10.5 percent for the three months ended March 31, 2000 as compared to the same period in 1999. This decrease is primarily attributable to the decline in premium income noted above. Effective January 1, 2000, the override commission rate paid by the reinsurance subsidiary to Employers Mutual in connection with the $1,500,000 cap on losses assumed per event was reduced from 5.25 percent of written premiums to 4.50 percent of written premiums due to good loss experience. Total override commission paid to Employers Mutual declined to $439,000 in 2000 from $517,000 in 1999.

     Underwriting results of the reinsurance subsidiary continue to be negatively impacted by reduced premium rate levels and increased loss severity. Industry premium rate levels improved during the first quarter of 2000; however, the excess capacity that led to the reduction in premium rate levels continues to exist. Underwriting results for the reinsurance subsidiary should begin to improve as the impact of the anticipated rate increases is realized; however, the timing and extent of these increases has not been determined. As a result, underwriting results are not expected to improve significantly in 2000. Employers Mutual will continue to address this issue by accepting a larger share of coverage on desirable programs, strengthening its relationships with reinsurance intermediaries and emphasizing profitability over premium growth.


Parent Company

     Operating results before income taxes declined to a loss of $30,000 for the three months ended March 31, 2000 from income of $5,000 for the same period in 1999. This decline is primarily attributable to a decrease in the amount of investment income earned resulting from a lower average invested balance in fixed maturity securities.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio, excluding investments in equity securities, is invested in securities with maturities that approximate the anticipated liabilities of the insurance issued.

     The Company considers itself to be a long-term investor and generally purchases fixed maturity investments with the intent to hold them to maturity. The Company has previously classified a portion of its investments in fixed maturity securities, primarily bonds issued by municipalities and corporations, as available-for-sale securities to provide flexibility in the management of the portfolio. Beginning in the third quarter of 1999, all newly acquired securities are being classified as available-for-sale to provide increased management flexibility. Unrealized holding losses on fixed maturity securities available-for-sale, net of tax, totaled $3,427,000 at March 31, 2000 compared to $7,539,000 at December 31, 1999. The decrease in the market value of these investments is primarily due to an increase in interest rates. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant.
At December 31, 1999 a valuation allowance of $1,233,000 was established for the deferred tax asset associated with the net unrealized holding losses on the Company's available-for-sale securities. This valuation allowance was established due to uncertainties concerning the future realization of the tax benefits. At March 31, 2000 the Company had a net unrealized holding gain on the available-for-sale securities, thus eliminating the deferred tax asset and the related valuation allowance.

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

     During the third quarter of 1999, the Company began participating in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time. The Company receives a fee for each security loaned out under this program and requires initial collateral equal to 102 percent of the market value of the loaned securities.

     During the second and third quarters of 1999 the Company disposed of approximately $55,000,000 of investments in tax-exempt fixed maturity securities and reinvested the proceeds in taxable fixed maturity securities. This change in asset allocation is not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.

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

     During the first quarter of 2000, the Company generated positive cash flows from operations of $9,468,395 compared to $5,805,437 for the same period of 1999.

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


IMPACT OF YEAR 2000 REMEDIATION ON OPERATIONS

     The Year 2000 issue presented both operational and underwriting risks to the Company. Operational risks included the failure of computer systems and equipment owned and operated by Employers Mutual, as well as those owned and operated by vendors and other parties with which the Company conducts business. Underwriting risks included, but were not limited to, potential claims by the Company's insureds to recover losses due to potential claims by the Company's policyholders to recover losses due to interruption of business or liability to third parties that resulted from the failure of computer systems.

     To date, the Company has not encountered any problems as a result of the Year 2000 date rollover. All of the Company's systems are functioning normally. In addition, the Company has not encountered any problems with any vendor-supplied hardware or software. The Company continues to monitor the situation closely for any future Year 2000 issues.

     The Company distributed a letter during 1999 to all of its commercial policyholders notifying them that their policies did not cover Year 2000 losses, but that coverage was available through an endorsement to the policy. A questionnaire was developed and provided to them to aid in the assessment of potential risks associated with Year 2000 noncompliance. Very few policyholders elected to purchase the additional coverage provided by this endorsement. The parties to the pooling agreement purchased reinsurance protection for potential third party liability claims against policyholders arising from Year 2000 issues. To date, no claims have been reported relating to Year 2000 losses.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------

     Year 2000 compliance efforts were in process for a number of years. The majority of the costs associated with these efforts represented the salaries and benefit expenses of the information systems department of Employers Mutual. These costs were charged to operations in the year incurred and were not separately tracked. In addition, most purchases of computer hardware and software applications were not made specifically for Year 2000 compliance, and were not considered costs of the Year 2000 compliance effort. The Company's share of the costs associated with the Year 2000 compliance project did not exceed estimates.


NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which defers the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. Currently, the Company's investment strategy does not include investments in derivative instruments or hedging activities. Accordingly, adoption of this statement is not expected to have any effect on the operating results of the Company.


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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

     The main objectives in managing the investment portfolios of the Company are to maximize after-tax investment income and total investment return while minimizing credit risks, in order to provide maximum support for the underwriting operations. Investment strategies are developed based upon many factors including underwriting results and the Company's resulting tax position, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are centrally managed by investment professionals and are supervised by an investment committee of the respective board of directors for each of the Company's subsidiaries.

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

     Interest rate risk includes the price sensitivity of a fixed maturity security to changes in interest rates and the affect on future earnings from short-term investments and maturing long-term investments, given a change in interest rates. The following analysis illustrates the sensitivity of the Company's financial instruments to selected changes in market rates and prices. A hypothetical one percent increase in interest rates as of March 31, 2000 would result in a corresponding pre-tax decrease in the fair value of the fixed maturity portfolios of approximately $22,609,000 or 5.4 percent. In addition, a hypothetical one percent decrease in interest rates at March 31, 2000 would result in a corresponding decrease in pre-tax income over the next twelve months of approximately $336,000, assuming the current maturity and prepayment patterns. The Company monitors interest rate risk through the analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter term instruments given the results of interest rate simulations and judgments of cash flow needs. The effective duration of the fixed maturity portfolio at March 31, 2000 was 5.26 years.

     The valuation of the Company's marketable equity portfolios is subject to equity price risk. In general, equities have more year-to-year price variability than bonds. However, returns from equity securities over longer time frames have been consistently higher. The Company invests in a diversified portfolio of readily marketable equity securities. A hypothetical 10 percent decrease in the S&P 500 as of March 31, 2000 would result in a corresponding pre-tax decrease in the fair value of the Company's equity portfolio of approximately $3,161,000.

     The Company invests in high quality fixed maturity securities, thus minimizing credit quality risk. At March 31, 2000 the portfolio of long-term fixed maturity securities consists of 14.0 percent U.S. Treasury, 13.0 percent government agency, 14.0 percent mortgage-backed, 23.0 percent municipal, and
36.0 percent corporate securities. At December 31, 1999 the portfolio of long-term fixed maturity securities consisted of 15.0 percent U.S. Treasury, 13.9 percent government agency, 15.2 percent mortgage-backed, 24.6 percent municipal, and 31.3 percent corporate securities. No securities are below investment grade.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,
-------  -----------------------------------------------------------
           CONTINUED
           ---------

     Prepayment risk refers to the changes in prepayment patterns that can either shorten or lengthen the expected timing of the principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within the portfolio of mortgage-backed securities. The prepayment risk analysis is monitored regularly through the analysis of interest rate simulations. At March 31, 2000 the effective duration of the mortgage-backed securities is 4.0 years with an average life and current yield of 7.2 years and
7.7 percent, respectively. At December 31, 1999 the effective duration of the mortgage-backed securities was 4.4 years with an average life and current yield of 7.5 years and 7.7 percent, respectively.


PART II.  OTHER INFORMATION
--------  -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------
    (a)  None.

    (b) No Form 8-K was filed by the registrant during the quarter ended March 31, 2000.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES


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

Date:  May 12, 2000