Form 10-Q
period 2000-06-30
EMC INSURANCE GROUP INC
filed 2000-08-14
CIK 356130

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2000
                               -------------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
                              ------------------  -------------------
Commission File Number: 0-10956
                       ---------

                           EMC INSURANCE GROUP INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Iowa                                              42-6234555
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


 717 Mulberry Street, Des Moines, Iowa                           50309
--------------------------------------                    ------------------
(Address of principal executive office)                      (Zip Code)


                                (515) 280-2902
              --------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                   -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at July 31, 2000
                  -----                      ----------------------------
     Common stock, $1.00 par value                     11,290,384
                                                       ----------

Total pages   20
            ------
<PAGE 1>


PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS



                                                     June 30,    December 31,
                                                       2000          1999
                                                   ------------  ------------
ASSETS
Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (fair value $122,002,675 and $126,679,065)   $122,505,743  $127,204,160
    Securities available-for-sale, at fair value
      (amortized cost $280,731,638 and
      $263,720,333) ..............................  274,421,775   256,181,429
  Equity securities available-for-sale, at fair
    value (cost $28,312,991 and $28,494,631) .....   33,455,990    32,408,272
  Short-term investments, at cost ................   12,805,824    20,164,210
                                                   ------------  ------------
           Total investments .....................  443,189,332   435,958,071

Cash .............................................    1,054,879     1,508,678
Accrued investment income ........................    7,165,103     6,886,939
Accounts receivable (net of allowance for
  uncollectible accounts of $634,000 and $633,000)    1,947,914     3,293,537
Income taxes recoverable .........................    1,415,404     1,537,000
Reinsurance receivables ..........................    9,981,720    11,129,365
Deferred policy acquisition costs ................   14,883,513    13,619,192
Deferred income taxes ............................   18,333,097    18,121,317
Intangible assets, including goodwill, at cost
  less accumulated amortization of $2,414,464
  and $2,347,208 .................................    1,143,356     1,210,612
Prepaid reinsurance premiums .....................    2,073,908     1,280,564
Other assets .....................................    1,159,487     2,030,703
                                                   ------------  ------------
           Total assets .......................... $502,347,713  $496,575,978
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

<PAGE 2>

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS



                                                     June 30,    December 31,
                                                       2000          1999
                                                   ------------  ------------
LIABILITIES
Losses and settlement expenses ................... $269,686,883  $266,514,024
Unearned premiums ................................   70,418,517    64,991,129
Other policyholders' funds .......................      622,637     1,093,254
Indebtedness to related party ....................    2,219,842     3,886,559
Postretirement benefits ..........................    7,228,671     6,768,219
Deferred income ..................................      114,258       158,831
Other liabilities ................................    9,049,617    11,247,685
                                                   ------------  ------------
       Total liabilities .........................  359,340,425   354,659,701
                                                   ------------  ------------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,290,384
  shares in 2000 and 11,265,232 shares in 1999 ...   11,290,384    11,265,232
Additional paid-in capital .......................   65,511,728    65,333,686
Accumulated other comprehensive loss .............   (1,166,864)   (3,625,263)
Retained earnings ................................   67,372,040    68,942,622
                                                   ------------  ------------
       Total stockholders' equity ................  143,007,288   141,916,277
                                                   ------------  ------------
       Total liabilities and stockholders' equity  $502,347,713  $496,575,978
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

<PAGE 3>

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME



                                Three months ended        Six months ended
                                    June 30,                 June 30,
                            ----------------------- -------------------------
                                2000        1999        2000         1999
                            ----------- ----------- ------------ ------------
REVENUES:
  Premiums earned ..........$55,132,431 $50,954,939 $108,559,766 $100,699,553
  Investment income, net ...  7,232,226   6,092,183   14,179,642   12,361,436
  Realized investment gains     164,868     156,879      329,253      246,167
  Other income .............    387,550     507,431      993,051    1,276,508
                            ----------- ----------- ------------ ------------
                             62,917,075  57,711,432  124,061,712  114,583,664
                            ----------- ----------- ------------ ------------
LOSSES AND EXPENSES:
  Losses and settlement
    expenses ............... 47,106,919  44,296,277   88,873,179   82,763,272
  Dividends to policyholders    243,020     509,397      517,406      981,586
  Amortization of deferred
    policy acquisition costs 12,228,213  11,379,378   24,197,575   23,115,277
  Other underwriting
    expenses ...............  3,270,361   4,704,860    7,993,748    8,845,202
  Other expenses ...........    362,524     459,688      770,092      943,978
                            ----------- ----------- ------------ ------------
                             63,211,037  61,349,600  122,352,000  116,649,315
                            ----------- ----------- ------------ ------------
    (Loss) income before
      income tax benefit ...   (293,962) (3,638,168)   1,709,712   (2,065,651)
                            ----------- ----------- ------------ ------------
INCOME TAX (BENEFIT)
  EXPENSE:
    Current ................      6,689  (1,032,551)     108,474   (1,018,387)
    Deferred ...............   (496,499)   (873,450)    (211,780)  (1,096,840)
                            ----------- ----------- ------------ ------------
                               (489,810) (1,906,001)    (103,306)  (2,115,227)
                            ----------- ----------- ------------ ------------
        Net income (loss) ..$   195,848 $(1,732,167)$  1,813,018 $     49,576
                            =========== =========== ============ ============

Net income (loss) per common
  share - basic and diluted $       .02 $      (.15)$        .16 $        .00
                            =========== =========== ============ ============

Dividends per common share  $       .15 $       .15 $        .30 $        .30
                            =========== =========== ============ ============

Average number of common
  shares outstanding - basic
  and diluted .............. 11,288,104  11,302,834   11,277,462   11,399,573
                            =========== =========== ============ ============

See accompanying Notes to Interim Consolidated Financial Statements.

<PAGE 4>

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                               Three months ended        Six months ended
                                    June 30,                 June 30,
                             ----------------------- -----------------------
                                 2000        1999        2000       1999
                             ----------- ----------- ----------- -----------
Net income (loss) .......... $   195,848 $(1,732,167)$ 1,813,018 $    49,576
                             ----------- ----------- ----------- -----------
OTHER COMPREHENSIVE INCOME:
  Unrealized holding
    (losses) gains arising
    during the period,
    before deferred income
    tax (benefit) expense ..  (1,390,591) (4,226,281)  2,787,652  (7,254,247)
  Deferred income tax
    (benefit) expense ......     (76,067) (1,436,937)    111,946  (2,466,446)
                             ----------- ----------- ----------- -----------
                              (1,314,524) (2,789,344)  2,675,706  (4,787,801)
                             ----------- ----------- ----------- -----------
  Reclassification
    adjustment for gains
    included in net income
    (loss), before income
    tax expense ............    (164,868)   (156,879)   (329,253)   (246,167)
  Income tax expense .......      56,055      53,339     111,946      83,697
                             ----------- ----------- ----------- -----------
                                (108,813)   (103,540)   (217,307)   (162,470)
                             ----------- ----------- ----------- -----------
        Other comprehensive
          (loss) income ....  (1,423,337) (2,892,884)  2,458,399  (4,950,271)
                             ----------- ----------- ----------- -----------
        Total comprehensive
          (loss) income .... $(1,227,489)$(4,625,051)$ 4,271,417 $(4,900,695)
                             =========== =========== =========== ===========

See accompanying Notes to Interim Consolidated Financial Statements.

<PAGE 5>
                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        Six months ended
                                                            June 30,
                                                  --------------------------
                                                      2000          1999
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................... $  1,813,018  $     49,576
                                                  ------------  ------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Losses and settlement expenses ............    3,172,859     6,318,681
      Unearned premiums .........................    5,427,388     2,765,772
      Other policyholders' funds ................     (470,617)     (232,521)
      Deferred policy acquisition costs .........   (1,264,321)     (746,393)
      Indebtedness of related party .............   (1,666,717)    2,299,923
      Accrued investment income .................     (278,164)     (419,218)
      Accrued income taxes:
        Current .................................      121,596     1,144,000
        Deferred ................................     (211,780)   (1,096,840)
      Realized investment gains .................     (329,253)     (246,167)
      Postretirement benefits ...................      460,452       409,085
      Reinsurance receivables ...................    1,147,645      (987,350)
      Prepaid reinsurance premiums ..............     (793,344)     (387,664)
      Amortization of deferred income ...........      (44,573)      (65,112)
      Other, net ................................       23,377     1,505,502
                                                  ------------  ------------
                                                     5,294,548    10,261,698
                                                  ------------  ------------
        Net cash provided by
          operating activities .................. $  7,107,566  $ 10,311,274
                                                  ------------  ------------
<PAGE 6>

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED



                                                        Six months ended
                                                            June 30,
                                                  --------------------------
                                                      2000          1999
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed maturity securities
    held-to-maturity ............................ $          -  $(13,459,276)
  Maturities of fixed maturity securities
    held-to-maturity ............................    4,715,303    16,537,577
  Purchases of fixed maturity securities
    available-for-sale ..........................  (19,325,277)  (34,299,158)
  Disposals of fixed maturity securities
    available-for-sale ..........................    2,354,424    40,646,268
  Purchases of equity securities
    available-for-sale ..........................  (12,592,468)  (11,322,168)
  Disposals of equity securities
    available-for-sale ..........................   13,108,671    11,086,154
  Net sales (purchases) of short-term investments    7,358,388   (14,026,122)
                                                  ------------  ------------
    Net cash used in investing activities .......   (4,380,959)   (4,836,725)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................      203,194       156,201
  Repurchase of common stock ....................            -    (2,998,677)
  Dividends paid to stockholders ................   (3,383,600)   (3,414,142)
                                                  ------------  ------------
      Net cash used in financing activities .....   (3,180,406)   (6,256,618)
                                                  ------------  ------------
NET DECREASE IN CASH ............................     (453,799)     (782,069)
Cash at beginning of year .......................    1,508,678     2,133,056
                                                  ------------  ------------
Cash at end of quarter .......................... $  1,054,879  $  1,350,987
                                                  ============  ============
Income taxes recovered .......................... $    (13,122) $ (2,169,938)
Interest paid ................................... $     56,532  $    107,895


See accompanying Notes to Interim Consolidated Financial Statements.

<PAGE 7>
                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 2000

Note 1
------
The results of operations for the interim periods reported are not necessarily indicative of the results to be expected for the year. The information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

Certain amounts previously reported in prior years' consolidated financial statements have been reclassified to conform to current year presentation.

In reading these financial statements, reference should be made to the Company's 1999 Form 10-K or the 1999 Annual Report to Shareholders for more detailed footnote information.

Note 2
------
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which defers the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". SFAS 138 addresses a limited number of Statement 133 implementation issues, and is effective for fiscal years beginning after June 15, 2000. Currently, the Company's investment strategy does not include investments in derivative instruments or hedging activities. Adoption of these statements is not expected to have any effect on the operating results of the Company.

<PAGE 8>

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

OVERVIEW

     EMC Insurance Group Inc., an approximately 75 percent-owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing
82.0 percent of consolidated premiums earned. For purposes of this discussion, the term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.

     The Company's four property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual are parties to reinsurance pooling agreements with Employers Mutual (collectively the "pooling agreement"). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool. All losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. Operations of the pool give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the pool participants are not subject to the pooling agreement.

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

     The Company's reinsurance subsidiary assumes a 100 percent quota share portion of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts. This includes all premiums and related losses and settlement expenses of this business, subject to a maximum loss of $1,500,000 per event. The reinsurance subsidiary does not reinsure any of Employers Mutual's direct insurance business, nor any "involuntary" facility or pool business that Employers Mutual assumes pursuant to state law. In addition, the reinsurance subsidiary is not liable for credit risk in connection with the insolvency of any reinsurers of Employers Mutual. Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis.

The results of operations for the interim periods reported are not necessarily indicative of the results to be expected for the year. The information reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

<PAGE 9>
                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------

CONSOLIDATED RESULTS OF OPERATIONS

     Operating results for the three months and six months ended June 30, 2000 and 1999 are as follows:

                                      Three months ended Six months ended
                                           June 30,          June 30,
                                      -----------------  -----------------
($ in thousands)                        2000     1999      2000     1999
                                      -------- --------  -------- --------
Premiums earned ..................... $ 55,133 $ 50,954  $108,560 $100,699
Losses and settlement expenses ......   47,107   44,296    88,873   82,763
Acquisition and other expenses ......   15,742   16,594    32,709   32,942
                                      -------- --------  -------- --------
Underwriting loss ...................   (7,716)  (9,936)  (13,022) (15,006)
Net investment income ...............    7,232    6,092    14,180   12,361
Other income ........................       25       48       223      333
                                      -------- --------  -------- --------
Operating (loss) income before
  income tax benefit ................     (459)  (3,796)    1,381   (2,312)
Realized investment gains ...........      165      157       329      246
                                      -------- --------  -------- --------
(Loss) income before income tax
  benefit ...........................     (294)  (3,639)    1,710   (2,066)
Income tax benefit ..................     (490)  (1,906)     (103)  (2,115)
                                      -------- --------  -------- --------
Net income (loss) ................... $    196 $ (1,733) $  1,813 $     49
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 48,676 $ 47,570  $ 92,027 $ 86,899
    Decrease in provision for
      insured events of prior years     (1,569)  (3,274)   (3,154)  (4,136)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 47,107 $ 44,296  $ 88,873 $ 82,763
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  4,555 $  4,234  $  5,431 $  6,094
                                      ======== ========  ======== ========

     Operating results before income taxes improved for both the three months and six months ended June 30, 2000 as compared to the same periods in 1999, but continue to be constrained by inadequate premium rate levels that have resulted from several years of intense rate competition within the insurance industry. The improvement in the 2000 operating results is attributable to the property and casualty insurance segment, which benefited from a decline in overall loss frequency and severity and moderate rate increases. Overall premium rate adequacy has improved during the first six months of 2000 and this trend is expected to continue; however, it will take time for premium rates to return to adequate levels due to the competitive rate environment that persists in the insurance industry. The improvement in rate adequacy will have a positive impact on future operating results, but the unpredictable nature of catastrophe and storm losses will remain. In the meantime, management continues to work toward improving profitability through re-underwriting programs for both the existing book of business and the agency force.

<PAGE 10>
                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------

     Premium income increased 8.2 percent for the three months and 7.8 percent for the six months ended June 30, 2000 from the same periods in 1999. This growth in premium income, which is well above the industry average of approximately 2.0 percent, is primarily associated with the property and casualty insurance segment. Applications for insurance coverage have increased significantly in the first six months of 2000 as some of the Company's competitors have withdrawn from certain markets or implemented large, mandatory across-the-board rate increases regardless of loss experience. The Company has been selective in accepting risks and has been able to price both new and renewal business at more adequate levels. The combination of these factors has contributed to the strong growth rate.

     Losses and settlement expenses increased 6.3 percent for the three months and 7.4 percent for the six months ended June 30, 2000 from the same periods in 1999. These increases reflect the growth in premium income experienced in the property and casualty insurance segment and increased loss experience in the reinsurance segment. Active storm patterns continued to keep catastrophe and storm losses at elevated levels, compounding the impact of the inadequate rate levels. The benefit provided by the development of prior years' reserves declined for the first six months of 2000 but remained positive. The Company has historically experienced favorable development in its reserves and reserving practices have not been changed; however, the amount of development experienced will fluctuate from quarter to quarter and from year to year as individual claims are settled.

     Acquisition and other expenses decreased 5.1 percent for the three months and 0.7 percent for the six months ended June 30, 2000 as compared to the same periods in 1999. These decreases reflect a decline in profit sharing expenses, $839,000 of commission income recorded by the reinsurance subsidiary during the second quarter of 2000 and a modest increase in the estimate of deferrable acquisition expenses recorded by the property and casualty insurance segment.

     Net investment income increased 18.7 percent for the three months and
14.7 percent for the six months ended June 30, 2000 from the same periods in 1999. These increases reflect the combination of a higher average invested balance in fixed-maturity securities and an increase in the average rate of return earned on the fixed-maturity portfolio. The Company sold approximately $55,000,000 of tax-exempt investments during 1999 and reinvested the proceeds into taxable securities in order to achieve a better rate of return after taxes. Partially offsetting the increase in net investment income for 2000 is approximately $44,000 of interest expense associated with premium refunds mandated by the State of North Carolina.

     The income tax benefit declined for both the three months and six months ended June 30, 2000 from the same periods in 1999. The decreases are primarily due to a decline in the amount of tax-exempt interest income earned. Tax-exempt interest income totaled $1,302,000 and $2,607,000 for the three months and six months ended June 30, 2000. In comparison, tax-exempt interest income amounted to $1,909,000 and $3,995,000 for the same periods in 1999. Also contributing to the decrease in the income tax benefit for the six months ended June 30, 2000 was $190,000 of income tax expense generated by a required change in the tax method used to recognize installment premiums.

<PAGE 11>
                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------

SEGMENT RESULTS

Property and Casualty Insurance

     Operating results for the three months and six months ended June 30, 2000 and 1999 are as follows:

                                      Three months ended Six months ended
                                           June 30,           June 30,
                                      -----------------  -----------------
($ in thousands)                        2000     1999      2000     1999
                                      -------- --------  -------- --------
Premiums earned ..................... $ 45,060 $ 41,647  $ 89,067 $ 81,416
Losses and settlement expenses ......   38,111   37,043    71,811   68,589
Acquisition and other expenses ......   13,450   13,494    27,551   26,638
                                      -------- --------  -------- --------
Underwriting loss ...................   (6,501)  (8,890)  (10,295) (13,811)
Net investment income ...............    5,175    4,247    10,064    8,713
Other income ........................      136      175       413      522
                                      -------- --------  -------- --------
Operating (loss) income before
  income taxes ...................... $ (1,190)$ (4,468) $    182 $ (4,576)
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 40,449 $ 39,159  $ 77,468 $ 73,424
    Decrease in provision for
      insured events of prior years..   (2,338)  (2,116)   (5,657)  (4,835)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 38,111 $ 37,043  $ 71,811 $ 68,589
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  4,162 $  3,880  $  4,829 $  5,091
                                      ======== ========  ======== ========

     Premiums earned increased 8.2 percent for the three months and 9.4 percent for the six months ended June 30, 2000 from the same periods in 1999. These increases reflect an increase in policy count and exposure base in the commercial lines of business, as well as rate increases. Overall premium rate adequacy continued to improve during the second quarter of 2000 as the Company implemented rate increases in both the personal and commercial lines of business. Management expects premium rate adequacy to improve further during the remainder of 2000 as the rate increases implemented in 1999 and 2000 become more fully recognized.

     Losses and settlement expenses increased 2.9 percent for the three months and 4.7 percent for the six months ended June 30, 2000 as compared to the same periods in 1999. These increases, which are less than the increases in premium income noted above, reflect a decline in overall loss frequency and severity from the elevated levels experienced during 1999. Catastrophe and storm losses continued to have a significant impact on operating results due to the persistence of active storm patterns.

<PAGE 12>

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------

     Acquisition and other expenses decreased 0.3 percent and increased 3.4 percent for the three months and six months ended June 30, 2000 as compared to the same periods in 1999. Profit sharing expenses, which take the form of policyholder dividends and contingent commissions, have declined as a result of the recent deterioration in the profitability of the underlying insurance policies. As a result, acquisition and other expenses have not increased at the same pace as production. Results for the first six months of 2000 also reflect a moderate increase in the estimate of deferrable acquisition expenses.

     Underwriting results for the three months and six months ended June 30, 2000 improved from the same periods in 1999, but continue to be constrained by the competitive rate environment of the insurance industry. Premium rate levels are showing improvement, but this improvement has been moderate and it will take time for rates to return to adequate levels. Underwriting results are expected to improve gradually, but steadily, as the Company realizes the positive impact of various initiatives implemented during the past couple of years and as additional rate increases are implemented.
The Company continues to work toward improving profitability through re-underwriting programs for both the existing book of business and the agency force.


Reinsurance

     Operating results for the three months and six months ended June 30, 2000 and 1999 are as follows:

                                      Three months ended Six months ended
                                           June 30,           June 30,
                                      -----------------  -----------------
($ in thousands)                        2000     1999      2000     1999
                                      -------- --------  -------- --------
Premiums earned ..................... $ 10,073 $  9,307  $ 19,493 $ 19,283
Losses and settlement expenses ......    8,996    7,253    17,062   14,174
Acquisition and other expenses ......    2,292    3,100     5,158    6,304
                                      -------- --------  -------- --------
Underwriting loss ...................   (1,215)  (1,046)   (2,727)  (1,195)
Net investment income ...............    1,959    1,752     3,946    3,455
Other income ........................       22       32        45       65
                                      -------- --------  -------- --------
Operating income before
  income taxes ...................... $    766 $    738  $  1,264 $  2,325
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $  8,227 $  8,411  $ 14,559 $ 13,475
    Increase (decrease) in
      provision for insured events
      of prior years ................      769   (1,158)    2,503      699
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $  8,996 $  7,253  $ 17,062 $ 14,174
                                      ======== ========  ======== ========
Catastrophe losses .................. $    393 $    354  $    602 $  1,003
                                      ======== ========  ======== ========
<PAGE 13>

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------

     Premiums earned increased 8.2 percent for the three months and 1.1 percent for the six months ended June 30, 2000 from the same periods in 1999. The increase for the three months ended June 30, 2000 is primarily due to the addition of several new contracts. The increase for the six months ended June 30, 2000 is distorted by the delayed reporting of several foreign reinsurance contracts written in 1998 that were included in the results of the first quarter of 1999. The majority of the reinsurance subsidiary's reinsurance contracts renew on January 1 and premium rates for those renewals were relatively flat. However, industry premium rates have improved during the first six months of 2000 and premium rate increases have been implemented on the reinsurance contracts that renewed during the second quarter. Despite these rate increases, which have varied from very modest to significant depending on prior loss experience, overall premium rate adequacy is not expected to improve significantly during 2000. This is due to the fact that a large portion of the assumed book of business will not receive rate increases in 2000 and those implemented during 2000 will not be fully recognized.

     Losses and settlement expenses increased 24.0 percent for the three months and 20.4 percent for the six months ended June 30, 2000 from the same periods in 1999. These increases are primarily due to an unusually large increase in loss severity, particularly on property contracts. In addition, results for the second quarter of 2000 reflect increased loss activity in the workers' compensation line of business. Results for both the three months and six months ended June 30, 2000 were negatively impacted by significant levels of adverse development on prior years' reserves, including $800,000 related to December 1999 storms in Europe and $800,000 related to other 1999 property losses.

     Acquisition and other expenses decreased 26.1 percent for the three months and 18.2 percent for the six months ended June 30, 2000 from the same periods in 1999. These decreases are attributed to $839,000 of commission income recorded during the second quarter of 2000. This commission income includes $420,000 of profit share commission associated with an outside reinsurance contract that the reinsurance subsidiary pays for to protect Employers Mutual from catastrophic losses on the assumed book of business and $419,000 of contingent commission that was returned to a reinsurance pool by a ceding company client because of loss experience on a treaty.

     The underwriting results of the reinsurance subsidiary continue to be negatively impacted by reduced premium rate levels and increased loss severity. Industry premium rate levels improved during the first six months of 2000; however, the excess capacity that led to the reduction in premium rate levels continues to exist. Underwriting results of the reinsurance subsidiary are not expected to improve significantly during the last six months of 2000 since the majority of the contracts were renewed in January at flat rates; however, underwriting results for 2001 should benefit from the improving rate environment. Employers Mutual will continue to work toward improving profitability on the assumed book of business by accepting a larger share of coverage on desirable programs, strengthening its relationships with reinsurance intermediaries and monitoring premium growth.

<PAGE 14>
                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------

Parent Company

     Operating loss before income taxes totaled $35,000 and $65,000 for the three months and six months ended June 30, 2000 compared to $66,000 and $61,000 for the same periods in 1999. Operating expenses of the Company declined during the first six months of 2000; however, interest income, the Company's primary source of income, also declined as a result of a decrease in the average invested asset balance.


LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a portion of the investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio, excluding investments in equity securities, is invested in securities with maturity dates that approximate the anticipated liabilities of the insurance issued.

     The Company considers itself to be a long-term investor and generally purchases fixed maturity investments with the intent to hold them to maturity. The Company has previously classified a portion of its investments in fixed maturity securities, primarily bonds issued by municipalities and corporations, as available-for-sale securities to provide flexibility in the management of the portfolio. Beginning in the third quarter of 1999, all newly acquired securities are being classified as available-for-sale to provide increased management flexibility. Unrealized holding losses on fixed maturity securities available-for-sale totaled $6,310,000 at June 30, 2000 compared to $7,539,000 at December 31, 1999. The decline in the market value of these investments is primarily due to an increase in interest rates. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant. At June 30, 2000 a valuation allowance of $397,000 was established for the deferred tax asset associated with the net unrealized holding losses on the Company's available-for-sale securities. This valuation allowance was established due to uncertainties concerning the future realization of the tax benefit. At December 31, 1999 the valuation allowance was $1,233,000.

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

     During the third quarter of 1999, the Company began participating in a securities-lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time. The Company receives a fee for each security loaned out under this program and requires initial collateral equal to 102 percent of the market value of the loaned securities.

<PAGE 15>
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

     During the first six months of 2000, the Company generated positive cash flows from operations of $7,107,566 compared to $10,311,274 for the same period of 1999.

     During the second quarter of 1999 the Company completed a $3,000,000 stock repurchase plan that was approved by its Board of Directors on November 20, 1998. A total of 254,950 shares of common stock were repurchased under this plan at an average cost of $11.76 per share.


IMPACT OF YEAR 2000 REMEDIATION ON OPERATIONS

     The Year 2000 issue presented both operational and underwriting risks to the Company. Operational risks included the failure of computer systems and equipment owned and operated by Employers Mutual, as well as those owned and operated by vendors and other parties with which the Company conducts business. Underwriting risks included, but were not limited to, potential claims by the Company's policyholders to recover losses due to interruption of business or liability to third parties that resulted from the failure of computer systems.

     To date, the Company has not encountered any problems as a result of the Year 2000 date rollover. All of the Company's systems are functioning normally. In addition, the Company has not encountered any problems with any vendor-supplied hardware or software. The Company continues to monitor the situation closely for any potential Year 2000 issues.

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

<PAGE 16>
                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which defers the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". SFAS 138 addresses a limited number of Statement 133 implementation issues, and is effective for fiscal years beginning after June 15, 2000. Currently, the Company's investment strategy does not include investments in derivative instruments or hedging activities. Accordingly, adoption of these statements is not expected to have any effect on the operating results of the Company.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

     The main objectives in managing the investment portfolios of the Company are to maximize after-tax investment income and total investment return while minimizing credit risks, in order to provide maximum support for the underwriting operations. Investment strategies are developed based upon many factors including underwriting results and the Company's resulting tax position, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are centrally managed by investment professionals and are supervised by an investment committee composed of representatives from each of the Company's subsidiary's board of directors.

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

<PAGE 17>
                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, CONTINUED
-------  ---------------------------------------------------------------------

     Interest rate risk includes the price sensitivity of a fixed maturity security to changes in interest rates and the affect on future earnings from short-term investments and maturing long-term investments, given a change in interest rates. The following analysis illustrates the sensitivity of the Company's financial instruments to selected changes in market rates and prices. A hypothetical one percent increase in interest rates as of June 30, 2000 would result in a corresponding pre-tax decrease in the fair value of the fixed maturity portfolios of approximately $22,584,000 or 5.5 percent. In addition, a hypothetical one percent decrease in interest rates at June 30, 2000 would result in a corresponding decrease in pre-tax income over the next twelve months of approximately $292,000, assuming the current maturity and prepayment patterns. The Company monitors interest rate risk through the analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter term instruments given the results of interest rate simulations and judgments of cash flow needs. The effective duration of the fixed maturity portfolio at June 30, 2000 was 5.29 years.

     The valuation of the Company's marketable equity portfolios is subject to equity price risk. In general, equities have more year-to-year price variability than bonds. However, returns from equity securities over longer time frames have been consistently higher. The Company invests in a diversified portfolio of readily marketable equity securities. A hypothetical 10 percent decrease in the S&P 500 as of June 30, 2000 would result in a corresponding pretax decrease in the fair value of the Company's equity portfolio of approximately $2,959,000.

     The Company invests in high quality fixed maturity securities, thus minimizing credit quality risk. At June 30, 2000 the portfolio of long-term fixed maturity securities consists of 13.6 percent U.S. Treasury, 13.1 percent government agency, 13.6 percent mortgage-backed, 23.0 percent municipal, and
36.7 percent corporate securities. At December 31, 1999 the portfolio of long-term fixed maturity securities consisted of 15.0 percent U.S. Treasury,
13.9 percent government agency, 15.2 percent mortgage-backed, 24.6 percent municipal, and 31.3 percent corporate securities. No securities are below investment grade.

     Prepayment risk refers to the changes in prepayment patterns that can either shorten or lengthen the expected timing of the principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within the portfolio of mortgage-backed securities. The prepayment risk analysis is monitored regularly through the analysis of interest rate simulations. At June 30, 2000 the effective duration of the mortgage-backed securities is 4.1 years with an average life and current yield of 7.1 years and 7.7 percent, respectively. At December 31, 1999 the effective duration of the mortgage-backed securities was 4.4 years with an average life and current yield of 7.5 years and 7.7 percent, respectively.

<PAGE 18>
                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ----------------------------------------------------

    (a)  Annual Meeting of Stockholders
         EMC Insurance Group Inc.
         May 25, 2000

    (b) The following seven persons were elected to serve as directors of the Company for the ensuing year:

         George C. Carpenter III        Elwin H. Creese
         David J. Fisher                Bruce G. Kelley
         George W. Kochheiser           Raymond A. Michel
         Fredrick A. Schiek

    (c)  Items voted upon and number of votes cast:

         1.  Election of directors

                                         Votes         Votes
                     Nominee            Cast for      Withheld
             -----------------------   ----------    ---------
             George C. Carpenter III   10,654,281     113,535
             Elwin H. Creese           10,646,123     121,693
             David J. Fisher           10,658,596     109,220
             Bruce G. Kelley           10,605,464     162,352
             George W. Kochheiser      10,654,595     113,221
             Raymond A. Michel         10,654,281     113,535
             Fredrick A. Schiek        10,599,175     168,641

         2. Proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company:

               For 10,742,136    Against  7,410   Withheld 18,270
                  ------------          --------          --------
             The total number of qualified shares voted by proxy is: 10,767,816

    (d)  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

    (a)  None.

    (b) No Form 8-K was filed by the registrant during the quarter ended June 30, 2000.

<PAGE 19>
                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

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


                              EMC INSURANCE GROUP INC.
                              Registrant



                              /s/  Bruce G. Kelley
                              -------------------------
                              Bruce G. Kelley
                              President & Chief Executive Officer



                              /s/  Mark Reese
                              -------------------------
                              Mark Reese
                              Vice President and
                              Chief Financial Officer

Date: August 14, 2000

<PAGE 20>