Form 10-Q
period 2000-09-30
EMC INSURANCE GROUP INC
filed 2000-11-14
CIK 356130

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2000
                               ---------------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to____________________

Commission File Number: 0-10956


                           EMC INSURANCE GROUP INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Iowa                                              42-6234555
-------------------------------                            -----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


 717 Mulberry Street, Des Moines, Iowa                           50309
---------------------------------------                       ----------
(Address of principal executive office)                       (Zip Code)


                                (515) 280-2902
              --------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                   ------    ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at October 31, 2000
                  -----                      -------------------------------
     Common stock, $1.00 par value                     11,293,509


Total pages   20

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS



                                                   September 30, December 31,
                                                       2000          1999
                                                   ------------  ------------
ASSETS
Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (fair value $119,628,799 and $126,679,065)   $118,789,773  $127,204,160
    Securities available-for-sale, at fair value
      (amortized cost $286,967,854 and
      $263,720,333) ..............................  283,051,725   256,181,429
  Equity securities available-for-sale, at fair
    value (cost $28,511,816 and $28,494,631) .....   35,325,488    32,408,272
  Short-term investments, at cost ................   16,448,135    20,164,210
                                                   ------------  ------------
           Total investments .....................  453,615,121   435,958,071

Cash .............................................    2,441,692     1,508,678
Indebtedness of related party ....................    1,415,252             -
Accrued investment income ........................    6,269,432     6,886,939
Accounts receivable (net of allowance for
  uncollectible accounts of $634,000 and $633,000)      766,552     3,293,537
Income taxes recoverable .........................      841,250     1,537,000
Reinsurance receivables ..........................   12,805,859    11,129,365
Deferred policy acquisition costs ................   16,582,105    13,619,192
Deferred income taxes ............................   17,697,458    18,121,317
Intangible assets, including goodwill, at cost
  less accumulated amortization of $2,448,093
  and $2,347,208 .................................    1,109,727     1,210,612
Prepaid reinsurance premiums .....................    2,452,528     1,280,564
Securities lending collateral (note 2) ...........   52,397,543    45,818,533
Other assets .....................................    1,111,186     2,030,703
                                                   ------------  ------------
           Total assets .......................... $569,505,705  $542,394,511
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS



                                                  September 30,  December 31,
                                                       2000          1999
                                                   ------------  ------------
LIABILITIES
Losses and settlement expenses ................... $275,147,791  $266,514,024
Unearned premiums ................................   78,442,065    64,991,129
Other policyholders' funds .......................      759,480     1,093,254
Indebtedness to related party ....................            -     3,886,559
Postretirement benefits ..........................    7,458,897     6,768,219
Deferred income ..................................       95,289       158,831
Securities lending obligation (note 2) ...........   52,397,543    45,818,533
Other liabilities ................................    9,576,272    11,247,685
                                                   ------------  ------------
       Total liabilities .........................  423,877,337   400,478,234
                                                   ------------  ------------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,293,509
  shares in 2000 and 11,265,232 shares in 1999 ...   11,293,509    11,265,232
Additional paid-in capital .......................   65,539,981    65,333,686
Accumulated other comprehensive income (loss) ....    1,912,380    (3,625,263)
Retained earnings ................................   66,882,498    68,942,622
                                                   ------------  ------------
       Total stockholders' equity ................  145,628,368   141,916,277
                                                   ------------  ------------
       Total liabilities and stockholders' equity  $569,505,705  $542,394,511
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME



                               Three months ended       Nine months ended
                                  September 30,           September 30,
                            ----------------------- -------------------------
                                2000        1999        2000         1999
                            ----------- ----------- ------------ ------------
REVENUES:
  Premiums earned ..........$58,617,746 $52,596,314 $167,177,512 $153,295,867
  Investment income, net ...  7,328,475   6,669,304   21,508,117   19,030,740
  Realized investment gains     574,984   1,313,608      904,237    1,559,775
  Other income .............    271,702     705,520    1,264,753    1,982,028
                            ----------- ----------- ------------ ------------
                             66,792,907  61,284,746  190,854,619  175,868,410
                            ----------- ----------- ------------ ------------
LOSSES AND EXPENSES:
  Losses and settlement
    expenses ............... 46,971,850  44,080,785  135,845,029  126,844,057
  Dividends to policyholders    630,354     729,623    1,147,760    1,711,209
  Amortization of deferred
    policy acquisition costs 12,561,548  11,458,397   36,759,123   34,573,674
  Other underwriting
    expenses ...............  4,852,337   4,675,398   12,846,085   13,520,600
  Other expenses ...........    347,890     254,815    1,117,982    1,198,793
                            ----------- ----------- ------------ ------------
                             65,363,979  61,199,018  187,715,979  177,848,333
                            ----------- ----------- ------------ ------------
    Income (loss) before
      income tax expense
      (benefit) ............  1,428,928      85,728    3,138,640   (1,979,923)
                            ----------- ----------- ------------ ------------
INCOME TAX EXPENSE
  (BENEFIT):
    Current ................    574,237     157,457      682,711     (860,930)
    Deferred ...............   (349,525)   (864,387)    (561,305)  (1,961,227)
                            ----------- ----------- ------------ ------------
                                224,712    (706,930)     121,406   (2,822,157)
                            ----------- ----------- ------------ ------------
        Net income .........$ 1,204,216 $   792,658 $  3,017,234 $    842,234
                            =========== =========== ============ ============

Net income per common
  share - basic and diluted $       .11 $       .07 $        .27 $        .07
                            =========== =========== ============ ============

Dividends per common share  $       .15 $       .15 $        .45 $        .45
                            =========== =========== ============ ============

Average number of common
  shares outstanding - basic
  and diluted .............. 11,290,979  11,259,339   11,281,968   11,352,828
                            =========== =========== ============ ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                               Three months ended       Nine months ended
                                  September 30,           September 30,
                             ----------------------- -----------------------
                                 2000        1999        2000       1999
                             ----------- ----------- ----------- -----------

Net income ................. $ 1,204,216 $   792,658 $ 3,017,234 $   842,234
                             ----------- ----------- ----------- -----------
OTHER COMPREHENSIVE INCOME:
  Unrealized holding
    gains (losses) arising
    during the period,
    before deferred income
    tax expense (benefit) ..   4,639,391  (5,582,204)  7,427,043 (12,836,451)
  Deferred income tax
    expense (benefit) ......   1,180,658  (1,168,027)  1,292,604  (3,634,473)
                             ----------- ----------- ----------- -----------
                               3,458,733  (4,414,177)  6,134,439  (9,201,978)
                             ----------- ----------- ----------- -----------
  Reclassification
    adjustment for gains
    included in net
    income, before income
    tax expense ............    (574,984) (1,305,677)   (904,237) (1,551,844)
  Income tax expense .......     195,495     443,930     307,441     527,627
                             ----------- ----------- ----------- -----------
                                (379,489)   (861,747)   (596,796) (1,024,217)
                             ----------- ----------- ----------- -----------
        Other comprehensive
          income (loss) ....   3,079,244  (5,275,924)  5,537,643 (10,226,195)
                             ----------- ----------- ----------- -----------
        Total comprehensive
          income (loss) .... $ 4,283,460 $(4,483,266)$ 8,554,877 $(9,383,961)
                             =========== =========== =========== ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       Nine months ended
                                                         September 30,
                                                  --------------------------
                                                      2000          1999
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................... $  3,017,234  $    842,234
                                                  ------------  ------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Losses and settlement expenses ............    8,633,767    10,764,945
      Unearned premiums .........................   13,450,936     9,436,164
      Other policyholders' funds ................     (333,774)       69,081
      Deferred policy acquisition costs .........   (2,962,913)   (2,259,428)
      Indebtedness of related party .............   (5,301,811)      730,765
      Accrued investment income .................      617,507       (36,864)
      Accrued income taxes:
        Current .................................      695,750     2,006,000
        Deferred ................................     (561,304)   (1,961,227)
      Realized investment gains .................     (904,237)   (1,559,775)
      Postretirement benefits ...................      690,678       566,795
      Reinsurance receivables ...................   (1,676,494)   (1,045,812)
      Prepaid reinsurance premiums ..............   (1,171,964)     (681,938)
      Amortization of deferred income ...........      (63,542)      (93,217)
      Other, net ................................    1,778,802    (4,219,194)
                                                  ------------  ------------
                                                    12,891,401    11,716,295
                                                  ------------  ------------
        Net cash provided by
          operating activities .................. $ 15,908,635  $ 12,558,529
                                                  ------------  ------------

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                                       Nine months ended
                                                         September 30,
                                                  --------------------------
                                                      2000          1999
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed maturity securities
    held-to-maturity ............................ $          -  $(13,459,276)
  Maturities of fixed maturity securities
    held-to-maturity ............................    8,442,086    34,723,949
  Purchases of fixed maturity securities
    available-for-sale ..........................  (39,542,271) (100,878,679)
  Disposals of fixed maturity securities
    available-for-sale ..........................   16,882,174    79,616,230
  Purchases of equity securities
    available-for-sale ..........................  (16,781,588)  (17,742,273)
  Disposals of equity securities
    available-for-sale ..........................   17,150,692    17,852,208
  Net sales (purchases) of short-term investments    3,716,072    (5,086,957)
                                                  ------------  ------------
    Net cash used in investing activities .......  (10,132,835)   (4,974,798)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................      234,572       248,129
  Repurchase of common stock ....................            -    (2,998,677)
  Dividends paid to stockholders ................   (5,077,358)   (5,103,276)
                                                  ------------  ------------
      Net cash used in financing activities .....   (4,842,786)   (7,853,824)
                                                  ------------  ------------
NET INCREASE (DECREASE) IN CASH .................      933,014      (270,093)
Cash at beginning of year .......................    1,508,678     2,133,056
                                                  ------------  ------------
Cash at end of quarter .......................... $  2,441,692  $  1,862,963
                                                  ============  ============
Income taxes recovered .......................... $    (13,122) $ (2,877,492)
Interest paid ................................... $     12,587  $    107,895


See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000

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

Note 2
------

The Company participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time. The Company receives a fee for each security loaned out under this program and requires initial collateral, primarily cash, equal to 102 percent of the market value of the loaned securities. This collateral is recorded as an asset, along with a corresponding liability, on the Company's balance sheet.

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

In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of this statement is not expected to have any effect on the operating results of the Company.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

OVERVIEW

     EMC Insurance Group Inc., an approximately 76 percent-owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing
81.5 percent of consolidated premiums earned. For purposes of this discussion, the term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------

CONSOLIDATED RESULTS OF OPERATIONS

     Operating results for the three months and nine months ended September 30, 2000 and 1999 are as follows:

                                     Three months ended  Nine months ended
                                        September 30,      September 30,
                                      -----------------  -----------------
($ in thousands)                        2000     1999      2000     1999
                                      -------- --------  -------- --------

Premiums earned ..................... $ 58,618 $ 52,596  $167,178 $153,296
Losses and settlement expenses ......   46,972   44,081   135,845  126,844
Acquisition and other expenses ......   18,044   16,863    50,753   49,806
                                      -------- --------  -------- --------
Underwriting loss ...................   (6,398)  (8,348)  (19,420) (23,354)
Net investment income ...............    7,328    6,669    21,508   19,031
Other (loss) income .................      (76)     451       147      783
                                      -------- --------  -------- --------
Operating income (loss) before
  income tax expense (benefit) ......      854   (1,228)    2,235   (3,540)
Realized investment gains ...........      575    1,314       904    1,560
                                      -------- --------  -------- --------
Income (loss) before income tax
  expense (benefit) .................    1,429       86     3,139   (1,980)
Income tax expense (benefit) ........      225     (707)      122   (2,822)
                                      -------- --------  -------- --------
Net income .......................... $  1,204 $    793  $  3,017 $    842
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 48,053 $ 47,235  $140,080 $134,135
    Decrease in provision for
      insured events of prior years     (1,081)  (3,154)   (4,235)  (7,291)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 46,972 $ 44,081  $135,845 $126,844
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  2,252 $  2,117  $  7,683 $  8,211
                                      ======== ========  ======== ========

     Operating results before income taxes improved for both the three months and nine months ended September 30, 2000 as compared to the same periods in 1999, but continue to be constrained by inadequate premium rate levels that have resulted from several years of intense rate competition within the insurance industry. The improvement in the 2000 operating results is attributed to a moderate improvement in overall premium rate adequacy, a slight decline in loss frequency and a sizable increase in investment income. Overall premium rate adequacy continued to show moderate improvement during the third quarter of 2000 and this trend is expected to continue; however, it will take time for premium rates to return to adequate levels due to the competitive rate environment that persists in the insurance industry. The improvement in premium rate adequacy will have a positive impact on future operating results, but the unpredictable nature of catastrophe and storm losses will remain. In the meantime, management continues to work toward improving profitability through re-underwriting programs for both the existing book of business and the agency force.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------

     Premiums earned increased 11.4 percent for the three months and 9.1 percent for the nine months ended September 30, 2000 from the same periods in 1999. This growth in premium income, which is well above the industry average of approximately 2.0 percent, is primarily associated with the property and casualty insurance segment. Applications for insurance coverage have increased significantly in the first nine months of 2000 as some of the Company's competitors have withdrawn from certain markets or implemented large, mandatory across-the-board rate increases regardless of loss experience. The Company has been selective in the insurance risks it has accepted and has been able to price both new and renewal business at more adequate levels. The combination of these factors has contributed to the strong growth rate.

     Losses and settlement expenses increased 6.6 percent for the three months and 7.1 percent for the nine months ended September 30, 2000 from the same periods in 1999. Overall loss frequency has declined in the property and casualty insurance segment during the first nine months of 2000, but this improvement has been partially offset by increased loss experience in the reinsurance segment. Active storm patterns have kept catastrophe and storm losses at an elevated level, compounding the impact of inadequate premium rates. The benefit provided by the development of prior years' reserves declined for both the three months and nine months ended September 30, 2000, but remained positive. The Company has historically experienced favorable development in its reserves and reserving practices have not been changed; however, the amount of development experienced will fluctuate from quarter to quarter and from year to year as individual claims are settled.

     Acquisition and other expenses increased 7.0 percent for the three months and 1.9 percent for the nine months ended September 30, 2000 from the same periods in 1999. These increases, which are less than the increases in premium income noted above, reflect a decline in profit sharing expenses due to the recent deterioration in the profitability of the underlying insurance policies. The increase for the first nine months of 2000 was further limited by $839,000 of commission income recorded by the reinsurance subsidiary during the second quarter of 2000 and a modest increase in the estimate of deferrable acquisition expenses recorded by the property and casualty insurance segment during the first half of 2000.

     Net investment income increased 9.9 percent for the three months and 13.0 percent for the nine months ended September 30, 2000 from the same periods in 1999. These increases reflect the combination of a higher average invested balance in fixed-maturity securities and an increase in the average rate of return earned on the fixed-maturity portfolio. During 2000 and 1999 the Company sold approximately $14,000,000 and $55,000,000, respectively, of tax-exempt securities and reinvested the proceeds into taxable securities in order to achieve a better rate of return after taxes.

     The Company reported income tax expense for both the three months and nine months ended September 30, 2000 compared to an income tax benefit for the same periods in 1999. This change in tax status is primarily due to the Company's improved operating results, but also reflects the change in asset allocation from tax-exempt securities to taxable securities noted above. Also contributing to the increase in income tax expense for the nine months ended September 30, 2000 is $176,000 of income tax expense generated by a required change in the tax method used to recognize installment premiums.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------

SEGMENT RESULTS

Property and Casualty Insurance

     Operating results for the three months and nine months ended September 30, 2000 and 1999 are as follows:

                                     Three months ended  Nine months ended
                                        September 30,      September 30,
                                      ------------------------------------
($ in thousands)                        2000     1999      2000     1999
                                      -------- --------  -------- --------

Premiums earned ..................... $ 47,112 $ 42,628  $136,179 $124,044
Losses and settlement expenses ......   37,124   35,625   108,935  104,214
Acquisition and other expenses ......   14,050   13,775    41,601   40,413
                                      -------- --------  -------- --------
Underwriting loss ...................   (4,062)  (6,772)  (14,357) (20,583)
Net investment income ...............    5,290    4,711    15,354   13,425
Other (loss) income .................      (24)     491       389    1,013
                                      -------- --------  -------- --------
Operating income (loss)
  before income taxes ............... $  1,204 $ (1,570) $  1,386 $ (6,145)
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 37,203 $ 38,883  $114,671 $112,308
    Decrease in provision for
      insured events of prior years..      (79)  (3,258)   (5,736)  (8,094)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 37,124 $ 35,625  $108,935 $104,214
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  2,233 $  1,969  $  7,062 $  7,060
                                      ======== ========  ======== ========

     Premiums earned increased 10.5 percent for the three months and 9.8 percent for the nine months ended September 30, 2000 from the same periods in 1999. These increases reflect an increase in policy count and exposure base in the commercial lines of business, as well as rate increases in both the commercial and personal lines of business. Overall premium rate adequacy continued to improve during the third quarter of 2000 as the Company implemented rate increases in both the personal and commercial lines of business. Management expects premium rate adequacy to improve further during the remainder of 2000 as the rate increases implemented in 1999 and 2000 become more fully recognized.

     Losses and settlement expenses increased 4.2 percent for the three months and 4.5 percent for the nine months ended September 30, 2000 from the same periods in 1999. These increases, which are less than the increases in premium income noted above, reflect a decline in overall loss frequency from the elevated levels experienced during 1999. Catastrophe and storm losses continue to have a significant impact on operating results due to the persistence of active storm patterns.

     Acquisition and other expenses increased 2.0 percent for the three months and 2.9 percent for the nine months ended September 30, 2000 from the same periods in 1999. Profit sharing expenses, which take the form of policyholder dividends and contingent commissions, have declined as a result of the recent deterioration in the profitability of the underlying insurance policies. As a result, acquisition and other expenses have not increased at the same pace as premium income. Results for the first nine months of 2000 also reflect a moderate increase in the estimate of deferrable acquisition expenses.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------

     Underwriting results for the three months and nine months ended September 30, 2000 improved from the same periods in 1999, but continue to be constrained by the competitive rate environment of the insurance industry. Premium rate levels are showing improvement, but this improvement has been moderate and it will take time for rates to return to adequate levels. Underwriting results are expected to improve gradually, but steadily, as the Company realizes the positive impact of various initiatives implemented during the past couple of years and as additional rate increases are implemented.
The Company continues to work toward improving profitability through re-underwriting programs for both the existing book of business and the agency force.


Reinsurance

     Operating results for the three months and nine months ended September 30, 2000 and 1999 are as follows:

                                     Three months ended  Nine months ended
                                        September 30,      September 30,
                                      -----------------  -----------------
($ in thousands)                        2000     1999      2000     1999
                                      -------- --------  -------- --------

Premiums earned ..................... $ 11,506 $  9,968  $ 30,999 $ 29,252
Losses and settlement expenses ......    9,848    8,456    26,910   22,630
Acquisition and other expenses ......    3,994    3,088     9,152    9,393
                                      -------- --------  -------- --------
Underwriting loss ...................   (2,336)  (1,576)   (5,063)  (2,771)
Net investment income ...............    1,949    1,847     5,895    5,302
Other income ........................       19       28        64       93
                                      -------- --------  -------- --------
Operating (loss) income before
  income taxes ...................... $   (368)$    299  $    896 $  2,624
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 10,850 $  8,352  $ 25,409 $ 21,827
    (Decrease) increase in
      provision for insured events
      of prior years ................   (1,002)     104     1,501      803
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $  9,848 $  8,456  $ 26,910 $ 22,630
                                      ======== ========  ======== ========
Catastrophe losses .................. $     19 $    148  $    621 $  1,151
                                      ======== ========  ======== ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------

     Premiums earned increased 15.4 percent for the three months and 6.0 percent for the nine months ended September 30, 2000 from the same periods in 1999. The increase for the three months ended September 30, 2000 includes approximately $750,000 associated with a change in the estimate of "earned but not reported" premium income from foreign reinsurance contracts. Due to the time lag in reporting of foreign reinsurance contracts, estimated amounts of premium income and related losses and expenses are booked on quarterly basis. These estimates are adjusted when the reported amounts deviate from the estimates. The remainder of the increase for 2000 is attributed to the addition of several new contracts and growth on existing contracts. The increase for the first nine months of 2000 is distorted by the delayed reporting of several foreign reinsurance contracts written in 1998 that were included in the results of the first quarter of 1999. The majority of the reinsurance subsidiary's reinsurance contracts renew on January 1 and premium rates for those renewals were relatively flat. However, industry premium rates have improved during the first nine months of 2000 and premium rate increases have been implemented on the reinsurance contracts that renewed during the second and third quarters. Despite these rate increases, which have varied from very modest to significant depending on prior loss experience, overall premium rate adequacy is not expected to improve significantly during 2000. This is due to the fact that a large portion of the assumed book of business will not receive rate increases in 2000 and those implemented during 2000 will not be fully recognized.

      Losses and settlement expenses increased 16.5 percent for the three months and 18.9 percent for the nine months ended September 30, 2000 from the same periods in 1999. These increases reflect the increase in production noted above. Results for 2000 have been negatively impacted by an unusually large increase in loss severity, particularly on aggregate treaties and property contracts. Additional losses from 1999 storms and increased loss activity in the workers' compensation line of business also contributed to the large increases. Results for the first nine months of 2000 have also been negatively impacted by adverse development on prior years' reserves, including $800,000 related to December 1999 storms in Europe and $1,600,000 related to other 1999 property losses.

     Acquisition and other expenses increased 29.3 percent for the three months and decreased 2.6 percent for the nine months ended September 30, 2000 from the same periods in 1999. The increase for the three months ended September 30, 2000 reflects the large increase in premium income and an increase in the reserve for contingent commissions. The decrease for the first nine months of 2000 is attributed to $839,000 of commission income recorded during the second quarter of 2000. This commission income includes $420,000 of profit share commission associated with an outside reinsurance contract that the reinsurance subsidiary pays for to protect Employers Mutual from catastrophic losses on the assumed book of business and $419,000 of contingent commission that was returned to a reinsurance pool by a ceding company client because of loss experience on a treaty.

     The underwriting results of the reinsurance subsidiary continue to be negatively impacted by reduced premium rate levels and increased loss severity. Industry premium rate levels have improved during the first nine months of 2000; however, the excess capacity that led to the reduction in premium rate levels continues to exist. Underwriting results of the reinsurance subsidiary are not expected to improve significantly during the last three months of 2000 since the majority of the contracts were renewed in January at flat rates, but underwriting results for 2001 should benefit from the improving rate environment. Employers Mutual will continue to work toward improving profitability on the assumed book of business by accepting a larger share of coverage on desirable programs, strengthening its relationships with reinsurance intermediaries and monitoring premium growth.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------

Parent Company

     Operating results before income taxes totaled $18,000 and ($47,000) for the three months and nine months ended September 30, 2000 compared to $43,000 and ($19,000) for the same periods in 1999. The decline in operating results is primarily due to a reduction in investment income that has resulted from a decline in the invested asset balance.


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

     The Company considers itself to be a long-term investor and generally purchases fixed maturity investments with the intent to hold them to maturity. The Company has previously classified a portion of its investments in fixed maturity securities, primarily bonds issued by municipalities and corporations, as available-for-sale securities to provide flexibility in the management of the portfolio. Beginning in the third quarter of 1999, all newly acquired securities are being classified as available-for-sale to provide increased management flexibility. Unrealized holding losses on fixed maturity securities available-for-sale totaled $3,916,000 at September 30, 2000 compared to $7,539,000 at December 31, 1999. The decline in the market value of these investments is primarily due to an increase in interest rates. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant. At December 31, 1999 the Company established a valuation allowance of $1,233,000 for the deferred tax asset associated with the unrealized holding losses on the Company's available-for-sale securities. This valuation allowance was established due to uncertainties concerning the future realization of the tax benefit. At September 30, 2000 the Company had a net unrealized holding gain on its available-for-sale securities, a related deferred tax liability, and no valuation allowance.

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

     During the third quarter of 1999, the Company began participating in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time. The Company receives a fee for each security loaned out under this program and requires initial collateral, primarily cash, equal to 102 percent of the market value of the loaned securities. This collateral is recorded as an asset, along with a corresponding liability, on the Company's balance sheet.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------

     During 1999 and 2000 the Company disposed of approximately $55,000,000 and $14,000,000, respectively, of investments in tax-exempt fixed maturity securities and reinvested the proceeds in taxable fixed maturity securities. This change in asset allocation is not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.

      The major ongoing sources of the Company's liquidity are insurance premium income, investment income, and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends and investment purchases.

     During the first nine months of 2000, the Company generated positive cash flows from operations of $15,908,635 compared to $12,558,529 for the same period of 1999.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which defers the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB statement No. 133". SFAS 138 addresses a limited number of Statement 133 implementation issues, and is effective for fiscal years beginning after June 15, 2000. Currently, the Company's investment strategy does not include investments in derivative instruments or hedging activities. Accordingly, adoption of these statements is not expected to have any effect on the operating results of the Company.

In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of this statement is not expected to have any effect on the operating results of the Company.


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

     Interest rate risk includes the price sensitivity of a fixed maturity security to changes in interest rates and the affect on future earnings from short-term investments and maturing long-term investments, given a change in interest rates. The following analysis illustrates the sensitivity of the Company's financial instruments to selected changes in market rates and prices. A hypothetical one percent increase in interest rates as of September 30, 2000 would result in a corresponding pre-tax decrease in the fair value of the fixed maturity portfolios of approximately $23,407,000 or 5.5 percent. In addition, a hypothetical one percent decrease in interest rates at September 30, 2000 would result in a corresponding decrease in pre-tax income over the next twelve months of approximately $339,000, assuming the current maturity and prepayment patterns. The Company monitors interest rate risk through the analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter term instruments given the results of interest rate simulations and judgments of cash flow needs. The effective duration of the fixed maturity portfolio at September 30, 2000 was 5.31 years.

     The valuation of the Company's marketable equity portfolios is subject to equity price risk. In general, equities have more year-to-year price variability than bonds. However, returns from equity securities over longer time frames have been consistently higher. The Company invests in a diversified portfolio of readily marketable equity securities. A hypothetical 10 percent decrease in the S&P 500 as of September 30, 2000 would result in a corresponding pre-tax decrease in the fair value of the Company's equity portfolio of approximately $3,116,000.

     The Company invests in high quality fixed maturity securities, thus minimizing credit quality risk. At September 30, 2000 the portfolio of long-term fixed maturity securities consists of 12.8 percent U.S. Treasury, 12.9 percent government agency, 13.0 percent mortgage-backed, 19.5 percent municipal, and 41.8 percent corporate securities. At December 31, 1999 the portfolio of long-term fixed maturity securities consisted of 15.0 percent U.S. Treasury, 13.9 percent government agency, 15.2 percent mortgage-backed,
24.6 percent municipal, and 31.3 percent corporate securities. No securities are below investment grade.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

-------  ---------------------------------------------------------------------

     Prepayment risk refers to the changes in prepayment patterns that can either shorten or lengthen the expected timing of the principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within the portfolio of mortgage-backed securities. The prepayment risk analysis is monitored regularly through the analysis of interest rate simulations. At September 30, 2000 the effective duration of the mortgage-backed securities is 3.9 years with an average life and current yield of 7.0 years and 7.6 percent, respectively. At December 31, 1999 the effective duration of the mortgage-backed securities was 4.4 years with an average life and current yield of 7.5 years and 7.7 percent, respectively.


PART II.  OTHER INFORMATION
--------  -----------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

    (a)  None.

(b) No Form 8-K was filed by the registrant during the quarter ended September 30, 2000.

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

Date: November 14, 2000