Form 10-K
period 2000-12-31
EMC INSURANCE GROUP INC
filed 2001-03-28
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
 (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]

             For the Fiscal Year Ended December 31, 2000

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]
         For the transition period from ___________ to ___________

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2001 was $28,336,844.

     The number of shares outstanding of the registrant's common stock, $1.00 par value, on March 1, 2001, were 11,298,276.

                     DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the registrant's annual report to stockholders for the year ended December 31, 2000 are incorporated by reference under Parts II and IV.

     2. Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission on or before April 19, 2001, are incorporated by reference under Part III.

                               TABLE OF CONTENTS

Part I
Item 1.  Business ........................................................   2
Item 2.  Properties ......................................................  22
Item 3.  Legal Proceedings ...............................................  22
Item 4.  Submission of Matters to a Vote of Security Holders .............  22

Part II
Item 5.  Market for Registrant's Common Equity and
            Related Stockholder Matters ..................................  22
Item 6.  Selected Financial Data .........................................  22
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..........................  22
Item 7A. Quantitative and Qualitative Disclosures about Market Risk ......  23
Item 8.  Financial Statements and Supplementary Data .....................  23
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ..........................  23

Part III
Item 10. Directors and Executive Officers of the Registrant ..............  24
Item 11. Executive Compensation ..........................................  25
Item 12. Security Ownership of Certain Beneficial Owners
            and Management ...............................................  25
Item 13. Certain Relationships and Related Transactions ..................  25

Part IV
Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K ..................................................  26
Index to Financial Statement Schedules ...................................  26
Signatures ...............................................................  29
Index to Exhibits ........................................................  39

                                    PART I
                                    ------
ITEM 1.   BUSINESS.
-------   ---------
GENERAL
-------
     EMC Insurance Group Inc. is an insurance holding company incorporated in Iowa in 1974. EMC Insurance Group Inc. is approximately 77 percent owned by Employers Mutual Casualty Company (Employers Mutual), a multiple-line property and casualty insurance company organized as an Iowa mutual insurance company in 1911 that is licensed in all 50 states and the District of Columbia. The term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate, are referred to as the "EMC Insurance Companies."

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


     Illinois EMCASCO was formed in Illinois in 1976, Dakota Fire was formed in North Dakota in 1957 and EMCASCO was formed in Iowa in 1958 for the purpose of writing property and casualty insurance. Farm and City was formed in Iowa in 1962 to write nonstandard risk automobile insurance and was purchased by the Company in 1984. These companies are licensed to write insurance in a total of 37 states and are participants in a pooling agreement with Employers Mutual (see "Property and Casualty Insurance - Pooling Agreement").

     The reinsurance subsidiary was formed in 1981 to assume reinsurance business from Employers Mutual. The company assumes a 100 percent quota share portion of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts, and is licensed to do business in nine states.

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

     Effective January 1, 1998, Farm and City, a subsidiary of the Company that writes nonstandard risk automobile insurance business, became a participant in the pooling agreement. Farm and City assumes a 1.5 percent participation in the pool, which increased the Company's aggregate participation in the pool from 22 percent in 1997 to 23.5 percent. In connection with this change in the pooling agreement, the Company's liabilities increased $6,224,586 and invested assets increased $5,569,567. The Company reimbursed Employers Mutual $726,509 for expenses that were incurred to generate the additional business assumed by the Company and Employers Mutual paid the Company $71,490 in interest income as the actual cash transfer did not occur until March 25, 1998.

PRINCIPAL PRODUCTS

     The Company's property and casualty insurance subsidiaries and the other parties to the pooling agreement underwrite both commercial and personal lines of insurance. The following table sets forth the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 2000. The pooling agreement is continuous, but may be amended or terminated at the end of any calendar year as to any one or more parties.

                                   Percent          Percent          Percent
                                     of               of               of
Line of Business            2000    total    1999    total    1998    total
----------------          --------  -----  --------  -----  --------  -----
                                        (Dollars in thousands)
Commercial Lines:
  Automobile ............ $177,937   21.2% $157,095   20.8% $131,317   18.9%
  Property ..............  135,639   16.2   118,939   15.8   115,815   16.6
  Workers' compensation    155,752   18.6   126,285   16.7   117,120   16.8
  Liability .............  141,184   16.8   122,528   16.2   115,377   16.6
  Other .................   17,380    2.0    16,666    2.2    15,470    2.2
                          --------  -----  --------  -----  --------  -----
   Total commercial lines  627,892   74.8   541,513   71.7   495,099   71.1
                          --------  -----  --------  -----  --------  -----

Personal Lines:
  Automobile ............  134,763   16.1   138,168   18.3   130,693   18.8
  Property ..............   73,996    8.8    73,380    9.7    68,365    9.8
  Liability .............    2,634    0.3     2,280    0.3     2,134    0.3
                          --------  -----  --------  -----  --------  -----
   Total personal lines    211,393   25.2   213,828   28.3   201,192   28.9
                          --------  -----  --------  -----  --------  -----
       Total ............ $839,285  100.0% $755,341  100.0% $696,291  100.0%
                          ========  =====  ========  =====  ========  =====

MARKETING

     Marketing of insurance by the parties to the pooling agreement, excluding the nonstandard risk automobile insurance sold by Farm and City, is conducted through 17 offices located throughout the United States and approximately 3,200 independent agencies. These offices allow the Company to respond quickly to changes in local market conditions. Each office employs underwriting, claims, marketing and risk improvement representatives, as well as field auditors and branch administrative technicians. The offices are supported by Employers Mutual technicians and specialists. Systems are in place to monitor the underwriting results of each office and to maintain guidelines and policies consistent with the underwriting and marketing environment in each region.

     Farm and City specializes in insuring private passenger automobile risks that are found to be unacceptable in the standard automobile insurance market. Farm and City is licensed in a six state area that includes Iowa, Kansas, Missouri, Nebraska, North Dakota and South Dakota. Private passenger automobile policies are solicited through the Independent Agency System using approximately 1,000 agencies.

     The following table sets forth the geographic distribution of the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 2000.

                                          2000        1999        1998
                                         ------      ------      ------
    Alabama ............................   3.2%        3.7%        3.7%
    Arizona ............................   3.8         3.7         3.7
    Illinois ...........................   4.8         4.8         5.2
    Iowa ...............................  17.4        18.1        19.3
    Kansas .............................   8.2         7.8         7.8
    Michigan ...........................   4.0         3.7         3.6
    Minnesota ..........................   3.5         3.6         3.8
    Nebraska ...........................   6.9         6.9         7.1
    North Carolina .....................   2.9         2.9         3.2
    North Dakota .......................   3.1         3.2         3.1
    Texas ..............................   5.3         4.9         4.4
    Wisconsin ..........................   4.5         4.3         4.4
    Other * ............................  32.4        32.4        30.7
                                         -----       -----       -----
                                         100.0%      100.0%      100.0%
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


BEST'S RATING

     A.M. Best rates insurance companies based on their relative financial strength and ability to meet their contractual obligations. The "A" (Excellent) rating assigned to the Company's property and casualty insurance subsidiaries and the other pool members is based on the pool members' 1999 operating results and financial condition as of December 31, 1999. A.M. Best reevaluates its ratings from time to time (normally on an annual basis) and there can be no assurance that the Company's property and casualty insurance subsidiaries and the other pool members will maintain their current rating in the future. Management believes that a Best's rating of "A" (Excellent) or better is important to the Company's business since many insureds require that companies with which they insure be so rated. Best's publications indicate that these ratings are assigned to companies which A.M. Best believes have achieved excellent overall performance and have a strong ability to meet their obligations over a long period of time. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not necessarily directed toward the protection of investors.

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

     During 1999 and 1998, the pool participants purchased aggregate property catastrophe excess of loss reinsurance to cover losses arising from multiple catastrophes. Due to substantial changes in both the terms and the cost of the coverage, this reinsurance protection was not renewed for year 2000. Had this reinsurance protection been renewed, there would have been no reinsurance recoveries in 2000 as the aggregate retention amount would not have been exceeded.

     A summary of the reinsurance treaties benefiting the parties to the pooling agreement as of December 31, 2000 is presented below. Retention amounts reflect the accumulated retentions of all layers within a treaty.

   Type of Reinsurance Treaty     Retention                Limits
   --------------------------   ------------     --------------------------
   Property per risk ........... $ 2,000,000     100 percent of $18,000,000
   Property catastrophe ........ $11,550,000      95 percent of $51,000,000
   Casualty .................... $ 2,000,000     100 percent of $38,000,000
    Workers' Compensation excess $         -      $20,000,000 excess of
                                                    $40,000,000
   Umbrella .................... $ 1,400,000*    100 percent of $ 8,600,000
   Fidelity .................... $   750,000     100 percent of $ 4,250,000
   Surety ...................... $ 1,450,000     100 percent of $10,550,000
   Boiler ...................... $         0     100 percent of $50,000,000

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

     The major participants in the pool members' reinsurance programs as of December 31, 2000 are presented below. The percentages represent the reinsurers' share of the total reinsurance protection under all coverages. Each type of coverage is purchased in layers, and an individual reinsurer may participate in more than one coverage and at various layers within these coverages. The property per risk, property catastrophe and casualty reinsurance programs are handled by a reinsurance intermediary (broker). The reinsurance of those programs is syndicated to approximately 48 domestic and foreign reinsurers.

     In formulating reinsurance programs, Employers Mutual is selective in its choice of reinsurers. Employers Mutual selects reinsurers on the basis of financial stability and long-term relationships, as well as price of the coverage. Reinsurers are generally required to have a Best's rating of "A-" or higher and policyholders' surplus of $50,000,000 ($100,000,000 for casualty reinsurance).

                                                         Percent
                                                        of total      2000
Property per risk, property catastrophe                reinsurance   Best's
and casualty coverages:                                protection    rating
---------------------------------------                -----------   ------
Underwriters at Lloyd's of London ....................     20.5%        A
Transatlantic Reinsurance Company ....................      8.9         A++
Zurich Reinsurance (North America), Inc ..............      6.5         A+
NAC Reinsurance Corporation ..........................      6.2         A+
X.L. Mid Ocean Reinsurance Company, Ltd ..............      5.6        (1)
AXA Reassurance ......................................      5.1         A+
Continental Casualty Company .........................      3.9         A

Workers' compensation excess coverage:
--------------------------------------
American United Life Insurance Company ...............     50.0         A+
Transatlantic Reinsurance Company ....................     50.0         A++

Umbrella coverage:
------------------
General Reinsurance Corporation ......................    100.0         A++

Fidelity and surety coverages:
------------------------------
SCOR Reinsurance Company .............................     42.0         A+
GE Reinsurance Corporation ...........................     20.0         A++
Signet Star Reinsurance Company ......................     20.0         A
Partner Reinsurance Company of the U.S. ..............     18.0         A

Boiler coverage:
----------------
Hartford Steam Boiler Inspection and Insurance Company    100.0         A+


(1)  Not rated.

     Premiums ceded under the pool members' reinsurance programs by all pool members and by the Company's property and casualty insurance subsidiaries for the year ended December 31, 2000 are presented below. Each type of reinsurance coverage is purchased in layers, and an individual reinsurer may participate in more than one coverage and at various layers within the coverages. Since each layer of each coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer's overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives.

                                                         Premiums ceded by
                                                     -----------------------
                                                                   Property
                                                                 and casualty
                                                       All pool   insurance
Reinsurer                                              members   subsidiaries
---------                                            ----------- ------------
General Reinsurance Corporation..................... $ 5,376,158 $  1,263,397
Hartford Steam Boiler Inspection & Insurance Company   3,103,477      729,317
NAC Reinsurance Corporation ........................   1,275,040      299,634
SCOR Reinsurance Company ...........................     996,109      234,086
Transatlantic Reinsurance Company ..................     779,697      183,229
Hartford Fire Insurance Company ....................     774,127      181,920
Signet Star Reinsurance Company ....................     762,110      179,096
Continental Casualty Company........................     707,987      166,377
GE Reinsurance Company .............................     583,719      137,174
AXA Reassurance Corporation ........................     565,571      132,909
Other Reinsurers ...................................   7,498,642    1,762,180
                                                     ----------- ------------
  Total ............................................ $22,422,637 $  5,269,319
                                                     =========== ============
     The parties to the pooling agreement also cede reinsurance on both a voluntary and a mandatory basis to state and national organizations in connection with various workers' compensation and assigned risk programs and to private organizations established to handle large risks. Premiums ceded by all pool members and by the Company's property and casualty insurance subsidiaries for the year ended December 31, 2000 are presented below.

                                                         Premiums ceded by
                                                     -----------------------
                                                                    Property
                                                                 and casualty
                                                       All pool    insurance
Reinsurer                                              members   subsidiaries
---------                                            ----------- ------------
Wisconsin Compensation Rating Bureau ............... $ 5,020,105 $  1,179,725
National Workers' Compensation Reinsurance Pool ....   6,276,358    1,474,944
North Carolina Reinsurance Facility ................   1,092,739      256,794
Mutual Reinsurance Bureau ..........................     468,510      110,100
Illinois Mine Subsidence Fund ......................      83,284       19,572
Other Reinsurers ...................................     159,012       37,368
                                                     ----------- ------------
                                                     $13,100,008 $  3,078,503
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


RELATIONSHIP BETWEEN NET PREMIUMS WRITTEN AND SURPLUS

     The amount of insurance a property and casualty insurance company writes under industry standards is a multiple of its surplus calculated in accordance with statutory accounting practices. Generally, a ratio of 3 to 1 or less is considered satisfactory by regulatory authorities. The ratios of the pool members for the past three years are as follows:
                                                Year ended December 31,
                                             ------------------------------
                                             2000         1999         1998
                                             ----         ----         ----
      Employers Mutual ....................  1.01          .86          .82
      EMCASCO .............................  2.39         2.03         1.66
      Illinois EMCASCO ....................  2.46         2.18         1.87
      Dakota Fire .........................  2.46         2.17         1.79
      Farm and City .......................  2.32         2.04         2.15
      EMC Property & Casualty Company .....   .87          .80          .65
      Union Insurance Company of Providence   .86          .79          .75
      Hamilton Mutual .....................  1.94         1.69         1.41


OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The property and casualty insurance subsidiaries' reserve information is included in the property and casualty loss reserve development for 2000. See "Property and Casualty Insurance Subsidiaries and Reinsurance Subsidiary - Outstanding Losses and Settlement Expenses."


REINSURANCE
-----------
     The reinsurance subsidiary is a property and casualty treaty reinsurer with a concentration in property lines. The reinsurance subsidiary assumes a 100 percent quota share portion of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts. The reinsurance subsidiary assumes its quota share portion of all premiums and related losses and settlement expenses of this business, subject to a maximum loss of $1,500,000 per event. The reinsurance subsidiary does not reinsure any of Employers Mutual's direct insurance business, or any "involuntary" facility or pool business that Employers Mutual assumes pursuant to state law. In addition, the reinsurance subsidiary is not liable for credit risk in connection with the insolvency of any reinsurers of Employers Mutual. Operations of the quota share agreement give rise to intercompany balances with Employers Mutual, which are settled on a quarterly basis.

PRINCIPAL PRODUCTS

     The reinsurance subsidiary assumes both pro rata and excess of loss reinsurance from Employers Mutual. The following table sets forth the assumed written premiums of the reinsurance subsidiary for the three years ended December 31, 2000.

                                     Percent          Percent          Percent
                                       of               of               of
Line of Business               2000   total     1999   total     1998   total
----------------             -------  -----   -------  -----   -------  -----
                                              (Dollars in thousands)
Pro rata reinsurance:
    Property and Casualty .. $14,441   30.4%  $12,642   29.0%  $15,105   38.7%
    Property ...............   7,399   15.6     7,461   17.1     2,601    6.7
    Crop ...................   4,188    8.8     4,727   10.8     3,967   10.2
    Casualty ...............   5,319   11.2     4,771   11.0     3,919   10.0
    Marine/aviation ........   1,869    3.9     2,289    5.3     1,424    3.6
    Other ..................     374    0.8       261    0.6     1,661    4.2
                             -------  -----   -------  -----   -------  -----
  Total pro rata reinsurance  33,590   70.7    32,151   73.8    28,677   73.4
                             -------  -----   -------  -----   -------  -----
Excess per risk reinsurance:
    Property ...............   3,011    6.3     2,298    5.3     2,099    5.4
    Casualty ...............   3,882    8.2     1,979    4.6     2,104    5.4
    Other ..................     856    1.8       754    1.7       868    2.2
                             -------  -----   -------  -----   -------  -----
  Total excess per
     risk reinsurance ......   7,749   16.3     5,031   11.6     5,071   13.0
                             -------  -----   -------  -----   -------  -----
Excess catastrophe/
  aggregate reinsurance:
    Property ...............   5,357   11.3     5,674   13.0     4,744   12.1
    Crop ...................     297    0.6       330    0.8       284    0.7
    Marine/aviation ........      19      -        20      -        38    0.1
    Other ..................     518    1.1       341    0.8       260    0.7
                             -------  -----   -------  -----   -------  -----
  Total excess catastrophe/
     aggregate reinsurance     6,191   13.0     6,365   14.6     5,326   13.6
                             -------  -----   -------  -----   -------  -----
  Total excess reinsurance    13,940   29.3    11,396   26.2    10,397   26.6
                             -------  -----   -------  -----   -------  -----
                             $47,530  100.0%  $43,547  100.0%  $39,074  100.0%
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


COMPETITION

     The reinsurance marketplace is very competitive. Employers Mutual competes in the global reinsurance market with numerous reinsurance companies, many of which have greater financial resources. Competition for reinsurance business is based on many factors, including financial strength, industry ratings, stability in products offered and licensing status. In this competitive environment, reinsurance brokers tend to favor large, financially strong reinsurance companies who are able to provide "mega" line capacity for all lines of business. The Company faces the risk that reinsurance brokers may become more selective and may seek larger and/or more highly rated reinsurance companies.

REINSURANCE CEDED

     For information concerning amounts due the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums and the effect of reinsurance on premiums written and earned and losses and settlement expenses incurred, see "Property and Casualty Insurance Subsidiaries and Reinsurance Subsidiary - Reinsurance Ceded."

BEST'S RATING

     The most recent Best's Property Casualty Key Rating Guide gives the reinsurance subsidiary a "A-" (Excellent) policyholders' rating. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not necessarily directed toward the protection of investors.


OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The reinsurance subsidiary's reserve information is included in the property and casualty loss reserve development for 2000. See "Property and Casualty Insurance Subsidiaries and Reinsurance Subsidiary - Outstanding Losses and Settlement Expenses."


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

STATUTORY COMBINED RATIOS

     The following table sets forth the Company's insurance subsidiaries' statutory combined ratios and the property and casualty insurance industry averages for the five years ended December 31, 2000. The combined ratios below are the sum of the following: the loss ratio, calculated by dividing losses and settlement expenses incurred by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written and policyholder dividends by net premiums earned.

     Generally, if the combined ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.
                                             Year ended December 31,
                                     --------------------------------------
                                      2000    1999    1998    1997    1996
                                     ------  ------  ------  ------  ------
Property and casualty insurance
      Loss ratio ...................   82.2%   83.6%   83.5%   74.3%   70.5%
      Expense ratio ................   30.8    32.0    33.3    32.8    34.3
                                     ------  ------  ------  ------  ------
        Combined ratio .............  113.0%  115.6%  116.8%  107.1%  104.8%
                                     ======  ======  ======  ======  ======
Reinsurance
      Loss ratio ...................   86.1%   83.1%   75.4%   68.4%   68.7%
      Expense ratio ................   29.1    30.6    31.1    34.1    31.5
                                     ------  ------  ------  ------  ------
        Combined ratio .............  115.2%  113.7%  106.5%  102.5%  100.2%
                                     ======  ======  ======  ======  ======
Total insurance operations
      Loss ratio ...................   83.0%   83.5%   81.9%   73.1%   70.0%
      Expense ratio ................   30.5    31.7    32.9    33.1    33.6
                                     ------  ------  ------  ------  ------
        Combined ratio .............  113.5%  115.2%  114.8%  106.2%  103.6%
                                     ======  ======  ======  ======  ======

Property and casualty insurance
  industry averages (1)
      Loss ratio ...................   81.5%   78.6%   76.3%   72.8%   78.3%
      Expense ratio ................   28.8    29.2    29.4    28.8    27.5
                                     ------  ------  ------  ------  ------
        Combined ratio .............  110.3%  107.8%  105.7%  101.6%  105.8%
                                     ======  ======  ======  ======  ======

(1) As reported by A.M. Best Company. The ratio for 2000 is an estimate; the actual combined ratio is not currently available.

REINSURANCE CEDED

     The following table presents amounts due to the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums as of December 31, 2000:
                                                                    2000
                                           Amount      Percent     Best's
                                        recoverable    of total    rating
                                        -----------    --------    ------
Wisconsin Compensation Rating Bureau .. $ 3,167,247        22.8%      (1)
National Workers' Compensation
  Reinsurance Pool ....................   2,636,889        19.0       (1)
General Reinsurance Corporation .......   1,061,349         7.7        A++
Hartford Fire Insurance Company .......     905,322         6.5        A+
Minnesota Workers'Comp Reins Assoc ....     571,487         4.1       (2)
PMA Reinsurance Corporation ...........     502,569         3.6        A+
American Re-Insurance Company .........     435,887         3.2        A++
NAC Reinsurance Corporation ...........     364,977         2.6        A+
Hartford Steam Boiler Insp. & Ins. ....     361,093         2.6        A+
GE Reinsurance Corporation ............     348,075         2.5        A++
Other Reinsurers ......................   3,515,559        25.4
                                        -----------    --------
      Total ........................... $13,870,454(3)    100.0%
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

(2)  Not rated.

(3) The total amount recoverable at December 31, 2000 represented $700,558 in paid losses and settlement expenses, $11,224,797 in unpaid losses and settlement expenses and $1,945,099 in unearned premiums.

     The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred for the three years ended December 31, 2000 is presented below.
                                              Year ended December 31,
                                     ----------------------------------------
                                         2000          1999          1998
                                     ------------  ------------  ------------
Premiums written:
    Direct ........................  $249,896,499  $228,588,440  $213,134,588
    Assumed from nonaffiliates ....     1,220,442       781,225     1,888,951
    Assumed from affiliates .......   244,762,032   221,051,986   204,964,038
    Ceded to nonaffiliates ........    (8,347,822)   (7,270,696)   (5,808,352)
    Ceded to affiliates ...........  (249,896,499) (228,588,440) (213,249,508)
                                     ------------  ------------  ------------
      Net premiums written ........  $237,634,652  $214,562,515  $200,929,717
                                     ============  ============  ============

Premiums earned:
    Direct ........................  $245,078,165  $223,593,165  $202,514,027
    Assumed from nonaffiliates ....     1,194,835       873,710     1,969,067
    Assumed from affiliates .......   237,946,894   217,416,300   197,166,272
    Ceded to nonaffiliates ........    (7,683,287)   (7,191,869)   (5,801,680)
    Ceded to affiliates ...........  (245,078,165) (223,593,165) (201,603,281)
                                     ------------  ------------  ------------
      Net premiums earned .........  $231,458,442  $211,098,141  $194,244,405
                                     ============  ============  ============

Losses and settlement expenses
  incurred:
    Direct ........................  $208,604,970  $183,031,797  $171,209,604
    Assumed from nonaffiliates ....       400,360       429,244     1,298,167
    Assumed from affiliates .......   194,017,734   182,375,574   171,681,607
    Ceded to nonaffiliates ........    (4,896,420)   (5,928,570)   (7,395,934)
    Ceded to affiliates ...........  (208,604,970) (183,031,797) (178,917,350)
                                     ------------  ------------  ------------
      Net losses and settlement
        expenses incurred .........  $189,521,674  $176,876,248  $157,876,094
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

     Despite the inherent uncertainties of estimating insurance company loss and settlement expense reserves, management believes that the Company's reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that the Company's reserves for losses and settlement expenses at December 31, 2000 are adequate.

     The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the property and casualty insurance subsidiaries and the reinsurance subsidiary. Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements.

                                             Year ended December 31,
                                     ----------------------------------------
                                         2000          1999          1998
                                     ------------  ------------  ------------
Gross reserves at beginning of year  $266,514,024  $245,610,323  $217,777,942

Ceded reserves at beginning of year   (10,260,815)  (15,563,600)  (13,030,150)
                                     ------------  ------------  ------------
Net reserves at beginning of year,
  before adjustments ...............  256,253,209   230,046,723   204,747,792

Adjustment to beginning reserves
  due to change in pooling
  agreement ........................            -             -     3,600,220
                                     ------------  ------------  ------------
Net reserves at beginning of year,
  after adjustments ................  256,253,209   230,046,723   208,348,012
                                     ------------  ------------  ------------
Incurred losses and
  settlement expenses:
----------------------
  Provision for insured events
    of the current year ............  191,425,036   182,609,687   168,953,309

  Decrease in provision for
    insured events of prior years ..   (1,903,362)   (5,733,439)  (11,077,215)
                                     ------------  ------------  ------------
        Total incurred losses and
          settlement expenses ......  189,521,674   176,876,248   157,876,094
                                     ------------  ------------  ------------
Payments:
---------
  Losses and settlement expenses
    attributable to insured events
    of the current year ............   82,912,082    72,970,531    73,228,354

  Losses and settlement expenses
    attributable to insured events
    of prior years .................   87,598,570    77,699,231    62,949,029
                                     ------------  ------------  ------------
        Total payments .............  170,510,652   150,669,762   136,177,383
                                     ------------  ------------  ------------

Net reserves at end of year ........  275,264,231   256,253,209   230,046,723

Ceded reserves at end of year ......   11,224,797    10,260,815    15,563,600
                                     ------------  ------------  ------------
Gross reserves at end of year ...... $286,489,028  $266,514,024  $245,610,323
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

     During the last three years the Company has experienced favorable development in the provision for insured events of prior years. The majority of the favorable development has come from the property and casualty insurance subsidiaries. The Company has historically experienced favorable development in its reserves; however, the amount of favorable development experienced will fluctuate from year to year as individual claims are settled.

                                                                Year ended December 31,
                                 -------------------------------------------------------------------------------------------------
(Dollars in thousands)             1990    1991     1992     1993     1994     1995     1996     1997     1998     1999     2000
                                   ----    ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
Statutory reserves for losses
  and settlement expenses ...... $131,623 139,317  180,797  182,072  191,514  196,293  191,892  205,606  230,937  257,201  276,103

Reclassification of reserve
  amounts associated with the
  National Workers' Compensation
  Reinsurance Pool .............    4,338   6,830   11,364        -        -        -        -        -        -        -        -

Retroactive restatement of
  reserves in conjunction with
  admittance of new participants
  into the pooling agreement ...    3,334   4,364    5,314    5,248    6,603    6,809    7,018    3,600        -        -        -
                                 -------- -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Statutory reserves after
  reclassification .............  139,295 150,511  197,475  187,320  198,117  203,102  198,910  209,206  230,937  257,201  276,103

GAAP adjustments:
  Salvage and subrogation ......   (1,203) (1,284)  (2,026)  (1,804)  (1,799)  (2,369)  (2,400)       -        -        -        -

  Reclass of statutory settlement
    expense portion of
    retirement benefit liability        -       -        -     (601)    (680)    (729)    (786)    (858)    (890)    (948)    (839)
                                 -------- -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Reserves for losses and
  settlement expenses ..........  138,092 149,227  195,449  184,915  195,638  200,004  195,724  208,348  230,047  256,253  275,264

Paid (cumulative) as of:
  One year later ...............   42,990  31,577   78,000   60,162   57,247   62,012   59,856   62,949   77,699   87,599        -
  Two years later ..............   59,579  79,619  109,985   89,153   88,831   92,626   92,191   99,870  119,620        -        -
  Three years later ............   96,796  97,152  127,885  107,372  106,691  112,985  113,343  122,455        -        -        -
  Four years later .............  106,391 107,114  137,783  116,856  118,705  124,450  126,507        -        -        -        -
  Five years later .............  112,200 112,598  143,876  123,843  126,384  132,044        -        -        -        -        -
  Six years later ..............  115,858 116,670  148,518  128,931  130,977        -        -        -        -        -        -
  Seven years later ............  118,725 119,699  151,895  132,036        -        -        -        -        -        -        -
  Eight years later ............  120,122 121,817  154,160        -        -        -        -        -        -        -        -
  Nine years later .............  121,763 123,494        -        -        -        -        -        -        -        -        -
  Ten years later ..............  123,148       -        -        -        -        -        -        -        -        -        -
Reserves reestimated as of:
  End of year ..................  138,092 149,227  195,449  184,915  195,638  200,004  195,724  208,348  230,047  256,253  275,264
  One year later ...............  143,884 155,537  197,008  179,527  179,818  183,760  188,579  197,271  224,313  254,350        -
  Two years later ..............  145,101 152,771  192,318  170,653  173,162  182,285  185,465  194,287  225,288        -        -
  Three years later ............  143,413 148,867  186,730  166,778  172,118  179,797  181,392  193,505        -        -        -
  Four years later .............  142,496 148,017  186,133  166,133  170,570  176,176  180,686        -        -        -        -
  Five years later .............  143,063 148,098  186,319  165,548  167,763  175,465        -        -        -        -        -
  Six years later ..............  143,638 148,686  186,095  163,406  166,764        -        -        -        -        -        -
  Seven years later ............  144,318 148,991  184,174  161,985        -        -        -        -        -        -        -
  Eight years later ............  144,679 147,579  183,821        -        -        -        -        -        -        -        -
  Nine years later .............  143,472 147,260        -        -        -        -        -        -        -        -        -
  Ten years later ..............  143,386       -        -        -        -        -        -        -        -        -        -
                                 -------- -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Cumulative redundancy
  (Deficiency) ................. $ (5,294)  1,967   11,628   22,930   28,874   24,539   15,038   14,843    4,759    1,903        -
                                 ======== =======  =======  =======  =======  =======  =======  =======  =======  =======  =======
Gross loss and settlement expense
  reserves - end of year (A) .................... $220,703  202,370  209,785  212,231  209,521  221,378  245,610  266,514  286,489

Reinsurance receivables .........................   25,254   17,455   14,147   12,227   13,797   13,030   15,563   10,261   11,225
                                                  --------  -------  -------  -------  -------  -------  -------  -------  -------
Net loss and settlement expense
  reserves - end of year ........................ $195,449  184,915  195,638  200,004  195,724  208,348  230,047  256,253  275,264
                                                  ========  =======  =======  =======  =======  =======  =======  =======  =======
Gross re-estimated reserves - latest (B) ........ $206,125  178,236  181,571  190,986  198,335  208,681  241,135  264,102  286,489
Re-estimated reinsurance receivables - latest ...   22,304   16,251   14,807   15,521   17,649   15,176   15,847    9,752   11,225
                                                  --------  -------  -------  -------  -------  -------  -------  -------  -------
Net re-estimated reserves - latest .............. $183,821  161,985  166,764  175,465  180,686  193,505  225,288  254,350  275,264
                                                  ========  =======  =======  =======  =======  =======  =======  =======  =======
Gross cumulative redundancy (deficiency) (A-B) .. $ 14,578   24,134   28,214   21,245   11,186   12,697    4,475    2,412        -
                                                  ========  =======  =======  =======  =======  =======  =======  =======  =======


Asbestos and Environmental Claims

     The Company has exposure to asbestos and environmental related claims associated with the insurance business written by the parties to the pooling agreement and the reinsurance business assumed from Employers Mutual by the reinsurance subsidiary.

     Estimating loss and settlement expense reserves for asbestos and environmental claims is very difficult due to the many uncertainties surrounding these types of claims. These uncertainties exist because the assignment of responsibility varies widely by state and claims often emerge long after a policy has expired, which makes assignment of damages to the appropriate party and to the time period covered by a particular policy difficult. In establishing reserves for these types of claims, management monitors the relevant facts concerning each claim, the current status of the legal environment, the social and political conditions and the claim history and trends within the Company and the industry.

     Based upon current facts, management believes the reserves established for asbestos and environmental related claims at December 31, 2000 are adequate. Although future changes in the legal and political environment may result in adjustments to these reserves, management believes any adjustments will not have a material impact on the financial condition or results of operations of the Company.

     The following table presents asbestos and environmental related losses and settlement expenses incurred and reserves outstanding for the Company:

                                                   Year ended December 31,
                                              --------------------------------
                                                  2000       1999       1998
                                              ---------- ---------- ----------
Losses and settlement expenses incurred:
  Asbestos:
    Property and casualty insurance ......... $  518,480 $  125,687 $   34,287
    Reinsurance .............................   (135,695)   (25,971)         -
                                              ---------- ---------- ----------
                                                 382,785     99,716     34,287
                                              ---------- ---------- ----------
  Environmental:
    Property and casualty insurance .........     96,828     11,227     18,288
    Reinsurance .............................    167,238    223,996          -
                                              ---------- ---------- ----------
                                                 264,066    235,223     18,288
                                              ---------- ---------- ----------
        Total loss and settlement expenses
          incurred .......................... $  646,851 $  334,939 $   52,575
                                              ========== ========== ==========
Loss and settlement expense reserves:
  Asbestos:
    Property and Casualty insurance ......... $  715,472 $  259,148 $  186,840
    Reinsurance .............................    589,518    753,481    793,624
                                              ---------- ---------- ----------
                                               1,304,990  1,012,629    980,464
                                              ---------- ---------- ----------
  Environmental:
    Property and casualty insurance .........    711,690    724,662    885,578
    Reinsurance .............................    812,572    710,520    506,056
                                              ---------- ---------- ----------
                                               1,524,262  1,435,182  1,391,634
                                              ---------- ---------- ----------
        Total loss and settlement expense
          reserves .......................... $2,829,252 $2,447,811 $2,372,098

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

     At December 31, 2000, approximately 61 percent of the Company's bonds were invested in government or government agency issued securities. A variety of maturities are maintained in the Company's portfolio to assure adequate liquidity. The maturity structure of bond investments is also established by the relative attractiveness of yields on short, intermediate and long-term bonds. The Company does not invest in any high-yield debt investments (commonly referred to as junk bonds).

     During the third quarter of 1999, the Company began participating in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time. The Company receives a fee for each security loaned out under this program and requires initial collateral, primarily cash, equal to 102 percent of the market value of the loaned securities. The securities on loan to others have been segregated from the other invested assets on the Company's balance sheet. In addition, the assets and liabilities of the Company have been grossed up to reflect the collateral held under the securities lending program and the obligation to return this collateral upon the return of the loaned securities.

     During 1999 and 2000, the Company sold approximately $55,000,000 and $14,000,000, respectively, of investments in tax-exempt fixed maturity securities and reinvested the proceeds into taxable fixed maturity securities that pay a higher interest rate. This change in asset allocation was implemented to increase the Company's after-tax rate of return on its investment portfolio in response to the recent deterioration in the Company's underwriting results and the expectation that underwriting results will not improve significantly in the near future.

     The Company's equity investment holdings include common stocks and preferred stocks. During 1998 the Company liquidated its common stock mutual fund portfolio and reinvested the proceeds in individual stock issues that are being managed on a tax-aware basis.

     Investments of the Company's insurance subsidiaries are subject to the insurance laws of the state of their incorporation. These laws prescribe the kind, quality and concentration of investments that may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stocks and real estate mortgages. The Company believes that it is in compliance with these laws.

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

     The following table shows the composition of the Company's investment portfolio (at amortized cost), by type of security, as of December 31, 2000 and 1999. In the Company's consolidated financial statements, securities held-to-maturity are carried at amortized cost; securities available-for-sale are carried at fair value.
                                            Year ended December 31,
                                 --------------------------------------------
                                           2000                   1999
                                 ---------------------  ---------------------
                                   Amortized              Amortized
                                     cost      Percent      cost      Percent
                                 ------------  -------  ------------  -------
Securities held-to-maturity:
  Fixed maturity securities:
    U.S. treasury securities
      and obligations of U.S.
      government corporations
      and agencies ............. $102,230,946     22.4% $109,055,239     24.8%
    Mortgage-backed securities     13,480,647      2.9    18,148,921      4.1
                                 ------------  -------  ------------  -------
      Total securities held-
        to-maturity ............  115,711,593     25.3   127,204,160     28.9
                                 ------------  -------  ------------  -------
Securities available-for-sale:
  Fixed maturity securities:
    U.S. treasury securities
      and obligations of U.S.
      government corporations
      and agencies .............    6,603,794      1.4     4,419,411      1.0
    Obligations of states and
      political subdivisions ...   79,782,459     17.5    96,077,294     21.9
    Mortgage-backed
      securities ...............   43,416,386      9.5    49,440,943     11.2
    Debt securities issued by
      foreign governments ......    6,480,421      1.4     6,479,135      1.5
    Public utilities ...........   16,540,299      3.6     8,890,108      2.0
    Corporate securities .......  136,626,121     29.9    98,413,442     22.4
                                 ------------  -------  ------------  -------
      Total fixed maturity
        securities .............  289,449,480     63.3   263,720,333     60.0
                                 ------------  -------  ------------  -------
  Equity securities:
    Common stocks ..............   26,748,905      5.9    25,853,745      5.9
    Non-redeemable preferred
      stocks ...................    1,994,010      0.4     2,640,886      0.6
                                 ------------  -------  ------------  -------
      Total equity securities ..   28,742,915      6.3    28,494,631      6.5
                                 ------------  -------  ------------  -------
      Total securities
        available-for-sale .....  318,192,395     69.6   292,214,964     66.5
                                 ------------  -------  ------------  -------
Short-term investments .........   23,388,027      5.1    20,164,210      4.6
                                 ------------  -------  ------------  -------
      Total investments ........ $457,292,015    100.0% $439,583,334    100.0%
                                 ============  =======  ============  =======

     Fixed maturity securities held by the Company generally have an investment quality rating of "A" or better by independent rating agencies. The following table shows the composition of the Company's fixed maturity securities, by rating, as of December 31, 2000.

                                 Securities               Securities
                               held-to-maturity        available-for-sale
                             (at amortized cost)        (at fair value)

                               Amount     Percent       Amount     Percent
Rating(1)                   ------------  -------    ------------  -------
  AAA ..................... $115,711,593    100.0%   $ 97,544,520     33.2%
  AA ......................            -        -      74,217,973     25.2
  A .......................            -        -     116,331,622     39.5
  BAA .....................            -        -       6,062,550      2.1
                            ------------  -------    ------------  -------
    Total fixed maturities  $115,711,593    100.0%   $294,156,665    100.0%
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

     The amortized cost and estimated fair value of fixed maturity securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                                Estimated
                                                Amortized         fair
                                                  cost            value
                                              ------------    ------------
Securities held-to-maturity:
  Due in one year or less ................... $ 12,601,659    $ 12,779,128
  Due after one year through five years .....   31,460,958      33,675,535
  Due after five years through ten years ....   48,936,085      50,104,475
  Due after ten years .......................    9,232,244       9,174,563
  Mortgage-backed securities ................   13,480,647      13,841,729
                                              ------------    ------------
    Totals .................................. $115,711,593    $119,575,430
                                              ============    ============
Securities available-for-sale:
  Due in one year or less ................... $  6,539,167    $  6,545,415
  Due after one year through five years .....   20,217,882      20,426,763
  Due after five years through ten years ....   76,968,301      78,194,318
  Due after ten years .......................  142,307,744     144,067,269
  Mortgage-backed securities ................   43,416,386      44,922,900
                                              ------------    ------------
    Totals .................................. $289,449,480    $294,156,665
                                              ============    ============

     The mortgage-backed securities shown in the above table include $48,728,677 of securities issued by government corporations and agencies and $8,168,356 of collateralized mortgage obligations (CMOs). CMOs are securities backed by mortgages on real estate, which come due at various times. The Company has attempted to minimize the prepayment risks associated with mortgage-backed securities by not investing in "principal only" and "interest only" CMOs. The CMOs that the Company has invested in are designed to reduce the risk of prepayment by providing predictable principal payment schedules within a designated range of prepayments. Investment yields may vary from those anticipated due to changes in prepayment patterns of the underlying collateral.

     Investment results of the Company for the periods indicated are shown in the following table:

                                              Year ended December 31,
                                     ----------------------------------------
                                         2000          1999          1998
                                     ------------  ------------  ------------
Average invested assets (1) ........ $448,437,675  $432,606,548  $412,682,091
Investment income (2) .............. $ 29,006,193  $ 25,760,561  $ 24,859,063
Average yield ......................         6.47%         5.96%         6.02%
Realized investment gains (3) ...... $  1,557,870  $    276,673  $  5,901,049

(1) Average of the aggregate invested amounts (amortized cost) at the beginning and end of the year.

(2) Investment income is net of investment expenses and does not include realized gains or income tax provisions.

(3) The amounts for 2000 and 1999 reflect realized gains of $531,352 and $1,589,953, respectively, resulting from the sale of tax-exempt fixed maturity securities. The proceeds from the sale of these tax-exempt fixed maturity securities were reinvested in taxable fixed maturity securities that pay a higher interest rate. This change in asset allocation was implemented to increase the Company's after-tax rate of return on its investment portfolio. The amount for 1998 reflects realized gains of $7,585,293 resulting from the liquidation of the Company's common stock mutual fund portfolio. The proceeds from the sale of the common stock mutual fund portfolio were reinvested in individual stock issues that are being managed on a tax-aware basis.

EMPLOYEES
---------
     EMC Insurance Group Inc. has no employees of its own, although approximately 15 employees of Employers Mutual perform administrative duties on a part-time basis. Otherwise, the Company's business activities are conducted by employees of Employers Mutual and one of the property and casualty insurance subsidiaries, which have 1,981 and 65 employees, respectively. The property and casualty insurance subsidiaries share the costs charged to the pooling agreement in accordance with their pool participation percentages. See "Property and Casualty Insurance - Pooling Agreement."

REGULATION
----------
     The Company's insurance subsidiaries are subject to extensive regulation and supervision by their state of domicile, as well as those in which they do business. The purpose of such regulation and supervision is primarily to provide safeguards for policyholders rather than to protect the interests of stockholders. The insurance laws of the various states establish regulatory agencies with broad administrative powers, including the power to grant or revoke operating licenses and to regulate trade practices, investments, premium rates, deposits of securities, the form and content of financial statements and insurance policies, accounting practices and the maintenance of specified reserves and capital for the protection of policyholders.

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

     In 1998, the National Association of Insurance Commissioners (NAIC) adopted a comprehensive Codification of Statutory Accounting Principles (Codification), which will replace the current Accounting Practices and Procedures Manual as the NAIC's primary guidance on statutory accounting. Codification is intended to provide a consistent and comprehensive basis of statutory accounting for all insurance companies and became effective in most states, including the Company's insurance subsidiaries' states of domicile, on January 1, 2001. The adoption of Codification will result in changes to the accounting practices that the Company's insurance subsidiaries use to prepare their statutory financial statements. One of the more significant changes will be the recording of deferred taxes. As a result of the adoption of Codification, the statutory surplus of the Company's insurance subsidiaries increased by approximately $9,135,000 on January 1, 2001.

     State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer's surplus as regards policyholders be reasonable and adequate in relation to its liabilities. Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance. "Extraordinary" dividends or distributions are subject to prior approval and are defined as dividends or distributions made within a 12 month period which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis. Both Illinois and North Dakota impose restrictions, which are similar to those of Iowa, on the payment of dividends and distributions. At December 31, 2000, $10,751,674 was available for distribution in 2001 to the Company without prior approval. See note 6 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

     The NAIC utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify property/casualty insurers that are in (or are perceived as approaching) financial difficulty by establishing minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 2000, each of the Company's insurance subsidiaries ratio of total adjusted capital to risk-based capital is well in excess of the minimum level required.


ITEM 2.  PROPERTIES.
-------  -----------
     The Company does not own any real property. Lease costs of the Company's office facilities in Oak Brook, Illinois, and Bismarck, North Dakota, which total approximately $344,000 and $330,000 annually, are included as expenses under the pooling agreement. Expenses of office facilities owned and leased by Employers Mutual are borne by the parties to the pooling agreement, less the rent received from the space used and paid for by non-insurance subsidiaries and outside tenants. See "Property and Casualty Insurance - Pooling Agreement" under Item 1 of this Form 10-K.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------
     None.


                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------  -------------------------------------------------
         STOCKHOLDER MATTERS.
         --------------------
     The "Stockholder Information" section from the Company's Annual Report to Stockholders for the year ended December 31, 2000, which is included as Exhibit 13(d) to this Form 10-K, is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------
     The "Selected Consolidated Financial Data" section from the Company's Annual Report to Stockholders for the year ended December 31, 2000, which is included as Exhibit 13(a) to this Form 10-K, is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------
     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section from the Company's Annual Report to Stockholders for the year ended December 31, 2000, which is included as Exhibit 13(b) to this Form 10-K, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------- -----------------------------------------------------------
     The information under the caption "Market Risk" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section from the Company's Annual Report to Stockholders for the year ended December 31, 2000, which is included as Exhibit 13(b) to this Form 10-K, is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------
     The consolidated financial statements from the Company's Annual Report to Stockholders for the year ended December 31, 2000, which is included as Exhibit 13(c) to this Form 10-K, are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------  ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         ------------------------------------
     On October 18, 2000, the Board of Directors of EMC Insurance Group Inc. (the "Company") approved the dismissal of KPMG LLP (KPMG) as the Company's independent accountants. This dismissal was recommended by the Audit Committee of the Board of Directors and was effective upon issuance of KPMG's reports on the consolidated financial statements of the Company and Subsidiaries for the year ended December 31, 2000.

     The audit reports of KPMG on the consolidated financial statements of the Company and Subsidiaries for the years ended December 31, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the audits of the years ended December 31, 2000 and 1999 and the interim periods preceding their dismissal, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     The Company requested that KPMG furnish it with a letter addressed to the Securities and Exchange Commission (SEC) stating whether or not KPMG agrees with the above statements. A copy of KPMG's letter to the SEC dated March 23, 2001 is filed as Exhibit 16 to this Form 10-K.

     The Board of Directors of EMC Insurance Group Inc. approved the engagement of Ernst & Young LLP as the Company's new independent accountants effective January 1, 2001.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------
     See the information under the caption "Election of Directors" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 23, 2001, which information is incorporated herein by reference.

     The following sets forth information regarding all executive officers of the Company.

         NAME         AGE                      POSITION


Bruce G. Kelley        47        President and Chief Executive Officer of the
                                 Company and of Employers Mutual since 1992.
                                 Treasurer of Employers Mutual from 1996 until
                                 2000 and the Company from 1996 until February
                                 2001.  He was President and Chief Operating
                                 Officer of the Company and Employers Mutual from 1991 to 1992 and was Executive Vice
                                 President of the Company and Employers Mutual from 1989 to 1991. He has been employed by Employers Mutual since 1985.

Fred A. Schiek         66        Executive Vice President and Chief Operating
                                 Officer of the Company and of Employers
                                 Mutual since 1992.  He was Vice President of
                                 Employers Mutual from 1983 until 1992. He was employed by Employers Mutual from 1959 until his retirement on March 1, 2001.

William A. Murray      54        Executive Vice President and Chief Operating
                                 Officer of the Company and Employers Mutual effective March 1, 2001. He was Resident Vice
                                 President and Branch Manager of Employers
                                 Mutual from 1992 until 2001. He has been employed by Employers Mutual since 1985.

Ronald W. Jean         51        Executive Vice President for Corporate
                                 Development of the Company and Employers
                                 Mutual since 2000.  He was Senior Vice
                                 President - Actuary of the Company and
                                 Employers Mutual from 1997 until 2000. He was Vice President - Actuary of the Company and Employers Mutual from 1985 until 1997.
                                 He has been employed by Employers Mutual since
                                 1979.

John D. Isenhart       63        Senior Vice President of the Company since
                                 1997 and of Employers Mutual since 1992.
                                 He has been employed by Employers Mutual since 1963.

Margaret A. Ball       63        Senior Vice President - Underwriting
                                 of the Company since 1998 and of Employers
                                 Mutual since 1997.  She was Vice President -
                                 Underwriting of the Company and Employers
                                 Mutual from 1992 until 1998. She was employed by Employers Mutual from 1971 until her retirement on January 1, 2001.

          NAME         AGE                      POSITION


Raymond W. Davis       55        Senior Vice President - Investments of the
                                 Company and Employers Mutual since 1998.
                                 Treasurer of the Company effective February
                                 28, 2001 and of Employers Mutual since 2000.
                                 He was Vice President - Investments of the
                                 Company and of Employers Mutual from 1985 until 1998. He has been employed by Employers
                                 Mutual since 1979.

Donald D. Klemme       55        Senior Vice President - Administration and
                                 Secretary of the Company since 1998.  Senior
                                 Vice President - Administration of Employers
                                 Mutual since 1998. He was Vice President -
                                 Administration and Secretary of the Company from 1996 until 1998 and was Vice President -
                                 Director of Internal Audit prior to that. He has been employed by Employers Mutual since
                                 1972.

David O. Narigon       48        Senior Vice President - Claims of the Company
                                 and of Employers Mutual since 1998. He was Vice President - Claims of the Company from
                                 1988 until 1998. He has been employed by Employers Mutual since 1983.

Mark E. Reese          43        Vice President of the Company and Employers
                                 Mutual since 1996 and Chief Financial Officer of the Company and Employers Mutual since
                                 1997.  He has been employed by Employers
                                 Mutual since 1984.


ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------
     See the information under the caption "Compensation of Management" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 23, 2001, which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------
     See the information under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 23, 2001, which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------
     See the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 23, 2001, which information is incorporated herein by reference.

                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------
(a)  List of Financial Statements and Schedules.
                                                                        Page
                                                                       ------
     1.  Financial Statements

         Independent Auditors' Report ................................    14*
         Consolidated Balance Sheets, December 31, 2000 and 1999 .....    15*
         Consolidated Statements of Income for the Years ended
            December 31, 2000, 1999 and 1998 .........................    16*
         Consolidated Statements of Comprehensive Income for the
            Years ended December 31, 2000, 1999 and 1998 .............    16*
         Consolidated Statements of Stockholders' Equity for the
            Years ended December 31, 2000, 1999 and 1998 .............    17*
         Consolidated Statements of Cash Flows for the Years ended
            December 31, 2000, 1999 and 1998 .........................    18*
         Notes to Consolidated Financial Statements ..................  20-41*

         * Refers to the respective page of the financial information insert of EMC Insurance Group Inc.'s 2000 Annual Report to Stockholders. The Consolidated Financial Statements and Independent Auditors' Report, which are included as Exhibit 13(c), are incorporated by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

                                                                     Form 10-K
     2.  Schedules                                                      Page
                                                                       ------
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

(b)  Reports on Form 8-K.

     On October 19, 2000, the Company filed a report on Form 8-K related to a change in the Company's independent accountants.

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

    10.  Material contracts.

         (a) Quota Share Reinsurance Contract between Employers Mutual Casualty Company and EMC Reinsurance Company.

         (b) 1999 Senior Executive Compensation Bonus Program. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1999.)

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

         (i) Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan. (Incorporated by reference to Registration No. 33-49335.)

         (j) 1993 Employers Mutual Casualty Company Incentive Stock Option Plan. (Incorporated by reference to Registration Nos.33-49337 and 333-45279.)

         (k) Employers Mutual Casualty Company Non-Employee Director Stock Option Plan. (Incorporated by reference to Registration No. 33-49339.)

         (l) Employers Mutual Casualty Company Supplemental Executive Retirement Plan.

    13.  Annual Report to Security Holders.

         (a) Selected Financial Data from the Company's 2000 Annual Report to Stockholders.

         (b) Management's Discussion and Analysis of Financial Condition and Results of Operations from the Company's 2000 Annual Report to Stockholders.

         (c) Consolidated Financial Statements from the Company's 2000 Annual Report to Stockholders.

         (d) Stockholder Information from the Company's 2000 Annual Report to Stockholders.

    16.  Letter from KPMG LLP to Securities and Exchange Commission.

    21.  Subsidiaries of the Registrant.

    23. Consent of KPMG LLP with respect to Forms S-8 (Registration Nos. 2-93738, 33-49335, 33-49337, 33-49339 and (333-45279) and
         Form S-3 (Registration No. 33-34499).

    24.  Power of Attorney.

(d) Financial statements required by Regulation S-X which are excluded from the Annual Report to Stockholders by Rule 14a-3(b)(1).

     None.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2001.


                        EMC INSURANCE GROUP INC.

                        /s/ Bruce G. Kelley
                        -----------------------
                        Bruce G. Kelley
                        President and
                        Chief Executive Officer


                        /s/ Mark E. Reese
                        -----------------------
                        Mark E. Reese
                        Vice President - Chief Financial Officer
                        (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2001.


                        /s/ Mark E. Reese
                        -----------------------
                        George C. Carpenter III*
                        Director

                        /s/ Mark E. Reese
                        -----------------------
                        E. H. Creese*
                        Director

                        /s/ Mark E. Reese
                        -----------------------
                        David J. Fisher*
                        Director

                        /s/ Bruce G. Kelley
                        -----------------------
                        Bruce G. Kelley
                        Director

                        /s/ Mark E. Reese
                        -----------------------
                        George W. Kochheiser*
                        Chairman of the Board

                        /s/ Mark E. Reese
                        -----------------------
                        Raymond A. Michel*
                        Director

                        /s/ Mark E. Reese
                        -----------------------
                        Fredrick A. Schiek*
                        Director



* by power of attorney

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULES


The Board of Directors and Stockholders
EMC Insurance Group Inc.:

     Under date of February 27, 2001, we reported on the consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in Part II, Item 8 of Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules listed in Part IV, Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                       /s/ KPMG LLP
                                       Des Moines, Iowa
                                       February 27, 2001

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                     Schedule I - Summary of Investments -
                   Other Than Investments in Related Parties

                              December 31, 2000

                                                                   Amount at
                                                                  which shown
                                                      Fair          in the
       Type of investment                Cost         value      balance sheet
       ------------------            ------------  ------------  -------------
Securities held-to-maturity:
  Fixed maturities:
    United States Government
      and government agencies
      and authorities .............. $102,230,946  $105,733,701   $102,230,946
    Mortgage-backed securities .....   13,480,647    13,841,729     13,480,647
                                     ------------  ------------   ------------
          Total fixed maturity
            securities .............  115,711,593   119,575,430    115,711,593
                                     ------------  ------------   ------------
Securities available-for-sale:
  Fixed maturities:
    United States Government
      and government agencies
      and authorities ..............    6,603,794     6,816,274      6,816,274
    States, municipalities and
      political subdivisions .......   79,782,459    82,138,970     82,138,970
    Mortgage-backed securities .....   43,416,386    44,922,900     44,922,900
    Debt securities issued by
      foreign governments ..........    6,480,421     6,788,407      6,788,407
    Public utilities ...............   16,540,299    17,164,214     17,164,214
    Corporate securities ...........  136,626,121   136,325,900    136,325,900
                                     ------------  ------------   ------------
          Total fixed maturity
            securities .............  289,449,480   294,156,665    294,156,665
                                     ------------  ------------   ------------
  Equity securities:
    Common stocks
      Public utilities .............    1,103,333     1,635,243      1,635,243
      Banks, trust and insurance
        companies ..................    1,856,015     3,096,091      3,096,091
      Industrial, miscellaneous and
        all other ...................   23,789,557    28,023,148     28,023,148
      Non-redeemable preferred
        stocks .....................    1,994,010     1,965,976      1,965,976
                                     ------------  ------------   ------------
          Total equity securities ..   28,742,915    34,720,458     34,720,458
                                     ------------  ------------   ------------
Short-term investments .............   23,388,027    23,388,027     23,388,027
                                     ------------  ------------   ------------

            Total investments ...... $457,292,015  $471,840,580   $467,976,743
                                     ============  ============   ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

         Schedule II - Condensed Financial Information of Registrant

                           Condensed Balance Sheets


                                                         December 31,
                                                  --------------------------
                                                      2000          1999
                                                  ------------  ------------
ASSETS
------
Investment in common stock of
  subsidiaries (equity method) .................. $144,797,218  $138,167,388
Fixed maturity investments:
  Securities held-to-maturity, at amortized cost             -     1,999,431
  Securities available-for-sale, at market value     1,530,000     1,467,525
Short-term investments ..........................    2,157,665       337,525
Cash ............................................       27,383         5,008
Accrued investment income .......................       41,333        78,409
Income taxes recoverable ........................        6,000        12,000
Accounts receivable .............................          216         2,568
Deferred tax asset ..............................        6,640         6,252
                                                  ------------  ------------
     Total assets ............................... $148,566,455  $142,076,106
                                                  ============  ============

LIABILITIES
-----------
Accounts payable ................................ $    142,103  $    127,548
Indebtedness to related party ...................       31,036        32,281
                                                  ------------  ------------
     Total liabilities ..........................      173,139       159,829
                                                  ------------  ------------

STOCKHOLDERS' EQUITY
--------------------
Common stock, $1 par value,
  authorized 20,000,000 shares;
  issued and outstanding, 11,294,220 shares
  in 2000 and 11,265,232 shares in 1999 .........   11,294,220    11,265,232
Additional paid-in capital ......................   65,546,963    65,333,686
Accumulated other comprehensive income (loss) ...    7,051,920    (3,625,263)
Retained earnings ...............................   64,500,213    68,942,622
                                                  ------------  ------------
     Total stockholders' equity .................  148,393,316   141,916,277
                                                  ------------  ------------
     Total liabilities and stockholders' equity   $148,566,455  $142,076,106
                                                  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Condensed Statements of Income

                                               Years ended December 31,
                                        -------------------------------------
                                            2000         1999         1998
                                        -----------  -----------  -----------

Equity in undistributed (loss) earnings
  of subsidiaries ..................... $(3,995,078) $(7,577,404) $ 1,685,244
Dividends received from subsidiaries ..   6,375,104    6,800,055    4,275,035
Investment income .....................     345,474      364,042      463,889
Realized investment gains .............         536            -            -
Other income ..........................         123           52            -
                                        -----------  -----------  -----------
                                          2,726,159     (413,255)   6,424,168

Operating expenses ....................     401,527      390,894      387,056
                                        -----------  -----------  -----------
   Income (loss) before income tax
     (benefit) expense ................   2,324,632     (804,149)   6,037,112

Income tax (benefit) expense ..........      (4,399)        (164)      24,247
                                        -----------  -----------  -----------
              Net income (loss) ....... $ 2,329,031  $  (803,985) $ 6,012,865
                                        ===========  ===========  ===========





                 Condensed Statements of Comprehensive Income

                                               Years ended December 31,
                                       ---------------------------------------
                                           2000           1999         1998
                                       ------------  ------------  -----------

Net income (loss) ...................  $  2,329,031  $   (803,985) $ 6,012,865
                                       ------------  ------------  -----------
Other Comprehensive Income:
  Unrealized holding gains (losses)
    arising during the period, net
    of deferred income tax expense
    (benefit) .......................    11,708,349   (11,527,264)   4,264,242

  Reclassification adjustment for
    gains included in net income
    (loss), net of income tax expense    (1,031,166)     (177,370)  (3,871,963)
                                       ------------  ------------  -----------
      Other comprehensive income
        (loss) ......................    10,677,183   (11,704,634)     392,279
                                       ------------  ------------  -----------
      Total comprehensive income
        (loss) ......................  $ 13,006,214  $(12,508,619) $ 6,405,144
                                       ============  ============  ===========

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      Condensed Statements of Cash Flows


                                               Years ended December 31,
                                        -------------------------------------
                                            2000         1999         1998
                                        -----------  -----------  -----------
Net cash provided by
  operating activities ................ $ 6,371,690  $ 6,740,085  $ 4,015,569
                                        -----------  -----------  -----------
Cash flows from investing activities:
  Disposals of fixed maturity
    securities held-to-maturity .......   2,000,000    2,000,000    2,500,000
  Purchases of fixed maturity
    securities available-for-sale .....           -   (1,500,000)           -
  Net (purchases) sales of short-term
     investments ......................  (1,820,140)   2,215,419   (1,643,245)

      Net cash provided by
       investing activities ...........     179,860    2,715,419      856,755
                                        -----------  -----------  -----------
Cash flows from financing activities:
   Issuance of common stock ...........     242,265      278,794      823,927
   Dividends paid to stockholders .....  (6,771,440)  (6,793,061)  (5,637,687)
   Repurchase of common stock .........           -   (2,998,677)           -
                                        -----------  -----------  -----------
      Net cash used in financing
       activities .....................  (6,529,175)  (9,512,944)  (4,813,760)
                                        -----------  -----------  -----------

Net increase (decrease) in cash .......      22,375      (57,440)      58,564

Cash at beginning of year .............       5,008       62,448        3,884
                                        -----------  -----------  -----------

Cash at end of year ................... $    27,383  $     5,008  $    62,448
                                        ===========  ===========  ===========

Income taxes paid ..................... $       189  $    31,952  $    50,229
Interest paid ......................... $         -  $       285  $         -

                                                            EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                                        Schedule III - Supplementary Insurance Information

                                                        For Years Ended December 31, 2000, 1999 and 1998

                                    Deferred     Losses and                                             Losses and
                                     policy      settlement                                   Net       settlement
                                  acquisition      expense      Unearned       Premium     investment    expenses
            Segment                   costs       reserves      premiums       revenue       income      incurred
            -------               -----------   ------------   -----------  ------------  -----------  ------------
Year ended December 31, 2000:
  Property and casualty insurance $13,777,831   $209,365,347   $65,228,769  $184,985,620  $20,787,679  $149,518,346
  Reinsurance ...................   1,858,922     77,123,681     8,449,645    46,472,822    7,873,040    40,003,328
  Parent company ................           -              -             -             -      345,474             -
                                  -----------   ------------   -----------  ------------  -----------  ------------
       Consolidated ............. $15,636,753   $286,489,028   $73,678,414  $231,458,442  $29,006,193  $189,521,674
                                  ===========   ============   ===========  ============  ===========  ============

Year ended December 31, 1999:
  Property and casualty insurance $11,992,874   $194,872,984   $57,598,773  $167,265,093  $18,282,642  $140,481,323
  Reinsurance ...................   1,626,318     71,641,040     7,392,356    43,833,048    7,113,877    36,394,925
  Parent company ................           -              -             -             -      364,042             -
                                  -----------   ------------   -----------  ------------  -----------  ------------
       Consolidated ............. $13,619,192   $266,514,024   $64,991,129  $211,098,141  $25,760,561  $176,876,248
                                  ===========   ============   ===========  ============  ===========  ============

Year ended December 31, 1998:
  Property and casualty insurance $10,666,188   $182,529,015   $53,785,443  $155,523,486  $17,635,076  $128,666,666
  Reinsurance ...................   1,689,294     63,081,308     7,678,608    38,720,919    6,760,098    29,209,428
  Parent company ................           -              -             -             -      463,889             -
                                  -----------   ------------   -----------  ------------  -----------  ------------
       Consolidated ............. $12,355,482   $245,610,323   $61,464,051  $194,244,405  $24,859,063  $157,876,094
                                  ===========   ============   ===========  ============  ===========  ============


                                  Amortization
                                  of deferred
                                     policy        Other
                                  acquisition   underwriting    Premiums
            Segment                  costs        expenses      written
            -------               ------------  ------------ -----------
Year ended December 31, 2000:
  Property and casualty insurance $ 40,675,773  $ 15,439,286 $190,104,541
  Reinsurance ...................   10,612,706     3,040,206   47,530,111
  Parent company ................            -             -            -
                                  ------------  ------------ ------------
       Consolidated ............. $ 51,288,479  $ 18,479,492 $237,634,652
                                  ============  ============ ============

Year ended December 31, 1999:
  Property and casualty insurance $ 38,374,266  $ 13,698,660 $171,015,719
  Reinsurance ...................    9,682,652     3,767,162   43,546,796
  Parent company ................            -             -            -
                                  ------------  ------------ ------------
       Consolidated ............. $ 48,056,918  $ 17,465,822 $214,562,515
                                  ============  ============ ============

Year ended December 31, 1998:
  Property and casualty insurance $ 35,754,919  $ 13,829,886 $161,855,333
  Reinsurance ...................    8,907,722     3,186,535   39,074,384
  Parent company ................            -             -            -
                                  ------------  ------------ ------------
       Consolidated ............. $ 44,662,641  $ 17,016,421 $200,929,717
                                  ============  ============ ============

                                         EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                                 Schedule IV - Reinsurance

                                     For years ended December 31, 2000, 1999 and 1998

                                                                                                    Percentage
                                                           Ceded to       Assumed                   of amount
                                               Gross         other       from other        Net       assumed
                                               amount      companies     companies       amount       to net
                                            ------------  ------------  ------------  ------------  ---------
Year ended December 31, 2000:
   Consolidated earned premiums ........... $245,078,165  $252,761,452  $239,141,729  $231,458,442       103.3%
                                            ============  ============  ============  ============  ==========
Year ended December 31, 1999:
   Consolidated earned premiums ........... $223,593,165  $230,785,034  $218,290,010  $211,098,141       103.4%
                                            ============  ============  ============  ============  ==========
Year ended December 31, 1998:
   Consolidated earned premiums ........... $202,514,027  $207,404,961  $199,135,339  $194,244,405       102.5%
                                            ============  ============  ============  ============  ==========


                                          EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 Schedule VI - Supplemental Insurance Information Concerning
                                           Property-Casualty Insurance Operations

                                      For Years Ended December 31, 2000, 1999 and 1998

                                                            Discount,
                                 Deferred    Reserves for   if any,
                                  policy      losses and    deducted                                    Net
Consolidated property-         acquisition    settlement      from      Unearned        Earned       investment
casualty entities                  costs       expenses     reserves    premiums       premiums        income
----------------------------   -----------   ------------   --------   -----------   ------------   -----------
Year ended December 31, 2000:  $15,636,753   $286,489,028   $  -0-     $73,678,414   $231,458,442   $28,660,719
                               ===========   ============   ========   ===========   ============   ===========
Year ended December 31, 1999:  $13,619,192   $266,514,024   $  -0-     $64,991,129   $211,098,141   $25,396,519
                               ===========   ============   ========   ===========   ============   ===========
Year ended December 31, 1998:  $12,355,482   $245,610,323   $  -0-     $61,464,051   $194,244,405   $24,395,174
                               ===========   ============   ========   ===========   ============   ===========

                                       Losses and           Amortization
                                   settlement expenses       of deferred       Paid
                                   incurred related to          policy      losses and
Consolidated property-           Current         Prior       acquisition    settlement      Premiums
casualty entities                  Year          Years          costs      expenses (1)     Written
----------------------------   ------------   -----------   ------------   ------------   -----------
Year ended December 31, 2000:  $191,425,036  ($ 1,903,362)  $ 51,288,479   $170,510,652   $237,634,652
                               ============   ===========   ============   ============   ============
Year ended December 31, 1999:  $182,609,687  ($ 5,733,439)  $ 48,056,918   $150,669,762   $214,562,515
                               ============   ===========   ============   ============   ============
Year ended December 31, 1998:  $168,953,309  ($11,077,215)  $ 44,662,641   $132,577,163   $200,929,717
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

                  EMC Insurance Group Inc. and Subsidiaries

                            Index to Exhibits


  Exhibit
  number                       Item                        Page number
  ------                       ----                        -----------
  10(a)     Quota Share Reinsurance Contract between
            Employers Mutual Casualty Company and
            EMC Reinsurance Company.                          39-53

  10(l)     Employers Mutual Casualty Company
            Supplemental Executive Retirement Plan.           54-59

  13(a)     Selected Financial Data.                            60

  13(b)     Management's Discussion and Analysis              61-71
            of Financial Condition and Results
            of Operations.

  13(c)     Financial Statements and Supplementary            72-100
            Data.

  13(d)     Stockholder Information.                           101

  16        Letter from KPMG LLP to Securities and
            Exchange Commission.                               102

  21        Subsidiaries of the Registrant.                    103

  23        Consent of KPMG LLP with respect to                104
            Forms S-8 and Form S-3.

  24        Power of Attorney.                                 105