Form 10-Q
period 2001-03-31
EMC INSURANCE GROUP INC
filed 2001-05-14
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2001
                               ----------------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
                              ------------------  ---------------------

Commission File Number: 0-10956
                       ------------

                           EMC INSURANCE GROUP INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Iowa                                              42-6234555
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


 717 Mulberry Street, Des Moines, Iowa                            50309
---------------------------------------                    -------------------
(Address of principal executive office)                         (Zip Code)


                                (515) 280-2902
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at May 1, 2001
                  -----                          --------------------------
     Common stock, $1.00 par value                         11,309,349


Total pages   19
            ------

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                     March 31,   December 31,
                                                       2001          2000
                                                   ------------  ------------
                                                    (Unaudited)
ASSETS
Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (fair value $57,824,139 and $70,975,728) ... $ 55,951,584  $ 70,202,394
    Securities available-for-sale, at fair value
      (amortized cost $289,989,612 and
      $279,770,031) ..............................  297,794,625   284,400,891
  Equity securities available-for-sale, at fair
    value (cost $29,447,177 and $28,742,915) .....   33,260,250    34,720,458
  Short-term investments, at cost ................   37,308,204    23,388,027
  Fixed maturity securities on loan:
    Securities held-to-maturity, at amortized cost
      (fair value $44,809,854 and $48,599,702) ...   41,299,328    45,509,199
    Securities available-for-sale, at fair value
      (amortized cost $12,509,522 and $9,679,449)    12,882,166     9,755,774
                                                   ------------  ------------
           Total investments .....................  478,496,157   467,976,743

Cash .............................................    1,331,106       490,226
Accrued investment income ........................    6,211,858     7,345,363
Accounts receivable (net of allowance for
  uncollectible accounts of $633,000 and $633,000)      147,358       274,014
Income taxes recoverable .........................            -       735,911
Reinsurance receivables ..........................   11,433,152    11,925,355
Deferred policy acquisition costs ................   18,393,149    15,636,753
Deferred income taxes ............................   15,071,445    15,445,251
Intangible assets, including goodwill, at cost
  less accumulated amortization of $2,515,349
  and $2,481,721 .................................    1,042,471     1,076,099
Prepaid reinsurance premiums .....................    2,643,820     1,945,099
Indebtedness of related party ....................   13,794,665    17,684,094
Securities lending collateral ....................   59,736,716    60,254,637
Other assets .....................................      341,838       770,552
                                                   ------------  ------------
           Total assets .......................... $608,643,735  $601,560,097
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                     March 31,   December 31,
                                                       2001          2000
                                                   ------------  ------------
                                                    (Unaudited)
LIABILITIES
Losses and settlement expenses ................... $290,165,596  $286,489,028
Unearned premiums ................................   89,831,837    87,562,837
Other policyholders' funds .......................      838,308       728,653
Income taxes payable .............................      701,740             -
Postretirement benefits ..........................    7,155,648     6,848,512
Deferred income ..................................       63,057        78,212
Securities lending ...............................   59,736,716    60,254,637
Other liabilities ................................   10,378,170    11,204,902
                                                   ------------  ------------
       Total liabilities .........................  458,871,072   453,166,781

STOCKHOLDERS' EQUITY

Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,306,625
  shares in 2001 and 11,294,220 shares in 2000 ...   11,306,625    11,294,220
Additional paid-in capital .......................   65,681,741    65,546,963
Accumulated other comprehensive income ...........    7,913,882     7,051,920
Retained earnings ................................   64,870,415    64,500,213
                                                   ------------  ------------
       Total stockholders' equity ................  149,772,663   148,393,316
                                                   ------------  ------------
       Total liabilities and stockholders' equity  $608,643,735  $601,560,097
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)
                                                        Three months ended
                                                             March 31,
                                                     ------------------------
                                                         2001         2000
                                                     -----------  -----------
REVENUES:
  Premiums earned .................................. $60,093,881  $53,427,335
  Investment income, net ...........................   7,368,195    6,947,416
  Realized investment gains ........................     587,076      164,385
  Other income .....................................     245,854      605,490
                                                     -----------  -----------
                                                      68,295,006   61,144,626
                                                     -----------  -----------
LOSSES AND EXPENSES:
  Losses and settlement expenses ...................  47,294,321   41,766,260
  Dividends to policyholders .......................     590,339      274,386
  Amortization of deferred policy acquisition costs   12,420,179   11,969,362
  Other underwriting expenses ......................   4,960,864    4,723,387
  Other expenses ...................................     351,476      407,557
                                                     -----------  -----------
                                                      65,617,179   59,140,952
                                                     -----------  -----------
        Income before income tax expense ...........   2,677,827    2,003,674
                                                     -----------  -----------
INCOME TAX EXPENSE (BENEFIT):
  Current ..........................................     671,861      101,785
  Deferred .........................................     (59,187)     284,719
                                                     -----------  -----------
                                                         612,674      386,504
                                                     -----------  -----------
        Net income ................................. $ 2,065,153  $ 1,617,170
                                                     ===========  ===========
Net income per common share - basic and diluted .... $       .18  $       .14
                                                     ===========  ===========
Dividends per common share ......................... $       .15  $       .15
                                                     ===========  ===========
Average number of shares outstanding - basic and
  diluted ..........................................  11,298,575   11,266,820
                                                     ===========  ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (Unaudited)
                                                        Three months ended
                                                            March 31,
                                                     ------------------------
                                                         2001        2000
                                                     -----------  -----------
Net income ......................................... $ 2,065,153  $ 1,617,170
                                                     -----------  -----------
OTHER COMPREHENSIVE INCOME:
  Unrealized holding gains arising during the
    period, before deferred income tax expense .....   1,882,869    4,178,243
  Deferred income tax expense ......................     640,175      188,013
                                                     -----------  -----------
                                                       1,242,694    3,990,230
                                                     -----------  -----------
  Reclassification adjustment for gains included
    in net income, before income tax expense .......    (576,867)    (164,385)
  Income tax expense................................     196,135       55,891
                                                     -----------  -----------
                                                        (380,732)    (108,494)
                                                     -----------  -----------
        Other comprehensive income ..................    861,962    3,881,736
                                                     -----------  -----------
        Total comprehensive income ..................$ 2,927,115  $ 5,498,906
                                                     ===========  ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)
                                                      Three months ended
                                                          March 31,
                                                  --------------------------
                                                      2001          2000
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................... $  2,065,153  $  1,617,170
                                                  ------------  ------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Losses and settlement expenses ............    3,676,568      (466,398)
      Unearned premiums .........................    2,269,000     1,786,507
      Other policyholders' funds ................      109,655      (175,516)
      Deferred policy acquisition costs .........   (2,756,396)     (419,355)
      Indebtedness to related party .............    3,889,429     5,985,894
      Accrued investment income .................    1,133,505       603,784
      Accrued income taxes:
        Current .................................      735,911       664,999
        Deferred ................................      (70,234)      284,719
      Realized investment gains .................     (587,076)     (164,385)
      Postretirement benefits ...................      307,136       230,226
      Reinsurance receivables ...................      492,203       189,262
      Prepaid reinsurance premiums ..............     (698,721)     (278,868)
      Amortization of deferred income ...........      (15,155)      (23,471)
      Other, net ................................      385,195      (366,173)
                                                  ------------  ------------
                                                     8,871,020     7,851,225
                                                  ------------  ------------
         Net cash provided by
              operating activities .............. $ 10,936,173  $  9,468,395
                                                  ------------  ------------

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)
                                                      Three months ended
                                                          March 31,
                                                  --------------------------
                                                      2001          2000
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of fixed maturity securities
    held-to-maturity ............................   18,478,565     1,097,506
  Purchases of fixed maturity securities
    available-for-sale ..........................  (21,072,400)  (14,573,157)
  Disposals of fixed maturity securities
    available-for-sale ..........................    8,078,537     1,326,393
  Purchases of equity securities
    available-for-sale ..........................   (7,601,123)   (4,744,432)
  Disposals of equity securities
    available-for-sale ..........................    7,489,073     4,684,057
  Net (purchases) sales of short-term investments  (13,920,177)    4,895,490
                                                  ------------  ------------
      Net cash used in investing activities .....   (8,547,525)   (7,314,143)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................      147,183       155,197
  Dividends paid to stockholders ................   (1,694,951)   (1,690,043)
                                                  ------------  ------------
      Net cash used in financing activities .....   (1,547,768)   (1,534,846)
                                                  ------------  ------------
NET INCREASE IN CASH ............................      840,880       619,406
Cash at beginning of year .......................      490,226     1,508,678
                                                  ------------  ------------
Cash at end of quarter .......................... $  1,331,106  $  2,128,084
                                                  ============  ============
Income taxes recovered .......................... $   (754,745) $   (563,214)
Interest (received) paid ........................ $    (91,529) $    154,292

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

                                March 31, 2001


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

In reading these financial statements, reference should be made to the Company's 2000 Form 10-K or the 2000 Annual Report to Shareholders for more detailed footnote information.

Note 2
------
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which defers the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. Currently, the Company's investment strategy does not include investments in derivative instruments or hedging activities. Therefore, adoption of this statement did not have any effect on the operating results of the Company.

Note 3
------
Effective January 1, 2001, the Company began recording the full-term premium amount due on policies that are billed on an installment basis. Previously, such amounts were recorded as each installment became due. This resulted in an increase to "Indebtedness of related party" and "Unearned premiums" of $13,884,423 on the consolidated balance sheet as of March 31, 2001. This change did not affect earned premiums on the consolidated statements of income nor have a material effect on the operating results of the Company for the three months ended March 31, 2001. Corresponding amounts in the December 31, 2000 consolidated balance sheet have been reclassified to conform to the presentation utilized in the 2001 consolidated balance sheet. These changes had no effect on previously reported stockholders' equity as of December 31, 2000.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------
                                 (Unaudited)

OVERVIEW

     EMC Insurance Group Inc., an approximately 77 percent-owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing
80.6 percent of consolidated premiums earned. For purposes of this discussion, the term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

CONSOLIDATED RESULTS OF OPERATIONS

     Operating results for the three months ended March 31, 2001 and 2000 are as follows:

($ in thousands)                             2001        2000
                                           --------    --------
Premiums earned .......................... $ 60,094    $ 53,427
Losses and settlement expenses ...........   47,294      41,766
Acquisition and other expenses ...........   17,971      16,967
                                           --------    --------
Underwriting loss ........................   (5,171)     (5,306)
Net investment income ....................    7,368       6,948
Other (expense) income ...................     (106)        198
                                           --------    --------
Operating income before income tax expense    2,091       1,840
Realized investment gains ................      587         164
                                           --------    --------
Income before income tax expense .........    2,678       2,004
Income tax expense .......................      613         387
                                           --------    --------
Net income ............................... $  2,065    $  1,617
                                           ========    ========
Incurred losses and settlement expenses:
  Insured events of the current year ..... $ 46,567    $ 43,351
  Increase (decrease) in provision for
    insured events of prior years ........      727      (1,585)
                                           --------    --------
      Total losses and settlement expenses $ 47,294    $ 41,766
                                           ========    ========
Catastrophe and storm losses ............. $    871    $    876
                                           ========    ========

     Operating results before income taxes improved moderately for the first three months of 2001 compared to the same period in 2000. This improvement is attributable to the property and casualty insurance segment, which benefited from an increase in overall premium rate adequacy and a decline in loss frequency. Operating results for the reinsurance segment declined for the first three months of 2001, but remained profitable. Inadequate premium rates, the result of several years of intense rate competition within the insurance industry, continue to be the primary factor impeding the Company's performance. Premium rate levels have improved during the last two years and this improvement continued during the first three months of 2001 as implemented rate increases grew progressively larger. This trend of increasing premium rate levels is expected to continue through the remainder of 2001, but it will take time for these rate increases to be fully reflected in earned premiums. The improvement that has been achieved in premium rate adequacy will have a positive impact on future operating results, but the unpredictable nature of catastrophe and storm losses will remain. In the meantime, management continues to work toward improved profitability through re-underwriting programs for both the existing book of business and the agency force and by controlling the usage of discretionary rate credits.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

     Premium income increased 12.5 percent for the three months ended March 31, 2001 from the same period in 2000 as both the property and casualty insurance segment and the reinsurance segment achieved significant growth. Applications for insurance coverage continued at high levels during the first quarter of 2001 due to the fact that some of the Company's competitors have withdrawn from certain markets or implemented large rate increases. The Company continues to be selective in the insurance risks that it accepts and has been able to price both the new and renewal business at more adequate levels.

     Losses and settlement expenses increased 13.2 percent for the three months ended March 31, 2001 from the same period in 2000. This increase is attributed to growth in the exposure base of both the property and casualty insurance segment and the reinsurance segment and adverse development on prior years' reserves. The Company has historically experienced favorable development in its reserves and reserving practices have not been changed; however, the amount of favorable development experienced will fluctuate from quarter to quarter and from year to year as individual claims are settled.

     Acquisition and other expenses increased 5.9 percent for the three months ended March 31, 2001 from the same period in 2000. This increase reflects the higher production achieved during the first quarter of 2001, but was limited by a reduction in commission and profit sharing expenses.

     Net investment income increased 6.0 percent for the three months ended March 31, 2001 from the same period in 2000. This increase is primarily attributable to a higher average invested balance in bonds. Also contributing to the increase was approximately $142,000 of interest expense incurred during the first quarter of 2000 associated with premium refunds mandated by the State of North Carolina.

     Income tax expense increased 58.4 percent for the three months ended March 31, 2001 from the same period in 2000. This increase is attributable to the improvement in pre-tax income for the first three months of 2001 and a decline in the amount of tax-exempt interest income earned, which totaled $1,102,000 in 2001 compared to $1,305,000 in 2000.

     Effective January 1, 2001, the Company began recording the full-term premium amount due on policies that are billed on an installment basis. Previously, such amounts were recorded as each installment became due. This resulted in an increase to "Indebtedness of related party" and "Unearned premiums" of $13,884,000 on the consolidated balance sheet as of March 31, 2001. This change did not affect earned premiums on the consolidated statements of income nor have a material effect on the operating results of the Company for the three months ended March 31, 2001. Corresponding amounts in the December 31, 2000 consolidated balance sheet have been reclassified to conform to the presentation utilized in the 2001 consolidated balance sheet. Such changes had no effect on previously reported stockholders' equity as of December 31, 2000.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

SEGMENT RESULTS

Property and Casualty Insurance

     Operating results for the three months ended March 31, 2001 and 2000 are as follows:

($ in thousands)                             2001        2000
                                           --------    --------
Premiums earned .......................... $ 48,411    $ 44,007
Losses and settlement expenses ...........   37,122      33,700
Acquisition and other expenses ...........   14,636      14,101
                                           --------    --------
Underwriting loss ........................   (3,347)     (3,794)
Net investment income ....................    5,316       4,889
Other income .............................       27         277
                                           --------    --------
Operating income before income taxes ..... $  1,996    $  1,372
                                           ========    ========
Incurred losses and settlement expenses:
  Insured events of the current year ..... $ 39,630    $ 37,019
  Decrease in provision for insured
    events of prior years ................   (2,508)     (3,319)
                                           --------    --------
      Total losses and settlement expenses $ 37,122    $ 33,700
                                           ========    ========
Catastrophe and storm losses ............. $    817    $    667
                                           ========    ========
     Premiums earned increased 10.0 percent for the three months ended
March 31, 2001 from the same period in 2000. This increase is primarily attributable to an increase in the exposure base of the commercial lines of business and rate increases that have been implemented during the last two years. Premium rate levels for property and casualty insurance continued to improve during the first quarter of 2001 as moderate single-digit to larger double-digit rate increases were implemented in most lines of business. This trend of increasing premium rate levels is expected to continue through the remainder of 2001. Premium income for the first three months of 2000 reflects approximately $239,000 of premium refunds mandated by the State of North Carolina.

     Losses and settlement expenses increased 10.2 percent for the three months ended March 31, 2001 from the same period in 2000, primarily as a result of the increase in exposure base noted above. Loss frequency declined during the first three months of 2001, continuing the trend that began in 2000, but the impact on operating results was partially offset by an increase in loss severity. The benefit realized from the development of prior years' reserves declined for the first three months of 2001 while catastrophe and storm losses increased slightly due to winter storms.

     Acquisition and other expenses increased 3.8 percent for the three months ended March 31, 2001 from the same period in 2000. This increase is significantly less than the growth in premium income due to the fact that a significant portion of the growth in premium income occurred in the workers' compensation line of business, which has a lower commission rate.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

     Other income decreased 90.3 percent for the three months ended March 31, 2001 from the same period in 2000. This decrease is primarily the result of a decline in operating income of the excess and surplus lines insurance agency due to the discontinuation of a long-haul trucking program.

     Underwriting results for the property and casualty insurance segment improved for the first quarter of 2001, but remained unprofitable due to inadequate premium rate levels. Premium rate levels have improved over the last two years and this trend is expected to continue through the remainder of 2001; however, it will take time for these rates increases to be fully reflected in earned premiums. The improvement that has been achieved in premium rate adequacy will have a positive impact on future underwriting results, but the unpredictable nature of catastrophe and storm losses will remain. In the meantime, management continues to work toward improved profitability through re-underwriting programs for both the existing book of business and the agency force and by controlling the usage of discretionary rate credits.

Reinsurance

     Operating results for the three months ended March 31, 2001 and 2000 are as follows:

($ in thousands)                               2001       2000
                                             --------   --------
Premiums earned ............................ $ 11,683   $  9,420
Losses and settlement expenses .............   10,172      8,066
Acquisition and other expenses .............    3,335      2,866
                                             --------   --------
Underwriting loss ..........................   (1,824)    (1,512)
Net investment income ......................    1,998      1,987
Other income ...............................       15         23
                                             --------   --------
Operating income before income taxes ....... $    189   $    498
                                             ========   ========
Incurred losses and settlement expenses:
  Insured events of the current year ....... $  6,937   $  6,332
  Increase in provision for insured
    events of prior years ..................    3,235      1,734
                                             --------   --------
      Total losses and settlement expenses   $ 10,172   $  8,066
                                             ========   ========
Catastrophe losses ......................... $     54   $    209
                                             ========   ========

     Premium income increased 24.0 percent for the three months ended March 31, 2001 from the same period in 2000. This large increase reflects $500,000 of "earned but not reported" premium associated with the addition of a new marine syndicate account, substantial growth in the exposure base of existing contracts, the addition of several new contracts and modest rate increases.
Due to the time lag in reporting on certain foreign reinsurance contracts, estimated amounts of premium income and related losses and expenses are booked on a quarterly basis. These estimates are adjusted when the reported amounts deviate from the estimates. Industry premium rates improved during 2000 and the reinsurance subsidiary was successful in obtaining moderate rate increases on many of its reinsurance contracts during the January renewal season, when the majority of its reinsurance contracts renew. Industry premium rates continued to show moderate improvement during the first quarter of 2001 and this trend is expected to continue through the remainder of 2001.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

     Losses and settlement expenses increased 26.1 percent for the three months ended March 31, 2001 from the same period in 2000. This increase is attributed to the increase in exposure base noted above as well as a significant increase in adverse development on prior years' reserves, primarily from a reinsurance pool in which the reinsurance subsidiary participates. Results for the first quarter of 2001 also reflect increased loss activity from construction defect claims and winter storms.

     Acquisition and other expenses increased 16.4 percent for the three months ended March 31, 2001 as compared to the same period in 2000. This increase reflects the growth in premium income achieved in the first three months of 2001, but was limited by a decline in profit sharing expenses associate with the poor loss performance of the reinsurance pool noted above.

     Underwriting results declined in 2001 as the reinsurance segment experienced a significant increase in adverse development on prior years' reserves and increased loss activity on certain accounts. Industry premium rate levels improved during 2000 and the reinsurance subsidiary was able to implement moderate rate increases during the January 2001 renewal season; however, premium rate levels are still considered to be inadequate and the excess capacity that led to the reduction in premium rate levels continues to exist. Underwriting results for the remainder of 2001 will benefit from the recent rate increases, but it is unknown whether the trend of increased loss frequency and severity will continue. Employers Mutual continues to work toward improving profitability on the assumed book of business by accepting a larger share of coverage on desirable programs, strengthening its relationships with reinsurance intermediaries and monitoring premium growth.


Parent Company

     The parent company reported an operating loss before income taxes of $94,000 for the three months ended March 31, 2001 compared to an operating loss of $30,000 for the same period in 2000. The decrease in the 2001 operating results is due to higher operating expenses and, to a lesser extent, a decline in investment income.


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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

     The Company considers itself to be a long-term investor and generally purchases fixed maturity investments with the intent to hold them to maturity. The Company has previously classified a portion of its investments in fixed maturity securities, primarily bonds issued by municipalities and corporations, as available-for-sale securities to provide flexibility in the management of the portfolio. Beginning in the third quarter of 1999, all newly acquired securities are being classified as available-for-sale to provide increased management flexibility. The Company had an unrealized holding gain on fixed maturity securities available-for-sale of $5,397,000 at March 31, 2001 compared to $3,107,000 at December 31, 2000. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant.

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

     During 1999 and 2000 the Company sold approximately $55,000,000 and $14,000,000, respectively, of investments in tax-exempt fixed maturity securities and reinvested the proceeds in taxable fixed maturity securities. This change in asset allocation is not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.

     The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends and investment purchases.

     The Company generated positive cash flows from operations of $10,936,173 during the first quarter of 2001 as compared to $9,468,395 for the same period of 2000.

     Employers Mutual continued to reinvest 100 percent of its dividends in additional shares of the Company's common stock during the first quarter of 2001. It is not known whether, or for how long, Employers Mutual will continue to participate in the Company's dividend reinvestment plan, or whether it will change its level of participation in the plan.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning afterJune 15, 1999. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which defers the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. Currently, the Company's investment strategy does not include investments in derivative instruments or hedging activities. Therefore, adoption of this statement did not have any effect on the operating results of the Company.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

     The main objectives in managing the investment portfolios of the Company are to maximize after-tax investment income and total investment return while minimizing credit risks, in order to provide maximum support for the underwriting operations. Investment strategies are developed based upon many factors including underwriting results and the Company's resulting tax position, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are centrally managed by investment professionals and are supervised by the investment committees of the respective board of directors for each of the Company's subsidiaries.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,
-------  -----------------------------------------------------------
           CONTINUED
           ---------
                                 (Unaudited)

     Interest rate risk includes the price sensitivity of a fixed maturity security to changes in interest rates and the affect on future earnings from short-term investments and maturing long-term investments, given a change in interest rates. The following analysis illustrates the sensitivity of the Company's financial instruments to selected changes in market rates and prices. A hypothetical one percent increase in interest rates as of March 31, 2001 would result in a corresponding pre-tax decrease in the fair value of the fixed maturity portfolios of approximately $22,942,000 or 5.0 percent. In addition, a hypothetical one percent decrease in interest rates at March 31, 2001 would result in a corresponding decrease in pre-tax income over the next twelve months of approximately $1,014,000, assuming the current maturity and prepayment patterns. The Company monitors interest rate risk through the analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter term instruments given the results of interest rate simulations and judgments of cash flow needs. The effective duration of the fixed maturity portfolio at March 31, 2001 was 4.88 years.

     The valuation of the Company's marketable equity portfolios is subject to equity price risk. In general, equities have more year-to-year price variability than bonds. However, returns from equity securities over longer time frames have been consistently higher. The Company invests in a diversified portfolio of readily marketable equity securities. A hypothetical 10 percent decrease in the S&P 500 as of March 31, 2001 would result in a corresponding pre-tax decrease in the fair value of the Company's equity portfolio of approximately $2,916,000.

     The Company invests in high quality fixed maturity securities, thus minimizing credit quality risk. At March 31, 2001 the portfolio of long-term fixed maturity securities consists of 12.3 percent U.S. Treasury, 8.1 percent government agency, 11.1 percent mortgage-backed, 18.5 percent municipal, and
50.0 percent corporate securities. At December 31, 2000 the portfolio of long-term fixed maturity securities consisted of 12.5 percent U.S. Treasury, 12.2 percent government agency, 12.3 percent mortgage-backed, 19.1 percent municipal, and 43.9 percent corporate securities. The Company had one bond (Southern California Edison) below investment grade. The bond has a book value of $1,400,000 and is being carried at its market value of $1,134,000.
It is unknown at this time what portion of the bond balance, if any, will be collectible.

     Prepayment risk refers to the changes in prepayment patterns that can either shorten or lengthen the expected timing of the principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within the portfolio of mortgage-backed securities. The prepayment risk analysis is monitored regularly through the analysis of interest rate simulations. At March 31, 2001 the effective duration of the mortgage-backed securities is 2.7 years with an average life and current yield of 6.3 years and
7.4 percent, respectively. At December 31, 2000 the effective duration of the mortgage-backed securities was 3.9 years with an average life and current yield of 5.4 years and 7.4 percent, respectively.

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------
    (a)  None.

    (b) No Form 8-K was filed by the registrant during the quarter ended March 31, 2001.

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

Date:  May 14, 2001