Form 10-Q
period 2001-06-30
EMC INSURANCE GROUP INC
filed 2001-08-10
CIK 356130

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2001
                               ---------------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to____________________

Commission File Number: 0-10956
                       ---------

                           EMC INSURANCE GROUP INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Iowa                                              42-6234555
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


 717 Mulberry Street, Des Moines, Iowa                           50309
--------------------------------------                   - -----------------
(Address of principal executive office)                        (Zip Code)


                                (515) 280-2902
              --------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                   -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at July 31, 2001
                  -----                      ----------------------------
     Common stock, $1.00 par value                     11,314,446


Total pages   23
             ----

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS



                                                     June 30,    December 31,
                                                       2001          2000
                                                   ------------  ------------
                                                    (Unaudited)
ASSETS
Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (fair value $51,024,674 and $70,975,728) ... $ 49,873,734  $ 70,202,394
    Securities available-for-sale, at fair value
      (amortized cost $317,461,308 and
      $279,770,031) ..............................  321,851,657   284,400,891
  Equity securities available-for-sale, at fair
    value (cost $29,042,394 and $28,742,915) .....   34,737,335    34,720,458
  Short-term investments, at cost ................   28,650,301    23,388,027
  Fixed maturity securities on loan:
    Securities held-to-maturity, at amortized cost
      (fair value $46,493,370 and $48,599,702) ...   43,403,123    45,509,199
    Securities available-for-sale, at fair value
      (amortized cost $16,586,485 and $9,679,449)    17,261,751     9,755,774
                                                   ------------  ------------
           Total investments .....................  495,777,901   467,976,743

Cash .............................................    1,746,268       490,226
Accrued investment income ........................    8,004,746     7,345,363
Accounts receivable (net of allowance for
  uncollectible accounts of $633,000 and $633,000)      412,608       274,014
Income taxes recoverable .........................    1,061,824       735,911
Reinsurance receivables ..........................   12,843,218    11,925,355
Deferred policy acquisition costs ................   19,952,752    15,636,753
Deferred income taxes ............................   16,852,645    15,445,251
Intangible assets, including goodwill, at cost
  less accumulated amortization of $2,548,977
  and $2,481,721 .................................    1,008,843     1,076,099
Prepaid reinsurance premiums .....................    3,636,683     1,945,099
Indebtedness of related party ....................      220,887    17,684,094
Securities lending collateral ....................   64,499,492    60,254,637
Other assets .....................................      250,769       770,552
                                                   ------------  ------------
           Total assets .......................... $626,268,636  $601,560,097
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS



                                                     June 30,    December 31,
                                                       2001          2000
                                                   ------------  ------------
                                                    (Unaudited)
LIABILITIES
Losses and settlement expenses ................... $298,839,563  $286,489,028
Unearned premiums ................................   96,719,541    87,562,837
Other policyholders' funds .......................      365,617       728,653
Postretirement benefits ..........................    7,409,754     6,848,512
Deferred income ..................................       49,852        78,212
Securities lending ...............................   64,499,492    60,254,637
Other liabilities ................................   13,879,371    11,204,902
                                                   ------------  ------------
       Total liabilities .........................  481,763,190   453,166,781
                                                   ------------  ------------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,312,973
  shares in 2001 and 11,294,220 shares in 2000 ...   11,312,973    11,294,220
Additional paid-in capital .......................   65,762,388    65,546,963
Accumulated other comprehensive income ...........    7,101,964     7,051,920
Retained earnings ................................   60,328,121    64,500,213
                                                   ------------  ------------
       Total stockholders' equity ................  144,505,446   148,393,316
                                                   ------------  ------------
       Total liabilities and stockholders' equity  $626,268,636  $601,560,097
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)

                               Three months ended        Six months ended
                                    June 30,                 June 30,
                            ----------------------- -------------------------
                                2001        2000        2001         2000
                            ----------- ----------- ------------ ------------
REVENUES:
  Premiums earned ..........$63,315,356 $55,132,431 $123,409,237 $108,559,766
  Investment income, net ...  7,781,702   7,232,300   15,149,897   14,179,727
  Realized investment gains      14,662     164,868      601,738      329,253
  Other income .............    196,102     387,476      441,956      992,966
                            ----------- ----------- ------------ ------------
                             71,307,822  62,917,075  139,602,828  124,061,712
                            ----------- ----------- ------------ ------------
LOSSES AND EXPENSES:
  Losses and settlement
    expenses ............... 57,712,397  47,106,919  105,006,718   88,873,179
  Dividends to policyholders     (1,591)    243,020      588,748      517,406
  Amortization of deferred
    policy acquisition costs 13,511,682  12,228,213   25,931,861   24,197,575
  Other underwriting
    expenses ...............  4,714,365   3,270,361    9,675,229    7,993,748
  Other expenses ...........    396,731     362,524      748,207      770,092
                            ----------- ----------- ------------ ------------
                             76,333,584  63,211,037  141,950,763  122,352,000
                            ----------- ----------- ------------ ------------
    (Loss) income before
      income tax benefit ... (5,025,762)   (293,962)  (2,347,935)   1,709,712
                            ----------- ----------- ------------ ------------
INCOME TAX (BENEFIT)
  EXPENSE:
    Current ................   (805,909)      6,689     (134,048)     108,474
    Deferred ............... (1,373,988)   (496,499)  (1,433,175)    (211,780)
                            ----------- ----------- ------------ ------------
                             (2,179,897)   (489,810)  (1,567,223)    (103,306)
                            ----------- ----------- ------------ ------------
        Net (loss) income ..$(2,845,865)$   195,848 $   (780,712)$  1,813,018
                            =========== =========== ============ ============

Net (loss) income per common
  share - basic and diluted $      (.25)$       .02 $       (.07)$        .16
                            =========== =========== ============ ============

Dividends per common share  $       .15 $       .15 $        .30 $        .30
                            =========== =========== ============ ============

Average number of common
  shares outstanding - basic
  and diluted .............. 11,309,536  11,288,104   11,304,055   11,277,462
                            =========== =========== ============ ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                               Three months ended        Six months ended
                                    June 30,                 June 30,
                             ----------------------- -----------------------
                                 2001        2000        2001       2000
                             ----------- ----------- ----------- -----------

Net (loss) income .......... $(2,845,865)$   195,848 $  (780,712)$ 1,813,018
                             ----------- ----------- ----------- -----------
OTHER COMPREHENSIVE INCOME:
  Unrealized holding
    (losses) gains arising
    during the period,
    before deferred income
    tax (benefit) expense ..  (1,215,512) (1,390,591)    667,357   2,787,652
  Deferred income tax
    (benefit) expense ......    (413,271)    (76,067)    226,904     111,946
                             ----------- ----------- ----------- -----------
                                (802,241) (1,314,524)    440,453   2,675,706
                             ----------- ----------- ----------- -----------
  Reclassification
    adjustment for gains
    included in net (loss)
    income, before income
    tax expense ............     (14,662)   (164,868)   (591,529)   (329,253)
  Income tax expense .......       4,985      56,055     201,120     111,946
                             ----------- ----------- ----------- -----------
                                  (9,677)   (108,813)   (390,409)   (217,307)
                             ----------- ----------- ----------- -----------
        Other comprehensive
          (loss) income ....    (811,918) (1,423,337)     50,044   2,458,399
                             ----------- ----------- ----------- -----------
        Total comprehensive
          (loss) income .... $(3,657,783)$(1,227,489)$  (730,668)$ 4,271,417
                             =========== =========== =========== ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                        Six months ended
                                                            June 30,
                                                  --------------------------
                                                      2001          2000
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income ............................. $   (780,712) $  1,813,018
                                                  ------------  ------------
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
      Losses and settlement expenses ............   12,350,535     3,172,859
      Unearned premiums .........................    9,156,704     5,427,388
      Other policyholders' funds ................     (363,036)     (470,617)
      Deferred policy acquisition costs .........   (4,315,999)   (1,264,321)
      Indebtedness of related party .............    5,284,965    (1,666,717)
      Accrued investment income .................     (659,383)     (278,164)
      Accrued income taxes:
        Current .................................     (325,913)      121,596
        Deferred ................................   (1,433,178)     (211,780)
      Realized investment gains .................     (601,738)     (329,253)
      Postretirement benefits ...................      561,242       460,452
      Reinsurance receivables ...................     (917,863)    1,147,645
      Prepaid reinsurance premiums ..............   (1,691,584)     (793,344)
      Amortization of deferred income ...........      (28,360)      (44,573)
      Other, net ................................    2,959,843        23,377
                                                  ------------  ------------
                                                    19,976,235     5,294,548
      Cash provided by the property and casualty
        insurance subsidiaries' change in
        recording the full-term premium amount
        on policies billed on an installment
        basis (note 3) ..........................   12,178,242             -
                                                  ------------  ------------
          Net cash provided by
            operating activities ................ $ 31,373,765  $  7,107,566
                                                  ============  ============

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                  (Unaudited)

                                                        Six months ended
                                                            June 30,
                                                  --------------------------
                                                      2001          2000
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of fixed maturity securities
    held-to-maturity ............................ $ 22,463,927  $  4,715,303
  Purchases of fixed maturity securities
    available-for-sale ..........................  (58,685,145)  (19,325,277)
  Disposals of fixed maturity securities
    available-for-sale ..........................   14,220,276     2,354,424
  Purchases of equity securities
    available-for-sale ..........................  (14,036,612)  (12,592,468)
  Disposals of equity securities
    available-for-sale ..........................   14,339,309    13,108,671
  Net (purchases) sales of short-term investments   (5,262,276)    7,358,388
                                                  ------------  ------------
    Net cash used in investing activities .......  (26,960,521)   (4,380,959)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................      234,178       203,194
  Dividends paid to stockholders ................   (3,391,380)   (3,383,600)
                                                  ------------  ------------
      Net cash used in financing activities .....   (3,157,202)   (3,180,406)
                                                  ------------  ------------
NET INCREASE (DECREASE) IN CASH .................    1,256,042      (453,799)
Cash at beginning of year .......................      490,226     1,508,678
                                                  ------------  ------------
Cash at end of quarter .......................... $  1,746,268  $  1,054,879
                                                  ============  ============
Income taxes paid (recovered) ................... $    191,988  $    (13,122)
Interest (received) paid ........................ $    (88,519) $     56,532


See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

                                June 30, 2001

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

Note 3
------
     Effective January 1, 2001, the Company began recording the full-term premium amount due on policies that are billed on an installment basis. Previously, such amounts were recorded as each installment became due. As a result, on January 1, 2001 written premiums and unearned premiums increased $13,884,423, assets increased $12,178,242 and the Company incurred $1,706,181 of commission expense. This change did not affect earned premiums on the consolidated statements of income for the three and six months ended June 30, 2001 and the operating results for those periods were not materially affected as the commission expense was offset by an increase in deferred policy acquisition costs. For comparative purposes, the December 31, 2000 consolidated balance sheet has been restated to conform to the presentation utilized in the 2001 consolidated balance sheet. This change had no effect on the previously reported stockholders' equity as of December 31, 2000.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

                                June 30, 2001

Note 4
------
     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 addresses accounting for intangible assets, eliminates the amortization of goodwill and provides specific steps for testing the impairment of goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. The Company is currently reviewing these statements to determine what impact, if any, they will have on the operating results of the Company.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------
                                 (Unaudited)
OVERVIEW

     EMC Insurance Group Inc., an approximately 78 percent-owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing
80.1 percent of consolidated premiums earned. For purposes of this discussion, the term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate, are referred to as the "EMC Insurance Companies."


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


CONSOLIDATED RESULTS OF OPERATIONS

     Operating results for the three months and six months ended June 30, 2001 and 2000 are as follows:

                                      Three months ended Six months ended
                                           June 30,          June 30,
                                      -----------------  -----------------
($ in thousands)                        2001     2000      2001     2000
                                      -------- --------  -------- --------

Premiums earned ..................... $ 63,315 $ 55,133  $123,409 $108,560
Losses and settlement expenses ......   57,713   47,107   105,007   88,873
Acquisition and other expenses ......   18,225   15,742    36,196   32,709
                                      -------- --------  -------- --------
Underwriting loss ...................  (12,623)  (7,716)  (17,794) (13,022)
Net investment income ...............    7,782    7,232    15,150   14,180
Other (expense) income ..............     (200)      25      (306)     223
                                      -------- --------  -------- --------
Operating (loss) income before
  income tax benefit ................   (5,041)    (459)   (2,950)   1,381
Realized investment gains ...........       15      165       602      329
                                      -------- --------  -------- --------
(Loss) income before income tax
  benefit ...........................   (5,026)    (294)   (2,348)   1,710
Income tax benefit ..................   (2,180)    (490)   (1,567)    (103)
                                      -------- --------  -------- --------
Net (loss) income ................... $ (2,846)$    196  $   (781)$  1,813
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 58,807 $ 48,676  $105,374 $ 92,027
    Decrease in provision for
      insured events of prior years     (1,094)  (1,569)     (367)  (3,154)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 57,713 $ 47,107  $105,007 $ 88,873
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $ 11,714 $  4,555  $ 12,585 $  5,431
                                      ======== ========  ======== ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     Operating results before income taxes declined significantly for both the three months and six months ended June 30, 2001 compared to the same periods in 2000. These declines are primarily attributed to an unusually large increase in catastrophe and storm losses that resulted from a series of intense storms that battered the Midwestern and Southern United States in April, May and June. In addition to the large increase in catastrophe and storm losses, the Company's operating performance for the first six months of 2001 continued to be hampered by the inadequate premium rate levels that persist in the insurance marketplace. Premium rate levels have improved over the last two and one half years and the rate of improvement has accelerated during the last several months as implemented rate increases have grown progressively larger. This trend of increasing rate levels is expected to continue through the remainder of the year, but it will take time for these rate increases to be fully reflected in earned premiums. The improvement that has been achieved in premium rate adequacy over the last two and one half years will have a positive impact on future operating results, but the unpredictable nature of catastrophe and storm losses will remain. In the meantime, management continues to work toward improved profitability through re-underwriting programs for both the existing book of business and the agency force and by controlling the usage of discretionary rate credits.

     Premium income increased 14.8 percent for the three months and 13.7 percent for the six months ended June 30, 2001 from the same periods in 2000. Both the property and casualty insurance segment and the reinsurance segment achieved significant growth in 2001 through a combination of implemented rate increases and increased exposures. Applications for insurance coverage continued at high levels during the first half of 2001 due to the fact that some of the Company's competitors have withdrawn from certain markets or implemented large rate increases. The Company continues to be selective in the insurance risks that it accepts and has been able to price both new and renewal business at more adequate levels.

     Losses and settlement expenses increased 22.5 percent for the three months and 18.2 percent for the six months ended June 30, 2001 from the same periods in 2000. These increases are primarily attributed to an unusually large amount of catastrophe and storm losses experienced during the second quarter of 2001. The benefit realized from the favorable development of prior years' reserves was relatively stable for the three months ended June 30, 2001, but declined significantly for the first six months of 2001. The Company has historically experienced favorable development in its reserves and reserving practices have not been changed; however, the amount of favorable development experienced will fluctuate from quarter to quarter and from year to year as individual claims are settled.

     Acquisition and other expenses increased 15.8 percent for the three months and 10.7 percent for the six months ended June 30, 2001 compared to the same periods in 2000. These increases are primarily attributed to the higher production achieved during the first six months of 2001 and also reflect $839,000 of commission income recorded by the reinsurance subsidiary during the second quarter of 2000.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     Net investment income increased 7.6 percent for the three months and 6.8 percent for the six months ended June 30, 2001 from the same periods in 2000. These increases are primarily attributed to a higher average invested balance in fixed-maturity securities.

     The income tax benefit increased for both the three months and six months ended June 30, 2001 from the same periods in 2000. These increases primarily reflect the decline in pre-tax operating income experienced in 2001.

     Effective January 1, 2001, the Company began recording the full-term premium amount due on policies that are billed on an installment basis. Previously, such amounts were recorded as each installment became due. As a result, on January 1, 2001 written premiums and unearned premiums increased $13,884,423, assets increased $12,178,242 and the Company incurred $1,706,181 of commission expense. This change did not affect earned premiums on the consolidated statements of income for the three and six months ended June 30, 2001 and the operating results for those periods were not materially affected as the commission expense was offset by an increase in deferred policy acquisition costs. For comparative purposes, the December 31, 2000 consolidated balance sheet has been restated to conform to the presentation utilized in the 2001 consolidated balance sheet. This change had no effect on the previously reported stockholders' equity as of December 31, 2000.

     A.M. Best announced on July 10, 2001 that their rating of the EMC Insurance Companies, which includes the Company's property and casualty insurance subsidiaries, was changed from "A" (Excellent) to "A-" (Excellent). This rating action reflects A.M. Best's perception of the EMC Insurance Companies underwriting performance and operating losses over the past three years. Despite this rating action, A.M. Best stated that the EMC Insurance Companies' Excellent rating reflects its strong capitalization, conservative operating strategies and local-market presence. Management does not believe that the new rating will have a material impact on the Company's operations.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

SEGMENT RESULTS

Property and Casualty Insurance

     Operating results for the three months and six months ended June 30, 2001 and 2000 are as follows:

                                      Three months ended Six months ended
                                           June 30,           June 30,
                                      -----------------  -----------------
($ in thousands)                        2001     2000      2001     2000
                                      -------- --------  -------- --------

Premiums earned ..................... $ 50,409 $ 45,060  $ 98,820 $ 89,067
Losses and settlement expenses ......   46,499   38,111    83,621   71,811
Acquisition and other expenses ......   14,411   13,450    29,047   27,551
                                      -------- --------  -------- --------
Underwriting loss ...................  (10,501)  (6,501)  (13,848) (10,295)
Net investment income ...............    5,628    5,175    10,944   10,064
Other (expense) income ..............      (49)     136       (22)     413
                                      -------- --------  -------- --------
Operating (loss) income before
  income taxes ...................... $ (4,922)$ (1,190) $ (2,926)$    182
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 48,711 $ 40,449  $ 88,341 $ 77,468
    Decrease in provision for
      insured events of prior years..   (2,212)  (2,338)   (4,720)  (5,657)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 46,499 $ 38,111  $ 83,621 $ 71,811
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $ 10,187 $  4,162  $ 11,004 $  4,829
                                      ======== ========  ======== ========

     Premiums earned increased 11.9 percent for the three months and 11.0 percent for the six months ended June 30, 2001 from the same periods in 2000. These increases are primarily attributable to rate increases that have been implemented during the last two years and an increase in the exposure base of the commercial lines of business. Premium rate levels for property and casualty insurance continued to improve during the second quarter of 2001 as progressively larger rate increases, ranging from moderate single-digit to larger double-digit, were implemented in most lines of business. This trend of increasing premium rate levels is expected to continue through 2001. Premium income for the first half of 2000 reflects approximately $239,000 of premium refunds mandated by the State of North Carolina.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     Losses and settlement expenses increased 22.0 percent for the three months and 16.4 percent for the six months ended June 30, 2001 as compared to the same periods in 2000. These increases are primarily the result of an unusually large amount of catastrophe and storm losses that were produced by a series of intense storms that battered the Midwestern and Southern United States in April, May and June. Excluding the affect of catastrophe and storm losses, overall loss experience for 2001 has been negatively impacted by an increase in both large losses and loss severity, but benefited from a decline in loss frequency. The benefit realized from the favorable development of prior years' reserves remained fairly constant during the second quarter of 2001 but declined for the first six months of 2001.

     Acquisition and other expenses increased 7.1 percent for the three months and 5.4 percent for the six months ended June 30, 2001 as compared to the same periods in 2000. These increases are less than the growth in premium income reported for these time periods due to the fact that a significant portion of the growth in premium income occurred in the workers' compensation line of business, which has a lower commission rate.

     Underwriting results for the three months and six months ended June 30, 2001 declined in comparison to the same periods in 2000, primarily due to a significant increase in catastrophe and storm losses. Premium rate levels continued to show improvement during the second quarter of 2001 as moderate single-digit to larger double-digit rate increases were implemented in most lines of business; however, premium rate levels remain inadequate and continue to hamper underwriting results. Premium rates are expected to continue to improve through the remainder of 2001, but it will take time for these rate increases to be fully reflected in earned premiums. The improvement that has been achieved in premium rate adequacy will have a positive impact on future operating results, but the unpredictable nature of catastrophe and storm losses will remain. Management continues to work toward improving profitability through re-underwriting programs for both the existing book of business and the agency force and by controlling the usage of discretionary rate credits.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

Reinsurance

     Operating results for the three months and six months ended June 30, 2001 and 2000 are as follows:

                                      Three months ended Six months ended
                                           June 30,           June 30,
                                      -----------------  -----------------
($ in thousands)                        2001     2000      2001     2000
                                      -------- --------  -------- --------

Premiums earned ..................... $ 12,906 $ 10,073  $ 24,589 $ 19,493
Losses and settlement expenses ......   11,214    8,996    21,386   17,062
Acquisition and other expenses ......    3,814    2,292     7,149    5,158
                                      -------- --------  -------- --------
Underwriting loss ...................   (2,122)  (1,215)   (3,946)  (2,727)
Net investment income ...............    2,099    1,959     4,097    3,946
Other income ........................       13       22        28       45
                                      -------- --------  -------- --------
Operating (loss) income before
  income taxes ...................... $    (10)$    766  $    179 $  1,264
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 10,096 $  8,227  $ 17,033 $ 14,559
    Increase (decrease) in
      provision for insured events
      of prior years ................    1,118      769     4,353    2,503
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 11,214 $  8,996  $ 21,386 $ 17,062
                                      ======== ========  ======== ========
Catastrophe losses .................. $  1,527 $    393  $  1,581 $    602
                                      ======== ========  ======== ========

     Premiums earned increased 28.1 percent for the three months and 26.1 percent for the six months ended June 30, 2001 from the same periods in 2000. These increases reflect the addition of a new marine syndicate account, the addition of new contracts, growth in the exposure base of existing contracts and modest rate increases. Industry premium rates improved during 2000 and the reinsurance subsidiary was successful in obtaining moderate rate increases on many of its reinsurance contracts during the January renewal season, when the majority of its reinsurance contracts renew. Industry premium rates have continued to show moderate improvement during the first half of 2001 and this trend is expected to continue through the remainder of the year.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     Losses and settlement expenses increased 24.7 percent for the three months and 25.3 percent for the six months ended June 30, 2001 from the same periods in 2000. These increases are attributed to the increase in exposure base noted above as well as a substantial increase in adverse development on prior years' reserves, primarily from a reinsurance pool in which the reinsurance subsidiary participates. In addition, the results for the second quarter of 2001 reflect significant catastrophe and storm losses from Midwest wind and hail storms and flood losses from tropical storm Allison. Results for the six months ended June 30, 2001 also reflect increased loss activity from construction defect claims and winter storm losses.

     Acquisition and other expenses increased 66.4 percent for the three months and 38.6 percent for the six months ended June 30, 2001 from the same periods in 2000. These increases reflect $310,000 of commission income on ceded reinsurance contracts that was recorded in the second quarter of 2001 and $839,000 of commission income that was recorded in the second quarter of 2000. Excluding these commission amounts, acquisition and other expenses increased 31.7 percent for the three months and 24.4 percent for the six months ended June 30, 2001. These increases reflect the growth in premium income noted above.

     Underwriting results declined for both the three months and six months ended June 30, 2001 compared to the same periods in 2000 as a result of increased adverse development on prior years' reserves, higher catastrophe and storm losses and increased loss activity on certain accounts. Although moderate rate increases were implemented during the 2001 renewal season, premium rate levels are still considered to be inadequate and the excess capacity that lead to the reduction in premium rate levels continues to exist. Underwriting results for the remainder of 2001 will benefit from the recent rate increases, but it is unknown whether the trend of increased loss frequency and severity will continue. Employers Mutual continues to work toward improving profitability on the assumed book of business by accepting a larger share of coverage on desirable programs, strengthening its relationships with reinsurance intermediaries and monitoring premium growth.

Parent Company

     Operating loss before income taxes totaled $109,000 and $203,000 for the three months and six months ended June 30, 2001 compared to losses of $35,000 and $65,000 for the same periods in 2000. Operating expenses of the Company increased for both the three months and six months ended June 30, 2001 over the same periods in 2000. In addition, interest income, the Company's primary source of income, declined as a result of a decrease in the average invested asset balance in 2001 from that of 2000.

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

     The Company considers itself to be a long-term investor and generally purchases fixed maturity investments with the intent to hold them to maturity. Despite this intent, the Company has historically classified a portion of its fixed maturity investments as available-for-sale securities to provide flexibility in the management of the portfolio. Since the third quarter of 1999, all newly acquired fixed maturity investments have been classified as available-for-sale securities to provide increased management flexibility.
The Company had an unrealized holding gain on fixed maturity securities available-for-sale of $3,343,000 at June 30, 2001 compared to $3,107,000 at December 31, 2000. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant.

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

     The Company generated positive cash flows from operations of $31,373,765 during the first half of 2001 as compared to $7,107,566 for the same period of
2000.   The amount for 2001 includes $12,178,242 received from Employers
Mutual in connection with the change in recording the full-term premium amount on policies billed on an installment basis.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     Employers Mutual continued to reinvest 100 percent of its dividends in additional shares of the Company's common stock during the first half of 2001. It is not known whether, or for how long, Employers Mutual will continue to participate in the Company's dividend reinvestment plan, or whether it will change its level of participation in the plan.


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

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 addresses accounting for intangible assets, eliminates the amortization of goodwill and provides specific steps for testing the impairment of goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, however, the amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. The Company is currently reviewing these statements to determine what impact, if any, they will have on the operating results of the Company.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides issuers the opportunity to make cautionary statements regarding forward-looking statements. Accordingly, any forward-looking statement contained in this report is based on management's current expectations and actual results of the Company may differ materially from such expectations. The risks and uncertainties that may affect the actual results of the Company include but are not limited to the following: catastrophic events and the occurrence of significant severe weather conditions; state and federal legislation and regulations; changes in the demand for, pricing of, or supply of insurance or reinsurance; changes in interest rates and the performance of financial markets; the adequacy of loss and settlement expense reserves, including asbestos and environmental claims; rating agency actions; and other risks and uncertainties inherent in the Company's business.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------
                                 (Unaudited)

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

     Interest rate risk includes the price sensitivity of a fixed maturity security to changes in interest rates and the affect on future earnings from short-term investments and maturing long-term investments, given a change in interest rates. The following analysis illustrates the sensitivity of the Company's financial instruments to selected changes in market rates and prices. A hypothetical one percent increase in interest rates as of June 30, 2001 would result in a corresponding pre-tax decrease in the fair value of the fixed maturity portfolios of approximately $25,238,000 or 5.3 percent. In addition, a hypothetical one percent decrease in interest rates at June 30, 2001 would result in a corresponding decrease in pre-tax income over the next twelve months of approximately $920,000, assuming the current maturity and prepayment patterns. The Company monitors interest rate risk through the analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter term instruments given the results of interest rate simulations and judgments of cash flow needs. The effective duration of the fixed maturity portfolio at June 30, 2001 was 5.19 years.

     The valuation of the Company's marketable equity portfolios is subject to equity price risk. In general, equities have more year-to-year price variability than bonds. However, returns from equity securities over longer time frames have been consistently higher. The Company invests in a diversified portfolio of readily marketable equity securities. A hypothetical 10 percent decrease in the S&P 500 as of June 30, 2001 would result in a corresponding pretax decrease in the fair value of the Company's equity portfolio of approximately $3,088,000.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

-------  ---------------------------------------------------------------------
                                 (Unaudited)

     The Company invests in high quality fixed maturity securities, thus minimizing credit quality risk. At June 30, 2001 the portfolio of long-term fixed maturity securities consists of 11.2 percent U.S. Treasury, 8.0 percent government agency, 9.7 percent mortgage-backed, 17.5 percent municipal, and
53.6 percent corporate securities. At December 31, 2000 the portfolio of long-term fixed maturity securities consisted of 12.5 percent U.S. Treasury,
12.2 percent government agency, 12.3 percent mortgage-backed, 19.1 percent municipal, and 43.9 percent corporate securities. The Company had one bond (Southern California Edison) below investment grade. The bond has a book value of $1,400,000 and is being carried at its market value of $1,022,000. It is unknown at this time what portion of the bond balance, if any, will be collectible.

     Prepayment risk refers to the changes in prepayment patterns that can either shorten or lengthen the expected timing of the principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within the portfolio of mortgage-backed securities. The prepayment risk analysis is monitored regularly through the analysis of interest rate simulations. At June 30, 2001 the effective duration of the mortgage-backed securities is 3.0 years with an average life and current yield of 6.9 years and 7.4 percent, respectively. At December 31, 2000 the effective duration of the mortgage-backed securities was 3.9 years with an average life and current yield of 5.4 years and 7.4 percent, respectively.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ----------------------------------------------------

    (a)  Annual Meeting of Stockholders
         EMC Insurance Group Inc.
         May 23, 2001

    (b) The following seven persons were elected to serve as directors of the Company for the ensuing year:

         George C. Carpenter III        Elwin H. Creese
         David J. Fisher                Bruce G. Kelley
         George W. Kochheiser           Raymond A. Michel
         Fredrick A. Schiek

    (c)  Items voted upon and number of votes cast:

         1.  Election of directors

                                         Votes         Votes
                     Nominee            Cast for      Withheld
             -----------------------   ----------     --------
             George C. Carpenter III   10,828,753      16,854
             Elwin H. Creese           10,827,063      18,544
             David J. Fisher           10,833,871      11,736
             Bruce G. Kelley           10,828,997      16,610
             George W. Kochheiser      10,826,959      18,648
             Raymond A. Michel         10,829,753      15,854
             Fredrick A. Schiek        10,828,494      17,113

         2. Proposal to ratify the appointment of Ernst & Young LLP as the independent auditors of the Company:

               For 10,831,763    Against  9,639   Withheld  4,205
                   ----------            -------           -------

             The total number of qualified shares voted by proxy is: 10,845,607

    (d)  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

    (a)  None.

    (b) No Form 8-K was filed by the registrant during the quarter ended June 30, 2001.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              EMC INSURANCE GROUP INC.
                              Registrant



                              /s/  Bruce G. Kelley
                              -----------------------------
                              Bruce G. Kelley
                              President & Chief Executive Officer



                              /s/  Mark Reese
                              -----------------------------
                              Mark Reese
                              Vice President and
                              Chief Financial Officer

Date: August 10, 2001