Form 10-Q
period 2001-09-30
EMC INSURANCE GROUP INC
filed 2001-11-14
CIK 356130

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2001
                               ------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                               ------------------    -------------------
Commission File Number: 0-10956
                        -------

                           EMC INSURANCE GROUP INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Iowa                                              42-6234555
-------------------------------                            -----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


 717 Mulberry Street, Des Moines, Iowa                           50309
--------------------------------------                     -----------------
(Address of principal executive office)                       (Zip Code)


                                (515) 280-2902
              --------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                   -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at October 31, 2001
                  -----                      -------------------------------
     Common stock, $1.00 par value                     11,321,772


Total pages 24

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS



                                                   September 30, December 31,
                                                       2001          2000
                                                   ------------  ------------
                                                    (Unaudited)
ASSETS
Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (fair value $40,957,484 and $70,975,728) ... $ 38,512,092  $ 70,202,394
    Securities available-for-sale, at fair value
      (amortized cost $342,705,091 and
      $279,770,031) ..............................  353,478,961   284,400,891
  Equity securities available-for-sale, at fair
    value (cost $28,624,602 and $28,742,915) .....   30,265,989    34,720,458
  Short-term investments, at cost ................   27,793,406    23,388,027
  Fixed maturity securities on loan:
    Securities held-to-maturity, at amortized cost
      (fair value $45,728,525 and $48,599,702) ...   41,428,271    45,509,199
    Securities available-for-sale, at fair value
      (amortized cost $16,755,600 and $9,679,499)    18,012,703     9,755,774
                                                   ------------  ------------
           Total investments .....................  509,491,422   467,976,743

Cash .............................................      762,479       490,226
Accrued investment income ........................    7,082,322     7,345,363
Accounts receivable (net of allowance for
  uncollectible accounts of $574,702 and $633,000)      313,417       274,014
Income taxes recoverable .........................    1,070,614       735,911
Reinsurance receivables ..........................   14,221,011    11,925,355
Deferred policy acquisition costs ................   22,104,578    15,636,753
Deferred income taxes ............................   16,557,532    15,445,251
Intangible assets, including goodwill, at cost
  less accumulated amortization of $2,582,606
  and $2,481,721 .................................      975,214     1,076,099
Prepaid reinsurance premiums .....................    3,542,300     1,945,099
Indebtedness of related party ....................    8,239,605    17,684,094
Securities lending collateral ....................   65,851,335    60,254,637
Other assets .....................................      330,238       770,552
                                                   ------------  ------------
           Total assets .......................... $650,542,067  $601,560,097
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS



                                                  September 30,  December 31,
                                                       2001          2000
                                                   ------------  ------------
                                                    (Unaudited)
LIABILITIES
Losses and settlement expenses ................... $307,100,099  $286,489,028
Unearned premiums ................................  105,211,919    87,562,837
Other policyholders' funds .......................      365,725       728,653
Postretirement benefits ..........................    7,667,430     6,848,512
Deferred income ..................................       38,353        78,212
Securities lending obligation ....................   65,851,335    60,254,637
Other liabilities ................................   19,517,474    11,204,902
                                                   ------------  ------------
       Total liabilities .........................  505,752,335   453,166,781
                                                   ------------  ------------

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,321,497
  shares in 2001 and 11,294,220 shares in 2000 ...   11,321,497    11,294,220
Additional paid-in capital .......................   65,877,563    65,546,963
Accumulated other comprehensive income ...........    9,023,753     7,051,920
Retained earnings ................................   58,566,919    64,500,213
                                                   ------------  ------------
       Total stockholders' equity ................  144,789,732   148,393,316
                                                   ------------  ------------
       Total liabilities and stockholders' equity  $650,542,067  $601,560,097
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)


                               Three months ended       Nine months ended
                                  September 30,           September 30,
                            ----------------------- -------------------------
                                2001        2000        2001         2000
                            ----------- ----------- ------------ ------------
REVENUES:
  Premiums earned ..........$69,138,856 $58,617,746 $192,548,093 $167,177,512
  Investment income, net ...  7,932,760   7,328,513   23,082,657   21,508,240
  Realized investment
    (losses) gains .........    (39,421)    574,984      562,317      904,237
  Other income .............    148,046     271,664      590,002    1,264,630
                            ----------- ----------- ------------ ------------
                             77,180,241  66,792,907  216,783,069  190,854,619
                            ----------- ----------- ------------ ------------
LOSSES AND EXPENSES:
  Losses and settlement
    expenses ............... 57,796,154  46,971,850  162,802,872  135,845,029
  Dividends to policyholders    471,493     630,354    1,060,241    1,147,760
  Amortization of deferred
    policy acquisition costs 13,932,628  12,561,548   39,864,489   36,759,123
  Other underwriting
    expenses ...............  5,573,609   4,852,337   15,248,838   12,846,085
  Other expenses ...........    173,266     347,890      921,473    1,117,982
                            ----------- ----------- ------------ ------------
                             77,947,150  65,363,979  219,897,913  187,715,979
                            ----------- ----------- ------------ ------------
    (Loss) income before
      income tax (benefit)
      expense ..............   (766,909)  1,428,928   (3,114,844)   3,138,640
                            ----------- ----------- ------------ ------------
INCOME TAX (BENEFIT)
  EXPENSE:
    Current ................     (8,480)    574,237     (142,528)     682,711
    Deferred ...............   (694,901)   (349,525)  (2,128,076)    (561,305)
                            ----------- ----------- ------------ ------------
                               (703,381)    224,712   (2,270,604)     121,406
                            ----------- ----------- ------------ ------------
        Net (loss) income ..$   (63,528)$ 1,204,216 $   (844,240)$  3,017,234
                            =========== =========== ============ ============

Net (loss) income per
  common share -
  basic and diluted ........$      (.01)$       .11 $       (.07)$        .27
                            =========== =========== ============ ============

Dividends per common share  $       .15 $       .15 $        .45 $        .45
                            =========== =========== ============ ============

Average number of common
  shares outstanding -
  basic and diluted ........ 11,316,708  11,290,979   11,308,273   11,281,968
                            =========== =========== ============ ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                (Unaudited)

                               Three months ended       Nine months ended
                                  September 30,           September 30,
                             ----------------------- -----------------------
                                 2001        2000        2001       2000
                             ----------- ----------- ----------- -----------
Net (loss) income .......... $   (63,528)$ 1,204,216 $  (844,240)$ 3,017,234
                             ----------- ----------- ----------- -----------
OTHER COMPREHENSIVE INCOME:
  Unrealized holding
    gains arising during the
    period, before deferred
    income tax expense .....   2,872,383   4,639,391   3,539,740   7,427,043
  Deferred income tax
    expense ................     976,612   1,180,658   1,203,516   1,292,604
                             ----------- ----------- ----------- -----------
                               1,895,771   3,458,733   2,336,224   6,134,439
                             ----------- ----------- ----------- -----------
  Reclassification
    adjustment for (losses)
    gains included in net
    income, before income
    tax (benefit) expense ..      39,421    (574,984)   (552,108)   (904,237)
  Income tax (benefit)
    expense ................     (13,403)    195,495     187,717     307,441
                             ----------- ----------- ----------- -----------
                                  26,018    (379,489)   (364,391)   (596,796)
                             ----------- ----------- ----------- -----------
        Other comprehensive
          income ...........   1,921,789   3,079,244   1,971,833   5,537,643
                             ----------- ----------- ----------- -----------
        Total comprehensive
          income ........... $ 1,858,261 $ 4,283,460 $ 1,127,593 $ 8,554,877
                             =========== =========== =========== ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                       Nine months ended
                                                         September 30,
                                                  --------------------------
                                                      2001          2000
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income ............................. $   (844,240) $  3,017,234
                                                  ------------  ------------
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
      Losses and settlement expenses ............   20,611,071     8,633,767
      Unearned premiums .........................   17,649,082    13,450,936
      Other policyholders' funds ................     (362,928)     (333,774)
      Deferred policy acquisition costs .........   (6,467,825)   (2,962,913)
      Indebtedness of related party .............   (2,733,753)   (5,301,811)
      Accrued investment income .................      263,041       617,507
      Accrued income taxes:
        Current .................................     (334,703)      695,750
        Deferred ................................   (2,128,080)     (561,304)
      Realized investment gains .................     (562,317)     (904,237)
      Postretirement benefits ...................      818,918       690,678
      Reinsurance receivables ...................   (2,295,656)   (1,676,494)
      Prepaid reinsurance premiums ..............   (1,597,201)   (1,171,964)
      Amortization of deferred income ...........      (39,859)      (63,542)
      Other, net ................................    8,546,944     1,778,802
                                                  ------------  ------------
                                                    31,366,734    12,891,401
      Cash provided by the property and casualty
        insurance subsidiaries' change in
        recording the full-term premium amount
        on policies billed on an installment
        basis (note 2) ..........................   12,178,242             -
                                                  ------------  ------------
          Net cash provided by
            operating activities ................ $ 42,700,736  $ 15,908,635
                                                  ------------  ------------

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                                                       Nine months ended
                                                         September 30,
                                                  --------------------------
                                                      2001          2000
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of fixed maturity securities
    held-to-maturity ............................ $ 35,808,699  $  8,442,086
  Purchases of fixed maturity securities
    available-for-sale ..........................  (95,881,016)  (39,542,271)
  Disposals of fixed maturity securities
    available-for-sale ..........................   26,112,612    16,882,174
  Purchases of equity securities
    available-for-sale ..........................  (19,489,793)  (16,781,588)
  Disposals of equity securities
    available-for-sale ..........................   20,157,569    17,150,692
  Net (purchases) sales of short-term investments   (4,405,377)    3,716,072
                                                  ------------  ------------
    Net cash used in investing activities .......  (37,697,306)  (10,132,835)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................      357,877       234,572
  Dividends paid to stockholders ................   (5,089,054)   (5,077,358)
                                                  ------------  ------------
      Net cash used in financing activities .....   (4,731,177)   (4,842,786)
                                                  ------------  ------------
NET INCREASE IN CASH ............................      272,253       933,014
Cash at beginning of year .......................      490,226     1,508,678
                                                  ------------  ------------
Cash at end of quarter .......................... $    762,479  $  2,441,692
                                                  ============  ============

Income taxes paid (recovered) ................... $    191,684  $    (13,122)
Interest (received) paid ........................ $    (79,232) $     12,587


See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2001

                                 (Unaudited)

1.   BASIS OF PRESENTATION

     The results of operations for the interim periods reported are not necessarily indicative of the results to be expected for the year. The information reflects all adjustments (which include only normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

     Certain amounts previously reported in prior years' consolidated financial statements have been reclassified to conform to current year presentation.

     In reading these financial statements, reference should be made to the Company's 2000 Form 10-K or the 2000 Annual Report to Shareholders for more detailed footnote information.

2.   INSTALLMENT BASIS PREMIUMS

     Effective January 1, 2001, the Company began recording the full-term premium amount due on policies that are billed on an installment basis. Previously, such amounts were recorded as each installment became due. As a result, on January 1, 2001 written premiums and unearned premiums increased $13,884,423, assets increased $12,178,242 and the Company incurred $1,706,181 of commission expense. This change did not affect earned premiums on the consolidated statements of income for the three and nine months ended September 30, 2001 and the operating results for those periods were not materially affected as the commission expense was offset by an increase in deferred policy acquisition costs. For comparative purposes, the December 31, 2000 consolidated balance sheet has been restated to conform to the presentation utilized in the 2001 consolidated balance sheet. This change had no effect on the previously reported stockholders' equity as of December 31, 2000.

3.   WORLD TRADE CENTER

     On September 11, 2001 a terrorist attack was made on the World Trade Center in New York. The Company's estimated pretax losses as a result of this atrocious event totaled $1,617,500. The majority of the Company's exposure to the World Trade Center came from the reinsurance business assumed by the Company's reinsurance subsidiary from Employers Mutual Casualty Company (Employers Mutual). Under the quota share agreement in place between the Company's reinsurance subsidiary and Employers Mutual, the Company's losses from this event were capped at $1,500,000. The remainder ($117,500) is from direct business written by the Company's property and casualty insurance subsidiaries.

4.   SEGMENT INFORMATION

     The Company's operations consist of a property and casualty insurance segment and a reinsurance segment. The property and casualty insurance segment writes both commercial and personal lines of insurance, with a focus on medium sized commercial accounts. The reinsurance segment provides reinsurance for other insurers and reinsurers. The segments are managed separately due to differences in the insurance products sold and the business environment in which they operate.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2001

                                 (Unaudited)

     Summarized financial information for the Company's segments is as follows:

                          Property
Three months ended      and casualty                   Parent
  September 30, 2001     insurance    Reinsurance     Company    Consolidated
--------------------   ------------  ------------  ------------  ------------
Premiums earned ...... $ 51,637,788  $ 17,501,068                $ 69,138,856

Underwriting loss ....   (6,358,566)   (2,276,462)                 (8,635,028)
Net investment income     5,793,272     2,094,020  $     45,468     7,932,760
Realized loss ........      (35,210)       (4,211)            -       (39,421)
Other income .........      136,547        11,499             -       148,046
Other expense ........     (100,587)            -       (72,679)     (173,266)
                       ------------  ------------  ------------  ------------
Loss before income
  tax benefit ........ $   (564,544) $   (175,154) $    (27,211) $   (766,909)
                       ============  ============  ============  ============

                          Property
Three months ended      and casualty                   Parent
  September 30, 2000     insurance    Reinsurance     Company    Consolidated
--------------------   ------------  ------------  ------------  ------------
Premiums earned ...... $ 47,111,895  $ 11,505,851                $ 58,617,746

Underwriting loss ....   (4,062,684)   (2,335,659)                 (6,398,343)
Net investment income     5,289,832     1,948,483  $     90,198     7,328,513
Realized gains .......      489,144        85,840             -       574,984
Other income .........      252,695        18,969             -       271,664
Other expense ........     (276,040)            -       (71,850)     (347,890)
                       ------------  ------------  ------------  ------------
Income (loss) before
  income tax (benefit)
  expense ............ $  1,692,947  $   (282,367) $     18,348  $  1,428,928
                       ============  ============  ============  ============

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2001

                                 (Unaudited)

                          Property
Nine months ended       and casualty                   Parent
  September 30, 2001     insurance    Reinsurance     Company    Consolidated
--------------------   ------------  ------------  ------------  ------------
Premiums earned ...... $150,458,463  $ 42,089,630                $192,548,093
Underwriting loss ....  (20,206,176)   (6,222,171)                (26,428,347)
Net investment income    16,737,370     6,190,239  $    155,048    23,082,657
Realized gains
  (losses) ...........      576,633       (14,316)            -       562,317
Other income .........      550,143        39,859             -       590,002
Other expense ........     (536,953)            -      (384,520)     (921,473)
                       ------------  ------------  ------------  ------------
Loss before income
  tax benefit ........ $ (2,878,983) $     (6,389) $   (229,472) $ (3,114,844)
                       ============  ============  ============  ============

                          Property
Nine months ended       and casualty                  Parent
  September 30, 2000     insurance    Reinsurance     Company    Consolidated
--------------------   ------------  ------------  ------------  ------------
Premiums earned ...... $136,178,624  $ 30,998,888                $167,177,512

Underwriting loss ....  (14,357,663)   (5,062,822)                (19,420,485)
Net investment income    15,353,947     5,894,769  $    259,524    21,508,240
Realized gains .......      830,292        73,945             -       904,237
Other income .........    1,201,088        63,542             -     1,264,630
Other expense ........     (811,796)            -      (306,186)   (1,117,982)
                       ------------  ------------  ------------  ------------
Income (loss) before
  income tax (benefit)
  expense ............ $  2,215,868  $    969,434  $    (46,662) $  3,138,640
                       ============  ============  ============  ============

5.   INCOME TAXES

     The actual income tax (benefit) expense for the three months and nine months ended September 30, 2001 and 2000 differed from the "expected" tax (benefit) expense for those periods (computed by applying the United States federal corporate tax rate of 34 percent to (loss) income before income tax (benefit) expense) as follows:

                               Three months ended        Nine months ended
                                  September 30,            September 30,
                              ---------------------  ------------------------
                                2001         2000        2001         2000
                              ---------   ---------  -----------  -----------
Computed "expected" tax
 (benefit) expense .......... $(260,749)  $ 485,836  $(1,059,047) $ 1,067,138

Increases (decreases) in tax
  resulting from:
    Tax-exempt interest
      income ................  (361,910)   (406,821)  (1,108,768)  (1,293,208)
    Proration of tax-exempt
      interest and dividends
      received deduction ....    41,451      46,500      125,021      150,885
    Other, net ..............  (122,173)     99,197     (227,810)     196,591
                              ---------   ---------  -----------  -----------
        Income tax (benefit)
          expense ........... $(703,381)  $ 224,712  $(2,270,604) $   121,406
                              =========   =========  ===========  ===========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2001

                                 (Unaudited)

6.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which defers the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". SFAS No. 138 addresses a limited number of Statement No. 133 implementation issues, and is effective for fiscal years beginning after June 15, 2000. Currently, the Company's investment strategy does not include investments in derivative instruments or hedging activities. Therefore, adoption of these statements did not have any effect on the operating results of the Company.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 addresses accounting for intangible assets, eliminates the amortization of goodwill and provides specific steps for testing the impairment of goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. The Company is currently reviewing these statements to determine what impact, if any, they will have on the operating results of the Company.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Adoption of this statement will not have any effect on the operating results of the Company.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------
                                 (Unaudited)
OVERVIEW

     EMC Insurance Group Inc., an approximately 79 percent-owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing
78.1 percent of consolidated premiums earned. For purposes of this discussion, the term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate, are referred to as the "EMC Insurance Companies."

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

     The results of operations for the interim periods reported are not necessarily indicative of the results to be expected for the year. The information reflects all adjustments (which include only normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

CONSOLIDATED RESULTS OF OPERATIONS

     Operating results for the three months and nine months ended September 30, 2001 and 2000 are as follows:

                                      Three months ended Nine months ended
                                        September 30,      September 30,
                                      -----------------  -----------------
($ in thousands)                        2001     2000      2001     2000
                                      -------- --------  -------- --------
Premiums earned ..................... $ 69,139 $ 58,618  $192,548 $167,178
Losses and settlement expenses ......   57,796   46,972   162,803  135,845
Acquisition and other expenses ......   19,978   18,044    56,174   50,753
                                      -------- --------  -------- --------
Underwriting loss ...................   (8,635)  (6,398)  (26,429) (19,420)
Net investment income ...............    7,933    7,328    23,083   21,508
Other (loss) income .................      (25)     (76)     (331)     147
                                      -------- --------  -------- --------
Operating (loss) income before
  income tax (benefit) expense ......     (727)     854    (3,677)   2,235
Realized investment (losses) gains ..      (40)     575       562      904
                                      -------- --------  -------- --------
(Loss) income before income tax
  (benefit) expense .................     (767)   1,429    (3,115)   3,139
Income tax (benefit) expense ........     (703)     225    (2,271)     122
                                      -------- --------  -------- --------
Net (loss) income ................... $    (64)$  1,204  $   (844)$  3,017
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 57,669 $ 48,053  $163,043 $140,080
    Increase (decrease) in provision
      for insured events of prior
      years .........................      127   (1,081)     (240)  (4,235)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 57,796 $ 46,972  $162,803 $135,845
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  6,788 $  2,252  $ 19,373 $  7,683
                                      ======== ========  ======== ========

     Operating results before income taxes declined significantly for both the three months and nine months ended September 30, 2001 as compared to the same periods in 2000. These declines are primarily attributed to an unusually large increase in catastrophe and storm losses, including $1,618,000 of losses associated with the World Trade Center terrorist attack. The majority of the Company's exposure to the World Trade Center catastrophe came from the reinsurance business assumed by the Company's reinsurance subsidiary from Employers Mutual. Under the quota share agreement in place between the Company's reinsurance subsidiary and Employers Mutual, the Company's losses from this atrocious event were capped at $1,500,000. The remainder ($118,000) is from direct business written by the Company's property and casualty insurance subsidiaries.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     In addition to the large increase in catastrophe and storm losses, the Company's operating performance for the first nine months of 2001 continued to be hampered by the inadequate premium rate levels that persist in the insurance marketplace. After bottoming out in 1998, premium rate levels have shown moderate, but steady, improvement over the last three years. During 2000 and the first nine months of 2001, implemented premium rate increases have been growing progressively larger and this trend is expected to intensify through 2002 as a result of the terrorist attack on the World Trade Center; however, it will take time for premium rates to return to adequate levels.
The improvement that has been achieved in premium rate adequacy over the last three years will have a positive impact on future operating results, but the unpredictable nature of catastrophe and storm losses will remain. In the meantime, management continues to work toward improving profitability through focused underwriting programs and by reducing discretionary rate credits.

     Premiums earned increased 17.9 percent for the three months and 15.2 percent for the nine months ended September 30, 2001 from the same periods in 2000. Both the property and casualty insurance segment and the reinsurance segment achieved significant growth in 2001 through a combination of implemented rate increases and increased exposures. Applications for insurance coverage have continued at high levels during the first nine months of 2001 due to the fact that some of the Company's competitors have withdrawn from certain markets or implemented large rate increases. The Company continues to be selective in the insurance risks that it accepts and has been able to price both new and renewal business at more adequate levels.

     Losses and settlement expenses increased 23.0 percent for the three months and 19.8 percent for the nine months ended September 30, 2001 from the same periods in 2000. These increases are primarily attributed to the unusually large amount of catastrophe and storm losses experienced in 2001.
In addition to the large increase in catastrophe and storm losses, the Company has experienced a substantial decline in the amount of benefit realized from the favorable development of prior years' reserves. The Company has historically experienced favorable development in its reserves and its reserving practices have not changed; however, the amount of favorable development experienced will fluctuate from quarter to quarter and from year to year as individual claims are settled.

     Acquisition and other expenses increased 10.7 percent for both the three months and nine months ended September 30, 2001 from the same periods in 2000. These increases are primarily attributed to the higher premium levels of 2001, but were limited by a decline in contingent commission expense and a lower commission rate on reinstatement premiums recorded during the third quarter of 2001.

     Net investment income increased 8.3 percent for the three months and 7.3 percent for the nine months ended September 30, 2001 from the same periods in 2000. These increases are primarily attributed to a higher average invested balance in fixed-maturity securities. The Company experienced a significant amount of call activity on its fixed-maturity securities during the first nine months of 2001 due to the decline in interest rates. Proceeds from this call activity have been reinvested at current interest rates, which will have a negative impact on future investment income.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     Realized investment gains declined for both the three months and nine months ended September 30, 2001 from the same periods in 2000. The amounts reported for 2000 include gains that were realized in connection with the change in the Company's asset allocation from tax-exempt securities to taxable securities.

     The Company reported an income tax benefit for both the three months and nine months ended September 30, 2001 compared to income tax expense for the same periods in 2000. This change in tax status primarily reflects the decline in pre-tax operating results experienced in 2001.

     Effective January 1, 2001, the Company began recording the full-term premium amount due on policies that are billed on an installment basis. Previously, such amounts were recorded as each installment became due. As a result, on January 1, 2001 written premiums and unearned premiums increased $13,884,423, assets increased $12,178,242 and the Company incurred $1,706,181 of commission expense. This change did not affect earned premiums on the consolidated statements of income for the three and nine months ended September 30, 2001 and the operating results for those periods were not materially affected as the commission expense was offset by an increase in deferred policy acquisition costs. For comparative purposes, the December 31, 2000 consolidated balance sheet has been restated to conform to the presentation utilized in the 2001 consolidated balance sheet. This change had no effect on the previously reported stockholders' equity as of December 31, 2000.

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

     The September 11, 2001 terrorist attack on the World Trade Center will have a significant impact on the operating results of insurance industry in 2001, but the repercussions of this atrocious event will last well beyond 2001. Limitations of coverage, exclusions for terrorist activities and significant increases in pricing are anticipated for reinsurance policies that renew in January 2002. In order for the Company to continue to provide insurance in the absence of terrorism reinsurance, a federal government reinsurance program for terrorist acts will need to be enacted as a backstop. The Company will not be immune to these factors and will likely face significantly higher costs and increased retentions when it renews its reinsurance program for 2002; however, the Company should benefit from the increased pricing that is expected to occur in the property and casualty insurance industry due to the anticipated increase in reinsurance rates.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

SEGMENT RESULTS

Property and Casualty Insurance

     Operating results for the three months and nine months ended September 30, 2001 and 2000 are as follows:

                                      Three months ended Nine months ended
                                        September 30,      September 30,
                                      -----------------  -----------------
($ in thousands)                        2001     2000      2001     2000
                                      -------- --------  -------- --------
Premiums earned ..................... $ 51,638 $ 47,112  $150,458 $136,179
Losses and settlement expenses ......   42,972   37,124   126,593  108,935
Acquisition and other expenses ......   15,025   14,050    44,072   41,601
                                      -------- --------  -------- --------
Underwriting loss ...................   (6,359)  (4,062)  (20,207) (14,357)
Net investment income ...............    5,794    5,290    16,738   15,354
Other income (expense) ..............       35      (24)       13      389
                                      -------- --------  -------- --------
Operating (loss) income
  before income taxes ............... $   (530)$  1,204  $ (3,456)$  1,386
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 42,532 $ 37,203  $130,873 $114,671
    Increase (decrease) in provision
      for insured events of prior
      years .........................      440      (79)   (4,280)  (5,736)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 42,972 $ 37,124  $126,593 $108,935
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  3,808 $  2,233  $ 14,812 $  7,062
                                      ======== ========  ======== ========
     Premiums earned increased 9.6 percent for the three months and 10.5 percent for the nine months ended September 30, 2001 from the same periods in 2000. These increases are primarily attributable to rate increases that have been implemented during the last two years and an increase in the exposure base of the commercial lines of business. Premium rate levels for property and casualty insurance continued to improve during the third quarter of 2001 as rate increases ranging from six to thirteen percent were implemented in most lines of business. Premium rate increases have grown progressively larger during the first nine months of 2001 and this trend is expected to intensify through 2002 as a result of the terrorist attack on the World Trade Center; however, it will take time for premium rates to return to adequate levels. Premium income for the first nine months of 2000 reflects approximately $239,000 of premium refunds mandated by the State of North Carolina.

     Losses and settlement expenses increased 15.8 percent for the three months and 16.2 percent for the nine months ended September 30, 2001 from the same periods in 2000. These increases are primarily the result of an unusually large amount of catastrophe and storm losses that were experienced during the second and third quarters of 2001. Excluding the affect of catastrophe and storm losses, overall loss experience for 2001 has been negatively impacted by an increase in both large losses and loss severity, but benefited from a decline in loss frequency. The benefit realized from the favorable development of prior years' reserves declined for both the third quarter and the first nine months of 2001.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     Acquisition and other expenses increased 6.9 percent for the three months and 5.9 percent for the nine months ended September 30, 2001 from the same periods in 2000. These increases are primarily related to the growth in premium income reported for these periods.

     Underwriting results for the three months and nine months ended September 30, 2001 declined from the same periods in 2000, primarily due to a significant increase in catastrophe and storm losses. In addition, underwriting results continue to be hampered by inadequate premium rate levels. Premium rate levels continued to grow progressively larger during the third quarter of 2001 and future increases are expected to intensify through 2002 as a result of the terrorist attack on the World Trade Center; however, it will take time for premium rates to return to adequate levels. The improvement that has been achieved in premium rate adequacy will have a positive impact on future operating results, but the unpredictable nature of catastrophe and storm losses will remain. Management continues to work toward improving profitability through focused underwriting programs and by controlling the usage of discretionary rate credits.

Reinsurance

     Operating results for the three months and nine months ended September 30, 2001 and 2000 are as follows:

                                      Three months ended Nine months ended
                                        September 30,      September 30,
                                      -----------------  -----------------
($ in thousands)                        2001     2000      2001     2000
                                      -------- --------  -------- --------
Premiums earned ..................... $ 17,501 $ 11,506  $ 42,090 $ 30,999
Losses and settlement expenses ......   14,824    9,848    36,210   26,910
Acquisition and other expenses ......    4,953    3,994    12,102    9,152
                                      -------- --------  -------- --------
Underwriting loss ...................   (2,276)  (2,336)   (6,222)  (5,063)
Net investment income ...............    2,093    1,949     6,190    5,895
Other income ........................       12       19        40       64
                                      -------- --------  -------- --------
Operating (loss) income before
  income taxes ...................... $   (171)$   (368) $      8 $    896
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 15,137 $ 10,850  $ 32,170 $ 25,409
    (Decrease) increase in
      provision for insured events
      of prior years ................     (313)  (1,002)    4,040    1,501
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 14,824 $  9,848  $ 36,210 $ 26,910
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  2,980 $     19  $  4,561 $    621
                                      ======== ========  ======== ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     Premiums earned increased 52.1 percent for the three months and 35.8 percent for the nine months ended September 30, 2001 from the same periods in 2000. These increases reflect the addition of a new marine syndicate account, the addition of new contracts, growth in the exposure base of existing contracts and modest rate increases. In addition, the increase in premiums earned also reflects approximately $2,001,000 of reinstatement premiums associated with the World Trade Center catastrophe. Industry premium rates have continued to show moderate improvement during the first nine months of 2001 and management anticipates that more aggressive rate increases will be placed on all classes of assumed reinsurance business in the upcoming January 2002 renewal season. These expected rate increases are consistent with the movement of the reinsurance industry towards more adequate rate levels, particularly in light of the recent terrorist attacks.

      Losses and settlement expenses increased 50.5 percent for the three months and 34.6 percent for the nine months ended September 30, 2001 from the same periods in 2000. These increases are primarily attributed to a substantial increase in catastrophe and storm losses, but also reflect the increase in exposure base noted above. The reinsurance subsidiary incurred significant catastrophe and storm losses in the second and third quarters of 2001, primarily from Midwest wind and hail storms, flood losses from tropical storm Allison and losses associated with the September 11, 2001 terrorist attack on the World Trade Center. Under the quota share agreement in place between the reinsurance subsidiary and Employers Mutual, the reinsurance subsidiary's losses from the World Trade Center were capped at $1,500,000.
The reinsurance subsidiary's results for 2001 have also been negatively impacted by significant levels of adverse development on prior years' reserves and by increased loss activity from construction defect claims and winter storm losses.

     Acquisition and other expenses increased 24.0 percent for the three months and 32.2 percent for the nine months ended September 30, 2001 from the same periods in 2000. These increases primarily reflect the large increase in premium income experienced during 2001; however, the increase for the three months ended September 30, 2001 was limited by a decline in contingent commission expense. It should also be noted that the reinstatement premiums recognized during the third quarter of 2001 carried a five percent commission rate, which resulted in the recognition of approximately $100,000 of commission expense. Commission rates on reinstatement premiums are much lower than the rates imposed on the base premium.

     Underwriting results improved marginally for the three months but declined for the nine months ended September 30, 2001 compared to the same periods in 2000. Significantly higher catastrophe and storm losses, increased adverse development on prior years' reserves and increased loss activity on certain accounts are the primary contributors to the decline in 2001 results. Although moderate rate increases were implemented during the 2001 renewal season, premium rate levels are still considered to be inadequate. Underwriting results for the remainder of 2001 will benefit from the recent rate increases, but it is unknown whether the trend of increased loss frequency and severity will continue. The upcoming January 2002 renewal season is expected to produce more aggressive rate increases for the reinsurance industry, which should benefit the reinsurance subsidiary's future operating results. In addition to rate increases, Employers Mutual is working towards improving profitability on the assumed book of business by accepting a larger share of coverage on desirable programs, strengthening its relationships with reinsurance intermediaries and monitoring premium growth.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

Parent Company

     Operating results before income taxes totaled ($26,000) and ($229,000) for the three months and nine months ended September 30, 2001 compared to $18,000 and ($47,000) for the same periods in 2000. The decline in operating results is due to the combination of a reduction in investment income that has resulted from a decline in the invested asset balance, and an increase in expenses.

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

     The Company considers itself to be a long-term investor and generally purchases fixed maturity investments with the intent to hold them to maturity. Despite this intent, the Company has historically classified a portion of its fixed maturity investments as available-for-sale securities to provide flexibility in the management of the portfolio. Since the third quarter of 1999, all newly acquired fixed maturity investments have been classified as available-for-sale securities to provide increased management flexibility.
The Company had an unrealized holding loss on fixed maturity securities available-for-sale of $7,940,000 at September 30, 2001 compared to an unrealized holding gain of $3,107,000 at December 31, 2000. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.
The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant.

     The majority of the Company's assets are invested in fixed maturity securities. These investments provide a substantial amount of investment income that supplements underwriting results and contributes to net earnings. As these investments mature, or are called, the proceeds will be reinvested at current rates, which may be higher or lower than those now being earned; therefore, more or less investment income may be available to contribute to net earnings depending on the interest rate level.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     The Company generated positive cash flows from operations of $42,700,736 during the first nine months of 2001 as compared to $15,908,635 for the same period of 2000. The amount for 2001 includes $12,178,242 received from Employers Mutual in connection with the change in recording the full-term premium amount on policies billed on an installment basis.

     Employers Mutual continued to reinvest 100 percent of its dividends in additional shares of the Company's common stock during the first nine months of 2001. It is not known whether, or for how long, Employers Mutual will continue to participate in the Company's dividend reinvestment plan, or whether it will change its level of participation in the plan.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which defers the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". SFAS No. 138 addresses a limited number of Statement No. 133 implementation issues, and is effective for fiscal years beginning after June 15, 2000. Currently, the Company's investment strategy does not include investments in derivative instruments or hedging activities. Therefore, adoption of this statement did not have any effect on the operating results of the Company.

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Adoption of this statement will not have any effect on the operating results of the Company.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

SUBSEQUENT EVENTS

     In October 2001, the Pennsylvania Department of Insurance ordered the liquidation of Reliance Insurance Company (Reliance). The Reliance insolvency is the single largest property and casualty insolvency in the history of the United States. It is anticipated that various state guaranty funds, which pay policyholder losses of insolvent insurance companies, will begin levying assessments in the fourth quarter of 2001 against the insurance companies writing business in these states. The Company expects to record pretax expense of approximately $500,000 in the fourth quarter of 2001 related to these assessments.

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

     Interest rate risk includes the price sensitivity of a fixed maturity security to changes in interest rates and the affect on future earnings from short-term investments and maturing long-term investments, given a change in interest rates. The following analysis illustrates the sensitivity of the Company's financial instruments to selected changes in market rates and prices. A hypothetical one percent increase in interest rates as of September 30, 2001 would result in a corresponding pre-tax decrease in the fair value of the fixed maturity portfolios of approximately $24,935,000 or 5.1 percent. In addition, a hypothetical one percent decrease in interest rates at September 30, 2001 would result in a corresponding decrease in pre-tax income over the next twelve months of approximately $1,036,000, assuming the current maturity and prepayment patterns. The Company monitors interest rate risk through the analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter term instruments given the results of interest rate simulations and judgments of cash flow needs. The effective duration of the fixed maturity portfolio at September 30, 2001 was 5.22 years.

     The valuation of the Company's marketable equity portfolios is subject to equity price risk. In general, equities have more year-to-year price variability than bonds. However, returns from equity securities over longer time frames have been consistently higher. The Company invests in a diversified portfolio of readily marketable equity securities. A hypothetical 10 percent decrease in the S&P 500 as of September 30, 2001 would result in a corresponding pre-tax decrease in the fair value of the Company's equity portfolio of approximately $2,381,000.

     The Company invests in high quality fixed maturity securities, thus minimizing credit quality risk. At September 30, 2001 the portfolio of long-term fixed maturity securities consists of 12.0 percent U.S. Treasury, 5.2 percent government agency, 8.5 percent mortgage-backed, 16.9 percent municipal, and 57.4 percent corporate securities. At December 31, 2000 the portfolio of long-term fixed maturity securities consisted of 12.5 percent U.S. Treasury, 12.2 percent government agency, 12.3 percent mortgage-backed,
19.1 percent municipal, and 43.9 percent corporate securities. The Company had one bond (Southern California Edison) in default. The bond has a book value of $1,400,000 and is being carried at its market value of $1,190,000. It is unknown at this time what portion of the bond balance, if any, will be collectible.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

-------  ---------------------------------------------------------------------
                                 (Unaudited)

     Prepayment risk refers to the changes in prepayment patterns that can either shorten or lengthen the expected timing of the principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within the portfolio of mortgage-backed securities. The prepayment risk analysis is monitored regularly through the analysis of interest rate simulations. At September 30, 2001 the effective duration of the mortgage-backed securities is 2.3 years with an average life and current yield of 3.2 years and 7.2 percent, respectively. At December 31, 2000 the effective duration of the mortgage-backed securities was 3.9 years with an average life and current yield of 5.4 years and 7.4 percent, respectively.


PART II.  OTHER INFORMATION
--------  -----------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

    (a)  None.

(b)	No Form 8-K was filed by the registrant during the
quarter ended September 30, 2001.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              EMC INSURANCE GROUP INC.
                              Registrant



                              /s/  Bruce G. Kelley
                              --------------------
                              Bruce G. Kelley
                              President & Chief Executive Officer



                              /s/  Mark Reese
                              ---------------------
                              Mark Reese
                              Vice President and
                              Chief Financial Officer

Date: November 14, 2001