Form 10-K
period 2001-12-31
EMC INSURANCE GROUP INC
filed 2002-03-29
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
 (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]

             For the Fiscal Year Ended December 31, 2001

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]
         For the transition period from ___________ to ___________

                    Commission File Number:  0-10956

                            EMC INSURANCE GROUP INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Iowa                                           42-6234555
-------------------------------                            ---------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

 717 Mulberry Street, Des Moines, Iowa                          50309
--------------------------------------                        --------
(Address of Principal Executive Office)                      (Zip Code)

 Registrant's telephone number, including area code:       (515)  280-2902
                                                           ---------------
 Securities registered pursuant to Section 12(b) of the Act:     None

 Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, Par Value $1.00
                        -----------------------------
                               (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                   ------     ------
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2002 was $38,110,841.

     The number of shares outstanding of the registrant's common stock, $1.00 par value, on March 1, 2002, were 11,342,700.

                     DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the registrant's annual report to stockholders for the year ended December 31, 2001 are incorporated by reference under Parts II and IV.

     2. Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission on or before April 17, 2002, are incorporated by reference under Part III.

                               TABLE OF CONTENTS

Part I
Item 1.  Business ........................................................   2
Item 2.  Properties ......................................................  25
Item 3.  Legal Proceedings ...............................................  25
Item 4.  Submission of Matters to a Vote of Security Holders .............  25

Part II
Item 5.  Market for Registrant's Common Equity and
            Related Stockholder Matters ..................................  26
Item 6.  Selected Financial Data .........................................  26
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..........................  26
Item 7A. Quantitative and Qualitative Disclosures about Market Risk ......  26
Item 8.  Financial Statements and Supplementary Data .....................  26
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ..........................  27

Part III
Item 10. Directors and Executive Officers of the Registrant ..............  28
Item 11. Executive Compensation ..........................................  29
Item 12. Security Ownership of Certain Beneficial Owners
            and Management ...............................................  29
Item 13. Certain Relationships and Related Transactions ..................  29

Part IV
Item 14. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K ..................................................  30
Index to Financial Statement Schedules ...................................  30
Signatures ...............................................................  33
Index to Exhibits ........................................................  43

                                    PART I
                                    ------
ITEM 1.   BUSINESS.
-------   ---------
GENERAL
-------
     EMC Insurance Group Inc. is an insurance holding company incorporated in Iowa in 1974. EMC Insurance Group Inc. is 79.5 percent owned by Employers Mutual Casualty Company (Employers Mutual), a multiple-line property and casualty insurance company organized as an Iowa mutual insurance company in 1911 that is licensed in all 50 states and the District of Columbia. The term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate, are referred to as the "EMC Insurance Companies."

     The Company conducts its insurance business through two business segments as follows:

                       ...............................
                       :                             :
                       :   EMC INSURANCE GROUP INC.  :
                       :.............................:
                                      :
           Property and               :
         Casualty Insurance           :                          Reinsurance
                ......................:................................
                :                                                     :
                :                                                     :
Illinois EMCASCO Insurance Company (Illinois EMCASCO)                EMC
Dakota Fire Insurance Company (Dakota Fire)                      Reinsurance
Farm and City Insurance Company (Farm and City)                    Company
EMCASCO Insurance Company (EMCASCO)
                :
                :
       EMC Underwriters, LLC


     Illinois EMCASCO was formed in Illinois in 1976 and was redomesticated to Iowa in 2001, Dakota Fire was formed in North Dakota in 1957 and EMCASCO was formed in Iowa in 1958 for the purpose of writing property and casualty insurance. Farm and City was formed in Iowa in 1962 to write nonstandard risk automobile insurance and was purchased by the Company in 1984. These companies are licensed to write insurance in a total of 37 states and are participants in a pooling agreement with Employers Mutual (see "Property and Casualty Insurance - Pooling Agreement").

     EMC Reinsurance Company was formed in 1981 to assume reinsurance business from Employers Mutual. The company assumes a 100 percent quota share portion of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts, and is licensed to do business in nine states.

     The Company's excess and surplus lines insurance agency, EMC Underwriters, LLC, was acquired in 1985. The company was formed in Iowa in 1975 as a broker for excess and surplus lines insurance. Effective December 31, 1998, the excess and surplus lines insurance agency was converted to a limited liability company and the ownership was contributed to EMCASCO.

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


PROPERTY AND CASUALTY INSURANCE
-------------------------------

POOLING AGREEMENT

     The four property and casualty insurance subsidiaries of the Company and two subsidiaries and an affiliate of Employers Mutual (Union Insurance Company of Providence, EMC Property & Casualty Company and Hamilton Mutual Insurance Company) are parties to reinsurance pooling agreements with Employers Mutual (collectively the "pooling agreement"). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool. All losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. The aggregate participation of the Company's property and casualty insurance subsidiaries is 23.5 percent. Operations of the pool give rise to intercompany balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the pool participants are not subject to the pooling agreement.

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

PRINCIPAL PRODUCTS

     The Company's property and casualty insurance subsidiaries and the other parties to the pooling agreement underwrite both commercial and personal lines of insurance. The following table sets forth the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 2001.
                                   Percent          Percent          Percent
                                     of               of               of
Line of Business            2001    total    2000    total    1999    total
----------------          --------  -----  --------  -----  --------  -----
                                        (Dollars in thousands)
Commercial Lines:
  Automobile ............ $216,371   21.7% $177,937   21.2% $157,095   20.8%
  Property ..............  162,670   16.4   135,639   16.2   118,939   15.8
  Workers' compensation    208,652   21.0   155,752   18.6   126,285   16.7
  Liability .............  176,774   17.8   141,184   16.8   122,528   16.2
  Other .................   19,325    1.9    17,380    2.0    16,666    2.2
                          --------  -----  --------  -----  --------  -----
   Total commercial lines  783,792   78.8   627,892   74.8   541,513   71.7
                          --------  -----  --------  -----  --------  -----
Personal Lines:
  Automobile ............  126,280   12.7   134,763   16.1   138,168   18.3
  Property ..............   81,124    8.2    73,996    8.8    73,380    9.7
  Liability .............    3,284    0.3     2,634    0.3     2,280    0.3
                          --------  -----  --------  -----  --------  -----
   Total personal lines    210,688   21.2   211,393   25.2   213,828   28.3
                          --------  -----  --------  -----  --------  -----
       Total ............ $994,480  100.0% $839,285  100.0% $755,341  100.0%
                          ========  =====  ========  =====  ========  =====
     Effective January 1, 2001, the pool participants began recording the full-term written premium at the inception of insurance policies that are billed on an installment basis. Previously, such amounts were recorded as each installment became due. As a result, written premiums for 2001 increased $59,083,000, primarily in the commercial lines of business. Earned premiums were not affected by this change, as unearned premiums were increased by the same amount.

MARKETING

     Marketing of insurance by the parties to the pooling agreement, excluding the nonstandard risk automobile insurance sold by Farm and City, is conducted through 17 branch offices located throughout the United States and approximately 3,200 independent agents. These branch offices allow the Company to respond quickly to changes in local market conditions. Each branch office employs underwriting, claims, marketing and risk improvement representatives, as well as field auditors and branch administrative technicians. The branch offices are supported by technicians and specialists that operate out of Employers Mutual's home office. Systems are in place to monitor the underwriting results of each branch office and to maintain guidelines and policies consistent with the underwriting and marketing environment in each region.

     Farm and City specializes in insuring private passenger automobile risks that are found to be unacceptable in the standard automobile insurance market. Farm and City is licensed in a six state area that includes Iowa, Kansas, Missouri, Nebraska, North Dakota and South Dakota. Private passenger automobile policies are solicited through the Independent Agency System using approximately 725 agencies.

     The following table sets forth the geographic distribution of the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 2001.

                                          2001        2000        1999
                                          ----        ----        ----
    Alabama ............................   2.8%        3.2%        3.7%
    Arizona ............................   3.8         3.8         3.7
    Illinois ...........................   5.1         4.8         4.8
    Iowa ...............................  16.8        17.4        18.1
    Kansas .............................   8.8         8.2         7.8
    Michigan ...........................   4.2         4.0         3.7
    Minnesota ..........................   3.5         3.5         3.6
    Nebraska ...........................   7.0         6.9         6.9
    North Carolina .....................   3.1         2.9         2.9
    North Dakota .......................   2.6         3.1         3.2
    Texas ..............................   5.2         5.3         4.9
    Wisconsin ..........................   5.0         4.5         4.3
    Other * ............................  32.1        32.4        32.4
                                         -----       -----       -----
                                         100.0%      100.0%      100.0%

* Includes all other jurisdictions, none of which accounted for more than 3 percent.


COMPETITION

     The property and casualty insurance business is very competitive. The Company's property and casualty insurance subsidiaries and the other pool members compete in the United States insurance market with numerous insurers, many of which have greater financial resources. Competition in the types of insurance in which the property and casualty insurance subsidiaries are engaged is based on many factors, including the perceived overall financial strength of the insurer, premiums charged, contract terms and conditions, services offered, speed of claim payments, reputation and experience.
Because the insurance products of the pool members are marketed exclusively through independent agencies, the Company faces competition to retain qualified independent agencies, as well as competition within the agencies. The pool members also compete with direct writers, who utilize salaried employees and generally offer their products at a lower cost, exclusive agencies who write insurance business for only one company, and to a lesser extent Internet-based enterprises. The pool members utilize a profit-sharing plan as an incentive for the independent agencies to place high-quality insurance business with them.


BEST'S RATING

     A.M. Best Company rates insurance companies based on their relative financial strength and ability to meet their contractual obligations. A.M. Best announced on July 10, 2001 that their rating of the EMC Insurance Companies, which includes the Company's property and casualty insurance subsidiaries, was changed from "A" (Excellent) to "A-" (Excellent). This rating action reflects A.M. Best's opinion of the EMC Insurance Companies' underwriting performance and operating losses during the three years ended December 31, 2000. Despite this rating action, A.M. Best stated that the EMC Insurance Companies' "Excellent" rating reflects its strong capitalization, conservative operating strategies and local-market presence. A.M. Best reevaluates its ratings from time to time (normally on an annual basis) and there can be no assurance that the Company's property and casualty insurance subsidiaries and the other pool members will maintain their current rating in the future. Management believes that a Best's rating of "A-" (Excellent) or better is important to the Company's business since many insureds require that companies with which they insure be so rated. Best's publications indicate that these ratings are assigned to companies that have achieved excellent overall performance and have a strong ability to meet their obligations over a long period of time. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not necessarily directed toward the protection of investors.

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

     During 1999 the pool participants purchased aggregate property catastrophe excess of loss reinsurance to cover losses arising from multiple catastrophes. Due to substantial changes in both the terms and the cost of the coverage, this reinsurance protection was not renewed for 2000 and subsequent years.

     A summary of the reinsurance treaties benefiting the parties to the pooling agreement as of December 31, 2001 is presented below. Retention amounts reflect the accumulated retentions of all layers within a treaty.

   Type of Reinsurance Treaty     Retention                Limits
   --------------------------    -----------     --------------------------
   Property per risk ........... $ 2,000,000     100 percent of $18,000,000
   Property catastrophe ........ $12,500,000      96 percent of $60,000,000
   Casualty .................... $ 2,000,000     100 percent of $38,000,000
    Workers' Compensation excess $         -      $20,000,000 excess of
                                                    $40,000,000
   Umbrella .................... $ 1,400,000(1)  100 percent of $ 8,600,000
   Fidelity .................... $   750,000(2)   95 percent of $ 4,250,000
   Surety (other than select
     accounts) ................. $ 1,750,000(3)  100 percent of $13,037,500
   Surety (select accounts) .... $ 4,000,000(4)  100 percent of $26,000,000
   Boiler ...................... $         0     100 percent of $50,000,000

(1) An annual aggregate deductible of $3,600,000 must be reached before the reinsurers may be petitioned.
(2)  Subject to annual aggregate limits for all losses of $14,000,000.
(3) Subject to annual aggregate limits for all losses of $14,000,000 in the first layer and $15,000,000 in the second layer.
(4) Subject to annual aggregate limits for all losses of $10,500,000 in the first layer, $15,000,000 in the second layer and $15,000,000 in the third layer.

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

     The major participants in the pool members' reinsurance programs as of December 31, 2001 are presented below. The percentages represent the reinsurers' share of the total reinsurance protection under all coverages. Each type of coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within these coverages. The property per risk, property catastrophe and casualty reinsurance programs are handled by a reinsurance intermediary (broker). The reinsurance of those programs is syndicated to approximately 40 domestic and foreign reinsurers.

     In formulating reinsurance programs, Employers Mutual is selective in its choice of reinsurers. Employers Mutual selects reinsurers on the basis of financial stability and long-term relationships, as well as price of the coverage. Reinsurers are generally required to have a Best's rating of "A-" or higher and policyholders' surplus of $50,000,000 ($100,000,000 for casualty reinsurance).
                                                         Percent
                                                        of total      2001
Property per risk, property catastrophe                reinsurance   Best's
and casualty coverages:                                protection    rating
---------------------------------------                ----------    ------
Underwriters at Lloyd's of London ....................     20.3%        A
Mutual Reinsurance Bureau ............................     13.0        (2)
Transatlantic Reinsurance Company ....................      8.2         A++
AXA Corporate Solutions ..............................      7.5         A-
XL Reinsurance America, Inc. .........................      6.8         A+
Zurich Reinsurance (North America), Inc ..............      6.0         A+
X.L. Mid Ocean Reinsurance Company, Ltd ..............      3.3        (1)

Workers' compensation excess coverage:
--------------------------------------
American United Life Insurance Company ...............     50.0         A+
Transatlantic Reinsurance Company ....................     50.0         A++

Umbrella coverage:
------------------
General Reinsurance Corporation ......................    100.0         A++

Fidelity and surety coverages:
------------------------------
SCOR Reinsurance Company .............................     42.0         A+
Berkley Insurance Company ............................     20.0         A
Partner Reinsurance Company of the U.S. ..............     20.0         A+
Gerling Global Reinsurance Corp of America ...........     18.0         A

Boiler coverage:
----------------
Hartford Steam Boiler Inspection and Insurance Company    100.0         A+


(1)  Not rated.

(2) Mutual Reinsurance Bureau (MRB) is composed of Employers Mutual and five other nonaffiliated mutual insurance companies. Each of the six members cede primarily property insurance to MRB and assume, on an equal and joint basis, proportionate shares of this business. Each member benefits from the increased capacity provided by MRB. MRB is backed by the financial strength of the six member companies. All of the members of MRB were assigned an "A-" (Excellent) or better rating by A.M. Best.

     Premiums ceded under the pool members' reinsurance programs by all pool members and by the Company's property and casualty insurance subsidiaries for the year ended December 31, 2001 are presented below. Each type of reinsurance coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within the coverages. Since each layer of coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer's overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives.
                                                         Premiums ceded by
                                                     ------------------------
                                                                   Property
                                                                 and casualty
                                                       All pool   insurance
Reinsurer                                              members   subsidiaries
---------                                            ----------- ------------
General Reinsurance Corporation..................... $ 6,806,274 $  1,599,474
Hartford Steam Boiler Inspection & Insurance Company   4,178,787      982,015
AXA Reassurance Corporation ........................   2,171,987      510,417
XL Reinsurance America Inc. ........................   1,902,015      446,974
Gerling Global Reinsurance Corp of America .........   1,367,106      321,270
SCOR Reinsurance Company ...........................   1,215,794      285,712
Hartford Fire Insurance Company ....................   1,203,987      282,937
Managing Agency Partners ...........................     687,804      161,634
Tempest Reinsurance Co., LTD .......................     624,691      146,802
Amlin Underwriting .................................     599,337      140,844
Other Reinsurers ...................................   8,462,742    1,988,744
                                                     ----------- ------------
  Total ............................................ $29,220,524 $  6,866,823
                                                     =========== ============
     The parties to the pooling agreement also cede reinsurance on both a voluntary and a mandatory basis to state and national organizations in connection with various workers' compensation and assigned risk programs and to private organizations established to handle large risks. Premiums ceded by all pool members and by the Company's property and casualty insurance subsidiaries for the year ended December 31, 2001 are presented below.

                                                         Premiums ceded by
                                                     ------------------------
                                                                    Property
                                                                 and casualty
                                                       All pool    insurance
Reinsurer                                              members   subsidiaries
---------                                            ----------- ------------
National Workers' Compensation Reinsurance Pool .... $ 8,618,024 $  2,025,236
Wisconsin Compensation Rating Bureau ...............   8,203,016    1,927,709
North Carolina Reinsurance Facility ................   1,494,757      351,268
Other Reinsurers ...................................      77,410       18,191
                                                     ----------- ------------
  Total ............................................ $18,393,207 $  4,322,404
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

     The September 11, 2001 terrorist attack on the World Trade Center has had a significant impact on the pricing and terms of reinsurance coverage for 2002. The parties to the pooling agreement were not immune to these factors and experienced significantly higher costs and increased retentions when their reinsurance program was renewed in January 2002. In addition, the parties to the pooling agreement elected to purchase separate terrorism coverage for 2002, in order to provide limited protection from future terrorist exposures, as all standard reinsurance policies now excluded coverage for terrorist activities.

RELATIONSHIP BETWEEN NET PREMIUMS WRITTEN AND SURPLUS

     The amount of insurance a property and casualty insurance company writes under industry standards is commonly expressed as a multiple of its surplus calculated in accordance with statutory accounting practices. Generally, a ratio of 3 to 1 or less is considered satisfactory by regulatory authorities. The ratios of the pool members for the past three years are as follows:

                                                Year ended December 31,
                                             ------------------------------
                                             2001         2000         1999
                                             ----         ----         ----
      Employers Mutual ....................  1.35         1.01          .86
      EMCASCO .............................  2.25         2.39         2.03
      Illinois EMCASCO ....................  2.20         2.46         2.18
      Dakota Fire .........................  2.23         2.46         2.17
      Farm and City .......................  2.70         2.32         2.04
      EMC Property & Casualty Company .....   .97          .87          .80
      Union Insurance Company of Providence   .96          .86          .79
      Hamilton Mutual Insurance Company ...  2.34         1.94         1.69

     The 2001 ratios for three of the Company's property and casualty insurance subsidiaries (EMCASCO, Illinois EMCASCO and Dakota Fire) reflect the issuance of an aggregate of $25,000,000 of surplus notes to Employers Mutual on December 28, 2001. Surplus notes are considered to be a component of surplus for statutory reporting purposes; however, under generally accepted accounting principals, surplus notes are considered to be debt and are reported as a liability in the Company's financial statements.


OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The property and casualty insurance subsidiaries' reserve information is included in the property and casualty loss reserve development for 2001. See "Property and Casualty Insurance Subsidiaries and Reinsurance Subsidiary - Outstanding Losses and Settlement Expenses."


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

PRINCIPAL PRODUCTS

     The reinsurance subsidiary assumes both pro rata and excess of loss reinsurance from Employers Mutual. The following table sets forth the assumed written premiums of the reinsurance subsidiary for the three years ended December 31, 2001.

                                     Percent          Percent          Percent
                                       of               of               of
Line of Business               2001   total     2000   total     1999   total
----------------             -------  -----   -------  -----   -------  -----
                                              (Dollars in thousands)
Pro rata reinsurance:
      Property and Casualty  $18,975   28.6%  $14,441   30.4%  $12,642   29.0%
      Property .............   9,092   13.7     7,399   15.6     7,461   17.1
      Crop .................   2,372    3.6     4,188    8.8     4,727   10.8
      Casualty .............   8,720   13.1     5,319   11.2     4,771   11.0
      Marine/aviation ......   5,678    8.6     1,869    3.9     2,289    5.3
      Other ................   3,973    6.0       374    0.8       261    0.6
                             -------  -----   -------  -----   -------  -----
        Total pro rata
          Reinsurance ......  48,810   73.6    33,590   70.7    32,151   73.8
                             -------  -----   -------  -----   -------  -----
Excess reinsurance:
  Excess per risk
    reinsurance:
      Property .............   3,430    5.2     3,011    6.3     2,298    5.3
      Casualty .............   3,981    6.0     3,882    8.2     1,979    4.6
      Other ................   1,571    2.4       856    1.8       754    1.7
                             -------  -----   -------  -----   -------  -----
        Total excess per
          risk reinsurance     8,982   13.6     7,749   16.3     5,031   11.6
                             -------  -----   -------  -----   -------  -----
  Excess catastrophe/
    aggregate reinsurance:
      Property .............   7,494   11.3     5,357   11.3     5,674   13.0
      Crop .................     392    0.6       297    0.6       330    0.8
      Marine/aviation ......       5      -        19      -        20      -
      Other ................     604    0.9       518    1.1       341    0.8
                             -------  -----   -------  -----   -------  -----
        Total excess
          catastrophe/
          aggregate
          reinsurance ......   8,495   12.8     6,191   13.0     6,365   14.6
                             -------  -----   -------  -----   -------  -----
        Total excess
          Reinsurance ......  17,477   26.4    13,940   29.3    11,396   26.2
                             -------  -----   -------  -----   -------  -----
        Total .............. $66,287  100.0%  $47,530  100.0%  $43,547  100.0%
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

COMPETITION

     The reinsurance marketplace is generally considered to be very competitive; however, competition for reinsurance business has declined significantly as a result of the September 11, 2001 terrorist attack on the World Trade Center. Industry wide rate increases for January 2002 renewals averaged 20.5 percent for excess of loss business with increased retentions and exclusions for terrorist activities being commonplace. The market for terrorism coverage is still evolving, but is becoming more available with the exclusion of nuclear, biological and chemical perils. The current trend is to have terrorism coverage written on a stand-alone basis, but this may change in the future. New reinsurance capacity, primarily from Bermuda, has entered the reinsurance marketplace to take advantage of higher reinsurance pricing, which could lead to increased rate competition in the future.

     Employers Mutual competes in the global reinsurance market with numerous reinsurance companies, many of which have greater financial resources. Competition for reinsurance business is based on many factors, including financial strength, industry ratings, stability in products offered and licensing status. During the last several years, reinsurance brokers have tended to favor large, financially strong reinsurance companies who are able to provide "mega" line capacity for all lines of business. The Company faces the risk that reinsurance brokers may become more selective and may seek larger and/or more highly rated reinsurance companies.


REINSURANCE CEDED

     The reinsurance subsidiary does not purchase outside reinsurance protection due to the $1,500,000 cap on losses assumed per event under the terms of the quota share agreement with Employers Mutual. The reinsurance subsidiary pays an annual override commission to Employers Mutual for this protection and also pays for 100 percent of the outside reinsurance protection Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business. This cost is recorded as a reduction to the premiums received by the reinsurance subsidiary and amounted to $2,496,000 in 2001.


BEST'S RATING

     The most recent Best's Property Casualty Key Rating Guide gives the reinsurance subsidiary an "A-" (Excellent) policyholders' rating. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not necessarily directed toward the protection of investors.


OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The reinsurance subsidiary's reserve information is included in the property and casualty loss reserve development for 2001. See "Property and Casualty Insurance Subsidiaries and Reinsurance Subsidiary - Outstanding Losses and Settlement Expenses."


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

STATUTORY COMBINED RATIOS

     The following table sets forth the statutory combined ratios of the Company's insurance subsidiaries and the property and casualty insurance industry averages for the five years ended December 31, 2001. The combined ratios below are the sum of the following: the loss ratio, calculated by dividing losses and settlement expenses incurred by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written and policyholder dividends by net premiums earned.

     Generally, if the combined ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.
                                             Year ended December 31,
                                     --------------------------------------
                                       2001    2000    1999    1998    1997
Property and casualty insurance      ------  ------  ------  ------  ------
      Loss ratio ...................   83.0%   82.2%   83.6%   83.5%   74.3%
      Expense ratio ................   28.5    30.8    32.0    33.3    32.8
                                     ------  ------  ------  ------  ------
        Combined ratio .............  111.5%  113.0%  115.6%  116.8%  107.1%
                                     ======  ======  ======  ======  ======
Reinsurance
      Loss ratio ...................   86.6%   86.1%   83.1%   75.4%   68.4%
      Expense ratio ................   29.1    29.1    30.6    31.1    34.1
                                     ------  ------  ------  ------  ------
        Combined ratio .............  115.7%  115.2%  113.7%  106.5%  102.5%
                                     ======  ======  ======  ======  ======
Total insurance operations
      Loss ratio ...................   83.8%   83.0%   83.5%   81.9%   73.1%
      Expense ratio ................   28.6    30.5    31.7    32.9    33.1
                                     ------  ------  ------  ------  ------
        Combined ratio .............  112.4%  113.5%  115.2%  114.8%  106.2%
                                     ======  ======  ======  ======  ======
Property and casualty insurance
  industry averages (1)
      Loss ratio ...................   90.1%   81.5%   78.6%   76.3%   72.8%
      Expense ratio ................   26.9    28.9    29.2    29.4    28.8
                                     ------  ------  ------  ------  ------
        Combined ratio .............  117.0%  110.4%  107.8%  105.7%  101.6%
                                     ======  ======  ======  ======  ======
(1) As reported by A.M. Best Company. The ratio for 2001 is an estimate; the actual combined ratio is not currently available.

     The 2001 expense ratios for "property and casualty insurance" and "total insurance operations" are distorted by $13,884,000 of additional written premiums that were recorded in 2001 in connection with a change in the recording of installment based insurance policies. Excluding this adjustment, the expense ratios would have been 30.2 percent and 30.0 percent, respectively.

REINSURANCE CEDED

     The following table presents amounts due to the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums as of December 31, 2001:
                                                                    2001
                                           Amount      Percent     Best's
                                        recoverable    of total    rating
                                        -----------    --------    ------
Wisconsin Compensation Rating Bureau .. $ 3,707,762        22.1%      (1)
National Workers' Compensation
  Reinsurance Pool ....................   3,036,475        18.1       (1)
General Reinsurance Corporation .......   1,592,911         9.5        A++
Hartford Fire Insurance Company .......     790,892         4.7        A+
Hartford Steam Boiler Insp. & Ins. ....     547,484         3.3        A+
AXA Reassurance .......................     527,281         3.1        A+
Minnesota Workers' Comp Reins Assoc ...     512,606         3.1       (2)
Zurich Reinsurance (North America) Inc.     492,468         2.9        A+
American Re-Insurance Company .........     385,398         2.3        A++
XL Reinsurance America ................     359,050         2.1        A+
Other Reinsurers ......................   4,824,240        28.8
                                        -----------      ------
      Total ........................... $16,776,567(3)    100.0%
                                        ===========      ======
(1) Amounts recoverable reflect the property and casualty insurance subsidiaries' pool participation percentage of amounts ceded to these organizations by Employers Mutual in connection with its role as "service carrier." Under these arrangements, Employers Mutual writes business for these organizations on a direct basis and then cedes 100 percent of the business to these organizations. Credit risk associated with these amounts is minimal as all companies participating in these organizations are responsible for the liabilities of such organizations on a pro rata basis.

(2)  Not rated.

(3) The total amount recoverable at December 31, 2001 represented $2,652,739 in paid losses and settlement expenses, $11,848,597 in unpaid losses and settlement expenses and $2,275,231 in unearned premiums.

     The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred for the three years ended December 31, 2001 is presented below.
                                              Year ended December 31,
                                     ----------------------------------------
                                         2001          2000          1999
Premiums written:                    ------------  ------------  ------------
    Direct ........................  $272,027,823  $249,896,499  $228,588,440
    Assumed from nonaffiliates ....     1,898,509     1,220,442       781,225
    Assumed from affiliates .......   299,990,245   244,762,032   221,051,986
    Ceded to nonaffiliates ........   (11,189,227)   (8,347,822)   (7,270,696)
    Ceded to affiliates ...........  (272,027,823) (249,896,499) (228,588,440)
                                     ------------  ------------  ------------
      Net premiums written ........  $290,699,527  $237,634,652  $214,562,515
                                     ============  ============  ============
Premiums earned:
    Direct ........................  $255,764,274  $245,078,165  $223,593,165
    Assumed from nonaffiliates ....     1,786,132     1,194,835       873,710
    Assumed from affiliates .......   274,352,821   237,946,894   217,416,300
    Ceded to nonaffiliates ........   (10,859,095)   (7,683,287)   (7,191,869)
    Ceded to affiliates ...........  (255,764,274) (245,078,165) (223,593,165)
                                     ------------  ------------  ------------
      Net premiums earned .........  $265,279,858  $231,458,442  $211,098,141
                                     ============  ============  ============
Losses and settlement expenses
  incurred:
    Direct ........................  $221,314,633  $208,604,970  $183,031,797
    Assumed from nonaffiliates ....     1,336,824       400,360       429,244
    Assumed from affiliates .......   227,650,959   194,017,734   182,375,574
    Ceded to nonaffiliates ........    (7,069,033)   (4,896,420)   (5,928,570)
    Ceded to affiliates ...........  (221,314,633) (208,604,970) (183,031,797)
                                     ------------  ------------  ------------
      Net losses and settlement
        expenses incurred .........  $221,918,750  $189,521,674  $176,876,248
                                     ============  ============  ============

OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The Company maintains reserves for losses and settlement expenses with respect to both reported and unreported claims. The amount of reserves for reported claims is primarily based upon a case-by-case evaluation of the specific type of claim, knowledge of the circumstances surrounding each claim and the policy provisions relating to the type of loss. Reserves on assumed reinsurance business are the amounts reported by the ceding company.

     The amount of reserves for unreported claims is determined on the basis of statistical information for each line of insurance with respect to the probable number and nature of claims arising from occurrences that have not yet been reported. Established reserves are closely monitored and are frequently recomputed using a variety of formulas and statistical techniques for analyzing actual claim costs, frequency data and other economic and social factors.

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

     Changes in reserves for losses and settlement expenses are reflected in operating results in the year such changes are recorded.

     Despite the inherent uncertainties of estimating insurance company loss and settlement expense reserves, management believes that the Company's reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that the Company's reserves for losses and settlement expenses at December 31, 2001 are adequate.

     The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the property and casualty insurance subsidiaries and the reinsurance subsidiary. Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements.

                                             Year ended December 31,
                                     ----------------------------------------
                                         2001          2000          1999
                                     ------------  ------------  ------------
Gross reserves at beginning of year  $286,489,028  $266,514,024  $245,610,323

Ceded reserves at beginning of year   (11,224,797)  (10,260,815)  (15,563,600)
                                     ------------  ------------  ------------
Net reserves at beginning of year ..  275,264,231   256,253,209   230,046,723
                                     ------------  ------------  ------------
Incurred losses and
  settlement expenses:

  Provision for insured events
    of the current year ............  216,752,003   191,425,036   182,609,687

  Increase (decrease) in provision
    for insured events of prior
    years ..........................    5,166,747    (1,903,362)   (5,733,439)
                                     ------------  ------------  ------------
        Total incurred losses and
          settlement expenses ......  221,918,750   189,521,674   176,876,248
                                     ------------  ------------  ------------
Payments:

  Losses and settlement expenses
    attributable to insured events
    of the current year ............   94,983,112    82,912,082    72,970,531

  Losses and settlement expenses
    attributable to insured events
    of prior years .................   99,529,878    87,598,570    77,699,231
                                     ------------  ------------  ------------
        Total payments .............  194,512,990   170,510,652   150,669,762
                                     ------------  ------------  ------------

Net reserves at end of year ........  302,669,991   275,264,231   256,253,209

Ceded reserves at end of year ......   11,848,597    11,224,797    10,260,815
                                     ------------  ------------  ------------
Gross reserves at end of year ...... $314,518,588  $286,489,028  $266,514,024
                                     ============  ============  ============

     The following table shows the calendar year development of loss and settlement expense reserves of the property and casualty insurance subsidiaries and the reinsurance subsidiary. Amounts presented are on a net basis with, beginning in 1992, (i) a reconciliation of the net loss and settlement expense reserves to the gross amounts presented in the consolidated financial statements and (ii) disclosure of the gross re-estimated loss and settlement expense reserves and the related re-estimated reinsurance receivables.

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

     During the last three years the Company has experienced less favorable development in the provision for insured events of prior years. The majority of this decline in favorable development has come from the property and casualty insurance subsidiaries, although the reinsurance subsidiary has experienced similar declines. During 2001, both the property and casualty insurance segment and the reinsurance segment experienced adverse development in the provision for insured events of prior years. The adverse development in the property and casualty insurance segment is attributed to the revaluation of individual claim liabilities in select lines of business, a revaluation of formula based settlement expense reserves and an increase in paid settlement expenses. The adverse development in the reinsurance segment is attributed to construction defect claims arising from a reinsurance pool that the reinsurance subsidiary participates in. The Company has historically experienced favorable development in its reserves and reserving practices have not been changed; however, the amount of development experienced will fluctuate from year to year as individual claims are settled and additional information becomes available on open claims.


                                                                 Year ended December 31,
                                 ------------------------------------------------------------------------------------------------
(Dollars in thousands)           1991     1992     1993     1994     1995     1996     1997     1998     1999     2000     2001
                                 ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
Statutory reserves for losses
  and settlement expenses .... $139,317  180,797  182,072  191,514  196,293  191,892  205,606  230,937  257,201  276,103  303,643

Reclassification of reserve
  amounts associated with the
  National Workers'
  Compensation Reinsurance
  Pool .......................    6,830   11,364        -        -        -        -        -        -        -        -        -

Retroactive restatement of
  reserves in conjunction with
  admittance of new
  participants into the
  pooling agreement ..........    4,364    5,314    5,248    6,603    6,809    7,018    3,600        -        -        -        -
                               --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Statutory reserves after
  reclassification ...........  150,511  197,475  187,320  198,117  203,102  198,910  209,206  230,937  257,201  276,103  303,643

GAAP adjustments:
  Salvage and subrogation ....   (1,284)  (2,026)  (1,804)  (1,799)  (2,369)  (2,400)       -        -        -        -        -

  Reclass of statutory
    settlement expense portion
    of retirement benefit
    liability ................        -        -     (601)    (680)    (729)    (786)    (858)    (890)    (948)    (839)    (973)
                               --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Reserves for losses and
  settlement expenses ........  149,227  195,449  184,915  195,638  200,004  195,724  208,348  230,047  256,253  275,264  302,670

Paid (cumulative) as of:
  One year later .............   31,577   78,000   60,162   57,247   62,012   59,856   62,949   77,699   87,599   99,530        -
  Two years later ............   79,619  109,985   89,153   88,831   92,626   92,191   99,870  119,620  138,701        -        -
  Three years later ..........   97,152  127,885  107,372  106,691  112,985  113,343  122,455  147,561        -        -        -
  Four years later ...........  107,114  137,783  116,856  118,705  124,450  126,507  136,975        -        -        -        -
  Five years later ...........  112,598  143,876  123,843  126,384  132,044  135,321        -        -        -        -        -
  Six years later ............  116,670  148,518  128,931  130,977  137,522        -        -        -        -        -        -
  Seven years later ..........  119,699  151,895  132,036  134,923        -        -        -        -        -        -        -
  Eight years later ..........  121,817  154,160  135,007        -        -        -        -        -        -        -        -
  Nine years later ...........  123,494  156,276        -        -        -        -        -        -        -        -        -
  Ten years later ............  125,129        -        -        -        -        -        -        -        -        -        -


Reserves reestimated as of:
  End of year ................  149,227  195,449  184,915  195,638  200,004  195,724  208,348  230,047  256,253  275,264  302,670
  One year later .............  155,537  197,008  179,527  179,818  183,760  188,579  197,271  224,313  254,350  280,431        -
  Two years later ............  152,771  192,318  170,653  173,162  182,285  185,465  194,287  225,288  256,111        -        -
  Three years later ..........  148,867  186,730  166,778  172,118  179,797  181,392  193,505  227,010        -        -        -
  Four years later ...........  148,017  186,133  166,133  170,570  176,176  180,686  192,824        -        -        -        -
  Five years later ...........  148,098  186,319  165,548  167,763  175,465  179,898        -        -        -        -        -
  Six years later ............  148,686  186,095  163,406  166,764  174,695        -        -        -        -        -        -
  Seven years later ..........  148,991  184,174  161,985  166,280        -        -        -        -        -        -        -
  Eight years later ..........  147,579  183,821  160,459        -        -        -        -        -        -        -        -
  Nine years later ...........  147,260  181,840        -        -        -        -        -        -        -        -        -
  Ten years later ............  145,903        -        -        -        -        -        -        -        -        -        -
                               --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Cumulative redundancy
  (Deficiency) ............... $  3,324   13,609   24,456   29,358   25,309   15,826   15,524    3,037      142   (5,167)       -
                               ========  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======
Gross loss and settlement
  expense reserves - end of
  year (A) ............................ $220,703  202,370  209,785  212,231  209,521  221,378  245,610  266,514  286,489  314,519

Reinsurance receivables ...............   25,254   17,455   14,147   12,227   13,797   13,030   15,563   10,261   11,225   11,849
                                        --------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Net loss and settlement expense
  reserves - end of year .............. $195,449  184,915  195,638  200,004  195,724  208,348  230,047  256,253  275,264  302,670
                                        ========  =======  =======  =======  =======  =======  =======  =======  =======  =======
Gross re-estimated reserves -
  latest (B) .......................... $204,016  175,860  180,307  189,431  196,740  208,006  242,663  265,929  291,609  314,519
Re-estimated reinsurance receivables -
  latest ..............................   22,176   15,401   14,027   14,736   16,842   15,182   15,653    9,818   11,178   11,849
                                        --------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Net re-estimated reserves - latest .... $181,840  160,459  166,280  174,695  179,898  192,824  227,010  256,111  280,431  302,670
                                        ========  =======  =======  =======  =======  =======  =======  =======  =======  =======
Gross cumulative redundancy
  (deficiency) (A-B) .................. $ 16,687   26,510   29,478   22,800   12,781   13,372    2,947      585   (5,120)       -
                                        ========  =======  =======  =======  =======  =======  =======  =======  =======  =======

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

     Based upon current facts, management believes the reserves established for asbestos and environmental related claims at December 31, 2001 are adequate. Although future changes in the legal and political environment may result in adjustments to these reserves, management believes any adjustments will not have a material impact on the financial condition or results of operations of the Company.

     The following table presents asbestos and environmental related losses and settlement expenses incurred and reserves outstanding for the Company:

                                                  Year ended December 31,
                                             --------------------------------
                                                 2001       2000       1999
Losses and settlement expenses incurred:     ---------- ---------- ----------
  Asbestos:
    Property and casualty insurance ........ $   64,451 $  518,480 $  125,687
    Reinsurance ............................     (9,167)  (135,695)   (25,971)
                                             ---------- ---------- ----------
                                                 55,284    382,785     99,716
                                             ---------- ---------- ----------
  Environmental:
    Property and casualty insurance ........   (120,610)    96,828     11,227
    Reinsurance ............................     20,615    167,238    223,996
                                             ---------- ---------- ----------
                                                (99,995)   264,066    235,223
                                             ---------- ---------- ----------
        Total losses and settlement
          expenses incurred ................ $  (44,711)$  646,851 $  334,939
                                             ========== ========== ==========
Loss and settlement expense reserves:
  Asbestos:
    Property and Casualty insurance ........ $  719,590 $  715,472 $  259,148
    Reinsurance ............................    566,477    589,518    753,481
                                             ---------- ---------- ----------
                                              1,286,067  1,304,990  1,012,629
                                             ---------- ---------- ----------
  Environmental:
    Property and casualty insurance ........    454,460    711,690    724,662
    Reinsurance ............................    824,988    812,572    710,520
                                             ---------- ---------- ----------
                                              1,279,448  1,524,262  1,435,182
                                             ---------- ---------- ----------
        Total loss and settlement expense
          reserves ......................... $2,565,515 $2,829,252 $2,447,811
                                             ========== ========== ==========

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

     At December 31, 2001, approximately 46 percent of the Company's bonds were invested in government or government agency issued securities. A variety of maturities are maintained in the Company's portfolio to assure adequate liquidity. The maturity structure of bond investments is also established by the relative attractiveness of yields on short, intermediate and long-term bonds. The Company does not invest in any high-yield debt investments (commonly referred to as junk bonds).

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

     During 2000 and 1999, the Company sold approximately $55,000,000 and $14,000,000, respectively, of investments in tax-exempt fixed maturity securities and reinvested the proceeds into taxable fixed maturity securities that pay a higher interest rate. This change in asset allocation was implemented to increase the Company's after-tax rate of return on its investment portfolio.

     The Company's equity investment holdings include common stocks and preferred stocks.

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

     The investments of EMC Insurance Group Inc. and its subsidiaries are supervised by an investment committee of each entity's respective board of directors. The investment portfolios are managed by an internal staff that is composed of employees of Employers Mutual.

     Investment expenses are based on actual expenses incurred plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted average of total invested assets and number of investment transactions.

     The following table shows the composition of the Company's investment portfolio (at amortized cost), by type of security, as of December 31, 2001 and 2000. In the Company's consolidated financial statements, securities held-to-maturity are carried at amortized cost; securities available-for-sale are carried at fair value.
                                            Year ended December 31,
                                 --------------------------------------------
                                         2001                   2000
                                 ---------------------  ---------------------
                                   Amortized              Amortized
                                     cost      Percent      cost      Percent
                                 ------------  -------  ------------  -------
Securities held-to-maturity:
  Fixed maturity securities:
    U.S. treasury securities
      and obligations of U.S.
      government corporations
      and agencies ............. $ 57,443,480     11.0% $102,230,946     22.4%
    Mortgage-backed securities      8,634,427      1.6    13,480,647      2.9
      Total securities held-     ------------  -------  ------------  -------
        to-maturity ............   66,077,907     12.6   115,711,593     25.3
                                 ------------  -------  ------------  -------
Securities available-for-sale:
  Fixed maturity securities:
    U.S. treasury securities
      and obligations of U.S.
      government corporations
      and agencies .............   53,080,155     10.1     6,603,794      1.4
    Obligations of states and
      political subdivisions ...   77,746,658     14.8    79,782,459     17.5
    Mortgage-backed
      securities ...............   24,993,733      4.8    43,416,386      9.5
    Debt securities issued by
      foreign governments ......    6,481,973      1.2     6,480,421      1.4
    Public utilities ...........   59,510,559     11.4    16,540,299      3.6
    Corporate securities .......  189,923,283     36.2   136,626,121     29.9
      Total fixed maturity       ------------  -------  ------------  -------
        securities .............  411,736,361     78.5   289,449,480     63.3
                                 ------------  -------  ------------  -------
  Equity securities:
    Common stocks ..............   27,689,811      5.3    26,748,905      5.9
    Non-redeemable preferred
      stocks ...................      996,510      0.2     1,994,010      0.4
                                 ------------  -------  ------------  -------
      Total equity securities ..   28,686,321      5.5    28,742,915      6.3
                                 ------------  -------  ------------  -------
      Total securities
        available-for-sale .....  440,422,682     84.0   318,192,395     69.6
                                 ------------  -------  ------------  -------
Short-term investments .........   17,724,458      3.4    23,388,027      5.1
                                 ------------  -------  ------------  -------
      Total investments ........ $524,225,047    100.0% $457,292,015    100.0%
                                 ============  =======  ============  =======

     Fixed maturity securities held by the Company generally have an investment quality rating of "A" or better by independent rating agencies. The following table shows the composition of the Company's fixed maturity securities, by rating, as of December 31, 2001.

                                 Securities               Securities
                               held-to-maturity        available-for-sale
                             (at amortized cost)        (at fair value)
                            ---------------------    ---------------------
                               Amount     Percent       Amount     Percent
Rating(1)                   ------------  -------    ------------  -------
  AAA ..................... $ 66,077,907    100.0%   $129,630,035     31.0%
  AA ......................            -        -      94,485,422     22.6
  A .......................            -        -     157,808,230     37.7
  BAA .....................            -        -      33,521,121      8.0
  BA ......................            -        -       1,805,377       .4
  CAA .....................            -        -       1,400,000       .3
                            ------------  -------    ------------  -------
    Total fixed maturities  $ 66,077,907    100.0%   $418,650,185    100.0%
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

     The amortized cost and estimated fair value of fixed maturity securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                                Estimated
                                                Amortized         fair
                                                  cost            value
Securities held-to-maturity:                  ------------    ------------
  Due in one year or less ................... $          -    $          -
  Due after one year through five years .....   39,962,077      44,168,660
  Due after five years through ten years ....   11,489,373      12,098,320
  Due after ten years .......................    5,992,032       6,115,170
  Mortgage-backed securities ................    8,634,425       9,082,738
                                              ------------    ------------
    Totals .................................. $ 66,077,907    $ 71,464,888
                                              ============    ============
Securities available-for-sale:
  Due in one year or less ................... $ 39,266,534    $ 39,333,099
  Due after one year through five years .....   16,524,878      17,064,621
  Due after five years through ten years ....  104,477,883     108,344,057
  Due after ten years .......................  226,473,331     227,679,715
  Mortgage-backed securities ................   24,993,735      26,228,693
                                              ------------    ------------
    Totals .................................. $411,736,361    $418,650,185
                                              ============    ============

     The mortgage-backed securities shown in the above table include $32,181,060 of securities issued by government corporations and agencies and $1,447,100 of collateralized mortgage obligations (CMOs). CMOs are securities backed by mortgages on real estate, which come due at various times. The Company has attempted to minimize the prepayment risks associated with mortgage-backed securities by not investing in "principal only" and "interest only" CMOs. The CMOs that the Company has invested in are designed to reduce the risk of prepayment by providing predictable principal payment schedules within a designated range of prepayments. Investment yields may vary from those anticipated due to changes in prepayment patterns of the underlying collateral.

     Investment results of the Company for the periods indicated are shown in the following table:
                                              Year ended December 31,
                                     ----------------------------------------
                                         2001          2000          1999
                                     ------------  ------------  ------------
Average invested assets (1) ........ $490,758,529  $448,437,675  $432,606,548
Investment income (2) .............. $ 30,969,630  $ 29,006,316  $ 25,760,561
Average yield ......................         6.31%         6.47%         5.96%
Realized investment gains (3) ...... $    800,582  $  1,557,870  $    276,673

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

EMPLOYEES
---------
     EMC Insurance Group Inc. and its subsidiaries have no employees. The Company's business activities are conducted by the 2,128 employees of Employers Mutual. EMC Insurance Group Inc., EMC Reinsurance Company and Underwriters, LLC are charged their proportionate share of salary and employee benefit costs based on time allocations. Costs not allocated to these companies are charged to the participants in the pooling agreement. The property and casualty insurance subsidiaries share the costs charged to the pooling agreement in accordance with their pool participation percentages.
See "Property and Casualty Insurance - Pooling Agreement."

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

     In 1998, the National Association of Insurance Commissioners (NAIC) adopted a comprehensive Codification of Statutory Accounting Principles (Codification) to replace the Accounting Practices and Procedures Manual as the NAIC's primary guidance on statutory accounting. Codification is intended to provide a consistent and comprehensive basis of statutory accounting for all insurance companies and became effective in most states, including the states of domicile of the Company's insurance subsidiaries, on January 1, 2001. The adoption of Codification resulted in changes to the accounting practices that the Company's insurance subsidiaries use to prepare their statutory financial statements. One of the more significant changes was the recording of deferred income taxes. As a result of the adoption of Codification, the statutory surplus of the Company's insurance subsidiaries increased by approximately $9,110,000 on January 1, 2001.

     State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer's surplus as regards policyholders be reasonable and adequate in relation to its liabilities. Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance. "Extraordinary" dividends or distributions are subject to prior approval and are defined as dividends or distributions made within a 12 month period which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis. North Dakota imposes similar restrictions on the payment of dividends and distributions. At December 31, 2001, $12,647,639 was available for distribution in 2002 to the Company without prior approval. See note 6 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

     The NAIC utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify property/casualty insurers that are in (or are perceived as approaching) financial difficulty by establishing minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 2001, each of the Company's insurance subsidiaries ratio of total adjusted capital to risk-based capital is well in excess of the minimum level required.


ITEM 2.  PROPERTIES.
-------  -----------
     The Company does not own any real property. Lease costs of the Company's office facilities in Oak Brook, Illinois and Bismarck, North Dakota, which total approximately $382,000 and $283,000 annually, are included as expenses under the pooling agreement. Expenses of office facilities owned and leased by Employers Mutual are borne by the parties to the pooling agreement, less the rent received from the space used and paid for by non-insurance subsidiaries and outside tenants. See "Property and Casualty Insurance - Pooling Agreement" under Item 1 of this Form 10-K.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------
     None.

                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------  -------------------------------------------------
         STOCKHOLDER MATTERS.
         --------------------
     The "Stockholder Information" section from the Company's Annual Report to Stockholders for the year ended December 31, 2001, which is included as
Exhibit 13(d) to this Form 10-K, is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------
     The "Selected Financial Data" section from the Company's Annual Report to Stockholders for the year ended December 31, 2001, which is included as Exhibit 13(a) to this Form 10-K, is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------
     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section from the Company's Annual Report to Stockholders for the year ended December 31, 2001, which is included as
Exhibit 13(b) to this Form 10-K, is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------- -----------------------------------------------------------
     The information under the caption "Market Risk" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section from the Company's Annual Report to Stockholders for the year ended December 31, 2001, which is included as Exhibit 13(b) to this Form 10-K, is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------
     The consolidated financial statements from the Company's Annual Report to Stockholders for the year ended December 31, 2001, which is included as
Exhibit 13(c) to this Form 10-K, are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------  ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         ------------------------------------
     On October 18, 2000, the Board of Directors of EMC Insurance Group Inc. (the "Company") approved the dismissal of KPMG LLP (KPMG) as the Company's independent auditors. This dismissal was recommended by the Audit Committee of the Board of Directors and was effective upon issuance of KPMG's reports on the consolidated financial statements of the Company and Subsidiaries for the year ended December 31, 2000.

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

     The Board of Directors of EMC Insurance Group Inc. approved the engagement of Ernst & Young LLP as the Company's new independent auditors effective January 1, 2001.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------
     See the information under the caption "Election of Directors" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 21, 2002, which information is incorporated herein by reference.

     The following sets forth information regarding all executive officers of the Company.

         NAME         AGE                      POSITION


Bruce G. Kelley        48        President and Chief Executive Officer of the
                                 Company and of Employers Mutual since 1992.
                                 Treasurer of Employers Mutual from 1996 until
                                 2000 and the Company from 1996 until February
                                 2001.  He was President and Chief Operating
                                 Officer of the Company and Employers Mutual from 1991 to 1992 and was Executive Vice
                                 President of the Company and Employers Mutual from 1989 to 1991. He has been employed by Employers Mutual since 1985.

William A. Murray      55        Executive Vice President and Chief Operating
                                 Officer of the Company and Employers Mutual since 2001. He was Resident Vice President and Branch Manager of Employers Mutual from
                                 1992 until 2001. He has been employed by Employers Mutual since 1985.

Ronald W. Jean         52        Executive Vice President for Corporate
                                 Development of the Company and Employers
                                 Mutual since 2000.  He was Senior Vice
                                 President - Actuary of the Company and
                                 Employers Mutual from 1997 until 2000. He was Vice President - Actuary of the Company and Employers Mutual from 1985 until 1997.
                                 He has been employed by Employers Mutual since 1979.

John D. Isenhart       64        Senior Vice President of the Company since
                                 1997 and of Employers Mutual since 1992.
                                 He has been employed by Employers Mutual since 1963.

Raymond W. Davis       56        Senior Vice President - Investments of the
                                 Company and Employers Mutual since 1998.
                                 Treasurer of the Company since 2001 and of Employers Mutual since 2000. He was Vice
                                 President - Investments of the Company and of Employers Mutual from 1985 until 1998. He has been employed by Employers Mutual since
                                 1979.

          NAME         AGE                      POSITION



Donald D. Klemme       56        Senior Vice President - Administration and
                                 Secretary of the Company since 1998.  Senior
                                 Vice President - Administration of Employers
                                 Mutual since 1998.  He was Vice President -
                                 Administration and Secretary of the Company from 1996 until 1998 and was Vice President -
                                 Director of Internal Audit prior to that. He has been employed by Employers Mutual since
                                 1972.

David O. Narigon       49        Senior Vice President - Claims of the Company
                                 and of Employers Mutual since 1998. He was Vice President - Claims of the Company from
                                 1988 until 1998. He has been employed by Employers Mutual since 1983.

Mark E. Reese          44        Vice President of the Company and Employers
                                 Mutual since 1996 and Chief Financial Officer of the Company and Employers Mutual since
                                 1997.  He has been employed by Employers
                                 Mutual since 1984.

Section 16(a) Beneficial Ownership Reporting Compliance

     Dr. John H. Kelley, a director of Employers Mutual, was designated as a
Section 16 reporting person in 1991. In June of 1992, the transfer agent was directed to distribute 30 shares from his account and a Form 4 was filed to reflect this. Due to an error, this transaction never took place and his direct holdings have been understated since that date. This was corrected with a late report filed in February 2002.

     For the period from January 1997 to January 2002, Dr. Kelley also held an indirect ownership interest in 5,233 shares that participated in the Company's Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan and were inadvertently not reported on Form 4. As a result, twenty dividend reinvestment purchase transactions were not reported. In February 2002, Dr. Kelley filed a report reflecting the purchase of 1,497 shares and his current indirect ownership of 6,730 shares.


ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------
     See the information under the caption "Compensation of Management" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 21, 2002, which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------
     See the information under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management and Directors" in the Company's
Proxy Statement in connection with its Annual Meeting to be held on May 21, 2002, which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------
     See the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 21, 2002, which information is incorporated herein by reference.

                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------
(a)  List of Financial Statements and Schedules.

     1.  Financial Statements
                                                                         Page
                                                                        ------
         Report of Ernst & Young LLP, Independent Auditor ............    15*
         Report of KPMG LLP, Independent Auditor .....................    16*
         Consolidated Balance Sheets, December 31, 2001 and 2000 .....    17*
         Consolidated Statements of Income for the Years ended
            December 31, 2001, 2000 and 1999 .........................    18*
         Consolidated Statements of Comprehensive Income for the
            Years ended December 31, 2001, 2000 and 1999 .............    18*
         Consolidated Statements of Stockholders' Equity for the
            Years ended December 31, 2001, 2000 and 1999 .............    19*
         Consolidated Statements of Cash Flows for the Years ended
            December 31, 2001, 2000 and 1999 .........................    20*
         Notes to Consolidated Financial Statements ..................  22-41*

         * Refers to the respective page of the financial information insert of EMC Insurance Group Inc.'s 2001 Annual Report to Stockholders.
         The Consolidated Financial Statements and Independent Auditors' Reports which are included as Exhibit 13(c), are incorporated by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

     2.  Schedules                                                   Form 10-K
                                                                        Page
                                                                       ------
         Report of Ernst & Young LLP, Independent Auditors,
           On Schedules ..............................................   34
         Report of KPMG LLP, Independent Auditors, On Schedules ......   35
         Schedule I   - Summary of Investments .......................   36
         Schedule II  - Condensed Financial Information of Registrant    37
         Schedule III - Supplementary Insurance Information ..........   40
         Schedule IV  - Reinsurance ..................................   44
         Schedule VI  - Supplemental Information Concerning
                          Property-Casualty Insurance Operations .....   42

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

         Exhibit 10(k).  Employers Mutual Casualty Company Non-Employee
                           Director Stock Option Plan.
         Exhibit 10(l).  Employers Mutual Casualty Company Supplemental
                           Executive Retirement Plan.
         Exhibit 10(m).  EMCC Option It! Deferred Bonus Compensation Plan.
         Exhibit 10(n).  EMCC Board of Directors Option It! Deferred
                           Compensation Plan.
         Exhibit 10(o).  Employers Mutual Casualty Company Excess Deferral
                           Plan.

(b)  Reports on Form 8-K.

     None

(c)  Exhibits.

     3.  Articles of incorporation and bylaws:

         (a) Articles of Incorporation of the Company, as amended. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1998.)

         (b)  By-Laws of the Company, as amended.

    10.  Material contracts.

         (a) Quota Share Reinsurance Contract between Employers Mutual Casualty Company and EMC Reinsurance Company. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 2000.)

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

         (i) Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan. (Incorporated by reference to Registration No. 33-49335.)

         (j) 1993 Employers Mutual Casualty Company Incentive Stock Option Plan. (Incorporated by reference to Registration Nos.33-49337 and 333-45279.)

         (k) Employers Mutual Casualty Company Non-Employee Director Stock Option Plan. (Incorporated by reference to Registration No. 33-49339.)

         (l) Employers Mutual Casualty Company Supplemental Executive Retirement Plan. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 2000.)

         (m)  EMCC Option It! Deferred Bonus Compensation Plan.

         (n)  EMCC Board of Directors Option It! Deferred Compensation Plan.

         (o)  Employers Mutual Casualty Company Excess Deferral Plan.

    13.  Annual Report to Security Holders.

         (a) Selected Financial Data from the Company's 2001 Annual Report to Stockholders.

         (b) Management's Discussion and Analysis of Financial Condition and Results of Operations from the Company's 2001 Annual Report to Stockholders.

         (c) Consolidated Financial Statements from the Company's 2001 Annual Report to Stockholders.

         (d) Stockholder Information from the Company's 2001 Annual Report to Stockholders.

    16.  Letter from KPMG LLP to Securities and Exchange Commission.

    21.  Subsidiaries of the Registrant.

    23.  Consent of Experts and Counsel.

         (a) Consent of Ernst & Young LLP with respect to Forms S-8 (Registration Nos. 2-93738, 33-49335, 33-49337, 33-49339 and
             333-45279) and Form S-3 (Registration No. 33-34499).

         (b) Consent of KPMG LLP with respect to Forms S-8 (Registration Nos. 2-93738, 33-49335, 33-49337, 33-49339 and 333-45279) and
             Form S-3 (Registration No. 33-34499).

    24.  Power of Attorney.

(d) Financial statements required by Regulation S-X which are excluded from the Annual Report to Stockholders by Rule 14a-3(b)(1).

     None.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.


                        EMC INSURANCE GROUP INC.

                        /s/ Bruce G. Kelley
                        -------------------------
                        Bruce G. Kelley
                        President and
                        Chief Executive Officer


                        /s/ Mark E. Reese
                        -------------------------
                        Mark E. Reese
                        Vice President - Chief Financial Officer
                        (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2002.


                        /s/ Mark E. Reese
                        -------------------------
                        George C. Carpenter III*
                        Director

                        /s/ Mark E. Reese
                        -------------------------
                        E. H. Creese*
                        Director

                        /s/ Mark E. Reese
                        -------------------------
                        David J. Fisher*
                        Director

                        /s/ Bruce G. Kelley
                        -------------------------
                        Bruce G. Kelley
                        Director

                        /s/ Mark E. Reese
                        -------------------------
                        George W. Kochheiser*
                        Chairman of the Board

                        /s/ Mark E. Reese
                        -------------------------
                        Raymond A. Michel*
                        Director

                        /s/ Mark E. Reese
                        -------------------------
                        Fredrick A. Schiek*
                        Director


* by power of attorney

        REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS, ON SCHEDULES



     We have audited the consolidated financial statements of EMC Insurance Group Inc. and subsidiaries as of December 31, 2001, and for the year then ended, and have issued our report thereon dated February 26, 2002 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in Item 14.(a)2. of this Annual Report on Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. The financial statement schedules as of December 31, 2000 and for each of two years in the period ended December 31, 2000, were audited by other auditors whose report dated February 27, 2001, expressed an opinion that such financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

     In our opinion, the 2001 financial statement schedules referred to above, when considered in relation to the 2001 basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                       /s/ Ernst & Young LLP
                                       February 26, 2002
                                       Des Moines, Iowa

<PAGE

            REPORT OF KPMG LLP, INDEPENDENT AUDITORS, ON SCHEDULES



The Board of Directors and Stockholders
EMC Insurance Group Inc.:

     Under date of February 27, 2001, we reported on the consolidated balance sheet of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2000, as contained in Part II, Item 8 of Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules listed in Part IV, Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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




                                       /s/ KPMG LLP
                                       Des Moines, Iowa
                                       February 27, 2001

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                     Schedule I - Summary of Investments -
                   Other Than Investments in Related Parties

                              December 31, 2001

                                                                   Amount at
                                                                  which shown
                                                      Fair          in the
       Type of investment                Cost         value      balance sheet
       ------------------            ------------  ------------  -------------
Securities held-to-maturity:
  Fixed maturities:
    United States Government
      and government agencies
      and authorities .............. $ 57,443,480  $ 62,382,150   $ 57,443,480
    Mortgage-backed securities .....    8,634,427     9,082,738      8,634,427
          Total fixed maturity       ------------  ------------   ------------
            securities .............   66,077,907    71,464,888     66,077,907
                                     ------------  ------------   ------------
Securities available-for-sale:
  Fixed maturities:
    United States Government
      and government agencies
      and authorities ..............   53,080,155    53,171,059     53,171,059
    States, municipalities and
      political subdivisions .......   77,746,658    79,765,300     79,765,300
    Mortgage-backed securities .....   24,993,733    26,228,693     26,228,693
    Debt securities issued by
      foreign governments ..........    6,481,973     7,144,865      7,144,865
    Public utilities ...............   59,510,559    58,905,987     58,905,987
    Corporate securities ...........  189,923,283   193,434,281    193,434,281
          Total fixed maturity       ------------  ------------   ------------
            securities .............  411,736,361   418,650,185    418,650,185
                                     ------------  ------------   ------------
  Equity securities:
    Common stocks
      Public utilities .............      585,337       698,077        698,077
      Banks, trusts and insurance
        companies ..................    2,665,914     3,530,354      3,530,354
      Industrial, miscellaneous and
        all other ..................   24,438,560    28,159,271     28,159,271
      Non-redeemable preferred
        stocks .....................      996,510       935,065        935,065
                                     ------------  ------------   ------------
          Total equity securities ..   28,686,321    33,322,767     33,322,767
                                     ------------  ------------   ------------
Short-term investments .............   17,724,458    17,724,458     17,724,458
                                     ------------  ------------   ------------
            Total investments ...... $524,225,047  $541,162,298   $535,775,317
                                     ============  ============   ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

         Schedule II - Condensed Financial Information of Registrant

                           Condensed Balance Sheets


                                                         December 31,
                                                  --------------------------
                                                      2001          2000
ASSETS                                            ------------  ------------
------
Investment in common stock of
  subsidiaries (equity method) .................. $137,738,931  $144,797,218
Fixed maturity investments:
  Securities available-for-sale, at market value     1,556,475     1,530,000
Short-term investments ..........................      988,555     2,157,665
Cash ............................................      227,541        27,383
Accrued investment income .......................       41,333        41,333
Income taxes recoverable ........................        3,259         6,000
Accounts receivable .............................            -           216
Deferred income taxes ...........................      103,490         6,640
                                                  ------------  ------------
     Total assets ............................... $140,659,584  $148,566,455
                                                  ============  ============

LIABILITIES
-----------
Accounts payable ................................ $    163,416  $    142,103
Indebtedness to related party ...................       38,545        31,036
                                                  ------------  ------------
     Total liabilities ..........................      201,961       173,139
                                                  ------------  ------------

STOCKHOLDERS' EQUITY
--------------------
Common stock, $1 par value,
  authorized 20,000,000 shares;
  issued and outstanding, 11,329,987 shares
  in 2001 and 11,294,220 shares in 2000 .........   11,329,987    11,294,220
Additional paid-in capital ......................   66,013,203    65,546,963
Accumulated other comprehensive income ..........    7,507,672     7,051,920
Retained earnings ...............................   55,606,761    64,500,213
                                                  ------------  ------------
     Total stockholders' equity .................  140,457,623   148,393,316
                                                  ------------  ------------
     Total liabilities and stockholders' equity   $140,659,584  $148,566,455
                                                  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Condensed Statements of Income

                                               Years ended December 31,
                                        -------------------------------------
                                            2001         2000         1999
                                        -----------  -----------  -----------
Equity in undistributed losses
  of subsidiaries ..................... $(7,497,130) $(3,995,078) $(7,577,404)
Dividends received from subsidiaries ..   5,525,096    6,375,104    6,800,055
Investment income .....................     194,326      345,597      364,042
Realized investment gains .............           -          536            -
Other income ..........................           -            -           52
                                        -----------  -----------  -----------
                                         (1,777,708)   2,726,159     (413,255)

Operating expenses ....................     438,687      401,527      390,894
                                        -----------  -----------  -----------
   (Loss) income before income tax
     benefit ..........................  (2,216,395)   2,324,632     (804,149)

Income tax benefit ....................    (110,263)      (4,399)        (164)
                                        -----------  -----------  -----------
              Net (loss) income ....... $(2,106,132) $ 2,329,031  $  (803,985)
                                        ===========  ===========  ===========



                 Condensed Statements of Comprehensive Income

                                              Years ended December 31,
                                     ----------------------------------------
                                          2001           2000         1999
                                     ------------  ------------  ------------
Net (loss) income .................. $ (2,106,132) $  2,329,031  $   (803,985)
                                     ------------  ------------  ------------
Other Comprehensive Income:
  Unrealized holding gains (losses)
    arising during the period, net
    of deferred income tax expense
    (benefit) ......................      962,453    11,708,349   (11,527,264)

  Reclassification adjustment for
    gains included in net (loss)
    income, net of income tax
    expense ........................     (506,701)   (1,031,166)     (177,370)
                                     ------------  ------------  ------------
  Other comprehensive income
        (loss) .....................      455,752    10,677,183   (11,704,634)
                                     ------------  ------------  ------------
      Total comprehensive (loss)
        income ..................... $ (1,650,380) $ 13,006,214  $(12,508,619)
                                     ============  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      Condensed Statements of Cash Flows


                                               Years ended December 31,
                                        -------------------------------------
                                            2001         2000         1999
Net cash provided by                    -----------  -----------  -----------
  operating activities ................ $ 5,316,361  $ 6,371,690  $ 6,740,085

Cash flows from investing activities:
  Disposals of fixed maturity
    securities held-to-maturity .......           -    2,000,000    2,000,000
  Purchases of fixed maturity
    securities available-for-sale .....           -            -   (1,500,000)
  Net sales (purchases) of short-term
     investments ......................   1,169,110   (1,820,140)   2,215,419
                                        -----------  -----------  -----------
      Net cash provided by
       investing activities ...........   1,169,110      179,860    2,715,419
                                        -----------  -----------  -----------
Cash flows from financing activities:
   Issuance of common stock ...........     502,007      242,265      278,794
   Dividends paid to stockholders .....  (6,787,320)  (6,771,440)  (6,793,061)
   Repurchase of common stock .........           -            -   (2,998,677)
                                        -----------  -----------  -----------
      Net cash used in financing
       activities .....................  (6,285,313)  (6,529,175)  (9,512,944)
                                        -----------  -----------  -----------
Net increase (decrease) in cash .......     200,158       22,375      (57,440)

Cash at beginning of year .............      27,383        5,008       62,448
                                        -----------  -----------  -----------
Cash at end of year ................... $   227,541  $    27,383  $     5,008
                                        ===========  ===========  ===========
Income taxes (received) paid .......... $    (6,588) $       189  $    31,952
Interest (received) paid .............. $      (123) $         -  $       285

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

              Schedule III - Supplementary Insurance Information

               For Years Ended December 31, 2001, 2000 and 1999


                                    Deferred     Loss and
                                     policy     settlement
                                  acquisition    expense      Unearned
            Segment                  costs       reserves     premiums
            -------               -----------  ------------  -----------
Year ended December 31, 2001:
  Property and casualty insurance $18,536,512  $221,986,108  $86,532,102
  Reinsurance ...................   2,827,016    92,532,480   12,850,074
  Parent company ................           -             -            -
                                  -----------  ------------  -----------
       Consolidated ............. $21,363,528  $314,518,588  $99,382,176
                                  ===========  ============  ===========

Year ended December 31, 2000:
  Property and casualty insurance $13,777,831  $209,365,347  $65,228,769
  Reinsurance ...................   1,858,922    77,123,681    8,449,645
  Parent company ................           -             -            -
                                  -----------  ------------  -----------
       Consolidated ............. $15,636,753  $286,489,028  $73,678,414
                                  ===========  ============  ===========

Year ended December 31, 1999:
  Property and casualty insurance $11,992,874  $194,872,984  $57,598,773
  Reinsurance ...................   1,626,318    71,641,040    7,392,356
  Parent company ................           -             -            -
                                  -----------  ------------  -----------
       Consolidated ............. $13,619,192  $266,514,024  $64,991,129
                                  ===========  ============  ===========


                                                              Losses and
                                                    Net       settlement
                                    Premium     investment     expenses
            Segment                 revenue       income       incurred
            -------               ------------  -----------  ------------
Year ended December 31, 2001:
  Property and casualty insurance $203,392,845  $22,457,799  $168,344,370
  Reinsurance ...................   61,887,013    8,317,505    53,574,380
  Parent company ................            -      194,326             -
                                  ------------  -----------  ------------
       Consolidated ............. $265,279,858  $30,969,630  $221,918,750
                                  ============  ===========  ============

Year ended December 31, 2000:
  Property and casualty insurance $184,985,620  $20,787,679  $149,518,346
  Reinsurance ...................   46,472,822    7,873,040    40,003,328
  Parent company ................            -      345,597             -
                                  ------------  -----------  ------------
       Consolidated ............. $231,458,442  $29,006,316  $189,521,674
                                  ============  ===========  ============

Year ended December 31, 1999:
  Property and casualty insurance $167,265,093  $18,282,642  $140,481,323
  Reinsurance ...................   43,833,048    7,113,877    36,394,925
  Parent company ................            -      364,042             -
                                  ------------  -----------  ------------
       Consolidated ............. $211,098,141  $25,760,561  $176,876,248
                                  ============  ===========  ============

                                  Amortization
                                  of deferred
                                    policy         Other
                                  acquisition   underwriting    Premiums
            Segment                  costs        expenses     written (1)
            -------               ------------  ------------  ------------
Year ended December 31, 2001:
  Property and casualty insurance $ 42,062,510  $ 17,990,128  $224,412,085
  Reinsurance ...................   13,624,505     4,749,785    66,287,442
  Parent company ................           -             -             -
                                  ------------  ------------  ------------
       Consolidated ............. $ 55,687,015  $ 22,739,913  $290,699,527
                                  ============  ============  ============

Year ended December 31, 2000:
  Property and casualty insurance $ 40,675,773  $ 15,439,286  $190,104,541
  Reinsurance ...................   10,612,706     3,040,206    47,530,111
  Parent company ................            -             -             -
                                  ------------  ------------  ------------
       Consolidated ............. $ 51,288,479  $ 18,479,492  $237,634,652
                                  ============  ============  ============

Year ended December 31, 1999:
  Property and casualty insurance $ 38,374,266  $ 13,698,660  $171,015,719
  Reinsurance ...................    9,682,652     3,767,162    43,546,796
  Parent company ................            -             -             -
                                  ------------  ------------  ------------
       Consolidated ............. $ 48,056,918  $ 17,465,822  $214,562,515
                                  ============  ============  ============


 (1) Written premiums for 2001 include $13,884,423 of additional premiums from a change in the recording of installment based policies. See note 12 of Notes to Consolidated Financial Statements which is included as Exhibit 13(c) of this Form 10-K.




                                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES
                                           Schedule IV - Reinsurance
                              For years ended December 31, 2001, 2000 and 1999
                                                                                                    Percentage
                                                           Ceded to       Assumed                   of amount
                                               Gross         other       from other        Net       assumed
                                               amount      companies     companies       amount       to net
                                            ------------  ------------  ------------  ------------  ----------
Year ended December 31, 2001:
   Consolidated earned premiums ........... $255,764,274  $266,623,369  $276,138,953  $265,279,858       104.1%
                                            ============  ============  ============  ============  ==========
Year ended December 31, 2000:
   Consolidated earned premiums ........... $245,078,165  $252,761,452  $239,141,729  $231,458,442       103.3%
                                            ============  ============  ============  ============  ==========
Year ended December 31, 1999:
   Consolidated earned premiums ........... $223,593,165  $230,785,034  $218,290,010  $211,098,141       103.4%
                                            ============  ============  ============  ============  ==========



                          EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                 Schedule VI - Supplemental Insurance Information Concerning
                           Property-Casualty Insurance Operations

                      For Years Ended December 31, 2001, 2000 and 1999

                                                            Discount,
                                 Deferred    Reserves for   if any,
                                  policy      losses and    deducted                                    Net
Consolidated property-         acquisition    settlement      from      Unearned        Earned       investment
casualty entities                  costs       expenses     reserves    premiums       premiums        income
----------------------         -----------   ------------   --------   -----------   ------------   -----------
Year ended December 31, 2001:  $21,363,528   $314,518,588   $  -0-     $99,382,176   $265,279,858   $30,775,304
                               ===========   ============   ========   ===========   ============   ===========

Year ended December 31, 2000:  $15,636,753   $286,489,028   $  -0-     $73,678,414   $231,458,442   $28,660,719
                               ===========   ============   ========   ===========   ============   ===========

Year ended December 31, 1999:  $13,619,192   $266,514,024   $  -0-     $64,991,129   $211,098,141   $25,396,519
                               ===========   ============   ========   ===========   ============   ===========

                                       Losses and
                                   settlement expenses       Amortization
                                   incurred related to       of deferred       Paid
                               --------------------------       policy      losses and
Consolidated property-           Current         Prior       acquisition    settlement      Premiums
casualty entities                  Year          Years          costs        expenses       Written(1)
----------------------         ------------   -----------   ------------   ------------   ------------
Year ended December 31, 2001:  $216,752,003   $ 5,166,747   $ 55,687,015   $194,512,990   $290,699,527
                               ============   ===========   ============   ============   ============

Year ended December 31, 2000:  $191,425,036  ($ 1,903,362)  $ 51,288,479   $170,510,652   $237,634,652
                               ============   ===========   ============   ============   ============

Year ended December 31, 1999:  $182,609,687  ($ 5,733,439)  $ 48,056,918   $150,669,762   $214,562,515
                               ============   ===========   ============   ============   ============

(1) Written premiums for 2001 include $13,884,423 of additional premiums from a change in the recording of installment based policies. See note 12 of Notes to Consolidated Financial Statements which is included as Exhibit 13(c) of this Form 10-K.

                  EMC Insurance Group Inc. and Subsidiaries

                            Index to Exhibits


  Exhibit
  number                       Item                        Page number
  ------                       ----                        -----------
   3(b)     By-Laws of the Company.                           44-55

  10(m)     EMCC Option It! Deferred Bonus
            Compensation Plan.                                56-62

  10(n)     EMCC Board of Directors Option It!
            Deferred Compensation Plan.                       63-70

  10(o)     Employers Mutual Casualty Company
            Excess Deferral Plan.                             71-87

  13(a)     Selected Financial Data.                            88

  13(b)     Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations.                                    89-103

  13(c)     Consolidated Financial Statements and
            Supplementary Data.                              104-139

  13(d)     Stockholder Information.                           140

  16        Letter from KPMG LLP to Securities and
            Exchange Commission.                               141

  21        Subsidiaries of the Registrant.                    142

  23(a)     Consent of Ernst & Young LLP with respect to
            Forms S-8 and Form S-3.                            143

  23(b)     Consent of KPMG LLP with respect to
            Forms S-8 and Form S-3.                            144

  24        Power of Attorney.                                 145