Form 10-Q
period 2002-03-31
EMC INSURANCE GROUP INC
filed 2002-05-14
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended MARCH 31, 2002
                                   --------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from __________________to_________________

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
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at May 1, 2002
                  -----                          --------------------------
     Common stock, $1.00 par value                       11,366,948

Total pages 23
            --

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                     March 31,   December 31,
                                                       2002          2001
                                                   ------------  ------------
                                                    (Unaudited)
ASSETS
Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (fair value $29,423,917 and $35,502,755) ... $ 28,018,688  $ 33,572,602
    Securities available-for-sale, at fair value
      (amortized cost $381,494,630 and
      $384,410,393) ..............................  379,380,524   390,214,177
  Equity securities available-for-sale, at fair
    value (cost $38,951,293 and $28,686,321) .....   45,169,083    33,322,767
  Short-term investments, at cost ................   34,702,783    17,724,458
  Fixed maturity securities on loan:
    Securities held-to-maturity, at amortized cost
      (fair value $36,359,990 and $35,962,133) ...   33,450,156    32,505,305
    Securities available-for-sale, at fair value
      (amortized cost $18,744,068 and $27,325,968)   19,363,053    28,436,008
                                                   ------------  ------------
           Total investments .....................  540,084,287   535,775,317

Cash .............................................      356,192       558,073
Indebtedness of related party ....................    2,642,158             -
Accrued investment income ........................    7,224,109     8,659,008
Accounts receivable (net of allowance for
  uncollectible accounts of $0 and $573,502) .....      236,118     1,081,024
Income taxes recoverable .........................            -       100,614
Reinsurance receivables ..........................   12,831,445    14,501,336
Deferred policy acquisition costs ................   22,047,025    21,363,528
Deferred income taxes ............................   19,748,606    18,328,807
Intangible assets, including goodwill, at cost
  less accumulated amortization of $2,616,234
  and $2,616,234 .................................      941,586       941,586
Prepaid reinsurance premiums .....................    2,588,106     2,275,231
Securities lending collateral ....................   57,983,531    66,809,518
Other assets .....................................    2,891,267     1,170,655
                                                   ------------  ------------
           Total assets .......................... $669,574,430  $671,564,697
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                     March 31,   December 31,
                                                       2002         2001
                                                   ------------  ------------
                                                    (Unaudited)
LIABILITIES
Losses and settlement expenses ................... $319,046,690  $314,518,588
Unearned premiums ................................  102,801,858    99,382,176
Other policyholders' funds .......................      796,991       472,952
Surplus notes payable ............................   25,000,000    25,000,000
Indebtedness to related party ....................            -     2,684,418
Income taxes payable .............................      709,971             -
Postretirement benefits ..........................    7,124,447     6,967,484
Securities lending ...............................   57,983,531    66,809,518
Other liabilities ................................   17,684,576    15,271,938
                                                   ------------  ------------
       Total liabilities .........................  531,148,064   531,107,074
                                                   ------------  ------------
STOCKHOLDERS' EQUITY

Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,353,104
  shares in 2002 and 11,329,987 shares in 2001 ...   11,353,104    11,329,987
Additional paid-in capital .......................   66,409,269    66,013,203
Accumulated other comprehensive income ...........    3,069,735     7,507,672
Retained earnings ................................   57,594,258    55,606,761
                                                   ------------  ------------
       Total stockholders' equity ................  138,426,366   140,457,623
                                                   ------------  ------------
       Total liabilities and stockholders' equity  $669,574,430  $671,564,697
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)
                                                        Three months ended
                                                             March 31,
                                                     ------------------------
                                                         2002        2001
                                                     -----------  -----------
REVENUES:
  Premiums earned .................................. $68,509,392  $60,093,881
  Investment income, net ...........................   8,258,711    7,368,195
  Realized investment gains ........................     271,919      587,076
  Other income .....................................     117,112      245,854
                                                     -----------  -----------
                                                      77,157,134   68,295,006
                                                     -----------  -----------
LOSSES AND EXPENSES:
  Losses and settlement expenses ...................  48,551,008   47,294,321
  Dividends to policyholders .......................     969,233      590,339
  Amortization of deferred policy acquisition costs   15,143,993   12,420,179
  Other underwriting expenses ......................   6,433,204    4,960,864
  Interest expense .................................     331,644            -
  Other expenses ...................................     257,729      351,476
                                                     -----------  -----------
                                                      71,686,811   65,617,179
                                                     -----------  -----------
        Income before income tax expense ...........   5,470,323    2,677,827
                                                     -----------  -----------
INCOME TAX EXPENSE (BENEFIT):
  Current ..........................................     810,585      671,861
  Deferred .........................................     969,861      (59,187)
                                                     -----------  -----------
                                                       1,780,446      612,674
                                                     -----------  -----------
        Net income ................................. $ 3,689,877  $ 2,065,153
                                                     ===========  ===========
Net income per common share - basic and diluted .... $       .33  $       .18
                                                     ===========  ===========
Dividends per common share ......................... $       .15  $       .15
                                                     ===========  ===========
Average number of shares outstanding - basic and
  diluted ..........................................  11,341,184   11,298,575
                                                     ===========  ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (Unaudited)
                                                        Three months ended
                                                            March 31,
                                                     ------------------------
                                                         2002        2001
                                                     -----------  -----------
Net income ......................................... $ 3,689,877  $ 2,065,153
                                                     -----------  -----------
OTHER COMPREHENSIVE (LOSS) INCOME:
  Unrealized holding (losses) gains arising during
    the period, before deferred income tax (benefit)
    expense ........................................  (6,555,682)   1,882,869
  Deferred income tax (benefit) expense ............  (2,294,492)     640,175
                                                     -----------  -----------
                                                      (4,261,190)   1,242,694
                                                     -----------  -----------
  Reclassification adjustment for gains included
    in net income, before income tax expense .......    (271,919)    (576,867)
  Income tax expense................................      95,172      196,135
                                                     -----------  -----------
                                                        (176,747)    (380,732)
                                                     -----------  -----------
        Other comprehensive (loss) income ..........  (4,437,937)     861,962
                                                     -----------  -----------
        Total comprehensive (loss) income .......... $  (748,060) $ 2,927,115
                                                     ===========  ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)
                                                      Three months ended
                                                          March 31,
                                                  ------------  ------------
                                                      2002          2001
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................... $  3,689,877  $  2,065,153

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Losses and settlement expenses ............    4,528,102     3,676,568
      Unearned premiums .........................    3,419,682     2,269,000
      Other policyholders' funds ................      324,039       109,655
      Deferred policy acquisition costs .........     (683,497)   (2,756,396)
      Indebtedness to related party .............   (5,326,576)    3,889,429
      Accrued investment income .................    1,434,899     1,133,505
      Accrued income taxes:
        Current .................................      810,585       735,911
        Deferred ................................      969,861       (70,234)
      Realized investment gains .................     (271,919)     (587,076)
      Postretirement benefits ...................      156,963       307,136
      Reinsurance receivables ...................    1,669,891       492,203
      Prepaid reinsurance premiums ..............     (312,875)     (698,721)
      Amortization of deferred income ...........            -       (15,155)
      Other, net ................................    1,370,259       385,195
                                                  ------------  ------------
                                                     8,089,414     8,871,020
                                                  ------------  ------------
         Net cash provided by
              operating activities .............. $ 11,779,291  $ 10,936,173
                                                  ------------  ------------

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)
                                                      Three months ended
                                                          March 31,
                                                  --------------------------
                                                      2002          2001
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of fixed maturity securities
    held-to-maturity ............................ $  4,616,690  $ 18,478,565
  Purchases of fixed maturity securities
    available-for-sale ..........................  (76,005,481)  (21,072,400)
  Disposals of fixed maturity securities
    available-for-sale ..........................   87,760,042     8,078,537
  Purchases of equity securities
    available-for-sale ..........................  (15,192,597)   (7,601,123)
  Disposals of equity securities
    available-for-sale ..........................    5,101,696     7,489,073
  Net purchases of short-term investments .......  (16,978,325)  (13,920,177)
                                                  ------------  ------------
      Net cash used in investing activities .....  (10,697,975)   (8,547,525)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................      419,183       147,183
  Dividends paid to stockholders ................   (1,702,380)   (1,694,951)
                                                  ------------  ------------
      Net cash used in financing activities .....   (1,283,197)   (1,547,768)
                                                  ------------  ------------
NET (DECREASE) INCREASE IN CASH .................     (201,881)      840,880
Cash at beginning of year .......................      558,073       490,226
                                                  ------------  ------------
Cash at end of quarter .......................... $    356,192  $  1,331,106
                                                  ============  ============
Income taxes recovered .......................... $          -  $   (754,745)
Interest paid (received) ........................ $     19,232  $    (91,529)


See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

                                March 31, 2002


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

     In reading these financial statements, reference should be made to the Company's 2001 Form 10-K or the 2001 Annual Report to Shareholders for more detailed footnote information.

2.  INSTALLMENT BASIS PREMIUMS

     Effective January 1, 2001, the Company began recording the full-term premium amount due on policies that are billed on an installment basis. Previously, such amounts were recorded as each installment became due. As a result, on January 1, 2001 written premiums and unearned premiums increased $13,884,423, assets increased $11,880,803 and the Company incurred $1,706,181 of commission expense and $297,439 of premium tax expense. These expenses were offset by a $3,054,573 increase in deferred policy acquisition costs, resulting in $1,050,953 of non-recurring income that was amortized into operations on a quarterly basis.

3.  SEGMENT INFORMATION

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

                          Property
Three months ended      and casualty                   Parent
  March 31, 2002         insurance    Reinsurance     company    Consolidated
------------------     ------------  ------------  ------------  ------------
Premiums earned ...... $ 52,443,570  $ 16,065,822                $ 68,509,392

Underwriting loss ....   (1,190,002)   (1,398,044)                 (2,588,046)
Net investment income     6,007,617     2,219,379  $     31,715     8,258,711
Realized gains .......      248,960        22,959             -       271,919
Other income .........      117,112             -             -       117,112
Interest expense .....     (331,644)            -             -      (331,644)
Other expense ........     (151,228)            -      (106,501)     (257,729)
                       ------------  ------------  ------------  ------------
Income (loss) before
  income tax expense
  (benefit) .......... $  4,700,815  $    844,294  $    (74,786) $  5,470,323
                       ============  ============  ============  ============

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                                March 31, 2002

                          Property
Three months ended      and casualty                   Parent
  March 31, 2001         insurance    Reinsurance     company    Consolidated
------------------     ------------  ------------  ------------  ------------
Premiums earned ...... $ 48,411,021  $ 11,682,860                $ 60,093,881

Underwriting loss ....   (3,347,379)   (1,824,443)                 (5,171,822)
Net investment income     5,315,753     1,998,019  $     54,423     7,368,195
Realized gains
  (losses) ...........      597,180       (10,104)            -       587,076
Other income .........      230,699        15,155             -       245,854
Other expense ........     (203,183)            -      (148,293)     (351,476)
                       ------------  ------------  ------------  ------------
Income (loss) before
  income tax expense
  (benefit) .......... $  2,593,070  $    178,627  $    (93,870) $  2,677,827
                       ============  ============  ============  ============
4.  INCOME TAXES

     The actual income tax expense for the three months ended March 31, 2002 and 2001 differed from the "expected" tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent for 2002 and 34 percent for 2001 to income before income tax expense) as follows:

                                                        Three months ended
                                                             March 31,
                                                     ------------------------
                                                         2002         2001
                                                     -----------  -----------
Computed "expected" tax expense ...................  $ 1,914 613  $   910,873

Increases (decreases) in tax resulting from:
    Tax-exempt interest income ....................     (364,454)    (374,834)
    Proration of tax-exempt interest and dividends
      received deduction ..........................       41,140       41,885
    Other, net ....................................      189,147       34,750
                                                     -----------  -----------
        Income tax expense ........................  $ 1,780,446  $   612,674
                                                     ===========  ===========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                                March 31, 2002

5.  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 addresses accounting for intangible assets, eliminates the amortization of goodwill and provides specific steps for testing the impairment of goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. Other than the requirement to eliminate the amortization of the Company's carried goodwill, adoption of these statements did not have an impact on the operating results of the Company.

     Goodwill amortization expense amounted to approximately $34,000 for the three months ended March 31, 2001 and $135,000 for the twelve months ended December 31, 2001. On an after tax basis, these amounts totaled approximately $22,000 and $87,000, respectively. Due to the immaterial amounts involved, the Company has not presented prior year net income or earnings per share information that has been adjusted to exclude this expense.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------
                                 (Unaudited)

OVERVIEW

     EMC Insurance Group Inc., a 79.5 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing 76.5 percent of consolidated premiums earned. For purposes of this discussion, the term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate, are referred to as the "EMC Insurance Companies."

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

     The reinsurance subsidiary pays an annual override commission to Employers Mutual in connection with the $1,500,000 cap on losses assumed per event. The override commission rate is charged at 4.50 percent of written premiums. The reinsurance subsidiary also pays for 100 percent of the outside reinsurance protection Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business, excluding reinstatement premiums. This cost is recorded as a reduction to the premiums received by the reinsurance subsidiary.

     The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. The information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.


CONSOLIDATED RESULTS OF OPERATIONS

     Operating results for the three months ended March 31, 2002 and 2001 are as follows:

($ in thousands)                             2002        2001
                                           --------    --------
Premiums earned .......................... $ 68,509    $ 60,094
Losses and settlement expenses ...........   48,551      47,294
Acquisition and other expenses ...........   22,547      17,971
                                           --------    --------
Underwriting loss ........................   (2,589)     (5,171)
Net investment income ....................    8,259       7,368
Interest expense .........................     (332)          -
Other expense ............................     (140)       (106)
                                           --------    --------
Operating income before income tax expense    5,198       2,091
Realized investment gains ................      272         587
                                           --------    --------
Income before income tax expense .........    5,470       2,678
Income tax expense .......................    1,780         613
                                           --------    --------
Net income ............................... $  3,690    $  2,065
                                           ========    ========
Incurred losses and settlement expenses:
  Insured events of the current year ..... $ 49,702    $ 46,567
  (Decrease) increase in provision for
    insured events of prior years ........   (1,151)        727
                                           --------    --------
      Total losses and settlement expenses $ 48,551    $ 47,294
                                           ========    ========
Catastrophe and storm losses ............. $    883    $    871
                                           ========    ========

     Operating results before income taxes improved for the first three months of 2002 compared to the same period in 2001. This improvement is primarily attributable to an increase in overall premium rate adequacy in the property and casualty insurance segment and a decline in the amount of adverse development experienced in the reinsurance segment. The increase in overall premium rate adequacy in the property and casualty insurance segment is primarily the result of rate increases that were implemented during the last two years; however, tighter underwriting standards also contributed to the improvement.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

     Premium rate increases continued to grow progressively larger during the first quarter of 2002 and this trend is expected to continue through the remainder of the year. Based on current projections, management believes that premium rates could approach adequate levels in most lines of business for the first time in nearly a decade by year-end. The improvement that has been achieved in premium rate adequacy over the last three years will have a positive impact on future operating results, but the unpredictable nature of catastrophe and storm losses will remain. In the meantime, management continues to work toward underwriting profitability through ongoing initiatives for existing accounts and agencies, which include the careful evaluation and selection of business with a reasonable expectation of profitability. New business is generally being limited to that which fits within the Company's core competencies and that can be priced adequately.

     Effective January 1, 2001, the Company began recording the full-term written premium and related commission expense at the inception of insurance policies that are billed on an installment basis. Previously, such amounts were recorded as each installment became due. As a result, written premiums and unearned premiums increased $13,884,000, invested assets increased $11,881,000 and the Company incurred $1,706,000 of commission expense and $297,000 of premium tax expense. These expenses were offset by a $3,054,000 increase in deferred policy acquisition costs, resulting in $1,051,000 of non-recurring income that was amortized into operations on a quarterly basis during 2001.

     Premiums earned increased 14.0 percent for the three months ended March 31, 2002 from the same period in 2001, primarily due to implemented rate increases. Despite rising premium rates, retention levels have remained fairly constant, evidence of the movement of the insurance industry towards more adequate rate levels. The Company continues to be selective in the insurance risks that it accepts and has been able to price both the new and renewal business at more adequate levels.

     Losses and settlement expenses increased 2.7 percent for the three months ended March 31, 2002 from the same period in 2001. This increase, which is significantly less than the increase in premium income for this time period, is primarily attributed to the increased exposure base in the reinsurance segment. Losses and settlement expenses for the first quarter of 2002 benefited from the downward development of prior years' reserves while catastrophe and storm losses remained constant with the first quarter of 2001.

     Acquisition and other expenses increased 25.5 percent for the three months ended March 31, 2002 from the same period in 2001. This increase is primarily attributed to an increase in both commission and contingent commission expense, which reflects the growth in premium volume during the first three months of 2002 as well as improved underwriting results. Acquisition and other expenses were also impacted by an increase in the expense for policyholder dividends and higher employee medical insurance costs. Included in the acquisition and other expenses amount for the first quarter of 2001 is approximately $34,000 of goodwill amortization expense. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which became effective January 1, 2002, the Company's carried goodwill is no longer subject to amortization and must instead be tested for impairment on a periodic basis.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

     Net investment income increased 12.1 percent for the three months ended March 31, 2002 from the same period in 2001. This increase is primarily attributable to a higher average invested balance in fixed maturity securities, which primarily resulted from the issuance of $25,000,000 of surplus notes in December 2001. During 2001, the Company experienced a significant amount of call activity on its portfolio of fixed maturity securities due to the large decline in interest rates. Proceeds from this call activity, and from maturing securities, were reinvested at lower current interest rates, which had a negative impact on investment income.

     The Company incurred $332,000 of interest expense during the first quarter of 2002 on the surplus notes issued by three of the property and casualty insurance subsidiaries in December of 2001. This interest expense did not have a material impact on first quarter operating results as the proceeds of the surplus notes were invested and earned a similar amount of interest income.

     Income tax expense increased substantially for the three months ended March 31, 2002 from the same period in 2001. This increase is primarily attributable to the improvement in pre-tax income for the first three months of 2002.

     The Company expects to issue approximately $15,000,000 of additional surplus notes to Employers Mutual through its reinsurance subsidiary during the second quarter of 2002. These surplus notes would be issued in response to capital adequacy concerns raised by certain rating agencies. The amount of insurance that a property and casualty insurance company writes under industry standards is commonly expressed as a multiple of its surplus calculated in accordance with statutory accounting practices. Generally, a ratio of 3 to 1 is considered satisfactory. The surplus position of the reinsurance subsidiary has declined over the last three years due to substandard operating results and the payment of dividends to the parent company. A preliminary analysis of the 2002 operating results indicates that the writings to surplus ratio of the reinsurance subsidiary might approach the 3 to 1 level at December 31, 2002 if surplus notes are not issued. The issuance of these surplus notes will not have a material impact on the Company's operating results as the interest income earned on the funds will approximate the interest expense incurred on the notes. It should be noted that surplus notes are considered to be a component of surplus for statutory reporting purposes due to the fact that the notes have no maturity date and all payments of interest and principal must be approved in advance by the insurance commissioner of the state of domicile of the issuing insurance company; however, under generally accepted accounting principals, surplus notes are considered to be debt and are reported as a liability in the Company's financial statements.

     The Company owns $5,750,000 of WorldCom bonds, which were rated investment grade at March 31, 2002. Prior to the filing of this quarterly report, both Moody's Investors Service and Standard & Poor's Corp. downgraded these bonds to junk status. The Company will continue to monitor the status of these bonds and may be required to write these bonds down to net realizable value, and recognize a realized loss, if it is determined that the decline in market value is "other than temporary".

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

SEGMENT RESULTS

Property and Casualty Insurance

     Operating results for the three months ended March 31, 2002 and 2001 are as follows:

($ in thousands)                             2002        2001
                                           --------    --------
Premiums earned .......................... $ 52,443    $ 48,411
Losses and settlement expenses ...........   36,219      37,122
Acquisition and other expenses ...........   17,415      14,636
                                           --------    --------
Underwriting loss ........................   (1,191)     (3,347)
Net investment income ....................    6,008       5,316
Interest expense .........................     (332)          -
Other (expense) income ...................      (33)         27
                                           --------    --------
Operating income before income taxes ..... $  4,452    $  1,996
                                           ========    ========
Incurred losses and settlement expenses:
  Insured events of the current year ..... $ 38,703    $ 39,630
  Decrease in provision for insured
    events of prior years ................   (2,484)     (2,508)
                                           --------    --------
      Total losses and settlement expenses $ 36,219    $ 37,122
                                           ========    ========
Catastrophe and storm losses ............. $    659    $    817
                                           ========    ========

     Premiums earned increased 8.3 percent for the three months ended March 31, 2002 from the same period in 2001, primarily due to rate increases that were implemented during the last two years. Premium rate increases continued to grow progressively larger during the first quarter of 2002 and this trend is expected to continue through the remainder of the year. Based on current projections, management anticipates that premium rates could approach adequate levels in most lines of business by year-end. It should be noted, however, that it takes a considerable amount of time for implemented rate increases to have a noticeable impact on underwriting results due to the timing of policy renewals and the fact that premiums are earned ratably over the life of the policy.

     Losses and settlement expenses decreased 2.4 percent for the three months ended March 31, 2002 from the same period in 2001. Factors contributing to this improvement include tighter underwriting standards, a decline in large losses and mild winter weather conditions. Loss frequency declined during the first three months of 2002, continuing a trend that began in 2000, but the impact on operating results was partially offset by an increase in loss severity.

     Acquisition and other expenses increased 19.0 percent for the three months ended March 31, 2002 from the same period in 2001. This increase is primarily related to the growth in premium income noted above, but also reflects an increase in policyholder dividends, an increase in commission expense associated with the discontinuation of an assigned risk program during 2001 that produced commission income and higher employee medical insurance costs.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

     Underwriting results for the property and casualty insurance segment improved for the first quarter of 2002, reflecting an increase in overall premium rate adequacy resulting from the rate increases that were implemented during the last two years and tighter underwriting standards. Premium rate increases continued to grow progressively larger during the first quarter of 2002 and this trend is expected to continue through the remainder of the year. The improvement that has been achieved in premium rate adequacy will have a positive impact on future operating results, but the unpredictable nature of catastrophe and storm losses will remain. Meanwhile, ongoing initiatives for existing accounts and agencies include the careful evaluation and selection of business with a reasonable expectation of profitability. New business is generally being limited to that which fits within our core competencies and can be priced adequately.


Reinsurance

     Operating results for the three months ended March 31, 2002 and 2001 are as follows:

($ in thousands)                               2002       2001
                                             --------   --------
Premiums earned ............................ $ 16,066   $ 11,683
Losses and settlement expenses .............   12,332     10,172
Acquisition and other expenses .............    5,132      3,335
                                             --------   --------
Underwriting loss ..........................   (1,398)    (1,824)
Net investment income ......................    2,219      1,998
Other income ...............................        -         15
                                             --------   --------
Operating income before income taxes ....... $    821   $    189
                                             ========   ========
Incurred losses and settlement expenses:
  Insured events of the current year ....... $ 10,999   $  6,937
  Increase in provision for insured
    events of prior years ..................    1,333      3,235
                                             --------   --------
      Total losses and settlement expenses   $ 12,332   $ 10,172
                                             ========   ========
Catastrophe losses ......................... $    224   $     54
                                             ========   ========

     Premium income increased 37.5 percent for the three months ended March 31, 2002 from the same period in 2001. This large increase is attributed to rate increases implemented during the January 2002 renewal season, increased participation in a reinsurance pool and growth in a marine syndicate account. Sizable rate increases were placed on excess of loss contracts during the January 2002 renewal season and both excess of loss and pro-rata contracts have benefited from industry-wide rate increases being implemented at the primary company level. These rate increases have been realized in conjunction with a moderate decline in the related exposure base due to increased retention levels on many contracts and coverage exclusions for terrorist activities on most contracts. Premium income for the first quarter of 2002 reflects a reduction of approximately $550,000 in the estimated amount of assumed reinstatement premiums associated with the World Trade Center catastrophe.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

     Losses and settlement expenses increased 21.2 percent for the three months ended March 31, 2002 from the same period in 2001, primarily due to the increase in the exposure base on the reinsurance pool and the marine syndicate account noted above. Adverse development on prior years' reserves declined in the first quarter of 2002 from the same period in 2001, but continued to have a significant impact on operating results. The majority of the adverse development reported for both 2002 and 2001 has come from a reinsurance pool that the reinsurance subsidiary participates in. The development for 2002 is attributed to several contracts while the development for 2001 was primarily caused by construction defect claims.

     Acquisition and other expenses increased 53.9 percent for the three months ended March 31, 2002 as compared to the same period in 2001. This increase is primarily due to an increase in both commission and contingent commission expense. The increase in commission expense is attributed to the growth in premium volume during the first three months of 2002 and includes approximately $379,000 of commission expense incurred in connection with the increased participation in the reinsurance pool noted previously. The increase in contingent commission expense is associated with good loss experience on certain reinsurance contracts.

     The improvement in the underwriting results of the reinsurance segment in the first quarter of 2002 is primarily attributed to a substantial decline in the amount of adverse development experienced on prior years' reserves. Although the reinsurance subsidiary was able to implement significant rate increases during the first quarter of 2002, the methodology utilized to establish loss and settlement expense reserves reduced the impact of these rate increases on first quarter underwriting results. For a significant portion of the reinsurance book of business, loss and settlement expense reserves for the latest policy year are established by a formula-based process that produces a break-even result. This procedure is utilized until sufficient data is available to more formally project anticipated losses and settlement expenses. Reported reinsurance results are analyzed throughout the year and modifications are made to the formula-based reserves when appropriate. It is anticipated that the rate increases implemented during 2002 will mitigate the need to establish loss and settlement reserves in excess of the formula-based amounts, as has been required during the last several years. Such adjustments to the formula-based reserves totaled $500,000 in the first quarter of 2001 and $6,400,000 for the year ended December 31, 2001. In addition to pricing its reinsurance premiums at more adequate rates, Employers Mutual continues to work toward improving profitability on the assumed book of business by accepting larger shares of coverage on desirable programs, utilizing relationships with reinsurance intermediaries and monitoring exposures.


Parent Company

     The parent company reported an operating loss before income taxes of $75,000 for the three months ended March 31, 2002 compared to an operating loss of $94,000 for the same period in 2001. The improvement in the 2002 operating results is primarily the result of lower operating expenses, but this improvement was partially offset by a decline in investment income.

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

     The Company considers itself to be a long-term investor and generally purchases fixed maturity investments with the intent to hold them to maturity. Despite this intent, the Company has historically classified a portion of its fixed maturity investments as available-for-sale securities to provide flexibility in the management of the portfolio. Since the third quarter of 1999, all newly acquired fixed maturity investments have been classified as available-for-sale securities to provide increased management flexibility.
The Company had an unrealized holding loss on fixed maturity securities available-for-sale of $972,000 at March 31, 2002 compared to an unrealized holding gain of $4,494,000 at December 31, 2001. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant.

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

     The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt and investment purchases.

     The Company generated positive cash flows from operations of $11,779,291 during the first quarter of 2002 compared to $10,936,173 for the same period of 2001.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

     Employers Mutual reinvested 25 percent of its dividends in additional shares of the Company's common stock during the first quarter of 2002. Prior to 2002, Employers Mutual was reinvesting 100 percent of its dividends in additional shares of the Company's common stock. As a result of this dividend reinvestment activity, the Company expects to become an 80 percent owned subsidiary of Employers Mutual within the next 12 to 18 months. At that time the Company will begin filing a consolidated tax return with Employers Mutual and its subsidiaries.


NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 addresses accounting for intangible assets, eliminates the amortization of goodwill and provides specific steps for testing the impairment of goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, the amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. Other than the requirement to eliminate the future amortization of the Company's carried goodwill, which has amounted to $135,000 per year, adoption of these statements did not have an impact on the operating results of the Company.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Adoption of this statement did not have any effect on the operating results of the Company.


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides issuers the opportunity to make cautionary statements regarding forward-looking statements. Accordingly, any forward-looking statement contained in this report is based on management's current expectations and actual results of the Company may differ materially from such expectations. The risks and uncertainties that may affect the actual results of the Company include but are not limited to the following: catastrophic events and the occurrence of significant severe weather conditions; state and federal legislation and regulations; changes in the demand for, pricing of, or supply of insurance or reinsurance; changes in interest rates and the performance of financial markets; the adequacy of loss and settlement expense reserves, including asbestos and environmental claims; terrorist activities and federal solutions to make available insurance coverage for acts of terrorism; timely collection of amounts due under ceded reinsurance contracts; rating agency actions; and other risks and uncertainties inherent in the Company's business.

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

     Interest rate risk includes the price sensitivity of a fixed maturity security to changes in interest rates and the affect on future earnings from short-term investments and maturing long-term investments, given a change in interest rates. The following analysis illustrates the sensitivity of the Company's financial instruments to selected changes in market rates and prices. A hypothetical one percent increase in interest rates as of March 31, 2002 would result in a corresponding pre-tax decrease in the fair value of the fixed maturity portfolios of approximately $28,566,000 or 5.7 percent. In addition, a hypothetical one percent decrease in interest rates at March 31, 2002 would result in a corresponding decrease in pre-tax income over the next twelve months of approximately $888,012, assuming the current maturity and prepayment patterns. The Company monitors interest rate risk through the analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter term instruments given the results of interest rate simulations and judgments of cash flow needs. The effective duration of the fixed maturity portfolio at March 31, 2002 was 5.48 years.

     The valuation of the Company's marketable equity portfolios is subject to equity price risk. In general, equities have more year-to-year price variability than bonds. However, returns from equity securities over longer time frames have been consistently higher. The Company invests in a diversified portfolio of readily marketable equity securities. A hypothetical 10 percent decrease in the S&P 500 as of March 31, 2002 would result in a corresponding pre-tax decrease in the fair value of the Company's equity portfolio of approximately $3,849,733.

     The Company invests in high quality fixed maturity securities, thus minimizing credit quality risk. At March 31, 2002 the portfolio of long-term fixed maturity securities consists of 8.4 percent U.S. Treasury, 9.4 percent government agency, 5.8 percent mortgage-backed, 15.9 percent municipal, and
60.5 percent corporate securities. At December 31, 2001 the portfolio of long-term fixed maturity securities consisted of 8.3 percent U.S. Treasury,
7.3 percent government agency, 6.8 percent mortgage-backed, 15.7 percent municipal, and 61.9 percent corporate securities.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

-------  ---------------------------------------------------------------------
                                 (Unaudited)

     Prepayment risk refers to the changes in prepayment patterns that can either shorten or lengthen the expected timing of the principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within the portfolio of mortgage-backed securities. The prepayment risk analysis is monitored regularly through the analysis of interest rate simulations. At March 31, 2002 the effective duration of the mortgage-backed securities is 2.8 years with an average life and current yield of 5.6 years and 7.3 percent, respectively. At December 31, 2001 the effective duration of the mortgage-backed securities was 2.6 years with an average life and current yield of 4.6 years and 7.3 percent, respectively.

                 EMC INSURANCE GROUP INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION
--------  -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------
    (a)  None.

    (b) No Form 8-K was filed by the registrant during the quarter ended March 31, 2002.

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

Date:  May 14, 2002