Form 10-Q
period 2002-06-30
EMC INSURANCE GROUP INC
filed 2002-08-14
CIK 356130

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended JUNE 30, 2002
                                   -------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ________________ to  _______________

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
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                    ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at July 31, 2002
                  -----                      ----------------------------
     Common stock, $1.00 par value                     11,389,734


Total pages    27
             -----

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS



                                                     June 30,    December 31,
                                                       2002          2001
                                                   ------------  ------------
                                                    (Unaudited)
ASSETS
Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (fair value $29,166,513 and $35,502,755) ... $ 27,165,985  $ 33,572,602
    Securities available-for-sale, at fair value
      (amortized cost $387,761,595 and
      $384,410,393) ..............................  397,356,547   390,214,177
  Fixed maturity securities on loan:
    Securities held-to-maturity, at amortized cost
      (fair value $37,056,801 and $35,962,133) ...   33,453,528    32,505,305
    Securities available-for-sale, at fair value
      (amortized cost $23,922,880 and $27,325,968)   24,489,880    28,436,008
  Equity securities available-for-sale, at fair
    value (cost $38,601,739 and $28,686,321) .....   40,301,948    33,322,767
  Other long-term investments, at fair value .....    2,200,229             -
  Short-term investments, at cost ................   31,488,569    17,724,458
                                                   ------------  ------------
           Total investments .....................  556,456,686   535,775,317

Cash .............................................      112,552       558,073
Indebtedness of related party ....................    6,833,387             -
Accrued investment income ........................    9,061,224     8,659,008
Accounts receivable (net of allowance for
  uncollectible accounts of $0 and $573,502) .....      982,327     1,081,024
Income taxes recoverable .........................            -       100,614
Reinsurance receivables ..........................   11,430,840    14,501,336
Deferred policy acquisition costs ................   23,514,675    21,363,528
Deferred income taxes ............................   19,013,189    18,328,807
Goodwill, at cost less accumulated amortization
  of $2,616,234 and $2,616,234 ...................      941,586       941,586
Prepaid reinsurance premiums .....................    3,108,326     2,275,231
Securities lending collateral ....................   63,691,867    66,809,518
Other assets .....................................    2,028,444     1,170,655
                                                   ------------  ------------
           Total assets .......................... $697,175,103  $671,564,697
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS



                                                     June 30,    December 31,
                                                       2002          2001
                                                   ------------  ------------
                                                    (Unaudited)
LIABILITIES
Losses and settlement expenses ................... $320,706,875  $314,518,588
Unearned premiums ................................  109,993,212    99,382,176
Other policyholders' funds .......................    1,086,608       472,952
Surplus notes payable (note 5) ...................   36,000,000    25,000,000
Indebtedness to related party ....................            -     2,684,418
Income taxes payable .............................      456,983             -
Postretirement benefits ..........................    7,281,409     6,967,484
Securities lending ...............................   63,691,867    66,809,518
Other liabilities ................................   12,898,544    15,271,938
                                                   ------------  ------------
       Total liabilities .........................  552,115,498   531,107,074
                                                   ------------  ------------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,389,529
  shares in 2002 and 11,329,987 shares in 2001 ...   11,389,529    11,329,987
Additional paid-in capital .......................   67,128,602    66,013,203
Accumulated other comprehensive income ...........    7,710,404     7,507,672
Retained earnings ................................   58,831,070    55,606,761
                                                   ------------  ------------
       Total stockholders' equity ................  145,059,605   140,457,623
                                                   ------------  ------------
       Total liabilities and stockholders' equity  $697,175,103  $671,564,697
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)

                               Three months ended        Six months ended
                                    June 30,                 June 30,
                            ----------------------- -------------------------
                                2002        2001        2002         2001
                            ----------- ----------- ------------ ------------
REVENUES:
  Premiums earned ..........$73,348,688 $63,315,356 $141,858,080 $123,409,237
  Investment income, net ...  8,346,315   7,781,702   16,605,026   15,149,897
  Realized investment
    (losses) gains ......... (3,372,379)     14,662   (3,100,460)     601,738
  Other income .............    260,163     196,102      377,275      441,956
                            ----------- ----------- ------------ ------------
                             78,582,787  71,307,822  155,739,921  139,602,828
                            ----------- ----------- ------------ ------------
LOSSES AND EXPENSES:
  Losses and settlement
    expenses ............... 51,215,844  57,712,397   99,766,852  105,006,718
  Dividends to policyholders    783,385      (1,591)   1,752,618      588,748
  Amortization of deferred
    policy acquisition costs 16,345,669  13,511,682   31,489,662   25,931,861
  Other underwriting
    expenses ...............  6,073,752   4,714,365   12,506,956    9,675,229
  Interest expense .........    340,075           -      671,719            -
  Other expenses ...........    305,759     396,731      563,488      748,207
                            ----------- ----------- ------------ ------------
                             75,064,484  76,333,584  146,751,295  141,950,763
                            ----------- ----------- ------------ ------------
    Income (loss) before
      income tax expense
      (benefit) ............  3,518,303  (5,025,762)   8,988,626   (2,347,935)
                            ----------- ----------- ------------ ------------
INCOME TAX EXPENSE
  (BENEFIT):
    Current ................  2,337,022    (805,909)   3,147,607     (134,048)
    Deferred ............... (1,763,405) (1,373,988)    (793,544)  (1,433,175)
                            ----------- ----------- ------------ ------------
                                573,617  (2,179,897)   2,354,063   (1,567,223)
                            ----------- ----------- ------------ ------------
        Net income (loss) ..$ 2,944,686 $(2,845,865)$  6,634,563 $   (780,712)
                            =========== =========== ============ ============

Net income (loss) per common
  share - basic and diluted $       .26 $      (.25)$        .58 $       (.07)
                            =========== =========== ============ ============

Dividends per common share  $       .15 $       .15 $        .30 $        .30
                            =========== =========== ============ ============

Average number of common
  shares outstanding - basic
  and diluted .............. 11,374,729  11,309,536   11,357,957   11,304,055
                            =========== =========== ============ ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                               Three months ended        Six months ended
                                    June 30,                 June 30,
                             ----------------------- -----------------------
                                 2002        2001        2002       2001
                             ----------- ----------- ----------- -----------

Net income (loss) .......... $ 2,944,686 $(2,845,865)$ 6,634,563 $  (780,712)
                             ----------- ----------- ----------- -----------
OTHER COMPREHENSIVE INCOME:
  Unrealized holding
    gains (losses) arising
    during the period,
    before deferred income
    tax expense (benefit) ..   3,776,003  (1,215,512) (2,779,679)    667,357
  Deferred income tax
    expense (benefit) ......   1,321,601    (413,271)   (972,891)    226,904
                             ----------- ----------- ----------- -----------
                               2,454,402    (802,241) (1,806,788)    440,453
                             ----------- ----------- ----------- -----------
  Reclassification
    adjustment for losses
    (gains) included in net
    income (loss), before
    income tax (benefit)
    expense ................   3,363,489     (14,662)  3,091,570    (591,529)
  Income tax (benefit)
    expense ................  (1,177,222)      4,985  (1,082,050)    201,120
                             ----------- ----------- ----------- -----------
                               2,186,267      (9,677)  2,009,520    (390,409)
                             ----------- ----------- ----------- -----------
        Other comprehensive
          income (loss) ....   4,640,669    (811,918)    202,732      50,044
                             ----------- ----------- ----------- -----------
        Total comprehensive
          income (loss) .... $ 7,585,355 $(3,657,783)$ 6,837,295 $  (730,668)
                             =========== =========== =========== ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                       Six months ended
                                                           June 30,
                                                  --------------------------
                                                      2002          2001
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ............................. $  6,634,563  $   (780,712)
                                                  ------------  ------------
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Losses and settlement expenses ............    6,188,287    12,350,535
      Unearned premiums .........................   10,611,036    11,160,324
      Other policyholders' funds ................      613,656      (363,036)
      Deferred policy acquisition costs .........   (2,151,147)   (4,315,999)
      Indebtedness of related party .............   (9,517,805)    3,578,784
      Accrued investment income .................     (402,216)     (659,383)
      Accrued income taxes:
        Current .................................      557,597      (325,913)
        Deferred ................................     (793,544)   (1,433,175)
      Realized investment losses (gains) ........    3,100,460      (601,738)
      Postretirement benefits ...................      313,925       561,242
      Reinsurance receivables ...................    3,070,496      (917,863)
      Prepaid reinsurance premiums ..............     (833,095)   (1,691,584)
      Amortization of deferred income ...........            -       (28,360)
      Other, net ................................   (3,359,982)    2,959,840
                                                  ------------  ------------
                                                     7,397,668    20,273,674
      Cash provided by the property and casualty
        insurance subsidiaries' change in
        recording the full-term premium amount
        on policies billed on an installment
        basis (note 2) ..........................            -    11,880,803
                                                  ------------  ------------
          Net cash provided by
            operating activities ................ $ 14,032,231  $ 31,373,765
                                                  ============  ============

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                  (Unaudited)

                                                       Six months ended
                                                           June 30,
                                                  --------------------------
                                                      2002          2001
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of fixed maturity securities
    held-to-maturity ............................ $  5,474,136  $ 22,463,927
  Purchases of fixed maturity securities
    available-for-sale .......................... (114,264,640)  (58,685,145)
  Disposals of fixed maturity securities
    available-for-sale ..........................  111,323,992    14,220,276
  Purchases of equity securities
    available-for-sale ..........................  (25,850,242)  (14,036,612)
  Disposals of equity securities
    available-for-sale ..........................   16,038,657    14,339,309
  Purchase of other long-term investments .......   (2,644,445)            -
  Disposals of other long-term investments ......      444,216             -
  Net purchases of short-term investments .......  (13,764,113)   (5,262,276)
                                                  ------------  ------------
    Net cash used in investing activities .......  (23,242,439)  (26,960,521)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................    1,174,941       234,178
  Dividends paid to stockholders ................   (3,410,254)   (3,391,380)
  Issuance of surplus note (note 5) .............   11,000,000             -
                                                  ------------  ------------
      Net cash provided (used) in financing
        activities ..............................    8,764,687    (3,157,202)
                                                  ------------  ------------
NET (DECREASE) INCREASE IN CASH .................     (445,521)    1,256,042
Cash at beginning of year .......................      558,073       490,226
                                                  ------------  ------------
Cash at end of quarter .......................... $    112,552  $  1,746,268
                                                  ============  ============
Income taxes paid ............................... $  2,590,010  $    191,988
Interest paid (received) ........................ $     19,232  $    (88,519)


See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

                                June 30, 2002

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

                         Property
Three months ended     and casualty                   Parent
  June 30, 2002         insurance     Reinsurance     company    Consolidated
---------------        ------------  ------------  ------------  ------------
Premiums earned ...... $ 55,367,753  $ 17,980,935                $ 73,348,688

Underwriting loss ....     (607,379)     (462,583)                 (1,069,962)
Net investment income     6,027,417     2,279,541  $     39,357     8,346,315
Realized investment
  (losses) gains .....   (2,305,356)   (1,072,336)        5,313    (3,372,379)
Other income .........      260,163             -             -       260,163
Interest expense .....     (335,328)       (4,747)            -      (340,075)
Other expense ........     (179,429)            -      (126,330)     (305,759)
                       ------------  ------------  ------------  ------------
Income (loss) before
  income tax expense
  (benefit) .......... $  2,860,088  $    739,875  $    (81,660) $  3,518,303
                       ============  ============  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                                June 30, 2002

                         Property
Three months ended     and casualty                   Parent
  June 30, 2001          insurance    Reinsurance     company    Consolidated
---------------        ------------  ------------  ------------  ------------
Premiums earned ...... $ 50,409,654  $ 12,905,702                $ 63,315,356

Underwriting loss ....  (10,500,231)   (2,121,266)                (12,621,497)
Net investment income     5,628,345     2,098,200  $     55,157     7,781,702
Realized investment
  gains (losses) .....       14,663            (1)            -        14,662
Other income .........      182,897        13,205             -       196,102
Other expense ........     (233,183)            -      (163,548)     (396,731)
                       ------------  ------------  ------------  ------------
Loss before income
  tax benefit ........ $ (4,907,509) $     (9,862) $   (108,391) $ (5,025,762)
                       ============  ============  ============  ============

                         Property
Six months ended       and casualty                   Parent
  June 30, 2002          insurance    Reinsurance     company    Consolidated
---------------        ------------  ------------  ------------  ------------
Premiums earned ...... $107,811,323  $ 34,046,757                $141,858,080

Underwriting loss ....   (1,797,381)   (1,860,627)                 (3,658,008)
Net investment income    12,035,034     4,498,920  $     71,072    16,605,026
Realized investment
  (losses) gains .....   (2,056,396)   (1,049,377)        5,313    (3,100,460)
Other income .........      377,275             -             -       377,275
Interest expense .....     (666,972)       (4,747)            -      (671,719)
Other expense ........     (330,657)            -      (232,831)     (563,488)
                       ------------  ------------  ------------  ------------
Income (loss) before
  income tax expense
  (benefit) .......... $  7,560,903  $  1,584,169  $   (156,446) $  8,988,626
                       ============  ============  ============  ============

                         Property
Six months ended       and casualty                   Parent
  June 30, 2001          insurance    Reinsurance     company    Consolidated
---------------        ------------  ------------  ------------  ------------
Premiums earned ...... $ 98,820,675  $ 24,588,562                $123,409,237

Underwriting loss ....  (13,847,610)   (3,945,709)                (17,793,319)
Net investment income    10,944,098     4,096,219  $    109,580    15,149,897
Realized investment
  gains (losses) .....      611,843       (10,105)            -       601,738
Other income .........      413,596        28,360             -       441,956
Other expense ........     (436,366)            -      (311,841)     (748,207)
                       ------------  ------------  ------------  ------------
(Loss) income before
  income tax benefit)  $ (2,314,439) $    168,765  $   (202,261) $ (2,347,935)
                       ============  ============  ============  ============

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                                June 30, 2002

4.  INCOME TAXES

     The actual income tax expense (benefit) for the three and six months ended June 30, 2002 and 2001 differed from the "expected" tax expense (benefit) for those periods (computed by applying the United States federal corporate tax rate of 35 percent for 2002 and 34 percent for 2001 to income
(loss) before income tax expense (benefit)) as follows:

                              Three months ended         Six months ended
                                   June 30,                  June 30,
                           ------------------------  ------------------------
                               2002         2001         2002         2001
                           -----------  -----------  -----------  -----------
Computed "expected" tax
  expense (benefit) ...... $ 1,231 406  $(1,708,759) $ 3,146,019  $  (798,298)

Increases (decreases) in
  tax resulting from:
    Tax-exempt interest
      income .............    (360,715)    (372,024)    (725,169)    (746,858)
    Proration of
      tax-exempt interest
      and dividends
      received deduction        41,677       41,685       82,817       83,570
    Other, net ...........    (338,751)    (140,799)    (149,604)    (105,637)
                           -----------  -----------  -----------  -----------
        Income tax expense
          (benefit) ...... $   573,617  $(2,179,897) $ 2,354,063  $(1,567,223)
                           ===========  ===========  ===========  ===========

5.  SURPLUS NOTE

     On June 27, 2002, EMC Reinsurance Company, a subsidiary of the Company, issued a surplus note in the amount of $11,000,000 to Employers Mutual Casualty Company. The surplus note bears an annual interest rate of 5.25 percent and does not have a maturity date. Payment of interest and repayment of principal can only be repaid out of EMC Reinsurance Company's statutory surplus earnings and is subject to approval by the State of Iowa Insurance Commissioner. The surplus note is subordinate and junior in right of payment to all obligations or liabilities of EMC Reinsurance Company.

6.  NEW ACCOUNTING PRONOUNCEMENTS

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

     Goodwill amortization expense amounted to approximately $34,000 and $67,000 for the three and six months ended June 31, 2001, respectively and $135,000 for the twelve months ended December 31, 2001. On an after tax basis, these amounts totaled approximately $22,000, $44,000 and $87,000, respectively. Due to the immaterial amounts involved, the Company has not presented prior year net income or earnings per share information that has been adjusted to exclude this expense.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------
                                 (Unaudited)
OVERVIEW

     EMC Insurance Group Inc., a 79.4 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing 76.0 percent of consolidated premiums earned. For purposes of this discussion, the term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate, are referred to as the "EMC Insurance Companies."

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


CONSOLIDATED RESULTS OF OPERATIONS

     Operating results for the three months and six months ended June 30, 2002 and 2001 are as follows:

                                      Three months ended Six months ended
                                           June 30,           June 30,
                                      -----------------  -----------------
($ in thousands)                        2002     2001      2002     2001
                                      -------- --------  -------- --------

Premiums earned ..................... $ 73,349 $ 63,315  $141,858 $123,409
Losses and settlement expenses ......   51,216   57,713    99,767  105,007
Acquisition and other expenses ......   23,202   18,225    45,749   36,196
                                      -------- --------  -------- --------
Underwriting loss ...................   (1,069) (12,623)   (3,658) (17,794)
Net investment income ...............    8,346    7,782    16,605   15,150
Interest expense ....................     (340)       -      (672)       -
Other expense .......................      (46)    (200)     (186)    (306)
                                      -------- --------  -------- --------
Operating income (loss) before
  income tax expense (benefit) ......    6,891   (5,041)   12,089   (2,950)
Realized investment (losses) gains ..   (3,372)      15    (3,100)     602
                                      -------- --------  -------- --------
Income (loss) before income tax
  expense (benefit) .................    3,519   (5,026)    8,989   (2,348)
Income tax expense (benefit) ........      574   (2,180)    2,354   (1,567)
                                      -------- --------  -------- --------
Net income (loss) ................... $  2,945 $ (2,846) $  6,635 $   (781)
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 52,796 $ 58,807  $102,498 $105,374
    Decrease in provision for
      insured events of prior years     (1,580)  (1,094)   (2,731)    (367)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 51,216 $ 57,713  $ 99,767 $105,007
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  3,936 $ 11,714  $  4,819 $ 12,585
                                      ======== ========  ======== ========

     Operating results before income taxes improved substantially for both the three months and six months ended June 30, 2002 compared to the same periods in 2001. These improved operating results reflect previous rate increases, disciplined underwriting and a significant decline in catastrophe and storm losses from the storm plagued second quarter of 2001.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     Premium rate increases continued to grow progressively larger during the first half of 2002 and management expects additional increases to be implemented during the remainder of the year. Based on current projections, premium rates could approach adequate levels in most lines of business by year-end for the first time in nearly a decade. The improvement that has been achieved in premium rate adequacy over the last three years will have a positive impact on future operating results, but the unpredictable nature of catastrophe and storm losses will remain. In the meantime, management continues to work toward underwriting profitability through ongoing initiatives for existing accounts and agencies, which include the careful evaluation and selection of business with a reasonable expectation of profitability. New business is generally being limited to that which fits within the Company's core competencies and that can be priced adequately.

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

     Premiums earned increased 15.8 percent for the three months and 14.9 percent for the six months ended June 30, 2002 from the same periods in 2001, primarily due to implemented rate increases. In addition to the implemented rate increases, the reinsurance segment expanded its premium volume by increasing its participation in a reinsurance pool and its exposure on a marine syndicate account. Despite rising premium rates, retention levels have remained fairly constant, evidence of the movement of the insurance industry towards more adequate rate levels. The Company continues to be selective in the insurance risks that it accepts and has been able to price both new and renewal business at more adequate levels.

     Losses and settlement expenses decreased 11.3 percent for the three months and 5.0 percent for the six months ended June 30, 2002 from the same periods in 2001, primarily due to a significant decline in catastrophe and storm losses from the unusually large amount experienced during the second quarter of 2001. Other factors contributing to the decline in losses and settlement expenses include the implementation of tighter underwriting standards, a decline in large losses and an increase in the amount of favorable development experienced on prior years' reserves.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     Acquisition and other expenses increased 27.3 percent for the three months and 26.4 percent for the six months ended June 30, 2002 compared to the same periods in 2001. These increases are primarily attributed to increases in both commission and contingent commission expense, which reflects the growth in premium volume during 2002 as well as improved underwriting results. Acquisition and other expenses were also impacted by an increase in the expense for policyholder dividends and higher employee benefit costs.
Included in the acquisition and other expenses amount for the first half of 2001 is approximately $67,000 of goodwill amortization expense. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which became effective January 1, 2002, the Company's carried goodwill is no longer subject to amortization and must instead be tested for impairment on a periodic basis.

     Net investment income increased 7.2 percent for the three months and 9.6 percent for the six months ended June 30, 2002 from the same periods in 2001. These increases are primarily attributed to a higher average invested balance in fixed maturity securities, which resulted from the issuance of $25,000,000 of surplus notes in December 2001. During 2001, the Company experienced a significant amount of call activity on its portfolio of fixed maturity securities due to the large decline in interest rates. Proceeds from this call activity, and from maturing securities, were reinvested at lower current interest rates, which had a negative impact on 2002 investment income.

     On June 27, 2002, the Company's reinsurance subsidiary issued $11,000,000 of surplus notes with an interest rate of 5.25 percent to Employers Mutual. These surplus notes were issued in response to capital adequacy concerns raised by certain rating agencies because the surplus position of the reinsurance subsidiary had declined over the last three years due to unfavorable operating results and the payment of dividends to the parent company. It should be noted that surplus notes are considered to be a component of surplus for statutory reporting purposes because the notes have no maturity date and all payments of interest and principal must be approved in advance by the insurance commissioner of the state of domicile of the issuing insurance company; however, under generally accepted accounting principals, surplus notes are considered to be debt and are reported as a liability in the Company's financial statements.

     The Company incurred $672,000 of interest expense on surplus notes during the first half of 2002. This interest expense did not have a material impact on operating results as the proceeds of the surplus notes were invested in government agencies and corporate bonds and earned a similar amount of interest income.

     The realized investment losses of the second quarter of 2002 reflect an "other than temporary" security impairment write down of the Company's investment in MCI Communications Corporation corporate bonds totaling $3,821,000. MCI Communications Corporation is owned by WorldCom Inc., whose corporate bonds were downgraded to junk status in May when it reported the detection of accounting irregularities. The MCI bonds are supported by the assets of MCI; however, the magnitude of the WorldCom collapse has cast doubt on the prospect of collecting the entire principal and interest payments due the Company. As a result, the Company has determined that the recent decline in market value of the MCI bonds is "other than temporary."

     Income tax expense increased for both the three months and six months ended June 30, 2002 from the same periods in 2001. These increases primarily reflect the improvement in pre-tax operating results experienced in 2002.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

SEGMENT RESULTS

Property and Casualty Insurance

     Operating results for the three months and six months ended June 30, 2002 and 2001 are as follows:

                                      Three months ended Six months ended
                                           June 30,           June 30,
                                      -----------------  -----------------
($ in thousands)                        2002     2001      2002     2001
                                      -------- --------  -------- --------
Premiums earned ..................... $ 55,368 $ 50,409  $107,811 $ 98,820
Losses and settlement expenses ......   38,871   46,499    75,090   83,621
Acquisition and other expenses ......   17,103   14,411    34,518   29,047
                                      -------- --------  -------- --------
Underwriting loss ...................     (606) (10,501)   (1,797) (13,848)
Net investment income ...............    6,027    5,628    12,035   10,944
Interest expense ....................     (335)       -      (667)       -
Other income (expense) ..............       80      (49)       47      (22)
                                      -------- --------  -------- --------
Operating income (loss) before
  income taxes ...................... $  5,166 $ (4,922) $  9,618 $ (2,926)
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 40,075 $ 48,711  $ 78,778 $ 88,341
    Decrease in provision for
      insured events of prior years..   (1,204)  (2,212)   (3,688)  (4,720)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 38,871 $ 46,499  $ 75,090 $ 83,621
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  3,513 $ 10,187  $  4,172 $ 11,004
                                      ======== ========  ======== ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     Premiums earned increased 9.8 percent for the three months and 9.1 percent for the six months ended June 30, 2002 from the same periods in 2001. These increases are primarily attributable to rate increases that were implemented during the last two years. Premium rate increases continued to grow progressively larger during the first half of 2002 and management expects additional increases to be implemented during the remainder of the year.
Based on current projections, premium rates could approach adequate levels by year-end in most lines of business. It should be noted, however, that it takes a considerable amount of time for implemented rate increases to have a noticeable impact on underwriting results due to the timing of policy renewals and the fact that premiums are earned ratably over the terms of the underlying policies.

     Losses and settlement expenses decreased 16.4 percent for the three months and 10.2 percent for the six months ended June 30, 2002 as compared to the same periods in 2001. The primary factor contributing to this improvement was a significant decline in catastrophe and storm losses from the unusually large amount experienced during the storm plagued second quarter of 2001. Other factors contributing to the improvement include tighter underwriting standards and a decline in large losses. Loss frequency also declined during the first half of 2002, continuing a trend that began in 2000, but the impact on operating results was partially offset by an increase in loss severity.

     Acquisition and other expenses increased 18.7 percent for the three months and 18.8 percent for the six months ended June 30, 2002 as compared to the same periods in 2001. These increases are primarily related to the growth in premium income noted above, but also reflect an increase in policyholder dividends, the discontinuation of an assigned risk program during 2001 that produced commission income and higher employee benefit costs.

     Underwriting results for the three months and six months ended June 30, 2002 improved substantially in comparison to the same periods in 2001. This improvement reflects an increase in overall premium rate adequacy due to rate increases that were implemented during the last two years and tighter underwriting standards, as well as a significant decline in catastrophe and storm losses from the storm-plagued second quarter of 2001. The improvements that have been achieved in premium rate adequacy will continue to have an increasingly positive impact on future operating results, but the unpredictable nature of catastrophe and storm losses will remain. Meanwhile, ongoing initiatives for existing accounts and agencies include the careful evaluation and selection of business with a reasonable expectation of profitability. New business is generally being limited to that which fits within our core competencies and can be priced adequately.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

Reinsurance

     Operating results for the three months and six months ended June 30, 2002 and 2001 are as follows:

                                      Three months ended Six months ended
                                           June 30,           June 30,
                                      -----------------  -----------------
($ in thousands)                        2002     2001      2002     2001
                                      -------- --------  -------- --------
Premiums earned ..................... $ 17,981 $ 12,906  $ 34,047 $ 24,589
Losses and settlement expenses ......   12,345   11,214    24,677   21,386
Acquisition and other expenses ......    6,099    3,814    11,231    7,149
                                      -------- --------  -------- --------
Underwriting loss ...................     (463)  (2,122)   (1,861)  (3,946)
Net investment income ...............    2,280    2,099     4,499    4,097
Interest expense ....................       (5)       -        (5)       -
Other income ........................        -       13         -       28
                                      -------- --------  -------- --------
Operating income (loss) before
  income taxes ...................... $  1,812 $    (10) $  2,633 $    179
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 12,721 $ 10,096  $ 23,720 $ 17,033
    (Decrease) increase in
      provision for insured events
      of prior years ................     (376)   1,118       957    4,353
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 12,345 $ 11,214  $ 24,677 $ 21,386
                                      ======== ========  ======== ========
Catastrophe losses .................. $    423 $  1,527  $    647 $  1,581
                                      ======== ========  ======== ========

     Premium income increased 39.9 percent for the three months and 38.5 percent for the six months ended June 30, 2002 from the same periods in 2001. These large increases are attributed to rate increases implemented during the January 2002 renewal season, increased participation in a reinsurance pool and growth in a marine syndicate account. Sizable rate increases were placed on excess of loss contracts during the January 2002 renewal season and both excess of loss and pro-rata contracts have benefited from industry-wide rate increases being implemented at the primary company level. These rate increases have been realized in conjunction with a moderate decline in the related exposure base due to increased retention levels on many contracts and coverage exclusions for terrorist activities on most contracts. Premium income for the six months ended June 30, 2002 reflects a reduction of approximately $550,000 in the estimated amount of assumed reinstatement premiums associated with the World Trade Center catastrophe.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     Losses and settlement expenses increased 10.1 percent for the three months and 15.4 percent for the six months ended June 30, 2002 from the same periods in 2001. These increases are primarily attributed to the growth in premiums noted above, but were limited by a decline in the amount of adverse development experienced on prior years' reserves, decreased levels of catastrophe losses and a decline in casualty losses. The majority of the adverse development reported for 2001 came from a reinsurance pool that the reinsurance subsidiary participates in that experienced a high level of construction defect claims on an account that was discontinued on December 31, 1999.

     Acquisition and other expenses increased 59.9 percent for the three months and 57.1 percent for the six months ended June 30, 2002 from the same periods in 2001. These increases are primarily due to increases in both commission and contingent commission expenses. The increase in commission expense is attributed to the significant growth in premium volume experienced during the 2002, and includes approximately $379,000 of expense incurred in connection with the increased participation in the reinsurance pool. The increase in contingent commission expense is associated with good loss experience on certain reinsurance contracts.

     The improvement in the underwriting results of the reinsurance segment for the three and six months ended June 30, 2002 is primarily attributed to a substantial decline in the amount of adverse development experienced on prior years' reserves, lower catastrophe losses and a decline in casualty losses. Although the reinsurance subsidiary was able to implement significant rate increases in 2002, the methodology utilized to establish loss and settlement expense reserves has limited the impact of these rate increases on the underwriting results of 2002. For a significant portion of the reinsurance book of business, loss and settlement expense reserves for the latest policy year are established by a formula-based process that produces a break-even result. This procedure is utilized until sufficient data is available to more formally project anticipated losses and settlement expenses. Reported reinsurance results are analyzed throughout the year and modifications are made to the formula-based reserves when appropriate. It is anticipated that the rate increases implemented during 2002 will mitigate the need to establish loss and settlement reserves in excess of the formula-based amounts, as has been required during the last several years. Such adjustments to the formula-based reserves totaled $2,400,000 in the first half of 2001 and $6,400,000 for the year ended December 31, 2001. In addition to pricing its reinsurance premiums at more adequate rates, Employers Mutual continues to work toward improving profitability on the assumed book of business by accepting larger shares of coverage on desirable programs, utilizing relationships with reinsurance intermediaries and monitoring exposures.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

Parent Company

     Operating loss before income taxes totaled $87,000 and $162,000 for the three months and six months ended June 30, 2002 compared to losses of $109,000 and $203,000 for the same periods in 2001. The operating results of the Company were positively impacted by a decline in operating expenses for both the three months and six months ended June 30, 2002 over the same periods in 2001. However, this improvement was partially offset by a decline in interest income, the Company's primary source of revenue.


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

     The Company considers itself to be a long-term investor and generally purchases fixed maturity investments with the intent to hold them to maturity. Despite this intent, the Company has historically classified a portion of its fixed maturity investments as available-for-sale securities to provide flexibility in the management of the portfolio. Since the third quarter of 1999, all newly acquired fixed maturity investments have been classified as available-for-sale securities to provide increased management flexibility.
The Company had an unrealized holding gain on fixed maturity securities available-for-sale of $6,605,000 at June 30, 2002 compared to $4,494,000 at December 31, 2001. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     The Company generated positive cash flows from operations of $14,032,231 during the first half of 2002 compared to $31,373,765 for the same period in 2001. The amount for 2001 includes $11,880,803 received from Employers Mutual in connection with a change in the recording of written premiums and commissions on policies billed on an installment basis.

     Employers Mutual reinvested 25 percent of its dividends in additional shares of the Company's common stock during the first half of 2002. Prior to 2002, Employers Mutual was reinvesting 100 percent of its dividends in additional shares of the Company's common stock. As a result of this dividend reinvestment activity, the Company expects to become an 80 percent owned subsidiary of Employers Mutual within the next 12 months. At that time the Company will begin filing a consolidated tax return with Employers Mutual and its subsidiaries.


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


SUBSEQUENT EVENTS

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The legislation creates new standards for corporate governance, the auditing and financial reporting process and conflicts of interest and will impact a number of parties, including issuers, directors, officers, employees, attorneys, auditors and investment banks. Most of the new standards are subject to the rule making authority of the Securities and Exchange Commission
(SEC) and must be adopted within 30 to 270 days of the date the legislation was enacted. A few of the new standards became effective immediately upon the enactment of the legislation, including a requirement that the Chief Executive Officer and the Chief Financial Officer of an issuer certify that the information contained in periodic reports filed with the SEC that contain financial statements "fully complies" with SEC requirements and that the information contained in the periodic reports "fairly presents, in all material respects, the financial condition and results of operations of the issuer." This certification has been filed as an exhibit to this periodic report.

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

     Interest rate risk includes the price sensitivity of a fixed maturity security to changes in interest rates and the affect on future earnings from short-term investments and maturing long-term investments, given a change in interest rates. The following analysis illustrates the sensitivity of the Company's financial instruments to selected changes in market rates and prices. A hypothetical one percent increase in interest rates as of June 30, 2002 would result in a corresponding pre-tax decrease in the fair value of the fixed maturity portfolios of approximately $27,924,000 or 5.3 percent. In addition, a hypothetical one percent decrease in interest rates at June 30, 2002 would result in a corresponding decrease in pre-tax income over the next twelve months of approximately $1,020,000, assuming the current maturity and prepayment patterns. The Company monitors interest rate risk through the analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter term instruments given the results of interest rate simulations and judgments of cash flow needs. The effective duration of the fixed maturity portfolio at June 30, 2002 was 4.96 years.

     The valuation of the Company's marketable equity portfolios is subject to equity price risk. In general, equities have more year-to-year price variability than bonds. However, returns from equity securities over longer time frames have been consistently higher. The Company invests in a diversified portfolio of readily marketable equity securities. A hypothetical 10 percent decrease in the S&P 500 as of June 30, 2002 would result in a corresponding pretax decrease in the fair value of the Company's equity portfolio of approximately $3,467,000.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

-------  ---------------------------------------------------------------------
                                 (Unaudited)

     The Company invests in high quality fixed maturity securities, thus minimizing credit quality risk. At June 30, 2002 the portfolio of long-term fixed maturity securities consists of 8.1 percent U.S. Treasury, 10.0 percent government agency, 4.9 percent mortgage-backed, 15.0 percent municipal, and
62.0 percent corporate securities. At December 31, 2001 the portfolio of long-term fixed maturity securities consisted of 8.3 percent U.S. Treasury,
7.3 percent government agency, 6.8 percent mortgage-backed, 15.7 percent municipal, and 61.9 percent corporate securities. At June 30, 2002 the Company had one bond (MCI Communications Corporation) considered to be "other than temporarily" impaired, resulting in the recognition of a realized loss of $3,821,466 for the write down of the bonds from their aggregate book value of $5,603,966 to their aggregate fair value of $1,782,500. At June 30, 2002 the Company also had two bonds considered to be below investment grade. The Company's investment in United Airlines' bonds had a book value of $1,963,754, a fair value of $1,660,000, and an unrealized loss of $303,754 (before tax) at June 30, 2002. These bonds are securitized with the airline's planes. The Company's investment in US West Communications' bonds had a book value of $4,629,389, a fair value of $3,854,675, and an unrealized loss of $774,714 (before tax) at June 30, 2002. These bonds are being closely monitored for further developments, but are not currently considered to be "other than temporarily" impaired.

     Prepayment risk refers to the changes in prepayment patterns that can either shorten or lengthen the expected timing of the principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within the portfolio of mortgage-backed securities. The prepayment risk analysis is monitored regularly through the analysis of interest rate simulations. At June 30, 2002 the effective duration of the mortgage-backed securities is 2.0 years with an average life and current yield of 3.6 years and 7.2 percent, respectively. At December 31, 2001 the effective duration of the mortgage-backed securities was 2.6 years with an average life and current yield of 4.6 years and 7.3 percent, respectively.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ----------------------------------------------------

    (a)  Annual Meeting of Stockholders
         EMC Insurance Group Inc.
         May 21, 2002

    (b) The following seven persons were elected to serve as directors of the Company for the ensuing year:

         George C. Carpenter III        Elwin H. Creese
         David J. Fisher                Bruce G. Kelley
         George W. Kochheiser           Raymond A. Michel
         Fredrick A. Schiek

    (c)  Items voted upon and number of votes cast:

         1.  Election of directors

                                         Votes         Votes
                     Nominee            Cast for      Withheld
             -----------------------   ----------     --------
             George C. Carpenter III   10,901,505      14,071
             Elwin H. Creese           10,902,435      13,141
             David J. Fisher           10,902,521      13,055
             Bruce G. Kelley           10,872,423      43,153
             George W. Kochheiser      10,901,023      14,553
             Raymond A. Michel         10,900,505      15,071
             Fredrick A. Schiek        10,903,793      11,783

         2. Proposal to approve the 2003 Employers Mutual Casualty Company Incentive Stock Option Plan

               For  10,837,446   Against  66,220  Withheld  11,910
                    ----------            ------            ------

         3. Proposal to ratify the appointment of Ernst & Young LLP as the independent auditors of the Company:

               For 10,900,054    Against  10,227  Withheld  5,295
                   ----------             ------            -----
             The total number of qualified shares voted by proxy was: 10,915,576

    (d)  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------
    (a)  Exhibit 99.  Certification Pursuant to 18 U.S.C. Section 1350, as
                      Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) No Form 8-K was filed by the registrant during the quarter ended June 30, 2002.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              EMC INSURANCE GROUP INC.
                              Registrant



                              /s/  Bruce G. Kelley
                              ---------------------
                              Bruce G. Kelley
                              President & Chief Executive Officer



                              /s/  Mark Reese
                              ---------------------
                              Mark Reese
                              Vice President and
                              Chief Financial Officer

Date: August 14, 2002