Form 10-Q
period 2002-09-30
EMC INSURANCE GROUP INC
filed 2002-11-13
CIK 356130

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2002
                               ---------------------------------------

                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                              --------------------   ------------------
Commission File Number: 0-10956
                        --------

                           EMC INSURANCE GROUP INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Iowa                                              42-6234555
 ------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


 717 Mulberry Street, Des Moines, Iowa                           50309
 -------------------------------------                         --------
(Address of principal executive office)                       (Zip Code)


                                (515) 280-2902
              --------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                    ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at October 31, 2002
                  -----                      -------------------------------
     Common stock, $1.00 par value                     11,393,499
                                                       ----------

Total pages 28
           ----

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS



                                                   September 30, December 31,
                                                       2002          2001
                                                   ------------  ------------
                                                    (Unaudited)
ASSETS
Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (fair value $30,006,515 and $35,502,755) ... $ 28,339,998  $ 33,572,602
    Securities available-for-sale, at fair value
      (amortized cost $372,750,283 and
      $384,410,393) ..............................  396,979,110   390,214,177
  Fixed maturity securities on loan:
    Securities held-to-maturity, at amortized cost
      (fair value $36,841,170 and $35,962,133) ...   31,455,510    32,505,305
    Securities available-for-sale, at fair value
      (amortized cost $56,026,658 and $27,325,968)   57,156,389    28,436,008
  Equity securities available-for-sale, at fair
    value (cost $37,196,341 and $28,686,321) .....   33,961,095    33,322,767
  Other long-term investments, at fair value
    (cost $3,629,500 and $0) .....................    3,629,500             -
  Short-term investments, at cost ................   26,668,157    17,724,458
                                                   ------------  ------------
       Total investments .........................  578,189,759   535,775,317

Cash .............................................     (289,238)      558,073
Indebtedness of related party ....................   17,443,377             -
Accrued investment income ........................    7,512,262     8,659,008
Accounts receivable (net of allowance for
  uncollectible accounts of $0 and $573,502) .....      592,252     1,081,024
Income taxes recoverable .........................      235,035       100,614
Reinsurance receivables ..........................   10,873,749    14,501,336
Deferred policy acquisition costs ................   26,543,235    21,363,528
Deferred income taxes ............................   14,369,173    18,328,807
Goodwill, at cost less accumulated amortization
  of $2,616,234 and $2,616,234 ...................      941,586       941,586
Prepaid reinsurance premiums .....................    3,540,913     2,275,231
Securities lending collateral ....................   96,485,845    66,809,518
Other assets .....................................    1,813,984     1,170,655
                                                   ------------  ------------
           Total assets .......................... $758,251,932  $671,564,697
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS



                                                   September 30, December 31,
                                                       2002          2001
                                                   ------------  ------------
                                                    (Unaudited)
LIABILITIES
Losses and settlement expenses ................... $323,846,952  $314,518,588
Unearned premiums ................................  124,191,980    99,382,176
Other policyholders' funds .......................    1,036,038       472,952
Surplus notes payable ............................   36,000,000    25,000,000
Indebtedness to related party ....................            -     2,684,418
Postretirement benefits ..........................    7,438,373     6,967,484
Securities lending ...............................   96,485,845    66,809,518
Other liabilities ................................   14,891,938    15,271,938
                                                   ------------  ------------
       Total liabilities .........................  603,891,126   531,107,074
                                                   ------------  ------------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,392,184
  shares in 2002 and 11,329,987 shares in 2001 ...   11,392,184    11,329,987
Additional paid-in capital .......................   67,165,042    66,013,203
Accumulated other comprehensive income ...........   14,380,153     7,507,672
Retained earnings ................................   61,423,427    55,606,761
                                                   ------------  ------------
       Total stockholders' equity ................  154,360,806   140,457,623
                                                   ------------  ------------
       Total liabilities and stockholders' equity  $758,251,932  $671,564,697
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)


                               Three months ended       Nine months ended
                                  September 30,           September 30,
                            ----------------------- -------------------------
                                2002        2001        2002         2001
                            ----------- ----------- ------------ ------------
REVENUES:
  Premiums earned ..........$74,979,176 $69,138,856 $216,837,256 $192,548,093
  Investment income, net ...  7,934,259   7,932,760   24,539,285   23,082,657
  Realized investment
    (losses) gains ......... (1,340,914)    (39,421)  (4,441,374)     562,317
  Other income .............    190,584     148,046      567,859      590,002
                            ----------- ----------- ------------ ------------
                             81,763,105  77,180,241  237,503,026  216,783,069
                            ----------- ----------- ------------ ------------
LOSSES AND EXPENSES:
  Losses and settlement
    expenses ............... 52,335,783  57,796,154  152,102,635  162,802,872
  Dividends to policyholders    567,313     471,493    2,319,931    1,060,241
  Amortization of deferred
    policy acquisition costs 15,685,552  13,932,628   47,175,214   39,864,489
  Other underwriting
    expenses ...............  6,420,699   5,573,609   18,927,655   15,248,838
  Interest expense .........    484,575           -    1,156,294            -
  Other expenses ...........    297,403     173,266      860,891      921,473
                            ----------- ----------- ------------ ------------
                             75,791,325  77,947,150  222,542,620  219,897,913
                            ----------- ----------- ------------ ------------
    Income (loss) before
      income tax expense
      (benefit) ............  5,971,780    (766,909)  14,960,406   (3,114,844)
                            ----------- ----------- ------------ ------------
INCOME TAX EXPENSE
  (BENEFIT):
    Current ................    617,981      (8,480)   3,765,588     (142,528)
    Deferred ...............  1,052,614    (694,901)     259,070   (2,128,076)
                            ----------- ----------- ------------ ------------
                              1,670,595    (703,381)   4,024,658   (2,270,604)
                            ----------- ----------- ------------ ------------
        Net income (loss) ..$ 4,301,185 $   (63,528)$ 10,935,748 $   (844,240)
                            =========== =========== ============ ============

Net income (loss) per
  common share -
  basic and diluted ........$       .38 $      (.01)$        .96 $       (.07)
                            =========== =========== ============ ============

Dividends per common share  $       .15 $       .15 $        .45 $        .45
                            =========== =========== ============ ============

Average number of common
  shares outstanding -
  basic and diluted ........ 11,391,128  11,316,708   11,369,014   11,308,273
                            =========== =========== ============ ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                (Unaudited)

                               Three months ended       Nine months ended
                                  September 30,           September 30,
                             ----------------------- -----------------------
                                 2002        2001        2002       2001
                             ----------- ----------- ----------- -----------
Net income (loss) .......... $ 4,301,185 $   (63,528)$10,935,748 $  (844,240)
                             ----------- ----------- ----------- -----------
OTHER COMPREHENSIVE INCOME:
  Unrealized holding
    gains arising during the
    period, before deferred
    income tax expense .....   8,911,347   2,872,383   6,131,668   3,539,740
  Deferred income tax
    expense ................   3,118,971     976,612   2,146,080   1,203,516
                             ----------- ----------- ----------- -----------
                               5,792,376   1,895,771   3,985,588   2,336,224
                             ----------- ----------- ----------- -----------
  Reclassification
    adjustment for losses
    (gains) included in net
    income (loss) before
    income tax (benefit)
    expense ................   1,349,804      39,421   4,441,374    (552,108)
  Income tax (benefit)
    expense ................    (472,431)    (13,403) (1,554,481)    187,717
                             ----------- ----------- ----------- -----------
                                 877,373      26,018   2,886,893    (364,391)
                             ----------- ----------- ----------- -----------
        Other comprehensive
          income ...........   6,669,749   1,921,789   6,872,481   1,971,833
                             ----------- ----------- ----------- -----------
        Total comprehensive
          income ........... $10,970,934 $ 1,858,261 $17,808,229 $ 1,127,593
                             =========== =========== =========== ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                       Nine months ended
                                                         September 30,
                                                  --------------------------
                                                      2002          2001
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ............................. $ 10,935,748  $   (844,240)
                                                  ------------  ------------
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Losses and settlement expenses ............    9,328,364    20,611,071
      Unearned premiums .........................   24,809,804    19,652,702
      Other policyholders' funds ................      563,086      (362,928)
      Deferred policy acquisition costs .........   (5,179,707)   (6,467,825)
      Indebtedness of related party .............  (20,127,795)   (4,439,934)
      Accrued investment income .................    1,146,746       263,041
      Accrued income taxes:
        Current .................................     (134,421)     (334,703)
        Deferred ................................      259,069    (2,128,080)
      Realized investment losses (gains) ........    4,441,374      (562,317)
      Postretirement benefits ...................      470,889       818,918
      Reinsurance receivables ...................    3,627,587    (2,295,656)
      Prepaid reinsurance premiums ..............   (1,265,682)   (1,597,201)
      Amortization of deferred income ...........            -       (39,859)
      Other, net ................................     (807,329)    8,546,944
                                                  ------------  ------------
                                                    17,131,985    31,664,173
      Cash provided by the property and casualty
        insurance subsidiaries' change in
        recording the full-term premium amount
        on policies billed on an installment
        basis (note 2) ..........................            -    11,880,803
                                                  ------------  ------------
          Net cash provided by
            operating activities ................ $ 28,067,733  $ 42,700,736
                                                  ------------  ------------

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                                                       Nine months ended
                                                         September 30,
                                                  --------------------------
                                                      2002          2001
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of fixed maturity securities
    held-to-maturity ............................ $  6,304,505  $ 35,808,699
  Purchases of fixed maturity securities
    available-for-sale .......................... (162,124,817)  (95,881,016)
  Disposals of fixed maturity securities
    available-for-sale ..........................  142,278,735    26,112,612
  Purchases of equity securities
    available-for-sale ..........................  (31,416,776)  (19,489,793)
  Disposals of equity securities
    available-for-sale ..........................   21,521,555    20,157,569
  Purchase of other long-term investments .......   (4,061,808)            -
  Disposals of other long-term investments ......      432,308             -
  Net purchases of short-term investments .......   (8,943,700)   (4,405,377)
                                                  ------------  ------------
    Net cash used in investing activities .......  (36,009,998)  (37,697,306)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ......................    1,214,036       357,877
  Dividends paid to stockholders ................   (5,119,082)   (5,089,054)
  Issuance of surplus note (note 5) .............   11,000,000             -
                                                  ------------  ------------
      Net cash provided by (used in)
        financing activities ....................    7,094,954    (4,731,177)
                                                  ------------  ------------
NET (DECREASE) INCREASE IN CASH .................     (847,311)      272,253
Cash at beginning of year .......................      558,073       490,226
                                                  ------------  ------------
Cash at end of quarter .......................... $   (289,238) $    762,479
                                                  ============  ============
Income taxes paid ............................... $  3,900,010  $    191,684
Interest paid (received) ........................ $     19,232  $    (79,232)

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2002

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

                         Property
Three months ended     and casualty                   Parent
  September 30, 2002    insurance     Reinsurance     company    Consolidated
--------------------   ------------  ------------  ------------  ------------
Premiums earned ...... $ 58,178,665  $ 16,800,511                $ 74,979,176

Underwriting gain
  (loss) .............      957,755      (987,926)                    (30,171)
Net investment income     5,634,157     2,276,683  $     23,419     7,934,259
Realized investment
  (losses) gains .....   (1,371,512)       30,598             -    (1,340,914)
Other income .........      190,584             -             -       190,584
Interest expense .....     (339,014)     (145,561)            -      (484,575)
Other expense ........     (227,871)            -       (69,532)     (297,403)
                       ------------  ------------  ------------  ------------
Income (loss) before
  income tax expense
  (benefit) .......... $  4,844,099  $  1,173,794  $    (46,113) $  5,971,780
                       ============  ============  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                              September 30, 2002

                         Property
Three months ended     and casualty                   Parent
  September 30, 2001     insurance    Reinsurance     company    Consolidated
--------------------   ------------  ------------  ------------  ------------
Premiums earned ...... $ 51,637,788  $ 17,501,068                $ 69,138,856

Underwriting loss ....   (6,358,566)   (2,276,462)                 (8,635,028)
Net investment income     5,793,272     2,094,020  $     45,468     7,932,760
Realized investment
  losses .............      (35,210)       (4,211)            -       (39,421)
Other income .........      136,547        11,499             -       148,046
Other expense ........     (100,587)            -       (72,679)     (173,266)
                       ------------  ------------  ------------  ------------
Loss before income
  tax benefit ........ $   (564,544) $   (175,154) $    (27,211) $   (766,909)
                       ============  ============  ============  ============
                         Property
Nine months ended       and casualty                   Parent
  September 30, 2002     insurance    Reinsurance     company    Consolidated
--------------------   ------------  ------------  ------------  ------------
Premiums earned ...... $165,989,988  $ 50,847,268                $216,837,256

Underwriting loss ....     (839,626)   (2,848,553)                 (3,688,179)
Net investment income    17,669,191     6,775,603  $     94,491    24,539,285
Realized investment
  (losses) gains .....   (3,427,908)   (1,018,779)        5,313    (4,441,374)
Other income .........      567,859             -             -       567,859
Interest expense .....   (1,005,986)     (150,308)            -    (1,156,294)
Other expense ........     (558,528)            -      (302,363)     (860,891)
                       ------------  ------------  ------------  ------------
Income (loss) before
  income tax expense
  (benefit) .......... $ 12,405,002  $  2,757,963  $   (202,559) $ 14,960,406
                       ============  ============  ============  ============
                         Property
Nine months ended       and casualty                   Parent
  September 30, 2001     insurance    Reinsurance     company    Consolidated
--------------------   ------------  ------------  ------------  ------------
Premiums earned ...... $150,458,463  $ 42,089,630                $192,548,093

Underwriting loss ....  (20,206,176)   (6,222,171)                (26,428,347)
Net investment income    16,737,370     6,190,239  $    155,048    23,082,657
Realized investment
  gains (losses) .....      576,633       (14,316)            -       562,317
Other income .........      550,143        39,859             -       590,002
Other expense ........     (536,953)            -      (384,520)     (921,473)
                       ------------  ------------  ------------  ------------
Loss before income
  tax benefit ........ $ (2,878,983) $     (6,389) $   (229,472) $ (3,114,844)
                       ============  ============  ============  ============

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                              September 30, 2002


4.  INCOME TAXES

     The actual income tax expense (benefit) for the three and nine months ended September 30, 2002 and 2001 differed from the "expected" tax expense (benefit) for those periods (computed by applying the United States federal corporate tax rate of 35 percent for 2002 and 34 percent for 2001 to income
(loss) before income tax expense (benefit)) as follows:

                              Three months ended        Nine months ended
                                 September 30,             September 30,
                           ------------------------  ------------------------
                               2002         2001         2002         2001
                           -----------  -----------  -----------  -----------
Computed "expected" tax
  expense (benefit) ...... $ 2,090,123  $  (260,749) $ 5,236,142  $(1,059,047)

Increases (decreases) in
  tax resulting from:
    Tax-exempt interest
      income .............    (392,798)    (361,910)  (1,117,967)  (1,108,768)
    Proration of
      tax-exempt interest
      and dividends
      received deduction        40,605       41,451      123,422      125,021
    Other, net ...........     (67,335)    (122,173)    (216,939)    (227,810)
                           -----------  -----------  -----------  -----------
        Income tax expense
          (benefit) ...... $ 1,670,595  $  (703,381) $ 4,024,658  $(2,270,604)
                           ===========  ===========  ===========  ===========
5.  SURPLUS NOTES

     On June 27, 2002, EMC Reinsurance Company, a subsidiary of the Company, issued a surplus note in the amount of $11,000,000 to Employers Mutual Casualty Company. The surplus note bears an annual interest rate of 5.25 percent and does not have a maturity date. All payments of interest and principal must be approved in advance by the Iowa Insurance Commissioner and can only be made out of EMC Reinsurance Company's statutory surplus earnings. The surplus note is subordinate and junior in right of payment to all obligations or liabilities of EMC Reinsurance Company.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                              September 30, 2002


6.  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 addresses accounting for intangible assets, eliminates the amortization of goodwill and provides specific steps for testing the impairment of goodwill. SFAS No. 142 was effective for fiscal years beginning after December 15, 2001; however, the amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. Other than the requirement to eliminate the amortization of the Company's carried goodwill, adoption of these statements did not have an impact on the operating results of the Company.

     Goodwill amortization expense amounted to approximately $34,000 and $101,000 for the three and nine months ended September 30, 2001, respectively and $135,000 for the twelve months ended December 31, 2001. On an after tax basis, these amounts totaled approximately $22,000, $67,000 and $87,000, respectively. Due to the immaterial amounts involved, the Company has not presented prior year net income or earnings per share information that has been adjusted to exclude this expense.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------
                                 (Unaudited)
OVERVIEW

     EMC Insurance Group Inc., a 79.6 percent-owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing 76.6 percent of consolidated premiums earned. For purposes of this discussion, the term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the "EMC Insurance Companies."

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

<PAGE

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


CONSOLIDATED RESULTS OF OPERATIONS

     Operating results for the three months and nine months ended September 30, 2002 and 2001 are as follows:

                                      Three months ended Nine months ended
                                        September 30,      September 30,
                                      -----------------  -----------------
($ in thousands)                        2002     2001      2002     2001
                                      -------- --------  -------- --------
Premiums earned ..................... $ 74,979 $ 69,139  $216,837 $192,548
Losses and settlement expenses ......   52,336   57,796   152,103  162,803
Acquisition and other expenses ......   22,673   19,978    68,422   56,174
                                      -------- --------  -------- --------
Underwriting loss ...................      (30)  (8,635)   (3,688) (26,429)
Net investment income ...............    7,934    7,933    24,539   23,083
Interest expense ....................     (484)       -    (1,156)       -
Other expense .......................     (107)     (25)     (293)    (331)
                                      -------- --------  -------- --------
Operating income (loss) before
  income tax expense (benefit) ......    7,313     (727)   19,402   (3,677)
Realized investment (losses) gains ..   (1,341)     (40)   (4,441)     562
                                      -------- --------  -------- --------
Income (loss) before income tax
  expense (benefit) .................    5,972     (767)   14,961   (3,115)
Income tax expense (benefit) ........    1,671     (703)    4,025   (2,271)
                                      -------- --------  -------- --------
Net income (loss) ................... $  4,301 $    (64) $ 10,936 $   (844)
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 50,352 $ 57,669  $152,850 $163,043
    Increase (decrease) in provision
      for insured events of prior
      years .........................    1,984      127      (747)    (240)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 52,336 $ 57,796  $152,103 $162,803
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  1,125 $  6,788  $  5,944 $ 19,373
                                      ======== ========  ======== ========

     Operating results before income taxes improved substantially for both the three months and nine months ended September 30, 2002 compared to the same periods in 2001. Increased rate adequacy and focused underwriting initiatives have sparked a fundamental improvement in the underlying book of business. This, coupled with a significant decline in catastrophe and storm losses from the unusually high levels experienced in 2001, produced a substantial improvement in operating results. Results for the first nine months of 2002 reflect a company-wide effort to improve profitability, and because of the Company's conservative reserving practices this improvement has not been dampened by the need to make up for prior year reserve deficiencies.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     Premium rate increases continued to grow progressively larger during the first nine months of 2002. Based on current projections, premium rates for most lines of business will approach adequate levels by year-end for the first time in nearly a decade. While management expects to implement additional rate increases in 2003, those increases will likely be smaller and will be focused on specific territories and lines of business. The improvement that has been achieved in premium rate adequacy over the last three years will have a positive impact on future operating results, but the unpredictable nature of catastrophe and storm losses will remain. Underwriting profitability is considered to be the Company's number one priority, especially in light of the declining stock markets and the low interest rate environment. Existing accounts and agencies are being evaluated to ensure that business with a reasonable expectation of profitability is retained. In addition, new business is generally being limited to that which fits within the Company's core competencies and can be priced adequately.

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

     Premiums earned increased 8.4 percent for the three months and 12.6 percent for the nine months ended September 30, 2002 from the same periods in 2001. These increases primarily reflect rate increases that were implemented during the last two years; however, the increase for the three months ended September 30, 2002 was limited by a large amount of reinstatement premium that was recognized by the reinsurance subsidiary in the third quarter of 2001 in connection with the World Trade Center catastrophe. Despite rising premium rates, retention levels have remained fairly constant, evidence of the movement of the insurance industry towards more adequate rate levels. The Company continues to be selective in the insurance risks that it accepts and has been able to price both new and renewal business at more adequate levels.

     Losses and settlement expenses decreased 9.4 percent for the three months and 6.6 percent for the nine months ended September 30, 2002 from the same periods in 2001, primarily due to a significant decline in catastrophe and storm losses from the unusually large amount experienced during 2001. Other factors contributing to the decline in losses and settlement expenses include the implementation of more stringent underwriting standards and a decline in large losses. Adverse development on prior years' reserves during the third quarter of 2002 offset much of the favorable development that had been recognized through the first six months of 2002.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     Acquisition and other expenses increased 13.5 percent for the three months and 21.8 percent for the nine months ended September 30, 2002 from the same periods in 2001. The increase for the nine months ended September 2002 is primarily attributed to increases in both commission and contingent commission expenses, reflecting the large increase in premium volume as well as the significant improvement in underwriting results. The increase for the three months ended September 30, 2002 reflects substantial growth in commission expense, but little impact from contingent commissions and policyholder dividends. Other influences impacting acquisition and other expenses for 2002 include the discontinuation of an assigned risk program during 2001 that produced commission income and an increase in employee benefit costs. Acquisition and other expenses for the first nine months of 2001 include approximately $101,000 of goodwill amortization expense. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which became effective January 1, 2002, the Company's carried goodwill is no longer subject to amortization and must instead be tested for impairment on a periodic basis.

     Net investment income was flat for the three months and increased 6.3 percent for the nine months ended September 30, 2002 from the same periods in 2001. The Company has experienced a significant increase in fixed maturity security investments in 2002 due to the issuance of $25,000,000 of surplus notes in December 2001 and another $11,000,000 in June 2002; however, this increase in invested assets has not produced a significant increase in investment income due to the declining interest rate environment. In addition, the Company experienced a significant amount of call activity on its portfolio of fixed maturity securities during 2001 due to the large decline in interest rates. Proceeds from this call activity, and from maturing securities, were reinvested at lower current interest rates, resulting in less investment income for 2002.

     The Company currently has $36,000,000 of surplus notes issued to Employers Mutual. These surplus notes were issued in response to statutory capital adequacy concerns raised by certain rating agencies because the statutory surplus position of the Company's insurance and reinsurance subsidiaries had declined over the last three years due to unfavorable operating results and the payment of dividends to the parent company. It should be noted that surplus notes are considered to be a component of surplus for statutory reporting purposes because the notes have no maturity date and all payments of interest and principal must be approved in advance by the insurance commissioner of the state of domicile of the issuing insurance company; however, under generally accepted accounting principals, surplus notes are considered to be debt and are reported as a liability in the Company's financial statements.

     The Company incurred $1,156,000 of interest expense on these surplus notes during the first nine months of 2002. This interest expense did not have a material impact on operating results as the proceeds of the surplus notes were invested in government agencies and corporate bonds and earned a similar amount of interest income.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     The realized investment losses for the nine months ended September 30, 2002 primarily reflect an "other than temporary" security impairment write down of the Company's investment in MCI Communications Corporation corporate bonds totaling $3,821,000 in the second quarter. MCI Communications Corporation is owned by WorldCom Inc., whose corporate bonds were downgraded to junk status in May when it reported the detection of accounting irregularities. The MCI bonds are supported by the assets of MCI; however, the magnitude of the WorldCom collapse has cast doubt on the prospect of collecting the entire amount of principal and interest payments due the Company. As a result, the Company determined that the decline in the market value of the MCI bonds was "other than temporary." The realized investment losses for the three months ended September 30, 2002 were generated from rebalancing activities in the Company's equity portfolio.

     The Company reported income tax expense for both the three months and nine months ended September 30, 2002, as compared to an income tax benefit for the same periods in 2001. This change in tax status primarily reflects the substantial improvement in pre-tax operating results experienced in 2002.

     At the time of this writing the United States Congress is working on a terrorism insurance bill, but no definitive legislation has been proposed. Meanwhile, exclusions for terrorist activities on the Company's primary reinsurance coverage have left the Company exposed to terrorism losses on its direct business. To address this exposure, the Company has implemented limitations of coverage where allowed, attempted to recognize and minimize terrorism exposures, and obtained limited stand-alone reinsurance coverage for terrorism losses. However, due to its very nature, losses from terrorism cannot be underwritten with any degree of confidence.

     Losses from asbestos and mold related claims continue to hamper the insurance industry as a whole. Employers Mutual has taken steps to more fully understand and limit these risks. In the case of asbestos, Employers Mutual has appointed a task force to study the company's exposure to additional asbestos claims. In the case of mold, the EMC Insurance Companies are using exclusionary endorsements and sub-limits to control mold losses. In addition, an improved understanding of these types of claims has resulted in prompt attention to water damage losses. As a result, management does not consider the Company to have a significant exposure to mold related losses.

     Employers Mutual is currently analyzing the assumptions that will be utilized in the preparation of the year-end valuation reports for its pension and postretirement benefit plans. The assumptions utilized in these valuation reports will likely change, some significantly, due to the current interest rate environment and the continued escalation in the price of prescription drugs. The changes in these assumptions are expected to result in a large increase in both the year-end liabilities for these plans and the associated expense of these plans for 2003.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

SEGMENT RESULTS

Property and Casualty Insurance

     Operating results for the three months and nine months ended September 30, 2002 and 2001 are as follows:

                                      Three months ended Nine months ended
                                        September 30,      September 30,
                                      -----------------  -----------------
($ in thousands)                        2002     2001      2002     2001
                                      -------- --------  -------- --------
Premiums earned ..................... $ 58,179 $ 51,638  $165,990 $150,458
Losses and settlement expenses ......   39,601   42,972   114,691  126,593
Acquisition and other expenses ......   17,620   15,025    52,138   44,072
                                      -------- --------  -------- --------
Underwriting profit (loss) ..........      958   (6,359)     (839) (20,207)
Net investment income ...............    5,634    5,794    17,669   16,738
Interest expense ....................     (339)       -    (1,006)       -
Other (expense) income ..............      (38)      35         9       13
                                      -------- --------  -------- --------
Operating income (loss) before
  income taxes ...................... $  6,215 $   (530) $ 15,833 $ (3,456)
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 38,671 $ 42,532  $117,449 $130,873
    Increase (decrease) in provision
      for insured events of prior
      years .........................      930      440    (2,758)  (4,280)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 39,601 $ 42,972  $114,691 $126,593
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  1,481 $  3,808  $  5,653 $ 14,812
                                      ======== ========  ======== ========
     Premiums earned increased 12.7 percent for the three months and 10.3 percent for the nine months ended September 30, 2002 from the same periods in 2001. These increases are primarily attributable to rate increases that were implemented during the last two years. Premium rate increases continued to grow progressively larger during the first nine months of 2002 and management expects to implement additional rate increases in the fourth quarter; however, rate increases are expected to level off in 2003. Based on current projections, premium rates for most lines of business will approach adequate levels by year-end. As a result, future premium rate increases will likely be focused on specific territories and lines of business. It should be noted that it takes a considerable amount of time for implemented rate increases to have a noticeable impact on underwriting results due to the timing of policy renewals and the fact that premiums are earned ratably over the terms of the underlying policies.

     Losses and settlement expenses decreased 7.8 percent for the three months and 9.4 percent for the nine months ended September 30, 2002 from the same periods in 2001. The primary factor contributing to this improvement was a significant decline in catastrophe and storm losses from the unusually large amount experienced during the storm plagued first nine months of 2001. Other factors contributing to this improvement include more stringent underwriting standards and a decline in large losses. Loss frequency declined during the first nine months of 2002, continuing a trend that began in 2000, but the benefit to operating results was partially offset by an increase in loss severity.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     Acquisition and other expenses increased 17.3 percent for the three months and 18.3 percent for the nine months ended September 30, 2002 from the same periods in 2001. These increases are primarily related to the growth in premium income noted above, but also reflect an increase in policyholder dividends, the discontinuation of an assigned risk program during 2001 that produced commission income and higher employee benefit costs.

     Underwriting results for the three months and nine months ended September 30, 2002 improved substantially in comparison to the same periods in 2001. This improvement reflects an increase in overall premium rate adequacy and the implementation of more stringent underwriting standards, as well as a significant decline in catastrophe and storm losses from the unusually large amount experienced in 2001. The improvements that have been achieved in premium rate adequacy will continue to have an increasingly positive impact on future operating results, but the unpredictable nature of catastrophe and storm losses will remain. Underwriting for profitability is always stressed, but has become even more critical due to the declining stock markets and the low interest rate environment. Both new and renewal business is being closely scrutinized to ensure that there is potential for an underwriting profit.

Reinsurance

     Operating results for the three months and nine months ended September 30, 2002 and 2001 are as follows:

                                      Three months ended Nine months ended
                                        September 30,      September 30,
                                      -----------------  -----------------
($ in thousands)                        2002     2001      2002     2001
                                      -------- --------  -------- --------
Premiums earned ..................... $ 16,800 $ 17,501  $ 50,847 $ 42,090
Losses and settlement expenses ......   12,735   14,824    37,412   36,210
Acquisition and other expenses ......    5,053    4,953    16,284   12,102
                                      -------- --------  -------- --------
Underwriting loss ...................     (988)  (2,276)   (2,849)  (6,222)
Net investment income ...............    2,277    2,093     6,776    6,190
Interest expense ....................     (145)       -      (150)       -
Other income ........................        -       12         -       40
                                      -------- --------  -------- --------
Operating income (loss) before
  income taxes ...................... $  1,144 $   (171) $  3,777 $      8
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 11,681 $ 15,137  $ 35,401 $ 32,170
    Increase (decrease) in
      provision for insured events
      of prior years ................    1,054     (313)    2,011    4,040
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 12,735 $ 14,824  $ 37,412 $ 36,210
                                      ======== ========  ======== ========
Catastrophe losses .................. $   (356)$  2,980  $    291 $  4,561
                                      ======== ========  ======== ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     Premiums earned decreased 4.0 percent for the three months and increased
20.8 percent for the nine months ended September 30, 2002 from the same periods in 2001. The decrease for the three months ended September 30, 2002 is attributed to reinstatement premiums of approximately $2,001,000 that were recognized in the third quarter of 2001 in connection with the World Trade Center catastrophe, and a reduction of approximately $500,000 in the estimate of earned but not reported premiums during the third quarter of 2002 due to the loss of a block of business. The large increase for the nine months ended September 30, 2002 is attributed to rate increases implemented during the January 2002 renewal season, increased participation in a reinsurance pool and growth in a marine syndicate account. Sizable rate increases were placed on excess of loss contracts during the January 2002 renewal season and both excess of loss and pro-rata contracts have benefited from industry-wide rate increases being implemented at the primary company level. These rate increases have been realized in conjunction with a moderate decline in the related exposure base due to increased retention levels on many contracts and coverage exclusions for terrorist activities on most contracts. Premium income for the nine months ended September 30, 2002 also reflects a reduction of approximately $550,000 in the estimated amount of assumed reinstatement premiums to be received on the World Trade Center catastrophe.

      Losses and settlement expenses decreased 14.1 percent for the three months and increased 3.3 percent for the nine months ended September 30, 2002 from the same periods in 2001. The decrease for the three months and the relatively small increase for the nine months ended September 30, 2002 is primarily the result of a significant decline in catastrophe losses from the elevated levels experienced in 2001, which included Midwest wind and hail storms, flood losses from tropical storm Allison and losses associated with the terrorist attack on the World Trade Center. The reinsurance subsidiary has experienced a substantial amount of adverse development on prior year reserves during the last two years. The majority of this development has come from a reinsurance pool in which the reinsurance subsidiary participates, and is largely attributed to a high level of construction defect claims on an account that was discontinued on December 31, 1999.

     Acquisition and other expenses increased 2.0 percent for the three months and 34.6 percent for the nine months ended September 30, 2002 from the same periods in 2001. The increase for the nine months ended September 30, 2002 primarily reflects increases in both commission and contingent commission expenses associated with the significant increase in premium volume and good loss experience on certain reinsurance contracts. The increase for the three months ended September 30, 2002 also reflects a substantial increase in commission expense; however, this increase was largely offset by a decline in contingent commission expense and an increase in the amount of acquisition expenses deferred as a result of the large increase in unearned premiums. Commission expense for first nine months of 2002 also includes approximately $379,000 of expense incurred in connection with the increased participation in the reinsurance pool noted above.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     The improvement in the underwriting results of the reinsurance segment for the three and nine months ended September 30, 2002 is primarily attributed to improved rate adequacy, lower catastrophe losses, a decline in the amount of adverse development experienced on prior years' reserves and a decline in casualty losses. Although the reinsurance subsidiary was able to implement significant rate increases in 2002, the methodology utilized to establish loss and settlement expense reserves has limited the impact of these rate increases on the underwriting results of 2002. For a significant portion of the reinsurance book of business, loss and settlement expense reserves for the latest policy year are established by a formula-based process that produces a break-even result. This procedure is utilized until sufficient data is available to more formally project anticipated losses and settlement expenses. Reported reinsurance results are analyzed throughout the year and modifications are made to the formula-based reserves when appropriate. It is anticipated that the rate increases implemented during 2002 will mitigate the need to establish loss and settlement reserves in excess of the formula-based amounts, as has been required during the last several years. Such adjustments to the formula-based reserves totaled $3,400,000 in the first nine months of 2001 and $6,400,000 for the year ended December 31, 2001. In addition to pricing its reinsurance premiums at more adequate rates, Employers Mutual continues to work toward improving profitability on the assumed book of business by accepting larger shares of coverage on desirable programs, utilizing relationships with reinsurance intermediaries and monitoring exposures.


Parent Company

     Operating loss before income taxes totaled $46,000 and $208,000 for the three months and nine months ended September 30, 2002 compared to losses of $26,000 and $229,000 for the same periods in 2001. The operating results of the Company were positively impacted by a decline in operating expenses for both the three months and nine months ended September 30, 2002 over the same periods in 2001. However, this improvement was offset by a decline in interest income, the Company's primary source of revenue.


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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     The Company considers itself to be a long-term investor and generally purchases fixed maturity investments with the intent to hold them to maturity. Despite this intent, the Company has historically classified a portion of its fixed maturity investments as available-for-sale securities to provide flexibility in the management of the portfolio. Since the third quarter of 1999, all newly acquired fixed maturity investments have been classified as available-for-sale securities to provide increased management flexibility.
The Company had an unrealized holding gain on fixed maturity securities available-for-sale of $16,483,000 at September 30, 2002 compared to $4,494,000 at December 31, 2001. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in investment policy as changing conditions warrant.

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

     The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt, and investment purchases.

     The Company generated positive cash flows from operations of $28,067,733 during the first nine months of 2002 compared to $42,700,736 for the same period in 2001. The amount for 2001 includes $11,880,803 received from Employers Mutual in connection with a change in the recording of written premiums and commissions on policies billed on an installment basis.

     Employers Mutual reinvested 25 percent of its dividends in additional shares of the Company's common stock during the first nine months of 2002. Prior to 2002, Employers Mutual was reinvesting 100 percent of its dividends in additional shares of the Company's common stock. Employers Mutual has indicated that it will increase its dividend reinvestment percentage to 50 percent in the first quarter of 2003. In addition, Employers Mutual may elect to fulfill its obligations under its incentive stock option plans by purchasing the Company's common stock on the open market, rather than requesting the Company to issue new shares. The combination of these two actions is expected to result in Employers Mutual achieving an 80 percent ownership of the Company by March 31, 2003. At that time, Employers Mutual will likely discontinue its participation in the Company's dividend reinvestment plan. Under this timeline, the Company will be included in a consolidated tax return with Employers Mutual and its subsidiaries effective April 1, 2003.

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

     Two categories of influences on market risk exist as it relates to financial instruments. First are systematic aspects, which relate to the investing environment and are out of the control of the investment manager. Second are non-systematic aspects, which relate to the construction of the investment portfolio through investment policies and decisions, and are under the direct control of the investment manager. Due to systematic changes, several components of market risk have increased noticeably during the first nine months of 2002. As it relates to equity price risk, the poor performance of the markets during 2002 has resulted in declines in the values of the Company's equity investments. Credit quality risk has risen resulting in declines in the values of several bond investments stemming from the many high-profile bankruptcies and other downgrade activities during 2002. Prepayment risk has increased, primarily for the mortgage-backed securities, as declines in interest rates during 2002 have accelerated the payment of higher-interest rate mortgages through re-financing activity. And finally, to a lesser extent interest rate risk has increased due to interest rates bottoming-out during 2002. Future interest rate increases will result in declines in the values of fixed maturity securities from their current values. Throughout all these systematic changes, the Company continues its commitment to controlling non-systematic risk through sound investment policies and diversification.


ITEM 4.  CONTROLS AND PROCEDURES
-------  -----------------------
     Within the 90 days prior to the filing date of this report, the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations. Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive Officer and Chief Financial Officer there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
--------  -----------------
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------
    (a)  Exhibit 99.1.  Certification of President and Chief Executive Officer
                        Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2. Certification of Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) No Form 8-K was filed by the registrant during the quarter ended September 30, 2002.




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


                              EMC INSURANCE GROUP INC.
                              Registrant



                              /s/  Bruce G. Kelley
                              ------------------------
                              Bruce G. Kelley
                              President & Chief Executive Officer



                              /s/  Mark Reese
                              ------------------------
                              Mark Reese
                              Vice President and
                              Chief Financial Officer

Date: November 13, 2002

                                CERTIFICATIONS

I, Bruce G. Kelley, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of EMC Insurance Group Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002
       -----------------
                                       /s/  Bruce G. Kelley
                                       -------------------------
                                       Bruce G. Kelley
                                       President & Chief Executive Officer

                                CERTIFICATIONS

I, Mark Reese, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of EMC Insurance Group Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002
       -----------------
                                       /s/  Mark Reese
                                       -------------------------
                                       Mark Reese
                                       Vice President and
                                       Chief Financial Officer