Form 10-K
period 2002-12-31
EMC INSURANCE GROUP INC
filed 2003-03-27
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
 (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]

             For the Fiscal Year Ended December 31, 2002

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]
         For the transition period from ___________ to ___________

                    Commission File Number:  0-10956

                            EMC INSURANCE GROUP INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Iowa                                           42-6234555
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

 717 Mulberry Street, Des Moines, Iowa                         50309
--------------------------------------                        -------
(Address of Principal Executive Office)                      (Zip Code)

 Registrant's telephone number, including area code:       (515)  280-2902
                                                            --------------
 Securities registered pursuant to Section 12(b) of the Act:     None

 Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, Par Value $1.00
                               (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  [X] Yes   [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).  [ ] Yes    [X] No

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 2003 was $41,606,199.

     The number of shares outstanding of the registrant's common stock, $1.00 par value, on March 3, 2003, were 11,404,725.

                   DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the registrant's annual report to stockholders for the year ended December 31, 2002 are incorporated by reference under Parts II and IV.

     2. Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission on or before April 17, 2003, are incorporated by reference under Part III.

                               TABLE OF CONTENTS

Part I
Item 1.  Business ........................................................   2
Item 2.  Properties ......................................................  23
Item 3.  Legal Proceedings ...............................................  23
Item 4.  Submission of Matters to a Vote of Security Holders .............  23

Part II
Item 5.  Market for Registrant's Common Equity and
            Related Stockholder Matters ..................................  23
Item 6.  Selected Financial Data .........................................  23
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..........................  23
Item 7A. Quantitative and Qualitative Disclosures about Market Risk ......  23
Item 8.  Financial Statements and Supplementary Data .....................  24
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ..........................  24

Part III
Item 10. Directors and Executive Officers of the Registrant ..............  24
Item 11. Executive Compensation ..........................................  25
Item 12. Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters ...............  25
Item 13. Certain Relationships and Related Transactions ..................  25
Item 14. Controls and Procedures .........................................  26

Part IV
Item 15. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K ..................................................  26
Index to Financial Statement Schedules ...................................  26
Signatures ...............................................................  30
Certifications ...........................................................  31
Index to Exhibits ........................................................  42

                                    PART I

ITEM 1.   BUSINESS.

GENERAL

     EMC Insurance Group Inc. is an insurance holding company incorporated in Iowa in 1974. EMC Insurance Group Inc. is 79.9 percent owned by Employers Mutual Casualty Company (Employers Mutual), a multiple-line property and casualty insurance company organized as an Iowa mutual insurance company in 1911 that is licensed in all 50 states and the District of Columbia. The term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate, are referred to as the "EMC Insurance Companies."

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
---------------------------------------------
     For information concerning the Company's revenues, operating income and identifiable assets attributable to each of its industry segments over the past three years, see note 7 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.


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

PRINCIPAL PRODUCTS

     The Company's property and casualty insurance subsidiaries and the other parties to the pooling agreement underwrite both commercial and personal lines of insurance. The following table sets forth the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 2002.
                                   Percent          Percent          Percent
                                     of               of               of
Line of Business           2002     total    2001    total    2000    total
----------------        ----------  -----  --------  -----  --------  -----
                                        (Dollars in thousands)
Commercial Lines:
  Automobile .......... $  224,321   21.5% $216,371   21.7% $177,937   21.2%
  Property ............    180,622   17.3   162,670   16.4   135,639   16.2
  Workers' compensation    194,853   18.7   208,652   21.0   155,752   18.6
  Liability ...........    195,682   18.8   176,774   17.8   141,184   16.8
  Other ...............     20,489    2.0    19,325    1.9    17,380    2.0
                        ----------  -----  --------  -----  --------  -----
   Total commercial
     lines ............    815,967   78.3   783,792   78.8   627,892   74.8
                        ----------  -----  --------  -----  --------  -----
Personal Lines:
  Automobile ..........    134,405   12.9   126,280   12.7   134,763   16.1
  Property ............     89,248    8.6    81,124    8.2    73,996    8.8
  Liability ...........      1,815    0.2     3,284    0.3     2,634    0.3
                        ----------  -----  --------  -----  --------  -----
   Total personal lines    225,468   21.7   210,688   21.2   211,393   25.2
                        ----------  -----  --------  -----  --------  -----
       Total .......... $1,041,435  100.0% $994,480  100.0% $839,285  100.0%
                        ==========  =====  ========  =====  ========  =====
MARKETING

     Marketing of insurance by the parties to the pooling agreement, excluding the nonstandard risk automobile insurance sold by Farm and City, is conducted through 17 branch offices located throughout the United States and approximately 3,200 independent insurance agencies. These branch offices allow the Company to respond quickly to changes in local market conditions. Each branch office employs underwriting, claims, marketing and risk improvement representatives, as well as field auditors and branch administrative technicians. The branch offices are supported by technicians and specialists that operate out of Employers Mutual's home office. Systems are in place to monitor the underwriting results of each branch office and to maintain guidelines and policies consistent with the underwriting and marketing environment in each region.

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

     The following table sets forth the geographic distribution of the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 2002.

                                          2002        2001        2000
                                          ----        ----        ----
    Alabama ............................   2.9%        2.8%        3.2%
    Arizona ............................   3.8         3.8         3.8
    Illinois ...........................   4.7         5.1         4.8
    Iowa ...............................  15.9        16.8        17.4
    Kansas .............................   8.8         8.8         8.2
    Michigan ...........................   5.1         4.2         4.0
    Minnesota ..........................   3.3         3.5         3.5
    Nebraska ...........................   6.8         7.0         6.9
    North Carolina .....................   2.7         3.1         2.9
    North Dakota .......................   2.6         2.6         3.1
    Pennsylvania .......................   3.1         2.8         2.6
    Texas ..............................   5.0         5.2         5.3
    Wisconsin ..........................   5.0         5.0         4.5
    Other * ............................  30.3        29.3        29.8
                                         -----       -----       -----
                                         100.0%      100.0%      100.0%
                                         =====       =====       =====
* Includes all other jurisdictions, none of which accounted for more than 3 percent.


COMPETITION

     The property and casualty insurance business is very competitive. The Company's property and casualty insurance subsidiaries and the other pool members compete in the United States insurance market with numerous insurers, many of which have greater financial resources. Competition in the types of insurance in which the property and casualty insurance subsidiaries are engaged is based on many factors, including the perceived overall financial strength of the insurer, premiums charged, contract terms and conditions, services offered, speed of claim payments, reputation and experience. Because the insurance products of the pool members are marketed exclusively through independent agencies, the Company faces competition to retain qualified independent agencies, as well as competition within the agencies. The pool members also compete with direct writers, who utilize salaried employees and generally offer their products at a lower cost, exclusive agencies who write insurance business for only one company, and to a lesser extent, Internet-based enterprises. The pool members utilize a profit-sharing plan as an incentive for the independent agencies to place high-quality insurance business with them.

BEST'S RATING

     A.M. Best Company rates insurance companies based on their relative financial strength and ability to meet their contractual obligations. A.M. Best announced on July 10, 2001 that their rating of the EMC Insurance Companies, which includes the Company's property and casualty insurance subsidiaries, was changed from "A" (Excellent) to "A-" (Excellent). This rating action reflected A.M. Best's opinion of the EMC Insurance Companies' underwriting performance and operating losses during the three years ended December 31, 2001. Despite this rating action, A.M. Best stated that the EMC Insurance Companies' "Excellent" rating reflects its strong capitalization, conservative operating strategies and local-market presence. A.M. Best reevaluates its ratings from time to time (normally on an annual basis) and there can be no assurance that the Company's property and casualty insurance subsidiaries and the other pool members will maintain their current rating in the future. Management believes that a Best's rating of "A-" (Excellent) or better is important to the Company's business since many insureds require that companies with which they insure be so rated. Best's publications indicate that these ratings are assigned to companies that have achieved excellent overall performance and have a strong ability to meet their obligations over a long period of time. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not necessarily directed toward the protection of investors.


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

     Each type of reinsurance coverage is purchased in layers, and each layer may have a separate retention level. Retention levels are adjusted according to reinsurance market conditions and the surplus position of the EMC Insurance Companies. The inter-company pooling arrangement aids efficient buying of reinsurance since it allows for higher retention levels and correspondingly decreased dependence on the reinsurance marketplace.

     A summary of the reinsurance treaties benefiting the parties to the pooling agreement as of December 31, 2002 is presented below. Retention amounts reflect the accumulated retentions of all layers within a treaty.

   Type of Reinsurance Treaty     Retention                Limits
   --------------------------    -----------     --------------------------
   Property per risk ........... $ 3,000,000     100 percent of $37,000,000
   Property catastrophe ........ $13,950,000      96 percent of $79,000,000
   Casualty .................... $ 2,000,000     100 percent of $38,000,000
    Workers' compensation excess $         -      $20,000,000 excess of
                                                    $40,000,000
   Umbrella .................... $ 1,400,000(1)  100 percent of $ 8,600,000
   Fidelity .................... $ 1,150,000(2)   95 percent of $ 3,000,000
   Surety ...................... $ 2,200,000(3)   98 percent of $13,000,000
   Non-obligatory surety
     quota share ............... $10,500,000      70 percent of $35,000,000
   Boiler ...................... $         -     100 percent of $50,000,000
   Property - terrorism ........ $10,000,000     100 percent of $30,000,000
   Workers' compensation -
     terrorism ................. $14,000,000     100 percent of $46,000,000
   Employment practices
     liability ................. $   500,000      50 percent of $ 1,000,000

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

     The major participants in the pool members' reinsurance programs as of December 31, 2002 are presented below. The percentages represent the reinsurers' share of the total reinsurance protection under all coverages. Each type of coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within these coverages. The property per risk, property catastrophe and casualty reinsurance programs are handled by a reinsurance intermediary (broker). The reinsurance of those programs is syndicated to approximately 40 domestic and foreign reinsurers.

     In formulating reinsurance programs, Employers Mutual is selective in its choice of reinsurers. Employers Mutual selects reinsurers on the basis of financial stability and long-term relationships, as well as price of the coverage. Reinsurers are generally required to have a Best's rating of "A-" or higher and policyholders' surplus of $50,000,000 ($100,000,000 for casualty reinsurance).
                                                         Percent
                                                        of total      2002
Property per risk, property catastrophe                reinsurance   Best's
and casualty coverages:                                protection    rating
---------------------------------------                ----------    ------
Underwriters at Lloyd's of London ....................     29.0%        A-
Mutual Reinsurance Bureau ............................     19.8        (2)
XL Reinsurance America, Inc. .........................      9.6         A+
Converium AG, Zurich .................................      6.5        (1)
Transatlantic Reinsurance Company ....................      5.8         A++

Workers' compensation excess coverage:
--------------------------------------
Underwriters at Lloyd's of London ....................     89.4%        A-
Terra Nova Insurance Company, Ltd. ...................      7.7        (1)

Umbrella coverage:
------------------
General Reinsurance Corporation ......................    100.0%        A++

Fidelity and surety coverages:
------------------------------
SCOR Reinsurance Company .............................     42.0%        A
Hannover Ruckversicherung AG .........................     18.0        (1)
Transatlantic Reinsurance Company ....................     18.0         A++
Everest Reinsurance Company ..........................     17.0         A+
Berkley Insurance Company ............................      5.0         A

Boiler coverage:
----------------
Hartford Steam Boiler Inspection and Insurance Company    100.0%        A+

Property - terrorism:
---------------------
Underwriters at Lloyd's of London ....................    100.0%        A-

Workers' compensation - terrorism:
----------------------------------
Underwriters at Lloyd's of London ....................     49.0%        A-
Axis Specialty LTD ...................................     11.7        (1)
Everest Reinsurance Company ..........................      8.4         A+
Odyssey America Reinsurance Corporation ..............      7.7         A


(1)  Not rated.

(2) Mutual Reinsurance Bureau (MRB) is composed of Employers Mutual and four other nonaffiliated mutual insurance companies. Each of the five members cede primarily property insurance to MRB and assume, on an equal and joint basis, proportionate shares of this business. Each member benefits from the increased capacity provided by MRB. MRB is backed by the financial strength of the five member companies. All of the members of MRB were assigned an "A-" (Excellent) or better rating by A.M. Best.

     Premiums ceded under the pool members' reinsurance programs by all pool members and by the Company's property and casualty insurance subsidiaries for the year ended December 31, 2002 are presented below. Each type of reinsurance coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within the coverages. Since each layer of coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer's overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives.
                                                         Premiums ceded by
                                                     ------------------------
                                                                   Property
                                                                 and casualty
                                                       All pool   insurance
Reinsurer                                              members   subsidiaries
---------                                            ----------- ------------
General Reinsurance Corporation..................... $ 6,498,922 $  1,527,247
Hartford Steam Boiler Inspection & Insurance Company   6,266,751    1,472,686
XL Reinsurance America Inc. ........................   2,281,111      536,061
Converium AG, Zurich ...............................   1,411,896      331,796
Managing Agency Partners ...........................   1,401,000      329,235
SCOR Reinsurance Company ...........................   1,278,935      300,550
Transatlantic Reinsurance Company ..................   1,175,209      276,174
Amlin Underwriting .................................     963,432      226,407
Hannover Ruckversicherung AG .......................     947,678      222,704
PXRE Reinsurance Company ...........................     638,964      150,157
Other Reinsurers ...................................   9,997,208    2,349,343
                                                     ----------- ------------
  Total ............................................ $32,861,106 $  7,722,360
                                                     =========== ============

     The parties to the pooling agreement also cede reinsurance on both a voluntary and a mandatory basis to state and national organizations in connection with various workers' compensation and assigned risk programs and to private organizations established to handle large risks. Premiums ceded by all pool members and by the Company's property and casualty insurance subsidiaries for the year ended December 31, 2002 are presented below.

                                                         Premiums ceded by
                                                     ------------------------
                                                                    Property
                                                                 and casualty
                                                       All pool    insurance
Reinsurer                                              members   subsidiaries
---------                                            ----------- ------------
Wisconsin Compensation Rating Bureau ............... $10,669,290 $  2,507,283
North Carolina Reinsurance Facility ................   1,434,632      337,139
Mutual Reinsurance Bureau ..........................   1,093,509      256,975
Other Reinsurers ...................................   1,128,870      265,284
                                                     ----------- ------------
  Total ............................................ $14,326,301 $  3,366,681
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

     The September 11, 2001 terrorist attack on the World Trade Center had a significant impact on the pricing and terms of reinsurance coverage for 2002. The parties to the pooling agreement were not immune to these factors and experienced significantly higher costs and increased retentions when their reinsurance program was renewed in January 2002. In addition, the parties to the pooling agreement elected to purchase separate terrorism coverage for 2002 in order to provide limited protection from future terrorist exposures, as all standard reinsurance policies excluded coverage for terrorist activities.

RELATIONSHIP BETWEEN NET PREMIUMS WRITTEN AND SURPLUS

     The amount of insurance a property and casualty insurance company writes under industry standards is commonly expressed as a multiple of its surplus calculated in accordance with statutory accounting practices. Generally, a ratio of 3 to 1 or less is considered satisfactory by regulatory authorities. The ratios of the pool members for the past three years are as follows:

                                                 Year ended December 31,
                                             ------------------------------
                                             2002         2001         2000
                                             ----         ----         ----
      Employers Mutual ....................  1.55         1.35         1.01
      EMCASCO .............................  2.41         2.25         2.39
      Illinois EMCASCO ....................  2.36         2.20         2.46
      Dakota Fire .........................  2.41         2.23         2.46
      Farm and City .......................  2.49         2.70         2.32
      EMC Property & Casualty Company .....   .94          .97          .87
      Union Insurance Company of Providence   .93          .96          .86
      Hamilton Mutual Insurance Company ...  2.13         2.34         1.94

     The 2002 and 2001 ratios for three of the Company's property and casualty insurance subsidiaries (EMCASCO, Illinois EMCASCO and Dakota Fire) reflect the issuance of an aggregate of $25,000,000 of surplus notes to Employers Mutual on December 28, 2001. Surplus notes are considered to be a component of surplus for statutory reporting purposes; however, under generally accepted accounting principals, surplus notes are considered to be debt and are reported as a liability in the Company's financial statements.


OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The property and casualty insurance subsidiaries' reserve information is included in the property and casualty loss reserve development for 2002. See "Property and Casualty Insurance Subsidiaries and Reinsurance Subsidiary - Outstanding Losses and Settlement Expenses."


REINSURANCE

     The reinsurance subsidiary is a property and casualty treaty reinsurer with a concentration in property lines. The reinsurance subsidiary assumes a 100 percent quota share portion of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts. The reinsurance subsidiary assumes its quota share portion of all premiums and related losses and settlement expenses of this business, subject to a maximum loss of $1,500,000 per event. The reinsurance subsidiary does not reinsure any of Employers Mutual's direct insurance business, or any "involuntary" facility or pool business that Employers Mutual assumes pursuant to state law. In addition, the reinsurance subsidiary is not liable for credit risk in connection with the insolvency of any reinsurers of Employers Mutual. Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

PRINCIPAL PRODUCTS

     The reinsurance subsidiary assumes both pro rata and excess of loss reinsurance from Employers Mutual. The following table sets forth the assumed written premiums of the reinsurance subsidiary for the three years ended December 31, 2002.

                                     Percent          Percent          Percent
                                       of               of               of
Line of Business               2002   total     2001   total     2000   total
----------------             -------  -----   -------  -----   -------  -----
                                              (Dollars in thousands)
Pro rata reinsurance:
      Property and Casualty  $ 2,457    3.2%  $ 3,864    5.8%  $14,441   30.4%
      Property .............  20,379   26.8    16,694   25.1     7,399   15.6
      Crop .................   1,160    1.5     2,372    3.6     4,188    8.8
      Casualty .............  11,949   15.7    10,537   15.9     5,319   11.2
      Marine/aviation ......  11,765   15.4     6,143    9.3     1,869    3.9
      Other ................     211    0.3       122    0.2       374    0.8
                             -------  -----   -------  -----   -------  -----
        Total pro rata
          Reinsurance ......  47,921   62.9    39,732   59.9    33,590   70.7
                             -------  -----   -------  -----   -------  -----
Excess reinsurance:
  Excess per risk
    reinsurance:
      Property .............   9,066   11.9     7,406   11.2     3,011    6.3
      Casualty .............   9,737   12.8     7,915   11.9     3,882    8.2
      Other ................   2,039    2.7     1,571    2.4       856    1.8
                             -------  -----   -------  -----   -------  -----
        Total excess per
          risk reinsurance    20,842   27.4    16,892   25.5     7,749   16.3
                             -------  -----   -------  -----   -------  -----
  Excess catastrophe/
    aggregate reinsurance:
      Property .............   6,076    8.0     8,662   13.1     5,357   11.3
      Crop .................     493    0.6       392    0.6       297    0.6
      Other ................     872    1.1       609    0.9       537    1.1
                             -------  -----   -------  -----   -------  -----
        Total excess
          catastrophe/
          aggregate
          reinsurance ......   7,441    9.7     9,663   14.6     6,191   13.0
                             -------  -----   -------  -----   -------  -----
        Total excess
          Reinsurance ......  28,283   37.1    26,555   40.1    13,940   29.3
                             -------  -----   -------  -----   -------  -----
        Total .............. $76,204  100.0%  $66,287  100.0%  $47,530  100.0%
                             =======  =====   =======  =====   =======  =====

MARKETING

     Over the last several years Employers Mutual has emphasized writing excess of loss reinsurance business and has worked to increase its participation on existing contracts that had favorable terms. Employers Mutual strives to be flexible in the types of reinsurance products it offers, but generally limits its writings to direct reinsurance business rather than providing retrocessional covers. During the last three years there has been a trend in the reinsurance marketplace for "across the board" participation on excess of loss reinsurance contracts. As a result, reinsurance companies must be willing to participate on all layers offered under a specific contract in order to be considered a viable reinsurer.

COMPETITION

     The reinsurance marketplace is generally considered to be competitive; however, competition for reinsurance business has declined significantly as a result of the September 11, 2001 terrorist attack on the World Trade Center. Industry wide premium increases for January 2003 renewals averaged 11.2 percent for excess of loss business and retentions increased again this year as well. Exclusions for terrorist activities remained commonplace. The market for terrorism coverage is still evolving, but is becoming more available (sometimes including nuclear, biological and chemical perils). Terrorism coverage is still being written on a stand-alone basis, but this may change in the future. New reinsurance capacity, primarily from Bermuda, has entered the reinsurance marketplace to take advantage of higher reinsurance pricing, which could lead to increased rate competition in the future.

     Employers Mutual competes in the global reinsurance market with numerous reinsurance companies, many of which have greater financial resources. Competition for reinsurance business is based on many factors, including financial strength, industry ratings, stability in products offered and licensing status. During the last several years, reinsurance brokers have tended to favor large, financially strong reinsurance companies who are able to provide "mega" line capacity for all lines of business. The Company faces the risk of reinsurance brokers becoming less interested in diversity and spread of reinsurance risk in favor of highly capitalized reinsurance companies.


REINSURANCE CEDED

     The reinsurance subsidiary does not purchase outside reinsurance protection due to the $1,500,000 cap on losses assumed per event under the terms of the quota share agreement with Employers Mutual. The reinsurance subsidiary pays an annual override commission to Employers Mutual for this protection, which amounted to $3,429,148 in 2002. The reinsurance subsidiary also pays for 100 percent of the outside reinsurance protection Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business. This cost is recorded as a reduction to the premiums received by the reinsurance subsidiary and amounted to $3,247,969 in 2002.


BEST'S RATING

     The most recent Best's Property Casualty Key Rating Guide gives the reinsurance subsidiary an "A-" (Excellent) policyholders' rating. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not necessarily directed toward the protection of investors.


OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The reinsurance subsidiary's reserve information is included in the property and casualty loss reserve development for 2002. See "Property and Casualty Insurance Subsidiaries and Reinsurance Subsidiary - Outstanding Losses and Settlement Expenses."

PROPERTY AND CASUALTY INSURANCE SUBSIDIARIES AND REINSURANCE SUBSIDIARY
-----------------------------------------------------------------------
     Employers Mutual provides various services to all of its subsidiaries and affiliates. Such services include data processing, claims, financial, actuarial, auditing, marketing and underwriting. Employers Mutual allocates a portion of the cost of these services to the subsidiaries that do not participate in the pooling agreement based upon a number of criteria, including usage and number of transactions. The remaining costs are charged to the pooling agreement and each pool participant shares in the total cost in accordance with its pool participation percentage. Costs allocated to the Company by Employers Mutual for services provided to the holding company and its subsidiaries that do not participate in the pooling agreement amounted to $1,765,179, $2,040,822 and $1,674,704 in 2002, 2001 and 2000, respectively.
Costs allocated to the Company through the operation of the pooling agreement amounted to $56,897,066, $51,041,812 and $46,796,784 in 2002, 2001 and 2000,
respectively.


STATUTORY COMBINED RATIOS

     The following table sets forth the statutory combined ratios of the Company's insurance subsidiaries and the property and casualty insurance industry averages for the five years ended December 31, 2002. The combined ratios below are the sum of the following: the loss ratio, calculated by dividing losses and settlement expenses incurred by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written and policyholder dividends by net premiums earned.

     Generally, if the combined ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.
                                             Year ended December 31,
                                     --------------------------------------
                                      2002    2001    2000    1999    1998
                                     ------  ------  ------  ------  ------
Property and casualty insurance
      Loss ratio ...................   69.8%   83.0%   82.2%   83.6%   83.5%
      Expense ratio ................   31.2    28.5    30.8    32.0    33.3
                                     ------  ------  ------  ------  ------
        Combined ratio .............  101.0%  111.5%  113.0%  115.6%  116.8%
                                     ======  ======  ======  ======  ======
Reinsurance
      Loss ratio ...................   70.7%   86.6%   86.1%   83.1%   75.4%
      Expense ratio ................   31.6    29.1    29.1    30.6    31.1
                                     ------  ------  ------  ------  ------
        Combined ratio .............  102.3%  115.7%  115.2%  113.7%  106.5%
                                     ======  ======  ======  ======  ======
Total insurance operations
      Loss ratio ...................   70.0%   83.8%   83.0%   83.5%   81.9%
      Expense ratio ................   31.3    28.6    30.5    31.7    32.9
                                     ------  ------  ------  ------  ------
        Combined ratio .............  101.3%  112.4%  113.5%  115.2%  114.8%
                                     ======  ======  ======  ======  ======
Property and casualty insurance
  industry averages (1)
      Loss ratio ...................   79.6%   88.5%   81.5%   78.6%   76.3%
      Expense ratio ................   26.1    27.5    28.9    29.2    29.4
                                     ------  ------  ------  ------  ------
        Combined ratio .............  105.7%  116.0%  110.4%  107.8%  105.7%
                                     ======  ======  ======  ======  ======

(1) As reported by A.M. Best Company. The ratio for 2002 is an estimate; the actual combined ratio is not currently available.

     The 2001 expense ratios and combined ratios for "property and casualty insurance" and "total insurance operations" are distorted by $13,884,000 of additional written premiums that were recorded in 2001 in connection with a change in the recording of installment-based insurance policies. Excluding this adjustment, the expense ratios would have been 30.2 percent and 30.0 percent, respectively, and the combined ratios would have been 113.2 percent and 113.8 percent, respectively.

REINSURANCE CEDED

     The following table presents amounts due to the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums as of December 31, 2002:
                                                                    2002
                                           Amount      Percent     Best's
                                        recoverable    of total    rating
                                        -----------    --------    ------
Wisconsin Compensation Rating Bureau .. $ 3,797,448        27.1%      (1)
National Workers' Compensation
  Reinsurance Pool ....................   2,003,320        14.3       (1)
General Reinsurance Corporation .......   1,723,130        12.3        A++
Hartford Steam Boiler Insp. & Ins. ....     883,109         6.3        A+
PXRE Reinsurance Company ..............     508,533         3.6        A
XL Reinsurance America ................     459,721         3.3        A+
Hartford Fire Insurance Company .......     426,556         3.0        A+
SCOR Reinsurance Company ..............     382,242         2.7        A
American Re-Insurance Company .........     381,273         2.7        A++
Minnesota Workers' Comp Reins Assoc ...     374,220         2.7       (2)
Other Reinsurers ......................   3,085,483        22.0
                                        -----------       -----
      Total ........................... $14,025,035(3)    100.0%
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

(2)  Not rated.

(3) The total amount recoverable at December 31, 2002 represented $1,214,512 in paid losses and settlement expenses, $10,367,624 in unpaid losses and settlement expenses and $2,442,899 in unearned premiums.

     The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred for the three years ended December 31, 2002 is presented below.
                                              Year ended December 31,
                                     ----------------------------------------
                                         2002          2001          2000
                                     ------------  ------------  ------------
Premiums written:
    Direct ........................  $235,596,547  $272,027,823  $249,896,499
    Assumed from nonaffiliates ....     3,985,370     1,898,509     1,220,442
    Assumed from affiliates .......   320,940,551   299,990,245   244,762,032
    Ceded to nonaffiliates ........   (11,089,041)  (11,189,227)   (8,347,822)
    Ceded to affiliates ...........  (235,596,547) (272,027,823) (249,896,499)
                                     ------------  ------------  ------------
      Net premiums written ........  $313,836,880  $290,699,527  $237,634,652
                                     ============  ============  ============
Premiums earned:
    Direct ........................  $241,939,466  $255,764,274  $245,078,165
    Assumed from nonaffiliates ....     3,501,616     1,786,132     1,194,835
    Assumed from affiliates .......   304,462,790   274,352,821   237,946,894
    Ceded to nonaffiliates ........   (10,921,373)  (10,859,095)   (7,683,287)
    Ceded to affiliates ...........  (241,939,466) (255,764,274) (245,078,165)
                                     ------------  ------------  ------------
      Net premiums earned .........  $297,043,033  $265,279,858  $231,458,442
                                     ============  ============  ============
Losses and settlement expenses
  incurred:
    Direct ........................  $165,218,514  $221,314,633  $208,604,970
    Assumed from nonaffiliates ....     2,876,808     1,336,824       400,360
    Assumed from affiliates .......   206,614,356   227,650,959   194,017,734
    Ceded to nonaffiliates ........    (2,433,308)   (7,069,033)   (4,896,420)
    Ceded to affiliates ...........  (165,218,514) (221,314,633) (208,604,970)
                                     ------------  ------------  ------------
      Net losses and settlement
        expenses incurred .........  $207,057,856  $221,918,750  $189,521,674
                                     ============  ============  ============

     Effective January 1, 2001, the Company began recording the full-term written premium at the inception of insurance policies that are billed on an installment basis. Previously, such amounts were recorded as each installment became due. As a result, written premiums assumed from affiliates for 2001 increased $13,884,423. Earned premiums were not affected by this change, as unearned premiums were increased by the same amount.


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

     Despite the inherent uncertainties of estimating insurance company loss and settlement expense reserves, management believes that the Company's reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that the Company's reserves for losses and settlement expenses at December 31, 2002 are adequate.

     The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the property and casualty insurance subsidiaries and the reinsurance subsidiary. Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements.

                                             Year ended December 31,
                                     ----------------------------------------
                                         2002          2001          2000
                                     ------------  ------------  ------------
Gross reserves at beginning of year  $314,518,588  $286,489,028  $266,514,024

Ceded reserves at beginning of year   (11,848,597)  (11,224,797)  (10,260,815)
                                     ------------  ------------  ------------
Net reserves at beginning of year ..  302,669,991   275,264,231   256,253,209
                                     ------------  ------------  ------------
Incurred losses and
  settlement expenses
---------------------
  Provision for insured events
    of the current year ............  200,059,798   216,752,003   191,425,036

  Increase (decrease) in provision
    for insured events of prior
    years ..........................    6,998,058     5,166,747    (1,903,362)
                                     ------------  ------------  ------------
        Total incurred losses and
          settlement expenses ......  207,057,856   221,918,750   189,521,674
                                     ------------  ------------  ------------
Payments
--------
  Losses and settlement expenses
    attributable to insured events
    of the current year ............   81,124,276    94,983,112    82,912,082

  Losses and settlement expenses
    attributable to insured events
    of prior years .................  107,744,442    99,529,878    87,598,570
                                     ------------  ------------  ------------
        Total payments .............  188,868,718   194,512,990   170,510,652
                                     ------------  ------------  ------------

Net reserves at end of year ........  320,859,129   302,669,991   275,264,231

Ceded reserves at end of year ......   10,367,624    11,848,597    11,224,797
                                     ------------  ------------  ------------
Gross reserves at end of year ...... $331,226,753  $314,518,588  $286,489,028
                                     ============  ============  ============

     The following table shows the calendar year development of loss and settlement expense reserves of the property and casualty insurance subsidiaries and the reinsurance subsidiary. Amounts presented are on a net basis with (i) a reconciliation of the net loss and settlement expense reserves to the gross amounts presented in the consolidated financial statements and (ii) disclosure of the gross re-estimated loss and settlement expense reserves and the related re-estimated reinsurance receivables.

     Reflected in this table is (1) the change in the pooling agreement whereby effective January 1, 1993 the voluntary reinsurance business written by Employers Mutual is no longer subject to cession to the pool members, (2) the commutation of two reinsurance contracts under the reinsurance subsidiary's quota share agreement in 1993, (3) the gross-up of reserve amounts associated with the National Workers' Compensation Reinsurance Pool at December 31, 1993, (4) the reinsurance subsidiary's commutation of all outstanding reinsurance balances ceded to Employers Mutual under catastrophe and aggregate excess of loss reinsurance treaties related to accident years 1991 through 1993 in 1994, and (5) the increase in the reinsurance subsidiary's quota share assumption of Employers Mutual's assumed reinsurance business from 95 percent to 100 percent in 1997. The table has been restated to reflect the addition of Hamilton Mutual to the pooling agreement effective January 1, 1997 and the addition of Farm and City to the pooling agreement effective January 1, 1998.

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

     During the last three years the Company has experienced adverse development in the provision for insured events of prior years. The majority of this adverse development has come from the property and casualty insurance subsidiaries, although the reinsurance subsidiary has experienced similar declines. The adverse development in the property and casualty insurance segment is primarily attributed to an increase in IBNR reserves, the establishment of $2,100,000 of additional IBNR asbestos reserves, a revaluation of individual claim liabilities in select lines of business, a revaluation of formula based settlement expense reserves and an increase in paid settlement expenses. The adverse development in the reinsurance segment is attributed to construction defect claims arising from a reinsurance pool that the reinsurance subsidiary participates in. The company has historically experienced favorable development in its reserves and its reserving practices have not changed; however, the amount of development experienced will fluctuate from year to year as individual claims are settled and new information becomes available on open claims.

                                                                 Year ended December 31,
                                 --------------------------------------------------------------------------------------------------
(Dollars in thousands)             1992     1993     1994     1995     1996     1997     1998     1999     2000     2001     2002
                                   ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
Statutory reserves for losses
  and settlement expenses ...... $180,797  182,072  191,514  196,293  191,892  205,606  230,937  257,201  276,103  303,643  321,945

Reclassification of reserve
  amounts associated with the
  National Workers' Compensation
  Reinsurance Pool .............   11,364        -        -        -        -        -        -        -        -        -        -

Retroactive restatement of
  reserves in conjunction with
  admittance of new participants
  into the pooling agreement ...    5,314    5,248    6,603    6,809    7,018    3,600        -        -        -        -
                                 --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Statutory reserves after
  reclassification .............  197,475  187,320  198,117  203,102  198,910  209,206  230,937  257,201  276,103  303,643  321,945

GAAP adjustments ...............   (2,026)  (2,405)  (2,479)  (3,098)  (3,186)    (858)    (890)    (948)    (839)    (973)  (1,086)
                                 --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Reserves for losses and
  settlement expenses ..........  195,449  184,915  195,638  200,004  195,724  208,348  230,047  256,253  275,264  302,670  320,859

Paid (cumulative) as of:
  One year later ...............   78,000   60,162   57,247   62,012   59,856   62,949   77,699   87,599   99,530  107,744        -
  Two years later ..............  109,985   89,153   88,831   92,626   92,191   99,870  119,620  138,701  156,337        -        -
  Three years later ............  127,885  107,372  106,691  112,985  113,343  122,455  147,561  173,840        -        -        -
  Four years later .............  137,783  116,856  118,705  124,450  126,507  136,975  167,529        -        -        -        -
  Five years later .............  143,876  123,843  126,384  132,044  135,321  148,708        -        -        -        -        -
  Six years later ..............  148,518  128,931  130,977  137,522  143,105        -        -        -        -        -        -
  Seven years later ............  151,895  132,036  134,923  143,044        -        -        -        -        -        -        -
  Eight years later ............  154,160  135,007  139,263        -        -        -        -        -        -        -        -
  Nine years later .............  156,276  137,630        -        -        -        -        -        -        -        -        -
  Ten years later ..............  158,358        -        -        -        -        -        -        -        -        -        -

Reserves reestimated as of:
  End of year ..................  195,449  184,915  195,638  200,004  195,724  208,348  230,047  256,253  275,264  302,670  320,859
  One year later ...............  197,008  179,527  179,818  183,760  188,579  197,271  224,313  254,350  280,431  309,668        -
  Two years later ..............  192,318  170,653  173,162  182,285  185,465  194,287  225,288  256,111  288,465        -        -
  Three years later ............  186,730  166,778  172,118  179,797  181,392  193,505  227,010  260,715        -        -        -
  Four years later .............  186,133  166,133  170,570  176,176  180,686  192,824  229,336        -        -        -        -
  Five years later .............  186,319  165,548  167,763  175,465  179,898  195,910        -        -        -        -        -
  Six years later ..............  186,095  163,406  166,764  174,695  181,567        -        -        -        -        -        -
  Seven years later ............  184,174  161,985  166,280  176,012        -        -        -        -        -        -        -
  Eight years later ............  183,821  160,459  167,889        -        -        -        -        -        -        -        -
  Nine years later .............  181,840  162,578        -        -        -        -        -        -        -        -        -
  Ten years later ..............  184,146        -        -        -        -        -        -        -        -        -        -
                                 --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Cumulative redundancy
  (Deficiency) ................. $ 11,303   22,337   27,749   23,992   14,157   12,438      711   (4,462) (13,201)  (6,998)       -
                                 ========  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======
Gross loss and settlement
  expense reserves
  - end of year (A) ............ $220,703  202,370  209,785  212,231  209,521  221,378  245,610  266,514  286,489  314,519  329,158

Reinsurance receivables ........   25,254   17,455   14,147   12,227   13,797   13,030   15,563   10,261   11,225   11,849   10,368
                                 --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Net loss and settlement expense
  reserves - end of year ....... $195,449  184,915  195,638  200,004  195,724  208,348  230,047  256,253  275,264  302,670  318,790
                                 ========  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======
Gross re-estimated reserves
  - latest (B) ................. $206,364  178,021  181,813  190,493  198,257  210,400  244,577  270,710  299,749  320,604  331,227
Re-estimated reinsurance
  receivables - latest .........   22,218   15,443   13,924   14,481   16,690   14,490   15,241    9,995   11,284   10,936   10,368
                                 --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Net re-estimated reserves
  - latest ..................... $184,146  162,578  167,889  176,012  181,567  195,910  229,336  260,715  288,465  309,668  320,859
                                 ========  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======
Gross cumulative redundancy
  (deficiency) (A-B) ........... $ 14,339   24,349   27,972   21,738   11,264   10,978    1,033   (4,196) (13,260)  (6,085)       -
                                 ========  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======


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

     During 2002, the Company re-evaluated the estimated ultimate losses for direct asbestos and environmental exposures. Based on this re-evaluation, the Company reallocated $752,000 of bulk IBNR reserves and $324,000 of settlement expense reserves to these exposures. In addition, the company took a proactive approach to evaluate the adequacy of its asbestos reserves and commissioned a "ground-up" study to better quantify its exposure to asbestos liabilities. This study concluded that the Company's exposure for direct asbestos claims ranged from $1,000,000 to $5,100,000, with a point estimate of $3,000,000 at December 31, 2002. Based on this study, the Company elected to increase the IBNR reserves carried for direct asbestos exposures by $2,100,000 at December 31, 2002, to $3,000,000. The study and its results assume no improvement in the current asbestos litigation environment; however, federal legislation currently being considered could reduce the ultimate losses from asbestos litigation below the levels currently being projected for the industry.

     Based upon current facts, management believes the reserves established for asbestos and environmental related claims at December 31, 2002 are adequate. Although future changes in the legal and political environment may result in adjustments to these reserves, management believes any adjustments will not have a material impact on the financial condition or results of operations of the Company.

     The following table presents asbestos and environmental related losses and settlement expenses incurred and reserves outstanding for the Company:

                                                  Year ended December 31,
                                             --------------------------------
                                                2002       2001       2000
                                             ---------- ---------- ----------
Losses and settlement expenses incurred:
  Asbestos:
    Property and casualty insurance ........ $2,377,631 $   64,451 $  518,480
    Reinsurance ............................    (25,001)    (9,167)  (135,695)
                                             ---------- ---------- ----------
                                              2,352,630     55,284    382,785
                                             ---------- ---------- ----------
  Environmental:
    Property and casualty insurance ........    774,489   (120,610)    96,828
    Reinsurance ............................     21,479     20,615    167,238
                                             ---------- ---------- ----------
                                                795,968    (99,995)   264,066
                                             ---------- ---------- ----------
        Total losses and settlement
          expenses incurred ................ $3,148,598 $  (44,711)$  646,851
                                             ========== ========== ==========
Loss and settlement expense reserves:
  Asbestos:
    Property and casualty insurance ........ $2,982,809 $  719,590 $  715,472
    Reinsurance ............................    533,687    566,477    589,518
                                             ---------- ---------- ----------
                                              3,516,496  1,286,067  1,304,990
                                             ---------- ---------- ----------
  Environmental:
    Property and casualty insurance ........  1,175,541    454,460    711,690
    Reinsurance ............................    834,906    824,988    812,572
                                             ---------- ---------- ----------
                                              2,010,447  1,279,448  1,524,262
                                             ---------- ---------- ----------
        Total loss and settlement expense
          reserves ......................... $5,526,943 $2,565,515 $2,829,252
                                             ========== ========== ==========

EMPLOYEES
---------

     EMC Insurance Group Inc. and its subsidiaries have no employees. The Company's business activities are conducted by the 2,165 employees of Employers Mutual. EMC Insurance Group Inc., EMC Reinsurance Company and Underwriters, LLC are charged their proportionate share of salary and employee benefit costs based on time allocations. Costs not allocated to these companies and other subsidiaries of Employers Mutual outside the pooling agreement are charged to the participants in the pooling agreement. The property and casualty insurance subsidiaries share the costs charged to the pooling agreement in accordance with their pool participation percentages.
See "Property and Casualty Insurance - Pooling Agreement."


REGULATION
----------

     The Company's insurance subsidiaries are subject to extensive regulation and supervision by their state of domicile, as well as those states in which they do business. The purpose of such regulation and supervision is primarily to provide safeguards for policyholders rather than to protect the interests of stockholders. The insurance laws of the various states establish regulatory agencies with broad administrative powers, including the power to grant or revoke operating licenses and to regulate trade practices, investments, premium rates, deposits of securities, the form and content of financial statements and insurance policies, accounting practices and the maintenance of specified reserves and capital for the protection of policyholders.

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

     State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer's surplus as regards policyholders be reasonable and adequate in relation to its liabilities. Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance. "Extraordinary" dividends or distributions are subject to prior approval and are defined as dividends or distributions made within a 12 month period which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis. North Dakota imposes similar restrictions on the payment of dividends and distributions. At December 31, 2002, $16,784,451 was available for distribution in 2003 to the Company without prior approval. See note 6 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

     The NAIC utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty. This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 2002, the Company's insurance subsidiaries had total adjusted statutory capital of $140,323,534, which is well in excess of the minimum risk-based capital requirement of $35,865,587.

ITEM 2.  PROPERTIES.
-------  -----------

     The Company does not own any real property. Lease costs of the Company's office facilities in Bismarck, North Dakota, which total approximately $332,000 annually, are included as expenses under the pooling agreement. Expenses of office facilities owned and leased by Employers Mutual are borne by the parties to the pooling agreement, less the rent received from the space used and paid for by non-insurance subsidiaries and outside tenants. See "Property and Casualty Insurance - Pooling Agreement" under Item 1 of this Form 10-K.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

     None.


                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------  -------------------------------------------------
         STOCKHOLDER MATTERS.
         --------------------

     The "Stockholder Information" section from the Company's Annual Report to Stockholders for the year ended December 31, 2002, which is included as
Exhibit 13(d) to this Form 10-K, is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

     The "Selected Financial Data" section from the Company's Annual Report to Stockholders for the year ended December 31, 2002, which is included as
Exhibit 13(a) to this Form 10-K, is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section from the Company's Annual Report to Stockholders for the year ended December 31, 2002, which is included as
Exhibit 13(b) to this Form 10-K, is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------- -----------------------------------------------------------

     The information under the caption "Market Risk" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section from the Company's Annual Report to Stockholders for the year ended December 31, 2002, which is included as Exhibit 13(b) to this Form 10-K, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

     The consolidated financial statements from the Company's Annual Report to Stockholders for the year ended December 31, 2002, which is included as
Exhibit 13(c) to this Form 10-K, are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------  ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         ------------------------------------

     None.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

     See the information under the caption "Election of Directors" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 20, 2003, which information is incorporated herein by reference.

     The following sets forth information regarding all executive officers of the Company.

         NAME         AGE                      POSITION
Bruce G. Kelley        49        President and Chief Executive Officer of the
                                 Company and of Employers Mutual since 1992.
                                 Treasurer of Employers Mutual from 1996 until
                                 2000 and the Company from 1996 until February
                                 2001.  He was President and Chief Operating
                                 Officer of the Company and Employers Mutual from 1991 to 1992 and was Executive Vice
                                 President of the Company and Employers Mutual from 1989 to 1991. He has been employed by Employers Mutual since 1985.

William A. Murray      56        Executive Vice President and Chief Operating
                                 Officer of the Company and Employers Mutual since 2001. He was Resident Vice President and Branch Manager of Employers Mutual from
                                 1992 until 2001. He has been employed by Employers Mutual since 1985.

Ronald W. Jean         53        Executive Vice President for Corporate
                                 Development of the Company and Employers
                                 Mutual since 2000.  He was Senior Vice
                                 President - Actuary of the Company and
                                 Employers Mutual from 1997 until 2000. He was Vice President - Actuary of the Company and Employers Mutual from 1985 until 1997.
                                 He has been employed by Employers Mutual since 1979.

John D. Isenhart       65        Senior Vice President of the Company since
                                 1997 and of Employers Mutual since 1992.
                                 He has been employed by Employers Mutual since 1963.

Raymond W. Davis       57        Senior Vice President - Investments of the
                                 Company and Employers Mutual since 1998.
                                 Treasurer of the Company since 2001 and of Employers Mutual since 2000. He was Vice
                                 President - Investments of the Company and of Employers Mutual from 1985 until 1998. He has been employed by Employers Mutual since
                                 1979.

          NAME         AGE                      POSITION
Donald D. Klemme       57        Senior Vice President - Administration and
                                 Secretary of the Company since 1998.  Senior
                                 Vice President - Administration of Employers
                                 Mutual since 1998.  He was Vice President -
                                 Administration and Secretary of the Company from 1996 until 1998 and was Vice President -
                                 Director of Internal Audit prior to that. He has been employed by Employers Mutual since
                                 1972.

David O. Narigon       50        Senior Vice President - Claims of the Company
                                 and of Employers Mutual since 1998. He was Vice President - Claims of the Company from
                                 1988 until 1998. He has been employed by Employers Mutual since 1983.

Mark E. Reese          45        Vice President of the Company and Employers
                                 Mutual since 1996 and Chief Financial Officer of the Company and Employers Mutual since
                                 1997.  He has been employed by Employers
                                 Mutual since 1984.

Section 16(a) Beneficial Ownership Reporting Compliance

     During 2002, there were two occasions when Form 4 was not filed on a timely basis for directors of Employers Mutual Casualty Company. In both instances, the information was inadvertently sent late to the Company and the filings were not made on a timely basis. Mr. Lanning Macfarland, Jr. sold 2,000 shares in March and Dr. John Kelley sold 6,782 shares in May. The Form 4 on these two transactions were filed nine days and eleven days late, respectively. The Company has taken the appropriate steps that should prevent this from happening in the future.


ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

     See the information under the caption "Compensation of Management" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 20, 2003, which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
--------  ------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS.
          ----------------------------

     See the information under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management and Directors" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 20, 2003, which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

     See the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 20, 2003, which information is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES.
--------  ------------------------

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


                                   PART IV
                                   -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------

(a)  List of Financial Statements and Schedules.

     1.  Financial Statements
                                                                         Page
                                                                        ------
         Report of Ernst & Young LLP, Independent Auditor ............    29*
         Report of KPMG LLP, Independent Auditor .....................    30*
         Consolidated Balance Sheets, December 31, 2002 and 2001 .....    31*
         Consolidated Statements of Income for the years ended
            December 31, 2002, 2001 and 2000 .........................    33*
         Consolidated Statements of Comprehensive Income for the
            Years ended December 31, 2002, 2001 and 2000 .............    34*
         Consolidated Statements of Stockholders' Equity for the
            Years ended December 31, 2002, 2001 and 2000 .............    35*
         Consolidated Statements of Cash Flows for the years ended
            December 31, 2002, 2001 and 2000 .........................    36*
         Notes to Consolidated Financial Statements ..................  38-65*

         * Refers to the respective page of the financial information insert of EMC Insurance Group Inc.'s 2002 Annual Report to Stockholders. The Consolidated Financial Statements and Independent Auditors' Reports, which are included as Exhibit 13(c), are incorporated by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7, 7A and 8, such Annual Report shall not be deemed filed as part of this Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

     2.  Schedules                                                   Form 10-K
                                                                        Page
                                                                       ------
         Report of Ernst & Young LLP, Independent Auditors,
           On Schedules ..............................................   33
         Report of KPMG LLP, Independent Auditors, On Schedules ......   34
         Schedule I   - Summary of Investments - Other Than
                        Investments in Related Parties ...............   35
         Schedule II  - Condensed Financial Information of Registrant    36
         Schedule III - Supplementary Insurance Information ..........   39
         Schedule IV  - Reinsurance ..................................   40
         Schedule VI  - Supplemental Information Concerning
                          Property-Casualty Insurance Operations .....   41

         All other schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in the notes to the consolidated financial statements or are not significant in amount.

     3.  Management contracts and compensatory plan arrangements

         Exhibit 10(b).  2002 Senior Executive Compensation Bonus Program.
         Exhibit 10(d).  1982 Employers Mutual Casualty Company Incentive
                           Stock Option Plan, as amended.
         Exhibit 10(e).  Deferred Bonus Compensation Plans.
         Exhibit 10(f).  2002 Executive Bonus Program - EMC Reinsurance
                           Company.
         Exhibit 10(h).  Employers Mutual Casualty Company Excess Retirement
                           Benefit Agreement.
         Exhibit 10(i).  Employers Mutual Casualty Company 1993 Employee
                           Stock Purchase Plan.
         Exhibit 10(j).  1993 Employers Mutual Casualty Company Incentive
                           Stock Option Plan, as amended.
         Exhibit 10(k).  Employers Mutual Casualty Company Non-Employee
                           Director Stock Option Plan.
         Exhibit 10(l).  Employers Mutual Casualty Company Supplemental
                           Executive Retirement Plan.
         Exhibit 10(m).  EMCC Option It! Deferred Bonus Compensation Plan.
         Exhibit 10(n).  EMCC Board of Directors Option It! Deferred
                           Compensation Plan.
         Exhibit 10(o).  Employers Mutual Casualty Company Excess Deferral
                           Plan.
         Exhibit 10(p).  2003 Employers Mutual Casualty Company Incentive
                           Stock Option Plan.

(b)  Reports on Form 8-K.

     None

(c)  Exhibits.

     3.  Articles of incorporation and bylaws:

         (a) Articles of Incorporation of the Company, as amended. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1998.)

         (b) By-Laws of the Company, as amended. Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 2001.)

    10.  Material contracts.

         (a) Quota Share Reinsurance Contract between Employers Mutual Casualty Company and EMC Reinsurance Company. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 2000.)

         (b)  2002 Senior Executive Compensation Bonus Program.

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

         (f)  2002 Executive Bonus Program - EMC Reinsurance Company.

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

         (m) EMCC Option It! Deferred Bonus Compensation Plan. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 2001.)

         (n) EMCC Board of Directors Option It! Deferred Compensation Plan. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 2001.)

         (o) Employers Mutual Casualty Company Excess Deferral Plan. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 2001.)

         (p) 2003 Employers Mutual Casualty Company Incentive Stock Option Plan. (Incorporated by reference to Registration No. 333-103722.)

    13.  Annual Report to Security Holders.

         (a) Selected Financial Data from the Company's 2002 Annual Report to Stockholders.

         (b) Management's Discussion and Analysis of Financial Condition and Results of Operations from the Company's 2002 Annual Report to Stockholders.

         (c) Consolidated Financial Statements from the Company's 2002 Annual Report to Stockholders.

         (d) Stockholder Information from the Company's 2002 Annual Report to Stockholders.

    21.  Subsidiaries of the Registrant.

    23.  Consent of Experts and Counsel.

         (a) Consent of Ernst & Young LLP, Independent Auditors.

         (b) Consent of KPMG LLP, Independent Auditors.

    24.  Power of Attorney.

    99.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certification of Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d) Financial statements required by Regulation S-X which are excluded from the Annual Report to Stockholders by Rule 14a-3(b)(1).

     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2003.


                        EMC INSURANCE GROUP INC.

                        /s/ Bruce G. Kelley
                        -----------------------
                        Bruce G. Kelley
                        President and
                        Chief Executive Officer


                        /s/ Mark E. Reese
                        -----------------------
                        Mark E. Reese
                        Vice President - Chief Financial Officer
                        (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2003.


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

                        /s/ Bruce G. Kelley
                        ------------------------
                        Bruce G. Kelley
                        Director

                        /s/ Mark E. Reese
                        ------------------------
                        George W. Kochheiser*
                        Chairman of the Board

                        /s/ Mark E. Reese
                        ------------------------
                        Raymond A. Michel*
                        Director

                        /s/ Mark E. Reese
                        ------------------------
                        Fredrick A. Schiek*
                        Director


* by power of attorney

                                CERTIFICATIONS

I, Bruce G. Kelley, certify that:

  1.  I have reviewed this annual report on Form 10-K of EMC Insurance
      Group Inc.;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
          Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003
       ---------------
                                       /s/  Bruce G. Kelley
                                       -----------------------------
                                       Bruce G. Kelley, President
                                       and Chief Executive Officer

                                CERTIFICATIONS

I, Mark Reese, certify that:

  1.  I have reviewed this annual report on Form 10-K of EMC Insurance Group
      Inc.;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
          Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003
       --------------
                                       /s/  Mark E. Reese
                                       -----------------------------
                                       Mark E. Reese, Vice President
                                       and Chief Financial Officer

        REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS, ON SCHEDULES



     We have audited the consolidated financial statements of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2002 and 2001, and for the years then ended, and have issued our report thereon dated February 25, 2003 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in Item 15(a)2 of this Annual Report on Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. The financial statement schedules as of December 31, 2000 and for the year then ended were audited by other auditors whose report dated February 27, 2001, expressed an opinion that such financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

     In our opinion, the 2002 and 2001 financial statement schedules referred to above, when considered in relation to the 2002 and 2001 basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                       /s/ Ernst & Young LLP
                                       February 25, 2003
                                       Des Moines, Iowa

                REPORT OF KPMG LLP, INDEPENDENT AUDITORS, ON SCHEDULES



The Board of Directors and Stockholders
EMC Insurance Group Inc.:

     Under date of February 27, 2001, we reported on the consolidated balance sheet of EMC Insurance Group In. and Subsidiaries as of December 31, 2000 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended, as contained in Part II, Item 8 of the annual report on Form 10-K for the year 2000. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules listed in Part IV, Item 15(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

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




                                       /s/ KPMG LLP
                                       Des Moines, Iowa
                                       February 27, 2001

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                     Schedule I - Summary of Investments -
                   Other Than Investments in Related Parties

                              December 31, 2002

                                                                   Amount at
                                                                  which shown
                                                      Fair          in the
       Type of investment                Cost         value      balance sheet
       ------------------            ------------  ------------  -------------
Securities held-to-maturity:
  Fixed maturities:
    United States Government
      and government agencies
      and authorities .............. $ 49,956,691  $ 56,147,115   $ 49,956,691
    Mortgage-backed securities .....    5,076,984     5,491,922      5,076,984
                                     ------------  ------------   ------------
          Total fixed maturity
            securities .............   55,033,675    61,639,037     55,033,675
                                     ------------  ------------   ------------

Securities available-for-sale:
  Fixed maturities:
    United States Government
      and government agencies
      and authorities ..............  110,033,485   111,381,047    111,381,047
    States, municipalities and
      political subdivisions .......   81,425,249    87,116,088     87,116,088
    Mortgage-backed securities .....   12,594,103    13,641,956     13,641,956
    Debt securities issued by
      foreign governments ..........    6,483,656     7,587,710      7,587,710
    Public utilities ...............   46,979,003    49,106,908     49,106,908
    Corporate securities ...........  202,329,432   217,022,257    217,022,257
                                     ------------  ------------   ------------
          Total fixed maturity
            securities .............  459,844,928   485,855,966    485,855,966
                                     ------------  ------------   ------------
  Equity securities:
    Common stocks
      Banks, trusts and insurance
        companies ..................    5,059,135     5,545,442      5,545,442
      Industrial, miscellaneous and
        all other ..................   32,884,895    28,593,543     28,593,543
      Non-redeemable preferred
        stocks .....................      500,000       458,000        458,000
                                     ------------  ------------   ------------
          Total equity securities ..   38,444,030    34,596,985     34,596,985
                                     ------------  ------------   ------------
Other long-term investments ........    3,057,000     3,057,000      3,057,000

Short-term investments .............   29,650,230    29,650,230     29,650,230
                                     ------------  ------------   ------------
            Total investments ...... $586,029,863  $614,799,218   $608,193,856
                                     ============  ============   ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

         Schedule II - Condensed Financial Information of Registrant

                           Condensed Balance Sheets


                                                         December 31,
                                                  --------------------------
                                                      2002          2001
                                                  ------------  ------------
ASSETS
Investment in common stock of
  subsidiaries (equity method) .................. $154,552,425  $137,738,931
Fixed maturity investments:
  Securities available-for-sale, at fair value ..    1,676,455     1,556,475
Short-term investments ..........................    1,455,824       988,555
Cash ............................................       58,676       227,541
Accrued investment income .......................       42,088        41,333
Income taxes recoverable ........................      212,502         3,259
Deferred income taxes ...........................       12,764       103,490
                                                  ------------  ------------
     Total assets ............................... $158,010,734  $140,659,584
                                                  ============  ============

LIABILITIES
Accounts payable ................................ $    227,207  $    163,416
Indebtedness to related party ...................       15,163        38,545
                                                  ------------  ------------
     Total liabilities ..........................      242,370       201,961
                                                  ------------  ------------

STOCKHOLDERS' EQUITY
Common stock, $1 par value,
  authorized 20,000,000 shares;
  issued and outstanding, 11,399,050 shares
  in 2002 and 11,329,987 shares in 2001 .........   11,399,050    11,329,987
Additional paid-in capital ......................   67,270,591    66,013,203
Accumulated other comprehensive income ..........   14,218,330     7,507,672
Retained earnings ...............................   64,880,393    55,606,761
                                                  ------------  ------------
     Total stockholders' equity .................  157,768,364   140,457,623
                                                  ------------  ------------
     Total liabilities and stockholders' equity   $158,010,734  $140,659,584
                                                  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Condensed Statements of Income

                                               Years ended December 31,
                                        -------------------------------------
                                            2002         2001         2000
                                        -----------  -----------  -----------
REVENUES
Dividends received from subsidiaries .. $ 6,250,016  $ 5,525,096  $ 6,375,104
Investment income .....................     113,843      194,326      345,597
Realized investment gains .............       5,313            -          536
                                        -----------  -----------  -----------
                                          6,369,172    5,719,422    6,721,237

Operating expenses ....................     436,688      438,687      401,527
                                        -----------  -----------  -----------
  Income before income tax benefit
    and equity in undistributed net
    income (loss) of subsidiaries .....   5,932,484    5,280,735    6,319,710

Income tax benefit ....................    (101,747)    (110,263)      (4,399)
                                        -----------  -----------  -----------
  Income before equity in undistributed
    net income (loss) of subsidiaries     6,034,231    5,390,998    6,324,109

Equity in undistributed net income
  (loss) of subsidiaries ..............  10,067,507   (7,497,130)  (3,995,078)
                                        -----------  -----------  -----------
              Net income (loss) ....... $16,101,738  $(2,106,132) $ 2,329,031
                                        ===========  ===========  ===========





                 Condensed Statements of Comprehensive Income

                                              Years ended December 31,
                                     ----------------------------------------
                                         2002          2001          2000
                                     ------------  ------------  ------------
Net income (loss) .................. $ 16,101,738  $ (2,106,132) $  2,329,031
                                     ------------  ------------  ------------
Other Comprehensive Income:
  Unrealized holding gains arising
    during the period, net of
    deferred income tax expense ....    4,845,443       962,453    11,708,349

  Reclassification adjustment for
    losses (gains) included in net
    income (loss), net of income tax
    (benefit) expense ..............    2,053,481      (506,701)   (1,031,166)

  Adjustment for minimum pension
    liability, net of deferred
    income tax benefit .............     (188,266)            -             -
                                     ------------  ------------  ------------
  Other comprehensive income .......    6,710,658       455,752    10,677,183
                                     ------------  ------------  ------------
      Total comprehensive income
        (loss) ..................... $ 22,812,396  $ (1,650,380) $ 13,006,214
                                     ============  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      Condensed Statements of Cash Flows


                                               Years ended December 31,
                                        -------------------------------------
                                            2002         2001         2000
                                        -----------  -----------  -----------
Net cash provided by
  operating activities ................ $ 5,988,850  $ 5,316,361  $ 6,371,690
                                        -----------  -----------  -----------
Cash flows from investing activities
  Disposals of fixed maturity
    securities held-to-maturity .......           -            -    2,000,000
  Maturities of fixed maturity
    securities available-for-sale .....   1,505,313            -            -
  Purchases of fixed maturity
    securities available-for-sale .....  (1,694,104)           -            -
  Net (purchases) sales of short-term
     investments ......................    (467,269)   1,169,110   (1,820,140)
                                        -----------  -----------  -----------
      Net cash (used) provided by
       investing activities ...........    (656,060)   1,169,110      179,860
                                        -----------  -----------  -----------
Cash flows from financing activities
   Issuance of common stock ...........   1,326,451      502,007      242,265
   Dividends paid to stockholders .....  (6,828,106)  (6,787,320)  (6,771,440)
                                        -----------  -----------  -----------
      Net cash used in financing
       activities .....................  (5,501,655)  (6,285,313)  (6,529,175)
                                        -----------  -----------  -----------
Net (decrease) increase in cash .......    (168,865)     200,158       22,375

Cash at beginning of year .............     227,541       27,383        5,008
                                        -----------  -----------  -----------
Cash at end of year ................... $    58,676  $   227,541  $    27,383
                                        ===========  ===========  ===========
Income taxes (received) paid .......... $    (2,253) $    (6,588) $       189
Interest (received) paid .............. $         -  $      (123) $         -

             EMC INSURANCE GROUP INC. AND SUBSIDIARIES

        Schedule III - Supplementary Insurance Information

         For Years Ended December 31, 2002, 2001 and 2000


                                    Deferred     Loss and
                                     policy     settlement
                                  acquisition    expense       Unearned
            Segment                  costs       reserves      premiums
            -------               -----------  ------------  ------------
Year ended December 31, 2002:
  Property and casualty insurance $21,181,714  $229,876,996  $ 98,723,419
  Reinsurance ...................   3,745,147   101,349,757    17,023,395
  Parent company ................           -             -             -
                                  -----------  ------------  ------------
       Consolidated ............. $24,926,861  $331,226,753  $115,746,814
                                  ===========  ============  ============

Year ended December 31, 2001:
  Property and casualty insurance $18,536,512  $221,986,108  $ 86,532,102
  Reinsurance ...................   2,827,016    92,532,480    12,850,074
  Parent company ................           -             -             -
                                  -----------  ------------  ------------
       Consolidated ............. $21,363,528  $314,518,588  $ 99,382,176
                                  ===========  ============  ============

Year ended December 31, 2000:
  Property and casualty insurance $13,777,831  $209,365,347  $ 65,228,769
  Reinsurance ...................   1,858,922    77,123,681     8,449,645
  Parent company ................           -             -             -
                                  -----------  ------------  ------------
       Consolidated ............. $15,636,753  $286,489,028  $ 73,678,414
                                  ===========  ============  ============

                                                               Losses and
                                                      Net      settlement
                                      Premium     investment    expenses
            Segment                   revenue       income      incurred
            -------                ------------  -----------  ------------
Year ended December 31, 2002:
  Property and casualty insurance  $225,013,076  $23,517,163  $156,152,022
  Reinsurance ...................    72,029,957    9,147,127    50,905,834
  Parent company ................             -      113,843             -
                                   ------------  -----------  ------------
       Consolidated .............  $297,043,033  $32,778,133  $207,057,856
                                   ============  ===========  ============

Year ended December 31, 2001:
  Property and casualty insurance  $203,392,845  $22,457,799  $168,344,370
  Reinsurance ...................    61,887,013    8,317,505    53,574,380
  Parent company ................             -      194,326             -
                                   ------------  -----------  ------------
       Consolidated .............  $265,279,858  $30,969,630  $221,918,750
                                   ============  ===========  ============

Year ended December 31, 2000:
  Property and casualty insurance  $184,985,620  $20,787,679  $149,518,346
  Reinsurance ...................    46,472,822    7,873,040    40,003,328
  Parent company ................             -      345,597             -
                                   ------------  -----------  ------------
       Consolidated .............  $231,458,442  $29,006,316  $189,521,674
                                   ============  ===========  ============

                                  Amortization
                                   of deferred
                                     policy         Other
                                  acquisition   underwriting    Premiums
            Segment                  costs        expenses     written (1)
            -------               ------------  ------------  ------------
Year ended December 31, 2002:
  Property and casualty insurance $ 49,057,682  $ 20,447,874  $237,633,602
  Reinsurance ...................   16,669,334     6,481,098    76,203,278
  Parent company ................            -             -             -
                                  ------------  ------------  ------------
       Consolidated ............. $ 65,727,016  $ 26,928,972  $313,836,880
                                  ============  ============  ============

Year ended December 31, 2001:
  Property and casualty insurance $ 42,062,510  $ 17,990,128  $224,412,085
  Reinsurance ...................   13,624,505     4,749,785    66,287,442
  Parent company ................            -             -             -
                                  ------------  ------------  ------------
       Consolidated ............. $ 55,687,015  $ 22,739,913  $290,699,527
                                  ============  ============  ============

Year ended December 31, 2000:
  Property and casualty insurance $ 40,675,773  $ 15,439,286  $190,104,541
  Reinsurance ...................   10,612,706     3,040,206    47,530,111
  Parent company ................            -             -             -
                                  ------------  ------------  ------------
       Consolidated ............. $ 51,288,479  $ 18,479,492  $237,634,652
                                  ============  ============  ============

(1) Written premiums for 2001 include $13,884,423 of additional premiums from a change in the recording of installment-based policies.
     See note 11 of Notes to Consolidated Financial Statements which is included as Exhibit 13(c) of this Form 10-K.

                                         EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                                 Schedule IV - Reinsurance

                                     For years ended December 31, 2002, 2001 and 2000

                                                                                                    Percentage
                                                           Ceded to       Assumed                   of amount
                                               Gross         other       from other        Net       assumed
                                               amount      companies     companies       amount       to net
                                            ------------  ------------  ------------  ------------  ----------
Year ended December 31, 2002:
   Consolidated earned premiums ........... $241,939,466  $252,860,839  $307,964,406  $297,043,033       103.7%
                                            ============  ============  ============  ============       =====
Year ended December 31, 2001:
   Consolidated earned premiums ........... $255,764,274  $266,623,369  $276,138,953  $265,279,858       104.1%
                                            ============  ============  ============  ============       =====
Year ended December 31, 2000:
   Consolidated earned premiums ........... $245,078,165  $252,761,452  $239,141,729  $231,458,442       103.3%
                                            ============  ============  ============  ============       =====


                                          EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 Schedule VI - Supplemental Insurance Information Concerning
                                           Property-Casualty Insurance Operations

                                      For Years Ended December 31, 2002, 2001 and 2000

                                                            Discount,
                                 Deferred    Reserves for   if any,
                                  policy      losses and    deducted                                    Net
Consolidated property-         acquisition    settlement      from      Unearned        Earned       investment
casualty entities                  costs       expenses     reserves    premiums       premiums        income
----------------------         -----------   ------------   --------  ------------   ----------     -----------
Year ended December 31, 2002:  $24,926,861   $331,226,753   $  -0-    $115,746,814   $297,043,033   $32,664,290
                               ===========   ============   ========  ============   ============   ===========

Year ended December 31, 2001:  $21,363,528   $314,518,588   $  -0-    $ 99,382,176   $265,279,858   $30,775,304
                               ===========   ============   ========  ============   ============   ===========

Year ended December 31, 2000:  $15,636,753   $286,489,028   $  -0-    $ 73,678,414   $231,458,442   $28,660,719
                               ===========   ============   ========  ============   ============   ===========


                                       Losses and            Amortization
                                   settlement expenses       of deferred       Paid
                                   incurred related to          policy      losses and
Consolidated property-           Current         Prior       acquisition    settlement      Premiums
casualty entities                  Year          Years          costs        expenses      Written (1)
----------------------         ------------   -----------   ------------   ------------   ------------
Year ended December 31, 2002:  $200,059,798   $ 6,998,058   $ 65,727,016   $188,868,718   $313,836,880
                               ============   ===========   ============   ============   ============

Year ended December 31, 2001:  $216,752,003   $ 5,166,747   $ 55,687,015   $194,512,990   $290,699,527
                               ============   ===========   ============   ============   ============

Year ended December 31, 2000:  $191,425,036  ($ 1,903,362)  $ 51,288,479   $170,510,652   $237,634,652
                               ============   ===========   ============   ============   ============

(1) Written premiums for 2001 include $13,884,423 of additional premiums from a change in the recording of installment-based policies.
    See note 11 of Notes to Consolidated Financial Statements which is included as Exhibit 13(c) of this Form 10-K.

                    EMC Insurance Group Inc. and Subsidiaries

                                 Index to Exhibits


  Exhibit
  number                       Item                        Page number
 --------                      ----                        -----------
  10(b)     2002 Senior Executive Compensation
            Bonus Program.                                      43

  10(f)     2002 Executive Bonus Program -  EMC
            Reinsurance Company                                 48

  13(a)     Selected Financial Data.                            50

  13(b)     Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations.                                    51-76

  13(c)     Consolidated Financial Statements and
            Supplementary Data.                               77-114

  13(d)     Stockholder Information.                           115

  21        Subsidiaries of the Registrant.                    116

  23(a)     Consent of Ernst & Young LLP, Independent
            Auditors.                                          117

  23(b)     Consent of KPMG LLP, Independent Auditors.         118

  24        Power of Attorney.                                 119

99.1	Certification of President and Chief
Executive Officer.                                 120

99.2	Certification of Vice President and Chief
Financial Officer.                                 121