Form 10-Q
period 2003-03-31
EMC INSURANCE GROUP INC
filed 2003-05-14
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended       MARCH 31, 2003
                                   -----------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from __________________to_________________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at May 1, 2003
                  -----                          --------------------------
     Common stock, $1.00 par value                       11,436,872


Total pages 32
            --

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                     March 31,   December 31,
                                                       2003          2002
                                                   ------------  ------------
                                                    (Unaudited)
ASSETS
Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (fair value $24,042,965 and $61,639,037) ... $ 21,476,624  $ 55,033,675
    Securities available-for-sale, at fair value
      (amortized cost $386,938,234 and
      $459,844,928) ..............................  409,847,112   485,855,966
  Fixed maturity securities on loan:
    Securities held-to-maturity, at amortized cost
      (fair value $34,037,584 and $0) ............   30,493,983             -
    Securities available-for-sale, at fair value
      (amortized cost $60,640,191 and $0) ........   61,466,503             -
  Equity securities available-for-sale, at fair
    value (cost $34,445,964 and $38,444,030) .....   34,184,153    34,596,985
  Other long-term investments, at cost ...........    3,533,273     3,057,000
  Short-term investments, at cost ................   44,259,595    29,650,230
                                                   ------------  ------------
           Total investments .....................  605,261,243   608,193,856

Balances resulting from related party transactions
  with Employers Mutual:
    Reinsurance receivables ......................   11,274,401    11,582,136
    Prepaid reinsurance premiums .................    3,641,568     2,442,899
    Intangible asset, defined benefit
      retirement plan ............................    1,411,716     1,411,716
    Other assets .................................    4,226,720     1,331,816
    Indebtedness of related party ................    1,237,689             -

Cash .............................................    1,460,420      (119,097)
Accrued investment income ........................    7,350,209     9,179,555
Accounts receivable (net of allowance for
  uncollectible accounts of $7,297 and $7,297) ...      328,928       772,944
Income taxes recoverable .........................            -       213,504
Deferred policy acquisition costs ................   25,520,400    24,926,861
Deferred income taxes ............................   12,417,271    13,986,172
Goodwill, at cost less accumulated amortization
  of $2,616,234 and $2,616,234 ...................      941,586       941,586
Securities lending collateral ....................   98,037,048             -
                                                   ------------  ------------
           Total assets .......................... $773,109,199  $674,863,948
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                     March 31,   December 31,
                                                       2003         2002
                                                   ------------  ------------
                                                    (Unaudited)
LIABILITIES
Balances resulting from related party transactions
  with Employers Mutual:
    Losses and settlement expenses ............... $330,659,539  $331,226,753
    Unearned premiums ............................  119,643,383   115,746,814
    Other policyholders' funds ...................      873,577     1,035,622
    Surplus notes payable ........................   36,000,000    36,000,000
    Indebtedness to related party ................            -     3,304,539
    Employee retirement plans ....................   10,492,291    10,014,349
    Other liabilities ............................   12,800,676    19,767,507

Income taxes payable .............................    1,273,666             -
Securities lending obligation ....................   98,037,048             -
                                                   ------------  ------------
       Total liabilities .........................  609,780,180   517,095,584
                                                   ------------  ------------

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,410,913
  shares in 2003 and 11,399,050 shares in 2002 ...   11,410,913    11,399,050
Additional paid-in capital .......................   67,470,088    67,270,591
Accumulated other comprehensive income ...........   15,069,430    14,218,330
Retained earnings ................................   69,378,588    64,880,393
                                                   ------------  ------------
       Total stockholders' equity ................  163,329,019   157,768,364
                                                   ------------  ------------
       Total liabilities and stockholders' equity  $773,109,199  $674,863,948
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)

All balances presented below, with the exception of investment income, realized investment (losses) gains and income tax expense, are the result of related party transactions with Employers Mutual.

                                                        Three months ended
                                                             March 31,
                                                     ------------------------
                                                         2003         2002
REVENUES                                             -----------  -----------
  Premiums earned .................................. $80,381,898  $68,509,392
  Investment income, net ...........................   7,846,924    8,258,711
  Realized investment (losses) gains ...............  (1,749,785)     271,919
  Other income .....................................     167,830      117,112
                                                     -----------  -----------
                                                      86,646,867   77,157,134
                                                     -----------  -----------
LOSSES AND EXPENSES
  Losses and settlement expenses ...................  50,227,072   48,551,008
  Dividends to policyholders .......................     390,234      969,233
  Amortization of deferred policy acquisition costs   17,556,374   15,143,993
  Other underwriting expenses ......................   8,035,197    6,433,204
  Interest expense .................................     485,966      331,644
  Other expenses ...................................     408,548      257,729
                                                     -----------  -----------
                                                      77,103,391   71,686,811
                                                     -----------  -----------
        Income before income tax expense ...........   9,543,476    5,470,323
                                                     -----------  -----------
INCOME TAX EXPENSE
  Current ..........................................   1,987,181      810,585
  Deferred .........................................   1,110,617      969,861
                                                     -----------  -----------
                                                       3,097,798    1,780,446
                                                     -----------  -----------
        Net income ................................. $ 6,445,678  $ 3,689,877
                                                     ===========  ===========
Net income per common share - basic and diluted .... $       .57  $       .33
                                                     ===========  ===========
Dividends per common share ......................... $       .15  $       .15
                                                     ===========  ===========
Average number of shares outstanding - basic and
  diluted ..........................................  11,403,353   11,341,184
                                                     ===========  ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (Unaudited)
                                                        Three months ended
                                                            March 31,
                                                     ------------------------
                                                         2003        2002
                                                     -----------  -----------
Net income ......................................... $ 6,445,678  $ 3,689,877

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized holding losses arising during
    the period, before deferred income tax benefit..    (439,688)  (6,555,682)
  Deferred income tax benefit ......................    (153,890)  (2,294,492)
                                                     -----------  -----------
                                                        (285,798)  (4,261,190)
                                                     -----------  -----------
  Reclassification adjustment for losses (gains)
    included in net income, before income tax
    (benefit) expense ..............................   1,749,074     (271,919)
  Income tax (benefit) expense......................    (612,176)      95,172
                                                     -----------  -----------
                                                       1,136,898     (176,747)
                                                     -----------  -----------
        Other comprehensive income (loss) ..........     851,100   (4,437,937)
                                                     -----------  -----------
        Total comprehensive income (loss) .......... $ 7,296,778  $  (748,060)
                                                     ===========  ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)
                                                      Three months ended
                                                          March 31,
                                                  --------------------------
                                                      2003          2002
CASH FLOWS FROM OPERATING ACTIVITIES              ------------  ------------
  Net income .................................... $  6,445,678  $  3,689,877
                                                  ------------  ------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Balances resulting from related party
        transactions with Employers Mutual:
          Losses and settlement expenses ........     (567,214)    4,528,102
          Unearned premiums .....................    3,896,569     3,419,682
          Other policyholders' funds ............     (162,045)      324,039
          Indebtedness to related party .........   (4,542,228)   (5,326,576)
          Employee retirement plans .............      477,942       156,963
          Reinsurance receivables ...............      307,735     1,669,891
          Prepaid reinsurance premiums ..........   (1,198,669)     (312,875)
          Commissions payable ...................   (2,316,471)   (2,068,848)
          Interest payable ......................   (1,649,771)      331,644
          Prepaid assets ........................   (2,801,351)     (935,781)

      Deferred policy acquisition costs .........     (593,539)     (683,497)
      Accrued investment income .................    1,829,346     1,434,899
      Accrued income taxes:
        Current .................................    1,487,170       810,585
        Deferred ................................    1,110,617       969,861
      Realized investment losses (gains) ........    1,749,785      (271,919)
      Other, net ................................     (586,885)   (1,956,756)
                                                  ------------  ------------
                                                    (3,559,009)    2,089,414
                                                  ------------  ------------
         Net cash provided by
              operating activities .............. $  2,886,669  $  5,779,291
                                                  ------------  ------------

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)
                                                      Three months ended
                                                          March 31,
                                                  --------------------------
                                                      2003          2002
CASH FLOWS FROM INVESTING ACTIVITIES              ------------  ------------
  Maturities of fixed maturity securities
    held-to-maturity ............................ $  3,069,823  $  4,616,690
  Purchases of fixed maturity securities
    available-for-sale .......................... (130,352,209)  (70,005,481)
  Disposals of fixed maturity securities
    available-for-sale ..........................  143,054,965    87,760,042
  Purchases of equity securities
    available-for-sale ..........................   (7,507,562)  (15,192,597)
  Disposals of equity securities
    available-for-sale ..........................    7,249,591     5,101,696
  Purchase of other long-term investments .......     (750,000)            -
  Disposal of other long-term investments .......      273,727             -
  Net purchases of short-term investments .......  (14,609,364)  (16,978,325)
                                                  ------------  ------------
      Net cash provided by (used in)
        investing activities ....................      428,971    (4,697,975)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Balances resulting from related party
    transactions with Employers Mutual:
      Issuance of common stock ..................      211,360       419,183
      Dividends paid to Employers Mutual ........   (1,602,870)   (1,351,764)

  Dividends paid to stockholders ................     (344,613)     (350,616)
                                                  ------------  ------------
      Net cash used in financing activities .....   (1,736,123)   (1,283,197)
                                                  ------------  ------------
NET INCREASE (DECREASE) IN CASH .................    1,579,517      (201,881)
Cash at beginning of year .......................     (119,097)      558,073
                                                  ------------  ------------
Cash at end of quarter .......................... $  1,460,420  $    356,192
                                                  ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

                                March 31, 2003


1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

     The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.

     Certain amounts previously reported in prior years' consolidated financial statements have been reclassified to conform to current year presentation.

     In reading these financial statements, reference should be made to the Company's 2002 Form 10-K or the 2002 Annual Report to Shareholders for more detailed footnote information.


2.  STOCK BASED COMPENSATION

     Prior to the fourth quarter of 2002, the Company had concluded that it was not subject to the accounting requirements of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, since it receives the current fair value for any common stock issued under Employers Mutual Casualty Company's (Employers Mutual) stock option plans. As a result, the Company was recognizing as compensation expense its pool participation share of the stock option expense recorded by Employers Mutual for these plans. During the fourth quarter of 2002, the Company concluded that it is subject to the accounting requirements of APB 25 and, accordingly, should not be recognizing compensation expense from Employers Mutual's stock option plans since the exercise price of the options is equal to the fair value of the stock at the date of grant. The results for the first quarter of 2002 reflect $186,840 ($121,446 after tax) of expense associated with stock options. Since this amount is not material, the financial statements for the first quarter of 2002 have not been restated.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                                March 31, 2003

     The Company accounts for the stock option plans using the recognition and measurement principles of the intrinsic value method (APB 25). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to Employers Mutual's stock option plans:

                                                Three months ended
                                                     March 31,
                                             ------------------------
                                                2003          2002
                                             ----------    ----------
Net income, as reported ..................   $6,445,678    $3,689,877
Add:  Compensation expense recognized in
      net income .........................            -       121,446
Deduct:  Total stock-based employee
      compensation expense determined
      under fair value method for all
      awards, net of related tax effects          6,346         4,748
                                             ----------    ----------
Pro forma net income .....................   $6,439,332    $3,806,575
                                             ==========    ==========
Net income per share:
  Basic and diluted - As reported ........        $0.57         $0.33
  Basic and diluted - Pro forma ..........        $0.56         $0.34


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

                          Property
Three months ended      and casualty                   Parent
  March 31, 2003         insurance    Reinsurance     company    Consolidated
------------------     ------------  ------------  ------------  ------------
Premiums earned ...... $ 59,205,804  $ 21,176,094                $ 80,381,898

Underwriting gain
  (loss) .............    4,470,091      (297,070)                  4,173,021
Net investment income     5,550,937     2,245,755  $     50,232     7,846,924
Realized losses ......   (1,358,914)     (390,871)            -    (1,749,785)
Other income .........      167,830             -             -       167,830
Interest expense .....     (339,987)     (145,979)            -      (485,966)
Other expense ........     (277,184)            -      (131,364)     (408,548)
                       ------------  ------------  ------------  ------------
Income (loss) before
  income tax expense
  (benefit) .......... $  8,212,773  $  1,411,835  $    (81,132) $  9,543,476
                       ============  ============  ============  ============

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                                March 31, 2003

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
                       ============  ============  ============  ============

4.  INCOME TAXES

     The actual income tax expense for the three months ended March 31, 2003 and 2002 differed from the "expected" tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

                                                        Three months ended
                                                             March 31,
                                                     ------------------------
                                                         2003         2002
                                                     -----------  -----------
Computed "expected" tax expense ...................  $ 3,340 217  $ 1,914,613

Increases (decreases) in tax resulting from:
    Tax-exempt interest income ....................     (405,276)    (364,454)
    Proration of tax-exempt interest and dividends
      received deduction ..........................       40,274       41,140
    Other, net ....................................      122,583      189,147
                                                     -----------  -----------
        Income tax expense ........................  $ 3,097,798  $ 1,780,446
                                                     ===========  ===========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------
                                 (Unaudited)

OVERVIEW

     EMC Insurance Group Inc., an 80.1 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing 73.7 percent of consolidated premiums earned. For purposes of this discussion, the term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate, are referred to as the "EMC Insurance Companies."

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

CRITICAL ACCOUNTING POLICIES

     The accounting policies considered by management to be critically important in the preparation and understanding of the Company's financial statements and related disclosures are presented in the Company's 2002 Form 10-K. The following discussion updates or expands those accounting policies.

Processes and assumptions for establishing loss and settlement expense reserves

Reinsurance Segment
     Liabilities for losses are based upon case-basis estimates of reported losses and estimates of incurred but not reported ("IBNR") losses. The Company's IBNR reserves are estimates of liability for accidents that have occurred, but have not yet been reported to the Company. For assumed reinsurance business, IBNR reserves are also used to record anticipated increases in reserves for claims that have previously been reported.

     The reinsurance book of business is comprised of two major components. The first is Home Office Reinsurance Assumed Department ("HORAD"), which is the reinsurance business that is underwritten by Employers Mutual. The second is the Mutual Reinsurance Bureau pool ("MRB"), which is a voluntary pool in which Employers Mutual participates. For the HORAD component, Employers Mutual records the case and IBNR reserves reported by the ceding companies. Bulk IBNR reserves are established based on an actuarial reserve analysis. There is generally a time lag in the reporting of assumed reinsurance business. The typical lag ranges from one month to six months depending on the reinsurance contract. In an effort to mitigate the reporting lag, Employers Mutual establishes earned but not reported ("EBNR") premium along with associated commissions and IBNR reserves.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

     During the first quarter of 2003, the Company's actuarial department reviewed and refined the estimation process utilized to establish HORAD IBNR reserves for the latest policy year. In place of the loss ratio estimation process, which had been used to calculate indicated IBNR reserves for the first three quarters of the latest policy year, the Bornhuetter-Ferguson estimation process was utilized. Under the loss ratio estimation process, indicated IBNR reserves equal expected losses (expected loss ratio multiplied by premiums earned) minus reported losses. As with the loss ratio estimation process, Bornhuetter-Ferguson requires the selection of an expected loss ratio. However, the indicated Bornhuetter-Ferguson IBNR reserves are calculated as expected losses multiplied by the percentage of expected losses that are as yet unreported. Consequently, the Bornhuetter-Ferguson estimation process generates indicated IBNR reserves that are not affected by reported losses. This is an advantage for an immature policy year because the methodology avoids potential distortions in IBNR reserve indications that can result from aberrations in reported losses. The expected loss ratio utilized in the Bornhuetter-Ferguson estimation process will be based on historical results adjusted for changes in rate level adequacy. The use of the Bornhuetter-Ferguson estimation process during the first quarter of 2003 did not significantly change the estimate of IBNR reserves.

Deferred policy acquisition costs and related amortization

     Deferred policy acquisition costs are used to match the expenses incurred in the production of insurance business to the income earned on this business. This adjustment is necessary because statutory accounting principles require that expenses incurred in the production of insurance business be expensed immediately, while premium income is recognized ratably over the terms of the underlying insurance policies.

     Deferred policy acquisition costs are calculated by applying a "deferrable expense ratio" to the unearned premium reserve at each statement date. This deferrable expense ratio is calculated on a quarterly basis and has historically approximated 22 percent on a consistent basis. The deferrable expense ratio is calculated by dividing the sum of the acquisition expenses deferred during the current period (incurred expenses that vary with and are directly related to the production of insurance business, such as commissions and premium taxes) by the written premiums for the period. This ratio is evaluated for reasonableness based on current factors and historical trends.

     Amortization of deferred policy acquisition costs is calculated as the difference between the beginning and ending amounts of deferred policy acquisition costs plus the amount of costs deferred during the current period. Deferred policy acquisition costs and related amortization are calculated separately for the property and casualty insurance segment and the reinsurance segment. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their realizable value, which gives effect to the premium to be earned, related investment income, losses and settlement expenses and certain other costs expected to be incurred as the premium is earned. Deferred policy acquisition costs were not subject to limitation at March 31, 2003, and management does not anticipate future limitations to be likely due to the improving premium rate environment in both the insurance and reinsurance marketplaces.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

ACCOUNTING FOR INSTALLMENT-BASED INSURANCE POLICIES

     There are two accepted methods for recording installment-based insurance contracts. The first method is referred to as the "West Coast" method. Under the West Coast method, premiums written (e.g., monthly or quarterly installments) are recorded when billed to the insured. Under this method, an unearned premium reserve is established for the current installment payment and revenue is earned ratably over the period covered by the current installment. The second method is referred to as the "East Coast" method. Under the East Coast method, the full-term written premium (e.g., annual premium) is recorded at the inception of the policy. An unearned premium reserve is established for the full-term premium amount and revenue is earned ratably over the period covered by the policy. From an insurance industry prospective, the predominate practice has been to utilize the East Coast method of recognizing the full-term written premium at the inception of installment-based insurance contracts; however, prior to 2001 the Company was utilizing the West Coast method for both statutory and GAAP reporting purposes. Both the East Coast method and the West Coast method satisfy the requirement that premiums from short-duration insurance contracts ordinarily shall be recognized as revenue over the period of the contract in proportion to the amount of insurance protection, with no difference in reported revenue.

     As a result of the implementation of Codification of Statutory Accounting Principles, the Company's property and casualty insurance subsidiaries were required to change to the East Coast method of accounting for installment-based insurance contracts for statutory reporting purposes effective January 1, 2001. The Company elected to implement the East Coast method for GAAP reporting at the same time, since it was not practical to maintain the systems necessary to support both methodologies. In addition, the Company could not find any authoritative justification for a difference in the accounting treatment of installment-based insurance contracts for statutory and GAAP financial reporting.

     As a result of the change to the East Coast method on January 1, 2001, the Company increased written premiums and unearned premiums by $13,884,000. There was no income statement effect from this change as there was no change in earned premiums. The Company also recorded an increase in the receivable balance due from agents equal to the increase in written premiums (representing the portion of the full-term written premium that had not previously been recorded). Under the terms of the inter-company pooling agreement with Employer Mutual, all agents' balance receivables are carried in Employers Mutual's financial statements. Therefore, the Company's insurance subsidiaries transferred these balances to Employers Mutual, which produced cash flow to the Company.

     In conjunction with the increase in written premiums, the Company established accruals for the related commissions and premium taxes that would be paid on these premiums, resulting in $1,706,000 of commission expense and $297,000 of premium tax expense. As discussed below, this required an adjustment to the deferred policy acquisition cost asset.

                 EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

     Deferred policy acquisition costs are calculated by applying a "deferrable expense ratio" to the unearned premium reserve at each statement date. This deferrable expense ratio is calculated on a quarterly basis and has historically approximated 22 percent on a consistent basis. The Company determined that the historical deferrable expense ratio of 22 percent was the best estimate for this calculation at March 31, 2001. As a result, the deferred policy acquisition cost asset increased $3,055,000 due to the $13,884,000 increase in the unearned premium reserve. Management presumed that the historical 22 percent deferrable expense ratio would continue to be the Company's best estimate for the remainder of 2001; however, management could not be certain of this assumption. As a result, the Company determined that it would be inappropriate to recognize the entire increase in the deferred policy acquisition cost asset in the first quarter of 2001. It was therefore determined that this one-time increase in the deferred policy acquisition cost asset should be recognized on a straight-line basis over the four quarters of 2001, subject to verification that the 22 percent deferrable expense ratio continued to be appropriate.

     The $3,055,000 of income resulting from the increase in the deferred policy acquisition cost asset was partially offset by the $1,706,000 increase in commission expense and $298,000 increase in premium tax expense. The net impact on pre-tax income from the change in accounting methodology for installment-based insurance contracts was $1,051,000, or $683,000 after tax. On a quarterly basis, this amounted to $263,000, or $171,000 after tax.

CONSOLIDATED RESULTS OF OPERATIONS

     Net income for the three months ended March 31, 2003 and 2002 is as follows:

($ in thousands)                                  2003        2002
REVENUES                                        --------    --------
Premiums earned ............................... $ 80,382    $ 68,509
Investment income, net ........................    7,847       8,259
Realized investment (losses) gains ............   (1,750)        272
Other income ..................................      168         117
                                                --------    --------
                                                  86,647      77,157
                                                --------    --------
LOSSES AND EXPENSES
Losses and settlement expenses ................   50,227      48,551
Acquisition and other expenses ................   25,982      22,547
Interest expense ..............................      486         332
Other expense .................................      408         257
                                                --------    --------
                                                  77,103      71,687
                                                --------    --------
Income before income tax expense ..............    9,544       5,470
Income tax expense ............................    3,098       1,780
                                                --------    --------
Net income .................................... $  6,446    $  3,690
                                                ========    ========
Incurred losses and settlement expenses:
  Insured events of the current year .......... $ 49,541    $ 49,702
  Increase (decrease) in provision for
    insured events of prior years .............      686      (1,151)
                                                --------    --------
      Total losses and settlement expenses .... $ 50,227    $ 48,551
                                                ========    ========
Catastrophe and storm losses .................. $  1,087    $    883
                                                ========    ========

                 EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

     Net income improved significantly in the first three months of 2003 compared to the same period in 2002, resulting in the Company's most profitable first quarter ever. This improvement was achieved through improved pricing, prudent risk selection and careful claims management. The initiatives implemented in recent years to improve profitability have been successful and this trend is expected to continue during the remainder of 2003.

     Premiums earned increased 17.3 percent for the three months ended March 31, 2003 from the same period in 2002. This increase is primarily attributed to rate increases that were implemented during the last two years in the property and casualty insurance business and growth and improved pricing in the assumed reinsurance business. The Company continued to implement rate increases in the property and casualty insurance business during the first three months of 2003 and additional rate increases are anticipated for the remainder of 2003. These rate increases will be targeted to specific territories and lines of business and generally will be smaller than the rate increases implemented during the past several months.

     Net investment income decreased 5.0 percent for the three months ended March 31, 2003 from the same period in 2002. This decrease is primarily attributable to the lingering low interest rate environment. Proceeds from called and maturing securities are being reinvested at the current lower interest rates, resulting in a lower rate of return.

     The Company reported net realized investment losses of $1,750,000 during the first quarter of 2003 as compared to a net realized investment gain of $272,000 in the first quarter of 2002. Included in the losses of the first quarter of 2003 is $1,567,000 of investment impairment losses recognized on the Company's equity portfolio and $2,689,000 of net realized losses recognized by the Company's equity managers as they rebalanced the Company's portfolios to enhance future returns. The Company also recognized $4,342,000 of losses from the sale of its American Airlines and United Airlines bonds. At December 31, 2002, these bonds were collateralized by aircraft with an appraised value sufficient to recover the Company's investment; however, during the first quarter of 2003 the value of this collateral declined below the Company's investment as a result of the war with Iraq, a significant decline in air travel, and the prospects of a bankruptcy filing by American Airlines and a liquidation of United Airlines. These losses were largely offset by $6,854,000 of gains recognized on the sale of certain bond investments.

     Losses and settlement expenses increased 3.5 percent for the three months ended March 31, 2003 from the same period in 2002. This increase, which is significantly less than the increase in premium income for this time period, is primarily attributed to the implementation of more stringent underwriting standards and a substantial decrease in loss frequency. Adverse development on prior years' losses in the reinsurance segment more than offset the favorable development experienced in the property and casualty insurance segment, while catastrophe and storm losses increased slightly.

                 EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

     Acquisition and other expenses increased 15.2 percent for the three months ended March 31, 2003 from the same period in 2002. This increase is primarily attributed to an increase in commission expense, which reflects the growth in premium volume experienced during the first three months of 2003 as well as commission expense associated with increased participation in the MRB reinsurance pool that Employers Mutual participates in. Higher contingent commission expense, in the form of agents' profit share expenses, and increased employee benefits costs also contributed to the increase in acquisition and other expenses, but were limited by a decline in policyholder dividends.

     The Company incurred $486,000 and $332,000 of interest expense on surplus notes during the first quarter of 2003 and 2002, respectively. This interest expense did not have a material impact on the Company's results of operations as the proceeds of the surplus notes were invested and earned a similar amount of interest income. Due to the recent decline in interest rates, the Company refinanced its surplus notes with Employers Mutual at the end of March 2003. Effective April 1, 2003, the interest rate on the Company's $36,000,000 of surplus notes was reduced to 3.09 percent.

     Income tax expense increased substantially for the three months ended March 31, 2003 from the same period in 2002. This increase is primarily attributable to the substantial increase in pre-tax income for the first three months of 2003.

      Prior to the fourth quarter of 2002, the Company had concluded that it was not subject to the accounting requirements of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, since it receives the current fair value for any common stock issued under Employers Mutual's stock option plans. As a result, the Company was recognizing as compensation expense its pool participation share of the stock option expense recorded by Employers Mutual for these plans. During the fourth quarter of 2002, the Company concluded that it is subject to the accounting requirements of APB 25 and, accordingly, should not be recognizing compensation expense from Employers Mutual's stock option plans since the exercise price of the options is equal to the fair value of the stock at the date of grant. The results for the first quarter of 2002 reflect $187,000 of expense associated with stock options. Since this amount is not material, the financial statements for the first quarter of 2002 have not been restated.

                 EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

SEGMENT RESULTS

Property and Casualty Insurance

     Income before income tax expense for the three months ended March 31, 2003 and 2002 is as follows:

($ in thousands)                             2003        2002
                                           --------    --------
Premiums earned .......................... $ 59,206    $ 52,443
Losses and settlement expenses ...........   35,289      36,219
Acquisition and other expenses ...........   19,447      17,415
                                           --------    --------
Underwriting gain (loss) .................    4,470      (1,191)
Net investment income ....................    5,551       6,008
Realized (losses) gains ..................   (1,359)        249
Other income .............................      168         117
Interest expense .........................      340         332
Other expense ............................      277         150
                                           --------    --------
Income before income tax expense ......... $  8,213    $  4,701
                                           ========    ========
Incurred losses and settlement expenses:
  Insured events of the current year ..... $ 36,663    $ 38,703
  Decrease in provision for insured
    events of prior years ................   (1,374)     (2,484)
                                           --------    --------
      Total losses and settlement expenses $ 35,289    $ 36,219
                                           ========    ========
Catastrophe and storm losses ............. $    913    $    659
                                           ========    ========

     Premiums earned increased 12.9 percent for the three months ended March 31, 2003 from the same period in 2002. This increase is primarily attributable to rate increases that were implemented during the last two years. Moderate rate increases were implemented during the first three months of 2003 and additional rate increases are anticipated for the remainder of 2003. Premium rate levels for most lines of business have reached adequate or near-adequate levels. The rate level increases implemented during 2002 were broad based in nature and averaged from five to eighteen percent for most lines of business. The rate changes in 2003 will be targeted to specific territories and lines of business and generally will be smaller than the rate increases implemented during the past several months as the Company attempts to fine tune its rate structure. However, due to the timing of policy renewals and the earning of premiums ratably over the terms of the underlying policies, a time delay exists for implemented rate increases to have a noticeable impact on premiums earned. Premiums earned in 2003 will reflect this delay and, therefore, are expected to continue to show strong growth as the rate increases obtained in 2002 become earned.

     Losses and settlement expenses decreased 2.6 percent for the three months ended March 31, 2003 from the same period in 2002. This improvement is primarily attributed to a substantial decline in claim frequency. Partially offsetting the impact of this decline in claim frequency was a decrease in the amount of favorable development experienced on prior years reserves, an increase in catastrophe and storm losses and an increase in loss severity.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

     Acquisition and other expenses increased 11.7 percent for the three months ended March 31, 2003 from the same period in 2002. This increase is primarily related to the growth in premium income noted above, but also reflects an increase in contingent commission expense, a decline in the amount of acquisition expenses deferred during the first quarter of 2003 and higher employee benefit costs. A decline in policyholder dividends partially offset these increases.

     Underwriting results for the property and casualty insurance segment improved in the first quarter of 2003 in comparison to the same period in 2002. This improvement is attributed to improved premium rate adequacy, a decline in loss frequency and more stringent underwriting standards. The implemented rate increases of the last two years have pushed premium rates for most lines of business to adequate or near adequate levels. Results for the remainder of 2003 are expected to continue to reflect this improvement in premium rate adequacy, but the unpredictable nature of catastrophe and storm losses will remain. Underwriting for profitability is always stressed, but has become even more critical in light of the poor performance of the stock markets and the low interest rate environment. New and renewal business is being closely scrutinized to ensure that there is potential for an underwriting profit.

Reinsurance

     Income before income tax expense for the three months ended March 31, 2003 and 2002 is as follows:

($ in thousands)                               2003       2002
                                             --------   --------
Premiums earned ............................ $ 21,176   $ 16,066
Losses and settlement expenses .............   14,938     12,332
Acquisition and other expenses .............    6,535      5,132
                                             --------   --------
Underwriting loss ..........................     (297)    (1,398)
Net investment income ......................    2,246      2,219
Realized (losses) gains ....................     (391)        23
Interest expense ...........................      146          -
                                             --------   --------
Income before income tax expense ........... $  1,412   $    844
                                             ========   ========
Incurred losses and settlement expenses:
  Insured events of the current year ....... $ 12,878   $ 10,999
  Increase in provision for insured
    events of prior years ..................    2,060      1,333
                                             --------   --------
      Total losses and settlement expenses   $ 14,938   $ 12,332
                                             ========   ========
Catastrophe losses ......................... $    174   $    224
                                             ========   ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

     Premium income increased 31.8 percent for the three months ended March 31, 2003 from the same period in 2002. Approximately half of this growth is attributed to increased participation in the MRB reinsurance pool. Employers Mutual's participation in this pool has increased from 16.7 percent (one-sixth share) in 2001 to 20 percent (one-fifth share) in 2002 to 25 percent (one-fourth share) in 2003. Also contributing to the increase in premium income are rate increases implemented during the January 2003 renewal season, fluctuations in the estimates of earned but not reported premiums (includes the estimate of reinstatement premiums from the World Trade Center catastrophe), and continued growth in a marine syndicate account. Premium rate increases on excess of loss contracts moderated in 2003 due to an influx of new capital into the reinsurance marketplace; however, contracts with poor loss experience continued to receive exceptionally large rate increases. The rate increases of 2002 and 2003 have been realized in conjunction with moderate declines in the related exposure base due to increased retention levels and coverage exclusions for terrorist activities. In addition, both excess of loss and pro-rata contracts are benefiting from improved industry-wide rating at the primary company level.

     Losses and settlement expenses increased 21.1 percent for the three months ended March 31, 2003 from the same period in 2002, primarily due to the increase in the exposure base on the MRB reinsurance pool and the marine syndicate account noted above. In addition, adverse development on prior years' reserves increased in the first quarter of 2003 from the same period in 2002. The majority of the adverse development reported for 2003 came from property pro rata and ocean marine business, in addition to approximately $330,000 of adverse development from the MRB reinsurance pool. Nearly all of the adverse development of 2002 came from the MRB reinsurance pool, and was attributed to several contracts written through that pool.

     Acquisition and other expenses increased 27.3 percent for the three months ended March 31, 2003 as compared to the same period in 2002. This increase is primarily attributed to an increase in commission expense, which reflects the growth in premium volume during the first three months of 2003. Commission expense in the first quarter of 2003 and 2002 includes $782,262 and $378,837, respectively, of commissions incurred in connection with the increased participation in the MRB reinsurance pool. To a small extent, the increase in acquisition and other expenses was limited by a decline in contingent commission expense and a higher amount of deferred acquisition costs during the first quarter of 2003 compared to the same period in 2002.

     The improvement in the underwriting results of the reinsurance segment in the first quarter of 2003 is primarily attributed to continued moderate improvement in premium rate adequacy coupled with low levels of catastrophe losses. The rate increases implemented in 2002 and 2003, coupled with increased retentions and coverage exclusions, have pushed premium rates to near adequate levels. In addition to pricing its reinsurance premiums at adequate rates, Employers Mutual continues to work toward improving profitability on the assumed book of business by accepting larger shares of coverage on desirable programs, utilizing relationships with reinsurance intermediaries and monitoring exposures.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

Parent Company

     The parent company reported a loss before income taxes of $81,000 for the three months ended March 31, 2003 compared to a loss of $75,000 for the same period in 2002. The increase in operating expenses outpaced the increase in investment income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio, excluding investments in equity securities, is invested in securities with maturities that approximate the anticipated liabilities of the insurance issued. At March 31, 2003, approximately 52 percent of the Company's fixed maturity securities were in government or government agency issued securities. A variety of maturities are maintained in the Company's portfolio to assure adequate liquidity. The maturity structure of the fixed maturity investments is also established by the relative attractiveness of yields on short, intermediate and long-term securities. The Company does not invest in any high-yield debt investments (commonly referred to as junk bonds.)

     The Company considers itself to be a long-term investor and generally purchases fixed maturity investments with the intent to hold them to maturity. Despite this intent, the Company has historically classified a portion of its fixed maturity investments as available-for-sale securities to provide flexibility in the management of the portfolio. Since the third quarter of 1999, all newly acquired fixed maturity investments have been classified as available-for-sale securities to provide increased management flexibility.
The Company had unrealized holding gains, net of deferred taxes, on fixed maturity securities available-for-sale of $15,428,000 at March 31, 2003 and $16,907,000 at December 31, 2002. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as changing conditions warrant.

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

     The Company participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time. The Company receives a fee for each security loaned out under this program and requires initial collateral, primarily cash, equal to 102 percent of the market value of the loaned securities. This program was temporarily suspended at December 31, 2002 to eliminate financial ratio concerns expressed by certain regulatory authorities.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)


     The Company invested a net $476,000 in the first quarter of 2003 and $3,057,000 in 2002 into minor ownership interests in limited partnerships and limited liability companies. The Company does not hold any other non-traded securities.

     The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt, and investment purchases.

     The Company generated positive cash flows from operations of $2,887,000 during the first quarter of 2003 compared to $5,779,000 for the same period of 2002.

     Employers Mutual reinvested 50 percent of its dividends in additional shares of the Company's common stock during the first quarter of 2003. As a result of this dividend reinvestment, the Company became an 80 percent owned subsidiary of Employers Mutual at the end of March. In order to build and maintain a sufficient cushion above the 80 percent ownership threshold, Employers Mutual recently announced two separate 30,000-share open market stock purchase programs. In addition, Employers Mutual will increase its dividend reinvestment percentage to 75 percent for the second quarter of 2003. Employers Mutual has indicated that it may continue to participate in the dividend reinvestment plan in the future; however, its reinvestment percentage will likely be reduced to a level necessary to maintain the 80 percent ownership threshold. During 2002, Employers Mutual was reinvesting 25 percent of its dividends in additional shares of the Company's common stock.

     As a result of becoming an 80 percent owned subsidiary of Employers Mutual, the Company will be included in Employers Mutual's consolidated tax return effective April 1, 2003. The Company will file a short-period tax return for the first quarter of 2003.

Investment Impairments and Considerations

    At March 31, 2003, the Company had one fixed maturity security series, MCI Communications Corporation, and nine common stock issues that have been determined to be "other than temporarily" impaired. MCI Communications Corporation is owned by WorldCom Inc., whose corporate bonds were downgraded to junk status in May 2002 when it reported the detection of accounting irregularities. The MCI bonds are supported by the assets of MCI; however, the magnitude of the WorldCom collapse cast doubt on the prospect of collecting the entire amount of principal and interest payments due the Company. As a result, on June 30, 2002 the Company recognized $3,821,000 of realized loss when the carrying value of this investment was reduced from an aggregate book value of $5,604,000 to the then current fair value of $1,783,000. As of March 31, 2003, the fair value of the MCI bonds has partially recovered, resulting in pre-tax unrealized gains of $1,035,000 reported during 2002 and $690,000 reported during the first quarter of 2003, which were recorded in accumulated other comprehensive income in stockholders' equity rather than through net income. The nine common stock issues considered to be "other than temporarily" impaired have an aggregate cost basis of $4,409,000, with a realized loss of $1,567,000 recognized upon adjustment of the book value down to the current fair value of $2,842,000.
The factors surrounding these "other than temporary" impairments did not have any impact on the carrying value of any other investments held by the Company.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

     At March 31, 2003, the Company had unrealized losses on held-to-maturity and available-for-sale securities as presented in the table below. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services. None of these securities are considered to be in concentrations by either security type or industry. The Company uses several factors to determine whether the carrying value of an individual security has been impaired. Such factors include, but are not limited to, the security's value and performance in the context of the overall market, key corporate events and collateralization of fixed maturity securities. Based on these factors, and the Company's ability and intent to hold these securities until maturity, it was determined that the carrying value of these securities was not impaired at March 31, 2003. Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company's investments. Should a determination be made at some point in the future that these unrealized losses are "other than temporary", the Company's earnings would be reduced by approximately $2,201,000, net of tax; however, the Company's financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company's financial statements as a component of stockholders' equity, net of deferred taxes.

                                                          Gross
                                                        unrealized
                                                          losses
                                                        ----------
Securities held-to-maturity:
  Fixed maturity securities:
    U.S. treasury securities and obligations of U.S.
      government corporations and agencies .............$        -
    Mortgage-backed securities .........................         -
                                                        ----------
        Total securities held-to-maturity ..............         -
                                                        ----------
Securities available-for-sale:
  Fixed maturity securities:
    U.S. treasury securities and obligations of U.S.
      government corporations and agencies .............     1,691
    Obligations of states and political subdivisions ...         -
    Mortgage-backed securities .........................         -
    Debt securities issued by foreign governments ......         -
    Public utilities ...................................   139,607
    Corporate securities ...............................   935,467
                                                        ----------
        Total fixed maturity securities ................ 1,076,765
                                                        ----------
  Equity securities:
    Common stocks ...................................... 2,310,029
    Non-redeemable preferred stocks ....................         -
                                                        ----------
        Total equity securities ........................ 2,310,029
                                                        ----------
        Total securities available-for-sale ............ 3,386,794
                                                        ----------
        Total all securities ...........................$3,386,794
                                                        ==========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

     Following is a schedule of the length of time the securities presented in the above table have continuously been in an unrealized loss position.

                                                                     Gross
                                           Book         Fair      unrealized
                                           value        value        loss
                                        -----------  -----------  -----------
Fixed maturity securities
  available-for-sale:
    Three months or less ...............$53,661,059  $53,659,367  $     1,692
    Over three months to six months ....  3,577,107    3,307,500      269,607
    Over six months to nine months .....          -            -            -
    Over nine months to twelve months ..          -            -            -
    Over twelve months ................. 15,354,200   14,548,734      805,466
                                        -----------  -----------  -----------
                                        $72,592,366  $71,515,601  $ 1,076,765
                                        ===========  ===========  ===========
Equity securities:
    Three months or less ...............$10,716,185  $ 9,811,479  $   904,706
    Over three months to six months ....  2,332,187    2,091,070      241,117
    Over six months to nine months .....  4,003,251    3,463,236      540,015
    Over nine months to twelve months ..  3,010,266    2,457,930      552,336
    Over twelve months .................    452,353      380,498       71,855
                                        -----------  -----------  -----------
                                        $20,514,242  $18,204,213  $ 2,310,029
                                        ===========  ===========  ===========

     Following is a schedule of fixed maturity securities available-for-sale that are non-investment grade and have unrealized losses at March 31, 2003.
As previously noted, the Company does not invest in junk bonds. The non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase. The percentages displayed are of the fair values of these securities to the total fair value of fixed maturity securities available-for-sale, and of the unrealized losses on these securities to the total gross unrealized losses on fixed maturity securities available-for-sale. This schedule does not include fixed maturity securities held-to-maturity due to the fact that none of these securities have unrealized losses and are below investment grade at March 31, 2003. This schedule also does not include the Company's MCI bonds, which carry a Moody's Bond Rating of CA, due to the fact that these bonds were written-down to their fair value in the second quarter of 2002 and have since partially recovered, resulting in unrealized gains of $1,725,000 as of March 31, 2003.

                                                          Percent    Percent
                         Moody's                             of      of gross
                          bond     Carrying   Unrealized   market   unrealized
                         rating      value        Loss      value     losses
                         -------- ----------  ----------   ------   ----------
Potomac Edison Co........ BAA3(1) $2,437,500  $  139,607     0.5%       13.0%

(1) Split-rated bond with an S&P rating below investment grade (BB+)

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                 (Unaudited)

     Following is a schedule of gross realized losses recognized in 2003 along with the associated book values and sales prices aged according to the length of time the underlying securities were in an unrealized loss position. This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc. The Company's equity portfolio is managed on a "tax-aware" basis, which generally results in sales of securities at a loss to offset sales of securities at a gain, thus minimizing the Company's income tax expense. Fixed maturity securities are generally held until maturity.

                                                                     Gross
                                           Book         Sales      realized
                                           value        price        loss
                                        -----------  -----------  -----------
Fixed maturity securities
  available-for-sale:
    Three months or less ...............$         -  $         -  $         -
    Over three months to six months ....          -            -            -
    Over six months to nine months .....          -            -            -
    Over nine months to twelve months ..          -            -            -
    Over twelve months .................  5,592,110    1,249,902    4,342,208
                                        -----------  -----------  -----------
                                        $ 5,592,110  $ 1,249,902  $ 4,342,208
                                        ===========  ===========  ===========
Equity securities:
    Three months or less ...............$ 3,521,179  $ 2,664,041  $   857,138
    Over three months to six months ....    444,242      257,437      186,805
    Over six months to nine months .....  5,222,087    3,222,981    1,999,106
    Over nine months to twelve months ..  2,658,171    1,667,579      990,592
    Over twelve months .................    860,832      530,056      330,776
                                        -----------  -----------  -----------
                                        $12,706,511  $ 8,342,094  $ 4,364,417
                                        ===========  ===========  ===========

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

     Two categories of influences on market risk exist as it relates to financial instruments. First are systematic aspects, which relate to the investing environment and are out of the control of the investment manager. Second are non-systematic aspects, which relate to the construction of the investment portfolio through investment policies and decisions, and are under the direct control of the investment manager. Due to systematic changes, several components of market risk have increased noticeably during 2002 and continue into the first three months of 2003. As it relates to equity price risk, the poor performance of the markets during this period has resulted in declines in the values of the Company's equity investments. Credit quality risk has risen resulting in declines in the values of several bond investments stemming from the many high-profile bankruptcies and other downgrade activities during this period. Prepayment risk has increased, primarily for the mortgage-backed securities, as declines in interest rates during this period have accelerated the payment of higher-interest rate mortgages through re-financing activity. And finally, to a lesser extent interest rate risk has increased due to interest rates bottoming-out during this period. Future interest rate increases will result in declines in the values of fixed maturity securities from their current values. Throughout all these systematic changes, the Company continues its commitment to controlling non-systematic risk through sound investment policies and diversification.


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

                 EMC INSURANCE GROUP INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION
--------  -----------------
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

    (a) 99.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) On January 29, 2003, the Company filed a report on Form 8-K clarifying financial information released by it parent company, Employers Mutual Casualty Company, and announcing a change in Employers Mutual's dividend reinvestment percentage.

         On March 12, 2003, the Company filed a report on Form 8-K announcing a revision of its previous earnings release for the fourth quarter and year ended December 31, 2002, due to new information regarding asbestos reserves.

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


                              EMC INSURANCE GROUP INC.
                              Registrant



                              /s/  Bruce G. Kelley
                              ------------------------
                              Bruce G. Kelley
                              President & Chief Executive Officer



                              /s/  Mark E. Reese
                              ------------------------
                              Mark E. Reese
                              Vice President and
                              Chief Financial Officer

Date:  May 14, 2003

                                CERTIFICATIONS

I, Bruce G. Kelley, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of EMC Insurance Group Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003
                                       /s/  Bruce G. Kelley
                                       --------------------------
                                       Bruce G. Kelley, President
                                       and Chief Executive Officer

                                CERTIFICATIONS

I, Mark Reese, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of EMC Insurance Group Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003
                                       /s/  Mark E. Reese
                                       --------------------------
                                       Mark E. Reese, Vice President
                                       and Chief Financial Officer