Form 10-Q
period 2003-06-30
EMC INSURANCE GROUP INC
filed 2003-08-14
CIK 356130

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended JUNE 30, 2003
                                   -------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ________________ to _______________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at July 31, 2003
                  -----                      ----------------------------
     Common stock, $1.00 par value                     11,462,586


Total pages    34
              ----

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                     June 30,    December 31,
                                                       2003          2002
                                                   ------------  ------------
                                                    (Unaudited)
ASSETS
Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (fair value $23,270,855 and $61,639,037) ... $ 20,745,186  $ 55,033,675
    Securities available-for-sale, at fair value
      (amortized cost $387,788,519 and
      $459,844,928) ..............................  417,953,300   485,855,966
  Fixed maturity securities on loan:
    Securities held-to-maturity, at amortized cost
      (fair value $33,428,582 and $0) ............   30,144,246             -
    Securities available-for-sale, at fair value
      (amortized cost $70,505,300 and $0) ........   70,955,510             -
  Equity securities available-for-sale, at fair
    value (cost $34,630,883 and $38,444,030) .....   38,711,870    34,596,985
  Other long-term investments, at cost ...........    3,475,473     3,057,000
  Short-term investments, at cost ................   54,461,720    29,650,230
                                                   ------------  ------------
        Total investments ........................  636,447,305   608,193,856

Balances resulting from related party transactions
  with Employers Mutual:
    Reinsurance receivables ......................   12,137,066    11,582,136
    Prepaid reinsurance premiums .................    4,642,206     2,442,899
    Intangible asset, defined benefit
      retirement plan ............................    1,411,716     1,411,716
    Other assets .................................    3,042,753     1,331,816
    Indebtedness of related party ................   15,351,230             -

Cash .............................................   (4,280,288)     (119,097)
Accrued investment income ........................    8,051,825     9,179,555
Accounts receivable (net of allowance for
  uncollectible accounts of $7,297 and $7,297) ...    1,044,702       772,944
Income taxes recoverable .........................    2,715,969       213,504
Deferred policy acquisition costs ................   26,690,369    24,926,861
Deferred income taxes ............................    9,410,324    13,986,172
Goodwill, at cost less accumulated amortization
  of $2,616,234 and $2,616,234 ...................      941,586       941,586
Securities lending collateral ....................  107,255,529             -
                                                   ------------  ------------
        Total assets ............................. $824,862,292  $674,863,948
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                     June 30,    December 31,
                                                       2003         2002
                                                   ------------  ------------
                                                    (Unaudited)
LIABILITIES
Balances resulting from related party transactions
  with Employers Mutual:
    Losses and settlement expenses ............... $350,985,734  $331,226,753
    Unearned premiums ............................  125,962,065   115,746,814
    Other policyholders' funds ...................    1,353,740     1,035,622
    Surplus notes payable ........................   36,000,000    36,000,000
    Indebtedness to related party ................            -     3,304,539
    Employee retirement plans ....................   10,970,232    10,014,349
    Other liabilities ............................   21,241,604    19,767,507

Securities lending obligation ....................  107,255,529             -
                                                   ------------  ------------
        Total liabilities ........................  653,768,904   517,095,584
                                                   ------------  ------------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,459,977
  shares in 2003 and 11,399,050 shares in 2002 ...   11,459,977    11,399,050
Additional paid-in capital .......................   68,360,742    67,270,591
Accumulated other comprehensive income ...........   22,364,118    14,218,330
Retained earnings ................................   68,908,551    64,880,393
                                                   ------------  ------------
        Total stockholders' equity ...............  171,093,388   157,768,364
                                                   ------------  ------------
        Total liabilities and stockholders' equity $824,862,292  $674,863,948
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)

All balances presented below, with the exception of investment income, realized investment gains (losses) and income tax (benefit) expense, are the result of related party transactions with Employers Mutual.

                               Three months ended        Six months ended
                                    June 30,                 June 30,
                            ----------------------- -------------------------
                                2003        2002        2003         2002
                            ----------- ----------- ------------ ------------
REVENUES
  Premiums earned ..........$81,977,768 $73,348,688 $162,359,666 $141,858,080
  Net investment income ....  7,387,056   8,346,315   15,233,980   16,605,026
  Realized investment
    gains (losses) .........    586,584  (3,372,379)  (1,163,201)  (3,100,460)
  Other income .............    264,328     260,163      432,158      377,275
                            ----------- ----------- ------------ ------------
                             90,215,736  78,582,787  176,862,603  155,739,921
                            ----------- ----------- ------------ ------------
LOSSES AND EXPENSES
  Losses and settlement
    expenses ............... 62,621,635  51,215,844  112,848,707   99,766,852
  Dividends to policyholders  1,226,295     783,385    1,616,529    1,752,618
  Amortization of deferred
    policy acquisition costs 17,770,488  16,345,669   35,326,862   31,489,662
  Other underwriting
    expenses ...............  6,350,968   6,073,752   14,386,165   12,506,956
  Interest expense .........    278,100     340,075      764,066      671,719
  Other expenses ...........    548,658     305,759      957,206      563,488
                            ----------- ----------- ------------ ------------
                             88,796,144  75,064,484  165,899,535  146,751,295
                            ----------- ----------- ------------ ------------
    Income before income
      tax (benefit) expense   1,419,592   3,518,303   10,963,068    8,988,626
                            ----------- ----------- ------------ ------------
INCOME TAX (BENEFIT)
  EXPENSE
    Current ................    910,365   2,337,022    2,897,546    3,147,607
    Deferred ...............   (920,965) (1,763,405)     189,652     (793,544)
                            ----------- ----------- ------------ ------------
                                (10,600)    573,617    3,087,198    2,354,063
                            ----------- ----------- ------------ ------------
        Net income .........$ 1,430,192 $ 2,944,686 $  7,875,870 $  6,634,563
                            =========== =========== ============ ============

Net income per common
  share - basic and diluted $       .12 $       .26 $        .69 $        .58
                            =========== =========== ============ ============

Dividends per common share  $       .15 $       .15 $        .30 $        .30
                            =========== =========== ============ ============

Average number of common
  shares outstanding - basic
  and diluted .............. 11,442,717  11,374,729   11,423,035   11,357,957
                            =========== =========== ============ ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                               Three months ended        Six months ended
                                    June 30,                 June 30,
                             ----------------------- -----------------------
                                 2003        2002        2003       2002
                             ----------- ----------- ----------- -----------
Net income ................. $ 1,430,192 $ 2,944,686 $ 7,875,870 $ 6,634,563
                             ----------- ----------- ----------- -----------
OTHER COMPREHENSIVE INCOME
  Unrealized holding
    gains (losses) arising
    during the period,
    before deferred income
    tax expense (benefit) ..  11,807,739   3,776,003  11,368,051  (2,779,679)
  Deferred income tax
    expense (benefit) ......   4,132,710   1,321,601   3,978,820    (972,891)
                             ----------- ----------- ----------- -----------
                               7,675,029   2,454,402   7,389,231  (1,806,788)
                             ----------- ----------- ----------- -----------

  Reclassification
    adjustment for (gains)
    losses included in net
    income, before income
    tax expense (benefit) ..    (585,140)  3,363,489   1,163,934   3,091,570
  Income tax expense
    (benefit) ..............     204,799  (1,177,222)   (407,377) (1,082,050)
                             ----------- ----------- ----------- -----------
                                (380,341)  2,186,267     756,557   2,009,520
                             ----------- ----------- ----------- -----------

        Other comprehensive
          income ...........   7,294,688   4,640,669   8,145,788     202,732
                             ----------- ----------- ----------- -----------
        Total comprehensive
          income ........... $ 8,724,880 $ 7,585,355 $16,021,658 $ 6,837,295
                             =========== =========== =========== ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                       Six months ended
                                                           June 30,
                                                  --------------------------
                                                      2003          2002
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .................................... $  7,875,870  $  6,634,563
                                                  ------------  ------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Balances resulting from related party
        transactions with Employers Mutual:
          Losses and settlement expenses ........   19,758,981     6,188,287
          Unearned premiums .....................   10,215,251    10,611,036
          Other policyholders' funds ............      318,118       613,656
          Indebtedness to related party .........  (18,655,769)   (9,517,805)
          Employee retirement plans .............      955,883     1,016,478
          Reinsurance receivables ...............     (554,930)    3,070,496
          Prepaid reinsurance premiums ..........   (2,199,307)     (833,095)
          Commissions payable ...................   (1,347,023)     (632,287)
          Interest payable ......................   (1,559,266)      671,719
          Prepaid assets ........................   (1,556,967)     (737,188)

      Deferred policy acquisition costs .........   (1,763,508)   (2,151,147)
      Accrued investment income .................    1,127,730      (402,216)
      Accrued income taxes:
        Current .................................   (2,502,465)      557,597
        Deferred ................................      189,652      (793,545)
      Realized investment losses ................    1,163,201     3,100,460
      Other, net ................................   (1,528,778)   (3,364,778)
                                                  ------------  ------------
                                                     2,060,803     7,397,668
                                                  ------------  ------------
         Net cash provided by
              operating activities .............. $  9,936,673  $ 14,032,231
                                                  ------------  ------------

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                  (Unaudited)

                                                       Six months ended
                                                           June 30,
                                                  --------------------------
                                                      2003          2002
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities of fixed maturity securities
    held-to-maturity ............................ $  4,159,415  $  5,474,136
  Purchases of fixed maturity securities
    available-for-sale .......................... (355,084,966) (114,264,640)
  Disposals of fixed maturity securities
    available-for-sale ..........................  365,111,374   111,323,992
  Purchases of equity securities
    available-for-sale ..........................  (14,067,053)  (25,850,242)
  Disposals of equity securities
    available-for-sale ..........................   13,709,963    16,038,657
  Purchase of other long-term investments .......     (750,000)   (2,644,445)
  Disposal of other long-term investments .......      331,527       444,216
  Net purchases of short-term investments .......  (24,811,490)  (13,764,113)
                                                  ------------  ------------
      Net cash used in investing activities .....  (11,401,230)  (23,242,439)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Balances resulting from related party
    transactions with Employers Mutual:
      Issuance of common stock ..................    1,151,078     1,174,941
      Issuance of surplus note ..................            -    11,000,000
      Dividends paid to Employers Mutual ........   (3,164,141)   (2,706,041)

  Dividends paid to public stockholders .........     (683,571)     (704,213)
                                                  ------------  ------------
      Net cash (used) provided by financing
        activities ..............................   (2,696,634)    8,764,687
                                                  ------------  ------------
NET DECREASE IN CASH ............................   (4,161,191)     (445,521)
Cash at beginning of year .......................     (119,097)      558,073
                                                  ------------  ------------
Cash at end of quarter .......................... $ (4,280,288) $    112,552
                                                  ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

                                June 30, 2003

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


2.  STOCK BASED COMPENSATION

     Prior to the fourth quarter of 2002, the Company had concluded that it was not subject to the accounting requirements of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, since it receives the current fair value for any common stock issued under Employers Mutual Casualty Company's (Employers Mutual) stock option plans. As a result, the Company was recognizing as compensation expense its pool participation share of the stock option expense recorded by Employers Mutual for these plans. During the fourth quarter of 2002, the Company concluded that it is subject to the accounting requirements of APB 25 and, accordingly, should not be recognizing compensation expense from Employers Mutual's stock option plans since the exercise price of the options is equal to the fair value of the stock at the date of grant. The results for the three and six months ended June 30, 2002 reflect (income) expense after tax of ($22,031) and $99,415, respectively, associated with stock options. Since these amounts are not material, the financial statements for the three and six months ended June 30, 2002 have not been restated.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                                June 30, 2003

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

                                  Three months ended      Six months ended
                                       June 30,               June 30,
                               ----------------------  ----------------------
                                  2003        2002        2003        2002
                               ----------  ----------  ----------  ----------
Net income, as reported ...... $1,430,192  $2,944,686  $7,875,870  $6,634,563
Add (deduct):
  Stock-based compensation
    (income) expense reported
    in net income, net of
    related tax effects ......          -     (22,031)          -      99,415
  Stock-based compensation
    expense determined under
    fair value method for all
    awards, net of related
    tax effects ..............     (6,346)     (4,748)    (12,692)     (9,496)
                               ----------  ----------  ----------  ----------
Pro forma net income ......... $1,423,846  $2,917,907  $7,863,178  $6,724,482
                               ==========  ==========  ==========  ==========
Net income per share:
  Basic and diluted -
    As reported ..............      $0.12       $0.26       $.69        $.58
  Basic and diluted -
    Pro forma ................      $0.12       $0.26       $.69        $.59


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

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                                June 30, 2003

                         Property
Three months ended     and casualty                   Parent
  June 30, 2003         insurance     Reinsurance     company    Consolidated
---------------        ------------  ------------  ------------  ------------
Premiums earned ...... $ 60,342,141  $ 21,635,627                $ 81,977,768

Underwriting loss ....   (5,684,419)     (307,199)                 (5,991,618)
Net investment income     5,187,381     2,193,977  $      5,698     7,387,056
Realized investment
  gains ..............      415,383       171,201             -       586,584
Other income .........      264,328             -             -       264,328
Interest expense .....     (193,125)      (84,975)            -      (278,100)
Other expense ........     (333,238)            -      (215,420)     (548,658)
                       ------------  ------------  ------------  ------------
(Loss) income before
  income tax (benefit)
  expense ............ $   (343,690) $  1,973,004  $   (209,722) $  1,419,592
                       ============  ============  ============  ============

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
                       ============  ============  ============  ============

                         Property
Six months ended       and casualty                   Parent
  June 30, 2003          insurance    Reinsurance     company    Consolidated
---------------        ------------  ------------  ------------  ------------
Premiums earned ...... $119,547,945  $ 42,811,721                $162,359,666

Underwriting loss ....   (1,214,328)     (604,269)                 (1,818,597)
Net investment income    10,738,318     4,439,732  $     55,930    15,233,980
Realized investment
  losses .............     (943,531)     (219,670)            -    (1,163,201)
Other income .........      432,158             -             -       432,158
Interest expense .....     (533,112)     (230,954)            -      (764,066)
Other expense ........     (610,422)            -      (346,784)     (957,206)
                       ------------  ------------  ------------  ------------
Income (loss) before
  income tax expense
  (benefit) .......... $  7,869,083  $  3,384,839  $   (290,854) $ 10,963,068
                       ============  ============  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                                June 30, 2003

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
                       ============  ============  ============  ============

4.  INCOME TAXES

     The actual income tax (benefit) expense for the three and six months ended June 30, 2003 and 2002 differed from the "expected" tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense (benefit)) as follows:

                              Three months ended         Six months ended
                                   June 30,                  June 30,
                           ------------------------  ------------------------
                               2003         2002         2003         2002
                           -----------  -----------  -----------  -----------

Computed "expected" tax
  expense ................ $   496,857  $ 1,231,406  $ 3,837,074  $ 3,146,019

Increases (decreases) in
  tax resulting from:
    Tax-exempt interest
      income .............    (480,265)    (360,715)    (885,541)    (725,169)
    Proration of
      tax-exempt interest
      and dividends
      received deduction        43,635       41,677       83,909       82,817
    Other, net ...........     (70,827)    (338,751)      51,756     (149,604)
                           -----------  -----------  -----------  -----------
        Income tax
          (benefit)
          expense ........ $   (10,600) $   573,617  $ 3,087,198  $ 2,354,063
                           ===========  ===========  ===========  ===========

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                                June 30, 2003


5.  NEW ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement is generally effective for contracts entered into or modified after June 30, 2003. Currently, the Company's investment strategy does not include investments in derivative instruments or hedging activities. Therefore, adoption of this statement will not have any effect on the operating results of the Company.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this statement did not have any effect on the operating results of the Company.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------
                                 (Unaudited)
OVERVIEW

     EMC Insurance Group Inc., an 80.7 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing 73.6 percent of consolidated premiums earned. For purposes of this discussion, the term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate, are referred to as the "EMC Insurance Companies."

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


CONSOLIDATED RESULTS OF OPERATIONS

     Net income for the three months and six months ended June 30, 2003 and 2002 are as follows:

                                      Three months ended Six months ended
                                           June 30,           June 30,
                                      -----------------  -----------------
($ in thousands)                        2003     2002      2003     2002
                                      -------- --------  -------- --------
REVENUES
Premiums earned ..................... $ 81,978 $ 73,349  $162,360 $141,858
Net investment income ...............    7,387    8,346    15,234   16,605
Realized investment gains (losses) ..      587   (3,372)   (1,163)  (3,100)
Other income ........................      264      260       432      377
                                      -------- --------  -------- --------
                                        90,216   78,583   176,863  155,740
                                      -------- --------  -------- --------
LOSSES AND EXPENSES
Losses and settlement expenses ......   62,622   51,216   112,849   99,767
Acquisition and other expenses ......   25,348   23,202    51,330   45,749
Interest expense ....................      278      340       764      672
Other expense .......................      549      306       957      563
                                      -------- --------  -------- --------
                                        88,797   75,064   165,900  146,751
                                      -------- --------  -------- --------
Income before income tax (benefit)
  expense ...........................    1,419    3,519    10,963    8,989
Income tax (benefit) expense ........      (11)     574     3,087    2,354
                                      -------- --------  -------- --------
Net income .......................... $  1,430 $  2,945  $  7,876 $  6,635
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 59,145 $ 52,796  $108,686 $102,498
    Increase (decrease) in provision
      for insured events of prior
      years .........................    3,477   (1,580)    4,163   (2,731)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 62,622 $ 51,216  $112,849 $ 99,767
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $ 10,341 $  3,936  $ 11,428 $  4,819
                                      ======== ========  ======== ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

    Net income declined for the three months but improved for the six months ended June 30, 2003 compared to the same periods in 2002. The decline in net income for the second quarter of 2003 is attributed to the property and casualty insurance segment, which experienced a high level of storm losses and a significant amount of adverse development on prior years' reserves. Despite the decline in second quarter results, net income improved for the six months ended June 30, 2003 due to fundamental improvements in pricing, prudent risk selection and careful claims management. The initiatives implemented in recent years to improve profitability have been successful and this trend is expected to continue during the remainder of 2003.

     Premiums earned increased 11.8 percent for the three months and 14.5 percent for the six months ended June 30, 2003 from the same periods in 2002. These increases are primarily due to rate increases that were implemented during the last two years in the property and casualty insurance business and growth and improved pricing in the assumed reinsurance business. The Company continued to implement rate increases in the property and casualty insurance business during the first six months of 2003 and additional rate increases are anticipated for the remainder of 2003. These rate increases will be targeted to specific territories and lines of business and generally will be smaller than the rate increases implemented during the past several months. Policy counts have declined slightly as the Company continues to concentrate on rate adequacy and is non-renewing under-priced or under-performing accounts.

     Net investment income decreased 11.5 percent for the three months and 8.3 percent for the six months ended June 30, 2003 from the same periods in 2002. These decreases are primarily attributable to the lingering low interest rate environment. Proceeds from called and maturing securities are being reinvested at the current lower interest rates, resulting in a lower rate of return.

     The Company reported a net realized investment gain of $587,000 for the three months ended June 30, 2003, but posted a net realized investment loss of $1,163,000 for the six months ended June 30, 2003. Included in the losses of 2003 is $1,567,000 of impairment losses recognized on the Company's equity portfolio during the first quarter and $2,689,000 of net losses recognized by the Company's equity managers during the first quarter as they rebalanced the Company's portfolios to enhance future returns. The Company also recognized $4,342,000 of losses during the first quarter from the sale of its American Airlines and United Airlines bonds. At December 31, 2002, these bonds were collateralized by aircraft with an appraised value sufficient to recover the Company's investment; however, during the first quarter of 2003 the value of this collateral declined below the Company's investment as a result of the war with Iraq, a significant decline in air travel, and the prospects of a bankruptcy filing by American Airlines and a liquidation of United Airlines. These losses were largely offset by gains recognized on the sale of certain bond and equity investments during the first and second quarters of 2003. The Company did not recognize any investment impairment losses in the second quarter of 2003. The realized investment losses reported in the second quarter of 2002 reflect a $3,821,000 impairment write down of the Company's investment in MCI Communications Corporation corporate bonds.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     Losses and settlement expenses increased 22.3 percent for the three months and 13.1 percent for the six months ended June 30, 2003 from the same periods in 2002. These increases are largely attributed to a significant increase in storm activity and a strengthening of loss and settlement expense reserves in the property and casualty insurance segment during the second quarter. Despite the increase in loss experience reported in the second quarter, the quality of the Company's underlying book of business has improved over the last several years due to the implementation of more stringent underwriting standards and changes in agent compensation.

     Acquisition and other expenses increased 9.2 percent for the three months and 12.2 percent for the six months ended June 30, 2003 compared to the same periods in 2002. These increases are primarily attributed to an increase in commission expense, which reflects the growth in premium volume experienced during the first six months of 2003 as well as commission expense associated with increased participation in the MRB reinsurance pool by Employers Mutual, which is assumed by the Company's reinsurance subsidiary. Higher contingent commission expense from the property and casualty insurance segment during 2003, in the form of agents' profit share expenses, was offset by a sharp decline in contingent commission expense in the reinsurance subsidiary during the second quarter of 2003. Increased employee benefits costs and a decline in the amount of acquisition expenses deferred during each of the first two quarters of 2003 also contributed to the increase in acquisition and other expenses.

     The Company incurred $278,000 and $764,000 of interest expense on surplus notes during the three months and six months ended June 30, 2003 compared to $340,000 and $672,000 for the same periods in 2002. The decline in interest expense for the second quarter of 2003 is attributed to the fact that the surplus notes were refinanced with Employers Mutual effective April 1, 2003 at a rate of 3.09 percent. Previously, $25,000,000 of the surplus notes carried an interest rate of 5.38 percent and $11,000,000 of the surplus notes carried an interest rate of 5.25 percent. The increase in interest expense for the six months ended June 30, 2003 reflects the fact that $11,000,000 of the surplus notes were issued on June 27, 2002 and therefore only incurred four days of interest expense at June 30, 2002. The interest expense incurred on these surplus notes did not have a material impact on the Company's results of operations as the proceeds of the surplus notes were invested and earned a similar amount of interest income.

     Income tax expense declined for the three months but increased for the six months ended June 30, 2003 from the same periods in 2002. These fluctuations primarily reflect the changes in pre-tax income for these periods. Effective April 1, 2003, the Company was included in Employers Mutual's consolidated tax return due to the fact that Employers Mutual attained 80 percent ownership of the Company at the end of March. The Company will file a short-period tax return for the period January 1, 2003 through March 31, 2003.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     Prior to the fourth quarter of 2002, the Company had concluded that it was not subject to the accounting requirements of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, since it receives the current fair value for any common stock issued under Employers Mutual's stock option plans. As a result, the Company was recognizing as compensation expense its pool participation share of the stock option expense recorded by Employers Mutual for these plans. During the fourth quarter of 2002, the Company concluded that it is subject to the accounting requirements of APB 25 and, accordingly, should not be recognizing compensation expense from Employers Mutual's stock option plans since the exercise price of the options is equal to the fair value of the stock at the date of grant. The results for the three and six months ended June 30, 2002 reflect (income) expense after tax of ($22,000) and $99,000, respectively, associated with stock options. Since these amounts are not material, the financial statements for the three and six months ended June 30, 2002 have not been restated.

SEGMENT RESULTS

Property and Casualty Insurance

     (Loss) income before income tax (benefit) expense for the three months and six months ended June 30, 2003 and 2002 are as follows:

                                      Three months ended Six months ended
                                           June 30,           June 30,
                                      -----------------  -----------------
($ in thousands)                        2003     2002      2003     2002
                                      -------- --------  -------- --------
Premiums earned ..................... $ 60,342 $ 55,368  $119,548 $107,811
Losses and settlement expenses ......   45,638   38,871    80,927   75,090
Acquisition and other expenses ......   20,388   17,103    39,835   34,518
                                      -------- --------  --------  -------
Underwriting loss ...................   (5,684)    (606)   (1,214)  (1,797)
Net investment income ...............    5,187    6,027    10,738   12,035
Realized gains (losses) .............      416   (2,305)     (943)  (2,056)
Other income ........................      264      260       432      377
Interest expense ....................      193      335       533      667
Other expense .......................      334      181       611      331
                                      -------- --------  -------- --------
(Loss) income before income tax
  (benefit) expense ................. $   (344)$  2,860  $  7,869 $  7,561
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 41,287 $ 40,075  $ 77,950 $ 78,778
    Increase (decrease) in provision
      for insured events of prior
      years .........................    4,351   (1,204)    2,977   (3,688)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 45,638 $ 38,871  $ 80,927 $ 75,090
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  9,090 $  3,513  $ 10,003 $  4,172
                                      ======== ========  ======== ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     Premiums earned increased 9.0 percent for the three months and 10.9 percent for the six months ended June 30, 2003 from the same periods in 2002. These increases are primarily attributable to rate increases that were implemented during the last two years. The rate level increases implemented during 2002 were broad based in nature. As a result of these increases and those implemented during the prior two years, the Company's premium rate levels for most lines of business were considered to be at, or near, adequate levels at December 31, 2002. Accordingly, moderate and more targeted rate increases have been implemented during the first six months of 2003, and similar actions are anticipated for the remainder of the year. This fine tuning of the Company's rate structure is being directed toward specific territories and lines of business where additional rate increases are warranted. Due to the timing of policy renewals and the earning of premiums ratably over the terms of the underlying policies, a time delay exists for implemented rate increases to have a noticeable impact on premiums earned. Premiums earned in 2003 will reflect this delay and, therefore, are expected to continue to show strong growth as the rate increases obtained in 2002 become earned.

     Losses and settlement expenses increased 17.4 percent for the three months and 7.8 percent for the six months ended June 30, 2003 as compared to the same periods in 2002. The large increase for the second quarter of 2003 is attributed to a significant increase in storm losses and adverse development on prior years' reserves. Storm losses for the first six months of 2003 are comparable in amount to those experienced during the storm-plagued first six months of 2001; however, the impact of these losses was not as severe because premium rates are much more adequate now than they were in 2001. The adverse development on prior years' reserves is primarily related to a strengthening of loss reserves in the workers' compensation line of business and a general strengthening of settlement expense reserves. These reserve increases were implemented in response to recently completed actuarial projections. The Company monitors claims activity and performs actuarial analyses and projections of loss and settlement expense reserves on a regular basis. As necessary, reserves are strengthened in accordance with established practices that attempt to maintain consistently adequate levels of reserves. Loss frequency continued its downward trend in the second quarter of 2003 while loss severity continued to increase.

     Acquisition and other expenses increased 19.2 percent for the three months and 15.4 percent for the six months ended June 30, 2003 as compared to the same periods in 2002. These increases are primarily related to the growth in premium income noted above, but also reflect an increase in contingent commission expense, a decline in the amount of acquisition expenses deferred during each of the first two quarters of 2003 and higher employee benefit costs. Policyholder dividends increased significantly during the second quarter of 2003 but remained below the 2002 amount for the first six months of the year. Policyholder dividends are expected to continue to increase due to the improving profitability of the underlying insurance policies.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     Underwriting results for the property and casualty insurance segment declined sharply in the second quarter of 2003, but improved for the first half of 2003 in comparison to the same periods in 2002. The results for the second quarter of 2003 were negatively impacted by a combination of high storm losses and adverse development on prior years' reserves, but the quality of the underlying book of business has improved as a result of improved premium rate adequacy and more stringent underwriting standards. The implemented rate increases of the last two years have pushed premium rate levels for most lines of business to adequate, or near adequate, levels. Results for the second half of 2003 will benefit from the current rate levels, but the unpredictable nature of catastrophe and storm losses will remain. Underwriting for profitability is always stressed, but has become even more critical in light of the current low interest rate environment and the protracted decline in the equity markets. New and renewal business is being closely scrutinized to ensure that there is potential for an underwriting profit.

Reinsurance

     Income before income tax expense for the three months and six months ended June 30, 2003 and 2002 are as follows:

                                      Three months ended Six months ended
                                           June 30,           June 30,
                                      -----------------  -----------------
($ in thousands)                        2003     2002      2003     2002
                                      -------- --------  -------- --------
Premiums earned ..................... $ 21,636 $ 17,981  $ 42,812 $ 34,047
Losses and settlement expenses ......   16,984   12,345    31,922   24,677
Acquisition and other expenses ......    4,960    6,099    11,495   11,231
                                      -------- --------  -------- --------
Underwriting loss ...................     (308)    (463)     (605)  (1,861)
Net investment income ...............    2,195    2,280     4,441    4,499
Realized gains (losses) .............      171   (1,072)     (220)  (1,049)
Interest expense ....................       85        5       231        5
                                      -------- --------  -------- --------
Income before income tax expense .... $  1,973 $    740  $  3,385 $  1,584
                                      ======== ========  ======== ========
Incurred losses and
  settlement expenses:
    Insured events of current year .. $ 17,858 $ 12,721  $ 30,736 $ 17,033
    (Decrease) increase in
      provision for insured events
      of prior years ................     (874)    (376)    1,186      957
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 16,984 $ 12,345  $ 31,922 $ 24,677
                                      ======== ========  ======== ========
Catastrophe losses .................. $  1,251 $    423  $  1,425 $    647
                                      ======== ========  ======== ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     Premium income increased 20.3 percent for the three months and 25.7 percent for the six months ended June 30, 2003 from the same periods in 2002. Approximately half of this growth is attributed to increased participation in the MRB reinsurance pool. Employers Mutual's participation in this pool has increased from 16.7 percent (one-sixth share) in 2001 to 20 percent (one-fifth share) in 2002 to 25 percent (one-fourth share) in 2003. Also contributing to the increase in premium income are rate increases implemented during the January 2003 renewal season, an increase in the estimate of earned but not reported premiums and continued growth in a marine syndicate account. Premium rate increases on excess of loss contracts continued to moderate in the second quarter of 2003 due to the influx of new capital into the reinsurance marketplace; however, contracts with poor loss experience continued to receive exceptionally large rate increases. The rate increases of 2002 and 2003 have been realized in conjunction with moderate declines in the related exposure base due to increased retention levels and coverage exclusions for terrorist activities. In addition, both excess of loss and pro-rata contracts are benefiting from improved industry-wide rate levels at the primary company level.

     Losses and settlement expenses increased 37.6 percent for the three months and 29.4 percent for the six months ended June 30, 2003 from the same periods in 2002. These increases reflect the increase in the exposure base on the MRB reinsurance pool and the marine syndicate account noted above. In addition, the results of the second quarter of 2003 were adversely affected by significant catastrophe losses. Storms that rolled through the Midwest during the month of May resulted in the reinsurance subsidiary recognizing $1,250,000 of storm losses. The Company experienced favorable development on prior years' reserves during the second quarter of both 2003 and 2002, but reported adverse development for the first six months of both years. The majority of the adverse development reported for the first six months of 2003 came from ocean marine business; however, this development was offset by additional premium income. The adverse development reported for the first six months of 2002 was primarily attributed to the MRB reinsurance pool.

     Acquisition and other expenses decreased 18.7 percent for the three months and increased 2.4 percent for the six months ended June 30, 2003 from the same periods in 2002. The decrease for the three months is attributed to a sharp decline in contingent commission expense. While this decrease is attributed to several sources, including a decline of approximately $500,000 associated with the MRB pool and a marine syndicate account and a decline of approximately $400,000 associated with the commutation of a retrocession contract related to the World Trade Center catastrophe, it also reflects a trend toward a reduction in the number of contracts with contingent commission provisions. The increase for the six months ended June 30, 2003, though largely offset by the decline in contingent commission expense for the second quarter, is primarily attributed to the growth in premium volume during 2003. Commission expense for the first six months of 2003 and 2002 includes $782,000 and $379,000, respectively, of commissions incurred in connection with the increased participation in the MRB reinsurance pool noted above. To a lesser extent, the increase in acquisition and other expenses was limited during the first half of 2003 by a higher amount of deferred acquisition costs when compared to the same period in 2002.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     The improvement in the underwriting results of the reinsurance segment for the first six months of 2003 is primarily attributed to a significant decline in contingent commission expense in the second quarter. Although second quarter results were negatively impacted by catastrophe losses associated with Midwest storms, premium rates on most reinsurance contracts are now considered to be near adequate levels, which will benefit the results for the remainder of the year. In addition to pricing its reinsurance premiums at adequate rates, Employers Mutual continues to work toward improving profitability on the assumed book of business by accepting larger shares of coverage on desirable programs, utilizing relationships with reinsurance intermediaries and monitoring exposures.

Parent Company

     The parent company reported a loss before income taxes of $210,000 and $291,000 for the three months and six months ended June 30, 2003 compared to a loss of $81,000 and $156,000 for the same periods in 2002. The amounts reported for 2003 reflect an increase in operating expenses and a decline in investment income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio, excluding investments in equity securities, is invested in securities with maturities that approximate the anticipated liabilities of the insurance issued. At June 30, 2003, approximately 29 percent of the Company's fixed maturity securities were in U.S. government or U.S. government agency issued securities. A variety of maturities are maintained in the Company's portfolio to assure adequate liquidity. The maturity structure of the fixed maturity investments is also established by the relative attractiveness of yields on short, intermediate and long-term securities. The Company does not invest in any high-yield debt investments (commonly referred to as junk bonds.)

     The Company considers itself to be a long-term investor and generally purchases fixed maturity investments with the intent to hold them to maturity. Despite this intent, the Company has historically classified a portion of its fixed maturity investments as available-for-sale securities to provide flexibility in the management of the portfolio. Since the third quarter of 1999, all newly acquired fixed maturity investments have been classified as available-for-sale securities to provide increased management flexibility.
The Company had unrealized holding gains, net of deferred taxes, on fixed maturity securities available-for-sale of $19,900,000 at June 30, 2003 and $16,907,000 at December 31, 2002. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as changing conditions warrant.

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

     The Company invested a net $418,000 in the first half of 2003 and $3,057,000 in 2002 into minor ownership interests in limited partnerships and limited liability companies. The Company does not hold any other non-traded securities.

     The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt, and investment purchases.

     The Company generated positive cash flows from operations of $9,937,000 during the first half of 2003 compared to $14,032,000 for the same period in 2002.

     Employers Mutual reinvested 50 percent of its dividends in additional shares of the Company's common stock during the first quarter of 2003. As a result of this dividend reinvestment, the Company became an 80 percent owned subsidiary of Employers Mutual at the end of March. In order to build and maintain a sufficient cushion above the 80 percent ownership threshold, Employers Mutual increased it dividend reinvestment percentage to 75 percent in the second quarter and announced two separate 30,000-share open market stock purchase programs. Employers Mutual has notified the Company that it will be reducing its dividend reinvestment percentage to 25 percent in the third quarter of 2003. During 2002, Employers Mutual was reinvesting 25 percent of its dividends in additional shares of the Company's common stock.

     As a result of becoming an 80 percent owned subsidiary of Employers Mutual, the Company was included in Employers Mutual's consolidated tax return effective April 1, 2003. The Company will file a short-period tax return for the period January 1, 2003 through March 31, 2003.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

Investment Impairments and Considerations

    As of June 30, 2003, the Company has had one fixed maturity security series, MCI Communications Corporation, and nine common stock issues that have been determined to be "other than temporarily" impaired. MCI Communications Corporation is owned by WorldCom Inc. (currently known as MCI), whose corporate bonds were downgraded to junk status in May 2002 when it reported the detection of accounting irregularities. The MCI Communications Corporation bonds are supported by the assets of MCI Communications Corporation; however, the magnitude of the WorldCom collapse cast doubt on the prospect of collecting the entire amount of principal and interest payments due the Company. As a result, on June 30, 2002 the Company recognized $3,821,000 of realized loss when the carrying value of this investment was reduced from an aggregate book value of $5,604,000 to the then current fair value of $1,783,000. As of June 30, 2003, the fair value of the MCI Communications Corporation bonds has partially recovered, resulting in pre-tax unrealized gains of $1,035,000 recognized during 2002 and $1,559,000 recognized during the first half of 2003. During the first quarter of 2003, the Company determined nine common stock issues were "other than temporarily" impaired and recognized a realized loss of $1,567,000 when the carrying value of these securities was reduced from an aggregate cost basis of $4,409,000 to the then current fair value of $2,842,000. Four of these common stock issues were sold during the second quarter of 2003, producing pre-tax realized gains of $205,000. As of June 30,2003, the fair value of the remaining five common stock issues partially recovered, resulting in a pre-tax unrealized gain of $223,000. The factors surrounding these "other than temporary" impairments did not have any impact on the carrying value of any other investments held by the Company.

     At June 30, 2003, the Company had unrealized losses on held-to-maturity and available-for-sale securities as presented in the table below. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services. None of these securities are considered to be in concentrations by either security type or industry. The Company uses several factors to determine whether the carrying value of an individual security has been impaired. Such factors include, but are not limited to, the security's value and performance in the context of the overall market, key corporate events and collateralization of fixed maturity securities. Based on these factors, and the Company's ability and intent to hold these securities until maturity, it was determined that the carrying value of these securities was not impaired at June 30, 2003. Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company's investments. Should a determination be made at some point in the future that these unrealized losses are "other than temporary", the Company's earnings would be reduced by approximately $787,000, net of tax; however, the Company's financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company's financial statements as a component of stockholders' equity, net of deferred taxes.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

                                                          Gross
                                                        unrealized
                                                          losses
                                                        ----------
Securities held-to-maturity:
  Fixed maturity securities:
    U.S. treasury securities and obligations of U.S.
      government corporations and agencies .............$        -
    Mortgage-backed securities .........................         -
                                                        ----------
        Total securities held-to-maturity ..............         -
                                                        ----------
Securities available-for-sale:
  Fixed maturity securities:
    U.S. treasury securities and obligations of U.S.
      government corporations and agencies .............         -
    Obligations of states and political subdivisions ...   108,673
    Mortgage-backed securities .........................         -
    Debt securities issued by foreign governments ......         -
    Public utilities ...................................         -
    Corporate securities ...............................   317,599
                                                        ----------
        Total fixed maturity securities ................   426,272
                                                        ----------
  Equity securities:
    Common stocks ......................................   784,888
    Non-redeemable preferred stocks ....................         -
                                                        ----------
        Total equity securities ........................   784,888
                                                        ----------
        Total securities available-for-sale ............ 1,211,160
                                                        ----------
        Total all securities ...........................$1,211,160
                                                        ==========
     Following is a schedule of the length of time the securities presented in the above table have continuously been in an unrealized loss position.

                                                                     Gross
                                           Book         Fair      unrealized
                                           value        value        loss
                                        -----------  -----------  -----------
Fixed maturity securities
  available-for-sale:
    Three months or less ...............$13,089,095  $12,980,422  $   108,673
    Over three months to six months ....          -            -            -
    Over six months to nine months .....  1,000,000      960,000       40,000
    Over nine months to twelve months ..          -            -            -
    Over twelve months .................  8,853,952    8,576,353      277,599
                                        -----------  -----------  -----------
                                        $22,943,047  $22,516,775  $   426,272
                                        ===========  ===========  ===========
Equity securities:
    Three months or less ...............$ 4,144,303  $ 3,946,363  $   197,940
    Over three months to six months ....  1,091,356      983,157      108,199
    Over six months to nine months .....    192,007      165,440       26,567
    Over nine months to twelve months ..  1,161,487      983,253      178,234
    Over twelve months .................  1,701,033    1,427,085      273,948
                                        -----------  -----------  -----------
                                        $ 8,290,186  $ 7,505,298  $   784,888
                                        ===========  ===========  ===========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
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

                                                                     Gross
                                           Book         Sales      realized
                                           value        price        loss
                                        -----------  -----------  -----------
Fixed maturity securities
  available-for-sale:
    Three months or less ...............$   186,263  $   182,538  $     3,725
    Over three months to six months ....          -            -            -
    Over six months to nine months .....          -            -            -
    Over nine months to twelve months ..          -            -            -
    Over twelve months ................. 11,271,963    6,712,404    4,559,559
                                        -----------  -----------  -----------
                                        $11,458,226  $ 6,894,942  $ 4,563,284
                                        ===========  ===========  ===========
Equity securities:
    Three months or less ...............$ 3,000,649  $ 2,501,203  $   499,446
    Over three months to six months ....  2,459,980    1,978,160      481,820
    Over six months to nine months .....  4,792,049    3,164,333    1,627,716
    Over nine months to twelve months ..  1,626,288    1,186,137      440,151
    Over twelve months .................    215,933       90,701      125,232
                                        -----------  -----------  -----------
                                        $12,094,899  $ 8,920,534  $ 3,174,365
                                        ===========  ===========  ===========
NEW ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement is generally effective for contracts entered into or modified after June 30, 2003. Currently, the Company's investment strategy does not include investments in derivative instruments or hedging activities. Therefore, adoption of this statement will not have any effect on the operating results of the Company.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this statement did not have any effect on the operating results of the Company.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

-------  ---------------------------------------------------------------------
                                  (Unaudited)

     Two categories of influences on market risk exist as it relates to financial instruments. First are systematic aspects, which relate to the investing environment and are out of the control of the investment manager. Second are non-systematic aspects, which relate to the construction of the investment portfolio through investment policies and decisions, and are under the direct control of the investment manager. Due to systematic changes, several components of market risk increased noticeably during 2002 and remain present at June 30, 2003. As it relates to equity price risk, the recent bear market resulted in a decline in the value of the Company's equity investments. During the second quarter of 2003 the market appeared to show signs of recovery, but much uncertainty remains. While credit quality risk was high in 2002, as evidenced by the decline in the values of several bond investments stemming from the many high-profile bankruptcies and other downgrade activities during this period, this risk appears to have substantially declined during the first half of 2003. Prepayment risk increased, primarily for the mortgage-backed securities, as the decline in interest rates during 2002 accelerated the payment of higher-interest rate mortgages through refinancing activity. And finally, to a lesser extent, interest rate risk has increased due to interest rates bottoming-out during this period. As of June 30, 2003 it appears interest rates may be poised for a rise, and refinancing activity may be slowing. Future interest rate increases will result in a decline in the value of fixed maturity securities from their current values. Throughout all these systematic changes, the Company continues its commitment to controlling non-systematic risk through sound investment policies and diversification.


ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES
-------  ----------------------------------
     As of the end of the period covered by this report, the Company's management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ----------------------------------------------------

    (a)  Annual Meeting of Stockholders
         EMC Insurance Group Inc.
         May 20, 2003

    (b) The following seven persons were elected to serve as directors of the Company for the ensuing year:

         George C. Carpenter III        Elwin H. Creese
         David J. Fisher                Bruce G. Kelley
         George W. Kochheiser           Raymond A. Michel
         Fredrick A. Schiek

    (c)  Items voted upon and number of votes cast:

         1.  Election of directors

                                         Votes         Votes
                     Nominee            Cast for      Withheld
             -----------------------   ----------     --------
             George C. Carpenter III   11,052,314      21,432
             Elwin H. Creese           11,052,354      21,392
             David J. Fisher           11,052,928      20,818
             Bruce G. Kelley           11,017,103      56,643
             George W. Kochheiser      11,052,533      21,213
             Raymond A. Michel         11,052,308      21,438
             Fredrick A. Schiek        11,016,992      56,754


         2. Proposal to ratify the appointment of Ernst & Young LLP as the independent auditors of the Company:

               For 11,057,673    Against  10,797  Withheld  5,276
                   ----------             ------            -----
             The total number of qualified shares voted by proxy was: 11,073,746

    (d)  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------
    (a)  Exhibit 31.1  Certification of the President and Chief Executive
                       Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2 Certification of the Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1 Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2 Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as
                       Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

-------  -------------------------------------------
    (b) An 8-K was filed on April 9, 2003 announcing that Employers Mutual Casualty Company would purchase up to 30,000 additional shares of the Company's common stock on the open market during the second quarter of 2003 in order to maintain the 80 percent ownership threshold that it recently obtained.

         An 8-K was filed on May 1, 2003 announcing the Company's financial results for the first quarter of 2003 and Employers Mutual's second 30,000-share open-market stock purchase program to maintain the 80 percent ownership threshold of the Company.

         An 8-K was filed on May 20, 2003 announcing the Company's declaration of a quarterly dividend of fifteen cents per share of common stock payable June 9, 2003 to shareholders of record as of June 2, 2003.

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




                              EMC INSURANCE GROUP INC.
                              Registrant



                              /s/  Bruce G. Kelley
                              ---------------------------
                              Bruce G. Kelley
                              President & Chief Executive Officer



                              /s/  Mark Reese
                              ---------------------------
                              Mark Reese
                              Vice President and
                              Chief Financial Officer

Date: August 14, 2003