Form 10-Q
period 2003-09-30
EMC INSURANCE GROUP INC
filed 2003-11-14
CIK 356130

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended SEPTEMBER 30, 2003
                                   ------------------


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at October 31, 2003
                  -----                      -------------------------------
     Common stock, $1.00 par value                     11,494,418


Total pages    33
              ----

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                  September 30,  December 31,
                                                       2003          2002
                                                   ------------  ------------


                                                    (Unaudited)
ASSETS
Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (fair value $21,753,439 and $61,639,037) ... $ 19,591,405  $ 55,033,675
    Securities available-for-sale, at fair value
      (amortized cost $384,384,236 and
      $459,844,928) ..............................  410,137,457   485,855,966
  Fixed maturity securities on loan:
    Securities held-to-maturity, at amortized cost
      (fair value $33,465,539 and $0) ............   30,647,575             -
    Securities available-for-sale, at fair value
      (amortized cost $95,304,043 and $0) ........   95,523,795             -
  Equity securities available-for-sale, at fair
    value (cost $39,363,953 and $38,444,030) .....   44,283,952    34,596,985
  Other long-term investments, at cost ...........    3,737,307     3,057,000
  Short-term investments, at cost ................   41,628,042    29,650,230
                                                   ------------  ------------


        Total investments ........................  645,549,533   608,193,856

Balances resulting from related party transactions
  with Employers Mutual:
    Reinsurance receivables ......................   14,971,636    11,582,136
    Prepaid reinsurance premiums .................    5,421,803     2,442,899
    Intangible asset, defined benefit
      retirement plan ............................    1,411,716     1,411,716
    Other assets .................................    2,773,391     1,331,816
    Indebtedness of related party ................   17,894,094             -

Cash .............................................      470,899      (119,097)
Accrued investment income ........................    7,047,430     9,179,555
Accounts receivable (net of allowance for
  uncollectible accounts of $7,297 and $7,297) ...      655,332       772,944
Income taxes recoverable .........................            -       213,504
Deferred policy acquisition costs ................   29,056,226    24,926,861
Deferred income taxes ............................   11,318,163    13,986,172
Goodwill, at cost less accumulated amortization
  of $2,616,234 and $2,616,234 ...................      941,586       941,586
Securities lending collateral ....................  131,944,998             -
                                                   ------------  ------------


        Total assets ............................. $869,456,807  $674,863,948
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                  September 30,  December 31,
                                                       2003         2002
                                                   ------------  ------------


                                                    (Unaudited)
LIABILITIES
Balances resulting from related party transactions
  with Employers Mutual:
    Losses and settlement expenses ............... $357,126,346  $331,226,753
    Unearned premiums ............................  137,495,558   115,746,814
    Other policyholders' funds ...................    1,620,877     1,035,622
    Surplus notes payable ........................   36,000,000    36,000,000
    Indebtedness to related party ................            -     3,304,539
    Employee retirement plans ....................   11,448,173    10,014,349
    Other liabilities ............................   19,556,391    19,767,507

Income taxes payable .............................      401,528             -
Securities lending obligation ....................  131,944,998             -
                                                   ------------  ------------


        Total liabilities ........................  695,593,871   517,095,584
                                                   ------------  ------------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,494,418
  shares in 2003 and 11,399,050 shares in 2002 ...   11,494,418    11,399,050
Additional paid-in capital .......................   68,981,930    67,270,591
Accumulated other comprehensive income ...........   19,892,166    14,218,330
Retained earnings ................................   73,494,422    64,880,393
                                                   ------------  ------------


        Total stockholders' equity ...............  173,862,936   157,768,364
                                                   ------------  ------------
        Total liabilities and stockholders' equity $869,456,807  $674,863,948
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)

All balances presented below, with the exception of net investment income, realized investment gains (losses) and income tax expense (benefit), are the result of related party transactions with Employers Mutual.

                              Three months ended       Nine months ended
                                 September 30,           September 30,
                           ----------------------- -------------------------
                               2003        2002        2003         2002
                           ----------- ----------- ------------ ------------
REVENUES
  Premiums earned .........$84,210,207 $74,979,176 $246,569,873 $216,837,256
  Net investment income ...  7,013,882   7,934,259   22,247,862   24,539,285
  Realized investment
    gains (losses) ........  1,174,178  (1,340,914)      10,977   (4,441,374)
  Other income ............    195,993     190,584      628,151      567,859
                           ----------- ----------- ------------ ------------
                            92,594,260  81,763,105  269,456,863  237,503,026
                           ----------- ----------- ------------ ------------
LOSSES AND EXPENSES
  Losses and settlement
    expenses .............. 56,508,783  52,335,783  169,357,490  152,102,635
  Dividends to
    policyholders .........    912,633     567,313    2,529,162    2,319,931
  Amortization of deferred
    policy acquisition
    costs ................. 17,503,086  15,685,552   52,829,948   47,175,214
  Other underwriting
    expenses ..............  8,132,401   6,420,699   22,518,566   18,927,655
  Interest expense ........    278,100     484,575    1,042,166    1,156,294
  Other expenses ..........    336,443     297,403    1,293,649      860,891
                           ----------- ----------- ------------ ------------
                            83,671,446  75,791,325  249,570,981  222,542,620
                           ----------- ----------- ------------ ------------
    Income before income
      tax expense (benefit)  8,922,814   5,971,780   19,885,882   14,960,406
                           ----------- ----------- ------------ ------------
INCOME TAX EXPENSE
  (BENEFIT)
    Current ...............  3,117,497     617,981    6,015,043    3,765,588
    Deferred ..............   (576,787)  1,052,614     (387,135)     259,070
                           ----------- ----------- ------------ ------------
                             2,540,710   1,670,595    5,627,908    4,024,658
                           ----------- ----------- ------------ ------------
        Net income ........$ 6,382,104 $ 4,301,185 $ 14,257,974 $ 10,935,748
                           =========== =========== ============ ============

Net income per common
 share - basic and diluted $       .56 $       .38 $       1.25 $        .96
                           =========== =========== ============ ============

Dividends per common share $       .15 $       .15 $        .45 $        .45
                           =========== =========== ============ ============

Average number of common
  shares outstanding -
  basic and diluted ....... 11,471,458  11,391,128   11,439,176   11,369,014
                           =========== =========== ============ ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                               Three months ended       Nine months ended
                                  September 30,           September 30,
                             ----------------------- -----------------------
                                 2003        2002        2003       2002
                             ----------- ----------- ----------- -----------
Net income ................. $ 6,382,104 $ 4,301,185 $14,257,974 $10,935,748
                             ----------- ----------- ----------- -----------
OTHER COMPREHENSIVE INCOME
  Unrealized holding
    (losses) gains arising
    during the period,
    before deferred income
    tax (benefit) expense ..  (2,628,828)  8,911,347   8,739,223   6,131,668
  Deferred income tax
    (benefit) expense ......    (920,092)  3,118,971   3,058,728   2,146,080
                             ----------- ----------- ----------- -----------
                              (1,708,736)  5,792,376   5,680,495   3,985,588
                             ----------- ----------- ----------- -----------
  Reclassification
    adjustment for (gains)
    losses included in net
    income, before income
    tax expense (benefit) ..  (1,174,178)  1,349,804     (10,244)  4,441,374
  Income tax expense
    (benefit) ..............     410,962    (472,431)      3,585  (1,554,481)
                             ----------- ----------- ----------- -----------
                                (763,216)    877,373      (6,659)  2,886,893
                             ----------- ----------- ----------- -----------
        Other comprehensive
          (loss) income ....  (2,471,952)  6,669,749   5,673,836   6,872,481
                             ----------- ----------- ----------- -----------
        Total comprehensive
          income ........... $ 3,910,152 $10,970,934 $19,931,810 $17,808,229
                             =========== =========== =========== ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                      Nine months ended
                                                        September 30,
                                                  --------------------------
                                                      2003          2002
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .................................... $ 14,257,974  $ 10,935,748
                                                  ------------  ------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Balances resulting from related party
        transactions with Employers Mutual:
          Losses and settlement expenses ........   25,899,593     9,328,364
          Unearned premiums .....................   21,748,744    24,809,804
          Other policyholders' funds ............      585,255       563,086
          Indebtedness to related party .........  (21,198,633)  (20,127,795)
          Employee retirement plans .............    1,433,824     1,524,284
          Reinsurance receivables ...............   (3,389,500)    3,627,587
          Prepaid reinsurance premiums ..........   (2,978,904)   (1,265,682)
          Commissions payable ...................      569,978        73,705
          Interest payable ......................   (1,281,166)    1,152,528
          Prepaid assets ........................   (1,070,154)     (466,790)

      Deferred policy acquisition costs .........   (4,129,365)   (5,179,707)
      Accrued investment income .................    2,132,125     1,146,746
      Accrued income taxes:
        Current .................................      615,032      (134,421)
        Deferred ................................     (387,135)      259,069
      Realized investment (gains) losses.........      (10,977)    4,441,374
      Other, net ................................     (421,683)   (2,620,167)
                                                  ------------  ------------
                                                    18,117,034    17,131,985
                                                  ------------  ------------
         Net cash provided by
              operating activities .............. $ 32,375,008  $ 28,067,733
                                                  ------------  ------------

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                  (Unaudited)

                                                      Nine months ended
                                                        September 30,
                                                  --------------------------
                                                      2003          2002
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities of fixed maturity securities
    held-to-maturity ............................ $  4,815,628  $  6,304,505
  Purchases of fixed maturity securities
    available-for-sale .......................... (540,980,844) (162,124,817)
  Disposals of fixed maturity securities
    available-for-sale ..........................  525,372,420   142,278,735
  Purchases of equity securities
    available-for-sale ..........................  (27,898,895)  (31,416,776)
  Disposals of equity securities
    available-for-sale ..........................   23,402,039    21,521,555
  Purchase of other long-term investments .......   (1,121,380)   (4,061,808)
  Disposal of other long-term investments .......      441,072       432,308
  Net purchases of short-term investments .......  (11,977,814)   (8,943,700)
                                                  ------------  ------------
      Net cash used in investing activities .....  (27,947,774)  (36,009,998)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Balances resulting from related party
    transactions with Employers Mutual:
      Issuance of common stock ..................    1,806,707     1,214,036
      Issuance of surplus note ..................            -    11,000,000
      Dividends paid to Employers Mutual ........   (4,626,962)   (4,062,927)

  Dividends paid to public stockholders .........   (1,016,983)   (1,056,155)
                                                  ------------  ------------
      Net cash (used) provided by financing
        activities ..............................   (3,837,238)    7,094,954
                                                  ------------  ------------

NET INCREASE (DECREASE) IN CASH .................      589,996      (847,311)
Cash at beginning of year .......................     (119,097)      558,073
                                                  ------------  ------------
Cash at end of quarter .......................... $    470,899  $   (289,238)
                                                  ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

             NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

                              September 30, 2003

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


2.  STOCK BASED COMPENSATION

     Prior to the fourth quarter of 2002, the Company had concluded that it was not subject to the accounting requirements of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, since it receives the current fair value for any common stock issued under Employers Mutual Casualty Company's (Employers Mutual) stock option plans. As a result, the Company was recognizing as compensation expense its pool participation share of the stock option expense recorded by Employers Mutual for these plans. During the fourth quarter of 2002, the Company concluded that it is subject to the accounting requirements of APB 25 and, accordingly, should not be recognizing compensation expense from Employers Mutual's stock option plans since the exercise price of the options is equal to the fair value of the stock at the date of grant. The results for the three and nine months ended September 30, 2002 reflect (income) expense after tax of ($92,624) and $6,791, respectively, associated with stock options. Since these amounts are not material, the financial statements for the three and nine months ended September 30, 2002 have not been restated.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                              September 30, 2003

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

                               Three months ended       Nine months ended
                                  September 30,           September 30,
                            ----------------------  ------------------------
                               2003        2002         2003         2002
                            ----------  ----------  -----------  -----------
Net income, as reported ....$6,382,104  $4,301,185  $14,257,974  $10,935,748
Add (deduct):
  Stock-based compensation
    (income) expense
    reported in net income,
    net of related tax
    effects ................         -     (92,624)           -        6,791
  Stock-based compensation
    expense determined under
    fair value method for
    all awards, net of
    related tax effects ....    (6,346)     (4,748)     (19,038)     (14,244)
                            ----------  ----------  -----------  -----------
Pro forma net income .......$6,375,758  $4,203,813  $14,238,936  $10,928,295
                            ==========  ==========  ===========  ===========
Net income per share:
  Basic and diluted -
    As reported ............     $0.56       $0.38        $1.25         $.96
  Basic and diluted -
    Pro forma ..............     $0.56       $0.37        $1.24         $.96


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

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                              September 30, 2003

                         Property
Three months ended     and casualty                   Parent
  September 30, 2003    insurance    Reinsurance     company    Consolidated
--------------------   ------------ ------------  ------------  ------------
Premiums earned ......$ 61,322,190  $ 22,888,017                $ 84,210,207

Underwriting (loss)
  gain ...............  (4,731,712)    5,885,016                   1,153,304
Net investment income
  (loss) .............   4,880,947     2,168,690  $    (35,755)    7,013,882
Realized investment
  gains ..............   1,058,176       116,002             -     1,174,178
Other income .........     195,993             -             -       195,993
Interest expense .....    (193,125)      (84,975)            -      (278,100)
Other expense ........    (201,223)            -      (135,220)     (336,443)
                      ------------  ------------  ------------  ------------
Income (loss) before
  income tax (benefit)
  expense ............$  1,009,056  $  8,084,733  $   (170,975) $  8,922,814
                      ============  ============  ============  ============

                         Property
Three months ended     and casualty                   Parent
  September 20, 2002    insurance    Reinsurance     company    Consolidated
--------------------  ------------  ------------  ------------  ------------
Premiums earned ..... $ 58,178,665  $ 16,800,511                $ 74,979,176

Underwriting gain
  (loss) ............      957,755      (987,926)                    (30,171)
Net investment income    5,634,157     2,276,683  $     23,419     7,934,259
Realized investment
  (losses) gains ....   (1,371,512)       30,598             -    (1,340,914)
Other income ........      190,584             -             -       190,584
Interest expense ....     (339,014)     (145,561)            -      (484,575)
Other expense .......     (227,871)            -       (69,532)     (297,403)
                      ------------  ------------  ------------  ------------
Income (loss) before
  income tax expense
  (benefit) ......... $  4,844,099  $  1,173,794  $    (46,113) $  5,971,780
                      ============  ============  ============  ============

                         Property
Nine months ended      and casualty                   Parent
  September 30, 2003    insurance    Reinsurance     company    Consolidated
--------------------  ------------  ------------  ------------  ------------
Premiums earned ..... $180,870,135  $ 65,699,738                $246,569,873

Underwriting (loss)
  gain ..............   (5,946,040)    5,280,747                    (665,293)
Net investment income   15,619,265     6,608,422  $     20,175    22,247,862
Realized investment
  gains (losses) ....      114,645      (103,668)            -        10,977
Other income ........      628,151             -             -       628,151
Interest expense ....     (726,237)     (315,929)            -    (1,042,166)
Other expense .......     (811,645)            -      (482,004)   (1,293,649)
                      ------------  ------------  ------------  ------------
Income (loss) before
  income tax expense
  (benefit) ......... $  8,878,139  $ 11,469,572  $   (461,829) $ 19,885,882
                      ============  ============  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                              September 30, 2003

                         Property
Nine months ended      and casualty                   Parent
  September 20, 2002    insurance    Reinsurance     company    Consolidated
--------------------  ------------  ------------  ------------  ------------
Premiums earned ..... $165,989,988  $ 50,847,268                $216,837,256

Underwriting loss ...     (839,626)   (2,848,553)                 (3,688,179)
Net investment income   17,669,191     6,775,603  $     94,491    24,539,285
Realized investment
  (losses) gains ....   (3,427,908)   (1,018,779)        5,313    (4,441,374)
Other income ........      567,859             -             -       567,859
Interest expense ....   (1,005,986)     (150,308)            -    (1,156,294)
Other expense .......     (558,528)            -      (302,363)     (860,891)
                      ------------  ------------  ------------  ------------
Income (loss) before
  income tax expense
  (benefit) ......... $ 12,405,002  $  2,757,963  $   (202,559) $ 14,960,406
                      ============  ============  ============  ============

4.  INCOME TAXES

     The actual income tax expense for the three and nine months ended September 30, 2003 and 2002 differed from the "expected" tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

                             Three months ended         Nine months ended
                                September 30,             September 30,
                          ------------------------  ------------------------
                              2003         2002         2003         2002
                          -----------  -----------  -----------  -----------
Computed "expected" tax
  expense ............... $ 3,122,985  $ 2,090,123  $ 6,960,059  $ 5,236,142

Increases (decreases) in
  tax resulting from:
    Tax-exempt interest
      income ............    (423,739)    (392,798)  (1,309,280)  (1,117,967)
    Proration of
      tax-exempt interest
      and dividends
      received deduction       42,140       40,605      126,049      123,422
    Other, net ..........    (200,676)     (67,335)    (148,920)    (216,939)
                          -----------  -----------  -----------  -----------
        Income tax
          expense ....... $ 2,540,710  $ 1,670,595  $ 5,627,908  $ 4,024,658
                          ===========  ===========  ===========  ===========

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                              September 30, 2003

5.  CONTINGENT LIABILITIES

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

     The members of the pooling agreement have purchased annuities from various companies to fund future payments that are fixed pursuant to specific claim settlement provisions. The Company, under the current terms of the pooling agreement, is contingently liable for 23.5 percent of these annuities. The Company believes the contingent liability to various claimants in the event that the issuing company would be unable to fulfill its obligations would not have a material adverse effect on its financial condition or its results of operations.


6.  NEW ACCOUNTING PRONOUNCEMENTS

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

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------
                                 (Unaudited)
OVERVIEW

     EMC Insurance Group Inc., an 80.6 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing 73.4 percent of consolidated premiums earned. For purposes of this discussion, the term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate, are referred to as the "EMC Insurance Companies."

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           -----------------------------------------------
                                  (Unaudited)

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


CONSOLIDATED RESULTS OF OPERATIONS

     Net income for the three months and nine months ended September 30, 2003 and 2002 are as follows:

                                      Three months ended Nine months ended
                                        September 30,      September 30,
                                      -----------------  -----------------
($ in thousands)                        2003     2002      2003     2002
                                      -------- --------  -------- --------
REVENUES
Premiums earned ..................... $ 84,210 $ 74,979  $246,570 $216,837
Net investment income ...............    7,014    7,934    22,248   24,539
Realized investment gains (losses) ..    1,174   (1,341)       11   (4,441)
Other income ........................      196      191       628      568
                                      -------- --------  -------- --------
                                        92,594   81,763   269,457  237,503
                                      -------- --------  -------- --------
LOSSES AND EXPENSES
Losses and settlement expenses ......   56,508   52,336   169,357  152,103
Acquisition and other expenses ......   26,548   22,673    77,878   68,422
Interest expense ....................      278      484     1,042    1,156
Other expense .......................      337      298     1,294      861
                                      -------- --------  -------- --------
                                        83,671   75,791   249,571  222,542
                                      -------- --------  -------- --------
Income before income tax expense ....    8,923    5,972    19,886   14,961
Income tax expense ..................    2,541    1,671     5,628    4,025
                                      -------- --------  -------- --------
Net income .......................... $  6,382 $  4,301  $ 14,258 $ 10,936
                                      =======  ========  ======== ========
Losses and settlement expenses:
    Insured events of current year .. $ 57,945 $ 50,352  $166,631 $152,850
    (Decrease) increase in provision
      for insured events of prior
      years .........................   (1,437)   1,984     2,726     (747)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 56,508 $ 52,336  $169,357 $152,103
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  8,703 $  1,125  $ 20,131 $  5,944
                                      ======== ========  ======== ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

    Net income improved for both the three months and nine months ended September 30, 2003 compared to the same periods in 2002. These improvements were largely driven by unusually good loss experience in the reinsurance segment, which benefited from a significant decline in reported losses and favorable development on prior year reserves during the third quarter. This improvement in the operating results of the reinsurance segment more than offset a continued high level of storm losses and some necessary reserve strengthening that occurred in the property and casualty insurance segment during the second and third quarters. As a result of the high level of storm losses experienced during the third quarter, storm losses for the first nine months of 2003 are greater than those experienced during the storm-plagued first nine months of 2001; however, the impact of these losses is not as severe because premium rate levels are much more adequate now than they were in 2001.

     Premiums earned increased 12.3 percent for the three months and 13.7 percent for the nine months ended September 30, 2003 from the same periods in 2002. These increases are primarily attributed to rate increases implemented during the last two years in the property and casualty insurance business as well as significant growth and improved pricing in the assumed reinsurance business. The market for property and casualty insurance remained firm during the third quarter of 2003 and this trend is expected to continue into 2004. The Company has been able to implement moderate rate increases during the first nine months of 2003 and additional rate increases are anticipated for the remainder of the year. These increases will be targeted to specific accounts, territories and lines of business where rates remain inadequate. Policy counts have declined slightly as the Company continues to concentrate on rate adequacy and is carefully reviewing under-priced or under-performing accounts.

     Net investment income decreased 11.6 percent for the three months and 9.3 percent for the nine months ended September 30, 2003 from the same periods in 2002. These decreases are primarily attributable to the lingering low interest rate environment. Proceeds from called and maturing securities are being reinvested at the current lower interest rates, resulting in a lower rate of return.

     The Company reported net realized investment gains of $1,174,000 for the three months and $11,000 for the nine months ended September 30, 2003. Reflected in the small gain for the nine months ended September 30, 2003 is $1,567,000 of impairment losses recognized during the first quarter on the Company's equity portfolio and $2,689,000 of net losses recognized by the Company's equity managers during the first quarter as they rebalanced the Company's portfolios to enhance future returns. The Company also recognized $4,342,000 of losses during the first quarter from the sale of its American Airlines and United Airlines bonds. These bonds were collateralized by aircraft with an appraised value sufficient to recover the Company's investment at December 31, 2002; however, during the first quarter of 2003 the value of this collateral declined below the Company's investment as a result of the war with Iraq, a significant decline in air travel, and the prospects of a bankruptcy filing by American Airlines and a liquidation of United Airlines. These losses have been offset by gains recognized on the sale of certain bond and equity investments during the first nine months of 2003. The Company did not recognize any impairment losses during the second or third quarter of 2003. The realized investment losses reported for the nine months ended September 30, 2002 reflect a $3,821,000 impairment write down of the Company's investment in MCI Communications Corporation corporate bonds.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           -----------------------------------------------
                                  (Unaudited)

     Losses and settlement expenses increased 8.0 percent for the three months and 11.3 percent for the nine months ended September 30, 2003 from the same periods in 2002. These increases, which are smaller than the increases in earned premiums reported for these periods, were driven by unusually good loss experience in the reinsurance segment during the third quarter. This improvement in the loss experience of the reinsurance segment more than offset a significant increase in storm activity for these periods and some necessary reserve strengthening in the property and casualty insurance segment during the second and third quarters. As reported on September 19, 2003, the Company strengthened its bulk loss and settlement expense reserves by $4,583,000 during the third quarter of 2003 in response to a recently completed actuarial evaluation of the carried reserves for the property and casualty insurance segment. Actuarial evaluations of the Company's carried reserves are performed on a regularly-scheduled basis and it is the Company's standard practice to adjust its carried reserves as necessary in response to these evaluations in an effort to maintain a consistent level of reserve adequacy. Despite the moderate reserve strengthening that has occurred during the first nine months of 2003, the quality of the Company's underlying book of business has improved over the last several years due to a more focused underwriting approach.

     Acquisition and other expenses increased 17.1 percent for the three months and 13.8 percent for the nine months ended September 30, 2003 compared to the same periods in 2002. These increases are primarily attributed to an increase in commission expense, which reflects the growth in premium volume experienced during the first nine months of 2003 as well as increased participation in the MRB reinsurance pool by Employers Mutual, which is assumed by the Company's reinsurance subsidiary. An increase in agent's profit share expenses in the property and casualty insurance segment during 2003 was partially offset by a sharp decline in contingent commission expense in the reinsurance subsidiary. Increased employee benefits costs also contributed to the increase in acquisition and other expenses.

     The Company incurred $278,000 and $1,042,000 of interest expense on surplus notes during the three months and nine months ended September 30, 2003 compared to $484,000 and $1,156,000 for the same periods in 2002. The decline in interest expense is attributed to the fact that these surplus notes were refinanced with Employers Mutual effective April 1, 2003 at a reduced interest rate of 3.09 percent. The interest expense incurred on these surplus notes did not have a material impact on the Company's results of operations as the proceeds of the surplus notes were invested and earned a similar amount of interest income.

     Income tax expense increased for both the three months and nine months ended September 30, 2003 from the same periods in 2002, primarily due to the increase in pre-tax income reported for these periods. Effective April 1, 2003, the Company was included in Employers Mutual's consolidated tax return due to the fact that Employers Mutual attained 80 percent ownership of the Company at the end of March. The Company will file a short-period tax return for the period January 1, 2003 through March 31, 2003.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           -----------------------------------------------
                                  (Unaudited)

     Prior to the fourth quarter of 2002, the Company had concluded that it was not subject to the accounting requirements of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, since it receives the current fair value for any common stock issued under Employers Mutual's stock option plans. As a result, the Company was recognizing as compensation expense its pool participation share of the stock option expense recorded by Employers Mutual for these plans. During the fourth quarter of 2002, the Company concluded that it is subject to the accounting requirements of APB 25 and, accordingly, should not be recognizing compensation expense from Employers Mutual's stock option plans since the exercise price of the options is equal to the fair value of the stock at the date of grant. The results for the three and nine months ended September 30, 2002 reflect (income) expense after tax of ($92,000) and $7,000, respectively, associated with stock options. Since these amounts are not material, the financial statements for the three and nine months ended September 30, 2002 have not been restated.

SEGMENT RESULTS

Property and Casualty Insurance

     Income before income tax expense for the three months and nine months ended September 30, 2003 and 2002 are as follows:

                                      Three months ended Nine months ended
                                        September 30,      September 30,
                                      -----------------  -----------------
($ in thousands)                        2003     2002      2003     2002
                                      -------- --------  -------- --------
Premiums earned ..................... $ 61,322 $ 58,179  $180,870 $165,990
Losses and settlement expenses ......   45,726   39,601   126,653  114,691
Acquisition and other expenses ......   20,328   17,620    60,163   52,138
                                      -------- --------  -------- --------
Underwriting (loss) income ..........   (4,732)     958    (5,946)    (839)
Net investment income ...............    4,881    5,634    15,619   17,669
Realized gains (losses) .............    1,058   (1,372)      115   (3,428)
Other income ........................      196      191       628      568
Interest expense ....................      193      339       726    1,006
Other expense .......................      201      228       812      559
                                      -------- --------  -------- --------
Income before income tax expense .... $  1,009 $  4,844  $  8,878 $ 12,405
                                      ======== ========  ======== ========
Losses and settlement expenses:
    Insured events of current year .. $ 44,409 $ 38,671  $122,359 $117,449
    Increase (decrease) in provision
      for insured events of prior
      years .........................    1,317      930     4,294   (2,758)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 45,726 $ 39,601  $126,653 $114,691
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  7,004 $  1,481  $ 17,007 $  5,653
                                      ======== ========  ======== ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           -----------------------------------------------
                                  (Unaudited)

     Premiums earned increased 5.4 percent for the three months and 9.0 percent for the nine months ended September 30, 2003 from the same periods in 2002. These increases are primarily attributable to rate increases that were implemented during the last two years, as current policy counts have declined in nearly all lines of business. The rate increases implemented during 2002 and 2001 were broad based in nature and resulted in premium rate levels for most lines of business that were considered to be at, or near, adequate levels at December 31, 2002. Accordingly, moderate and more targeted rate increases have been implemented during the first nine months of 2003, and similar actions are anticipated for the remainder of the year. This fine tuning of the Company's rate structure is being directed toward specific accounts, territories and lines of business where additional rate increases are warranted. Due to the timing of policy renewals and the earning of premiums ratably over the terms of the underlying policies, a time delay exists for implemented rate increases to have a noticeable impact on premiums earned. Premiums earned for 2003 reflect this delay and continue to show strong growth as the rate increases obtained in 2002 become earned; however, the growth rate for the third quarter, and to a lesser extent the first nine months of 2003, has been limited by a decline in policy count that has resulted from the careful review of under-priced and under-performing accounts and a general decline in new business.

     Losses and settlement expenses increased 15.5 percent for the three months and 10.4 percent for the nine months ended September 30, 2003 compared to the same periods in 2002. These increases are attributed to a significant increase in storm losses and adverse development on prior years' reserves. As a result of the large amount of storm losses experienced in the third quarter, storm losses for the first nine months of 2003 exceed the amount experienced during the storm-plagued first nine months of 2001; however, the impact of these losses is not as severe because premium rates are much more adequate now than they were in 2001. The adverse development on prior years' reserves is primarily related to a strengthening of loss reserves in the workers' compensation line of business, a strengthening of incurred but not reported loss reserves, and a strengthening of settlement expense reserves in the workers' compensation and other liability lines of business. Reserve strengthening in the third quarter amounted to approximately $4,583,000 and was based on a recently completed actuarial evaluation of the property and casualty insurance segment's carried reserves. Actuarial evaluations of the Company's carried reserves are performed on a regularly-scheduled basis and it is the Company's standard practice to adjust its carried reserves as necessary in response to these evaluations in an effort to maintain a consistent level of reserve adequacy. The adjustment in reserves implemented in the third quarter represents an increase of only 1.9 percent of the total loss and settlement expense reserves carried by the property and casualty insurance subsidiaries at June 30, 2003. Loss frequency continued its downward trend in the third quarter of 2003 while loss severity continued to increase.

     Acquisition and other expenses increased 15.4 percent for both the three months and nine months ended September 30, 2003 as compared to the same periods in 2002. These increases are primarily related to the growth in premium income noted above, but also reflect an increase in contingent commission expense and higher employee benefit costs.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           -----------------------------------------------
                                  (Unaudited)

     Underwriting results for the property and casualty insurance segment declined sharply for both the three months and the nine months ended September 30, 2003 compared to the same periods in 2002. Results for 2003 have been negatively impacted by a high level of storm losses and some necessary reserve strengthening, but the quality of the underlying book of business has improved as a result of improved premium rate adequacy and a more focused underwriting approach. Future underwriting results will benefit from the actions that have been taken during 2003, but the unpredictable nature of catastrophe and storm losses will remain. Underwriting for profitability is always stressed, but has become even more critical in light of the current low interest rate environment and the protracted decline in the equity markets. New and renewal business is being closely scrutinized to ensure that there is potential for an underwriting profit.


Reinsurance

     Income before income tax expense for the three months and nine months ended September 30, 2003 and 2002 are as follows:

                                      Three months ended Nine months ended
                                        September 30,      September 30,
                                      -----------------  -----------------
($ in thousands)                        2003     2002      2003     2002
                                      -------- --------  -------- --------
Premiums earned ..................... $ 22,888 $ 16,800  $ 65,700 $ 50,847
Losses and settlement expenses ......   10,782   12,735    42,704   37,412
Acquisition and other expenses ......    6,220    5,053    17,715   16,284
                                      -------- --------  -------- --------
Underwriting income (loss) ..........    5,886     (988)    5,281   (2,849)
Net investment income ...............    2,168    2,277     6,609    6,776
Realized gains (losses) .............      116       30      (104)  (1,019)
Interest expense ....................       85      145       316      150
                                      -------- --------  -------- --------
Income before income tax expense .... $  8,085 $  1,174  $ 11,470 $  2,758
                                      ======== ========  ======== ========
Losses and settlement expenses:
    Insured events of current year .. $ 13,536 $ 11,681  $ 44,272 $ 35,401
    (Decrease) increase in
      provision for insured events
      of prior years ................   (2,754)   1,054    (1,568)   2,011
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 10,782 $ 12,735  $ 42,704 $ 37,412
                                      ======== ========  ======== ========
Catastrophe losses .................. $  1,699 $   (356) $  3,124 $    291
                                      ======== ========  ======== ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     Premium income increased 36.2 percent for the three months and 29.2 percent for the nine months ended September 30, 2003 from the same periods in 2002. Approximately 40 percent of this growth is attributed to Employers Mutual's participation in the MRB reinsurance pool, which has increased from
16.7 percent (one-sixth share) in 2001 to 20 percent (one-fifth share) in 2002 to 25 percent (one-fourth share) in 2003. Also contributing to the increase in premium income are rate increases implemented during the January 2003 renewal season, an increase in the estimate of earned but not reported premiums and continued growth in a marine syndicate account. The large increase for the three months ended September 30, 2003 also includes an early booking of German industrial business that is typically reported in the fourth quarter. Premium rate increases on excess of loss contracts continued to moderate in the third quarter of 2003 due to the influx of new capital into the reinsurance marketplace; however, contracts with poor loss experience continued to receive exceptionally large rate increases. The rate increases implemented in 2002 and 2003 have been realized in conjunction with moderate declines in the related exposure base due to increased retention levels and coverage exclusions for terrorist activities. In addition, both excess of loss and pro-rata contracts are benefiting from improved industry-wide rate levels at the primary company level.

     Losses and settlement expenses decreased 15.3 percent for the three months and increased 14.1 percent for the nine months ended September 30, 2003 from the same periods in 2002. The large decrease experienced for the three months ended September 30, 2003 is attributed to an unusually low level of reported loss activity during this period. This unusually low level of reported loss activity was broad-based in nature, with both the proportional and the excess-of-loss business reporting much improved results. The increase in losses and expenses reported for the nine months ended September 30, 2003 primarily reflects the increase in the exposure base of the MRB reinsurance pool and the marine syndicate account noted above. Results for both the three months and nine months ended September 30, 2003 were adversely affected by a significant increase in catastrophe losses. Storms that rolled through the Midwest during the month of May generated $1,250,000 of catastrophe losses in the second quarter and hurricane Isabel produced $1,000,000 of catastrophe losses in the third quarter. The reinsurance subsidiary experienced a large amount of favorable development on prior years' reserves during the third quarter of 2003, more than offsetting the adverse development that had been reported through the first six months of this year. The majority of this favorable development is attributed to the 2002 accident year, which has experienced a very low level of reported loss activity. The adverse development reported in 2002 was primarily attributed to the MRB reinsurance pool.

     Acquisition and other expenses increased 23.1 percent for the three months and 8.8 percent for the nine months ended September 30, 2003 from the same periods in 2002. The increase for the three months ended September 30, 2003 is primarily attributed to the growth in premium volume noted above while the increase for the nine months ended September 30, 2003 reflects a significant decline in contingent commission expense. The decline in contingent commission expense is attributed to several sources, including a decline of approximately $420,000 associated with the MRB pool and a marine syndicate account, a decline of approximately $400,000 associated with the commutation of a retrocession contract related to the World Trade Center catastrophe, and a general trend toward a reduction in the number of contracts with contingent commission provisions. Commission expense for the first nine months of 2003 and 2002 includes $782,000 and $379,000, respectively, of commissions incurred in connection with the increased participation in the MRB reinsurance pool noted above.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED.
           -----------------------------------------------
                                  (Unaudited)

     The improvement in the underwriting results of the reinsurance segment for the three months and nine months ended September 30, 2003 is primarily attributed to an unusually low level of loss activity and favorable development experienced on prior years' reserves during the third quarter of 2003. A significant decline in contingent commission expense in the second quarter of 2003 also contributed to the improvement in underwriting results for the nine months ended September 30, 2003, but to a much lesser extent. Although 2003 results were negatively impacted by catastrophe losses associated with Midwest storms and hurricane Isabel, premium rates on most reinsurance contracts are now considered to be near adequate levels, which will benefit future underwriting results. In addition to pricing its reinsurance contracts at adequate rate levels, Employers Mutual continues to work toward improving profitability on the assumed book of business by accepting larger shares of coverage on desirable programs, utilizing relationships with reinsurance intermediaries and monitoring exposures.


Parent Company

     The parent company reported a loss before income taxes of $171,000 and $462,000 for the three months and nine months ended September 30, 2003 compared to a loss of $46,000 and $202,000 for the same periods in 2002. The amounts reported for 2003 reflect an increase in operating expenses and a decline in investment income.


LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio, excluding investments in equity securities, is invested in securities with maturities that approximate the anticipated liabilities of the insurance issued. At September 30, 2003, approximately 32 percent of the Company's fixed maturity securities were in U.S. government or U.S. government agency issued securities. A variety of maturities are maintained in the Company's portfolio to assure adequate liquidity. The maturity structure of the fixed maturity investments is also established by the relative attractiveness of yields on short, intermediate and long-term securities. The Company does not invest in any high-yield debt investments (commonly referred to as junk bonds.)

     The Company considers itself to be a long-term investor and generally purchases fixed maturity investments with the intent to hold them to maturity. Despite this intent, the Company has historically classified a portion of its fixed maturity investments as available-for-sale securities to provide flexibility in the management of the portfolio. Since the third quarter of 1999, all newly acquired fixed maturity investments have been classified as available-for-sale securities to provide increased management flexibility.
The Company had unrealized holding gains, net of deferred taxes, on fixed maturity securities available-for-sale of $16,882,000 at September 30, 2003 and $16,907,000 at December 31, 2002. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as changing conditions warrant.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           -----------------------------------------------
                                  (Unaudited)

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

     During the third quarter of 2003 the Company invested additional funds of approximately $4,200,000 into common stock investments.

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

     The Company invested a net $680,000 in the first nine months of 2003 and $3,057,000 in 2002 into minor ownership interests in limited partnerships and limited liability companies. The Company does not hold any other non-traded securities.

     The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt, and investment purchases.

     The Company generated positive cash flows from operations of $32,375,000 during the first nine months of 2003 compared to $28,068,000 for the same period in 2002.

     Employers Mutual reinvested 50 percent of its dividends in additional shares of the Company's common stock during the first quarter of 2003. As a result of this dividend reinvestment, the Company became an 80 percent owned subsidiary of Employers Mutual at the end of March. In order to build and maintain a sufficient cushion above the 80 percent ownership threshold, Employers Mutual increased its dividend reinvestment percentage to 75 percent in the second quarter and announced two separate 30,000-share open market stock purchase programs. Employers Mutual reduced its dividend reinvestment percentage to 25 percent in the third quarter of 2003 but has informed the Company that it will increase its dividend reinvestment percentage to 50 percent for the fourth quarter of 2003. During 2002, Employers Mutual was reinvesting 25 percent of its dividends in additional shares of the Company's common stock.

     As a result of becoming an 80 percent owned subsidiary of Employers Mutual, the Company was included in Employers Mutual's consolidated tax return effective April 1, 2003. The Company will file a short-period tax return for the period January 1, 2003 through March 31, 2003.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           -----------------------------------------------
                                  (Unaudited)

Investment Impairments and Considerations

    As of September 30, 2003, the Company has had one fixed maturity security series, MCI Communications Corporation, and nine common stock issues that have been determined to be "other than temporarily" impaired. MCI Communications Corporation is owned by WorldCom Inc. (currently conducting business under the MCI, Inc. brand name), whose corporate bonds were downgraded to junk status in May 2002 when it reported the detection of accounting irregularities. On June 30, 2002 the Company recognized $3,821,000 of realized loss when the carrying value of this investment was reduced from an aggregate book value of $5,604,000 to the then current fair value of $1,783,000. As of September 30, 2003, the fair value of the MCI bonds had partially recovered, resulting in pre-tax unrealized gains of $1,035,000 recognized during 2002 and $1,711,000 recognized during the first nine months of 2003. The MCI Communications bonds were recently awarded a payout of 79.2 cents per dollar in a "Plan of Reorganization" that was approved by the bankruptcy court on October 31, 2003. During the first quarter of 2003, the Company determined nine common stock issues were "other than temporarily" impaired and recognized a realized loss of $1,567,000 when the carrying value of these securities was reduced from an aggregate cost basis of $4,409,000 to the then current fair value of $2,842,000. Four of these common stock issues were sold during the second quarter of 2003, producing pre-tax realized gains of $205,000. As of September 30, 2003, the fair value of four of the remaining five common stock issues had partially recovered, resulting in a pre-tax unrealized gain of $290,000. The impaired stock whose fair value has not recovered had a pre-tax unrealized loss of $47,000 at September 30, 2003. The factors surrounding these "other than temporary" impairments did not have any impact on the carrying value of any other investments held by the Company.

     At September 30, 2003, the Company had unrealized losses on held-to-maturity and available-for-sale securities as presented in the table below. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services. None of these securities are considered to be in concentrations by either security type or industry. The Company uses several factors to determine whether the carrying value of an individual security has been impaired. Such factors include, but are not limited to, the security's value and performance in the context of the overall market, key corporate events and collateralization of fixed maturity securities. Based on these factors, and the Company's ability and intent to hold these securities until maturity, it was determined that the carrying value of these securities was not impaired at September 30, 2003. Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company's investments. Should a determination be made at some point in the future that these unrealized losses are "other than temporary", the Company's earnings would be reduced by approximately $992,000, net of tax; however, the Company's financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company's financial statements as a component of stockholders' equity, net of deferred taxes.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           -----------------------------------------------
                                  (Unaudited)

                                                          Gross
                                                        unrealized
                                                          losses
                                                        ----------
($ in thousands)
Securities held-to-maturity:
  Fixed maturity securities:
    U.S. treasury securities and obligations of U.S.
      government corporations and agencies .............$        -
    Mortgage-backed securities .........................         -
                                                        ----------
        Total securities held-to-maturity ..............         -
                                                        ----------
Securities available-for-sale:
  Fixed maturity securities:
    U.S. treasury securities and obligations of U.S.
      government corporations and agencies .............         -
    Obligations of states and political subdivisions ...       503
    Mortgage-backed securities .........................         -
    Debt securities issued by foreign governments ......         -
    Public utilities ...................................         -
    Corporate securities ...............................       246
                                                        ----------
        Total fixed maturity securities ................       749
                                                        ----------
  Equity securities:
    Common stocks ......................................       777
    Non-redeemable preferred stocks ....................         -
                                                        ----------
        Total equity securities ........................       777
                                                        ----------
        Total securities available-for-sale ............     1,526
                                                        ----------
        Total all securities ...........................$    1,526
                                                        ==========
     Following is a schedule of the length of time the securities presented in the above table have continuously been in an unrealized loss position.

                                                                     Gross
                                           Book         Fair      unrealized
                                           value        value        loss
                                          -------      -------    ----------
($ in thousands)
Fixed maturity securities
  available-for-sale:
    Three months or less ...............  $15,241      $15,012      $   229
    Over three months to six months ....   13,087       12,810          277
    Over six months to nine months .....        -            -            -
    Over nine months to twelve months ..    1,000          970           30
    Over twelve months .................    5,872        5,659          213
                                          -------      -------      -------
                                          $35,200      $34,451      $   749
                                          =======      =======      =======
Equity securities:
    Three months or less ...............  $ 6,297      $ 5,950      $   347
    Over three months to six months ....      792          711           81
    Over six months to nine months .....       21           16            5
    Over nine months to twelve months ..      396          346           50
    Over twelve months .................    1,656        1,362          294
                                          -------      -------      -------
                                          $ 9,162      $ 8,385      $   777
                                          =======      =======      =======

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
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

                                                                     Gross
                                           Book         Sales      realized
                                           value        price        loss
                                          -------      -------     --------
($ in thousands)
Fixed maturity securities
  available-for-sale:
    Three months or less ...............  $   186      $   183      $     3
    Over three months to six months ....        -            -            -
    Over six months to nine months .....        -            -            -
    Over nine months to twelve months ..        -            -            -
    Over twelve months .................   11,272        6,712        4,560
                                          -------      -------      -------
                                          $11,458      $ 6,895      $ 4,563
                                          =======      =======      =======
Equity securities:
    Three months or less ...............  $ 5,139      $ 4,429      $   710
    Over three months to six months ....    3,352        2,819          533
    Over six months to nine months .....    4,970        3,302        1,668
    Over nine months to twelve months ..    2,064        1,552          512
    Over twelve months .................      737          509          228
                                          -------      -------      -------
                                          $16,262      $12,611      $ 3,651
                                          =======      =======      =======

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           -----------------------------------------------
                                  (Unaudited)

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

-------  ---------------------------------------------------------------------
                                  (Unaudited)

     Two categories of influences on market risk exist as it relates to financial instruments. First are systematic aspects, which relate to the investing environment and are out of the control of the investment manager. Second are non-systematic aspects, which relate to the construction of the investment portfolio through investment policies and decisions, and are under the direct control of the investment manager. Due to systematic changes, several components of market risk increased noticeably during 2002 and remain present at September 30, 2003. As it relates to equity price risk, the recent bear market resulted in a decline in the value of the Company's equity investments. During the second and third quarters of 2003 the market appeared to show signs of recovery, but much uncertainty remains. While credit quality risk was high in 2002, as evidenced by the decline in the values of several bond investments stemming from the many high-profile bankruptcies and other downgrade activities during this period, this risk appears to have substantially declined during the first nine months of 2003. Prepayment risk increased, primarily for the mortgage-backed securities, as the decline in interest rates during 2002 accelerated the payment of higher-interest rate mortgages through refinancing activity. And finally, to a lesser extent, interest rate risk has increased due to interest rates bottoming-out during this period. As of September 30, 2003 it appears interest rates may be poised for a rise, and refinancing activity may be slowing. Future interest rate increases will result in a decline in the value of fixed maturity securities from their current values. Throughout all these systematic changes, the Company continues its commitment to controlling non-systematic risk through sound investment policies and diversification.


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

    (b) An 8-K was filed on August 7, 2003 announcing the Company's financial results for the second quarter of 2003.

         An 8-K was filed on August 12, 2003 announcing the Company's declaration of a quarterly dividend of fifteen cents per share of common stock payable August 29, 2003 to shareholders of record as of August 22, 2003.

         An 8-K was filed on September 19, 2003 announcing the Company's strengthening of its bulk loss and settlement expense reserves by approximately $4,600,000 in the third quarter of 2003.

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

Date: November 14, 2003