Form 10-K
period 2003-12-31
EMC INSURANCE GROUP INC
filed 2004-03-29
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             For the Fiscal Year Ended December 31, 2003

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was $40,895,145.

     The number of shares outstanding of the registrant's common stock, $1.00 par value, on March 5, 2004, were 11,534,691.

                   DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the registrant's annual report to stockholders for the year ended December 31, 2003 are incorporated by reference under Parts II and IV.

     2. Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission on or before April 16, 2004, are incorporated by reference under Part III.

                               TABLE OF CONTENTS

Part I
Item 1.  Business ........................................................   2
Item 2.  Properties ......................................................  23
Item 3.  Legal Proceedings ...............................................  23
Item 4.  Submission of Matters to a Vote of Security Holders .............  23

Part II
Item 5.  Market for Registrant's Common Equity and
            Related Stockholder Matters ..................................  23
Item 6.  Selected Financial Data .........................................  23
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..........................  23
Item 7A. Quantitative and Qualitative Disclosures about Market Risk ......  23
Item 8.  Financial Statements and Supplementary Data .....................  24
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ..........................  24
Item 9A. Controls and Procedures .........................................  24

Part III
Item 10. Directors and Executive Officers of the Registrant ..............  24
Item 11. Executive Compensation ..........................................  25
Item 12. Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters ...............  25
Item 13. Certain Relationships and Related Transactions ..................  26
Item 14. Principal Accounting Fees and Services ..........................  26

Part IV
Item 15. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K ..................................................  27
Index to Financial Statement Schedules ...................................  27
Signatures ...............................................................  30
Index to Exhibits ........................................................  39

                                    PART I


ITEM 1.   BUSINESS.
-------   ---------
GENERAL
-------
     EMC Insurance Group Inc. is an insurance holding company incorporated in Iowa in 1974. EMC Insurance Group Inc. is 80.9 percent owned by Employers Mutual Casualty Company (Employers Mutual), a multiple-line property and casualty insurance company organized as an Iowa mutual insurance company in 1911 that is licensed in all 50 states and the District of Columbia. The term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate, are referred to as the "EMC Insurance Companies."

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


PROPERTY AND CASUALTY INSURANCE
-------------------------------

POOLING AGREEMENT


     The four property and casualty insurance subsidiaries of the Company and two subsidiaries and an affiliate of Employers Mutual (Union Insurance Company of Providence, EMC Property & Casualty Company and Hamilton Mutual Insurance Company) are parties to reinsurance pooling agreements with Employers Mutual (collectively the "pooling agreement"). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool. All losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. The aggregate participation of the Company's property and casualty insurance subsidiaries is 23.5 percent. Operations of the pool give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis. Effective December 31, 2003, the pooling agreement was amended to provide that Employers Mutual will make up any shortfall or difference resulting from an error in its systems and/or computational processes that would otherwise result in the required restatement of the pool participants' financial statements. The investment and income tax activities of the pool participants are not subject to the pooling agreement.

     On January 22, 2004, the Company announced that Farm and City Insurance Company, its wholly-owned subsidiary, would discontinue writing nonstandard risk automobile insurance and institute non-renewal procedures on all existing business. Farm and City will continue to participate in the pooling agreement even though it will no longer write any direct business.

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

PRINCIPAL PRODUCTS

     The Company's property and casualty insurance subsidiaries and the other parties to the pooling agreement underwrite both commercial and personal lines of insurance. The following table sets forth the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 2003.
                                   Percent            Percent          Percent
                                     of                 of               of
Line of Business           2003     total     2002     total    2001    total
----------------        ----------  -----  ----------  -----  --------  -----
                                        (Dollars in thousands)
Commercial Lines:
  Automobile .......... $  239,960   21.6% $  224,321   21.5% $216,371   21.7%
  Property ............    202,124   18.2     180,622   17.3   162,670   16.4
  Workers' compensation    209,171   18.8     194,853   18.7   208,652   21.0
  Liability ...........    213,150   19.1     195,682   18.8   176,774   17.8
  Other ...............     22,524    2.0      20,489    2.0    19,325    1.9
                        ----------  -----  ----------  -----  --------  -----
   Total commercial
     lines ............    886,929   79.7     815,967   78.3   783,792   78.8
                        ----------  -----  ----------  -----  --------  -----
Personal Lines:
  Automobile ..........    128,671   11.5     134,405   12.9   126,280   12.7
  Property ............     95,550    8.6      89,248    8.6    81,124    8.2
  Liability ...........      1,972    0.2       1,815    0.2     3,284    0.3
                        ----------  -----  ----------  -----  --------  -----
   Total personal lines    226,193   20.3     225,468   21.7   210,688   21.2
                        ----------  -----  ----------  -----  --------  -----
       Total .......... $1,113,122  100.0% $1,041,435  100.0% $994,480  100.0%
                        ==========  =====  ==========  =====  ========  =====
MARKETING

     Marketing of insurance by the parties to the pooling agreement, excluding the nonstandard risk automobile insurance sold by Farm and City, is conducted through 16 branch offices located throughout the United States and approximately 3,150 independent insurance agencies. These branch offices allow the Company to respond quickly to changes in local market conditions. Each branch office employs underwriting, claims, marketing and risk improvement representatives, as well as field auditors and branch administrative technicians. The branch offices are supported by technicians and specialists that operate out of Employers Mutual's home office. Systems are in place to monitor the underwriting results of each branch office and to maintain guidelines and policies consistent with the underwriting and marketing environment in each region.

     Farm and City had specialized in insuring private passenger automobile risks that are found to be unacceptable in the standard automobile insurance market. Farm and City is licensed in a six state area that includes Iowa, Kansas, Missouri, Nebraska, North Dakota and South Dakota. Private passenger automobile policies were solicited through the Independent Agency System using approximately 725 agencies.

     The following table sets forth the geographic distribution of the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 2003.

                                          2003        2002        2001
                                          ----        ----        ----
    Arizona ............................   3.6         3.8         3.8
    Illinois ...........................   4.3         4.7         5.1
    Iowa ...............................  15.4        15.9        16.8
    Kansas .............................   8.9         8.8         8.8
    Michigan ...........................   4.9         5.1         4.2
    Minnesota ..........................   3.3         3.3         3.5
    Nebraska ...........................   6.9         6.8         7.0
    North Carolina .....................   2.9         2.7         3.1
    Pennsylvania .......................   3.1         3.1         2.8
    Texas ..............................   4.9         5.0         5.2
    Wisconsin ..........................   5.5         5.0         5.0
    Other * ............................  36.3        35.8        34.7
                                         -----       -----       -----
                                         100.0%      100.0%      100.0%
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

     A summary of the reinsurance treaties benefiting the parties to the pooling agreement during 2003 is presented below. Retention amounts reflect the accumulated retentions of all layers within a treaty.

   Type of Reinsurance Treaty     Retention                Limits
   --------------------------    -----------     --------------------------
   Property per risk ........... $ 3,000,000     100 percent of $37,000,000
   Property catastrophe ........ $13,950,000      96 percent of $79,000,000
   Casualty .................... $ 2,000,000     100 percent of $38,000,000
    Workers' compensation excess $         -      $20,000,000 excess of
                                                    $40,000,000
   Umbrella .................... $ 2,000,000     100 percent of $ 8,000,000
   Fidelity .................... $ 1,200,000(1)   95 percent of $ 4,000,000
   Surety ...................... $ 2,200,000(1)   91 percent of $14,000,000
   Non-obligatory surety
     quota share ............... $10,500,000      70 percent of $35,000,000
   Boiler ...................... $         -     100 percent of $50,000,000
   Property terrorism .......... $10,000,000     100 percent of $30,000,000
   Terrorism aggregate excess
     of loss ................... $23,500,000      70 percent of $45,000,000
   Employment practices
     liability ................. $   500,000      50 percent of $ 1,000,000

(1)  Subject to annual aggregate limits for all losses of $14,000,000.

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

     The major participants in the pool members' reinsurance programs during 2003 are presented below. The percentages represent the reinsurers' share of the total reinsurance protection under all coverages. Each type of coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within these coverages. The property per risk, property catastrophe and casualty reinsurance programs are handled by a reinsurance intermediary (broker). The reinsurance of those programs is syndicated to approximately 50 domestic and foreign reinsurers.

     In formulating reinsurance programs, Employers Mutual is selective in its choice of reinsurers. Employers Mutual selects reinsurers on the basis of financial stability and long-term relationships, as well as price of the coverage. Reinsurers are generally required to have a Best's rating of "A-" (Excellent) or higher and a minimum policyholders' surplus of $250,000,000.

                                                         Percent
                                                        of total      2003
Property per risk, property catastrophe                reinsurance   Best's
and casualty coverages:                                protection    rating
---------------------------------------                ----------    ------
Underwriters at Lloyd's of London ....................     25.6%        A-
Mutual Reinsurance Bureau ............................     15.4        (1)
Converium AG, Zurich .................................      7.8         A
Transatlantic Reinsurance Company ....................      5.4         A++
Hannover Ruckversicherung AG .........................      5.3         A
Ace Tempest Reinsurance Company ......................      2.7         A+

Workers' compensation excess coverage:
--------------------------------------
Underwriters at Lloyd's of London ....................     74.6%        A-
American National Insurance Company ..................     25.4         A+

Umbrella coverage:
------------------
January 1 - June 30, 2003
General Reinsurance Corporation ......................    100.0%        A++

July 1 - December 31, 2003
Partner Reinsurance Company ..........................     27.5%        A+
Platinum Underwriters Reinsurance ....................     25.0         A
TOA Reinsurance Company ..............................     17.5         A+
Hannover Ruckversicherung AG .........................     30.0         A

Fidelity and surety coverages:
------------------------------
Transatlantic Reinsurance Company ....................     40.0%        A++
SCOR Reinsurance Company .............................     20.0         A-
Hannover Ruckversicherung AG .........................     18.0         A
Everest Reinsurance Company ..........................     17.0         A+
Berkley Insurance Company ............................      5.0         A

Boiler coverage:
----------------
Hartford Steam Boiler Inspection and Insurance Company    100.0%        A+

Property terrorism:
-------------------
Underwriters at Lloyd's of London ....................    100.0%        A-

Terrorism aggregate excess of loss:
-----------------------------------
Axis Specialty LTD ...................................     40.0%        A
Arch Reinsurance Company .............................     20.0         A-
Everest Reinsurance Company ..........................     10.0         A+

Employment Practices Liability:
-------------------------------
General Reinsurance Corporation (January 1 -
  July 1, 2003) ......................................    100.0%        A++

(1) Mutual Reinsurance Bureau (MRB) is composed of Employers Mutual and three other nonaffiliated mutual insurance companies. Each of the four members cede primarily property insurance to MRB and assume, on an equal and joint basis, proportionate shares of this business. Each member benefits from the increased capacity provided by MRB. MRB is backed by the financial strength of the four member companies. All of the members of MRB were assigned an "A-" (Excellent) or better rating by A.M. Best.

     Premiums ceded under the pool members' reinsurance programs by all pool members and by the Company's property and casualty insurance subsidiaries for the year ended December 31, 2003 are presented below. Each type of reinsurance coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within the coverages. Since each layer of coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer's overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives.
                                                         Premiums ceded by
                                                     ------------------------
                                                                   Property
                                                                 and casualty
                                                       All pool   insurance
Reinsurer                                              members   subsidiaries
---------                                            ----------- ------------
Hartford Steam Boiler Inspection & Insurance Company $12,895,680 $  3,030,485
General Reinsurance Corporation.....................   3,740,975      879,129
XL Reinsurance America Inc. ........................   2,828,842      664,778
Axis Specialty Limited .............................   2,494,011      586,093
Hannover Ruckversicherung AG .......................   2,386,009      560,712
Transatlantic Reinsurance Company ..................   2,023,973      475,634
Converium AG, Zurich ...............................   1,474,996      346,624
Platinum Underwriters Reinsurance ..................   1,302,151      306,005
Managing Agency Partners ...........................   1,266,852      297,710
Partner Reinsurance Company of the US ..............   1,155,000      271,425
Other Reinsurers ...................................  15,114,903    3,552,002
                                                     ----------- ------------
  Total ............................................ $46,683,392 $ 10,970,597
                                                     =========== ============

     The parties to the pooling agreement also cede reinsurance on both a voluntary and a mandatory basis to state and national organizations in connection with various workers' compensation and assigned risk programs and to private organizations established to handle large risks. Premiums ceded by all pool members and by the Company's property and casualty insurance subsidiaries for the year ended December 31, 2003 are presented below.

                                                         Premiums ceded by
                                                     ------------------------
                                                                    Property
                                                                 and casualty
                                                       All pool    insurance
Reinsurer                                              members   subsidiaries
---------                                            ----------- ------------
Wisconsin Compensation Rating Bureau ............... $16,032,519 $  3,767,642
North Carolina Reinsurance Facility ................   1,681,332      395,113
Michigan Catastrophe Claims Association ............   1,355,025      318,431
Other Reinsurers ...................................   1,518,826      356,926
                                                     ----------- ------------
  Total ............................................ $20,587,702 $  4,838,112
                                                     =========== ============

     The Terrorism Risk Insurance Act of 2002 ("TRIA") provides a temporary Federal backstop on losses from certified terrorism events from foreign sources and is effective until December 31, 2005. Coverage includes most direct commercial lines of business, including coverage for losses from nuclear, biological, and chemical exposures. Each insurer has a deductible amount, which is calculated as a percentage of the prior year's direct earned commercial lines premium and a ten percent retention above the deductible.
The percentage used in the deductible calculation will increase from seven percent in 2003 to ten percent in 2004 and to fifteen percent in 2005. TRIA caps losses at $100 billion annually; no insurer that has met its deductible will be liable for payment of any portion above that amount. Though it is uncertain whether TRIA will be extended beyond 2005, it has and continues to provide marketplace stability. As a result, coverage for terrorist events in both the insurance and reinsurance markets is often available. For the Company, the TRIA deductible was approximately $13,000,000 in 2003. The March 1, 2003 renewal of Employers Mutual's reinsurance coverage for terrorism claims saw a broadening of coverage with limits corresponding to the TRIA deductible (approximately $55,000,000 for the EMC Insurance Companies). Coverage includes all commercial lines of business, losses from both certified and non-certified terrorist events, and nuclear, biological and chemical coverage.

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


RELATIONSHIP BETWEEN NET PREMIUMS WRITTEN AND SURPLUS

     The amount of insurance a property and casualty insurance company writes under industry standards is commonly expressed as a multiple of its surplus calculated in accordance with statutory accounting practices. Generally, a ratio of 3 to 1 or less is considered satisfactory by regulatory authorities. The ratios of the pool members for the past three years are as follows:

                                                 Year ended December 31,
                                             ------------------------------
                                             2003         2002         2001
                                             ----         ----         ----
      Employers Mutual ....................  1.26         1.55         1.35
      EMCASCO .............................  2.15         2.41         2.25
      Illinois EMCASCO ....................  2.07         2.36         2.20
      Dakota Fire .........................  2.11         2.41         2.23
      Farm and City .......................  2.35         2.49         2.70
      EMC Property & Casualty Company .....   .92          .94          .97
      Union Insurance Company of Providence   .91          .93          .96
      Hamilton Mutual Insurance Company ...  2.02         2.13         2.34

     The ratios for three of the Company's property and casualty insurance subsidiaries (EMCASCO, Illinois EMCASCO and Dakota Fire) reflect the issuance of an aggregate of $25,000,000 of surplus notes to Employers Mutual on December 28, 2001. Surplus notes are considered to be a component of surplus for statutory reporting purposes; however, under generally accepted accounting principals, surplus notes are considered to be debt and are reported as a liability in the Company's financial statements.


OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The property and casualty insurance subsidiaries' reserve information is included in the property and casualty loss reserve development for 2003. See "Property and Casualty Insurance Subsidiaries and Reinsurance Subsidiary - Outstanding Losses and Settlement Expenses."


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

PRINCIPAL PRODUCTS

     The reinsurance subsidiary assumes both pro rata and excess of loss reinsurance from Employers Mutual. The following table sets forth the assumed written premiums of the reinsurance subsidiary for the three years ended December 31, 2003.

                                     Percent          Percent          Percent
                                       of               of               of
Line of Business               2003   total     2002   total     2001   total
----------------             -------  -----   -------  -----   -------  -----
                                              (Dollars in thousands)
Pro rata reinsurance:
      Property and Casualty  $20,025   22.2%  $17,856   23.4%  $10,716   16.2%
      Property .............  15,282   17.0    11,417   15.0    12,935   19.5
      Crop .................   2,693    3.0     1,535    2.0     2,605    3.9
      Casualty .............   1,771    2.0     2,886    3.8     2,819    4.3
      Marine/aviation ......  12,377   13.7    12,073   15.8     6,380    9.6
                             -------  -----   -------  -----   -------  -----
        Total pro rata
          Reinsurance ......  52,148   57.9    45,767   60.0    35,455   53.5
                             -------  -----   -------  -----   -------  -----
Excess reinsurance:
  Excess per risk
    reinsurance:
      Property .............  23,744   26.4    18,925   24.9    20,050   30.2
      Casualty .............  12,954   14.4    10,610   13.9    10,124   15.3
      Surety ...............   1,212    1.3       902    1.2       658    1.0
                             -------  -----   -------  -----   -------  -----
        Total excess per
          risk reinsurance    37,910   42.1    30,437   40.0    30,832   46.5
                             -------  -----   -------  -----   -------  -----
        Total .............. $90,058  100.0%  $76,204  100.0%  $66,287  100.0%
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

COMPETITION

     The reinsurance marketplace is generally considered to be competitive; however, competition for reinsurance business has declined significantly as a result of the September 11, 2001 terrorist attack on the World Trade Center. Industry-wide premium increases for January 2003 renewals averaged 11.2 percent for excess of loss business and retention levels increased again as well. Exclusions for terrorist activities remained commonplace. The market for terrorism coverage is still evolving, but is becoming more available (sometimes including nuclear, biological and chemical perils). Terrorism coverage is still being written on a stand-alone basis. New reinsurance capacity, primarily from Bermuda, has entered the reinsurance marketplace to take advantage of higher reinsurance pricing, which could lead to increased rate competition in the future.

     Employers Mutual competes in the global reinsurance market with numerous reinsurance companies, many of which have greater financial resources. Competition for reinsurance business is based on many factors, including financial strength, industry ratings, stability in products offered and licensing status. During the last several years, some ceding companies have tended to favor large, financially strong reinsurance companies who are able to provide "mega" line capacity for multiple lines of business. The Company faces the risk of ceding companies becoming less interested in diversity and spread of reinsurance risk in favor of having fewer well capitalized reinsurance companies on their program.


REINSURANCE CEDED

     The reinsurance subsidiary does not purchase outside reinsurance protection due to the $1,500,000 cap on losses assumed per event under the terms of the quota share agreement with Employers Mutual. The reinsurance subsidiary pays an annual override commission to Employers Mutual for this protection, which amounted to $4,052,600 in 2003. The reinsurance subsidiary also pays for 100 percent of the outside reinsurance protection Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business. This cost is recorded as a reduction to the premiums received by the reinsurance subsidiary and amounted to $3,802,878 in 2003.


BEST'S RATING

     The most recent Best's Property Casualty Key Rating Guide gives the reinsurance subsidiary an "A-" (Excellent) policyholders' rating. Best's ratings are based upon factors of concern to policyholders and insurance agents and are not necessarily directed toward the protection of investors.


OUTSTANDING LOSSES AND SETTLEMENT EXPENSES

     The reinsurance subsidiary's reserve information is included in the property and casualty loss reserve development for 2003. See "Property and Casualty Insurance Subsidiaries and Reinsurance Subsidiary - Outstanding Losses and Settlement Expenses."

PROPERTY AND CASUALTY INSURANCE SUBSIDIARIES AND REINSURANCE SUBSIDIARY
-----------------------------------------------------------------------
     Employers Mutual provides various services to all of its subsidiaries and affiliates. Such services include data processing, claims, financial, actuarial, auditing, marketing and underwriting. Employers Mutual allocates a portion of the cost of these services to the subsidiaries that do not participate in the pooling agreement based upon a number of criteria, including usage and number of transactions. The remaining costs are charged to the pooling agreement and each pool participant shares in the total cost in accordance with its pool participation percentage. Costs allocated to the Company by Employers Mutual for services provided to the holding company and its subsidiaries that do not participate in the pooling agreement amounted to $2,097,057, $1,765,287 and $2,040,822 in 2003, 2002 and 2001, respectively.
Costs allocated to the Company through the operation of the pooling agreement amounted to $63,293,517, $56,897,066 and $51,041,812 in 2003, 2002 and 2001,
respectively.


STATUTORY COMBINED RATIOS

     The following table sets forth the statutory combined ratios of the Company's insurance subsidiaries and the property and casualty insurance industry averages for the five years ended December 31, 2003. The combined ratios below are the sum of the following: the loss ratio, calculated by dividing losses and settlement expenses incurred by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written and policyholder dividends by net premiums earned.

     Generally, if the combined ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.
                                             Year ended December 31,
                                     --------------------------------------
                                      2003    2002    2001    2000    1999
                                     ------  ------  ------  ------  ------
Property and casualty insurance
      Loss ratio ...................   70.3%   69.8%   83.0%   82.2%   83.6%
      Expense ratio ................   32.2    31.2    28.5    30.8    32.0
                                     ------  ------  ------  ------  ------
        Combined ratio .............  102.5%  101.0%  111.5%  113.0%  115.6%
                                     ======  ======  ======  ======  ======
Reinsurance
      Loss ratio ...................   65.2%   70.7%   86.6%   86.1%   83.1%
      Expense ratio ................   27.2    31.6    29.1    29.1    30.6
                                     ------  ------  ------  ------  ------
        Combined ratio .............   92.4%  102.3%  115.7%  115.2%  113.7%
                                     ======  ======  ======  ======  ======
Total insurance operations
      Loss ratio ...................   68.9%   70.0%   83.8%   83.0%   83.5%
      Expense ratio ................   30.9    31.3    28.6    30.5    31.7
                                     ------  ------  ------  ------  ------
        Combined ratio .............   99.8%  101.3%  112.4%  113.5%  115.2%
                                     ======  ======  ======  ======  ======
Property and casualty insurance
  industry averages (1)
      Loss ratio ...................   76.1%   81.7%   88.5%   81.5%   78.6%
      Expense ratio ................   25.0    25.7    27.5    28.9    29.2
                                     ------  ------  ------  ------  ------
        Combined ratio .............  101.1%  107.4%  116.0%  110.4%  107.8%
                                     ======  ======  ======  ======  ======
(1) As reported by A.M. Best Company. The ratio for 2003 is an estimate; the actual combined ratio is not currently available.

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

REINSURANCE CEDED

     The following table presents amounts due to the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums as of December 31, 2003:
                                                                    2003
                                           Amount      Percent     Best's
                                        recoverable    of total    rating
                                        -----------    --------    ------
Wisconsin Compensation Rating Bureau .. $ 4,862,984        25.4%      (1)
XL Reinsurance America ................   2,180,744        11.4        A+
Minnesota Workers' Comp Reins Assoc ...   1,857,178         9.7       (1)
Hartford Steam Boiler Insp. & Ins. ....   1,772,704         9.3        A+
General Reinsurance Corporation .......   1,576,805         8.2        A++
National Workers' Compensation
  Reinsurance Pool ....................   1,516,420         7.9       (1)
Mutual Reinsurance Bureau .............     389,681         2.0       (2)
Converium Rens North America Inc ......     376,509         2.0        A
North Carolina Reins Faculity .........     344,435         1.8       (1)
Hartford Fire Insurance Company .......     332,775         1.7        A+
Other Reinsurers ......................   3,948,747        20.6
                                        -----------    --------
      Total ........................... $19,158,982(3)    100.0%
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

(2) Mutual Reinsurance Bureau (MRB) is composed of Employers Mutual and three other nonaffiliated mutual insurance companies. Each of the four members cede primarily property insurance to MRB and assume, on an equal and joint basis, proportionate shares of this business. Each member benefits from the increased capacity provided by MRB. MRB is backed by the financial strength of the four member companies. All of the members of MRB were assigned an "A-" (Excellent) or better rating by A.M. Best.

(3) The total amount recoverable at December 31, 2003 represented $1,054,360 in paid losses and settlement expenses, $14,807,394 in unpaid losses and settlement expenses and $3,297,228 in unearned premiums.

     The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred for the three years ended December 31, 2003 is presented below.
                                              Year ended December 31,
                                     ----------------------------------------
                                         2003          2002          2001
                                     ------------  ------------  ------------

Premiums written:
    Direct ........................  $220,741,419  $235,596,547  $272,027,823
    Assumed from nonaffiliates ....     3,816,789     3,985,370     1,898,509
    Assumed from affiliates .......   351,641,368   320,940,551   299,990,245

    Ceded to nonaffiliates ........   (15,808,709)  (11,089,041)  (11,189,227)
    Ceded to affiliates ...........  (220,741,419) (235,596,547) (272,027,823)
                                     ------------  ------------  ------------
      Net premiums written ........  $339,649,448  $313,836,880  $290,699,527
                                     ============  ============  ============
Premiums earned:
    Direct ........................  $221,662,098  $241,939,466  $255,764,274
    Assumed from nonaffiliates ....     3,629,346     3,501,616     1,786,132
    Assumed from affiliates .......   341,947,846   304,462,790   274,352,821
    Ceded to nonaffiliates ........   (14,954,382)  (10,921,373)  (10,859,095)
    Ceded to affiliates ...........  (221,662,098) (241,939,466) (255,764,274)
                                     ------------  ------------  ------------
      Net premiums earned .........  $330,622,810  $297,043,033  $265,279,858
                                     ============  ============  ============
Losses and settlement expenses
  incurred:
    Direct ........................  $157,500,290  $165,218,514  $221,314,633
    Assumed from nonaffiliates ....     3,270,406     2,876,808     1,336,824
    Assumed from affiliates .......   233,823,801   206,614,356   227,650,959
    Ceded to nonaffiliates ........   (10,589,657)   (2,433,308)   (7,069,033)
    Ceded to affiliates ...........  (157,500,290) (165,218,514) (221,314,633)
                                     ------------  ------------  ------------
      Net losses and settlement
        expenses incurred .........  $226,504,550  $207,057,856  $221,918,750
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

     Despite the inherent uncertainties of estimating insurance company loss and settlement expense reserves, management believes that the Company's reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that the Company's reserves for losses and settlement expenses at December 31, 2003 are adequate.

     The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the property and casualty insurance subsidiaries and the reinsurance subsidiary. Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements.

                                             Year ended December 31,
                                     ----------------------------------------
                                         2003          2002          2001
                                     ------------  ------------  ------------
Gross reserves at beginning of year  $331,226,753  $314,518,588  $286,489,028

Ceded reserves at beginning of year   (10,367,624)  (11,848,597)  (11,224,797)
                                     ------------  ------------  ------------

Net reserves at beginning of year ..  320,859,129   302,669,991   275,264,231
                                     ------------  ------------  ------------
Incurred losses and
  settlement expenses
---------------------
  Provision for insured events
    of the current year ............  219,028,236   200,059,798   216,752,003

  Increase in provision for
    insured events of prior years ..    7,476,314     6,998,058     5,166,747
                                     ------------  ------------  ------------
        Total incurred losses and
          settlement expenses ......  226,504,550   207,057,856   221,918,750
                                     ------------  ------------  ------------
Payments
--------
  Losses and settlement expenses
    attributable to insured events
    of the current year ............   86,072,127    81,124,276    94,983,112

  Losses and settlement expenses
    attributable to insured events
    of prior years .................  108,175,065   107,744,442    99,529,878
                                     ------------  ------------  ------------
        Total payments .............  194,247,192   188,868,718   194,512,990
                                     ------------  ------------  ------------

Net reserves at end of year ........  353,116,487   320,859,129   302,669,991

Ceded reserves at end of year ......   14,807,394    10,367,624    11,848,597
                                     ------------  ------------  ------------
Gross reserves at end of year ...... $367,923,881  $331,226,753  $314,518,588
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

     Reflected in this table is (1) the reinsurance subsidiary's commutation of all outstanding reinsurance balances ceded to Employers Mutual under catastrophe and aggregate excess of loss reinsurance treaties related to accident years 1991 through 1993 in 1994, and (2) the increase in the reinsurance subsidiary's quota share assumption of Employers Mutual's assumed reinsurance business from 95 percent to 100 percent in 1997. The table has been restated to reflect the addition of Hamilton Mutual to the pooling agreement effective January 1, 1997 and the addition of Farm and City to the pooling agreement effective January 1, 1998.

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

     During the last three years the Company has experienced adverse development in the provision for insured events of prior years. The majority of this adverse development has come from the property and casualty insurance subsidiaries and is attributed to a combination of bulk reserve strengthening, an increase in incurred but not reported (IBNR) reserves, the revaluation of individual claim liabilities in select lines of business, newly reported claims in excess of carried IBNR reserves, the establishment of additional asbestos reserves and an increase in paid settlement expenses. The reinsurance subsidiary experienced favorable development during 2003, but experienced adverse development for the two prior years. The favorable development for 2003 is primarily from the 2002 accident year on the Home Office Reinsurance Assumed Department book of business, which has experienced very low reported loss activity. The adverse development for the two prior years is primarily attributed to construction defect claims arising from a reinsurance pool that the reinsurance subsidiary participates in.

                                                                 Year ended December 31,
                                 --------------------------------------------------------------------------------------------------
(Dollars in thousands)             1993     1994     1995     1996     1997     1998     1999     2000     2001     2002     2003
                                   ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----

Statutory reserves for losses
  and settlement expenses ...... $182,072  191,514  196,293  191,892  205,606  230,937  257,201  276,103  303,643  321,945  354,200

Retroactive restatement of
  reserves in conjunction with
  admittance of new participants
  into the pooling agreement ...    5,248    6,603    6,809    7,018    3,600        -        -        -        -        -        -
                                 --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Statutory reserves after
  reclassification .............  187,320  198,117  203,102  198,910  209,206  230,937  257,201  276,103  303,643  321,945  354,200

GAAP adjustments ...............   (2,405)  (2,479)  (3,098)  (3,186)    (858)    (890)    (948)    (839)    (973)  (1,086)  (1,084)
                                 --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Reserves for losses and
  settlement expenses ..........  184,915  195,638  200,004  195,724  208,348  230,047  256,253  275,264  302,670  320,859  353,116


Paid (cumulative) as of:
  One year later ...............   60,162   57,247   62,012   59,856   62,949   77,699   87,599   99,530  107,744  108,175        -
  Two years later ..............   89,153   88,831   92,626   92,191   99,870  119,620  138,701  156,337  170,512        -        -
  Three years later ............  107,372  106,691  112,985  113,343  122,455  147,561  173,840  196,400        -        -        -
  Four years later .............  116,856  118,705  124,450  126,507  136,975  167,529  198,221        -        -        -        -
  Five years later .............  123,843  126,384  132,044  135,321  148,708  181,008        -        -        -        -        -
  Six years later ..............  128,931  130,977  137,522  143,105  157,808        -        -        -        -        -        -
  Seven years later ............  132,036  134,923  143,044  149,313        -        -        -        -        -        -        -
  Eight years later ............  135,007  139,263  147,994        -        -        -        -        -        -        -        -
  Nine years later .............  137,630  143,345        -        -        -        -        -        -        -        -        -
  Ten years later ..............  140,918        -        -        -        -        -        -        -        -        -        -


Reserves reestimated as of:
  End of year ..................  184,915  195,638  200,004  195,724  208,348  230,047  256,253  275,264  302,670  320,859  353,116
  One year later ...............  179,527  179,818  183,760  188,579  197,271  224,313  254,350  280,431  309,668  328,335        -
  Two years later ..............  170,653  173,162  182,285  185,465  194,287  225,288  256,111  288,465  321,761        -        -
  Three years later ............  166,778  172,118  179,797  181,392  193,505  227,010  260,715  296,837        -        -        -
  Four years later .............  166,133  170,570  176,176  180,686  192,824  229,336  265,802        -        -        -        -
  Five years later .............  165,548  167,763  175,465  179,898  195,910  232,446        -        -        -        -        -
  Six years later ..............  163,406  166,764  174,695  181,567  198,162        -        -        -        -        -        -
  Seven years later ............  161,985  166,280  176,012  182,690        -        -        -        -        -        -        -
  Eight years later ............  160,459  167,889  176,866        -        -        -        -        -        -        -        -
  Nine years later .............  162,578  168,627        -        -        -        -        -        -        -        -        -
  Ten years later ..............  163,251        -        -        -        -        -        -        -        -        -        -
                                 --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Cumulative redundancy
  (Deficiency) ................. $ 21,664   27,011   23,138   13,034   10,186   (2,399)  (9,549) (21,573) (19,091)  (7,476)       -
                                 ========  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======
Gross loss and settlement
  expense reserves
  - end of year (A) ............ $202,370  209,785  212,231  209,521  221,378  245,610  266,514  286,489  314,519  331,227  367,924

Reinsurance receivables ........   17,455   14,147   12,227   13,797   13,030   15,563   10,261   11,225   11,849   10,368   14,808
                                 --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Net loss and settlement expense
  reserves - end of year ....... $184,915  195,638  200,004  195,724  208,348  230,047  256,253  275,264  302,670  320,859  353,116
                                 ========  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======
Gross re-estimated reserves
  - latest (B) ................. $179,285  183,169  192,080  200,052  213,017  248,303  276,798  309,119  335,734  341,934  367,924
Re-estimated reinsurance
  receivables - latest .........   16,034   14,542   15,214   17,362   14,855   15,857   10,996   12,282   13,973   13,599   14,808
                                 --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Net re-estimated reserves
  - latest ..................... $163,251  168,627  176,866  182,690  198,162  232,446  265,802  296,837  321,761  328,335  353,116
                                 ========  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======
Gross cumulative redundancy
  (deficiency) (A-B) ........... $ 23,085   26,616   20,151    9,469    8,361   (2,693) (10,284) (22,630) (21,215) (10,707)      -
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

     During 2002, the Company re-evaluated the estimated ultimate losses for direct asbestos and environmental exposures. Based on this re-evaluation, the Company reallocated $752,000 of bulk IBNR reserves and $324,303 of settlement expense reserves to these exposures. In addition, the Company diligently evaluated the adequacy of its asbestos reserves by commissioning a "ground-up" study to better quantify its exposure to asbestos liabilities. This study concluded that the Company's exposure for direct asbestos claims ranged from $1,000,000 to $5,100,000, with a point estimate of $3,000,000 at December 31,
2002.  Based on the results of this study, the Company elected to increase the IBNR and settlement expense reserves carried for direct asbestos exposures by $2,068,705 at December 31, 2002, to $2,985,402. The study's results for asbestos exposures on assumed reinsurance business were received during 2003, and the Company elected to increase its IBNR reserves carried for assumed
asbestos exposures by $326,000 to the study's point estimate.   The study and
its results assume no improvement in the current asbestos litigation environment; however, federal legislation currently being considered could reduce the ultimate losses from asbestos litigation below the levels currently being projected for the industry.

     The following table presents asbestos and environmental related losses and settlement expenses incurred and reserves outstanding for the Company:

                                                  Year ended December 31,
                                             --------------------------------
                                                2003       2002       2001
                                             ---------- ---------- ----------
Losses and settlement expenses incurred:
  Asbestos:
    Property and casualty insurance ........ $        - $2,377,631 $   64,451
    Reinsurance ............................    293,413    (25,001)    (9,167)
                                             ---------- ---------- ----------
                                                293,413  2,352,630     55,284
                                             ---------- ---------- ----------
  Environmental:
    Property and casualty insurance ........          -    774,489   (120,610)
    Reinsurance ............................          -     21,479     20,615
                                             ---------- ---------- ----------
                                                      -    795,968    (99,995)
                                             ---------- ---------- ----------
        Total losses and settlement
          expenses incurred ................ $  293,413 $3,148,598 $  (44,711)
                                             ========== ========== ==========

Loss and settlement expense reserves:
  Asbestos:
    Property and casualty insurance ........ $2,885,148 $2,982,809 $  719,590
    Reinsurance ............................    732,112    533,687    566,477
                                             ---------- ---------- ----------
                                              3,617,260  3,516,496  1,286,067
                                             ---------- ---------- ----------
  Environmental:
    Property and casualty insurance ........  1,164,756  1,175,541    454,460
    Reinsurance ............................    802,180    834,906    824,988
                                             ---------- ---------- ----------
                                              1,966,936  2,010,447  1,279,448
                                             ---------- ---------- ----------
        Total loss and settlement expense
          reserves ......................... $5,584,196 $5,526,943 $2,565,515
                                             ========== ========== ==========

     Based upon current facts, management believes the reserves established for asbestos and environmental related claims at December 31, 2003 are adequate. Although future changes in the legal and political environment may result in adjustments to these reserves, management believes any adjustments will not have a material impact on the financial condition or results of operations of the Company.


EMPLOYEES
---------
     EMC Insurance Group Inc. and its subsidiaries have no employees. The Company's business activities are conducted by the 2,217 employees of Employers Mutual. EMC Insurance Group Inc., EMC Reinsurance Company and Underwriters, LLC are charged their proportionate share of salary and employee benefit costs based on time allocations. Costs not allocated to these companies and other subsidiaries of Employers Mutual outside the pooling agreement are charged to the participants in the pooling agreement. The property and casualty insurance subsidiaries share the costs charged to the pooling agreement in accordance with their pool participation percentages.
See "Property and Casualty Insurance - Pooling Agreement."


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

     State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer's surplus as regards policyholders be reasonable and adequate in relation to its liabilities. Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance. "Extraordinary" dividends or distributions are subject to prior approval and are defined as dividends or distributions made within a 12 month period which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis. North Dakota imposes similar restrictions on the payment of dividends and distributions. At December 31, 2003, $22,244,303 was available for distribution in 2004 to the Company without prior approval. See note 6 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

     The NAIC utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty. This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 2003, the Company's insurance subsidiaries had total adjusted statutory capital of $170,232,871, which is well in excess of the minimum risk-based capital requirement of $39,609,015.

ITEM 2.  PROPERTIES.
-------  -----------
     The Company does not own any real property. Lease costs of the Company's office facilities in Bismarck, North Dakota, which total approximately $384,000 annually, are included as expenses under the pooling agreement. Expenses of office facilities owned and leased by Employers Mutual are borne by the parties to the pooling agreement, less the rent received from the space used and paid for by non-insurance subsidiaries and outside tenants. See "Property and Casualty Insurance - Pooling Agreement" under Item 1 of this Form 10-K.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------
     None.


                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------  -------------------------------------------------
         STOCKHOLDER MATTERS.
         --------------------
     The "Stockholder Information" section from the Company's Annual Report to Stockholders for the year ended December 31, 2003, which is included as
Exhibit 13(d) to this Form 10-K, is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------
     The "Selected Financial Data" section from the Company's Annual Report to Stockholders for the year ended December 31, 2003, which is included as
Exhibit 13(a) to this Form 10-K, is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------
     The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section from the Company's Annual Report to Stockholders for the year ended December 31, 2003, which is included as
Exhibit 13(b) to this Form 10-K, is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------- -----------------------------------------------------------
     The information under the caption "Market Risk" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section from the Company's Annual Report to Stockholders for the year ended December 31, 2003, which is included as Exhibit 13(b) to this Form 10-K, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------
     The consolidated financial statements from the Company's Annual Report to Stockholders for the year ended December 31, 2003, which is included as
Exhibit 13(c) to this Form 10-K, are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------  ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         ------------------------------------
     None.

ITEM 9A. CONTROLS AND PROCEDURES.
-------- ------------------------
     Within the 90 days prior to the filing date of this report, the Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations. Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive Officer and Chief Financial Officer there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------
     See the information under the caption "Election of Directors" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 21, 2004, which information is incorporated herein by reference.

     The following sets forth information regarding all executive officers of the Company.

         NAME         AGE                      POSITION
         ----         ---                      --------
Bruce G. Kelley        50        President and Chief Executive Officer of the
                                 Company and of Employers Mutual since 1992.
                                 Treasurer of Employers Mutual from 1996 until
                                 2000 and the Company from 1996 until February
                                 2001.  He was President and Chief Operating
                                 Officer of the Company and Employers Mutual from 1991 to 1992 and was Executive Vice
                                 President of the Company and Employers Mutual from 1989 to 1991. He has been employed by Employers Mutual since 1985.

William A. Murray      57        Executive Vice President and Chief Operating
                                 Officer of the Company and Employers Mutual since 2001. He was Resident Vice President and Branch Manager of Employers Mutual from
                                 1992 until 2001. He has been employed by Employers Mutual since 1985.

Ronald W. Jean         54        Executive Vice President for Corporate
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

          NAME         AGE                      POSITION
          ----         ---                      --------
Raymond W. Davis       58        Senior Vice President - Investments of the
                                 Company and Employers Mutual since 1998.


                                 Treasurer of the Company since 2001 and of Employers Mutual since 2000. He was Vice President - Investments of the Company and of Employers Mutual from 1985 until 1998. He has been employed by Employers Mutual since 1979.

Donald D. Klemme       58        Senior Vice President - Administration and
                                 Secretary of the Company since 1998.  Senior
                                 Vice President - Administration of Employers
                                 Mutual since 1998.  He was Vice President -
                                 Administration and Secretary of the Company from 1996 until 1998 and was Vice President -
                                 Director of Internal Audit prior to that. He has been employed by Employers Mutual since
                                 1972.

David O. Narigon       51        Senior Vice President - Claims of the Company
                                 and of Employers Mutual since 1998. He was Vice President - Claims of the Company from
                                 1988 until 1998. He has been employed by Employers Mutual since 1983.

Steven C. Peck         56        Senior Vice President - Actuary of the

                                 Company and of Employers Mutual since 2003.
                                 He was Vice President of the Company and of Employers Mutual from 1997 until 2003. He has been employed by Employers Mutual since 1984.

Mark E. Reese          46        Vice President of the Company and Employers
                                 Mutual since 1996 and Chief Financial Officer of the Company and Employers Mutual since
                                 1997.  He has been employed by Employers
                                 Mutual since 1984.

     The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is posted on the Investor Relations section of the Company's internet website found at www.emcinsurance.com.


ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------
     See the information under the caption "Compensation of Management" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 21, 2004, which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
--------  ------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS.
          ----------------------------
     The information under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management and Directors" in the

Company's Proxy Statement in connection with its Annual Meeting to be held on May 21, 2004, which information is incorporated herein by reference.

     The following table presents information regarding Employers Mutual's equity compensation plans as of December 31, 2003:

                                                               Number of
                                                              securities
                                                               remaining
                                                             available for
                         Number of                          future issuance
                       securities to                          under equity
                       be issued upon    Weighted-average     compensation
                        exercise of       exercise price    plans (excluding
                        outstanding       of outstanding       securities
                     options, warrants   options, warrants    reflected in
Plan category           and rights          and rights         column (a))
-------------        -----------------   -----------------  -----------------
                           (a)                  (b)                 (c)
                     -----------------   -----------------  -----------------
Equity compensation
  plans approved by
  security holders             630,615              $12.86            386,775


Equity compensation
  plans not
  approved by
  security holders                   -                 N/A                N/A
                     -----------------   -----------------  -----------------
Total                          630,615              $12.86            386,775
                     =================   =================  =================

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------
     See the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 21, 2004, which information is incorporated herein by reference.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.
--------  ---------------------------------------
     See the information under the captions "Audit Fees", "Audit Related Fees", "Tax Fees" and "All Other Fees" in the Company's Proxy Statement in connection with its Annual Meeting to be held on May 21, 2004, which information is incorporated herein by reference.

                                   PART IV
                                   -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------
(a)  List of Financial Statements and Schedules.

     1.  Financial Statements
                                                                         Page
                                                                         ----
         Report of Ernst & Young LLP, Independent Auditors ...........    32*
         Consolidated Balance Sheets, December 31, 2003 and 2002 .....    33*
         Consolidated Statements of Income for the years ended
            December 31, 2003, 2002 and 2001 .........................    35*
         Consolidated Statements of Comprehensive Income for the
            Years ended December 31, 2003, 2002 and 2001 .............    36*
         Consolidated Statements of Stockholders' Equity for the
            Years ended December 31, 2003, 2002 and 2001 .............    37*
         Consolidated Statements of Cash Flows for the years ended
            December 31, 2003, 2002 and 2001 .........................    38*
         Notes to Consolidated Financial Statements ..................  40-68*

         * Refers to the respective page of the financial information insert of EMC Insurance Group Inc.'s 2003 Annual Report to Stockholders. The Consolidated Financial Statements and Independent Auditor's Report, which are included as Exhibit 13(c), are incorporated by reference. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and Items 5, 6, 7, 7A and 8, such Annual Report shall not be deemed filed as part of this Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

     2.  Schedules                                                   Form 10-K
                                                                        Page
                                                                        ----
         Report of Ernst & Young LLP, Independent Auditors,
           On Schedules ..............................................   31
         Schedule I   - Summary of Investments - Other Than
                        Investments in Related Parties ...............   32
         Schedule II  - Condensed Financial Information of Registrant    33
         Schedule III - Supplementary Insurance Information ..........   36
         Schedule IV  - Reinsurance ..................................   37
         Schedule VI  - Supplemental Information Concerning
                          Property-Casualty Insurance Operations .....   38

         All other schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in the notes to the consolidated financial statements or are not significant in amount.

     3.  Management contracts and compensatory plan arrangements

         Exhibit 10(b).  2003 Senior Executive Compensation Bonus Program.
         Exhibit 10(d).  Deferred Bonus Compensation Plans.
         Exhibit 10(e).  2003 Executive Contingent Salary Plan -
                           EMC Reinsurance Company.
         Exhibit 10(g).  Employers Mutual Casualty Company Excess Retirement
                           Benefit Agreement.
         Exhibit 10(h).  Employers Mutual Casualty Company 1993 Employee
                           Stock Purchase Plan.
         Exhibit 10(i).  1993 Employers Mutual Casualty Company Incentive
                           Stock Option Plan, as amended.
         Exhibit 10(j).  2003 Employers Mutual Casualty Company Non-Employee
                           Director Stock Option Plan.
         Exhibit 10(k).  Employers Mutual Casualty Company Supplemental
                           Executive Retirement Plan.
         Exhibit 10(l).  EMCC Option It! Deferred Bonus Compensation Plan.

         Exhibit 10(m).  EMCC Board of Directors Option It! Deferred
                           Compensation Plan.
         Exhibit 10(n).  Employers Mutual Casualty Company Executive Non-
                          Qualified Excess Plan.
         Exhibit 10(o).  2003 Employers Mutual Casualty Company Incentive
                           Stock Option Plan.

(b)  Reports on Form 8-K.

     An 8-K was filed on November 4, 2003 announcing the Company's financial results for the third quarter of 2003.

(c)  Exhibits.

     3.  Articles of incorporation and by-laws:

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

         (b)  2003 Senior Executive Compensation Bonus Program.

         (c) EMC Insurance Companies reinsurance pooling agreements between Employers Mutual Casualty Company and certain of its affiliated companies, as amended.

         (d) Deferred Bonus Compensation Plans. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1998.)

         (e)  2003 Executive Contingent Salary Plan - EMC Reinsurance Company.

         (f) EMC Insurance Group Inc. Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan. (Incorporated by reference to Registration No. 33-34499.)

         (g) Employers Mutual Casualty Company Excess Retirement Benefit Agreement. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 1998.)

         (h) Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan. (Incorporated by reference to Registration No. 33-49335.)

         (i) 1993 Employers Mutual Casualty Company Incentive Stock Option Plan. (Incorporated by reference to Registration Nos. 33-49337 and 333-45279.)

         (j) 2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan. (Incorporated by reference to Registration No. 333-104469.)

         (k) Employers Mutual Casualty Company Supplemental Executive Retirement Plan. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 2000.)

         (l) EMCC Option It! Deferred Bonus Compensation Plan. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 2001.)

         (m) EMCC Board of Directors Option It! Deferred Compensation Plan. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 2001.)

         (n) Employers Mutual Casualty Company Executive Non-Qualified Excess Plan.

         (o) 2003 Employers Mutual Casualty Company Incentive Stock Option Plan. (Incorporated by reference to Registration No. 333-103722.)

    13.  Annual Report to Security Holders.

         (a) Selected Financial Data from the Company's 2003 Annual Report to Stockholders.

         (b) Management's Discussion and Analysis of Financial Condition and Results of Operations from the Company's 2003 Annual Report to Stockholders.

         (c) Consolidated Financial Statements from the Company's 2003 Annual Report to Stockholders.

         (d) Stockholder Information from the Company's 2003 Annual Report to Stockholders.

    14. Code of Ethics. (Incorporated by reference to the Investor Relations section of the Company's internet website found at www.emcinsurance.com.)

    21.  Subsidiaries of the Registrant.

    23. Consent of Ernst & Young LLP with respect to Forms S-8 (Registration Nos. 33-49335, 33-49337, 333-104469, 333-45279 and 333-103722) and
         Form S-3 (Registration no. 33-34499).

    24.  Power of Attorney.

    31.1 Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

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

     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29,2004.


                        EMC INSURANCE GROUP INC.

                        /s/ Bruce G. Kelley
                        -----------------------
                        Bruce G. Kelley
                        President and
                        Chief Executive Officer


                        /s/ Mark E. Reese
                        -----------------------
                        Mark E. Reese
                        Vice President - Chief Financial Officer
                        (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29,2004.


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

                        /s/ Mark E. Reese
                        ------------------------
                        Raymond A. Michel*
                        Director

                        /s/ Mark E. Reese
                        ------------------------
                        Fredrick A. Schiek*
                        Director


* by power of attorney

        REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS, ON SCHEDULES


     We have audited the consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 27, 2004 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in Item 15(a)2 of this Annual Report on Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                       /s/ Ernst & Young LLP
                                       February 27, 2004
                                       Des Moines, Iowa

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                     Schedule I - Summary of Investments -
                   Other Than Investments in Related Parties

                              December 31, 2003

                                                                   Amount at
                                                                  which shown
                                                      Fair          in the
       Type of investment                Cost         value      balance sheet
       ------------------            ------------  ------------  -------------
Securities held-to-maturity:
  Fixed maturities:
    United States Government
      and government agencies
      and authorities .............. $ 47,547,267  $ 51,327,598   $ 47,547,267
    Mortgage-backed securities .....    2,298,081     2,526,826      2,298,081
                                     ------------  ------------   ------------
          Total fixed maturity
            securities .............   49,845,348    53,854,424     49,845,348
                                     ------------  ------------   ------------
Securities available-for-sale:
  Fixed maturities:
    United States Government
      and government agencies
      and authorities ..............  170,445,955   171,149,194    171,149,194
    States, municipalities and
      political subdivisions .......  140,694,351   146,775,232    146,775,232
    Mortgage-backed securities .....   19,311,455    21,278,600     21,278,600
    Public utilities ...............   20,171,434    21,799,337     21,799,337
    Corporate securities ...........  148,887,343   162,783,395    162,783,395
                                     ------------  ------------   ------------
          Total fixed maturity
            securities .............  499,510,538   523,785,758    523,785,758
                                     ------------  ------------   ------------
  Equity securities:
    Common stocks
      Banks, trusts and insurance
        companies ..................    6,528,117     9,624,863      9,624,863
      Industrial, miscellaneous and
        all other ..................   31,969,958    38,855,135     38,855,135
      Non-redeemable preferred
        stocks .....................      500,000       528,500        528,500
                                     ------------  ------------   ------------
Total equity securities ............   38,998,075    49,008,498     49,008,498
                                     ------------  ------------   ------------
Other long-term investments ........    4,758,019     4,758,019      4,758,019

Short-term investments .............   63,568,064    63,568,064     63,568,064
                                     ------------  ------------   ------------
            Total investments ...... $656,680,044  $694,974,763   $690,965,687
                                     ============  ============   ============


                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

         Schedule II - Condensed Financial Information of Registrant

                           Condensed Balance Sheets


                                                         December 31,
                                                  --------------------------
                                                      2003          2002
                                                  ------------  ------------
ASSETS
Investment in common stock of
  subsidiaries (equity method) .................. $176,087,397  $154,552,425
Fixed maturity investments:
  Securities available-for-sale, at fair value ..      516,775     1,676,455
Short-term investments ..........................    3,768,427     1,455,824
Cash ............................................      168,072        58,676
Accrued investment income .......................        4,545        42,088
Income taxes recoverable ........................      211,760       212,502
Deferred income taxes ...........................      204,310        12,764
                                                  ------------  ------------
     Total assets ............................... $180,961,286  $158,010,734
                                                  ============  ============

LIABILITIES
Accounts payable ................................ $    199,015  $    227,207
Indebtedness to related party ...................       11,720        15,163
                                                  ------------  ------------
     Total liabilities ..........................      210,735       242,370
                                                  ------------  ------------

STOCKHOLDERS' EQUITY
Common stock, $1 par value,
  authorized 20,000,000 shares;
  issued and outstanding, 11,501,065 shares
  in 2003 and 11,399,050 shares in 2002 .........   11,501,065    11,399,050
Additional paid-in capital ......................   69,113,228    67,270,591
Accumulated other comprehensive income ..........   22,285,668    14,218,330
Retained earnings ...............................   77,850,590    64,880,393
                                                  ------------  ------------
     Total stockholders' equity .................  180,750,551   157,768,364
                                                  ------------  ------------
     Total liabilities and stockholders' equity   $180,961,286  $158,010,734
                                                  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         Condensed Statements of Income

                                               Years ended December 31,
                                        -------------------------------------
                                            2003         2002         2001
                                        -----------  -----------  -----------
REVENUES
Dividends received from subsidiaries .. $ 7,255,228  $ 6,250,016  $ 5,525,096
Investment income .....................      30,368      113,843      194,326
Realized investment gains .............           -        5,313            -
                                        -----------  -----------  -----------
                                          7,285,596    6,369,172    5,719,422
Operating expenses ....................     609,563      436,688      438,687
                                        -----------  -----------  -----------
  Income before income tax benefit
    and equity in undistributed net
    income (loss) of subsidiaries .....   6,676,033    5,932,484    5,280,735

Income tax benefit ....................    (195,932)    (101,747)    (110,263)
                                        -----------  -----------  -----------
  Income before equity in undistributed
    net income (loss) of subsidiaries     6,871,965    6,034,231    5,390,998

Equity in undistributed net income
  (loss) of subsidiaries ..............  13,477,158   10,067,507   (7,497,130)
                                        -----------  -----------  -----------
              Net income (loss) ....... $20,349,123  $16,101,738  $(2,106,132)
                                        ===========  ===========  ===========


                 Condensed Statements of Comprehensive Income

                                              Years ended December 31,
                                     ----------------------------------------
                                         2003          2002          2001
                                     ------------  ------------  ------------
Net income (loss) .................. $ 20,349,123  $ 16,101,738  $ (2,106,132)
                                     ------------  ------------  ------------
Other Comprehensive Income:
  Unrealized holding gains arising
    during the period, net of
    deferred income tax expense ....    8,638,869     4,845,443       962,453

  Reclassification adjustment for
    (gains) losses included in net
    income (loss), net of income tax
    expense (benefit) ..............     (759,797)    2,053,481      (506,701)

  Adjustment for minimum pension
    liability associated with
    Employers Mutual's pension plan,
    net of deferred income tax
    expense (benefit) ..............      188,266      (188,266)            -
                                     ------------  ------------  ------------
  Other comprehensive income .......    8,067,338     6,710,658       455,752
                                     ------------  ------------  ------------
      Total comprehensive income
        (loss) ..................... $ 28,416,461  $ 22,812,396  $ (1,650,380)
                                     ============  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      Condensed Statements of Cash Flows


                                               Years ended December 31,
                                        -------------------------------------
                                            2003         2002         2001
                                        -----------  -----------  -----------
Net cash provided by
  operating activities ................ $ 6,691,273  $ 5,988,850  $ 5,316,361
                                        -----------  -----------  -----------
Cash flows from investing activities
  Maturities of fixed maturity
    securities available-for-sale .....   1,665,000    1,505,313            -
  Purchases of fixed maturity
    securities available-for-sale .....    (500,000)  (1,694,104)           -
  Net (purchases) sales of short-term
     investments ......................  (2,312,603)    (467,269)   1,169,110
                                        -----------  -----------  -----------
      Net cash (used) provided by
       investing activities ...........  (1,147,603)    (656,060)   1,169,110
                                        -----------  -----------  -----------
Cash flows from financing activities
  Balances resulting from related
    party transactions with Employers
    Mutual:
      Issuance of common stock ........   1,944,652    1,326,451      502,007
      Dividends paid to Employers
        Mutual ........................  (5,522,994)  (5,423,042)  (5,275,938)
      Dividends to Employers Mutual
        (reimbursement for non-GAAP
        expense) ......................    (505,196)           -            -

  Dividends paid to stockholders ......  (1,350,736)  (1,405,064)  (1,511,382)
                                        -----------  -----------  -----------
      Net cash used in financing
       activities .....................  (5,434,274)  (5,501,655)  (6,285,313)
                                        -----------  -----------  -----------
Net increase (decrease) in cash .......     109,396     (168,865)     200,158

Cash at beginning of year .............      58,676      227,541       27,383
                                        -----------  -----------  -----------
Cash at end of year ................... $   168,072  $    58,676  $   227,541
                                        ===========  ===========  ===========


Income taxes received ................. $         -  $     2,253  $     6,588
Interest received  .................... $         -  $         -  $       123

                EMC INSURANCE GROUP INC. AND SUBSIDIARIES
           Schedule III - Supplementary Insurance Information
            For Years Ended December 31, 2003, 2002 and 2001


                                    Deferred     Loss and
                                     policy     settlement                                    Net
                                  acquisition    expense       Unearned       Premium     investment
            Segment                  costs       reserves      premiums       revenue       income
            -------               -----------  ------------  ------------  ------------  -----------
Year ended  December 31, 2003:
  Property and casualty insurance $22,844,736  $251,260,260  $107,136,936  $241,237,313  $20,724,017
  Reinsurance ...................   3,893,048   116,663,621    17,695,671    89,385,497    8,948,076
  Parent company ................           -             -             -             -       30,368
                                  -----------  ------------  ------------  ------------  -----------
       Consolidated ............. $26,737,784  $367,923,881  $124,832,607  $330,622,810  $29,702,461
                                  ===========  ============  ============  ============  ===========

Year ended December 31, 2002:
  Property and casualty insurance $21,181,714  $229,876,996  $ 98,723,419  $225,013,076  $23,517,163
  Reinsurance ...................   3,745,147   101,349,757    17,023,395    72,029,957    9,147,127
  Parent company ................           -             -             -             -      113,843
                                  -----------  ------------  ------------  ------------  -----------
       Consolidated ............. $24,926,861  $331,226,753  $115,746,814  $297,043,033  $32,778,133

Year ended December 31, 2001:
  Property and casualty insurance $18,536,512  $221,986,108  $ 86,532,102  $203,392,845  $22,457,799
  Reinsurance ...................   2,827,016    92,532,480    12,850,074    61,887,013    8,317,505
  Parent company ................           -             -             -             -      194,326
                                  -----------  ------------  ------------  ------------  -----------
       Consolidated ............. $21,363,528  $314,518,588  $ 99,382,176  $265,279,858  $30,969,630
                                  ===========  ============  ============  ============  ===========

                                                Amortization
                                   Losses and   of deferred
                                    settlement     policy         Other
                                    expenses    acquisition   underwriting    Premiums
            Segment                 incurred       costs        expenses     written (1)
            -------               ------------  ------------  ------------  ------------
Year ended  December 31, 2003:
  Property and casualty insurance $168,238,623  $ 52,932,215  $ 24,548,745  $249,591,675
  Reinsurance ...................   58,265,927    19,027,017     5,376,197    90,057,773
  Parent company ................            -             -             -             -
                                  ------------  ------------  ------------  ------------
       Consolidated ............. $226,504,550  $ 71,959,232  $ 29,924,942  $339,649,448


Year ended December 31, 2002:
  Property and casualty insurance $156,152,022  $ 49,057,682  $ 20,447,874  $237,633,602
  Reinsurance ...................   50,905,834    16,669,334     6,481,098    76,203,278
  Parent company ................            -             -             -             -
                                  ------------  ------------  ------------  ------------
       Consolidated ............. $207,057,856  $ 65,727,016  $ 26,928,972  $313,836,880
                                  ============  ============  ============  ============

Year ended December 31, 2001:
  Property and casualty insurance $168,344,370  $ 42,062,510  $ 17,990,128  $224,412,085
  Reinsurance ...................   53,574,380    13,624,505     4,749,785    66,287,442
  Parent company ................            -             -             -             -
                                  ------------  ------------  ------------  ------------
       Consolidated ............. $221,918,750  $ 55,687,015  $ 22,739,913  $290,699,527
                                  ============  ============  ============  ============


(1) Written premiums for 2001 include $13,884,423 of additional premiums from a change in the recording of installment-based policies.
     See note 11 of Notes to Consolidated Financial Statements which is included as Exhibit 13(c) of this Form 10-K.




                                         EMC INSURANCE GROUP INC. AND SUBSIDIARIES
                                                 Schedule IV - Reinsurance
                                     For years ended December 31, 2003, 2002 and 2001

                                                                                                    Percentage
                                                           Ceded to       Assumed                   of amount
                                               Gross         other       from other        Net       assumed
                                               amount      companies     companies       amount       to net
                                            ------------  ------------  ------------  ------------  -----------
Year ended December 31, 2003:
   Consolidated earned premiums ........... $221,662,098  $236,616,480  $345,577,192  $330,622,810       104.5%
                                            ============  ============  ============  ============  ==========

Year ended December 31, 2002:
   Consolidated earned premiums ........... $241,939,466  $252,860,839  $307,964,406  $297,043,033       103.7%
                                            ============  ============  ============  ============  ==========

Year ended December 31, 2001:
   Consolidated earned premiums ........... $255,764,274  $266,623,369  $276,138,953  $265,279,858       104.1%
                                            ============  ============  ============  ============  ==========

                                          EMC INSURANCE GROUP INC. AND SUBSIDIARIES
                                 Schedule VI - Supplemental Insurance Information Concerning
                                           Property-Casualty Insurance Operations
                                      For Years Ended December 31, 2003, 2002 and 2001

                                                            Discount,
                                 Deferred    Reserves for   if any,
                                  policy      losses and    deducted                                    Net
Consolidated property-         acquisition    settlement      from      Unearned        Earned       investment
casualty entities                  costs       expenses     reserves    premiums       premiums        income
----------------------         -----------   ------------   --------  ------------   ------------   -----------
Year ended December 31, 2003:  $26,737,784   $367,923,881   $  -0-    $124,832,607   $330,622,810   $29,672,093
                               ===========   ============   ========  ============   ============   ===========

Year ended December 31, 2002:  $24,926,861   $331,226,753   $  -0-    $115,746,814   $297,043,033   $32,664,290
                               ===========   ============   ========  ============   ============   ===========

Year ended December 31, 2001:  $21,363,528   $314,518,588   $  -0-    $ 99,382,176   $265,279,858   $30,775,304
                               ===========   ============   ========  ============   ============   ===========

                                       Losses and            Amortization
                                   settlement expenses       of deferred       Paid
                                   incurred related to          policy      losses and
Consolidated property-           Current         Prior       acquisition    settlement      Premiums
casualty entities                  Year          Years          costs        expenses      Written (1)
----------------------         ------------   -----------   ------------   ------------   ------------
Year ended December 31, 2003:  $219,028,236   $ 7,476,314   $ 71,959,232   $194,247,192   $339,649,448
                               ============   ===========   ============   ============   ============

Year ended December 31, 2002:  $200,059,798   $ 6,998,058   $ 65,727,016   $188,868,718   $313,836,880
                               ============   ===========   ============   ============   ============

Year ended December 31, 2001:  $216,752,003   $ 5,166,747   $ 55,687,015   $194,512,990   $290,699,527
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

                     EMC Insurance Group Inc. and Subsidiaries

                              Index to Exhibits


  Exhibit
  number                       Item                              Page number
 --------                      ----                              -----------
  10(b)     2003 Senior Executive Compensation Bonus Program.       40-44

  10(c)     EMC Insurance Companies reinsurance
            pooling agreement between Employers
            Mutual Casualty Company and certain of
            its affiliated companies, as amended.                   45-72

  10(e)     2003 Executive Contingent Salary Plan - EMC
            Reinsurance Company.                                    73-74

  10(n)     Employers Mutual Casualty Company Executive
            Non-Qualified Excess Plan.                              75-104

  13(a)     Selected Financial Data.                                 105

  13(b)     Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations.                                         106-134

  13(c)     Consolidated Financial Statements and
            Supplementary Data.                                    135-172

  13(d)     Stockholder Information.                                 173

  21        Subsidiaries of the Registrant.                          174

  23        Consent of Ernst & Young LLP, Independent
            Auditors.                                                175

  24        Power of Attorney.                                       176

  31.1      Certification of President and Chief Executive
            Officer as required by Section 302 of the Sarbanes-
            Oxley Act of 2002.                                     177-178

  31.2      Certification of Vice President and Chief Financial
            Officer as required by Section 302 of the Sarbanes-
            Oxley Act of 2002.                                     179-180

  32.1      Certification of the President and Chief Executive
            Officer pursuant to 18 U.S.C. Section 1350, as
            Adopted pursuant to Section 906 of the Sarbanes-
            Oxley Act of 2002.                                        181

  32.2 Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as
            Adopted pursuant to Section 906 of the Sarbanes-
            Oxley Act of 2002.                                        182