Form 10-Q
period 2004-03-31
EMC INSURANCE GROUP INC
filed 2004-05-14
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended MARCH 31, 2004
                                   -------------------------------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at May 1, 2004
                  -----                          --------------------------
     Common stock, $1.00 par value                       11,558,805


Total pages 34
            --

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                     March 31,   December 31,
                                                       2004          2003
                                                   ------------  ------------
                                                    (Unaudited)
ASSETS
Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (fair value $18,573,752 and $21,167,655) ... $ 16,905,734  $ 19,423,013
    Securities available-for-sale, at fair value
      (amortized cost $383,706,346 and
      $382,326,388) ..............................  411,247,825   405,758,798
  Fixed maturity securities on loan:
    Securities held-to-maturity, at amortized cost
      (fair value $33,458,969 and $32,686,769) ...   31,550,410    30,422,335
    Securities available-for-sale, at fair value
      (amortized cost $121,903,692 and
      $117,184,150) ..............................  122,405,385   118,026,960
  Equity securities available-for-sale, at fair
    value (cost $40,764,861 and $38,998,075) .....   51,937,803    49,008,498
  Other long-term investments, at cost ...........    5,055,044     4,758,019
  Short-term investments, at cost ................   57,484,923    63,568,064
                                                   ------------  ------------
           Total investments .....................  696,587,124   690,965,687

Balances resulting from related party transactions
  with Employers Mutual:
    Reinsurance receivables ......................   15,868,253    15,861,754
    Prepaid reinsurance premiums .................    3,564,725     3,297,228
    Intangible asset, defined benefit
      retirement plan ............................    1,016,492     1,016,492
    Other assets .................................    3,518,058     1,857,284
    Indebtedness of related party ................    1,833,422             -

Cash .............................................      141,454   (14,069,102)
Accrued investment income ........................    6,919,410     7,821,652
Accounts receivable (net of allowance for
  uncollectible accounts of $0 and $0) ...........      197,473       379,423
Deferred policy acquisition costs ................   26,963,725    26,737,784
Deferred income taxes ............................    8,415,983    10,345,429
Goodwill, at cost less accumulated amortization
  of $2,616,234 and $2,616,234 ...................      941,586       941,586
Securities lending collateral ....................  159,765,318   154,556,758
                                                   ------------  ------------
           Total assets .......................... $925,733,023  $899,711,975
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                     March 31,   December 31,
                                                       2004        2003
                                                   ------------  ------------
                                                    (Unaudited)
LIABILITIES
Balances resulting from related party transactions
  with Employers Mutual:
    Losses and settlement expenses ............... $371,466,276  $367,923,881
    Unearned premiums ............................  126,075,373   124,832,607
    Other policyholders' funds ...................    1,359,249     1,390,594
    Surplus notes payable ........................   36,000,000    36,000,000
    Indebtedness to related party ................            -     2,175,118
    Employee retirement plans ....................   11,077,269     9,965,600
    Other liabilities ............................   24,516,175    19,336,366



Income taxes payable .............................    4,036,355     2,780,500
Securities lending obligation ....................  159,765,318   154,556,758
                                                   ------------  ------------
       Total liabilities .........................  734,296,015   718,961,424
                                                   ------------  ------------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,548,083
  shares in 2004 and 11,501,065 shares in 2003 ...   11,548,083    11,501,065
Additional paid-in capital .......................   70,130,164    69,113,228
Accumulated other comprehensive income ...........   25,490,475    22,285,668
Retained earnings ................................   84,268,286    77,850,590
                                                   ------------  ------------
       Total stockholders' equity ................  191,437,008   180,750,551
                                                   ------------  ------------
       Total liabilities and stockholders' equity  $925,733,023  $899,711,975
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)

All balances presented below, with the exception of investment income, realized investment gains (losses) and income tax expense, are the result of related party transactions with Employers Mutual.

                                                        Three months ended
                                                             March 31,
                                                     ------------------------
                                                         2004         2003
                                                     -----------  -----------
REVENUES
  Premiums earned .................................. $83,458,282  $80,381,898
  Investment income, net ...........................   7,273,977    7,846,924
  Realized investment gains (losses) ...............     400,527   (1,749,785)
  Other income .....................................      76,479      167,830
                                                     -----------  -----------
                                                      91,209,265   86,646,867
                                                     -----------  -----------
LOSSES AND EXPENSES
  Losses and settlement expenses ...................  50,961,177   50,227,072
  Dividends to policyholders .......................     768,042      390,234
  Amortization of deferred policy acquisition costs   18,419,527   17,556,374
  Other underwriting expenses ......................   8,095,321    8,035,197
  Interest expense .................................     278,100      485,966
  Other expenses ...................................     323,738      408,548
                                                     -----------  -----------
                                                      78,845,905   77,103,391
                                                     -----------  -----------
        Income before income tax expense ...........  12,363,360    9,543,476
                                                     -----------  -----------
INCOME TAX EXPENSE
  Current ..........................................   3,810,484    1,987,181
  Deferred .........................................     203,781    1,110,617
                                                     -----------  -----------
                                                       4,014,265    3,097,798
                                                     -----------  -----------
        Net income ................................. $ 8,349,095  $ 6,445,678
                                                     ===========  ===========
Net income per common share - basic and diluted .... $       .72  $       .57
                                                     ===========  ===========
Dividends per common share ......................... $       .15  $       .15
                                                     ===========  ===========
Average number of shares outstanding - basic and
  diluted ..........................................  11,522,643   11,403,353
                                                     ===========  ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (Unaudited)
                                                        Three months ended
                                                            March 31,
                                                     ------------------------
                                                         2004        2003
                                                     -----------  -----------
Net income ......................................... $ 8,349,095  $ 6,445,678
                                                     -----------  -----------
OTHER COMPREHENSIVE INCOME
  Unrealized holding gains (losses) arising during
    the period, before deferred income tax benefit..   5,328,692     (439,688)
  Deferred income tax expense (benefit) ............   1,865,041     (153,890)
                                                     -----------  -----------
                                                       3,463,651     (285,798)
                                                     -----------  -----------
  Reclassification adjustment for (gains) losses
    included in net income, before income tax
    expense (benefit) ..............................    (398,221)   1,749,074
  Income tax expense (benefit)......................     139,377     (612,176)
                                                     -----------  -----------
                                                        (258,844)   1,136,898
                                                     -----------  -----------
        Other comprehensive income .................   3,204,807      851,100
                                                     -----------  -----------
        Total comprehensive income ................. $11,553,902  $ 7,296,778
                                                     ===========  ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)
                                                      Three months ended
                                                          March 31,
                                                  --------------------------
                                                      2004          2003
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .................................... $  8,349,095  $  6,445,678
                                                  ------------  ------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Balances resulting from related party
        transactions with Employers Mutual:
          Losses and settlement expenses ........    3,542,395      (567,214)
          Unearned premiums .....................    1,242,766     3,896,569
          Other policyholders' funds ............      (31,345)     (162,045)
          Indebtedness to related party .........   (4,008,540)   (4,542,228)
          Employee retirement plans .............    1,111,669       477,942
          Reinsurance receivables ...............       (6,499)      307,735
          Prepaid reinsurance premiums ..........     (267,497)   (1,198,669)
          Commissions payable ...................   (4,466,442)   (2,316,471)
          Interest payable ......................     (556,200)   (1,649,771)
          Prepaid assets ........................   (1,692,066)   (2,801,351)

      Deferred policy acquisition costs .........     (225,941)     (593,539)
      Accrued investment income .................      902,242     1,829,346
      Accrued income taxes:
        Current .................................    1,255,855     1,487,170
        Deferred ................................      203,781     1,110,617
      Realized investment (gains) losses ........     (400,527)    1,749,785
      Other, net ................................     (621,017)     (586,885)
                                                  ------------  ------------
                                                    (4,017,366)   (3,559,009)
                                                  ------------  ------------
         Net cash provided by
              operating activities .............. $  4,331,729  $  2,886,669
                                                  ------------  ------------

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)
                                                      Three months ended
                                                          March 31,
                                                  --------------------------
                                                      2004          2003
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities of fixed maturity securities
    held-to-maturity ............................ $  1,391,172  $  3,069,823
  Purchases of fixed maturity securities
    available-for-sale .......................... (220,499,040) (130,352,209)
  Disposals of fixed maturity securities
    available-for-sale ..........................  225,667,494   143,054,965
  Purchases of equity securities
    available-for-sale ..........................   (6,293,619)   (7,507,562)
  Disposals of equity securities
    available-for-sale ..........................    4,694,150     7,249,591
  Purchase of other long-term investments .......     (432,251)     (750,000)
  Disposal of other long-term investments .......      135,226       273,727
  Net sales (purchases) of short-term investments    6,083,140   (14,609,364)
                                                  ------------  ------------
      Net cash provided by investing activities     10,746,272       428,971
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Balances resulting from related party
    transactions with Employers Mutual:
      Issuance of common stock through Employers
        Mutual's stock option plans .............    1,063,954       211,360
      Dividends paid to Employers Mutual ........   (1,395,439)   (1,366,096)
      Dividends paid to Employers Mutual
        (reimbursement for non-GAAP expense) ....     (201,195)     (236,774)

  Dividends paid to stockholders ................     (334,765)     (344,613)
                                                  ------------  ------------
      Net cash used in financing activities .....     (867,445)   (1,736,123)
                                                  ------------  ------------
NET INCREASE IN CASH ............................   14,210,556     1,579,517
Cash at beginning of year .......................  (14,069,102)     (119,097)
                                                  ------------  ------------
Cash at end of quarter .......................... $    141,454  $  1,460,420
                                                  ============  ============


See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

                                March 31, 2004

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included. The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

     The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.

     Certain amounts previously reported in prior years' consolidated financial statements have been reclassified to conform to current year presentation.

     In reading these financial statements, reference should be made to the Company's 2003 Form 10-K or the 2003 Annual Report to Shareholders for more detailed footnote information.


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

                                                Three months ended
                                                     March 31,
                                             ------------------------
                                                2004          2003
                                             ----------    ----------
Net income, as reported ..................   $8,349,095    $6,445,678
Deduct:  Total stock-based employee
      compensation expense determined
      under the fair value method for all
      awards, net of related tax effects          8,017         6,346
                                             ----------    ----------
Pro forma net income .....................   $8,341,078    $6,439,332
                                             ==========    ==========
Net income per share:
  Basic and diluted - As reported ........        $0.72         $0.57
  Basic and diluted - Pro forma ..........        $0.72         $0.56

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                                March 31, 2004

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

                         Property
Three months ended     and casualty                    Parent
  March 31, 2004        insurance     Reinsurance     company    Consolidated
------------------     ------------  ------------  ------------  ------------
Premiums earned ...... $ 61,360,228  $ 22,098,054                $ 83,458,282

Underwriting gain ....    4,040,349     1,173,866                   5,214,215
Net investment income     4,966,371     2,295,483  $     12,123     7,273,977
Realized gains .......      289,967       110,560             -       400,527
Other income .........       76,479             -             -        76,479
Interest expense .....     (193,125)      (84,975)            -      (278,100)
Other expense ........     (180,397)            -      (143,341)     (323,738)
                       ------------  ------------  ------------  ------------
Income (loss) before
  income tax expense
  (benefit) .......... $  8,999,644  $  3,494,934  $   (131,218) $ 12,363,360
                       ============  ============  ============  ============

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
                       ============  ============  ============  ============

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                                March 31, 2004

4.  INCOME TAXES

     The actual income tax expense for the three months ended March 31, 2004 and 2003 differed from the "expected" tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

                                                        Three months ended
                                                             March 31,
                                                     ------------------------
                                                         2004         2003
                                                     -----------  -----------
Computed "expected" tax expense ...................  $ 4,327 176  $ 3,340,217

Increases (decreases) in tax resulting from:
    Tax-exempt interest income ....................     (611,073)    (405,276)
    Proration of tax-exempt interest and dividends
      received deduction ..........................       98,022       40,274
    Other, net ....................................      200,140      122,583
                                                     -----------  -----------
        Income tax expense ........................  $ 4,014,265  $ 3,097,798
                                                     ===========  ===========

5.  EMPLOYEE RETIREMENT PLANS

     The components of net periodic benefit cost for the Employers Mutual pension plan and postretirement benefit plans are as follows:

                                              Three months ended
                                                   March 31,
                                           -------------------------
                                              2004           2003
                                           ----------     ----------
Pension Plan:
  Service cost ..........................  $1,704,630     $1,540,255
  Interest cost .........................   1,755,222      1,748,164
  Expected return on plan assets ........  (1,690,132)    (1,629,228)
  Recognized net actuarial loss .........     213,922        241,807
  Amortization of prior service costs ...     191,456        197,412
                                           ----------     ----------
    Net periodic pension benefit cost ...  $2,175,098     $2,098,410

                                           ==========     ==========
Postretirement benefit plans:
  Service cost ..........................  $1,144,127     $1,100,250
  Interest cost .........................   1,078,509      1,065,750
  Expected return on plan assets ........    (225,221)      (184,250)
  Amortization of net loss ..............     147,830        252,750
                                           ----------     ----------
    Net periodic postretirement
      benefit cost ......................  $2,145,245     $2,234,500
                                           ==========     ==========

     Pension expense allocated to the Company amounted to $528,723 and $505,825 for the three months ended March 31, 2004 and 2003, respectively.

     Postretirement benefit expense allocated to the Company amounted to $481,853 and $526,503 for the three months ended March 31, 2004 and 2003, respectively.

     Employers Mutual plans to contribute approximately $10,000,000 to the pension plan and $3,300,000 to the postretirement benefit plans in 2004. As of March 31, 2004 Employers Mutual has not made a contribution to the pension plan and has contributed $3,335,000 to the postretirement benefit plans.

                 EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                                March 31, 2004

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs.
This legislation is expected to eventually reduce the cost of Employers Mutual's health care postretirement benefit plan. Because of various uncertainties, including Employers Mutual's response to this legislation and the appropriate accounting methodology for this event, the Company has elected to defer financial recognition of this legislation until the Financial Accounting Standards Board issues final accounting guidance. When issued, that final guidance could require the Company to change previously reported information. This deferral election is permitted under Financial Accounting Standards Board Staff Position No. FAS 106-1 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."


6.  CONTINGENT LIABILITIES

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

                                 (Unaudited)

OVERVIEW

     EMC Insurance Group Inc., an 80.8 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing 73.5 percent of consolidated premiums earned. For purposes of this discussion, the term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the "EMC Insurance Companies."

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included. The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.


INDUSTRY OVERVIEW

     An insurance company's underwriting results reflect the profitability of its insurance operations, excluding investment income. Underwriting results are calculated by subtracting losses and expenses incurred from premiums earned. An underwriting profit indicates that a sufficient amount of premium income was received to cover the risks insured. An underwriting loss indicates that premium income was not adequate. The combined ratio is another measure utilized by insurance companies to gauge underwriting profitability and is calculated by dividing losses and expenses incurred by premiums earned. A number less than 100 generally indicates an underwriting gain; a number greater than 100 generally indicates an underwriting loss.

     Insurance companies collect cash in the form of insurance premiums and pay out cash in the form of loss and settlement expense payments. Additional cash outflows occur through the payment of acquisition and underwriting costs such as commissions, premium taxes, salaries and general overhead. During the loss settlement period, which varies by line of business and by the circumstances surrounding each claim and may cover several years, insurance companies invest the cash premiums and earn interest and dividend income.
This investment income supplements underwriting results and contributes to net earnings.

     Additional information regarding issues affecting the insurance industry is presented in the Company's 2003 Form 10-K.


MANAGEMENT ISSUES AND PERSPECTIVES

     The insurance industry is highly regulated and very competitive, and its operations are impacted by many economic and social factors. In order to be a viable source of insurance protection in today's marketplace, an insurance company must be strongly capitalized, carry a secure rating from A.M. Best Company and offer competitive products and excellent service. Management recognizes that insurance agents and their customers have many options to choose from when selecting an insurance carrier and continually emphasizes the need to meet and exceed customers' expectations in these areas.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

                                 (Unaudited)

     Management has long recognized the importance of an insurance company's capitalization and has always strived to maintain a strong capital position by investing its assets conservatively and, more importantly, maintaining a consistent level of reserve adequacy. Carried reserves are analyzed on a regular basis and adjustments, if necessary, are implemented on a timely basis. This procedure not only assures a consistent level of reserve adequacy, it also minimizes the impact that any required adjustment will have on current operations. This dedication to reserve adequacy was again demonstrated during 2003 as the Company strengthened loss and settlement reserves in the property and casualty insurance segment in response to the findings of regularly-scheduled actuarial evaluations.

     The participants in the EMC Insurance Companies pooling agreement currently carry an "A-" (Excellent) rating from A.M. Best Company, which is considered to be the leading insurance rating agency. Management has worked diligently over the last several years to improve profitability through a combination of adequate pricing and focused underwriting practices. These efforts have been successful to date and management has taken the necessary steps to prepare for market changes that will inevitably occur. Maintaining a consistent level of profitability is a primary goal of management that will assist the Company in its quest to achieve an even higher rating from A.M. Best Company.

     The products offered by an insurance company must be priced so that they are competitive in the marketplace, yet offer the prospect of producing an underwriting profit. This fact has become increasingly important during the last several years as investment income, which is used to supplement underwriting results and contribute to net earnings, has been negatively impacted by the lingering low interest rate environment. Management is keenly aware of the need to achieve an underwriting profit in today's marketplace and has implemented focused underwriting initiatives that stress profitability over production.

     Workers' compensation is a significant line of business for the Company, representing 13.9 percent of the 2003 premiums earned. Underwriting results for the workers' compensation line of business are difficult to control because premium rates are highly regulated and are often subject to political pressures. In addition, reserves established for workers' compensation claims often reflect long-term or life-time medical care that may increase significantly in cost due to inflationary pressures, increases in utilization of medical procedures and advancements in technology. Management has many years of experience in the workers' compensation business and continuously monitors these issues. It is also important to recognize that workers' compensation coverage is generally not issued on a stand-alone basis, but is provided in combination with other coverages in commercial package policies that are priced on a total coverage basis.

     Catastrophe and storm losses are unpredictable and can vary significantly from year to year. Management uses modeling software to help identify and estimate its potential loss exposure to a variety of events, both natural and manmade. Natural events that are modeled include hurricanes, tornados and windstorms, and earthquakes. Modeling activities for manmade events are primarily directed toward identifying concentrations of risk, such as workers' compensation coverage for a business or property that is subject to a terrorist attack or other manmade event. Management purchases reinsurance protection to mitigate the Company's loss potential to these types of exposures.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

                                 (Unaudited)

     Losses from mold related claims continue to hamper the insurance industry as a whole, but are not considered to be significant exposures to the Company. The Company is using exclusionary endorsements and sub-limits to control mold losses. In addition, an improved understanding of these types of claims has resulted in prompt attention to water damage losses.


CRITICAL ACCOUNTING POLICIES

     The accounting policies considered by management to be critically important in the preparation and understanding of the Company's financial statements and related disclosures are presented in the Company's 2003 Form 10-K.


RESULTS OF OPERATIONS

     Segment information and consolidated net income for the three months ended March 31, 2004 and 2003 is as follows:
                                                        Three months ended
                                                            March 31,
                                                       --------------------
($ in thousands)                                         2004        2003
                                                       --------    --------
Property and Casualty Insurance
Premiums earned ...................................... $ 61,360    $ 59,206
Losses and settlement expenses .......................   36,395      35,289
Acquisition and other expenses .......................   20,925      19,447
                                                       --------    --------
Underwriting gain .................................... $  4,040    $  4,470
                                                       ========    ========
Loss and settlement expense ratio ....................     59.3%       59.6%
Acquisition expense ratio ............................     34.1        32.8
                                                       --------    --------
Combined ratio .......................................     93.4%       92.4%
                                                       ========    ========
Losses and settlement expenses:
    Insured events of current year ................... $ 39,820    $ 36,663
    Decrease in provision for insured
      events of prior years ..........................   (3,425)     (1,374)
                                                       --------    --------
        Total losses and settlement expenses ......... $ 36,395    $ 35,289
                                                       ========    ========
Catastrophe and storm losses ......................... $    870    $    913
                                                       ========    ========
Reinsurance
Premiums earned ...................................... $ 22,098    $ 21,176
Losses and settlement expenses .......................   14,566      14,938
Acquisition and other expenses .......................    6,358       6,535
                                                       --------    --------
Underwriting gain(loss) .............................. $  1,174    $   (297)
                                                       ========    ========
Loss and settlement expense ratio ....................     65.9%       70.5%
Acquisition expense ratio ............................     28.8        30.9
                                                       --------    --------
Combined ratio .......................................     94.7%      101.4%
                                                       ========    ========
Losses and settlement expenses:
    Insured events of current year ................... $ 14,931    $ 12,878
    (Decrease) increase in provision for
      insured events of prior years ..................     (365)      2,060
                                                       --------    --------
        Total losses and settlement expenses ......... $ 14,566    $ 14,938
                                                       ========    ========
Catastrophe and storm losses ......................... $    145    $    174
                                                       ========    ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

                                 (Unaudited)
                                                        Three months ended
                                                            March 31,
                                                       --------------------
($ in thousands)                                         2004        2003
                                                       --------    --------
Consolidated
REVENUES
Premiums earned ...................................... $ 83,458    $ 80,382
Net investment income ................................    7,274       7,847
Realized investment gains (losses) ...................      401      (1,750)
Other income .........................................       76         168
                                                       --------    --------
                                                         91,209      86,647
                                                       --------    --------
LOSSES AND EXPENSES
Losses and settlement expenses .......................   50,961      50,227
Acquisition and other expenses .......................   27,283      25,982
Interest expense .....................................      278         486
Other expense ........................................      324         408
                                                       --------    --------

                                                         78,846      77,103
                                                       --------    --------
Income before income tax expense .....................   12,363       9,544
Income tax expense ...................................    4,014       3,098
                                                       --------    --------
Net income ........................................... $  8,349    $  6,446
                                                       ========    ========
Loss and settlement expense ratio ....................     61.1%       62.5%
Acquisition expense ratio ............................     32.7        32.3
                                                       --------    --------
Combined ratio .......................................     93.8%       94.8%
                                                       ========    ========
Losses and settlement expenses:
    Insured events of current year ................... $ 54,751    $ 49,541
    (Decrease) increase in provision for insured
      events of prior years ..........................   (3,790)        686
                                                       --------    --------
        Total losses and settlement expenses ......... $ 50,961    $ 50,227
                                                       ========    ========
Catastrophe and storm losses ......................... $  1,015    $  1,087
                                                       ========    ========
     Net income increased 29.5 percent to a record $8,349,000 ($0.72 per share) in the first quarter of 2004 from $6,446,000 ($0.57 per share) in the first quarter of 2003. This increase is primarily attributed to a $2,151,000 change in realized investment gains that resulted from the recognition of $401,000 of net realized investment gains in the first quarter of 2004 compared to $1,750,000 of net realized investment losses recognized in the first quarter of 2003. Reflected in the first quarter results of 2004 and 2003 are underwriting profits of $5,214,000 and $4,173,000, respectively, that are the result of focused underwriting initiatives and some necessary rate increases that were implemented during the last several years. Achieving an underwriting profit is always stressed, but has become even more critical in this lingering low interest rate environment.

Premium income

     Premiums earned increased 3.8 percent to $83,458,000 in the first quarter of 2004 from $80,382,000 in the first quarter of 2003. This increase is primarily attributed to rate increases implemented during the last several years in the property and casualty insurance business as well as moderate growth and improved pricing in the assumed reinsurance business. The market for property and casualty insurance remained firm during the first quarter of 2004 and no significant changes are anticipated in the marketplace for the remainder of the year. The Company will continue to implement rate increases in those lines of business and/or territories where such action is warranted, but the overall level of these rate increases is expected to be smaller than those implemented during 2003.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

                                 (Unaudited)

     Premiums earned for the property and casualty insurance segment increased
3.6 percent to $61,360,000 in the first quarter of 2004 from $59,206,000 in the first quarter of 2003, primarily as a result of rate increases that were implemented during the last several years. After several years of broad-based rate increases, premium rate levels for most lines of business were considered to be at, or near, adequate levels at the end of 2002. Accordingly, moderate and more targeted rate increases were implemented during 2003 and into the first quarter of 2004. This fine tuning of the Company's rate structure has been directed toward specific accounts, territories and lines of business where additional rate increases were warranted. Due to the timing of policy renewals and the earning of premiums ratably over the terms of the underlying policies, a time delay exists for implemented rate increases to have a noticeable impact on premiums earned. Premiums earned for 2004 reflect this delay and continued to show growth as past rate increases became earned, even though production increased only 0.3 percent due to a decline in policy count and an increase in ceded premiums. The decline in policy count reflects several factors, including the non-renewal of existing business that was under-priced and/or under-performing, a reluctance to accept new risks in under-priced lines of business and a decrease in new business associated with a moderate increase in rate competition. The increase in ceded premiums primarily reflects an increase in the cost of the Company's reinsurance programs. Premium rate levels for most lines of business are not expected to change significantly during 2004, with the notable exception of the homeowners and workers' compensation lines of business where premium rates remain inadequate. In light of the improvements that have been achieved in both the pricing and the quality of the Company's book of business, management has become more receptive to opportunities to write new business, but continues to stress profitability over production.

     Premiums earned for the reinsurance segment increased 4.4 percent to $22,098,000 in the first quarter of 2004 from $21,176,000 in the first quarter of 2003, primarily as a result of increased participation in the MRB reinsurance pool. For 2004, Employers Mutual's participation in the MRB reinsurance pool (which is ceded to the reinsurance segment under the terms of the quota share agreement) increased to 33 percent from 25 percent in 2003, producing $2,369,000 of additional earned premiums. Following large across-the-board rate increases implemented in 2002, premium rate increases on excess-of-loss contracts moderated during 2003 and the first quarter of 2004 due to the influx of new capital into the reinsurance marketplace; however, contracts with poor loss experience continue to receive large rate increases. The rate increases implemented during the last several years have been realized in conjunction with moderate declines in the related exposure base due to increased retention levels and coverage exclusions for terrorist activities. In addition, both excess-of-loss and pro-rata contracts have benefited from improved industry-wide rate levels at the primary company level. The growth in earned premiums for the first quarter of 2004 reflects a decline in the estimate of earned but not reported premiums of $790,000 compared to an increase of $482,000 in the first quarter of 2003. Employers Mutual was unsuccessful in its attempt to renew several accounts during the January 1, 2004 renewal season due to it's current "A-" (Excellent) A.M. Best rating and is attempting to replace this business with new accounts and increased participation on existing accounts.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

                                 (Unaudited)

Losses and settlement expenses

     Losses and settlement expenses increased 1.5 percent to $50,961,000 in the first quarter of 2004 from $50,227,000 in the first quarter of 2003. The loss and settlement expense ratio (losses and settlement expenses expressed as a percentage of premiums earned) decreased to 61.1 percent in 2004 from 62.5 percent in 2003. This decline in the loss and settlement expense ratio is primarily attributed to favorable development on prior years' reserves, as well as continued improvements in both premium rate adequacy and the overall quality of the Company's book of business.

     The loss and settlement expense ratio for the property and casualty segment decreased slightly to 59.3 percent in the first quarter of 2004 from
59.6 percent in the first quarter of 2003. An increase in the amount of favorable development experienced on prior years' reserves more than offset an increase in current accident year losses. Overall loss frequency continued to trend downward in the first quarter of 2004, but there are some indications that loss frequency may be leveling out. Loss severity continued to trend upward during the first quarter of 2004 while catastrophe and storm losses remained fairly constant.

      The loss and settlement expense ratio for the reinsurance segment decreased to 65.9 percent in the first quarter of 2004 from 70.5 percent in the first quarter of 2003. This improvement is attributed to favorable development on prior years' reserves, continued improvement in overall premium rate adequacy and a decline in large excess-of-loss business losses. The favorable development reported for the first quarter of 2004 was produced by the MRB reinsurance pool. The majority of the adverse development reported in the first quarter of 2003 came from property pro rata and ocean marine business, in addition to approximately $330,000 from the MRB reinsurance pool and $326,000 of additional IBNR reserves established in response to the findings of an independent study conducted on the Company's asbestos exposures.

Acquisition and other expenses

     Acquisition and other expenses increased 5.0 percent to $27,283,000 in the first quarter of 2004 from $25,982,000 in the first quarter of 2003. The expense ratio (acquisition and other expenses expressed as a percentage of premiums earned) increased to 32.7 percent in 2004 from 32.3 percent in 2003, primarily due to an increase in policyholder dividends and a smaller increase in deferred policy acquisition costs.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

                                 (Unaudited)

     For the property and casualty insurance segment, the expense ratio increased to 34.1 percent in the first quarter of 2004 from 32.8 percent in the first quarter of 2003. This increase is primarily due to an increase in policyholder dividends and contingent commissions (both of which reflect the fundamental improvement in underwriting results), and a decline in the amount of acquisition costs that were deferred due to the relatively small increase in production.

     For the reinsurance segment, the expense ratio decreased to 28.8 percent in the first quarter of 2004 from 30.9 percent in the first quarter of 2003. This decrease is attributed to a decline in both commission and contingent commission expense. Commission expense for 2004 and 2003 includes $1,033,000 and $782,000, respectively, incurred in connection with the increased participation in the MRB reinsurance pool noted above.

Investment results

     Net investment income decreased 7.3 percent to $7,274,000 in the first quarter of 2004 from $7,847,000 in the first quarter of 2003, despite an increase in invested assets. This decrease is primarily attributed to the lingering low interest rate environment, which continues to negatively impact the rate of return earned on the Company's investments. During this prolonged period of low interest rates, many of the Company's higher yielding securities have been called. The proceeds from these called securities, and from maturing securities, have been reinvested at the current lower interest rates, resulting in less investment income. In addition, the Company has been reluctant to invest in long-term securities during this period of low interest rates and has therefore accumulated a significant amount of short-term and cash equivalent investments. Since these investments carry lower interest rates than long-term fixed maturity securities, the decline in the Company's rate of return has been magnified.

     Realized investment gains totaled $401,000 in the first quarter of 2004 compared to realized investment losses of $1,750,000 in the first quarter of 2003. The Company did not recognize any other-than-temporary impairment losses during the first quarter of 2004. Reflected in the realized investment losses for the first quarter of 2003 were $1,567,000 of other-than-temporary impairment losses recognized in the Company's equity portfolio, $2,689,000 of net losses recognized by the Company's equity managers as they rebalanced the Company's portfolios to enhance future returns, and $4,342,000 of losses recognized on the sale of American Airlines and United Airlines bonds. All the equity securities that were determined to be other-than-temporarily impaired in the first quarter of 2003 were sold before year-end.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

                                 (Unaudited)

Other information

     Income tax expense increased 29.6 percent to $4,014,000 in the first quarter of 2004 from $3,098,000 in the first quarter of 2003. The effective tax rate remained unchanged at 32.5 percent. Effective April 1, 2003, the Company was included in Employers Mutual's consolidated tax return due to the fact that Employers Mutual attained 80 percent ownership of the Company at the end of March. The Company filed a short-period tax return for the period January 1, 2003 through March 31, 2003.

     Pension liabilities reflected in the Company's financial statements totaled $1,982,000 (including $1,016,000 of additional minimum liability) at March 31, 2004 and $1,453,000 (including $1,016,000 of additional minimum liability) at December 31, 2003. The intangible asset reflected in the Company's financial statements totaled $1,016,000 at both March 31, 2004 and December 31, 2003. Postretirement benefit liabilities reflected in the Company's financial statements totaled $9,095,000 and $8,512,000 at March 31, 2004 and December 31, 2003, respectively.

     On November 26, 2002, President Bush signed into law the Terrorism Risk Insurance Act of 2002 ("TRIA"). TRIA provides a temporary Federal backstop on losses from certified terrorism events from foreign sources and is effective until December 31, 2005. Coverage includes most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures. Each insurer has a deductible amount, which is calculated as a percentage of the prior year's direct earned commercial lines premium and a ten percent retention above the deductible. The percentage used in the deductible calculation will increase from seven percent in 2003 to ten percent in 2004 and 15 percent in 2005. TRIA caps losses at $100 billion annually; no insurer that has met its deductible will be liable for payment of any portion above that amount. Congress is currently debating whether TRIA should be extended for one or possibly two years due to concerns that terrorism insurance may not be available in the private insurance market when TRIA expires.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

                                 (Unaudited)

LIQUIDITY AND INVESTMENTS

     The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio, excluding investments in equity securities, is invested in securities with maturities that approximate the anticipated liabilities of the insurance issued. At March 31, 2004, approximately 33 percent of the Company's fixed maturity securities were in U.S. government or U.S. government agency issued securities. A variety of maturities are maintained in the Company's portfolio to assure adequate liquidity. The maturity structure of the fixed maturity investments is also established by the relative attractiveness of yields on short, intermediate and long-term securities. The Company does not invest in any high-yield debt investments (commonly referred to as junk bonds.)

     The Company considers itself to be a long-term investor and generally purchases fixed maturity investments with the intent to hold them to maturity. Despite this intent, the Company has historically classified a portion of its fixed maturity investments as available-for-sale securities to provide flexibility in the management of the portfolio. Since the third quarter of 1999, all newly acquired fixed maturity investments have been classified as available-for-sale securities to provide increased management flexibility.
The Company had unrealized holding gains, net of deferred taxes, on fixed maturity securities available-for-sale totaling $18,228,000 at March 31, 2004 and $15,779,000 at December 31, 2003. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as changing conditions warrant.

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

     The Company holds $5,055,000 and $4,758,000 in minor ownership interests in limited partnerships and limited liability companies at March 31, 2004 and December 31, 2003, respectively. The Company does not hold any other non-traded securities.

     The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt, and investment purchases.

     The Company generated positive cash flows from operations of $4,332,000 during the first quarter of 2004 compared to $2,887,000 for the same period of 2003.

     The Company became an 80 percent owned subsidiary of Employers Mutual at the end of March, 2003. In order to build and maintain a sufficient cushion above the 80 percent ownership threshold, Employers Mutual conducted two separate 30,000-share open market stock purchase programs during 2003. Employers Mutual reinvested 50 percent of its dividends in additional shares of the Company's common stock during the first quarter of 2004 and is expected to continue participating in this plan for the remainder of 2004.

     As a result of being an 80 percent owned subsidiary of Employers Mutual, the Company is included in Employers Mutual's consolidated tax return effective April 1, 2003.

Investment Impairments and Considerations

    At March 31, 2004, the Company had one fixed maturity security series, MCI Communications Corporation, which has been determined to be other-than-temporarily impaired. MCI Communications Corporation is owned by WorldCom Inc. (currently conducting business under the MCI, Inc. brand name), whose corporate bonds were downgraded to junk status in May 2002 when it reported the detection of accounting irregularities. On June 30, 2002 the Company recognized $3,821,000 of realized loss when the carrying value of this investment was reduced from an aggregate book value of $5,604,000 to the then current fair value of $1,783,000. As of March 31, 2004, the fair value of the MCI bonds had partially recovered, resulting in pre-tax unrealized gains (losses) of $1,811,000 recognized during 2003 and ($58,000) recognized during the first quarter of 2004. The MCI Communications bonds were awarded a payout of 79.2 cents per dollar in a "Plan of Reorganization" that was approved by the bankruptcy court on October 31, 2003. Under this "Plan of Reorganization", the Company will redeem its current bonds for new bonds during the second quarter of 2004. The factors surrounding this other-than-temporary impairment did not have any impact on the carrying value of any other investments held by the Company.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

                                 (Unaudited)

     At March 31, 2004, the Company had unrealized losses on held-to-maturity and available-for-sale securities as presented in the table below. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services. None of these securities are considered to be in concentrations by either security type or industry. The Company uses several factors to determine whether the carrying value of an individual security has been other-than-temporarily impaired. Such factors include, but are not limited to, the security's value and performance in the context of the overall markets, length of time and extent the security's fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. Based on these factors, and the Company's ability and intent to hold the fixed maturity securities until maturity, it was determined that the carrying value of these securities was not other-than-temporarily impaired at March 31, 2004. Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company's investments. Should a determination be made at some point in the future that these unrealized losses are other-than-temporary, the Company's earnings would be reduced by approximately $544,000, net of tax; however, the Company's financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company's financial statements as a component of stockholders' equity, net of deferred taxes.

     Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of March 31, 2004.

                   Less than twelve      Twelve months
($ in thousands)        months             or longer             Total
                   -----------------   -----------------   ------------------
Description of     Fair   Unrealized   Fair   Unrealized   Fair    Unrealized
  Securities       Value    Losses     Value    Losses     Value     Losses
--------------     -----------------   -----------------   ------------------
U.S. treasury
  securities and
  obligations of
  U.S. government
  corporations
  and agencies ... $112,933    $  6    $    -      $  -    $112,933     $  6
Obligations of
  states and
  political
  subdivisions ...   36,971     148         -         -      36,971      148
Public
  utilities ......    2,500      73         -         -       2,500       73
Corporate
  securities .....        -       -     5,578       162       5,578      162
                   --------    ----    ------      ----    --------     ----
Subtotal, debt
  securities .....  152,404     227     5,578       162     157,982      389
                   --------    ----    ------      ----    --------     ----
Common stock .....    5,866     358       654        90       6,520      448
                   --------    ----    ------      ----    --------     ----
Total temporarily
  impaired
  securities ..... $158,270    $585    $6,232      $252    $164,502     $837
                   ========    ====    ======      ====    ========     ====

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

                                 (Unaudited)

     Following is a schedule of fixed maturity securities available-for-sale that are non-investment grade and have unrealized losses at March 31, 2004.
As previously noted, the Company does not invest in junk bonds. The non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase. The percentages displayed are of the fair values of these securities to the total fair value of fixed maturity securities available-for-sale, and of the unrealized losses on these securities to the total gross unrealized losses on fixed maturity securities available-for-sale. This schedule does not include fixed maturity securities held-to-maturity due to the fact that none of these securities have unrealized losses or are below investment grade at March 31, 2004. This schedule also does not include the Company's MCI bonds, which carry a Moody's Bond Rating of CA, due to the fact that these bonds were written-down to their fair value in the second quarter of 2002 and have since partially recovered, resulting in cumulative net unrealized gains of $2,788,000 as of March 31, 2004.

                                                          Percent  Percent
                         Moody's                            of     of gross
                          bond     Carrying   Unrealized  market  unrealized
($ in thousands)         rating     value        Loss     value     losses
                         ------   ----------  ----------  -----   ----------
Potomac Edison ..........    BA1  $    2,500  $       73    6.1%       18.8%
                                  ----------  ----------  -----   ----------
                                  $    2,500  $       73    6.1%       18.8%
                                  ==========  ==========  =====   ==========

     Following is a schedule of gross realized losses recognized in 2004 along with the associated book values and sales prices aged according to the length of time the underlying securities were in an unrealized loss position. This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc. The Company's equity portfolio is managed on a "tax-aware" basis, which generally results in sales of securities at a loss to offset sales of securities at a gain, thus minimizing the Company's income tax expense. Fixed maturity securities are generally held until maturity.

                                                                     Gross
                                           Book         Sales      realized
($ in thousands)                           value        price        loss
                                          -------      -------     --------
Fixed maturity securities
  available-for-sale:
    Three months or less ...............  $     -      $     -     $      -
    Over three months to six months ....        -            -            -
    Over six months to nine months .....        -            -            -
    Over nine months to twelve months ..        -            -            -
    Over twelve months .................        -            -            -
                                          -------      -------      -------
                                          $     -      $     -      $     -
                                          =======      =======      =======

Equity securities:
    Three months or less ...............  $ 1,078      $   948      $   130
    Over three months to six months ....      121          105           16
    Over six months to nine months .....      231          211           20
    Over nine months to twelve months ..        -            -            -
    Over twelve months .................      542          466           76
                                          -------      -------      -------
                                          $ 1,972      $ 1,730      $   242
                                          =======      =======      =======

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

                                 (Unaudited)

NEW ACCOUNTING PRONOUNCEMENTS

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs.
This legislation is expected to eventually reduce the cost of Employers Mutual's health care postretirement benefit plan. Because of various uncertainties, including Employers Mutual's response to this legislation and the appropriate accounting methodology for this event, the Company has elected to defer financial recognition of this legislation until the Financial Accounting Standards Board issues final accounting guidance. When issued, that final guidance could require the Company to change previously reported information. This deferral election is permitted under Financial Accounting Standards Board Staff Position No. FAS 106-1 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

     Two categories of influences on market risk exist as it relates to financial instruments. First are systematic aspects, which relate to the investing environment and are out of the control of the investment manager. Second are non-systematic aspects, which relate to the construction of the investment portfolio through investment policies and decisions, and are under the direct control of the investment manager. Due to systematic changes, several components of market risk increased noticeably during 2002 and 2003 and continue into 2004. As it relates to equity price risk, the poor performance of the markets during that period resulted in declines in the values of the Company's equity investments. This risk appears to be declining due to the recovery of the markets in the latter part of 2003 and into 2004. Credit quality risk rose, resulting in declines in the values of several bond investments stemming from the many high-profile bankruptcies and other downgrade activities during that period. This risk also appears to be subsiding as the general economic condition continues to show signs of strengthening in 2004. Prepayment risk increased, primarily for the mortgage-backed securities, as declines in interest rates during that period accelerated the payment of higher-interest rate mortgages through re-financing activity. And finally, to a lesser extent interest rate risk increased due to interest rates bottoming-out during that period. Future interest rate increases will result in declines in the values of fixed maturity securities from their current values. Throughout all these systematic changes, the Company has continued its commitment to controlling non-systematic risk through sound investment policies and diversification.


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

                 EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY
-------  --------------------------------------------------------------------
         SECURITIES
         ----------

     The following table sets forth information regarding purchases of equity securities for the three months ended March 31, 2004:

                  (a) Total   (b) Average  (c) Total     (d) Maximum Number
                  Number of    Price Paid   Number of     (or Approximate
                   Shares       Per Share   Shares (or    Dollar Value) of
                  (or Units)   (or Unit)    Units)        Shares (or Units)
                  Purchased                 Purchased as  that May Yet Be
                                            Part of       Purchased Under
                                            Publicly      The Plans or
                                            Announced     Programs
                                            Plans or
     Period                                 Programs
----------------  ----------  ------------  ------------  -----------------
1/1/04 - 1/31/04       148 (1)   $22.09         -                -

2/1/04 - 2/29/04        74 (1)    22.65         -                -

3/1/04 - 3/31/04    29,895 (1)    24.35         -                -
                  ----------  ------------  ------------  -----------------
Total               30,117       $24.33         -                -
                  ==========  ============  ============  =================
(1) All shares were purchased in the open market under the Company's dividend reinvestment and common stock purchase plan.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

    (a)  31.1  Certification of President and Chief Executive Officer as
               required by Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) On January 23, 2004, the Company filed a report on Form 8-K announcing the discontinuance of Nonstandard Risk Automobile Insurance Business.

         On January 29, 2004, the Company filed a report on Form 8-K clarifying financial information released by its parent company, Employers Mutual Casualty Company.

         On February 24, 2004, the Company filed a report on Form 8-K announcing its earning for the fourth quarter and year ended December 31, 2003.

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


                              EMC INSURANCE GROUP INC.
                              Registrant



                              /s/  Bruce G. Kelley
                              -----------------------------------
                              Bruce G. Kelley
                              President & Chief Executive Officer



                              /s/  Mark E. Reese
                              -----------------------------------
                              Mark E. Reese
                              Vice President and
                              Chief Financial Officer

Date:  May 14, 2004