Form 10-Q
period 2004-06-30
EMC INSURANCE GROUP INC
filed 2004-08-13
CIK 356130

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended JUNE 30, 2004
                                   -------------

                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ________________ to  _______________

Commission File Number: 0-10956
                        -------

                           EMC INSURANCE GROUP INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Iowa                                              42-6234555
 ------------------------------                             -----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


 717 Mulberry Street, Des Moines, Iowa                           50309
 -------------------------------------                          --------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at July 30, 2004
                  -----                      ----------------------------
     Common stock, $1.00 par value                     11,560,632


Total pages    43
             ------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                (Unaudited)

                                                     June 30,    December 31,
                                                       2004          2003
                                                   ------------  ------------
ASSETS
Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (fair value $17,880,055 and $21,167,655) ... $ 16,708,333  $ 19,423,013
    Securities available-for-sale, at fair value
      (amortized cost $418,343,084 and
      $382,326,388) ..............................  429,175,916   405,758,798
  Fixed maturity securities on loan:
    Securities held-to-maturity, at amortized cost
      (fair value $31,210,194 and $32,686,769) ...   30,042,475    30,422,335
    Securities available-for-sale, at fair value
      (amortized cost $95,186,307 and
       $117,184,150) .............................   95,823,261   118,026,960
  Equity securities available-for-sale, at fair
    value (cost $41,688,527 and $38,998,075) .....   53,160,764    49,008,498
  Other long-term investments, at cost ...........    5,535,133     4,758,019
  Short-term investments, at cost ................   61,689,723    63,568,064
                                                   ------------  ------------
        Total investments ........................  692,135,605   690,965,687

Balances resulting from related party transactions
  with Employers Mutual:
    Reinsurance receivables ......................   18,219,202    15,861,754
    Prepaid reinsurance premiums .................    3,705,503     3,297,228
    Intangible asset, defined benefit
      retirement plan ............................    1,016,492     1,016,492
    Other assets .................................    2,692,559     1,857,284
    Indebtedness of related party ................   11,643,050             -

Cash .............................................       54,270   (14,069,102)
Accrued investment income ........................    8,182,567     7,821,652
Accounts receivable (net of allowance for
  uncollectible accounts of $0 and $0) ...........      855,846       379,423
Income taxes recoverable .........................    2,751,391             -
Deferred policy acquisition costs ................   28,107,899    26,737,784
Deferred income taxes ............................   14,304,125    10,345,429
Goodwill, at cost less accumulated amortization
  of $2,616,234 and $2,616,234 ...................      941,586       941,586
Securities lending collateral ....................  130,530,274   154,556,758
                                                   ------------  ------------
        Total assets ............................. $915,140,369  $899,711,975
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                (Unaudited)

                                                     June 30,    December 31,
                                                       2004          2003
                                                   ------------  ------------
LIABILITIES
Balances resulting from related party transactions
  with Employers Mutual:
    Losses and settlement expenses ............... $393,049,602  $367,923,881
    Unearned premiums ............................  131,468,678   124,832,607
    Other policyholders' funds ...................    1,608,747     1,390,594
    Surplus notes payable ........................   36,000,000    36,000,000
    Indebtedness to related party ................            -     2,175,118
    Employee retirement plans ....................    9,472,736     9,965,600
    Other liabilities ............................   30,188,682    19,336,366

Income taxes payable .............................            -     2,780,500
Securities lending obligation ....................  130,530,274   154,556,758
                                                   ------------  ------------
        Total liabilities ........................  732,318,719   718,961,424
                                                   ------------  ------------

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,560,632
  shares in 2004 and 11,501,065 shares in 2003 ...   11,560,632    11,501,065
Additional paid-in capital .......................   70,409,648    69,113,228
Accumulated other comprehensive income ...........   14,912,315    22,285,668
Retained earnings ................................   85,939,055    77,850,590
                                                   ------------  ------------
        Total stockholders' equity ...............  182,821,650   180,750,551
                                                   ------------  ------------
        Total liabilities and stockholders' equity $915,140,369  $899,711,975
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)

All balances presented below, with the exception of investment income, realized investment gains (losses) and income tax expense (benefit), are the result of related party transactions with Employers Mutual.

                               Three months ended        Six months ended
                                    June 30,                 June 30,
                            ----------------------- -------------------------
                                2004        2003        2004         2003
                            ----------- ----------- ------------ ------------
REVENUES
  Premiums earned ..........$83,984,287 $81,977,768 $167,442,569 $162,359,666
  Net investment income ....  6,865,663   7,387,056   14,139,640   15,233,980
  Realized investment
    gains (losses) .........  3,181,108     586,584    3,581,635   (1,163,201)
  Other income .............    265,112     264,328      341,591      432,158
                            ----------- ----------- ------------ ------------
                             94,296,170  90,215,736  185,505,435  176,862,603
                            ----------- ----------- ------------ ------------
LOSSES AND EXPENSES
  Losses and settlement
    expenses ............... 63,647,449  62,621,635  114,608,626  112,848,707
  Dividends to policyholders  1,095,581   1,226,295    1,863,623    1,616,529
  Amortization of deferred
    policy acquisition costs 17,900,296  17,770,488   36,319,823   35,326,862
  Other underwriting
    expenses ...............  7,179,548   6,350,968   15,274,869   14,386,165
  Interest expense .........    278,100     278,100      556,200      764,066
  Other expenses ...........    419,217     548,658      742,955      957,206
                            ----------- ----------- ------------ ------------
                             90,520,191  88,796,144  169,366,096  165,899,535
                            ----------- ----------- ------------ ------------
    Income before income
      tax expense (benefit)   3,775,979   1,419,592   16,139,339   10,963,068
                            ----------- ----------- ------------ ------------
INCOME TAX EXPENSE
  (BENEFIT)
    Current ................    502,254     910,365    4,312,738    2,897,546
    Deferred ...............   (192,211)   (920,965)      11,570      189,652
                            ----------- ----------- ------------ ------------
                                310,043     (10,600)   4,324,308    3,087,198
                            ----------- ----------- ------------ ------------
        Net income .........$ 3,465,936 $ 1,430,192 $ 11,815,031 $  7,875,870
                            =========== =========== ============ ============
Net income per common
  share - basic and diluted $       .30 $       .12 $       1.02 $        .69
                            =========== =========== ============ ============
Dividends per common share  $       .15 $       .15 $        .30 $        .30
                            =========== =========== ============ ============
Average number of common
  shares outstanding - basic
  and diluted .............. 11,558,120  11,442,717   11,540,381   11,423,035
                            =========== =========== ============ ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                               Three months ended        Six months ended
                                    June 30,                 June 30,
                             ----------------------- -----------------------
                                 2004        2003        2004       2003
                             ----------- ----------- ----------- -----------
Net income ................. $ 3,465,936 $ 1,430,192 $11,815,031 $ 7,875,870
                             ----------- ----------- ----------- -----------
OTHER COMPREHENSIVE INCOME
  Unrealized holding
    (losses) gains arising
    during the period,
    before deferred income
    tax (benefit) expense .. (13,099,776) 11,807,739  (7,771,084) 11,368,051
  Deferred income tax
    (benefit) expense ......  (4,584,921)  4,132,710  (2,719,879)  3,978,820
                             ----------- ----------- ----------- -----------
                              (8,514,855)  7,675,029  (5,051,205)  7,389,231
                             ----------- ----------- ----------- -----------

  Reclassification
    adjustment for (gains)
    losses included in net
    income, before income
    tax expense (benefit) ..  (3,174,315)   (585,140) (3,572,536)  1,163,934
  Income tax expense
    (benefit) ..............   1,111,010     204,799   1,250,388    (407,377)
                             ----------- ----------- ----------- -----------
                              (2,063,305)   (380,341) (2,322,148)    756,557
                             ----------- ----------- ----------- -----------
        Other comprehensive
          (loss) income .... (10,578,160)  7,294,688  (7,373,353)  8,145,788
                             ----------- ----------- ----------- -----------
        Total comprehensive
          (loss) income .... $(7,112,224)$ 8,724,880 $ 4,441,678 $16,021,658
                             =========== =========== =========== ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                       Six months ended
                                                           June 30,
                                                  --------------------------
                                                      2004          2003
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .................................... $ 11,815,031  $  7,875,870
                                                  ------------  ------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Balances resulting from related party
        transactions with Employers Mutual:
          Losses and settlement expenses ........   25,125,721    19,758,981
          Unearned premiums .....................    6,636,071    10,215,251
          Other policyholders' funds ............      218,153       318,118
          Indebtedness to related party .........  (13,818,168)  (18,655,769)
          Employee retirement plans .............     (492,864)      955,883
          Reinsurance receivables ...............   (2,357,448)     (554,930)
          Prepaid reinsurance premiums ..........     (408,275)   (2,199,307)
          Commissions payable ...................   (1,919,523)   (1,347,023)
          Interest payable ......................     (278,100)   (1,559,266)
          Prepaid assets ........................     (652,703)   (1,556,967)

      Deferred policy acquisition costs .........   (1,370,115)   (1,763,508)
      Accrued investment income .................     (360,915)    1,127,730
      Accrued income taxes:
        Current .................................   (5,531,891)   (2,502,465)
        Deferred ................................       11,570       189,652
      Realized investment (gains) losses ........   (3,581,635)    1,163,201
      Other, net ................................   (1,532,932)   (1,528,778)
                                                  ------------  ------------
                                                      (313,054)    2,060,803
                                                  ------------  ------------
         Net cash provided by
              operating activities .............. $ 11,501,977  $  9,936,673
                                                  ------------  ------------

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                  (Unaudited)

                                                       Six months ended
                                                           June 30,
                                                  --------------------------
                                                      2004          2003
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities of fixed maturity securities
    held-to-maturity ............................ $  3,101,227  $  4,159,415
  Purchases of fixed maturity securities
    available-for-sale .......................... (382,757,028) (355,084,966)
  Disposals of fixed maturity securities
    available-for-sale ..........................  385,443,985   365,111,374
  Purchases of equity securities
    available-for-sale ..........................  (19,931,703)  (14,067,053)
  Disposals of equity securities
    available-for-sale ..........................   18,034,266    13,709,963
  Purchase of other long-term investments .......   (1,020,000)     (750,000)
  Disposal of other long-term investments .......      242,886       331,527
  Net sales (purchases) of short-term investments    1,878,341   (24,811,490)
                                                  ------------  ------------
      Net cash provided by (used in)
        investing activities ....................    4,991,974   (11,401,230)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Balances resulting from related party
    transactions with Employers Mutual:
      Issuance of common stock through Employers
        Mutual's stock option plans .............    1,355,987     1,151,078
      Dividends paid to Employers Mutual ........   (2,795,176)   (2,744,632)
      Dividends paid to Employers Mutual
        (reimbursement for non-GAAP expense) ....     (262,268)     (419,509)

  Dividends paid to public stockholders .........     (669,122)     (683,571)
                                                  ------------  ------------
      Net cash used in financing activities .....   (2,370,579)   (2,696,634)
                                                  ------------  ------------
NET INCREASE (DECREASE) IN CASH .................   14,123 372    (4,161,191)
Cash at beginning of year .......................  (14,069,102)     (119,097)
                                                  ------------  ------------
Cash at end of quarter .......................... $     54,270  $ (4,280,288)
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

     The consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.

     Certain amounts previously reported in prior years' consolidated financial statements have been reclassified to conform to current year presentation.

     In reading these financial statements, reference should be made to the

Company's 2003 Form 10-K or the 2003 Annual Report to Shareholders for more detailed footnote information.

2.  REINSURANCE

     The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three and six months ended June 30, 2004 and 2003 is presented below.
                                          Three months ended June 30,
                                          ---------------------------
                                              2004           2003
                                          ------------   ------------
Premiums written
    Direct ............................   $ 49,038,944   $ 60,623,701
    Assumed from non-affiliates .......      1,133,114        733,455
    Assumed from affiliates ...........     92,155,771     90,627,827
    Ceded to non-affiliates ...........     (4,309,189)    (4,074,611)
    Ceded to affiliates ...............    (49,038,944)   (60,623,701)
                                          ------------   ------------
      Net premiums written ............   $ 88,979,696   $ 87,286,671
                                          ============   ============
Premiums earned
    Direct ............................   $ 48,864,449   $ 56,379,608
    Assumed from non-affiliates .......      1,092,929        757,500
    Assumed from affiliates ...........     87,059,769     84,294,242
    Ceded to non-affiliates ...........     (4,168,411)    (3,073,974)
    Ceded to affiliates ...............    (48,864,449)   (56,379,608)
                                          ------------   ------------
      Net premiums earned .............   $ 83,984,287   $ 81,977,768
                                          ============   ============
Losses and settlement expenses incurred
    Direct ............................   $ 26,092,955   $ 43,543,113
    Assumed from non-affiliates .......        172,396        862,689
    Assumed from affiliates ...........     66,787,191     63,926,117
    Ceded to non-affiliates ...........     (3,312,138)    (2,167,171)
    Ceded to affiliates ...............    (26,092,955)   (43,543,113)
                                          ------------   ------------
      Net losses and settlement
        expenses incurred .............   $ 63,647,449   $ 62,621,635
                                          ============   ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                                           Six months ended June 30,
                                          ---------------------------
                                              2004           2003
                                          ------------   ------------
Premiums written
    Direct ............................   $ 96,783,479   $117,094,392
    Assumed from non-affiliates .......      2,092,099      1,814,646
    Assumed from affiliates ...........    180,186,768    176,583,547
    Ceded to non-affiliates ...........     (8,615,353)    (7,787,448)
    Ceded to affiliates ...............    (96,783,479)  (117,094,392)
                                          ------------   ------------
      Net premiums written ............   $173,663,514   $170,610,745
                                          ============   ============
Premiums earned
    Direct ............................   $100,634,753   $111,548,542
    Assumed from non-affiliates .......      2,052,453      1,673,229
    Assumed from affiliates ...........    173,597,194    166,274,581
    Ceded to non-affiliates ...........     (8,207,078)    (5,588,144)
    Ceded to affiliates ...............   (100,634,753)  (111,548,542)
                                          ------------   ------------
      Net premiums earned .............   $167,442,569   $162,359,666
                                          ============   ============
Losses and settlement expenses incurred
    Direct ............................   $ 53,135,506   $ 71,036,779
    Assumed from non-affiliates .......        931,485      1,545,480
    Assumed from affiliates ...........    118,253,104    114,826,679
    Ceded to non-affiliates ...........     (4,575,963)    (3,523,452)
    Ceded to affiliates ...............    (53,135,506)   (71,036,779)
                                          ------------   ------------
      Net losses and settlement
        expenses incurred .............   $114,608,626   $112,848,707
                                          ============   ============



3.  STOCK BASED COMPENSATION

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

                                  Three months ended       Six months ended
                                       June 30,                June 30,
                               ----------------------  -----------------------
                                  2004        2003         2004        2003
                               ----------  ----------  -----------  ----------
Net income, as reported ...... $3,465,936  $1,430,192  $11,815,031  $7,875,870
Deduct:  Total stock-based
  employee compensation
  expense determined under the
  fair value method for all
  awards, net of related tax
  effects ....................      8,170       6,346       16,187      12,692
                               ----------  ----------  -----------  ----------
Pro forma net income ......... $3,457,766  $1,423,846  $11,798,844  $7,863,178
                               ==========  ==========  ===========  ==========
Net income per share:
  Basic and diluted -
    As reported ..............      $0.30       $0.12      $1.02        $.69
  Basic and diluted -
    Pro forma ................      $0.30       $0.12      $1.02        $.69

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

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

                          Property
Three months ended     and casualty                   Parent
  June 30, 2004         insurance     Reinsurance     company    Consolidated
---------------        ------------  ------------  ------------  ------------
Premiums earned ...... $ 62,209,091  $ 21,775,196                $ 83,984,287

Underwriting (loss)
  gain ...............   (8,060,609)    2,222,022                  (5,838,587)
Net investment income     4,554,410     2,297,481  $     13,772     6,865,663
Realized investment
  gains ..............    2,452,066       729,042             -     3,181,108
Other income .........      265,112             -             -       265,112
Interest expense .....      193,125        84,975             -       278,100
Other expense ........      228,066             -       191,151       419,217
                       ------------  ------------  ------------  ------------
(Loss) income before
  income tax (benefit)
  expense ............ $ (1,210,212) $  5,163,570  $   (177,379) $  3,775,979
                       ============  ============  ============  ============

                         Property
Three months ended     and casualty                   Parent
  June 30, 2003         insurance     Reinsurance     company    Consolidated
---------------        ------------  ------------  ------------  ------------
Premiums earned ...... $ 60,342,141  $ 21,635,627                $ 81,977,768

Underwriting loss ....   (5,684,419)     (307,199)                 (5,991,618)
Net investment income     5,187,381     2,193,977  $      5,698     7,387,056
Realized investment
  gains ..............      415,383       171,201             -       586,584
Other income .........      264,328             -             -       264,328
Interest expense .....      193,125        84,975             -       278,100
Other expense ........      333,238             -       215,420       548,658
                       ------------  ------------  ------------  ------------
(Loss) income before
  income tax (benefit)
  expense ............ $   (343,690) $  1,973,004  $   (209,722) $  1,419,592
                       ============  ============  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                         Property
Six months ended       and casualty                   Parent
  June 30, 2004          insurance    Reinsurance     company    Consolidated
---------------        ------------  ------------  ------------  ------------
Premiums earned ...... $123,569,319  $ 43,873,250                $167,442,569

Underwriting (loss)
  gain ...............   (4,020,260)    3,395,888                    (624,372)
Net investment income     9,520,781     4,592,964  $     25,895    14,139,640
Realized investment
  gains ..............    2,742,033       839,602             -     3,581,635
Other income .........      341,591             -             -       341,591
Interest expense .....      386,250       169,950             -       556,200
Other expense ........      408,463             -       334,492       742,955
                       ------------  ------------  ------------  ------------
Income (loss) before
  income tax expense
  (benefit) .......... $  7,789,432  $  8,658,504  $   (308,597) $ 16,139,339
                       ============  ============  ============  ============

                         Property
Six months ended       and casualty                   Parent
  June 30, 2003          insurance    Reinsurance     company    Consolidated
---------------        ------------  ------------  ------------  ------------
Premiums earned ...... $119,547,945  $ 42,811,721                $162,359,666

Underwriting loss ....   (1,214,328)     (604,269)                 (1,818,597)
Net investment income    10,738,318     4,439,732  $     55,930    15,233,980
Realized investment
  losses .............     (943,531)     (219,670)            -    (1,163,201)
Other income .........      432,158             -             -       432,158
Interest expense .....      533,112       230,954             -       764,066
Other expense ........      610,422             -       346,784       957,206
                       ------------  ------------  ------------  ------------
Income (loss) before
  income tax expense
  (benefit) .......... $  7,869,083  $  3,384,839  $   (290,854) $ 10,963,068
                       ============  ============  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

5.  INCOME TAXES

     The actual income tax expense (benefit) for the three and six months ended June 30, 2004 and 2003 differed from the "expected" tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense (benefit)) as follows:

                              Three months ended         Six months ended
                                   June 30,                  June 30,
                           ------------------------  ------------------------
                               2004         2003         2004         2003
                           -----------  -----------  -----------  -----------
Computed "expected" tax
  expense ................ $ 1,321,593  $   496,857  $ 5,648,769  $ 3,837,074

Increases (decreases) in
  tax resulting from:
    Tax-exempt interest
      income .............    (789,216)    (480,265)  (1,400,289)    (885,541)
    Proration of
      tax-exempt interest
      and dividends
      received deduction       124,405       43,635      222,427       83,909
    Other, net ...........    (346,739)     (70,827)    (146,599)      51,756
                           -----------  -----------  -----------  -----------
        Income tax
          expense
          (benefit) ...... $   310,043  $   (10,600) $ 4,324,308  $ 3,087,198
                           ===========  ===========  ===========  ===========


6.  EMPLOYEE RETIREMENT PLANS

     The components of net periodic benefit cost for the Employers Mutual pension plan and postretirement benefit plans are as follows:


                                 Three months ended       Six months ended
                                      June 30,                June 30,
                               ----------------------  ----------------------
                                  2004        2003        2004        2003
                               ----------  ----------  ----------  ----------
Pension Plan:
  Service cost ..............  $1,704,630  $1,540,255  $3,409,260  $3,080,510
  Interest cost .............   1,755,222   1,748,164   3,510,444   3,496,328
  Expected return on plan
    assets ..................  (1,690,132) (1,629,228) (3,380,264) (3,258,456)
  Recognized net actuarial
    loss ....................     213,922     241,807     427,844     483,614
  Amortization of prior
    service costs ...........     191,456     197,412     382,912     394,824
                               ----------  ----------  ----------  ----------
    Net periodic pension
      benefit cost ..........  $2,175,098  $2,098,410  $4,350,196  $4,196,820
                               ==========  ==========  ==========  ==========
Postretirement benefit plans:
  Service cost ..............  $1,144,127  $1,100,250  $2,288,254  $2,200,500
  Interest cost .............   1,078,509   1,065,750   2,157,018   2,131,500
  Expected return on plan
    assets ..................    (225,221)   (184,250)   (450,442)   (368,500)
  Amortization of net loss ..     147,830     252,750     295,660     505,500
                               ----------  ----------  ----------  ----------
    Net periodic
      postretirement
      benefit cost ..........  $2,145,245  $2,234,500  $4,290,490  $4,469,000
                               ==========  ==========  ==========  ==========

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

     Pension expense allocated to the Company was $528,724 and $1,057,447 for the three months and six months ended June 30, 2004 compared to $505,825 and $1,011,647 for the same periods in 2003.

     Postretirement benefit expense allocated to the Company was $481,852 and $963,705 for the three months and six months ended June 30, 2004 compared to $526,502 and $1,053,005 for the same periods in 2003.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. In January 2004, the Financial Accounting Standards Board (FASB) issued Staff Position FAS No. 106-1 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Because of various uncertainties, including Employers Mutual's response to this legislation and the appropriate accounting methodology for this event, the Company elected to defer financial recognition of this legislation as permitted under FAS 106-1. In May 2004, the FASB issued Staff Position FAS No. 106-2 which is effective for interim and annual periods beginning after June 15, 2004. FAS No. 106-2 provides accounting guidance and disclosure requirements for the prescription drug subsidy established under the Act. The Company is currently evaluating the impact FSP No. 106-2 will have on net income.


7.  CONTINGENT LIABILITIES

     The Company and Employers Mutual and its other subsidiaries are parties to numerous lawsuits arising in the normal course of the insurance business. The Company believes that the resolution of these lawsuits will not have a material adverse effect on its financial condition or its net income. The companies involved have reserves which are believed adequate to cover any potential liabilities arising out of all such pending or threatened proceedings.

     The participants in the pooling agreement have purchased annuities from various companies to fund future payments that are fixed pursuant to specific claim settlement provisions. The Company, under the current terms of the pooling agreement, is contingently liable for 23.5 percent of these annuities. The Company believes that this contingent liability, which would only arise in the event that the issuing company would be unable to fulfill its obligations, would not have a material adverse effect on its financial condition or its net income.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

                                 (Unaudited)
OVERVIEW

     EMC Insurance Group Inc., an 81.0 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing 73.8 percent of consolidated premiums earned for the first six months of 2004. For purposes of this discussion, the term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the "EMC Insurance Companies."

     The Company's four property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual are parties to reinsurance pooling agreements with Employers Mutual (collectively the "pooling agreement"). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool. All losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. The aggregate participation of the Company's property and casualty insurance subsidiaries is
23.5 percent. Effective December 31, 2003, the pooling agreement was amended to provide that Employers Mutual will make up any shortfall or difference resulting from an error in its systems and/or computational processes that would otherwise result in the required restatement of the pool participants' financial statements. Additional changes to the pooling agreement have recently been proposed that would become effective January 1, 2005. Please see the discussion contained under the heading "Recent Developments" later in this document. Operations of the pool give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the pool participants are not subject to the pooling agreement.

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


INDUSTRY OVERVIEW

     An insurance company's underwriting results reflect the profitability of its insurance operations, excluding investment income. Underwriting results are calculated by subtracting losses and expenses incurred from premiums earned. An underwriting profit indicates that a sufficient amount of premium income was received to cover the risks insured and the cost of producing, underwriting and administering the business. An underwriting loss indicates that premium income was not adequate.

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


MANAGEMENT ISSUES AND PERSPECTIVES

     The insurance industry is highly regulated and very competitive, and its operations are impacted by many economic and social factors. In order to be a viable source of insurance protection in today's marketplace, an insurance company must be strongly capitalized, carry a secure rating from A.M. Best Company, which is considered to be the leading insurance rating agency, and offer competitive products and excellent service. Management recognizes that insurance agents and their customers have many options to choose from when selecting an insurance carrier and continually emphasizes the need to meet and exceed customers' expectations in these areas.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                  (Unaudited)

     Management has long recognized the importance of adequate capitalization for its insurance subsidiaries and has strived to maintain a strong capital position by investing their assets conservatively and, more importantly, maintaining a consistent level of loss and settlement expense reserve adequacy. Carried reserves are analyzed on a regular basis and adjustments, if necessary, are implemented on a timely basis. This procedure not only assures a consistent level of reserve adequacy, it also minimizes the impact that any required adjustment will have on current operations. This dedication to reserve adequacy was demonstrated during 2003 and again during the second quarter of 2004 as the Company strengthened loss and settlement reserves in the property and casualty insurance segment in response to the findings of regularly-scheduled actuarial evaluations.

     The participants in the EMC Insurance Companies pooling agreement currently carry an "A-" (Excellent) rating from A.M. Best Company. Management has worked diligently over the last several years to improve profitability through a combination of adequate pricing and focused underwriting practices. Maintaining a consistent level of profitability is a primary goal of management that will assist the Company in its quest to achieve an even higher rating from A.M. Best Company.

     The products offered by an insurance company must be priced so that they are competitive in the marketplace, yet offer the prospect of producing an underwriting profit. Management is keenly aware of the need to achieve an underwriting profit in today's marketplace and has implemented focused underwriting initiatives that stress profitability over production. Achieving an underwriting profit has become increasingly important during the last several years as investment income, which is used to supplement underwriting results and contribute to net earnings, has been negatively impacted by the lingering low interest rate environment.

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


MEASUREMENT OF RESULTS

     The Company's consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States (also known as "GAAP"). The Company also prepares financial statements for each of its insurance subsidiaries based on statutory accounting principles that are filed with insurance regulatory authorities in the states in which they do business. Statutory accounting principles are based on liquidation accounting principles and are directed toward the protection of policyholders.

     Management evaluates the Company's operations by monitoring key measures of growth and profitability. Management measures the Company's growth by examining direct premiums written and, perhaps more importantly, premiums written assumed from affiliates. Management generally measures the Company's operating results by examining the Company's net income, return on equity, and the loss and settlement expense, acquisition expense and combined ratios. The following provides further explanation of the key measures management uses to evaluate the Company's results:

     Direct Premiums Written. Direct premiums written is the sum of the total policy premiums, net of cancellations, associated with policies underwritten and issued by the Company's property and casualty insurance subsidiaries. These direct premiums written are transferred to Employers Mutual under the terms of the pooling agreement and are reflected in the Company's consolidated financial statements as premiums written ceded to affiliates. See note 2 of Notes to Interim Consolidated Financial Statements.

     Premiums Written Assumed From Affiliates. Premiums written assumed from affiliates reflects the Company's property and casualty insurance subsidiaries' 23.5 percent aggregate participation interest in the total direct premiums written by all the participants in the pooling arrangement and the premiums written assumed by the Company's reinsurance subsidiary from Employers Mutual under the quota share agreement. See note 2 of Notes to Interim Consolidated Financial Statements. Management uses premiums written assumed from affiliates and non-affiliates, which excludes the impact of written premiums ceded to reinsurers, as a measure of the underlying growth of the Company's insurance business from period to period.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                  (Unaudited)

     Net Premiums Written. Net premiums written is the sum of the premiums written assumed from affiliates plus premiums written assumed from non-affiliates less premiums written ceded to non-affiliates. Premiums written ceded to non-affiliates is the portion of the Company's direct and assumed premiums written that is transferred to reinsurers in accordance with the terms of the reinsurance contracts and based upon the risks they accept. See note 2 of Notes to Interim Consolidated Financial Statements. Management uses net premiums written to measure the amount of business retained after cessions to reinsurers.

     Loss and Settlement Expense Ratio. The loss and settlement expense ratio is the ratio (expressed as a percentage) of losses and settlement expenses to premiums earned and measures the underwriting profitability of a company's insurance business. The loss and settlement expense ratio is generally measured on both a gross (direct and assumed) and net (gross less ceded) basis. Management uses the gross loss and settlement expense ratio as a measure of the Company's overall underwriting profitability of the insurance business it writes and to assess the adequacy of the Company's pricing. The net loss and settlement expense ratio is meaningful in evaluating the Company's financial results, which are net of ceded reinsurance, as reflected in the consolidated financial statements. The loss and settlement expense ratios are generally calculated in the same way for GAAP and statutory accounting purposes.

     Acquisition Expense Ratio. The acquisition expense ratio is the ratio (expressed as a percentage) of net acquisition and other expenses to premiums earned and measures a company's operational efficiency in producing, underwriting and administering its insurance business. For statutory accounting purposes, acquisition and other expenses of an insurance company exclude investment expenses. There is no such industry definition for determining an acquisition expense ratio for GAAP purposes. As a result, management applies the statutory definition to calculate the Company's acquisition expense ratio on a GAAP basis. The net acquisition expense ratio is meaningful in evaluating the Company's financial results, which are net of ceded reinsurance, as reflected in the consolidated financial statements.

     GAAP Combined Ratio. The combined ratio is the sum of the loss and settlement expense ratio and the acquisition expense ratio and measures a company's overall underwriting profit. If the combined ratio is at or above 100, an insurance company cannot be profitable without investment income (and may not be profitable if investment income is insufficient). Management uses the GAAP combined ratio in evaluating the Company's overall underwriting profitability and as a measure for comparison of the Company's profitability relative to the profitability of its competitors who prepare GAAP-basis financial statements.

     Statutory Combined Ratio. The statutory combined ratio is calculated in the same manner as the GAAP combined ratio, but is based on results determined pursuant to statutory accounting rules and regulations. The statutory "trade combined ratio" differs from the statutory combined ratio in that the acquisition expense ratio is based on net premiums written rather than premiums earned. Management uses the statutory trade combined ratio as a measure for comparison of the Company's profitability relative to the profitability of its competitors, all of whom must file statutory-basis financial statements with insurance regulatory authorities.

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


RESULTS OF OPERATIONS

     Segment information and consolidated net income for the three months and six months ended June 30, 2004 and 2003 are as follows:

                                      Three months ended Six months ended
                                           June 30,           June 30,
                                      -----------------  -----------------
($ in thousands)                        2004     2003      2004     2003
                                      -------- --------  -------- --------
Property and Casualty Insurance
Premiums earned ..................... $ 62,209 $ 60,342  $123,569 $119,548
Losses and settlement expenses ......   48,476   45,638    84,871   80,927
Acquisition and other expenses ......   21,794   20,388    42,719   39,835
                                      -------- --------  -------- --------
Underwriting loss ................... $ (8,061)$ (5,684) $ (4,021)$ (1,214)
                                      ======== ========  ======== ========
Loss and settlement expense ratio ...     77.9%    75.6%     68.7%    67.7%
Acquisition expense ratio ...........     35.1     33.8      34.6     33.3
                                      -------- --------  -------- --------
Combined ratio ......................    113.0%   109.4%    103.3%   101.0%
                                      ======== ========  ======== ========
Losses and settlement expenses:
    Insured events of current year .. $ 41,362 $ 41,287  $ 81,182 $ 77,950
    Increase in provision for insured
      events of prior years .........    7,114    4,351     3,689    2,977
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 48,476 $ 45,638  $ 84,871 $ 80,927
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  7,032 $  9,090  $  7,902 $ 10,003
                                      ======== ========  ======== ========
Reinsurance
Premiums earned ..................... $ 21,775 $ 21,636  $ 43,873 $ 42,812
Losses and settlement expenses ......   15,172   16,984    29,738   31,922
Acquisition and other expenses ......    4,381    4,960    10,739   11,495
                                      -------- --------  -------- --------
Underwriting gain (loss) ............ $  2,222 $   (308) $  3,396 $   (605)
                                      ======== ========  ======== ========
Loss and settlement expense ratio ...     69.7%    78.5%     67.8%    74.6%
Acquisition expense ratio ...........     20.1     22.9      24.5     26.8
                                      -------- --------  -------- --------
Combined ratio ......................     89.8%   101.4%     92.3%   101.4%
                                      ======== ========  ======== ========
Losses and settlement expenses:
    Insured events of current year .. $ 16,289 $ 17,858  $ 31,220 $ 30,736
    (Decrease) increase in provision
      for insured events of prior
      years .........................   (1,117)    (874)   (1,482)   1,186
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 15,172 $ 16,984  $ 29,738 $ 31,922
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $    165 $  1,251  $    310 $  1,425
                                      ======== ========  ======== ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                  (Unaudited)

                                      Three months ended Six months ended
                                           June 30,           June 30,
                                      -----------------  -----------------
($ in thousands)                        2004     2003      2004     2003
                                      -------- --------  -------- --------
Consolidated
REVENUES
Premiums earned ..................... $ 83,984 $ 81,978  $167,442 $162,360
Net investment income ...............    6,866    7,387    14,140   15,234
Realized investment gains (losses) ..    3,181      587     3,582   (1,163)
Other income ........................      265      264       341      432
                                      -------- --------  -------- --------
                                        94,296   90,216   185,505  176,863
                                      -------- --------  -------- --------
LOSSES AND EXPENSES
Losses and settlement expenses ......   63,648   62,622   114,609  112,849
Acquisition and other expenses ......   26,175   25,348    53,458   51,330
Interest expense ....................      278      278       556      764
Other expense .......................      419      549       743      957
                                      -------- --------  -------- --------
                                        90,520   88,797   169,366  165,900
                                      -------- --------  -------- --------
Income before income tax expense
  (benefit) .........................    3,776    1,419    16,139   10,963
Income tax expense (benefit) ........      310      (11)    4,324    3,087
                                      -------- --------  -------- --------
Net income .......................... $  3,466 $  1,430  $ 11,815 $  7,876
                                      ======== ========  ======== ========
Loss and settlement expense ratio ...     75.8%    76.4%     68.4%    69.5%
Acquisition expense ratio ...........     31.2     30.9      32.0     31.6
                                      -------- --------  -------- --------
Combined ratio ......................    107.0%   107.3%    100.4%   101.1%
                                      ======== ========  ======== ========
Losses and settlement expenses:
    Insured events of current year .. $ 57,651 $ 59,145  $112,402 $108,686
    Increase in provision for insured
      events of prior years .........    5,997    3,477     2,207    4,163
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 63,648 $ 62,622  $114,609 $112,849
                                      ======== ========  ======== ========
Catastrophe and storm losses ........ $  7,197 $ 10,341  $  8,212 $ 11,428
                                      ======== ========  ======== ========

    Net income improved substantially for both the three months and six months ended June 30, 2004 from the same periods in 2003, primarily due to the recognition of a significant amount of realized investment gains during the second quarter of 2004. Reflected in the results for the three months and six months ended June 30, 2004 are underwriting losses of $5,839,000 and $625,000, respectively, compared to underwriting losses of $5,992,000 and $1,819,000 for the same periods in 2003. As reported on June 15, 2004, the Company strengthened its bulk loss and settlement expense reserves during the second quarter of 2004 in response to a recently completed actuarial evaluation of the carried reserves for the property and casualty insurance segment. This increase in reserves amounted to $2,940,000 and reduced second quarter earnings by $1,910,000 ($0.17 per share) on an after tax basis. Actuarial evaluations of the Company's carried reserves are performed on a regularly-scheduled basis and additional evaluations will be performed during the remainder of the year. The Company's standard practice is to adjust its carried reserves as necessary in response to these evaluations in an effort to maintain a consistent level of reserve adequacy. The adjustment in reserves implemented in the second quarter of 2004 represents an increase of 0.8 percent of total loss and settlement expense reserves carried at March 31, 2004.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                  (Unaudited)

Premiums Earned

     Premiums earned increased 2.4 percent and 3.1 percent to $83,984,000 and $167,442,000 for the three months and six months ended June 30, 2004 from $81,978,000 and $162,360,000 for the same periods in 2003. These increases are primarily attributed to rate increases implemented during the prior two years in the property and casualty insurance business as well as moderate growth and improved pricing in the assumed reinsurance business. The overall market for property and casualty insurance remained firm during the second quarter of 2004, but moderated slightly in certain lines of business and select territories due to an increase in price competition. No significant changes are anticipated in the commercial lines marketplace for the remainder of the year and the Company will continue to implement rate increases in those lines of business and/or territories where such action is warranted; however, the overall level of these rate increases is expected to be smaller than those implemented during the past several months.

     Premiums earned for the property and casualty insurance segment increased
3.1 percent and 3.4 percent to 62,209,000 and $123,569,000 for the three months and six months ended June 30, 2004 from $60,342,000 and $119,548,000 for the same periods in 2003. These increases are primarily the result of rate increases that were implemented during the prior two years. After several years of broad-based rate increases, premium rate levels for most lines of business were considered to be at, or near, adequate levels at the end of 2002. Accordingly, moderate and more targeted rate increases were implemented during 2003 and the first six months of 2004. This fine tuning of the Company's rate structure has been directed toward specific accounts, territories and lines of business where additional rate increases were warranted. Due to the timing of policy renewals and the earning of premiums ratably over the terms of the underlying policies, a time delay exists for implemented rate increases to have a noticeable impact on premiums earned.
For the first six months of 2004, premiums written increased only 1.6 percent due to a decline in policy count and an increase in ceded premiums. The decline in policy count is attributed to several factors, including the non-renewal of existing business that was under-priced and/or under-performing, a reluctance to accept new risks in under-priced lines of business, and a decrease in new business associated with a moderate increase in price competition. The increase in ceded premiums primarily reflects an increase in the cost of the Company's reinsurance programs. Premium rate levels for most lines of business are not expected to change significantly during the remainder of 2004, with the notable exception of the homeowners and workers' compensation lines of business, where premium rates remain inadequate. In light of the improvements that have been achieved in both the pricing and the quality of the Company's book of business, management has become more receptive to opportunities to write new business, but continues to stress profitability over production.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                  (Unaudited)

     Premiums earned for the reinsurance segment increased 0.6 percent and 2.5 percent to $21,775,000 and $43,873,000 for the three months and six months ended June 30, 2004 from $21,636,000 and $42,812,000 for the same periods in 2003, primarily as a result of increased participation in the MRB reinsurance pool. For 2004, Employers Mutual's participation in the MRB reinsurance pool (which is ceded to the reinsurance segment under the terms of the quota share agreement) increased to 33 percent from 25 percent in 2003, producing $2,440,000 and $4,809,000 of additional premiums earned in the three months and six months ended June 30, 2004. The increase in the MRB premiums earned was largely offset by a decline in the HORAD book of business because Employers Mutual was unsuccessful in its attempt to renew several accounts during the January 1 and July 1, 2004 renewal seasons due to its current "A-" (Excellent) A.M. Best rating. Employers Mutual is attempting to replace this business with new accounts and increased participation on existing accounts. Following large across-the-board rate increases implemented in 2002, premium rate increases on excess-of-loss contracts moderated during 2003 and the first half of 2004 due to the influx of new capital into the reinsurance marketplace; however, contracts with poor loss experience continue to receive large rate increases. The rate increases implemented during the last several years have been realized in conjunction with moderate declines in the related exposure base due to increased retention levels and coverage exclusions for terrorist activities. In addition, both excess-of-loss and pro rata contracts have benefited from improved industry-wide rate levels at the primary company level. The growth in premiums earned for the three months and six months ended June 30, 2004 reflects an increase in the estimate of earned but not reported premiums of $1,400,000 and $610,000, respectively, compared to an increase of $1,265,000 and $1,747,000 in the same periods in 2003.

Losses and settlement expenses

     Losses and settlement expenses increased 1.6 percent and 1.6 percent to $63,648,000 and $114,609,000 for the three months and six months ended June 30, 2004 from $62,622,000 and $112,849,000 for the same periods in 2003. The loss and settlement expense ratios declined moderately to 75.8 percent and
68.4 percent for the three months and six months ended June 30, 2004 from 76.4 percent and 69.5 percent for the same periods in 2003. The decrease in the loss and settlement expense ratios for 2004 is primarily attributed to a decline in catastrophe and storm losses from the unusually high level experienced during 2003. Other factors contributing to the improvement include a significant decline in reported losses in the reinsurance segment and a decrease in the amount of adverse development experienced on prior years' reserves during the first six months of 2004.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                  (Unaudited)

     The loss and settlement expense ratio for the property and casualty insurance segment increased to 77.9 percent and 68.7 percent for the three months and six months ended June 30, 2004 from 75.6 percent and 67.7 percent for the same periods in 2003. The increase in the 2004 ratios primarily reflects a $2,940,000 increase in bulk loss and settlement expense reserves implemented during the second quarter. This reserve strengthening was implemented in response to a recently completed actuarial evaluation of the segment's carried reserves that indicated a continued upward trend in projected ultimate losses. The increase in adverse development experienced on prior years' reserves during the second quarter of 2004 includes approximately $1,795,000 associated with this reserve strengthening, in addition to $1,410,000 of adverse case reserve development in the workers' compensation line of business and $940,000 of adverse development from non-voluntary pools in which the Company participates. Loss severity continued to trend upward during the first half of 2004 while overall loss frequency continued to trend downward; however, there are some indications that loss frequency may be leveling out. Catastrophe and storm losses, while still considered high, declined from the elevated levels reported in 2003.

     The loss and settlement expense ratio for the reinsurance segment decreased to 69.7 percent and 67.8 percent for the three months and six months ended June 30, 2004 from 78.5 percent and 74.6 percent for the same periods in 2003. The decline in the 2004 ratios reflects a decrease in catastrophe and storm losses, a decline in reported losses (including large excess-of-loss business losses), an increase in favorable development on prior years' reserves and continued improvement in overall premium rate adequacy. The majority of the adverse development reported for the first six months of 2003 came from ocean marine business; however, this development was offset by additional premium income.

Acquisition and other expenses

     Acquisition and other expenses increased 3.3 percent and 4.1 percent to $26,175,000 and $53,458,000 for the three months and six months ended June 30, 2004 from $25,348,000 and $51,330,000 for the same periods in 2003. The acquisition expense ratio increased to 31.2 percent and 32.0 percent for the three and six months ended June 30, 2004 from 30.9 percent and 31.6 percent for the same periods in 2003. The increase in the 2004 ratios is primarily attributed to an increase in contingent commission expense and a smaller increase in deferred policy acquisition costs.

     For the property and casualty insurance segment, the acquisition expense ratio increased to 35.1 percent and 34.6 percent for the three months and six months ended June 30, 2004 from 33.8 percent and 33.3 percent for the same periods in 2003. These increases primarily reflect an increase in contingent commission expense and a decline in the amount of acquisition costs that were deferred due to the relatively small increase in production experienced during the first six months of 2004. The Company will be implementing a new agent profit share program, which is designed to better equate agent compensation with the quality and quantity of the insurance business produced, effective January 1, 2005. Under the new program, the Company's best performing agents will be rewarded with increased compensation while agents with marginal business will experience a decline in compensation. Total profit share expense under the new program is expected to decline slightly.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                  (Unaudited)

     For the reinsurance segment, the acquisition expense ratio decreased to
20.1 percent and 24.5 percent for the three months and six months ended June 30, 2004 from 22.9 percent and 26.8 percent for the same periods in 2003. The decline in the 2004 ratios is primarily attributed to $1,064,000 of contingent commission income recognized during the second quarter of 2004 as a result of the favorable underwriting performance of Employers Mutual's assumed reinsurance book of business. A decline in commission expense also contributed to the decrease in the acquisition expense ratio, but to a much lesser extent. Commission expense for the six months ended June 30, 2004 and 2003 includes $1,033,000 and $782,000, respectively, incurred in connection with the increased participation in the MRB reinsurance pool.

Investment results

     Net investment income decreased 7.1 percent and 7.2 percent to $6,866,000 and $14,140,000 for the three months and six months ended June 30, 2004 from $7,387,000 and $15,234,000 for the same periods in 2003, despite an increase in invested assets. These decreases are primarily attributed to the lingering low interest rate environment, which continues to negatively impact the rate of return earned on the Company's investments. During this prolonged period of low interest rates, many of the Company's higher yielding securities have been called. The proceeds from these called securities, and from maturing securities, have been reinvested at the current lower interest rates, resulting in less investment income. In addition, the Company has been reluctant to invest in long-term securities during this period of low interest rates and has therefore accumulated a significant amount of short-term and cash equivalent investments. Since these investments carry lower interest rates than long-term fixed maturity securities, the decline in the Company's rate of return has been magnified.

     The Company reported net realized investment gains of $3,181,000 and $3,582,000 for the three months and six months ended June 30, 2004 compared to net realized investment gains of $587,000 for the three months and net realized investment losses of $1,163,000 for the six months ended June 30, 2003. The large increase in realized investment gains in the second quarter of 2004 reflects $2,558,000 of net gains recognized on the Company's investment in MCI Communications Corporation bonds in conjunction with a payout award received under a bankruptcy court approved "Plan of Reorganization." These bonds had previously been determined to be other-than-temporarily impaired during the second quarter of 2002. Reflected in the realized investment losses for the first six months of 2003 were $1,567,000 of other-than-temporary impairment losses recognized in the Company's equity portfolio, $2,689,000 of net losses recognized by the Company's equity managers as they rebalanced the Company's portfolios to enhance future returns, and $4,342,000 of losses recognized on the sale of American Airlines and United Airlines bonds. All the equity securities that were determined to be other-than-temporarily impaired at June 30, 2003 were sold before year-end.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                  (Unaudited)

Other information

     The Company incurred $278,000 and $556,000 of interest expense on surplus notes during the three months and six months ended June 30, 2004 compared to $278,000 and $764,000 for the same periods in 2003. The decline in interest expense for the six months ended June 30, 2004 is attributed to the fact that the surplus notes were refinanced with Employers Mutual effective April 1, 2003. The interest expense incurred on these surplus notes did not have a material impact on the Company's net income as the proceeds of the surplus notes were invested and earned a similar amount of interest income.

     Income tax expense increased for both the three months and six months ended June 30, 2004 from the same periods in 2003, primarily due to the increase in pre-tax income for these periods. The effective tax rate for the first six months of 2004 declined to 26.8 percent from 28.2 percent for the same period in 2003, primarily due to an increase in tax-exempt investment income. Effective April 1, 2003, the Company was included in Employers Mutual's consolidated tax return due to the fact that Employers Mutual attained 80 percent ownership of the Company at the end of March. The Company filed a short-period tax return for the period January 1, 2003 through March 31, 2003.

     On November 26, 2002, President Bush signed into law the Terrorism Risk Insurance Act of 2002 ("TRIA"). TRIA provides a temporary Federal backstop on losses from certified terrorism events from foreign sources and is effective until December 31, 2005. Coverage includes most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures. Each insurer has a deductible amount, which is calculated as a percentage of the prior year's direct earned commercial lines premium and a ten percent retention above the deductible. The percentage used in the deductible calculation increased from seven percent in 2003 to ten percent in 2004, and will increase to 15 percent in 2005. TRIA caps losses at $100 billion annually; no insurer that has met its deductible will be liable for payment of any portion above that amount. Congress is currently debating whether TRIA should be extended for one or possibly two years due to concerns that terrorism insurance may not be available in the private insurance market when TRIA expires.

Recent Developments

     On July 16, 2004 the Company filed a registration statement with the Securities and Exchange Commission for a proposed follow-on offering of 4,400,000 shares of its common stock. The Company intends to sell 2,000,000 million shares of common stock in the offering. Additionally, 2,400,000 shares of the Company's common stock is intended to be sold by a selling shareholder, Employers Mutual, thereby reducing Employers Mutual's ownership of the Company from 81.0 percent currently to approximately 51.3 percent. Under the terms of the proposed offering, the underwriters would be granted an option to purchase up to an additional 660,000 shares of the Company's common stock from Employers Mutual to cover over-allotments, if any. If this over-allotment option were to be exercised in full, Employers Mutual's ownership of the Company would decline to approximately 46.5 percent. The Company will not receive any of the proceeds from the sale of shares of common stock currently owned by Employers Mutual. Exact terms of the offering will be available only by a prospectus, which is not yet available.

     The lead underwriter and sole book-running manager for the offering is Keefe, Bruyette & Woods, Inc. The co-managers for the offering are A.G. Edwards & Sons, Inc. and KeyBanc Capital Markets, a division of McDonald Investments Inc.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                  (Unaudited)

     On July 19, 2004, the Company announced plans for a proposed 6.5 percentage point increase in its aggregate participation interest in the pooling agreement effective January 1, 2005. As a result of this change, the Company's aggregate participation interest in the pooling agreement would increase from the current 23.5 percent to 30.0 percent. This increase in the Company's aggregate participation interest is subject to the approval of the Iowa Insurance Division and the successful completion of the stock offering noted above.

     Employers Mutual participated in the Company's Dividend Reinvestment and Common Stock Purchase Plan during the first two quarters of 2004 and reinvested 50 percent of its dividends in additional shares of the Company's common stock. Due to its participation in the above referenced stock offering, Employers Mutual discontinued its participation in the plan for the third quarter of 2004 and has indicated that it will likely not participate in the plan during the fourth quarter of 2004.


LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

     The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to meet claims and expenses. The remainder of the investment portfolio, excluding investments in equity securities, is invested in securities with maturities that approximate the anticipated liabilities of the insurance issued. At June 30, 2004, approximately 23 percent of the Company's fixed maturity securities were in U.S. government or U.S. government agency issued securities. A variety of maturities are maintained in the Company's portfolio to assure adequate liquidity. The maturity structure of the fixed maturity investments is also established by the relative attractiveness of yields on short, intermediate and long-term securities. The Company does not invest in any high-yield debt investments (commonly referred to as junk bonds.)

     The Company considers itself to be a long-term investor and generally purchases fixed maturity investments with the intent to hold them to maturity. Despite this intent, the Company has historically classified a portion of its fixed maturity investments as available-for-sale securities to provide flexibility in the management of the portfolio. Since the third quarter of 1999, all newly acquired fixed maturity investments have been classified as available-for-sale securities to provide increased management flexibility.
The Company had unrealized holding gains, net of deferred taxes, on fixed maturity securities available-for-sale totaling $7,455,000 at June 30, 2004 and $15,779,000 at December 31, 2003. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as changing conditions warrant.

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

     The Company holds $5,535,000 and $4,758,000 in minority ownership interests in limited partnerships and limited liability companies at June 30, 2004 and December 31, 2003, respectively. The Company does not hold any other non-traded securities.

     The major ongoing sources of the Company's liquidity are insurance premium income, investment income and cash provided from maturing or liquidated investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt, and investment purchases.

     The Company generated positive cash flows from operations of $11,502,000 during the first half of 2004 compared to $9,937,000 for the same period in 2003.

     The Company's cash balance was $54,000 and ($14,069,000) at June 30, 2004 and December 31, 2003, respectively. The balance at December 31, 2003 reflects a $14,346,000 transfer of funds out of the cash account on December 31, 2003 to purchase a fixed maturity security; however, due to timing, the account does not reflect the corresponding transfer of cash into the account to fund the purchase. This timing difference resulted in the negative balance in the account.

     Pension liabilities reflected in the Company's financial statements totaled $87,000 (including $1,016,000 of additional minimum liability) at June 30, 2004 and $1,453,000 (including $1,016,000 of additional minimum liability) at December 31, 2003. The decline in the pension liability at June 30, 2004 is associated with a $2,424,000 pension plan contribution made during the second quarter of 2004. The intangible asset reflected in the Company's financial statements totaled $1,016,000 at both June 30, 2004 and December 31, 2003. Postretirement benefit liabilities reflected in the Company's financial statements totaled $9,386,000 and $8,512,000 at June 30, 2004 and December 31, 2003, respectively.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                  (Unaudited)

Capital Resources

     The Company had total cash and invested assets with a carrying value of $692.2 million and $676.9 million as of June 30, 2004 and December 31, 2003, respectively. The following table summarizes the Company's cash and invested assets as of the dates indicated:

                                                   June 30, 2004
                                        -----------------------------------
                                                                 Percent of
                                        Amortized                 total at
($ in thousands)                           cost     Fair value   fair value
                                        --------    ----------   ----------
Fixed maturities, held-to-maturity .... $ 46,751     $ 49,090        7.1%
Fixed maturities, available-for-sale ..  513,529      524,999       75.5
Equity securities, available-for-sale     41,689       53,161        7.7
Cash ..................................       54           54        0.0
Short-term investments ................   61,690       61,690        8.9
Other long-term investments ...........    5,535        5,535        0.8
                                        --------     --------      -----
                                        $669,248     $694,529      100.0%
                                        ========     ========      =====

                                                 December 31, 2003
                                        -----------------------------------
                                                                 Percent of
                                        Amortized                 total at
($ in thousands)                           cost     Fair value   fair value
                                        ---------   ----------   ----------
Fixed maturities, held-to-maturity .... $ 49,845     $ 53,854        7.9%
Fixed maturities, available-for-sale ..  499,511      523,786       76.9
Equity securities, available-for-sale     38,998       49,008        7.2
Cash ..................................  (14,069)     (14,069)      (2.0)
Short-term investments ................   63,568       63,568        9.3
Other long-term investments ...........    4,758        4,758        0.7
                                        --------     --------      -----
                                        $642,611     $680,905      100.0%
                                        ========     ========      =====

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                  (Unaudited)

     The amortized cost and estimated fair value of fixed maturities and equity securities at June 30, 2004 were as follows:

                                              Held-to maturity
                               ----------------------------------------------
                                             Gross        Gross     Estimated
                               Amortized   unrealized   unrealized     fair
($ in thousands)                  cost       gains        losses      value
                               ---------   ----------   ----------  ---------
U.S. treasury securities and
  obligations of U.S.
  government corporations
  and agencies .............   $  45,051   $    2,178   $        -  $  47,229
Mortgage-backed securities         1,700          162            -      1,862
                               ---------   ----------   ----------  ---------
    Total securities
      held-to-maturity .....   $  46,751   $    2,340   $        -  $  49,091
                               =========   ==========   ==========  =========

                                              Available-for sale
                               ----------------------------------------------
                                             Gross        Gross     Estimated
                               Amortized   unrealized   unrealized     fair
($ in thousands)                  cost       gains        losses      value
                               ---------   ----------   ----------  ---------
U.S. treasury securities and
  obligations of U.S.
  government corporations
  and agencies .............  $  107,617   $       10   $      490  $ 107,137
Obligations of states and
  political subdivisions ...     222,833        3,924        2,559    224,198
Mortgage-backed securities        17,577        1,487           16     19,048
Public utilities ...........      20,178        1,740           59     21,859
Corporate securities .......     145,324        8,133          700    152,757
                              ----------   ----------   ----------  ---------
    Total fixed maturity
      securities ...........     513,529       15,294        3,824    524,999
                              ----------   ----------   ----------  ---------
Equity securities ..........      41,689       11,887          415     53,161
                              ----------   ----------   ----------  ---------
    Total securities
      available-for-sale      $  555,218   $   27,181   $    4,239  $ 578,160
                              ==========   ==========   ==========  =========

     As of June 30, 2004, the Company had no material commitments for capital expenditures.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                  (Unaudited)

Investment Impairments and Considerations

    At June 30, 2004, the Company had three series of fixed maturity securities issued by MCI Communications Corporation with impaired book values. These bonds were received during the second quarter of 2004 in conjunction with a payout award received under a bankruptcy court approved "Plan of Reorganization." This payout was recorded as a tax-free exchange and the new bonds were assigned a book value equal to the book value of the defaulted bonds that were replaced ($5,509,000). The par value of the new bonds reflects the settlement amount of 79.2 cents per dollar ($4,552,000) and the fair value of the new bonds was $4,241,000 at the time of the payout. Based on these facts, a realized investment gain of $3,826,000 was recognized to offset the other-than-temporary impairment loss previously recognized in the second quarter of 2002 and an other-than-temporary impairment loss of $1,268,000 was recognized to reduce the book value of the new bonds to fair value at the time of the payout.

     At June 30, 2004, the Company had unrealized losses on held-to-maturity and available-for-sale securities as presented in the table below. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services. None of these securities are considered to be in concentrations by either security type or industry. The Company uses several factors to determine whether the carrying value of an individual security has been other-than-temporarily impaired. Such factors include, but are not limited to, the security's value and performance in the context of the overall markets, length of time and extent the security's fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. Based on these factors, and the Company's ability and intent to hold the fixed maturity securities until maturity, it was determined that the carrying value of these securities was not other-than-temporarily impaired at June 30, 2004. Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company's investments. Should a determination be made at some point in the future that these unrealized losses are other-than-temporary, the Company's earnings would be reduced by approximately $2,755,000, net of tax; however, the Company's financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company's financial statements as a component of stockholders' equity, net of deferred taxes.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                  (Unaudited)

     Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of June 30, 2004.

Description of securities        Fair value      Unrealized losses
-------------------------        ----------      -----------------
($ in thousands)
Fixed maturity securities:
  Less than six months ........   $215,480              $2,919
  Six to twelve months ........      7,715                 284
  Twelve months or longer .....     14,200                 621
                                  --------              ------
    Total fixed maturity
      securities ..............    237,395               3,824
                                  --------              ------
Equity securities:
  Less than six months ........      6,542                 413
  Six to twelve months ........          -                   -
  Twelve months or longer .....         16                   2
                                  --------              ------
    Total equity securities ...      6,558                 415
                                  --------              ------
      Total temporarily
        impaired securities ...   $243,953              $4,239
                                  ========              ======

     Following is a schedule of fixed maturity securities available-for-sale that are non-investment grade and have unrealized losses at June 30, 2004. As previously noted, the Company does not invest in junk bonds. The non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase. The percentages displayed are of the fair values of these securities to the total fair value of fixed maturity securities available-for-sale, and of the unrealized losses on these securities to the total gross unrealized losses on fixed maturity securities available-for-sale. This schedule does not include fixed maturity securities held-to-maturity due to the fact that none of these securities have unrealized losses or are below investment grade at June 30, 2004. This schedule also does not include the new MCI Communications Corporation bonds received during the second quarter of 2004 in conjunction with a bankruptcy court approved payout award. These bonds are currently not rated and are deemed to be non-investment grade, but had a fair value that was greater than book value at June 30, 2004.

                                                          Percent  Percent
                         Moody's                            of     of gross
                          bond     Carrying   Unrealized  market  unrealized
($ in thousands)         rating     value        Loss     value     losses
                         ------   ----------  ----------  -----   ----------
Potomac Edison ..........    BA1  $    2,513  $       59    0.5%        1.5%
                                  ==========  ==========  =====   ==========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                  (Unaudited)

     Following is a schedule of gross realized losses recognized in 2004, along with the associated book values and sales prices aged according to the length of time the underlying securities were in an unrealized loss position. This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc. The Company's equity portfolio is managed on a "tax-aware" basis, which generally results in sales of securities at a loss to offset sales of securities at a gain, thus minimizing the Company's income tax expense. Fixed maturity securities are generally held until maturity.

                                                                Gross
                                           Book       Sales    realized
($ in thousands)                           value      price      loss
                                         ---------  ---------  ---------
Fixed maturity securities
  available-for-sale:
    Three months or less ............... $   6,972  $   5,702  $   1,270
    Over three months to six months ....         -          -          -
    Over six months to nine months .....     2,600      2,550         50
    Over nine months to twelve months ..         -          -          -
    Over twelve months .................         -          -          -
                                         ---------  ---------  ---------
                                         $   9,572  $   8,252  $   1,320
                                         =========  =========  =========

Equity securities:

    Three months or less ............... $   6,392  $   5,848  $     544
    Over three months to six months ....       417        373         44
    Over six months to nine months .....       231        211         20
    Over nine months to twelve months ..         -          -          -
    Over twelve months .................     1,267      1,110        157
                                         ---------  ---------  ---------
                                         $   8,307  $   7,542  $     765
                                         =========  =========  =========

     The $1,270,000 of realized losses recognized on fixed maturity securities that were in an unrealized loss position for three months or less represents an other-than-temporary impairment loss recognized on a new series of bonds issued by MCI Communications Corporation in conjunction with a bankruptcy court approved payout award.


LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

     Employers Mutual has entered into various leases for branch office facilities with lease terms expiring through 2013. Employers Mutual also leases computer software under various operating lease agreements expiring through 2005. All lease costs are included as expenses under the pooling agreement after allocation of the portion of these expenses to the subsidiaries that do not participate in the pool. The following table shows the Company's significant contractual obligations as of June 30, 2004 under these non-cancelable operating leases.

                                           Payments due by period
                                ---------------------------------------------
                                       Less than    1-3      4-5    More than
                                Total    1 year    years    years    5 years
                                ------ ---------   ------   ------   --------
                                              ($ in thousands)
Contractual Obligations
Real estate operating leases    $6,813   $  523    $2,976   $1,479   $1,835
Software operating leases ..     1,183      808       375        -        -
                                ------   ------    ------   -------  ------
Total ......................    $7,996   $1,331    $3,351   $1,479   $1,835
                                ======   ======    ======   ======   ======

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                  (Unaudited)

     Estimated quaranty fund assessments of $1,380,000 and $1,089,000, which are used by states to pay claims of insolvent insurers domiciled in that state, have been accrued as of June 30, 2004 and 2003, respectively. The guaranty fund assessments are expected to be paid over the next two years with premium tax offsets of $1,674,000 expected to be realized within ten years of the payments. Estimated second injury fund assessments of $1,125,000 and $981,000, which are designed to encourage employers to employ a worker with a pre-existing disability, have been accrued as of June 30, 2004 and 2003, respectively. The second injury fund assessment accruals are based on projected loss payments. The periods over which the assessments will be paid is not known.

     The participants in the pooling agreement have purchased annuities from various companies to fund future payments that are fixed pursuant to specific claim settlement provisions. The Company, under the current terms of the pooling agreement, is contingently liable for 23.5 percent of these annuities. The Company believes that this contingent liability, which would only arise in the event that the issuing company would be unable to fulfill its obligations, would not have a material adverse effect on its financial condition or its net income.


NEW ACCOUNTING PRONOUNCEMENTS

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. In January 2004, the Financial Accounting Standards Board (FASB) issued Staff Position FAS No. 106-1 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Because of various uncertainties, including Employers Mutual's response to this legislation and the appropriate accounting methodology for this event, the Company elected to defer financial recognition of this legislation as permitted under FAS 106-1. In May 2004, the FASB issued Staff Position FAS No. 106-2 which is effective for interim and annual periods beginning after June 15, 2004. FAS No. 106-2 provides accounting guidance and disclosure requirements for the prescription drug subsidy established under the Act. The Company is currently evaluating the impact FSP No. 106-2 will have on net income.


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides issuers the opportunity to make cautionary statements regarding forward-looking statements. Accordingly, any forward-looking statement contained in this report is based on management's current expectations and actual results of the Company may differ materially from such expectations. The risks and uncertainties that may affect the actual results of the Company include but are not limited to the following: general volatility of the property and casualty insurance and reinsurance markets; catastrophic events and the occurrence of significant severe weather conditions; state and federal legislation and regulations; rate competition; changes in interest rates and the performance of financial markets; the adequacy of loss and settlement expense reserves, including asbestos and environmental claims; terrorist activities and federal solutions to make available insurance coverage for acts of terrorism; timely collection of amounts due under ceded reinsurance contracts; rating agency actions; and other risks and uncertainties inherent in the Company's business.

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

     Two categories of influence on market risk exist as it relates to financial instruments. First are systematic aspects, which relate to the investing environment and are out of the control of the investment manager. Second are non-systematic aspects, which relate to the construction of the investment portfolio through investment policies and decisions, and are under the direct control of the investment manager. Due to systematic changes, several components of market risk increased noticeably during 2002, 2003 and into 2004. For equity price risk, the poor performance of the markets during this period resulted in declines in the value of the Company's equity investments. This risk appears to have declined somewhat due to the recovery of the markets in the latter part of 2003 and into 2004. Credit quality risk rose, resulting in a decline in the value of several bond investments stemming from the many high-profile bankruptcies and other downgrade activities during this period. This risk also appears to be subsiding as general economic conditions continue to show signs of strengthening in 2004. Prepayment risk increased, primarily for the mortgage-backed securities, as declines in interest rates during this period accelerated the payment of higher-interest rate mortgages through re-financing activity. And finally, to a lesser extent, interest rate risk increased due to interest rates bottoming-out during this period. Future interest rate increases will result in a decline in the value of fixed maturity securities from their current values. Throughout all these systematic changes, the Company has continued its commitment to controlling non-systematic risk through sound investment policies and diversification.


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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES

     The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended June 30, 2004:
                     Issurer Purchases of Equity Securities
----------------------------------------------------------------------------
                  (a) Total   (b) Average  (c) Total     (d) Maximum Number
                  Number of    Price Paid   Number of     (or Approximate
                   Shares       Per Share   Shares (or    Dollar Value) of
                  (or Units)   (or Unit)    Units)        Shares (or Units)
                  Purchased                 Purchased as  that May Yet Be
                                            Part of       Purchased Under
                                            Publicly      The Plans or
                                            Announced     Programs
                                            Plans or
     Period                                 Programs
----------------  ----------- ---------    -------------  ------------------
4/1/04 - 4/30/04       111 (1)   $23.44         -                -

5/1/04 - 5/31/04       107 (1)    19.96         -                -

6/1/04 - 6/30/04    29,388 (1)    24.97         -                -
----------------  ----------- ---------    -------------  ------------------
Total               29,606       $24.95         -                -
                  =========== =========    =============  ==================

(1) All shares were purchased in the open market under the Company's dividend reinvestment and common stock purchase plan.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)  Annual Meeting of Stockholders
         EMC Insurance Group Inc.
         May 20, 2004

    (b) The following eight persons were elected to serve as directors of the Company for the ensuing year:

         George C. Carpenter, III       Margaret A. Ball
         David J. Fisher                Bruce G. Kelley
         George W. Kochheiser           Raymond A. Michel
         Fredrick A. Schiek             Joanne L. Stockdale

    (c)  Items voted upon and number of votes cast:

         1.  Election of directors
                                         Votes         Votes
                     Nominee            Cast for      Withheld
             ------------------------  ----------    ----------
             George C. Carpenter, III  11,128,166      49,587
             Margaret A. Ball          10,988,330     189,423
             David J. Fisher           11,129,616      48,137
             Bruce G. Kelley           10,987,178     190,575
             George W. Kochheiser      10,990,038     187,715
             Raymond A. Michel         11,149,742      28,011
             Fredrick A. Schiek        10,988,730     189,023
             Joanne L. Stockdale       11,028,969     148,784

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

    (c)  Items voted upon and number of votes cast(continued):

         2. Proposal to ratify the appointment of Ernst & Young LLP as the independent auditors of the Company:

               For 11,147,407    Against  25,121  Withheld  5,225
                   ----------            -------           ------

         3.  Proposal to ratify Restated Articles of Incorporation:

               For 11,139,405    Against  31,186  Withheld  7,162
                   ----------            -------           ------

             The total number of qualified shares voted by proxy was: 11,177,753

    (d)  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

    (b) An 8-K was filed on April 29, 2004 announcing the Company's financial results for the first quarter of 2004.

         An 8-K was filed on May 24, 2004 announcing the Company's declaration of a quarterly dividend of fifteen cents per share of common stock payable June 10, 2004 to shareholders of record as of June 3, 2004. The Company also announced the election of two new directors, Margaret A. Ball and Joanne L. Stockdale.

         An 8-K was filed on June 15, 2004 announcing second quarter 2004 reserve strengthening actions and estimated storm losses.

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




                              EMC INSURANCE GROUP INC.
                              Registrant



                              /s/  Bruce G. Kelley
                              ---------------------
                              Bruce G. Kelley
                              President & Chief Executive Officer



                              /s/  Mark E. Reese
                              ---------------------
                              Mark E. Reese
                              Vice President and
                              Chief Financial Officer

Date: August 13, 2004