Form 10-K/A
period 2003-12-31
EMC INSURANCE GROUP INC
filed 2004-09-27
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

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




                            EXPLANATORY NOTE

     EMC Insurance Group Inc. is filing this amendment on Form 10-K/A in response to comments received from the staff of the Securities and Exchange Commission (SEC) in connection with its review of EMC Insurance Group Inc.'s registration statement on Form S-1 (Registration No. 333-117406).

     This amendment makes changes to Part I - Item 1, "Business" and
Part II - Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The primary changes were made to clarify the critical accounting policies of the Company, expand the discussions relating to changes in loss and settlement expense reserve estimates of prior periods, expand the discussions relating to liquidity and capital resources and include a contractual obligations table.

     Unless otherwise stated, all information contained in this amendment is as of March 29, 2004, the filing date of the Company's original Annual Report on Form 10-K.

                               TABLE OF CONTENTS

Part I
Item 1.  Business ........................................................   2
Item 2.  Properties ......................................................  28
Item 3.  Legal Proceedings ...............................................  28
Item 4.  Submission of Matters to a Vote of Security Holders .............  28

Part II
Item 5.  Market for Registrant's Common Equity and
            Related Stockholder Matters ..................................  28
Item 6.  Selected Financial Data .........................................  28
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..........................  28
Item 7A. Quantitative and Qualitative Disclosures about Market Risk ......  28
Item 8.  Financial Statements and Supplementary Data .....................  29
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ..........................  29
Item 9A. Controls and Procedures .........................................  29

Part III
Item 10. Directors and Executive Officers of the Registrant ..............  29
Item 11. Executive Compensation ..........................................  30
Item 12. Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters ...............  30
Item 13. Certain Relationships and Related Transactions ..................  31
Item 14. Principal Accounting Fees and Services ..........................  31

Part IV
Item 15. Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K ..................................................  32
Index to Financial Statement Schedules ...................................  32
Signatures ...............................................................  35
Index to Exhibits ........................................................  44

                                    PART I


ITEM 1.   BUSINESS.
-------   ---------
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
                                     ============  ============  ============

     During the three years ended December 31, 2003, the Company experienced adverse development in the provision for insured events of prior years. The majority of this adverse development has come from the property and casualty insurance segment, primarily in the workers' compensation line of business. Following are the significant issues and trends that the Company has identified as contributors to this adverse development.

     Workers' compensation claim severity has increased significantly over the past five years, with the projected ultimate average claim amount increasing approximately 67 percent over the five year period. An increase of this magnitude has made the establishment of adequate case reserves challenging. A review of the Company's claims data indicates that claims adjusters have recently underestimated medical costs and the length of time injured workers are away from work. In addition, partial disability benefits have been underestimated or unanticipated. Large increases in drug costs and the availability and utilization of new and costly medical procedures have contributed to rapidly escalating medical costs.

     Construction defect claims arising from general liability policies issued to contractors have increased significantly during the past three years. States with significant construction defect losses include Alabama, Arizona, California, Colorado, Nevada and Texas.

     Large umbrella claims have recently contributed to the adverse development experienced in the other liability line of business. The Company's pattern of increasing umbrella claims severity is believed to be generally consistent with industry umbrella severity trends. Also contributing to overall umbrella reserve development is an increase in claims arising from underlying general liability policies associated with claims arising from commercial auto policies.

     Legal expenses for the other liability line of business have also increased rapidly over the past three years, with defense costs increasing at an average rate of approximately 15 percent per year. This increase in legal expenses has occurred despite a reduction in the number of new lawsuits.

     The Company has also noticed increased attorney involvement in uninsured and underinsured motorist claims. Under recent privacy constraints, claimant medical information is often not forthcoming, which contributes to the difficulty in establishing adequate case reserves for these types of claims.

     Following is a detailed analysis of the adverse development the Company has experienced during the past three years.

Year ended December 31, 2003
----------------------------
Property and casualty insurance segment
---------------------------------------
     For the property and casualty insurance segment, the December 31, 2003 estimate of loss and settlement expense reserves for accident years 2002 and prior increased $9,015,000 from the estimate at December 31, 2002. This increase represents 3.9 percent of the December 31, 2002 carried reserves and is attributed to a combination of newly reported claims in excess of carried IBNR reserves, development on case reserves of previously reported claims, and bulk reserve strengthening. None of the adverse development experienced in 2003 is associated with changes in the key actuarial assumptions utilized to estimate loss and settlement expense reserves, although a shortage in workers' compensation individual case reserves led to the establishment of a bulk case reserve for that line of business.

     The emergence of IBNR claims in excess of carried IBNR reserves resulted in approximately $3,977,000 of adverse development in 2003. The most significant development occurred in the workers' compensation ($1,742,000), other liability ($1,565,000) and commercial auto liability ($659,000), lines of business. Approximately 85 percent of the workers' compensation adverse development was from accident years 1998 - 2002. The other liability development is primarily attributed to construction defect and asbestos claims for accident years prior to 1998, with modest downward development for accident years 1998 - 2002. For commercial auto, the upward development arose mainly from accident years 1998 - 2001, with 2002 developing downward. For all other lines combined, IBNR reserves developed modestly upward with no significant variations.

     Reserves on previously reported claims also developed upward in 2003 by
approximately $3,529,000.   Adverse case reserve development occurred
primarily in the workers' compensation ($7,234,000) and commercial auto liability ($1,562,000) lines of business. Partially offsetting these two lines was favorable development in the remaining lines, most notably other liability ($1,520,000), property ($1,324,000) and auto physical damage ($1,193,000). About 80 percent of the workers' compensation adverse development came from the latest four accident years. For all lines combined, the latest four accident years developed upward by $3,800,000, with the prior accident years combined developing modestly downward.

     The Company also strengthened IBNR reserves in 2003 in response to the results of a regularly-scheduled actuarial analysis, which indicated a higher ratio of IBNR emergence in relation to premiums earned than the 2002 review. The portion of IBNR reserve strengthening allocated to prior accident years totaled $1,980,000. The largest indicated increase in IBNR reserves was in the other liability line of business, where strengthening totaled $1,428,000. Relatively minor strengthening also occurred in the other lines of business, the greatest of which was workers' compensation ($238,000).

     As previously noted, case reserves for the property and casualty insurance segment developed upward during 2003, which represented a significant change from the historical development pattern. To supplement the individual case reserves, the Company established a bulk case reserve for the workers' compensation line of business, which was primarily responsible for the adverse development. The portion of this bulk reserve allocated to prior accident years was $917,000. This action does not represent a change in assumptions, but rather a reaction to a change in circumstances that occurred in 2003. Prior to 2003, there was no indication that overall case reserves were inadequate.

     Settlement expense reserves were also strengthened during 2003. Actuarial analyses completed in 2003 indicated generally higher ultimate expense to loss ratios for the other liability line of business, along with higher estimates of ultimate losses than during 2002. Accordingly, the Company strengthened settlement expense reserves, with $1,597,000 of the increase allocated to prior accident years.

     The above results reflect reserve development on a direct basis. During 2003, ceded losses for prior accident years increased $3,224,000. Approximately three-fourths of the increase was in the other liability, workers' compensation and surety bond lines of business, primarily as a result of large claims exceeding the Company's excess of loss treaties' retentions. The impact of the increase in reinsurance recoveries was to offset some of the adverse development on direct business described above.

     The Company also experienced $410,000 of adverse development on involuntary pools during 2003. This development affected the auto and workers' compensation lines of business. Since involuntary pool reserves are booked as reported (except for a lag in IBNR reserves), this development did not result from any change in actuarial assumptions.

Reinsurance Segment
-------------------
     For the reinsurance segment, the December 31, 2003 estimate of loss and settlement expense reserves for accident years 2002 and prior decreased $1,539,000 from the estimate at December 31, 2002. This decrease represents
1.5 percent of the December 31, 2002 carried reserves and is primarily attributed to the 2002 accident year in the HORAD book of business, which developed downward by $3,139,000. Much of this favorable development can be attributed to reported policy year 2002 losses that were approximately $3,200,000 below 2002 implicit projections. HORAD accident years 2001 and prior developed upward approximately $1,190,000. Reserve strengthening implemented in 2003 in response to an independent consultant's analysis of the reinsurance segment's exposure to asbestos exposures resulted in $326,000 of adverse development. The remainder of the upward development arose from the accident years 1997 - 2001, primarily from casualty and marine losses.

     MRB reserves developed upward by $411,000 in 2003. Most of this development arose from accident years 1995 - 1999 and is attributed to construction defect claims arising from an account that has been in runoff since 2000.

     The reserve development experienced in 2003 did not result from any changes in the key actuarial assumptions utilized to estimate loss and settlement expense reserves.


Year ended December 31, 2002
----------------------------
Property and casualty insurance segment
---------------------------------------
     For the property and casualty insurance segment, the December 31, 2002 estimate of loss and settlement expense reserves for accident years 2001 and prior increased $4,645,000 from the estimate at December 31, 2001. This increase represents 2.1 percent of the December 31, 2001 carried reserves and is attributed to three sources: direct IBNR reserves, involuntary pools and contingent salary plan reserves. None of the adverse development experienced in 2002 is associated with changes in the key actuarial assumptions utilized to estimate loss and settlement expense reserves.

     The emergence of IBNR claims in excess of carried IBNR reserves (before consideration of IBNR reserve strengthening) resulted in approximately $1,332,000 of adverse development in 2002. On a direct basis, adverse IBNR development occurred in the surety bond ($914,000), workers' compensation ($905,000) and property ($587,000) lines of business. More than 90 percent of the bond and property development arose from the latest two accident years and about 85 percent of the workers' compensation development arose from the latest five accident years. For all other lines, IBNR reserves developed downward.

     The Company also strengthened direct IBNR reserves in 2002, with $945,000 of this strengthening allocated to prior accident years. This reserve strengthening was implemented in response to an actuarial analysis that indicated a higher ratio of IBNR emergence in relation to premiums earned than the prior review completed in 2001. The largest indicated increase was in the other liability line of business, with minor adjustments being made in the other lines of business.

     Reserves on previously reported claims developed downward by approximately $2,411,000 in 2002. The favorable case reserve development was primarily in the auto physical damage ($1,973,000) and property ($1,513,000) lines of business, with smaller contributions from other liability ($844,000), homeowners ($837,000) and bonds ($433,000). Only the workers' compensation line of business showed substantial adverse case reserve development ($2,724,000), which partially offset the downward development in the other lines. Over 90 percent of the workers' compensation adverse case reserve development was from the latest two accident years. Excluding workers' compensation, 70 percent of the other lines' favorable case reserve development arose from accident years 1997 - 2001.

     Reserves for asbestos and pollution exposures were strengthened by $3,126,000 during 2002. The asbestos strengthening was implemented in response to an independent consultant's ground up study of asbestos exposures that was completed in early 2003 and increased total direct asbestos reserves to the consultant's point estimate. Pollution reserves were increased to achieve a targeted three-year survival ratio in the neighborhood of twelve. The reserve strengthening for asbestos and pollution primarily affected the other liability line of business. These reserves relate primarily to exposures from mid-1980 and prior.

     Settlement expense reserves were also strengthened during 2002. An important assumption in the actuarial settlement expense methodology is stability over time in the development pattern of the settlement expense to loss ratio, which would result in stable projected ratios of ultimate settlement expenses to ultimate losses from one evaluation to the next. However, actuarial analyses in 2002 indicated generally higher estimated ultimate ratios of settlement expense to loss for the other liability line of business than in 2001. As a result, settlement expense reserves were strengthened, with approximately $635,000 allocated to prior accident years. This strengthening did not result from a change in assumptions, but rather from a change in the indicated reserve arising from the data entering the standard calculations.

     Additional adverse development resulted from involuntary pool business and the implementation of an employee contingent salary plan in 2002. The Company records the reserves reported by the management of the involuntary pools, along with a reserve for a lag in reporting. In 2002, these bookings resulted in modest upward development of $400,000. This development affected the auto and workers' compensation lines of business. Employers Mutual implemented a contingent salary plan in 2002 and $400,000 of the reserve established for this plan at December 31, 2002 was allocated to settlement expenses for prior accident years. This reserve is allocated to all lines of business.

Reinsurance segment
-------------------
     For the reinsurance segment, the December 31, 2002 estimate of loss and settlement expense reserves for accident years 2001 and prior increased $2,353,000 from the estimate at December 31, 2001. This increase represents
2.6 percent of the December 31, 2001 carried reserves. Virtually all of the increase came from the MRB pool. Accident years 1995 - 1999 accounted for about 85 percent of the development, with the majority of it coming from construction defect claims arising from an account that has been in runoff since 2000.

     HORAD reserves developed slightly upward ($61,000) in 2002. Accident year 2001 developed upward by $2,160,000. This is partially due to reported policy year 2001 losses that exceeded implicit 2001 projections by approximately $1,000,000. The remainder can be attributed to a substantial increase in estimated policy year 2001 premiums during 2002. Accident years

2000 and prior developed downward by $2,100,000. Accident years 1981 - 1987 contributed $500,000 of favorable development from reductions in indicated development factors. Another $526,000 was due to a reduction in IBNR reserves booked as reported for a large marine contract. Most of the remainder can be attributed to a 2002 decision to reallocate a modest amount of IBNR between accident years. The overall reinsurance target reserve level is the upper quartile of the indicated reserve range; a decision was made in 2002 to reserve prior accident years nearer the middle of their respective ranges and to reserve the latest policy year more conservatively. This decision was made in recognition of the fact that the latest policy year has the most uncertainty. This action did not affect the total reserve level because the overall upper quartile target was maintained.

     The reserve development experienced in 2002 did not result from any changes in the key actuarial assumptions utilized to estimate loss and settlement expense reserves.


Year ended December 31, 2001
----------------------------
Property and casualty insurance segment
---------------------------------------
     During 2001, the property and casualty insurance segment experienced modest adverse reserve development of $1,192,000. Before taking into account a strengthening of IBNR reserves, the emergence of IBNR claims in excess of carried IBNR reserves resulted in adverse development of $6,623,000. The bulk of this adverse IBNR development occurred in the other liability ($4,849,000) and workers' compensation ($1,562,000) lines of business. More than 80 percent of the workers' compensation development was from accident years 1996 - 2000 and 90 percent of the other liability development arose from accident years 1991 - 2000. The adverse development on IBNR claims is not due to any change in actuarial assumptions; rather, emerged IBNR losses during 2001 plus the year-end 2001 prior years' IBNR reserve (before IBNR reserve strengthening), which is allocated to accident years by formula, exceeded the 2000 IBNR reserve.

     Reserves on previously reported claims developed downward by $7,304,000; the lines of business with the greatest favorable case reserve development were other liability ($4,427,000), property ($3,113,000), and auto physical damage ($2,127,000). More than 90 percent of the property and auto physical damage and two-thirds of the other liability favorable development came from the latest three accident years. Case reserves for the commercial auto liability and workers' compensation lines of business developed upward by $2,827,000 and $926,000, respectively, offsetting a portion of the downward development from other lines. Almost 95 percent of the commercial auto liability adverse development arose from the latest three accident years, and accident years 1999 and 2000 were responsible for the workers' compensation adverse development, with prior accident years developing downward overall. The overall favorable development on previously reported claims resulted from the claim department's re-evaluation of individual claims during 2001 based on the latest information available, not from any change in assumptions.

     In addition to the above, the Company strengthened direct IBNR reserves. An assumption in estimating IBNR reserves is that the ratio of emerged IBNR losses to prior year premiums earned (adjusted for rate level changes) will remain constant. However, an actuarial analysis in 2001 indicated a higher ratio than the prior review in 2000. In response to this analysis, IBNR reserves were strengthened, with $2,086,000 of the strengthening allocated to prior accident years. The vast majority of the increase occurred in the other liability line of business ($2,056,000). This strengthening did not result from a change in assumptions, but rather from a change in the indicated reserve arising from the updated data entering the standard calculations in 2001.

Reinsurance segment
-------------------
     The reinsurance segment experienced $3,975,000 of adverse reserve development in 2001. Almost 75 percent of this development arose from the MRB pool and is primarily associated with accident years 1998 - 2000. Accident years 1997 and prior developed upward less than $200,000. The 1998
- 1999 development was due largely to casualty losses, including construction defect claims arising from one account which has been in runoff since 2000. The accident year 2000 development included late 1999 winter storm losses reported during 2000.

     The HORAD book of business experienced upward development of $1,050,000. Accident year 2000 developed upward by approximately $4,924,000, primarily due to reported policy year losses that exceeded projections implicit in year-end 2000 development factors by approximately $3,900,000. Accident years 1999 and prior developed downward by $3,874,000 primarily due to reductions in the industry development factors used for casualty projections ($1,500,000), reductions in projection factors for accident years
1981 - 1987 ($1,200,000) and a reduction in IBNR reserves that was booked as reported for a large marine contract ($700,000).

     The above development was not due to any change in actuarial assumptions but instead resulted from reported losses and updated projection factors.

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

                                   PART IV
                                   -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------
(a)  List of Financial Statements and Schedules.

     1.  Financial Statements
                                                                         Page
                                                                         ----
         Report of Ernst & Young LLP, Independent Registered
           Public Accounting Firm ....................................    32*
         Consolidated Balance Sheets, December 31, 2003 and 2002 .....    33*
         Consolidated Statements of Income for the years ended
            December 31, 2003, 2002 and 2001 .........................    35*
         Consolidated Statements of Comprehensive Income for the
            Years ended December 31, 2003, 2002 and 2001 .............    36*
         Consolidated Statements of Stockholders' Equity for the
            Years ended December 31, 2003, 2002 and 2001 .............    37*
         Consolidated Statements of Cash Flows for the years ended
            December 31, 2003, 2002 and 2001 .........................    38*
         Notes to Consolidated Financial Statements ..................  40-68*

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

     2.  Schedules                                                   Form 10-K
                                                                        Page
                                                                        ----
         Report of Ernst & Young LLP, Independent Registered
           Public Accounting Firm, On Schedules .......................   36
         Schedule I   - Summary of Investments - Other Than
                        Investments in Related Parties ...............   37
         Schedule II  - Condensed Financial Information of Registrant    38
         Schedule III - Supplementary Insurance Information ..........   41
         Schedule IV  - Reinsurance ..................................   42
         Schedule VI  - Supplemental Information Concerning
                          Property-Casualty Insurance Operations .....   43

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

    21.  Subsidiaries of the Registrant.

    23. Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, with respect to Forms S-8
         (Registration Nos. 33-49335, 33-49337, 333-104469, 333-45279
         and 333-103722) and Form S-3 (Registration no. 33-34499).

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

     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 2004.


                        EMC INSURANCE GROUP INC.


                        /s/ Bruce G. Kelley
                        -----------------------
                        Bruce G. Kelley
                        President and
                        Chief Executive Officer


                        /s/ Mark E. Reese
                        -----------------------
                        Mark E. Reese
                        Vice President - Chief Financial Officer
                        (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 27, 2004.


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

                        /s/ Mark E. Reese
                        ------------------------
                        George W. Kochheiser*

                        Chairman of the Board

                        /s/ Mark E. Reese
                        ------------------------
                        Raymond A. Michel*
                        Director

                        /s/ Mark E. Reese
                        ------------------------
                        Fredrick A. Schiek*
                        Director


* by power of attorney

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


     We have audited the consolidated financial statements of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 27, 2004 (included elsewhere in this Amended Annual Report on Form 10-K/A). Our audits also included the financial statement schedules listed in Item 15(a)2 of this Amended Annual Report on Form 10-K/A. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




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

                     EMC Insurance Group Inc. and Subsidiaries

                              Index to Exhibits


  Exhibit
  number                       Item                              Page number
 --------                      ----                              -----------
  10(b)     2003 Senior Executive Compensation Bonus Program.       45-49

  10(c)     EMC Insurance Companies reinsurance
            pooling agreement between Employers
            Mutual Casualty Company and certain of
            its affiliated companies, as amended.                   50-77

  10(e)     2003 Executive Contingent Salary Plan - EMC
            Reinsurance Company.                                    78-79

  10(n)     Employers Mutual Casualty Company Executive
            Non-Qualified Excess Plan.                              80-109

  13(a)     Selected Financial Data.                                 110

  13(b)     Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations.                                         111-149

  13(c)     Consolidated Financial Statements and
            Supplementary Data.                                    150-187

  13(d)     Stockholder Information.                                 188

  21        Subsidiaries of the Registrant.                          189

  23        Consent of Ernst & Young LLP, Independent Registered
            Public Accounting Firm                                   190

  24        Power of Attorney.                                       191

  31.1      Certification of President and Chief Executive
            Officer as required by Section 302 of the Sarbanes-
            Oxley Act of 2002.                                     192-193

  31.2      Certification of Vice President and Chief Financial
            Officer as required by Section 302 of the Sarbanes-
            Oxley Act of 2002.                                     194-195

  32.1      Certification of the President and Chief Executive
            Officer pursuant to 18 U.S.C. Section 1350, as
            Adopted pursuant to Section 906 of the Sarbanes-
            Oxley Act of 2002.                                        196

  32.2 Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as
            Adopted pursuant to Section 906 of the Sarbanes-
            Oxley Act of 2002.                                        197