Form 10-Q
period 2004-09-30
EMC INSURANCE GROUP INC
filed 2004-11-12
CIK 356130

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended SEPTEMBER 30, 2004
                                   ------------------


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at October 29, 2004
                  -----                      -------------------------------

     Common stock, $1.00 par value                     13,564,153


Total pages    48
             ------

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                (Unaudited)

                                                  September 30,  December 31,
                                                       2004          2003
                                                  -------------  ------------
ASSETS
Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
      (fair value $16,541,150 and $21,167,655) ... $ 15,454,308  $ 19,423,013
    Securities available-for-sale, at fair value
      (amortized cost $470,364,157 and
      $382,326,388) ..............................  492,665,562   405,758,798
  Fixed maturity securities on loan:
    Securities held-to-maturity, at amortized cost
      (fair value $23,925,936 and $32,686,769) ...   23,064,082    30,422,335
    Securities available-for-sale, at fair value
      (amortized cost $68,298,857 and
       $117,184,150) .............................   68,696,468   118,026,960
  Equity securities available-for-sale, at fair
    value (cost $42,105,590 and $38,998,075) .....   53,037,428    49,008,498
  Other long-term investments, at cost ...........    5,233,448     4,758,019
  Short-term investments, at cost ................   49,334,579    63,568,064
                                                   ------------  ------------

        Total investments ........................  707,485,875   690,965,687

Balances resulting from related party transactions
  with Employers Mutual:
    Reinsurance receivables ......................   18,907,928    15,861,754
    Prepaid reinsurance premiums .................    4,068,335     3,297,228
    Intangible asset, defined benefit
      retirement plan ............................    1,016,492     1,016,492
    Other assets .................................    2,915,555     1,857,284
    Indebtedness of related party ................   21,332,660             -

Cash .............................................      139,137   (14,069,102)
Accrued investment income ........................    8,009,927     7,821,652
Accounts receivable (net of allowance for
  uncollectible accounts of $0 and $0) ...........      352,243       379,423
Income taxes recoverable .........................    2,377,884             -
Deferred policy acquisition costs ................   30,821,003    26,737,784
Deferred income taxes ............................   11,018,838    10,345,429
Goodwill, at cost less accumulated amortization
  of $2,616,234 and $2,616,234 ...................      941,586       941,586
Securities lending collateral ....................   95,076,692   154,556,758
                                                   ------------  ------------

        Total assets ............................. $904,464,155  $899,711,975
                                                   ============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                (Unaudited)

                                                  September 30,  December 31,
                                                       2004          2003
                                                  -------------  ------------
LIABILITIES
Balances resulting from related party transactions
  with Employers Mutual:
    Losses and settlement expenses ............... $408,575,101  $367,923,881
    Unearned premiums ............................  144,163,805   124,832,607
    Other policyholders' funds ...................    2,094,794     1,390,594
    Surplus notes payable ........................   36,000,000    36,000,000
    Indebtedness to related party ................            -     2,175,118
    Employee retirement plans ....................   10,051,235     9,965,600
    Other liabilities ............................   18,559,689    19,336,366

Income taxes payable .............................            -     2,780,500
Securities lending obligation ....................   95,076,692   154,556,758
                                                   ------------  ------------
        Total liabilities ........................  714,521,316   718,961,424
                                                   ------------  ------------


STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000
  shares; issued and outstanding, 11,563,694
  shares in 2004 and 11,501,065 shares in 2003 ...   11,563,694    11,501,065
Additional paid-in capital .......................   70,468,709    69,113,228
Accumulated other comprehensive income ...........   21,860,055    22,285,668
Retained earnings ................................   86,050,381    77,850,590
                                                   ------------  ------------
        Total stockholders' equity ...............  189,942,839   180,750,551
                                                   ------------  ------------
        Total liabilities and stockholders' equity $904,464,155  $899,711,975
                                                   ============  ============


See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)


All balances presented below, with the exception of net investment income, realized investment gains and income tax expense (benefit), are the result of related party transactions with Employers Mutual.

                               Three months ended       Nine months ended
                                  September 30,           September 30,
                            ----------------------- -------------------------
                                2004        2003        2004         2003
                            ----------- ----------- ------------ ------------
REVENUES
  Premiums earned ..........$87,587,991 $84,210,207 $255,030,560 $246,569,873
  Net investment income ....  7,683,052   7,013,882   21,822,692   22,247,862
  Realized investment gains   1,048,118   1,174,178    4,629,753       10,977
  Other income .............    136,227     195,993      477,818      628,151
                            ----------- ----------- ------------ ------------
                             96,455,388  92,594,260  281,960,823  269,456,863
                            ----------- ----------- ------------ ------------
LOSSES AND EXPENSES
  Losses and settlement
    expenses ............... 65,691,564  56,508,783  180,300,190  169,357,490
  Dividends to policyholders  1,127,104     912,633    2,990,727    2,529,162
  Amortization of deferred
    policy acquisition costs 18,297,179  17,503,086   54,617,002   52,829,948
  Other underwriting
    expenses ...............  9,107,443   8,132,401   24,382,312   22,518,566
  Interest expense .........    278,100     278,100      834,300    1,042,166
  Other expenses ...........    312,248     336,443    1,055,203    1,293,649
                            ----------- ----------- ------------ ------------
                             94,813,638  83,671,446  264,179,734  249,570,981
                            ----------- ----------- ------------ ------------
    Income before income
      tax expense (benefit)   1,641,750   8,922,814   17,781,089   19,885,882
                            ----------- ----------- ------------ ------------
INCOME TAX EXPENSE (BENEFIT)
    Current ................    239,091   3,117,497    4,551,829    6,015,043
    Deferred ...............   (455,801)   (576,787)    (444,231)    (387,135)
                            ----------- ----------- ------------ ------------
                               (216,710)  2,540,710    4,107,598    5,627,908
                            ----------- ----------- ------------ ------------
        Net income .........$ 1,858,460 $ 6,382,104 $ 13,673,491 $ 14,257,974
                            =========== =========== ============ ============

Net income per common
  share - basic and diluted $       .16 $       .56 $       1.18 $       1.25
                            =========== =========== ============ ============

Dividends per common share  $       .15 $       .15 $        .45 $        .45
                            =========== =========== ============ ============

Average number of common
  shares outstanding - basic
  and diluted .............. 11,561,870  11,471,458   11,547,544   11,439,176
                            =========== =========== ============ ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                               Three months ended       Nine months ended
                                  September 30,           September 30,
                             ----------------------- -----------------------
                                 2004        2003        2004       2003
                             ----------- ----------- ----------- -----------
Net income ................. $ 1,858,460 $ 6,382,104 $13,673,491 $14,257,974

OTHER COMPREHENSIVE INCOME
  Unrealized holding
    gains (losses) arising
    during the period,
    before deferred income
    tax expense (benefit) ..  11,736,949  (2,628,828)  3,965,865   8,739,223
  Deferred income tax
    expense (benefit) ......   4,107,932    (920,092)  1,388,053   3,058,728
                             ----------- ----------- ----------- -----------
                               7,629,017  (1,708,736)  2,577,812   5,680,495
                             ----------- ----------- ----------- -----------
  Reclassification
    adjustment for gains
    included in net income,
    before income tax
    expense ................  (1,048,118) (1,174,178) (4,620,654)    (10,244)
  Income tax expense .......     366,841     410,962   1,617,229       3,585
                             ----------- ----------- ----------- -----------
                                (681,277)   (763,216) (3,003,425)     (6,659)
                             ----------- ----------- ----------- -----------
        Other comprehensive
          income (loss) ....   6,947,740  (2,471,952)   (425,613)  5,673,836
                             ----------- ----------- ----------- -----------
        Total comprehensive
          income ........... $ 8,806,200 $ 3,910,152 $13,247,878 $19,931,810
                             =========== =========== =========== ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                      Nine months ended
                                                        September 30,
                                                  --------------------------
                                                      2004          2003
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .................................... $ 13,673,491  $ 14,257,974
                                                  ------------  ------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Balances resulting from related party
        transactions with Employers Mutual:
          Losses and settlement expenses ........   40,651,220    25,899,593
          Unearned premiums .....................   19,331,198    21,748,744
          Other policyholders' funds ............      704,200       585,255
          Indebtedness to related party .........  (23,507,778)  (21,198,633)
          Employee retirement plans .............       85,635     1,433,824
          Reinsurance receivables ...............   (3,046,174)   (3,389,500)
          Prepaid reinsurance premiums ..........     (771,107)   (2,978,904)
          Commissions payable ...................      (40,818)      569,978
          Interest payable ......................            -    (1,281,166)
          Prepaid assets ........................     (769,358)   (1,070,154)

      Deferred policy acquisition costs .........   (4,083,219)   (4,129,365)
      Accrued investment income .................     (188,275)    2,132,125
      Accrued income taxes:
        Current .................................   (5,158,386)      615,032
        Deferred ................................     (444,231)     (387,135)
      Realized investment gains .................   (4,629,753)      (10,977)
      Other, net ................................     (839,968)     (421,683)
                                                  ------------  ------------
                                                    17,293,186    18,117,034
                                                  ------------  ------------
         Net cash provided by
              operating activities .............. $ 30,966,677  $ 32,375,008
                                                  ------------  ------------

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                  (Unaudited)

                                                      Nine months ended
                                                        September 30,
                                                  --------------------------
                                                      2004          2003
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities of fixed maturity securities
    held-to-maturity ............................ $ 11,328,683  $  4,815,628
  Purchases of fixed maturity securities
    available-for-sale .......................... (581,640,239) (540,980,844)
  Disposals of fixed maturity securities
    available-for-sale ..........................  546,068,315   525,372,420
  Purchases of equity securities
    available-for-sale ..........................  (26,995,502)  (27,898,895)
  Disposals of equity securities
    available-for-sale ..........................   24,777,839    23,402,039
  Purchase of other long-term investments .......   (2,124,000)   (1,121,380)
  Disposal of other long-term investments .......    1,648,571       441,072
  Net sales (purchases) of short-term investments   14,233,485   (11,977,814)
                                                  ------------  ------------
      Net cash used in investing activities .....  (12,702,848)  (27,947,774)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Balances resulting from related party
    transactions with Employers Mutual:
      Issuance of common stock through Employers
        Mutual's stock option plans .............    1,418,110     1,806,707
      Dividends paid to Employers Mutual ........   (4,198,218)   (4,132,584)
      Dividends paid to Employers Mutual
        (reimbursement for non-GAAP expense) ....     (274,964)     (494,378)

  Dividends paid to public stockholders .........   (1,000,518)   (1,016,983)
                                                  ------------  ------------
      Net cash used in financing activities .....   (4,055,590)   (3,837,238)
                                                  ------------  ------------
NET INCREASE IN CASH ............................   14,208,239       589,996
Cash at beginning of year .......................  (14,069,102)     (119,097)
                                                  ------------  ------------
Cash at end of quarter .......................... $    139,137  $    470,899
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

     In reading these financial statements, reference should be made to the Company's 2003 amended Form 10-K for more detailed footnote information.



2.  REINSURANCE

     The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three and nine months ended
September 30, 2004 and 2003 is presented below.

                                        Three months ended September 30,
                                        --------------------------------
                                             2004             2003
                                        --------------     -------------
Premiums written
    Direct ............................   $ 54,554,679     $ 58,602,674
    Assumed from non-affiliates .......        989,903          879,138
    Assumed from affiliates ...........    104,138,664       99,238,676

    Ceded to non-affiliates ...........     (5,102,294)      (4,467,602)
    Ceded to affiliates ...............    (54,554,679)     (58,602,674)
                                          ------------     ------------
      Net premiums written ............   $100,026,273     $ 95,650,212
                                          ============     ============
Premiums earned
    Direct ............................   $ 48,624,217     $ 54,366,209
    Assumed from non-affiliates .......        936,241          889,836
    Assumed from affiliates ...........     91,391,212       87,008,376
    Ceded to non-affiliates ...........     (4,739,462)      (3,688,005)
    Ceded to affiliates ...............    (48,624,217)     (54,366,209)
                                          ------------     ------------
      Net premiums earned .............   $ 87,587,991     $ 84,210,207
                                          ============     ============
Losses and settlement expenses incurred
    Direct ............................   $ 38,493,262     $ 46,630,264
    Assumed from non-affiliates .......      1,329,683          777,484
    Assumed from affiliates ...........     66,286,471       59,668,579
    Ceded to non-affiliates ...........     (1,924,590)      (3,937,280)
    Ceded to affiliates ...............    (38,493,262)     (46,630,264)
                                          ------------     ------------
      Net losses and settlement
        expenses incurred .............   $ 65,691,564     $ 56,508,783
                                          ============     ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)


                                        Nine months ended September 30,
                                        -------------------------------
                                              2004            2003
                                        --------------    -------------
Premiums written
    Direct ............................   $151,338,158    $175,697,066
    Assumed from non-affiliates .......      3,082,002       2,693,784
    Assumed from affiliates ...........    284,325,432     275,822,223
    Ceded to non-affiliates ...........    (13,717,647)    (12,255,050)
    Ceded to affiliates ...............   (151,338,158)   (175,697,066)
                                          ------------    ------------
      Net premiums written ............   $273,689,787    $266,260,957
                                          ============    ============
Premiums earned
    Direct ............................   $149,258,970    $165,914,751
    Assumed from non-affiliates .......      2,988,694       2,563,065
    Assumed from affiliates ...........    264,988,406     253,282,957
    Ceded to non-affiliates ...........    (12,946,540)     (9,276,149)
    Ceded to affiliates ...............   (149,258,970)   (165,914,751)
                                          ------------    ------------
      Net premiums earned .............   $255,030,560    $246,569,873
                                          ============    ============
Losses and settlement expenses incurred
    Direct ............................   $ 91,628,768    $117,667,043
    Assumed from non-affiliates .......      2,261,168       2,322,964
    Assumed from affiliates ...........    184,539,575     174,495,258
    Ceded to non-affiliates ...........     (6,500,553)     (7,460,732)
    Ceded to affiliates ...............    (91,628,768)   (117,667,043)
                                          ------------    ------------
      Net losses and settlement
        expenses incurred .............   $180,300,190    $169,357,490
                                          ============    ============

3.  STOCK BASED COMPENSATION

    The Company accounts for Employers Mutual's stock option plans using the recognition and measurement principles of the intrinsic value method (APB 25). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to Employers Mutual's stock option plans:

                                 Three months ended       Nine months ended
                                    September 30,           September 30,
                               ---------------------  ------------------------
                                  2004       2003         2004         2003
                               ---------- ----------  -----------  -----------
Net income, as reported ...... $1,858,460 $6,382,104  $13,673,491  $14,257,974
Deduct:  Total stock-based
  employee compensation
  expense determined under the
  fair value method for all
  awards, net of related tax
  effects ....................      8,093      6,346       24,280       19,038
                               ---------- ----------  -----------  -----------
Pro forma net income ......... $1,850,367 $6,375,758  $13,649,211  $14,238,936
                               ========== ==========  ===========  ===========
Net income per share:
  Basic and diluted -
    As reported ..............      $0.16      $0.56        $1.18        $1.25
  Basic and diluted -
    Pro forma ................      $0.16      $0.56        $1.18        $1.24

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

                         Property
Three months ended     and casualty                   Parent
  September 30, 2004    insurance     Reinsurance     company    Consolidated
--------------------   ------------  ------------  ------------  ------------
Premiums earned ...... $ 63,339,332  $ 24,248,659                $ 87,587,991

Underwriting
  gain (loss) ........   (9,532,757)    2,897,458                  (6,635,299)
Net investment income     5,321,217     2,329,909  $     31,926     7,683,052
Realized investment
  gains ..............      785,491       262,627             -     1,048,118
Other income .........      136,227             -             -       136,227
Interest expense .....      193,125        84,975             -       278,100
Other expense ........      171,959             -       140,289       312,248
                       ------------  ------------  ------------  ------------
Income (loss) before
  income tax expense
  (benefit) .......... $ (3,654,906) $  5,405,019  $   (108,363) $  1,641,750
                       ============  ============  ============  ============

                         Property
Three months ended     and casualty                   Parent
  September 30, 2003    insurance     Reinsurance     company    Consolidated
--------------------   ------------  ------------  ------------  ------------
Premiums earned ...... $ 61,322,190  $ 22,888,017                $ 84,210,207

Underwriting
  gain (loss) ........   (4,731,712)    5,885,016                   1,153,304
Net investment
  income (loss) ......    4,880,947     2,168,690  $    (35,755)    7,013,882
Realized investment
  gains ..............    1,058,176       116,002             -     1,174,178
Other income .........      195,993             -             -       195,993
Interest expense .....      193,125        84,975             -       278,100
Other expense ........      201,223             -       135,220       336,443
                       ------------  ------------  ------------  ------------
Income (loss) before
  income tax expense
  (benefit)........... $  1,009,056  $  8,084,733  $   (170,975) $  8,922,814
                       ============  ============  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                         Property
Nine months ended      and casualty                   Parent
  September 30, 2004     insurance    Reinsurance     company    Consolidated
--------------------   ------------  ------------  ------------  ------------
Premiums earned ...... $186,908,651  $ 68,121,909                $255,030,560

Underwriting
  gain (loss) ........  (13,553,017)    6,293,346                  (7,259,671)
Net investment income    14,841,998     6,922,873  $     57,821    21,822,692
Realized investment
  gains ..............    3,527,524     1,102,229             -     4,629,753
Other income .........      477,818             -             -       477,818
Interest expense .....      579,375       254,925             -       834,300
Other expense ........      580,422             -       474,781     1,055,203
                       ------------  ------------  ------------  ------------
Income (loss) before
  income tax expense
  (benefit) .......... $  4,134,526  $ 14,063,523  $   (416,960) $ 17,781,089
                       ============  ============  ============  ============

                         Property
Nine months ended      and casualty                   Parent
  September 20, 2003     insurance    Reinsurance     company    Consolidated
--------------------   ------------  ------------  ------------  ------------
Premiums earned ...... $180,870,135  $ 65,699,738                $246,569,873

Underwriting
  gain (loss) ........   (5,946,040)    5,280,747                    (665,293)
Net investment income    15,619,265     6,608,422  $     20,175    22,247,862
Realized investment
  gains (losses) .....      114,645      (103,668)            -        10,977
Other income .........      628,151             -             -       628,151
Interest expense .....      726,237       315,929             -     1,042,166
Other expense ........      811,645             -       482,004     1,293,649
                       ------------  ------------  ------------  ------------
Income (loss) before
  income tax expense
  (benefit) .......... $  8,878,139  $ 11,469,572  $   (461,829) $ 19,885,882
                       ============  ============  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

5.  INCOME TAXES

     The actual income tax expense (benefit) for the three and nine months ended September 30, 2004 and 2003 differed from the "expected" tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense (benefit)) as follows:

                              Three months ended        Nine months ended
                                 September 30,            September 30,
                           ------------------------  ------------------------
                               2004         2003         2004         2003
                           -----------  -----------  -----------  -----------
Computed "expected" tax
  expense ................ $   574,612  $ 3,122,985  $ 6,223,381  $ 6,960,059

Increases (decreases) in
  tax resulting from:
    Tax-exempt interest
      income .............    (941,446)    (423,739)  (2,341,735)  (1,309,280)
    Proration of
      tax-exempt interest
      and dividends
      received deduction       148,091       42,140      370,518      126,049
    Other, net ...........       2,033     (200,676)    (144,566)    (148,920)
                           -----------  -----------  -----------  -----------
        Income tax
          expense
          (benefit) ...... $  (216,710) $ 2,540,710  $ 4,107,598  $ 5,627,908
                           ===========  ===========  ===========  ===========

6.  EMPLOYEE RETIREMENT PLANS

     The components of net periodic benefit cost for the Employers Mutual pension plan and postretirement benefit plans are as follows:

                                 Three months ended      Nine months ended
                                    September 30,          September 30,
                               ----------------------  ----------------------
                                  2004        2003        2004        2003
                               ----------  ----------  ----------  ----------
Pension Plan:
  Service cost ..............  $1,704,630  $1,540,255  $5,113,890  $4,620,765
  Interest cost .............   1,755,222   1,748,164   5,265,666   5,244,492
  Expected return on plan
    assets ..................  (1,690,132) (1,629,228) (5,070,396) (4,887,684)
  Recognized net actuarial
    loss ....................     213,922     241,807     641,766     725,421
  Amortization of prior
    service costs ...........     191,456     197,412     574,368     592,236
                               ----------  ----------  ----------  ----------
    Net periodic pension
      benefit cost ..........  $2,175,098  $2,098,410  $6,525,294  $6,295,230
                               ==========  ==========  ==========  ==========
Postretirement benefit plans:
  Service cost ..............  $  737,462  $1,100,250  $3,025,716  $3,300,750
  Interest cost .............     732,040   1,065,750   2,889,058   3,197,250
  Expected return on plan
    assets ..................    (225,221)   (184,250)   (675,663)   (552,750)
  Amortization of net loss
    (gain) ..................    (174,679)    252,750     120,981     758,250
                               ----------  ----------  ----------  ----------
    Net periodic
      postretirement
      benefit cost ..........  $1,069,602  $2,234,500  $5,360,092  $6,703,500
                               ==========  ==========  ==========  ==========

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

     Pension expense allocated to the Company was $528,721 and $1,586,168 for the three months and nine months ended September 30, 2004 compared to $505,824 and $1,517,471 for the same periods in 2003.

     Postretirement benefit expense allocated to the Company was $240,889 and $1,204,594 for the three months and nine months ended September 30, 2004 compared to $526,503 and $1,579,508 for the same periods in 2003.

     As of September 30, 2004 Employers Mutual had contributed $10,000,000 to the pension plan and $3,335,000 to the postretirement benefit plans. Employers Mutual contributed an additional $11,600,000 to the pension plan in October, 2004. There will be no additional contributions in 2004.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. In January 2004, the Financial Accounting Standards Board (FASB) issued Staff Position FAS No. 106-1 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which permits a sponsor of a postretirement health care plan that provides prescription drug benefits to make a one-time election to defer accounting for the effects of the Act. In May 2004, the FASB issued Staff Position FAS No. 106-2 which superseded FAS 106-1 and was effective for interim and annual periods beginning after June 15, 2004. FAS No. 106-2 provides accounting guidance and disclosure requirements for the prescription drug subsidy established under the Act.

     The Company concluded that the accounting guidance provided by FAS 106-2 is applicable since the prescription drug benefit provided under Employers Mutual's postretirement benefit plan is actuarially equivalent to Medicare Part D and the expected subsidy will reduce Employers Mutual's share of the cost of the underlying postretirement prescription drug coverage. The Company elected the retroactive method of transition to the date of the enactment of the Act.

     The effect of the subsidy on the measurement of the Employers Mutual postretirement benefit plan resulted in a decrease in the accumulated projected benefit obligation of $9,899,120 and the net periodic postretirement benefit cost for 2004 was reduced by $1,075,643. The components of the reduction in the net periodic postretirement benefit cost for 2004 are as follows:

Postretirement benefit plans:
  Service cost ........................  $  406,665
  Interest cost .......................     346,468
  Expected return on plan assets ......           -
  Amortization of net loss ............     322,510
                                         ----------
    Total reduction in net periodic
      postretirement benefit cost .....  $1,075,643
                                         ==========

     Adoption of FAS 106-2 resulted in a $240,964 reduction to the Company's share of the net periodic postretirement benefit cost for the nine months ended September 30, 2004. The portion of the adjustment applicable to the first and second quarters was immaterial; therefore, the entire adjustment was reflected in the third quarter and the first and second quarters were not restated.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                  (Unaudited)

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

     The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions. The Company's share of loss reserves eliminated by the purchase of these annuities was $753,000 at December 31, 2003. The Company has a contingent liability of $753,000 should the issuers of these annuities fail to perform under the terms of the annuities. The Company's share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries' policyholders' surplus.


8.  SUBSEQUENT EVENTS

     On October 20, 2004 the Company sold 2,000,000 new shares of common stock at a price of $18.75 per share. If this transaction had occurred on September 30, 2004, the effect on total shares outstanding would have been as follows:

Total shares outstanding:
  As reported .............       11,563,694
  Pro forma ...............       13,563,694

     Employers Mutual participated in the Company's stock offering as a selling shareholder and sold 1.8 million shares of the Company's common stock that it owned. As a result of these transactions, Employers Mutual's ownership of the Company has been reduced to approximately 55.7 percent. Employers Mutual granted the underwriters a 30-day option to purchase an additional 570,000 shares of the Company's common stock to cover over-allotments. On November 9, 2004, Employers Mutual received notice that the underwriters would exercise this option and purchase an additional 260,542 shares of the Company's common stock from Employers Mutual. As a result, Employers Mutual's ownership of the Company will decline to approximately 53.8 percent.

     Net proceeds from the offering, after deducting the underwriting discount and the Company's share of the offering expenses, is estimated to be approximately $34.9 million. The net proceeds will be contributed to three of the Company's property and casualty insurance subsidiaries to support a 6.5 percentage point increase in the Company's aggregate participation interest in the pooling agreement effective January 1, 2005. As a result of this change, the Company's aggregate participation interest in the pooling agreement will increase from the current 23.5 percent to 30.0 percent and Employers Mutual's participation interest will decrease from the current 65.5 percent to 59.0 percent.

     As a result of Employers Mutual's ownership of the Company declining below the 80 percent threshold, the Company will no longer be included in Employers Mutual's consolidated tax return. The Company will file a short-period tax return for the remainder of 2004.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------
                                 (Unaudited)
OVERVIEW

     EMC Insurance Group Inc., an 80.9 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing 73.3 percent of consolidated premiums earned for the first nine months of 2004.
For purposes of this discussion, the term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the "EMC Insurance Companies."

     On October 20, 2004, the Company successfully completed a follow-on stock offering and sold 2.0 million new shares of its common stock to the public. Employers Mutual participated in the stock offering as a selling shareholder and sold 1.8 million shares of the Company's common stock that it owned. As a result of these transactions, Employers Mutual's ownership of the Company has been reduced to approximately 55.7 percent. Employers Mutual granted the underwriters a 30-day option to purchase an additional 570,000 shares of the Company's common stock to cover over-allotments. On November 9, 2004, Employers Mutual received notice that the underwriters would exercise this option and purchase an additional 260,542 shares of the Company's common stock from Employers Mutual. As a result, Employers Mutual's ownership of the Company will decline to approximately 53.8 percent. For a detailed discussion of the stock offering and the planned use of the proceeds, see the discussion contained under the heading "Recent Developments" later in this document.

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

     Additional information regarding issues affecting the insurance industry is presented in the Company's 2003 amended Form 10-K.

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

     Management has long recognized the importance of adequate capitalization for its insurance subsidiaries and has strived to maintain a strong capital position by investing their assets conservatively and, more importantly, maintaining a consistent level of loss and settlement expense reserve adequacy. Carried reserves are analyzed on a regular basis and adjustments, if necessary, are implemented on a timely basis. This procedure not only assures a consistent level of reserve adequacy, it also minimizes the impact that any required adjustment will have on current operations. This dedication to reserve adequacy was demonstrated during 2003 and again during 2004 as the Company strengthened loss and settlement reserves in the property and casualty insurance segment in response to the findings of regularly-scheduled actuarial evaluations.

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


CRITICAL ACCOUNTING POLICIES

     The accounting policies considered by management to be critically important in the preparation and understanding of the Company's financial statements and related disclosures are presented in the Company's amended 2003 Form 10-K.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

RESULTS OF OPERATIONS

     Segment information and consolidated net income for the three months and nine months ended September 30, 2004 and 2003 are as follows:

                                      Three months ended Nine months ended
                                        September 30,      September 30,
                                      -----------------  -----------------
($ in thousands)                        2004     2003      2004     2003
Property and Casualty Insurance
Premiums earned ..................... $ 63,339 $ 61,322  $186,908 $180,870
Losses and settlement expenses ......   51,926   45,726   136,797  126,653
Acquisition and other expenses ......   20,946   20,328    63,665   60,163
                                      -------- --------  -------- --------
Underwriting loss ................... $ (9,533)$ (4,732) $(13,554)$ (5,946)
                                      ======== ========  ======== ========
Loss and settlement expense ratio ...     82.0%    74.6%     73.2%    70.0%
Acquisition expense ratio ...........     33.1     33.1      34.1     33.3
                                      -------- --------  -------- --------
Combined ratio ......................    115.1%   107.7%    107.3%   103.3%
                                      ======== ========  ======== ========
Losses and settlement expenses:
    Insured events of current year .. $ 45,909 $ 44,409  $127,091 $122,359
    Increase in provision for insured
      events of prior years .........    6,017    1,317     9,706    4,294
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 51,926 $ 45,726  $136,797 $126,653
                                      ======== ========  ======== ========
Catastrophe and storm losses (1) .... $  4,931 $  7,004  $ 12,833 $ 17,007
                                      ======== ========  ======== ========
Reinsurance
Premiums earned ..................... $ 24,249 $ 22,888  $ 68,122 $ 65,700
Losses and settlement expenses ......   13,765   10,782    43,503   42,704
Acquisition and other expenses ......    7,586    6,220    18,325   17,715
                                      -------- --------  -------- --------
Underwriting gain ................... $  2,898 $  5,886  $  6,294 $  5,281
                                      ======== ========  ======== ========
Loss and settlement expense ratio ...     56.8%    47.1%     63.9%    65.0%
Acquisition expense ratio ...........     31.3     27.2      26.9     27.0
                                      -------- --------  -------- --------
Combined ratio ......................     88.1%    74.3%     90.8%    92.0%
                                      ======== ========  ======== ========
Losses and settlement expenses:
    Insured events of current year .. $ 17,270 $ 13,536  $ 48,490 $ 44,272
    Decrease in provision for
      insured events of prior years .   (3,505)  (2,754)   (4,987)  (1,568)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 13,765 $ 10,782  $ 43,503 $ 42,704
                                      ======== ========  ======== ========
Catastrophe and storm losses (1) .... $  5,859 $  1,699  $  6,169 $  3,124
                                      ======== ========  ======== ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

                                      Three months ended Nine months ended
                                        September 30,      September 30,
                                      -----------------  -----------------
($ in thousands)                        2004     2003      2004     2003
                                      -------- --------  -------- --------
Consolidated
REVENUES
Premiums earned ..................... $ 87,588 $ 84,210  $255,030 $246,570
Net investment income ...............    7,682    7,014    21,822   22,248
Realized investment gains ...........    1,048    1,174     4,630       11

Other income ........................      137      196       478      628
                                      -------- --------  -------- --------
                                        96,455   92,594   281,960  269,457
                                      -------- --------  -------- --------
LOSSES AND EXPENSES
Losses and settlement expenses ......   65,691   56,508   180,300  169,357
Acquisition and other expenses ......   28,532   26,548    81,990   77,878
Interest expense ....................      278      278       834    1,042
Other expense .......................      312      337     1,055    1,294
                                      -------- --------  -------- --------
                                        94,813   83,671   264,179  249,571
                                      -------- --------  -------- --------
Income before income tax (benefit)
  expense ...........................    1,642    8,923    17,781   19,886
Income tax (benefit) expense ........     (216)   2,541     4,108    5,628
                                      -------- --------  -------- --------
Net income .......................... $  1,858 $  6,382  $ 13,673 $ 14,258
                                      ======== ========  ======== ========
Loss and settlement expense ratio ...     75.0%    67.1%     70.7%    68.7%
Acquisition expense ratio ...........     32.6     31.5      32.1     31.6
                                      -------- --------  -------- --------
Combined ratio ......................    107.6%    98.6%    102.8%   100.3%
                                      ======== ========  ======== ========
Losses and settlement expenses:
    Insured events of current year .. $ 63,179 $ 57,945  $175,581 $166,631
    Increase (decrease) in provision
      for insured events of prior
      years .........................    2,512   (1,437)    4,719    2,726
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 65,691 $ 56,508  $180,300 $169,357
                                      ======== ========  ======== ========
Catastrophe and storm losses (1) .... $ 10,790 $  8,703  $ 19,002 $ 20,131
                                      ======== ========  ======== ========
(1) Amounts reflected for "catastrophe and storm losses" are included in "losses and settlement expenses," but are also listed separately for comparative purposes.

     Net income declined significantly for the three months and moderately for the nine months ended September 30, 2004 from the same periods in 2003. The decline in net income for the three months ended September 30, 2004 is attributed to a substantial increase in the amount of adverse development experienced on prior years' reserves and a large increase in catastrophe and storm losses. Net income for the nine months ended September 30, 2004 also reflects a large increase in adverse development on prior years' reserves; however, the impact was partially offset by a decline in catastrophe and storm losses from the unusually high level experienced in 2003. Net income for the nine months ended September 30, 2004 also reflects a significant amount of realized investment gains recognized during the second quarter.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

    The large increase in adverse development on prior years' reserves is entirely attributable to the property and casualty insurance segment. This adverse development reflects an increase in loss and settlement expense reserves associated with the re-evaluation of individual case reserves and the establishment of bulk reserves in response to recently completed actuarial evaluations. Actuarial evaluations of the Company's carried reserves are performed on a regularly-scheduled basis and additional evaluations will be performed during the remainder of the year. The Company's standard practice is to adjust its carried reserves as necessary in response to these evaluations in an effort to maintain a consistent level of reserve adequacy.

    The large increase in catastrophe and storm losses in the third quarter of 2004 is primarily attributed to the four hurricanes that hit the Southern United States in August and September. The Company's reinsurance segment had exposure to all four hurricanes and reached its $1,500,000 cap on losses assumed per occurrence on each of them. Hurricane losses in the property and casualty insurance segment, the majority of which are associated with damage caused by Hurricane Ivan in the Gulf States, totaled $2,389,000. Total losses associated with these four hurricanes amounted to $8,389,000 or $5,453,000 on an after-tax basis.


Premiums Earned

     Premiums earned increased 4.0 percent and 3.4 percent to $87,588,000 and $255,030,000 for the three months and nine months ended September 30, 2004 from $84,210,000 and $246,570,000 for the same periods in 2003. These increases are primarily attributed to rate increases implemented during the last few years in the property and casualty insurance business as well as moderate growth and improved pricing in the assumed reinsurance business. The overall market for property and casualty insurance remained stable during the third quarter of 2004, but moderated slightly in certain lines of business and select territories due to an increase in price competition. No significant changes are anticipated in the commercial lines marketplace for the remainder of the year and the Company will continue to implement rate increases in those lines of business and/or territories where such action is warranted; however, the overall impact of these rate increases is expected to be smaller than those implemented during the recent past. Management is not able to determine what impact, if any, the four hurricanes that hit the Southern United States in the third quarter will have on future rate levels. Significant rate increases are not considered likely, but the recent increase in price competition may subside, which could help stabilize rates at current levels.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     Premiums earned for the property and casualty insurance segment increased
3.3 percent for both the three months and nine months ended September 30, 2004 to $63,339,000 and $186,908,000 from $61,322,000 and $180,870,000 for the same periods in 2003. These increases are primarily the result of rate increases that were implemented during the prior two years. After several years of broad-based rate increases, premium rate levels for most lines of business were considered to be at, or near, adequate levels at the end of 2002. Accordingly, moderate and more targeted rate increases were implemented during 2003 and the first nine months of 2004. This fine tuning of the Company's rate structure has been directed toward specific accounts, territories and lines of business where additional rate increases were warranted. Due to the timing of policy renewals and the earning of premiums ratably over the terms of the underlying policies, a time delay exists for implemented rate increases to have a noticeable impact on premiums earned. For the first nine months of 2004, premiums written increased only 2.4 percent due to a decline in policy count and an increase in ceded premiums. The decline in policy count is attributed to several factors, including the non-renewal of existing business that was under-priced and/or under-performing, a reluctance to accept new risks in under-priced lines of business, and a decrease in new business associated with a moderate increase in price competition. The increase in ceded premiums primarily reflects an increase in the cost of the Company's reinsurance programs. Premium rate levels for most lines of business are not expected to change significantly during the remainder of 2004, with the notable exception of the homeowners and workers' compensation lines of business, where premium rates remain inadequate. In light of the improvements that have been achieved in both the pricing and the quality of the Company's book of business, management has become more receptive to opportunities to write new business, but continues to stress profitability over production.

     Premiums earned for the reinsurance segment increased 5.9 percent and 3.7 percent to $24,249,000 and $68,122,000 for the three months and nine months ended September 30, 2004 from $22,888,000 and $65,700,000 for the same periods in 2003, primarily as a result of increased participation in the MRB reinsurance pool. For 2004, Employers Mutual's participation in the MRB reinsurance pool (which is ceded to the reinsurance segment under the terms of the quota share agreement) increased to 33 percent from 25 percent in 2003, producing $1,819,000 and $6,628,000 of additional premiums earned in the three months and nine months ended September 30, 2004. The increase in the MRB premiums earned was largely offset by a decline in the HORAD book of business because Employers Mutual was unsuccessful in its attempt to renew several accounts during the January 1 and July 1, 2004 renewal seasons due to its current "A-" (Excellent) A.M. Best rating. Employers Mutual is attempting to replace this business with new accounts and increased participation on existing accounts. Following large across-the-board rate increases implemented in 2002, premium rate increases on excess-of-loss contracts moderated during 2003 and the first nine months of 2004 due to the influx of new capital into the reinsurance marketplace; however, contracts with poor loss experience continue to receive large rate increases. The rate increases implemented during the last several years have been realized in conjunction with moderate declines in the related exposure base due to increased retention levels and coverage exclusions for terrorist activities. In addition, both excess-of-loss and pro rata contracts have benefited from improved industry-wide rate levels at the primary company level. Premiums earned for the three months ended September 30, 2004 reflect a decrease in the estimate of earned but not reported premiums of $650,000, compared to an increase of $748,000 for the same period in 2003. For the nine months ended September 30, 2004, the estimate of earned but not reported premiums decreased by $40,000 compared to an increase of $2,495,000 for the same period in 2003.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     The board of directors of the MRB reinsurance pool recently authorized management to pursue the addition of one or two new assuming companies to the MRB pool. If additional assuming companies are added to the MRB pool, Employers Mutual's participation would be reduced and the reinsurance segment's premium volume would decline. Assuming companies can only be added prior to the beginning of a calendar year and it is not currently known whether Employers Mutual's participation in the MRB pool will change in 2005.


Losses and settlement expenses

     Losses and settlement expenses increased 16.3 percent and 6.5 percent to $65,691,000 and $180,300,000 for the three months and nine months ended September 30, 2004 from $56,508,000 and $169,357,000 for the same periods in 2003. The loss and settlement expense ratio increased to 75.0 percent and
70.7 percent for the three months and nine months ended September 30, 2004 from 67.1 percent and 68.7 percent for the same periods in 2003. The large increase in the ratio for the three months ended September 30, 2004 is primarily attributed to a significant amount of adverse development on prior years' reserves and an increase in catastrophe and storm losses. The increase in the ratio for the nine months ended September 30, 2004 was not as large due to an unusually high level of catastrophe and storm losses experienced in the first nine months of 2003 and a significant decline in reported losses in the reinsurance segment in 2004.

     The loss and settlement expense ratio for the property and casualty insurance segment increased to 82.0 percent and 73.2 percent for the three months and nine months ended September 30, 2004 from 74.6 percent and 70.0 percent for the same periods in 2003. The increase in the 2004 ratios is primarily attributed to a significant increase in adverse development on prior years' reserves. The adverse development for 2004 reflects $2,383,000 of explicit reserve strengthening ($588,000 in the third quarter and $1,795,000 in the second quarter), $5,217,000 of direct case reserve development (primarily in the workers' compensation line of business), $1,810,000 of development on settlement expense reserves (largely attributed to IBNR emergence on umbrella business) and $940,000 of development from non-voluntary pools. This adverse development was partially offset by $3,008,000 of reinsurance recoveries associated with the case reserve development and IBNR emergence. The reserve strengthening actions taken were in response to recently completed actuarial evaluations of the segment's carried reserves that indicated a continued upward trend in projected ultimate losses. Loss severity continued to trend upward during the first nine months of 2004 while overall loss frequency continued to trend downward; however, there are some indications that loss frequency may be leveling out. Catastrophe and storm losses, which include $2,389,000 of hurricane losses, declined from the elevated levels experienced in 2003.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     The loss and settlement expense ratio for the reinsurance segment increased to 56.8 percent for the three months ended September 30, 2004 from
47.1 percent for the same period in 2003, but declined to 63.9 percent for the nine months ended September 30, 2004 from 65.0 percent for the same period in 2003. The increase in the ratio for the three months ended September 30, 2004 is largely due to the four hurricanes that hit the Southern United States in August and September. The reinsurance segment had exposure to all four hurricanes and reached its $1,500,000 cap on losses assumed per occurrence on each of them. The decline in the ratio for the nine months ended September 30, 2004 reflects a decrease in reported losses (including large excess-of-loss business), an increase in favorable development on prior years' reserves and continued improvement in overall premium rate adequacy. The favorable development experienced in 2004 and 2003 is from the 2003 and 2002 accident years in the HORAD book of business and reflects very low reported loss activity.


Acquisition and other expenses

     Acquisition and other expenses increased 7.5 percent and 5.3 percent to $28,532,000 and $81,990,000 for the three months and nine months ended September 30, 2004 from $26,548,000 and $77,878,000 for the same periods in 2003. The acquisition expense ratio increased to 32.6 percent and 32.1 percent for the three and nine months ended September 30, 2004 from 31.5 percent and 31.6 percent for the same periods in 2003. The increase in the 2004 ratios is primarily attributed to an increase in contingent commission expense and policyholder dividends.

     For the property and casualty insurance segment, the acquisition expense ratio remained constant at 33.1 percent for the three months ended September 30, 2004 and 2003, but increased to 34.1 percent for the nine months ended September 30, 2004 from 33.3 percent for the same period in 2003. This increase primarily reflects an increase in contingent commission and policyholder dividend expenses. The Company will be implementing a new agent profit share program, which is designed to better equate agent compensation with the quality and quantity of the insurance business produced, effective January 1, 2005. Under the new program, the Company's best performing agents will be rewarded with increased compensation while agents with marginal business will experience a decline in compensation. Total profit share expense under the new program is expected to decline slightly.

     For the reinsurance segment, the acquisition expense ratio increased to
31.3 percent for the three months ended September 30, 2004 from 27.2 percent for the same period in 2003, but declined slightly to 26.9 percent for the nine months ended September 30, 2004 from 27.0 percent for the same period in 2003. The increase in the ratio for the three months ended September 30, 2004 is primarily due to a large amount of contingent commission expense reported by MRB in the third quarter of 2004. For the nine months ended September 30, 2004, the large increase in the MRB third quarter contingent commission expense was more than offset by $1,064,000 of contingent commission income recognized during the second quarter of 2004 as a result of favorable underwriting performance on the HORAD book of business and a decline in commission expense. Commission expense for the nine months ended September 30, 2004 and 2003 includes $1,033,000 and $782,000, respectively, incurred in connection with the increased participation in the MRB pool.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

Investment results

     Net investment income increased 9.5 percent to $7,682,000 for the three months ended September 30, 2004 from $7,014,000 for the same period in 2003, but declined 1.9 percent to $21,822,000 for the nine months ended September 30, 2004 from $22,248,000 for the same period in 2003. The increase for the three months ended September 30, 2004 reflects an increase in invested assets and the reinvestment of a portion of the short-term portfolio into longer term investments (primarily tax-exempt bonds) to achieve a higher after-tax rate of return. The decrease for the nine months ended September 30, 2004 is attributed to the lingering low interest rate environment, which more than offset an increase in invested assets. During this prolonged period of low interest rates, many of the Company's higher yielding securities have been called. The proceeds from these called securities, and from maturing securities, have been reinvested at the current lower interest rates, resulting in less investment income. In addition, the Company's reluctance to invest in long-term securities during this period of low interest rates resulted in the accumulation of a significant amount of short-term and cash equivalent investments. Since these investments carry lower interest rates than long-term fixed maturity securities, the decline in the Company's rate of return has been magnified.

     Net proceeds from the Company's recent follow-on stock offering, after deducting the underwriting discount and the Company's share of the offering expenses, is expected to be approximately $34.9 million. These proceeds are currently being held by the holding company and are invested in short-term funds. During the fourth quarter of 2004, these proceeds will be contributed to three of the property and casualty insurance subsidiaries to support the January 1, 2005 increase in the Company's aggregate participation interest in the pooling agreement. Long-term investment opportunities will be evaluated after the proceeds are contributed to the property and casualty insurance subsidiaries.

     The Company reported net realized investment gains of $1,048,000 and $4,630,000 for the three months and nine months ended September 30, 2004 compared to $1,174,000 and $11,000 for the same periods in 2003. The large amount of realized investment gains for the nine months ended September 30, 2004 reflects $2,558,000 of net gains recognized during the second quarter on the Company's investment in MCI Communications Corporation bonds in conjunction with a payout award received under a bankruptcy court approved "Plan of Reorganization." The MCI bonds had previously been determined to be other-than-temporarily impaired during the second quarter of 2002. The new MCI bonds were sold during the third quarter of 2004, resulting in a realized gain of $187,000. Realized investment gains for the first nine months of 2003 reflect $1,567,000 of other-than-temporary impairment losses recognized in the Company's equity portfolio, $2,689,000 of net losses recognized by the Company's equity managers as they rebalanced the Company's portfolios to enhance future returns and $4,342,000 of losses recognized on the sale of American Airlines and United Airlines bonds. All the equity securities that were determined to be other-than-temporarily impaired as of September 30, 2003 were sold before year-end.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

           ----------------------------------------------
                                  (Unaudited)

Other information

     The Company incurred $278,000 and $834,000 of interest expense on surplus notes during the three months and nine months ended September 30, 2004 compared to $278,000 and $1,042,000 for the same periods in 2003. The decline in interest expense for the nine months ended September 30, 2004 is attributed to the fact that the surplus notes were refinanced with Employers Mutual effective April 1, 2003. The interest expense incurred on these surplus notes did not have a material impact on the Company's net income as the proceeds of the surplus notes were invested and earned a similar amount of interest income.

     Income tax expense decreased for both the three months and nine months ended September 30, 2004 from the same periods in 2003, primarily due to the decline in pre-tax income for these periods. The effective tax rate for the first nine months of 2004 declined to 23.1 percent from 28.3 percent for the same period in 2003, primarily due to an increase in tax-exempt investment income. Effective April 1, 2003, the Company was included in Employers Mutual's consolidated tax return due to the fact that Employers Mutual attained 80 percent ownership of the Company at the end of March. The Company filed a short-period tax return for the period January 1, 2003 through March 31, 2003.

     Employers Mutual participated in the Company's Dividend Reinvestment and Common Stock Purchase Plan during the first two quarters of 2004 and reinvested 50 percent of its dividends in additional shares of the Company's common stock. Due to its participation in the Company's recent stock offering, Employers Mutual discontinued its participation in the plan for the third quarter of 2004 and has indicated that it will not participate in the plan during the fourth quarter of 2004.

     On November 26, 2002, President Bush signed into law the Terrorism Risk Insurance Act of 2002 ("TRIA"). TRIA provides a temporary Federal backstop on losses from certified terrorism events from foreign sources and is effective until December 31, 2005. Coverage includes most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures. Each insurer has a deductible amount, which is calculated as a percentage of the prior year's direct earned commercial lines premium and a ten percent retention above the deductible. The percentage used in the deductible calculation increased from seven percent in 2003 to ten percent in 2004, and will increase to 15 percent in 2005. TRIA caps losses at $100 billion annually; no insurer that has met its deductible will be liable for payment of any portion above that amount. Congress has recently debated whether TRIA should be extended for one or possibly two years due to concerns that terrorism insurance may not be available in the private insurance market when TRIA expires; however, no action is expected on this legislation until 2005.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

Recent Developments

     On October 20, 2004, the Company successfully completed a follow-on stock offering and sold 2.0 million new shares of its common stock to the public at $18.75 per share. Net proceeds from the offering, after deducting the underwriting discount and the Company's share of the offering expenses, is estimated to be approximately $34.9 million. The net proceeds will be contributed to three of the Company's property and casualty insurance subsidiaries to support a 6.5 percentage point increase in the Company's aggregate participation interest in the pooling agreement effective January 1, 2005. As a result of this change, the Company's aggregate participation interest in the pooling agreement will increase from the current 23.5 percent to 30.0 percent and Employers Mutual's participation interest will decrease from the current 65.5 percent to 59.0 percent.

     In addition to changing the individual pool participation percentages of Employers Mutual and three of the Company's property and casualty insurance subsidiaries, the pooling agreement has been amended effective January 1, 2005 to comply with certain conditions established by the Iowa Insurance Department and A.M. Best Company. These amendments: (1) provide for a fixed term of three years commencing January 1, 2005 and continuing until December 31, 2007, during which period the pooling agreement may not be terminated and the revised participation interests will not be further amended, absent the occurrence of a material event not in the ordinary course of business that could reasonably be expected to impact the appropriateness of the participation interests in the pool; (2) provide that if a pool participant becomes insolvent, or is otherwise subject to liquidation or receivership proceedings, each of the other participants will, on a pro rata basis, adjust their assumed portions of the pool liabilities in order to assume in full the liabilities of the impaired participant, subject to compliance with all regulatory requirements applicable to such adjustment under the laws of all states in which the participants are domiciled; (3) clarify that all development on prior years' outstanding losses and settlement expenses of the participants will remain in the pool and be pro rated pursuant to the pooling agreement; and (4) clarify that all liabilities incurred prior to a participant withdrawing from the pool, and associated with such withdrawing participant, shall remain a part of the pool and subject to the pooling agreement.

     As a result of the stock offering, Employers Mutual's ownership of the Company has declined below the 80 percent threshold and the Company will no longer be included in Employers Mutual's consolidated tax return. The Company will file a short-period tax return for the remainder of 2004.

     The weighted average number of shares outstanding for the fourth quarter of 2004 will increase significantly due to the recently completed stock offering; however, the increase in the Company's aggregate participation interest in the pooling agreement will not occur until January 1, 2005. While the Company will earn interest income on the net proceeds of the offering during the forth quarter, it will not be sufficient to avoid dilution in fourth quarter earnings per share.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     Recent actions by New York Attorney General Eliot Spitzer have raised questions concerning the use of contingent commission arrangements whereby insurance companies provide agents with financial incentives in addition to the traditional commission structure. The arrangements targeted by Attorney General Spitzer are variously referred to as "placement service agreements" or "market service agreements" and, in essence, compensate an agent for directing business to a particular insurance company. The Company, like many others in the insurance industry, has used contingent compensation arrangements to compensate independent agents for the valuable services they provide to their clients.

     Attorney General Spitzer has also alleged the use of bid-rigging practices by some in the insurance industry. Bid-rigging constitutes a violation of federal and state laws and, in addition, is strictly prohibited by the Company's Code of Conduct.

     Determination of the legality and propriety of the activities targeted by Attorney General Spitzer will take time to resolve through the investigative and judicial processes. The Company intends to closely monitor these developments and will be proactive in reviewing and assessing its internal practices, as well as its contingent compensation arrangements, with a goal of ensuring that they conform with all legal requirements.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

     Liquidity is a measure of a company's ability to generate sufficient cash to meet cash obligations as they come due. The Company generated positive cash flows from operations of $30,967,000 in the first nine months of 2004 and $32,375,000 in the first nine months of 2003. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims. These positive cash flows provide the foundation of the Company's asset/liability management program and are the primary drivers of the Company's liquidity. When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated liabilities of the insurance issued. In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. As of September 30, 2004, the Company did not have any significant variations between the maturity dates of its investments and the expected payment of its loss and settlement expense reserves.

     The Company is a holding company whose principal assets are its investments in its insurance subsidiaries. As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet its obligations and to pay cash dividends to its stockholders. State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval. The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2004 without prior regulatory approval is approximately $22.2 million. The Company received $5,060,000 and $4,200,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $5,199,000 and $5,150,000 in the first nine months of 2004 and 2003, respectively.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------


                                  (Unaudited)

     The Company's insurance company subsidiaries must have adequate liquidity to ensure that their cash obligations are met; however, because of their participation in the pooling agreement and the quota share agreement, they do not have the daily liquidity concerns normally associated with an insurance or reinsurance company. This is due to the fact that under the terms of the pooling and quota share agreements, Employers Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and the assumed reinsurance business and then settles the inter-company balances generated by these transactions with the participating companies on a quarterly basis.

     At the insurance company subsidiary level, the primary sources of cash are premium income, investment income and maturing investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt and investment purchases. Cash outflows can be variable because of uncertainties regarding settlement dates for unpaid losses and because of the potential for large losses, either individually or in the aggregate. Accordingly, the insurance company subsidiaries maintain investment and reinsurance programs generally intended to provide adequate funds to pay claims without forced sales of investments.

     The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to pay claims and expenses. The remainder of the investment portfolio, excluding investments in equity securities, is invested in securities with maturities that approximate the anticipated liabilities of the insurance written. At September 30, 2004, approximately 32 percent of the Company's fixed maturity securities were in U.S. government or U.S. government agency issued securities. A variety of maturities are maintained in the Company's portfolio to assure adequate liquidity. The maturity structure of the fixed maturity investments is also established by the relative attractiveness of yields on short, intermediate and long-term securities. The Company does not invest in any high-yield debt investments (commonly referred to as junk bonds.)

     The Company considers itself to be a long-term investor and generally purchases fixed maturity investments with the intent to hold them to maturity. Despite this intent, the Company has historically classified a portion of its fixed maturity investments as available-for-sale securities to provide flexibility in the management of the portfolio. Since the third quarter of 1999, all newly acquired fixed maturity investments have been classified as available-for-sale securities to provide increased management flexibility.
The Company had unrealized holding gains, net of deferred taxes, on fixed maturity securities available-for-sale totaling $14,754,000 at September 30, 2004 and $15,779,000 at December 31, 2003, respectively. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.
The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as changing conditions warrant.

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

     The Company participates in a securities lending program administered by Mellon Bank, N.A. whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time. The Company receives a fee for each security loaned out under this program and requires initial collateral, primarily cash, equal to 102 percent of the market value of the loaned securities. The cash collateral that secures the Company's loaned securities is invested in a Delaware statutory trust that is managed by Mellon Bank. The earnings from this trust are used, in part, to pay the fee the Company receives for each security loaned under the program.

     The Company held $5,233,000 and $4,758,000 in minority ownership interests in limited partnerships and limited liability companies at September 30, 2004 and December 31, 2003, respectively. The Company does not hold any other unregistered securities.

     The Company's cash balance was $139,000 and ($14,069,000) at September 30, 2004 and December 31, 2003, respectively. The balance at December 31, 2003 reflects a $14,346,000 transfer of funds out of the cash account on December 31, 2003 to purchase a fixed maturity security; however, due to timing, the account does not reflect the corresponding transfer of cash into the account to fund the purchase. This timing difference resulted in the negative balance in the account.

     Pension liabilities reflected in the Company's financial statements totaled $634,000 (including $1,016,000 of additional minimum liability) at September 30, 2004 and $1,453,000 (including $1,016,000 of additional minimum liability) at December 31, 2003. The decline in the pension liability at September 30, 2004 is associated with a $2,424,000 pension plan contribution made during the second quarter of 2004. The intangible asset reflected in the Company's financial statements totaled $1,016,000 at both September 30, 2004 and December 31, 2003, respectively. Postretirement benefit liabilities reflected in the Company's financial statements totaled $9,417,000 and $8,512,000 at September 30, 2004 and December 31, 2003, respectively.


Capital Resources

     Capital resources consist of stockholders' equity and debt, representing funds deployed or available to be deployed to support business operations.
For the Company's insurance subsidiaries, capital resources are required to support premium writings. Regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. All of the Company's insurance subsidiaries were well under this guideline at December 31, 2003.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     The Company's insurance subsidiaries are required to maintain certain minimum surplus on a statutory basis and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. The Company's insurance subsidiaries are also subject to Risk Based Capital
(RBC) requirements that may further impact their ability to pay dividends.
RBC requirements attempt to measure minimum statutory capital needs based upon the risks in a company's mix of products and investment portfolio. At December 31, 2003, the Company's insurance subsidiaries had total adjusted statutory capital of $170,233,000, which is well in excess of the minimum RBC requirement of $39,609,000.

     The Company had total cash and invested assets with a carrying value of $707.6 million and $676.9 million as of September 30, 2004 and December 31, 2003, respectively. The following table summarizes the Company's cash and invested assets as of the dates indicated:

                                                September 30, 2004
                                        -----------------------------------
                                                                 Percent of
                                        Amortized                 total at
($ in thousands)                           cost     Fair value   fair value
                                        ---------   ----------   ----------
Fixed maturities, held-to-maturity .... $ 38,519     $ 40,467        5.7%
Fixed maturities, available-for-sale ..  538,662      561,361       79.1
Equity securities, available-for-sale     42,106       53,038        7.5
Cash ..................................      139          139          -
Short-term investments ................   49,335       49,335        7.0
Other long-term investments ...........    5,233        5,233        0.7
                                        --------     --------      -----
                                        $673,994     $709,573      100.0%
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
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     The amortized cost and estimated fair value of fixed maturity and equity securities at September 30, 2004 were as follows:

                                              Held-to maturity
                               ----------------------------------------------
                                             Gross        Gross     Estimated
                               Amortized   unrealized   unrealized     fair
($ in thousands)                  cost       gains        losses      value
                               ---------   ----------   ----------  ---------
U.S. treasury securities and
  obligations of U.S.
  government corporations
  and agencies .............   $  37,045   $    1,803   $        -  $  38,848
Mortgage-backed securities         1,474          145            -      1,619
                               ---------   ----------   ----------  ---------
    Total securities
      held-to-maturity .....   $  38,519   $    1,948   $        -  $  40,467
                               =========   ==========   ==========  =========

                                              Available-for sale
                               ----------------------------------------------
                                             Gross        Gross     Estimated
                               Amortized   unrealized   unrealized     fair
($ in thousands)                  cost       gains        losses      value
                               ---------   ----------   ----------  ---------
U.S. treasury securities and
  obligations of U.S.
  government corporations
  and agencies .............  $  133,988   $      195   $      290  $ 133,893
Obligations of states and
  political subdivisions ...     227,416        9,215          262    236,369
Mortgage-backed securities        11,878          885            -     12,763
Public utilities ...........      13,226        1,263            -     14,489
Corporate securities .......     152,154       11,903          210    163,847
                              ----------   ----------   ----------  ---------
    Total fixed maturity
      securities ...........     538,662       23,461          762    561,361
                              ----------   ----------   ----------  ---------
Equity securities ..........      42,106       11,626          694     53,038
                              ----------   ----------   ----------  ---------
    Total securities
      available-for-sale      $  580,768   $   35,087   $    1,456  $ 614,399
                              ==========   ==========   ==========  =========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     In December 2001, three of the Company's property and casualty insurance subsidiaries issued surplus notes totaling $25.0 million to Employers Mutual at an annual interest rate of 5.38 percent. In June, 2002, the Company's reinsurance subsidiary issued an $11.0 million surplus note to Employers Mutual at an annual interest rate of 5.25 percent. Effective April 1, 2003, these surplus notes were reissued at an annual interest rate of 3.09 percent. These notes do not have a maturity date. Payment of interest and repayment of principal can only be made out of the applicable subsidiary's statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile. The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries. The Company's subsidiaries incurred interest expense of $834,000 and $1,042,000 for the nine months ended September 30, 2004 and 2003, respectively, on these surplus notes. The surplus notes were issued in response to statutory capital adequacy concerns raised by certain rating agencies because the statutory surplus position of the subsidiaries had declined over the preceding three years due to unfavorable operating results and the payment of dividends to the parent corporation.

     As of September 30, 2004, the Company had no material commitments for capital expenditures.


Off-Balance Sheet Arrangements

     Employers Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and the assumed reinsurance business and then settles the inter-company balances generated by these transactions with the participating companies on a quarterly basis. When settling the inter-company pool balances, Employers Mutual provides the pool participants with full credit for the premiums written during the quarter and retains all receivable amounts. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is allocated to the pool members on the basis of pool participation. As a result, the Company has an off-balance sheet arrangement with an unconsolidated entity that results in a credit-risk exposure that is not reflected in the Company's financial statements. Based on historical data, this credit-risk exposure is not considered to be material to the Company's results of operations or financial position.


Investment Impairments and Considerations

    At the beginning of the third quarter of 2004, the Company had three series of fixed maturity securities issued by MCI Communications Corporation with impaired book values. These bonds were received during the second quarter of 2004 in conjunction with a payout award received under a bankruptcy court approved "Plan of Reorganization." This payout was recorded as a tax-free exchange and the new bonds were assigned a book value equal to the book value of the defaulted bonds that were replaced ($5,509,000). The par value of the new bonds reflected the settlement amount of 79.2 cents per dollar ($4,552,000) and the fair value of the new bonds was $4,241,000 at the time of the payout. Based on these facts, a realized investment gain of $3,826,000 was recognized in the second quarter of 2004 to offset the other-than-temporary impairment loss previously recognized in the second quarter of 2002 and an other-than-temporary impairment loss of $1,268,000 was recognized to reduce the book value of the new bonds to fair value at the time of the payout. During the third quarter of 2004 these bonds were sold, resulting in a realized gain of $187,000.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

     At September 30, 2004, the Company had unrealized losses on held-to-maturity and available-for-sale securities as presented in the table below. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services. None of these securities are considered to be in concentrations by either security type or industry. The Company uses several factors to determine whether the carrying value of an individual security has been other-than-temporarily impaired.
Such factors include, but are not limited to, the security's value and performance in the context of the overall markets, length of time and extent the security's fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. Based on these factors, and the Company's ability and intent to hold the fixed maturity securities until maturity, it was determined that the carrying value of these securities was not other-than-temporarily impaired at September 30, 2004. Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company's investments. Should a determination be made at some point in the future that these unrealized losses are other-than-temporary, the Company's earnings would be reduced by approximately $946,000, net of tax; however, the Company's financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company's financial statements as a component of stockholders' equity, net of deferred taxes.

     Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of September 30, 2004.


Description of securities        Fair value      Unrealized losses
-------------------------        ----------      -----------------
($ in thousands)
Fixed maturity securities:
  Less than six months ........   $118,578              $  389
  Six to twelve months ........      5,370                  56
  Twelve months or longer .....     11,041                 317
                                  --------              ------
    Total fixed maturity
      securities ..............    134,989                 762
                                  --------              ------
Equity securities:
  Less than six months ........      8,273                 468
  Six to twelve months ........        794                 224
  Twelve months or longer .....         17                   2
                                  --------              ------
    Total equity securities ...      9,084                 694
                                  --------              ------
      Total temporarily
        impaired securities ...   $144,073              $1,456
                                  ========              ======

     The Company has no fixed maturity securities available-for-sale that are non-investment grade and have unrealized losses at September 30, 2004. As previously noted, the Company does not invest in junk bonds. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

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

                                                                Gross
                                           Book       Sales    realized
($ in thousands)                           value      price      loss
                                         ---------  ---------  ---------
Fixed maturity securities
  available-for-sale:
    Three months or less ............... $   6,972  $   5,702  $   1,270
    Over three months to six months ....         -          -          -
    Over six months to nine months .....     2,600      2,550         50
    Over nine months to twelve months ..         -          -          -
    Over twelve months .................         -          -          -
                                         ---------  ---------  ---------
                                         $   9,572  $   8,252  $   1,320
                                         =========  =========  =========
Equity securities:
    Three months or less ............... $   8,837  $   7,933  $     904
    Over three months to six months ....     1,434      1,179        255
    Over six months to nine months .....       231        210         21
    Over nine months to twelve months ..         -          -          -
    Over twelve months .................     1,267      1,110        157
                                         ---------  ---------  ---------
                                         $  11,769  $  10,432  $   1,337
                                         =========  =========  =========
     The realized losses recognized on fixed maturity securities that were in an unrealized loss position for three months or less reflects the $1,268,000 other-than-temporary impairment loss recognized during the second quarter of 2004 on a new series of bonds issued by MCI Communications Corporation in conjunction with a bankruptcy court approved payout award. The bonds were sold at a gain during the third quarter of 2004.


LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

     The following table reflects the Company's contractual obligations as of September 30, 2004. Included in the table are the estimated payments that the Company expects to make in the settlement of its loss reserves and with respect to its long-term debt. Employers Mutual has entered into various leases for branch office facilities with lease terms expiring through 2013. Employers Mutual also leases computer software under various operating lease agreements expiring through 2005. All lease costs are included as expenses under the pooling agreement after allocation of the portion of these expenses to the subsidiaries that do not participate in the pool.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

                                            Payments due by period
                              -----------------------------------------------
                                          Less                         More
                                          than      1-3       4-5      than
                                Total    1 year    years     years    5 years
                              --------  --------  --------  -------  --------
                                              ($ in thousands)
Contractual Obligations
Loss and settlement expense
  reserves (1) .............  $408,575  $137,125  $158,578  $37,102  $ 75,770
Long-term debt (2) .........    36,000         -         -        -    36,000
Real estate operating leases     6,536       261     2,969    1,474     1,832
Software operating leases ..     1,183       808       375        -         -
                              --------  --------  --------  -------  --------
Total ......................  $452,294  $138,194  $161,922  $38,576  $113,602
                              ========  ========  ========  =======  ========

(1) The amounts presented are estimates of the dollar amounts and time period in which the Company expects to pay out its gross loss and settlement expense reserves. These amounts are based on historical payment patterns and do not represent actual contractual obligations. The actual payment amounts and the related timing of those amounts could differ significantly from these estimates.

(2) Long-term debt reflects the surplus notes issued by the Company's insurance subsidiaries to Employer Mutual, which have no maturity date. Excluded from long-term debt are pension and other postretirement benefit obligations.

     Estimated guaranty fund assessments of $1,421,000 and $1,253,000, which are used by states to pay claims of insolvent insurers domiciled in that state, have been accrued as of September 30, 2004 and December 31, 2003, respectively. The guaranty fund assessments are expected to be paid over the next two years with premium tax offsets of $1,800,000 expected to be realized within ten years of the payments. Estimated second injury fund assessments of $1,178,000 and $1,109,000, which are designed to encourage employers to employ a worker with a pre-existing disability, have been accrued as of September 30, 2004 and December 31, 2003, respectively. The second injury fund assessment accruals are based on projected loss payments. The periods over which the assessments will be paid is not known.

     The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions. The Company's share of loss reserves eliminated by the purchase of these annuities was $753,000 at December 31, 2003. The Company has a contingent liability of $753,000 should the issuers of these annuities fail to perform under the terms of the annuities. The Company's share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries' policyholders' surplus.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED
           ----------------------------------------------
                                  (Unaudited)

NEW ACCOUNTING PRONOUNCEMENTS

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. In January 2004, the Financial Accounting Standards Board (FASB) issued Staff Position FAS No. 106-1 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Because of various uncertainties, including Employers Mutual's response to this legislation and the appropriate accounting methodology for this event, the Company elected to defer financial recognition of this legislation as permitted under FAS 106-1. In May 2004, the FASB issued Staff Position FAS No. 106-2, which became effective for interim and annual periods beginning after June 15, 2004. FAS No. 106-2 provides accounting guidance and disclosure requirements for the prescription drug subsidy established under the Act. The effect of the subsidy on the measurement of the Employers Mutual postretirement benefit plan resulted in a decrease in the accumulated projected benefit obligation of $9,899,000 and the net periodic postretirement benefit cost for 2004 was reduced by $1,076,000.

     Adoption of FAS 106-2 resulted in a $241,000 reduction to the Company's share of the net periodic postretirement benefit cost for the nine months ended September 30, 2004. The portion of the adjustment applicable to the first and second quarters was immaterial; therefore, the entire adjustment was reflected in the third quarter and the first and second quarters were not restated.


CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides issuers the opportunity to make cautionary statements regarding forward-looking statements. Accordingly, any forward-looking statement contained in this report is based on management's current expectations and actual results of the Company may differ materially from such expectations. The risks and uncertainties that may affect the actual results of the Company include but are not limited to the following: general volatility of the property and casualty insurance and reinsurance market; catastrophic events and the occurrence of significant severe weather conditions; state and federal legislation and regulations; rate competition; changes in interest rates and the performance of financial markets; the adequacy of loss and settlement expense reserves, including asbestos and environmental claims; terrorist activities and federal solutions to make available insurance coverage for acts of terrorism; timely collection of amounts due under ceded reinsurance contracts; rating agency actions; and other risks and uncertainties inherent in the Company's business.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY
-------  --------------------------------------------------------------------
         SECURITIES
         ----------
     The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended September 30, 2004:

                  Issurer Purchases of Equity Securities
---------------------------------------------------------------------------
                  (a) Total   (b) Average  (c) Total     (d) Maximum Number
                  Number of    Price Paid   Number of     (or Approximate
                   Shares       Per Share   Shares (or    Dollar Value) of
                  (or Units)   (or Unit)    Units)        Shares (or Units)
                  Purchased                 Purchased as  that May Yet Be
                                            Part of       Purchased Under
                                            Publicly      The Plans or
                                            Announced     Programs
                                            Plans or
     Period                                 Programs
----------------  ----------  ----------  --------------  -----------------
7/1/04 - 7/31/04        78 (1)   $23.83         -                -

8/1/04 - 8/31/04       233 (1)    20.15         -                -

9/1/04 - 9/30/04     1,360 (1)    18.75         -                -
                    ------      -------      ------          -------
Total                1,671       $19.18         -                -
                    ======      =======      ======          =======

(1) All shares were purchased in the open market under the Company's dividend reinvestment and common stock purchase plan.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

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

    (b) An 8-K was filed on July 16, 2004 announcing the Company's filing of an S-1 Registration Statement in connection with a proposed stock offering.

         An 8-K was filed on July 19, 2004 announcing the Company's proposed increase in its property and casualty insurance companies' aggregate participation interest in the EMC Insurance Companies pooling agreement effective January 1, 2005 and Employers Mutual Casualty Company's withdrawal from participating in the Company's Dividend Reinvestment and Common Stock Purchase Plan.

         An 8-K was filed on August 5, 2004 announcing the Company's second quarter 2004 financial results.

         An 8-K was filed on August 17, 2004 announcing the Company's declaration of a quarterly dividend of fifteen cents per share of common stock payable September 3, 2004 to shareholders of record as of August 27, 2004.

         An 8-K was filed on September 27, 2004 announcing a reduction in the number of shares to be offered by the selling shareholder in the Company's proposed stock offering.


         An 8-K was fled on September 27, 2004 reporting third quarter 2004 estimated hurricane losses and reserve strengthening actions.




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




                              EMC INSURANCE GROUP INC.
                              Registrant



                              /s/  Bruce G. Kelley
                              -------------------------
                              Bruce G. Kelley
                              President & Chief Executive Officer



                              /s/  Mark E. Reese
                              -------------------------
                              Mark E. Reese
                              Vice President and
                              Chief Financial Officer

Date: November 12, 2004