Form 10-K
period 2004-12-31
EMC INSURANCE GROUP INC
filed 2005-03-30
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             For the Fiscal Year Ended December 31, 2004

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was $52,032,153.

    The number of shares outstanding of the registrant's common stock, $1.00 par value, on March 7, 2005, were 13,591,464.

                   DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 26, 2005, and to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year ended December 31, 2004, are incorporated by reference under Part III.





                               TABLE OF CONTENTS

Part I
Item 1.  Business ........................................................   2
         Executive Officers of the Company ...............................  36
Item 2.  Properties ......................................................  37
Item 3.  Legal Proceedings ...............................................  37
Item 4.  Submission of Matters to a Vote of Security Holders .............  37

Part II
Item 5.  Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities ............  38
Item 6.  Selected Financial Data .........................................  40
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..........................  41
Item 7A. Quantitative and Qualitative Disclosures about Market Risk ......  84
Item 8.  Financial Statements and Supplementary Data .....................  85
Item 9.  Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure .......................... 135
Item 9A. Controls and Procedures ......................................... 135
Item 9B. Other Information ............................................... 135

Part III
Item 10. Directors and Executive Officers of the Registrant .............. 135
Item 11. Executive Compensation .......................................... 136
Item 12. Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters ............... 136
Item 13. Certain Relationships and Related Transactions .................. 137
Item 14. Principal Accountant Fees and Services .......................... 137

Part IV
Item 15. Exhibits and Financial Statement Schedules ...................... 138
Index to Financial Statement Schedules ................................... 138
Signatures ............................................................... 142
Index to Exhibits ........................................................ 143


                                    PART I

ITEM 1.   BUSINESS.
-------   ---------
GENERAL
-------
     EMC Insurance Group Inc. is an insurance holding company that was incorporated in Iowa in 1974 by Employers Mutual Casualty Company (Employers Mutual) and became a public company in 1982 following the initial public offering of its common stock. EMC Insurance Group Inc. is 53.7 percent owned by Employers Mutual, a multiple-line property and casualty insurance company organized as an Iowa mutual insurance company in 1911 that is licensed in all 50 states and the District of Columbia. The term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate, are referred to as the "EMC Insurance Companies."

     The Company conducts operations in property and casualty insurance and reinsurance through its subsidiaries. The Company primarily focuses on the sale of commercial lines of property and casualty insurance to small and medium-sized businesses. These products are sold through independent insurance agents who are supported by a decentralized network of branch offices. Although the Company actively markets its insurance products in 41 states, the majority of its business is marketed and generated in the Midwest.

     The Company conducts its insurance business through two business segments as follows:


                       ...............................
                       :                             :
                       :   EMC INSURANCE GROUP INC.  :
                       :                             :
                       :.............................:
                                      :
                                      :
           Property and               :
        Casualty Insurance            :                        Reinsurance
                ......................:................................
                :                                                     :
                :                                                     :
Illinois EMCASCO Insurance Company (Illinois EMCASCO)                EMC
Dakota Fire Insurance Company (Dakota Fire)                      Reinsurance
Farm and City Insurance Company (Farm and City)                    Company
EMCASCO Insurance Company (EMCASCO)
                :
                :
       EMC Underwriters, LLC

     Illinois EMCASCO was formed in Illinois in 1976 and was redomesticated to Iowa in 2001, Dakota Fire was formed in North Dakota in 1957 and EMCASCO was formed in Iowa in 1958 for the purpose of writing property and casualty insurance. Farm and City was formed in Iowa in 1962 to write nonstandard risk automobile insurance and was purchased by the Company in 1984. In January 2004, the Company announced that Farm and City Insurance Company would discontinue writing new business and implement non-renewal procedures on existing business. Farm and City will continue to participate in the pooling arrangement even though it will no longer write business directly (see discussion under "Organizational Structure"). EMC Reinsurance Company was formed in 1981 to assume reinsurance business from Employers Mutual. The Company's excess and surplus lines insurance agency, EMC Underwriters, LLC, was formed in Iowa in 1975 and was acquired in 1985. Effective December 31, 1998, the excess and surplus lines insurance agency was converted to a limited liability company and the ownership was contributed to EMCASCO.

     Property and casualty insurance is the most significant segment of the Company's business, representing approximately 72 percent of premiums earned in 2004. The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling arrangement. Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the pooling arrangement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products. For a discussion of the pooling arrangement and its benefits, please see "Organizational Structure" below.

     Reinsurance operations are conducted through EMC Reinsurance Company, representing approximately 28 percent of premiums earned in 2004. The principal business activity of EMC Reinsurance Company is to assume the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies (subject to certain limited exceptions).

     The Company's insurance agency, EMC Underwriters, LLC, specializes in marketing excess and surplus lines of insurance. The excess and surplus lines markets provide insurance coverage at negotiated rates for risks that are not acceptable to licensed insurance companies. EMC Underwriters accesses this market by working through independent agents and functions as managing underwriter for excess and surplus lines insurance for several of the pool participants. The Company derives income from this business based on the fees and commissions earned through placement of the business, as opposed to the underwriting of the risks associated with that business.

ORGANIZATIONAL STRUCTURE

Property and Casualty Insurance

     The four property and casualty insurance subsidiaries of the Company and two subsidiaries and an affiliate of Employers Mutual (Union Insurance Company of Providence, EMC Property & Casualty Company and Hamilton Mutual Insurance Company) are parties to reinsurance pooling agreements with Employers Mutual (collectively the "pooling agreement"). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool. All premiums, losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. The aggregate participation of the Company's property and casualty insurance subsidiaries is 23.5 percent. Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events.

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

     The purpose of the pooling arrangement is to spread the risk of an exposure insured by any of the participants among all of the participants. The particular benefits that the Company's property and casualty insurance companies realize from participating in the pooling arrangement include the following:

  o the ability to produce a more uniform and stable underwriting result from year-to-year for each participant than might otherwise be experienced on an individual basis, by spreading the risks over a wide range of geographic locations, lines of insurance written, rate filings, commission plans and policy forms;

  o the ability to benefit from the capacity of the entire pool representing $1.1 billion in direct premiums written in 2004 and $665.7 million in statutory surplus as of December 31, 2004, rather than being limited to policy exposures of a size commensurate with each participant's own surplus level;

  o the achievement of an "A-" (Excellent) rating from A.M. Best on the basis of participation in the pool;

  o the ability to take advantage of a significant distribution network of independent agencies that the participants most likely could not access on an individual basis;

  o the ability to negotiate and purchase reinsurance from third-party reinsurers on a combined basis, thereby achieving larger retentions and better pricing; and

  o the ability to achieve and benefit from economies of scale in operations.

     On October 20, 2004, the Company successfully completed a follow-on stock offering and sold 2.0 million new shares of its common stock to the public at a price of $18.75 per share. Employers Mutual participated in the stock offering as a selling shareholder and sold 2.1 million shares of the Company's common stock that it previously owned. As a result of these transactions, Employers Mutual's ownership of the Company was reduced from approximately
80.9 percent to approximately 53.7 percent.

     Net proceeds from the follow-on stock offering totaled $34,890,000.
These proceeds were contributed to three of the Company's property and casualty insurance subsidiaries in late December to support a planned 6.5 percentage point increase in the Company's aggregate participation in the pooling agreement effective January 1, 2005. As a result of this change, the Company's aggregate participation in the pooling agreement will increase from the current 23.5 percent to 30.0 percent and Employers Mutual's participation will decrease from the current 65.5 percent to 59.0 percent. In connection with this change in the pooling agreement, the Company's liabilities will increase $115,042,000 and assets will increase $108,798,000. The Company will reimburse Employers Mutual $6,519,000 for expenses that were incurred to generate the additional business assumed by the Company, but this expense will be offset by an increase in deferred policy acquisition costs. The Company will also receive $275,000 in interest income from Employers Mutual as the actual cash transfer did not occur until February 15, 2005.

     Effective January 1, 2005, the pooling agreement was amended to provide for a fixed term of three years commencing January 1, 2005 and continuing until December 31, 2007, during which period the pooling agreement may not be terminated and the revised participation interests will not be further amended, absent the occurrence of a material event not in the ordinary course of business that could reasonably be expected to impact the appropriateness of the participation interests in the pool (such as the sale or dissolution of a participant, or the acquisition by, or affiliation with, the Company or Employers Mutual of a subsidiary or affiliated company that desires to become a participant in the pooling arrangement). Commencing January 1, 2008, the pooling agreement will be automatically renewed for an additional three-year term (and automatically renewed for three-year terms after the end of each renewal term), however, during any renewal term a participant may terminate its participation in the pool as of the beginning of the next calendar year by providing 12 months prior notice to Employers Mutual.

     Effective January 1, 2005, the pooling agreement was further amended to comply with certain conditions established by A.M. Best that will enable the pool participants to have their financial strength ratings determined on a "group" basis. These amendments: (i) provide that if a pool participant becomes insolvent, or is otherwise subject to liquidation or receivership proceedings, each of the other participants will, on a pro rata basis (based on their participation interests in the pool), adjust their assumed portions of the pool liabilities in order to assume in full the liabilities of the impaired participant, subject to compliance with all regulatory requirements applicable to such adjustment under the laws of all states in which the participants are domiciled; (ii) clarify that all development on prior years' outstanding losses and settlement expenses of the participants will remain in the pool and be pro rated pursuant to the pooling agreement; and (iii) clarify that all liabilities incurred prior to a participant withdrawing from the pool, and associated with such withdrawing participant, shall remain a part of the pool and subject to the pooling arrangement.

     The amount of insurance a property and casualty insurance company writes under industry standards is commonly expressed as a multiple of its surplus calculated in accordance with statutory accounting practices. Generally, a ratio of 3-to-1 or less is considered satisfactory by state insurance departments. The ratios of the pool participants for the past three years are as follows:

                                                 Year ended December 31,
                                             ------------------------------
                                             2004         2003         2002
                                             ----         ----         ----
      Employers Mutual ....................  1.23         1.26         1.55
      EMCASCO (1) .........................  1.65         2.15         2.41
      Illinois EMCASCO (1) ................  1.74         2.07         2.36
      Dakota Fire (1) .....................  1.67         2.11         2.41
      Farm and City .......................  2.67         2.35         2.49
      EMC Property & Casualty Company .....   .93          .92          .94
      Union Insurance Company of Providence   .91          .91          .93
      Hamilton Mutual Insurance Company ...  2.53         2.02         2.13

(1) The 2004 ratios for these companies reflect the receipt of an aggregate of $34,890,000 in proceeds from the Company's follow-on stock offering. The ratios for all three years for these companies also reflect the issuance of an aggregate of $25,000,000 of surplus notes to Employers Mutual on December 28, 2001. Surplus notes are considered to be a component of surplus for statutory reporting purposes; however, under U.S. generally accepted accounting principles, surplus notes are considered to be debt and are reported as a liability in the Company's financial statements.

Reinsurance

     The Company's reinsurance subsidiary assumes a 100 percent quota share portion of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts. This includes all premiums and related losses and settlement expenses of this business, subject to a maximum loss of $1,500,000 per event. The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual; however, the reinsurance subsidiary assumes reinsurance business from the Mutual Reinsurance Bureau pool and this pool provides a very small amount of reinsurance protection to the EMC Insurance Companies. As a result, the reinsurance subsidiary's assumed exposures include a very small portion of the EMC Insurance Companies direct business, after ceded reinsurance protections purchased by the Mutual Reinsurance Bureau pool are applied. In addition, the reinsurance subsidiary does not reinsure any "involuntary" facility or pool business that Employers Mutual assumes pursuant to state law. Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

     The reinsurance subsidiary pays an annual override commission to Employers Mutual in connection with the $1,500,000 cap on losses assumed per event. The override commission is charged at a rate of 4.50 percent of written premiums. The reinsurance subsidiary also pays for 100 percent of the outside reinsurance protection Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business, excluding reinstatement premiums. This cost is recorded as a reduction to the premiums received by the reinsurance subsidiary.

Property and Casualty Insurance and Reinsurance

     Employers Mutual provides various services to all of its subsidiaries and affiliates. Such services include data processing, claims, financial, actuarial, auditing, marketing and underwriting. Employers Mutual allocates a portion of the cost of these services to the subsidiaries that do not participate in the pooling agreement based upon a number of criteria. The remaining costs are charged to the pooling agreement and each pool participant shares in the total cost in accordance with its pool participation percentage.

    Investment expenses are based on actual expenses incurred by the Company plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted average of total invested assets and number of investment transactions.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     For information concerning the Company's revenues, operating income and identifiable assets attributable to each of its industry segments over the past three years, see note 7 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.


NARRATIVE DESCRIPTION OF BUSINESS

Principal Products

Property and Casualty Insurance

     The Company's property and casualty insurance subsidiaries and other parties to the pooling agreement underwrite both commercial and personal lines of property and casualty insurance. Those coverages consist of the following types of insurance:

Commercial Lines

  o Automobile - policies purchased by insureds engaged in a commercial activity that provide protection against liability for bodily injury and property damage arising from automobile accidents and protection against loss from damage to automobiles owned by the insured.

  o Property - policies purchased by insureds engaged in a commercial activity that provide protection against damage or loss to property (other than autos) owned by the insured.

  o Workers' Compensation - policies purchased by employers to provide benefits to employees for injuries incurred during the course of employment. The extent of coverage is established by the workers' compensation laws of each state.

  o Liability - policies purchased by insureds engaged in a commercial activity that provide protection against liability for bodily injury or property damage to others resulting from acts or omissions of the insured or its employees.

  o Other - includes a broad range of policies purchased by insureds engaged in a commercial activity that provides protection with respect to burglary and theft loss, aircraft, marine and other losses. This category also includes fidelity and surety bonds issued to secure performance.

Personal Lines

  o Automobile - policies purchased by individuals that provide protection against liability for bodily injury and property damage arising from automobile accidents and protection against loss from damage to automobiles owned by the insured.

  o Property - policies purchased by individuals that provide protection against damage or loss to property (other than autos) owned by the individual, including homeowner's insurance.

  o Liability - policies purchased by individuals that provide protection against liability for bodily injury or property damage to others resulting from acts or omissions of the insured.

     The following table sets forth the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 2004, by line of business.

                                  Percent           Percent           Percent
                                    of                of                of
Line of Business           2004    total     2003    total     2002    total
---------------         ---------- -----  ---------- -----  ---------- -----
                                       (Dollars in thousands)
Commercial Lines:
  Automobile .......... $  248,542  21.8% $  239,960  21.6% $  224,321  21.5%
  Property ............    224,899  19.7     202,124  18.2     180,622  17.3
  Workers' compensation    217,987  19.1     209,171  18.8     194,853  18.7
  Liability ...........    231,091  20.2     213,150  19.1     195,682  18.8
  Other ...............     25,430   2.2      22,524   2.0      20,489   2.0

                        ---------- -----  ---------- -----  ---------- -----
   Total commercial
     lines ............    947,949  83.0     886,929  79.7     815,967  78.3
                        ---------- -----  ---------- -----  ---------- -----

Personal Lines:
  Automobile ..........    110,063   9.6     128,671  11.5     134,405  12.9
  Property ............     82,786   7.2      95,550   8.6      89,248   8.6
  Liability ...........      2,127   0.2       1,972   0.2       1,815   0.2
                        ---------- -----  ---------- -----  ---------- -----
   Total personal lines    194,976  17.0     226,193  20.3     225,468  21.7
                        ---------- -----  ---------- -----  ---------- -----
       Total .......... $1,142,925 100.0% $1,113,122 100.0% $1,041,435 100.0%
                        ========== =====  ========== =====  ========== =====
Reinsurance

     As previously noted, the reinsurance subsidiary assumes the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies (subject to certain limited exceptions). Employers Mutual writes both pro rata and excess-of-loss reinsurance for unaffiliated insurance companies. Pro rata reinsurance is a form of reinsurance in which the reinsurer assumes a stated percentage of all premiums, losses and related expenses in a given class of business. In contrast, excess-of-loss reinsurance provides coverage for a portion of losses incurred by an insurer which exceed predetermined retention limits. Over the last several years, Employers Mutual has emphasized writing excess-of-loss reinsurance business and has worked to increase its participation on existing contracts that had favorable terms. Employers Mutual strives to be flexible in the types of reinsurance products it offers, but generally limits its writings to direct reinsurance business rather than providing retrocessional coverage.

     The following table sets forth the assumed written premiums of the reinsurance subsidiary for the three years ended December 31, 2004, by line of business.

                                     Percent          Percent          Percent
                                       of               of               of
Line of Business               2004   total     2003   total     2002   total
----------------             -------  -----   -------  -----   -------  -----
                                              (Dollars in thousands)
Pro rata reinsurance:
      Property and Casualty  $21,785   22.3%  $20,025   22.2%  $17,856   23.4%
      Property .............  14,501   14.8    15,282   17.0    11,417   15.0
      Crop .................   4,084    4.2     2,693    3.0     1,535    2.0
      Casualty .............   1,206    1.2     1,771    2.0     2,886    3.8
      Marine/Aviation ......  11,202   11.5    12,377   13.7    12,073   15.8
                             -------  -----   -------  -----   -------  -----
        Total pro rata
          reinsurance ......  52,778   54.0    52,148   57.9    45,767   60.0
                             -------  -----   -------  -----   -------  -----
Excess-of-loss
  reinsurance:
      Property .............  26,935   27.6    23,744   26.4    18,925   24.9
      Casualty .............  17,358   17.8    12,954   14.4    10,610   13.9
      Surety ...............     566    0.6     1,212    1.3       902    1.2
                             -------  -----   -------  -----   -------  -----
        Total excess-of-loss
          reinsurance ......  44,859   46.0    37,910   42.1    30,437   40.0
                             -------  -----   -------  -----   -------  -----
        Total .............. $97,637  100.0%  $90,058  100.0%  $76,204  100.0%
                             =======  =====   =======  =====   =======  =====

MARKETING AND DISTRIBUTION

Property and Casualty Insurance

     The Company markets a wide variety of commercial and personal lines insurance products through 16 full service branch offices, which actively write business in 41 states. The Company's products are marketed exclusively through a network of over 3,150 local independent agencies contracted and serviced by those branch offices. The Company primarily focuses on the sale of commercial lines of property and casualty insurance to small and medium-sized businesses, which are considered to be policyholders that pay less than $100,000 in annual premiums. The Company also seeks to provide more than one policy to a given customer, because this "account selling" strategy diversifies risks and generally improves underwriting results.

     The pool participants wrote over $1.1 billion in direct premiums in 2004, with 83 percent of this business coming from commercial lines products and 17 percent coming from personal lines products. Although a majority of the Company's business is generated by sales in the Midwest, its offices are located across the country to take advantage of local market conditions and opportunities, as well as to spread risk geographically. Each branch office performs its own underwriting, claims, marketing and risk management functions according to policies and procedures established and reviewed by the home office. This decentralized network of branch offices allows the Company to develop marketing strategies, products and pricing that target the needs of individual marketing territories and take advantage of different opportunities for profit in each market. This operating structure also enables the Company to develop close relationships with the agents and customers with whom it does business.

     Although each branch office offers a slightly different combination of products, the branches generally target three customer segments:

  o a wide variety of small to medium-sized businesses, through a comprehensive package of property and liability coverages;

  o businesses and institutions eligible for the Company's target market and safety dividend group programs (described below), which offer specialized products geared to their members' unique protection needs; and

  o individual consumers, through a number of personal lines products such as homeowners, automobile and umbrella coverages.

     The Company writes a number of target market and safety dividend group programs throughout the country, and has developed a strong reputation for these programs within the marketplace. These programs provide enhanced insurance protection to businesses or institutions that have similar hazards and exposures and are willing to implement loss prevention programs. Underwriting results are based on the experience of the group, rather than the individual participants. These groups include public schools, small municipalities, petroleum marketers, contractors and mobile home parks. As an example, the pool participants write coverage for over 1,200 school districts throughout the Midwest, including all the districts in Iowa. These programs have been successful because they offer risk management products and services that are targeted to the needs of group members through a local independent agent.

     The following table sets forth the geographic distribution of the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 2004.

                                          2004        2003        2002
                                          ----        ----        ----
    Arizona ............................   3.8%        3.6%        3.8%
    Colorado ...........................   3.1         2.9         2.8
    Illinois ...........................   4.3         4.3         4.7
    Iowa ...............................  15.1        15.4        15.9
    Kansas .............................   9.1         8.9         8.8
    Michigan ...........................   4.1         4.9         5.1
    Minnesota ..........................   3.3         3.3         3.3
    Nebraska ...........................   6.4         6.9         6.8
    Pennsylvania .......................   3.4         3.1         3.1
    Texas ..............................   4.6         4.9         5.0
    Wisconsin ..........................   5.6         5.5         5.0
    Other * ............................  37.2        36.3        35.7
                                         -----       -----       -----
                                         100.0%      100.0%      100.0%
                                         =====       =====       =====
* Includes all other jurisdictions, none of which accounted for more than 3 percent.

Reinsurance

     Because the Company's reinsurance business is limited to assuming the reinsurance business produced by Employers Mutual, the reinsurance subsidiary does not engage in any independent marketing activities in the reinsurance market. All reinsurance marketing is undertaken by Employers Mutual in its role as the direct writer of reinsurance.

     Employers Mutual's reinsurance business is derived from two sources. Approximately 56.8 percent of premiums earned in 2004 from Employers Mutual's reinsurance business was generated through the activities of its Home Office Reinsurance Assumed Department (also known as "HORAD"). The reinsurance business written by HORAD is brokered through independent intermediaries. As a result, the risks assumed by HORAD do not materially overlap with the risks assumed by MRB (discussed below). The risks which are assumed by Employers Mutual through HORAD are directly underwritten and priced by Employers Mutual. As such, Employers Mutual has discretion with respect to the type and size of risks which it assumes and services through these activities.

     The remaining 43.2 percent of Employers Mutual's premiums earned in 2004 was generated through participation in the Mutual Reinsurance Bureau pool (also known as "MRB"), an unincorporated association through which Employers Mutual and two other unaffiliated insurance companies participate in a voluntary reinsurance pool to meet the reinsurance needs of small and medium-sized, unaffiliated mutual insurance companies. Employers Mutual has participated in MRB since 1957. As a member of this organization, Employers Mutual assumes its proportionate share of the risks ceded to MRB by unaffiliated insurers. Employers Mutual's proportionate share is currently one third of all reinsurance business assumed by MRB. However, because MRB is structured on a joint liability basis, Employers Mutual, and therefore the Company's reinsurance company, would also be obligated with respect to the proportionate share of risks assumed by the other participants in the event they were unable to perform. MRB, which is operated by an independent management team, manages assumed risks through typical underwriting practices, including loss exposure controls through reinsurance coverage obtained for the benefit of MRB. The risks for which MRB is the reinsurer arise primarily from the Northeast and Midwest markets. Underwriting of risks and pricing of coverage is performed by MRB management under general guidelines established by Employers Mutual and the other participating insurers. Apart from these procedures, Employers Mutual has only minimal control or influence over the risks assumed and the results of these operations. There are currently two other unaffiliated insurance companies participating in MRB with Employers Mutual. Because of the joint liability structure, MRB participating companies must maintain a rating of "A-" (Excellent) or above from A.M. Best and meet certain other standards.

     The board of directors of the MRB reinsurance pool, of which Employers Mutual is a member, recently authorized management to pursue the addition of one or two new assuming companies to the pool. If additional assuming companies are added to the pool, Employers Mutual's participation would be reduced and the reinsurance segment's premium volume would decline in the short-term; however, this action will strengthen MRB's surplus base and should favorably impact their ability to attract new business.

     Over the last several years Employers Mutual has emphasized writing excess-of-loss reinsurance business and has worked to increase its participation on existing contracts that had favorable terms. Employers Mutual strives to be flexible in the types of reinsurance products it offers, but generally limits its writings to direct reinsurance business, rather than providing retrocessional covers. During the last three years there has been a trend in the reinsurance marketplace for "across the board" participation on excess-of-loss reinsurance contracts. As a result, reinsurance companies must be willing to participate on all layers offered under a specific contract in order to be considered a viable reinsurer.

     It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business. Commissions paid by the reinsurance subsidiary to Employers Mutual for this purpose amounted to $20,622,000 in 2004. The reinsurance subsidiary also pays an annual override commission at the rate of
4.5 percent to Employers Mutual in connection with the $1.5 million cap on losses assumed per event. This commission amounted to $4,394,000 in 2004.
EMC Re also pays for 100 percent of the third-party reinsurance protection Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business, excluding reinstatement premiums. This cost is recorded as a reduction to the premiums received by the reinsurance subsidiary and amounted to $3,627,000 in 2004.

COMPETITION

Property and Casualty Insurance

     The property and casualty insurance business is very competitive. The Company's property and casualty insurance subsidiaries and the other pool members compete in the United States insurance market with numerous insurers, many of which have greater financial resources. Competition in the types of insurance in which the property and casualty insurance subsidiaries are engaged is based on many factors, including the perceived overall financial strength of the insurer, premiums charged, contract terms and conditions, services offered, speed of claim payments, reputation and experience. Because the insurance products of the pool members are marketed exclusively through independent agencies, the Company faces competition to retain qualified agencies, as well as competition within the agencies. The pool members also compete with direct writers, who utilize salaried employees and generally offer their products at a lower cost, exclusive agencies who write insurance business for only one company, and to a lesser extent, Internet-based enterprises. The pool members utilize a profit-sharing plan as an incentive for the independent agencies to place high-quality insurance business with them.

Reinsurance

     Employers Mutual, in writing reinsurance business through its HORAD operation, competes in the global reinsurance market with numerous reinsurance companies, many of which have substantially greater financial resources. Competition for reinsurance business is based on many factors, including financial strength, industry ratings, stability in products offered and licensing status. During the last several years, some ceding companies have tended to favor large, financially strong reinsurance companies who are able to provide "mega" line capacity for multiple lines of business. Employers Mutual faces the risk of ceding companies becoming less interested in diversity and spread of reinsurance risk in favor of having fewer, highly capitalized reinsurance companies on their program.

     While reinsurer competition for national and regional company business is growing, the Company believes that MRB has a competitive advantage in the smaller mutual company market that it serves. This segment of the market is not targeted by the London and Bermuda markets, which tend to deal with larger insurers at higher margins. MRB understands the needs of the smaller company market and operates at a very low expense ratio, enabling it to offer reinsurance coverage (on business that generally presents less risk) to an under-served market at lower margins.

Best's Rating

Property and Casualty Insurance

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

     The most recent A.M. Best Property Casualty Key Rating Guide gives the Company's property and casualty insurance subsidiaries an "A-" (Excellent) policyholders rating in their capacity as participants in the pooling arrangement. The pool participants were previously rated by A.M. Best on a "pool" basis due to their participation in the pooling arrangement. However, as a result of recently published changes to the methodology employed by A.M. Best in assigning ratings to groups of affiliated insurance companies, the Company has been informed that it no longer qualifies to be rated on a "pool" basis, but will instead be rated on a "group" basis beginning in 2005. Under the new methodology, each pool participant will be rated on a stand-alone basis and Employers Mutual, as the parent organization, will be rated on a consolidated basis. Each participant's strategic importance, and the level of parental support it receives, will then be analyzed to determine if a modification to its stand-alone rating is merited. According to A.M. Best, each of the pool participants, with the exception of Farm and City Insurance Company, are considered to be "core subsidiaries" and will therefore receive Employers Mutual's rating and financial size category, and a "group" affiliation code. Farm and City will not receive Employers Mutual's rating or the "group" affiliation code due to the fact that it has discontinued writing direct insurance business.

     As part of the change in its rating methodology, A.M. Best also announced that insurance companies that seek to be rated on a "group" basis must comply with certain conditions. Because the Company and Employers Mutual believe that a "group" rating is important to their business, the pool participants intend to comply with these conditions. One of these conditions requires that the parent organization retain greater than 50 percent ownership of each group member. As a result of this requirement, Employers Mutual intends to retain a minimum of 50.1 percent ownership of the Company's outstanding common stock. Other conditions imposed by A.M. Best required amendments to the pooling agreement, which became effective January 1, 2005. The most significant amendment is a requirement that each pool participant assume its pro rata share (based on its participation interest in the pool) of the liabilities of any pool participant that becomes insolvent or is otherwise subject to liquidation or receivership proceedings, subject to compliance with all regulatory requirements applicable to such adjustment.

Reinsurance

     The most recent A.M. Best Property Casualty Key Rating Guide gives the Company's reinsurance subsidiary an "A-" (Excellent) policyholders' rating. However, because all of the reinsurance business assumed by the reinsurance subsidiary is produced by Employers Mutual, the rating of the reinsurance subsidiary is not critical to the Company's reinsurance operations. The rating of Employers Mutual is, however, critical to the Company's reinsurance operations, as the unaffiliated insurance companies that cede business to Employers Mutual are concerned with its rating as an indication of its ability to meet its obligations to those insurance companies. The downgrade of Employers Mutual's rating from "A" (Excellent) to "A-" (Excellent) in 2001 has resulted in some loss of reinsurance business to Employers Mutual, as the downgrade resulted in Employers Mutual becoming ineligible to assume certain reinsurance business. Any further downgrade of Employers Mutual's rating would have a material adverse impact on the Company's reinsurance subsidiary, as a downgrade would negatively impact Employers Mutual's ability to assume reinsurance business and, consequently, to cede that business to the Company's reinsurance subsidiary.

STATUTORY COMBINED RATIOS

     The following table sets forth the statutory combined trade ratios of the Company's insurance subsidiaries and the property and casualty insurance industry averages for the five years ended December 31, 2004. The combined ratios below are the sum of the following: the loss ratio, calculated by dividing losses and settlement expenses incurred by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written and policyholder dividends by net premiums earned. Generally, if the combined ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.
                                             Year ended December 31,
                                     --------------------------------------
                                      2004    2003    2002    2001    2000
                                     ------  ------  ------  ------  ------
Property and casualty insurance
      Loss ratio ...................   79.0%   70.3%   69.8%   83.0%   82.2%
      Expense ratio ................   33.1    32.2    31.2    28.5    30.8
                                     ------  ------  ------  ------  ------
        Combined ratio .............  112.1%  102.5%  101.0%  111.5%  113.0%
                                     ======  ======  ======  ======  ======
Reinsurance
      Loss ratio ...................   55.9%   65.2%   70.7%   86.6%   86.1%
      Expense ratio ................   27.8    27.2    31.6    29.1    29.1
                                     ------  ------  ------  ------  ------
        Combined ratio .............   83.7%   92.4%  102.3%  115.7%  115.2%
                                     ======  ======  ======  ======  ======
Total insurance operations
      Loss ratio ...................   72.6%   68.9%   70.0%   83.8%   83.0%
      Expense ratio ................   31.6    30.9    31.3    28.6    30.5
                                     ------  ------  ------  ------  ------
        Combined ratio .............  104.2%   99.8%  101.3%  112.4%  113.5%
                                     ======  ======  ======  ======  ======
Property and casualty insurance
  industry averages (1)
      Loss ratio ...................   72.4%   75.0%   81.7%   88.5%   81.5%
      Expense ratio ................   25.2    25.1    25.7    27.5    28.9
                                     ------  ------  ------  ------  ------
        Combined ratio .............   97.6%  100.1%  107.4%  116.0%  110.4%
                                     ======  ======  ======  ======  ======
(1) As reported by A.M. Best Company. The ratio for 2004 is an estimate; the actual combined ratio is not currently available.

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


CLAIMS MANAGEMENT

     The Company believes that effective claims management is critical to its success. To this end, the Company has adopted a customer-focused claims management process that it believes is cost efficient, delivers the appropriate claims service and produces superior claims results. The Company's claims management process is focused on controlling claims from their inception, accelerating communication to insureds and claimants and compressing the cycle time of claims to control both loss costs and claims-handling costs. The Company believes its process provides quality service and results in the appropriate handling of claims, allowing it to cost-effectively pay valid claims and contest fraudulent claims.

     The Company's claims management operation includes adjusters, appraisers, special investigators, attorneys and claims administrative personnel. The Company conducts its claims management operations out of its 16 branch offices and six service offices located throughout the United States. The home office claims group provides advice and counsel for branch claims staff in investigating, reserving and disposing of claims. The home office claims staff also evaluates branch claim operations and makes recommendations for improvement in performance. Additional home office services provided include: complex claim handling, physical damage and property review, medical case management, medical bill review, legal coverage analysis, litigation management and subrogation. The Company believes these home office services assist the branch claims personnel in producing greater efficiencies than can be achieved at the local level.

     Each branch office is responsible for evaluating and settling claims within the authority provided by home office claims. Authority levels within the branch offices are granted based upon an adjuster's experience and expertise. The branch office must request input from home office once a case exceeds its authority. A claims committee exists within home office and is chaired by the Senior Vice President of Claims. This committee meets on a weekly basis to assist the branches in evaluating and settling claims beyond their authority.

     The Company will allow claims to go to litigation in matters such as value disputes and questionable liability and it will defend appropriate denials of coverage. The Company generally retains outside defense counsel to litigate such matters. The Company's claims professionals manage the litigation process rather than ceding control to an attorney. The Company has implemented a litigation management system that provides data that will allow claims staff to evaluate the quality and cost effectiveness of legal services provided. Cases are constantly reviewed to adjust the litigation plan if necessary, and all cases going to trial are carefully reviewed to assess the value of trial or settlement.

LOSS AND SETTLEMENT EXPENSE RESERVES

     Liabilities for losses and settlement expenses are estimates at a given point in time of what an insurer expects to pay to claimants and the cost of settling claims, based on facts and circumstances then known. It can be expected that the insurer's ultimate liability for losses and settlement expenses may either exceed or be less than such estimates. The Company's estimates of the liabilities for losses and settlement expenses are based on estimates of future trends and claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, which may cover many years in some cases, the Company may learn additional facts regarding individual claims, and consequently it often becomes necessary to refine and adjust its estimates of the liability. The Company reflects any adjustments to its liabilities for losses and settlement expenses in its operating results in the period in which the changes in estimates are made.

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

     Settlement expense reserves are intended to cover the ultimate cost of investigating claims and defending lawsuits arising from claims. These reserves are established each year based on previous years experience to project the ultimate cost of settlement expenses. To the extent that adjustments are required to be made in the amount of loss reserves each year, settlement expense reserves are correspondingly revised, if necessary.

     The Company's actuaries conduct quarterly reviews of the direct loss and settlement expense reserves. In addition, they specifically analyze direct case loss reserves on a quarterly basis and direct incurred but not reported ("IBNR") loss reserves on an annual basis. Based on the results of these regularly-scheduled evaluations, the Company's actuaries make recommendations regarding adjustments and direct reserve levels.

     The Company does not discount reserves. Inflation is implicitly provided for in the reserving function through analysis of cost trends, reviews of historical reserving results and projections of future economic conditions. Large ($100,000 and over) incurred and reported gross reserves are reviewed regularly for adequacy. In addition, long-term and lifetime medical claims are periodically reviewed for cost trends and the applicable reserves are appropriately revised, if necessary.

     Despite the inherent uncertainties of estimating the loss and settlement expense reserves, the Company believes that its reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that its reserves for losses and settlement expenses at December 31, 2004 are adequate.

     The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the property and casualty insurance subsidiaries and the reinsurance subsidiary. Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements.

                                                Year ended December 31,
                                            ------------------------------
                                              2004       2003       2002
                                            --------   --------   --------
                                                (Dollars in thousands)
Gross reserves at beginning of year ......  $373,783   $331,227   $314,519

Ceded reserves at beginning of year ......   (20,666)   (10,368)   (11,849)
                                            --------   --------   --------
Net reserves at beginning of year ........   353,117    320,859    302,670
                                            --------   --------   --------

Incurred losses and settlement expenses
---------------------------------------
  Provision for insured events
    of the current year ...................   229,668    219,029    200,060

  Increase in provision for
    insured events of prior years ........    20,138      7,476      6,998
                                            --------   --------   --------
        Total incurred losses and
          settlement expenses ............   249,806    226,505    207,058
                                            --------   --------   --------
Payments
--------
  Losses and settlement expenses
    attributable to insured events
    of the current year ..................    83,531     86,072     81,124

  Losses and settlement expenses
    attributable to insured events
    of prior years .......................   115,073    108,175    107,745
                                            --------   --------   --------
        Total payments ...................   198,604    194,247    188,869
                                            --------   --------   --------

Net reserves at end of year ...............  404,319    353,117    320,859

Ceded reserves at end of year .............   25,358     20,666     10,368
                                            --------   --------   --------
Gross reserves at end of year ............. $429,677   $373,783   $331,227
                                            ========   ========   ========

     During the three years ended December 31, 2004, the Company has experienced adverse development in the provision for insured events of prior years. The majority of this adverse development has come from the property and casualty insurance segment, primarily in the workers' compensation and other liability lines of business. Following are the significant issues and trends that the Company has identified as contributors to this adverse development.

     Workers' compensation claim severity has increased significantly over the past five years, with the projected ultimate average claim amount increasing approximately 72 percent over the five year period. An increase of this magnitude has made the establishment of adequate case reserves challenging. A review of the Company's claims data indicates that claims adjusters have recently underestimated medical costs and the length of time injured workers are away from work. In addition, partial disability benefits have been underestimated or unanticipated. Large increases in drug costs and the availability and utilization of new and costly medical procedures have contributed to rapidly escalating medical costs.

     Construction defect claims arising from general liability policies issued to contractors have contributed to the adverse reserve development. States with significant construction defect losses include Alabama, Arizona, California, Colorado, Nevada and Texas.

     Large umbrella claims have recently contributed to the adverse development experienced in the other liability line of business. The Company's pattern of increasing umbrella claims severity is believed to be generally consistent with industry umbrella severity trends. Also contributing to overall umbrella reserve development is an increase in claims arising from underlying general liability policies.

     Legal expenses for the other liability line of business have also increased rapidly over the past three years, with defense costs increasing at an average rate of approximately 14 percent per year. This increase in legal expenses has occurred despite a reduction in the number of new lawsuits.

     In response to an indicated deficiency in case reserves at December 31, 2003, the home office claims department in early 2004 instructed each of the 16 branch offices to review and carefully reevaluate all claim reserves for adequacy. As a result of these reviews, case reserves were strengthened in both the second and third quarters of 2004. However, during the required fourth quarter inventory and review process, the branch offices further strengthened their case reserves, generating a significant amount of adverse development on prior years' reserves.

     Following is a detailed analysis of the adverse development the Company has experienced during the past three years.

YEAR ENDED DECEMBER 31, 2004

Property and casualty insurance segment

     For the property and casualty insurance segment, the December 31, 2004 estimate of loss and settlement expense reserves for accident years 2003 and prior increased $23,750,000 from the estimate at December 31, 2003. This increase represents 10 percent of the December 31, 2003 carried reserves and is attributed to a combination of newly reported claims in excess of carried IBNR reserves, development on case reserves of previously reported claims, bulk reserve strengthening and settlement expense reserve increases resulting from increases in case reserves. None of the adverse development experienced in 2004 is associated with changes in the key actuarial assumptions utilized to estimate loss and settlement expense reserves.

     During 2004, case reserves increased $39,644,000. Actuarial analysis indicates that this increase represents substantial case reserve strengthening. Although figures for the first quarter are not available, the Company estimates that from the end of the first quarter through yearend 2004, case reserves were strengthened $20,904,000. This reserving action is an important underlying reason for the adverse reserve development that occurred during 2004, which is discussed in detail below.

     Because the Company establishes settlement expense reserves as a percentage of case reserves, the increase in case reserves resulted in a $8,731,000 increase in settlement expense reserves, approximately $3,122,000 of which can be attributed to case reserve strengthening. The case reserve increase resulted in an estimated $6,209,000 of settlement expense adverse development.

     The emergence of IBNR claims in excess of carried IBNR reserves resulted in approximately $14,758,000 of adverse development in 2004. The most significant development occurred in the other liability ($7,812,000), personal auto liability ($5,991,000), commercial auto liability ($1,871,000), and workers' compensation ($1,634,000) lines of business. The other liability development can be attributed to an unusual number of umbrella claims and to construction defect claims. More than 80 percent of the other liability development came from accident years 1999 - 2003, which are the years with the vast majority of umbrella IBNR claims. For personal auto, nearly all of the development resulted from a change in the recording of large Michigan no-fault claims; however, the additional reserves are ceded 100 percent to the Michigan Catastrophic Claims Association. For commercial auto, the upward development arose mainly from accident years 2000 - 2003. Approximately 70 percent of the workers' compensation development is from accident years 1999 - 2003. For all other lines combined, IBNR reserves developed downward ($2,550,000), with variations by line of business ranging from downward development of $1,139,000 for commercial property to upward development of $85,000 for bonds.

     Reserves on previously reported claims also developed upward in 2004 by approximately $11,037,000. Adverse case reserve development occurred primarily in the workers' compensation line of business ($12,265,000), with a smaller amount of adverse development occurring in the commercial auto liability ($1,987,000) and other liability ($1,212,000) lines. Partially offsetting these three lines was favorable development in the remaining lines, most notably property ($1,853,000), auto physical damage ($1,041,000) and homeowners ($905,000). About two-thirds of the workers' compensation adverse development came from the latest three accident years. For all lines combined, the latest three accident years were responsible for about 80 percent of the total adverse development.

     For workers' compensation, the adverse development on previously reported claims is tempered by a reduction of $2,609,000 in the bulk case reserve allocated to accident years 2003 and prior. With this adjustment, the workers' compensation adverse case reserve development was $9,656,000.

     The Company also strengthened IBNR reserves in 2004 in response to the results of a regularly-scheduled actuarial analysis, which indicated a higher ratio of IBNR emergence in relation to premiums earned than the 2003 review. The portion of IBNR reserve strengthening allocated to prior accident years totaled $1,521,000. The largest indicated increase in IBNR reserves was in the other liability line of business, where strengthening totaled $1,391,000.

     As previously noted, case reserves for the property and casualty insurance segment developed upward during 2004, which represented a significant change from the historical development pattern prior to 2003. To supplement the individual case reserves, the Company increased the bulk case reserve for the workers' compensation line of business, which was primarily responsible for the adverse development. The portion of the bulk reserve increase allocated to prior accident years was $703,000. The increase in the bulk reserve was in response to quarterly actuarial reviews of case reserves. These reviews were initiated in 2003 and the methodology was refined in 2004. The current methodology projects paid losses to an ultimate level, with the data limited to claims reported as of the evaluation date.

     Settlement expense reserves were strengthened during 2004 in response to actuarial analyses completed in 2004. These reviews indicated generally higher ultimate expense to loss ratios for the other liability line of business, along with higher estimates of ultimate losses than projected during 2003. Accordingly, settlement expense reserves were strengthened, with $2,735,000 of the increase allocated to prior accident years.

     The above results reflect reserve development on a direct basis. During 2004, ceded losses for prior accident years increased $10,437,000. Approximately three-fourths of the increase was in the workers' compensation and personal auto lines of business, primarily as a result of increases in prior year losses ceded to workers' compensation assigned risk pools and the Michigan Catastrophic Claims Association. The impact of the increase in reinsurance recoverables was to offset a portion of the adverse development on direct business described above.

Reinsurance segment

     For the reinsurance segment, the December 31, 2004 estimate of loss and settlement expense reserves for accident years 2003 and prior decreased $3,602,000 from the estimate at December 31, 2003. This decrease represents
3.1 percent of the December 31, 2003 carried reserves and is attributable to the 2003 accident year in the HORAD book of business, which developed downward by $3,674,000. This favorable development can be attributed to reported policy year 2003 losses for property, casualty and multi-line classes that were approximately $5,264,000 below 2003 implicit projections. HORAD accident years 2002 and prior developed upward approximately $1,619,000. This development arose from accident years 1998 - 2002, primarily in multi-line excess, property pro rata and marine lines of business. Most accident years prior to 1998 developed modestly downward.

     MRB reserve development was essentially flat, with minor upward development of $72,000.

     The reserve development experienced in 2004 did not result from any changes in the key actuarial assumptions utilized to estimate loss and settlement expense reserves.

YEAR ENDED DECEMBER 31, 2003

Property and casualty insurance segment

     For the property and casualty insurance segment, the December 31, 2003 estimate of loss and settlement expense reserves for accident years 2002 and prior increased $9,015,000 from the estimate at December 31, 2002. This increase represents 3.9 percent of the December 31, 2002 carried reserves and is attributed to a combination of newly reported claims in excess of carried IBNR reserves, development on case reserves of previously reported claims and bulk reserve strengthening. None of the adverse development experienced in 2003 is associated with changes in the key actuarial assumptions utilized to estimate loss and settlement expense reserves, although a shortage in workers' compensation individual case reserves led to the establishment of a bulk case reserve for that line of business.

     The emergence of IBNR claims in excess of carried IBNR reserves resulted in approximately $3,977,000 of adverse development in 2003. The most significant development occurred in the workers' compensation ($1,742,000), other liability ($1,565,000) and commercial auto liability ($659,000) lines of business. Approximately 85 percent of the workers' compensation adverse development was from accident years 1998 - 2002. The other liability development is primarily attributed to construction defect and asbestos claims for accident years prior to 1998, with modest downward development for accident years 1998 - 2002. For commercial auto, the upward development arose mainly from accident years 1998 - 2001, with 2002 developing downward. For all other lines combined, IBNR reserves developed modestly upward with no significant variations.

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

Reinsurance Segment

     For the reinsurance segment, the December 31, 2003 estimate of loss and settlement expense reserves for accident years 2002 and prior decreased $1,539,000 from the estimate at December 31, 2002. This decrease represents
1.5 percent of the December 31, 2002 carried reserves and is primarily attributed to the 2002 accident year in the HORAD book of business, which developed downward by $3,139,000. Much of this favorable development can be attributed to reported policy year 2002 losses that were approximately $3,200,000 below 2002 implicit projections. HORAD accident years 2001 and prior developed upward approximately $1,190,000. Reserve strengthening implemented in 2003 in response to an independent consultant's analysis of the reinsurance segment's exposure to asbestos exposures resulted in $326,000 of adverse development. The remainder of the upward development arose from accident years 1997 - 2001, primarily from casualty and marine losses.

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

Property and casualty insurance segment

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

     Reserves for asbestos and pollution exposures were strengthened by $3,126,000 during 2002. The asbestos strengthening was implemented in response to an independent consultant's ground up study of asbestos exposures that was completed in early 2003 and increased total direct asbestos reserves to the consultant's point estimate. Pollution reserves were increased to achieve a targeted three-year survival ratio in the neighborhood of twelve. The reserve strengthening for asbestos and pollution primarily affected the other liability line of business. These reserves relate primarily to exposures from the mid-1980s and prior.

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

     Reflected in this table is (1) the reinsurance subsidiary's commutation of all outstanding reinsurance balances ceded to Employers Mutual under catastrophe and aggregate excess-of-loss reinsurance treaties related to accident years 1991 through 1993 in 1994 and (2) the increase in the reinsurance subsidiary's quota share assumption of Employers Mutual's assumed reinsurance business from 95 percent to 100 percent in 1997. The table has been restated to reflect the addition of Hamilton Mutual to the pooling agreement effective January 1, 1997 and the addition of Farm and City to the pooling agreement effective January 1, 1998.

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


                                                                 Year ended December 31,
                                 --------------------------------------------------------------------------------------------------
(Dollars in thousands)             1994     1995     1996     1997     1998     1999     2000     2001     2002     2003     2004
                                   ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
Statutory reserves for losses
  and settlement expenses ...... $191,514  196,293  191,892  205,606  230,937  257,201  276,103  303,643  321,945  354,200  405,683

Retroactive restatement of
  reserves in conjunction with
  admittance of new participants
  into the pooling agreement ...    6,603    6,809    7,018    3,600        -        -        -        -        -        -        -
                                 --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Statutory reserves after
  reclassification .............  198,117  203,102  198,910  209,206  230,937  257,201  276,103  303,643  321,945  354,200  405,683

GAAP adjustments ...............   (2,479)  (3,098)  (3,186)    (858)    (890)    (948)    (839)    (973)  (1,086)  (1,084)  (1,364)
                                 --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Reserves for losses and
  settlement expenses ..........  195,638  200,004  195,724  208,348  230,047  256,253  275,264  302,670  320,859  353,116  404,319

Paid (cumulative) as of:
  One year later ...............   57,247   62,012   59,856   62,949   77,699   87,599   99,530  107,744  108,175  115,073        -
  Two years later ..............   88,831   92,626   92,191   99,870  119,620  138,701  156,337  170,512  176,777        -        -
  Three years later ............  106,691  112,985  113,343  122,455  147,561  173,840  196,400  213,765        -        -        -
  Four years later .............  118,705  124,450  126,507  136,975  167,529  198,221  222,695        -        -        -        -
  Five years later .............  126,384  132,044  135,321  148,708  181,008  212,930        -        -        -        -        -
  Six years later ..............  130,977  137,522  143,105  157,808  190,159        -        -        -        -        -        -
  Seven years later ............  134,923  143,044  149,313  163,150        -        -        -        -        -        -        -
  Eight years later ............  139,263  147,994  153,394        -        -        -        -        -        -        -        -
  Nine years later .............  143,345  151,164        -        -        -        -        -        -        -        -        -
  Ten years later ..............  145,879        -        -        -        -        -        -        -        -        -        -


Reserves re-estimated as of:
  End of year ..................  195,638  200,004  195,724  208,348  230,047  256,253  275,264  302,670  320,859  353,116  404,319
  One year later ...............  179,818  183,760  188,579  197,271  224,313  254,350  280,431  309,668  328,335  373,254        -
  Two years later ..............  173,162  182,285  185,465  194,287  225,288  256,111  288,465  321,761  349,901        -        -
  Three years later ............  172,118  179,797  181,392  193,505  227,010  260,715  296,837  333,126        -        -        -
  Four years later .............  170,570  176,176  180,686  192,824  229,336  265,802  303,200        -        -        -        -
  Five years later .............  167,763  175,465  179,898  195,910  232,446  271,332        -        -        -        -        -
  Six years later ..............  166,764  174,695  181,567  198,162  236,846        -        -        -        -        -        -
  Seven years later ............  166,280  176,012  182,690  201,274        -        -        -        -        -        -        -
  Eight years later ............  167,889  176,866  185,077        -        -        -        -        -        -        -        -
  Nine years later .............  168,627  179,025        -        -        -        -        -        -        -        -        -
  Ten years later ..............  170,706        -        -        -        -        -        -        -        -        -        -
                                 --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Cumulative redundancy
  (deficiency) ................. $ 24,932   20,979   10,647    7,074   (6,799) (15,079) (27,936) (30,456) (29,042) (20,138)       -
                                 ========  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======
Gross loss and settlement
  expense reserves
  - end of year (A) ............ $209,785  212,231  209,521  221,378  245,610  266,514  286,489  314,519  331,227  373,783  429,677

Reinsurance receivables ........   14,147   12,227   13,797   13,030   15,563   10,261   11,225   11,849   10,368   20,667   25,358
                                 --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Net loss and settlement expense
  reserves - end of year ....... $195,638  200,004  195,724  208,348  230,047  256,253  275,264  302,670  320,859  353,116  404,319
                                 ========  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======
Gross re-estimated reserves
  - latest (B) ................. $186,267  195,279  204,207  218,039  254,888  284,238  316,930  349,434  366,250  398,506  429,677
Re-estimated reinsurance
  receivables - latest .........   15,561   16,254   19,130   16,765   18,042   12,906   13,730   16,308   16,349   25,252   25,358
                                 --------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Net re-estimated reserves
  - latest ..................... $170,706  179,025  185,077  201,274  236,846  271,332  303,200  333,126  349,901  373,254  404,319
                                 ========  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======
Gross cumulative redundancy
  (deficiency) (A-B) ........... $ 23,518   16,952    5,314    3,339   (9,278) (17,724) (30,441) (34,915) (35,023) (24,723)       -
                                 ========  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======


ASBESTOS AND ENVIRONMENTAL CLAIMS

     The Company has exposure to asbestos and environmental-related claims associated with the insurance business written by the parties to the pooling agreement and the reinsurance business assumed from Employers Mutual by the reinsurance subsidiary. With regard to the assumed reinsurance business, however, all asbestos and environmental exposures related to 1980 and prior accident years are retained by Employers Mutual.

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

     During 2002, the Company re-evaluated the estimated ultimate losses for direct asbestos and environmental exposures. Based on this re-evaluation, the Company reallocated $752,000 of bulk IBNR reserves and $324,000 of settlement expense reserves to these exposures. In addition, the Company diligently evaluated the adequacy of its asbestos reserves by commissioning a "ground-up" study to better quantify its exposure to asbestos liabilities. This study concluded that the Company's exposure for direct asbestos claims ranged from $1,000,000 to $5,100,000, with a point estimate of $3,000,000. Based on the results of this study, the Company elected to increase the IBNR and settlement expense reserves carried for direct asbestos exposures by $2,069,000 at December 31, 2002, to $2,985,000. The study's results for asbestos exposures on assumed reinsurance business were received during 2003, and the Company elected to increase its IBNR reserves carried for assumed asbestos exposures by $326,000 to the study's point estimate. The study and its results assume no improvement in the current asbestos litigation environment; however, continued efforts for federal legislation could reduce the ultimate loss projections for asbestos litigation below the levels currently projected for the industry.

     The following table presents asbestos and environmental-related losses and settlement expenses incurred and reserves outstanding for the Company:

                                               Year ended December 31,
                                             --------------------------
                                              2004      2003      2002
                                             ------    ------    ------
                                               (Dollars in thousands)
Losses and settlement expenses incurred:
  Asbestos:
    Property and casualty insurance ........ $  186    $    -    $2,378
    Reinsurance ............................      -       293       (25)
                                             ------    ------    ------
                                                186       293     2,353
                                             ------    ------    ------
  Environmental:
    Property and casualty insurance ........      4         -       775
    Reinsurance ............................      -         -        21
                                             ------    ------    ------
                                                  4         -       796
                                             ------    ------    ------
        Total losses and settlement
          expenses incurred ................ $  190    $  293    $3,149
                                             ======    ======    ======

Loss and settlement expense reserves:
  Asbestos:
    Property and casualty insurance ........ $2,883    $2,885    $2,983
    Reinsurance ............................    667       732       534
                                             ------    ------    ------
                                              3,550     3,617     3,517
                                             ------    ------    ------
  Environmental:
    Property and casualty insurance ........  1,148     1,165     1,175
    Reinsurance ............................    762       802       835
                                             ------    ------    ------
                                              1,910     1,967     2,010
                                             ------    ------    ------
        Total loss and settlement expense
          reserves ......................... $5,460    $5,584    $5,527
                                             ======    ======    ======

     Based upon current facts, management believes the reserves established for asbestos and environmental-related claims at December 31, 2004 are adequate. Although future changes in the legal and political environment may result in adjustments to these reserves, management believes any adjustments will not have a material impact on the financial condition or results of operations of the Company.

REINSURANCE CEDED

     The following table presents amounts due to the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums as of December 31, 2004:
                                                                    2004
                                           Amount      Percent     Best's
                                        recoverable    of total    rating
                                        -----------    --------    ------
                                              (Dollars in thousands)
Wisconsin Compensation Rating Bureau ..     $ 6,917        23.1%      (1)
Michigan Catastrophic Claims
  Association (MCCA) ..................       5,579        18.6       (1)
XL Reinsurance America ................       2,423         8.1        A+
Hartford Steam Boiler Inspection and
  Insurance Company ...................       1,815         6.1        A+
Workers' Compensation Reinsurance
  Association of Minnesota ............       1,783         5.9       (1)
General Reinsurance Corporation .......       1,411         4.7        A++
National Workers' Compensation
  Reinsurance Pool ....................       1,212         4.0       (1)
Hannover Ruckversicherungs AG .........         694         2.3        A
Partner Reinsurnance Company of US ....         630         2.1        A+
Platinum Underwriters Reinsurance .....         617         2.1        A
Other Reinsurers ......................       6,918        23.0
                                            -------       -----
      Total ...........................     $29,999(2)    100.0%
                                            =======       =====

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

(2) The total amount recoverable at December 31, 2004 represented $958,000 in paid losses and settlement expenses, $25,358,000 in unpaid losses and settlement expenses and $3,683,000 in unearned premiums.

     The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred for the three years ended December 31, 2004 is presented below. The 2003 losses and settlement expenses incurred amounts for direct, assumed from affiliates, ceded to non-affiliates and ceded to affiliates amounts incurred have been restated to reflect change in recording claims associated with the MCCA. There was no effect on net losses and settlement expenses incurred.

                                           Year ended December 31,
                                       ------------------------------
                                         2004       2003       2002
                                       --------   --------   --------
                                           (Dollars in thousands)
Premiums written:
    Direct ..........................  $191,823   $220,741   $235,597
    Assumed from nonaffiliates ......     4,125      3,817      3,985
    Assumed from affiliates .........   366,225    351,641    320,941
    Ceded to nonaffiliates ..........   (18,446)   (15,809)   (11,089)
    Ceded to affiliates .............  (191,823)  (220,741)  (235,597)
                                       --------   --------   --------
      Net premiums written ..........  $351,904   $339,649   $313,837
                                       ========   ========   ========
Premiums earned:
    Direct ..........................  $197,052   $221,662   $241,939
    Assumed from nonaffiliates ......     3,933      3,629      3,501
    Assumed from affiliates .........   359,605    341,948    304,463
    Ceded to nonaffiliates ..........   (18,060)   (14,954)   (10,921)
    Ceded to affiliates .............  (197,052)  (221,662)  (241,939)
                                       --------   --------   --------
      Net premiums earned ...........  $345,478   $330,623   $297,043
                                       ========   ========   ========
Losses and settlement expenses
  incurred:
    Direct ..........................  $132,616   $176,461   $165,219
    Assumed from nonaffiliates ......     2,897      3,271      2,877
    Assumed from affiliates .........   258,134    239,683    206,614
    Ceded to nonaffiliates ..........   (11,225)   (16,449)    (2,433)
    Ceded to affiliates .............  (132,616)  (176,461)  (165,219)
                                       --------   --------   --------
      Net losses and settlement
        expenses incurred ...........  $249,806   $226,505   $207,058
                                       ========   ========   ========

Property and Casualty Insurance

     The parties to the pooling agreement cede insurance in the ordinary course of business for the primary purpose of limiting their maximum loss exposure. The pool participants also purchase catastrophe reinsurance to cover multiple losses arising from a single event.

     All major reinsurance treaties, with the exception of the pooling agreement and a boiler treaty, are on an "excess-of-loss" basis whereby the reinsurer agrees to reimburse the primary insurer for covered losses in excess of a predetermined amount, up to a stated limit. The boiler treaty provides for 100 percent reinsurance of the pool's direct boiler coverage written. Facultative reinsurance from approved domestic markets, which provides reinsurance on an individual risk basis and requires specific agreement of the reinsurer as to the limits of coverage provided, is purchased when coverage by an insured is required in excess of treaty capacity or where a high-risk type policy could expose the treaty reinsurance programs.

     Each type of reinsurance coverage is purchased in layers, and each layer may have a separate retention level. Retention levels are adjusted according to reinsurance market conditions and the surplus position of the EMC Insurance Companies. The pooling arrangement aids efficient buying of reinsurance since it allows for higher retention levels and correspondingly decreased dependence on the reinsurance marketplace.

     A summary of the reinsurance treaties benefiting the parties to the pooling agreement during 2004 is presented below. Retention amounts reflect the accumulated retentions and co-participation of all layers within a treaty.

   Type of Reinsurance Treaty     Retention                Limits
   --------------------------    -----------     --------------------------
   Property per risk ........... $ 3,000,000     100 percent of $37,000,000
   Property catastrophe ........ $14,450,000      95 percent of $90,000,000
   Casualty .................... $ 2,000,000     100 percent of $38,000,000
    Workers' compensation excess $         -      $20,000,000 excess of
                                                    $40,000,000
   Umbrella .................... $ 2,000,000     100 percent of $ 8,000,000
   Fidelity .................... $ 1,200,000      95 percent of $ 4,000,000
   Surety ...................... $ 2,200,000      91 percent of $14,000,000
   Non-obligatory surety
     quota share ............... $10,500,000      70 percent of $35,000,000
   Boiler ...................... $         -     100 percent of $50,000,000
   Terrorism aggregate excess-

     of-loss ................... $36,000,000      70 percent of $70,000,000

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

     The major participants in the pool members' reinsurance programs during 2004 are presented below. The percentages represent the reinsurers' share of the total reinsurance protection under all coverages. Each type of coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within these coverages. The property per risk, property catastrophe and casualty reinsurance programs are handled by a reinsurance intermediary (broker). The reinsurance of those programs is syndicated to approximately 50 domestic and foreign reinsurers.

     In formulating reinsurance programs, Employers Mutual is selective in its choice of reinsurers. Employers Mutual selects reinsurers on the basis of financial stability and long-term relationships, as well as price of the coverage. Reinsurers are generally required to have a Best's rating of "A-" (Excellent) or higher and a minimum policyholders' surplus of $250,000,000.


                                                         Percent
                                                        of total      2004
Property per risk, property catastrophe                reinsurance   Best's
and casualty coverages:                                protection    rating
---------------------------------------                ----------    ------
Underwriters at Lloyd's of London ....................     28.2%        A-

Mutual Reinsurance Bureau ............................     14.4        (1)
Converium AG, (Switzerland) ..........................      8.0         B++
Hannover Ruckversicherung AG .........................      6.2         A
Transatlantic Reinsurance Company ....................      4.7         A++
Folksamerica Reinsurance Company .....................      3.5         A
XL Reinsurance America Inc. ..........................      3.1         A+

Workers' compensation excess coverage:
--------------------------------------
Underwriters at Lloyd's of London ....................     72.7%        A-
Catlin Insurance Company LTD .........................     25.0         A

Umbrella coverage:
------------------
January 1 - June 30, 2004
Partner Reinsurance Company of the US ................     27.5%        A+
Platinum Underwriters Reinsurance, Inc. ..............     25.0         A
TOA Reinsurance Company of America ...................     17.5         A+
Hannover Ruckversicherung AG .........................     30.0         A

July 1 - December 31, 2004
Partner Reinsurance Company of the US ................     27.5%        A+
Transatlantic Reinsurance Company ....................     27.5         A++
TOA Reinsurance Company of America ...................     17.5         A+
GE Reinsurance Corporation ...........................     15.0         A
Hannover Ruckversicherung AG .........................     12.5         A

Fidelity and surety coverages:
------------------------------
Transatlantic Reinsurance Company ....................     40.0%        A++
Partner Reinsurance Company of the US ................     18.0         A+
Hannover Ruckversicherung AG .........................     18.0         A
Everest Reinsurance Company ..........................     17.0         A+
Berkley Insurance Company ............................      7.0         A

Boiler coverage:
----------------
Hartford Steam Boiler Inspection and Insurance Company    100.0%        A+

Terrorism aggregate excess-of-loss:
-----------------------------------
Axis Specialty Limited ...............................     40.0%        A
Arch Reinsurance LTD .................................     20.0         A-
Everest Reinsurance Company ..........................     10.0         A+

(1) Mutual Reinsurance Bureau (MRB) is composed of Employers Mutual and two other non-affiliated mutual insurance companies. Each of the three members cede primarily property insurance to MRB and assume, on an equal and joint basis, proportionate shares of this business. Each member benefits from the increased capacity provided by MRB. MRB is backed by the financial strength of the three member companies. All of the members of MRB were assigned an "A-" (Excellent) or better rating by A.M. Best.

     Premiums ceded under the pool members' reinsurance programs by all pool members and by the Company's property and casualty insurance subsidiaries for the year ended December 31, 2004 are presented below. Each type of reinsurance coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within the coverages. Since each layer of coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer's overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives.
                                                         Premiums ceded by
                                                      -----------------------
                                                                   Property
                                                                 and casualty
                                                       All pool   insurance
                                                       members   subsidiaries
                                                      ---------  ------------
Reinsurer                                             (Dollars in thousands)
---------
Hartford Steam Boiler Inspection & Insurance Company    $14,231  $  3,344
Partner Reinsurance Company of the US ..............      4,917     1,156
Hannover Ruckversicherung AG .......................      4,650     1,093
Transatlantic Reinsurance Company ..................      3,728       876
Axis Specialty Limited .............................      3,179       747
Toa Reinsurance Company of America .................      2,417       568
General Reinsurance Corporation.....................      1,888       444
Platinum Underwriters Reinsurance, Inc. ............      1,815       426
Converium AG, Zurich ...............................      1,637       385
Converium Reinsurance (North America) ..............      1,382       325
Other Reinsurers ...................................     17,502     4,112
                                                        -------  --------
  Total ............................................    $57,346  $ 13,476
                                                        =======  ========

     The parties to the pooling agreement also cede reinsurance on both a voluntary and a mandatory basis to state and national organizations in connection with various workers' compensation and assigned risk programs and to private organizations established to handle large risks. Premiums ceded by all pool members and by the Company's property and casualty insurance subsidiaries for the year ended December 31, 2004 are presented below.

                                                         Premiums ceded by
                                                      -----------------------
                                                                    Property
                                                                 and casualty
                                                       All pool    insurance
                                                       members   subsidiaries
                                                      ---------  ------------
Reinsurer                                             (Dollars in thousands)
---------
Wisconsin Compensation Rating Bureau ...............    $16,917   $  3,975
Michigan Catastrophic Claims Association ...........      1,484        349
North Carolina Reinsurance Facility ................      1,480        348
Other Reinsurers ...................................      1,265        297
                                                        -------   --------
  Total ............................................    $21,146   $  4,969
                                                        =======   ========

     The Terrorism Risk Insurance Act of 2002 ("TRIA") provides a temporary Federal backstop on losses from certified terrorism events from foreign sources and is effective until December 31, 2005. Coverage includes most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures. Each insurer has a deductible amount, which is calculated as a percentage of the prior year's direct earned commercial lines premiums and a ten percent retention above the deductible. The percentage used in the deductible calculation increased from seven percent in 2003 to ten percent in 2004 and to fifteen percent in 2005. TRIA caps losses at $100 billion annually; no insurer that has met its deductible will be liable for payment of any portion above that amount. Though it is uncertain whether TRIA will be extended beyond 2005, it has and continues to provide marketplace stability. As a result, coverage for terrorist events in both the insurance and reinsurance markets is often available. For the Company, the TRIA deductible will be approximately $40,500,000 in 2005. The January 1, 2005 renewal of Employers Mutual's stand alone reinsurance coverage for terrorism claims saw an increase in limits corresponding to the TRIA deductible ($135,000,000 for the EMC Insurance Companies). The contract terms provide for 70 percent coverage of $110,000,000 of terrorism losses in excess of $25,000,000. Coverage includes all commercial lines of business, losses from both certified and non-certified terrorist events, and nuclear, biological and chemical coverage.

Reinsurance

     The reinsurance subsidiary does not purchase outside reinsurance protection due to the $1,500,000 cap on losses assumed per event under the terms of the quota share agreement with Employers Mutual. The reinsurance subsidiary pays an annual override commission to Employers Mutual for this protection, which amounted to $4,394,000 in 2004. The reinsurance subsidiary also pays for 100 percent of the outside reinsurance protection Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business. This cost is recorded as a reduction to the premiums received by the reinsurance subsidiary and amounted to $3,627,000 in 2004.

INVESTMENTS

     As of December 31, 2004, the Company had total invested assets of $779.3 million, which are summarized in the following table:

                                                 December 31, 2004
                                        -----------------------------------
                                                                 Percent of
                                        Carrying                  total at
($ in thousands)                         value      Fair value   fair value
                                        --------    ----------   ----------
Fixed maturities, held-to-maturity .... $ 29,206     $ 30,594        3.9%
Fixed maturities, available-for-sale ..  619,654      619,654       79.4
Equity securities, available-for-sale     78,693       78,693       10.1
Short-term investments ................   46,239       46,239        5.9
Other long-term investments ...........    5,550        5,550        0.7
                                        --------     --------      -----
                                        $779,342     $780,730      100.0%
                                        ========     ========      =====

     At December 31, 2004, the portfolio of long-term fixed maturity securities consists of 12.2 percent U.S. Treasury, 14.4 percent government agency, 0.5 percent mortgage-backed, 41.1 percent municipal and 31.8 percent corporate securities. As of December 31, 2004, all of the fixed maturity securities were rated investment grade by nationally recognized rating organizations, except $4.7 million of MCI Communications bonds that are non-investment grade. The Company attempts to mitigate interest rate risk by managing the duration of its fixed maturity portfolio. As of December 31, 2004, the effective duration of the Company's fixed maturity portfolio and liabilities was 5.19 years and 2.8 years, respectively.

     The Company's investment strategy is to conservatively manage its investment portfolio by investing in equity securities and readily marketable, investment grade fixed maturity securities. The Company does not have exposure to foreign currency risk on its investments. The Company's equity portfolio is diversified across a large range of industry sectors and is managed by Harris Bank, N.A. for a fee that is based on total assets under management. As of December 31, 2004, the equity portfolio was invested in the following industry sectors: financial services - 23.5 percent, information technology - 14.8 percent, healthcare - 13.4 percent, consumer discretionary -
10.1 percent, industrials - 13.8 percent, energy - 8.8 percent and other -
15.6 percent. The Company's board of directors has established investment guidelines and periodically reviews the portfolio for compliance with those guidelines.

EMPLOYEES

     EMC Insurance Group Inc. and its subsidiaries have no employees. The Company's business activities are conducted by the 2,216 employees of Employers Mutual. EMC Insurance Group Inc., EMC Reinsurance Company and Underwriters, LLC are charged their proportionate share of salary and employee benefit costs based on time allocations. Costs not allocated to these companies and other subsidiaries of Employers Mutual outside the pooling agreement are charged to the participants in the pooling agreement. The property and casualty insurance subsidiaries share the costs charged to the pooling agreement in accordance with their pool participation percentages.
See "Organizational Structure - Property and Casualty Insurance."

REGULATION

     The Company's insurance subsidiaries are subject to extensive regulation and supervision by their state of domicile, as well as those states in which they do business. The purpose of such regulation and supervision is primarily to provide safeguards for policyholders, rather than to protect the interests of stockholders. The insurance laws of the various states establish regulatory agencies with broad administrative powers, including the power to grant or revoke operating licenses and to regulate trade practices, investments, premium rates, deposits of securities, the form and content of financial statements and insurance policies, accounting practices and the maintenance of specified reserves and capital for the protection of policyholders.

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

     Like other insurance companies, the Company is required to participate in mandatory shared market mechanisms or state pooling arrangements as a condition for maintaining its insurance licenses to do business in various states. The purpose of these state-mandated arrangements is to provide insurance coverage to individuals who, because of poor driving records or other underwriting reasons, are unable to purchase such coverage voluntarily provided by private insurers. These risks can be assigned to all insurers licensed in the state and the maximum volume of such risks that any one insurance company may be assigned typically is proportional to that insurance company's annual premium volume in that state. The underwriting results of this mandatory business traditionally have been unprofitable.

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

     State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer's surplus as regards policyholders be reasonable and adequate in relation to its liabilities. Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance. "Extraordinary" dividends or distributions are subject to prior approval and are defined as dividends or distributions made within a 12 month period which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis. North Dakota imposes similar restrictions on the payment of dividends and distributions. At December 31, 2004, $32,232,101 was available for distribution to the Company in 2005 without prior approval. See note 6 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

     Under state insurance guaranty fund laws, insurance companies doing business in a state can be assessed for certain obligations of insolvent insurance companies to such companies' policyholders and claimants. Maximum contributions required by laws in any one year generally vary between one percent and two percent of annual premiums written in that state, but it is possible that caps on such contributions could be raised if there are numerous or large insolvencies. In most states, guaranty fund assessments are recoverable either through future policy surcharges or offsets to state premium tax liabilities.

     The NAIC utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty. This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 2004, the Company's insurance subsidiaries had total adjusted statutory capital of $216,868,207, which is well in excess of the minimum risk-based capital requirement of $43,484,541.

AVAILABLE INFORMATION

     The Company's internet address is www.emcinsurance.com. The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to
Section 13(a) of the Securities Exchange Act of 1934 are available through the Company's website as soon as reasonably practicable after the filing or furnishing of such material with the Securities and Exchange Commission.


EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

     The Company's executive officers and their positions and ages at March 1, 2005, unless otherwise noted, are shown in the table below:

         NAME         AGE                      POSITION
         ----         ---                      --------
Bruce G. Kelley        51        President and Chief Executive Officer of the
                                 Company and of Employers Mutual since 1992.
                                 Treasurer of Employers Mutual from 1996 until
                                 2000 and the Company from 1996 until February
                                 2001.  He was President and Chief Operating
                                 Officer of the Company and Employers Mutual from 1991 to 1992 and was Executive Vice
                                 President of the Company and Employers Mutual from 1989 to 1991. He has been employed by Employers Mutual since 1985.

William A. Murray      58        Executive Vice President and Chief Operating
                                 Officer of the Company and Employers Mutual since 2001. He was Resident Vice President and Branch Manager of Employers Mutual from
                                 1992 until 2001. He has been employed by Employers Mutual since 1985.

Ronald W. Jean         55        Executive Vice President for Corporate
                                 Development of the Company and Employers
                                 Mutual since 2000.  He was Senior Vice
                                 President - Actuary of the Company and
                                 Employers Mutual from 1997 until 2000. He was Vice President - Actuary of the Company and Employers Mutual from 1985 until 1997.
                                 He has been employed by Employers Mutual since 1979.

Raymond W. Davis       59        Senior Vice President - Investments of the
                                 Company and Employers Mutual since 1998.
                                 Treasurer of the Company since 2001 and of Employers Mutual since 2000. He was Vice
                                 President - Investments of the Company and
                                 Employers Mutual from 1985 until 1998. He has been employed by Employers Mutual since
                                 1979.

Donald D. Klemme       59        Senior Vice President - Administration and
                                 Secretary of the Company since 1998.  Senior
                                 Vice President - Administration of Employers
                                 Mutual since 1998.  He was Vice President -
                                 Administration and Secretary of the Company from 1996 until 1998 and was Vice President -
                                 Director of Internal Audit prior to that. He has been employed by Employers Mutual since
                                 1972.

David O. Narigon       52        Senior Vice President - Claims of the Company
                                 and of Employers Mutual from 1998 until
                                 March 1, 2005, when he resigned. He was Vice President - Claims of the Company and
                                 Employers Mutual from 1988 until 1998. He was employed by Employers Mutual from 1983 until March 1, 2005.

Steven C. Peck         57        Senior Vice President - Actuary of the
                                 Company and of Employers Mutual since 2003.
                                 He was Vice President of the Company and of Employers Mutual from 1997 until 2003. He has been employed by Employers Mutual since
                                 1984.

Mark E. Reese          47        Senior Vice President and Chief Financial
                                 Officer of the Company and of Employers
                                 Mutual since 2004. He was Vice President of the Company and Employers Mutual from 1996 until 2004 and has been Chief Financial
                                 Officer of the Company and Employers Mutual since 1997. He has been employed by Employers Mutual since 1984.

Richard K. Schulz      57        Senior Vice President - Claims of Employers
                                 Mutual since March 1, 2005.  He was Vice
                                 President of Illinois EMCASCO from 1999 until
                                 2005.  He has been employed by Employers
                                 Mutual since 1999.


ITEM 2.  PROPERTIES.
-------  -----------
     The Company does not own any real property; however, one of the property and casualty insurance subsidiaries, Dakota Fire, leases from EMC National Life Company (an affiliate of Employers Mutual) approximately 18,000 square feet of office space in which the Bismarck, North Dakota branch office is located. The Company's home office, which also serves as the home office of Employers Mutual, is located in three office buildings containing approximately 437,000 square feet of space in Des Moines, Iowa, all of which are owned by Employers Mutual. Employers Mutual also owns office buildings in which the Minneapolis, Milwaukee and Lansing branch offices operate.
Employers Mutual leases approximately 208,000 square feet of office space in 16 other locations where other branch offices and service centers are located. Hamilton Mutual Insurance Company leases a property in Cincinnati, Ohio that serves as a branch office.

     The Company's subsidiaries that do not participate in the pooling arrangement (EMC Reinsurance Company and EMC Underwriters, LLC), as well as subsidiaries of Employers Mutual that do not participate in the pooling arrangement, are allocated rent expense based on the square footage occupied by the respective operations. The remaining rent expense is attributed to the pool and is allocated among the pool participants based on their respective participation interests.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------
     None.


                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
-------  ------------------------------------------------------------------
         AND ISSUER PURCHASES OF EQUITY SECURITIES.
         ------------------------------------------
     The Company's common stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol EMCI.

     The following table shows the high and low bid prices, as reported by NASDAQ, and the dividends paid for each quarter within the two most recent years.

                            2004                            2003
                 ---------------------------     ---------------------------
                  High      Low    Dividends      High      Low    Dividends
                 ------   ------   ---------     ------    ------  ---------
1st Quarter      $24.60   $20.00     $ .15       $19.45    $15.50    $ .15
2nd Quarter       25.51    19.11       .15        20.85     18.00      .15
3rd Quarter       24.00    18.02       .15        21.64     17.52      .15
4th Quarter       22.50    18.35       .15        22.10     16.40      .15
Close on Dec. 31  21.64                           21.14

     On February 24, 2005, there were approximately 1,150 registered stockholders of the Company's common stock.

     There are certain regulatory restrictions relating to the payment of dividends by the Company's insurance subsidiaries (see note 6 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). It is the present intention of the Company's Board of Directors to declare quarterly cash dividends, but the amount and timing thereof, if any, is to be determined by the Board of Directors at its discretion.

     A dividend reinvestment and common stock purchase plan provides shareholders with the option of receiving additional shares of common stock instead of cash dividends. Participants may also purchase additional shares of common stock without incurring broker commissions by making optional cash contributions to the plan and may sell shares of common stock through the plan (See Note 12 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). Employers Mutual Casualty Company participated in the Dividend Reinvestment Plan in 2002, 2003 and the first two quarters of 2004. Employers Mutual reinvested 50 percent of its dividends in additional shares of the Company's common stock in all but the second and third quarters of 2003, when it reinvested 75 percent and 25 percent, respectively, and in 2002, when it reinvested 25 percent. Due to its participation in the Company's recent stock offering, Employers Mutual discontinued its participation in the plan for the third and fourth quarters of 2004 and has indicated that it will likely not participate in the plan in 2005. More information about the plan can be obtained by calling UMB Bank, n.a., the Company's stock transfer agent and plan administrator.

     The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended December 31, 2004:

                    Issurer Purchases of Equity Securities
------------------------------------------------------------------------------
                    (a) Total   (b) Average  (c) Total     (d) Maximum Number
                    Number of    Price Paid   Number of     (or Approximate
                     Shares       Per Share   Shares (or    Dollar Value) of
                    (or Units)   (or Unit)    Units)        Shares (or Units)
                    Purchased                 Purchased as  that May Yet Be
                                              Part of       Purchased Under
                                              Publicly      The Plans or
                                              Announced     Programs
                                              Plans or
      Period                                  Programs
------------------  ----------  -----------  -------------  ------------------
10/1/04 - 10/31/04       137 (1)   $18.80         -                -

11/1/04 - 11/30/04       296 (1)    20.98         -                -

12/1/04 - 12/31/04     1,191 (1)    22.11         -                -
                    ----------  -----------  -------------  ------------------
Total                  1,624       $21.62         -                -
                    ==========  ===========  =============  ==================

(1) All shares were purchased in the open market under the Company's dividend reinvestment and common stock purchase plan.


ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

                                                                   Year ended December 31,
                            --------------------------------------------------------------------------------------------------
                              2004     2003     2002     2001     2000     1999     1998     1997     1996     1995     1994
                            -------- -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                 ($ in thousands, except per share amounts)
INCOME STATEMENT DATA
  Insurance premiums
    earned ................ $345,478 $330,623 $297,043 $265,280 $231,459 $211,098 $194,244 $177,218 $165,191 $162,266 $164,829
  Investment income, net ..   29,900   29,702   32,778   30,970   29,006   25,761   24,859   23,780   24,007   23,204   21,042
  Realized investment gains
    (losses) ..............    4,379    1,170   (3,159)     800    1,558      277    5,901    4,100    1,891    1,043      520
  Other income ............      602      862      866      774    1,473    2,194    1,701    1,023      904    1,005    1,128
                            -------- -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
       Total revenues .....  380,359  362,357  327,528  297,824  263,496  239,330  226,705  206,121  191,993  187,518  187,519
  Losses and expenses .....  364,788  334,375  305,636  303,366  262,431  245,321  223,031  189,318  171,324  163,202  168,842
                            -------- -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
  Income (loss) before
    income tax expense
    (benefit) .............   15,571   27,982   21,892   (5,542)   1,065   (5,991)   3,674   16,803   20,669   24,316   18,677
  Income tax expense
    (benefit) .............    2,386    7,633    5,790   (3,436)  (1,264)  (5,187)  (2,339)   3,586    5,635    6,967    5,171
                            -------- -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
    Net income (loss) ..... $ 13,185 $ 20,349 $ 16,102 $ (2,106)$  2,329 $   (804)$  6,013 $ 13,217 $ 15,034 $ 17,349 $ 13,506
                            ======== ======== ======== ======== ======== ======== ======== ======== ======== ======== ========
  Net income (loss) per
    common share - basic
    and diluted: .......... $   1.10 $   1.78 $   1.42 $   (.19)$    .21 $   (.07)$    .53 $   1.18 $   1.37 $   1.62 $   1.29
                            ======== ======== ======== ======== ======== ======== ======== ======== ======== ======== ========

  Premiums earned by
   segment:
    Property and casualty
      insurance ........... $250,034 $241,237 $225,013 $203,393 $184,986 $167,265 $155,523 $143,113 $128,516 $126,440 $127,573
    Reinsurance ...........   95,444   89,386   72,030   61,887   46,473   43,833   38,721   34,105   36,675   35,826   37,256
                            -------- -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
        Total ............. $345,478 $330,623 $297,043 $265,280 $231,459 $211,098 $194,244 $177,218 $165,191 $162,266 $164,829
                            ======== ======== ======== ======== ======== ======== ======== ======== ======== ======== ========
Balance Sheet Data
  Total assets ............ $934,816 $899,712 $674,864 $671,565 $587,676 $542,395 $496,046 $459,110 $430,328 $412,881 $387,370
                            ======== ======== ======== ======== ======== ======== ======== ======== ======== ======== ========
  Stockholders' equity .... $228,473 $180,751 $157,768 $140,458 $148,393 $141,916 $163,938 $162,346 $148,729 $136,889 $116,727
                            ======== ======== ======== ======== ======== ======== ======== ======== ======== ======== ========
OTHER DATA
  Average return on equity      6.4%    12.0%    10.8%   (1.5)%     1.6%    (.5)%     3.7%     8.5%    10.5%    13.7%    11.9%
                            ======== ======== ======== ======== ======== ======== ======== ======== ======== ======== ========
  Book value per share .... $  16.84 $  15.72 $  13.84 $  12.40 $  13.14 $  12.60 $  14.26 $  14.30 $  13.42 $  12.66 $  11.03
                            ======== ======== ======== ======== ======== ======== ======== ======== ======== ======== ========
  Dividends paid per share  $    .60 $    .60 $    .60 $    .60 $    .60 $    .60 $    .60 $    .60 $    .57 $    .53 $    .52
                            ======== ======== ======== ======== ======== ======== ======== ======== ======== ======== ========
  Property and casualty
    insurance subsidiaries
    aggregate pool
    percentage ............    23.5%    23.5%    23.5%    23.5%    23.5%    23.5%    23.5%      22%      22%      22%      22%
                            ======== ======== ======== ======== ======== ======== ======== ======== ======== ======== ========
  Reinsurance subsidiary
    quota share percentage      100%     100%     100%     100%     100%     100%     100%     100%      95%      95%      95%
                            ======== ======== ======== ======== ======== ======== ======== ======== ======== ======== ========
  Closing stock price ..... $  21.64 $  21.14 $  17.87 $  17.15 $  11.75 $   9.13 $  12.75 $  13.25 $  12.00 $  13.75 $   9.50
                            ======== ======== ======== ======== ======== ======== ======== ======== ======== ======== ========
  Net investment yield
    (pre-tax) .............    4.33%    4.81%    5.92%    6.31%    6.47%    5.96%    6.02%    6.15%    6.54%    6.65%    6.59%
                            ======== ======== ======== ======== ======== ======== ======== ======== ======== ======== ========
  Cash dividends to
    closing stock price ...     2.8%     2.8%     3.4%     3.5%     5.1%     6.6%     4.7%     4.5%     4.8%     3.9%     5.5%
                            ======== ======== ======== ======== ======== ======== ======== ======== ======== ======== ========
  Common shares outstanding   13,569   11,501   11,399   11,330   11,294   11,265   11,496   11,351   11,084   10,814   10,577
                            ======== ======== ======== ======== ======== ======== ======== ======== ======== ======== ========
  Statutory trade combined
    ratio .................   104.2%    99.8%   101.3%   112.4%   113.5%   115.2%   114.8%   106.2%   103.6%    99.6%   101.3%
                            ======== ======== ======== ======== ======== ======== ======== ======== ======== ======== ========

Amounts previously reported in prior consolidated financial statements have been reclassified to conform to current presentation.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

     The following discussion and analysis of EMC Insurance Group Inc. and its subsidiaries' financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.


COMPANY OVERVIEW

     EMC Insurance Group Inc., a 53.7 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing 72.4 percent of consolidated premiums earned in 2004. For purposes of this discussion, the term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the "EMC Insurance Companies."

     The Company's four property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual are parties to reinsurance pooling agreements with Employers Mutual (collectively the "pooling agreement"). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool. All premiums, losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. The aggregate participation of the Company's property and casualty insurance subsidiaries is
23.5 percent. Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events.

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

     The Company's reinsurance subsidiary assumes a 100 percent quota share portion of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts. This includes all premiums and related losses and settlement expenses of this business, subject to a maximum loss of $1,500,000 per event. The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual; however, the reinsurance subsidiary assumes reinsurance business from the Mutual Reinsurance Bureau pool and this pool provides a very small amount of reinsurance protection to the EMC Insurance Companies. As a result, the reinsurance subsidiary's assumed exposures include a very small portion of the EMC Insurance Companies direct business, after ceded reinsurance protections purchased by the Mutual Reinsurance Bureau pool are applied. In addition, reinsurance subsidiary does not reinsure any "involuntary" facility or pool business that Employers Mutual assumes pursuant to state law. Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

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


CHANGES FOR 2005

     On October 20, 2004, the Company successfully completed a follow-on stock offering and sold 2.0 million new shares of its common stock to the public at a price of $18.75 per share. Employers Mutual participated in the stock offering as a selling shareholder and sold 2.1 million shares of the Company's common stock that it previously owned. As a result of these transactions, Employers Mutual's ownership of the Company was reduced from approximately
80.9 percent to 53.7 percent.

     Net proceeds from the follow-on stock offering totaled $34,890,000.
These proceeds were contributed to three of the Company's property and casualty insurance subsidiaries in late December to support a planned 6.5 percentage point increase in the Company's aggregate participation in the pooling agreement effective January 1, 2005. As a result of this change, the Company's aggregate participation in the pooling agreement will increase from the current 23.5 percent to 30.0 percent and Employers Mutual's participation will decrease from the current 65.5 percent to 59.0 percent. In connection with this change in the pooling agreement, the Company's liabilities will increase $115,042,000 and assets will increase $108,798,000. The Company will reimburse Employers Mutual $6,519,000 for expenses that were incurred to generate the additional business assumed by the Company, but this expense will be offset by an increase in deferred policy acquisition costs. The Company will also receive $275,000 in interest income from Employers Mutual as the actual cash transfer did not occur until February 15, 2005.

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

     As a result of the planned change in aggregate pool participation, the reinsurance segment will have slightly less impact on the Company's financial results in 2005 and beyond. For example, the reinsurance segment represented approximately 28 percent of total premiums earned in 2004. Had the new 30 percent aggregate pool participation been in effect in 2004, the reinsurance segment would have represented approximately 23 percent of total premiums earned.

     The successful completion of the follow-on stock offering will result in the Company surpassing the Securities and Exchange Commission's market value threshold for determination of accelerated filer status when the test is performed at June 30, 2005. As a result, the Company will become subject to accelerated filing deadlines beginning with the December 31, 2005 Annual Report on Form 10-K.


INDUSTRY OVERVIEW

     An insurance company's underwriting results reflect the profitability of its insurance operations, excluding investment income. Underwriting results are calculated by subtracting losses and expenses incurred from premiums earned. An underwriting profit indicates that a sufficient amount of premium income was received to cover the risks insured. An underwriting loss indicates that premium income was not adequate. The combined ratio is a measure utilized by insurance companies to gauge underwriting profitability and is calculated by dividing losses and expenses incurred by premiums earned. A number less than 100 generally indicates an underwriting gain; a number greater than 100 generally indicates an underwriting loss.

     Insurance pricing has historically been cyclical in nature. Periods of excess capital and increased competition encourage price cutting and liberal underwriting practices (referred to as a soft market) as insurance companies compete for market share, while attempting to cover the inevitable underwriting losses from these actions with investment income. As capital decreases and competition begins to subside in the interest of strengthening the balance sheet, premium pricing rises, sometimes dramatically, and underwriting practices are tightened (referred to as a hard market). During the late 1990's the insurance industry had hit the depths of an extremely long soft market. High interest rates and a strong stock market allowed insurers to cover ever growing underwriting losses with investment income. As the year 2000 approached, declining interest rates and a weakening stock market prompted the insurance industry to begin a movement toward increased pricing. This movement was dramatically accelerated by the terrorist attacks of September 11, 2001, pushing the industry toward a hard market. The ensuing plunge in the stock market, a further decline in interest rates, high profile bankruptcies and rising concerns about reserve deficiencies lead the insurance industry to implement large premium rate increases in an effort to improve capitalization. This hard market continued through 2002, but began to level off somewhat during 2003 as premium rate increases slowed, or even flattened, in most lines of business. Premium rates were fairly stable during 2004, but moderated slightly in certain lines of business and select territories due to an increase in price competition. Overall premium rate levels for 2005 are expected to remain steady or decline slightly due to improved industry capitalization and continued price competition.

     A substantial determinant of an insurance company's underwriting results is its loss and settlement expense reserving. Insurance companies must estimate the amount of losses and settlement expenses that will ultimately be paid to settle claims that have occurred to date (loss and settlement expense reserves). This estimation process is inherently subjective with the possibility of widely varying results, particularly for certain highly volatile types of claims (asbestos, environmental, and various casualty exposures, such as products liability, where the loss amount and the parties responsible are difficult to determine). During a soft market, inadequate premium rates put pressure on insurance companies to under-estimate their loss and settlement expense reserves in order to show a profit. Correspondingly, inadequate reserves play an integral part in bringing about a hard market, because increased profitability from higher premium rate levels can be used to strengthen an insurance company's loss and settlement expense reserves. Despite large reserve strengthening actions taken by the insurance industry during 2003 and 2004, there continues to be concern about the magnitude of potential reserve deficiencies, particularly for asbestos and pollution exposures.

    Insurance companies collect cash in the form of insurance premiums and pay out cash in the form of loss and settlement expense payments. Additional cash outflows occur through the payment of acquisition and underwriting costs such as commissions, premium taxes, salaries and general overhead. During the loss settlement period, which varies by line of business and by the circumstances surrounding each claim and may cover several years, insurance companies invest the cash premiums and earn interest and dividend income. This investment income supplements underwriting results and contributes to net earnings. The weakening economy during the period 2000 through 2002 prompted the Federal Reserve Bank to reduce interest rates several times, to the point of historic lows. As a result, called and matured fixed maturity securities have been reissued at much lower interest rates, which has had a negative impact on the insurance industry's investment income. Interest rates generally trended upward in 2004, but are still significantly lower than historic levels.

     Recent actions by New York Attorney General Eliot Spitzer have raised questions concerning the use of contingent commission arrangements whereby insurance companies provide agents with financial incentives in addition to the traditional commission structure. The arrangements targeted by Attorney General Spitzer are variously referred to as "placement service agreements" or "market service agreements" and, in essence, compensate an agent for directing business to a particular insurance company. The Company, like many others in the insurance industry, uses contingent compensation arrangements to compensate independent agents for the valuable services they provide to their clients.

     Determination of the legality and propriety of the compensation arrangements targeted by Attorney General Spitzer will take time to resolve through the investigative and judicial processes. The Company intends to closely monitor these developments and will be diligent in reviewing and assessing its internal practices, as well as its contingent compensation arrangements, with a goal of ensuring that they are in compliance with all legal requirements.

     Attorney General Spitzer has also alleged the use of bid-rigging practices by some in the insurance industry. Bid-rigging constitutes a violation of federal and state laws and is strictly prohibited by the Company's Code of Corporate Conduct.

     The United States Congress is currently studying, or has placed on their agenda, several issues of critical importance to the Company and the insurance industry. These issues include Federal regulation on top of or in place of current state-run regulation, tort and class-action reform, extension for an additional year of the federal back-stop for terrorism losses contained in TRIA, and asbestos liability determination and funding. The Company is closely monitoring activities by the United States Congress on these issues through its membership in various trade organizations.


MANAGEMENT ISSUES AND PERSPECTIVES

     The insurance industry is highly regulated and very competitive, and its operations are impacted by many economic and social factors. In order to be a viable source of insurance protection in today's marketplace, an insurance company must be strongly capitalized, carry a secure rating from A.M. Best Company (which is considered to be the leading insurance rating agency), and offer competitive products and excellent service. Management recognizes that insurance agents and their customers have many options to choose from when selecting an insurance carrier and continually emphasizes the need to meet and exceed their expectations in these areas.

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

      In addition to an ongoing review of claim files in the normal course of business, the Company has for many years required each of its 16 branch offices to perform a complete inventory of its open claim files during the fourth quarter of each year and to review the adequacy of each carried reserve based on current information. This fourth quarter review process has not historically resulted in a significant increase in carried reserves; however, because of heightened emphasis placed on case reserve adequacy during 2004, the review performed in the fourth quarter of 2004 generated a significant and unanticipated increase in carried reserves and a corresponding increase in settlement expense reserves. In an effort to minimize the likelihood of this occurring in the future, beginning in the 2005 the branch offices will be required to perform a complete inventory and review of their open claim files semi-annually rather than annually as previously required. The first review is to be completed by the end of June and the second review is to be completed by the end of November each year. This new procedure is designed to help assure that necessary reserve adjustments are implemented on a timely basis.

     In addition to the recent actions taken to improve reserve adequacy, effective March 1, 2005, Richard K. Schulz, a current employee of Employers Mutual, became the senior claims executive officer. Mr. Schulz has been the claims manager at the Chicago branch office for the last five years and has over ten years of prior insurance industry experience. Mr. Schulz will report to William A. Murray, Executive Vice President and Chief Operating Officer.

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

     The Company has completed the majority of the documentation of its work flow and internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Efforts during 2005 will focus on remediation of any identified gaps in existing controls, testing of the documented controls, remediation of any controls that are found to be not working as designed and the establishment of a maintenance process.
Management expects to complete its evaluation of the Company's internal controls over financial reporting by mid July, which will allow sufficient time for the Company's independent auditors to perform their analysis and testing procedures and issue their audit report on the Company's internal controls over financial reporting as of December 31, 2005.


MEASUREMENT OF RESULTS

     The Company's consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States (also known as "GAAP"). The Company also prepares financial statements for each of its insurance subsidiaries based on statutory accounting principles that are filed with insurance regulatory authorities in the states in which they do business. Statutory accounting principles are designed to address the concerns of state regulators and stress the measurement of the insurer's ability to satisfy its obligations to its policyholders and creditors.

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

     Direct Premiums Written. Direct premiums written is the sum of the total policy premiums, net of cancellations, associated with policies underwritten and issued by the Company's property and casualty insurance subsidiaries. These direct premiums written are transferred to Employers Mutual under the terms of the pooling agreement and are reflected in the Company's consolidated financial statements as premiums written ceded to affiliates. See note 3 of Notes to Consolidated Financial Statements.

     Premiums Written Assumed From Affiliates. Premiums written assumed from affiliates reflects the Company's property and casualty insurance subsidiaries' 23.5 percent aggregate participation interest in the total direct premiums written by all the participants in the pooling arrangement and the premiums written assumed by the Company's reinsurance subsidiary from Employers Mutual under the quota share agreement. See note 3 of Notes to Consolidated Financial Statements. Management uses premiums written assumed from affiliates and non-affiliates, which excludes the impact of written premiums ceded to reinsurers, as a measure of the underlying growth of the Company's insurance business from period to period.

     Net Premiums Written. Net premiums written is the sum of the premiums written assumed from affiliates plus premiums written assumed from non-affiliates less premiums written ceded to non-affiliates. Premiums written ceded to non-affiliates is the portion of the Company's direct and assumed premiums written that is transferred to reinsurers in accordance with the terms of the reinsurance contracts and based upon the risks they accept. See note 3 of Notes to Consolidated Financial Statements. Management uses net premiums written to measure the amount of business retained after cessions to reinsurers.

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


CRITICAL ACCOUNTING POLICIES

     The following accounting policies are considered by management to be critically important in the preparation and understanding of the Company's financial statements and related disclosures. The assumptions utilized in the application of these accounting policies are complex and require subjective judgment.


Loss and settlement expense reserves

Processes and assumptions for establishing loss and settlement expense reserves

     Liabilities for losses are based upon case-basis estimates of reported losses and estimates of incurred but not reported ("IBNR") losses. For direct insurance business, the Company's IBNR reserves are estimates of liability for accidents that have occurred, but have not yet been reported to the Company. For assumed reinsurance business, IBNR reserves are also used to record anticipated increases in reserves for claims that have previously been reported. An estimate of the expected expenses to be incurred in the settlement of the claims provided for in the loss reserves is established as the liability for settlement expenses.


Property and Casualty Insurance Segment
---------------------------------------
     The Company's claims department establishes case loss reserves for direct business. Branch claims personnel establish case reserves for individual claims, with mandatory home office claims department review of reserves that exceed a specified threshold. This reserving process implicitly assumes a stable inflationary and legal environment. The Company's case loss reserve philosophy is exposure based and implicitly assumes a stable inflationary and legal environment. When claims department personnel establish loss reserves they take into account various factors that influence the potential exposure, such as the types of injuries being claimed, whether the insured is a target defendant, the jurisdiction in which a potential court case would be litigated and negligence of other parties. The goal of the claims department is to establish and maintain loss reserves that are sufficient, but not excessive. Most of the IBNR reserves for direct business are established through an actuarial analysis of IBNR claims that have emerged after the end of recent calendar years compared to the corresponding calendar year earned premiums (adjusted for changes in rate level adequacy). The methodology used in estimating these formula IBNR reserves assumes consistency in claims reporting patterns and immaterial changes in loss development patterns due to loss cost trends. From this analysis, IBNR factors are derived for each line of business and are applied to the latest twelve months of earned premiums to generate the formula IBNR reserves.

     Ceded reserves are derived by applying the ceded contract terms to the direct reserves. For excess of loss contracts (excluding the catastrophe contract), this is accomplished by applying the ceded contract terms to the case reserves of the ceded claims. For the catastrophe excess of loss contract, ceded reserves are calculated by applying the contract terms to both the aggregate case reserves on claims stemming from catastrophes and the estimate of IBNR reserves developed for each individual catastrophe. For quota share contracts, ceded reserves are calculated as the quota share percentage multiplied by both case and IBNR reserves on the direct business.

     The methodology used for reserving settlement expenses is based on an analysis of historical ratios of paid expenses to paid losses. Assumptions underlying this methodology include stability in the mix of business, consistent claims processing procedures, immaterial impact of loss cost trends on development patterns, and a consistent philosophy regarding the defense of lawsuits. Based on this actuarial analysis, factors are derived for each line of business, which are applied to loss reserves to generate the settlement expense reserves.

     As of December 31, 2004, IBNR loss reserves accounted for $55,720,000, or
18.0 percent, of the property and casualty insurance segment's total loss and settlement expense reserves, compared to $49,259,000, or 19.6 percent at December 31, 2003. IBNR reserves are, by nature, less precise than case reserves. A five percent change in IBNR reserves at December 31, 2004 would equate to a $2,786,000 change in loss reserves, which would represent 13.7 percent of net income and 0.8 percent of stockholders' equity.

     The Company's direct IBNR reserves are established by applying factors to the latest twelve months premiums earned. These factors are developed using a methodology that compares (1) IBNR claims that have emerged after prior year-ends to (2) corresponding prior years' premiums earned that have been adjusted to the current level of rate adequacy. Included in the rate adequacy adjustment is consideration of current frequency and severity trends compared to the trends underlying prior years' calculations. The selected trends are based on an analysis of industry and Company loss data. This methodology assumes that future emerged IBNR claims relative to IBNR claims that have emerged after prior year-ends will reflect the change in frequency and severity trends underlying the rate adequacy adjustments. If this projected relationship proves to be inaccurate, future IBNR claims may differ substantially from the estimated IBNR reserves.

     Following is a summary of the carried loss and settlement expense reserves for the property and casualty insurance segment at December 31, 2004 and 2003.

                                               December 31, 2004
                                    -----------------------------------------
                                                         Settlement
Line of Business                      Case        IBNR     Expense     Total
----------------                    --------    -------    -------   --------
                                                 ($ in thousands)
Commercial lines:
  Automobile .....................  $ 31,139    $ 5,798    $ 6,987   $ 43,924
  Property .......................     8,339      2,468      1,816     12,623
  Workers compensation ...........    80,615     16,928     13,315    110,858
  Liability ......................    50,561     25,631     34,055    110,247
  Bonds ..........................     1,028        731        613      2,372
                                    --------    -------    -------   --------
    Total commercial lines .......   171,682     51,556     56,786    280,024
                                    --------    -------    -------   --------
Personal lines:
  Automobile .....................    17,271      2,275      2,339     21,885
  Property .......................     5,019      1,889      1,155      8,063
    Total personal lines .........    22,290      4,164      3,494     29,948
                                    --------    -------    -------   --------
    Total property and casualty
      insurance segment ..........  $193,972    $55,720    $60,280   $309,972
                                    ========    =======    =======   ========


                                               December 31, 2003
                                    -----------------------------------------
                                                         Settlement
Line of Business                      Case        IBNR     Expense     Total
                                    --------    -------    -------   --------
                                                 ($ in thousands)
Commercial lines:
  Automobile .....................  $ 27,807    $ 5,784    $ 6,427   $ 40,018
  Property .......................     7,582      2,372      1,690     11,644
  Workers compensation ...........    63,275     13,348     10,220     86,843
  Liability ......................    38,241     22,457     25,542     86,240
  Other ..........................       889        656        436      1,981
                                    --------    -------    -------   --------
    Total commercial lines .......   137,794     44,617     44,315    226,726
                                    --------    -------    -------   --------
Personal lines:
  Automobile .....................    11,968      2,468      2,260     16,696
  Property .......................     4,566      2,174      1,098      7,838
    Total personal lines .........    16,534      4,642      3,358     24,534
                                    --------    -------    -------   --------
    Total property and casualty
      insurance segment ..........  $154,328    $49,259    $47,673   $251,260
                                    ========    =======    =======   ========

     Internal actuarial evaluations of overall loss reserve levels are performed quarterly for all direct lines of business. There is a certain amount of random variation in loss development patterns, which results in some uncertainty regarding projected ultimate losses, particularly for longer tail lines such as workers' compensation, other liability and commercial auto liability. Therefore, the reasonability of the actuarial projections is regularly monitored through an examination of loss ratio and claims severity trends implied by these projections.

     Historically, individual case reserves established by the claims department have been adequate. However, actuarial analyses performed during 2003 indicated that overall case reserves appeared to be somewhat inadequate. This apparent inadequacy was driven by the workers' compensation line of business, where adverse development more than offset the favorable development experienced on all other lines of business combined. Further analysis revealed that recent adverse development experienced in the workers' compensation line of business was arising from both the indemnity and medical portion of the claims. The underlying data indicated that the aggregate liability associated with time away from work was somewhat underestimated and that permanent injury awards were somewhat underestimated and/or not anticipated when the reserves were established. In response to these findings, the Company established a bulk case reserve for the workers' compensation line of business to supplement the individual case reserves. An actuarial evaluation of case reserve adequacy is now performed each quarter, which resulted in additional increases in the bulk case reserve during 2004.

     To address the underlying cause of the indicated deficiency in case reserves, the home office claims department in early 2004 instructed each of the 16 branch offices to review and carefully reevaluate all claim reserves for adequacy. As a result of these reviews, case reserves were strengthened significantly in both the second and third quarters of 2004 and the third quarter actuarial review indicated that case reserves, as well as total loss and settlement expense reserves, were adequate. However, during the required fourth quarter inventory and review process, the branch offices further strengthened their case reserves, generating a significant amount of adverse development on prior years' reserves. With this additional strengthening, carried loss and settlement expense reserves are toward the high end of the range of actuarial reserve indications at December 31, 2004.

     One of the variables impacting the estimation of IBNR reserves is the assumption that the vast majority of future construction defect losses will continue to occur in those states in which most construction defect claims have historically arisen. Since the vast majority of these losses have been confined to a relatively small number of states, which is consistent with industry experience, there is no provision in the IBNR reserve for a significant spread of construction defect claims to other states. It is also assumed that various underwriting initiatives implemented in recent years will gradually mitigate the amount of construction defect losses experienced.
These initiatives include exclusionary endorsements, increased care regarding additional insured endorsements, a general reduction in the amount of contractor business written relative to the total commercial lines book of business and underwriting restrictions on the writing of residential contractors. The estimation of the Company's IBNR reserves also does not contemplate substantial losses from potential mass torts such as Methyl Tertiary Butyl Ether (a gasoline additive that reduces emissions, but causes pollution), tobacco, silicosis, cell phones and lead. Further, consistent with general industry practice, the IBNR reserve for all liability lines does not provide for any significant retroactive expansion of coverage through judicial interpretation. If these assumptions prove to be incorrect, ultimate paid amounts on emerged IBNR claims may differ substantially from the carried IBNR reserves.

     As previously noted, the estimation of settlement expense reserves assumes a consistent claims department philosophy regarding the defense of lawsuits. If the Company should in the future take a more aggressive defense posture, defense costs would increase and it is likely that carried settlement expense reserves would be deficient. However, such a change in philosophy could be expected to reduce losses, generating some offsetting redundancy in the loss reserves.

     An important assumption underlying aggregate reserve estimation methods is that the claims inflation trends implicitly built into the loss and settlement expense development patterns will continue into the future. To estimate the sensitivity of the estimated ultimate loss and settlement expense payments to an unexpected change in inflationary trends, the actuarial department derived expected payment patterns separately for each major line of business. These patterns were applied to the December 31, 2004 loss and settlement expense reserves to generate estimated annual incremental loss and settlement expense payments for each subsequent calendar year. Then, for the purpose of sensitivity testing, an explicit annual inflationary trend of one percent was added to the inflationary trend that is implicitly embedded in the estimated payment pattern, and revised incremental loss and settlement expense payments were calculated. This additional unexpected claims inflation trend could arise from a variety of sources including a general increase in economic inflation, social inflation and, especially for the workers' compensation line of business, the introduction of new medical technologies and procedures, changes in the utilization of procedures and changes in life expectancy. The estimated cumulative impact that this additional unexpected one percent increase in the inflationary trend would have on the Company's results of operations over the lifetime of the underlying claims is shown below.

                                             After-tax
            Line of business             impact on earnings
            ----------------             ------------------
                                          ($ in thousands)
  Personal auto liability ...........            $  149
  Commercial auto liability .........               511
  Auto physical damage ..............                15

  Workers' compensation .............             3,357
  Other liability ...................             2,879
  Property ..........................                82
  Homeowners ........................                44

     The property and casualty insurance companies have exposure to environmental and asbestos claims arising primarily from the other liability line of business. This exposure is closely monitored by management, and the Company has established IBNR reserves to cover estimated ultimate losses. Currently, asbestos reserves are based on the results of an independent consultant's ground-up study of the Company's asbestos exposures, which was completed in early 2003. Environmental reserves are established with consideration to the implied three-year survival ratio (ratio of loss reserves to the three-year average of loss payments). Estimation of ultimate liabilities for these exposures is unusually difficult due to unresolved issues such as whether coverage exists, the definition of an occurrence, the determination of ultimate damages and the allocation of such damages to financially responsible parties. Therefore, any estimation of these liabilities is subject to greater than normal variation and uncertainty, and ultimate payments for losses and settlement expenses for these exposures may differ significantly from the carried reserves.


Reinsurance Segment
-------------------
     The reinsurance book of business is comprised of two major components. The first is Home Office Reinsurance Assumed Department ("HORAD"), which is the reinsurance business that is underwritten by Employers Mutual. The second is the Mutual Reinsurance Bureau pool ("MRB"), which is a voluntary reinsurance pool in which Employers Mutual participates with other unaffiliated insurers.

     The primary actuarial methods used to project ultimate policy year losses on the assumed reinsurance business are paid development, incurred development and Bornhuetter-Ferguson, a recognized actuarial methodology. The assumptions underlying the various projection methods include stability in the mix of business, consistent claims processing procedures, immaterial impact of loss cost trends on development patterns, consistent case reserving practices and appropriate Bornhuetter-Ferguson expected loss ratio selections.

     For the HORAD component, Employers Mutual records the case and IBNR reserves reported by the ceding companies. Since many ceding companies in the HORAD book of business do not report IBNR reserves, Employers Mutual establishes a bulk IBNR reserve, which is based on an actuarial reserve analysis, to cover the lag in reporting. For MRB, Employers Mutual records the case and IBNR reserves reported to it by the management of the pool, along with a relatively small IBNR reserve to cover a one month reporting lag. To verify the adequacy of the reported reserves, an actuarial evaluation of MRB's reserves is performed at each year-end.

     Settlement expense reserves for both the HORAD and MRB books of business are developed through the application of factors to carried loss reserves. The factors are derived from an analysis of paid settlement expenses to paid losses. The assumptions described for the property and casualty insurance segment also apply to the reinsurance segment settlement expense reserving process.

     At December 31, 2004, the carried reserves for HORAD and MRB combined were in the upper quarter of the range of actuarial reserve indications. This conservative selection reflects the fact that there are inherent uncertainties involved in establishing reserves for assumed reinsurance business. Such uncertainties include the fact that a reinsurance company generally has less knowledge than the ceding company about the underlying book of business and the ceding company's reserving practices. Because of these uncertainties, there is a risk that the reinsurance segment's reserves for losses and settlement expenses could prove to be inadequate, with a consequent adverse impact on the Company's future earnings and stockholders' equity.

     At December 31, 2004, there was no backlog in the processing of assumed reinsurance information. Approximately $72,525,000 or 61 percent of the reinsurance segment's carried reserves were reported by the ceding companies. Employers Mutual receives loss reserve and paid loss data from the ceding companies on individual excess-of-loss business. If a claim involves a single or small group of claimants, a summary of the loss and claim outlook is normally provided. Summarized data is provided for catastrophe claims and pro rata business, which is subject to closer review if inconsistencies are suspected. Unearned premiums are generally reported on pro rata accounts, but are usually calculated by Employers Mutual on excess-of-loss business.

     Carried reserves established in addition to those reported by the ceding companies totaled approximately $47,196,000 at December 31, 2004. Since many ceding companies in the HORAD book of business do not report IBNR reserves, Employers Mutual establishes a bulk IBNR reserve to cover the lag in reporting. For the few ceding companies that do report IBNR reserves, Employers Mutual carries them as reported. These reported IBNR reserves are subtracted from the total IBNR reserve calculated by Employers Mutual's actuaries, with the difference carried as bulk IBNR reserves. Except for a small IBNR reserve established to cover a one-month lag in reporting, the MRB IBNR reserve is established by the management of MRB. Employers Mutual rarely records additional case reserves.

     Assumed reinsurance losses tend to be reported later than direct losses. This lag is reflected in loss projection factors for assumed reinsurance that tend to be higher than for direct business. The result is that assumed reinsurance IBNR reserves as a percentage of total reserves tend to be higher than for direct reserves. IBNR reserves totaled $66,092,000 and $58,427,000 at December 31, 2004 and 2003, respectively, and accounted for approximately 55% and 50% percent, respectively, of the reinsurance segment's total loss reserves. IBNR reserves are, by nature, less precise than case reserves. A five percent change in IBNR reserves at December 31, 2004 would equate to a $3,305,000 change in loss reserves, which would represent 16.3 percent of net income and 0.9 percent of stockholders' equity.

     Following is a summary of the carried loss and settlement expense reserves for the reinsurance segment at December 31, 2004 and 2003.

                                               December 31, 2004
                                    -----------------------------------------
                                                         Settlement
Line of Business                      Case        IBNR     Expense     Total
----------------                    --------    -------    -------   --------
                                                 ($ in thousands)
Pro Rata Reinsurance:
    Property and casualty ........  $  3,125    $ 2,899    $   237   $  6,261
    Property .....................     6,097      7,127        335     13,559
    Crop .........................     1,034         36         54      1,124
    Casualty .....................     2,267      4,418        296      6,981
    Marine/Aviation ..............     9,187      7,802        890     17,879
                                    --------    -------    -------   --------
      Total pro rata reinsurance      21,710     22,282      1,812     45,804
                                    --------    -------    -------   --------
Excess Reinsurance:
  Excess per risk reinsurance:
    Property .....................     9,961     11,805        475     22,241
    Casualty .....................    16,436     31,050      1,719     49,205
    Surety .......................     1,440        955         60      2,455
                                    --------    -------    -------   --------
      Total excess per risk
        reinsurance ..............    27,837     43,810      2,254     73,901
                                    --------    -------    -------   --------
      Total reinsurance segment ..  $ 49,547    $66,092    $ 4,066   $119,705
                                    ========    =======    =======   ========


                                               December 31, 2003
                                    -----------------------------------------
                                                         Settlement
Line of Business                      Case        IBNR     Expense     Total
----------------                    --------    -------    -------   --------
                                                 ($ in thousands)
Pro Rata Reinsurance:
    Property and casualty ........  $  3,881    $ 2,564    $   206   $  6,651
    Property .....................     6,824      9,031        276     16,131
    Crop .........................       683         35         18        736
    Casualty .....................     2,703      4,714        237      7,654
    Marine/Aviation ..............     8,273      5,599      1,049     14,921
                                    --------    -------    -------   --------
      Total pro rata reinsurance      22,364     21,943      1,786     46,093
                                    --------    -------    -------   --------
Excess Reinsurance:
  Excess per risk reinsurance:
    Property .....................    11,190     10,695        373     22,258
    Casualty .....................    18,959     24,835      1,859     45,653
    Surety .......................     1,690        954         16      2,660
                                    --------    -------    -------   --------
      Total excess per risk
        reinsurance ..............    31,839     36,484      2,248     70,571
                                    --------    -------    -------   --------
      Total reinsurance segment ..  $ 54,203    $58,427    $ 4,034   $116,664
                                    ========    =======    =======   ========

     To ensure the accuracy and completeness of the information received from the ceding companies, the actuarial department carefully reviews the latest four HORAD policy years on a quarterly basis, and all policy years on an annual basis. Any significant departures from historical reporting patterns are brought to the attention of the reinsurance department staff, who check the bookings for accuracy and, if necessary, contact the ceding company or broker for clarification.

     Employers Mutual's actuarial department annually reviews the MRB reserves for reasonableness. These analyses use a variety of actuarial techniques, which are applied at a line-of-business level. MRB staff supplies the reserve analysis data, which is verified for accuracy by Employers Mutual's actuaries. This review process is replicated by certain other MRB member companies, using actuarial techniques they deem appropriate. Based on these reviews, Employers Mutual and the other MRB member companies have consistently found the MRB reserves to be appropriate.

     For the HORAD book of business, paid and incurred loss development patterns for relatively short-tail lines of business (property and marine) are based on data reported by the ceding companies. Employers Mutual has determined that there is sufficient volume and stability in the reported losses to base projections of ultimate losses on these patterns. For longer tail lines of business (casualty), industry incurred development patterns are referenced due to the instability of development patterns based on reported historical losses.

     For long-tail lines of business, unreliable estimates of unreported losses can result from the application of loss projection factors to reported losses. To some extent, this is also true for short-tail lines of business in the early stages of a policy year's development. Therefore, in addition to loss-based projections, we generate estimates of unreported losses based on earned premiums. The latter estimates are sometimes more stable and reliable than projections based on losses.

     Disputes with ceding companies do not occur often. Employers Mutual performs claims audits and reviews claim reports for accuracy, completeness and adequate reserving. Most reinsurance contracts contain arbitration clauses to resolve disputes, but such disputes are generally resolved without arbitration due to the long-term and ongoing relationships that exist with those companies. There were no matters in dispute at December 31, 2004.

Toxic tort (primarily asbestos), environmental and other uncertain exposures
----------------------------------------------------------------------------
     Toxic tort claims include those claims where the claimant seeks compensation for harm allegedly caused by exposure to a toxic substance or substance that increases the risk of contracting a serious disease, such as cancer. Typically the injury is caused by latent effects of direct or indirect exposure to a substance or combination of substances through absorption, contact, ingestion, inhalation, implantation or injection. Examples of toxic tort claims include injuries arising out of exposure to asbestos, silica, mold, drugs, carbon monoxide, chemicals or lead.

     Asbestos and environmental losses paid by the Company have averaged only $244,000 per year over the past five years. During 2002, the Company re-evaluated the estimated ultimate loss projections for asbestos exposures. Based on this re-evaluation, the Company reallocated $176,000 of bulk IBNR reserves and $74,000 of settlement expense reserves to direct asbestos exposures. In addition, the Company diligently evaluated the adequacy of its asbestos reserves by commissioning a "ground-up" study to better quantify its exposure to asbestos liabilities. This study concluded that the Company's exposure for direct asbestos claims ranged from $1,100,000 to $5,100,000, with a point estimate of $3,000,000. Based on the results of this study, the Company elected to increase the IBNR and settlement expense reserves carried for direct asbestos exposures by $2,069,000 at December 31, 2002, to $2,985,000. The study's results for asbestos exposures on assumed reinsurance business were received during 2003, and the Company elected to increase its IBNR reserves carried for assumed asbestos exposures by $326,000 to the study's point estimate. The study and its results assume no improvement in the current asbestos litigation environment; however, continued efforts for federal legislation could reduce the ultimate loss projections for asbestos litigation below the levels currently projected for the industry.

     Since 1989, the Company has included an asbestos exclusion in liability policies issued for most lines of business. The exclusion prohibits liability coverage for "bodily injury", "personal injury" or "property damage" (including any associated clean-up obligations) arising out of the installation, existence, removal or disposal of asbestos or any substance containing asbestos fibers. Therefore, the Company's present asbestos exposures are primarily limited to commercial policies issued prior to 1989. At present, the Company is defending approximately 500 asbestos bodily injury lawsuits. Most of these defenses are subject to express reservation of rights based upon the lack of an injury within the Company's policy periods because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury. The Company's policyholders that have been named as defendants in these asbestos lawsuits are peripheral defendants who have had little or no exposure and are routinely dismissed from asbestos litigation with nominal or no payment at all (i.e., small contractors, insulators, electrical welding supply, furnace manufacturers, gasket, and building supply companies).

     During 2003, as a direct result of proposed federal legislation in the areas of asbestos and class action reform, the Company was presented with several hundred additional lawsuits filed against three former policyholders representing approximately 40,500 claims related to exposure to asbestos or asbestos containing products. These claims are based upon nonspecific asbestos exposure and nonspecific injuries. As a result, management did not establish a significant amount of loss reserves associated with these claims. The vast majority of the 40,500 claims are multi-plaintiff suits filed in Mississippi. One lawsuit lists multiple named plaintiffs of approximately 2,000 individuals. While the expense of handling these lawsuits is higher than what the Company has averaged in the past, it is not proportional based upon the number of plaintiffs, and is mitigated to some extent through cost sharing agreements reached with other insurance companies. The Company believes its settlement expense reserve adequately accounts for these additional expenses.

     The Company has denied coverage to one of the former policyholders, representing approximately 10,000 claims, because of express asbestos exclusion language contained in the policy. Minimal expense payments have been made to date on the lawsuits related to the other two former policyholders and no payments have been made for either defense or indemnity. Four former policyholders and one current policyholder dominate the Company's asbestos claims. To date, actual losses paid have been minimal due to the plaintiffs' failure to identify an asbestos-containing product to which they were exposed that is associated with the Company's policyholders. Defense costs, on the other hand, have typically increased due to the increased number of parties involved in the litigation and the length of time required to obtain a favorable judgment. Whenever possible, the Company has participated in cost sharing agreements with other insurance companies to reduce overall asbestos claim expenses.

     While proposed federal asbestos legislation was not successful in 2004, plaintiffs' attorneys have already altered their pleadings across the country to anticipate the enactment of federal legislation. Specifically, asbestos plaintiffs' attorneys are pleading "silica" and "pnuemoconisis dust" exposure for new clients, as well as former asbestos plaintiffs. The Company is defending approximately 200 such claims in Texas and Mississippi jurisdictions, some of which involve multiple plaintiffs. The plaintiffs allege employment exposure to "airborne respirable silica dust," causing "serious and permanent lung injuries," i.e., silicosis. Silicosis injuries are identified in the upper lobes of the lungs while asbestos injuries are localized in the lower lobes.

     The plaintiffs in the silicosis lawsuits are sandblasters, gravel and concrete workers, ceramic workers and road construction workers. All of these defenses are subject to express reservation of rights based upon the lack of an injury within the Company's policy periods because many silica lawsuits, like asbestos lawsuits, do not specifically allege dates of exposure or dates of injury. The Company's policyholders (a refractory product manufacturer, small local concrete and gravel companies and a concrete cutting machine manufacturer) that have been named as defendants in these silica lawsuits have had little or no exposure and are routinely dismissed from silica litigation with nominal, or no, payment. While the expense of handling these lawsuits is high, it is not proportional based upon the number of plaintiffs, and is mitigated to some extent through cost sharing agreements reached with other insurance companies.

     In 2004, the Company developed, filed and attached "pneumoconiosis dust exclusions" in the majority of jurisdictions where such action was warranted. "Mixed dust" is defined as dust, or a mixture of dusts, composed of one or more of the following: asbestos, silica, fiberglass, iron, tin, coal, cement, cadminium, carbon, mica, cobalt, barium, tungsten, kaolin, graphite, clay, ceramic, talc, vitallium, beryllium, zinc, cotton, hemp, flax or grain. This exclusion precludes liability coverage for "any injury, damage, expense, cost, loss, liability, defense or legal obligation arising out of, resulting from or in any way related to, in whole or in part "mixed dust" pneumoconiosis, pleural plaques, pleural effusion, mesothelioma, lung cancer, emphysema, bronchitis, tuberculosis or pleural thickening, or other pneumoconiosis-related ailments such as arthritis, cancer (other than lung), lupus, heart, kidney or gallbladder disease. It is anticipated that this mixed dust exclusion will further limit the Company's exposure in silica claims, and may be broad enough to limit exposure in other dust claims.

     The Company's environmental claims are defined as 1) claims for bodily injury, personal injury, property damage, loss of use of property, diminution of property value, etc., allegedly due to contamination of air, and/or contamination of surface soil or surface water, and/or contamination of ground water, aquifers, wells, etc.; or 2) any/all claims for remediation or clean up of hazardous waste sites by the United States Environmental Protection Agency, or similar state and local environmental or government agencies, usually presented in conjunction with federal or local clean up statutes (i.e., CERCLA, RCRA, etc.).

     Examples include, but are not limited to: chemical waste; hazardous waste treatment, storage and/or disposal facilities; industrial waste disposal facilities; landfills; superfund sites; toxic waste spills; and underground storage tanks. Widespread use of pollution exclusions since 1970 in virtually all lines of business, except personal lines, has resulted in limited exposure to environmental claims. Absolute pollution exclusions have been used since the 1980's. The Company's exposure to environmental claims is therefore limited primarily to accident years preceding the 1980s. The pre-1980's exposures include municipality exposures for closed landfills, small commercial businesses involved with disposing waste at landfills or leaking underground storage tanks. During 2002, the Company re-evaluated the estimated ultimate losses for direct environmental exposures. Based on this re-evaluation, the Company reallocated $576,000 of bulk IBNR reserves and $191,000 of settlement expense reserves to direct environmental exposures. No additional IBNR reserves were established for these exposures.

     In 2004, the Company was presented with eight contamination claims filed against four of its petroleum marketers in Iowa and Indiana. The claims arise out of alleged contamination of municipal public water systems by the gasoline additive Methyl Tertiary Butyl Ether ("MTBE"). All MTBE lawsuits initiated in California, Connecticut, Florida, Indiana, Iowa, Massachusetts, New Hampshire, New Jersey and New York were moved to their respective federal courts and were then transferred to the United States District Court for the Southern District of New York where they were consolidated under the caption, In re: Methyl Tertiary Butyl Ether ("MTBE") Products Liability Litigation. The Company is defending these claims under commercial auto policies which afford broadened pollution liability coverage for overfills. These defenses are subject to express reservations of rights based upon the lack of property damage within the policy periods because these lawsuits do not specifically allege dates of property damage or contamination or any contamination that is the result of an overfill.

     The Company's exposure to asbestos and environmental claims through assumed reinsurance is very limited due to the fact that the Company's reinsurance subsidiary entered into the reinsurance marketplace in the early 1980s after much attention had already been brought to these issues. The Company took action to commute one reinsurance contract during the first quarter of 2003 that had some asbestos and environmental reserves associated with it.

     At December 31, 2004, the Company carried asbestos and environmental reserves for direct insurance and assumed reinsurance business totaling $5,460,000, which represents 1.3% of total loss and settlement expense reserves. The asbestos and environmental reserves include $1,662,000 of case reserves, $2,836,000 of IBNR reserves and $962,000 of bulk settlement expense reserves.

     The Company's non-asbestos direct product liability claims are considered to be highly uncertain exposures due to the many uncertainties inherent in determining the loss, and the significant periods of time that can elapse between the occurrence of the loss and the ultimate settlement of the claim. The majority of the Company's product liability claims arise from small to medium sized manufacturers, contractors, petroleum distributors, and mobile home and auto dealerships. No specific claim trends are evident from the Company's manufacturer policies, as the claims activity on these policies is generally isolated and can be severe. Specific product coverage is provided to the Company's mobile home and auto dealership policyholders, and the claims from these policies tend to be relatively small. Certain construction defect claims are reported under product liability coverage. During 2004, 67 of these claims were reported to the Company.

     The Company's assumed casualty excess reinsurance is also considered to be a highly uncertain exposure due to the significant periods of time that can elapse during the settlement of the underlying claims and the fact that a reinsurance company generally has less knowledge than the ceding company about the underlying book of business and the ceding company's reserving practices. The Company attempts to account for this uncertainty by establishing bulk IBNR reserves, using conservative assumed treaty limits and, to a much lesser extent, booking of individual treaty IBNR (if reported by the ceding company) or establishing additional case reserves if the reported case reserves appear inadequate on an individual claim. While the Company's reinsurance subsidiary is predominantly a property reinsurer, it does write casualty excess business oriented mainly towards shorter tail casualty lines of coverage. The Company avoids reinsuring large company working layer casualty risks, and does not write risks with heavy product liability exposures, risks with obvious latent injury manifestation, medical malpractice, and "for profit" Directors and Officers coverage. A small amount of casualty excess business on large companies is written, but generally on a "clash" basis only (layers above the limits written for any individual policyholder).

     The Company has exposure to construction defect claims arising from general liability policies issued to contractors. Most of the Company's construction defect claims are concentrated in a limited number of states, and the Company has taken steps to mitigate this exposure. Construction defect is a highly uncertain exposure due to such issues as whether coverage exists, definition of an occurrence, determination of ultimate damages, and allocation of such damages to financially responsible parties. The Company has recently implemented additional coding to identify and monitor construction defect claims. Newly reported construction defect claims numbered 685, 668, and 555 in 2004, 2003, and 2002, respectively, and produced incurred losses and paid settlement expenses of approximately $2,498,000, $3,200,000, and $1,913,000 in each respective period. Incurred losses and paid settlement expenses on all construction defect claims totaled approximately $3,895,000 in 2004. At year-end 2004, the Company carried case reserves of approximately $6,075,000 on 982 open construction defect claims.

     Following is a schedule of claims activity for asbestos, environmental, products liability and casualty excess reinsurance for 2004, 2003 and 2002.

                        Property and casualty
                          insurance segment           Reinsurance segment
                      ---------------------------  --------------------------
                                       Settlement                  Settlement
($ in thousands)       Case     IBNR    expense     Case     IBNR    expense
                      -------  -------  -------    -------  -------  -------
Reserves at 12/31/04
  Asbestos ...........$ 1,395  $   837  $   651    $   153  $   515  $     -
  Environmental ......     30      807      311         84      677        -
  Products(1) ........  6,491    3,056    6,861          -        -        -
  Casualty excess(2)        -        -        -     16,436   31,049    1,724

Reserves at 12/31/03
  Asbestos ...........$ 1,138  $   991  $   756    $    86  $   646  $     -
  Environmental ......     13      836      316         52      750        -
  Products(1) ........  4,235    2,557    4,657          -        -        -
  Casualty excess(2)        -        -        -     18,959   24,834    1,866

Reserves at 12/31/02
  Asbestos ...........$   451  $ 1,693  $   839    $    80  $   454  $     -
  Environmental ......     14      839      322         49      786        -
  Products(1) ........  2,314    1,856    2,000          -        -        -
  Casualty excess(2)        -        -        -     13,393   21,472    1,385

Paid during 2004
  Asbestos ...........$    47           $   141    $    64           $     -
  Environmental ......     11                11         40                 -
  Products(1) ........  1,079             1,401          -                 -
  Casualty excess(2)        -                 -      7,911               916

Paid during 2003
  Asbestos ...........$    14           $    83    $    93           $     2
  Environmental ......      5                 6         33                 -
  Products(1) ........    705               959          -                 -
  Casualty excess(2)        -                 -      4,523               386

Paid during 2002
  Asbestos ...........$    18           $    97    $     8           $     -
  Environmental ......     44                10         12                 -
  Products(1) ........    577               586          -                 -
  Casualty excess(2)        -                 -      5,019               498

(1) Products includes the portion of asbestos and environmental claims reported above that are non-premises/operations claims.
(2) Casualty excess includes the asbestos and environmental claims reported above.


                                   Environ-
                         Asbestos   mental   Products
                         --------  --------  --------
Open claims, 12/31/04 ...  39,738         6     1,721
Reported in 2004 ........   9,655         2       295
Disposed of in 2004 .....  10,993         3       358

Open claims, 12/31/03 ...  41,076         7     1,784
Reported in 2003 ........  40,893         7     1,008
Disposed of in 2003 .....     123         6       304

Open claims, 12/31/02 ...     306         6     1,080
Reported in 2002 ........     123         -       781
Disposed of in 2002 .....      83         3       260


Variability of loss and settlement expense reserves

     The Company does not determine a range of estimates for all components of the loss and settlement expense reserves at the time those reserves are established. However, at each year-end an actuarially determined range of estimates is developed for the major components of the loss and settlement expense reserves. All reserves are reviewed, except for the involuntary workers' compensation pools, for which reliance is placed on a reserve opinion received from the National Council on Compensation Insurance certifying the reasonableness of those reserves. Shown below are the actuarially determined ranges of reserve estimates as of December 31, 2004, along with the carried reserves. The last two columns display the estimated after-tax impact on earnings if the reserves were moved to the high endpoint and the low endpoint of the ranges.

                                                           After-Tax Impact
                             Range of Reserve Estimates      on Earnings
                             --------------------------   ------------------
                                                          Reserves  Reserves
($ in thousands)               High     Low    Carried    at High    at Low
                             -------- -------- -------    --------  --------
Property and casualty
  insurance segment .........$294,723 $248,453 $285,962   $ (5,694) $ 24,381
Reinsurance segment ......... 119,880  102,484  119,721       (104)   11,204
                             -------- -------- --------   --------  --------
                             $414,603 $350,937 $405,683   $ (5,798) $ 35,585
                             ======== ======== ========   ========  ========

Changes in loss and settlement expense reserve estimates of prior periods

     Loss and settlement expense reserves are estimates at a given time of what an insurer expects to pay on incurred losses, based on facts and circumstances then known. During the loss settlement period, which may be many years, additional facts regarding individual claims become known, and accordingly, it often becomes necessary to refine and adjust the estimates of liability on a claim. Such changes in reserves for losses and settlement expenses are reflected in operating results in the year such changes are recorded.

     During the three years ended December 31, 2004, the Company has experienced adverse development in the provision for insured events of prior years. The majority of this adverse development has come from the property and casualty insurance segment, primarily in the workers' compensation and other liability lines of business. Following are the significant issues and trends that have been identified as contributors to this adverse development.

     Workers' compensation claim severity has increased significantly over the past five years, with the projected ultimate average claim amount increasing approximately 72 percent over the five year period. An increase of this magnitude has made the establishment of adequate case reserves challenging. A review of claim data indicates that claims adjusters have recently underestimated medical costs and the length of time injured workers are away from work. In addition, partial disability benefits have been underestimated or unanticipated. Large increases in drug costs and the availability and utilization of new and costly medical procedures have contributed to rapidly escalating medical costs.

     Construction defect claims arising from general liability policies issued to contractors have contributed to adverse reserve development. States with significant construction defect losses include Alabama, Arizona, California, Colorado, Nevada and Texas.

     Large umbrella claims have recently contributed to the adverse development experienced in the other liability line of business. A pattern of increasing umbrella claims severity is believed to be generally consistent with industry umbrella severity trends. Also contributing to overall umbrella reserve development is an increase in claims arising from underlying general liability policies.

     Legal expenses for the other liability line of business have also increased rapidly over the past three years, with defense costs increasing at an average rate of approximately 14 percent per year. This increase in legal expenses has occurred despite a reduction in the number of new lawsuits.

     In response to an indicated deficiency in case reserves at December 31, 2004, the home office claims department in early 2004 instructed each of the 16 branch offices to review and carefully reevaluate all claim reserves for adequacy. As a result of these reviews, case reserves were strengthened in both the second and third quarters of 2004. However, during the required fourth quarter inventory and review process, the branch offices further strengthened their case reserves, generating a significant amount of adverse development on prior years' reserves.

     For detailed discussion of the factors influencing the adverse development on prior years' reserves, see the discussion entitled "Loss and Settlement Expense Reserves" under the "Narrative Description of Business" heading in the Business Section under Item I of this Form 10-K.


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

     Amortization of deferred policy acquisition costs is calculated as the difference between the beginning and ending amounts of deferred policy acquisition costs plus the amount of costs deferred during the current year. Deferred policy acquisition costs and related amortization are calculated separately for the property and casualty insurance segment and the reinsurance segment. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and settlement expenses and certain other costs expected to be incurred as the premium is earned. Deferred policy acquisition costs were not subject to limitation at December 31, 2004, and management does not anticipate future limitations to be likely due to the improved premium rate environment in both the insurance and reinsurance marketplaces.


Deferred income taxes

     The realization of the deferred income tax asset is based upon projections that indicate that a sufficient amount of future taxable income will be earned to utilize the tax deductions that will reverse in the future. These projections are based on the Company's history of producing significant amounts of taxable income, the improved premium rate environment for both the property and casualty insurance segment and the reinsurance segment and loss and expense control initiatives that have been implemented in recent years. In addition, management has formulated tax-planning strategies that could be implemented to generate taxable income if needed. Should the projected taxable income and tax planning strategies not provide sufficient taxable income to recover the deferred tax asset, a valuation allowance would be required.


RESULTS OF OPERATIONS

     Segment information and consolidated net income for the three years ended December 31, 2004 are as follows:

($ in thousands)                             2004        2003        2002
                                           --------    --------    --------
PROPERTY AND CASUALTY INSURANCE
Premiums earned .......................... $250,035    $241,237    $225,013
Losses and settlement expenses ...........  196,460     168,239     156,152
Acquisition and other expenses ...........   85,837      80,493      72,483
                                           --------    --------    --------
Underwriting loss ........................ $(32,262)   $ (7,495)   $ (3,622)
                                           ========    ========    ========
Loss and settlement expense ratio ........     78.6%       69.7%       69.4%
Acquisition expense ratio ................     34.3        33.4        32.2
                                           --------    --------    --------
Combined ratio ...........................    112.9%      103.1%      101.6%
                                           ========    ========    ========
Losses and settlement expenses:
    Insured events of current year ....... $172,722    $159,224    $151,507
    Increase in provision for insured
      events of prior years ..............   23,738       9,015       4,645
                                           --------    --------    --------
        Total losses and settlement
          expenses ....................... $196,460    $168,239    $156,152
                                           ========    ========    ========
Catastrophe and storm losses ............. $ 13,481    $ 17,531    $  8,055
                                           ========    ========    ========

($ in thousands)                             2004        2003        2002
                                           --------    --------    --------
REINSURANCE
Premiums earned .......................... $ 95,444    $ 89,386    $ 72,030
Losses and settlement expenses ...........   53,346      58,266      50,906
Acquisition and other expenses ...........   26,870      24,403      23,150
                                           --------    --------    --------
Underwriting income (loss) ............... $ 15,228    $  6,717    $ (2,026)
                                           ========    ========    ========
Loss and settlement expense ratio ........     55.9%       65.2%       70.7%
Acquisition expense ratio ................     28.1        27.3        32.1
                                           --------    --------    --------
Combined ratio ...........................     84.0%       92.5%      102.8%
                                           ========    ========    ========
Losses and settlement expenses:
    Insured events of current year ....... $ 56,946    $ 59,805    $ 48,553
    (Decrease) increase in provision for
      insured events of prior years ......   (3,600)     (1,539)      2,353
                                           --------    --------    --------
        Total losses and settlement
          expenses ....................... $ 53,346    $ 58,266    $ 50,906
                                           ========    ========    ========
Catastrophe and storm losses ............. $  5,011    $  3,411    $    249
                                           ========    ========    ========

CONSOLIDATED
REVENUES
Premiums earned .......................... $345,479    $330,623    $297,043
Net investment income ....................   29,900      29,702      32,778
Realized investment gains (losses) .......    4,379       1,170      (3,159)
Other income .............................      601         862         866
                                           --------    --------    --------
                                            380,359     362,357     327,528
                                           --------    --------    --------
LOSSES AND EXPENSES
Losses and settlement expenses ...........  249,806     226,505     207,058
Acquisition and other expenses ...........  112,707     104,896      95,633
Interest expense .........................    1,112       1,320       1,639
Other expense ............................    1,163       1,654       1,306
                                           --------    --------    --------
                                            364,788     334,375     305,636
                                           --------    --------    --------
Income before income tax expense .........   15,571      27,982      21,892
Income tax expense .......................    2,386       7,633       5,790
                                           --------    --------    --------
Net income ............................... $ 13,185    $ 20,349    $ 16,102
                                           ========    ========    ========
Earnings per share ....................... $   1.10    $   1.78    $   1.42
                                           ========    ========    ========
Loss and settlement expense ratio ........     72.3%       68.5%       69.7%
Acquisition expense ratio ................     32.6        31.7        32.2
                                           --------    --------    --------

Combined ratio ...........................    104.9%      100.2%      101.9%
                                           ========    ========    ========
Losses and settlement expenses:
    Insured events of current year ....... $229,668    $219,029    $200,060
    Increase in provision for insured
      events of prior years ..............   20,138       7,476       6,998
                                           --------    --------    --------
        Total losses and settlement
          expenses ....................... $249,806    $226,505    $207,058
                                           ========    ========    ========
Catastrophe and storm losses ............. $ 18,492    $ 20,942    $  8,304
                                           ========    ========    ========

Year ended December 31, 2004 compared to year ended December 31, 2003
---------------------------------------------------------------------
     Net income decreased 35.2 percent to $13,185,000 ($1.10 per share) in 2004 from $20,349,000 ($1.78 per share) in 2003. This decrease is attributed to a significant increase in the amount of adverse development experienced on prior years' reserves. The majority of this adverse development occurred during the fourth quarter and is attributed to a diligent review and reevaluation of the individual case reserves carried by the property and casualty insurance segment. In addition to an ongoing review of claims files in the normal course of business, the Company has for many years required each of its 16 branch office to perform a complete inventory of its open claim files during the fourth quarter of each year and to review the adequacy of each carried reserve based on current information. This review process has not historically resulted in a significant increase in case reserves; however, because of heightened emphasis placed on case reserve adequacy during 2004, the review performed in the fourth quarter of 2004 generated a significant and unanticipated increase in carried reserves and a corresponding increase in settlement expense reserves. Catastrophe and storm losses declined 11.7 percent in 2004 but remained at an unusually high level due to the four hurricanes that hit the Southern United States in August and September.

     To help assure that necessary case reserve adjustment are implemented on a timely basis in the future, beginning in 2005 the branch offices will be required to perform a complete inventory and review of their case reserves semi-annually, rather than annually as previously required. The first review is to be completed by the end of June and the second review is to be completed by the end of November each year.

     The calculation of 2004 earning per share is impacted by the Company's recently completed follow-on stock offering in which 2.0 million new shares of common stock were issued on October 20, 2004. The Company earned approximately $170,000 of additional interest income on the net proceeds of the stock offering during the fourth quarter; however, this additional interest income was not sufficient to avoid an approximate 3.0 percent dilution in the 2004 earnings per share calculation.

Premium income

     Premiums earned increased 4.5 percent to $345,479,000 in 2004 from $330,623,000 in 2003. This increase is primarily attributed to rate increases implemented during the last few years in the property and casualty insurance business as well as moderate growth and improved pricing in the assumed reinsurance business. The overall market for property and casualty insurance was stable during 2004, but moderated slightly in certain lines of business and select territories due to an increase in price competition. Price competition is expected to increase for most lines of business in 2005, but not to the extent seen in the last soft market. The Company will continue its efforts to maintain current pricing levels and will implement rate increases in those lines of business and/or territories where such action is warranted; however, the overall impact of these rate increases will continue to dissipate as the increases become smaller and less frequent.

     Premiums earned for the property and casualty insurance segment increased
3.6 percent to $250,035,000 in 2004 from $241,237,000 in 2003.  This increase is primarily the result of rate increases that were implemented during the prior two years. After the broad-based rate increases implemented during the peak of the hard market in 2001 and 2002, premium rate levels for most lines of business were considered to be at, or near, adequate levels at the end of 2002. Accordingly, moderate and more targeted rate increases were implemented during 2003 and 2004. This fine tuning of the Company's rate structure has been directed toward specific accounts, territories and lines of business where additional rate increases were warranted. Due to the timing of policy renewals and the earning of premiums ratably over the terms of the underlying policies, a time delay exists for implemented rate increases to have a noticeable impact on premiums earned. During 2004, premiums written increased only 1.9 percent due to a decline in policy count and an increase in ceded premiums. The decline in policy count is attributed to several factors, including the non-renewal of existing business that was under-priced and/or under-performing, a reluctance to accept new risks in under-priced lines of business and a decrease in new business associated with a moderate increase in price competition. The increase in ceded premiums primarily reflects an increase in the cost of the Company's reinsurance programs. Premium rate levels for most lines of business are not expected to change significantly in 2005. In light of the improvements that have been achieved in both the pricing and the quality of the Company's book of business, management has become more receptive to opportunities to write new business, but continues to stress profitability over production.

     Premiums earned for the reinsurance segment increased 6.8 percent to $95,444,000 in 2004 from $89,386,000 in 2003 due to increased participation in the MRB reinsurance pool. For 2004, Employers Mutual's participation in the MRB reinsurance pool (which is ceded to the reinsurance segment under the terms of the quota share agreement) increased to 33 percent from 25 percent in 2003, producing $8,176,000 of additional premiums earned. The increase in the MRB premiums earned was partially offset by a decline in the HORAD book of business because Employers Mutual was unsuccessful in its attempt to renew several accounts during the January 1 and July 1, 2004 renewal seasons due to its current "A-" (Excellent) A.M. Best rating. Employers Mutual is attempting to replace this business with new accounts and increased participation on existing accounts. Following large across-the-board rate increases implemented in 2002, premium rate increases on excess-of-loss contracts moderated during 2003 and 2004 due to the influx of new capital into the reinsurance marketplace; however, contracts with poor loss experience continued to receive large rate increases. The rate increases implemented during the last several years have been realized in conjunction with moderate declines in the related exposure base due to increased retention levels and coverage exclusions for terrorist activities. In addition, both excess-of-loss and pro rata contracts have benefited from improved industry-wide rate levels at the primary company level. Premiums earned in 2004 reflect a decrease in the estimate of earned but not reported premiums of $190,000, compared to an increase of $3,575,000 in 2003.

     The board of directors of the MRB reinsurance pool, of which Employers Mutual is a member, recently authorized management to pursue the addition of one or two new assuming companies to the pool. If additional assuming companies are added to the pool, Employers Mutual's participation would be reduced and the reinsurance segment's premium volume would decline in the short-term; however, this action will strengthen MRB's surplus base and should favorably impact their ability to attract new business.

Losses and settlement expenses

     Losses and settlement expenses increased 10.3 percent to $249,806,000 in 2004 from $226,505,000 in 2003. The loss and settlement expense ratio increased to 72.3 percent in 2004 from 68.5 percent in 2003. The increase in the 2004 ratio is primarily attributed to a significant amount of adverse development on prior years' reserves in the property and casualty insurance segment, but was partially offset by a decline in reported losses in the reinsurance segment. Catastrophe and storm losses declined 11.7 percent in 2004, but remained at an unusually high level.

     The loss and settlement expense ratio for the property and casualty insurance segment increased to 78.6 percent in 2004 from 69.7 percent in 2003. The increase in the 2004 ratio is primarily attributed to a significant increase in adverse development on prior years' reserves. The adverse development of 2004 reflects a combination of newly reported claims in excess of carried IBNR reserves ($14,758,000), development on case reserves of previously reported claims ($11,037,000), bulk reserve strengthening ($2,350,000), and settlement expense reserve increases resulting from increases in case reserves ($6,209,000). This adverse development was partially offset by $10,437,000 of reinsurance recoveries associated with the case reserve development and IBNR emergence. Substantial case reserve strengthening performed at the branch offices, primarily in the workers' compensation and other liability lines of business, is the underlying reason for the adverse reserve development that occurred during 2004. As discussed further under the "Critical Accounting Policies" heading of this discussion, the economic factors behind this case reserve strengthening include, most notably, an increase in workers' compensation claim severity, increases in construction defect claim activity, the recent occurrence of several large umbrella claims, and increasing legal expenses in the other liability line of business. Loss severity continued to trend upward during 2004 while overall loss frequency continued to trend downward; however, there are some indications that loss frequency may be leveling out. Catastrophe and storm losses for 2004 include $2,888,000 (net of reinsurance) from the four hurricanes that hit the Southern United States in August and September.

     The loss and settlement expense ratio for the reinsurance segment decreased to 55.9 percent in 2004 from 65.2 percent in 2003, despite an increase in catastrophe and storm losses. The decline in the 2004 ratio reflects a decrease in the ratio of reported losses to premiums earned for 2004 policy year business, an increase in favorable development on prior years' reserves and continued improvement in overall premium rate adequacy. The favorable development experienced in 2004 is attributed to reported policy year 2003 losses for property, casualty and multi-line classes that are below 2003 implicit projections. Catastrophe and storm losses for 2004 include $4,830,000 associated with the four hurricanes that hit the Southern United States in August and September. The reinsurance segment had exposure to all four hurricanes and reached its $1,500,000 cap on losses assumed per occurrence on three of them. During 2003, two events (Midwest storms in the month of May and Hurricane Isabel) reached the $1,500,000 cap.

Acquisition and other expenses

     Acquisition and other expenses increased 7.4 percent to $112,707,000 in 2004 from $104,896,000 in 2003. The expense ratio (acquisition and other expenses expressed as a percentage of premiums earned) increased to 32.6 percent in 2004 from 31.7 percent in 2003, primarily due to increases in contingent commission and policyholder dividend expenses.

     For the property and casualty insurance segment, the acquisition expense ratio increased to 34.3 percent in 2004 from 33.4 percent in 2003. The rise in this ratio is primarily attributed to an increase in contingent commission expense from the Company's agent profit share program and an increase in policyholder dividend expense. The Company will be implementing a new agent profit share program, which is designed to better equate agent compensation with the quality and quantity of the insurance business produced, effective January 1, 2005. Under the new program, the Company's best performing agents will be rewarded with increased compensation while agents with marginal business will experience a decline in compensation. Total profit share expense under the new program is expected to decline slightly. The increase in contingent commission expense was partially offset by $387,000 of ceded contingent commission income recognized in the fourth quarter of 2004 related to a no-claims bonus on the terrorism reinsurance contract for years 2003 and 2004.

     For the reinsurance segment, the acquisition expense ratio increased to
28.1 percent in 2004 from 27.3 percent in 2003. The increase is primarily attributed to a large amount of contingent commission expense reported by MRB during 2004, but was reduced by a $666,000 increase in contingent commission income from a retrocession contract on the HORAD book of business. Both increases are a reflection of recent favorable underwriting performance. The asset for deferred acquisitions costs increased in 2004 and 2003 in connection with the increased participation in the MRB pool. These increases offset commission expense of $1,033,000 and $782,000 recorded for statutory purposes in those respective years with the increased participation in the MRB pool.

Investment results

     Net investment income remained relatively flat at $29,900,000 in 2004 compared to $29,702,000 in 2003, despite an increase in invested assets. This is primarily attributed to the lingering low interest rate environment, which has negatively impacted the rate of return earned on the Company's investments. During this prolonged period of low interest rates, many of the Company's higher yielding securities have been called. The proceeds from these called securities, and from maturing securities, have been reinvested at the current lower interest rates, resulting in less investment income. In addition, until the second quarter of 2004 the Company had been reluctant to invest in long-term securities due to the low interest rate environment, and had therefore accumulated a significant amount of short-term and cash equivalent investments. Since these investments carry lower interest rates than long-term securities, the decline in the Company's rate of return was magnified. However, during the second quarter of 2004 interest rates became more attractive and the Company began investing in long-term securities.

     The Company reported net realized investment gains of $4,379,000 in 2004 and $1,170,000 in 2003. The large amount of realized investment gains in 2004 includes $2,558,000 of net gain recognized during the second quarter on the Company's investment in MCI Communications Corporation bonds in conjunction with a payout award received under a bankruptcy court approved "Plan of Reorganization." The MCI bonds had previously been determined to be other-than-temporarily impaired during the second quarter of 2002. The new MCI bonds were sold during the third quarter, resulting in an additional realized gain of $187,000. Reflected in the gains of 2003 are $1,567,000 of other-than-temporary impairment losses recognized in the Company's equity portfolio during the first quarter, $2,689,000 of net losses recognized by the Company's equity managers during the first quarter as they rebalanced the Company's portfolios to enhance future returns, and $4,342,000 of losses recognized on the sale of American Airlines and United Airlines bonds during the first quarter. These losses were more than offset by gains recognized on the sale of certain bond and equity investments during the remainder of 2003. The Company has not recognized any additional other-than-temporary impairment losses since the first quarter of 2003, and all the impaired equity securities were sold before year-end 2003, generating gross realized gains of $619,000 and gross realized losses of $48,000.


Other information

     Income tax expense decreased 68.7 percent to $2,386,000 in 2004 from $7,633,000 in 2003. The effective tax rate declined to 15.3 percent in 2004 from 27.3 percent in 2003, primarily due to an increase in tax-exempt investment income and a decline in pre-tax income. Effective April 1, 2003, the Company was included in Employers Mutual's consolidated tax return due to the fact that Employers Mutual attained 80 percent ownership of the Company at the end of March. The Company filed a short-period tax return with its subsidiaries for the period January 1, 2003 through March 31, 2003. During October 2004 Employers Mutual's ownership of the Company fell below 80 percent upon successful completion of the follow-on stock offering. Accordingly, the Company will no longer be included in Employers Mutual's consolidated tax return effective October 1, 2004, and the Company will file a short-period tax return for the period October 1, 2004 through December 31, 2004.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. In January 2004, the Financial Accounting Standards Board (FASB) issued Staff Position FAS No. 106-1 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Because of various uncertainties, including Employers Mutual's response to this legislation and the appropriate accounting methodology for this event, the Company elected to defer financial recognition of this legislation as permitted under FAS 106-1. In May 2004, the FASB issued Staff Position FAS No. 106-2, which became effective for interim and annual periods beginning after June 15, 2004. FAS No. 106-2 provides accounting guidance and disclosure requirements for the prescription drug subsidy established under the Act. The effect of the subsidy on the measurement of the Employers Mutual postretirement benefit plan resulted in a decrease in the accumulated projected benefit obligation of $9,899,000 and the net periodic postretirement benefit cost for 2004 was reduced by $1,537,000. Adoption of FAS 106-2 resulted in a $344,000 reduction in the Company's share of the net periodic postretirement benefit cost for 2004.

     Employers Mutual participated in the Company's Dividend Reinvestment and Common Stock Purchase Plan during the first two quarters of 2004 and reinvested 50 percent of its dividends in additional shares of the Company's common stock. Due to its participation in the Company's recent stock offering, Employers Mutual discontinued its participation in the plan for the third and fourth quarters of 2004 and has indicated that it will likely not participate in the plan in 2005.

     On November 26, 2002, President Bush signed into law the Terrorism Risk Insurance Act of 2002 ("TRIA"). TRIA provides a temporary Federal backstop on losses from certified terrorism events from foreign sources and is effective until December 31, 2005. Coverage includes most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures. Each insurer has a deductible amount, which is calculated as a percentage of the prior year's direct earned commercial lines premium and a ten percent retention above the deductible. The percentage used in the deductible calculation increased from seven percent in 2003 to ten percent in 2004, and will increase to 15 percent in 2005. TRIA caps losses at $100 billion annually; no insurer that has met its deductible will be liable for payment of any portion above that amount. Congress is currently debating whether TRIA should be extended for one or possibly two years due to concerns that terrorism insurance may not be available in the private insurance market when TRIA expires; however, no action has yet been taken.


Year ended December 31, 2003 compared to year ended December 31, 2002
---------------------------------------------------------------------
     Net income increased 26.4 percent to a record $20,349,000 ($1.78 per share) in 2003 from $16,102,000 ($1.42 per share) in 2002. This increase was attributed to improved premium rate adequacy, an improvement in the quality of the Company's book of business and strong second half earnings in the reinsurance segment. The improvement in 2003 net income was achieved even though the Company experienced an unusually high level of catastrophe and storm losses and performed some necessary reserve strengthening in the property and casualty insurance segment.

Premium income

     Premiums earned increased 11.3 percent to $330,623,000 in 2003 from $297,043,000 in 2002. This increase was attributed to rate increases that were implemented in the property and casualty insurance segment during the preceding two years as well as significant growth and improved pricing in the reinsurance segment. The market for property and casualty insurance softened somewhat during 2003 but was considered to be firm at year-end.

     Premiums earned for the property and casualty insurance segment increased
7.2 percent to $241,237,000 in 2003 from $225,013,000 in 2002, primarily as a result of rate increases that were implemented during the preceding three years. The rate increases implemented in 2002 and 2001 were broad based in nature and resulted in premium rate levels for most lines of business that were considered to be at, or near, adequate levels at December 31, 2002. Accordingly, moderate and more targeted rate increases were implemented during 2003. This fine tuning of the Company's rate structure was directed toward specific accounts, territories and lines of business where additional rate increases were warranted. Due to the timing of policy renewals and the earning of premiums ratably over the terms of the underlying policies, a time delay exists for implemented rate increases to have a noticeable impact on premiums earned. Premiums earned for 2003 reflect this delay and continued to show strong growth as the rate increases obtained in 2002 became earned; however, the growth rate in 2003 was limited by a decline in policy count (overall approximately 5.8 percent from December 31, 2002) that resulted from a decrease in new business associated with a moderate increase in rate competition and a reluctance to accept new risks in under-priced lines of business, and the non-renewal of existing business that was under-priced and/or under-performing.

     Premiums earned for the reinsurance segment increased 24.1 percent to $89,386,000 in 2003 from $72,030,000 in 2002, primarily as a result of improved premium rate levels and increased participation in the MRB reinsurance pool. Following the large across-the-board rate increases implemented in 2002, premium rate increases on excess of loss contracts moderated in 2003 due to the influx of new capital into the reinsurance marketplace; however, contracts with poor loss experience continued to receive exceptionally large rate increases. The rate increases implemented during 2003 and 2002 were realized in conjunction with moderate declines in the related exposure base due to increased retention levels and coverage exclusions for terrorist activities. In addition, both excess of loss and pro-rata contracts were benefiting from improved industry-wide rate levels at the primary company level. For 2003, Employers Mutual's participation in the MRB reinsurance pool increased to 25 percent from 20 percent in 2002, producing $7,262,000 of additional earned premium. In addition to these factors, the growth in earned premiums for 2003 reflected an increase in the estimate of earned but not reported premiums of $3,575,000, compared to a decrease in this estimate of approximately $1,135,000 in 2002.

Losses and settlement expenses

     Losses and settlement expenses increased 9.4 percent to $226,505,000 in 2003 from $207,058,000 in 2002. The loss and settlement expense ratio (losses and settlement expenses expressed as a percentage of premiums earned) decreased to 68.5 percent in 2003 from 69.7 percent in 2002, despite an unusually high level of catastrophe and storm losses that was second only to the record amount reported in storm-plagued 2001, and some necessary reserve strengthening. This decline in the loss and settlement expense ratio was attributed to improved premium rate adequacy, an improvement in the quality of the Company's book of business and unusually good loss experience in the reinsurance segment during the second half of the year.

     The loss and settlement expense ratio for the property and casualty segment increased slightly to 69.7 percent in 2003 from 69.4 percent in 2002. Despite an unusually high level of catastrophe and storm losses ($17,531,000 in 2003 compared to $8,055,000 in 2002) and some necessary reserve strengthening, the loss and settlement expense ratio did not increase appreciably during 2003. This is due to management's diligent efforts over the last several years to improve both premium rate adequacy and the quality of the risks insured. Loss frequency continued to trend downward in 2003 while loss severity continued to increase. The reserve strengthening performed in 2003 amounted to approximately $12,825,000, which represented only 5.6 percent of the property and casualty insurance segment's carried reserves at December 31, 2002.

      The loss and settlement expense ratio for the reinsurance segment decreased to 65.2 percent in 2003 from 70.7 percent in 2002. This improvement was attributed to an unusually low level of reported loss activity from both proportional and excess of loss business, and from favorable development on prior years' reserves. However, this improvement was partially offset by a significant increase in catastrophe losses ($3,411,000 in 2003 compared to $249,000 in 2002). During 2003, two events (Midwest storms in the month of May and hurricane Isabel) reached the $1,500,000 cap on losses assumed per event from Employers Mutual. In addition, the reinsurance segment established $326,000 of additional IBNR reserves in 2003 in response to the findings of an independent study conducted on the Company's asbestos exposures.

Acquisition and other expenses

     Acquisition and other expenses increased 9.7 percent to $104,896,000 in 2003 from $95,633,000 in 2002. The expense ratio (acquisition and other expenses expressed as a percentage of premiums earned) decreased to 31.7 percent in 2003 from 32.2 percent in 2002, primarily due to the improvement in premium rate adequacy achieved in 2003.

     For the property and casualty insurance segment, the expense ratio increased to 33.4 percent in 2003 from 32.2 percent in 2002. This increase was primarily due to an increase in contingent commission expense and higher employee benefit costs. The increase in contingent commission expense was a direct result of the fundamental improvement achieved in underwriting results. The increase in employee benefit costs was associated with a 50 basis-point decrease in the discount rate and expected long-term rate of return on plan assets assumptions utilized in the pension plan and postretirement benefit plans actuarial valuations.

     For the reinsurance segment, the expense ratio decreased to 27.3 percent in 2003 from 32.1 percent in 2002. The decrease in 2003 was attributed to a decline in contingent commission expense and a shift in the mix of business towards property excess, which carries a lower commission rate. The decline in contingent commission expense was attributed to several sources, including a decline of approximately $413,000 associated with the MRB pool and a marine syndicate account, a decline of approximately $400,000 associated with the commutation of a retrocession contract related to the World Trade Center catastrophe, and a general trend toward a reduction in the number of contracts with contingent commission provisions. The asset for deferred acquisitions costs increased in 2003 and 2002 in connection with the increased participation in the MRB pool. These increases offset commission expense of $782,000 and $379,000 recorded for statutory purposes in those respective years with the increased participation in the MRB pool.

Investment results

     Net investment income decreased 9.4 percent to $29,702,000 in 2003 from $32,778,000 in 2002, despite an increase in invested assets. This decrease was primarily attributed to the lingering low interest rate environment, which negatively impacted the rate of return earned on the Company's investments, but also reflected an increase in investment expenses. During this period of low interest rates, many of the Company's higher yielding securities were called. The proceeds from those called securities, and from maturing securities, were reinvested at the current lower interest rates, resulting in less investment income. In addition, until the latter half of 2003 the

Company was reluctant to invest in long-term securities in this current low interest rate environment and therefore had accumulated a significant amount of short-term and cash equivalent investments. Since these investments carry lower interest rates than long-term fixed maturity securities, the decline in the Company's rate of return was magnified.

     Realized investment gains totaled $1,170,000 in 2003 compared to a loss of $3,159,000 in 2002. Reflected in the gains of 2003 were $1,567,000 of other-than-temporary impairment losses recognized in the Company's equity portfolio during the first quarter of 2003, $2,689,000 of net losses recognized by the Company's equity managers during the first quarter as they rebalanced the Company's portfolios to enhance future returns, and $4,342,000 of losses recognized on the sale of American Airlines and United Airlines bonds during the first quarter. These bonds were collateralized by aircraft with an appraised value sufficient to recover the Company's investment at December 31, 2002; however, during the first quarter of 2003 the value of the collateral declined below the Company's investment as a result of the war with Iraq, a significant decline in air travel, and the prospects of a bankruptcy filing by American Airlines and a liquidation of United Airlines. The losses recognized in the first quarter were more than offset by gains recognized on the sale of certain bond and equity investments during the remainder of 2003. The Company did not recognize any additional other-than-temporary impairment losses during 2003 and all the impaired equity securities were sold before year-end, generating gross realized gains of $619,000 and gross realized losses of $48,000. The realized investment loss for 2002 primarily reflected a $3,821,000 impairment loss on the Company's investment in MCI Communications Corporation bonds.

Other information

     The Company refinanced its $36,000,000 of surplus notes with Employers

Mutual effective April 1, 2003 at an interest rate of 3.09 percent, resulting in a 19.4 percent decline in interest expense in 2003.

     Income tax expense increased 31.8 percent to $7,633,000 in 2003 from $5,790,000 in 2002. The effective tax rate increased slightly to 27.3 percent in 2003 from 26.4 percent in 2002.

     In response to the declining interest rate environment, Employers Mutual changed several key assumptions utilized in the preparation of the actuarial valuation reports for its pension and postretirement benefit plans during 2003 and 2002. Key assumption changes include a reduction in the discount rate from 6.5 percent in 2002 to 6.0 percent in 2003 and a reduction in the expected long-term rate of return on plan assets for the pension plan from 8.0 percent in 2002 to 7.5 percent in 2003 and for the postretirement benefit plans from 6.0 percent in 2002 to 5.0 percent in 2003. In addition, the assumed health care cost trend rate utilized in the postretirement benefit plan valuation report was decreased from 12 percent in 2002 to 11 percent in 2003.

      Prior to 2002, the Company had concluded that it was not subject to the accounting requirements of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, since it received the current fair value for any common stock issued under Employers Mutual's stock option plans. As a result, the Company was recognizing as compensation expense its pool participation share of the stock option expense recorded by Employers Mutual for these plans. During 2002, the Company concluded that it was subject to the accounting requirements of APB 25 and, accordingly, should not be recognizing compensation expense from Employers Mutual's stock option plans since the exercise price of the options was equal to the fair value of the stock at the date of grant. Accordingly, during 2002 the Company reversed the accrual for stock option expense allocated to it by Employers Mutual, resulting in $349,000 of pre-tax income.

     The Company's insurance subsidiaries reimburse Employers Mutual for their share of the statutory-basis compensation expense associated with stock option exercises under the terms of the pooling and quota share agreements.
Beginning in 2003, the statutory-basis compensation expense that was paid by the Company's subsidiaries to Employers Mutual ($505,000 in 2003) was reclassified as a dividend payment to Employers Mutual in these GAAP-basis financial statements. Since the corresponding amounts for 2002 were not material, the financial statements for that year were not restated.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

     Liquidity is a measure of a company's ability to generate sufficient cash to meet cash obligations as they come due. The Company generated positive cash flows from operations of $60,794,000 in 2004, $63,095,000 in 2003 and $56,566,000 in 2002. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims. These positive cash flows provide the foundation of the Company's asset/liability management program and are the primary drivers of the Company's liquidity. When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated liabilities of the insurance issued. In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. As of December 31, 2004, the Company did not have any significant variations between the maturity dates of its investments and the expected payment of its loss and settlement expense reserves.

     The Company is a holding company whose principal assets are its investments in its insurance subsidiaries. As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet its obligations and to pay cash dividends to its stockholders. State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval. See note 6 of Notes to Consolidated Financial Statements for additional information regarding dividend restrictions. The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2005 without prior regulatory approval is approximately $32.2 million. The Company received $7,029,000, $7,255,000 and $6,250,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $7,233,000, $6,874,000 and $6,828,000 in 2004, 2003 and 2002, respectively.

     The Company's insurance company subsidiaries must have adequate liquidity to ensure that their cash obligations are met; however, because of their participation in the pooling agreement and the quota share agreement, they do not have the daily liquidity concerns normally associated with an insurance or reinsurance company. This is due to the fact that under the terms of the pooling and quota share agreements, Employers Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the Company's reinsurance subsidiary, and then settles the inter-company balances generated by these transactions with the participating companies on a quarterly basis.

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

     The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to pay claims and expenses. The remainder of the investment portfolio, excluding investments in equity securities, is invested in securities with maturities that approximate the anticipated liabilities of the insurance written. At December 31, 2004, approximately 27 percent of the Company's fixed maturity securities were in U.S. government or U.S. government agency issued securities. A variety of maturities are maintained in the Company's portfolio to assure adequate liquidity. The maturity structure of the fixed maturity investments is also established by the relative attractiveness of yields on short, intermediate and long-term securities. The Company does not invest in any high-yield debt investments (commonly referred to as junk bonds.)

     The Company considers itself to be a long-term investor and generally purchases fixed maturity investments with the intent to hold them to maturity. Despite this intent, the Company has historically classified a portion of its fixed maturity investments as available-for-sale securities to provide flexibility in the management of the portfolio. Since the third quarter of 1999, all newly acquired fixed maturity investments have been classified as available-for-sale securities to provide increased management flexibility.
The Company had unrealized holding gains, net of deferred taxes, on fixed maturity securities available-for-sale totaling $15,511,000 and $15,779,000 at December 31, 2004 and 2003, respectively. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as changing conditions warrant.

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

     The Company held $5,550,000 and $4,758,000 in minority ownership interests in limited partnerships and limited liability companies at December 31, 2004 and 2003, respectively. The Company does not hold any other unregistered securities.

     The Company's cash balance was $61,000 and ($14,069,000) at December 31, 2004 and 2003, respectively. The balance at December 31, 2003 reflects a $14,346,000 transfer of funds out of the cash account on December 31, 2003 to purchase a fixed maturity security; however, due to timing, the account does not reflect the corresponding transfer of cash into the account to fund the purchase. This timing difference resulted in the negative balance in the account.

     The Company carried a pension asset of $2,684,000 at December 31, 2004. At December 31, 2003 the Company reported a pension liability of $1,453,000 (including $1,016,000 of additional minimum liability). This change in the funded status of the pension plan was driven by a $5,236,000 pension plan contributions made during 2004. Along with the additional minimum liability reported on the Company's pension plan at December 31, 2003 was an intangible asset of $1,016,000. Postretirement benefit liabilities reflected in the Company's financial statements totaled $9,486,000 and $8,512,000 at December 31, 2004 and 2003, respectively.


Capital Resources

     Capital resources consist of stockholders' equity and debt, representing funds deployed or available to be deployed to support business operations.
For the Company's insurance subsidiaries, capital resources are required to support premium writings. Regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. All of the Company's insurance subsidiaries were well under this guideline at December 31, 2004.

     The Company's insurance subsidiaries are required to maintain certain minimum surplus on a statutory basis and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. The Company's insurance subsidiaries are also subject to Risk Based Capital
(RBC) requirements that may further impact their ability to pay dividends.
RBC requirements attempt to measure minimum statutory capital needs based upon the risks in a company's mix of products and investment portfolio. At December 31, 2004, the Company's insurance subsidiaries had total adjusted statutory capital of $216,868,000, which is well in excess of the minimum RBC requirement of $43,485,000.

     The Company had total cash and invested assets with a carrying value of $779.4 million and $676.9 million as of December 31, 2004 and December 31, 2003, respectively. The following table summarizes the Company's cash and invested assets as of the dates indicated:

                                                 December 31, 2004
                                        -----------------------------------
                                                                 Percent of
                                        Amortized                 total at
($ in thousands)                           cost     Fair value   fair value
                                        ---------   ----------   ----------
Fixed maturities, held-to-maturity .... $ 29,206     $ 30,594        3.9%
Fixed maturities, available-for-sale ..  595,791      619,654       79.4
Equity securities, available-for-sale     59,589       78,693       10.1
Cash ..................................       61           61          -
Short-term investments ................   46,239       46,239        5.9
Other long-term investments ...........    5,550        5,550        0.7
                                        --------     --------      -----
                                        $736,436     $780,791      100.0%
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
                                        ========     ========      =====


     The amortized cost and estimated fair value of fixed maturity and equity securities at December 31, 2004 were as follows:

                                              Held-to maturity
                               ----------------------------------------------
                                             Gross        Gross     Estimated
                               Amortized   unrealized   unrealized     fair
($ in thousands)                  cost       gains        losses      value
                               ---------   ----------   ----------  ---------
U.S. treasury securities and
  obligations of U.S.
  government corporations
  and agencies .............   $  28,037   $    1,280   $        -  $  29,317
Mortgage-backed securities         1,169          108            -      1,277
                               ---------   ----------   ----------  ---------
    Total securities
      held-to-maturity .....   $  29,206   $    1,388   $        -  $  30,594
                               =========   ==========   ==========  =========

                                              Available-for sale
                               ----------------------------------------------
                                             Gross        Gross     Estimated
                               Amortized   unrealized   unrealized     fair
($ in thousands)                  cost       gains        losses      value
                               ---------   ----------   ----------  ---------
U.S. treasury securities and
  obligations of U.S.
  government corporations
  and agencies .............  $  137,274   $      413   $      148  $ 137,539
Obligations of states and
  political subdivisions ...     257,483       10,329          136    267,676
Mortgage-backed securities        11,136          715            -     11,851
Public utilities ...........       8,687        1,181            -      9,868
Debt securities issued by
  foreign governments ......       7,178          321            -      7,499
Corporate securities .......     174,033       11,226           38    185,221
                              ----------   ----------   ----------   --------
    Total fixed maturity
      securities ...........     595,791       24,185          322    619,654
                              ----------   ----------   ----------   --------
Equity securities ..........      59,589       19,225          121     78,693
                              ----------   ----------   ----------   --------
    Total securities
      available-for-sale      $  655,380   $   43,410   $      443  $ 698,347
                              ==========   ==========   ==========  =========

     In December 2001, three of the Company's property and casualty insurance subsidiaries issued surplus notes totaling $25 million to Employers Mutual at an annual interest rate of 5.38 percent. In June 2002, the Company's reinsurance subsidiary issued an $11.0 million surplus note to Employers Mutual at an annual interest rate of 5.25 percent. Effective April 1, 2003, these surplus notes were reissued at an annual interest rate of 3.09 percent. These notes do not have a maturity date. Payment of interest and repayment of principal can only be made out of the applicable subsidiary's statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile. The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries. The Company's subsidiaries incurred interest expense of $1,112,000, $1,320,000, and $1,639,000 in 2004, 2003, and 2002, respectively, on these surplus notes. The surplus notes were issued in response to statutory capital adequacy concerns raised by certain rating agencies because the statutory surplus position of the subsidiaries had declined over the preceding three years due to unfavorable operating results and the payment of dividends to the parent corporation. At December 31, 2004, the Company's subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2004.

     As of December 31, 2004, the Company had no material commitments for capital expenditures.


Off-Balance Sheet Arrangements

     Employers Mutual receives all premiums and pays all losses and expenses associated with the assumed reinsurance business ceded to the reinsurance subsidiary and the insurance business produced by the pool participants, and then settles the inter-company balances generated by these transactions with the participating companies on a quarterly basis. When settling the inter-company balances, Employers Mutual provides the reinsurance subsidiary and the pool participants with full credit for the premiums written during the quarter and retains all receivable amounts. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is charged to the reinsurance subsidiary or allocated to the pool members on the basis of pool participation. As a result, the Company has an off-balance sheet arrangement with an unconsolidated entity that results in a credit-risk exposure that is not reflected in the Company's financial statements. Based on historical data, this credit-risk exposure is not considered to be material to the Company's results of operations or financial position.

Investment Impairments and Considerations

    During 2004 the Company had one fixed maturity security series (MCI Communications Corporation) that was determined other-than-temporarily impaired. MCI Communications Corporation was owned by WorldCom Inc., whose corporate bonds were downgraded to junk status in May 2002 when it reported the detection of accounting irregularities. On June 30, 2002 the Company recognized $3,821,000 of realized loss when the carrying value of this investment was reduced from an aggregate book value of $5,604,000 to the then current fair value of $1,783,000. The fair value of the MCI bonds then partially recovered, resulting in pre-tax unrealized gains of $1,035,000 recognized during 2002 and $1,811,000 recognized during 2003. During the second quarter of 2004 the Company received three new series of fixed maturity securities (with impaired book values) issued by MCI Communications Corporation in conjunction with a payout award received under a bankruptcy court approved "Plan of Reorganization." This payout was recorded as a tax-free exchange and the new bonds were assigned a book value equal to the book value of the defaulted bonds that were replaced ($5,509,000). The par value of the new bonds reflected the settlement amount of 79.2 cents per dollar ($4,552,000) and the fair value of the new bonds was $4,241,000 at the time of the payout. Based on these facts, a realized investment gain of $3,826,000 was recognized in the second quarter of 2004 to offset the other-than-temporary impairment loss previously recognized in the second quarter of 2002 and an other-than-temporary impairment loss of $1,268,000 was recognized to reduce the book value of the new bonds to fair value at the time of the payout. The new bonds were sold during the third quarter of 2004, resulting in an additional realized gain of $187,000.

     At December 31, 2004, the Company had unrealized losses on held-to-maturity and available-for-sale securities as presented in the table below. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services. None of these securities are considered to be in concentrations by either security type or industry. The Company uses several factors to determine whether the carrying value of an individual security has been other-than-temporarily impaired.
Such factors include, but are not limited to, the security's value and performance in the context of the overall markets, length of time and extent the security's fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. Based on these factors, and the Company's ability and intent to hold the fixed maturity securities until maturity, it was determined that the carrying value of these securities was not other-than-temporarily impaired at December 31, 2004. Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company's investments. Should a determination be made at some point in the future that these unrealized losses are other-than-temporary, the Company's earnings would be reduced by approximately $288,000, net of tax; however, the Company's financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company's financial statements as a component of stockholders' equity, net of deferred taxes.

     Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of December 31, 2004.

Description of securities        Fair value      Unrealized losses
-------------------------        ----------      -----------------
($ in thousands)
Fixed maturity securities:
  Less than six months ........   $ 42,063              $ 183
  Six to twelve months ........      6,829                 13
  Twelve months or longer .....      8,064                126
                                  --------              -----
    Total fixed maturity
      securities ..............     56,956                322
                                  --------              -----
Equity securities:
  Less than six months ........      7,061                111
  Six to twelve months ........        334                 10
  Twelve months or longer .....          -                  -
                                  --------              -----
    Total equity securities ...      7,395                121
                                  --------              -----
      Total temporarily
        impaired securities ...   $ 64,351              $ 443
                                  ========              =====

     Following is a schedule of the maturity dates of the fixed maturity securities presented in the above table. Note that this schedule includes only fixed maturity securities available-for-sale, as the Company does not have any fixed maturity securities held-to-maturity with unrealized losses.

                                                                     Gross
                                           Book         Fair      unrealized
($ in thousands)                           value        value        loss
                                          -------      -------    ----------
Due in one year or less ................. $     -      $     -       $  -
Due after one year through five years ...   2,000        1,990         10
Due after five years through ten years ..  27,491       27,384        107
Due after ten years .....................  27,787       27,582        205
                                          -------      -------       ----

                                          $57,278      $56,956       $322
                                          =======      =======       ====

     The Company has no fixed maturity securities available-for-sale that are non-investment grade and have unrealized losses at December 31, 2004. As previously noted, the Company does not invest in junk bonds. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

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

                                                                Gross
                                           Book       Sales    realized
($ in thousands)                           value      price      loss
                                         ---------  ---------  ---------
Fixed maturity securities
  available-for-sale:
    Three months or less ............... $   5,509  $   4,186  $   1,323
    Over three months to six months ....    14,202     14,000        202
    Over six months to nine months .....     2,601      2,550         51
    Over nine months to twelve months ..         -          -          -
    Over twelve months .................         -          -          -
                                         ---------  ---------  ---------
                                         $  22,312  $  20,736  $   1,576
                                         =========  =========  =========

Equity securities:
    Three months or less ............... $  10,309  $   9,279  $   1,030
    Over three months to six months ....     2,262      1,935        327
    Over six months to nine months .....     1,280      1,075        205
    Over nine months to twelve months ..     1,018        712        306
    Over twelve months .................     1,271      1,113        158
                                         ---------  ---------  ---------
                                         $  16,140  $  14,114  $   2,026
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


LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

     The following table reflects the contractual obligations of the Company as of December 31, 2004. Included in the table are the estimated payments that the Company expects to make in the settlement of its loss reserves and with respect to its long-term debt. One of the Company's property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014. Hamilton Mutual Insurance Company, an affiliate of Employers Mutual and a pool participant, leases office facilities for the Cincinnati branch office with lease terms expiring in 2005. Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2013. Employers Mutual also leases computer software under various operating lease agreements expiring through 2005. All lease costs are included as expenses under the pooling agreement after allocation of the portion of these expenses to the subsidiaries that do not participate in the pool. The table reflects the Company's current 23.5 percent aggregate participation in the pooling agreement. As discussed further under the caption "Company Overview," the Company's aggregate participation in the pooling agreement will increase to
30.0 percent effective January 1, 2005.

                                            Payments due by period
                              -----------------------------------------------
                                          Less                         More
                                          than      1-3       4-5      than
                                Total    1 year    years     years    5 years
                              --------  --------  --------  -------  --------
                                              ($ in thousands)
Contractual Obligations
-----------------------
Loss and settlement expense
  reserves (1) .............  $429,677  $171,138  $157,146  $52,971  $ 48,422
Long-term debt (2) .........    36,000         -         -        -    36,000
Real estate operating leases     6,863     1,086     1,977    1,560     2,240
Software operating leases ..       375       375         -        -         -
                              --------  --------  --------  -------  --------
Total ......................  $472,915  $172,599  $159,123  $54,531  $ 86,662
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

(2) Long-term debt reflects the surplus notes issued by the Company's insurance subsidiaries to Employer Mutual, which have no maturity date. Interest on the surplus notes amounts to $1,112,000 annually, and is subject to approval by the issuing company's state of domicile. Excluded from long-term debt are pension and other postretirement benefit obligations.

     Estimated guaranty fund assessments of $1,207,000 and $1,253,000, which are used by states to pay claims of insolvent insurers domiciled in that state, have been accrued as of December 31, 2004 and 2003, respectively. The guaranty fund assessments are expected to be paid over the next two years with premium tax offsets of $1,544,000 expected to be realized within ten years of the payments. Estimated second injury fund assessments of $1,390,000 and $1,109,000, which are designed to encourage employers to employ a worker with a pre-existing disability, have been accrued as of December 31, 2004 and 2003, respectively. The second injury fund assessment accruals are based on projected loss payments. The periods over which the assessments will be paid is not known.

     The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions. The Company's share of loss reserves eliminated by the purchase of these annuities was $700,000 at December 31, 2004. The Company has a contingent liability of

$700,000 should the issuers of these annuities fail to perform under the terms of the annuities. The Company's share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries' policyholders' surplus.


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

     Interest rate risk includes the price sensitivity of a fixed maturity security to changes in interest rates, and the affect on future earnings from short-term investments and maturing long-term investments given a change in interest rates. The following analysis illustrates the sensitivity of the Company's financial instruments to selected changes in market rates and prices. A hypothetical one percent increase in interest rates as of December 31, 2004 would result in a corresponding pre-tax decrease in the fair value of the fixed maturity portfolio of approximately $39,229,000, or 5.6 percent. In addition, a hypothetical one percent decrease in interest rates at December 31, 2004 would result in a corresponding decrease in pre-tax income over the next twelve months of approximately $1,463,000, assuming the current maturity and prepayment patterns. The Company monitors interest rate risk through the analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter term instruments given the results of interest rate simulations and judgments of cash flow needs. The effective duration of the Company's fixed maturity portfolio at December 31, 2004 was 5.19 years.

     The valuation of the Company's marketable equity portfolios is subject to equity price risk. In general, equities have more year-to-year price variability than bonds. However, returns from equity securities have been consistently higher over longer time frames. The Company invests in a diversified portfolio of readily marketable equity securities. A hypothetical 10 percent decrease in the S&P 500 index as of December 31, 2004 would result in a corresponding pre-tax decrease in the fair value of the Company's equity portfolio of approximately $8,980,000.

     The Company invests in high quality fixed maturity securities, thus minimizing credit quality risk. At December 31, 2004, the portfolio of long-term fixed maturity securities consists of 12.2 percent U.S. Treasury, 14.4 percent government agency, 0.5 percent mortgage-backed, 41.1 percent municipal, and 31.8 percent corporate securities. At December 31, 2003, the portfolio of long-term fixed maturity securities consisted of 26.7 percent U.S. Treasury, 13.0 percent government agency, 2.8 percent mortgage-backed,
25.6 percent municipal, and 31.9 percent corporate securities.

     Fixed maturity securities held by the Company generally have an investment quality rating of "A" or better by independent rating agencies. The following table shows the composition of the Company's fixed maturity securities, by rating, as of December 31, 2004.

                                 Securities               Securities
                               held-to-maturity        available-for-sale
                             (at amortized cost)        (at fair value)
                             -------------------       ------------------
($ in thousands)              Amount     Percent        Amount    Percent
                             --------    -------       --------   -------
Rating:
  AAA .....................  $ 29,206      100.0%      $349,176      56.3%
  AA ......................         -          -         90,847      14.7
  A .......................         -          -        134,837      21.7
  BAA .....................         -          -         40,046       6.5
  B .......................         -          -          4,748       0.8
                             --------      -----       --------     -----
    Total fixed maturities   $ 29,206      100.0%      $619,654     100.0%
                             ========      =====       ========     =====

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

    Prepayment risk refers to the changes in prepayment patterns that can shorten or lengthen the expected timing of principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within the portfolio of mortgage-backed securities. The prepayment risk analysis is monitored regularly through the analysis of interest rate simulations. At December 31, 2004, the effective duration of the mortgage-backed securities is 1.7 years with an average life and current yield of 2.8 years and 7.1 percent, respectively. At December 31, 2003, the effective duration of the mortgage-backed securities was 1.6 years with an average life and current yield of 2.4 years and 7.0 percent, respectively.


IMPACT OF INFLATION

     Inflation has a widespread effect on the Company's results of operations, primarily through increased losses and settlement expenses. The Company considers inflation, including social inflation that reflects an increasingly litigious society and increasing jury awards, when setting reserve amounts. Premiums are also affected by inflation, although they are often restricted or delayed by competition and the regulatory rate-setting environment.


NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) "Share-Based Payment," which is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim and annual periods after June 15, 2005, with earlier adoption encouraged. The pro forma disclosures previously allowed under Statement No. 123 will no longer be an alternative to financial statement recognition. The transition methods for adoption include the modified-prospective and modified-retroactive methods. The modified-prospective method requires that compensation expense be recorded for all unvested stock options that exist upon the adoption of Statement 123(R). Under the modified-retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The Company is currently evaluating the requirements of Statement 123(R), but does not expect adoption of this statement to have a material effect on the operating results of the Company.

     In 2003, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on certain disclosures required by EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which was effective for fiscal years ending after December 15, 2003. The Company adopted this EITF in 2003, which only required additional disclosures and did not have any effect on the operating results of the Company. In March of 2004, the EITF reached a consensus on the guidance provided to determine
whether an investment is within the scope of Issue 3-1.    Under EITF Issue
03-1, an investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange and hedging. An impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. This new guidance for determining whether the decline in the fair value of the investment is other-than-temporary was to be effective for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB issued EITF Issue 03-1-1 "Effective Date of Paragraphs 10-20 of EITF Issue 3-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delayed the effective date for the measurement and recognition guidance included in EITF Issue 03-1 until additional implementation guidance is provided. Pending adoption of the final rule, the Company continues to apply existing accounting guidance for determining when a decline in fair value is other-than-temporary.


DEVELOPMENTS IN INSURANCE REGULATION

     The NAIC has taken initial steps toward adopting selected provisions of the Sarbanes-Oxley Act of 2002 into its model audit rule. The provisions most likely to be adopted include the provisions on audit committees and auditor independence, as well as the requirements that insurers include in their annual statutory financial statements a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, a report of management's assessment of the company's internal control over financial reporting, and an attestation report by the external auditor on the assessment. A working group is holding a series of meetings to further study the implications of revising the model audit rule to incorporate the Sarbanes-Oxley Act of 2002 Section 404-type requirements. Adoption of these requirements into the model audit rule is expected to have little consequence to either the Company or the EMC Insurance Companies, as the Company is already subject to the provisions of the Sarbanes-Oxley Act of 2002.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides issuers the opportunity to make cautionary statements regarding forward-looking statements. Accordingly, any forward-looking statement contained in this report is based on management's current beliefs, assumptions and expectations of the Company's future performance, taking into account all information currently available to management. These beliefs, assumptions and expectations can change as the result of many possible events or factors, not all of which are known to management. If a change occurs, the Company's business, financial condition, liquidity, results of operations, plans and objectives may vary materially from those expressed in the forward-looking statements. The risks and uncertainties that may affect the actual results of the Company include, but are not limited to, the following: catastrophic events and the occurrence of significant severe weather conditions; the adequacy of loss and settlement expense reserves; state and federal legislation and regulations; changes in the Company's industry, interest rates or the performance of financial markets and the general economy; rating agency actions and other risks and uncertainties inherent to the Company's business. When the Company uses the words "believe", "expect", "anticipate", "estimate" or similar expressions, the Company intends to identify forward-looking statements. You should not place undue reliance on these forward-looking statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information under the caption "Market Risk" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations", which is included in Part II, Item 7 of this Form 10-K, is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

            Management's Responsibility for Financial Reporting

     The management of EMC Insurance Group Inc. and Subsidiaries is responsible for the preparation, integrity and objectivity of the accompanying financial statements, as well as other financial information in this report. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include amounts that are based on management's estimates and judgments where necessary.

     The Company's financial statements have been audited by Ernst & Young LLP, Independent Registered Public Accounting Firm. Management has made available to Ernst & Young LLP all of the Company's financial records and related data, as well as the minutes of the stockholders' and directors' meetings. Furthermore, management believes that all representations made to Ernst & Young LLP during its audit were valid and appropriate. Their report appears elsewhere in this annual report.

     Management of the Company has established and continues to maintain a system of internal controls that are designed to provide assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The system of internal controls provides for appropriate division of responsibility. Certain aspects of these systems and controls are tested periodically by the Company's internal auditors. Management considers the recommendations of its internal auditors and the independent auditors concerning the Company's internal controls and takes the necessary actions that are cost-effective in the circumstances to respond appropriately to the recommendations presented. Although management is not required to issue an annual report on internal control over financial reporting until December 31, 2005, management believes that as of December 31, 2004, the Company's system of internal controls was adequate to accomplish the above objectives.

     The Audit Committee of the Board of Directors, composed solely of outside directors, met during the year with management and the independent auditors to review and discuss audit findings and other financial and accounting matters. The independent auditors and the internal auditors have free access to the Audit Committee, with and without management present, to discuss the results of their audit work.


/s/ Bruce G. Kelley                      /s/ Mark E. Reese
------------------------                 -------------------------

Bruce G. Kelley                          Mark E. Reese
President and                            Senior Vice President and
Chief Executive Officer                  Chief Financial Officer




Report of Ernst & Young LLP, Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
EMC Insurance Group Inc.

     We have audited the accompanying consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMC Insurance Group Inc. and Subsidiaries at December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.




                                       /s/Ernst & Young LLP
                                       March 11, 2005
                                       Des Moines, Iowa




                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                   --------------------------
                                                       2004          2003
                                                   ------------  ------------
ASSETS
Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized cost
     (fair value $16,908,726 and $21,167,655) .... $ 15,895,607  $ 19,423,013
    Securities available-for-sale, at fair value
     (amortized cost $541,401,950 and
     $382,326,388) ...............................  565,000,931   405,758,798
  Fixed maturity securities on loan:
    Securities held-to-maturity, at amortized cost
      (fair value $13,684,880 and $32,686,769) ...   13,310,264    30,422,335
    Securities available-for-sale, at fair value
      (amortized cost $54,389,046 and
      $117,184,150) ..............................   54,653,472   118,026,960
  Equity securities available-for-sale, at fair
    value (cost $59,589,434 and $38,998,075) .....   78,692,893    49,008,498
  Other long-term investments, at cost ...........    5,550,093     4,758,019
  Short-term investments, at cost ................   46,238,853    63,568,064
                                                   ------------  ------------
      Total investments ..........................  779,342,113   690,965,687

Balances resulting from related party transactions
  with Employers Mutual:
     Reinsurance receivables .....................   26,316,358    21,720,789
     Prepaid reinsurance premiums ................    3,682,676     3,297,228
     Deferred policy acquisition costs ...........   27,940,583    26,737,784
     Intangible asset, pension plan ..............            -     1,016,492
     Pension plan prepaid asset ..................    2,684,463             -
     Other assets ................................    1,877,564     1,857,284

Cash .............................................       61,088   (14,069,102)
Accrued investment income ........................    8,726,292     7,821,652
Accounts receivable (net of allowance for
  uncollectible accounts of $0 and $0) ...........      216,836       379,423
Income taxes recoverable .........................    3,399,485             -
Deferred income taxes ............................    9,504,193    10,345,429
Goodwill, at cost less accumulated amortization
  of $2,616,234 and $2,616,234 ...................      941,586       941,586
Securities lending collateral ....................   70,122,695   154,556,758
                                                   ------------  ------------
       Total assets .............................. $934,815,932  $905,571,010
                                                   ============  ============

See accompanying Notes to Consolidated Financial Statements.


                          CONSOLIDATED BALANCE SHEETS


                                                          December 31,
                                                   --------------------------
                                                       2004          2003
                                                   ------------  ------------
LIABILITIES
Balances resulting from related party transactions
  with Employers Mutual:
      Losses and settlement expenses ............. $429,677,302  $373,782,916
      Unearned premiums ..........................  131,589,365   124,832,607
      Other policyholders' funds .................    2,825,809     1,390,594
      Surplus notes payable ......................   36,000,000    36,000,000
      Indebtedness to related party ..............    6,058,848     2,175,118
      Employee retirement plans ..................    9,764,406     9,965,600
      Other liabilities ..........................   20,304,475    19,336,366

Income taxes payable .............................            -     2,780,500
Securities lending obligation ....................   70,122,695   154,556,758
                                                   ------------  ------------
        Total liabilities ........................  706,342,900   724,820,459
                                                   ------------  ------------
STOCKHOLDERS' EQUITY
Common stock, $1 par value,
  authorized 20,000,000 shares;
  issued and outstanding, 13,568,945 shares
  in 2004 and 11,501,065 shares in 2003 ..........   13,568,945    11,501,065
Additional paid-in capital .......................  103,467,293    69,113,228
Accumulated other comprehensive income ...........   27,928,463    22,285,668
Retained earnings ................................   83,508,331    77,850,590
                                                   ------------  ------------
      Total stockholders' equity .................  228,473,032   180,750,551
                                                   ------------  ------------
      Total liabilities and stockholders' equity   $934,815,932  $905,571,010
                                                   ============  ============

See accompanying Notes to Consolidated Financial Statements.


                         CONSOLIDATED STATEMENTS OF INCOME

All balances presented below, with the exception of investment income, realized investment gains (losses) and income tax expense (benefit), are the result of related party transactions with Employers Mutual.

                                              Year ended December 31,
                                     ----------------------------------------
                                         2004          2003          2002
                                     ------------  ------------  ------------
REVENUES
Premiums earned .................... $345,478,461  $330,622,810  $297,043,033
Investment income, net .............   29,900,203    29,702,461    32,778,133
Realized investment gains (losses)      4,379,314     1,169,698    (3,159,201)
Other income .......................      600,732       862,070       865,819
                                     ------------  ------------  ------------
                                      380,358,710   362,357,039   327,527,784
                                     ------------  ------------  ------------

LOSSES AND EXPENSES
Losses and settlement expenses .....  249,806,210   226,504,550   207,057,856
Dividends to policyholders .........    4,478,169     3,011,433     2,977,154
Amortization of deferred
  policy acquisition costs .........   75,444,837    71,959,232    65,727,016
Other underwriting expenses ........   32,783,686    29,924,942    26,928,972
Interest expense ...................    1,112,400     1,320,266     1,638,716
Other expenses .....................    1,162,411     1,654,320     1,306,034
                                     ------------  ------------  ------------
                                      364,787,713   334,374,743   305,635,748
                                     ------------  ------------  ------------
      Income before income
        tax expense (benefit) ......   15,570,997    27,982,296    21,892,036
                                     ------------  ------------  ------------
INCOME TAX EXPENSE (BENEFIT)
  Current ..........................    4,583,505     8,336,381     5,061,093
  Deferred .........................   (2,197,191)     (703,208)      729,205
                                     ------------  ------------  ------------
                                        2,386,314     7,633,173     5,790,298
                                     ------------  ------------  ------------
      Net income ................... $ 13,184,683  $ 20,349,123  $ 16,101,738
                                     ============  ============  ============
Net income per common share
  - basic and diluted .............. $       1.10  $       1.78  $       1.42
                                     ============  ============  ============
Average number of shares outstanding
  - basic and diluted ..............   11,948,710    11,453,324    11,375,779
                                     ============  ============  ============

See accompanying Notes to Consolidated Financial Statements.


                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                               Year ended December 31,
                                     ----------------------------------------
                                          2004          2003         2002
                                     ------------  ------------  ------------
Net income ......................... $ 13,184,683  $ 20,349,123  $ 16,101,738
                                     ------------  ------------  ------------
OTHER COMPREHENSIVE INCOME
  Unrealized holding gains
    arising during the period,
    before deferred income tax
    expense ........................   13,051,438    13,290,568     7,454,522
  Deferred income tax expense ......    4,568,003     4,651,699     2,609,079
                                     ------------  ------------  ------------
                                        8,483,435     8,638,869     4,845,443
                                     ------------  ------------  ------------

  Reclassification adjustment for
    (gains) losses included in net
    income, before income
    tax expense (benefit) ..........   (4,370,215)   (1,168,918)    3,159,201
  Income tax expense (benefit) .....    1,529,575       409,121    (1,105,720)
                                     ------------  ------------  ------------
                                       (2,840,640)     (759,797)    2,053,481
                                     ------------  ------------  ------------
  Adjustment for minimum liability
    associated with Employers
    Mutual's pension plan ..........            -       289,639      (289,639)
  Deferred income tax expense
    (benefit) ......................            -       101,373      (101,373)
                                     ------------  ------------  ------------
                                                -       188,266      (188,266)
                                     ------------  ------------  ------------
      Other comprehensive income ...    5,642,795     8,067,338     6,710,658
                                     ------------  ------------  ------------
      Total comprehensive income ... $ 18,827,478  $ 28,416,461  $ 22,812,396
                                     ============  ============  ============

See accompanying Notes to Consolidated Financial Statements.


               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               Year ended December 31,
                                       --------------------------------------
                                           2004         2003         2002
                                       ------------ ------------ ------------
COMMON STOCK
  Beginning of year .................. $ 11,501,065 $ 11,399,050 $ 11,329,987
  Issuance of common stock through
    follow-on stock offering .........    2,000,000            -            -
  Issuance of common stock through
    Employers Mutual's stock option
    plans ............................       67,880      102,015       69,063
                                       ------------ ------------ ------------
  End of year ........................   13,568,945   11,501,065   11,399,050
                                       ------------ ------------ ------------
ADDITIONAL PAID-IN CAPITAL
  Beginning of year ..................   69,113,228   67,270,591   66,013,203
  Issuance of common stock through
    follow-on stock offering .........   32,890,085            -            -
  Issuance of common stock through
    Employers Mutual's stock option
    plans ............................    1,463,980    1,842,637    1,257,388
                                       ------------ ------------ ------------
  End of year ........................  103,467,293   69,113,228   67,270,591
                                       ------------ ------------ ------------
ACCUMULATED OTHER COMPREHENSIVE
 INCOME
  Beginning of year ..................   22,285,668   14,218,330    7,507,672
  Unrealized gains on
    available-for-sale securities ....    5,642,795    7,879,072    6,898,924
  Minimum liability associated with
    Employers Mutual's pension plan ..            -      188,266     (188,266)
                                       ------------ ------------ ------------
  End of year ........................   27,928,463   22,285,668   14,218,330
                                       ------------ ------------ ------------
RETAINED EARNINGS
  Beginning of year ..................   77,850,590   64,880,393   55,606,761
  Net income .........................   13,184,683   20,349,123   16,101,738
  Dividends paid to public
    stockholders ($.60 per share in
    2004, 2003 and 2002) .............   (1,941,181)  (1,350,736)  (1,405,064)
  Dividends paid to Employers Mutual
    ($.60 per share in 2004, 2003 and
    2002) ............................   (5,292,178)  (5,522,994)  (5,423,042)
  Dividends paid to Employers Mutual
    (reimbursement for non-GAAP
    expenses) ........................     (293,583)    (505,196)           -
                                       ------------ ------------ ------------
  End of year ........................   83,508,331   77,850,590   64,880,393
                                       ------------ ------------ ------------
    Total stockholders' equity ....... $228,473,032 $180,750,551 $157,768,364
                                       ============ ============ ============

See accompanying Notes to Consolidated Financial Statements.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year ended December 31,
                                        -------------------------------------
                                            2004         2003         2002
                                        -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .......................... $13,184,683  $20,349,123  $16,101,738


  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Balances resulting from related
        party transactions with
        Employers Mutual:
          Losses and settlement
            expenses ..................  55,894,386   42,556,163   16,708,165
          Unearned premiums ...........   6,756,758    9,085,793   16,364,638
          Other policyholders' funds ..   1,435,215      354,972      562,670
          Indebtedness of related party   3,883,730   (1,129,421)     620,121
          Employee retirement plans ...  (2,885,657)     636,114      774,079
          Reinsurance receivables .....  (4,595,569) (10,138,653)   2,919,200
          Prepaid reinsurance premiums     (385,448)    (854,329)    (167,668)
          Commission payable ..........   2,594,243    2,470,516    2,732,425
          Interest payable ............     278,100   (1,003,066)   1,641,205
          Prepaid assets ..............       8,029      (87,676)      27,894

      Deferred policy acquisition costs  (1,202,799)  (1,810,923)  (3,563,333)
      Accrued investment income .......    (904,640)   1,357,903     (520,547)
      Accrued income taxes:
        Current .......................  (6,179,985)   2,994,004     (112,890)
        Deferred ......................  (2,197,191)    (703,208)     729,205
      Realized investment (gains)
        losses ........................  (4,379,314)  (1,169,698)   3,159,201
      Accounts receivable .............     162,587      393,521      308,080
      Other, net ......................    (672,675)    (206,551)  (1,717,779)
                                        -----------  -----------  -----------
                                         47,609,770   42,745,461   40,464,666
                                        -----------  -----------  -----------
            Net cash provided by
              operating activities .... $60,794,453  $63,094,584  $56,566,404
                                        ===========  ===========  ===========


                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                              Year ended December 31,
                                     ----------------------------------------
                                         2004          2003          2002
                                     ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities of fixed maturity
    securities held-to-maturity .... $ 20,635,775  $  5,293,717  $ 11,074,685
  Purchases of fixed maturity
    securities available-for-sale .. (830,263,629) (791,156,969) (229,504,732)
  Disposals of fixed maturity
    securities available-for-sale ..  737,364,629   753,004,136   180,717,143
  Purchases of equity securities
    available-for-sale .............  (52,518,206)  (34,283,972)  (43,930,432)
  Disposals of equity securities
    available-for-sale .............   32,685,028    31,151,627    33,884,190
  Purchase of other long-term
    investments ....................   (3,078,000)   (2,040,000)   (4,057,004)
  Disposals of other long-term
    investments ....................    2,285,926       338,981     1,000,004
  Net sales (purchases) of
    short-term investments .........   17,329,211   (33,917,835)  (11,925,773)
                                     ------------  ------------  ------------
         Net cash used in investing
            activities .............  (75,559,266)  (71,610,315)  (62,741,919)
                                     ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Balances resulting from related
    party transactions with
    Employers Mutual:
      Issuance of common stock
        through Employers Mutual's
        stock option plans .........    1,531,860     1,944,652     1,326,451
      Dividends paid to
        Employers Mutual ...........   (5,292,178)   (5,522,994)   (5,423,042)
      Dividends paid to Employers
        Mutual (reimbursement for
        non-GAAP expense) ..........     (293,583)     (505,196)            -
      Issuance of surplus notes ....            -             -    11,000,000

  Issuance of common stock through
    follow-on stock offering .......   34,890,085             -             -
  Dividends paid to public
    stockholders ...................   (1,941,181)   (1,350,736)   (1,405,064)
                                     ------------  ------------  ------------
         Net cash provided by (used
           in) financing activities    28,895,003    (5,434,274)    5,498,345
                                     ------------  ------------  ------------
Net increase (decrease) in cash ....   14,130,190   (13,950,005)     (677,170)
Cash at beginning of year ..........  (14,069,102)     (119,097)      558,073
                                     ------------  ------------  ------------
Cash at end of year ................ $     61,088  $(14,069,102) $   (119,097)
                                     ============  ============  ============
Income taxes paid .................. $ 10,957,163  $  5,400,010  $  4,755,010
Interest paid ...................... $    884,310  $    615,709  $     19,232

See accompanying Notes to Consolidated Financial Statements



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

     EMC Insurance Group Inc., a 53.7 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Both commercial and personal lines of insurance are written, with a focus on medium-sized commercial accounts. Approximately 38 percent of the premiums written are in Iowa and contiguous states. The term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.

     The Company's subsidiaries include EMCASCO Insurance Company, Illinois EMCASCO Insurance Company, Dakota Fire Insurance Company, Farm and City Insurance Company, EMC Reinsurance Company and EMC Underwriters, LLC.

     The consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP), which differ in some respects from those followed in reports to insurance regulatory authorities. All significant inter-company balances and transactions have been eliminated.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Property and Casualty Insurance and Reinsurance Operations

     Property and casualty insurance premiums are recognized as revenue ratably over the terms of the respective policies. Unearned premiums are calculated on the daily pro rata method. Both domestic and foreign assumed reinsurance premiums are recognized as revenues ratably over the terms of the contract period. Amounts paid as ceded reinsurance premiums are reported as prepaid reinsurance premiums and are amortized over the remaining contract period in proportion to the amount of reinsurance protection provided. Reinsurance reinstatement premiums are recognized in the same period as the loss event that gave rise to the reinstatement premiums.

     Certain costs of acquiring new business, principally commissions, premium taxes and other underwriting expenses that vary with and are directly related to the production of business have been deferred. Such deferred costs are being amortized as premium revenue is recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and settlement expenses and certain other costs expected to be incurred as the premium is earned.

     Certain commercial lines of business, primarily workers' compensation, are eligible for policyholder dividends in accordance with provisions of the underlying insurance policies. Net premiums written subject to policyholder dividends represented approximately 49 percent of the Company's total net premiums written in 2004. Policyholder dividends are accrued over the terms of the underlying policies.

     Liabilities for losses are based upon case-basis estimates of reported losses, estimates of unreported losses based upon prior experience adjusted for current trends, and estimates of losses expected to be paid under assumed reinsurance contracts. Liabilities for settlement expenses are provided by estimating expenses expected to be incurred in settling the claims provided for in the loss reserves. Changes in estimates are reflected in current operating results (see note 4).

     Ceded reinsurance amounts with nonaffiliated reinsurers relating to reinsurance receivables for paid and unpaid losses and settlement expenses and prepaid reinsurance are reported on the balance sheet on a gross basis. Amounts ceded to Employers Mutual relating to the affiliated reinsurance pooling agreement (see note 2) have not been grossed up because the contracts provide that receivables and payables may be offset upon settlement.

     Based on current information, the liabilities for losses and settlement expenses are considered to be adequate. Since the provisions are necessarily based on estimates, the ultimate liability may be more or less than such provisions.

Investments

     Securities classified as held-to-maturity are purchased with the intent and ability to be held to maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the financial statements. All other securities have been classified as securities available-for-sale and are carried at fair value, with unrealized holding gains and losses reported as accumulated other comprehensive income in stockholders' equity, net of deferred income taxes. Other long-term investments represent minor ownership interests in limited partnerships and limited liability companies and are carried at cost. Short-term investments represent money market funds and are carried at cost, which approximates fair value.

     The Company's carrying value for investments is reduced to its estimated realizable value if a decline in the fair value is deemed other-than-temporary. Such reductions in carrying value are recognized as realized losses and are charged to income. Premiums and discounts on debt securities are amortized over the life of the security as an adjustment to yield using the effective interest method. Realized gains and losses on disposition of investments are included in net income. The cost of investments sold is determined on the specific identification method using the highest cost basis first. Included in investments at December 31, 2004 and 2003 are securities on deposit with various regulatory authorities as required by law amounting to $13,000,797 and $12,960,435, respectively.

     The Company participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time. The Company requires initial collateral equal to 102 percent of the market value of the loaned securities. The collateral is invested by the lending agent, in accordance with the Company's guidelines, and generates fee income for the Company that is recognized ratably over the time period the security is on loan. The securities on loan to others are segregated from the other invested assets on the Company's balance sheet. In accordance with relevant accounting literature, the collateral held by the Company is accounted for as a secured borrowing and is recorded as an asset on the Company's balance sheet with a corresponding liability reflecting the Company's obligation to return this collateral upon the return of the loaned securities.

Income Taxes

     Effective April 1, 2003, the Company was included in Employers Mutual's consolidated tax return due to the fact that Employers Mutual attained 80 percent ownership of the Company at the end of March. The Company filed a short-period tax return with its subsidiaries for the period January 1, 2003 through March 31, 2003. During October 2004, Employers Mutual's ownership of the Company fell below 80 percent upon successful completion of the follow-on stock offering. Accordingly, the Company is no longer included in Employers Mutual's consolidated tax return effective October 1, 2004, and the Company will file a short-period tax return for the period October 1, 2004 through December 31, 2004. Consolidated income taxes/benefits are allocated among the entities based upon separate tax liabilities.

     Deferred income taxes are provided for temporary differences between the tax basis of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense provisions increase or decrease in the same period in which a change in tax rates is enacted. A valuation allowance is established to reduce deferred tax assets to their net realizable value if it is "more likely than not" that a tax benefit will not be realized.

Stock Based Compensation

     The Company has no stock based compensation plans of its own; however, Employers Mutual has several stock plans that utilize the common stock of the Company. The Company receives the current fair value for any shares issued under these plans. Under the terms of the pooling and quota share agreements (see note 2), stock option expense is allocated to the Company as determined on a statutory basis of accounting; however, for these GAAP basis financial statements the Company accounts for the stock option plans using the intrinsic value method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB 25, no compensation expense is recognized from the operation of Employers Mutual's stock option plans since the exercise price of the options is equal to the fair value of the stock on the date of grant.

     The Company's insurance subsidiaries reimburse Employers Mutual for their share of the statutory-basis compensation expense associated with stock option exercises under the terms of the pooling and quota share agreements.
Beginning in 2003, the statutory-basis compensation expense that was paid by the Company's subsidiaries to Employers Mutual ($293,583 in 2004 and $505,196 in 2003) was reclassified as a dividend payment to Employers Mutual in these GAAP-basis financial statements. Since the corresponding amount for 2002 was not material, the financial statements for 2002 were not restated.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) SFAS No. 123 (as amended by SFAS No. 148) "Accounting for Stock-Based Compensation" to Employers Mutual's stock option plans:

                                      2004          2003          2002
                                  -----------   -----------   -----------
Net income, as reported ........  $13,184,683   $20,349,123   $16,101,738
Deduct:
  Stock-based employee
  compensation expense
  determined under the
  fair value method for all
  awards, net of related
  tax effects ..................       32,373        25,383        18,992
                                  -----------   -----------   -----------
Pro forma net income ...........  $13,152,310   $20,323,740   $16,082,746
                                  ===========   ===========   ===========
Net income per share:
  Basic and diluted -
    As reported ................        $1.10         $1.78         $1.42
    Pro forma ..................        $1.10         $1.77         $1.41

     The weighted average fair value of options granted amounted to $4.44, $2.93 and $3.28 for 2004, 2003 and 2002, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions used for the grants:

                                            2004      2003      2002
                                          --------  --------  --------
Dividend yield ..........................    2.69%     3.56%     3.28%
Expected volatility .....................    .239      .247      .218
Risk-free interest rate .................    3.12%     2.99%     4.37%
Expected term (years) ...................    5.75      5.35      5.00

     In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," which is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim and annual periods after June 15, 2005, with earlier adoption encouraged. The pro forma disclosures previously allowed under SFAS No. 123 will no longer be an alternative to financial statement recognition. The transition methods for adoption include the modified-prospective and modified-retroactive methods. The modified-prospective method requires that compensation expense be recorded for all unvested stock options that exist upon the adoption of Statement 123(R). Under the modified-retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The Company is currently evaluating the requirements of Statement 123(R), but does not expect adoption of this statement to have a material effect on the financial position or the results of operations of the Company.

Net Income Per Share - Basic and Diluted

     The Company's basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. As previously noted, the Company receives the current fair value for any shares issued under Employers Mutual's stock plans. As a result, the Company had no potential common shares outstanding during 2004, 2003 and 2002 that would have been dilutive to net income per share.

Goodwill

     Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries. Goodwill is not amortized, but is subject to annual impairment testing to determine if the carrying value of the goodwill exceeds the estimated fair value of net assets. If the carrying amount of the subsidiary (including goodwill) exceeds the computed fair value, an impairment loss is recognized through earnings equal to the excess amount, but not greater then the balance of the goodwill. The annual impairment test is completed in the fourth quarter of each year and goodwill was not deemed to be impaired in 2004, 2003 or 2002.

Reclassifications

     Certain amounts previously reported in prior years' consolidated financial statements have been reclassified to conform to current year presentation.


2. AFFILIATION AND TRANSACTIONS WITH AFFILIATES

Property and Casualty Insurance Subsidiaries

     The Company's four property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual are parties to reinsurance pooling agreements with Employers Mutual (collectively the "pooling agreement"). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool. All premiums, losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. The aggregate participation of the Company's property and casualty insurance subsidiaries is
23.5 percent. Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events.

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

     On October 20, 2004, the Company successfully completed a follow-on stock offering and sold 2.0 million new shares of its common stock to the public at a price of $18.75 per share. Employers Mutual participated in the stock offering as a selling shareholder and sold 2.1 million shares of the Company's common stock that it previously owned. As a result of these transactions, Employers Mutual's ownership of the Company was reduced from approximately
80.9 percent to approximately 53.7 percent.

     Net proceeds from the follow-on stock offering totaled $34,890,085. These proceeds were contributed to three of the Company's property and casualty insurance subsidiaries in late December to support a planned 6.5 percentage point increase in the Company's aggregate participation in the pooling agreement effective January 1, 2005. As a result of this change, the Company's aggregate participation in the pooling agreement will increase from the current 23.5 percent to 30.0 percent and Employers Mutual's participation will decrease from the current 65.5 percent to 59.0 percent. In connection with this change in the pooling agreement, the Company's liabilities will increase $115,042,355 and invested assets will increase $108,798,583. The Company will reimburse Employers Mutual $6,518,735 for expenses that were incurred to generate the additional business assumed by the Company, but this expense will be offset by an increase in deferred policy acquisition costs. The Company will also receive $274,963 in interest income from Employers Mutual as the actual cash transfer did not occur until February 15, 2005.

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

     During 2004, the Company's wholly-owned subsidiary, Farm and City Insurance Company, discontinued writing new nonstandard risk automobile insurance business and began instituting non-renewal procedures on all existing business. The effective dates for these actions were determined by the requirements of the six states in which it conducts business and the terms of the individual policies. Farm and City will continue to participate in the pooling agreement even though it will no longer write any direct insurance business. Discontinuance of the nonstandard risk automobile insurance business did not have a material impact on the results of operations of the Company. In 2004, Farm and City's direct premiums written declined to $1,553,000 from $9,849,000 in 2003. Under the terms of the pooling agreement, only 23.5 percent of this decline ($1,950,000) was assumed by the Company.

Reinsurance Subsidiary

     The Company's reinsurance subsidiary assumes a 100 percent quota share portion of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts. This includes all premiums and related losses and settlement expenses of this business, subject to a maximum loss of $1,500,000 per event. The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual; however, the reinsurance subsidiary assumes reinsurance business from the Mutual Reinsurance Bureau pool and this pool provides a very small amount of reinsurance protection to the EMC Insurance Companies. As a result, the reinsurance subsidiary's assumed exposures include a very small portion of the EMC Insurance Companies direct business, after ceded reinsurance protections purchased by the Mutual Reinsurance Bureau pool are applied. In addition, reinsurance subsidiary does not reinsure any "involuntary" facility or pool business that Employers Mutual assumes pursuant to state law. Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

     Premiums assumed by the reinsurance subsidiary from Employers Mutual amounted to $97,637,066, $90,057,773 and $76,203,278 in 2004, 2003 and 2002,
respectively. It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business. Commissions paid by the reinsurance subsidiary to Employers Mutual amounted to $20,621,898, $18,936,008 and $18,117,058 in 2004, 2003 and 2002, respectively.

     The reinsurance subsidiary pays an annual override commission to Employers Mutual in connection with the $1,500,000 cap on losses assumed per event. The override commission rate is charged at 4.50 percent of written premiums. Total override commission paid to Employers Mutual amounted to $4,393,668, $4,052,600 and $3,429,148 in 2004, 2003 and 2002, respectively.
Employers Mutual retained losses and settlement expenses under this agreement totaling $11,277,246 in 2004, $2,747,334 in 2003 and $1,186,598 in 2002. The
reinsurance subsidiary also pays for 100 percent of the outside reinsurance protection Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business, excluding reinstatement premiums. This cost is recorded as a reduction to the premiums received by the reinsurance subsidiary and amounted to $3,626,833, $3,802,878 and $3,247,969 in 2004, 2003 and 2002, respectively.

Services Provided by Employers Mutual

     Employers Mutual provides various services to all of its subsidiaries and affiliates. Such services include data processing, claims, financial, actuarial, auditing, marketing and underwriting. Employers Mutual allocates a portion of the cost of these services to the subsidiaries that do not participate in the pooling agreement based upon a number of criteria, including usage and number of transactions. The remaining costs are charged to the pooling agreement and each pool participant shares in the total cost in accordance with its pool participation percentage. Costs allocated to the Company by Employers Mutual for services provided to the holding company and its subsidiaries that do not participate in the pooling agreement amounted to $2,300,700, $2,097,057 and $1,765,287 in 2004, 2003 and 2002, respectively.
Costs allocated to the Company through the operation of the pooling agreement amounted to $73,305,162, $63,293,517 and $56,897,066 in 2004, 2003 and 2002,
respectively.



    Investment expenses are based on actual expenses incurred by the Company plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted average of total invested assets and number of investment transactions. Investment expenses allocated to the Company by Employers Mutual amounted to $699,807, $699,954 and $559,136 in 2004, 2003 and
2002, respectively.


3. REINSURANCE

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

     As of December 31, 2004, reinsurance ceded to two nonaffiliated reinsurers aggregated $12,495,837, which represents a significant portion of the total prepaid reinsurance premiums and reinsurance receivables for losses and settlement expenses. These amounts reflect the property and casualty insurance subsidiaries' aggregate pool participation percentage of amounts ceded by Employers Mutual to these organizations in connection with its role as "service carrier". Under these arrangements, Employers Mutual writes business for these organizations on a direct basis and then cedes 100 percent of this business to these organizations. Credit risk associated with these amounts is minimal, as all companies participating in these organizations are responsible for the liabilities of such organizations on a pro rata basis.

     In 2004 the Company changed the recording of large no-fault auto claims associated with the Michigan Catastrophic Claims Association (MCCA) and began recording the reserves, which are ceded 100 percent to this association, on a gross basis. The 2003 consolidated balance sheet was restated for comparative purposes. As a result, the 2003 balances for "Reinsurance receivables" and "Losses and settlement expenses" were increased $5,859,035.

     The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three years ended December 31, 2004 is presented below. The 2003 losses and settlement expenses incurred amounts for direct, assumed from affiliates, ceded to non-affiliates and ceded to affiliates amounts incurred have been restated to reflect change in recording claims associated with the MCCA. There was no effect on net losses and settlement expenses incurred.

                                              Year ended December 31,
                                     ----------------------------------------
                                         2004          2003          2002
                                     ------------  ------------  ------------
Premiums written
    Direct ......................... $191,823,068  $220,741,419  $235,596,547
    Assumed from nonaffiliates .....    4,125,092     3,816,789     3,985,370
    Assumed from affiliates ........  366,224,505   351,641,368   320,940,551
    Ceded to nonaffiliates .........  (18,445,768)  (15,808,709)  (11,089,041)
    Ceded to affiliates ............ (191,823,068) (220,741,419) (235,596,547)
                                     ------------  ------------  ------------
      Net premiums written ......... $351,903,829  $339,649,448  $313,836,880
                                     ============  ============  ============
Premiums earned
    Direct ......................... $197,051,604  $221,662,098  $241,939,466
    Assumed from nonaffiliates .....    3,933,665     3,629,346     3,501,616
    Assumed from affiliates ........  359,605,116   341,947,846   304,462,790
    Ceded to nonaffiliates .........  (18,060,320)  (14,954,382)  (10,921,373)
    Ceded to affiliates ............ (197,051,604) (221,662,098) (241,939,466)
                                     ------------  ------------  ------------
      Net premiums earned .......... $345,478,461  $330,622,810  $297,043,033
                                     ============  ============  ============
Losses and settlement expenses
  incurred
    Direct ......................... $132,616,303  $176,461,490  $165,218,514
    Assumed from nonaffiliates .....    2,897,364     3,270,406     2,876,808
    Assumed from affiliates ........  258,134,261   239,682,836   206,614,356
    Ceded to nonaffiliates .........  (11,225,415)  (16,448,692)   (2,433,308)
    Ceded to affiliates ............ (132,616,303) (176,461,490) (165,218,514)
                                     ------------  ------------  ------------
      Net losses and settlement
        expenses incurred .......... $249,806,210  $226,504,550  $207,057,856
                                     ============  ============  ============


4. LIABILITY FOR LOSSES AND SETTLEMENT EXPENSES

     The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the Company. Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements.

                                             Year ended December 31,
                                     ----------------------------------------
                                         2004          2003          2002
                                     ------------  ------------  ------------
Gross reserves at beginning of year  $373,782,916  $331,226,753  $314,518,588

Ceded reserves at beginning of year   (20,666,429)  (10,367,624)  (11,848,597)
                                     ------------  ------------  ------------
Net reserves at beginning of year ..  353,116,487   320,859,129   302,669,991

                                     ------------  ------------  ------------
Incurred losses and
  settlement expenses
  Provision for insured events
    of the current year ............  229,667,776   219,028,236   200,059,798

  Increase in provision for
    insured events of prior years ..   20,138,434     7,476,314     6,998,058
                                     ------------  ------------  ------------
        Total incurred losses and
          settlement expenses ......  249,806,210   226,504,550   207,057,856
                                     ------------  ------------  ------------
Payments
  Losses and settlement expenses
    attributable to insured events
    of the current year ............   83,530,727    86,072,127    81,124,276

  Losses and settlement expenses
    attributable to insured events
    of prior years .................  115,072,988   108,175,065   107,744,442
                                     ------------  ------------  ------------
        Total payments .............  198,603,715   194,247,192   188,868,718
                                     ------------  ------------  ------------


Net reserves at end of year ........  404,318,982   353,116,487   320,859,129

Ceded reserves at end of year ......   25,358,320    20,666,429    10,367,624
                                     ------------  ------------  ------------
Gross reserves at end of year ...... $429,677,302  $373,782,916  $331,226,753
                                     ============  ============  ============

     Underwriting results of the Company are significantly influenced by estimates of loss and settlement expense reserves. Changes in reserve estimates are reflected in operating results in the year such changes are recorded. The property and casualty insurance segment experienced adverse development on prior years' reserves for all three years presented, while the reinsurance segment experienced favorable development in the two most recent years and adverse development in 2002.

2004 Development
----------------
     For the property and casualty insurance segment, the December 31, 2004 estimate of loss and settlement expense reserves for accident years 2003 and prior increased $23,738,375 from the estimate at December 31, 2003. This increase represents 9.4 percent of the December 31, 2003 carried reserves and is attributed to a combination of newly reported claims in excess of carried IBNR reserves ($14,758,000), development on case reserves of previously reported claims ($11,037,000), bulk reserve strengthening ($2,350,000), and settlement expense reserve increases resulting from increases in case reserves ($6,209,000). This adverse development was partially offset by $10,437,000 of reinsurance recoveries associated with the case reserve development and IBNR emergence. Substantial case reserve strengthening performed at the Company's branch offices, primarily in the workers' compensation and other liability lines of business, is the underlying reason for the adverse reserve development that occurred during 2004. The economic factors behind this case reserve strengthening include, most notably, an increase in workers' compensation claim severity, increases in construction defect claim activity, the recent occurrence of several large umbrella claims and increasing legal expenses in the other liability line of business.

     For the reinsurance segment, the December 31, 2004 estimate of loss and settlement expense reserves for accident years 2003 and prior decreased $3,599,941 from the estimate at December 31, 2003. This decrease represents
3.1 percent of the December 31, 2003 carried reserves and is primarily from reported policy year 2003 losses for property, casualty and multi-line classes that were below 2003 implicit projections.

2003 Development
----------------
     For the property and casualty insurance segment, the December 31, 2003 estimate of loss and settlement expense reserves for accident years 2002 and prior increased $9,014,984 from the estimate at December 31, 2002. This increase represents 3.9 percent of the December 31, 2002 carried reserves and is attributed to a combination of bulk reserve strengthening, development on case reserves of previously reported claims and newly reported claims in excess of carried incurred but not reported (IBNR) reserves. Included in the reserve strengthening actions taken during 2003 was an increase of approximately $6,055,000 in formula IBNR reserves, an increase of approximately $3,245,000 in settlement expense reserves and a $3,525,000 bulk reserve established for the workers' compensation line of business. The remaining adverse development of approximately $4,521,000 came from case reserve development and IBNR claim emergence.

     For the reinsurance segment, the December 31, 2003 estimate of loss and settlement expense reserves for accident years 2002 and prior decreased $1,538,670 from the estimate at December 31, 2002. This decrease represents
1.5 percent of the December 31, 2002 carried reserves. This decrease is primarily from the 2002 accident year on the Home Office Reinsurance Assumed Department (HORAD) book of business, which has experienced very low reported loss activity. The favorable development was partially offset by $326,000 of asbestos reserve strengthening.

2002 Development
----------------
     For the property and casualty insurance segment, the December 31, 2002 estimate of loss and settlement expense reserves for accident years 2001 and prior increased $4,645,194 from the estimate at December 31, 2001. This increase represents 2.1% of the December 31, 2001 carried reserves and is primarily attributable to three sources: direct IBNR reserves, involuntary pools and contingent salary plan reserves. With regard to direct IBNR reserves, the methodology utilized to establish these reserves assumes consistency in claims reporting patterns. However, in recent years emerged IBNR losses have increased as a percentage of earned premiums. As a result of these actuarial indications, the Company strengthened direct IBNR reserves by $3,564,000 in 2002, $1,697,000 of which was allocated to accident years 2001 and prior. In addition, the Company established $2,068,705 of additional IBNR asbestos reserves at December 31, 2002 based on the results of a recently completed study of the Company's asbestos exposures, all of which was allocated to accident years 2001 and prior. As previously noted, the Company books the reserves reported by the management of the involuntary pools and in 2002 these bookings resulted in modest upward development of $353,000. Finally, Employers Mutual implemented a contingent salary plan in 2002 and $376,000 of the reserve established for this plan at December 31, 2002 was allocated to settlement expenses for accident years 2001 and prior.

     For the reinsurance segment, the December 31, 2002 estimate of loss and settlement expense reserves for accident years 2001 and prior increased $2,352,864 from the estimate at December 31, 2001. This increase represents 2.6% of the December 31, 2001 carried reserves. Virtually all of the increase arose from the MRB pool, for which the Company books the reserves established and reported by the pool. The carried MRB reserves at December 31, 2001 were above the midpoint of the actuarial range of estimates. However, reported losses and settlement expenses during pool year 2002 exceeded by approximately $1,249,792 the amounts predicted by the actuarial analysis. In addition, management of the MRB pool increased the IBNR reserves for prior years by $345,800. Finally, the losses and settlement expenses reported during January 2002 exceeded by $762,000 the IBNR reserve established at December 31, 2001 to cover the one-month reporting lag.


5. ASBESTOS AND ENVIRONMENTAL RELATED CLAIMS

     The Company has exposure to asbestos and environmental related claims associated with the insurance business written by the parties to the pooling agreement and the reinsurance business assumed from Employers Mutual by the reinsurance subsidiary. These exposures are not considered to be significant. Asbestos and environmental losses paid by the Company have averaged only $244,000 per year over the past five years. During 2002, the Company re-evaluated the estimated ultimate losses for direct asbestos and environmental exposures. Based on this re-evaluation, the Company reallocated $752,000 of bulk IBNR reserves and $324,303 of settlement expense reserves to these exposures. In addition, the Company diligently evaluated the adequacy of its asbestos reserves by commissioning a "ground-up" study to better quantify its exposure to asbestos liabilities. This study concluded that the Company's exposure for direct asbestos claims ranged from $1,000,000 to $5,100,000, with a point estimate of $3,000,000. Based on the results of this study, the Company elected to increase the IBNR and settlement expense reserves carried for direct asbestos exposures by $2,068,705 at December 31, 2002, to $2,985,402. The study's results for asbestos exposures on assumed reinsurance business were received during 2003, and the Company elected to increase its IBNR reserves carried for assumed asbestos exposures by $326,000 to the study's point estimate. The study and its results assume no improvement in the current asbestos litigation environment; however, continued efforts for federal legislation could reduce the ultimate loss projections for asbestos litigation below the levels currently projected for the industry. Reserves for asbestos and environmental related claims for direct insurance and assumed reinsurance business totaled $5,459,912 and $5,584,196 at December 31, 2004 and 2003, respectively.

     At present, the Company is defending approximately 500 asbestos bodily injury lawsuits. Most of these defenses are subject to express reservation of rights based upon the lack of an injury within the Company's policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury. During 2003, as a direct result of proposed federal legislation in the areas of asbestos and class action reform, the Company was presented with several hundred additional lawsuits filed against three former policyholders representing approximately 40,500 claims related to exposure to asbestos or asbestos containing products. These claims are based upon nonspecific asbestos exposure and nonspecific injuries. As a result, management did not establish a significant amount of loss reserves associated with these claims. The Company has denied coverage to one of the former policyholders, representing approximately 10,000 claims, because of express asbestos exclusion language contained in the policy. Minimal expense payments have been made to date on the lawsuits related to the other two former policyholders and no payments have been made for either defense or indemnity. Defense costs, on the other hand, have typically increased due to the increased number of parties involved in the litigation and the length of time required to obtain a favorable judgment. Whenever possible, the Company has participated in cost sharing agreements with other insurance companies to reduce overall asbestos claim expenses.

     Estimating loss and settlement expense reserves for asbestos and environmental claims is very difficult due to the many uncertainties surrounding these types of claims. These uncertainties exist because the assignment of responsibility varies widely by state and claims often emerge long after the policy has expired, which makes assignment of damages to the appropriate party and to the time period covered by a particular policy difficult. In establishing reserves for these types of claims, management monitors the relevant facts concerning each claim, the current status of the legal environment, social and political conditions, and claim history and trends within the Company and the industry.


6. STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS

     The Company's insurance subsidiaries are required to file financial statements with state regulatory authorities. The accounting principles used to prepare these statutory financial statements follow prescribed or permitted accounting practices that differ from GAAP. Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile as well as a variety of publications and manuals of the National Association of Insurance Commissioners (NAIC). Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile. The Company's insurance subsidiaries had no permitted accounting practices during 2004, 2003 and 2002.

     Statutory surplus of the Company's insurance subsidiaries was $216,868,207 and $170,232,871 at December 31, 2004 and 2003, respectively.
Statutory net income of the Company's insurance subsidiaries was $11,878,844, $16,700,374 and $13,729,028 for 2004, 2003 and 2002, respectively.

     The NAIC utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty. This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 2004, the Company's insurance subsidiaries had total adjusted statutory capital of $216,868,207, which is well in excess of the minimum risk-based capital requirement of $43,484,541.

     Retained earnings of the Company's insurance subsidiaries available for distribution as dividends are limited by law to the statutory unassigned surplus of each of the subsidiaries as of the previous December 31, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the state of domicile of each subsidiary. Subject to this limitation, the maximum dividend that may be paid within a 12 month period without prior approval of the insurance regulatory authorities is restricted to the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis. At December 31, 2004, $32,232,101 was available for distribution to the Company in 2005 without prior approval.


7. SEGMENT INFORMATION

     The Company's operations consist of a property and casualty insurance segment and a reinsurance segment. The property and casualty insurance segment writes both commercial and personal lines of insurance, with a focus on medium sized commercial accounts. The reinsurance segment provides reinsurance for other insurers and reinsurers. The segments are managed separately due to differences in the insurance products sold and the business environment in which they operate. The accounting policies of the segments are described in note 1, Summary of Significant Accounting Policies.

     Summarized financial information for the Company's segments is as follows:

                          Property
Year ended              and casualty                 Parent
December 31, 2004         insurance   Reinsurance   company     Consolidated
-----------------       ------------ ------------ ------------ --------------
Premiums earned ....... $250,034,561 $ 95,443,900 $          - $  345,478,461

Underwriting gain
  (loss) ..............  (32,261,993)  15,227,552            -    (17,034,441)
Net investment income     20,236,342    9,498,925      164,936     29,900,203
Realized gains ........    3,270,862    1,108,452            -      4,379,314
Interest expense ......      772,500      339,900            -      1,112,400
Other income ..........      600,732            -            -        600,732
Other expenses ........      495,783            -      666,628      1,162,411
                        ------------ ------------ ------------ --------------
  Income (loss) before
    income tax expense
    (benefit) ......... $ (9,422,340)$ 25,495,029 $   (501,692)$   15,570,997
                        ============ ============ ============ ==============

Assets ................ $691,745,896 $242,694,389 $228,686,424 $1,163,126,709
Eliminations ..........            -            - (223,101,504)  (223,101,504)
Reclassifications .....      (62,040)  (5,147,233)           -     (5,209,273)
                        ------------ ------------ ------------ --------------
     Net assets ....... $691,683,856 $237,547,156 $  5,584,920 $  934,815,932
                        ============ ============ ============ ==============


                          Property
Year ended              and casualty                 Parent
December 31, 2003         insurance   Reinsurance   company     Consolidated
-----------------       ------------ ------------ ------------ -------------
Premiums earned ....... $241,237,313 $ 89,385,497 $          - $  330,622,810

Underwriting gain
  (loss) ..............   (7,493,703)   6,716,356            -       (777,347)
Net investment income     20,724,017    8,948,076       30,368     29,702,461
Realized gains (losses)    1,312,252     (142,554)           -      1,169,698
Interest expense ......     (919,362)    (400,904)           -     (1,320,266)
Other income ..........      862,070            -            -        862,070
Other expenses ........   (1,044,757)           -     (609,563)    (1,654,320)
                        ------------ ------------ ------------ --------------
  Income (loss) before
    income tax expense
    (benefit) ......... $ 13,440,517 $ 15,120,974 $   (579,195)$   27,982,296
                        ============ ============ ============ ==============

Assets ................ $639,366,058 $256,579,831 $180,961,286 $1,076,907,175
Eliminations ..........            -            - (176,087,397)  (176,087,397)
Reclassifications .....     (896,043)           -     (211,760)    (1,107,803)
                        ------------ ------------ ------------ --------------
     Net assets ....... $638,470,015 $256,579,831 $  4,662,129 $  899,711,975
                        ============ ============ ============ ==============


                            Property
Year ended                and casualty                 Parent
December 31, 2002           insurance   Reinsurance   company    Consolidated
-----------------         ------------ ------------ ------------ ------------
Premiums earned ......... $225,013,076 $ 72,029,957 $          - $297,043,033

Underwriting loss .......   (3,621,656)  (2,026,309)           -   (5,647,965)
Net investment income ...   23,517,163    9,147,127      113,843   32,778,133
Realized gains (losses)     (2,154,246)  (1,010,268)       5,313   (3,159,201)
Interest expense ........   (1,345,153)    (293,563)           -   (1,638,716)
Other income ............      865,819            -            -      865,819
Other expenses ..........     (869,346)           -     (436,688)  (1,306,034)
                          ------------ ------------ ------------ ------------
  Income (loss) before
    income tax expense
    (benefit) ........... $ 16,392,581 $  5,816,987 $   (317,532)$ 21,892,036
                          ============ ============ ============ ============


8. INVESTMENTS

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

     The amortized cost and estimated fair value of securities held-to-maturity and available-for-sale as of December 31, 2004 and 2003 are as follows. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services.

                                            Gross       Gross      Estimated
                              Amortized   unrealized  unrealized      fair
                                cost        gains       losses       value
                             ------------ ----------- ----------- ------------
December 31, 2004
-----------------
Securities held-to-maturity:
  Fixed maturity securities:
    U.S. treasury securities
      and obligations of
      U.S. government
      corporations and
      agencies ............. $ 28,037,203 $ 1,279,346 $         - $ 29,316,549
    Mortgage-backed
      securities ...........    1,168,668     108,389           -    1,277,057
                             ------------ ----------- ----------- ------------
        Total securities
          held-to-maturity   $ 29,205,871 $ 1,387,735 $         - $ 30,593,606
                             ============ =========== =========== ============
Securities available-for-
 sale:
  Fixed maturity securities:
    U.S. treasury securities
      and obligations of
      U.S. government
      corporations and
      agencies ............. $137,273,717 $   413,027 $  (148,047)$137,538,697
    Obligations of states
      and political
      subdivisions .........  257,483,428  10,329,065    (136,682) 267,675,811
    Mortgage-backed
      securities ...........   11,136,193     714,925           -   11,851,118
    Public utilities .......    8,686,436   1,181,467           -    9,867,903
    Debt securities issued
      by foreign governments    7,177,870     321,329           -    7,499,199
    Corporate securities ...  174,033,352  11,225,843     (37,520) 185,221,675
                             ------------ ----------- ----------- ------------
        Total fixed maturity
          securities .......  595,790,996  24,185,656    (322,249) 619,654,403
                             ------------ ----------- ----------- ------------
  Equity securities:
    Common stocks ..........   59,089,434  19,195,320    (120,861)  78,163,893
    Non-redeemable
      preferred stocks .....      500,000      29,000           -      529,000
                             ------------ ----------- ----------- ------------
        Total equity
          securities .......   59,589,434  19,224,320    (120,861)  78,692,893
                             ------------ ----------- ----------- ------------
        Total securities
          available-for-sale $655,380,430 $43,409,976 $  (443,110)$698,347,296
                             ============ =========== =========== ============


                                            Gross       Gross      Estimated
                              Amortized   unrealized  unrealized      fair
                                cost        gains       losses       value
                             ------------ ----------- ----------- ------------
December 31, 2003
-----------------
Securities held-to-maturity:
  Fixed maturity securities:
    U.S. treasury securities
      and obligations of
      U.S. government
      corporations and
      agencies ............. $ 47,547,267 $ 3,780,331 $         - $ 51,327,598
    Mortgage-backed
      securities ...........    2,298,081     228,745           -    2,526,826
                             ------------ ----------- ----------- ------------
        Total securities
          held-to-maturity   $ 49,845,348 $ 4,009,076 $         - $ 53,854,424
                             ============ =========== =========== ============
Securities available-for-
 sale:
  Fixed maturity securities:
    U.S. treasury securities
      and obligations of
      U.S. government
      corporations and
      agencies ............. $170,445,955 $   703,239 $         - $171,149,194
    Obligations of states
      and political
      subdivisions .........  140,694,351   6,381,069    (300,188) 146,775,232
    Mortgage-backed
      securities ...........   19,311,455   1,967,145           -   21,278,600
    Public utilities .......   20,171,434   1,714,421     (86,518)  21,799,337
    Corporate securities ...  148,887,343  14,194,708    (298,656) 162,783,395
                             ------------ ----------- ----------- ------------
        Total fixed maturity
          securities .......  499,510,538  24,960,582    (685,362) 523,785,758
                             ------------ ----------- ----------- ------------
  Equity securities:
    Common stocks ..........   38,498,075  10,188,751    (206,828)  48,479,998
    Non-redeemable
      preferred stocks .....      500,000      28,500           -      528,500
                             ------------ ----------- ----------- ------------
        Total equity
          securities .......   38,998,075  10,217,251    (206,828)  49,008,498
                             ------------ ----------- ----------- ------------
        Total securities
          available-for-sale $538,508,613 $35,177,833 $  (892,190)$572,794,256
                             ============ =========== =========== ============

     In 2003, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on certain disclosures required by EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which was effective for fiscal years ending after December 15, 2003. The Company adopted this EITF in 2003, which only required additional disclosures and did not have any effect on the results of operations of the Company. In March of 2004, the EITF reached a consensus on the guidance provided to
determine whether an investment is within the scope of Issue 03-1.    Under
EITF Issue 03-1 an investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange and hedging. An impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. This new guidance for determining whether the decline in the fair value of the investment is other-than-temporary was to be effective for reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB issued EITF Issue 03-1-1 "Effective Date of Paragraphs 10-20 of EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which delayed the effective date for the measurement and recognition guidance included in EITF Issue 03-1 until additional implementation guidance is provided. Pending adoption of the final rule, the Company continues to apply existing accounting guidance for determining when a decline in fair value is other-than-temporary.

     The following table sets forth the estimated fair value and unrealized losses of securities in an unrealized loss position as of December 31, 2004, listed by length of time the securities have been in an unrealized loss position.
                   Less than twelve    Twelve months or
                        months             or longer            Total
                -------------------- ------------------- --------------------
Description of     Fair   Unrealized   Fair   Unrealized   Fair    Unrealized
  securities       value    losses     value    losses     value     losses
--------------- -------------------- ------------------- --------------------
U.S. Treasury
  securities
  and
  obligations
  of U.S.
  government
  corporations
  and agencies  $35,342,656 $148,047 $        - $      - $35,342,656 $148,047
Obligations of
  states and
  political
  subdivisions   11,962,755   35,038  7,241,675  101,644  19,204,430  136,682
Corporate
  Securities      1,587,243   13,245    821,546   24,275   2,408,789   37,520
                ----------- -------- ---------- -------- ----------- --------
Subtotal, debt
  securities     48,892,654  196,330  8,063,221  125,919  56,955,875  322,249
                ----------- -------- ---------- -------- ----------- --------
Common stocks     7,394,774  120,861          -        -   7,394,774  120,861
                ----------- -------- ---------- -------- ----------- --------
Total
  temporarily
  impaired
  securities    $56,287,428 $317,191 $8,063,221 $125,919 $64,350,649 $443,110
                =========== ======== ========== ======== =========== ========

     The Company uses several factors to determine whether the carrying value of an individual security has been other-than-temporarily impaired. Such factors include, but are not limited to, the security's value and performance in the context of the overall markets, length of time and extent the security's fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. Based on these factors, and the Company's ability and intent to hold the fixed maturity securities until maturity, it was determined that the carrying value of these securities was not other-than-temporarily impaired at December 31, 2004.

     The amortized cost and estimated fair value of fixed maturity securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                               Estimated
                                                Amortized         fair
                                                  cost            value
                                              ------------    ------------
Securities held-to-maturity:
  Due in one year or less ................... $  8,999,646    $  9,059,063
  Due after one year through five years .....   18,041,555      19,180,894
  Due after five years through ten years ....      996,003       1,076,592
  Due after ten years .......................            -               -
  Mortgage-backed securities ................    1,168,667       1,277,057
                                              ------------    ------------
      Totals ................................ $ 29,205,871    $ 30,593,606
                                              ============    ============
Securities available-for-sale:
  Due in one year or less ................... $ 90,137,120    $ 90,176,150
  Due after one year through five years .....   52,831,899      56,265,211
  Due after five years through ten years ....  118,069,601     125,200,014
  Due after ten years .......................  323,616,183     336,161,910
  Mortgage-backed securities ................   11,136,193      11,851,118
                                              ------------    ------------
      Totals ................................ $595,790,996    $619,654,403
                                              ============    ============

     The mortgage-backed securities shown in the above table include $3,405,529 of securities issued by government corporations and agencies. Investment yields may vary from those anticipated due to changes in prepayment patterns of the underlying collateral.

     A summary of realized investment gains and losses is as follows:

                                               Year ended December 31,
                                       -------------------------------------
                                           2004         2003         2002
                                       -----------  -----------  -----------
Fixed maturity securities
  held-to-maturity: (1)
    Gross realized investment gains .. $     9,099  $       781  $         -
    Gross realized investment losses             -            -            -

Fixed maturity securities
  available-for-sale: (2)
    Gross realized investment gains ..   5,188,496    8,624,525      960,705
    Gross realized investment losses    (1,576,462)  (4,877,307)  (3,831,374)

Equity securities
  available-for-sale: (3)
    Gross realized investment gains ..   2,784,039    2,885,412    4,654,622
    Gross realized investment losses    (2,025,858)  (5,463,713)  (4,943,154)
                                       -----------  -----------  -----------
      Totals ......................... $ 4,379,314  $ 1,169,698  $(3,159,201)
                                       ===========  ===========  ===========

     (1) Investment gains realized on fixed maturity securities held-to-maturity are the result of calls and prepayments.

     (2) Investment losses realized on fixed maturity securities available-for-sale for the year ended December 31, 2004 and 2002 include other-than-temporary impairment write-downs totaling $1,323,475 and $3,821,466, respectively.

     (3) Investment losses realized on equity securities for the year ended December 31, 2003 include other-than-temporary impairment write-downs totaling $1,566,985. All of the impaired equity securities were sold during 2003, generating gross realized gains of $619,069 and gross realized losses of $47,558.

     A summary of net investment income is as follows:

                                               Year ended December 31,
                                        -------------------------------------
                                            2004         2003         2002
                                        -----------  -----------  -----------
Interest on fixed maturities .......... $28,305,693  $29,027,370  $31,909,946
Dividends on equity securities ........     827,112      587,723      605,079
Interest on short-term investments ....     985,105      440,902      690,046
Interest on long-term investments .....     518,793      371,340      103,763
Fees from securities lending ..........     104,953       92,671      120,489
                                        -----------  -----------  -----------
    Total investment income ...........  30,741,656   30,520,006   33,429,323
Investment expenses ...................    (841,453)    (817,545)    (651,190)
                                        -----------  -----------  -----------
    Net investment income ............. $29,900,203  $29,702,461  $32,778,133
                                        ===========  ===========  ===========

     A summary of net changes in unrealized holding gains (losses) on securities available-for-sale is as follows:

                                              Year ended December 31,
                                     ----------------------------------------
                                         2004          2003          2002
                                     ------------  ------------  ------------
Fixed maturity securities .........  $   (411,813) $ (1,735,818) $ 19,097,214
Applicable deferred income tax
  expense (benefit) ...............      (144,134)     (607,536)    6,684,025
                                     ------------  ------------  ------------
    Total fixed maturity securities      (267,679)   (1,128,282)   12,413,189
                                     ------------  ------------  ------------
Equity securities .................     9,093,037    13,857,468    (8,483,491)
Applicable deferred income tax
  expense (benefit) ...............     3,182,563     4,850,114    (2,969,226)
                                     ------------  ------------  ------------
    Total equity securities .......     5,910,474     9,007,354    (5,514,265)
                                     ------------  ------------  ------------
    Total available-for-sale

      securities ..................  $  5,642,795  $  7,879,072  $  6,898,924
                                     ============  ============  ============

9. INCOME TAXES

     Temporary differences between the consolidated financial statement carrying amount and tax basis of assets and liabilities that give rise to significant portions of the deferred income tax asset at December 31, 2004 and 2003 are as follows:
                                                     Year ended December 31,
                                                    -------------------------
                                                       2004          2003
                                                    -----------   -----------
Loss reserve discounting .......................... $18,864,562   $17,036,591
Unearned premium reserve limitation ...............   9,037,165     8,592,924
Postretirement benefits ...........................   3,007,951     2,671,261
Other policyholders' funds payable ................     989,033       486,708
Net operating loss carry forward ..................   2,427,675             -
Minimum tax credits ...............................     954,953       954,954
Other-than-temporary impairment losses on
  investments .....................................           -     1,337,513
Other, net ........................................   1,135,774     1,311,318
                                                    -----------   -----------
      Total deferred income tax asset .............  36,417,113    32,391,269
                                                    -----------   -----------
Deferred policy acquisition costs .................  (9,779,204)   (9,358,224)
Net unrealized holding gains ...................... (15,038,403)  (11,999,975)
Other, net ........................................  (2,095,313)     (687,641)
                                                    -----------   -----------
      Total deferred income tax liability ......... (26,912,920)  (22,045,840)
                                                    -----------   -----------
        Net deferred income tax asset ............. $ 9,504,193   $10,345,429
                                                    ===========   ===========

     At December 31, 2004, the Company has $6,936,214 of net operating loss carry forwards which will expire, if unused, in 2024.

     Based upon anticipated future taxable income and consideration of all other available evidence, management believes that it is "more likely than not" that the Company's net deferred income tax asset will be realized.

     The actual income tax expense for the years ended December 31, 2004, 2003 and 2002 differed from the "expected" tax expense for those years (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

                                                Year ended December 31,
                                        -------------------------------------
                                            2004         2003         2002
                                        -----------  -----------  -----------
Computed "expected" tax expense ....... $ 5,449,848  $ 9,793,804  $ 7,662,213
Increases (decreases) in
  tax resulting from:
    Tax-exempt interest income ........  (3,430,616)  (2,079,465)  (1,441,502)
    Pro-ration of tax-exempt interest
      and dividends received deduction      544,317      334,243      163,770
    Other, net ........................    (177,235)    (415,409)    (594,183)
                                        -----------  -----------  -----------
      Income tax expense .............. $ 2,386,314  $ 7,633,173  $ 5,790,298
                                        ===========  ===========  ===========


     Comprehensive income tax expense included in the consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                               Year ended December 31,
                                        -------------------------------------
                                           2004         2003         2002
                                        -----------  -----------  -----------
Income tax expense on:
  Operations .......................... $ 2,386,314  $ 7,633,173  $ 5,790,298
  Unrealized holding gains on
    revaluation of securities
    available-for-sale ................   3,038,428    4,242,578    3,714,799
  Minimum pension liability ...........           -      101,373     (101,373)
                                        -----------  -----------  -----------
      Comprehensive income tax expense  $ 5,424,742  $11,977,124  $ 9,403,724
                                        ===========  ===========  ===========


10. SURPLUS NOTES

     On December 28, 2001, three of the Company's property and casualty insurance subsidiaries issued surplus notes totaling $25,000,000 to Employers Mutual at an annual interest rate of 5.38 percent. On June 27, 2002, the Company's reinsurance subsidiary issued an $11,000,000 surplus note to Employers Mutual at an annual interest rate of 5.25 percent. These surplus notes do not have a maturity date. Effective April 1, 2003, the surplus notes were reissued at an annual interest rate of 3.09 percent. Payment of interest and repayment of principal can only be repaid out of the subsidiary's statutory surplus earnings and is subject to approval by the issuing company's state of domicile. The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the subsidiaries. Interest expense on surplus notes amounted to $1,112,400 for 2004, $1,320,266 for 2003 and $1,638,716 for 2002.


11. EMPLOYEE RETIREMENT PLANS

     Employers Mutual has various employee benefit plans, including a defined benefit retirement plan (pension) and two postretirement benefit plans. Although the Company has no employees of its own, under the terms of the pooling agreement and the allocation of costs to the subsidiaries that do not participate in the pooling agreement (see note 2) the Company is responsible for its share of Employers Mutual's benefit plan expenses and related benefit plan prepaid assets and liabilities. Accordingly, the Company's consolidated balance sheets reflect the Company's share of the total plans' assets and liabilities.

     Employers Mutual's pension plan covers substantially all of its employees. The plan is funded by employer contributions and provides benefits under two different formulas, depending on an employee's age and date of service. Benefits generally vest after five years of service. It is Employers Mutual's policy to fund pension costs according to regulations provided under the Internal Revenue Code.

     Employers Mutual also offers postretirement benefit plans, which provide certain health care and life insurance benefits for retired employees. Substantially all of its employees may become eligible for those benefits if they reach normal retirement age and have attained the required length of service while working for Employers Mutual or its subsidiaries. The health care postretirement plan requires contributions from participants and contains certain cost sharing provisions such as coinsurance and deductibles. The life insurance plan is noncontributory. The benefits provided under both plans are subject to change.

     Employers Mutual maintains two Voluntary Employee Beneficiary Association
(VEBA) trusts, which accumulate funds for the payment of postretirement health care and life insurance benefits. Contributions to the VEBA trusts are used to fund the accumulated postretirement benefit obligation, as well as pay current year benefits.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. In January 2004, the Financial Accounting Standards Board (FASB) issued Staff Position FAS No. 106-1 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which permitted a sponsor of a postretirement health care plan that provides prescription drug benefits to make a one-time election to defer accounting for the effects of the Act. In May 2004, the FASB issued Staff Position FAS No. 106-2 which superseded FAS 106-1 and was effective for interim and annual periods beginning after June 15, 2004. FAS No. 106-2 provides accounting guidance and disclosure requirements for the prescription drug subsidy established under the Act.

     The Company concluded that the accounting guidance provided by FAS 106-2 was applicable since the prescription drug benefit provided under Employers Mutual's postretirement benefit plan is actuarially equivalent to Medicare Part D. The expected subsidy reduced Employers Mutual's share of the cost of the underlying postretirement prescription drug coverage. The Company elected the retroactive method of transition to the date of the enactment of the Act.

      The effect of the subsidy on the measurement of Employers Mutual's postretirement benefit plan resulted in a decrease in the accumulated projected benefit obligation of $9,899,120 and the net periodic postretirement benefit cost for 2004 was reduced by $1,536,635. The components of the reduction in the net periodic postretirement benefit cost for 2004 are as follows:

Postretirement benefit plans:
  Service cost ........................  $  580,952
  Interest cost .......................     494,956
  Expected return on plan assets ......           -
  Amortization of net loss ............     460,727
                                         ----------
    Total reduction in net periodic
      postretirement benefit cost .....  $1,536,635
                                         ==========

     Adoption of FAS 106-2 resulted in a $344,235 reduction in the Company's share of the net periodic postretirement benefit cost for the year ended December 31, 2004.

     The following table sets forth the funded status of the Employers Mutual pension plan and postretirement benefit plans as of December 31, 2004 and 2003, based upon a measurement date of November 1, 2004 and 2003, respectively:

                                                       Postretirement
                              Pension plan               benefit plans
                       --------------------------  --------------------------
                           2004          2003          2004          2003
                       ------------  ------------  ------------  ------------
Change in projected
  benefit obligation:
Benefit obligation at
  beginning of year ...$120,616,776  $111,790,069  $ 72,787,471  $ 66,309,000
Service cost ..........   6,818,518     6,161,019     3,995,559     4,401,000
Interest cost .........   7,020,887     6,992,656     3,819,081     4,263,000
Actuarial (gain) loss     4,929,150     5,316,003   (10,254,086)   (5,157,878)
Benefits paid .........  (5,223,965)   (9,642,971)   (1,402,273)   (1,481,498)
Acquisition ...........           -             -             -     4,453,847
                       ------------  ------------  ------------  ------------
    Projected benefit
      obligation at end
      of year ......... 134,161,366   120,616,776    68,945,752    72,787,471
                       ------------  ------------  ------------  ------------

Change in plan assets:
Fair value of plan
  assets at beginning
  of year .............  93,676,748    82,198,366    15,974,241    12,737,000
Actual return on plan
  assets ..............   9,897,006    11,252,353     1,047,459       418,739
Employer contributions   21,600,000     9,869,000     3,835,000     4,300,000
Benefits paid .........  (5,223,965)   (9,642,971)   (1,402,273)   (1,481,498)
                       ------------  ------------  ------------  ------------
    Fair value of plan
      assets at end
      of year ......... 119,949,789    93,676,748    19,454,427    15,974,241
                       ------------  ------------  ------------  ------------

Funded status ......... (14,211,577)  (26,940,028)  (49,491,325)  (56,813,230)
Unrecognized net
  actuarial loss ......  22,513,895    21,576,909     5,056,132    15,587,383
Unrecognized prior
  service costs .......   3,343,641     4,109,466             -             -
Employer contributions            -             -       610,000       500,000
                       ------------  ------------  ------------  ------------
    Net amount
      recognized ......$ 11,645,959  $ (1,253,653) $(43,825,193) $(40,725,847)
                       ============  ============  ============  ============
Amounts recognized in
  EMC Insurance
  Companies balance
  sheets consist of:
    Accrued benefit
      liability .......$          -  $ (4,831,428) $(43,825,193) $(40,725,847)
    Prepaid pension
      asset ...........  11,645,959             -             -             -
    Intangible asset ..           -     3,577,775             -             -
                       ------------  ------------  ------------  ------------
        Net amount
          recognized ..$ 11,645,959  $ (1,253,653) $(43,825,193) $(40,725,847)
                       ============  ============  ============  ============

     The accumulated benefit obligation for the pension plan amounted to $109,635,159 and $98,508,176 for the years ended December 31, 2004 and 2003, respectively.

     During 2003, Employers Modern Life Company (EML), an affiliate of Employers Mutual, acquired National Travelers Life Company (NTL) and the company's name was changed to EMC National Life Company (EMCNL). EML participated in Employers Mutual's pension plan and postretirement benefit plans. As a result of the acquisition, EML pension plan participants were "spun-off" into a separate EMCNL pension plan. A payment of $2,567,367 was made from Employers Mutual's plan assets to the EMCNL pension plan, which is reflected as a benefit payment. The corresponding reduction in the benefit obligation is reflected as an actuarial gain of the plan. The employees and retirees of NTL were also granted benefits under the Employers Mutual postretirement benefit plans. As a result, an additional liability of $4,453,847 was recognized by the plans. EMCNL is responsible for the entire additional liability.

     The components of net periodic benefit cost for the Employers Mutual pension plan and postretirement benefit plans is as follows:

                                                Year ended December 31,
                                        -------------------------------------
                                            2004         2003         2002
                                        -----------  -----------  -----------
Pension plan:
   Service cost ....................... $ 6,818,518  $ 6,161,019  $ 5,299,831
   Interest cost ......................   7,020,887    6,992,656    6,576,584
   Expected return on plan assets .....  (6,760,528)  (6,516,913)  (6,744,907)
   Recognized net actuarial loss ......     855,686      967,226            -
   Amortization of prior service costs      765,825      789,648      784,219
                                        -----------  -----------  -----------
        Net periodic pension benefit
           cost ....................... $ 8,700,388  $ 8,393,636  $ 5,915,727
                                        ===========  ===========  ===========
Postretirement benefit plans:
   Service cost ....................... $ 3,995,555  $ 4,401,000  $ 2,964,000
   Interest cost ......................   3,819,081    4,263,000    3,223,000
   Expected return on assets ..........    (900,883)    (737,000)    (518,000)
   Amortization of net loss ...........     130,593    1,011,000      150,000
   Amortization of prior service costs            -            -      535,000
                                        -----------  -----------  -----------
      Net periodic postretirement
         benefit cost ................. $ 7,044,346  $ 8,938,000  $ 6,354,000
                                        ===========  ===========  ===========

     The weighted average assumptions used to measure the benefit obligations are as follows:

                                         Year ended December 31,
                                         -----------------------
                                            2004         2003
                                         ----------   ----------
Pension plan:
   Discount rate ......................     6.00%        6.00%
   Rate of compensation increase .....      4.81%        4.82%

Postretirement benefit plans:
   Discount rate ......................     6.00%        6.00%

     The weighted average assumptions used to measure the net periodic benefit cost are as follows:

                                                Year ended December 31,
                                          ----------------------------------
                                            2004         2003         2002
                                          --------     --------     --------
Pension plan:
   Discount rate ......................     6.00%        6.50%        7.00%
   Expected long-term rate of return on
     plan assets ........................   7.50%        8.00%        8.50%
   Rate of compensation increase .....      4.82%        5.93%        5.96%

Postretirement benefit plans:
   Discount rate ......................     6.00%        6.50%        7.00%
   Expected long-term rate of return on
      plan assets .......................   5.00%        5.00%        6.00%

     The expected long-term rates of return on plan assets were developed considering actual historical results, current and expected market conditions, plan asset mix and management's investment strategy.

     The assumed weighted average annual rate of increase in the per capita cost of covered health care benefits (i.e. the health care cost trend rate) for 2004 is 10 percent, and is assumed to decrease gradually to 5 percent in 2009 and remain at that level thereafter. The health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                     One-Percentage-Point
                                                -----------------------------
                                                  Increase         Decrease
                                                -----------     -------------
Effect on total of service and interest cost .. $ 1,628,900     ($ 1,265,062)
Effect on postretirement benefit obligation ... $11,146,706     ($ 8,871,308)

     The Company's financial statements reflect a pension asset of $2,684,463 in 2004 and a pension liability of $1,453,421 (including $1,016,492 of additional minimum liability) in 2003. The Company's financial statements also reflect an intangible asset associated with the pension plan of $0 in 2004 and $1,016,492 in 2003. Pension expense allocated to the Company amounted to $2,114,890, $2,023,292 and $1,406,306 in 2004, 2003 and 2002,
respectively.

     Postretirement benefit liabilities reflected in the Company's financial statements totaled $9,485,896 in 2004 and $8,512,179 in 2003. Net periodic postretirement benefit cost allocated to the Company for the years ended December 31, 2004, 2003 and 2002 was $1,583,172, $2,106,010 and $1,486,724,
respectively.

     The weighted average asset allocations of the Employers Mutual pension plan as of the measurement dates of November 1, 2004 and 2003 are as follows:

                                                  Plan Assets at November 1,
                                                 ---------------------------
Asset Category                                       2004           2003
--------------                                   ------------   ------------
Equity securities ............................       56.0%          51.0%
Debt securities ..............................       32.0           41.0
Real estate ..................................       12.0            8.0
                                                    -----          -----
  Total ......................................      100.0%         100.0%

     Employers Mutual has hired Principal Financial Advisors, Inc. to manage the asset allocation strategy for its pension plan (herein referred to as Fund Selection Service). The asset allocation strategy and process of the Fund Selection Service consists of a long-term, risk-controlled approach using diversified investment options with a minimal exposure to volatile investment options like derivatives. The long-term strategy of the Fund Selection Service is foremost preserving plan assets from downside market risk while secondarily out-performing its peers over a full market cycle. The investment process of Fund Selection Service uses a diversified allocation of equity, debt, and real estate exposures that are customized to each plan's cash flow needs.

     The Fund Selection Service reviews a plan's assets and liabilities with an emphasis on forecasting a plan's cash flow needs. This forecast calculates the allocation percentage of fixed income assets needed to cover the liabilities of each plan. The model is quantitatively based and evaluates the plan's current assets plus five years of deposit projections and compares it to the current monthly benefit payments and the emerging benefit liabilities for the next ten years. The data for the deposits and emerging liabilities is provided from the plan's actuarial valuation while the current assets and monthly benefit payments data is provided from Principal Life Insurance Company's retirement plan account system.

     The weighted average asset allocations of the Employers Mutual postretirement benefit plan as of the measurement dates of November 1, 2004 and 2003 are as follows:

                                                  Plan Assets at November 1,
                                                 ---------------------------
Asset Category                                       2004           2003
--------------                                   ------------   ------------
Life insurance policies ......................       52.8%          64.3%
Short-term investments .......................       13.8           29.4
Real estate ..................................        1.0              -
Equity securities ............................       22.1              -
Debt securities ..............................       10.3            6.3
                                                    -----          -----
  Total ......................................      100.0%         100.0%

     Plan assets for Employers Mutual's postretirement benefit plans are primarily invested in universal life insurance policies issued by EMCNL, an affiliate of Employers Mutual. The assets supporting these universal life insurance policies are invested in S&P 500 mutual funds and debt securities and have a guaranteed interest rate of 4.50 percent.

     Employers Mutual plans to contribute approximately $2,500,000 to the pension plan and $3,800,000 to the postretirement benefit plans in 2005.

     The Company participates in several other retirement plans sponsored by Employers Mutual, including a 401(k) Plan, an Executive Non-Qualified Excess Plan and a Supplemental Retirement Plan. The Supplemental Retirement Plan was effective October 1, 2004 and replaced the Excess Retirement Benefit Agreement and the Supplemental Executive Retirement Plan. The Company's share of expenses for these plans amounted to $1,139,411, $912,103 and $703,555 in 2004, 2003 and 2002, respectively.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

                                              Postretirement Benefits
                                    ------------------------------------------
              Pension Benefits         Gross     Medicare Subsidy      Net
              ----------------      -----------  ----------------  -----------
2005 .........  $  8,713,000        $ 2,056,651    $        -      $ 2,056,651
2006 .........     8,284,000          2,334,266       254,146        2,080,120
2007 .........     8,976,000          2,605,362       292,745        2,312,617
2008 .........    10,220,000          2,888,512       340,904        2,547,608
2009 .........    12,718,000          3,303,794       385,068        2,918,726
2010 - 2014 ..   105,127,000         23,222,122     3,011,185       20,210,937


12. STOCK PLANS

Stock Based Compensation

     The Company has no stock based compensation plans of its own; however, Employers Mutual has several stock plans which utilize the common stock of the Company. Employers Mutual can provide the common stock required under its plans by: 1) using shares of common stock that it currently owns; 2) purchasing common stock on the open market; or 3) directly purchasing common stock from the Company at the current fair value. Employers Mutual has historically purchased common stock from the Company for use in its incentive stock option plans and its non-employee director stock purchase plan. Employers Mutual generally purchases common stock on the open market to fulfill its obligations under its employee stock purchase plan.

Incentive Stock Option Plans

     Employers Mutual maintains two separate stock option plans for the benefit of officers and key employees of Employers Mutual and its subsidiaries. A total of 500,000 shares have been reserved for the 2003 Employers Mutual Casualty Company Incentive Stock Option Plan (2003 Plan) and a total of 1,000,000 shares have been reserved for issuance under the 1993 Employers Mutual Casualty Company Incentive Stock Option Plan (1993 Plan).

     There is a ten year time limit for granting options under the plans. Options can no longer be granted under the 1993 Plan. Options granted under the plans have a vesting period of two, three, four or five years with options becoming exercisable in equal annual cumulative increments. Option prices cannot be less than the fair value of the stock on the date of grant.

     The Senior Executive Compensation and Stock Option Committee (the "Committee") of Employers Mutual's Board of Directors (the "Board") is the administrator of the plans. Options granted are initially determined by the Committee and subsequently approved by the Board. In 2004, the Company's Board of Directors established its own Compensation Committee (the "Company Compensation Committee") and, commencing in 2005, the Company Compensation Committee will consider and approve all stock options granted to the Company's executive officers.

     During 2004, 70,025 options were granted under the 2003 Plan to eligible participants at a price of $22.28 and 108,648 options were exercised under the plans at prices ranging from $19.71 to $24.95. A summary of the activity under Employers Mutual's incentive stock option plans for 2004, 2003 and 2002 is as follows:

                               2004               2003               2002
                      ------------------- ------------------ -----------------
                                Weighted-          Weighted-         Weighted-
                                 Average            Average           Average
                                Exercise           Exercise          Exercise
                        Shares   Price     Shares   Price     Shares   Price
                        ------  --------   ------  --------   ------ ---------
Outstanding,
  beginning of year    630,615   $12.86   678,757   $11.65   723,378   $10.84
Granted .............   70,025    22.28   113,225    16.88    65,900    18.30
Exercised ........... (108,648)   11.21  (157,392)   10.50   (98,864)   10.26
Expired .............   (8,454)   10.03    (3,975)   13.96   (11,657)   10.88
                      --------           --------           --------
Outstanding,
  end of year .......  583,538    14.34   630,615    12.86   678,757    11.65
                      ========           ========           ========
Exercisable,
  end of year .......  332,918   $12.33   349,960   $11.85   404,807   $11.35
                      ========           ========           ========

                                          December 31, 2004
                    ----------------------------------------------------------
                            Options Outstanding           Options Exercisable
                    -----------------------------------  ---------------------
                                             Weighted-
                                 Weighted-    average                Weighted-
                                  average    remaining                average
Range of option        Number    exercise   contractual    Number    exercise
exercise prices     outstanding    price       life      exercisable   price
------------------  -----------  ---------  -----------  ----------- ---------
$ 9.25  - $12.69      253,359     $10.35       4.46        200,124     $10.59
 13.25  -  16.88      198,414      15.41       5.61        109,034      14.21
 18.30  -  22.28      131,765      20.42       8.16         23,760      18.30
                      -------                              -------
                      583,538      14.34       5.68        332,918      12.33
                      =======                              =======


Employee Stock Purchase Plan

     A total of 500,000 shares of the Company's common stock have been reserved for issuance under the Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan. Any employee who is employed by Employers Mutual or its subsidiaries on the first day of the month immediately preceding any option period is eligible to participate in the plan. Participants pay 85 percent of the fair market value of the stock purchased, which is fully vested on the date purchased. The plan is administered by the Board of Employers Mutual and the Board has the right to amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options. Expenses allocated to the Company in connection with this plan totaled $9,752, $13,214 and $6,817 in 2004, 2003 and 2002, respectively.

     During 2004, a total of 13,531 options were exercised at prices of $20.06 and $18.46. Activity under the plan was as follows:


                                                   Year ended December 31,
                                                ----------------------------
                                                  2004      2003      2002
                                                --------  --------  --------
     Shares available for purchase,
       beginning of year ......................  288,322   300,206   311,922
     Shares purchased under plan ..............  (13,531)  (11,884)  (11,716)
                                                --------  --------  --------
     Shares available for purchase, end of year  274,791   288,322   300,206
                                                ========  ========  ========


Non-Employee Director Stock Purchase Plan

     A total of 200,000 shares of the Company's common stock have been reserved for issuance under the 2003 Employers Mutual Casualty Company Non-Employee Director Stock Purchase Plan. All non-employee directors of Employers Mutual and its subsidiaries and affiliates who are not serving on the "Disinterested Director Committee" of the Board as of the beginning of the option period are eligible to participate in the plan. Each eligible director can purchase shares of common stock at 75 percent of the fair value of the stock in an amount equal to a minimum of 25 percent to a maximum of 100 percent of their annual cash retainer. The plan will continue through the option period for options granted at the 2012 annual meetings. The plan is administered by the Disinterested Director Committee of the Board. The Board may amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options. The Employers Mutual Casualty Company Non-Employee Director Stock Purchase Plan previously in place expired on May 20, 2003 and the remaining 139,328 shares were deregistered. Expenses allocated to the Company in connection with these plans totaled $4,080, $1,878 and $0 in 2004, 2003 and 2002, respectively.

     During 2004, a total of 1,359 options were exercised at prices ranging from $14.97 to $15.81. Activity under the plan was as follows:

                                                   Year ended December 31,
                                                ----------------------------
                                                  2004      2003      2002
                                                --------  --------  --------
     Shares available for purchase,
       beginning of year ......................  198,156   141,197   143,158
     Shares purchased under expired plan ......        -    (1,869)        -
     Shares deregistered under expired plan ...        -  (139,328)        -
     Shares registered for use in 2003 plan ...        -   200,000         -
     Shares purchased under plans .............   (1,359)   (1,844)   (1,961)
                                                --------  --------  --------
     Shares available for purchase, end of year  196,797   198,156   141,197
                                                ========  ========  ========


Dividend Reinvestment Plan

     The Company maintains a dividend reinvestment and common stock purchase plan which provides stockholders with the option of reinvesting cash dividends in additional shares of the Company's common stock. Participants may also purchase additional shares of common stock without incurring broker commissions by making optional cash contributions to the plan and may sell shares of common stock through the plan. Since the third quarter of 1998, all shares of common stock issued under the plan have been purchased in the open market through the Company's transfer agent. Employers Mutual participated in the Dividend Reinvestment Plan in 2002, 2003 and the first two quarters of 2004, reinvesting 50 percent of its dividends in additional shares of the Company's common stock in all but the second and third quarters of 2003, when it reinvested 75 percent and 25 percent, respectively, and in 2002, when it reinvested 25 percent. Due to its participation in the Company's recent stock offering, Employers Mutual discontinued its participation in the plan for the third and fourth quarters of 2004 and has indicated that it will likely not participate in the plan in 2005. Activity under the plan was as follows:

                                                  Year ended December 31,
                                             --------------------------------
                                               2004        2003        2002
                                             --------    --------    --------
     Shares available for purchase,
       beginning of year ..................   271,838     416,899     501,230
     Shares purchased under plan ..........   (63,018)   (145,061)    (84,331)
                                             --------    --------    --------
     Shares available for purchase,
       end of year ........................   208,820     271,838     416,899
                                             ========    ========    ========
     Range of purchase prices .............   $18.75      $16.98      $15.38
                                                to          to          to
                                              $24.97      $21.32      $21.99


13. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value for fixed maturities, equity securities and short-term investments is based on quoted market prices, where available, or on values obtained from independent pricing services (see note 8).

     The carrying value of the surplus notes approximates their estimated fair value since their interest rates approximate current interest rates and the companies' credit ratings have not changed.

     Other long-term investments, consisting primarily of holdings in limited partnerships and limited liability companies, are valued by the various fund managers. In management's opinion, these values reflect fair value at December 31, 2004.

     The estimated fair value of the Company's financial instruments is summarized below.
                                                    Carrying     Estimated
                                                     amount      fair value
                                                  ------------  ------------
December 31, 2004
-----------------
Assets:
  Fixed maturity securities:
    Held-to-maturity ............................ $ 29,205,871  $ 30,593,606
    Available-for-sale ..........................  619,654,403   619,654,403
  Equity securities available-for-sale ..........   78,692,893    78,692,893
  Short-term investments ........................   46,238,853    46,238,853
  Other long-term investments ...................    5,550,093     5,550,093
Liabilities:
  Surplus notes .................................   36,000,000    36,000,000

December 31, 2003
-----------------
Assets:
  Fixed maturity securities:
    Held-to-maturity ............................ $ 49,845,348  $ 53,854,424
    Available-for-sale ..........................  523,785,758   523,785,758
  Equity securities available-for-sale ..........   49,008,498    49,008,498
  Short-term investments ........................   63,568,064    63,568,064
  Other long-term investments ...................    4,758,019     4,758,019
Liabilities:
  Surplus notes .................................   36,000,000    36,000,000


14. LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

     One of the Company's property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014. Hamilton Mutual Insurance Company, an affiliate of Employers Mutual and a pool participant, leases office facilities for the Cincinnati branch office with lease terms expiring in 2005. Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2013. Employers Mutual also leases computer software under various operating lease agreements expiring through 2005. All lease costs are included as expenses under the pooling agreement after allocation of the portion of these expenses to the subsidiaries that do not participate in the pool. The following table reflects the lease commitments of the Company as of December 31, 2004. The table reflects the Company's current 23.5 percent aggregate participation in the pooling agreement. As discussed further in note 2, the Company's aggregate participation in the pooling agreement will increase to 30.0 percent effective January 1, 2005.

                                        Payments due by period
                       ------------------------------------------------------
                                     Less                             More
                                     than        1-3        4-5       than
                          Total     1 year      years      years     5 years
                       ---------- ---------- ---------- ---------- ----------
Lease Commitments
-----------------
Real estate operating
  leases ............. $6,863,044 $1,086,053 $1,976,714 $1,559,701 $2,240,576
Software operating
  leases .............    375,363    375,363          -          -          -
                       ---------- ---------- ---------- ---------- ----------
Total ................ $7,238,407 $1,461,416 $1,976,714 $1,559,701 $2,240,576
                       ========== ========== ========== ========== ==========

     Estimated guaranty fund assessments of $1,206,984 and $1,252,564, which are used by states to pay claims of insolvent insurers domiciled in that state, have been accrued as of December 31, 2004 and 2003, respectively. The guaranty fund assessments are expected to be paid over the next two years with premium tax offsets of $1,543,735 expected to be realized within ten years of the payments. Estimated second injury fund assessments of $1,389,590 and $1,108,605, which are designed to encourage employers to employ a worker with a pre-existing disability, have been accrued as of December 31, 2004 and 2003, respectively. The second injury fund assessment accruals are based on projected loss payments. The periods over which the assessments will be paid is not known.

     The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions. The Company's share of loss reserves eliminated by the purchase of these annuities was $699,913 at December 31, 2004. The Company has a contingent liability of $699,913 should the issuers of these annuities fail to perform under the terms of the annuities. The Company's share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries' policyholders' surplus.

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


15. UNAUDITED INTERIM FINANCIAL INFORMATION

                                          Three months ended,
                        -----------------------------------------------------
                          March 31      June 30    September 30   December 31
                        -----------   -----------  ------------   -----------
2004
----
Total revenues ........ $91,209,265   $94,296,170   $96,455,388   $98,397,887
                        ===========   ===========   ===========   ===========
Income (loss) before
  income tax expense
  (benefit) ........... $12,363,360   $ 3,775,979   $ 1,641,750   $(2,210,092)
Income tax expense
  (benefit) ...........   4,014,265       310,043      (216,710)   (1,721,284)
                        -----------   -----------   -----------   -----------
     Net income (loss)  $ 8,349,095   $ 3,465,936   $ 1,858,460   $  (488,808)
                        ===========   ===========   ===========   ===========
Net income (loss)
  per share
  - basic and diluted*  $       .72   $       .30   $       .16   $      (.04)
                        ===========   ===========   ===========   ===========

2003
----
Total revenues ........ $86,646,867   $90,215,736   $92,594,260   $92,900,176
                        ===========   ===========   ===========   ===========
Income before income
  tax expense (benefit) $ 9,543,476   $ 1,419,592   $ 8,922,814   $ 8,096,414
Income tax expense
  (benefit) ...........   3,097,798       (10,600)    2,540,710     2,005,265
                        -----------   -----------   -----------   -----------
     Net income ....... $ 6,445,678   $ 1,430,192   $ 6,382,104   $ 6,091,149
                        ===========   ===========   ===========   ===========
Net income per share
  - basic and diluted*  $       .57   $       .12   $       .56   $       .53
                        ===========   ===========   ===========   ===========

2002
----
Total revenues ........ $77,157,134   $78,582,787   $81,763,105   $90,024,758
                        ===========   ===========   ===========   ===========
Income before income
  tax expense ......... $ 5,470,323   $ 3,518,303   $ 5,971,780   $ 6,931,630
Income tax expense ....   1,780,446       573,617     1,670,595     1,765,640
                        -----------   -----------   -----------   -----------
     Net income ....... $ 3,689,877   $ 2,944,686   $ 4,301,185   $ 5,165,990
                        ===========   ===========   ===========   ===========
Net income per share
  - basic and diluted*  $       .33   $       .26   $       .38   $       .45
                        ===========   ===========   ===========   ===========

* Since the weighted average shares for the quarters are calculated independent of the weighted average shares for the year, quarterly net income
(loss) per share may not total to annual net income (loss) per share.



REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON SCHEDULES


     We have audited the consolidated financial statements of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 11, 2005 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in Item 15(a)2 of this Annual Report on Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                       /s/ Ernst & Young LLP
                                       March 11, 2005
                                       Des Moines, Iowa



                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                     Schedule I - Summary of Investments -
                   Other Than Investments in Related Parties

                              December 31, 2004

                                                                   Amount at
                                                                  which shown
                                                      Fair          in the
       Type of investment                Cost         value      balance sheet
       ------------------            ------------  ------------  -------------
Securities held-to-maturity:
  Fixed maturities:
    United States Government
      and government agencies
      and authorities .............. $ 28,037,203  $ 29,316,549   $ 28,037,203
    Mortgage-backed securities .....    1,168,668     1,277,057      1,168,668
                                     ------------  ------------   ------------
          Total fixed maturity
            securities .............   29,205,871    30,593,606     29,205,871
                                     ------------  ------------   ------------

Securities available-for-sale:
  Fixed maturities:
    United States Government
      and government agencies
      and authorities ..............  137,273,717   137,538,697    137,538,697
    States, municipalities and
      political subdivisions .......  257,483,428   267,675,811    267,675,811
    Mortgage-backed securities .....   11,136,193    11,851,118     11,851,118
    Public utilities ...............    8,686,436     9,867,903      9,867,903
    Debt securities issued by
      foreign governments ..........    7,177,870     7,499,199      7,499,199
    Corporate securities ...........  174,033,352   185,221,675    185,221,675
                                    -------------  ------------   ------------
          Total fixed maturity
            securities .............  595,790,996   619,654,403    619,654,403
                                    -------------  ------------   ------------

  Equity securities:
    Common stocks
      Banks, trusts and insurance
        companies ..................   10,242,918    16,019,824     16,019,824
      Industrial, miscellaneous and
        all other ..................   48,846,516    62,144,069     62,144,069
      Non-redeemable preferred
        stocks .....................      500,000       529,000        529,000
                                    -------------  ------------   ------------
          Total equity securities ..   59,589,434    78,692,893     78,692,893
                                    -------------  ------------   ------------
Other long-term investments ........    5,550,093     5,550,093      5,550,093

Short-term investments .............   46,238,853    46,238,853     46,238,853
                                     ------------  ------------   ------------
            Total investments ...... $736,375,247  $780,729,848   $779,342,113
                                     ============  ============   ============




                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

         Schedule II - Condensed Financial Information of Registrant

                           Condensed Balance Sheets


                                                         December 31,
                                                  --------------------------
                                                      2004          2003
                                                  ------------  ------------
ASSETS
Investment in common stock of
  subsidiaries (equity method) .................. $223,101,504  $176,087,397
Fixed maturity investments:
  Securities available-for-sale, at fair value ..    2,018,185       516,775
Short-term investments ..........................    3,262,867     3,768,427
Cash ............................................       88,890       168,072
Accrued investment income .......................       38,288         4,545
Income taxes recoverable ........................      164,069       211,760
Deferred income taxes ...........................       12,621       204,310
                                                  ------------  ------------
     Total assets ............................... $228,686,424  $180,961,286
                                                  ============  ============

LIABILITIES
Accounts payable ................................ $    208,252  $    199,015
Indebtedness to related party ...................        5,140        11,720
                                                  ------------  ------------
     Total liabilities ..........................      213,392       210,735
                                                  ------------  ------------

STOCKHOLDERS' EQUITY
Common stock, $1 par value,
  authorized 20,000,000 shares;
  issued and outstanding, 13,568,945 shares
  in 2004 and 11,501,065 shares in 2003 .........   13,568,945    11,501,065
Additional paid-in capital ......................  103,467,293    69,113,228
Accumulated other comprehensive income ..........   27,928,463    22,285,668
Retained earnings ...............................   83,508,331    77,850,590
                                                  ------------  ------------
     Total stockholders' equity .................  228,473,032   180,750,551
                                                  ------------  ------------
     Total liabilities and stockholders' equity   $228,686,424  $180,961,286
                                                  ============  ============



                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II - Condensed Financial Information of Registrant, Continued

                         Condensed Statements of Income

                                               Years ended December 31,
                                        -------------------------------------
                                            2004         2003         2002
                                        -----------  -----------  -----------
REVENUES
Dividends received from subsidiaries .. $ 7,028,641  $ 7,255,228  $ 6,250,016
Investment income .....................     164,936       30,368      113,843
Realized investment gains .............           -            -        5,313
                                        -----------  -----------  -----------
                                          7,193,577    7,285,596    6,369,172
Operating expenses ....................     666,628      609,563      436,688
                                        -----------  -----------  -----------
  Income before income tax benefit
    and equity in undistributed net
    income of subsidiaries ............   6,526,949    6,676,033    5,932,484

Income tax benefit ....................    (175,591)    (195,932)    (101,747)
                                        -----------  -----------  -----------
  Income before equity in undistributed
    net income of subsidiaries .......    6,702,540    6,871,965    6,034,231

Equity in undistributed net income
  of subsidiaries .....................   6,482,143   13,477,158   10,067,507
                                        -----------  -----------  -----------
              Net income .............. $13,184,683  $20,349,123  $16,101,738
                                        ===========  ===========  ===========


                 Condensed Statements of Comprehensive Income

                                              Years ended December 31,
                                     ----------------------------------------
                                         2004          2003          2002
                                     ------------  ------------  ------------
Net income ......................... $ 13,184,683  $ 20,349,123  $ 16,101,738
                                     ------------  ------------  ------------
Other Comprehensive Income:
  Unrealized holding gains arising
    during the period, net of
    deferred income tax expense ....    8,483,435     8,638,869     4,845,443

  Reclassification adjustment for
    (gains) losses included in net
    income (loss), net of income tax


    expense (benefit) ..............   (2,840,640)     (759,797)    2,053,481

  Adjustment for minimum pension
    liability associated with
    Employers Mutual's pension plan,
    net of deferred income tax
    expense (benefit) ..............            -       188,266      (188,266)
                                     ------------  ------------  ------------
  Other comprehensive income .......    5,642,795     8,067,338     6,710,658
                                     ------------  ------------  ------------
      Total comprehensive income ... $ 18,827,478  $ 28,416,461  $ 22,812,396


                                     ============  ============  ============



                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II - Condensed Financial Information of Registrant, Continued

                      Condensed Statements of Cash Flows


                                               Years ended December 31,
                                        -------------------------------------
                                           2004          2003         2002
                                        -----------  -----------  -----------
Net cash provided by
  operating activities ................ $ 6,910,340  $ 6,691,273  $ 5,988,850
                                        -----------  -----------  -----------
Cash flows from investing activities
  Maturities of fixed maturity
    securities available-for-sale .....           -    1,665,000    1,505,313
  Purchases of fixed maturity
    securities available-for-sale .....  (1,500,000)    (500,000)  (1,694,104)
  Net sales (purchases) of short-term
     investments ......................     505,560   (2,312,603)    (467,269)
  Capital contribution to subsidiaries  (34,890,085)           -            -
                                        -----------  -----------  -----------
      Net cash used in investing
        activities .................... (35,884,525)  (1,147,603)    (656,060)
                                        -----------  -----------  -----------

Cash flows from financing activities
  Balances resulting from related
    party transactions with Employers
    Mutual:
      Issuance of common stock
        through Employers Mutual stock
        option plans ..................   1,531,860    1,944,652    1,326,451
      Dividends paid to Employers
        Mutual ........................  (5,292,178)  (5,522,994)  (5,423,042)
      Dividends paid to Employers
        Mutual (reimbursement for
        non-GAAP expense) .............    (293,583)    (505,196)           -

  Issuance of common stock through
    follow-on stock offering ..........  34,890,085            -            -
  Dividends paid to public stockholders  (1,941,181)  (1,350,736)  (1,405,064)
                                        -----------  -----------  -----------
      Net cash provided by (used in)
        financing activities ..........  28,895,003   (5,434,274)  (5,501,655)
                                        -----------  -----------  -----------

Net increase (decrease) in cash .......     (79,182)     109,396     (168,865)

Cash at beginning of year .............     168,072       58,676      227,541
                                        -----------  -----------  -----------
Cash at end of year ................... $    88,890  $   168,072  $    58,676
                                        ===========  ===========  ===========
Income taxes received .................$    414,477  $         -  $     2,253
Interest paid .........................$          -  $         -  $         -


                           EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                       Schedule III - Supplementary Insurance Information

                        For Years Ended December 31, 2004, 2003 and 2002

                                    Deferred    Loss and
                                     policy    settlement                                Net
                                  acquisition   expense      Unearned      Premium   investment
            Segment                  costs      reserves     premiums      revenue     income
            -------               ----------- ------------ ------------ ------------ -----------
Year ended December 31, 2004:
  Property and casualty insurance $23,763,927 $309,972,237 $111,700,528 $250,034,561 $20,236,342
  Reinsurance ...................   4,176,656  119,705,065   19,888,837   95,443,900   9,498,925
  Parent company ................           -            -            -            -     164,936
                                  ----------- ------------ ------------ ------------ -----------
       Consolidated ............. $27,940,583 $429,677,302 $131,589,365 $345,478,461 $29,900,203
                                  =========== ============ ============ ============ ===========

Year ended December 31, 2003:
  Property and casualty insurance $22,844,736 $257,119,295 $107,136,936 $241,237,313 $20,724,017
  Reinsurance ...................   3,893,048  116,663,621   17,695,671   89,385,497   8,948,076
  Parent company ................           -            -            -            -      30,368
                                  ----------- ------------ ------------ ------------ -----------
       Consolidated ............. $26,737,784 $373,782,916 $124,832,607 $330,622,810 $29,702,461
                                  =========== ============ ============ ============ ===========

Year ended December 31, 2002:
  Property and casualty insurance $21,181,714 $229,876,996 $ 98,723,419 $225,013,076 $23,517,163
  Reinsurance ...................   3,745,147  101,349,757   17,023,395   72,029,957   9,147,127
  Parent company ................           -            -            -            -     113,843
                                  ----------- ------------ ------------ ------------ -----------
       Consolidated ............. $24,926,861 $331,226,753 $115,746,814 $297,043,033 $32,778,133
                                  =========== ============ ============ ============ ===========




                                               Amortization
                                   Losses and  of deferred
                                   settlement    policy        Other
                                    expenses   acquisition  underwriting   Premiums
            Segment                 incurred      costs       expenses     written
            -------               ------------ ------------ ------------ ------------
Year ended December 31, 2004:
  Property and casualty insurance $196,460,047 $ 55,746,217 $ 25,612,121 $254,266,763
  Reinsurance ...................   53,346,163   19,698,620    7,171,565   97,637,066
  Parent company ................            -            -            -            -
                                  ------------ ------------ ------------ ------------
       Consolidated ............. $249,806,210 $ 75,444,837 $ 32,783,686 $351,903,829
                                  ============ ============ ============ ============

Year ended December 31, 2003:
  Property and casualty insurance $168,238,623 $ 52,932,215 $ 24,548,745 $249,591,675
  Reinsurance ...................   58,265,927   19,027,017    5,376,197   90,057,773
  Parent company ................            -            -            -            -
                                  ------------ ------------ ------------ ------------
       Consolidated ............. $226,504,550 $ 71,959,232 $ 29,924,942 $339,649,448
                                  ============ ============ ============ ============

Year ended December 31, 2002:
  Property and casualty insurance $156,152,022 $ 49,057,682 $ 20,447,874 $237,633,602
  Reinsurance ...................   50,905,834   16,669,334    6,481,098   76,203,278
  Parent company ................            -            -            -            -
                                  ------------ ------------ ------------ ------------
       Consolidated ............. $207,057,856 $ 65,727,016 $ 26,928,972 $313,836,880
                                  ============ ============ ============ ============


                                         EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                                 Schedule IV - Reinsurance

                                     For years ended December 31, 2004, 2003 and 2002

                                                                                                    Percentage
                                                           Ceded to       Assumed                   of amount
                                               Gross         other       from other        Net       assumed
                                               amount      companies     companies       amount       to net
                                            ------------  ------------  ------------  ------------  ----------
Year ended December 31, 2004:
   Consolidated earned premiums ........... $197,051,604  $215,111,924  $363,538,781  $345,478,461       105.2%
                                            ============  ============  ============  ============  ==========
Year ended December 31, 2003:
   Consolidated earned premiums ........... $221,662,098  $236,616,480  $345,577,192  $330,622,810       104.5%
                                            ============  ============  ============  ============  ==========
Year ended December 31, 2002:
   Consolidated earned premiums ........... $241,939,466  $252,860,839  $307,964,406  $297,043,033       103.7%
                                            ============  ============  ============  ============  ==========



                                          EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                     Schedule VI - Supplemental Information Concerning
                                           Property-Casualty Insurance Operations

                                      For Years Ended December 31, 2004, 2003 and 2002

                                                            Discount,
                                 Deferred    Reserves for   if any,
                                  policy      losses and    deducted                                    Net
Consolidated property-         acquisition    settlement      from      Unearned        Earned       investment
casualty entities                  costs       expenses     reserves    premiums       premiums        income
----------------------         -----------   ------------   --------  ------------   ------------   -----------
Year ended December 31, 2004:  $27,940,583   $429,677,302   $  -0-    $131,589,365   $345,478,461   $29,735,267
                               ===========   ============   ========  ============   ============   ===========
Year ended December 31, 2003:  $26,737,784   $373,782,916   $  -0-    $124,832,607   $330,622,810   $29,672,093
                               ===========   ============   ========  ============   ============   ===========
Year ended December 31, 2002:  $24,926,861   $331,226,753   $  -0-    $115,746,814   $297,043,033   $32,664,290
                               ===========   ============   ========  ============   ============   ===========

                                       Losses and
                                   settlement expenses       Amortization
                                   incurred related to       of deferred       Paid
                               --------------------------       policy      losses and
Consolidated property-           Current         Prior       acquisition    settlement      Premiums
casualty entities                  Year          Years          costs        expenses       written
----------------------         ------------   -----------   ------------   ------------   ------------
Year ended December 31, 2004:  $229,667,776   $20,138,434   $ 75,444,837   $198,603,715   $351,903,829
                               ============   ===========   ============   ============   ============
Year ended December 31, 2003:  $219,028,236   $ 7,476,314   $ 71,959,232   $194,247,192   $339,649,448
                               ============   ===========   ============   ============   ============
Year ended December 31, 2002:  $200,059,798   $ 6,998,058   $ 65,727,016   $188,868,718   $313,836,880
                               ============   ===========   ============   ============   ============


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------  ------------------------------------------------
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

     Management has not issued a report on internal control over financial reporting since the Company is not an accelerated filer as of the fiscal year ended December 31, 2004. Accordingly, the Company's independent auditor has not performed an assessment of the Company's internal controls for the fiscal year ended December 31, 2004.


ITEM 9B.  OTHER INFORMATION.
--------  ------------------

     None.



                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

     The information required by Item 10 regarding the Company's executive officers appears under the caption "Executive Officers of the Company" at the end of Part I, Item 1 of this Form 10-K.

     The information required by Item 10 regarding the audit committee financial expert and the members of the Company's Audit Committee of the Board of Directors is incorporated by reference from the information under the caption "Information about the Board of Directors and its Committees" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2005.

     The information required by Item 10 regarding the Company's directors is incorporated by reference from the information under the captions "Election of Directors", and "Security Ownership of Management and Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2005.

     The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is posted on the Investor Relations section of the Company's internet website found at www.emcinsurance.com.


Section (16)a Beneficial Ownership Reporting Compliance

     During 2004, there were two occasions when a Form 4 was not filed on a timely basis by Employers Mutual. Employers Mutual sold 1,800,000 shares of the Company's common stock in October and 260,542 shares in November. These transactions were made pursuant to the S-1 Registration Statement filed in conjunction with the Company's follow-on stock offering. The Form 4's for these two transactions were filed thirty days and twelve days late, respectively.


ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

     See the information under the caption "Compensation of Management" in the Company's Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 26, 2005, which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
--------  ------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS.
          ----------------------------

     See information under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management and Directors" in the Company's Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 26, 2005, which information is incorporated herein by reference.

     The following table presents information regarding Employers Mutual's equity compensation plans as of December 31, 2004:

                                                               Number of
                                                              securities
                                                               remaining
                                                             available for
                         Number of                          future issuance
                       securities to                          under equity
                       be issued upon    Weighted-average     compensation
                        exercise of       exercise price    plans (excluding
                        outstanding       of outstanding       securities
                     options, warrants   options, warrants    reflected in
Plan category           and rights          and rights         column (a))
-------------------  -----------------   -----------------  -----------------
                           (a)                  (b)                 (c)
                     -----------------   -----------------  -----------------
Equity compensation
  plans approved by
  security holders             583,538              $14.34            316,750

Equity compensation
  plans not
  approved by
  security holders                   -                 N/A                N/A
                     -----------------   -----------------  -----------------
Total                          583,538              $14.34            316,750
                     =================   =================  =================


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

     The property and casualty insurance operations of the Company are integrated with those of Employers Mutual through the participation in a pooling arrangement. As a result of this operational relationship there are numerous transactions between the Company and the Employers Mutual pool participants that occur on an ongoing basis in the ordinary course of business.

     Premiums assumed by the reinsurance subsidiary from Employers Mutual amounted to $97,637,066 in 2004. It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business. Commissions paid by the reinsurance subsidiary to Employers Mutual amounted to $20,621,898 in 2004.

     The reinsurance subsidiary pays an annual override commission to Employers Mutual in connection with the $1,500,000 cap on losses assumed per event. The override commission rate is charged at 4.50 percent of written premiums. Total override commission paid to Employers Mutual in 2004 amounted to $4,393,668. Employers Mutual retained losses and settlement expenses under this agreement totaling $11,277,246 in 2004. The reinsurance subsidiary also pays for 100 percent of the outside reinsurance protection Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business, excluding reinstatement premiums. This cost is recorded as a reduction to the premiums received by the reinsurance subsidiary and amounted to $3,626,833 in 2004.

     Employers Mutual provides various services to all of its subsidiaries and affiliates, including the Company and its subsidiaries. Such services include data processing, claims, financial, legal, actuarial, auditing, marketing and underwriting. Employers Mutual allocates a portion of the cost of these services to the subsidiaries that do not participate in the pooling agreement based upon a number of criteria, including usage and number of transactions. The remaining costs are charged to the pooling agreement and each pool participant shares in the total cost in accordance with its pool participation percentage. Costs allocated to the Company by Employers Mutual for services provided to the holding company and its subsidiaries that do not participate in the pooling agreement amounted to $2,300,700 in 2004. Costs allocated to the Company through the operation of the pooling agreement amounted to $73,305,162 in 2004.

     Investment expenses are based on actual expenses incurred by the Company plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted average of total invested assets and number of investment transactions. Investment expenses allocated to the Company by Employers Mutual amounted to $699,807 in 2004. In the third quarter of 2004, subsidiaries of the Company sold $4,447,000 of MCI Communications Corporation bonds to an affiliated company. In addition, a subsidiary of the Company leased office space from an affiliate of Employers Mutual which is used as a branch office. These lease payments amounted to $352,000 in 2004.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
--------  ---------------------------------------

     See the information under the captions "Audit Fees", "Audit Related Fees", "Tax Fees" and "All Other Fees" in the Company's Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 26, 2005, which information is incorporated herein by reference.




                                   PART IV
                                   -------

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
--------  -------------------------------------------

(a)  List of Financial Statements and Schedules.

     1.  Financial Statements
                                                                         Page
         Report of Ernst & Young LLP, Independent Registered
           Public Accounting Firm ....................................    86
         Consolidated Balance Sheets, December 31, 2004 and 2003 .....    87
         Consolidated Statements of Income for the years ended
            December 31, 2004, 2003 and 2002 .........................    89
         Consolidated Statements of Comprehensive Income for the
            Years ended December 31, 2004, 2003 and 2002 .............    90
         Consolidated Statements of Stockholders' Equity for the
            Years ended December 31, 2004, 2003 and 2002 .............    91
         Consolidated Statements of Cash Flows for the years ended
            December 31, 2004, 2003 and 2002 .........................    92
         Notes to Consolidated Financial Statements ..................    94

     2.  Schedules
         Report of Ernst & Young LLP, Independent Registered Public
           Accounting Firm, On Schedules .............................   127
         Schedule I   - Summary of Investments - Other Than
                        Investments in Related Parties ...............   128
         Schedule II  - Condensed Financial Information of Registrant    129
         Schedule III - Supplementary Insurance Information ..........   132
         Schedule IV  - Reinsurance ..................................   133
         Schedule VI  - Supplemental Information Concerning
                          Property-Casualty Insurance Operations .....   134

         All other schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in the notes to the consolidated financial statements or are not significant in amount.

3.  Management contracts and compensatory plan arrangements

         Exhibit 10(b).  2004 Senior Executive Compensation Bonus Program.
         Exhibit 10(d).  Deferred Bonus and Compensation Plans.
         Exhibit 10(e).  2004 Executive Contingent Salary Plan -
                           EMC Reinsurance Company.
         Exhibit 10(g)   Employers Mutual Casualty Company Excess Retirement
                           Benefit Agreement.
         Exhibit 10(h).  Employers Mutual Casualty Company 1993 Employee
                           Stock Purchase Plan.
         Exhibit 10(i).  1993 Employers Mutual Casualty Company Incentive
                           Stock Option Plan, as amended.
         Exhibit 10(j).  2003 Employers Mutual Casualty Company Non-Employee
                           Director Stock Option Plan.
         Exhibit 10(k).  Employers Mutual Casualty Company Supplemental
                           Retirement Plan.
         Exhibit 10(l).  EMCC Option It! Deferred Bonus Compensation Plan.
         Exhibit 10(m).  EMCC Board of Directors Option It! Deferred
                           Compensation Plan.
         Exhibit 10(n).  Employers Mutual Casualty Company Executive Non-
                           Qualified Excess Plan.
         Exhibit 10(o).  2003 Employers Mutual Casualty Company Incentive
                           Stock Option Plan.

(b)  Exhibits.

     3.  Articles of incorporation and by-laws:

         (a)  Restated Articles of Incorporation of the Company.
              (Incorporated by reference to Exhibit 3.1 filed with the Company's Registration Statement on Form S-1, Registration No. 333-117406.)

         (b) By-Laws of the Company, as amended. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 2001.)

    10.  Material contracts.

         (a) Quota Share Reinsurance Contract between Employers Mutual Casualty Company and EMC Reinsurance Company. (Incorporated by reference to Exhibit 10.1 filed with the Company's Registration Statement on Form S-1, Registration No. 333-117406.)

         (b)  2004 Senior Executive Compensation Bonus Program.
              (Incorporated by reference to Exhibit 10.2 filed with the Company's Registration Statement on Form S-1, Registration No. 333-117406.)

         (c) EMC Insurance Companies reinsurance pooling agreements between Employers Mutual Casualty Company and certain of its affiliated companies, as amended. (Incorporated by reference to the Company's Form 10-K/A for the calendar year ended
              December 31, 2003.)

         (d)  Deferred Bonus and Compensation Plans.

         (e) 2004 Executive Contingent Salary Plan - EMC Reinsurance Company. (Incorporated by reference to Exhibit 10.5 filed with the Company's Registration Statement on Form S-1, Registration
              No. 333-117406.)

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

         (g) Employers Mutual Casualty Company Excess Retirement Benefit Agreement.

         (h) Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan. (Incorporated by reference to Registration No. 33-49335.)

         (i) 1993 Employers Mutual Casualty Company Incentive Stock Option Plan. (Incorporated by reference to Registration Nos. 33-49337 and 333-45279.)

         (j) 2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan. (Incorporated by reference to Registration No. 333-104469.)

         (k) Employers Mutual Casualty Company Supplemental Retirement Plan. (Incorporated by reference to Exhibit 10.1 filed with the Company's Form 8-K on January 18, 2005.)

         (l) EMCC Option It! Deferred Bonus Compensation Plan. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 2001.)

         (m) EMCC Board of Directors Option It! Deferred Compensation Plan. (Incorporated by reference to the Company's Form 10-K for the calendar year ended December 31, 2001.)

         (n) Employers Mutual Casualty Company Executive Non-Qualified Excess Plan. (Incorporated by reference to the Company's Form 10-K/A for the calendar year ended December 31, 2003.)

         (o) 2003 Employers Mutual Casualty Company Incentive Stock Option Plan. (Incorporated by reference to Registration No. 333-103722.)

         (p) EMC Insurance Companies reinsurance pooling agreements between Employers Mutual Casualty Company and certain of its affiliated companies, as amended, effective January 1, 2005. (Incorporated by reference to Exhibit 10.3 filed with the Company's Registration Statement on Form S-1, Amendment No. 2, Registration No. 333-117406.)

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

    24.  Power of Attorney.

    31.1 Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certification of the President and Chief Executive
         Officer pursuant to 18 U.S.C. Section 1350, as
         Adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.

    32.2 Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as
         Adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.

(c) Financial statements required by Regulation S-X which are excluded from the Annual Report to Stockholders by Rule 14a-3(b)(1).

     None.



                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2005.


                        EMC INSURANCE GROUP INC.

                        /s/ Bruce G. Kelley
                        -----------------------
                        Bruce G. Kelley
                        President and
                        Chief Executive Officer


                        /s/ Mark E. Reese
                        -----------------------
                        Mark E. Reese
                        Senior Vice President - Chief Financial Officer (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2005.

                        /s/ Mark E. Reese
                        -----------------------
                        Margaret A. Ball
                        Director

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

                        /s/ Bruce G. Kelley
                        -----------------------
                        Bruce G. Kelley
                        Director

                        /s/ Mark E. Reese
                        -----------------------
                        George W. Kochheiser*
                        Chairman of the Board

                        /s/ Mark E. Reese
                        -----------------------
                        Raymond A. Michel*
                        Director

                        /s/ Mark E. Reese
                        -----------------------
                        Fredrick A. Schiek*
                        Director

                        /s/ Mark E. Reese
                        -----------------------
                        Joanne L. Stockdale
                        Director


* by power of attorney


                   EMC Insurance Group Inc. and Subsidiaries

                               Index to Exhibits


  Exhibit
  number                       Item                              Page number
  ------                       ----                              -----------
  10(d)     Deferred Bonus and Compensation Plans.                   144

  10(g)     Employers Mutual Casualty Company Excess
            Retirement Benefit Agreement.                            148

  21        Subsidiaries of the Registrant.                          151

  23        Consent of Ernst & Young LLP, Independent
            Registered Public Accounting Firm.                       152

  24        Power of Attorney.                                       153

  31.1      Certification of President and Chief Executive
            Officer as required by Section 302 of the Sarbanes-
            Oxley Act of 2002.                                       154

  31.2      Certification of Senior Vice President and Chief
            Financial Officer as required by Section 302 of the
            Sarbanes-Oxley Act of 2002.                              156

  32.1      Certification of the President and Chief Executive
            Officer pursuant to 18 U.S.C. Section 1350, as
            Adopted pursuant to Section 906 of the Sarbanes-
            Oxley Act of 2002.                                       158

  32.2      Certification of the Senior Vice President and Chief
            Financial Officer pursuant to 18 U.S.C. Section 1350,
            as Adopted pursuant to Section 906 of the Sarbanes-
            Oxley Act of 2002.                                       159