Form 10-K
period 2005-03-31
EMC INSURANCE GROUP INC
filed 2005-05-13
CIK 356130

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended MARCH 31, 2005
                                   --------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from __________________to_________________

Commission File Number: 0-10956
                       ----------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at April 29, 2005
                  -----                          -----------------------------
     Common stock, $1.00 par value                       13,599,378
                                                         ----------

Total pages 43

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                 (Unaudited)

                                                    March 31,    December 31,
                                                      2005           2004
ASSETS                                           --------------  ------------
Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized
      cost (fair value $17,720,250 and
      $16,908,726) ............................. $   16,893,257  $ 15,895,607
    Securities available-for-sale, at fair value
      (amortized cost $693,107,458 and
      $541,401,950) ............................    709,388,705   565,000,931
  Fixed maturity securities on loan:
    Securities held-to-maturity, at amortized
      cost (fair value $3,299,513 and
      $13,684,880) .............................      3,164,466    13,310,264
    Securities available-for-sale, at fair value
      (amortized cost $1,366,976 and
      $54,389,046) .............................      1,524,960    54,653,472
  Equity securities available-for-sale, at fair
    value (cost $60,570,541 and $59,589,434) ...     79,854,556    78,692,893
  Other long-term investments, at cost .........      5,541,923     5,550,093
  Short-term investments, at cost ..............     85,339,244    46,238,853
                                                 --------------  ------------
           Total investments ...................    901,707,111   779,342,113

Balances resulting from related party
  transactions with Employers Mutual:
    Reinsurance receivables ....................     33,196,375    26,316,358
    Prepaid reinsurance premiums ...............      4,768,035     3,682,676
    Deferred policy acquisition costs ..........     33,668,539    27,940,583
    Defined benefit retirement plan, prepaid
      asset ....................................      2,819,822     2,684,463
    Other assets ...............................      9,572,170     1,877,564

Cash ...........................................        118,753        61,088
Accrued investment income ......................      8,341,383     8,726,292
Accounts receivable (net of allowance for
  uncollectible accounts of $0 and $0) .........        201,605       216,836
Income taxes recoverable .......................              -     3,399,485
Deferred income taxes ..........................     13,435,017     9,504,193
Goodwill, at cost less accumulated amortization
  of $2,616,234 and $2,616,234 .................        941,586       941,586
Securities lending collateral ..................      5,012,693    70,122,695
                                                 --------------  ------------
           Total assets ........................ $1,013,783,089  $934,815,932
                                                 ==============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                 (Unaudited)

                                                    March 31,    December 31,
                                                      2005           2004
LIABILITIES                                      --------------  ------------
Balances resulting from related party
  transactions with Employers Mutual:
    Losses and settlement expenses ............. $  520,249,140  $429,677,302
    Unearned premiums ..........................    158,695,371   131,589,365
    Other policyholders' funds .................      3,977,424     2,825,809
    Surplus notes payable ......................     36,000,000    36,000,000
    Indebtedness to related party ..............      1,889,490     6,058,848
    Employee retirement plans ..................     12,716,691     9,764,406
    Other liabilities ..........................     38,326,255    20,304,475

Income taxes payable ...........................      4,265,930             -
Securities lending obligation ..................      5,012,693    70,122,695
                                                 --------------  ------------
       Total liabilities .......................    781,132,994   706,342,900
                                                 --------------  ------------
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized
  20,000,000 shares; issued and outstanding,
  13,595,398 shares in 2005 and 13,568,945
  shares in 2004 ...............................     13,595,398    13,568,945
Additional paid-in capital .....................    103,969,027   103,467,293
Accumulated other comprehensive income .........     23,220,109    27,928,463
Retained earnings ..............................     91,865,561    83,508,331
                                                 --------------  ------------
       Total stockholders' equity ..............    232,650,095   228,473,032
                                                 --------------  ------------
       Total liabilities and stockholders'
         equity ................................ $1,013,783,089  $934,815,932
                                                 ==============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)

All balances presented below, with the exception of investment income, realized investment gains and income tax expense, are the result of related party transactions with Employers Mutual.

                                                        Three months ended
                                                             March 31,
                                                    -------------------------
                                                        2005          2004
REVENUES                                            ------------  -----------
  Premiums earned ................................. $101,294,070  $83,458,282
  Investment income, net ..........................    8,931,710    7,273,977
  Realized investment gains .......................      728,442      400,527
  Other income ....................................       96,096       76,479
                                                    ------------  -----------
                                                     111,050,318   91,209,265
                                                    ------------  -----------
LOSSES AND EXPENSES
  Losses and settlement expenses ..................   62,843,008   50,961,177
  Dividends to policyholders ......................    1,550,859      768,042
  Amortization of deferred policy acquisition costs   22,486,711   18,419,527
  Other underwriting expenses .....................    8,900,076    8,095,321
  Interest expense ................................      278,100      278,100
  Other expenses ..................................      406,130      323,738
                                                    ------------  -----------
                                                      96,464,884   78,845,905
                                                    ------------  -----------
        Income before income tax expense ..........   14,585,434   12,363,360
                                                    ------------  -----------
INCOME TAX EXPENSE (BENEFIT)
  Current .........................................    5,478,393    3,810,484
  Deferred ........................................   (1,395,555)     203,781
                                                    ------------  -----------
                                                       4,082,838    4,014,265
                                                    ------------  -----------
        Net income ................................ $ 10,502,596  $ 8,349,095
                                                    ============  ===========
Net income per common share - basic and diluted ... $        .77  $       .72
                                                    ============  ===========
Dividends per common share ........................ $        .15  $       .15
                                                    ============  ===========
Average number of shares outstanding - basic and
  diluted .........................................   13,585,110   11,522,643
                                                    ============  ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (Unaudited)
                                                        Three months ended
                                                            March 31,
                                                     ------------------------
                                                         2005         2004
                                                     -----------  -----------
Net income ......................................... $10,502,596  $ 8,349,095
                                                     -----------  -----------
OTHER COMPREHENSIVE INCOME
  Unrealized holding gains (losses) arising during
    the period, before deferred income tax expense
    (benefit) ......................................  (6,515,178)   5,328,692
  Deferred income tax expense (benefit) ............  (2,280,311)   1,865,041
                                                     -----------  -----------
                                                      (4,234,867)   3,463,651
                                                     -----------  -----------
  Reclassification adjustment for gains
    included in net income, before income tax
    expense ........................................    (728,442)    (398,221)
  Income tax expense ...............................     254,955      139,377
                                                     -----------  -----------
                                                        (473,487)    (258,844)
                                                     -----------  -----------
        Other comprehensive income (loss) ..........  (4,708,354)   3,204,807
                                                     -----------  -----------
        Total comprehensive income ................. $ 5,794,242  $11,553,902
                                                     ===========  ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)
                                                      Three months ended
                                                          March 31,
                                                  --------------------------
                                                      2005          2004
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .................................... $ 10,502,596  $  8,349,095
                                                  ------------  ------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Balances resulting from related party
        transactions with Employers Mutual:
          Losses and settlement expenses ........    4,813,319     3,542,395
          Unearned premiums .....................   (3,543,219)    1,242,766
          Other policyholders' funds ............      370,008       (31,345)
          Indebtedness to related party .........   (4,169,358)   (4,008,540)
          Employee retirement plans .............    1,020,928     1,111,669
          Reinsurance receivables ...............       60,197        (6,499)
          Prepaid reinsurance premiums ..........      (66,746)     (267,497)
          Deferred policy acquisition costs .....      790,779      (225,941)
          Commissions payable ...................   (9,487,880)   (4,466,442)
          Interest payable ......................     (834,300)     (556,200)
          Prepaid assets ........................   (2,461,970)   (1,692,066)
          Other, net ............................     (217,790)     (868,818)

      Accrued investment income .................      384,909       902,242
      Accrued income taxes:
        Current .................................    7,665,415     1,255,855
        Deferred ................................   (1,395,555)      203,781
      Realized investment gains .................     (728,442)     (400,527)
      Other, net ................................      221,211       247,801
                                                  ------------  ------------
                                                    (7,578,494)   (4,017,366)

      Cash provided by the change in the property
        and casualty insurance subsidiaries'
        pooling agreement .......................  107,801,259             -
                                                  ------------  ------------
            Net cash provided by
              operating activities .............. $110,725,361  $  4,331,729
                                                  ------------  ------------

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)
                                                      Three months ended
                                                          March 31,
                                                  --------------------------
                                                      2005          2004
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities of fixed maturity securities
    held-to-maturity ............................ $  9,142,890  $  1,391,172
  Purchases of fixed maturity securities
    available-for-sale .......................... (177,508,302) (220,499,040)
  Disposals of fixed maturity securities
    available-for-sale ..........................   98,739,319   225,667,494
  Purchases of equity securities
    available-for-sale ..........................  (13,234,393)   (6,293,619)
  Disposals of equity securities
    available-for-sale ..........................   12,902,189     4,694,150
  Purchase of other long-term investments .......            -      (432,251)
  Disposal of other long-term investments .......        8,170       135,226
  Net sales (purchases) of short-term investments  (39,100,390)    6,083,140
                                                  ------------  ------------
      Net cash provided by (used in) investing
        activities .............................. (109,050,517)   10,746,272
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Balances resulting from related party
    transactions with Employers Mutual:
      Issuance of common stock through Employers
        Mutual's stock option plans .............      528,187     1,063,954
      Dividends paid to Employers Mutual ........   (1,093,960)   (1,395,439)
      Dividends paid to Employers Mutual
        (reimbursement for non-GAAP expense) ....     (106,647)     (201,195)

  Dividends paid to public stockholders..........     (944,759)     (334,765)
                                                  ------------  ------------
      Net cash used in financing activities .....   (1,617,179)     (867,445)
                                                  ------------  ------------
NET INCREASE IN CASH ............................       57,665    14,210,556
Cash at beginning of year .......................       61,088   (14,069,102)
                                                  ------------  ------------
Cash at end of quarter .......................... $    118,753  $    141,454
                                                  ============  ============


See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included. The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

     The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.

     Certain amounts previously reported in prior years' consolidated financial statements have been reclassified to conform to current year presentation.

     In reading these financial statements, reference should be made to the Company's 2004 Form 10-K or the 2004 Annual Report to Shareholders for more detailed footnote information.


2.  CHANGE IN POOLING AGREEMENT

     The Company's aggregate participation in the pooling agreement increased from 23.5 percent to 30.0 percent effective January 1, 2005. In connection with this change in the pooling agreement, the Company's liabilities increased $115,042,355, invested assets increased $107,801,259 and other assets increased $722,361. The Company reimbursed Employers Mutual $6,518,735 for expenses that were incurred to generate the additional business assumed by the Company, but this expense was offset by an increase in deferred policy acquisition costs. The Company also received $274,963 in interest income from Employers Mutual as the actual cash settlement did not occur until February 15, 2005.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

3.  REINSURANCE

     The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months ended March 31, 2005 and 2004 is presented below.

                                          Three months ended March 31,
                                        --------------------------------
                                             2005             2004
                                        --------------   ---------------
Premiums written
    Direct ............................   $ 45,183,821     $ 47,744,535
    Assumed from non-affiliates .......      1,080,913          958,985
    Assumed from affiliates ...........    131,959,040       88,030,997
    Ceded to non-affiliates ...........     (5,952,318)      (4,306,164)
    Ceded to affiliates ...............    (45,183,821)     (47,744,535)
                                          ------------     ------------
      Net premiums written ............   $127,087,635     $ 84,683,818
                                          ============     ============
Premiums earned
    Direct ............................   $ 46,476,249     $ 51,770,304
    Assumed from non-affiliates .......        788,430          959,524
    Assumed from affiliates ...........    105,372,597       86,537,425
    Ceded to non-affiliates ...........     (4,866,957)      (4,038,667)
    Ceded to affiliates ...............    (46,476,249)     (51,770,304)
                                          ------------     ------------
      Net premiums earned .............   $101,294,070     $ 83,458,282
                                          ============     ============
Losses and settlement expenses incurred
    Direct ............................   $ 25,673,741     $ 27,042,551
    Assumed from non-affiliates .......      3,986,379          759,089
    Assumed from affiliates ...........     68,590,906       51,465,913
    Ceded to non-affiliates ...........     (9,734,277)      (1,263,825)
    Ceded to affiliates ...............    (25,673,741)     (27,042,551)
                                          ------------     ------------
      Net losses and settlement
        expenses incurred .............   $ 62,843,008     $ 50,961,177
                                          ============     ============

     The large increases in net premiums written and earned, and net losses and settlement expenses incurred in 2005 reflect the increase in the Company's aggregate participation interest in the pooling agreement. Net premiums written for 2005 also include a $29,630,612 portfolio adjustment, which serves as an offset to the increase in net unearned premiums recognized in connection with the pooling change.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

4.  STOCK BASED COMPENSATION

     The Company has no stock based compensation plans of its own; however, Employers Mutual has several stock plans that utilize the common stock of the Company. The Company receives the current fair value for any shares issued under these plans. Under the terms of the pooling and quota share agreements, stock option expense is allocated to the Company as determined on a statutory basis of accounting; however, for these GAAP basis financial statements the Company accounts for the stock option plans using the intrinsic value method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under the provisions of APB 25, no compensation expense is recognized from the operation of Employers Mutual's stock option plans since the exercise price of the options is equal to the fair value of the stock on the date of grant.

     The Company's insurance subsidiaries reimburse Employers Mutual for their share of the statutory-basis compensation expense associated with stock option exercises under the terms of the pooling and quota share agreements. The statutory-basis compensation expense that was paid by the Company's subsidiaries to Employers Mutual ($106,647 and $201,195 for the three months ended March 31, 2005 and 2004, respectively) was reclassified as a dividend payment to Employers Mutual in these GAAP-basis financial statements.

     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS
148), "Accounting for Stock-Based Compensation," to Employers Mutual's stock option plans:

                                                Three months ended
                                                     March 31,
                                            -------------------------
                                                2005          2004
                                            -----------    ----------
Net income, as reported ..................  $10,502,596    $8,349,095
Deduct:  Stock-based employee compensation
      expense determined under the fair
      value method for all awards, net of
      related tax effects ................       19,128         8,017
                                            -----------    ----------
Pro forma net income .....................  $10,483,468    $8,341,078
                                            ===========    ==========
Net income per share:
  Basic and diluted -
    As reported ..........................        $0.77         $0.72
    Pro forma ............................        $0.77         $0.72

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) "Share-Based Payment," which is a revision of SFAS 123 and supersedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. The pro forma disclosures previously allowed under SFAS 123 will no longer be an alternative to financial statement recognition. The transition methods for adoption include the modified-prospective and modified-retroactive methods. The modified-prospective method requires that compensation expense be recorded for all unvested stock options that exist upon the adoption of SFAS 123(R). Under the modified-retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The effective date for SFAS 123(R) was originally the first interim and annual periods beginning after June 15, 2005, with earlier adoption encouraged. On April 14, 2005, the Securities and Exchange Commission approved a rule which delayed the required effective date of SFAS 123(R) until fiscal years beginning after June 15, 2005. The Company is currently evaluating the requirements of SFAS 123(R), including the adoption method alternatives, but does not expect adoption of this statement to have a material effect on the operating results of the Company.


5.  SEGMENT INFORMATION

     The Company's operations consist of a property and casualty insurance segment and a reinsurance segment. The property and casualty insurance segment writes both commercial and personal lines of insurance, with a focus on medium-sized commercial accounts. The reinsurance segment provides reinsurance for other insurers and reinsurers. The segments are managed separately due to differences in the insurance products sold and the business environment in which they operate.

                        Property
Three months ended    and casualty                  Parent
  March 31, 2005       insurance    Reinsurance    company      Consolidated
----------------      ------------ ------------ -------------  --------------
Premiums earned ..... $ 79,718,272 $ 21,575,798                $  101,294,070

Underwriting gain ...    5,204,474      308,942                     5,513,416
Net investment income    6,341,481    2,495,277 $      94,952       8,931,710
Realized gains
  (losses) ..........      867,114     (138,672)            -         728,442
Other income ........       96,096            -             -          96,096
Interest expense ....      193,125       84,975             -         278,100
Other expense .......      171,329            -       234,801         406,130
                      ------------ ------------ -------------  --------------
Income (loss) before
  income tax expense
  (benefit) ......... $ 12,144,711 $  2,580,572 $    (139,849) $   14,585,434
                      ============ ============ =============  ==============

Assets .............. $774,275,990 $237,344,672 $ 232,830,983  $1,244,451,645
Eliminations ........            -            -  (227,636,611)   (227,636,611)
Reclassifications ...     (278,623)  (2,537,775)     (215,547)     (3,031,945)
                      ------------ ------------ -------------  --------------
     Net assets ..... $773,997,367 $234,806,897 $   4,978,825  $1,013,783,089
                      ============ ============ =============  ==============

                 EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                        Property
Three months ended    and casualty                  Parent
  March 31, 2004       insurance    Reinsurance    company      Consolidated
----------------      ------------ ------------ -------------  --------------
Premiums earned ..... $ 61,360,228 $ 22,098,054                $   83,458,282

Underwriting gain ...    4,040,349    1,173,866                     5,214,215
Net investment income    4,966,371    2,295,483 $      12,123       7,273,977
Realized gains ......      289,967      110,560             -         400,527
Other income ........       76,479            -             -          76,479
Interest expense ....      193,125       84,975             -         278,100
Other expense .......      180,397            -       143,341         323,738
                      ------------ ------------ -------------  --------------
Income (loss) before
  income tax expense
  (benefit) ......... $  8,999,644 $  3,494,934 $    (131,218) $   12,363,360
                      ============ ============ =============  ==============

Assets .............. $658,572,895 $261,981,767 $ 191,402,682  $1,111,957,344
Eliminations ........            -            -  (186,143,463)   (186,143,463)
Reclassifications ...      (68,652)           -       (12,206)        (80,858)
                      ------------ ------------ -------------  --------------
     Net assets ..... $658,504,243 $261,981,767 $   5,247,013  $  925,733,023
                      ============ ============ =============  ==============

6.  INCOME TAXES

     The actual income tax expense for the three months ended March 31, 2005 and 2004 differed from the "expected" tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

                                                        Three months ended
                                                             March 31,
                                                     ------------------------
                                                         2005         2004
                                                     -----------  -----------
Computed "expected" tax expense ...................  $ 5,104,902  $ 4,327,176

Increases (decreases) in tax resulting from:
    Tax-exempt interest income ....................   (1,087,696)    (611,073)
    Proration of tax-exempt interest and dividends
      received deduction ..........................      170,802       98,022
    Other, net ....................................     (105,170)     200,140
                                                     -----------  -----------
        Income tax expense ........................  $ 4,082,838  $ 4,014,265
                                                     ===========  ===========

                 EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

7.  EMPLOYEE RETIREMENT PLANS

     The components of net periodic benefit cost for the Employers Mutual pension plan and postretirement benefit plans are as follows:

                                              Three months ended
                                                   March 31,
                                           -------------------------
                                              2005           2004
                                           ----------     ----------
Pension Plan:
  Service cost ..........................  $1,872,977     $1,704,630
  Interest cost .........................   1,947,072      1,755,222
  Expected return on plan assets ........  (2,220,757)    (1,690,132)
  Amortization of net loss ..............     204,905        213,922
  Amortization of prior service costs ...     111,864        191,456
                                           ----------     ----------
    Net periodic pension benefit cost ...  $1,916,061     $2,175,098
                                           ==========     ==========

Postretirement benefit plans:
  Service cost ..........................  $1,039,981     $1,144,127
  Interest cost .........................   1,018,762      1,078,509
  Expected return on plan assets ........    (272,282)      (225,221)
  Amortization of net loss ..............      10,023        147,830
                                           ----------     ----------
    Net periodic postretirement
      benefit cost ......................  $1,796,484     $2,145,245
                                           ==========     ==========

     Pension expense allocated to the Company amounted to $587,002 and $528,723 for the three months ended March 31, 2005 and 2004, respectively.

     Postretirement benefit expense allocated to the Company amounted to $512,544 and $481,853 for the three months ended March 31, 2005 and 2004, respectively.

     Employers Mutual plans to contribute approximately $2,500,000 to the pension plan and $3,770,000 to the postretirement benefit plans in 2005. As of March 31, 2005, Employers Mutual has not made a contribution to the pension plan and has contributed the $3,770,000 to the postretirement benefit plans.


8.  CONTINGENT LIABILITIES

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

     The participants of the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions. The Company's share of loss reserves eliminated by the purchase of these annuities was $699,913 at December 31, 2004. Due to the change in the Company's aggregate participation in the pooling agreement, this amount increased to $893,506 effective January 1, 2005. The Company has a contingent liability of $893,506 should the issuers of these annuities fail to perform under the terms of the annuities. The Company's share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries' policyholders' surplus.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

                                 (Unaudited)

COMPANY OVERVIEW

     EMC Insurance Group Inc., a 53.6 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing 78.7 percent of consolidated premiums earned in the first quarter of 2005. For purposes of this discussion, the term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the "EMC Insurance Companies."

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

     Operations of the pool give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the pool participants are not subject to the pooling agreement. The pooling agreement also provides that Employers Mutual will make up any shortfall or difference resulting from an error in its systems and/or computational processes that would otherwise result in the required restatement of the pool participants' financial statements.

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

     Effective January 1, 2005, the Company's aggregate participation in the pooling agreement increased from 23.5 percent to 30.0 percent. In connection with this change in the pooling agreement, the Company's liabilities increased $115,042,000, invested assets increased $107,801,000 and other assets increased $722,000. The Company reimbursed Employers Mutual $6,519,000 for expenses that were incurred to generate the additional business assumed by the Company, but this expense was offset by an increase in deferred policy acquisition costs. The Company also received $275,000 in interest income from Employers Mutual as the actual cash settlement did not occur until February 15, 2005.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

     The Company's reinsurance subsidiary assumes a 100 percent quota share portion of Employers Mutual's assumed reinsurance business, exclusive of certain reinsurance contracts. This includes all premiums and related losses, settlement expenses, and other underwriting and administrative expenses of this business, subject to a maximum loss of $1,500,000 per event. The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual; however, the reinsurance subsidiary assumes reinsurance business from the Mutual Reinsurance Bureau (MRB) pool and this pool provides a very small amount of reinsurance protection to the EMC Insurance Companies. As a result, the reinsurance subsidiary's assumed exposures include a very small portion of the EMC Insurance Companies' direct business, after ceded reinsurance protections purchased by the MRB pool are applied. In addition, the reinsurance subsidiary does not reinsure any "involuntary" facility or pool business that Employers Mutual assumes pursuant to state law. Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

     Additional information regarding issues affecting the insurance industry is presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's 2004 Form 10-K.


MANAGEMENT ISSUES AND PERSPECTIVES

     During the first quarter of 2005 management focused its attention on three primary issues affecting the Company. These issues include establishing and maintaining adequate loss and settlement expense reserves, balancing profitability and production as the insurance marketplace becomes increasingly competitive and preparing to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These issues are discussed further in the following paragraphs. A discussion of other issues affecting the Company is presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's 2004 Form 10-K.

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

      In addition to an ongoing review of claim files in the normal course of business, the Company has for many years required each of its 16 branch offices to perform a complete inventory of its open claim files during the fourth quarter of each year and to review the adequacy of each carried reserve based on current information. This fourth quarter review process has not historically resulted in a significant increase in carried reserves; however, because of heightened emphasis placed on case reserve adequacy during 2004, the review performed in the fourth quarter of 2004 generated a significant and unanticipated increase in carried reserves and a corresponding increase in settlement expense reserves. In an effort to minimize the likelihood of this occurring in the future, beginning in 2005 the branch offices are required to perform a complete inventory and review of their open claim files semi-annually rather than annually as previously required. The first review is to be completed by the end of May and the second review is to be completed by the end of November each year. This new procedure is designed to help assure that necessary reserve adjustments are implemented on a timely basis.

     In addition to recent actions taken to improve reserve adequacy, effective March 1, 2005, Richard K. Schulz, an employee of Employers Mutual, became the senior claims executive officer. Mr. Schulz was the claims manager at the Chicago branch office for the last five years and has over ten years of prior insurance industry experience. Mr. Schulz reports to William A. Murray, Executive Vice President and Chief Operating Officer.

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

     The Company, which is not currently an accelerated filer, has completed the majority of the documentation of its work flow and internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Efforts during the first quarter of 2005 focused on the remediation of identified gaps in existing controls and the verification of controls at the various branch offices. Efforts for the remainder of 2005 will include testing of the documented controls, remediation of any controls that are found to be not working as designed and the establishment of a maintenance process. Management expects to complete its initial assessment of the Company's internal control over financial reporting by mid July, which will allow sufficient time for the Company's independent auditors to perform their analysis and testing procedures and issue their report on the Company's internal control over financial reporting as of December 31, 2005.


CRITICAL ACCOUNTING POLICIES

     The accounting policies considered by management to be critically important in the preparation and understanding of the Company's financial statements and related disclosures are presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's 2004 Form 10-K.


RESULTS OF OPERATIONS

     Segment information and consolidated net income for the three months ended March 31, 2005 and 2004 is as follows:
                                                        Three months ended
                                                            March 31,
                                                       --------------------
($ in thousands)                                         2005        2004
                                                       --------    --------
Property and Casualty Insurance
Premiums earned ...................................... $ 79,718    $ 61,360
Losses and settlement expenses .......................   47,131      36,395
Acquisition and other expenses .......................   27,383      20,925
                                                       --------    --------
Underwriting gain .................................... $  5,204    $  4,040
                                                       ========    ========

Loss and settlement expense ratio ....................     59.1%       59.3%
Acquisition expense ratio ............................     34.4        34.1
                                                       --------    --------
Combined ratio .......................................     93.5%       93.4%
                                                       ========    ========

Losses and settlement expenses:
    Insured events of current year ................... $ 53,724    $ 39,820
    Decrease in provision for insured
      events of prior years ..........................   (6,593)     (3,425)
                                                       --------    --------
        Total losses and settlement expenses ......... $ 47,131    $ 36,395
                                                       ========    ========
Catastrophe and storm losses ......................... $  1,764    $    870
                                                       ========    ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)
                                                        Three months ended
                                                            March 31,
                                                       --------------------
($ in thousands)                                         2005        2004
                                                       --------    --------
Reinsurance
Premiums earned ...................................... $ 21,576    $ 22,098
Losses and settlement expenses .......................   15,712      14,566
Acquisition and other expenses .......................    5,555       6,358
                                                       --------    --------
Underwriting gain .................................... $    309    $  1,174
                                                       ========    ========

Loss and settlement expense ratio ....................     72.8%       65.9%
Acquisition expense ratio ............................     25.8        28.8
                                                       --------    --------
Combined ratio .......................................     98.6%       94.7%
                                                       ========    ========

Losses and settlement expenses:
    Insured events of current year ................... $ 15,005    $ 14,931
    Increase (decrease) in provision for
      insured events of prior years ..................      707        (365)
                                                       --------    --------
        Total losses and settlement expenses ......... $ 15,712    $ 14,566
                                                       ========    ========

Catastrophe and storm losses ......................... $    861    $    145
                                                       ========    ========

Consolidated
REVENUES
Premiums earned ...................................... $101,294    $ 83,458
Net investment income ................................    8,932       7,274
Realized investment gains ............................      728         401
Other income .........................................       96          76
                                                       --------    --------
                                                        111,050      91,209
                                                       --------    --------
LOSSES AND EXPENSES
Losses and settlement expenses .......................   62,843      50,961
Acquisition and other expenses .......................   32,938      27,283
Interest expense .....................................      278         278
Other expense ........................................      406         324
                                                       --------    --------
                                                         96,465      78,846
                                                       --------    --------

Income before income tax expense .....................   14,585      12,363
Income tax expense ...................................    4,082       4,014
                                                       --------    --------
Net income ........................................... $ 10,503    $  8,349
                                                       ========    ========

Net income per share ................................. $   0.77    $   0.72
                                                       ========    ========

Loss and settlement expense ratio ....................     62.0%       61.1%
Acquisition expense ratio ............................     32.6        32.7
                                                       --------    --------
Combined ratio .......................................     94.6%       93.8%
                                                       ========    ========

Losses and settlement expenses:
    Insured events of current year ................... $ 68,729    $ 54,751
    Decrease in provision for insured
      events of prior years ..........................   (5,886)     (3,790)
                                                       --------    --------
        Total losses and settlement expenses ......... $ 62,843    $ 50,961
                                                       ========    ========

Catastrophe and storm losses ......................... $  2,625    $  1,015
                                                       ========    ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

     Net income increased 25.8 percent to a record $10,503,000 ($0.77 per share) in the first quarter of 2005 from the previous record of $8,349,000 ($0.72 per share) reported in the first quarter of 2004. This increase is primarily attributed to an increase in investment income stemming from a large increase in invested assets. The Company's invested assets increased as a result of $34,890,000 of net proceeds received from the follow-on stock offering completed in October 2004 and the receipt of $107,801,000 in cash in February 2005 in connection with the change in the pooling agreement. Also contributing to the increase in net income was a lower effective tax rate and a moderate increase in underwriting profits to $5,513,000 in the first quarter of 2005 from $5,214,000 in 2004. There have been indications of increased rate competition during the first quarter of 2005, but management continues to emphasize its goal of achieving profitability over production. Achieving an underwriting profit is always stressed, but has become even more critical in this lingering low interest rate environment.

Premium income

     Premiums earned increased 21.4 percent to $101,294,000 in the first quarter of 2005 from $83,458,000 in the first quarter of 2004. This increase is primarily attributed to the Company's increased participation in the pooling agreement, but also reflects the impact of rate increases that were implemented during 2004. On an overall basis, rate competition increased moderately in the property and casualty insurance marketplace during the first quarter of 2005. However, there were indications of more intense rate competition in select territories and lines of business, and the Company expects market conditions to remain competitive for the remainder of the year. The Company will continue to implement rate increases in those lines of business and/or territories where such action is warranted, but the overall level of these rate increases is expected to be smaller than those implemented during 2004.

     Premiums earned for the property and casualty insurance segment increased
29.9 percent to $79,718,000 in the first quarter of 2005 from $61,360,000 in the first quarter of 2004, primarily as a result of the change in the pooling agreement. To better understand the first quarter results, it is helpful to look at the net pool numbers, which are not impacted by the pool change. Comparing first quarter 2005 to first quarter 2004, net premiums earned increased 2.9 percent as a result of rate increases implemented during the last two years. Premium rate levels for most lines of business were considered to be at, or near, adequate levels at the end of 2002.
Accordingly, progressively smaller and more targeted rate increases were implemented during 2003 and 2004 and the first quarter of 2005. This fine tuning of the Company's rate structure has been directed toward specific accounts, territories and lines of business where additional rate increases were warranted. Due to the timing of policy renewals and the earning of premiums ratably over the terms of the underlying policies, a time delay exists for implemented rate increases to have a noticeable impact on premiums earned.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

     Premiums written for the property and casualty insurance segment increased 75.9 percent to 105,853,000 in the first quarter of 2005 from $60,184,000 in the first quarter of 2004. This large increase is attributed to the change in the pooling agreement and includes a portfolio adjustment of $29,631,000, which serves as an offset to the increase in the unearned premium reserve. Excluding this portfolio adjustment, premiums written increased 26.6 percent in 2005. Looking at the net pool numbers, which are not impacted by the pool change, premiums written increased 0.3 percent in the first quarter of 2005. This slight increase reflects a decline in new business and a decline in the number of rate increases implemented due to increased competition in the marketplace and the current level of rate adequacy. The overall rate level on new and renewal policies increased approximately
0.5 percent for the first quarter of 2005 compared to approximately 4.0 percent in 2004, which is consistent with the marketplace. Commercial lines new business premium decreased approximately 3.0 percent during the first quarter of 2005, and personal lines new business premium decreased approximately 18.5 percent. However, policy retention remained at approximately 86.0 percent in commercial lines and 82.0 percent in personal lines. Though the Company will continue to implement rate increases in select lines of business and/or territories, premium rate levels for most lines of business are not expected to change significantly in 2005. In light of the improvements that have been achieved in both the pricing and the quality of the Company's book of business, management has become more receptive to opportunities to write new business, but continues to stress profitability over production.

     Premiums earned for the reinsurance segment decreased 2.4 percent to $21,576,000 in the first quarter of 2005 from $22,098,000 in the first quarter of 2004, primarily as a result of the loss of a significant account.
Employers Mutual has not been able to retain several accounts in recent years due to its current "A-" (Excellent) A.M. Best rating. Employers Mutual is attempting to replace this business with new accounts and increased participation on existing accounts; however, no significant new accounts were added during the first quarter of 2005. Premium rate increases on excess-of-loss contracts remained relatively flat for January 2005 renewals, but there were some signs of softening during the first quarter. Premium rate levels continue to be considered adequate, as the rate increases implemented during the last several years were realized in conjunction with moderate declines in the related exposure base due to increased retention levels and coverage exclusions for terrorist activities. In addition, both excess-of-loss and pro-rata contracts have benefited from improved industry-wide rate levels at the primary company level. The estimate of earned but not reported premiums increased $400,000 during the first quarter of 2005, compared to a decrease of $790,000 in the first quarter of 2004.

     As previously reported, the board of directors of the MRB pool, of which Employers Mutual is a member, has authorized management to pursue the addition of one or two new assuming companies to the pool. No action was taken during the first quarter of 2005 and the earliest that a new member could begin participating in the pool would therefore be January 2006. If additional assuming companies are added to the pool, Employers Mutual's participation will be reduced and the reinsurance segment's premium volume will decline in the short-term; however, this action will strengthen MRB's surplus base and should favorably impact their ability to attract new business.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

Losses and settlement expenses

     Losses and settlement expenses increased 23.3 percent to $62,843,000 in the first quarter of 2005 from $50,961,000 in the first quarter of 2004. The majority of this increase is attributed to the Company's increased participation in the pooling agreement. The loss and settlement expense ratio (losses and settlement expenses expressed as a percentage of premiums earned) increased slightly to 62.0 percent in 2005 from 61.1 percent in 2004. The Company benefited from an increase in the amount of favorable development experienced on prior years' reserves; however, this benefit was partially offset by an increase in catastrophe and storm losses.

     The loss and settlement expense ratio for the property and casualty insurance segment decreased slightly to 59.1 percent in the first quarter of 2005 from 59.3 percent in the first quarter of 2004. An increase in the amount of favorable development experienced on prior years' reserves more than offset increases in claim severity and catastrophe and storm losses. The rise in claim severity in the first quarter of 2005 is generally attributed to the establishment of more adequate case reserves on current accident year losses. Overall loss frequency continued to trend downward in the first quarter of 2005; however, there are some signs that loss frequency may be leveling out, especially in the workers' compensation line of business.

      The loss and settlement expense ratio for the reinsurance segment increased to 72.8 percent in the first quarter of 2005 from 65.9 percent in the first quarter of 2004. This increase reflects adverse development on prior years' reserves reported by the MRB pool and an increase in catastrophe and storm losses, most notably European storm Erwin.

Acquisition and other expenses

     Acquisition and other expenses increased 20.7 percent to $32,938,000 in the first quarter of 2005 from $27,283,000 in the first quarter of 2004. This increase is primarily attributed to the Company's increased participation in the pooling agreement. The expense ratio (acquisition and other expenses expressed as a percentage of premiums earned) decreased slightly to 32.6 percent in 2005 from 32.7 percent in 2004, primarily due to lower commission expenses in the reinsurance segment.

     For the property and casualty insurance segment, the expense ratio increased to 34.4 percent in the first quarter of 2005 from 34.1 percent in the first quarter of 2004. This increase is primarily due to an increase in policyholder dividends, which reflects improved underwriting results on eligible accounts, and to a much lesser extent, an increase in agents' profit share expense.

     The property and casualty insurance subsidiaries incurred $6,519,000 of commission expense in connection with the change in the pooling agreement. This commission expense is used to reimburse Employers Mutual for the expenses it incurred to generate the additional insurance business that was transferred to the Company on January 1, 2005. However, due to the fact that acquisition expenses, which include commissions, are deferred and amortized to expense as the related premiums are earned, all of the $6,519,000 of commission expense was capitalized as a deferred policy acquisition cost, and is being amortized to expense as the unearned premiums become earned. This provides a proper matching of acquisition expenses and premium income.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

     For the reinsurance segment, the expense ratio decreased to 25.8 percent in the first quarter of 2005 from 28.8 percent in the first quarter of 2004. This decrease is attributed to a decline in both commission and contingent commission expense reported by the MRB pool. The commission expense for 2004 includes $1,033,000 related to an increase in participation in the MRB pool from 25 percent to 33 percent; however, this expense was partially offset by an increase in the asset for deferred policy acquisition costs.

Investment results

     Net investment income increased 22.8 percent to $8,932,000 in the first quarter of 2005 from $7,274,000 in the first quarter of 2004 due to a significant increase in invested assets. As previously discussed, the Company received $34,890,000 of net proceeds from the follow-on stock offering in October 2004 and received $107,801,000 in February 2005 in connection with the change in the pooling agreement. The Company also received $275,000 of interest income from Employers Mutual as the cash settlement for the pooling change did not occur until February 15, 2005. Investment rates of return continue to be negatively impacted by the lingering low interest rate environment. During this prolonged period of low interest rates, many of the Company's higher yielding securities have been called. The proceeds from these called securities, and from maturing securities, have been reinvested at the current lower interest rates, resulting in less investment income. During the second quarter of 2004, interest rates became more attractive and the Company began investing in long-term securities; however, the majority of these purchases were in tax-exempt bonds, which carry a lower interest rate but a higher after-tax rate of return. Realized investment gains totaled $728,000 in the first quarter of 2005 and $401,000 in the first quarter of 2004. The Company did not recognize any other-than-temporary impairment losses in the first quarter of 2005 or 2004.

Income Tax

     Income tax expense increased 1.7 percent to $4,082,000 in the first quarter of 2005 from $4,014,000 in the first quarter of 2004. The effective tax rate declined to 28.0 percent for the first quarter of 2005 from 32.5 percent for the same period of 2004. The decrease in the effective tax rate primarily reflects the Company's increased emphasis on tax-exempt securities.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

     Liquidity is a measure of a company's ability to generate sufficient cash to meet cash obligations as they come due. The Company generated positive cash flows from operations of $110,725,000 during the first quarter of 2005 compared to $4,332,000 for the first quarter of 2004. Included in cash flows from operations for the first quarter of 2005 is $107,801,000 received from Employers Mutual in connection with the change in the pooling agreement. Excluding this amount, cash flows from operations for the first quarter of 2005 amounted to $2,924,000. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims. These positive cash flows provide the foundation of the Company's asset/liability management program and are the primary drivers of the Company's liquidity. When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies. In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. As of March 31, 2005, the Company did not have any significant variations between the maturity dates of its investments and the expected payments of its loss and settlement expense reserves.

     The Company is a holding company whose principal assets are its investments in its insurance subsidiaries. As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet its obligations and to pay cash dividends to its stockholders. State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval. The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2005 without prior regulatory approval is approximately $32.2 million. The Company received $1,357,000 and $1,576,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $2,039,000 and $1,730,000 in the first quarter of 2005 and 2004, respectively.

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

     The Company maintains a portion of its investment portfolio in relatively short term and highly liquid investments to ensure the availability of funds to pay claims and expenses. The remainder of the investment portfolio, excluding investments in equity securities, is invested in securities with maturities that approximate the anticipated liabilities of the insurance written. At March 31, 2005, approximately 39 percent of the Company's fixed maturity securities were in U.S. government or U.S. government agency issued securities. A variety of maturities are maintained in the Company's portfolio to assure adequate liquidity. The maturity structure of the fixed maturity investments is also established by the relative attractiveness of yields on short, intermediate and long-term securities. The Company does not invest in high-yield, non-investment grade debt securities; however, an exception was made to this policy in 2004 when non-investment grade MCI debt securities were sold and then repurchased in order to recognize a current income tax benefit.

     The Company considers itself to be a long-term investor and generally purchases fixed maturity investments with the intent to hold them to maturity. Despite this intent, the Company has historically classified a portion of its fixed maturity investments as available-for-sale securities to provide flexibility in the management of the portfolio. Since the third quarter of 1999, all newly acquired fixed maturity investments have been classified as available-for-sale securities to provide increased management flexibility.
The Company had unrealized holding gains, net of deferred taxes, on fixed maturity securities available-for-sale totaling $10,685,000 and $15,511,000 at March 31, 2005 and December 31, 2004, respectively. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as changing conditions warrant.

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

     The Company held $5,542,000 and $5,550,000 in minority ownership interests in limited partnerships and limited liability companies at March 31, 2005 and December 31, 2004, respectively. The Company does not hold any other unregistered securities.

     The Company carried a pension asset of $2,820,000 and $2,684,000 at March 31, 2005 and December 31, 2004, respectively. Postretirement benefit liabilities reflected in the Company's financial statements totaled $12,248,000 and $9,486,000 at March 31, 2005 and December 31, 2004,
respectively. Included in these increases is $722,000 of pension assets and $2,518,000 of postretirement benefit liabilities transferred to the Company in connection with the change in the pooling agreement.

Capital Resources

     Capital resources consist of stockholders' equity and debt, representing funds deployed or available to be deployed to support business operations.
For the Company's insurance subsidiaries, capital resources are required to support premium writings. Regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. All of the Company's insurance subsidiaries were well under this guideline at March 31, 2005.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

     The Company had total cash and invested assets with a carrying value of $901.8 million and $779.4 million as of March 31, 2005 and December 31, 2004, respectively. The following table summarizes the Company's cash and invested assets as of the dates indicated:

                                            March 31, 2005
                            ---------------------------------------------
                            Amortized                 Total at   Carrying
($ in thousands)               Cost     Fair Value   Fair Value    Value
                            ---------   ----------   ----------  --------
Fixed maturities,
  held-to-maturity ........ $ 20,058     $ 21,020        2.3%    $ 20,058
Fixed maturities,
  available-for-sale ......  694,474      710,913       78.8%     710,913
Equity securities,
  available-for-sale ......   60,571       79,855        8.8%      79,855
Cash ......................      119          119          -          119
Short-term investments ....   85,339       85,339        9.5%      85,339
Other long-term
  investments .............    5,542        5,542        0.6%       5,542
                            --------     --------      -----     --------
                            $866,103     $902,788      100.0%    $901,826
                            ========     ========      =====     ========

                                          December 31, 2004
                            ---------------------------------------------
                            Amortized                 Total at   Carrying
($ in thousands)               Cost     Fair Value   Fair Value    Value
                            ---------   ----------   ----------  --------
Fixed maturities,
  held-to-maturity ........ $ 29,206     $ 30,594        3.9%    $ 29,206
Fixed maturities,
  available-for-sale ......  595,791      619,654       79.4      619,654
Equity securities,
  available-for-sale ......   59,589       78,693       10.1       78,693
Cash ......................       61           61          -           61
Short-term investments ....   46,239       46,239        5.9       46,239
Other long-term
  investments .............    5,550        5,550        0.7        5,550
                            --------     --------      -----     --------
                            $736,436     $780,791      100.0%    $779,403
                            ========     ========      =====     ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

     The amortized cost and estimated fair value of fixed maturity and equity securities at March 31, 2005 were as follows:

                                              Held-to maturity
                               ----------------------------------------------
                                             Gross        Gross     Estimated
                               Amortized   unrealized   unrealized     fair
($ in thousands)                  cost       gains        losses      value
                               ---------   ----------   ----------  ---------
U.S. treasury securities and
  obligations of U.S.
  government corporations
  and agencies .............   $  19,031   $      877   $        -  $  19,908
Mortgage-backed securities         1,027           85            -      1,112
                               ---------   ----------   ----------  ---------
    Total securities
      held-to-maturity .....   $  20,058   $      962   $        -  $  21,020
                               =========   ==========   ==========  =========

                                              Available-for sale
                               ----------------------------------------------
                                             Gross        Gross     Estimated
                               Amortized   unrealized   unrealized     fair
                                  cost       gains        losses      value
                               ---------   ----------   ----------  ---------
U.S. treasury securities and
  obligations of U.S.
  government corporations
  and agencies .............  $  273,088   $      138   $    1,037  $ 272,189
Obligations of states and
  political subdivisions ...     255,293        8,660          452    263,501
Mortgage-backed securities        10,893          588            -     11,481
Public utilities ...........       9,196        1,054            -     10,250
Debt securities issued by
  foreign governments ......       7,145          149            -      7,294
Corporate securities .......     138,859        8,094          754    146,199
                              ----------   ----------   ----------  ---------
    Total fixed maturity
      securities ...........     694,474       18,683        2,243    710,914
                              ----------   ----------   ----------  ---------
Equity securities ..........      60,571       19,903          619     79,855
                              ----------   ----------   ----------  ---------
    Total securities
      available-for-sale      $  755,045   $   38,586   $    2,862  $ 790,769
                              ==========   ==========   ==========  =========

     The Company's insurance and reinsurance subsidiaries have $36,000,000 of surplus notes issued to Employer Mutual. These surplus notes have an annual interest rate of 3.09 percent and do not have a maturity date. Payment of interest and repayment of principal can only be made out of the applicable subsidiary's statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile. The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries. The Company's subsidiaries incurred $278,000 of interest expense on these surplus notes in the first quarter of 2005 and 2004. At December 31, 2004, the Company's subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2004.

     As of March 31, 2005, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations

    During 2004 the Company had one fixed maturity security series (MCI Communications Corporation) that was determined other-than-temporarily impaired. MCI Communications Corporation was owned by WorldCom Inc., whose corporate bonds were downgraded to junk status in May 2002 when it reported the detection of accounting irregularities. On June 30, 2002 the Company recognized $3,821,000 of realized loss when the carrying value of this investment was reduced from an aggregate book value of $5,604,000 to the then current fair value of $1,783,000. The fair value of the MCI bonds then partially recovered, resulting in pre-tax unrealized gains of $1,035,000 recognized during 2002 and $1,811,000 recognized during 2003. During the second quarter of 2004 the Company received three new series of fixed maturity securities (with impaired book values) issued by MCI Communications Corporation in conjunction with a payout award received under a bankruptcy court approved "Plan of Reorganization." This payout was recorded as a tax-free exchange and the new bonds were assigned a book value equal to the book value of the defaulted bonds that were replaced ($5,509,000). The par value of the new bonds reflected the settlement amount of 79.2 cents per dollar ($4,552,000) and the fair value of the new bonds was $4,241,000 at the time of the payout. Based on these facts, a realized investment gain of $3,826,000 was recognized in the second quarter of 2004 to offset the other-than-temporary impairment loss previously recognized in the second quarter of 2002 and an other-than-temporary impairment loss of $1,268,000 was recognized to reduce the book value of the new bonds to fair value at the time of the payout. The new bonds were sold during the third quarter of 2004 for income tax purposes, resulting in an additional realized gain of $187,000.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

     At March 31, 2005, the Company had unrealized losses on held-to-maturity and available-for-sale securities as presented in the table below. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services. None of these securities are considered to be in concentrations by either security type or industry. The Company uses several factors to determine whether the carrying value of an individual security has been other-than-temporarily impaired.
Such factors include, but are not limited to, the security's value and performance in the context of the overall markets, length of time and extent the security's fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. Based on these factors, and the Company's ability and intent to hold the fixed maturity securities until maturity, it was determined that the carrying value of these securities was not other-than-temporarily impaired at March 31, 2005. Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company's investments. Should a determination be made at some point in the future that these unrealized losses are other-than-temporary, the Company's earnings would be reduced by approximately $1,860,000, net of tax; however, the Company's financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company's financial statements as a component of stockholders' equity, net of deferred taxes.

     Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of March 31, 2005.

Description of securities        Fair value      Unrealized losses
----------------------------     ----------      -----------------
($ in thousands)
Fixed maturity securities:
  Less than six months ........   $276,255              $1,894
  Six to twelve months ........      5,946                  55
  Twelve months or longer .....     14,703                 294
                                  --------              ------
    Total fixed maturity
      securities ..............    296,904               2,243
                                  --------              ------
Equity securities:
  Less than six months ........     10,908                 609
  Six to twelve months ........        101                  10
  Twelve months or longer .....          -                   -
                                  --------              ------
    Total equity securities ...     11,009                 619
                                  --------              ------
      Total temporarily
        impaired securities ...   $307,913              $2,862
                                  ========              ======

     The Company has no fixed maturity securities that are non-investment grade and have unrealized losses at March 31, 2005. The Company does not invest in non-investment grade securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase. An exception was made to this policy in 2004 when the Company sold and then repurchased non-investment grade MCI debt securities (Moody's bond rating of B) in order to recognize a current income tax benefit. The MCI debt securities are considered non-investment grade, but are carried at their fair value of $4,780,000, which exceeded their book value of $4,480,000.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

     Following is a schedule of gross realized losses recognized in 2005 along with the associated book values and sales prices aged according to the length of time the underlying securities were in an unrealized loss position. This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc. The Company's equity portfolio is managed on a "tax-aware" basis, which generally results in sales of securities at a loss to offset sales of securities at a gain, thus minimizing the Company's income tax expense. Fixed maturity securities were not included in the schedule since no realized losses were recognized on these investments stemming from disposals other than corporate actions. Fixed maturity securities are generally held until maturity.

                                                                Gross
                                           Book       Sales    realized
($ in thousands)                           value      price      loss
                                         ---------  ---------  ---------
Equity securities:
    Three months or less ............... $   6,212  $   5,735  $     477
    Over three months to six months ....       342        283         59
    Over six months to nine months .....         -          -          -
    Over nine months to twelve months ..       297        254         43
    Over twelve months .................         -          -          -
                                         ---------  ---------  ---------
                                         $   6,851  $   6,272  $     579
                                         =========  =========  =========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

     The increase in the Company's aggregate participation in the pooling agreement effective January 1, 2005 had a significant affect on its contractual obligations for expected payments in the settlement of its loss reserves and its share of real estate operating leases and software operating leases expensed through the pool. The Company's contractual obligation for long-term debt did not change from that presented in the Company's 2004 Form 10-K. The following table reflects the Company's contractual obligations as of March 31, 2005.

                                            Payments due by period
                              -----------------------------------------------
                                          Less                        More
                                          than      1-3      4-5      than
                               Total     1 year    years    years    5 years
                              --------  --------  -------  -------   --------
                                              ($ in thousands)
Contractual Obligations
Loss and settlement expense
  reserves (1) .............  $520,249  $207,215  $190,255  $64,147  $ 58,632
Long-term debt .............    36,000         -         -        -    36,000
Real estate operating leases     9,506     1,063     2,675    2,164     3,604
Software operating leases ..       479       479         -        -         -
                              --------  --------  --------  -------  ---------
Total ......................  $566,234  $208,757  $192,930  $66,311  $ 98,236
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

     Estimated guaranty fund assessments of $1,238,000 and $1,207,000, which are used by states to pay claims of insolvent insurers domiciled in that state, have been accrued as of March 31, 2005 and December 31, 2004, respectively. The guaranty fund assessments are expected to be paid over the next two years with premium tax offsets of $1,629,000 expected to be realized within ten years of the payments. Estimated second injury fund assessments of $1,620,000 and $1,390,000, which are designed to encourage employers to employ a worker with a pre-existing disability, have been accrued as of March 31, 2005 and December 31, 2004, respectively. The second injury fund assessment accruals are based on projected loss payments. The periods over which the assessments will be paid is not known.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

     The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions. The Company's share of loss reserves eliminated by the purchase of these annuities was $700,000 at December 31, 2004. Due to the change in the Company's aggregate participation in the pooling agreement, this amount increased to $894,000 effective January 1, 2005, therefore, the Company has a contingent liability of $894,000 should the issuers of these annuities fail to perform under the terms of the annuities. The Company's share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries' policyholders' surplus.


NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) "Share-Based Payment," which is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees." SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. The pro forma disclosures previously allowed under SFAS 123 will no longer be an alternative to financial statement recognition. The transition methods for adoption include the modified-prospective and modified-retroactive methods. The modified-prospective method requires that compensation expense be recorded for all unvested stock options that exist upon the adoption of SFAS 123(R). Under the modified-retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The effective date for SFAS 123(R) was originally the first interim and annual periods beginning after June 15, 2005, with earlier adoption encouraged. On April 14, 2005, the Securities and Exchange Commission approved a rule which delayed the required effective date of SFAS 123(R) until fiscal years beginning after June 15, 2005. The Company is currently evaluating the requirements of SFAS 123(R), including the adoption method alternatives, but does not expect adoption of this statement to have a material effect on the operating results of the Company.


SUBSEQUENT EVENTS

     On May 5, 2005 Standard & Poors downgraded the credit rating of General Motors Corporation to non-investment grade status. The Company has $3,000,000 of General Motors Acceptance Corporation bonds that mature in September 2006 and an additional $3,000,000 of bonds that mature in September 2016. Management does not believe that any of these securities are other-than-temporarily impaired at this time, but will continue to monitor this situation closely.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides issuers the opportunity to make cautionary statements regarding forward-looking statements. Accordingly, any forward-looking statement contained in this report is based on management's current beliefs, assumptions and expectations of the Company's future performance, taking into account all information currently available to management. These beliefs, assumptions and expectations can change as the result of many possible events or factors, not all of which are known to management. If a change occurs, the Company's business, financial condition, liquidity, results of operations, plans and objectives may vary materially from those expressed in the forward-looking statements The risks and uncertainties that may affect the actual results of the Company include, but are not limited to, the following: catastrophic events and the occurrence of significant severe weather conditions; the adequacy of loss and settlement expense reserves; state and federal legislation and regulations; changes in our industry, interest rates or the performance of financial markets and the general economy; rating agency actions and other risks and uncertainties inherent to the Company's business. When the Company uses the words "believe", "expect", "anticipate", "estimate" or similar expressions, the Company intends to identify forward-looking statements. You should not place undue reliance on these forward-looking statements.

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

     Two categories of influences on market risk exist as it relates to financial instruments. First are systematic aspects, which relate to the investing environment and are out of the control of the investment manager. Second are non-systematic aspects, which relate to the construction of the investment portfolio through investment policies and decisions, and are under the direct control of the investment manager. Due to systematic changes, several components of market risk increased noticeably during 2002 and 2003, but appear to have leveled off or declined in 2004 and the first quarter of 2005. As it relates to equity price risk, the poor performance of the markets during that period resulted in declines in the values of the Company's equity investments. This risk appears to be declining due to the recovery of the markets. Credit quality risk rose, resulting in declines in the values of several bond investments stemming from the many high-profile bankruptcies and other downgrade activities during that period. This risk also appears to be subsiding as the general economic condition continues to show signs of strengthening. Prepayment risk increased, primarily for the mortgage-backed securities, as declines in interest rates during that period accelerated the payment of higher-interest rate mortgages through re-financing activity. And finally, to a lesser extent interest rate risk increased due to interest rates bottoming-out during that period. Future interest rate increases will result in declines in the values of fixed maturity securities from their current values. Throughout all these systematic changes, the Company has continued its commitment to controlling non-systematic risk through sound investment policies and diversification.

     Further analysis of the components of the Company's market risk (including interest rate risk, equity price risk, credit quality risk, and prepayment risk) can be found in the Company's 2004 Form 10-K.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 4.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were functioning effectively as of the end of the period covered by this report to provide reasonable assurance that the Company can meet its disclosure obligations. There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                 EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table sets forth information regarding purchases of equity securities for the three months ended March 31, 2005:

                  (a) Total   (b) Average  (c) Total     (d) Maximum Number
                  Number of    Price Paid   Number of     (or Approximate
                   Shares       Per Share   Shares (or    Dollar Value) of
                  (or Units)   (or Unit)    Units)        Shares (or Units)
                  Purchased                 Purchased as  that May Yet Be
                                            Part of       Purchased Under
                                            Publicly      The Plans or
                                            Announced     Programs
                                            Plans or
     Period                                 Programs
----------------  ----------  -----------  -------------  -----------------

1/1/05 - 1/31/05       141 (1)   $20.97         -                -

2/1/05 - 2/28/05       120 (1)    18.07         -                -

3/1/05 - 3/31/05     1,632 (1)    19.72         -                -
                  ----------  -----------  -------------  -----------------
Total                1,893       $19.71         -                -
                  ==========  ===========  =============  =================

(1) All shares were purchased in the open market under the Company's dividend reinvestment and common stock purchase plan.


ITEM 6.  EXHIBITS

    (b)  31.1  Certification of President and Chief Executive Officer as
               required by Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                              EMC INSURANCE GROUP INC.
                              Registrant



                              /s/  Bruce G. Kelley
                              --------------------------
                              Bruce G. Kelley
                              President & Chief Executive Officer



                              /s/  Mark E. Reese
                              --------------------------
                              Mark E. Reese
                              Senior Vice President and
                              Chief Financial Officer

Date:  May 13, 2005