Form 10-Q
period 2005-06-30
EMC INSURANCE GROUP INC
filed 2005-08-12
CIK 356130

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended JUNE 30, 2005
                                   -------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ________________ to  _______________

Commission File Number: 0-10956
                        -------

                           EMC INSURANCE GROUP INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Iowa                                              42-6234555
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


 717 Mulberry Street, Des Moines, Iowa                           50309
--------------------------------------                         ---------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at July 29, 2005
                  -----                      ----------------------------
     Common stock, $1.00 par value                     13,605,840

Total pages    45
               --

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                (Unaudited)

                                                    June 30,     December 31,
                                                      2005           2004
                                                 --------------  ------------
ASSETS
Investments:
  Fixed maturities:
    Securities held-to-maturity, at amortized
      cost (fair value $20,040,392 and
      $16,908,726) ............................. $   19,226,288  $ 15,895,607
    Securities available-for-sale, at fair value
      (amortized cost $652,649,086 and
      $541,401,950) ............................    678,614,386   565,000,931
  Fixed maturity securities on loan:
    Securities held-to-maturity, at amortized
      cost (fair value $788,432 and
      $13,684,880) .............................        761,879    13,310,264
    Securities available-for-sale, at fair value
      (amortized cost $53,351,569 and
      $54,389,046) .............................     53,608,811    54,653,472
  Equity securities available-for-sale, at fair
    value (cost $61,183,374 and $59,589,434) ...     82,076,827    78,692,893
  Other long-term investments, at cost .........      5,706,817     5,550,093
  Short-term investments, at cost ..............     59,124,225    46,238,853
                                                 --------------  ------------
           Total investments ...................    899,119,233   779,342,113

Balances resulting from related party
  transactions with Employers Mutual:
    Reinsurance receivables ....................     36,156,345    26,316,358
    Prepaid reinsurance premiums ...............      4,658,650     3,682,676
    Deferred policy acquisition costs ..........     34,134,673    27,940,583
    Defined benefit retirement plan, prepaid
      asset ....................................      2,232,820     2,684,463
    Other assets ...............................      3,370,243     1,877,564
    Indebtedness of related party ..............      7,712,226             -

Cash ...........................................        511,958        61,088
Accrued investment income ......................      9,580,070     8,726,292
Accounts receivable (net of allowance for
  uncollectible accounts of $0 and $0) .........        213,304       216,836
Income taxes recoverable .......................      2,526,626     3,399,485
Deferred income taxes ..........................     10,066,413     9,504,193
Goodwill, at cost less accumulated amortization
  of $2,616,234 and $2,616,234 .................        941,586       941,586
Securities lending collateral ..................     55,560,180    70,122,695
                                                 --------------  ------------
           Total assets ........................ $1,066,784,327  $934,815,932
                                                 ==============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                 (Unaudited)

                                                    June 30,     December 31,
                                                      2005           2004
                                                 --------------  ------------
LIABILITIES
Balances resulting from related party
  transactions with Employers Mutual:
    Losses and settlement expenses ............. $  538,186,796  $429,677,302
    Unearned premiums ..........................    160,647,881   131,589,365
    Other policyholders' funds .................      3,098,432     2,825,809
    Surplus notes payable ......................     36,000,000    36,000,000
    Indebtedness to related party ..............              -     6,058,848
    Employee retirement plans ..................     12,962,321     9,764,406
    Other liabilities ..........................     16,999,267    20,304,475

Securities lending obligation ..................     55,560,180    70,122,695
                                                 --------------  ------------
       Total liabilities .......................    823,454,877   706,342,900
                                                 --------------  ------------

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized
  20,000,000 shares; issued and outstanding,
  13,605,671 shares in 2005 and 13,568,945
  shares in 2004 ...............................     13,605,671    13,568,945
Additional paid-in capital .....................    104,142,392   103,467,293
Accumulated other comprehensive income .........     30,625,397    27,928,463
Retained earnings ..............................     94,955,990    83,508,331
                                                 --------------  ------------
       Total stockholders' equity ..............    243,329,450   228,473,032
                                                 --------------  ------------
       Total liabilities and stockholders'
         equity ................................ $1,066,784,327  $934,815,932
                                                 ==============  ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)

All balances presented below, with the exception of investment income, realized investment gains and income tax expense (benefit), are the result of related party transactions with Employers Mutual.

                               Three months ended        Six months ended
                                    June 30,                 June 30,
                           ------------------------ -------------------------
                                2005        2004        2005         2004
                           ------------ ----------- ------------ ------------
REVENUES
  Premiums earned .........$104,202,209 $83,984,287 $205,496,279 $167,442,569
  Net investment income ...  10,200,537   6,865,663   19,132,247   14,139,640
  Realized investment
    gains .................     833,237   3,181,108    1,561,679    3,581,635
  Other income ............     147,574     265,112      243,670      341,591
                           ------------ ----------- ------------ ------------
                            115,383,557  94,296,170  226,433,875  185,505,435
                           ------------ ----------- ------------ ------------
LOSSES AND EXPENSES
  Losses and settlement
    expenses ..............  73,543,676  63,647,449  136,386,684  114,608,626
  Dividends to
    policyholders .........     791,213   1,095,581    2,342,072    1,863,623
  Amortization of deferred
    policy acquisition
    costs .................  23,721,250  17,900,296   46,207,961   36,319,823
  Other underwriting
    expenses ..............  10,191,685   7,179,548   19,091,761   15,274,869
  Interest expense ........     278,100     278,100      556,200      556,200
  Other expenses ..........     508,390     419,217      914,520      742,955
                           ------------ ----------- ------------ ------------
                            109,034,314  90,520,191  205,499,198  169,366,096
                           ------------ ----------- ------------ ------------
    Income before income
      tax expense .........   6,349,243   3,775,979   20,934,677   16,139,339
                           ------------ ----------- ------------ ------------
INCOME TAX EXPENSE
  (BENEFIT)
    Current ...............   1,807,444     502,254    7,285,837    4,312,738
    Deferred ..............    (618,859)   (192,211)  (2,014,414)      11,570
                           ------------ ----------- ------------ ------------
                              1,188,585     310,043    5,271,423    4,324,308
                           ------------ ----------- ------------ ------------
        Net income ........$  5,160,658 $ 3,465,936 $ 15,663,254 $ 11,815,031
                           ============ =========== ============ ============

Net income per common
  share
  - basic and diluted .....$        .38 $       .30 $       1.15 $       1.02
                           ============ =========== ============ ============

Dividends per common share $        .15 $       .15 $        .30 $        .30
                           ============ =========== ============ ============

Average number of common
  shares outstanding
  - basic and diluted .....  13,602,194  11,558,120   13,593,652   11,540,381
                           ============ =========== ============ ============

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                               Three months ended        Six months ended
                                    June 30,                 June 30,
                             ----------------------- -----------------------
                                 2005        2004        2005       2004
                             ----------- ----------- ----------- -----------
Net income ................. $ 5,160,658 $ 3,465,936 $15,663,254 $11,815,031
                             ----------- ----------- ----------- -----------
OTHER COMPREHENSIVE INCOME
  Unrealized holding
    gains (losses) arising
    during the period,
    before deferred income
    tax expense (benefit) ..  12,225,986 (13,099,776)  5,710,808  (7,771,084)
  Deferred income tax
    expense (benefit) ......   4,279,094  (4,584,921)  1,998,783  (2,719,879)
                             ----------- ----------- ----------- -----------
                               7,946,892  (8,514,855)  3,712,025  (5,051,205)
                             ----------- ----------- ----------- -----------
  Reclassification
    adjustment for gains
    included in net income,
    before income tax
    expense ................    (833,237) (3,174,315) (1,561,679) (3,572,536)
  Income tax expense .......     291,633   1,111,010     546,588   1,250,388
                             ----------- ----------- ----------- -----------
                                (541,604) (2,063,305) (1,015,091) (2,322,148)
                             ----------- ----------- ----------- -----------
        Other comprehensive
          income (loss) ....   7,405,288 (10,578,160)  2,696,934  (7,373,353)
                             ----------- ----------- ----------- -----------
        Total comprehensive
          income (loss) .... $12,565,946 $(7,112,224)$18,360,188 $ 4,441,678
                             =========== =========== =========== ===========

See accompanying Notes to Interim Consolidated Financial Statements.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                       Six months ended
                                                           June 30,
                                                  --------------------------
                                                      2005          2004
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .................................... $ 15,663,254  $ 11,815,031

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Balances resulting from related party
        transactions with Employers Mutual:
          Losses and settlement expenses ........   22,750,975    25,125,721
          Unearned premiums .....................   (1,590,709)    6,636,071
          Other policyholders' funds ............     (508,984)      218,153
          Indebtedness to related party .........  (13,771,074)  (13,818,168)
          Employee retirement plans .............    1,853,560      (492,864)
          Reinsurance receivables ...............   (2,899,773)   (2,357,448)
          Prepaid reinsurance premiums ..........       42,639      (408,275)
          Deferred policy acquisition costs .....      324,645    (1,370,115)
          Commissions payable ...................   (6,726,327)   (1,919,523)
          Interest payable ......................     (556,200)     (278,100)
          Prepaid assets ........................   (1,354,089)     (652,703)
          Other, net ............................      545,257    (1,322,416)

      Accrued investment income .................     (853,778)     (360,915)
      Accrued income taxes:
        Current .................................      872,859    (5,531,891)
        Deferred ................................   (2,014,414)       11,570
      Realized investment gains .................   (1,561,679)   (3,581,635)
      Other, net ................................      527,390      (210,516)
                                                  ------------  ------------
                                                    (4,919,702)     (313,054)

      Cash provided by the change in the property
        and casualty insurance subsidiaries'
        pooling agreement .......................  107,801,259             -
                                                  ------------  ------------
           Net cash provided by
             operating activities ............... $118,544,811  $ 11,501,977
                                                  ------------  ------------

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                  (Unaudited)

                                                       Six months ended
                                                           June 30,
                                                  --------------------------
                                                      2005          2004
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities of fixed maturity securities
    held-to-maturity ............................ $  9,206,464  $  3,101,227
  Purchases of fixed maturity securities
    available-for-sale .......................... (358,351,306) (382,757,028)
  Disposals of fixed maturity securities
    available-for-sale ..........................  247,787,328   385,443,985
  Purchases of equity securities
    available-for-sale ..........................  (22,288,869)  (19,931,703)
  Disposals of equity securities
    available-for-sale ..........................   22,098,307    18,034,266
  Purchases of other long-term investments ......     (729,000)   (1,020,000)
  Disposals of other long-term investments ......      572,276       242,886
  Net sales (purchases) of short-term investments  (12,885,371)    1,878,341
                                                  ------------  ------------
      Net cash provided by (used in)
        investing activities .................... (114,590,171)    4,991,974
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Balances resulting from related party
    transactions with Employers Mutual:
      Issuance of common stock through Employers
        Mutual's stock option plans .............      711,825     1,355,987
      Dividends paid to Employers Mutual ........   (2,212,203)   (2,795,176)
      Dividends paid to Employers Mutual
        (reimbursement for non-GAAP expense) ....     (136,025)     (262,268)

  Dividends paid to public stockholders .........   (1,867,367)     (669,122)
                                                  ------------  ------------
      Net cash used in financing activities .....   (3,503,770)   (2,370,579)
                                                  ------------  ------------
NET INCREASE IN CASH ............................      450,870    14,123,372
Cash at beginning of year .......................       61,088   (14,069,102)
                                                  ------------  ------------
Cash at end of quarter .......................... $    511,958  $     54,270
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

     The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.

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

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)
3.  REINSURANCE

     The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three and six months ended June 30, 2005 and 2004 is presented below.
                                          Three months ended June 30,
                                          ---------------------------
                                              2005           2004
                                          ------------   ------------
Premiums written
    Direct ............................   $ 45,533,224   $ 49,038,944
    Assumed from non-affiliates .......      1,507,248      1,133,114
    Assumed from affiliates ...........    109,997,649     92,155,771
    Ceded to non-affiliates ...........     (5,378,211)    (4,309,189)
    Ceded to affiliates ...............    (45,533,224)   (49,038,944)
                                          ------------   ------------
      Net premiums written ............   $106,126,686   $ 88,979,696
                                          ============   ============
Premiums earned
    Direct ............................   $ 46,471,335   $ 48,864,449
    Assumed from non-affiliates .......      1,492,071      1,092,929
    Assumed from affiliates ...........    108,197,734     87,059,769
    Ceded to non-affiliates ...........     (5,487,596)    (4,168,411)
    Ceded to affiliates ...............    (46,471,335)   (48,864,449)
                                          ------------   ------------
      Net premiums earned .............   $104,202,209   $ 83,984,287
                                          ============   ============
Losses and settlement expenses incurred
    Direct ............................   $ 42,503,944   $ 26,092,955
    Assumed from non-affiliates .......        234,254        172,396
    Assumed from affiliates ...........     78,877,065     66,787,191
    Ceded to non-affiliates ...........     (5,567,643)    (3,312,138)
    Ceded to affiliates ...............    (42,503,944)   (26,092,955)
                                          ------------   ------------
      Net losses and settlement
        expenses incurred .............   $ 73,543,676   $ 63,647,449
                                          ============   ============

                                           Six months ended June 30,
                                          ---------------------------
                                              2005           2004
                                          ------------   ------------
Premiums written
    Direct ............................   $ 90,717,045   $ 96,783,479
    Assumed from non-affiliates .......      2,588,161      2,092,099
    Assumed from affiliates ...........    241,956,689    180,186,768
    Ceded to non-affiliates ...........    (11,330,529)    (8,615,353)
    Ceded to affiliates ...............    (90,717,045)   (96,783,479)
                                          ------------   ------------
      Net premiums written ............   $233,214,321   $173,663,514
                                          ============   ============
Premiums earned
    Direct ............................   $ 92,947,584   $100,634,753
    Assumed from non-affiliates .......      2,280,501      2,052,453
    Assumed from affiliates ...........    213,570,331    173,597,194
    Ceded to non-affiliates ...........    (10,354,553)    (8,207,078)
    Ceded to affiliates ...............    (92,947,584)  (100,634,753)
                                          ------------   ------------
      Net premiums earned .............   $205,496,279   $167,442,569
                                          ============   ============
Losses and settlement expenses incurred
    Direct ............................   $ 68,177,685   $ 53,135,506
    Assumed from non-affiliates .......      4,220,633        931,485
    Assumed from affiliates ...........    147,467,971    118,253,104
    Ceded to non-affiliates ...........    (15,301,920)    (4,575,963)
    Ceded to affiliates ...............    (68,177,685)   (53,135,506)
                                          ------------   ------------
      Net losses and settlement
        expenses incurred .............   $136,386,684   $114,608,626
                                          ============   ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

     The large increases in net premiums written and earned, and net losses and settlement expenses incurred, in 2005 reflect the increase in the Company's aggregate participation interest in the pooling agreement. Net premiums written for 2005 also include a $29,630,612 portfolio adjustment, which serves as an offset to the increase in net unearned premiums recognized in connection with the pooling change.


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

     The Company's insurance subsidiaries reimburse Employers Mutual for their share of the statutory-basis compensation expense associated with stock option exercises under the terms of the pooling and quota share agreements. The statutory-basis compensation expense that was paid by the Company's subsidiaries to Employers Mutual ($29,378 and $61,073 for the three months and $136,025 and $262,268 for the six months ended June 30, 2005 and 2004, respectively) was reclassified as a dividend payment to Employers Mutual in these GAAP-basis financial statements.

     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS
148), "Accounting for Stock-Based Compensation," to Employers Mutual's stock option plans:

                                 Three months ended       Six months ended
                                      June 30,                 June 30,
                               ---------------------  ------------------------
                                  2005       2004         2005         2004
                               ---------- ----------  -----------  -----------
Net income, as reported ...... $5,160,658 $3,465,936  $15,663,254  $11,815,031
Deduct:  Total stock-based
  employee compensation
  expense determined under the
  fair value method for all
  awards .....................     39,727      8,170       58,885       16,187
                               ---------- ----------  -----------  -----------
Pro forma net income ......... $5,120,931 $3,457,766  $15,604,369  $11,798,844
                               ========== ==========  ===========  ===========
Net income per share:
  Basic and diluted -
    As reported ..............      $0.38      $0.30        $1.15        $1.02
    Pro forma ................      $0.38      $0.30        $1.15        $1.02

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) "Share-Based Payment," which is a revision of SFAS 123 and supersedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. The pro forma disclosures previously allowed under SFAS 123 will no longer be an alternative to financial statement recognition. The transition methods for adoption include the modified-prospective and modified-retroactive methods. The modified-prospective method requires that compensation expense be recorded for all unvested stock options that exist upon the adoption of SFAS 123(R). Under the modified-retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The effective date for SFAS 123(R) was originally the first interim and annual periods beginning after June 15, 2005, with earlier adoption encouraged. On April 14, 2005, the Securities and Exchange Commission approved a rule which delayed the required effective date of SFAS 123(R) until fiscal years beginning after June 15, 2005. The Company will adopt SFAS 123 (R) in the first quarter of 2006 and is currently evaluating the requirements, including the adoption method alternatives. Adoption of this statement is not expected to have a material effect on the operating results of the Company.


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

                         Property
Three months ended     and casualty                   Parent
  June 30, 2005         insurance     Reinsurance     company    Consolidated
------------------     ------------  ------------  ------------  ------------
Premiums earned ...... $ 81,177,327  $ 23,024,882                $104,202,209

Underwriting gain
  (loss) .............   (5,735,276)    1,689,661                  (4,045,615)
Net investment income     7,488,089     2,665,174  $     47,274    10,200,537
Realized investment
  gains ..............      811,547        21,690             -       833,237
Other income .........      147,574             -             -       147,574
Interest expense .....      193,125        84,975             -       278,100
Other expense ........      247,520             -       260,870       508,390
                       ------------  ------------  ------------  ------------
Income (loss) before
  income tax expense
  (benefit)........... $  2,271,289  $  4,291,550  $   (213,596) $  6,349,243
                       ============  ============  ============  ============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                        Property
Three months ended    and casualty                  Parent
  June 30, 2004        insurance    Reinsurance    company      Consolidated
------------------    ------------ ------------ -------------  --------------
Premiums earned ..... $ 62,209,091 $ 21,775,196                $   83,984,287

Underwriting gain
  (loss) ............   (8,060,609)   2,222,022                    (5,838,587)
Net investment income    4,554,410    2,297,481 $      13,772       6,865,663
Realized investment
  gains .............    2,452,066      729,042             -       3,181,108
Other income ........      265,112            -             -         265,112
Interest expense ....      193,125       84,975             -         278,100
Other expense .......      228,066            -       191,151         419,217
                      ------------ ------------ -------------  --------------
Income (loss) before
  income tax expense
  (benefit) ......... $ (1,210,212)$  5,163,570 $    (177,379) $    3,775,979
                      ============ ============ =============  ==============
                        Property
Six months ended      and casualty                  Parent
  June 30, 2005         insurance   Reinsurance    company      Consolidated
----------------      ------------ ------------ -------------  --------------
Premiums earned ..... $160,895,599 $ 44,600,680                $  205,496,279

Underwriting gain
  (loss) ............     (530,802)   1,998,603                     1,467,801
Net investment income   13,829,570    5,160,451 $     142,226      19,132,247
Realized investment
  gains (losses) ....    1,678,661     (116,982)            -       1,561,679
Other income ........      243,670            -             -         243,670
Interest expense ....      386,250      169,950             -         556,200
Other expense .......      418,849            -       495,671         914,520
                      ------------ ------------ -------------  --------------
Income (loss) before
  income tax expense
  (benefit) ......... $ 14,416,000 $  6,872,122 $    (353,445) $   20,934,677
                      ============ ============ =============  ==============
Assets .............. $822,693,417 $242,515,255 $ 243,582,599  $1,308,791,271
Eliminations ........            -            -  (238,613,022)   (238,613,022)
Reclassifications ...            -   (3,355,653)      (38,269)     (3,393,922)
                      ------------ ------------ -------------  --------------
     Net assets ..... $822,693,417 $239,159,602 $   4,931,308  $1,066,784,327
                      ============ ============ =============  ==============

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

                        Property
Six months ended      and casualty                 Parent
  June 30, 2004         insurance   Reinsurance    company      Consolidated
----------------      ------------ ------------ -------------  --------------
Premiums earned ..... $123,569,319 $ 43,873,250                $  167,442,569

Underwriting gain
  (loss) ............   (4,020,260)   3,395,888                      (624,372)
Net investment income    9,520,781    4,592,964 $      25,895      14,139,640
Realized investment
  gains .............    2,742,033      839,602             -       3,581,635
Other income ........      341,591            -             -         341,591
Interest expense ....      386,250      169,950             -         556,200
Other expense .......      408,463            -       334,492         742,955
                      ------------ ------------ -------------  --------------
Income (loss) before
  income tax expense
  (benefit) ......... $  7,789,432 $  8,658,504 $    (308,597) $   16,139,339
                      ============ ============ =============  ==============
Assets .............. $654,951,908 $253,871,082 $ 183,089,792  $1,091,912,782
Eliminations ........            -            -  (175,788,921)   (175,788,921)
Reclassifications ...       (4,829)    (861,719)     (116,944)       (983,492)
                      ------------ ------------ -------------  --------------
     Net assets ..... $654,947,079 $253,009,363 $   7,183,927  $  915,140,369
                      ============ ============ =============  ==============

6.  INCOME TAXES

     The actual income tax expense for the three and six months ended June 30, 2005 and 2004 differed from the "expected" tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

                              Three months ended         Six months ended
                                   June 30,                  June 30,
                           ------------------------  ------------------------
                               2005         2004         2005         2004
                           -----------  -----------  -----------  -----------
Computed "expected" tax
  expense ................ $ 2,222,235  $ 1,321,593  $ 7,327,137  $ 5,648,769

Increases (decreases) in
  tax resulting from:
    Tax-exempt interest
      income .............  (1,099,410)    (789,216)  (2,187,106)  (1,400,289)
    Proration of
      tax-exempt interest
      and dividends
      received deduction       176,918      124,405      347,720      222,427
    Other, net ...........    (111,158)    (346,739)    (216,328)    (146,599)
                           -----------  -----------  -----------  -----------
        Income tax
          expense ........ $ 1,188,585  $   310,043  $ 5,271,423  $ 4,324,308
                           ===========  ===========  ===========  ===========

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

7.  EMPLOYEE RETIREMENT PLANS

     The components of net periodic benefit cost for the Employers Mutual pension plan and postretirement benefit plans are as follows:

                                 Three months ended       Six months ended
                                      June 30,                June 30,
                               ----------------------  ----------------------
                                  2005        2004        2005        2004
                               ----------  ----------  ----------  ----------
Pension Plan:
  Service cost ..............  $1,872,977  $1,704,630  $3,745,954  $3,409,260
  Interest cost .............   1,947,072   1,755,222   3,894,144   3,510,444
  Expected return on plan
    assets ..................  (2,220,757) (1,690,132) (4,441,514) (3,380,264)
  Amortization of net loss ..     204,905     213,922     409,810     427,844
  Amortization of prior
    service costs ...........     111,864     191,456     223,728     382,912
                               ----------  ----------  ----------  ----------
    Net periodic pension
      benefit cost ..........  $1,916,061  $2,175,098  $3,832,122  $4,350,196
                               ==========  ==========  ==========  ==========

Postretirement benefit plans:
  Service cost ..............  $1,039,981  $1,144,127  $2,079,962  $2,288,254
  Interest cost .............   1,018,762   1,078,509   2,037,524   2,157,018
  Expected return on plan
    assets ..................    (272,282)   (225,221)   (544,564)   (450,442)
  Amortization of net loss ..      10,023     147,830      20,046     295,660
                               ----------  ----------  ----------  ----------
    Net periodic
      postretirement
      benefit cost ..........  $1,796,484  $2,145,245  $3,592,968  $4,290,490
                               ==========  ==========  ==========  ==========

     Pension expense allocated to the Company was $587,002 and $1,174,004 for the three months and six months ended June 30, 2005 compared to $528,724 and $1,057,447 for the same periods in 2004.

     Postretirement benefit expense allocated to the Company was $512,544 and $1,025,088 for the three months and six months ended June 30, 2005 compared to $481,852 and $963,705 for the same periods in 2004.

     Employers Mutual plans to contribute approximately $10,000,000 to the pension plan and $3,770,000 to the postretirement benefit plans in 2005. As of June 30, 2005, Employers Mutual has not made a contribution to the pension plan and has contributed the $3,770,000 to the postretirement benefit plans.

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

                                 (Unaudited)

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

                   EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

                                 (Unaudited)
COMPANY OVERVIEW

     EMC Insurance Group Inc., a 55.4 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing 78.3 percent of consolidated premiums earned in the first six months of 2005. For purposes of this discussion, the term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the "EMC Insurance Companies."

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


MANAGEMENT ISSUES AND PERSPECTIVES

     During the first six months of 2005 management has focused its attention on three primary issues of importance to the Company. These issues include establishing and maintaining adequate loss and settlement expense reserves, balancing profitability and production as the insurance marketplace becomes increasingly competitive and preparing to comply with the requirements of
Section 404 of the Sarbanes-Oxley Act of 2002. These issues are discussed further in the following paragraphs. A discussion of other issues being addressed by management is presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's 2004 Form 10-K.

     Management has long recognized the importance of adequate capitalization for its insurance subsidiaries and has strived to maintain a strong capital position by investing their assets conservatively and, more importantly, maintaining a consistent level of loss and settlement expense reserve adequacy. Carried reserves are analyzed on a regular basis and adjustments, if necessary, are implemented on a timely basis. This procedure not only assures a consistent level of reserve adequacy, it also minimizes the impact that any required adjustment will have on current operations. This dedication to reserve adequacy was demonstrated in both 2003 and 2004 when the Company strengthened loss and settlement expense reserves in the property and casualty insurance segment in response to the findings of regularly-scheduled actuarial evaluations.

      In addition to an ongoing review of claim files in the normal course of business, the Company has for many years required each of its 16 branch offices to perform a complete inventory of its open claim files during the fourth quarter of each year and to review the adequacy of each individual case reserve based on current information. This fourth quarter review process has not historically resulted in a significant increase in case reserves; however, because of heightened emphasis placed on case reserve adequacy during 2004, the review performed in the fourth quarter of 2004 generated a significant and unanticipated increase in case reserves and a corresponding increase in settlement expense reserves. In an effort to minimize the likelihood of this occurring in the future, beginning in 2005 the branch offices are required to perform a complete inventory and review of their open claim files semi-annually rather than annually as previously required. The first review was completed during the second quarter of 2005 and the second review will be completed by the end of November. Management believes that this additional review process will help assure that necessary reserve adjustments are implemented on a timely basis.

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

     The Company, which is not currently an accelerated filer, has completed the majority of the documentation of its work flow and internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Efforts during the first six months of 2005 focused on the remediation of identified gaps in existing controls and the verification of controls at the various branch offices. Efforts for the remainder of 2005 will include testing of the documented controls, remediation of any controls that are found to be not working as designed and the establishment of a maintenance process. Management expects to complete its initial assessment of the Company's internal control over financial reporting by the end of August, which will allow sufficient time for the Company's independent auditor to perform their analysis and testing procedures and issue their report on the Company's internal control over financial reporting as of December 31, 2005.


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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

RESULTS OF OPERATIONS

     Segment information and consolidated net income for the three months and six months ended June 30, 2005 and 2004 are as follows:

                                      Three months ended Six months ended
                                           June 30,           June 30,
                                      -----------------  -----------------
($ in thousands)                        2005     2004      2005     2004
                                      -------- --------  -------- --------
Property and Casualty Insurance
Premiums earned ..................... $ 81,177 $ 62,209  $160,895 $123,569
Losses and settlement expenses ......   59,119   48,476   106,250   84,871
Acquisition and other expenses ......   27,794   21,794    55,177   42,719
                                      -------- --------  -------- --------
Underwriting loss ................... $ (5,736)$ (8,061) $   (532)$ (4,021)
                                      ======== ========  ======== ========

Loss and settlement expense ratio ...     72.9%    77.9%     66.0%    68.7%
Acquisition expense ratio ...........     34.2     35.1      34.3     34.6
                                      -------- --------  -------- --------
Combined ratio ......................    107.1%   113.0%    100.3%   103.3%
                                      ======== ========  ======== ========

Losses and settlement expenses:
    Insured events of current year .. $ 56,629 $ 41,362  $110,353 $ 81,182
    Increase (decrease) in provision
      for insured events of prior
      years .........................    2,490    7,114    (4,103)   3,689
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 59,119 $ 48,476  $106,250 $ 84,871
                                      ======== ========  ======== ========

Catastrophe and storm losses ........ $  5,776 $  7,032  $  7,540 $  7,902
                                      ======== ========  ======== ========

Reinsurance
Premiums earned ..................... $ 23,025 $ 21,775  $ 44,601 $ 43,873
Losses and settlement expenses ......   14,425   15,172    30,137   29,738
Acquisition and other expenses ......    6,910    4,381    12,465   10,739
                                      -------- --------  -------- --------
Underwriting gain ................... $  1,690 $  2,222  $  1,999 $  3,396
                                      ======== ========  ======== ========

Loss and settlement expense ratio ...     62.7%    69.7%     67.6%    67.8%
Acquisition expense ratio ...........     30.0     20.1      27.9     24.5
                                      -------- --------  -------- --------
Combined ratio ......................     92.7%    89.8%     95.5%    92.3%
                                      ======== ========  ======== ========

Losses and settlement expenses:
    Insured events of current year .. $ 14,865 $ 16,289  $ 29,870 $ 31,220
    Increase (decrease) in provision
      for insured events of prior
      years .........................     (440)  (1,117)      267   (1,482)
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 14,425 $ 15,172  $ 30,137 $ 29,738
                                      ======== ========  ======== ========

Catastrophe and storm losses ........ $    205 $    165  $  1,066 $    310
                                      ======== ========  ======== ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

                                      Three months ended Six months ended
                                           June 30,           June 30,
                                      -----------------  -----------------
($ in thousands)                        2005     2004      2005     2004
                                      -------- --------  -------- --------
Consolidated
REVENUES
Premiums earned ..................... $104,202 $ 83,984  $205,496 $167,442
Net investment income ...............   10,200    6,866    19,132   14,140
Realized investment gains ...........      834    3,181     1,562    3,582
Other income ........................      148      265       244      341
                                      -------- --------  -------- --------
                                       115,384   94,296   226,434  185,505
                                      -------- --------  -------- --------
LOSSES AND EXPENSES
Losses and settlement expenses ......   73,544   63,648   136,387  114,609
Acquisition and other expenses ......   34,704   26,175    67,642   53,458
Interest expense ....................      278      278       556      556
Other expense .......................      509      419       915      743
                                      -------- --------  -------- --------
                                       109,035   90,520   205,500  169,366
                                      -------- --------  -------- --------
Income before income tax expense ....    6,349    3,776    20,934   16,139
Income tax expense ..................    1,189      310     5,271    4,324
                                      -------- --------  -------- --------
Net income .......................... $  5,160 $  3,466  $ 15,663 $ 11,815
                                      ======== ========  ======== ========

Net income per share ................ $   0.38 $   0.30  $   1.15 $   1.02
                                      ======== ========  ======== ========

Loss and settlement expense ratio ...     70.6%    75.8%     66.4%    68.4%
Acquisition expense ratio ...........     33.3     31.2      32.9     32.0
                                      -------- --------  -------- --------
Combined ratio ......................    103.9%   107.0%     99.3%   100.4%
                                      ======== ========  ======== ========

Losses and settlement expenses:
    Insured events of current year .. $ 71,494 $ 57,651  $140,223 $112,402
    Increase (decrease) in provision
      for insured events of prior
      years .........................    2,050    5,997    (3,836)   2,207
                                      -------- --------  -------- --------
        Total losses and
          settlement expenses ....... $ 73,544 $ 63,648  $136,387 $114,609
                                      ======== ========  ======== ========

Catastrophe and storm losses ........ $  5,981 $  7,197  $  8,606 $  8,212
                                      ======== ========  ======== ========

    Net income increased for both the three months and six months ended June 30, 2005 from the same periods in 2004, but the increase was limited to some extent by $2,558,000 ($1,663,000 or $0.14 per share after tax) of realized investment gains recognized during the second quarter of 2004 in connection with a bankruptcy payout award on bonds issued by MCI Communications Corporation. The increase in 2005 net income is primarily attributed to a significant increase in investment income stemming from a large increase in invested assets. The Company's invested assets increased as a result of $34,890,000 of net proceeds received from the follow-on stock offering completed in October 2004 and the receipt of $107,801,000 in cash from Employers Mutual in February 2005 in connection with the change in the pooling agreement. Also contributing to the increase in 2005 net income was an improvement in underwriting results. For the first six months of 2005 the Company posted an underwriting profit of $1,468,000 compared to an underwriting loss of $624,000 in the same period of 2004. Included in the underwriting loss of 2004 is $2,940,000 ($1,910,000 or $0.17 per share after tax) of bulk loss and settlement expense reserve strengthening that was implemented during the second quarter in response to actuarial evaluations. Premium rate competition has increased during 2005, but management continues to emphasize its goal of achieving profitability over production. Achieving an underwriting profit is always stressed, but has become even more critical in this lingering low interest rate environment.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

Premiums Earned

     Premiums earned increased 24.1 percent and 22.7 percent to $104,202,000 and $205,496,000 for the three months and six months ended June 30, 2005 from $83,984,000 and $167,442,000 for the same periods in 2004. These increases are primarily attributed to the Company's increased participation in the pooling agreement, but also reflect the impact of rate increases that were implemented in the property and casualty insurance business during 2004. On an overall basis, rate competition increased moderately in the property and casualty insurance marketplace during the first six months of 2005; however, there have been indications of more intense rate competition in select territories and lines of business and the Company expects market conditions to remain competitive for the remainder of the year. In response to these competitive market conditions, the Company has implemented slight decreases in premium rates where warranted.

     Premiums earned for the property and casualty insurance segment increased
30.5 percent and 30.2 percent to $81,177,000 and $160,895,000 for the three months and six months ended June 30, 2005 from $62,209,000 and $123,569,000 for the same periods in 2004. These increases are primarily the result of the change in the pooling agreement. To better understand the results for 2005, it is helpful to look at the net pool numbers, which are not impacted by the pool change. For the pool, net premiums earned increased 2.2 percent and 2.1 percent for the three months and six months ended June 30, 2005, respectively, from the same periods in 2004 as a result of rate increases implemented during 2004. Increased rate competition during the first six months of 2005 has resulted in the implementation of some minor decreases in premium rates, slight increases in the use of discretionary credits in commercial lines and declines in policy counts in both commercial and personal lines. Due to the timing of policy renewals and the earning of premiums ratably over the terms of the underlying policies, a time delay exists for implemented rate changes (both increases and decreases) to have a noticeable impact on premiums earned. The Company is attempting to address the loss of policy count through various measures including programs geared towards small businesses and enhanced automation to make it easier and more efficient for agents to do business with the Company.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

     Premiums written for the property and casualty insurance segment increased 26.0 percent and 49.6 percent to $84,354,000 and $190,207,000 for the three months and six months ended June 30, 2005 from $66,960,000 and $127,144,000 for the same periods in 2004. These increases are attributed to the change in the pooling agreement; however, it should be noted that the large increase for the six months ended June 30, 2005 includes a portfolio adjustment of $29,631,000, which serves as an offset to the increase in the unearned premium reserve. Excluding this portfolio adjustment, premiums written increased 26.3 percent for the six months ended June 30, 2005 compared to the same period in 2004. Looking at the net pool numbers, which are not impacted by the pool change, premiums written declined 1.3 percent and 1.0 percent for the three months and six months ended June 30, 2005 compared to the same periods in 2004, which reflects a decline in new business, some minor declines in personal lines premium rates and an increase in the use of discretionary credits. During the first half of 2005 commercial lines new business premium decreased approximately 3.1 percent and personal lines new business premium decreased approximately 16.0 percent. However, policy retention has increased to 86.1 percent in commercial lines and remained relatively steady in the personal lines at 82.3 percent for property and 83.2 percent for auto. In light of the improvements that have been achieved in both the pricing and the quality of the Company's book of business, management is receptive to opportunities to write new business, but continues to stress profitability over production.

     Premiums earned for the reinsurance segment increased 5.7 percent and 1.7 percent to $23,025,000 and $44,601,000 for the three months and six months ended June 30, 2005 from $21,775,000 and $43,873,000 for the same periods in 2004. These increases are primarily the result of a timing difference in the recording of a large foreign reinsurance contract that was reported and recorded in the second quarter of 2005 but was not reported and recorded until the third quarter of 2004. However, the impact of this timing difference was partially offset by the loss of a significant account in 2005. Employers Mutual was not able to retain this account due to its current "A-" (Excellent) A.M. Best rating. Employers Mutual is attempting to replace this business with new accounts and increased participation on existing accounts; however, no significant new accounts were added during the first half of 2005.
Premium rate increases on excess-of-loss contracts remained relatively flat at both the January and July 2005 renewals, evidence of the increasing competitiveness of the reinsurance market. Premium rate levels continue to be considered adequate, as the rate increases implemented during the last several years were realized in conjunction with moderate declines in the related exposure base due to increased retention levels and coverage exclusions for terrorist activities. In addition, both excess-of-loss and pro-rata contracts have benefited from improved industry-wide rate levels at the primary company level. The estimate of earned but not reported premiums decreased $600,000 during the three months ended June 30, 2005, resulting in a $200,000 decline for the first half of 2005. In comparison, the estimate of earned but not reported premiums increased $1,400,000 and $610,000 during the three months and six months ended June 30, 2004, respectively.

     As previously reported, the board of directors of the MRB pool, of which Employers Mutual is a member, has authorized management to pursue the addition of one or two new assuming companies to the pool. No action was taken during the first half of 2005 and the earliest that a new member could begin participating in the pool would be January 2006. If additional assuming companies are added to the pool, Employers Mutual's participation will be reduced and the reinsurance segment's premium volume will decline in the short-term; however, this action will strengthen MRB's surplus base and should favorably impact their ability to attract new business.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

Losses and settlement expenses

     Losses and settlement expenses increased 15.6 percent and 19.0 percent to $73,544,000 and $136,387,000 for the three months and six months ended June 30, 2005 from $63,648,000 and $114,609,000 for the same periods in 2004. The majority of this increase is attributed to the Company's increased participation in the pooling agreement. The loss and settlement expense ratios declined to 70.6 percent and 66.4 percent for the three months and six months ended June 30, 2005 from 75.8 percent and 68.4 percent for the same periods in 2004.

     The loss and settlement expense ratio for the property and casualty insurance segment decreased to 72.9 percent and 66.0 percent for the three months and six months ended June 30, 2005 from 77.9 percent and 68.7 percent for the same periods in 2004. This improvement is largely due to reserve strengthening actions taken in 2004, including a $2,940,000 increase in bulk loss and settlement expense reserves implemented during the second quarter in response to actuarial evaluations of the segment's carried reserves that indicated a continued upward trend in projected ultimate losses. The property and casualty insurance segment reported adverse development on prior years' reserves of $2,490,000 (0.8 percent of the December 31, 2004 carried reserves) during the three months ended June 30, 2005, but experienced favorable development of $4,103,000 for the six months ended June 30, 2005. In comparison, adverse development totaling $7,114,000 and $3,689,000 was reported for the three months and six months ended June 30, 2004, respectively. The adverse development experienced during the second quarter of 2005 was concentrated in a few branch offices and primarily occurred in the workers' compensation and commercial auto lines. Claim severity has increased during 2005, which is generally attributed to the establishment of more adequate case reserves on newly reported claims. Overall loss frequency has continued to trend downward, but there are signs that it may be leveling out, especially in the workers' compensation line of business.

     The loss and settlement expense ratio for the reinsurance segment decreased to 62.7 percent and 67.6 percent for the three months and six months ended June 30, 2005 from 69.7 percent and 67.8 percent for the same periods in 2004. The improvement in the 2005 ratios is primarily attributed to low levels of reported loss activity during the second quarter. Results for the first six months of 2005 reflect adverse development on prior years' reserves in the MRB pool and an increase in catastrophe and storm losses, most notably European storm Erwin.


Acquisition and other expenses

     Acquisition and other expenses increased 32.6 percent and 26.5 percent to $34,704,000 and $67,642,000 for the three months and six months ended June 30, 2005 from $26,175,000 and $53,458,000 for the same periods in 2004. These increases are primarily attributed to the Company's increased participation in the pooling agreement. The acquisition expense ratio increased to 33.3 percent and 32.9 percent for the three and six months ended June 30, 2005 from
31.2 percent and 32.0 percent for the same periods in 2004. These increases are primarily due to higher salary, information technology and premium tax costs.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

     For the property and casualty insurance segment, the acquisition expense ratio decreased to 34.2 percent and 34.3 percent for the three months and six months ended June 30, 2005 from 35.1 percent and 34.6 percent for the same periods in 2004. These decreases are primarily attributed to declines in policyholder dividends and agents' profit share expense, however, these declines were partially offset by increases in salary, information technology and premium tax costs.

     The property and casualty insurance subsidiaries incurred $6,519,000 of commission expense in connection with the change in the pooling agreement. This commission expense is used to reimburse Employers Mutual for expenses incurred to generate the additional insurance business that was transferred to the Company on January 1, 2005. However, due to the fact that acquisition expenses, which include commissions, are deferred and amortized to expense as the related premiums are earned, all of the $6,519,000 of commission expense was capitalized as a deferred policy acquisition cost, and is being amortized to expense as the unearned premiums become earned. This provides a proper matching of acquisition expenses and premium income.

     For the reinsurance segment, the acquisition expense ratio increased to
30.0 percent and 27.9 percent for the three months and six months ended June 30, 2005 from 20.1 percent and 24.5 percent for the same periods in 2004. These increases are primarily attributed to $1,064,000 of contingent commission income recognized during the second quarter of 2004 as a result of the favorable underwriting performance of Employers Mutual's assumed reinsurance book of business. The commission expense for 2004 includes $1,033,000 related to an increase in participation in the MRB pool from 25 percent to 33 percent; however, this expense was partially offset by an increase in the asset for deferred policy acquisition costs.


Investment results

     Net investment income increased 48.6 percent and 35.3 percent to $10,200,000 and $19,132,000 for the three months and six months ended June 30, 2005 from $6,866,000 and $14,140,000 for the same periods in 2004, and is attributed to a significant increase in invested assets. As previously discussed, the Company received $34,890,000 of net proceeds from the follow-on stock offering in October 2004 and $107,801,000 from Employers Mutual in February 2005 in connection with the change in the pooling agreement. The Company also received $275,000 of interest income from Employers Mutual as the cash settlement for the pooling change did not occur until February 15, 2005.

     The Company reported net realized investment gains of $834,000 and $1,562,000 for the three months and six months ended June 30, 2005 compared to $3,181,000 and $3,582,000 for the same periods in 2004. The large amount of realized investment gains in the second quarter of 2004 reflects $2,558,000 of net gains recognized on the Company's investment in MCI Communications Corporation bonds in conjunction with a payout award received under a bankruptcy court approved "Plan of Reorganization." The Company did not recognize any other-than-temporary impairment losses in the first half of 2005 or 2004.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

Income Tax

     Income tax expense increased for both the three months and six months ended June 30, 2005 from the same periods in 2004. The effective tax rates for the three months and six months ended June 30, 2005 were 18.7 percent and
25.2 percent, respectively, compared to 8.2 percent and 26.8 percent for the same periods of 2004. The decrease in the effective tax rate for the first six months of 2005 primarily reflects the Company's increased emphasis on tax-exempt securities.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

     Liquidity is a measure of a company's ability to generate sufficient cash flows to meet cash obligations as they come due. The Company generated positive cash flows from operations of $118,545,000 during the first half of 2005 compared to $11,502,000 for the first half of 2004. Included in cash flows from operations for the first half of 2005 is $107,801,000 received from Employers Mutual in connection with the change in the pooling agreement. Excluding this amount, cash flows from operations for the first half of 2005 amounted to $10,744,000. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims. These positive cash flows provide the foundation of the Company's asset/liability management program and are the primary drivers of the Company's liquidity. When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies. In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. As of June 30, 2005, the Company did not have any significant variations between the maturity dates of its investments and the expected payments of its loss and settlement expense reserves.

     The Company is a holding company whose principal assets are its investments in its insurance subsidiaries. As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet its obligations and to pay cash dividends to its stockholders. State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval. The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2005 without prior regulatory approval is approximately $32.2 million. The Company received $3,086,000 and $4,947,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $4,080,000 and $3,464,000 in the first six months of 2005 and 2004, respectively.

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

     The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to pay claims and expenses. The remainder of the investment portfolio, excluding investments in equity securities and other long-term investments, is invested in securities with maturities that approximate the anticipated liabilities of the insurance written. At June 30, 2005, approximately 43 percent of the Company's fixed maturity securities were in U.S. government or U.S. government agency issued securities. A variety of maturities are maintained in the Company's portfolio to assure adequate liquidity. The maturity structure of the fixed maturity investments is also established by the relative attractiveness of yields on short, intermediate and long-term securities. The Company does not invest in high-yield, non-investment grade debt securities; however, an exception was made to this policy in 2004 when non-investment grade MCI debt securities were sold and then repurchased in order to recognize a current income tax benefit.

     The Company considers itself to be a long-term investor and generally purchases fixed maturity investments with the intent to hold them to maturity. Despite this intent, the Company currently classifies purchases of fixed maturity investments as available-for-sale to provide flexibility in the management of the investment portfolio. The Company had unrealized holding gains, net of deferred taxes, on fixed maturity securities available-for-sale totaling $17,045,000 and $15,511,000 at June 30, 2005 and December 31, 2004,
respectively. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as changing conditions warrant.

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

     The Company held $5,707,000 and $5,550,000 in minority ownership interests in limited partnerships and limited liability companies at June 30, 2005 and December 31, 2004, respectively. The Company does not hold any other unregistered securities.

     The Company carried a pension asset of $2,233,000 and $2,684,000 at June 30, 2005 and December 31, 2004, respectively. Postretirement benefit liabilities reflected in the Company's financial statements totaled $12,492,000 and $9,486,000 at June 30, 2005 and December 31, 2004,
respectively. Included in the 2005 amounts is $722,000 of pension assets and $2,518,000 of postretirement benefit liabilities transferred to the Company in connection with the change in the pooling agreement.


Capital Resources

     Capital resources consist of stockholders' equity and debt, representing funds deployed or available to be deployed to support business operations.
For the Company's insurance subsidiaries, capital resources are required to support premium writings. Regulatory guidelines suggest that the ratio of a property and casualty insurer's annual net premiums written to its statutory surplus should not exceed 3 to 1. All of the Company's insurance subsidiaries were well under this guideline at June 30, 2005.

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

     The Company had total cash and invested assets with a carrying value of $899.6 million and $779.4 million as of June 30, 2005 and December 31, 2004, respectively. The following table summarizes the Company's cash and invested assets as of the dates indicated:

                                            June 30, 2005
                            ---------------------------------------------
                            Amortized                 Total at   Carrying
($ in thousands)               Cost     Fair Value   Fair Value    Value
                            ---------   ----------   ----------  --------
Fixed maturities,
  held-to-maturity ........ $ 19,988     $ 20,829        2.3%    $ 19,988
Fixed maturities,
  available-for-sale ......  706,001      732,223       81.3%     732,223
Equity securities,
  available-for-sale ......   61,183       82,077        9.1%      82,077
Cash ......................      512          512        0.1%         512
Short-term investments ....   59,124       59,124        6.6%      59,124
Other long-term
  investments .............    5,707        5,707        0.6%       5,707
                            --------     --------      -----     --------
                            $852,515     $900,472      100.0%    $899,631
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
                            ========     ========      =====     ========

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

     The amortized cost and estimated fair value of fixed maturity and equity securities at June 30, 2005 were as follows:

                                              Held-to maturity
                               ----------------------------------------------
                                             Gross        Gross     Estimated
                               Amortized   unrealized   unrealized     fair
($ in thousands)                  cost       gains        losses      value
                               ---------   ----------   ----------  ---------
U.S. treasury securities and
  obligations of U.S.
  government corporations
  and agencies .............   $  19,025   $      756   $        -  $  19,781
Mortgage-backed securities           963           85            -      1,048
                               ---------   ----------   ----------  ---------
    Total securities
      held-to-maturity .....   $  19,988   $      841   $        -  $  20,829
                               =========   ==========   ==========  =========


                                              Available-for sale
                               ----------------------------------------------
                                             Gross        Gross     Estimated
                               Amortized   unrealized   unrealized     fair
                                  cost       gains        losses      value
                               ---------   ----------   ----------  ---------
U.S. treasury securities and
  obligations of U.S.
  government corporations
  and agencies .............  $  292,896   $      855   $      137  $ 293,614
Obligations of states and
  political subdivisions ...     251,976       14,009            5    265,980
Mortgage-backed securities        10,409          645            -     11,054
Public utilities ...........       9,198        1,211            -     10,409
Debt securities issued by
  foreign governments ......       7,112          260            -      7,372
Corporate securities .......     134,410        9,858          474    143,794
                              ----------   ----------   ----------  ---------
    Total fixed maturity
      securities ...........     706,001       26,838          616    732,223
                              ----------   ----------   ----------  ---------
Equity securities ..........      61,183       22,018        1,124     82,077
                              ----------   ----------   ----------  ---------
    Total securities
      available-for-sale ...  $  767,184   $   48,856   $    1,740  $ 814,300
                              ==========   ==========   ==========  =========

     The Company's insurance and reinsurance subsidiaries have $36,000,000 of surplus notes issued to Employer Mutual. These surplus notes have an annual interest rate of 3.09 percent and do not have a maturity date. Payment of interest and repayment of principal can only be made out of the applicable subsidiary's statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile. The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries. The Company's subsidiaries incurred $556,000 of interest expense on these surplus notes in the first six months of 2005 and 2004. At December 31, 2004, the Company's subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2004.

     As of June 30, 2005, the Company had no material commitments for capital expenditures.

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


Investment Impairments and Considerations

    The Company has not recorded any other-than-temporary investment impairments during the first six months of 2005. During 2004 the Company had one fixed maturity security series (MCI Communications Corporation) that was determined to be other-than-temporarily impaired. MCI Communications Corporation was owned by WorldCom Inc., whose corporate bonds were downgraded to junk status in May 2002 when it reported the detection of accounting irregularities. On June 30, 2002 the Company recognized $3,821,000 of realized loss when the carrying value of this investment was reduced from an aggregate book value of $5,604,000 to the then current fair value of $1,783,000. The fair value of the MCI bonds then partially recovered, resulting in pre-tax unrealized gains of $1,035,000 recognized during 2002 and $1,811,000 recognized during 2003. During the second quarter of 2004 the Company received three new series of fixed maturity securities (with impaired book values) issued by MCI Communications Corporation in conjunction with a payout award received under a bankruptcy court approved "Plan of Reorganization." This payout was recorded as a tax-free exchange and the new bonds were assigned a book value equal to the book value of the defaulted bonds that were replaced ($5,509,000). The par value of the new bonds reflected the settlement amount of 79.2 cents per dollar ($4,552,000) and the fair value of the new bonds was $4,241,000 at the time of the payout. Based on these facts, a realized investment gain of $3,826,000 was recognized in the second quarter of 2004 to offset the other-than-temporary impairment loss previously recognized in the second quarter of 2002 and an other-than-temporary impairment loss of $1,268,000 was recognized to reduce the book value of the new bonds to fair value at the time of the payout. The new bonds were sold during the third quarter of 2004 for income tax purposes, resulting in an additional realized gain of $187,000.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

     At June 30, 2005, the Company had unrealized losses on held-to-maturity and available-for-sale securities as presented in the table below. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services. None of these securities are considered to be in concentrations by either security type or industry. The Company uses several factors to determine whether the carrying value of an individual security has been other-than-temporarily impaired.
Such factors include, but are not limited to, the security's value and performance in the context of the overall markets, length of time and extent the security's fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. Based on these factors, and the Company's ability and intent to hold the fixed maturity securities until maturity, it was determined that the carrying value of these securities was not other-than-temporarily impaired at June 30, 2005. Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company's investments. Should a determination be made at some point in the future that these unrealized losses are other-than-temporary, the Company's earnings would be reduced by approximately $1,131,000, net of tax; however, the Company's financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company's financial statements as a component of stockholders' equity, net of deferred taxes.

     Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of June 30, 2005.

Description of securities        Fair value      Unrealized losses
-------------------------        ----------      -----------------
($ in thousands)
Fixed maturity securities:
  Less than six months ........   $ 14,636             $   489
  Six to twelve months ........     29,386                 105
  Twelve months or longer .....      4,399                  22
                                  --------              ------
    Total fixed maturity
      securities ..............     48,421                 616
                                  --------              ------
Equity securities:
  Less than six months ........     16,456                 939
  Six to twelve months ........      1,225                 185
  Twelve months or longer .....          -                   -
                                  --------              ------
    Total equity securities ...     17,681               1,124
                                  --------              ------
      Total temporarily
        impaired securities ...   $ 66,102              $1,740
                                  ========              ======

     The Company held two series of General Motors Acceptance Corporation fixed maturity securities that were considered non-investment grade at June 30, 2005, with one of those series in an unrealized loss position ($453,000 unrealized loss before tax). All other non-investment grade fixed maturity securities held at June 30, 2005 (MCI, Sears Roebuck Acceptance Corporation, and US Freightways Corporation) were in an unrealized gain position. The Company does not invest in non-investment grade securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase. An exception was made to this policy in 2004 when the Company sold and then repurchased non-investment grade MCI debt securities (Moody's bond rating of B) in order to recognize a current income tax benefit.

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

                                                                Gross
                                           Book       Sales    realized
($ in thousands)                           value      price      loss
                                         ---------  ---------  ---------
Equity securities:
    Three months or less ............... $   8,282  $   7,640  $     642
    Over three months to six months ....     1,009        917         92
    Over six months to nine months .....         -          -          -
    Over nine months to twelve months ..       297        254         43
    Over twelve months .................         -          -          -
                                         ---------  ---------  ---------
                                         $   9,588  $   8,811  $     777
                                         =========  =========  =========

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

     The increase in the Company's aggregate participation in the pooling agreement effective January 1, 2005 had a significant affect on its contractual obligations for expected payments in the settlement of its loss reserves and its share of real estate operating leases and software operating leases expensed through the pool. The Company's contractual obligation for long-term debt did not change from that presented in the Company's 2004 Form 10-K. The following table reflects the Company's contractual obligations as of June 30, 2005.

                                           Payments due by period
                              -----------------------------------------------
                                          Less                        More
                                          than      1-3      4-5      than
                                Total    1 year    years    years    5 years
                              --------  --------  --------  -------  --------
                                              ($ in thousands)
Contractual Obligations
Loss and settlement expense
  reserves (1) .............  $538,187  $214,360  $196,815  $66,358  $ 60,654
Long-term debt .............    36,000         -         -        -    36,000
Real estate operating leases     9,152       709     2,675    2,164     3,604
Software operating leases ..       479       479         -        -         -
                              --------  --------  --------  -------  --------
Total ......................  $583,818  $215,548  $199,490  $68,522  $100,258
                              ========  ========  ========  =======  ========

(1) The amounts presented are estimates of the dollar amounts and time periods in which the Company expects to pay out its gross loss and settlement expense reserves. These amounts are based on historical payment patterns and do not represent actual contractual obligations. The actual payment amounts and the related timing of those payments could differ significantly from these estimates.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

     Estimated guaranty fund assessments of $1,285,000 and $1,207,000, which are used by states to pay claims of insolvent insurers domiciled in that state, have been accrued as of June 30, 2005 and December 31, 2004, respectively. The guaranty fund assessments are expected to be paid over the next two years with premium tax offsets of $1,682,000 expected to be realized within ten years of the payments. Estimated second injury fund assessments of $1,760,000 and $1,390,000, which are designed to encourage employers to employ a worker with a pre-existing disability, have been accrued as of June 30, 2005 and December 31, 2004, respectively. The second injury fund assessment accruals are based on projected loss payments. The periods over which the assessments will be paid is not known.

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


NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) "Share-Based Payment," which is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees." SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. The pro forma disclosures previously allowed under SFAS 123 will no longer be an alternative to financial statement recognition. The transition methods for adoption include the modified-prospective and modified-retroactive methods. The modified-prospective method requires that compensation expense be recorded for all unvested stock options that exist upon the adoption of SFAS 123(R). Under the modified-retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The effective date for SFAS 123(R) was originally the first interim and annual periods beginning after June 15, 2005, with earlier adoption encouraged. On April 14, 2005, the Securities and Exchange Commission approved a rule which delayed the required effective date of SFAS 123(R) until fiscal years beginning after June 15, 2005. The Company will adopt SFAS 123 (R) in the first quarter of 2006 and is currently evaluating the requirements, including the adoption method alternatives. Adoption of this statement is not expected to have a material effect on the operating results of the Company.

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, CONTINUED

                                 (Unaudited)

     In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and SFAS No. 3." SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principles, unless express guidance in newly issued pronouncements indicate alternative transition accounting or it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of a change in accounting principles, the new accounting principle is applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, with a corresponding adjustment made to the opening balance of retained earnings for that period. If it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, the new accounting principle is applied prospectively from the earliest date practicable. Corrections of errors are to be handled in a similar manner. The provisions of SFAS 154 are to be applied to changes in accounting principles and corrections of errors on or after January 1, 2006. The Company does not expect adoption of this statement to have an effect on the operating results of the Company.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         (CONTINUED)

                                 (Unaudited)

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURIES AND USE OF PROCEEDS

     The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended June 30, 2005:

                  (a) Total   (b) Average  (c) Total     (d) Maximum Number
                  Number of    Price Paid   Number of     (or Approximate
                   Shares       Per Share   Shares (or    Dollar Value) of
                  (or Units)   (or Unit)    Units)        Shares (or Units)
                  Purchased                 Purchased as  that May Yet Be
                                            Part of       Purchased Under
                                            Publicly      The Plans or
                                            Announced     Programs
                                            Plans or
     Period                                 Programs
---------------- ---------    ----------  --------------  -----------------
4/1/05 - 4/30/05       176 (1)   $16.95         -           $    -

5/1/05 - 5/31/05   149,815 (1)    18.03      149,683 (2)     12,301,674

6/1/05 - 6/30/05    97,089 (1)    18.03       95,500 (2)     10,580,140
                  ---------    ---------    ---------     -----------------
Total              247,080       $18.03      245,183        $10,580,140
                  =========    =========    =========     =================

(1) 176, 132 and 1,589 shares were purchased in the open market in April, May and June, respectively, under the Company's dividend reinvestment and common stock purchase plan.

(2) On May 12, 2005 the Company announced that its parent company, Employers Mutual Casualty Company, had initiated a $15 million stock purchase program under which Employers Mutual would purchase shares of the Company's common stock in the open market. This purchase program was effective immediately and does not have an expiration date.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)  Annual Meeting of Stockholders
         EMC Insurance Group Inc.
         May 26, 2005

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

                  EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

   (c)  Items voted upon and number of votes cast:

         1.  Election of directors
                                         Votes         Votes
                     Nominee            Cast for      Withheld
             ------------------------  ----------    ---------
             George C. Carpenter, III  12,159,178    1,121,929
             Margaret A. Ball          10,239,434    3,041,673
             David J. Fisher           12,688,736      592,371
             Bruce G. Kelley           11,125,803    2,155,304
             George W. Kochheiser      11,124,119    2,156,988
             Raymond A. Michel         12,158,295    1,122,812
             Fredrick A. Schiek        11,122,467    2,158,640
             Joanne L. Stockdale       12,692,764      588,343

         2. Proposal to amend Employers Mutual Casualty Company's 2003 Incentive Stock Option Plan to increase by 500,000 the number of shares subject thereto:

               For 11,310,484    Against 889,022  Abstain 20,392
                   ----------            -------          ------

               Delivered not voted 1,061,209
                                   ---------

         3. Proposal to ratify the appointment of Ernst & Young LLP as the independent auditor of the Company for the year ended December 31, 2005:

               For 13,265,330    Against   5,908  Abstain  9,869
                   ----------            -------          ------

    (d)  None.


ITEM 6.  EXHIBITS

         31.1 Certification of the President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of the Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

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




                              EMC INSURANCE GROUP INC.
                              Registrant



                              /s/  Bruce G. Kelley
                              ---------------------------
                              Bruce G. Kelley
                              President & Chief Executive Officer



                              /s/  Mark E. Reese
                              ---------------------------
                              Mark E. Reese
                              Senior Vice President and
                              Chief Financial Officer

Date: August 12, 2005