Form 10-Q
period 2005-09-30
EMC INSURANCE GROUP INC
filed 2005-11-14
CIK 356130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to __________________

Commission File Number: 0-10956

EMC INSURANCE GROUP INC
(Exact name of registrant as specified in its charter)

Iowa	42-6234555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

717 Mulberry Street, Des Moines, Iowa	50309
(Address of principal executive office)	(Zip Code)

(515) 280-2902
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
☐ Yes	☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common stock, $1.00 par value	13,617,505

Total pages	43

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements.	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	37
Item 4.	Controls and Procedures.	37

PART II	OTHER INFORMATION
Item 2.	Unregistered sales of Equity Securities and Use of Proceeds.	38
Item 6.	Exhibits.	38

Signatures		39

Certifications		40-43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost
(fair value $17,786,192 and $16,908,726)	$ 17,275,657	$ 15,895,607
Securities available-for-sale, at fair value
(amortized cost $746,156,565 and $541,401,950)	762,785,981	565,000,931
Fixed maturity securities on loan:
Securities held-to-maturity, at amortized cost
(fair value $2,683,444 and $13,684,880)	2,625,611	13,310,264
Securities available-for-sale, at fair value
(amortized cost $1,343,381 and $54,389,046)	1,379,635	54,653,472
Equity securities available-for-sale, at fair value
(cost $62,382,022 and $59,589,434)	87,193,363	78,692,893
Other long-term investments, at cost	4,340,451	5,550,093
Short-term investments, at cost	48,432,174	46,238,853
Total investments	924,032,872	779,342,113

Balances resulting from related party transactions with
Employers Mutual:
Reinsurance receivables	42,154,166	26,316,358
Prepaid reinsurance premiums	5,556,024	3,682,676
Deferred policy acquisition costs	37,694,582	27,940,583
Defined benefit retirement plan, prepaid asset	1,645,822	2,684,463
Other assets	2,614,694	1,877,564
Indebtedness of related party	28,569,359	-

Cash	242,906	61,088
Accrued investment income	9,869,383	8,726,292
Accounts receivable (net of allowance for uncollectible accounts
of $0 and $0)	227,472	216,836
Income taxes recoverable	-	3,399,485
Deferred income taxes	12,740,673	9,504,193
Goodwill, at cost less accumulated amortization
of $2,616,234 and $2,616,234	941,586	941,586
Securities lending collateral	4,229,328	70,122,695
Total assets	$ 1,070,518,867	$ 934,815,932

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2005	2004
LIABILITIES
Balances resulting from related party transactions with
Employers Mutual:
Losses and settlement expenses	$556,081,348	$429,677,302
Unearned premiums	177,482,037	131,589,365
Other policyholders' funds	3,871,503	2,825,809
Surplus notes payable	36,000,000	36,000,000
Indebtedness to related party	-	6,058,848
Employee retirement plans	13,208,712	9,764,406
Other liabilities	32,426,459	20,304,475

Income taxes payable	1,101,283	-
Securities lending obligation	4,229,328	70,122,695
Total liabilities	824,400,670	706,342,900

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000
shares; issued and outstanding, 13,617,005
shares in 2005 and 13,568,945 shares in 2004	13,617,005	13,568,945
Additional paid-in capital	104,335,075	103,467,293
Accumulated other comprehensive income	26,960,056	27,928,463
Retained earnings	101,206,061	83,508,331
Total stockholders' equity	246,118,197	228,473,032

Total liabilities and stockholders' equity	$ 1,070,518,867	$ 934,815,932

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

All balances presented below, with the exception of net investment income, realized investment gain and income tax expense (benefit), are the result of related party transactions with Employers Mutual.

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004
REVENUES
Premiums earned	$ 103,414,289	$ 87,587,991	$ 308,910,568	$ 255,030,560
Net investment income	10,573,218	7,683,052	29,705,465	21,822,692
Realized investment gain	1,184,949	1,048,118	2,746,628	4,629,753
Other Income	150,022	136,227	393,692	477,818
	115,322,478	96,455,388	341,756,353	281,960,823
LOSSES AND EXPENSES
Losses and settlement expenses	69,590,738	65,691,564	205,977,422	180,300,190
Dividends to policyholders	2,414,677	1,127,104	4,756,749	2,990,727
Amortization of deferred policy acquisition costs	21,549,323	18,297,179	67,757,284	54,617,002
Other underwriting expenses	9,938,592	9,107,443	29,030,353	24,382,312
Interest expense	278,100	278,100	834,300	834,300
Other expense	339,832	312,248	1,254,352	1,055,203
	104,111,262	94,813,638	309,610,460	264,179,734

Income before income tax expense	11,211,216	1,641,750	32,145,893	17,781,089

INCOME TAX EXPENSE (BENEFIT)
Current	3,583,112	239,091	10,868,949	4,551,829
Deferred	(700,617)	(455,801)	(2,715,031)	(444,231)
	2,882,495	(216,710)	8,153,918	4,107,598

Net income	$ 8,328,721	$ 1,858,460	$ 23,991,975	$ 13,673,491

Net income per common share
-basic and diluted	$ 0.61	$ 0.16	$ 1.76	$ 1.18

Dividend per common share	$ 0.15	$ 0.15	$ 0.45	$ 0.45

Average number of common shares outstanding
-basic and diluted	13,609,562	11,561,870	13,598,955	11,547,544

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income	$ 8,328,721	$ 1,858,460	$ 23,991,975	$ 13,673,491

OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) arising
during the period, before deferred
income tax expense (benefit)	(4,454,035)	11,736,949	1,256,773	3,965,865
Deferred income tax expense (benefit)	(1,558,911)	4,107,932	439,872	1,388,053
	(2,895,124)	7,629,017	816,901	2,577,812

Reclassification adjustment for gains
included in net income, before
income tax expense	(1,184,949)	(1,048,118)	(2,746,628)	(4,620,654)
Income tax expense	414,732	366,841	961,320	1,617,229
	(770,217)	(681,277)	(1,785,308)	(3,003,425)

Other comprehensive income (loss)	(3,665,341)	6,947,740	(968,407)	(425,613)
Total comprehensive income	$ 4,663,380	$ 8,806,200	$ 23,023,568	$ 13,247,878

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 23,991,975	$ 13,673,491
Adjustments to reconcile net income to net cash
provided by operating activities:
Balances resulting from related party transactions
with Employers Mutual:
Losses and settlement expenses	40,645,527	40,651,220
Unearned premiums	15,243,447	19,331,198
Other policyholders' funds	264,087	704,200
Indebtedness to related party	(34,628,207)	(23,507,778)
Employee retirement plans	2,686,949	85,635
Reinsurance receivables	(8,897,594)	(3,046,174)
Prepaid reinsurance premiums	(854,735)	(771,107)
Commission payable	(5,286,347)	(40,818)
Interest payable	(278,100)	-
Prepaid assets	(524,000)	(769,358)
Deferred policy acquisition costs	(3,235,264)	(4,083,219)
Other, net	1,180,579	(1,024,772)

Accrued investment income	(1,143,091)	(188,275)
Accrued income tax:
Current	4,500,768	(5,158,386)
Deferred	(2,715,031)	(444,231)
Realized investments gains	(2,746,628)	(4,629,753)
Other, net	721,235	184,804
	4,933,595	17,293,186
Cash provided by the change in the property and
casualty insurance subsidiaries' pooling
agreement	107,801,259	-

Net cash provided by operating activities	$ 136,726,829	$ 30,966,677

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Nine months ended
	September 30,
	2005	2004
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities
held-to-maturity	$ 9,287,629	$ 11,328,683
Purchases of fixed maturity securities
available-for-sale	(474,092,929)	(581,640,239)
Disposals of fixed maturity securities
available-for-sale	335,442,043	546,068,315
Purchases of equity securities
available-for-sale	(33,786,111)	(26,995,502)
Disposals of equity securities
available-for-sale	32,966,439	24,777,839
Purchases of other long-term investments ...	(969,000)	(2,124,000)
Disposals of other long-term investments	2,178,642	1,648,571
Net sales (purchases) of short-term investments	(2,193,321)	14,233,485
Net cash used in investing activities	(131,166,608)	(12,702,848)

CASH FLOWS FROM FINANCING ACTIVITIES
Balances resulting from related party transactions
with Employers Mutual:
Issuance of common stock through Employers
Mutual's stock option plans	915,842	1,418,110
Dividends paid to Employers Mututal	(3,350,951)	(4,198,218)
Dividends paid to Employers Mututal
(reimbursement for non-GAAP expense)	(172,520)	(274,964)

Dividends paid to public stockholders	(2,770,774)	(1,000,518)
Net cash used in financing activities	(5,378,403)	(4,055,590)

NET INCREASE IN CASH	181,818	14,208,239
Cash at beginning of year	61,088	(14,069,102)

Cash at the end of the quarter	$ 242,906	$ 139,137

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

Certain amounts previously reported in prior years’ consolidated financial statements have been reclassified to conform to current year presentation.

In reading these financial statements, reference should be made to the Company’s 2004 Form 10-K or the 2004 Annual Report to Shareholders for more detailed footnote information.

2.	CHANGE IN POOLING AGREEMENT

The Company’s aggregate participation in the pooling agreement increased from 23.5 percent to 30.0 percent effective January 1, 2005. In connection with this change in the pooling agreement, the Company’s liabilities increased $115,042,355, invested assets increased $107,801,259 and other assets increased $722,361. The Company reimbursed Employers Mutual $6,518,735 for expenses that were incurred to generate the additional business assumed by the Company, but this expense was offset by an increase in deferred policy acquisition costs. The Company also received $274,963 in interest income from Employers Mutual as the actual cash settlement did not occur until February 15, 2005.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

3.	REINSURANCE

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three and nine months ended September 30, 2005 and 2004 is presented below.

	Three months ended September 30,
	2005	2004
Premiums written
Direct	$ 56,596,926	$ 54,554,679
Assumed from nonaffiliates	1,049,086	989,903
Assumed from affiliates	126,697,971	104,138,664
Ceded to nonaffiliates	(8,080,144)	(5,102,294)
Ceded to affiliates	(56,596,926)	(54,554,679)

Net premiums written	$ 119,666,913	$ 100,026,273

Premiums earned
Direct	$ 46,696,422	$ 48,624,217
Assumed from nonaffiliates	1,240,133	936,241
Assumed from affiliates	109,356,926	91,391,212
Ceded to nonaffiliates	(7,182,770)	(4,739,462)
Ceded to affiliates	(46,696,422)	(48,624,217)

Net premiums earned	$ 103,414,289	$ 87,587,991

Losses and settlement expenses incurred
Direct	$ 44,955,313	$ 38,493,262
Assumed from nonaffiliates	2,032,655	1,329,683
Assumed from affiliates	75,516,618	66,286,471
Ceded to nonaffiliates	(7,958,535)	(1,924,590)
Ceded to affiliates	(44,955,313)	(38,493,262)

Net losses and settlement
expenses incurred	$ 69,590,738	$ 65,691,564

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

	Nine months ended September 30,
	2005	2004
Premiums written
Direct	$ 147,313,971	$ 151,338,158
Assumed from nonaffiliates	3,637,247	3,082,002
Assumed from affiliates	368,654,660	284,325,432
Ceded to nonaffiliates	(19,410,673)	(13,717,647)
Ceded to affiliates	(147,313,971)	(151,338,158)

Net premiums written	$ 352,881,234	$ 273,689,787

Premiums earned
Direct	$ 139,644,006	$ 149,258,970
Assumed from nonaffiliates	3,520,634	2,988,694
Assumed from affiliates	322,927,257	264,988,406
Ceded to nonaffiliates	(17,537,323)	(12,946,540)
Ceded to affiliates	(139,644,006)	(149,258,970)

Net premiums earned	$ 308,910,568	$ 255,030,560

Losses and settlement expenses incurred
Direct	$ 113,132,998	$ 91,628,768
Assumed from nonaffiliates	6,253,288	2,261,168
Assumed from affiliates	222,984,589	184,539,575
Ceded to nonaffiliates	(23,260,455)	(6,500,553)
Ceded to affiliates	(113,132,998)	(91,628,768)

Net losses and settlement
expenses incurred	$ 205,977,422	$ 180,300,190

The large increases in net premiums written and earned, and net losses and settlement expenses incurred, in 2005 reflect the increase in the Company’s aggregate participation interest in the pooling agreement. Net premiums written for the nine months ended September 30, 2005 also include a $29,630,612 portfolio adjustment, which serves as an offset to the increase in net unearned premiums recognized in connection with the pooling change.

4.	STOCK BASED COMPENSATION

The Company has no stock based compensation plans of its own; however, Employers Mutual has several stock plans that utilize the common stock of the Company. The Company receives the current fair value for any shares issued under these plans. Under the terms of the pooling and quota share agreements, stock option expense is allocated to the Company as determined on a statutory basis of accounting; however, for these GAAP basis financial statements the Company accounts for the stock option plans using the intrinsic value method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the provisions of APB 25, no compensation expense is recognized from the operation of Employers Mutual’s stock option plans since the exercise price of the options is equal to the fair value of the stock on the date of grant.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

The Company’s subsidiaries reimburse Employers Mutual for their share of the statutory-basis compensation expense associated with stock option exercises under the terms of the pooling and quota share agreements. The statutory-basis compensation expense that was paid by the Company’s subsidiaries to Employers Mutual ($36,495 and $12,696 for the three months and $172,520 and $274,964 for the nine months ended September 30, 2005 and 2004, respectively) has been reclassified as a dividend payment to Employers Mutual in these GAAP-basis financial statements.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (as amended by SFAS 148), “Accounting for Stock-Based Compensation,” to Employers Mutual’s stock option plans:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$ 8,328,721	$ 1,858,460	$ 23,991,975	$ 13,673,491

Deduct: Total stock-based
employee compensation
expense determined under the
fair value method for all awards	29,398	8,093	88,283	24,280

Pro forma net income	$ 8,299,323	$ 1,850,367	$ 23,903,692	$ 13,649,211

Net income per share:
Basic and diluted -
As reported	$ 0.61	$ 0.16	$ 1.76	$ 1.18
Pro forma	$ 0.61	$ 0.16	$ 1.76	$ 1.18

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. The pro forma disclosures previously allowed under SFAS 123 will no longer be an alternative to financial statement recognition. The transition methods for adoption include the modified-prospective and modified-retroactive methods. The modified-prospective method requires that compensation expense be recorded for all unvested stock options that exist upon the adoption of SFAS 123(R). Under the modified-retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The effective date for SFAS 123(R) was originally the first interim and annual periods beginning after June 15, 2005, with earlier adoption encouraged. On April 14, 2005, the Securities and Exchange Commission approved a rule which delayed the required effective date of SFAS 123(R) until fiscal years beginning after June 15, 2005. The Company will adopt SFAS 123(R) in the first quarter of 2006 using the modified-prospective adoption method. Adoption of this statement is not expected to have a material effect on the operating results of the Company, as the impact to net income is not anticipated to deviate significantly from the pro forma disclosures provided in this footnote (reduction to after-tax net income of $88,000 for the nine months ended September 30, 2005).

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

5.	SEGMENT INFORMATION

The Company’s operations consist of a property and casualty insurance segment and a reinsurance segment. The property and casualty insurance segment writes both commercial and personal lines of insurance, with a focus on medium sized commercial accounts. The reinsurance segment provides reinsurance for other insurers and reinsurers. The segments are managed separately due to differences in the insurance products sold and the business environment in which they operate.

	Property and
Three months ended	casualty		Parent
September 30, 2005	insurance	Reinsurance	company	Consolidated

Premiums earned	$ 79,810,370	$ 23,603,919	$ -	$ 103,414,289
Underwriting gain (loss)	(1,379,063)	1,300,022	-	(79,041)
Net investment income	7,718,777	2,806,335	48,106	10,573,218
Realized investment gains	1,118,975	65,974	-	1,184,949
Other income	150,022	-	-	150,022
Interest expense	193,125	84,975	-	278,100
Other expenses	191,483	-	148,349	339,832

Income (loss) before income
tax expense (benefit)	$ 7,224,103	$ 4,087,356	$ (100,243)	$ 11,211,216

	Property and
Three months ended	casualty		Parent
September 30, 2004	insurance	Reinsurance	company	Consolidated

Premiums earned	$ 63,339,332	$ 24,248,659	$ -	$ 87,587,991
Underwriting gain (loss)	(9,532,757)	2,897,458	-	(6,635,299)
Net investment income	5,321,217	2,329,909	31,926	7,683,052
Realized investment gains	785,491	262,627	-	1,048,118
Other income	136,227	-	-	136,227
Interest expense	193,125	84,975	-	278,100
Other expenses	171,959	-	140,289	312,248

Income (loss) before income
tax expense (benefit)	$ (3,654,906)	$ 5,405,019	$ (108,363)	$ 1,641,750

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

	Property and
Nine months ended	casualty		Parent
September 30, 2005	insurance	Reinsurance	company	Consolidated

Premiums earned	$ 240,705,969	$ 68,204,599	$ -	$ 308,910,568
Underwriting gain (loss)	(1,909,865)	3,298,625	-	1,388,760
Net investment income	21,548,347	7,966,786	190,332	29,705,465
Realized investment gains (losses)	2,797,636	(51,008)	-	2,746,628
Other income	393,692	-	-	393,692
Interest expense	579,375	254,925	-	834,300
Other expenses	610,332	-	644,020	1,254,352

Income (loss) before income
tax expense (benefit)	$ 21,640,103	$ 10,959,478	$ (453,688)	$ 32,145,893

Assets	$ 818,179,282	$ 249,215,484	$ 246,328,182	$ 1,313,722,948
Eliminations	-	-	(242,814,961)	(242,814,961)
Reclassifications	(211,434)	-	(177,686)	(389,120)
Net assets	$ 817,967,848	$ 249,215,484	$ 3,335,535	$ 1,070,518,867

	Property and
Nine months ended	casualty		Parent
September 30, 2004	insurance	Reinsurance	company	Consolidated

Premiums earned	$ 186,908,651	$ 68,121,909	$ -	$ 255,030,560
Underwriting gain (loss)	(13,553,017)	6,293,346	-	(7,259,671)
Net investment income	14,841,998	6,922,873	57,821	21,822,692
Realized investment gains	3,527,524	1,102,229	-	4,629,753
Other income	477,818	-	-	477,818
Interest expense	579,375	254,925	-	834,300
Other expenses	580,422	-	474,781	1,055,203

Income (loss) before income
tax expense (benefit)	$ 4,134,526	$ 14,063,523	$ (416,960)	$ 17,781,089

Assets	$ 649,070,350	$ 251,296,584	$ 190,103,146	$ 1,090,470,080
Eliminations	-	-	(184,250,469)	(184,250,469)
Reclassifications	619,476	(2,374,932)	-	(1,755,456)
Net assets	$ 649,689,826	$ 248,921,652	$ 5,852,677	$ 904,464,155

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

6.	INCOME TAXES

The actual income tax expense (benefit) for the three and nine months ended September 30, 2005 and 2004 differed from the “expected” tax expense (benefit) for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense (benefit)) as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Computed "expected" tax
expense	$ 3,923,926	$ 574,612	$ 11,251,063	$ 6,223,381

Increases (decreases) in tax
resulting from:
Tax-exempt interest
income	(1,107,857)	(941,446)	(3,294,963)	(2,341,735)
Proration of tax-exempt
interest and dividends
received deduction	177,002	148,091	524,722	370,518
Other, net	(110,576)	2,033	(326,904)	(144,566)

Income tax expense (benefit)	$ 2,882,495	$ (216,710)	$ 8,153,918	$ 4,107,598

7. EMPLOYEE RETIREMENT PLANS

The components of net periodic benefit cost for the Employers Mutual pension plan and postretirement benefit plans are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Pension Plan:
Service cost	$ 1,872,977	$ 1,704,630	$ 5,618,931	$ 5,113,890
Interest cost	1,947,072	1,755,222	5,841,216	5,265,666
Expected return on plan assets	(2,220,757)	(1,690,132)	(6,662,271)	(5,070,396)
Amortization of net loss	204,905	213,922	614,715	641,766
Amortization of prior service costs	111,864	191,456	335,592	574,368
Net periodic pension benefit cost	$ 1,916,061	$ 2,175,098	$ 5,748,183	$ 6,525,294

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Postretirement benefit plans:
Service cost	$ 1,039,981	$ 737,462	$ 3,119,943	$ 3,025,716
Interest cost	1,018,762	732,040	3,056,286	2,889,058
Expected return on plan assets	(272,282)	(225,221)	(816,846)	(675,663)
Amortization of net loss	10,023	(174,679)	30,069	120,981
Net periodic postretirement
benefit cost	$ 1,796,484	$ 1,069,602	$ 5,389,452	$ 5,360,092

Pension expense allocated to the Company was $586,998 and $1,761,002 for the three months and nine months ended September 30, 2005 compared to $528,721 and $1,586,168 for the same periods in 2004.

Postretirement benefit expense allocated to the Company was $512,541 and $1,537,629 for the three months and nine months ended September 30, 2005 compared to $240,889 and $1,204,594 for the same periods in 2004.

Employers Mutual has contributed $3,770,000 to the postretirement benefit plans and $15,000,000 to the pension plan through October 2005. No additional contributions are planned for 2005.

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

The participants of the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions. The Company’s share of loss reserves eliminated by the purchase of these annuities was $699,913 at December 31, 2004. Due to the change in the Company’s aggregate participation in the pooling agreement, this amount increased to $893,506 effective January 1, 2005. The Company has a contingent liability of $893,506 should the issuers of these annuities fail to perform under the terms of the annuities. The Company’s share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries’ policyholders’ surplus.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

COMPANY OVERVIEW

EMC Insurance Group Inc., a 56.8 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing 77.9 percent of consolidated premiums earned in the first nine months of 2005. For purposes of this discussion, the term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the “EMC Insurance Companies.”

The Company’s four property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual are parties to reinsurance pooling agreements with Employers Mutual (collectively the “pooling agreement”). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool. All premiums, losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events.

Operations of the pool give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the pool participants are not subject to the pooling agreement. The pooling agreement also provides that Employers Mutual will make up any shortfall or difference resulting from an error in its systems and/or computational processes that would otherwise result in the required restatement of the pool participants’ financial statements.

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

Effective January 1, 2005, the Company’s aggregate participation in the pooling agreement increased from 23.5 percent to 30.0 percent. In connection with this change in the pooling agreement, the Company’s liabilities increased $115,042,000, invested assets increased $107,801,000 and other assets increased $722,000. The Company reimbursed Employers Mutual $6,519,000 for expenses that were incurred to generate the additional business assumed by the Company, but this expense was offset by an increase in deferred policy acquisition costs. The Company also received $275,000 in interest income from Employers Mutual as the actual cash settlement did not occur until February 15, 2005.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

The Company’s reinsurance subsidiary assumes a 100 percent quota share portion of Employers Mutual’s assumed reinsurance business, exclusive of certain reinsurance contracts. This includes all premiums and related losses, settlement expenses, and other underwriting and administrative expenses of this business, subject to a maximum loss of $1,500,000 per event. The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, the reinsurance subsidiary assumes reinsurance business from the Mutual Reinsurance Bureau (MRB) pool and this pool provides a very small amount of reinsurance protection to the participants of the pooling agreement. As a result, the reinsurance subsidiary’s assumed exposures include a very small portion of the direct business produced by the participants in the pooling agreement, after ceded reinsurance protections purchased by the MRB pool are applied. In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law. Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

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

INDUSTRY OVERVIEW

An insurance company’s underwriting results reflect the profitability of its insurance operations, excluding investment income. Underwriting results are calculated by subtracting losses and expenses incurred from premiums earned. An underwriting profit indicates that a sufficient amount of premium income was received to cover the risks insured. An underwriting loss indicates that premium income was not adequate. The combined ratio is a measure utilized by insurance companies to gauge underwriting profitability and is calculated by dividing losses and expenses incurred by premiums earned. A number less than 100 generally indicates an underwriting gain; a number greater than 100 generally indicates an underwriting loss.

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

Additional information regarding issues affecting the insurance industry is presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2004 Form 10-K.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

MANAGEMENT ISSUES AND PERSPECTIVES

Hurricanes Katrina and Rita produced a record amount of losses for the insurance and reinsurance industries during the third quarter of 2005. The Company had exposure to these hurricanes in both the property and casualty insurance segment and the reinsurance segment; however, net losses associated with these events were mitigated by the catastrophe reinsurance program protecting the pool participants and the $1,500,000 cap on losses assumed per event under the reinsurance segment’s quota share agreement with Employers Mutual. Hurricanes Katrina and Rita are discussed in greater detail in the “Results of Operations” section of this discussion. Due to the magnitude of the reinsurance industry losses associated with these hurricanes and Hurricane Wilma in October, management anticipates that the renewal of the catastrophe reinsurance program protecting the pool participants for 2006 will most likely include changes in terms and price. Management also recognizes that the terms and conditions of the quota share agreement with Employers Mutual, including the $1,500,000 cap on losses assumed per event, will need to be reviewed and renegotiated. Any such changes to the quota share agreement will be reviewed and approved by the Inter-Company Committee of the Company, which is composed of independent directors of the Company and the Inter-Company Committee of Employers Mutual, which is composed of independent directors of Employers Mutual.

In addition to the hurricane issues noted above, management has focused its attention on three primary issues of importance to the Company during the first nine months of 2005. These issues include establishing and maintaining adequate loss and settlement expense reserves, balancing profitability and production as the insurance marketplace becomes increasingly competitive and preparing to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These issues are discussed further in the following paragraphs. A discussion of other issues being addressed by management is presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2004 Form 10-K.

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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

The products offered by an insurance company must be priced so that they are competitive in the marketplace, yet offer the prospect of producing an underwriting profit. Management is keenly aware of the need to achieve an underwriting profit in today’s marketplace and has implemented focused underwriting initiatives that stress profitability over production. Achieving an underwriting profit has become increasingly important during the last several years as investment income, which is used to supplement underwriting results and contribute to net earnings, has been negatively impacted by the lingering low interest rate environment.

The Company, which is not currently an accelerated filer, has completed the majority of the documentation of its work flow and internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Efforts during the first nine months of 2005 have focused on the remediation of identified gaps in existing controls and the verification of controls at the various branch offices. Efforts for the fourth quarter of 2005 will include testing of the documented controls, remediation of additional control gaps identified and the establishment of a maintenance process. Management expects to complete its assessment of the Company’s internal control over financial reporting by mid December. Management is working closely with its independent auditor to ensure that they have sufficient time to perform their analysis and testing procedures and issue their report on the Company’s internal control over financial reporting as of December 31, 2005.

CRITICAL ACCOUNTING POLICIES

The accounting policies considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2004 Form 10-K.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three months and nine months ended September 30, 2005 and 2004 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2005	2004	2005	2004
Property and Casualty Insurance
Premiums earned	$ 79,811	$ 63,339	$ 240,706	$ 186,908
Losses and settlement expenses	53,698	51,926	159,948	136,797
Acquisition and other expenses	27,491	20,946	82,668	63,665
Underwriting loss	$ (1,378)	$ (9,533)	$ (1,910)	$ (13,554)

Loss and settlement expense ratio	67.3%	82.0%	66.4%	73.2%
Acquisition expense ratio	34.4%	33.1%	34.4%	34.1%
Combined ratio	101.7%	115.1%	100.8%	107.3%

Losses and settlement expenses:
Insured events of current year	$ 58,471	$ 45,909	$ 168,824	$ 127,091
Increase in provision for insured
events of prior years	(4,773)	6,017	(8,876)	9,706

Total losses and settlement expenses	$ 53,698	$ 51,926	$ 159,948	$ 136,797

Catastrophe and storm losses	$ 11,582	$ 4,931	$ 19,122	$ 12,833

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2005	2004	2005	2004
Reinsurance
Premiums earned	$ 23,604	$ 24,249	$ 68,205	$ 68,122
Losses and settlement expenses	15,892	13,765	46,029	43,503
Acquisition and other expenses	6,412	7,586	18,877	18,325
Underwriting loss	$ 1,300	$ 2,898	$ 3,299	$ 6,294

Loss and settlement expense ratio	67.3%	56.8%	67.5%	63.9%
Acquisition expense ratio	27.2%	31.3%	27.7%	26.9%
Combined ratio	94.5%	88.1%	95.2%	90.8%

Losses and settlement expenses:
Insured events of current year	$ 16,231	$ 17,270	$ 46,101	$ 48,490
Decrease in provision for insured
events of prior years	(339)	(3,505)	(72)	(4,987)

Total losses and settlement expenses	$ 15,892	$ 13,765	$ 46,029	$ 43,503

Catastrophe and storm losses	$ 2,820	$ 5,859	$ 3,886	$ 6,169

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2005	2004	2005	2004
Consolidated
REVENUES
Premiums earned	$ 103,415	$ 87,588	$ 308,911	$ 255,030
Net investment income	10,573	7,682	29,705	21,822
Realized investment gains	1,184	1,048	2,746	4,630
Other income	150	137	394	478
	115,322	96,455	341,756	281,960
LOSSES AND EXPENSES
Losses and settlement expenses	69,590	65,691	205,977	180,300
Acquisition and other expenses	33,903	28,532	101,545	81,990
Interest expense	278	278	834	834
Other expense	339	312	1,254	1,055
	104,110	94,813	309,610	264,179

Income before income tax expense (benefit)	11,212	1,642	32,146	17,781
Income tax expense (benefit)	2,883	(216)	8,154	4,108
Net income	$ 8,329	$ 1,858	$ 23,992	$ 13,673

Net income per share	$ 0.61	$ 0.16	$ 1.76	$ 1.18

Loss and settlement expense ratio	67.3%	75.0%	66.7%	70.7%
Acquisition expense ratio	32.8%	32.6%	32.9%	32.1%
Combined ratio	100.1%	107.6%	99.6%	102.8%

Losses and settlement expenses:
Insured events of current year	$ 74,702	$ 63,179	$ 214,925	$ 175,581
Increase (decrease) in provision for insured
events of prior years	(5,112)	2,512	(8,948)	4,719

Total losses and settlement expenses	$ 69,590	$ 65,691	$ 205,977	$ 180,300

Catastrophe and storm losses	$ 14,402	$ 10,790	$ 23,008	$ 19,002

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

Net income increased for both the three months and nine months ended September 30, 2005 from the same periods in 2004. The increase in 2005 net income is attributed to the combination of significantly improved third quarter underwriting results and a large increase in investment income stemming from an increase in invested assets. The Company reported an underwriting loss of $78,000 for the three months ended September 30, 2005 compared to an underwriting loss of $6,635,000 for the same period in 2004. Both of these periods experienced significant levels of hurricane losses. Hurricanes Katrina and Rita, which occurred in the third quarter of 2005, produced estimated losses of $4,855,000 and $4,722,000, respectively (included in the disclosure “Catastrophe and storm losses”). After factoring in reinstatement premium income (net of related commission) in the reinsurance segment and reinstatement premium expense in the property and casualty insurance segment, total losses associated with Hurricanes Katrina and Rita are estimated to be $4,169,000 and $4,801,000, respectively ($5,831,000 combined after tax). The four hurricanes that hit the Southern United States in August and September of 2004 produced total losses to the Company in the third quarter of 2004 of $8,389,000 ($5,453,000 after tax). For the first nine months of 2005 the Company generated an underwriting profit of $1,389,000 compared to an underwriting loss of $7,260,000 in the same period of 2004. The underwriting losses for both the three months and nine months ended September 30, 2004 reflect unfavorable reserve development of $2,512,000 and $4,719,000, respectively, which was attributed to explicit reserve strengthening and adverse development on direct case reserves, settlement expense reserves, and non-voluntary pools. The Company’s invested assets increased as a result of $34,890,000 of net proceeds received from the follow-on stock offering completed in October 2004 and the receipt of $107,801,000 in cash from Employers Mutual in February 2005 in connection with the change in the pooling agreement. The increase in net income for the nine months ended September 30, 2005 was limited to some extent by $2,558,000 ($1,663,000 after tax) of realized investment gains recognized during the second quarter of 2004 in connection with a bankruptcy payout award on bonds issued by MCI Communications Corporation.

Premiums Earned

Premiums earned increased 18.1 percent and 21.1 percent to $103,415,000 and $308,911,000 for the three months and nine months ended September 30, 2005 from $87,588,000 and $255,030,000 for the same periods in 2004. These increases are primarily attributed to the Company’s increased participation in the pooling agreement, but also reflect the impact of rate increases that were implemented in the property and casualty insurance business during 2004. On an overall basis, rate competition increased moderately in the property and casualty insurance marketplace during the first nine months of 2005; however, there have been indications of more intense competition in select territories and lines of business. In response to these competitive market conditions, management implemented small premium rate decreases where deemed appropriate. Market conditions are expected to remain competitive for the remainder of the year, although some price firming is likely in certain lines of business and regions of the country due to the severe hurricane season. Management continues to emphasize its goal of achieving profitability over production. Achieving an underwriting profit is always stressed, but is even more critical in a lower interest rate environment.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

Premiums earned for the property and casualty insurance segment increased 26.0 percent and 28.8 percent to $79,811,000 and $240,706,000 for the three months and nine months ended September 30, 2005 from $63,339,000 and $186,908,000 for the same periods in 2004. These increases are primarily the result of the change in the pooling agreement. To better understand the results for 2005, it is helpful to look at the net pool numbers, which are not impacted by the pool change. For the pool, net premiums earned decreased 1.3 percent for the three months and increased 0.9 percent for the nine months ended September 30, 2005 from the same periods in 2004. The decrease for the three months ended September 30, 2005 is largely due to ceded reinstatement premium expense recognized in connection with hurricanes Katrina and Rita. No ceded reinstatement premium expense had been recognized in the third quarter of 2004 in connection with the four hurricanes that hit the Southern United States in August and September of that year since none of the events had been projected to exceed reinsurance retentions at that time. Excluding the effects of ceded reinstatement premium expense, net premiums earned for the pool would have declined 0.3 percent for the three months and increased 1.2 percent for the nine months ended September 30, 2005 from the same periods in 2004. The decreasing trend being seen in the pool’s premiums earned reflects a transition from rate increases that were implemented during 2004 to steady or declining rates currently being experienced in 2005, along with declines in policy counts. Increased rate competition during the first nine months of 2005 has resulted in the implementation of some minor decreases in premium rates, slight increases in the use of discretionary credits in commercial lines and declines in policy counts in both commercial and personal lines. Due to the timing of policy renewals and the earning of premiums ratably over the terms of the underlying policies, a time delay exists for implemented rate changes (both increases and decreases) to have a noticeable impact on premiums earned. The Company is attempting to address the loss of policy count through various measures including programs geared towards small businesses and enhanced automation to make it easier and more efficient for agents to do business with the Company.

Premiums written for the property and casualty insurance segment increased 25.6 percent and 40.6 percent to $95,775,000 and $285,981,000 for the three months and nine months ended September 30, 2005 from $76,232,000 and $203,376,000 for the same periods in 2004. These increases are attributed to the change in the pooling agreement; however, it should be noted that the large increase for the nine months ended September 30, 2005 includes a portfolio adjustment of $29,631,000, which serves as an offset to the increase in the unearned premium reserve. Excluding this portfolio adjustment, premiums written increased 26.0 percent for the nine months ended September 30, 2005 compared to the same period in 2004. Looking at the net pool numbers, which are not impacted by the pool change, premiums written declined 1.6 percent and 1.2 percent for the three months and nine months ended September 30, 2005 compared to the same periods in 2004. The decline reflects ceded reinstatement premium expense from hurricanes Katrina and Rita (discussed above), a decline in new business, some minor declines in personal lines premium rates and an increase in the use of discretionary credits. During the first nine months of 2005 commercial lines new business premium decreased approximately 1.5 percent and personal lines new business premium decreased approximately 14.2 percent. However, policy retention has increased to 86.0 percent in commercial lines and remained relatively steady in the personal lines at 82.3 percent for property and 82.6 percent for auto. In light of current rate levels and the quality of the Company’s book of business, management is receptive to opportunities to write new business, but continues to stress profitability over production.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

Premiums earned for the reinsurance segment decreased 2.7 percent to $23,604,000 for the three months and increased 0.1 percent to $68,205,000 for the nine months ended September 30, 2005 from $24,249,000 and $68,122,000 for the same periods in 2004. The decrease for the three months ended is primarily the result of a timing difference in the recording of a large foreign reinsurance contract that was reported and recorded in the second quarter of 2005 but was not reported and recorded until the third quarter of 2004. Premiums earned for both the three months and nine months ended September 30, 2005 include reinstatement premium income of $1,569,000 recognized in connection with hurricane Katrina. However, the impact of this reinstatement premium income was more than offset by the loss of a significant account in 2005. Employers Mutual is attempting to replace this business with new accounts and increased participation on existing accounts; however, no significant new accounts were added during the first nine months of 2005. Premium rate increases on excess-of-loss contracts remained relatively flat at both the January and July 2005 renewals, evidence of the increasing competitiveness that was occurring in the reinsurance market. However, the record reinsurance industry losses produced by Hurricanes Katrina, Rita and Wilma are expected to result in premium rate increases on contracts renewing in the fourth quarter of 2005 and throughout 2006. The estimate of earned but not reported premiums increased $160,000 during the three months ended September 30, 2005, resulting in a $40,000 decline for the first nine months of 2005. In comparison, the estimate of earned but not reported premiums decreased $650,000 and $40,000 during the three months and nine months ended September 30, 2004, respectively.

As reported in a Form 8-K filing on November 14, 2005, the board of directors of the MRB pool, of which Employers Mutual is a member, has approved the admission of Kentucky Farm Bureau as a new assuming company to the pool effective January 1, 2006. The MRB board also indicated that it will approve the admittance of a second company effective January 1, 2006 if that company’s board of directors approves such participation within the next week, which is considered likely. Both of these companies carry an A.M. Best rating of A+ (Excellent) and their addition will enhance the financial strength of the pool. These actions will provide increased diversification in the Company’s assumed reinsurance business and will reduce the Company’s exposure to catastrophe losses. Additionally, the Company believes that the commitment of two highly rated, well capitalized companies to join the pool sends a strong message regarding the pool’s future business prospects. Currently the MRB pool consists of three assuming companies who share the reinsurance business equally. The increase in assuming companies will have a short-term negative impact on earned premiums for the Company’s reinsurance segment as the pool business will be split between more participants; however, the addition of these new companies will strengthen MRB’s surplus base and should favorably impact future marketing efforts.

For calendar year 2005, the Company projects that earned premiums from the MRB pool will total approximately $38 million. Based on preliminary production estimates from MRB, which do not include potential rate increases resulting from this year’s severe hurricane season, the Company’s earned premiums would have declined to approximately $36.5 million in 2006 without the addition of any new participants. With the addition of Kentucky Farm Bureau, the Company estimates that 2006 earned premiums from the MRB pool will decline to approximately $28 million; if both companies join the pool, 2006 earned premiums are estimated to decline to approximately $24 million. It should be noted that if the second company elects to participate in the pool they will only assume property exposures; casualty exposures will be shared among the other four participants.

The Company also reported in the November 14, 2005 Form 8-K that effective January 1, 2006, Employers Mutual will no longer participate in a Llyod’s of London marine syndicate due to a planned restructuring of that program. The loss of this account will reduce the Company’s earned premium by approximately $4.0 million in 2006 and an additional $1 to $2 million in 2007. Employers Mutual will attempt to replace this business through increased participation on other programs.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

Losses and settlement expenses

Losses and settlement expenses increased 5.9 percent and 14.2 percent to $69,590,000 and $205,977,000 for the three months and nine months ended September 30, 2005 from $65,691,000 and $180,300,000 for the same periods in 2004. The majority of this increase is attributed to the Company’s increased participation in the pooling agreement. The loss and settlement expense ratio declined to 67.3 percent and 66.7 percent for the three months and nine months ended September 30, 2005 from 75.0 percent and 70.7 percent for the same periods in 2004.

The loss and settlement expense ratio for the property and casualty insurance segment decreased to 67.3 percent and 66.4 percent for the three months and nine months ended September 30, 2005 from 82.0 percent and 73.2 percent for the same periods in 2004. These improvements occurred in spite of an increase in catastrophe and storm losses driven largely by hurricanes Katrina and Rita during the third quarter of 2005. Losses from these hurricanes totaled $6,577,000 which exceeded the substantial hurricane losses of the third quarter of 2004 that totaled $2,389,000. The improvement in the loss and settlement expense ratios for both the three and nine months ended September 30, 2005 is primarily the result of favorable development on prior years’ reserves of $4,773,000 and $8,876,000, respectively, compared to adverse development of $6,017,000 and $9,706,000 for the same periods in 2004. The favorable development of 2005 is largely attributed to favorable case loss and settlement expense reserve development in the other liability line of business. The adverse development for 2004 reflects $2,383,000 of explicit reserve strengthening ($588,000 in the third quarter and $1,795,000 in the second quarter), $5,217,000 of direct case reserve development (primarily in the workers’ compensation line of business), $1,810,000 of development on settlement expense reserves (largely attributed to IBNR emergence on umbrella business, which is included in the other liability line of business) and $940,000 of development from non-voluntary pools. This adverse development was partially offset by $3,008,000 of reinsurance recoveries associated with the case reserve development and IBNR emergence. The reserve strengthening actions taken were in response to actuarial evaluations of the segment’s carried reserves that indicated a continued upward trend in projected ultimate losses. Claim severity increased during 2005, but did show a decline in the three months ended September 30, 2005 in comparison to the same period in 2004. The increase in severity during the nine months ended September 30, 2005 is generally attributed to the establishment of more adequate case reserves on newly reported claims. Overall loss frequency has continued to trend downward, but there are signs that it may be leveling out, especially in the workers’ compensation line of business.

The loss and settlement expense ratio for the reinsurance segment increased to 67.3 percent and 67.5 percent for the three months and nine months ended September 30, 2005 from 56.8 percent and 63.9 percent for the same periods in 2004. The increases in the 2005 loss and settlement expense ratios for both the three months and nine months ended are attributed to the combination of a decline in the amount of favorable development on prior years’ reserves and an increase in the severity of losses on working layer business during the third quarter of 2005. However, the effects of these were limited by a decline in catastrophe and storm losses, which included the four hurricane losses of 2004, each capped at the $1,500,000 occurrence limit of the quota share agreement, compared to the two hurricane losses of 2005 (Katrina and Rita), both of which were capped at the $1,500,000 occurrence limit. Results for the first nine months of 2005 reflect a relatively small amount of favorable development on prior years’ reserves from the HORAD book of business.

Acquisition and other expenses

Acquisition and other expenses increased 18.8 percent and 23.9 percent to $33,903,000 and $101,545,000 for the three months and nine months ended September 30, 2005 from $28,532,000 and $81,990,000 for the same periods in 2004. These increases are primarily attributed to the Company’s increased participation in the pooling agreement. The acquisition expense ratio increased to 32.8 percent and 32.9 percent for the three and nine months ended September 30, 2005 from 32.6 percent and 32.1 percent for the same periods in 2004. These increases are primarily due to higher salary and premium tax costs.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

For the property and casualty insurance segment, the acquisition expense ratio increased to 34.4 percent for the three months and nine months ended September 30, 2005 from 33.1 percent and 34.1 percent for the same periods in 2004. These increases are primarily attributed to increases in policyholder dividends, salary, and premium tax costs.

The property and casualty insurance subsidiaries incurred $6,519,000 of commission expense in 2005 in connection with the change in the pooling agreement. This commission expense is used to reimburse Employers Mutual for expenses incurred to generate the additional insurance business that was transferred to the Company on January 1, 2005. However, due to the fact that acquisition expenses, which include commissions, are deferred and amortized to expense as the related premiums are earned, all of the $6,519,000 of commission expense was capitalized as a deferred policy acquisition cost, and is being amortized to expense as the unearned premiums become earned. This provides a proper matching of acquisition expenses and premium income.

For the reinsurance segment, the acquisition expense ratio decreased to 27.2 percent for the three months ended and increased to 27.7 percent for the nine months ended September 30, 2005 from 31.3 percent and 26.9 percent for the same periods in 2004. The decline for the three months ended September 30, 2005 is due to a large amount of contingent commission expense reported by MRB in the third quarter of 2004. The increase for the nine months ended September 30, 2005 is primarily attributed to $1,064,000 of contingent commission income recognized during the second quarter of 2004 as a result of the favorable underwriting performance of Employers Mutual’s assumed reinsurance book of business. The commission expense for 2004 includes $1,033,000 related to an increase in participation in the MRB pool from 25 percent to 33 percent; however, this expense was partially offset by an increase in the asset for deferred policy acquisition costs.

Investment results

Net investment income increased 37.6 percent and 36.1 percent to $10,573,000 and $29,705,000 for the three months and nine months ended September 30, 2005 from $7,682,000 and $21,822,000 for the same periods in 2004, and is attributed to a significant increase in invested assets. As previously discussed, the Company received $34,890,000 of net proceeds from the follow-on stock offering in October 2004 and $107,801,000 from Employers Mutual in February 2005 in connection with the change in the pooling agreement. The Company also received $275,000 of interest income from Employers Mutual as the cash settlement for the pooling change did not occur until February 15, 2005.

The Company reported net realized investment gains of $1,184,000 and $2,746,000 for the three months and nine months ended September 30, 2005 compared to $1,048,000 and $4,630,000 for the same periods in 2004. The large amount of realized investment gains for the nine months ended September 30, 2004 reflects $2,558,000 of net gains recognized during the second quarter of 2004 on the Company’s investment in MCI Communications Corporation bonds in conjunction with a payout award received under a bankruptcy court approved “Plan of Reorganization.” The Company did not recognize any other-than-temporary impairment losses in the first nine months of 2005 or 2004.

Income tax

Income tax expense increased for both the three months and nine months ended September 30, 2005 from the same periods in 2004. The effective tax rates for the three months and nine months ended September 30, 2005 were 25.7 percent and 25.4 percent, respectively, compared to negative 13.2 percent and positive 23.1 percent for the same periods of 2004. The increases in the effective tax rates for both the three months and nine months ended September 30, 2005 from the same periods of 2004 is due to increases in pre-tax income in relation to tax-exempt interest income.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations as they come due. The Company generated positive cash flows from operations of $136,727,000 during the first nine months of 2005 compared to $30,967,000 for the first nine months of 2004. Included in cash flows from operations for the first nine months of 2005 is $107,801,000 received from Employers Mutual in connection with the change in the pooling agreement. Excluding this amount, cash flows from operations for the first nine months of 2005 amounted to $28,926,000. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims. These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity. When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies. In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. As of September 30, 2005, the Company did not have any significant variations between the maturity dates of its investments and the expected payments of its loss and settlement expense reserves.

The Company is a holding company whose principal assets are its investments in its insurance subsidiaries. As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet its obligations and to pay cash dividends to its stockholders. State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval. The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2005 without prior regulatory approval is approximately $32.2 million. The Company received $3,623,000 and $5,335,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $6,122,000 and $5,199,000 in the first nine months of 2005 and 2004, respectively.

The Company’s insurance company subsidiaries must have adequate liquidity to ensure that their cash obligations are met; however, because of their participation in the pooling agreement and the quota share agreement, they do not have the daily liquidity concerns normally associated with an insurance or reinsurance company. This is due to the fact that under the terms of the pooling and quota share agreements, Employers Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the Company’s reinsurance subsidiary, and then settles the inter-company balances generated by these transactions with the participating companies on a quarterly basis.

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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to pay claims and expenses. The remainder of the investment portfolio, excluding investments in equity securities and other long-term investments, is invested in securities with maturities that approximate the anticipated liabilities of the insurance written. At September 30, 2005, approximately 43 percent of the Company’s fixed maturity securities were in U.S. government or U.S. government agency issued securities. A variety of maturities are maintained in the Company’s portfolio to assure adequate liquidity. The maturity structure of the fixed maturity investments is also established by the relative attractiveness of yields on short, intermediate and long-term securities. The Company does not invest in high-yield, non-investment grade debt securities; however, an exception was made to this policy in 2004 when non-investment grade MCI debt securities were sold and then repurchased in order to recognize a current income tax benefit.

The Company considers itself to be a long-term investor and generally purchases fixed maturity investments with the intent to hold them to maturity. Despite this intent, the Company currently classifies purchases of fixed maturity investments as available-for-sale to provide flexibility in the management of the investment portfolio. The Company had unrealized holding gains, net of deferred taxes, on fixed maturity securities available-for-sale totaling $10,833,000 and $15,511,000 at September 30, 2005 and December 31, 2004, respectively. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as changing conditions warrant.

The majority of the Company’s assets are invested in fixed maturity securities. These investments provide a substantial amount of investment income that supplements underwriting results and contributes to net earnings. As these investments mature, or are called, the proceeds will be reinvested at current rates, which may be higher or lower than those now being earned; therefore, more or less investment income may be available to contribute to net earnings depending on the interest rate level.

The Company participates in a securities lending program administered by Mellon Bank, N.A. whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time. The Company receives a fee for each security loaned out under this program and requires initial collateral, primarily cash, equal to 102 percent of the market value of the loaned securities. The cash collateral that secures the Company’s loaned securities is invested in a Delaware statutory trust that is managed by Mellon Bank. The earnings from this trust are used, in part, to pay the fee the Company receives for each security loaned under the program.

The Company held $4,340,000 and $5,550,000 in minority ownership interests in limited partnerships and limited liability companies at September 30, 2005 and December 31, 2004, respectively. The Company does not hold any other unregistered securities.

The Company carried a pension asset of $1,646,000 and $2,684,000 at September 30, 2005 and December 31, 2004, respectively. Postretirement benefit liabilities reflected in the Company’s financial statements totaled $12,736,000 and $9,486,000 at September 30, 2005 and December 31, 2004, respectively. Included in the 2005 amounts is $722,000 of pension assets and $2,518,000 of postretirement benefit liabilities transferred to the Company in connection with the change in the pooling agreement.

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations. For the Company’s insurance subsidiaries, capital resources are required to support premium writings. Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one. All of the Company’s insurance subsidiaries were well under this guideline at September 30, 2005.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

The Company’s insurance subsidiaries are required to maintain certain minimum surplus on a statutory basis and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. The Company’s insurance subsidiaries are also subject to Risk Based Capital (RBC) requirements that may further impact their ability to pay dividends. RBC requirements attempt to measure minimum statutory capital needs based upon the risks in a company’s mix of products and investment portfolio. At December 31, 2004, the Company’s insurance subsidiaries had total adjusted statutory capital of $216,868,000, which is well in excess of the minimum RBC requirement of $43,485,000.

The Company had total cash and invested assets with a carrying value of $924.3 million and $779.4 million as of September 30, 2005 and December 31, 2004, respectively. The following table summarizes the Company’s cash and invested assets as of the dates indicated:

	September 30, 2005
			Percent of
	Amortized	Fair	total at	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturities held-to-maturity	$ 19,901	$ 20,470	2.2%	$ 19,901
Fixed maturities available-for-sale	747,500	764,166	82.6%	764,166
Equity securities available-for-sale	62,382	87,193	9.4%	87,193
Cash	243	243	0.0%	243
Short-term investments	48,432	48,432	5.3%	48,432
Other long-term investments	4,340	4,340	0.5%	4,340
	$ 882,798	$ 924,844	100.0%	$ 924,275

	December 31, 2004
			Percent of
	Amortized	Fair	total at	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturities held-to-maturity	$ 29,206	$ 30,594	3.9%	$ 29,206
Fixed maturities available-for-sale	595,791	619,654	79.4%	619,654
Equity securities available-for-sale	59,589	78,693	10.1%	78,693
Cash	61	61	0.0%	61
Short-term investments	46,239	46,239	5.9%	46,239
Other long-term investments	5,550	5,550	0.7%	5,550
	$ 736,436	$ 780,791	100.0%	$ 779,403

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

The amortized cost and estimated fair value of fixed maturity and equity securities at September 30, 2005 were as follows:

Held-to-maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
($ in thousands)	cost	gains	losses	fair value
U.S. treasury securities and obligations of
U.S. government corporations and agencies	$ 19,018	$ 499	$ -	$ 19,517
Mortgage-backed securities	883	70	-	953
Total securities held-to-maturity	$ 19,901	$ 569	$ -	$ 20,470

	Available-for-sale
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
($ in thousands)	cost	gains	losses	fair value
U.S. treasury securities and obligations of
U.S. government corporations and agencies	$ 297,464	$ 35	$ 2,052	$ 295,447
Obligations of states and political subdivisions	251,065	11,033	42	262,056
Mortgage-backed securities	10,176	457	-	10,633
Public utilities	6,004	582	-	6,586
Debt securities issued by foreign governments	7,078	129	-	7,207
Corporate securities	175,713	7,345	821	182,237
Total fixed maturity securities	747,500	19,581	2,915	764,166

Equity securities
Common stocks	61,882	25,950	1,149	86,683
Non-redeemable preferred stocks	500	10	-	510
Total equity securities	62,382	25,960	1,149	87,193
Total securities available-for-sale	$ 809,882	$ 45,541	$ 4,064	$ 851,359

The Company’s insurance and reinsurance subsidiaries have $36,000,000 of surplus notes issued to Employer Mutual. These surplus notes have an annual interest rate of 3.09 percent and do not have a maturity date. Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile. The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries. The Company’s subsidiaries incurred $834,000 of interest expense on these surplus notes in the first nine months of 2005 and 2004. At December 31, 2004, the Company’s subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2004.

As of September 30, 2005, the Company had no material commitments for capital expenditures.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

Off-Balance Sheet Arrangements

Employers Mutual receives all premiums and pays all losses and expenses associated with the assumed reinsurance business ceded to the reinsurance subsidiary and the insurance business produced by the pool participants, and then settles the inter-company balances generated by these transactions with the participating companies on a quarterly basis. When settling the inter-company balances, Employers Mutual provides the reinsurance subsidiary and the pool participants with full credit for the premiums written during the quarter and retains all receivable amounts. Any receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is charged to the reinsurance subsidiary or allocated to the pool members on the basis of pool participation. As a result, the Company has an off-balance sheet arrangement with an unconsolidated entity that results in a credit-risk exposure that is not reflected in the Company’s financial statements. Based on historical data, this credit-risk exposure is not considered to be material to the Company’s results of operations or financial position.

Investment Impairments and Considerations

The Company has not recorded any other-than-temporary investment impairments during the first nine months of 2005. During 2004 the Company had one fixed maturity security series (MCI Communications Corporation) that was determined to be other-than-temporarily impaired. MCI Communications Corporation was owned by WorldCom Inc., whose corporate bonds were downgraded to junk status in May 2002 when it reported the detection of accounting irregularities. On June 30, 2002 the Company recognized $3,821,000 of realized loss when the carrying value of this investment was reduced from an aggregate book value of $5,604,000 to the then current fair value of $1,783,000. The fair value of the MCI bonds then partially recovered, resulting in pre-tax unrealized gains of $1,035,000 recognized during 2002 and $1,811,000 recognized during 2003. During the second quarter of 2004 the Company received three new series of fixed maturity securities (with impaired book values) issued by MCI Communications Corporation in conjunction with a payout award received under a bankruptcy court approved “Plan of Reorganization.” This payout was recorded as a tax-free exchange and the new bonds were assigned a book value equal to the book value of the defaulted bonds that were replaced ($5,509,000). The par value of the new bonds reflected the settlement amount of 79.2 cents per dollar ($4,552,000) and the fair value of the new bonds was $4,241,000 at the time of the payout. Based on these facts, a realized investment gain of $3,826,000 was recognized in the second quarter of 2004 to offset the other-than-temporary impairment loss previously recognized in the second quarter of 2002 and an other-than-temporary impairment loss of $1,268,000 was recognized to reduce the book value of the new bonds to fair value at the time of the payout. The new bonds were sold during the third quarter of 2004 for income tax purposes, resulting in an additional realized gain of $187,000.

At September 30, 2005, the Company had unrealized losses on held-to-maturity and available-for-sale securities as presented in the table below. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services. None of these securities are considered to be in concentrations by either security type or industry. The Company uses several factors to determine whether the carrying value of an individual security has been other-than-temporarily impaired. Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. Based on these factors, and the Company’s ability and intent to hold the fixed maturity securities until maturity, it was determined that the carrying value of these securities was not other-than-temporarily impaired at September 30, 2005. Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are other-than-temporary, the Company’s earnings would be reduced by approximately $2,642,000, net of tax; however, the Company’s financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of September 30, 2005.

Description of securities	Fair value	Unrealized losses
($ in thousands)
Fixed maturity securities:
Less than six months	$ 254,048	$ 1,713
Six to twelve months	33,436	1,166
Twelve months or longer	2,808	36
Total fixed maturity securities	290,292	2,915

Equity securities:
Less than six months	15,289	915
Six to twelve months	1,804	224
Twelve months or longer	66	10
Total equity securities	17,159	1,149

Total temporarily
impaired securities	$ 307,451	$ 4,064

The Company held two series of General Motors Acceptance Corporation fixed maturity securities that were considered non-investment grade at September 30, 2005, with one of those series in an unrealized loss position ($643,000 unrealized loss before tax). All other non-investment grade fixed maturity securities held at September 30, 2005 (Great Lakes Chemical Corporation, Sears Roebuck Acceptance Corporation and US Freightways Corporation) were in an unrealized gain position. The Company does not invest in non-investment grade securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase. An exception was made to this policy in 2004 when the Company sold and then repurchased non-investment grade MCI debt securities (Moody’s bond rating of B) in order to recognize a current income tax benefit.

Following is a schedule of gross realized losses recognized in 2005 along with the associated book values and sales prices aged according to the length of time the underlying securities were in an unrealized loss position. This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc. The Company’s equity portfolio is managed on a “tax-aware” basis, which generally results in sales of securities at a loss to offset sales of securities at a gain, thus minimizing the Company’s income tax expense. Fixed maturity securities were not included in the schedule since no realized losses were recognized on these investments stemming from disposals other than corporate actions. Fixed maturity securities are generally held until maturity.

	Book	Sales	Gross
($ in thousands)	value	price	realized loss
Equity securities:
Three months or less	$ 12,208	$ 11,129	$ 1,079
Over three months to six months	3,530	2,925	605
Over six months to nine months	154	136	18
Over nine months to twelve months	297	254	43
Over twelve months	-	-	-
	$ 16,189	$ 14,444	$ 1,745

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

The increase in the Company’s aggregate participation in the pooling agreement effective January 1, 2005 had a significant affect on its contractual obligations for expected payments in the settlement of its loss reserves and its share of real estate operating leases and software operating leases expensed through the pool. The Company’s contractual obligation for long-term debt did not change from that presented in the Company’s 2004 Form 10-K. The following table reflects the Company’s contractual obligations as of September 30, 2005.

	Payments due by period
		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
($ in thousands)
Contractual Obligations
Loss and settlement expense
reserves (1)	$ 556,081	$ 221,487	$ 203,359	$ 68,565	$ 62,670
Long term debt	36,000	-	-	-	36,000
Real estate operating leases	8,798	354	2,675	2,165	3,604
Software operating leases	479	479	-	-	-
Total	$ 601,358	$ 222,320	$ 206,034	$ 70,730	$ 102,274

(1) The amounts presented are estimates of the dollar amounts and time periods in which the Company expects to pay out its gross loss and settlement expense reserves. These amounts are based on historical payment patterns and do not represent actual contractual obligations. The actual payment amounts and the related timing of those payments could differ significantly from these estimates.

Estimated guaranty fund assessments of $1,558,000 and $1,207,000, which are used by states to pay claims of insolvent insurers domiciled in that state, have been accrued as of September 30, 2005 and December 31, 2004, respectively. The guaranty fund assessments are expected to be paid over the next two years with premium tax offsets of $1,757,000 expected to be realized within ten years of the payments. Estimated second injury fund assessments of $1,769,000 and $1,390,000, which are designed to encourage employers to employ a worker with a pre-existing disability, have been accrued as of September 30, 2005 and December 31, 2004, respectively. The second injury fund assessment accruals are based on projected loss payments. The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions. The Company’s share of loss reserves eliminated by the purchase of these annuities was $700,000 at December 31, 2004. Due to the change in the Company’s aggregate participation in the pooling agreement, this amount increased to $894,000 effective January 1, 2005, therefore, the Company has a contingent liability of $894,000 should the issuers of these annuities fail to perform under the terms of the annuities. The Company’s share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries’ policyholders’ surplus.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. The pro forma disclosures previously allowed under SFAS 123 will no longer be an alternative to financial statement recognition. The transition methods for adoption include the modified-prospective and modified-retroactive methods. The modified-prospective method requires that compensation expense be recorded for all unvested stock options that exist upon the adoption of SFAS 123(R). Under the modified-retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The effective date for SFAS 123(R) was originally the first interim and annual periods beginning after June 15, 2005, with earlier adoption encouraged. On April 14, 2005, the Securities and Exchange Commission approved a rule which delayed the required effective date of SFAS 123(R) until fiscal years beginning after June 15, 2005. The Company will adopt SFAS 123(R) in the first quarter of 2006 using the modified-prospective adoption method. Adoption of this statement is not expected to have a material effect on the operating results of the Company, as the impact to net income is not anticipated to deviate significantly from the pro forma disclosures provided in footnote 4 to the financial statements (reduction to after-tax net income of $88,000 for the nine months ended September 30, 2005).

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and SFAS No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless express guidance in newly issued pronouncements indicate alternative transition accounting or it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of a change in accounting principles, the new accounting principle is applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, with a corresponding adjustment made to the opening balance of retained earnings for that period. If it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, the new accounting principle is applied prospectively from the earliest date practicable. Corrections of errors are to be handled in a similar manner. The provisions of SFAS 154 are to be applied to changes in accounting principles and corrections of errors on or after January 1, 2006. The Company does not expect adoption of this statement to have an effect on the operating results of the Company.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides issuers the opportunity to make cautionary statements regarding forward-looking statements. Accordingly, any forward-looking statement contained in this report is based on management’s current beliefs, assumptions and expectations of the Company’s future performance, taking into account all information currently available to management. These beliefs, assumptions and expectations can change as the result of many possible events or factors, not all of which are known to management. If a change occurs, the Company’s business, financial condition, liquidity, results of operations, plans and objectives may vary materially from those expressed in the forward-looking statements The risks and uncertainties that may affect the actual results of the Company include, but are not limited to, the following: catastrophic events and the occurrence of significant severe weather conditions; the adequacy of loss and settlement expense reserves; state and federal legislation and regulations; changes in our industry, interest rates or the performance of financial markets and the general economy; rating agency actions and other risks and uncertainties inherent to the Company’s business. When the Company uses the words “believe”, “expect”, “anticipate”, “estimate” or similar expressions, the Company intends to identify forward-looking statements. You should not place undue reliance on these forward-looking statements.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Unaudited)

The main objectives in managing the investment portfolios of the Company are to maximize after-tax investment income and total investment return while minimizing credit risks, in order to provide maximum support for the underwriting operations. Investment strategies are developed based upon many factors including underwriting results and the Company’s resulting tax position, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are centrally managed by investment professionals and are supervised by the investment committees of the respective board of directors for each of the Company’s subsidiaries.

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

Two categories of influences on market risk exist as it relates to financial instruments. First are systematic aspects, which relate to the investing environment and are out of the control of the investment manager. Second are non-systematic aspects, which relate to the construction of the investment portfolio through investment policies and decisions, and are under the direct control of the investment manager. Due to systematic changes, several components of market risk increased noticeably during 2002 and 2003, but appear to have leveled off or declined in 2004 and 2005. As it relates to equity price risk, the poor performance of the markets during that period resulted in declines in the values of the Company’s equity investments. This risk appears to be declining due to the recovery of the markets. Credit quality risk rose, resulting in declines in the values of several bond investments stemming from the many high-profile bankruptcies and other downgrade activities during that period. This risk also appears to be subsiding as the general economic condition continues to show signs of strengthening. Prepayment risk increased, primarily for the mortgage-backed securities, as declines in interest rates during that period accelerated the payment of higher-interest rate mortgages through re-financing activity. And finally, to a lesser extent interest rate risk increased due to interest rates bottoming-out during that period. Future interest rate increases will result in declines in the values of fixed maturity securities from their current values. Throughout all these systematic changes, the Company has continued its commitment to controlling non-systematic risk through sound investment policies and diversification.

Further analysis of the components of the Company’s market risk (including interest rate risk, equity price risk, credit quality risk, and prepayment risk) can be found in the Company’s 2004 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were functioning effectively as of the end of the period covered by this report to provide reasonable assurance that the Company can meet its disclosure obligations. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended September 30, 2005:

				(c) Total number		(d) Maximum number
	(a) Total		(b) Average	of shares (or		(or approximate dollar
	number of		price	units) purchased		value) of shares
	shares		paid	as part of publicly		(or units) that may yet
	(or units)		per share	announced plans		be purchased under
Period	purchased		(or unit)	or programs		the plans or programs

7/1/05 - 7/31/05	7,913	(1)	$ 18.09	7,500	(2)	$ 10,444,865

8/1/05 - 8/31/05	37,479	(1)	17.94	37,365	(2)	9,774,739

9/1/05 - 9/30/05	158,006	(1)	17.95	156,400	(2)	6,966,003

Total	203,398		$ 17.96	201,265		$ 6,966,003

(1) 413, 114 and 1,606 shares were purchased in the open market in July, August and September, respectively, under the Company’s dividend reinvestment and common stock purchase plan.

(2) On May 12, 2005 the Company announced that its parent company, Employers Mutual Casualty Company, had initiated a $15 million stock purchase program under which Employers Mutual would purchase shares of the Company’s common stock in the open market. This purchase program was effective immediately and does not have an expiration date.

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

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President & Chief Executive Officer

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and
Chief Financial Officer

Date: November 14, 2005