Form 10-K
period 2005-12-31
EMC INSURANCE GROUP INC
filed 2006-03-16
CIK 356130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 0-10956

EMC INSURANCE GROUP INC.
(Exact name of registrant as specified in its charter)

Iowa	42-6234555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

717 Mulberry Street, Des Moines, Iowa	50309
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(515) - 280 - 2902
Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $1.00
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act		☐	Yes	☒	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act		☐	Yes	☒	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days.		☒	Yes	☐	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in

Part III of this Form 10-K or any amendment to this Form 10-K.		☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐	Yes	☒	No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was $109,698,936.

The number of shares outstanding of the registrant’s common stock, $1.00 par value, on February 28, 2006, was 13,664,474.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2006, and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2005, are incorporated by reference under Part III.

PART I

ITEM 1.	BUSINESS.

GENERAL

EMC Insurance Group Inc. is an insurance holding company that was incorporated in Iowa in 1974 by Employers Mutual Casualty Company (Employers Mutual) and became a public company in 1982 following the initial public offering of its common stock. EMC Insurance Group Inc. is 57 percent owned by Employers Mutual, a multiple-line property and casualty insurance company organized as an Iowa mutual insurance company in 1911 that is licensed in all 50 states and the District of Columbia. The term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate, are referred to as the “EMC Insurance Companies.”

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

The Company conducts its insurance business through two business segments as follows:

EMC INSURANCE GROUP INC.

Property and Casualty Insurance	Reinsurance

Illinois EMCASCO Insurance Company (Illinois EMCASCO)	EMC Reinsurance Company
Dakota Fire Insurance Company (Dakota Fire)
Farm and City Insurance Company (Farm and City)
EMCASCO Insurance Company (EMCASCO)

EMC Underwriters, LLC

Illinois EMCASCO was formed in Illinois in 1976 and was re-domesticated to Iowa in 2001, Dakota Fire was formed in North Dakota in 1957 and EMCASCO was formed in Iowa in 1958 for the purpose of writing property and casualty insurance. Farm and City was formed in Iowa in 1962 to write nonstandard risk automobile insurance and was purchased by the Company in 1984. Farm and City no longer writes direct business, but continues to participate in the reinsurance pooling agreement with Employers Mutual (see discussion under “Organizational Structure – Property and Casualty Insurance”). EMC Reinsurance Company was formed in 1981 to assume reinsurance business from Employers Mutual. The Company’s excess and surplus lines insurance agency, EMC Underwriters, LLC, was formed in Iowa in 1975 and was acquired in 1985. Effective December 31, 1998, the excess and surplus lines insurance agency was converted to a limited liability company and the ownership was contributed to EMCASCO.

Property and casualty insurance is the most significant segment of the Company’s business, representing approximately 77 percent of premiums earned in 2005. The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement. Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the pooling arrangement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products. For a discussion of the pooling agreement and its benefits, please see “Organizational Structure – Property and Casualty Insurance” below.

          Reinsurance operations are conducted through EMC Reinsurance Company, representing approximately 23 percent of premiums earned in 2005. The principal business activity of EMC Reinsurance Company is to assume the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies (subject to certain limited exceptions).

The Company’s insurance agency, EMC Underwriters, LLC, specializes in marketing excess and surplus lines of insurance. The excess and surplus lines markets provide insurance coverage at negotiated rates for risks that are not acceptable to licensed insurance companies. EMC Underwriters accesses this market by working through independent agents and functions as managing underwriter for excess and surplus lines insurance for several of the pool participants. The Company derives income from this business based on the fees and commissions earned through placement of the business, as opposed to the underwriting of the risks associated with that business.

Organizational Structure

Property and Casualty Insurance

The four property and casualty insurance subsidiaries of the Company and two subsidiaries and an affiliate of Employers Mutual (Union Insurance Company of Providence, EMC Property & Casualty Company and Hamilton Mutual Insurance Company) are parties to reinsurance pooling agreements with Employers Mutual (collectively the “pooling agreement”). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool. All premiums, losses, settlement expenses, and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events.

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

The purpose of the pooling agreement is to spread the risk of an exposure insured by any of the participants among all of the participants. The particular benefits that the Company’s property and casualty insurance companies realize from participating in the pooling agreement include the following:

•

the ability to produce a more uniform and stable underwriting result from year-to-year for each participant than might otherwise be experienced on an individual basis, by spreading the risks over a wide range of geographic locations, lines of insurance written, rate filings, commission plans and policy forms;

•

the ability to benefit from the capacity of the entire pool representing $1.1 billion in direct premiums written in 2005 and $769.8 million in statutory surplus as of December 31, 2005, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level;

•	the achievement of an “A-” (Excellent) rating from A.M. Best on a “group” basis;

•	the ability to take advantage of a significant distribution network of independent agencies that the participants most likely could not access on an individual basis;

•	the ability to negotiate and purchase reinsurance from third-party reinsurers on a combined basis, thereby achieving larger retentions and better pricing; and

•	the ability to achieve and benefit from economies of scale in operations.

          On October 20, 2004, the Company successfully completed a follow-on stock offering and sold 2.0 million new shares of its common stock to the public at a price of $18.75 per share. Employers Mutual participated in the stock offering as a selling shareholder and sold 2.1 million shares of the Company’s common stock that it previously owned. As a result of these transactions, Employers Mutual’s ownership of the Company was reduced from approximately 80.9 percent to approximately 53.7 percent.

Net proceeds to the Company from the follow-on stock offering totaled $34,890,000. These proceeds were contributed to three of the Company’s property and casualty insurance subsidiaries in December of 2004 to support a 6.5 percentage point increase in the Company’s aggregate participation in the pooling agreement effective January 1, 2005. As a result of this change, the Company’s aggregate participation in the pooling agreement increased from 23.5 percent to 30.0 percent and Employers Mutual’s participation decreased from 65.5 percent to 59.0 percent. In connection with this change in pool participation, the Company’s liabilities increased $115,042,000 and assets increased $108,523,000. The Company reimbursed Employers Mutual $6,519,000 for expenses that were incurred to generate the additional business assumed by the Company, but this expense was offset by an increase in deferred policy acquisition costs. The Company also received $275,000 in interest income from Employers Mutual as the actual transfer of assets did not occur until February 15, 2005.

Effective January 1, 2005, the pooling agreement was amended to provide for a fixed term of three years commencing January 1, 2005 and continuing until December 31, 2007, during which period the pooling agreement may not be terminated and the revised participation interests will not be further amended, absent the occurrence of a material event not in the ordinary course of business that could reasonably be expected to impact the appropriateness of the participation interests in the pool (such as the sale or dissolution of a participant, or the acquisition by, or affiliation with, the Company or Employers Mutual of a subsidiary or affiliated company that desires to become a participant in the pooling agreement). Commencing January 1, 2008, the pooling agreement will be automatically renewed for an additional three-year term (and automatically renewed for three-year terms after the end of each renewal term), however, during any renewal term a participant may terminate its participation in the pool as of the beginning of the next calendar year by providing 12 months prior notice to Employers Mutual.

Effective January 1, 2005, the pooling agreement was further amended to comply with certain conditions established by A.M. Best that will enable the pool participants to have their financial strength ratings determined on a “group” basis. These amendments: (i) provide that if a pool participant becomes insolvent, or is otherwise subject to liquidation or receivership proceedings, each of the other participants will, on a pro rata basis (based on their participation interests in the pool), adjust their assumed portions of the pool liabilities in order to assume in full the liabilities of the impaired participant, subject to compliance with all regulatory requirements applicable to such adjustment under the laws of all states in which the participants are domiciled; (ii) clarify that all development on prior years’ outstanding losses and settlement expenses of the participants will remain in the pool and be pro rated pursuant to the pooling agreement; and (iii) clarify that all liabilities incurred prior to a participant withdrawing from the pool, and associated with such withdrawing participant, shall remain a part of the pool and subject to the pooling agreement.

          The amount of insurance a property and casualty insurance company writes under industry standards is commonly expressed as a multiple of its surplus calculated in accordance with statutory accounting practices. Generally, a ratio of 3 or less is considered satisfactory by state insurance departments. The ratios of the pool participants for the past three years are as follows:

	Year ended December 31,
	2005	2004	2003
Employers Mutual	0.90	1.23	1.26
EMCASCO (1)	2.03	1.65	2.15
Illinois EMCASCO (1)	1.96	1.74	2.07
Dakota Fire (1)	1.97	1.67	2.11
Farm and City	2.04	2.67	2.35
EMC Property & Casualty Company	0.83	0.93	0.92
Union Insurance Company of Providence	0.82	0.91	0.91
Hamilton Mutual Insurance Company	1.56	2.53	2.02

(1) The 2004 ratios for these companies reflect the receipt of an aggregate of $34,890,000 in proceeds from the Company’s follow-on stock offering, which was used to support a 6.5 percentage point increase in the Company’s aggregate participation in the pooling agreement effective January 1, 2005. The ratios for all three years for these companies also reflect the issuance of an aggregate of $25,000,000 of surplus notes to Employers Mutual on December 28, 2001. Surplus notes are considered to be a component of surplus for statutory reporting purposes; however, under U.S. generally accepted accounting principles, surplus notes are considered to be debt and are reported as a liability in the Company’s financial statements.

Reinsurance

The Company’s reinsurance subsidiary assumes a 100 percent quota share portion of Employers Mutual’s assumed reinsurance business, exclusive of certain reinsurance contracts. This includes all premiums and related losses, settlement expenses, and other underwriting and administrative expenses of this business, subject to a maximum loss of $1,500,000 per event. The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, the reinsurance subsidiary assumes reinsurance business from the Mutual Reinsurance Bureau (MRB) pool and this pool provides a small amount of reinsurance protection to the participants of the pooling agreement. As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the direct business produced by the participants in the pooling agreement, after ceded reinsurance protections purchased by the MRB pool are applied. In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law. Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

The reinsurance subsidiary pays an annual override commission to Employers Mutual in connection with the $1,500,000 cap on losses assumed per event. The override commission is charged at a rate of 4.5 percent of written premiums. The reinsurance subsidiary also pays for 100 percent of the outside reinsurance protection Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business it retains in excess of the $1,500,000 cap per event, excluding reinstatement premiums. This cost is recorded as a reduction to the premiums received by the reinsurance subsidiary.

Under the terms of the quota share agreement, the reinsurance subsidiary receives reinstatement premium income that is collected by Employers Mutual from the ceding companies, but does not pay reinstatement premium expense for the reinsurance protection carried by Employers Mutual. This produces unusual underwriting results for the reinsurance subsidiary when a large event occurs because the reinstatement premium income may approximate, or exceed, the $1,500,000 of assumed losses per event.

          Effective January 1, 2006, the terms of the quota share agreement between Employers Mutual and the reinsurance subsidiary were revised. The majority of the changes were prompted by the significant amount of hurricane losses retained by Employers Mutual during the severe 2005 hurricane season; however, other changes were made to simplify and clarify the terms and conditions of the quota share agreement. The revised terms of the quota share agreement for 2006 are as follows: (1) the reinsurance subsidiary’s retention, or cap, on losses assumed per event increased from $1,500,000 to $2,000,000; (2) the cost of the $2,000,000 cap on losses assumed per event will be treated as a reduction to written premiums rather than commission expense; (3) the reinsurance subsidiary will no longer directly pay for the outside reinsurance protection that Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business it retains in excess of the cap, and will instead pay a higher premium rate (previously accounted for as commission); and (4) the reinsurance subsidiary will assume all foreign currency exchange risk/benefit associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement. For 2006, the premium rate paid by the reinsurance subsidiary to Employers Mutual will be 10.5 percent of written premiums. The corresponding rate for 2005 was approximately 8.5 percent (4.5 percent override commission rate plus approximately 4.0 percent for the cost of the outside reinsurance protection). Based on historical data, the foreign currency exchange gains/losses that will be assumed by the reinsurance subsidiary beginning in 2006 are not expected to be material.

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

Investment expenses are based on actual expenses incurred by the Company plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted-average of total invested assets and number of investment transactions.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

For information concerning the Company’s revenues, operating income and identifiable assets attributable to each of its industry segments over the past three years, see note 7 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

NARRATIVE DESCRIPTION OF BUSINESS

Principal Products

Property and Casualty Insurance

The Company’s property and casualty insurance subsidiaries and the other parties to the pooling agreement underwrite both commercial and personal lines of property and casualty insurance. Those coverages consist of the following types of insurance:

Commercial Lines

•

Automobile - policies purchased by insureds engaged in a commercial activity that provide protection against liability for bodily injury and property damage arising from automobile accidents, and protection against loss from damage to automobiles owned by the insured.

•	Property - policies purchased by insureds engaged in a commercial activity that provide protection against damage or loss to property (other than autos) owned by the insured.

•

Workers’ Compensation - policies purchased by employers to provide benefits to employees for injuries incurred during the course of employment. The extent of coverage is established by the workers’ compensation laws of each state.

•

Liability - policies purchased by insureds engaged in a commercial activity that provide protection against liability for bodily injury or property damage to others resulting from acts or omissions of the insured or its employees.

•

Other - includes a broad range of policies purchased by insureds engaged in a commercial activity that provide protection with respect to burglary and theft loss, aircraft, marine and other losses. This category also includes fidelity and surety bonds issued to secure performance.

Personal Lines

•

Automobile - policies purchased by individuals that provide protection against liability for bodily injury and property damage arising from automobile accidents, and protection against loss from damage to automobiles owned by the insured.

•	Property - policies purchased by individuals that provide protection against damage or loss to property (other than autos) owned by the individual, including homeowner’s insurance.

•	Liability - policies purchased by individuals that provide protection against liability for bodily injury or property damage to others resulting from acts or omissions of the insured.

          The following table sets forth the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 2005, by line of business.

		Percent		Percent		Percent
		of		of		of
Line of Business	2005	total	2004	total	2003	total
	(Dollars in thousands)
Commercial Lines:
Automobile	$ 243,289	21.4%	$ 248,542	21.8%	$ 239,960	21.6%
Property	232,629	20.4	224,899	19.7	202,124	18.2
Workers’ Compensation	212,060	18.6	217,987	19.1	209,171	18.8
Liability	242,742	21.3	231,091	20.2	213,150	19.1
Other	30,312	2.7	25,430	2.2	22,524	2.0

Total commercial lines	961,032	84.4	947,949	83.0	886,929	79.7

Personal Lines:
Automobile	95,925	8.4	110,063	9.6	128,671	11.5
Property	79,339	7.0	82,786	7.2	95,550	8.6
Liability	2,232	0.2	2,127	0.2	1,972	0.2

Total personal lines	177,496	15.6	194,976	17.0	226,193	20.3

Total	$ 1,138,528	100.0%	$ 1,142,925	100.0%	$ 1,113,122	100.0%

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

          The following table sets forth the assumed written premiums of the reinsurance subsidiary for the three years ended December 31, 2005, by line of business.

		Percent		Percent		Percent
		of		of		of
Line of Business	2005	total	2004	total	2003	total
	(Dollars in thousands)
Pro rata reinsurance:
Property and casualty	$ 18,464	19.9%	$ 21,785	22.3%	$ 20,025	22.2%
Property	17,160	18.5	14,501	14.8	15,282	17.0
Crop	3,975	4.3	4,084	4.2	2,693	3.0
Casualty	1,091	1.2	1,206	1.2	1,771	2.0
Marine/Aviation	5,423	5.9	11,202	11.5	12,377	13.7

Total pro rata reinsurance	46,113	49.8	52,778	54.0	52,148	57.9

Excess-of-loss reinsurance:
Property	30,301	32.7	26,935	27.6	23,744	26.4
Casualty	16,221	17.5	17,358	17.8	12,954	14.4
Surety	(47)	-	566	0.6	1,212	1.3

Total excess-of-loss reinsurance	46,475	50.2	44,859	46.0	37,910	42.1

Total	$ 92,588	100.0%	$ 97,637	100.0%	$ 90,058	100.0%

Marketing and Distribution

Property and Casualty Insurance

The Company markets a wide variety of commercial and personal lines insurance products through 16 full service branch offices, which actively write business in 41 states. The Company’s products are marketed exclusively through a network of over 2,200 local independent agencies contracted and serviced by those branch offices. The Company primarily focuses on the sale of commercial lines of property and casualty insurance to small and medium-sized businesses, which are considered to be policyholders that pay less than $100,000 in annual premiums. The Company also seeks to provide more than one policy to a given customer, because this “account selling” strategy diversifies risks and generally improves underwriting results.

The pool participants wrote over $1.1 billion in direct premiums in 2005, with 84 percent of this business coming from commercial lines products and 16 percent coming from personal lines products. Although a majority of the Company’s business is generated by sales in the Midwest, its offices are located across the country to take advantage of local market conditions and opportunities, as well as to spread risk geographically. Each branch office performs its own underwriting, claims, marketing and risk management functions according to policies and procedures established and monitored by the home office. This decentralized network of branch offices allows the Company to develop marketing strategies, products and pricing that target the needs of individual marketing territories and take advantage of different opportunities for profit in each market. This operating structure also enables the Company to develop close relationships with the agents and customers with whom it does business.

Although each branch office offers a slightly different combination of products, the branches generally target three customer segments:

•	a wide variety of small to medium-sized businesses, through a comprehensive package of property and liability coverages;

•

businesses and institutions eligible for the Company’s target market and safety dividend group programs (described below), which offer specialized products geared to their members’ unique protection needs; and

•	individual consumers, through a number of personal lines products such as homeowners, automobile and umbrella coverages.

The Company writes a number of target market and safety dividend group programs throughout the country, and has developed a strong reputation for these programs within the marketplace. These programs provide enhanced insurance protection to businesses or institutions that have similar hazards and exposures and are willing to implement loss prevention programs. Underwriting results for these programs are based on the experience of the group, rather than the individual participants. These groups include public schools, small municipalities, petroleum marketers, contractors and mobile home parks. As an example, the pool participants write coverage for over 1,400 school districts throughout the Midwest. These programs have been successful because they offer risk management products and services that are targeted to the needs of the group members through a local independent agent.

The following table sets forth the geographic distribution of the aggregate direct written premiums of all parties to the pooling agreement for the three years ended December 31, 2005

	2005	2004	2003

Arizona	3.9%	3.8%	3.6%
Colorado	3.2	3.1	2.9
Illinois	4.4	4.3	4.3
Iowa	14.8	15.1	15.4
Kansas	9.3	9.1	8.9
Michigan	3.9	4.1	4.9
Minnesota	3.2	3.3	3.3
Nebraska	5.8	6.4	6.9
North Carolina	3.2	2.9	2.9
Pennsylvania	3.5	3.4	3.1
Texas	4.4	4.6	4.9
Wisconsin	5.5	5.6	5.5
Other *	34.9	34.3	33.4
	100.0%	100.0%	100.0%

* Includes all other jurisdictions, none of which accounted for more than 3 percent.

Reinsurance

The reinsurance subsidiary obtains 100 percent of its business from Employers Mutual through the quota share agreement. The reinsurance subsidiary relies on the financial strength of Employers Mutual to write the reinsurance business and the competitive advantage that Employers Mutual has by virtue of being licensed in all 50 states. Reinsurance marketing is undertaken by Employers Mutual in its role as the direct writer of the reinsurance business; however, the reinsurance subsidiary is utilized in the marketing efforts to help differentiate the reinsurance business from the direct insurance business that is written by Employers Mutual and the other pool participants.

          Employers Mutual’s reinsurance business is derived from two sources. Approximately 59 percent of Employers Mutual’s assumed reinsurance premiums earned in 2005 were generated through the activities of its Home Office Reinsurance Assumed Department (also known as “HORAD”). The reinsurance business written by HORAD is brokered through independent intermediaries. As a result, the risks assumed by HORAD do not materially overlap with the risks assumed by MRB (discussed below). The risks which are assumed by Employers Mutual through HORAD are directly underwritten and priced by Employers Mutual. As such, Employers Mutual has discretion with respect to the type and size of risks which it assumes and services through these activities.

The remaining 41 percent of Employers Mutual’s assumed reinsurance premiums earned in 2005 were generated through participation in the MRB pool, an unincorporated association through which Employers Mutual and two other unaffiliated insurance companies participate in a voluntary reinsurance pool to meet the reinsurance needs of small and medium-sized, unaffiliated mutual insurance companies. Employers Mutual has participated in MRB since 1957. MRB is controlled by a board of directors composed of three members including one representative designated by Employers Mutual. As a member of this organization, Employers Mutual assumes its proportionate share of the risks ceded to MRB by unaffiliated insurers. During 2005, Employers Mutual had a one-third share of all reinsurance business assumed by MRB. However, because MRB is structured on a joint liability basis, Employers Mutual, and therefore the Company’s reinsurance subsidiary, would be obligated with respect to the proportionate share of risks assumed by the other participants in the event they were unable to perform. MRB, which is operated by an independent management team, manages assumed risks through typical underwriting practices, including loss exposure controls through reinsurance coverage obtained for the benefit of MRB. The risks for which MRB is the reinsurer arise primarily from the Northeast and Midwest markets. Underwriting of risks and pricing of coverage is performed by MRB management under general guidelines established by Employers Mutual and the other two participating insurers. Apart from these procedures, Employers Mutual has only limited control over the risks assumed and the results of these operations. Because of the joint liability structure, MRB participating companies must maintain a rating of “A-” (Excellent) or above from A.M. Best and meet certain other standards.

The board of directors of the MRB pool has approved the admission of Kentucky Farm Bureau Mutual and Country Mutual Insurance Company as new assuming companies to the pool effective January 1, 2006. Both of these companies carry an A.M. Best rating of A+ (Superior) and their addition will enhance the financial strength of the pool. These actions will improve the spread of risk in the Company’s assumed reinsurance business and will reduce the Company’s exposure to catastrophe losses. Additionally, the Company believes that the commitment of two highly rated, well capitalized companies to join the pool sends a strong message regarding the pool’s future business prospects. The increase in assuming companies will have a short-term negative impact on earned premiums for the Company’s reinsurance subsidiary as the pool business will be split between more participants; however, the addition of these new companies will strengthen MRB’s surplus base and should favorably impact future marketing efforts.

Over the last several years Employers Mutual has emphasized writing excess-of-loss reinsurance business in its HORAD operation and has worked to increase its participation on existing contracts that had favorable terms. Employers Mutual strives to be flexible in the types of reinsurance products it offers, but generally limits its writings to direct reinsurance business, rather than providing retrocessional covers. In recent years there has been a trend in the reinsurance marketplace for “across the board” participation on excess-of-loss reinsurance contracts. As a result, reinsurance companies must be willing to participate on all layers offered under a specific contract in order to be considered a viable reinsurer.

          It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business. Commissions paid by the reinsurance subsidiary to Employers Mutual for this purpose amounted to $21,509,000 in 2005. In 2005, the reinsurance subsidiary also paid an annual override commission at the rate of 4.5 percent to Employers Mutual in connection with the $1.5 million cap on losses assumed per event. This commission amounted to $4,166,000 in 2005. The reinsurance subsidiary also paid for 100 percent of the third-party reinsurance protection Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business it retains in excess of the $1,500,000 cap per event, excluding reinstatement premiums. This cost was recorded as a reduction to the premiums received by the reinsurance subsidiary and amounted to $3,696,000 in 2005.

Effective January 1, 2006, revisions to the quota share agreement were approved and implemented. For a discussion of those changes, please see the section of this report titled, “Organizational Structure - Reinsurance”.

Competition

Property and Casualty Insurance

The property and casualty insurance business is very competitive. The Company’s property and casualty insurance subsidiaries and the other pool participants compete in the United States insurance market with numerous insurers, many of which have greater financial resources. Competition in the types of insurance in which the property and casualty insurance subsidiaries are engaged is based on many factors, including the perceived overall financial strength of the insurer, premiums charged, contract terms and conditions, services offered, speed of claim payments, reputation and experience. Because the insurance products of the pool participants are marketed exclusively through independent agencies, the Company faces competition to retain qualified agencies, as well as competition within the agencies. The pool participants also compete with direct writers, who utilize salaried employees and generally offer their products at a lower cost, exclusive agencies who write insurance business for only one company, and to a lesser extent, internet-based enterprises. The pool participants utilize a profit-sharing plan as an incentive for the independent agencies to place high-quality insurance business with them.

Reinsurance

Employers Mutual, in writing reinsurance business through its HORAD operation, competes in the global reinsurance market with numerous reinsurance companies, many of which have substantially greater financial resources. Competition for reinsurance business is based on many factors, including financial strength, industry ratings, stability in products offered and licensing status. During the last several years, some ceding companies have tended to favor large, financially strong reinsurance companies who are able to provide “mega” line capacity for multiple lines of business. Employers Mutual faces the risk of ceding companies becoming less interested in diversity and spread of reinsurance risk in favor of having fewer, highly-capitalized reinsurance companies on their program.

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

Best’s Rating

Property and Casualty Insurance

A.M. Best Company rates insurance companies based on their relative financial strength and ability to meet their contractual obligations. The most recent A.M. Best Property Casualty Key Rating Guide gives the Company’s property and casualty insurance subsidiaries an “A-” (Excellent) policyholders rating in their capacity as participants in the pooling agreement. A.M. Best reevaluates its ratings from time to time (normally on an annual basis) and there can be no assurance that the Company’s property and casualty insurance subsidiaries and the other pool participants will maintain their current rating in the future. Management believes that a Best’s rating of “A-” (Excellent) or better is important to the Company’s business since many insureds require that companies with which they insure be so rated. Best’s publications indicate that these ratings are assigned to companies that have achieved excellent overall performance and have a strong ability to meet their obligations over a long period of time. Best’s ratings are based upon factors of concern to policyholders and insurance agents, and are not directed toward the protection of investors.

Reinsurance

The most recent A.M. Best Property Casualty Key Rating Guide gives the Company’s reinsurance subsidiary an “A-” (Excellent) policyholders’ rating. However, because all of the reinsurance business assumed by the reinsurance subsidiary is produced by Employers Mutual, the rating of the reinsurance subsidiary is not critical to the Company’s reinsurance operations. The rating of Employers Mutual is, however, critical to the Company’s reinsurance operations, as the unaffiliated insurance companies that cede business to Employers Mutual are concerned with its rating as an indication of its ability to meet its obligations to those insurance companies. Employers Mutual’s rating of “A-” (Excellent) has resulted in the loss of some reinsurance business because some insurance companies require a rating of “A” (Excellent) or higher. A downgrade of Employers Mutual’s rating would have a material adverse impact on the Company’s reinsurance subsidiary, as a downgrade would negatively impact Employers Mutual’s ability to assume reinsurance business and, consequently, to cede that business to the Company’s reinsurance subsidiary.

Statutory Combined Trade Ratios

The following table sets forth the statutory combined trade ratios of the Company’s insurance subsidiaries and the property and casualty insurance industry averages for the five years ended December 31, 2005. The combined trade ratios below are the sum of the following: the loss ratio, calculated by dividing losses and settlement expenses incurred by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written and policyholder dividends by net premiums earned. Generally, if the combined trade ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.

	Year ended December 31,
	2005	2004	2003	2002	2001

Property and casualty insurance (1)
Loss ratio	62.1%	79.0%	70.3%	69.8%	83.0%
Expense ratio	33.5%	33.1%	32.2%	31.2%	28.5%
Combined trade ratio	95.6%	112.1%	102.5%	101.0%	111.5%

Reinsurance
Loss ratio	63.6%	55.9%	65.2%	70.7%	86.6%
Expense ratio	27.5%	27.8%	27.2%	31.6%	29.1%
Combined trade ratio	91.1%	83.7%	92.4%	102.3%	115.7%

Total insurance operations (1)
Loss ratio	62.4%	72.6%	68.9%	70.0%	83.8%
Expense ratio	32.3%	31.6%	30.9%	31.3%	28.6%
Combined trade ratio	94.7%	104.2%	99.8%	101.3%	112.4%

Property and casualty insurance
industry averages (2)
Loss ratio	76.2%	72.8%	75.0%	81.7%	88.5%
Expense ratio	25.8%	25.3%	25.1%	25.7%	27.5%
Combined trade ratio	102.0%	98.1%	100.1%	107.4%	116.0%

(1)     The 2005 expense ratio and combined trade ratio for “property and casualty insurance” and “total insurance operations” are distorted by $29,631,000 of additional written premiums and $6,519,000 of commission expense that were recorded in connection with the change in the Company’s pool participation. Excluding these adjustments, the expense ratios would have been 34.4 percent and 32.9 percent, respectively, and the combined trade ratios would have been 96.5 percent and 95.3 percent, respectively. The 2001 expense ratio and combined trade ratio for “property and casualty insurance” and “total insurance operations” are distorted by $13,884,000 of additional written premiums that were recorded in connection with a change in the recording of installment-based insurance policies. Excluding this adjustment, the expense ratios would have been 30.2 percent and 30.0 percent, respectively, and the combined trade ratios would have been 113.2 percent and 113.8 percent, respectively.

(2)     As reported by A.M. Best Company. The ratio for 2005 is an estimate; the actual combined ratio is not currently available.

Claims Management

The Company believes that effective claims management is critical to its success. To this end, the Company has adopted a customer-focused claims management process that it believes is cost efficient, delivers the appropriate claims service and produces superior claims results. The Company’s claims management process is focused on controlling claims from their inception, accelerating communication to insureds and claimants and compressing the cycle time of claims to control both loss costs and claims-handling costs. The Company believes its process provides quality service and results in the appropriate handling of claims, allowing it to cost-effectively pay valid claims and contest fraudulent claims.

The Company’s claims management operation includes adjusters, appraisers, special investigators, attorneys and claims administrative personnel. The Company conducts its claims management operations out of its 16 branch offices and five service offices located throughout the United States. The home office claims group provides advice and counsel for branch claims staff in investigating, reserving and settling claims. The home office claims staff also evaluates branch claims operations and makes recommendations for improvements in performance. Additional home office services provided include: complex claim handling, physical damage and property review, medical case management, medical bill review, legal coverage analysis, litigation management and subrogation. The Company believes these home office services assist the branch claims personnel in producing greater efficiencies than can be achieved at the local level.

Each branch office is responsible for evaluating and settling claims within the authority provided by home office claims. Authority levels within the branch offices are granted based upon an adjuster’s experience and expertise. The branch office must request input from home office claims once a case exceeds its authority. A claims committee exists within home office and is chaired by the Senior Vice President of Claims. This committee meets on a weekly basis to assist the branches in evaluating and settling claims beyond their authority.

The Company will allow claims to go to litigation in matters such as value disputes and questionable liability and will defend appropriate denials of coverage. The Company generally retains outside defense counsel to litigate such matters. The Company’s claims professionals manage the litigation process, rather than ceding control to an attorney. The Company has implemented a litigation management system that provides data that allows the claims staff to evaluate the quality and cost effectiveness of legal services provided. Cases are constantly reviewed to adjust the litigation plan if necessary, and all cases going to trial are carefully reviewed to assess the value of trial or settlement.

Loss and Settlement Expense Reserves

Liabilities for losses and settlement expenses are estimates at a given point in time of what an insurer expects to pay to claimants and the cost of settling claims, based on facts and circumstances then known. It can be expected that the insurer’s ultimate liability for losses and settlement expenses may either exceed or be less than such estimates. The Company’s estimates of the liabilities for losses and settlement expenses are based on estimates of future trends and claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, which may cover many years in some cases, the Company may learn additional facts regarding individual claims, and consequently it often becomes necessary to refine and adjust its estimates of the liability. The Company reflects any adjustments to its liabilities for losses and settlement expenses in its operating results in the period in which the changes in estimates are made.

The Company maintains reserves for losses and settlement expenses with respect to both reported and unreported claims. The amount of reserves for reported claims is primarily based upon a case-by-case evaluation of the specific type of claim, knowledge of the circumstances surrounding each claim and the policy provisions relating to the type of loss. Reserves on assumed reinsurance business are the amounts reported by the ceding companies.

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

Settlement expense reserves are intended to cover the ultimate cost of investigating claims and defending lawsuits arising from claims. These reserves are established each year based on previous years’ experience to project the ultimate cost of settlement expenses. To the extent that adjustments are required to be made in the amount of loss reserves each year, settlement expense reserves are correspondingly revised, if necessary.

The Company’s actuaries conduct quarterly reviews of the direct loss and settlement expense reserves. In addition, they specifically analyze direct case loss reserves on a quarterly basis and direct incurred but not reported (“IBNR”) loss reserves on an annual basis. Based on the results of these regularly-scheduled evaluations, the Company’s actuaries make recommendations regarding adjustments to direct reserve levels.

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

Despite the inherent uncertainties of estimating loss and settlement expense reserves, the Company believes that its reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that its reserves for losses and settlement expenses at December 31, 2005 are adequate.

The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the property and casualty insurance subsidiaries and the reinsurance subsidiary. Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements.

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Gross reserves at beginning of year	$ 429,677	$ 373,783	$ 331,227
Ceded reserves at beginning of year	(25,358)	(20,666)	(10,368)
Net reserves at beginning of year,
before adjustment	404,319	353,117	320,859

Adjustment to beginning reserves due to
the change in pool participation	78,818	-	-
Net reserves at beginning of year,
after adjustment	483,137	353,117	320,859

Incurred losses and settlement expenses
Provision for insured events of the
current year	273,335	229,668	219,029
Increase (decrease) in provision for
insured events of prior years	(15,408)	20,138	7,476
Total incurred losses and
settlement expenses	257,927	249,806	226,505

Payments
Losses and settlement expenses
attributable to insured events of the
current year	99,998	83,531	86,072
Losses and settlement expenses
attributable to insured events of
prior years	139,665	115,073	108,175
Total payments	239,663	198,604	194,247

Net reserves at end of year	501,401	404,319	353,117
Ceded reserves at end of year	42,650	25,358	20,666
Gross reserves at end of year	$ 544,051	$ 429,677	$ 373,783

During the year ended December 31, 2005, the Company experienced favorable development in the provision for insured events of prior years, as compared to adverse development in this measure in each of the preceding two years. The majority of the adverse development during the preceding two years came from the property and casualty insurance segment, primarily in the workers’ compensation and other liability lines of business. Following are the significant issues and trends that were identified as contributors to that adverse development.

Workers’ compensation claim severity increased significantly, with the projected ultimate average claim amount increasing approximately 72 percent over the five year period ending in 2004. An increase of this magnitude made the establishment of adequate case reserves challenging. A review of claims data indicated that claims adjusters had underestimated medical costs and the length of time injured workers were away from work. In addition, partial disability benefits had been underestimated or unanticipated. Large increases in drug costs and the availability and utilization of new and costly medical procedures contributed to rapidly escalating medical costs.

Construction defect claims arising from general liability policies issued to contractors contributed to the adverse reserve development. States with significant construction defect losses included Alabama, Arizona, California, Colorado, Nevada and Texas.

Large umbrella claims contributed to the adverse development experienced in the other liability line of business. A pattern of increasing umbrella claims severity was generally consistent with industry umbrella severity trends. Also contributing to overall umbrella reserve development was an increase in claims arising from underlying general liability policies.

Legal expenses for the other liability line of business increased rapidly over the three year period ending in 2004, with defense costs increasing at an average rate of approximately 14 percent per year. This increase in legal expenses occurred despite a reduction in the number of new lawsuits.

In response to an indicated deficiency in case reserves at December 31, 2003, the home office claims department in early 2004 instructed each of the 16 branch offices to review and carefully reevaluate all claim reserves for adequacy. As a result of these reviews, case reserves were strengthened in both the second and third quarters of 2004. However, during the required fourth quarter inventory and review process, the branch offices further strengthened their case reserves, generating a significant amount of adverse development on prior years’ reserves.

Following is a detailed analysis of the reserve development the Company has experienced during the past three years.

Year ended December 31, 2005

Property and casualty insurance segment

For the property and casualty insurance segment, the December 31, 2005 estimate of loss and settlement expense reserves for accident years 2004 and prior decreased $14,808,000 from the estimate at December 31, 2004. This decrease represents approximately 5 percent of the December 31, 2004 carried reserves and is primarily attributed to downward development of individual case reserves of previously reported claims, downward development of settlement expense reserves and the elimination of a workers’ compensation bulk case reserve. None of the favorable development experienced in 2005 is associated with changes in the key actuarial assumptions utilized to estimate loss and settlement expense reserves.

Reserves on previously reported claims developed downward in 2005 by approximately $6,539,000. Favorable case reserve development occurred in most lines of business as follows: other liability ($6,180,000), commercial property ($3,165,000), personal auto liability ($1,621,000), homeowners ($1,316,000), auto physical damage ($1,162,000), and bonds ($428,000). Partially offsetting these reductions was adverse development in two lines of business: workers’ compensation ($5,049,000) and commercial auto liability ($2,284,000). About one-fourth of the workers' compensation adverse development was from assigned risk claims, which are ceded 100 percent to an involuntary pool. For all lines combined, the latest three accident years were responsible for about 90 percent of the total favorable development.

During 2005, direct IBNR loss reserves, excluding asbestos and environmental-related exposures, were strengthened $6,403,000, of which approximately $3,510,000 was allocated to prior accident years. Over 85 percent of the prior year strengthening was in the other liability line of business. In addition, asbestos IBNR reserves were strengthened $600,000. Both of these reserving actions resulted from standard actuarial reviews.

The emergence of IBNR claims in excess of the change in prior year IBNR reserves resulted in approximately $1,318,000 of adverse development in 2005. This adverse development arose from two lines of business: personal auto ($2,435,000), with nearly all of the development attributable to a large Michigan no-fault claim, which is ceded 100 percent to the Michigan Catastrophic Claims Association, and workers’ compensation ($2,336,000), about half of which is attributable to a reallocation of IBNR reserves by accident year as a result of the 2005 actuarial analysis. IBNR reserves for the other liability line of business developed downward by $1,239,000 despite a $2,906,000 increase in prior accident year IBNR reserves that resulted from a reallocation of IBNR reserves by accident year.

Settlement expense reserves developed downward in 2005 by $3,815,000. About 70 percent of this favorable development can be attributed to three lines of business: workers’ compensation ($1,571,000), other liability ($653,000), and commercial auto liability ($459,000). Approximately one-third of the total decline is due to a reduction in the reserve for internal settlement expenses, a decrease that was indicated by the standard methodology used to establish this reserve. The remainder can be attributed primarily to settlement expense payments during 2005 that were lower than those anticipated in the payment patterns used at December 31, 2004 to allocate settlement expense reserves by accident year. This decline more than offset an approximate $561,000 increase in prior year internal expenses for contingent salaries, bonuses and retirement plans.

There were relatively offsetting effects in the defense and cost containment portions of prior year settlement expense reserves. Settlement expense reserves were strengthened $600,000 for asbestos exposures and $900,000 for the other liability line of business, excluding asbestos, of which approximately $631,000 was allocated to prior accident years. These reserving actions resulted from standard actuarial reviews. Because the Company establishes settlement expense reserves as a percentage of loss reserves, IBNR strengthening associated with increases in premium rate levels produced a $470,000 increase in prior year settlement expense reserves. The takedown of a workers’ compensation bulk case reserve, the reallocation of IBNR reserves by accident year, and a strengthening of IBNR reserves in the other liability line of business resulted in net adverse development of approximately $1,667,000 in prior year settlement expense reserves. This increase in the defense portion of the prior year settlement expense reserve was more than offset by a reduction in the legal and cost containment portion of the reserve that resulted from a reduction in prior accident year case and IBNR reserves. Overall, the defense and cost containment portion of the total prior year settlement expense reserve generated a modest $455,000 of favorable development.

During 2005, the involuntary workers’ compensation and auto assigned risk business experienced adverse development of $688,000. Losses and settlement expenses for these mandatory pools are booked as reported to the Company, with the exception of a current accident year IBNR reserve provision to cover a one-quarter reporting lag.

At January 1, 2005, the Company carried a bulk case reserve in the amount of $7,950,000 in the workers’ compensation line of business. Due to indications of a potential shortage in IBNR reserves in the other liability line of business, one-half of this bulk case reserve was reallocated to other liability IBNR reserves at March 31, 2005, with no effect on underwriting results. Actuarial reviews performed during the remainder of 2005 indicated that the estimated adequacy of individual workers’ compensation case reserves and total case reserves remained fairly constant with the levels perceived at December 31, 2004. As a result, a portion of the remaining bulk case reserve was reallocated to various components of the loss and settlement expense reserve for the other liability line of business (IBNR, asbestos and settlement expense) at December 31, 2005 and the remainder was eliminated. These actions resulted in the recognition of $2,145,000 of favorable development on prior years’ reserves during the fourth quarter of 2005. For the twelve months of 2005, the elimination of workers’ compensation bulk case reserve resulted in $7,950,000 of favorable development in the workers’ compensation line of business.

The above results reflect reserve development on a direct and assumed basis. During 2005, ceded losses for prior accident years increased $2,853,000. This includes increases of $2,855,000 and $1,719,000 in the workers’ compensation and personal auto lines of business due to an increase in losses ceded to mandatory pools and a decline of $2,159,000 in the other liability line of business. The impact of the increase in reinsurance recoverables was to enhance the favorable development experienced on the direct business described above.

Reinsurance segment

For the reinsurance segment, the December 31, 2005 estimate of loss and settlement expense reserves for accident years 2004 and prior decreased $600,000 from the estimate at December 31, 2004. This modest decrease represents less than 1 percent of the December 31, 2004 carried reserves and is attributable to the HORAD book of business, which developed downward by $2,291,000. Accident years 2002 and 2003 developed downward $3,766,000. Much of this favorable development can be attributed to reported policy year 2002 and 2003 losses for property, casualty, ocean marine, and multi-line classes that were below December 31, 2004 implicit projections. Accident year 2004 developed upward $2,057,000, while most accident years prior to 2002 developed modestly downward, offsetting about 30 percent of the accident year 2004 adverse development. The accident year 2004 development arose primarily from ocean marine and casualty excess classes.

MRB reserves developed adversely in 2005 by $1,691,000. Approximately 85 percent of this development arose from accident years 2001 – 2004. The classes showing the most significant adverse development were casualty excess and property excess. The management of MRB only reduced prior accident year casualty excess IBNR reserves by two-thirds of the prior accident year losses reported during the year, generating adverse development in that class of business. Most of the property excess development can be attributed to 2004 hurricane claims.

The reserve development experienced in 2005 did not result from any changes in the key actuarial assumptions utilized to estimate loss and settlement expense reserves.

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

During 2004, case reserves increased $39,644,000. Actuarial analysis indicates that this increase represents substantial case reserve strengthening. Although figures for the first quarter are not available, the Company estimates that from the end of the first quarter through year-end 2004, case reserves were strengthened $20,904,000. This reserving action is an important underlying reason for the adverse reserve development that occurred during 2004, which is discussed in detail below.

Because the Company establishes settlement expense reserves as a percentage of case reserves, the increase in case reserves resulted in a $8,731,000 increase in settlement expense reserves, approximately $3,122,000 of which can be attributed to case reserve strengthening. The case reserve increase resulted in an estimated $6,209,000 of settlement expense adverse development.

The emergence of IBNR claims in excess of carried IBNR reserves resulted in approximately $14,758,000 of adverse development in 2004. The most significant development occurred in the other liability ($7,812,000), personal auto liability ($5,991,000), commercial auto liability ($1,871,000), and workers’’ compensation ($1,634,000) lines of business. The other liability development can be attributed to an unusual number of umbrella claims and to construction defect claims. More than 80 percent of the other liability development came from accident years 1999 - 2003, which are the years with the vast majority of umbrella IBNR claims. For personal auto, nearly all of the development resulted from a change in the recording of large Michigan no-fault claims; however, the additional reserves are ceded 100 percent to the Michigan Catastrophic Claims Association. For commercial auto, the upward development arose mainly from accident years 2000 - 2003. Approximately 70 percent of the workers’ compensation development is from accident years 1999 - 2003. For all other lines combined, IBNR reserves developed downward ($2,550,000), with variations by line of business ranging from downward development of $1,139,000 for commercial property to upward development of $85,000 for bonds.

Reserves on previously reported claims also developed upward in 2004 by approximately $11,037,000. Adverse case reserve development occurred primarily in the workers’ compensation line of business ($12,265,000), with a smaller amount of adverse development occurring in the commercial auto liability ($1,987,000) and other liability ($1,212,000) lines. Partially offsetting these three lines was favorable development in the remaining lines, most notably property ($1,853,000), auto physical damage ($1,041,000) and homeowners ($905,000). About two-thirds of the workers’ compensation adverse development came from the latest three accident years. For all lines combined, the latest three accident years were responsible for about 80 percent of the total adverse development.

For workers’ compensation, the adverse development on previously reported claims is tempered by a reduction of $2,609,000 in the bulk case reserve allocated to accident years 2003 and prior. With this adjustment, the workers’ compensation adverse case reserve development was $9,656,000.

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

As previously noted, case reserves for the property and casualty insurance segment developed upward during 2004, which represented a significant change from the historical development pattern prior to 2003. To supplement the individual case reserves, the Company increased the bulk case reserve for the workers’ compensation line of business, which was primarily responsible for the adverse development. The portion of the bulk reserve increase allocated to prior accident years was $703,000. The increase in the bulk reserve was in response to quarterly actuarial reviews of case reserves. These reviews were initiated in 2003 and the methodology was refined in 2004. The current methodology projects paid losses to an ultimate level, with the data limited to claims reported as of the evaluation date.

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

The above results reflect reserve development on a direct basis. During 2004, ceded losses for prior accident years increased $10,437,000. Approximately three-fourths of the increase was in the workers’ compensation and personal auto lines of business, primarily as a result of increases in prior year losses ceded to workers’ compensation assigned risk pools and the Michigan Catastrophic Claims Association. The impact of the increase in reinsurance recoverables was to offset a portion of the adverse development on direct business described above.

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

Year ended December 31, 2003

Property and casualty insurance segment

For the property and casualty insurance segment, the December 31, 2003 estimate of loss and settlement expense reserves for accident years 2002 and prior increased $9,015,000 from the estimate at December 31, 2002. This increase represents 3.9 percent of the December 31, 2002 carried reserves and is attributed to a combination of newly reported claims in excess of carried IBNR reserves, development on case reserves of previously reported claims and bulk reserve strengthening. None of the adverse development experienced in 2003 is associated with changes in the key actuarial assumptions utilized to estimate loss and settlement expense reserves, although a shortage in workers’ compensation individual case reserves led to the establishment of a bulk case reserve for that line of business.

The emergence of IBNR claims in excess of carried IBNR reserves resulted in approximately $3,977,000 of adverse development in 2003. The most significant development occurred in the workers’ compensation ($1,742,000), other liability ($1,565,000) and commercial auto liability ($659,000) lines of business. Approximately 85 percent of the workers’ compensation adverse development was from accident years 1998 - 2002. The other liability development is primarily attributed to construction defect and asbestos claims for accident years prior to 1998, with modest downward development for accident years 1998 - 2002. For commercial auto, the upward development arose mainly from accident years 1998 - 2001, with 2002 developing downward. For all other lines combined, IBNR reserves developed modestly upward with no significant variations.

Reserves on previously reported claims also developed upward in 2003 by approximately $3,529,000. Adverse case reserve development occurred primarily in the workers’ compensation ($7,234,000) and commercial auto liability ($1,562,000) lines of business. Partially offsetting these two lines was favorable development in the remaining lines, most notably other liability ($1,520,000), property ($1,324,000) and auto physical damage ($1,193,000). About 80 percent of the workers’ compensation adverse development came from the latest four accident years. For all lines combined, the latest four accident years developed upward by $3,800,000, with the prior accident years combined developing modestly downward.

The Company also strengthened IBNR reserves in 2003 in response to the results of a regularly-scheduled actuarial analysis, which indicated a higher ratio of IBNR emergence in relation to premiums earned than the 2002 review. The portion of IBNR reserve strengthening allocated to prior accident years totaled $1,980,000. The largest indicated increase in IBNR reserves was in the other liability line of business, where strengthening totaled $1,428,000. Relatively minor strengthening also occurred in the other lines of business, the greatest of which was workers’ compensation ($238,000).

As previously noted, case reserves in the property and casualty insurance segment developed upward during 2003, which represented a significant change from historical development patterns. To supplement the individual case reserves, the Company established a bulk case reserve for the workers’ compensation line of business, which was primarily responsible for the adverse development. The portion of this bulk reserve allocated to prior accident years was $917,000. This action does not represent a change in assumptions, but rather a reaction to a change in circumstances that occurred in 2003. Prior to 2003, there was no indication that overall case reserves were inadequate.

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

The above results reflect reserve development on a direct basis. During 2003, ceded losses for prior accident years increased $3,224,000. Approximately three-fourths of the increase was in the other liability, workers’ compensation and surety bond lines of business, primarily as a result of large claims exceeding the Company’s excess of loss treaties’ retentions. The impact of the increase in reinsurance recoveries was to offset some of the adverse development on direct business described above.

          The Company also experienced $410,000 of adverse development on involuntary pools during 2003. This development affected the auto and workers’ compensation lines of business. Since involuntary pool reserves are booked as reported (except for a lag in IBNR reserves), this adverse development did not result from any change in actuarial assumptions.

Reinsurance Segment

For the reinsurance segment, the December 31, 2003 estimate of loss and settlement expense reserves for accident years 2002 and prior decreased $1,539,000 from the estimate at December 31, 2002. This decrease represents 1.5 percent of the December 31, 2002 carried reserves and is primarily attributed to the 2002 accident year in the HORAD book of business, which developed downward by $3,139,000. Much of this favorable development can be attributed to reported policy year 2002 losses that were approximately $3,200,000 below 2002 implicit projections. HORAD accident years 2001 and prior developed upward approximately $1,190,000. Reserve strengthening implemented in 2003 in response to an independent consultant’s analysis of the reinsurance segment’s exposure to asbestos exposures resulted in $326,000 of adverse development. The remainder of the upward development arose from accident years 1997 - 2001, primarily from casualty and marine losses.

MRB reserves developed upward by $411,000 in 2003. Most of this development arose from accident years 1995 - 1999 and is attributed to construction defect claims arising from an account that has been in runoff since 2000.

The reserve development experienced in 2003 did not result from any changes in the key actuarial assumptions utilized to estimate loss and settlement expense reserves.

The following table shows the calendar year development of the loss and settlement expense reserves of the property and casualty insurance subsidiaries and the reinsurance subsidiary. Amounts presented are on a net basis with (i) a reconciliation of the net loss and settlement expense reserves to the gross amounts presented in the consolidated financial statements and (ii) disclosure of the gross re-estimated loss and settlement expense reserves and the related re-estimated reinsurance receivables.

Reflected in this table is the increase in the reinsurance subsidiary’s quota share assumption of Employers Mutual’s assumed reinsurance business from 95 percent to 100 percent in 1997. The table has been restated to reflect the addition of Hamilton Mutual Insurance Company to the pooling agreement effective January 1, 1997, the addition of Farm and City Insurance Company to the pooling agreement effective January 1, 1998, and the increase in the property and casualty insurance subsidiaries’ aggregate participation in the pooling agreement to 30.0 percent effective January 1, 2005.

In evaluating the table, it should be noted that each cumulative redundancy (deficiency) amount includes the effects of all changes in reserves for prior periods. Conditions and trends that have affected development of the liability in the past, such as a time lag in the reporting of assumed reinsurance business, the high rate of inflation associated with medical services and supplies and the reform measures implemented by several states to control administrative costs for workers’ compensation insurance, may not necessarily occur in the future. Accordingly, it may not be appropriate to project future development of reserves based on this table.

	Year ended December 31,
(Dollars in thousands)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Statutory reserves for losses
and settlement expenses	$ 196,293	191,892	205,606	230,937	257,201	276,103	303,643	321,945	354,200	405,683	502,927

Retroactive restatement of reserves
in conjunction with:
- admittance of new
participants into the
pooling agreement	6,809	7,018	3,600	-	-	-	-	-	-	-	-
- the increase in the property
and casualty insurance
subsidiaries’ aggregate
participation in
the pooling agreement	42,179	40,712	41,743	46,445	51,340	55,052	58,392	61,010	65,696	78,818	-
Statutory reserves after retroactive
restatement	245,281	239,622	250,949	277,382	308,541	331,155	362,035	382,955	419,896	484,501	502,927

GAAP Adjustments	(3,952)	(4,064)	(1,092)	(1,133)	(1,208)	(1,070)	(1,242)	(1,381)	(1,378)	(1,364)	(1,526)

Reserves for losses and
settlement expenses	241,329	235,558	249,857	276,249	307,333	330,085	360,793	381,574	418,518	483,137	501,401

Paid (cumulative) as of:
One year later	75,652	73,569	76,991	94,134	105,740	120,384	129,501	131,395	137,875	139,665	-
Two years later	113,480	113,186	122,374	145,648	168,319	189,404	206,088	213,756	221,724	-	-
Three years later	138,361	139,103	150,317	179,838	211,226	238,116	258,117	270,782	-	-	-
Four years later	152,393	155,380	168,070	204,372	240,808	269,795	296,491	-	-	-	-
Five years later	161,765	166,115	182,400	220,470	258,522	291,121	-	-	-	-	-
Six years later	168,451	175,540	193,192	231,555	271,944	-	-	-	-	-	-
Seven years later	175,132	182,885	199,749	240,785	-	-	-	-	-	-	-
Eight years later	180,953	187,963	207,072	-	-	-	-	-	-	-	-
Nine years later	184,915	193,909	-	-	-	-	-	-	-	-	-
Ten years later	189,435	-	-	-	-	-	-	-	-	-	-

Reserves re-estimated as of:
End of year	241,329	235,558	249,857	276,249	307,333	330,085	360,793	381,574	418,518	483,137	501,401
One year later	221,615	226,935	236,694	269,042	304,644	335,582	369,076	391,544	445,221	467,729	-
Two years later	219,631	223,135	233,835	270,381	307,777	346,015	383,987	418,518	445,378	-	-
Three years later	216,518	218,798	233,332	273,622	313,712	356,473	398,250	422,873	-	-	-
Four years later	212,584	218,214	233,549	277,036	320,214	364,824	407,791	-	-	-	-
Five years later	212,019	218,185	237,836	280,875	327,247	372,567	-	-	-	-	-
Six years later	211,829	220,901	240,803	286,565	335,494	-	-	-	-	-	-
Seven years later	214,080	222,578	244,901	291,952	-	-	-	-	-	-	-
Eight years later	215,354	225,757	249,153	-	-	-	-	-	-	-	-
Nine years later	218,203	229,562	-	-	-	-	-	-	-	-	-
Ten years later	221,412	-	-	-	-	-	-	-	-	-	-

Cumulative redundancy (deficiency)	$ 19,917	5,996	704	(15,703)	(28,161)	(42,482)	(46,998)	(41,299)	(26,860)	15,408	-

Gross loss and settlement expense
reserves - end of year (A)	$ 256,895	253,141	266,464	296,097	320,415	344,398	375,919	394,810	444,901	515,509	544,051
Reinsurance receivables	15,566	17,583	16,607	19,848	13,082	14,313	15,126	13,236	26,383	32,372	42,650
Net loss and settlement expense
reserves - end of year	$ 241,329	235,558	249,857	276,249	307,333	330,085	360,793	381,574	418,518	483,137	501,401

Gross re-estimated reserves -
latest (B)	$ 242,347	253,947	270,607	314,845	351,831	390,476	428,332	446,409	479,467	502,589	544,051
Re-estimated reinsurance

receivables - latest	20,935	24,385	21,454	22,893	16,337	17,909	20,541	23,536	34,089	34,860	42,650

Net re-estimated reserves - latest	$ 221,412	229,562	249,153	291,952	335,494	372,567	407,791	422,873	445,378	467,729	501,401
Gross cumulative redundancy
(deficiency) (A-B)	$ 14,548	(806)	(4,143)	(18,748)	(31,416)	(46,078)	(52,413)	(51,599)	(34,566)	12,920	-

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

Estimating loss and settlement expense reserves for asbestos and environmental claims is very difficult due to the many uncertainties surrounding these types of claims. These uncertainties exist because the assignment of responsibility varies widely by state and claims often emerge long after a policy has expired, which makes assignment of damages to the appropriate party and to the time period covered by a particular policy difficult. In establishing reserves for these types of claims, management monitors the relevant facts concerning each claim, the current status of the legal environment, social and political conditions, and the claim history and trends within the Company and the industry.

During 2005, the Company elected to strengthen direct asbestos reserves in consideration of the implied three-year survival ratio (ratio of loss reserves to the three-year average of loss payments). As a result, asbestos IBNR and settlement expense reserves were each increased by $600,000.

The following table presents asbestos and environmental-related losses and settlement expenses incurred and reserves outstanding for the Company:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Losses and settlement expenses incurred:
Asbestos:
Property and casualty insurance	$ 1,660	$ 186	$ -
Reinsurance	-	-	293
	1,660	186	293
Environmental:
Property and casualty insurance	337	4	-
Reinsurance	-	-	-
	337	4	-
Total loss and settlement
expenses incurred	$ 1,997	$ 190	$ 293

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Loss and settlement expense reserves:
Asbestos:
Property and casualty insurance	$ 4,078	$ 2,883	$ 2,885
Reinsurance	602	667	732
	4,680	3,550	3,617
Environmental:
Property and casualty insurance	1,478	1,148	1,165
Reinsurance	738	762	802

	2,216	1,910	1,967
Total loss and settlement
expense reserves	$ 6,896	$ 5,460	$ 5,584

          Based upon current facts, management believes the reserves established for asbestos and environmental-related claims at December 31, 2005 are adequate. Although future changes in the legal and political environment may result in adjustment to these reserves, management believes any adjustment will not have a material impact on the financial condition or results of operations of the Company.

Reinsurance Ceded

The following table presents amounts due to the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums as of December 31, 2005:

				2005
	Amount		Percent	Best's
	recoverable		of total	rating
(Dollars in thousands)
Wisconsin Compensation Rating Bureau	$ 13,162		25.7%	(1)
Michigan Catastrophic Claims Association	8,908		17.4%	(1)
XL Reinsurance America	3,066		6.0%	A+
Hartford Steam Boiler Inspection and Insurance Company	2,423		4.7%	A++
Workers' Compensation Reinsurance Association of Minnesota	1,819		3.6%	(1)
General Reinsurance Corporation	1,685		3.3%	A++
National Workers' Compensation Reinsurance Pool	1,213		2.4%	(1)
Mutual Reinsurance Bureau	1,026		2.0%	(2)
Hannover Ruckversicherungs AG	900		1.7%	A
Platinum Underwriters Reinsurance	762		1.5%	A
Other Reinsurers	16,254		31.7%
	$ 51,218	(3)	100.0%

(1)

Amounts recoverable reflect the property and casualty insurance subsidiaries’ pool participation percentage of amounts ceded to these organizations by Employers Mutual in connection with its role as “service carrier.” Under these arrangements, Employers Mutual writes business for these organizations on a direct basis and then cedes 100 percent of the business to these organizations. Credit risk associated with these amounts is minimal as all companies participating in these organizations are responsible for the liabilities of such organizations on a pro rata basis.

(2)

Mutual Reinsurance Bureau (MRB) is composed of Employers Mutual and two other non-affiliated mutual insurance companies. Each of the three members cede primarily property insurance to MRB and assume, on an equal and joint basis, proportionate shares of this business. Each member benefits from the increased capacity provided by MRB. MRB is backed by the financial strength of the three member companies. All of the members of MRB were assigned an “A-” (Excellent) or better rating by A.M. Best.

(3)

The total amount recoverable at December 31, 2005 represents $3,722,000 in paid losses and settlement expenses, $42,650,000 in unpaid losses and settlement expenses and $4,846,000 in unearned premiums.

          The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred for the three years ended December 31, 2005 is presented below.

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Premiums written:
Direct	$ 187,485	$ 191,823	$ 220,741
Assumed from nonaffiliates	4,537	4,125	3,817
Assumed from affiliates	463,777	366,225	351,641
Ceded to nonaffiliates	(25,080)	(18,446)	(15,809)
Ceded to affiliates	(187,485)	(191,823)	(220,741)

Net premiums written	$ 443,234	$ 351,904	$ 339,649

Premiums earned:
Direct	$ 186,933	$ 197,052	$ 221,662
Assumed from nonaffiliates	4,456	3,933	3,629
Assumed from affiliates	435,086	359,605	341,948
Ceded to nonaffiliates	(23,917)	(18,060)	(14,954)
Ceded to affiliates	(186,933)	(197,052)	(221,662)

Net premiums earned	$ 415,625	$ 345,478	$ 330,623

Losses and settlement expenses incurred:
Direct	$ 137,399	$ 132,616	$ 176,461
Assumed from nonaffiliates	7,083	2,897	3,271
Assumed from affiliates	280,482	258,134	239,683
Ceded to nonaffiliates	(29,638)	(11,225)	(16,449)
Ceded to affiliates	(137,399)	(132,616)	(176,461)

Net losses and settlement
expenses incurred	$ 257,927	$ 249,806	$ 226,505

The large increases in net premiums written and earned, and net losses and settlement expenses incurred, in 2005 reflect the increase in the Company’s aggregate participation interest in the pooling agreement. The premiums written assumed from affiliates and net premiums written amounts for 2005 also include a $29,631,000 portfolio adjustment which serves as an offset to the increase in unearned premiums recognized in connection with the change in pool participation (see discussion under “Organizational Structure – Property and Casualty Insurance”).

Property and Casualty Insurance

The parties to the pooling agreement cede insurance in the ordinary course of business for the primary purpose of limiting their maximum loss exposure. The pool participants also purchase catastrophe reinsurance to cover multiple losses arising from a single event.

All major reinsurance treaties, with the exception of the pooling agreement and a boiler treaty, are on an “excess-of-loss” basis whereby the reinsurer agrees to reimburse the primary insurer for covered losses in excess of a predetermined amount, up to a stated limit. The boiler treaty provides for 100 percent reinsurance of the pool’s direct boiler coverage written. Facultative reinsurance from approved domestic markets, which provides reinsurance on an individual risk basis and requires specific agreement of the reinsurer as to the limits of coverage provided, is purchased when coverage by an insured is required in excess of treaty capacity or where a high-risk type policy could expose the treaty reinsurance programs.

Each type of reinsurance coverage is purchased in layers, and each layer may have a separate retention level. Retention levels are adjusted according to reinsurance market conditions and the surplus position of the EMC Insurance Companies. The pooling agreement aids efficient buying of reinsurance since it allows for higher retention levels and correspondingly decreased dependence on the reinsurance marketplace.

A summary of the reinsurance treaties benefiting the parties to the pooling agreement during 2005 is presented below. Retention amounts reflect the accumulated retentions and co-participation of all layers within a treaty.

Type of Reinsurance Treaty	Retention	Limits
Property per risk	$ 3,000,000	100 percent of $37,000,000
Property catastrophe	$ 14,450,000	95 percent of $90,000,000
Casualty	$ 2,300,000	99 percent of $38,000,000
Workers' compensation excess	$ -	$20,000,000 excess of $40,000,000
Umbrella	$ 2,000,000	100 percent of $8,000,000
Fidelity	$ 1,200,000	95 percent of $4,000,000
Surety	$ 2,200,000	91 percent of $14,000,000
Non-obligatory surety quota share	$ 10,500,000	70 percent of $35,000,000
Boiler	$ -	100 percent of $50,000,000
Terrorism aggregate excess-of-loss	$ 58,000,000	70 percent of $110,000,000

Although reinsurance does not discharge the original insurer from its primary liability to its policyholders, it is the practice of insurers for accounting purposes to treat reinsured risks as risks of the reinsurer since the primary insurer would only reassume liability in those situations where the reinsurer is unable to meet the obligations it assumes under the reinsurance agreements. The ability to collect reinsurance is subject to the solvency of the reinsurers.

The major reinsurers in the pool participants’ reinsurance programs during 2005 are presented below. The percentages represent the reinsurers’ share of the total reinsurance protection under all coverages. Each type of coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within these coverages. All programs (except the boiler program) are handled by reinsurance intermediaries (brokers). The reinsurance of those programs is syndicated to approximately 50 domestic and foreign reinsurers.

In formulating reinsurance programs, Employers Mutual is selective in its choice of reinsurers. Employers Mutual selects reinsurers on the basis of financial stability and long-term relationships, as well as price of the coverage. Reinsurers are generally required to have a Best’s rating of “A-” (Excellent) or higher and a minimum policyholders’ surplus of $250,000,000.

	Percent
	of total	2005
Property per risk, property catastrophe	reinsurance	Best's
and casualty coverages	protection	rating
Underwriters at Lloyd's of London	32.9%	A
Mutual Reinsurance Bureau	16.2%	(1)
Hannover Ruckversicherung AG	7.4%	A
Folksamerica Reinsurance Company	4.8%	A
Transatlantic Reinsurance Company	4.7%	A+
Platinum Underwriters Reinsurance, Inc.	4.1%	A

Workers' compensation excess coverage
Underwriters at Lloyd's of London	75.0%	A
Catlin Insurance Company LTD	25.0%	A

Umbrella coverage
January 1 - June 30, 2005:
Partner Reinsurance Company of the US	27.5%	A+
Transatlantic Reinsurance Company	27.5%	A+
TOA Reinsurance Company of America	17.5%	A
GE Reinsurance Corporation	15.0%	A
Hannover Ruckversicherung AG	12.5%	A

July 1 - December 31, 2005:
Transatlantic Reinsurance Company	30.0%	A+
Partner Reinsurance Company of the US	20.0%	A+
GE Reinsurance Corporation	20.0%	A
TOA Reinsurance Company of America	17.5%	A
Hannover Ruckversicherung AG	12.5%	A

Fidelity and surety coverages
Transatlantic Reinsurance Company	40.0%	A+
Partner Reinsurance Company of the US	18.0%	A+
Hannover Ruckversicherung AG	18.0%	A
Everest Reinsurance Company	17.0%	A+
Berkley Insurance Company	7.0%	A

Boiler coverage
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A++

Terrorism aggregate excess-of-loss
Axis Specialty Limited	30.0%	A
Arch Reinsurance LTD	17.5%	A-
Everest Reinsurance Company	9.0%	A+
Underwriters at Lloyd's of London	7.3%	A
Partner Reinsurance Company of the US	6.2%	A+

(1)

Mutual Reinsurance Bureau (MRB) is composed of Employers Mutual and two other non-affiliated mutual insurance companies. Each of the three members cedes primarily property insurance to MRB and assume, on an equal and joint basis, proportionate shares of this business. Each member benefits from the increased capacity provided by MRB. MRB is backed by the financial strength of the three member companies. All of the members of MRB were assigned an “A-” (Excellent) or better rating by A.M. Best.

Premiums ceded under the pool participants’ reinsurance programs by all pool participants and by the Company’s property and casualty insurance subsidiaries for the year ended December 31, 2005 are presented below. Each type of reinsurance coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within the coverages. Since each layer of coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer’s overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives.

	Premiums ceded by
		Property
		and casualty
	All pool	insurance
	participants	subsidiaries
Reinsurer	(Dollars in thousands)
Hartford Steam Boiler Inspection & Insurance Company	$ 15,077	$ 4,523
Transatlantic Reinsurance Company	5,555	1,667
Partner Reinsurance Company of the US	5,405	1,622
Hannover Ruckversicherung AG	4,846	1,454
TOA reinsurance Company of America	2,945	883
Axis Specialty Limited	2,624	787
GE Reinsurance Corporation	2,499	750
General Reinsurance Corporation	1,792	538
American Reinsurance Company	1,655	496
Everest Reinsurance Company	1,326	398
Other Reinsurers	19,155	5,887
Total	$ 62,879	$ 19,005

The parties to the pooling agreement also cede reinsurance on both a voluntary and a mandatory basis to state and national organizations in connection with various workers’ compensation and assigned risk programs, and to private organizations established to handle large risks. Premiums ceded by all pool participants and by the Company’s property and casualty insurance subsidiaries for the year ended December 31, 2005 are presented below.

	Premiums ceded by
		Property
		and casualty
	All pool	insurance
	participants	subsidiaries
Reinsurer	(Dollars in thousands)
Wisconsin Compensation Rating Bureau	$ 16,291	$ 4,887
North Carolina Reinsurance Facility	1,449	435
Michigan Catastrophic Claims Association	1,079	324
Other Reinsurers	1,405	430
Total	$ 20,224	$ 6,076

The Terrorism Risk Insurance Act of 2002 (“TRIA”) provided a temporary Federal backstop on losses from certified terrorism events from foreign sources and was effective until December 31, 2005. The Terrorism Risk Insurance Extension Act of 2005 (“TRIA Extension Act”) extends TRIA, with modifications, for an additional two years through December 31, 2007. TRIA coverage included most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer. The TRIA Extension Act continued with these coverages, but with exclusions for commercial automobile insurance, burglary and theft insurance, surety insurance, professional liability insurance, and farm owners multiple peril insurance. Each insurer has a deductible amount, which is calculated as a percentage of the prior year’s direct commercial lines earned premiums for the applicable lines of business, and a 10 percent retention above the deductible (15 percent in 2007). The percentage used in the deductible calculation increases from 15 percent in 2005 to 17.5 percent in 2006 and 20 percent in 2007. Both TRIA and the TRIA Extension Act cap losses at $100 billion annually; no insurer that has met its deductible will be liable for payment of any portion above that amount. TRIA has provided, and the TRIA Extension Act will continue to provide, marketplace stability. As a result, coverage for terrorist events in both the insurance and reinsurance markets is often available. For the Company, the TRIA deductible will be approximately $35,100,000 in 2006. The January 1, 2006 renewal of the pool’s stand-alone reinsurance coverage for terrorism claims has limits corresponding to the TRIA deductible ($120,000,000 limit corresponding to the estimated TRIA Extension Act deductible of $117,000,000). The contract terms provide for 60 percent coverage of $95,000,000 of terrorism losses in excess of $25,000,000. Coverage includes all commercial lines of business, losses from both certified and non-certified terrorist events, and nuclear, biological and chemical coverage.

Reinsurance

The reinsurance subsidiary does not purchase outside reinsurance protection due to the $1,500,000 cap on losses assumed per event under the terms of the quota share agreement with Employers Mutual. The reinsurance subsidiary pays an annual override commission to Employers Mutual for this protection, which amounted to $4,166,000 in 2005. The reinsurance subsidiary also pays for 100 percent of the outside reinsurance protection Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business it retains in excess of the $1,500,000 cap per event. This cost is recorded as a reduction to the premiums received by the reinsurance subsidiary and amounted to $3,696,000 in 2005.

Investments

As of December 31, 2005, the Company had total invested assets of $949.8 million, which are summarized in the following table:

	December 31, 2005
			Percent of
	Amortized	Fair	Total at	Carrying
(Dollars in thousands)	Cost	Value	Fair Value	Value
Fixed maturities held-to-maturity	$ 19,794	$ 20,179	2.1%	$ 19,794
Fixed maturities available-for-sale	782,767	795,056	83.6%	795,056
Equity securities available-for-sale	66,116	93,343	9.8%	93,343
Short-term investments	37,346	37,346	4.0%	37,346
Other long-term investments	4,270	4,270	0.5%	4,270
	$ 910,293	$ 950,194	100.0%	$ 949,809

At December 31, 2005, the portfolio of long-term fixed maturity securities consisted of 5.7 percent U.S. Treasury, 44.7 percent government agency, 0.3 percent mortgage-backed, 31.6 percent municipal and 17.7 percent corporate securities. The Company held two series of General Motors Acceptance Corporation fixed maturity securities that were considered non-investment grade at December 31, 2005, with a combined unrealized loss before tax of $832,000. All other non-investment grade fixed maturity securities held at December 31, 2005 (Great Lakes Chemical Corporation, Sears Roebuck Acceptance Corporation and US Freightways Corporation) were in an unrealized gain position. The Company does not purchase non-investment grade securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase. An exception was made to this policy in 2004 when the Company sold and then repurchased non-investment grade MCI debt securities (Moody’s bond rating of B) in order to recognize a current income tax benefit. The Company attempts to mitigate interest rate risk by managing the duration of its fixed maturity portfolio. As of December 31, 2005, the effective duration of the Company’s fixed maturity portfolio was 4.47 years, and the effective duration of its liabilities was 2.99 years.

The Company’s investment strategy is to conservatively manage its investment portfolio by investing in equity securities and readily marketable, investment grade fixed maturity securities. The Company does not have exposure to foreign currency risk on its investments. The Company’s board of directors has established investment guidelines and periodically reviews the portfolio for compliance with those guidelines. The Company’s equity portfolio is diversified across a large range of industry sectors and is managed by Harris Bank, N.A. for a fee that is based on total assets under management. As of December 31, 2005, the equity portfolio was invested in the following industry sectors:

Percent of
equity
Industry sector:	portfolio
Financial services	21.1%
Information technology	18.8
Healthcare	11.2
Utilities	8.5
Industrials	11.7
Energy	12.8
Other	15.9
100.0%

Employees

EMC Insurance Group Inc. and its subsidiaries have no employees. The Company’s business activities are conducted by the 2,151 employees of Employers Mutual. EMC Insurance Group Inc., EMC Reinsurance Company and EMC Underwriters, LLC are charged their proportionate share of salary and employee benefit costs based on time allocations. Costs not allocated to these companies and other subsidiaries of Employers Mutual outside the pooling agreement are charged to the participants of the pooling agreement. The property and casualty insurance subsidiaries share the costs charged to the pooling agreement in accordance with their pool participation percentages.

Regulation

The Company’s insurance subsidiaries are subject to extensive regulation and supervision by their state of domicile, as well as those states in which they do business. The purpose of such regulation and supervision is primarily to provide safeguards for policyholders, rather than to protect the interests of stockholders. The insurance laws of the various states establish regulatory agencies with broad administrative powers, including the power to grant or revoke operating licenses and to regulate trade practices, investments, premium rates, deposits of securities, the form and content of financial statements and insurance policies, accounting practices and the maintenance of specified reserves and capital for the protection of policyholders.

Premium rate regulation varies greatly among jurisdictions and lines of insurance. In most states in which the Company’s subsidiaries write insurance, premium rates for their lines of insurance are subject to either prior approval or limited review upon implementation. States require rates for property and casualty insurance that are adequate, not excessive, and not unfairly discriminatory.

          Like other insurance companies, the Company is required to participate in mandatory shared market mechanisms or state pooling arrangements as a condition for maintaining its insurance licenses to do business in various states. The purpose of these state-mandated arrangements is to provide insurance coverage to individuals who, because of poor driving records or other underwriting reasons, are unable to purchase such coverage voluntarily provided by private insurers. These risks can be assigned to all insurers licensed in the state and the maximum volume of such risks that any one insurance company may be assigned typically is proportional to that insurance company’s annual premium volume in that state. The underwriting results of this mandatory business traditionally have been unprofitable.

The Company’s insurance subsidiaries are required to file detailed annual reports with the appropriate regulatory agency in each state where they do business based on applicable statutory regulations, which differ from generally accepted accounting principles. Their businesses and accounts are subject to examination by such agencies at any time. Since four of the Company’s five insurance subsidiaries and Employers Mutual are domiciled in Iowa, the State of Iowa exercises principal regulatory supervision, and Iowa law requires periodic examination. The Company’s insurance subsidiaries are subject to examination by state insurance departments on a periodic basis, as applicable law requires.

State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer’s surplus as regards policyholders be reasonable and adequate in relation to its liabilities. Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance. “Extraordinary” dividends or distributions are subject to prior approval and are defined as dividends or distributions made within a 12 month period which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis. North Dakota imposes similar restriction on the payment of dividends and distributions. At December 31, 2005, $40,058,409 was available for distribution to the Company in 2006 without prior approval. See note 6 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Under state insurance guaranty fund laws, insurance companies doing business in a state can be assessed for certain obligations of insolvent insurance companies to such companies’ policyholders and claimants. Maximum assessments allowed in any one year generally vary between one percent and two percent of annual premiums written in that state, but it is possible that caps on such assessments could be raised if there are numerous or large insolvencies. In most states, guaranty fund assessments are recoverable either through future policy surcharges or offsets to state premium tax liabilities.

The National Association of Insurance Commissioners (NAIC) utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty. This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 2005, the Company’s insurance subsidiaries had total adjusted statutory capital of $259,026,263, which is well in excess of the minimum risk-based capital requirement of $53,648,246.

Available Information

The Company’s internet address is www.emcinsurance.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available through the Company’s website as soon as reasonably practicable after the filing or furnishing of such material with the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE COMPANY

The Company’s executive officers and their positions and ages at March 1, 2006 are shown in the table below:

NAME	AGE	POSITION

Bruce G. Kelley	52

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

William A. Murray	59

Executive Vice President and Chief Operating Officer of the Company and Employers Mutual since 2001. He was Resident Vice President and Branch Manager of Employers Mutual from 1992 until 2001. He has been employed by Employers Mutual since 1985.

Ronald W. Jean	56

Executive Vice President for Corporate Development of the Company and Employers Mutual since 2000. He was Senior Vice President - Actuary of the Company and Employers Mutual from 1997 until 2000. He was Vice President - Actuary of the Company and Employers Mutual from 1985 until 1997. He has been employed by Employers Mutual since 1979.

Raymond W. Davis	60

Senior Vice President - Investments of the Company and Employers Mutual since 1998. Treasurer of the Company since 2001 and of Employers Mutual since 2000. He was Vice President - Investments of the Company and Employers Mutual from 1985 until 1998. He has been employed by Employers Mutual since 1979.

Donald D. Klemme	60

Senior Vice President - Administration and Secretary of the Company since 1998. Senior Vice President - Administration of Employers Mutual since 1998. He was Vice President - Administration and Secretary of the Company from 1996 until 1998 and was Vice President - Director of Internal Audit prior to that. He has been employed by Employers Mutual since 1972.

Steven C. Peck	58

Senior Vice President - Actuary of the Company and of Employers Mutual since 2003. He was Vice President of the Company and of Employers Mutual from 1997 until 2003. He has been employed by Employers Mutual since 1984.

Mark E. Reese	48

Senior Vice President and Chief Financial Officer of the Company and of Employers Mutual since 2004. He was Vice President of the Company and Employers Mutual from 1996 until 2004 and has been Chief Financial Officer of the Company and Employers Mutual since 1997. He has been employed by Employers Mutual since 1984.

Richard K. Schulz	58

Senior Vice President - Claims of the Company and Employers Mutual since March 1, 2005. He was Vice President of Illinois EMCASCO from 1999 until 2005. He has been employed by Employers Mutual since 1999.

ITEM 1A.   RISK FACTORS

Risks Relating to the Company and Its Business

The Company’s operations are integrated with those of Employers Mutual, the parent corporation, and potential conflicts exist between the best interests of its stockholders and the best interests of the policyholders of Employers Mutual.

Employers Mutual currently owns shares of the Company’s common stock entitling it to cast approximately 57 percent of the aggregate votes eligible to be cast by the Company’s stockholders at any meeting of stockholders. These holdings enable Employers Mutual to control the election of the Company’s board of directors. In addition, three of the eight members of the Company’s board of directors are also members of the board of directors of Employers Mutual. These directors have a fiduciary duty both to the Company’s stockholders and to the policyholders of Employers Mutual. The Company’s executive officers hold the same positions with both Employers Mutual and the Company, and therefore also have a fiduciary duty both to the stockholders of the Company and to the policyholders of Employers Mutual. Certain potential and actual conflicts of interest arise from the Company’s relationship with Employers Mutual and these competing fiduciary duties. Among these conflicts of interest are:

•	the Company and Employers Mutual must establish the relative participation interests of all the participating insurers in the pooling arrangement, along with other terms of the pooling agreement;

•	the Company and Employers Mutual must establish the terms of the quota share reinsurance agreement between Employers Mutual and the Company’s reinsurance subsidiary;

•

the Company and Employers Mutual must make judgments about the allocation of expenses to the Company and its subsidiaries and to Employers Mutual’s subsidiaries that do not participate in the pooling arrangement; and

•	the Company may enter into other transactions and contractual relationships with Employers Mutual and its subsidiaries or affiliates.

As a consequence, the Company and Employers Mutual have each established an Inter-Company Committee, with the Company’s Inter-Company Committee consisting of three of the Company’s independent directors who are not directors of Employers Mutual and Employers Mutual’s Inter-Company Committee consisting of three directors of Employers Mutual who are not members of the Company’s board of directors. Any new material agreement or transaction between Employers Mutual and the Company, as well as any proposed material change to an existing material agreement between Employers Mutual and the Company, must receive the approval of both Inter-Company Committees. This approval is granted only if the members of the Company’s Inter-Company Committee unanimously conclude that the new agreement or transaction, or proposed material change in an existing agreement, is fair and reasonable to the Company and its stockholders and the members of Employers Mutual’s Inter-Company Committee unanimously conclude that the new agreement or transaction, or proposed change in an existing agreement, is fair and reasonable to Employers Mutual and its policyholders.

The Company relies on Employers Mutual to provide employees, facilities and information technology systems to conduct its operations.

The Company does not employ any staff to conduct its operations, nor does the Company own or, with one exception, lease any facilities or information technology systems necessary for its operations. As a result, the Company is totally dependent on Employers Mutual’s employees, facilities and information technology systems to conduct its business. There are no agreements in place that obligate Employers Mutual to provide the Company with access to its employees, facilities or information technology systems. In addition, the Company does not have any employment agreements with its executive officers, all of whom are employed by Employers Mutual. These arrangements make it unlikely that anyone could acquire control of the Company or replace its management unless Employers Mutual was in favor of such action. Any of these arrangements could diminish the value of the Company’s common stock.

The Company’s results of operations could suffer if the pool participants were to forecast future losses inaccurately, experience unusually severe or frequent losses or inadequately price their insurance products.

The Company’s property and casualty insurance subsidiaries participate in a pooling agreement under which they share the underwriting results of the property and casualty insurance business written by the pool participants (excluding certain assumed reinsurance business). Because of the pooled business the Company is allocated, the insurance operations of the Company’s pool participants are integrated with the insurance operations of the Employers Mutual pool participants, and the Company’s results of operations depend upon the forecasts, pricing and underwriting results of the Employers Mutual pool participants. Although the pool is intended to produce a more uniform and stable underwriting result from year to year for the participants than they would experience separately by spreading the risk of losses among the participants, if any of the pool participants experience unusually severe or frequent losses or do not adequately price their insurance products, the Company’s business, financial condition or results of operations could suffer.

One of the distinguishing features of the property and casualty insurance industry is that its products are priced before its costs are known, as premium rates are generally determined before losses are reported. Accordingly, the pool participants must establish premium rates from forecasts of the ultimate costs they expect to incur from risks underwritten during the policy period, and premiums may not be adequate to cover the ultimate losses incurred. Further, the pool participants must establish reserves for losses and settlement expenses based upon estimates involving actuarial and statistical projections of expected ultimate liability at a given time, and it is possible that the ultimate liability will exceed these estimates because of the future development of known losses, the existence of losses that have occurred but are currently unreported or larger than expected settlements on pending and unreported claims. The Company reviews the adequacy of its reserves for the various lines of business underwritten on a quarterly basis and these reviews have in the past, and may in the future, indicate that additional reserves are necessary to adequately cover anticipated losses and settlement expenses. The process of estimating reserves is inherently judgmental and can be influenced by factors that are subject to variation. If the premium rates or reserves established are not sufficient, the Company’s business, financial condition or results of operations may be adversely impacted.

The Company’s business may not continue to grow and may be adversely affected if it cannot retain existing, and attract new, independent agents or if insurance consumers increase their use of other insurance delivery systems.

The continued growth of the Company’s business will depend upon its ability to retain existing, and attract new, independent agents. The Company’s agency force is one of the most important components of its competitive position. To the extent that the Company’s existing agents cannot maintain current levels of production, its business, financial condition and results of operations will suffer. Moreover, if independent agencies find it easier to do business with the Company’s competitors, it could be difficult for it to retain its existing business or attract new business. While the Company believes it maintains good relationships with its independent agents, the Company cannot be certain that these independent agents will continue to sell its products to the consumers they represent. Some of the factors that could adversely affect the ability to retain existing, and attract new, independent agents include:

•	the significant competition among the Company’s competitors to attract independent agents;

•	the Company’s requirement that independent agents adhere to disciplined underwriting standards; and

•	the Company’s ability to pay competitive and attractive commissions, bonuses and other incentives to independent agents as compensation for selling its products.

While the Company sells substantially all its insurance through its network of independent agents, many of its competitors sell insurance through a variety of other delivery methods, including captive agencies, the Internet and direct sales. To the extent that individuals represented by the Company’s independent agents change their delivery system preference, the Company’s business, financial condition or results of operations may be adversely affected.

The failure of the pool participants to maintain their current financial strength rating could materially and adversely affect the Company’s business and competitive position.

The pool participants, including the Company’s property and casualty insurance subsidiaries, are currently rated “A-” (Excellent) by A.M. Best, an industry-accepted source of property and casualty insurance company financial strength ratings. A.M. Best ratings are specifically designed to provide an independent opinion of an insurance company’s financial health and its ability to meet ongoing obligations to policyholders. These ratings are directed toward the protection of policyholders, not investors. If the pool participants were to be downgraded by A.M. Best, it would adversely affect the Company’s competitive position and make it more difficult for it to market its products, and retain its existing agents and policyholders. Employers Mutual’s “A-” rating has resulted in a loss of some of its reinsurance business and any downgrade of its rating could make it ineligible to assume certain reinsurance business and, accordingly, result in a material reduction in the amount of reinsurance business assumed by the Company’s reinsurance subsidiary.

The insolvency of Employers Mutual or one of its subsidiaries or affiliate could result in additional liabilities for the Company’s insurance subsidiaries participating in the pooling agreement.

Effective January 1, 2006, the pooling agreement was amended to comply with certain requirements of A.M. Best. The most significant amendment requires each pool participant to assume its pro rata share (based on its participation interest in the pool) of the liabilities of any pool participant that becomes insolvent or is otherwise subject to liquidation or receivership proceedings, subject to compliance with all regulatory requirements applicable to such adjustment. Under this provision, the Group pool participants could become financially responsible for their pro rata share of the liabilities of one of the Employers Mutual pool participants in the event of an insolvency or a liquidation or receivership proceeding involving such participant.

The Company is dependent on dividends from its subsidiaries for the payment of its operating expenses and dividends to stockholders; however, its subsidiaries may be unable to pay dividends to the Company.

As a holding company, the Company relies primarily on dividends from its subsidiaries as a source of funds to meet its corporate obligations and pay dividends to its stockholders. Payment of dividends by the Company’s subsidiaries is subject to regulatory restrictions and depends on the surplus position of its subsidiaries. The maximum amount of dividends that the Company’s subsidiaries can pay it in 2006 without prior regulatory approval is approximately $40.1 million. In addition, state insurance regulators have broad discretion to limit the payment of dividends by the Company’s subsidiaries in the future. The ability of its subsidiaries to pay dividends to it may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, competitive position and the amount of premiums that can be written.

The Company’s investment portfolio is subject to economic loss, principally from changes in the market value of financial instruments.

The Company had fixed maturity investments with a fair value of $815.2 million at December 31, 2005 that are subject to:

•	market risk, which is the risk that the Company’s invested assets will decrease in value due to:

•	An increase in interest rates or a change in the prevailing market yields on its investments,

•	An unfavorable change in the liquidity of an investment, or

•	an unfavorable change in the financial prospects or a downgrade in the credit rating of the issuer of an investment;

•	reinvestment risk, which is the risk that interest rates will decline and funds reinvested will earn less than expected; and

•	liquidity risk, which is the risk that the Company may have to sell assets at an undesirable time and/or price to provide cash for payment of claims.

          The Company’s fixed maturity investment portfolio includes mortgage-backed and other asset-backed securities. As of December 31, 2005, mortgage-backed securities and other asset-backed securities constituted approximately 1.3 percent of its cash and invested assets. As with other fixed maturity investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose the Company to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities and other asset-backed securities are paid more quickly, requiring the Company to reinvest the proceeds at the then current market rates.

The Company’s equity portfolio of $93.3 million as of December 31, 2005 is subject to economic loss from a decline in market prices. The Company invests in publicly traded companies listed in the United States with large market capitalizations. An adverse development in the stock market, or one or more companies that the Company invests in, could adversely affect its capital position.

The success of any investment activity is affected by general economic conditions, which may adversely affect the markets for fixed maturity and equity securities. Unexpected volatility or illiquidity in the markets in which the Company holds securities, whether due to terrorist events or otherwise, could reduce its liquidity and stockholders’ equity.

The pool participants currently conduct business in all 50 states, with a concentration of business in the Midwest. The occurrence of catastrophes, or other conditions affecting losses in this region, could adversely affect the Company’s business, financial condition or results of operations.

In 2005, approximately 68 percent of the direct premiums written of the pool were generated through the Company’s ten Midwest branch offices, with approximately 15 percent of the direct premiums written generated in Iowa. While the pool participants actively manage their exposure to catastrophes through their underwriting process and the purchase of third-party reinsurance, a single catastrophic occurrence, destructive weather pattern, general economic trend, terrorist attack, regulatory development or any other condition affecting the states in which the Company conducts substantial business could materially adversely affect its business, financial condition or results of operations. Common catastrophic events include tornadoes, wind-and-hail storms, fires, explosions and severe winter storms. Moreover, the Company’s revenues and profitability are affected by the prevailing regulatory, economic, demographic, competitive and other conditions in these states. Changes in any of these conditions could make it more costly or more difficult for the pool participants to conduct their business. Adverse regulatory developments in these states could include reductions in the maximum rates permitted to be charged, restrictions on rate increases, or fundamental changes to the design or operation of the regulatory framework, and any of these could have a material adverse effect on the Company’s business, financial condition or results of operations.

The continuation of significant hurricane activity could adversely affect the Company’s business, financial condition or results of operations.

During the last two years there has been a significant increase in both the frequency and severity of hurricane activity in the United States. The Company’s reinsurance subsidiary incurred $4,500,000 of losses from three hurricanes in 2005 (all capped at $1,500,000 per event) and $4,830,000 of losses from four hurricanes in 2004 (three capped at $1,500,000 per event). The Company’s property and casualty insurance subsidiaries do not write insurance business in coastal areas, but the size and intensity of Hurricanes Katrina and Rita in 2005 resulted in $6,396,000 of net hurricane losses, with many losses occurring over one hundred miles from the coast. For comparative purposes, the property and casualty insurance subsidiaries incurred $2,888,000 of hurricane losses in 2004. A continuation of this frequent and severe hurricane activity could lead to further increases in the amount of losses assumed per event by the reinsurance subsidiary under the quota share agreement with Employers Mutual and/or the cost of this protection, as well as decreased availability, and increased pricing, of catastrophe reinsurance protection for the pool participants. Such increases in the cost of reinsurance protection could materially adversely affect the Company’s business, financial condition or results of operations.

Losses related to a terrorist attack could have a material adverse impact on the Company’s business, financial condition or results of operations.

Terrorist attacks could cause significant losses from insurance claims related to the property and casualty insurance operations of the pool participants and have a material adverse impact on the Company’s business, financial condition or results of operations. In 2002, the United States Congress enacted the Terrorism Risk Insurance Act of 2002 (“TRIA”), which requires that some coverage for terrorism losses be offered by primary property and casualty insurers and provides federal assistance for recovery of claims through 2007 (after extension). While the pool participants are protected by this federally funded terrorism reinsurance with respect to claims under commercial insurance products, the pool participants are prohibited from adding terrorism exclusions to policies they write, and a substantial deductible must be met before TRIA provides coverage to the pool. The scheduled expiration of the Terrorism Act on December 31, 2007 could also adversely affect the pool participants by causing reinsurers to increase prices or withdraw from certain markets for terrorism coverage. In addition, TRIA does not cover the personal insurance products the Company offers and it could incur large unexpected losses from these policies in the event of a terrorist attack. The Company can, therefore, offer no assurances that the threats or actual occurrence of future terrorist-like events in the United States and abroad, or military actions by the United States, will not have a material adverse effect on its business, financial condition or results of operations.

The profitability of the Company’s reinsurance subsidiary is dependent upon the experience of Employers Mutual, and changes to this relationship may adversely affect its reinsurance subsidiary’s operations.

The Company’s reinsurance subsidiary has entered into a reinsurance agreement with Employers Mutual that generated approximately 23 percent of the Company’s premiums earned in 2005. Under this agreement, the reinsurance subsidiary assumes the voluntary reinsurance business written directly by Employers Mutual (subject to certain limited exceptions). The reinsurance subsidiary relies exclusively on this agreement and on Employers Mutual for its business. If Employers Mutual terminates or otherwise seeks to modify this agreement, the reinsurance subsidiary may not be able to enter into a similar arrangement with another company and may be adversely affected.

Through this reinsurance agreement, the reinsurance subsidiary assumes the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies and by the MRB pool, a voluntary pool of property and casualty insurers in which Employers Mutual participates. If Employers Mutual or the other participants of the MRB pool discontinue or reduce the assumption of property and casualty risks, the reinsurance subsidiary could be adversely affected. In connection with the risks assumed from the MRB pool, officers of the reinsurance subsidiary and Employers Mutual have reviewed the relevant underwriting policies and procedures, however, no officer of the reinsurance subsidiary directly reviews such risks assumed at the time of underwriting. If Employers Mutual or the MRB pool are unable to sell reinsurance at adequate premium rates, or were to have poor underwriting experience, the reinsurance subsidiary could be adversely affected.

The Company may not be successful in reducing its risks and increasing its underwriting capacity through reinsurance arrangements, which could adversely affect its business, financial condition or results of operations.

In order to reduce underwriting risk and increase underwriting capacity, the pool participants transfer portions of the pool’s insurance risk to other insurers through reinsurance contracts. The availability, cost and structure of reinsurance protection is subject to changing market conditions that are outside of the Company’s control. In order for these contracts to qualify for reinsurance accounting and thereby provide the additional underwriting capacity that the Company desires, the reinsurer generally must assume significant risk and have a reasonable possibility of a significant loss.

Although the reinsurer is liable to the Company to the extent it transfers, or “cedes,” risk to the reinsurer, the Company remains ultimately liable to the policyholders on all risks reinsured. As a result, ceded reinsurance arrangements do not limit the Company’s ultimate obligation to policyholders to pay claims. The Company is subject to the credit risks of its reinsurers. The Company is also subject to the risk that its reinsurers may dispute their obligations to pay its claims. As a result, the Company may not recover on claims made against its reinsurers in a timely manner, if at all, which could have a material adverse effect on its business, financial condition or results of operations.

The Company’s business is highly cyclical and competitive, which may make it difficult for it to market its products effectively and profitably.

The property and casualty insurance industry is highly cyclical and competitive, and individual lines of business experience their own cycles within the overall insurance industry cycle. Premium rate levels are related to the availability of insurance coverage, which varies according to the level of surplus within the industry. Increases in industry surplus have generally been accompanied by increased price competition. If the Company finds it necessary to reduce premiums or limit premium increases due to these competitive pressures on pricing, it may experience a reduction in its profit margins and revenues and, therefore, lower profitability.

The Company competes with insurers that sell insurance policies through independent agents or directly to their customers. The Company believes that its competitors are not only national companies, but also insurers and independent agents that operate in a specific region or single state in which it operates. Some of the Company’s competitors have substantially greater financial and other resources than it has, and they may offer a broader range of products or offer competing products at lower prices. The Company’s financial condition and results of operations could be materially and adversely affected by a loss of business to its competitors.

New pricing, claims and coverage issues and class action litigation are continually emerging in the property and casualty insurance industry, and these new issues could adversely impact the Company’s revenues or its methods of doing business.

As property and casualty insurance industry practices and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims, coverages and business practices may emerge. These issues can have an adverse effect on the Company’s business by changing the way it prices its products, by extending coverage beyond its underwriting intent or by increasing the size of claims. Recent examples include continued increases in loss severity (particularly in the workers’ compensation area), principally driven by larger court judgments and increasing medical costs, and claims based on the relationship between contingent compensation of insurance agents and the sale of suitable insurance products. The effects of these and other unforeseen emerging issues could negatively affect the Company’s results of operations or its methods of doing business.

The Company is subject to comprehensive regulation that may restrict its ability to earn profits.

The Company is subject to comprehensive regulation and supervision by the insurance departments in the states where its subsidiaries are domiciled and where its subsidiaries sell insurance products, issue policies and handle claims. Certain regulatory restrictions and prior approval requirements may affect the Company’s subsidiaries’ ability to operate, compete, innovate or obtain necessary rate adjustments in a timely manner, and may also increase its costs and reduce profitability.

Supervision and regulation by insurance departments extend, among other things, to:

Required Licensing.    The Company operates under licenses issued by various state insurance departments. These licenses govern, among other things, the types of insurance coverages, agency and claims services, and products that the Company may offer consumers in the states in which it operates. The Company must apply for and obtain appropriate licenses before it can implement any plan to expand into a new state or offer a new line of insurance or other new product that requires separate licensing. If a regulatory authority denies or delays granting a new license, the Company’s ability to enter new markets quickly or offer new products it believes will be profitable can be substantially impaired.

Regulation of Premium Rates and Approval of Policy Forms.    The insurance laws of most states in which the Company’s subsidiaries operate require insurance companies to file premium rate schedules and insurance policy forms for review and approval. State insurance departments have broad discretion in judging whether the Company’s rates are adequate, not excessive and not unfairly discriminatory. The speed at which the Company can change its rates in response to competition or increased costs depends, in part, on the method by which the applicable state’s rating laws are administered. Generally, state insurance departments have the authority to disapprove the Company’s requested rates. Thus, if the Company begins using new rates before they are approved as permitted in some states, it may be required to issue premium refunds or credits to its policyholders if the new rates are ultimately deemed excessive or unfair and are disapproved by the applicable state department. In addition, in some states, there has been pressure in past years to reduce premium rates for automobile and other personal insurance or to limit how often an insurer may request increases for such rates. In states where such pressure is applied, the Company’s ability to respond to market developments or increased costs can be adversely affected.

Restrictions on Cancellation, Non-Renewal or Withdrawal.    Many states have laws and regulations that limit an insurer’s ability to exit a market. Some states prohibit an insurer from withdrawing from one or more lines of business in the state, except pursuant to a plan approved by the state insurance department. A state insurance department may disapprove a plan that may lead, under its analyses, to market disruption. These laws and regulations could limit the Company’s ability to exit unprofitable markets or discontinue unprofitable products in the future.

Investment Restrictions.    The Company’s subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and that limit the amount of investments in certain categories. Failure to comply with these laws and regulations would cause nonconforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture.

Other Regulations.	The Company must also comply with laws and regulations involving, among other things:

•	disclosure, and in some cases prior approval, of transactions between members of an insurance holding company system;

•	acquisition or disposition of an insurance company or of any company controlling an insurance company;

•	involuntary assignments of high-risk policies, participation in reinsurance facilities and underwriting associations, and assessments and other governmental charges;

•	use of non-public consumer information and related privacy issues; and

•	use of credit history in underwriting and rating.

These laws and regulations could adversely affect the Company’s profitability.

The Company cannot provide any assurance that states will not make existing insurance laws and regulations more restrictive in the future or enact new restrictive laws. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. The Company is unable to predict whether, or to what extent, new laws and regulations that could affect its business will be adopted in the future, the timing of any such adoption and what effects, if any, they may have on its business, financial condition or results of operations.

The Company relies on Employer Mutual’s information technology and telecommunication systems, and the failure of these systems could materially and adversely affect its business.

The Company’s business is highly dependent upon the successful and uninterrupted functioning of Employers Mutual’s information technology and telecommunications systems. The Company relies on these systems to process new and renewal business, provide customer service, process and pay claims and facilitate collections and cancellations. These systems also enable the Company to perform actuarial and other modeling functions necessary for underwriting and rate development. The failure of these systems could interrupt the Company’s operations or adversely impact its ability to evaluate and write new and renewal business, pay claims in a timely manner and provide customer service.

          Although Employers Mutual maintains insurance on its real property and other physical assets, this insurance will not compensate the Company for losses that may occur due to disruptions in service as a result of a computer, data processing or telecommunication systems failure unrelated to covered property damage. Also, this insurance may not necessarily compensate the Company for all losses resulting from covered events.

Risks Relating to the Company’s Common Stock

Employers Mutual has the ability to determine the outcome of all matters submitted to the Company’s stockholders for approval. The price of the Company’s common stock may be adversely affected because of Employers Mutual’s ownership of its common stock.

The Company’s common stock has one vote per share and voting control of the Company is currently vested in Employers Mutual. Employers Mutual owns approximately 57 percent of the Company’s outstanding common stock. As a result of recent changes to the A.M. Best rating methodology, Employers Mutual must retain a minimum 50.1 percent ownership of the Company’s outstanding common stock at all times in order for the pool participants to have their financial strength ratings determined on a “group” basis. Accordingly, Employers Mutual will retain the ability to control:

•	the election of the Company’s entire board of directors, which in turn determines its management and policies;

•	the outcome of any corporate transaction or other matter submitted to the Company’s stockholders for approval, including mergers or other transactions providing for a change of control; and

•	the amendment of the Company’s organizational documents.

The interests of Employers Mutual may conflict with the interests of the Company’s other stockholders and may have a negative effect on the price of its common stock.

Employers Mutual’s ownership of the Company’s common stock and provisions of certain state laws make it unlikely anyone could acquire control of the Company or replace or remove its management unless Employers Mutual were in favor of such action, which could diminish the value of the Company’s common stock.

Employers Mutual’s ownership of the Company’s common stock and the laws and regulations of Iowa and North Dakota could delay or prevent the removal of members of its board of directors and could make a merger, tender offer or proxy contest involving the Company more difficult to complete, even if such events were beneficial to the interest of its stockholders other than Employers Mutual. The insurance laws of the states in which the Company’ subsidiaries are domiciled prohibit any person from acquiring control of it, and thus indirect control of its subsidiaries, without the prior approval of each such state insurance department. Generally, these laws presume that control exists where any person, directly or indirectly, owns, controls, holds the power to vote or holds proxies representing 10 percent or more of the Company’s outstanding common stock. Even persons who do not acquire beneficial ownership of 10 percent or more of the outstanding shares of the Company’s common stock may be deemed to have acquired such control, if the relevant insurance department determines that such control exists in fact. Therefore, any person seeking to acquire a controlling interest in the Company would face regulatory obstacles, which could delay, deter or prevent an acquisition that stockholders might consider to be in their best interests. Moreover, the Iowa Business Corporation Act, which governs the Company’s corporate activities, contains certain provisions that prohibit certain business combination transactions under certain circumstances. These factors could discourage a third party from attempting to acquire control of the Company.

Although the Company has consistently paid cash dividends in the past, it may not be able to pay cash dividends in the future.

The Company has paid cash dividends to its stockholders on a consistent basis since 1982 following the initial public offering of its common stock. However, future cash dividends will depend upon various factors, including the ability of the Company’s subsidiaries to make distributions to it, which ability may be restricted by financial or regulatory constraints. Also, there can be no assurance that the Company will continue to pay dividends even if the necessary financial and regulatory conditions are met and if sufficient cash is available for distribution.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company does not own any real property; however, one of the property and casualty insurance subsidiaries, Dakota Fire, leases from EMC National Life Company (an affiliate of Employers Mutual) approximately 18,000 square feet of office space in which the Bismarck, North Dakota branch office is located. The Company’s home office, which also serves as the home office of Employers Mutual, is located in three office buildings containing approximately 437,000 square feet of space in Des Moines, Iowa, all of which are owned by Employers Mutual. Employers Mutual also owns office buildings in which the Minneapolis, Milwaukee and Lansing branch offices operate. Employers Mutual leases approximately 230,000 square feet of office space in 17 other locations where other branch offices and service centers are located.

The Company’s subsidiaries that do not participate in the pooling agreement (EMC Reinsurance Company and EMC Underwriters, LLC), as well as subsidiaries of Employers Mutual that do not participate in the pooling agreement, are allocated rent expense based on the square footage occupied by the respective operations. The remaining rent expense is attributed to the pool and is allocated among the pool participants based on their respective participation interests.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol EMCI.

The following table shows the high and low bid prices, as reported by NASDAQ, and the dividends paid for each quarter within the two most recent years.

	2005			2004
	High	Low	Dividends	High	Low	Dividends
1st Quarter	$ 22.08	$ 17.02	$ 0.15	$ 24.60	$ 20.00	$ 0.15
2nd Quarter	19.00	15.84	0.15	25.51	19.11	0.15
3rd Quarter	19.35	17.03	0.15	24.00	18.02	0.15
4th Quarter	20.50	17.11	0.16	22.50	18.35	0.15
Close on Dec. 31	19.94			21.64

On February 28, 2006, there were approximately 1,118 registered stockholders of the Company’s common stock.

          There are certain regulatory restrictions relating to the payment of dividends by the Company’s insurance subsidiaries (see note 6 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). It is the present intention of the Company’s Board of Directors to declare quarterly cash dividends, but the amount and timing thereof, if any, is to be determined by the Board of Directors at its discretion.

A dividend reinvestment and common stock purchase plan provides stockholders with the option of receiving additional shares of common stock instead of cash dividends. Participants may also purchase additional shares of common stock without incurring broker commissions by making optional cash contributions to the plan and may sell shares of common stock through the plan (see note 12 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). Employers Mutual participated in the Dividend Reinvestment Plan in the first two quarters of 2004, reinvesting 50 percent of its dividends in additional shares of the Company’s common stock. Due to its participation in the Company’s stock offering, Employers Mutual discontinued its participation in the plan as of the third quarter of 2004. More information about the plan can be obtained by calling UMB Bank, n.a., the Company’s stock transfer agent and plan administrator.

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended December 31, 2005:

Issuer Purchases of Equity Securities
				(c) Total number		(d) Maximum number
	(a) Total		(b) Average	of shares (or		(or approximate dollar
	number of		price	units) purchased		value) of shares
	shares		paid	as part of publicly		(or units) that may yet
	(or units)		per share	announced plans		be purchased under
Period	purchased		(or unit)	or programs		the plans or programs

10/1/05 - 10/31/05	51,077	(1)	$ 17.72	50,900	(2)	$ 6,064,169

11/1/05 - 11/30/05	1,524	(1)	19.32	-	(2)	6,064,169

12/1/05 - 12/31/05	162	(1)	18.88	-	(2)	6,064,169

Total	52,763		$ 17.77	50,900		$ 6,064,169

(1)	177, 1,524 and 162 shares were purchased in the open market in October, November and December, respectively, under the Company’s dividend reinvestment and common stock purchase plan.

(2)

On May 12, 2005, the Company announced that its parent company, Employers Mutual Casualty Company, had initiated a $15 million stock purchase program under which Employers Mutual would purchase shares of the Company’s common stock in the open market. This purchase program was effective immediately and does not have an expiration date.

          The following table presents information regarding Employers Mutual’s equity compensation plans as of December 31, 2005:

Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price	under equity
	exercise of outstanding	of outstanding	compensation plans
	options, warrants and	options, warrants	(excluding securities
Plan category	rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	733,999	$ 16.50	1,064,880

Equity compensation plans not
approved by security holders	-	N/A	N/A

Total	733,999	$ 16.50	1,064,880

ITEM 6.	SELECTED FINANCIAL DATA.

	Year ended December 31,
	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995
	(Dollars in thousands, except per share amounts)
INCOME STATEMENT DATA
Insurance premiums
earned	$415,625	$345,478	$330,623	$297,043	$265,280	$231,459	$211,098	$194,244	$177,218	$165,191	$162,266
Investment income, net	40,696	29,900	29,702	32,778	30,970	29,006	25,761	24,859	23,780	24,007	23,204
Realized investment
gains (losses)	3,834	4,379	1,170	(3,159)	800	1,558	277	5,901	4,100	1,891	1,043
Other income	657	602	862	866	774	1,473	2,194	1,701	1,023	904	1,005
Total revenues	460,812	380,359	362,357	327,528	297,824	263,496	239,330	226,705	206,121	191,993	187,518
Losses and expenses	400,702	364,788	334,375	305,636	303,366	262,431	245,321	223,031	189,318	171,324	163,202
Income (loss) before
income tax expense (benefit)	60,110	15,571	27,982	21,892	(5,542)	1,065	(5,991)	3,674	16,803	20,669	24,316
Income tax expense (benefit)	17,101	2,386	7,633	5,790	(3,436)	(1,264)	(5,187)	(2,339)	3,586	5,635	6,967
Net income (loss)	$43,009	$13,185	$20,349	$16,102	$(2,106)	$2,329	$(804)	$6,013	$13,217	$15,034	$17,349

Net income (loss)
per common share
- basic and diluted	$3.16	$1.10	$1.78	$1.42	$(0.19)	$0.21	$(0.07)	$0.53	$1.18	$1.37	$1.62

Premiums earned by segment:
Property and casualty
insurance	$321,165	$250,034	$241,237	$225,013	$203,393	$184,986	$167,265	$155,523	$143,113	$128,516	$126,440
Reinsurance	94,460	95,444	89,386	72,030	61,887	46,473	43,833	38,721	34,105	36,675	35,826
Total	$415,625	$345,478	$330,623	$297,043	$265,280	$231,459	$211,098	$194,244	$177,218	$165,191	$162,266

BALANCE SHEET DATA
Total assets	$1,113,682	$934,816	$899,712	$674,864	$671,565	$587,676	$542,395	$496,046	$459,110	$430,328	$412,881
Stockholders' equity	$261,883	$228,473	$180,751	$157,768	$140,458	$148,393	$141,916	$163,938	$162,346	$148,729	$136,889

	Year ended December 31,
	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995
	(Dollars in thousands, except per share amounts)
OTHER DATA
Average return on equity	17.5%	6.4%	12.0%	10.8%	(1.5)%	1.6%	(0.5)%	3.7%	8.5%	10.5%	13.7%

Book value per share	$19.20	$16.84	$15.72	$13.84	$12.40	$13.14	$12.60	$14.26	$14.30	$13.42	$12.66

Dividends paid per share	$0.61	$0.60	$0.60	$0.60	$0.60	$0.60	$0.60	$0.60	$0.60	$0.57	$0.53

Property and casualty
insurance subsidiaries’
aggregate pool
participation percentage	30.0%	23.5%	23.5%	23.5%	23.5%	23.5%	23.5%	23.5%	22.0%	22.0%	22.0%

Reinsurance subsidiary’s
quota share percentage	100%	100%	100%	100%	100%	100%	100%	100%	100%	95%	95%

Closing stock price	$19.94	$21.64	$21.14	$17.87	$17.15	$11.75	$9.13	$12.75	$13.25	$12.00	$13.75

Net investment
yield (pre-tax)	4.97%	4.33%	4.81%	5.92%	6.31%	6.47%	5.96%	6.02%	6.15%	6.54%	6.65%

Cash dividends to
closing stock price	3.1%	2.8%	2.8%	3.4%	3.5%	5.1%	6.6%	4.7%	4.5%	4.8%	3.9%

Common shares outstanding	13,643	13,569	11,501	11,399	11,330	11,294	11,265	11,496	11,351	11,084	10,814

Statutory trade combined ratio	94.7%	104.2%	99.8%	101.3%	112.4%	113.5%	115.2%	114.8%	106.2%	103.6%	99.6%

Amounts previously reported in prior consolidated financial statements have been reclassified to conform to current presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION.

The following discussion and analysis of EMC Insurance Group Inc. and its subsidiaries’ financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

COMPANY OVERVIEW

EMC Insurance Group Inc., a 57.0 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing 77.3 percent of consolidated premiums earned in 2005. For purposes of this discussion, the term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the “EMC Insurance Companies.”

The Company’s four property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual are parties to reinsurance pooling agreements with Employers Mutual (collectively the “pooling agreement”). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool. All premiums, losses, settlement expenses, and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events.

Operations of the pool give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the pool participants are not subject to the pooling agreement. The pooling agreement also provides that Employers Mutual will make up any shortfall or difference resulting from an error in its systems and/or computation processes that would otherwise result in the required restatement of the pool participants’ financial statements.

The purpose of the pooling agreement is to spread the risk of an exposure insured by any of the pool participants among all the companies. The pooling agreement produces a more uniform and stable underwriting result from year to year for all companies in the pool than might be experienced individually. In addition, each company benefits from the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own assets, and from the wide range of policy forms, lines of insurance written, rate fillings and commission plans offered by each of the companies.

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

The Company’s reinsurance subsidiary assumes a 100 percent quota share portion of Employers Mutual’s assumed reinsurance business, exclusive of certain reinsurance contracts. This includes all premiums and related losses, settlement expenses, and other underwriting and administrative expenses of this business, subject to a maximum loss of $1,500,000 per event. The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, the reinsurance subsidiary assumes reinsurance business from the Mutual Reinsurance Bureau (MRB) pool and this pool provides a small amount of reinsurance protection to the participants of the pooling agreement. As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the direct business produced by the participants in the pooling agreement, after ceded reinsurance protections purchased by the MRB pool are applied. In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law. Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

          The reinsurance subsidiary pays an annual override commission to Employers Mutual in connection with the $1,500,000 cap on losses assumed per event. The override commission rate is charged at 4.5 percent of written premiums. The reinsurance subsidiary also pays for 100 percent of the outside reinsurance protection Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business it retains in excess of the $1,500,000 cap per event, excluding reinstatement premiums. This cost is recorded as a reduction to the premiums received by the reinsurance subsidiary.

Under the terms of the quota share agreement, the reinsurance subsidiary receives reinstatement premium income that is collected by Employers Mutual from the ceding companies, but does not pay reinstatement premium expense for the reinsurance protection carried by Employers Mutual. This produces unusual underwriting results for the reinsurance subsidiary when a large event occurs because the reinstatement premium income may approximate, or exceed, the $1,500,000 of assumed losses per event.

Changes for 2006

Effective January 1, 2006, the terms of the quota share agreement between Employers Mutual and the reinsurance subsidiary were revised. The majority of the changes were prompted by the significant amount of hurricane losses retained by Employers Mutual during the severe 2005 hurricane season; however, other changes were made to simplify and clarify the terms and conditions of the quota share agreement. The revised terms of the quota share agreement for 2006 are as follows: (1) the reinsurance subsidiary’s maximum retention, or cap, on losses assumed per event increased from $1,500,000 to $2,000,000; (2) the cost of the $2,000,000 cap on losses assumed per event will be treated as a reduction to written premiums rather than commission expense; (3) the reinsurance subsidiary will no longer directly pay for the outside reinsurance protection that Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business it retains in excess of the cap, and will instead pay a higher premium rate (previously accounted for as commission); and (4) the reinsurance subsidiary will assume all foreign currency exchange risk/benefit associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement. For 2006, the premium rate paid by the reinsurance subsidiary to Employers Mutual will be 10.5 percent of written premiums. The corresponding rate for 2005 was approximately 8.5 percent (4.5 percent override commission rate plus approximately 4.0 percent for the cost of the outside reinsurance protection). Based on historical data, the foreign currency exchange gains/losses that will be assumed by the reinsurance subsidiary beginning in 2006 are not expected to be material.

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

          Insurance companies collect cash in the form of insurance premiums and pay out cash in the form of loss and settlement expense payments. Additional cash outflows occur through the payment of acquisition and underwriting costs such as commissions, premium taxes, salaries and general overhead. During the loss settlement period, which varies by line of business and by the circumstances surrounding each claim and may cover several years, insurance companies invest the cash premiums and earn interest and dividend income. This investment income supplements underwriting results and contributes to net earnings. The weakening economy during the period 2000 through 2002 prompted the Federal Reserve Bank to reduce interest rates several times, to the point of historic lows. As a result, called and matured fixed maturity securities have been reissued at much lower interest rates, which has had a negative impact on the insurance industry’s investment income. Although interest rates trended upward in 2004 and again in the fourth quarter of 2005, they are still significantly below historic levels.

Insurance pricing has historically been cyclical in nature. Periods of excess capital and increased competition encourage price cutting and liberal underwriting practices (referred to as a soft market) as insurance companies compete for market share, while attempting to cover the inevitable underwriting losses from these actions with investment income. A prolonged soft market generally leads to a reduction in the adequacy of capital in the insurance industry. To cure this condition, underwriting practices are tightened, premium pricing rises and competition subsides in the interest of strengthening the balance sheet (referred to as a hard market). During the late 1990’s, the insurance industry had hit the depths of an extremely long soft market. High interest rates and a strong stock market allowed insurers to cover ever growing underwriting losses with investment income. As the year 2000 approached, declining interest rates and a weakening stock market prompted the insurance industry to begin a movement toward increased pricing. This movement was dramatically accelerated by the terrorist attacks of September 11, 2001, pushing the industry toward a hard market. The ensuing plunge in the stock market, a further decline in interest rates, high profile bankruptcies and rising concerns about reserve deficiencies lead the insurance industry to implement large premium rate increases in an effort to improve capitalization. This hard market continued through 2002, but began to level off somewhat during 2003 as premium rate increases slowed, or even flattened, in most lines of business. Premium rates were fairly stable during 2004, but moderated slightly in certain lines of business and select territories due to an increase in price competition. Premium rates continued to decline moderately in most areas of the country during 2005; however, there were indications of moderate to significant rate increases in the Gulf States and other hurricane exposed areas due to the severe 2005 hurricane season. Market conditions are expected to remain competitive in 2006 as insurance companies continue to compete for good business.

A substantial determinant of an insurance company’s underwriting results is its loss and settlement expense reserving. Insurance companies must estimate the amount of losses and settlement expenses that will ultimately be paid to settle claims that have occurred to date (loss and settlement expense reserves). This estimation process is inherently subjective with the possibility of widely varying results, particularly for certain highly volatile types of claims (asbestos, environmental and various casualty exposures, such as products liability, where the loss amount and the parties responsible are difficult to determine). During a soft market, inadequate premium rates put pressure on insurance companies to under-estimate their loss and settlement expense reserves in order to show a profit. Correspondingly, inadequate reserves play an integral part in bringing about a hard market, because increased profitability from higher premium rate levels can be used to strengthen an insurance company’s loss and settlement expense reserves. Despite large reserve strengthening actions that have taken place in the insurance industry in recent years, there continues to be concern about the magnitude of potential reserve deficiencies, particularly for asbestos and environmental exposures.

Accounting for finite reinsurance transactions became a topic of increased concern for the insurance industry during 2005, forcing several companies to restate their financial results after performing a detailed review of these transactions. At issue in these transactions is whether the reinsurance contract contains a transfer of risk. To be considered a qualified reinsurance arrangement, the contract must contain a transfer of both underwriting risk (possibility of loss from adverse events occurring outside the control of the parties to the contract) and timing risk (timely reimbursement of losses by the reinsurer to the cedant with no schedule of loss payments), and there must be a reasonable possibility that the reinsurer may realize a significant loss. Finite reinsurance is a term given to reinsurance transactions that do not transfer one or both elements of underwriting risk or timing risk, or the possibility that the reinsurer could realize a significant loss is not present. Finite reinsurance transactions are not accounted for as reinsurance, but instead are given deposit accounting treatment, which can produce significantly different results. Management believes that all of its reinsurance contracts, both assumed and ceded, contain transfer of risk and thus are accounted for as reinsurance, and does not intend to enter into any finite reinsurance transactions in the future. During 2005, in response to increased scrutiny of finite reinsurance transactions, the National Association of Insurance Commissioners (NAIC) quickly adopted amendments to its Annual Statement instructions to include interrogatories designed to capture more information about reinsurance, and in particular finite reinsurance. In addition, CEOs and CFOs must attest, under penalty of perjury, that, as respects ceded reinsurance transactions, the company: (a) has not entered into any side agreements affecting risk transfer; (b) has documents evidencing the economic purpose of certain transactions, and a risk-transfer analysis of those transactions; (c) has complied with Statement of Statutory Accounting Principle (SSAP) 62 “Property and Casualty Reinsurance;” and (d) has adequate internal controls to monitor the use of reinsurance and comply with SSAP 62. Any exceptions to the certification must be disclosed and explained. The Company’s CEO and CFO provided this attestation for 2005 indicating no exceptions. The Financial Accounting Standards Board (FASB) is also currently reviewing the determination and accounting for finite reinsurance transactions. Management continues to monitor both the NAIC and the FASB for further developments on this issue.

The United States Congress is currently studying, or has placed on their agenda, several issues of critical importance to the Company and the insurance industry. These issues include Federal regulation on top of, or in place of, current state-run regulation, tort and class-action reform, the federal government’s role in terrorism insurance, and asbestos liability determination and funding. The Company is closely monitoring activities by the United States Congress on these issues through its membership in various trade organizations.

MANAGEMENT ISSUES AND PERSPECTIVES

The Company has devoted a substantial amount of time and resources during the last two years to improve the adequacy and consistency of its loss and settlement expense reserves. Case reserve adequacy was highly emphasized throughout 2004 and resulted in a significant, but unanticipated, increase in case reserves in the property and casualty insurance segment during the fourth quarter of 2004. During 2005, management worked diligently with the branch offices to implement new claim management processes and automated claim system enhancements in order to achieve greater consistency and timeliness in the establishment and monitoring of case reserve estimates. These initiatives have been successful and management believes that the Company’s loss and settlement expense reserves have been restored to their historically adequate level. At December 31, 2005, the Company’s loss and settlement expense reserves are at the high end of the range of actuarial indications, which is very similar to the Company’s analysis of its reserve position at year-end 2004. During 2005, the Company experienced favorable development on prior years’ reserves, which provides confirming evidence of the Company’s strong reserve position. In addition, current analysis supports the conclusion that newly reported claims continue to be reserved at high levels of adequacy.

Hurricanes Katrina, Rita and Wilma produced a record amount of losses for the insurance and reinsurance industries in 2005. The Company had exposure to these hurricanes in both the property and casualty insurance segment and the reinsurance segment; however, net losses associated with these events were mitigated by a properly structured catastrophe reinsurance program protecting the pool participants, and the $1,500,000 cap on losses assumed per event under the reinsurance subsidiary’s quota share agreement with Employers Mutual. As previously noted, Employers Mutual retained a significant amount of hurricane losses under the quota share agreement in 2005, which prompted changes in both the terms and pricing of the agreement for 2006. Similarly, the catastrophe reinsurance program protecting the pool participants contains some modifications for 2006. While the pool participants were able to renew the first layer of the catastrophe reinsurance program (95 percent of occurrence losses in excess of $10,000,000 up to $20,000,000), coverage was reduced for this layer through the addition of an annual aggregate deductible (95 percent of $10,000,000). In addition, the top cover of the program was increased from $100,000,000 to $110,000,000 and the price of the program increased approximately 24 percent (additional cost of approximately $451,000 for the Company).

There was speculation in late 2005 that the severe 2005 hurricane season would spark sizable across-the-board rate increases for all types of reinsurance coverage during the January 2006 renewal period, and that these rate increases might halt, or at least slow, the momentum of declining premium rates in the direct insurance market. Reinsurance pricing has increased, in some cases significantly, for business with coastal exposures, but there has not been a large across-the-board increase in reinsurance rates and coverage is readily available. Reinsurance rates are expected to increase moderately during 2006, but these increases are not expected to be large enough to influence the direct market. As a result, rate competition is expected to continue in the direct market during 2006 and may intensify somewhat in the Midwestern states, where the Company does most of its business, as insurance companies attempt to reduce their coastal exposures and replace that business with non-coastal exposures.

The Company’s net written premiums increased significantly in 2005 due to the property and casualty insurance subsidiaries’ increased participation in the pooling agreement; however, net written premiums for the pool declined 1.1 percent in 2005. This decline reflects a decrease in new business, an increase in ceded premiums and a decline in the number of rate increases the Company was able to implement due to increased competition in the marketplace and the Company’s current level of rate adequacy. Policy retention has remained at high levels over the last several years, but policy count has declined as a result of increased competition for good business and Company initiatives to exit unprofitable business. Management is attempting to reverse this trend through improved product management initiatives and technology improvements that will make it easier for agents to do business with the Company.

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

In addition to an ongoing review of claim files in the normal course of business, the Company has for many years required each of its 16 branch offices to perform a complete inventory of its open claim files during the fourth quarter of each year and to review the adequacy of each carried reserve based on current information. This fourth quarter review process has not historically resulted in a significant increase in carried reserves; however, because of the heightened emphasis placed on case reserve adequacy during 2004, the review performed in the fourth quarter of 2004 generated a significant and unanticipated increase in carried reserves and a corresponding increase in settlement expense reserves. In an effort to minimize the likelihood of this occurring in the future, the branch offices are now required to perform a complete inventory and review of their open claim files semi-annually. The first review is to be completed by the end of June and the second review is to be completed by the end of November each year. This new procedure, which is designed to help assure that necessary reserve adjustments are implemented on a timely basis, did not result in any significant reserve adjustments in 2005.

The participants in the EMC Insurance Companies pooling agreement currently carry an “A-” (Excellent) rating from A.M. Best Company. Management has worked diligently over the last several years to improve profitability through a combination of adequate pricing and focused underwriting practices. Maintaining a consistent level of profitability is a primary goal of management that will assist the Company in its quest to achieve an even higher rating from A.M. Best Company.

Catastrophe and storm losses are unpredictable and can vary significantly from year to year. Management uses modeling software to help identify and estimate its potential loss exposure to a variety of events, both natural and manmade. Natural events that are modeled include hurricanes, tornados and windstorms, and earthquakes. Modeling activities for manmade events are primarily directed toward identifying concentrations of risk, such as workers’ compensation coverage for a business or property that is subject to a terrorist attack or other manmade event. Management purchases reinsurance protection to mitigate the Company’s loss potential to these types of exposures.

MEASUREMENT OF RESULTS

The Company’s consolidated financial statements are prepared on the basis of U.S. generally accepted accounting principles (also known as “GAAP”). The Company also prepares financial statements for each of its insurance subsidiaries based on statutory accounting principles that are filed with insurance regulatory authorities in the states in which they do business. Statutory accounting principles are designed to address the concerns of state regulators and stress the measurement of the insurer’s ability to satisfy its obligations to its policyholders and creditors.

Management evaluates the Company’s operations by monitoring key measures of growth and profitability. Management measures the Company’s growth by examining direct premiums written and, perhaps more importantly, premiums written assumed from affiliates. Management generally measures the Company’s operating results by examining the Company’s net income, return on equity, and the loss and settlement expense, acquisition expense and combined ratios. The following provides further explanation of the key measures management uses to evaluate the Company’s results:

Direct Premiums Written. Direct premiums written is the sum of the total policy premiums, net of cancellations, associated with policies underwritten and issued by the Company’s property and casualty insurance subsidiaries. These direct premiums written are transferred to Employers Mutual under the terms of the pooling agreement and are reflected in the Company’s consolidated financial statements as premiums written ceded to affiliates. See note 3 of Notes to Consolidated Financial Statements.

Premiums Written Assumed From Affiliates. Premiums written assumed from affiliates reflects the Company’s property and casualty insurance subsidiaries’ aggregate participation interest in the total direct premiums written by all the participants in the pooling arrangement and the premiums written assumed by the Company’s reinsurance subsidiary from Employers Mutual under the quota share agreement. See note 3 of Notes to Consolidated Financial Statements. Management uses premiums written assumed from affiliates and non-affiliates, which excludes the impact of written premiums ceded to reinsurers, as a measure of the underlying growth of the Company’s insurance business from period to period.

Net Premiums Written. Net premiums written is the sum of the premiums written assumed from affiliates plus premiums written assumed from non-affiliates less premiums written ceded to non-affiliates. Premiums written ceded to non-affiliates is the portion of the Company’s direct and assumed premiums written that is transferred to reinsurers in accordance with the terms of the reinsurance contracts and based upon the risks they accept. See note 3 of Notes to Consolidated Financial Statements. Management uses net premiums written to measure the amount of business retained after cessions to reinsurers.

Loss and Settlement Expense Ratio. The loss and settlement expense ratio is the ratio (expressed as a percentage) of losses and settlement expenses to premiums earned and measures the underwriting profitability of a company’s insurance business. The loss and settlement expense ratio is generally measured on both a gross (direct and assumed) and net (gross less ceded) basis. Management uses the gross loss and settlement expense ratio as a measure of the Company’s overall underwriting profitability of the insurance business it writes and to assess the adequacy of the Company’s pricing. The net loss and settlement expense ratio is meaningful in evaluating the Company’s financial results, which are net of ceded reinsurance, as reflected in the consolidated financial statements. The loss and settlement expense ratios are generally calculated in the same way for GAAP and statutory accounting purposes.

Acquisition Expense Ratio. The acquisition expense ratio is the ratio (expressed as a percentage) of net acquisition and other expenses to premiums earned and measures a company’s operational efficiency in producing, underwriting and administering its insurance business. For statutory accounting purposes, acquisition and other expenses of an insurance company exclude investment expenses. There is no such industry definition for determining an acquisition expense ratio for GAAP purposes. As a result, management applies the statutory definition to calculate the Company’s acquisition expense ratio on a GAAP basis. The net acquisition expense ratio is meaningful in evaluating the Company’s financial results, which are net of ceded reinsurance, as reflected in the consolidated financial statements.

          GAAP Combined Ratio. The combined ratio (expressed as a percentage) is the sum of the loss and settlement expense ratio and the acquisition expense ratio and measures a company’s overall underwriting profit. If the combined ratio is at or above 100, an insurance company cannot be profitable without investment income (and may not be profitable if investment income is insufficient). Management uses the GAAP combined ratio in evaluating the Company’s overall underwriting profitability and as a measure for comparison of the Company’s profitability relative to the profitability of its competitors who prepare GAAP-basis financial statements.

Statutory Combined Ratio. The statutory combined ratio (expressed as a percentage) is calculated in the same manner as the GAAP combined ratio, but is based on results determined pursuant to statutory accounting rules and regulations. The statutory “trade combined ratio” differs from the statutory combined ratio in that the acquisition expense ratio is based on net premiums written rather than net premiums earned. Management uses the statutory trade combined ratio as a measure for comparison of the Company’s profitability relative to the profitability of its competitors, all of whom must file statutory-basis financial statements with insurance regulatory authorities.

CRITICAL ACCOUNTING POLICIES

The following accounting policies are considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures. The assumptions utilized in the application of these accounting policies are complex and require subjective judgment.

Loss and settlement expense reserves

Processes and assumptions for establishing loss and settlement expense reserves

Liabilities for losses are based upon case-basis estimates of reported losses and estimates of incurred but not reported (“IBNR”) losses. For direct insurance business, the Company’s IBNR reserves are estimates of liability for accidents that have occurred, but have not yet been reported to the Company. For assumed reinsurance business, IBNR reserves are also used to record anticipated increases in reserves for claims that have previously been reported. An estimate of the expected expenses to be incurred in the settlement of the claims provided for in the loss reserves is established as the liability for settlement expenses.

Property and Casualty Insurance Segment

The Company’s claims department establishes case loss reserves for direct business. Branch claims personnel establish case reserves for individual claims, with mandatory home office claims department review of reserves that exceed a specified threshold. The Company’s case loss reserve philosophy is exposure based and implicitly assumes a stable inflationary and legal environment. When claims department personnel establish loss reserves they take into account various factors that influence the potential exposure, such as the types of injuries being claimed, whether the insured is a target defendant, the jurisdiction in which a potential court case would be litigated and negligence of other parties. The goal of the claims department is to establish and maintain loss reserves that are sufficient, but not excessive. Most of the IBNR reserves for direct business are established through an actuarial analysis of IBNR claims that have emerged after the end of recent calendar years compared to the corresponding calendar year earned premiums (adjusted for changes in rate level adequacy). The methodology used in estimating these formula IBNR reserves assumes consistency in claims reporting patterns and immaterial changes in loss development patterns due to loss cost trends. From this analysis, IBNR factors are derived for each line of business and are applied to the latest twelve months of earned premiums to generate the formula IBNR reserves.

Ceded reserves are derived by applying the ceded contract terms to the direct reserves. For excess-of-loss contracts (excluding the catastrophe contract), this is accomplished by applying the ceded contract terms to the case reserves of the ceded claims. For the catastrophe excess-of-loss contract, ceded reserves are calculated by applying the contract terms to both the aggregate case reserves on claims stemming from catastrophes and the estimate of IBNR reserves developed for each individual catastrophe. For quota share contracts, ceded reserves are calculated as the quota share percentage multiplied by both case and IBNR reserves on the direct business.

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

As of December 31, 2005, IBNR loss reserves accounted for $71,664,000, or 17.5 percent, of the property and casualty insurance segment’s total loss and settlement expense reserves, compared to $55,720,000, or 18.0 percent at December 31, 2004. IBNR reserves are, by nature, less precise than case reserves. A five percent change in IBNR reserves at December 31, 2005 would equate to a $3,583,000 change in loss reserves, which would represent 5.4 percent of net income and 0.9 percent of stockholders’ equity.

The Company’s direct IBNR reserves are established by applying factors to the latest twelve months premiums earned. These factors are developed using a methodology that compares (1) IBNR claims that have emerged after prior year-ends to (2) corresponding prior years’ premiums earned that have been adjusted to the current level of rate adequacy. Included in the rate adequacy adjustment is consideration of current frequency and severity trends compared to the trends underlying prior years’ calculations. The selected trends are based on an analysis of industry and Company loss data. This methodology assumes that future emerged IBNR claims relative to IBNR claims that have emerged after prior year-ends will reflect the change in frequency and severity trends underlying the rate adequacy adjustments. If this projected relationship proves to be inaccurate, future IBNR claims may differ substantially from the estimated IBNR reserves.

Following is a summary of the carried loss and settlement expense reserves for the property and casualty insurance segment at December 31, 2005 and 2004. The reserve amounts at December 31, 2005 reflect the Company’s 30.0 percent participation in the pooling agreement, while the reserve amounts at December 31, 2004 reflect the prior 23.5 percent participation in the pooling agreement.

	December 31, 2005
			Settlement
Line of Business	Case	IBNR	Expense	Total
	($ in thousands)
Commercial lines:
Automobile	$ 41,893	$ 8,614	$ 9,164	$ 59,671
Property	16,393	3,730	2,697	22,820
Workers compensation	114,408	14,685	16,590	145,683
Liability	55,280	38,200	44,333	137,813
Bonds	1,750	1,026	738	3,514
Total commercial lines	229,724	66,255	73,522	369,501

Personal lines:
Automobile	23,061	2,485	2,998	28,544
Property	6,820	2,924	1,553	11,297
Total personal lines	29,881	5,409	4,551	39,841
Total property and casualty
insurance segment	$ 259,605	$ 71,664	$ 78,073	$ 409,342

	December 31, 2004
			Settlement
Line of Business	Case	IBNR	Expense	Total
	($ in thousands)
Commercial lines:
Automobile	$ 31,139	$ 5,798	$ 6,987	$ 43,924
Property	8,339	2,468	1,816	12,623
Workers compensation	80,615	16,928	13,315	110,858
Liability	50,561	25,631	34,055	110,247
Bonds	1,028	731	613	2,372
Total commercial lines	171,682	51,556	56,786	280,024

Personal lines:
Automobile	17,271	2,275	2,339	21,885
Property	5,019	1,889	1,155	8,063
Total personal lines	22,290	4,164	3,494	29,948
Total property and casualty
insurance segment	$ 193,972	$ 55,720	$ 60,280	$ 309,972

Internal actuarial evaluations of overall loss reserve levels are performed quarterly for all direct lines of business. There is a certain amount of random variation in loss development patterns, which results in some uncertainty regarding projected ultimate losses, particularly for longer tail lines such as workers’ compensation, other liability and commercial auto liability. Therefore, the reasonability of the actuarial projections is regularly monitored through an examination of loss ratio and claims severity trends implied by these projections.

Historically, individual case reserves established by the claims department have been adequate. However, actuarial analyses performed during 2003 indicated that overall case reserves appeared to be somewhat inadequate. This apparent inadequacy was driven by the workers’ compensation line of business, where adverse development more than offset the favorable development experienced on all other lines of business combined. Further analysis revealed that recent adverse development experienced in the workers’ compensation line of business was arising from both the indemnity and medical portion of the claims. The underlying data indicated that the aggregate liability associated with time away from work was somewhat underestimated and that permanent injury awards were somewhat underestimated and/or not anticipated when the reserves were established. In response to these findings, the Company established a bulk case reserve for the workers’ compensation line of business to supplement the individual case reserves. Beginning in 2004, an actuarial evaluation of case reserve adequacy was performed each quarter, which resulted in additional increases in the bulk case reserve during 2004.

To address the underlying cause of the indicated deficiency in case reserves, the home office claims department in early 2004 instructed each of the 16 branch offices to review and carefully reevaluate all claim reserves for adequacy. As a result of these reviews, case reserves were strengthened significantly in both the second and third quarters of 2004 and the third quarter actuarial review indicated that case reserves, as well as total loss and settlement expense reserves, were adequate. However, during the required fourth quarter inventory and review process, the branch offices further strengthened their case reserves, generating a significant amount of adverse development on prior year’s reserves. With this additional strengthening, carried loss and settlement expense reserves were toward the high end of the range of actuarial reserve indications at December 31, 2004.

During 2005, the level of case reserve adequacy in the workers’ compensation line of business was carefully monitored. Available evidence suggests that claims adjusters continued to establish case reserves at appropriate levels, and that the indicated adequacy of individual case reserves at December 31, 2004 was maintained throughout 2005. Consequently, a portion of the workers’ compensation bulk case reserve was reallocated to various components of the loss and settlement expense reserve for the other liability line of business (IBNR, asbestos and settlement expense) and the remaining amount was eliminated at the end of 2005. At year-end 2005, carried loss and settlement expense reserves were once again toward the high end of the range of actuarial indications.

One of the variables impacting the estimation of IBNR reserves is the assumption that the vast majority of future construction defect losses will continue to occur in those states in which most construction defect claims have historically arisen. Since the vast majority of these losses have been confined to a relatively small number of states, which is consistent with industry experience, there is no provision in the IBNR reserve for a significant spread of construction defect claims to other states. It is also assumed that various underwriting initiatives implemented in recent years will gradually mitigate the amount of construction defect losses experienced. These initiatives include exclusionary endorsements, increased care regarding additional insured endorsements, a general reduction in the amount of contractor business written relative to the total commercial lines book of business and underwriting restrictions on the writing of residential contractors. The estimation of the Company’s IBNR reserves also does not contemplate substantial losses from potential mass torts such as Methyl Tertiary Butyl Ether (a gasoline additive that reduces emissions, but causes pollution), tobacco, silicosis, cell phones and lead. Further, consistent with general industry practice, the IBNR reserve for all liability lines does not provide for any significant retroactive expansion of coverage through judicial interpretation. If these assumptions prove to be incorrect, ultimate paid amounts on emerged IBNR claims may differ substantially from the carried IBNR reserves.

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

An important assumption underlying aggregate reserve estimation methods is that the claims inflation trends implicitly built into the loss and settlement expense development patterns will continue into the future. To estimate the sensitivity of the estimated ultimate loss and settlement expense payments to an unexpected change in inflationary trends, the actuarial department derived expected payment patterns separately for each major line of business. These patterns were applied to the December 31, 2005 loss and settlement expense reserves to generate estimated annual incremental loss and settlement expense payments for each subsequent calendar year. Then, for the purpose of sensitivity testing, an explicit annual inflationary trend of one percent was added to the inflationary trend that is implicitly embedded in the estimated payment pattern, and revised incremental loss and settlement expense payments were calculated. This additional unexpected claims inflation trend could arise from a variety of sources including a general increase in economic inflation, social inflation and, especially for the workers’ compensation line of business, the introduction of new medical technologies and procedures, changes in the utilization of procedures and changes in life expectancy. The estimated cumulative impact that this additional unexpected one percent increase in the inflationary trend would have on the Company’s results of operations over the lifetime of the underlying claims is shown below.

After-tax
impact on
Line of business	earnings
($ in thousands)
Personal auto liability	$ 225
Commercial auto liability	866
Auto physical damage	19
Workers' compensation	4,878
Other liability	3,010
Property	101
Homeowners	57

          The property and casualty insurance subsidiaries have exposure to environmental and asbestos claims arising primarily from the other liability line of business. This exposure is closely monitored by management, and the Company has established IBNR reserves to cover estimated ultimate losses. Currently, asbestos reserves are based on the results of an independent consultant’s ground-up study of the Company’s asbestos exposures that was completed in early 2003. The Company elected to strengthen asbestos reserves moderately in 2005 in consideration of the implied three-year survival ratio (ratio of loss reserves to the three-year average of loss payments). Environmental reserves are also established with consideration of the implied three-year survival ratio. Estimation of ultimate liabilities for these exposures is unusually difficult due to unresolved issues such as whether coverage exists, the definition of an occurrence, the determination of ultimate damages and the allocation of such damages to financially responsible parties. Therefore, any estimation of these liabilities is subject to greater than normal variation and uncertainty, and ultimate payments for losses and settlement expenses for these exposures may differ significantly from the carried reserves.

Reinsurance Segment

The reinsurance book of business is comprised of two major components. The first is Home Office Reinsurance Assumed Department (“HORAD”), which is the reinsurance business that is underwritten by Employers Mutual. The second is the MRB pool, which is a voluntary reinsurance pool in which Employers Mutual participates with other unaffiliated insurers.

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

For the HORAD component, Employers Mutual records the case and IBNR reserves reported by the ceding companies. Since many ceding companies in the HORAD book of business do not report IBNR reserves, Employers Mutual establishes a bulk IBNR reserve, which is based on an actuarial reserve analysis, to cover the lag in reporting. For MRB, Employers Mutual records the case and IBNR reserves reported to it by the management of the pool, along with a relatively small IBNR reserve to cover a one month reporting lag. To verify the adequacy of the reported reserves, an actuarial evaluation of MRB’s reserves is performed at each year-end.

Settlement expense reserves for both the HORAD and MRB books of business are developed through the application of factors to carried loss reserves. The factors are derived from an analysis of paid settlement expenses to paid losses. The assumptions described for the property and casualty insurance segment also apply to the reinsurance segment settlement expense reserving process.

At December 31, 2005, the carried reserves for HORAD and MRB combined were in the upper quarter of the range of actuarial reserve indications. This selection reflects the fact that there are inherent uncertainties involved in establishing reserves for assumed reinsurance business. Such uncertainties include the fact that a reinsurance company generally has less knowledge than the ceding company about the underlying book of business and the ceding company’s reserving practices. Because of these uncertainties, there is a risk that the reinsurance segment’s reserves for losses and settlement expenses could prove to be inadequate, with a consequent adverse impact on the Company’s future earnings and stockholders’ equity.

At December 31, 2005, there was no backlog in the processing of assumed reinsurance information. Approximately $81,758,000 or 61 percent of the reinsurance segment’s carried reserves were reported by the ceding companies. Employers Mutual receives loss reserve and paid loss data from the ceding companies on individual excess-of-loss business. If a claim involves a single or small group of claimants, a summary of the loss and claim outlook is normally provided. Summarized data is provided for catastrophe claims and pro rata business, which is subject to closer review if inconsistencies are suspected. Unearned premiums are generally reported on pro rata accounts, but are usually calculated by Employers Mutual on excess-of-loss business.

          Carried reserves established in addition to those reported by the ceding companies totaled approximately $52,974,000 at December 31, 2005. Since many ceding companies in the HORAD book of business do not report IBNR reserves, Employers Mutual establishes a bulk IBNR reserve to cover the lag in reporting. For the few ceding companies that do report IBNR reserves, Employers Mutual carries them as reported. These reported IBNR reserves are subtracted from the total IBNR reserve calculated by Employers Mutual’s actuaries, with the difference carried as bulk IBNR reserves. Except for a small IBNR reserve established to cover a one-month lag in reporting, the MRB IBNR reserve is established by the management of MRB. Employers Mutual rarely records additional case reserves.

Assumed reinsurance losses tend to be reported later than direct losses. This lag is reflected in loss projection factors for assumed reinsurance that tend to be higher than for direct business. The result is that assumed reinsurance IBNR reserves as a percentage of total reserves tend to be higher than for direct reserves. IBNR reserves totaled $73,987,000 and $66,092,000 at December 31, 2005 and 2004, respectively, and for both years accounted for approximately 55 percent of the reinsurance segment’s total loss reserves. IBNR reserves are, by nature, less precise than case reserves. A five percent change in IBNR reserves at December 31, 2005 would equate to a $3,699,000 change in loss reserves, which would represent 5.6 percent of net income and 0.9 percent of stockholders’ equity.

Following is a summary of the carried loss and settlement expense reserves for the reinsurance segment at December 31, 2005 and 2004.

	December 31, 2005
			Settlement
Line of Business	Case	IBNR	Expense	Total
	($ in thousands)
Pro Rata Reinsurance:
Property and casualty	$ 3,991	$ 2,604	$ 327	$ 6,922
Property	7,411	7,151	355	14,917
Crop	1,194	33	59	1,286
Casualty	1,847	3,400	212	5,459
Marine/Aviation	8,493	6,928	609	16,030
Total pro rata reinsurance	22,936	20,116	1,562	44,614

Excess-of-loss reinsurance:
Property	13,100	16,291	813	30,204
Casualty	19,076	36,900	1,891	57,867
Surety	1,293	679	52	2,024
Total excess-of-loss
reinsurance	33,469	53,870	2,756	90,095
Total reinsurance segment	$ 56,405	$ 73,986	$ 4,318	$ 134,709

	December 31, 2004
			Settlement
Line of Business	Case	IBNR	Expense	Total
	($ in thousands)
Pro Rata Reinsurance:
Property and casualty	$ 3,125	$ 2,899	$ 237	$ 6,261
Property	6,097	7,127	335	13,559
Crop	1,034	36	54	1,124
Casualty	2,267	4,418	296	6,981
Marine/Aviation	9,187	7,802	890	17,879
Total pro rata reinsurance	21,710	22,282	1,812	45,804

Excess-of-loss reinsurance:
Property	9,961	11,805	475	22,241
Casualty	16,436	31,050	1,719	49,205
Surety	1,440	955	60	2,455
Total excess-of-loss
reinsurance	27,837	43,810	2,254	73,901
Total reinsurance segment	$ 49,547	$ 66,092	$ 4,066	$ 119,705

To ensure the accuracy and completeness of the information received from the ceding companies, the actuarial department carefully reviews the latest five HORAD policy years on a quarterly basis, and all policy years on an annual basis. Any significant departures from historical reporting patterns are brought to the attention of the reinsurance department staff who contact the ceding company or broker for clarification.

Employers Mutual’s actuarial department annually reviews the MRB reserves for reasonableness. These analyses use a variety of actuarial techniques, which are applied at a line-of-business level. MRB staff supplies the reserve analysis data, which is verified for accuracy by Employers Mutual’s actuaries. This review process is replicated by certain other MRB member companies, using actuarial techniques they deem appropriate. Based on these reviews, Employers Mutual and the other MRB member companies have consistently found the MRB reserves to be appropriate.

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

For long-tail lines of business, unreliable estimates of unreported losses can result from the application of loss projection factors to reported losses. To some extent, this is also true for short-tail lines of business in the early stages of a policy year’s development. Therefore, in addition to loss-based projections, Employers Mutual generates estimates of unreported losses based on earned premiums. The latter estimates are sometimes more stable and reliable than projections based on losses.

Disputes with ceding companies do not occur often. Employers Mutual performs claims audits and reviews claim reports for accuracy, completeness and adequate reserving. Most reinsurance contracts contain arbitration clauses to resolve disputes, but such disputes are generally resolved without arbitration due to the long-term and ongoing relationships that exist with those companies. There were no matters in dispute at December 31, 2005.

Toxic tort (primarily asbestos), environmental and other uncertain exposures

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

Since 1989, the Company has included an asbestos exclusion in liability policies issued for most lines of business. The exclusion prohibits liability coverage for “bodily injury”, “personal injury” or “property damage” (including any associated clean-up obligations) arising out of the installation, existence, removal or disposal of asbestos or any substance containing asbestos fibers. Therefore, the Company’s present asbestos exposures are primarily limited to commercial policies issued prior to 1989. At present, the Company is defending approximately 500 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs. Most of these defenses are subject to express reservation of rights based upon the lack of an injury within the Company’s policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury. The Company’s policyholders that have been named as defendants in these asbestos lawsuits are peripheral defendants who have had little or no exposure and are routinely dismissed from asbestos litigation with nominal or no payment at all (i.e., small contractors, insulators, electrical welding supply, furnace manufacturers, gasket, and building supply companies).

During 2003, as a direct result of proposed federal legislation in the areas of asbestos and class action reform, the Company was presented with several hundred additional lawsuits filed against three former policyholders representing approximately 66,500 claims related to exposure to asbestos or asbestos containing products. These claims are based upon nonspecific asbestos exposure and nonspecific injuries. As a result, management did not establish a significant amount of loss reserves associated with these claims. The vast majority of the 66,500 claims are multi-plaintiff suits filed in Mississippi. One lawsuit lists multiple named plaintiffs of approximately 20,000 individuals. While the expense of handling these lawsuits is higher than what the Company has averaged in the past, it is not proportional based upon the number of plaintiffs, and is mitigated to some extent through cost sharing agreements reached with other insurance companies. The Company believes its settlement expense reserve adequately accounts for these additional expenses.

The Company has denied coverage to one of the former policyholders, representing approximately 10,000 claims, because of express asbestos exclusion language contained in the policy. Minimal expense payments have been made to date on the lawsuits related to the other two former policyholders and no payments have been made for either defense or indemnity. Four former policyholders and one current policyholder dominate the Company’s asbestos claims. To date, actual losses paid have been minimal due to the plaintiffs’ failure to identify an asbestos-containing product to which they were exposed that is associated with the Company’s policyholders. Defense costs, on the other hand, have typically increased due to the increased number of parties involved in the litigation and the length of time required to obtain a favorable judgment. Whenever possible, the Company has participated in cost sharing agreements with other insurance companies to reduce overall asbestos claim expenses.

Proposed federal asbestos legislation initially introduced in 2004 has thus far not been successful, yet plaintiffs’ attorneys have already altered their pleadings across the country to anticipate the enactment of federal legislation. Specifically, asbestos plaintiffs’ attorneys are pleading “silica” and “pneumoconiosis dust” exposure for new clients, as well as former asbestos plaintiffs. The Company is defending approximately 150 such claims in Texas and Mississippi jurisdictions, some of which involve multiple plaintiffs. The plaintiffs allege employment exposure to “airborne respirable silica dust,” causing “serious and permanent lung injuries”, i.e., silicosis. Silicosis injuries are identified in the upper lobes of the lungs, while asbestos injuries are localized in the lower lobes.

The plaintiffs in the silicosis lawsuits are sandblasters, gravel and concrete workers, ceramic workers and road construction workers. All of these lawsuits are subject to express reservation of rights based upon the lack of an injury within the Company’s policy periods because many silica lawsuits, like asbestos lawsuits, do not specifically allege dates of exposure or dates of injury. The Company’s policyholders (a refractory product manufacturer, small local concrete and gravel companies and a concrete cutting machine manufacturer) that have been named as defendants in these silica lawsuits have had little or no exposure and are routinely dismissed from silica litigation with nominal, or no, payment. While the expense of handling these lawsuits is high, it is not proportional based upon the number of plaintiffs, and is mitigated to some extent through cost sharing agreements reached with other insurance companies.

          In Texas, where the Company has a considerable amount of asbestos and silica claims, the Texas Senate passed a measure that proposes to reduce the number of claims while protecting the rights of the afflicted. Senate Bill 15 addresses a number of problems associated with asbestos and silica litigation. The bill requires that persons first be diagnosed with asbestos or silica related impairments. It also stipulates that bundling or grouping various asbestos or silica related claims into a single trial will not be permitted, unless agreed to by the parties. Furthermore, these cases are being transferred to a state multi-district litigation court (MDL) for screening.

In 2004, the Company developed, filed and attached “pneumoconiosis dust exclusions” in the majority of jurisdictions where such action was warranted. “Mixed dust” is defined as dust, or a mixture of dusts, composed of one or more of the following: asbestos, silica, fiberglass, iron, tin, coal, cement, cadminium, carbon, mica, cobalt, barium, tungsten, kaolin, graphite, clay, ceramic, talc, vitallium, beryllium, zinc, cotton, hemp, flax or grain. This exclusion precludes liability coverage for “any injury, damage, expense, cost, loss, liability, defense or legal obligation arising out of, resulting from or in any way related to, in whole or in part “mixed dust” pneumoconiosis, pleural plaques, pleural effusion, mesothelioma, lung cancer, emphysema, bronchitis, tuberculosis or pleural thickening, or other pneumoconiosis-related ailments such as arthritis, cancer (other than lung), lupus, heart, kidney or gallbladder disease. It is anticipated that this mixed dust exclusion will further limit the Company’s exposure in silica claims, and may be broad enough to limit exposure in other dust claims.

The Company’s environmental claims are defined as 1) claims for bodily injury, personal injury, property damage, loss of use of property, diminution of property value, etc., allegedly due to contamination of air, and/or contamination of surface soil or surface water, and/or contamination of ground water, aquifers, wells, etc.; or 2) any/all claims for remediation or clean up of hazardous waste sites by the United States Environmental Protection Agency, or similar state and local environmental or government agencies, usually presented in conjunction with federal or local clean up statutes (i.e., CERCLA, RCRA, etc.).

Examples include, but are not limited to: chemical waste; hazardous waste treatment, storage and/or disposal facilities; industrial waste disposal facilities; landfills; superfund sites; toxic waste spills; and underground storage tanks. Widespread use of pollution exclusions since 1970 in virtually all lines of business, except personal lines, has resulted in limited exposure to environmental claims. Absolute pollution exclusions have been used since the 1980’s. The Company’s exposure to environmental claims is therefore limited primarily to accident years preceding the 1980’s. The pre-1980’s exposures include municipality exposures for closed landfills, small commercial businesses involved with disposing waste at landfills, leaking underground storage tanks and contamination from dry cleaning operations.

In 2004, the Company was presented with eight contamination claims filed against four of its petroleum marketers in Iowa and Indiana. These claims arise out of alleged contamination of municipal public water systems by the gasoline additive Methyl Tertiary Butyl Ether (“MTBE”). All MTBE lawsuits initiated in California, Connecticut, Florida, Indiana, Iowa, Massachusetts, New Hampshire, New Jersey and New York were moved to their respective federal courts and were then transferred to the United States District Court for the Southern District of New York, where they were consolidated under the caption, In re: Methyl Tertiary Butyl Ether (“MTBE”) Products Liability Litigation. The Company is defending these claims under commercial auto policies which afford broadened pollution liability coverage for overfills. These claims are subject to express reservations of rights based upon the lack of property damage within the policy periods, because these lawsuits do not specifically allege dates of property damage or contamination or any contamination that is the result of an overfill.

The Company’s exposure to asbestos and environmental claims through assumed reinsurance is very limited due to the fact that the Company’s reinsurance subsidiary entered into the reinsurance marketplace in the early 1980’s after much attention had already been brought to these issues. The Company took action to commute one reinsurance contract during the first quarter of 2003 that had some asbestos and environmental reserves associated with it.

At December 31, 2005, the Company carried asbestos and environmental reserves for direct insurance and assumed reinsurance business totaling $6,896,000, which represents 1.3 percent of total loss and settlement expense reserves. The asbestos and environmental reserves include $1,819,000 of case reserves, $3,527,000 of IBNR reserves and $1,549,000 of bulk settlement expense reserves.

          The Company’s non-asbestos direct product liability claims are considered to be highly uncertain exposures due to the many uncertainties inherent in determining the loss, and the significant periods of time that can elapse between the occurrence of the loss and the ultimate settlement of the claim. The majority of the Company’s product liability claims arise from small to medium-sized manufacturers, contractors, petroleum distributors, and mobile home and auto dealerships. No specific claim trends are evident from the Company’s manufacturer policies, as the claims activity on these policies is generally isolated and can be severe. Specific product coverage is provided to the Company’s mobile home and auto dealership policyholders, and the claims from these policies tend to be relatively small. Certain construction defect claims are reported under product liability coverage. During 2005, 47 of these claims were reported to the Company.

The Company’s assumed casualty excess reinsurance is also considered to be a highly uncertain exposure due to the significant periods of time that can elapse during the settlement of the underlying claims and the fact that a reinsurance company generally has less knowledge than the ceding company about the underlying book of business and the ceding company’s reserving practices. The Company attempts to account for this uncertainty by establishing bulk IBNR reserves, using conservative assumed treaty limits and, to a much lesser extent, booking of individual treaty IBNR (if reported by the ceding company) or establishing additional case reserves if the reported case reserves appear inadequate on an individual claim. While the Company’s reinsurance subsidiary is predominantly a property reinsurer, it does write casualty excess business oriented mainly towards shorter tail casualty lines of coverage. The Company avoids reinsuring large company working layer casualty risks, and does not write risks with heavy product liability exposures, risks with obvious latent injury manifestation, medical malpractice, and “for profit” Directors and Officers coverage. A small amount of casualty excess business on large companies is written, but generally on a “clash” basis only (layers above the limits written for any individual policyholder).

The Company has exposure to construction defect claims arising from general liability policies issued to contractors. Most of the Company’s construction defect claims are concentrated in a limited number of states, and the Company has taken steps to mitigate this exposure. Construction defect is a highly uncertain exposure due to such issues as whether coverage exists, definition of an occurrence, determination of ultimate damages, and allocation of such damages to financially responsible parties. The Company has recently implemented additional coding to identify and monitor construction defect claims. Newly reported construction defect claims numbered 394, 685, and 668 in 2005, 2004, and 2003, respectively, and produced incurred losses and paid settlement expenses of approximately $3,515,000, $2,498,000, and $3,200,000 in each respective period. Incurred losses and paid settlement expenses on all construction defect claims totaled approximately $6,967,000 in 2005. At year-end 2005, the Company carried case reserves of approximately $7,010,000 on 731 open construction defect claims.

          Following is a schedule of claims activity for asbestos, environmental, products liability and casualty excess reinsurance for 2005, 2004 and 2003.

	Property and casualty
	insurance segment			Reinsurance segment
			Settlement			Settlement
($ in thousands)	Case	IBNR	expense	Case	IBNR	expense
Reserves at 12/31/05
Asbestos	$1,508	$1,408	$ 1,162	$ 127	$ 474	$ -
Environmental	117	974	387	67	671	-
Products[1]	6,381	4,594	9,556	-	-	-
Casualty excess[2]	-	-	-	19,076	36,901	1,899

Reserves at 12/31/04
Asbestos	$1,395	$ 837	$ 651	$ 153	$ 515	$ -
Environmental	30	807	311	84	677	-
Products[1]	6,491	3,056	6,861	-	-	-
Casualty excess[2]	-	-	-	16,436	31,049	1,724

Reserves at 12/31/03
Asbestos	$1,138	$ 991	$ 756	$ 86	$ 646	$ -
Environmental	13	836	316	52	750	-
Products[1]	4,234	2,557	4,657	-	-	-
Casualty excess[2]	-	-	-	18,959	24,834	1,866

Paid during 2005
Asbestos	$ 159		$ 305	$ 66		$ -
Environmental	-		6	23		-
Products[1]	3,016		2,913	-		-
Casualty excess[2]	-		-	6,283		770

Paid during 2004
Asbestos	$ 47		$ 141	$ 64		$ -
Environmental	11		11	40		-
Products[1]	1,079		1,401	-		-
Casualty excess[2]	-		-	7,911		916

Paid during 2003
Asbestos	$ 14		$ 83	$ 93		$ 2
Environmental	5		6	33		-
Products[1]	705		956	-		-
Casualty excess[2]	-		-	4,523		386

1 Products includes the portion of asbestos and environmental claims reported above that are non-premises/operations claims.

2 Casualty excess includes the asbestos and environmental claims reported above.

	Asbestos	Environmental	Products
Open claims, 12/31/05	58,600	11	1,274
Reported in 2005	925	10	494
Disposed of in 2005	579	5	941

Open claims, 12/31/04	58,254	6	1,721
Reported in 2004	2,151	2	295
Disposed of in 2004	10,993	3	358

Open claims, 12/31/03	67,096	7	1,784
Reported in 2003	66,913	7	1,008
Disposed of in 2003	123	6	304

Variability of loss and settlement expense reserves

The Company does not determine a range of estimates for all components of the loss and settlement expense reserves at the time those reserves are established. However, at each year-end an actuarially determined range of estimates is developed for the major components of the loss and settlement expense reserves. All reserves are reviewed, except for the involuntary workers’ compensation pools, for which reliance is placed on a reserve opinion received from the National Council on Compensation Insurance certifying the reasonableness of those reserves. Shown below are the actuarially determined ranges of reserve estimates as of December 31, 2005, along with the net carried reserves. The last two columns display the estimated after-tax impact on earnings if the reserves were moved to the high endpoint and the low endpoint of the ranges.

	Range of reserve estimates			After-tax impact on earnings
				Reserves	Reserves
($ in thousands)	High	Low	Carried	at high	at low
Property and casualty
insurance segment	$ 377,404	$ 318,897	$ 366,692	$ (6,963)	$ 31,067
Reinsurance segment	136,046	115,398	134,709	(869)	12,552
	$ 513,450	$ 434,295	$ 501,401	$ (7,832)	$ 43,619

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

During the year ended December 31, 2005, the Company experienced favorable development in the provision for insured events of prior years, as compared to adverse development in this measure in each of the preceding two years. The majority of the adverse development of the preceding two years came from the property and casualty insurance segment, primarily in the workers’ compensation and other liability lines of business. Following are the significant issues and trends that were identified as contributors to the development during the preceding two-year period.

Workers’ compensation claim severity increased significantly, with the projected ultimate average claim amount increasing approximately 72 percent over the five year period ending in 2004. An increase of this magnitude made the establishment of adequate case reserves challenging. A review of claim data indicated that claims adjusters had underestimated medical costs and the length of time injured workers are away from work. In addition, partial disability benefits had been underestimated or unanticipated. Large increases in drug costs and the availability and utilization of new and costly medical procedures contributed to rapidly escalating medical costs.

          Construction defect claims arising from general liability policies issued to contractors contributed to adverse reserve development. States with significant construction defect losses included Alabama, Arizona, California, Colorado, Nevada and Texas.

Large umbrella claims contributed to the adverse development experienced in the other liability line of business. A pattern of increasing umbrella claims severity is believed to be generally consistent with industry umbrella severity trends. Also contributing to overall umbrella reserve development was an increase in claims arising from underlying general liability policies.

Legal expenses for the other liability line of business increased rapidly over the three years ending in 2004, with defense costs increasing at an average rate of approximately 14 percent per year. This increase in legal expenses occurred despite a reduction in the number of new lawsuits.

In response to an indicated deficiency in case reserves at December 31, 2003, the home office claims department in early 2004 instructed each of the 16 branch offices to review and carefully reevaluate all claim reserves for adequacy. As a result of these reviews, case reserves were strengthened in both the second and third quarters of 2004. However, during the required fourth quarter inventory and review process, the branch offices further strengthened their case reserves, generating a significant amount of adverse development on prior years’ reserves.

As a result of these reserving actions, carried loss and settlement expense reserves were toward the high end of the range of actuarial indications at December 31, 2004. This level of reserve adequacy was supported by the favorable development experienced in 2005, which occurred in virtually all lines of business.

For a detailed discussion of the factors influencing the development of prior years’ reserves, see the discussion entitled “Loss and Settlement Expense Reserves” under the “Narrative Description of Business” heading in the Business Section under Item I of this Form 10-K.

Deferred policy acquisition costs and related amortization

Acquisition costs consisting of commissions, premiums taxes and other underwriting expenses that vary with and are directly related to the production of business are deferred and amortized as premium revenue is recognized. This adjustment is necessary because statutory accounting principles require that expenses incurred in the production of insurance business be expensed immediately, while premium revenue is recognized ratably over the terms of the underlying insurance policies.

Deferred policy acquisition costs and related amortization are calculated separately for the property and casualty insurance segment and the reinsurance segment. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to the estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and settlement expenses and certain other costs expected to be incurred as the premium is earned. Deferred policy acquisition costs were not subject to limitation at December 31, 2005, and management does not anticipate future limitations to be likely due to the improved premium rate environment in both the insurance and reinsurance marketplaces.

Deferred income taxes

The realization of the deferred income tax asset is based upon projections that indicate that a sufficient amount of future taxable income will be earned to utilize the tax deductions that will reverse in the future. These projections are based on the Company’s history of producing significant amounts of taxable income, the improved premium rate environment for both the property and casualty insurance segment and the reinsurance segment and loss and expense control initiatives that have been implemented in recent years. In addition, management has formulated tax-planning strategies that could be implemented to generate taxable income if needed. Should the projected taxable income and tax planning strategies not provide sufficient taxable income to recover the deferred tax asset, a valuation allowance would be required.

Benefit Plans

Employers Mutual sponsors two pension plans, including a defined benefit retirement plan (pension) and a supplemental retirement plan, and two postretirement benefit plans that provide retiree healthcare and life insurance coverage. Although the Company has no employees of its own, it is responsible for its share of the expenses and related prepaid assets and liabilities of these plans under the terms of the pooling agreement and the cost allocation methodologies applicable to subsidiaries that do not participate in the pooling agreement.

The pension and postretirement benefit costs, as well as the prepaid assets and liabilities of these plans, are determined from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected long-term rates of return on plan assets, rate of compensation increases (pension plans only), and health care cost trend rates (healthcare postretirement plan only). The assumptions used in the actuarial valuations are updated annually. Material changes in the pension and postretirement benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants, changes in the level of benefits provided, changes in asset levels and changes in legislation or regulations.

The discount rate selected is based on an analysis using a hypothetical portfolio of high-quality bonds that produce cash flows matching the plans’ expected benefit payments. This analysis is compared for reasonableness to interest rates of applicable published indices. The discount rates used in the pension and postretirement benefit valuations were 5.75, 6.00, and 6.00 percent at December 31, 2005, 2004 and 2003, respectively. The 0.25 percentage point decrease in the discount rate in 2005 increased the pension and postretirement benefit net periodic cost for 2006 by approximately $1,150,000. The Company’s share of this additional expense for 2006 is approximately $338,000.

The expected long-term rates of return on the plans’ assets are developed considering actual historical results, current and expected market conditions, the mix of plan assets and investment strategy. The expected long-term rates of return on the plans’ assets produced by this analysis and used for the pension valuations were 7.50, 7.50, and 8.00 percent at December 31, 2005, 2004 and 2003, respectively. The expected long-term rate of return on the plans’ assets used for the postretirement benefit valuations was 5.00 percent for each of the three years ended December 31, 2005, 2004 and 2003. The 2005 actual rates of return on assets were approximately 11.00 percent for the pension plans and 5.30 percent for the postretirement benefit plans. The assumption for the expected long-term rate of return on plan assets is subject to change with the general movement of the economy, but is generally less volatile than the discount rate assumption. A 0.25 percentage point decrease in the expected long-term rates of return on the plans’ assets in 2005 would have increased the pension and postretirement benefit costs for 2006 by $401,000. The Company’s share of this additional expense would have been approximately $119,000. For detailed information regarding the plans’ asset allocations, see note 11 of Notes to Consolidated Financial Statements.

The health care cost trend rates represent the assumption for the change in the cost of health care benefits due to factors outside of the plan. These factors include health care inflation, change in health care utilization delivery patterns, technological advances and the status of the health of the plan participants. The health care cost trend rates assumption is established based on published information and general economic conditions. The health care cost trend rate assumption for 2005 was 12 percent, and is assumed to decrease gradually to 5 percent in 2012 and remain at that level thereafter. The health care cost trend rate assumption for 2004 was 10 percent, and was assumed to decrease gradually to 5 percent in 2009 and remain at that level thereafter. This change in assumption increased the postretirement benefit costs for 2006 by approximately $1,956,000. The Company’s share of this additional expense for 2006 is approximately $561,000.

In accordance with GAAP, actuarial gains/losses that result from actual experience that differs from that assumed, or a change in actuarial assumptions, is accumulated and, if in excess of a specified corridor, amortized to expense over future periods. As of December 31, 2005, the pension and postretirement benefit plans had accumulated actuarial losses resulting from both experience and assumption changes that will be amortized to expense beginning in 2006. The Company’s share of this expense will amount to $363,000 and $191,000 for the pension and postretirement benefit plans, respectively.

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three years ended December 31, 2005 are as follows:
($ in thousands)	2005	2004	2003
Property and Casualty Insurance
Premiums earned	$ 321,165	$ 250,035	$ 241,237
Losses and settlement expenses	197,900	196,460	168,239
Acquisition and other expenses	114,080	85,837	80,493
Underwriting gain (loss)	$ 9,185	$ (32,262)	$ (7,495)

Loss and settlement expense ratio	61.6%	78.6%	69.7%
Acquisition expense ratio	35.5%	34.3%	33.4%
Combined ratio	97.1%	112.9%	103.1%

Losses and settlement expenses:
Insured events of current year	$ 212,708	$ 172,722	$ 159,224
(Decrease) increase in provision for
insured events of prior years	(14,808)	23,738	9,015

Total losses and settlement expenses	$ 197,900	$ 196,460	$ 168,239

Catastrophe and storm losses	$ 18,967	$ 13,481	$ 17,531

($ in thousands)	2005	2004	2003
Reinsurance
Premiums earned	$ 94,460	$ 95,444	$ 89,386
Losses and settlement expenses	60,026	53,346	58,266
Acquisition and other expenses	25,921	26,870	24,403
Underwriting gain	$ 8,513	$ 15,228	$ 6,717

Loss and settlement expense ratio	63.5%	55.9%	65.2%
Acquisition expense ratio	27.5%	28.1%	27.3%
Combined ratio	91.0%	84.0%	92.5%

Losses and settlement expenses:
Insured events of current year	$ 60,626	$ 56,946	$ 59,805
Decrease in provision for insured
events of prior years	(600)	(3,600)	(1,539)

Total losses and settlement expenses	$ 60,026	$ 53,346	$ 58,266

Catastrophe and storm losses	$ 5,415	$ 5,011	$ 3,411

($ in thousands)	2005	2004	2003
Consolidated
REVENUES
Premiums earned	$ 415,625	$ 345,479	$ 330,623
Net investment income	40,696	29,900	29,702
Realized investment gains	3,834	4,379	1,170
Other income	657	601	862
	460,812	380,359	362,357
LOSSES AND EXPENSES
Losses and settlement expenses	257,926	249,806	226,505
Acquisition and other expenses	140,001	112,707	104,896
Interest expense	1,112	1,112	1,320
Other expense	1,663	1,163	1,654
	400,702	364,788	334,375

Income before income tax expense	60,110	15,571	27,982
Income tax expense	17,101	2,386	7,633
Net income	$ 43,009	$ 13,185	$ 20,349

Net income per share	$ 3.16	$ 1.10	$ 1.78

Loss and settlement expense ratio	62.1%	72.3%	68.5%
Acquisition expense ratio	33.6%	32.6%	31.7%
Combined ratio	95.7%	104.9%	100.2%

Losses and settlement expenses:
Insured events of current year	$ 273,334	$ 229,668	$ 219,029
Increase (decrease) in provision for insured
events of prior years	(15,408)	20,138	7,476

Total losses and settlement expenses	$ 257,926	$ 249,806	$ 226,505

Catastrophe and storm losses	$ 24,382	$ 18,492	$ 20,942

Year ended December 31, 2005 compared to year ended December 31, 2004

The Company reported record net income of $43,009,000 ($3.16 per share) in 2005, an increase of 226.2 percent from $13,185,000 ($1.10 per share) reported in 2004. This large increase in net income is attributed to a significant improvement in underwriting results and a large increase in investment income stemming from an increase in invested assets. In 2005, the Company generated an underwriting profit of $17,698,000, which includes $15,408,000 of favorable development on prior years’ reserves. In 2004, the Company reported an underwriting loss of $17,034,000, which reflected $20,138,000 of adverse development on prior years’ reserves. The Company’s invested assets increased substantially in 2005 due to the receipt of $107,801,000 in cash from Employers Mutual in connection with the property and casualty insurance subsidiaries’ increased participation in the pooling agreement.

Net income for both 2005 and 2004 reflect a significant amount of hurricane losses. The severe 2005 hurricane season, which produced Hurricanes Katrina, Rita and Wilma, generated after tax losses of $6,900,000 ($0.51 per share), after factoring in reinstatement premium income (net of related commission) in the reinsurance segment and reinstatement premium expense in the property and casualty insurance segment. The four hurricanes that hit the Southern United States in 2004 produced total after tax losses of $5,017,000 ($0.42 per share).

Premium income

Premiums earned increased 20.3 percent to $415,625,000 in 2005 from $345,479,000 in 2004. This increase is primarily attributed to the Company’s increased participation in the pooling agreement, but also reflects the impact of rate increases that were implemented in the property and casualty insurance business during 2004. On an overall basis, rate competition increased moderately in the property and casualty insurance marketplace during 2005; however, there were indications of more intense competition in select territories and lines of business. In response to the competitive market conditions, management implemented small premium rate decreases where deemed appropriate. Market conditions are expected to remain competitive in 2006, particularly for non-coastal business, as insurance companies seek to reduce their exposures to hurricane losses yet continue to grow their premiums. Management continues to emphasize its goal of achieving profitability over production. Achieving an underwriting profit is always stressed, but is even more critical in a lower interest rate environment.

Premiums earned for the property and casualty insurance segment increased 28.4 percent to $321,165,000 in 2005 from $250,035,000 in 2004. This increase is primarily the result of the change in pool participation. To better understand the results of the property and casualty insurance segment for 2005, it is helpful to look at the net pool numbers, which are not impacted by the change in pool participation. For the pool, net premiums earned increased 0.7 percent in 2005, compared to an increase of 3.6 percent in 2004. The small increase in the pool’s earned premiums for 2005 reflects a transition from the implementation of moderate rate increases in 2004 to steady or declining premium rates in 2005, as well as a continued decline in policy count. Increased rate competition during 2005 resulted in the implementation of some minor premium rate reductions in personal lines business and a slight increase in the use of discretionary credits in commercial lines business. Due to the timing of policy renewals and the earning of premiums ratably over the terms of the underlying policies, a time delay exists for implemented rate changes (both increases and decreases) to have a noticeable impact on premiums earned. The Company is attempting to address the loss of policy count through various measures, including programs geared towards small businesses and enhanced automation to make it easier and more efficient for agents to do business with the Company. During 2005 and 2004, the pool participants ceded additional premiums totaling $1,302,000 and $540,000, respectively, to outside reinsurance companies to reinstate the pool’s catastrophe reinsurance protection after the occurrence of large hurricane losses.

Premiums written for the property and casualty insurance segment increased 37.9 percent to $350,646,000 in 2005 from $254,267,000 in 2004. This increase is attributed to the change in pool participation and includes a portfolio adjustment of $29,631,000, which serves as an offset to the increase in the unearned premium reserve. Excluding this portfolio adjustment, premiums written increased 26.3 percent in 2005. Looking at the net pool numbers, which are not impacted by the change in pool participation, premiums written declined 1.1 percent in 2005. During 2005, commercial lines new business premium increased approximately 1.6 percent and personal lines new business premium decreased approximately 12.2 percent. However, policy retention increased to 86.1 percent in commercial lines and remained relatively steady in the personal lines at 82.2 percent for property and 82.6 percent for auto. In light of current rate levels and the quality of the Company’s book of business, management is receptive to opportunities to write new business, but continues to stress profitability over production.

Premiums earned for the reinsurance segment decreased 1.0 percent to $94,460,000 in 2005 from $95,444,000 in 2004. This decline is attributed to the MRB pool, as the HORAD book of business produced a slight increase in earned premiums. The amounts reported for 2005 and 2004 include reinstatement premium income of $2,474,000 and $666,000, respectively, received from ceding companies as a result of increased hurricane activity. The large increase in reinstatement premium income in 2005 helped offset the loss of a significant account during 2005. While no significant new accounts were written during 2005, Employers Mutual did add several new accounts during the January 2006 renewal season. Premium rate increases on excess-of-loss contracts remained relatively flat at both the January and July 2005 renewal periods, but the severe 2005 hurricane season spurred moderate rate increases during the January 2006 renewal period on contracts without significant catastrophe losses in 2005, and large price increases and increased retention levels on contracts with significant catastrophe losses in 2005. Many companies seeking reinsurance protection for 2006 sought higher coverage limits in response to the severe 2005 hurricane season, but the reinsurance subsidiary’s overall exposure remained relatively constant as management continued to limit coastal area aggregate exposures. Premiums earned in 2005 reflect an increase in the estimate of earned but not reported premiums of $165,000, compared to decrease of $190,000 in 2004.

As previously reported, the board of directors of the MRB pool, of which Employers Mutual is a member, has approved the admission of Kentucky Farm Bureau Mutual and Country Mutual Insurance Company as new assuming companies to the pool effective January 1, 2006. Both of these companies carry an A.M. Best rating of A+ (Superior) and their addition will enhance the financial strength of the pool. These actions will provide increased diversification in the Company’s assumed reinsurance business and will reduce the Company’s exposure to catastrophe losses. Additionally, the Company believes that the commitment of two highly rated, well capitalized companies to join the pool sends a strong message regarding the pool’s future business prospects. During 2005and 2004, the MRB pool consisted of three assuming companies who shared the reinsurance business equally. The increase in the number of assuming companies in 2006 will have a short-term negative impact on premiums earned for the Company’s reinsurance segment as the pool business will be split between more participants; however, the addition of these new companies will strengthen MRB’s surplus base and should favorably impact future marketing efforts.

For calendar year 2005, the reinsurance subsidiary’s earned premiums from the MRB pool were approximately $40 million. Based on preliminary production estimates from MRB, which do not include potential rate increases resulting from the severe 2005 hurricane season, the reinsurance subsidiary’s earned premiums would have declined to approximately $36.5 million in 2006 without the addition of the new assuming companies. With the addition of the two new assuming companies, it is currently estimated that the reinsurance subsidiary’s 2006 premiums earned from the MRB pool will decline to approximately $24 million. It is important to note that Country Mutual Insurance Company will only assume property exposures; casualty exposures will be shared among the other four participants.

As previously reported, Employers Mutual will no longer participate in a Lloyd’s of London marine syndicate effective January 1, 2006 due to a planned restructuring of that program. The loss of this account will reduce the reinsurance subsidiary’s premiums earned by approximately $4.0 million in 2006 and an additional $1.0 to $2.0 million in 2007. Employers Mutual will attempt to replace this business through increased participation on other programs.

Losses and settlement expenses

Losses and settlement expenses increased 3.3 percent to $257,926,000 in 2005 from $249,806,000 in 2004. This increase is attributed to the Company’s increased participation in the pooling agreement. The loss and settlement expense ratio declined to 62.1 percent in 2005 from 72.3 percent in 2004. This decline is primarily attributed to favorable development on prior years’ reserves in the property and casualty insurance segment.

The loss and settlement expense ratio for the property and casualty insurance segment decreased to 61.6 percent in 2005 from 78.6 percent in 2004. This improvement occurred despite a substantial increase in catastrophe and storm losses that was driven by the severe 2005 hurricane season. Losses from the 2005 hurricane season totaled $6,396,000, which compares to hurricane losses of $2,888,000 in 2004. The improvement in the 2005 loss and settlement expense ratio is primarily the result of $14,808,000 of favorable development experienced on prior years’ reserves, compared to $23,738,000 of adverse development experienced in 2004. The favorable development of 2005 is primarily attributed to downward development of individual case reserves and settlement expense reserves. During the fourth quarter of 2005, the Company eliminated a bulk case reserve carried in the workers’ compensation line of business and reallocated a portion of this reserve to asbestos reserves and settlement expense reserves, resulting in $2,145,000 of favorable development. The adverse development experienced in 2004 reflected a combination of newly reported claims in excess of carried IBNR reserves ($14,758,000), development on case reserves of previously reported claims ($11,037,000), bulk reserve strengthening ($2,350,000) and settlement expense reserve increases resulting from increases in case reserves ($6,209,000). This adverse development was partially offset by $10,437,000 of reinsurance recoveries associated with the case reserve development and IBNR emergence. Substantial case reserve strengthening performed at the branch offices, primarily in the workers’ compensation and other liability lines of business, was the underlying reason for the adverse reserve development that occurred during 2004. As discussed further under the “Critical Accounting Policies” heading of this discussion, the economic factors behind the 2004 case reserve strengthening included, most notably, an increase in workers’ compensation claim severity, increases in construction defect claim activity, the recent occurrence of several large umbrella claims, and increasing legal expenses in the other liability line of business. Claim frequency continued to decline during 2005, but there are signs that it may be leveling out, especially in the workers’ compensation and homeowners lines of business. Claim severity increased in most lines of business with commercial auto liability being an exception.

          The loss and settlement expense ratio for the reinsurance segment increased to 63.5 percent in 2005 from 55.9 percent in 2004. The increase in the 2005 ratio is attributed to a decline in the amount of favorable development experienced on prior years’ reserves, an increase in the severity of losses on working layer business and an increase in catastrophe and storm losses. The favorable development experienced on prior years’ reserves in 2005 and 2004 is attributed to the HORAD book of business. Catastrophe and storm losses for 2005 amounted to $5,415,000, which reflects $4,500,000 from Hurricanes Katrina, Rita and Wilma (each capped at the $1,500,000 occurrence limit per event), approximately $675,000 from tropical storm Erwin and $219,000 of adverse development from a 2004 hurricane. Catastrophe losses in 2004 amounted to $5,011,000, with three hurricanes being capped at the $1,500,000 occurrence limit per event. As previously noted, Employers Mutual retained a significant amount of hurricane losses in excess of the $1,500,000 cap per event in 2005. This prompted changes to the terms and conditions of the quota share agreement for 2006, including an increase in the cap on losses assumed per event from $1,500,000 to $2,000,000.

Acquisition and other expenses

Acquisition and other expenses increased 24.2 percent to $140,001,000 in 2005 from $112,707,000 in 2004. These increases are primarily attributed to the Company’s increased participation in the pooling agreement. The acquisition expense ratio increased to 33.6 percent in 2005 from 32.6 percent in 2004. This increase reflects higher salary expenses, hurricane-related assessment costs and an increase in policyholder dividends.

For the property and casualty insurance segment, the acquisition expense ratio increased to 35.5 percent in 2005 from 34.3 percent in 2004. This increase is primarily attributed to higher salary expenses (including bonus and contingent salary plan accruals), assessment costs associated with Hurricane Katrina from the Louisiana Citizens Fair Plan and the Mississippi Windstorm Underwriting Association and an increase in policyholder dividends. The increase in the acquisition expense ratio was limited by a decline in contingent commission expense, which is attributed to changes in the agent profit sharing plan, and an increase in ceded contingent commission income. The property and casualty insurance subsidiaries incurred $6,519,000 of commission expense in 2005 in connection with their increased participation in the pooling agreement. This commission expense is used to reimburse Employers Mutual for the expenses it incurred to generate the additional insurance business that was transferred to the subsidiaries on January 1, 2005. However, due to the fact that acquisition expenses, including commissions, are deferred and amortized to expense as the related premiums are earned, all of the $6,519,000 of commission expense was capitalized as a deferred policy acquisition cost and is being amortized to expense as the unearned premiums become earned in order to provide a proper matching of acquisition expenses and premium revenue.

For the reinsurance segment, the acquisition expense ratio decreased to 27.5 percent in 2005 from 28.1 percent in 2004. The decline in the 2005 ratio is due to a large amount of contingent commission expense reported by MRB in 2004. Commission expense for 2004 also includes $1,033,000 related to the increase in participation in the MRB pool (from 25 percent in 2003 to 33 percent in 2004); however, this expense was partially offset by an increase in the deferred policy acquisition costs asset.

Investment results

Net investment income increased 36.1 percent to $40,696,000 in 2005 from $29,900,000 in 2004 and is attributed to a significant increase in invested assets. As previously discussed, the Company received $107,801,000 in cash from Employers Mutual in February 2005 in connection with the 6.5 percentage point increase in pool participation. The Company also received $275,000 of interest income from Employers Mutual as the actual cash settlement did not occur until February 15, 2005.

The Company reported net realized investment gains of $3,834,000 in 2005 compared to $4,379,000 in 2004. Included in the realized investment gains of 2004 is $3,826,000 of gains recognized on the Company’s investment in MCI Communications Corporation bonds in conjunction with a payout award received under a bankruptcy court approved “Plan of Reorganization.” This gain was partially offset by $1,323,000 of other-than-temporary impairment losses recognized on the replacement bonds received in this settlement. The Company did not recognize any other-than-temporary impairment losses in 2005.

Income tax

Income tax expense increased in 2005 in conjunction with an increase in pre-tax income. The effective tax rate increased to 28.4 percent in 2005 from 15.3 percent in 2004, reflecting a large growth in pre-tax income relative to the amount of tax-exempt interest income earned by the Company.

Year ended December 31, 2004 compared to year ended December 31, 2003

Net income decreased 35.2 percent to $13,185,000 ($1.10 per share) in 2004 from $20,349,000 (1.78 per share) in 2003. This decrease was attributed to a significant increase in the amount of adverse development experienced on prior years’ reserves. The majority of this adverse development occurred during the fourth quarter and was attributed to a diligent review and re-evaluation of the individual case reserves carried by the property and casualty insurance segment. In addition to an ongoing review of claims files in the normal course of business, the Company had for many years required each of its 16 branch offices to perform a complete inventory of its open claim files during the fourth quarter of each year and to review the adequacy of each carried reserve based on current information. This review process had not historically resulted in a significant increase in case reserves; however, because of heightened emphasis placed on case reserve adequacy during 2004, the review performed in the fourth quarter of 2004 generated a significant and unanticipated increase in carried reserves and a corresponding increase in settlement expense reserves. Catastrophe and storm losses declined 11.7 percent in 2004, but remained at an unusually high level due to the four hurricanes that hit the Southern United States in August and September.

The calculation of 2004 net income per share was impacted by the Company’s follow-on stock offering in which 2.0 million new shares of common stock were issued on October 20, 2004. The Company earned approximately $170,000 of additional interest income on the net proceeds of the stock offering during the fourth quarter of 2004; however, this additional interest income was not sufficient to avoid an approximate 3.0 percent dilution in the 2004 net income per share calculation.

Premium income

Premiums earned increased 4.5 percent to $345,479,000 in 2004 from $330,623,000 in 2003. This increase was primarily attributed to rate increases implemented during the last few years in the property and casualty insurance business as well as moderate growth and improved pricing in the assumed reinsurance business. The overall market for property and casualty insurance was stable during 2004, but moderated slightly in certain lines of business and select territories due to an increase in price competition. Price competition was expected to increase for most lines of business in 2005, but not to the extent seen in the last soft market. The Company will continue its efforts to maintain current pricing levels and will implement rate increases in those lines of business and/or territories where such action is warranted; however, the overall impact of these rate increases will continue to dissipate as the increases become smaller and less frequent.

Premiums earned for the property and casualty insurance segment increased 3.6 percent to $250,035,000 in 2004 from $241,237,000 in 2003. This increase was primarily the result of rate increases that were implemented during the prior two years. After the broad-based rate increases implemented during the peak of the hard market in 2001 and 2002, premium rate levels for most lines of business were considered to be at, or near, adequate levels at the end of 2002. Accordingly, moderate and more targeted rate increases were implemented during 2003 and 2004. This fine tuning of the Company’s rate structure was directed toward specific accounts, territories and lines of business where additional rate increases were warranted. Due to the timing of policy renewals and the earning of premiums ratably over the terms of the underlying policies, a time delay exists for implemented rate increases to have a noticeable impact on premiums earned. During 2004, premiums written increased only 1.9 percent due to a decline in policy count and an increase in ceded premiums. The decline in policy count is attributed to several factors, including the non-renewal of existing business that was under-priced and/or under-performing, a reluctance to accept new risks in under-priced lines of business and a decrease in new business associated with a moderate increase in price competition. The increase in ceded premiums primarily reflects an increase in the cost of the Company’s reinsurance programs.

          Premiums earned for the reinsurance segment increased 6.8 percent to $95,444,000 in 2004 from $89,386,000 in 2003 due to increased participation in the MRB reinsurance pool. For 2004, Employers Mutual’s participation in the MRB reinsurance pool (which is ceded to the reinsurance segment under the terms of the quota share agreement) increased to 33 percent from 25 percent in 2003, producing $8,176,000 of additional premiums earned. The increase in the MRB premiums earned was partially offset by a decline in the HORAD book of business because Employers Mutual was unsuccessful in its attempt to renew several accounts during the January 1 and July 1, 2004 renewal seasons due to its “A-” (Excellent) A.M. Best rating. Following large across-the-board rate increases implemented in 2002, premium rate increases on excess-of-loss contracts moderated during 2003 and 2004 due to the influx of new capital into the reinsurance marketplace; however, contracts with poor loss experience continued to receive large rate increases. The rate increases implemented during the last several years were realized in conjunction with moderate declines in the related exposure base due to increased retention levels and coverage exclusions for terrorist activities. In addition, both excess-of-loss and pro rata contracts benefited from improved industry-wide rate levels at the primary company level. Premiums earned in 2004 reflect a decrease in the estimate of earned but not reported premiums of $190,000, compared to an increase of $3,575,000 in 2003.

Losses and settlement expenses

Losses and settlement expenses increased 10.3 percent to $249,806,000 in 2004 from $226,505,000 in 2003. The loss and settlement expense ratio increased to 72.3 percent in 2004 from 68.5 percent in 2003. The increase in the 2004 ratio is primarily attributed to a significant amount of adverse development on prior years’ reserves in the property and casualty insurance segment, but was partially offset by a decline in reported losses in the reinsurance segment. Catastrophe and storm losses declined 11.7 percent in 2004, but remained at an unusually high level.

The loss and settlement expense ratio for the property and casualty insurance segment increased to 78.6 percent in 2004 from 69.7 percent in 2003. The increase in the 2004 ratio was primarily attributed to a significant increase in adverse development on prior years’ reserves. The adverse development of 2004 reflects a combination of newly reported claims in excess of carried IBNR reserves ($14,758,000), development on case reserves of previously reported claims ($11,037,000), bulk reserve strengthening ($2,350,000), and settlement expense reserve increases resulting from increases in case reserves ($6,209,000). This adverse development was partially offset by $10,437,000 of reinsurance recoveries associated with the case reserve development and IBNR emergence. Substantial case reserve strengthening performed at the branch offices, primarily in the workers’ compensation and other liability lines of business, was the underlying reason for the adverse reserve development that occurred during 2004. Loss severity continued to trend upward during 2004 while overall loss frequency continued to trend downward; however, there were some indications that loss frequency might be leveling out. Catastrophe and storm losses for 2004 include $2,888,000 (net of reinsurance) from the four hurricanes that hit the Southern United States in August and September.

The loss and settlement expense ratio for the reinsurance segment decreased to 55.9 percent in 2004 from 65.2 percent in 2003, despite an increase in catastrophe and storm losses. The decline in the 2004 ratio reflects a decrease in the ratio of reported losses to premiums earned for 2004 policy year business, an increase in favorable development on prior years reserves and continued improvement in overall premium rate adequacy. The favorable development experienced in 2004 was attributed to reported policy year 2003 losses for property, casualty and multi-line classes that are below 2003 implicit projections. Catastrophe and storm losses for 2004 include $4,830,000 associated with the four hurricanes that hit the Southern United States in August and September. The reinsurance segment had exposure to all four hurricanes and reached its $1,500,000 cap on losses assumed per occurrence on three of them. During 2003, two events (Midwest storms in the month of May and Hurricane Isabel) reached the $1,500,000 cap.

Acquisition and other expenses

Acquisition and other expenses increased 7.4 percent to $112,707,000 in 2004 from $104,896,000 in 2003. The acquisition expense ratio increased to 32.6 percent in 2004 from 31.7 percent in 2003, primarily due to increases in contingent commission and policyholder dividend expense.

For the property and casualty insurance segment, the acquisition expense ratio increased to 34.3 percent in 2004 from 33.4 percent in 2003. The rise in this ratio was primarily attributed to an increase in contingent commission expense from the Company’s agent profit sharing plan and an increase in policyholder dividend expense. The increase in contingent commission expense was partially offset by $387,000 of ceded contingent commission income recognized in the fourth quarter of 2004 related to a no-claims bonus on the terrorism reinsurance contract for years 2003 and 2004.

          For the reinsurance segment, the acquisition expense ratio increased to 28.1 percent in 2004 from 27.3 percent in 2003. The increase was primarily attributed to a large amount of contingent commission expense reported by MRB during 2004, but was reduced by a $666,000 increase in contingent commission income from a retrocession contract on the HORAD book of business. Both increases reflect recent favorable underwriting performance. The asset for deferred acquisition costs increased in 2004 and 2003 in connection with the increased participation in the MRB pool. These increases offset commission expense of $1,033,000 and $782,000 recorded for statutory purposes in those respective years with the increased participation in the MRB pool.

Investment results

Net investment income remained relatively flat at $29,900,000 in 2004 compared to $29,702,000 in 2003, despite an increase in invested assets. This was primarily attributed to the lingering low interest rate environment, which has negatively impacted the rate of return earned on the Company’s investments. During this prolonged period of low interest rates, many of the Company’s higher yielding securities have been called. The proceeds from these called securities, and from maturing securities, have been reinvested at current lower interest rates, resulting in less investment income. In addition, until the second quarter of 2004 the Company had been reluctant to invest in long-term securities due to the low interest rate environment, and had therefore accumulated a significant amount of short-term and cash equivalent investments. Since these investments carry lower interest rates than long-term securities, the decline in the Company’s rate of return was magnified. However, during the second quarter of 2004 interest rates became more attractive and the Company began investing in long-term securities.

The Company reported net realized investment gains of $4,379,000 in 2004 and $1,170,000 in 2003. The large amount of realized investment gains in 2004 includes $2,502,000 of net gain (gross gain of $3,826,000 less an other-than-temporary loss of $1,324,000) recognized during the second quarter on the Company’s investment in MCI Communications Corporation bonds in conjunction with a payout award received under a bankruptcy court approved “Plan of Reorganization.” The MCI bonds had previously been determined to be other-than-temporarily impaired during the second quarter of 2002. The new MCI bonds were sold during the third quarter, resulting in an additional realized gain of $187,000. Reflected in the gains of 2003 are $1,567,000 of other-than-temporary impairment losses recognized in the Company’s equity portfolio during the first quarter, $2,689,000 of net losses recognized by the Company’s equity managers during the first quarter as they rebalanced the Company’s portfolios to enhance future returns, and $4,342,000 of losses recognized on the sale of American Airlines and United Airlines bonds during the first quarter. These losses were more than offset by gains recognized on the sale of certain bond and equity investments during the remainder of 2003. All the impaired equity securities were sold before year-end 2003, generating gross realized gains of $619,000 and gross realized losses of $48,000.

Other information

Income tax expense decreased 68.7 percent to $2,386,000 in 2004 from $7,633,000 in 2003. The effective tax rate declined to 15.3 percent in 2004 from 27.3 percent in 2003, primarily due to an increase in tax-exempt investment income and a decline in pre-tax income. Effective April 1, 2003, the Company was included in Employers Mutual’s consolidated tax return due to the fact that Employers Mutual attained 80 percent ownership of the Company at the end of March. The Company filed a short-period tax return with its subsidiaries for the period January 2003 through March 31, 2003. During October 2004 Employers Mutual’s ownership of the Company fell below 80 percent upon successful completion of the follow-on stock offering. Accordingly, the Company was no longer included in Employers Mutual’s consolidated tax return effective October 1, 2004, and the Company filed a short-period tax return for the period October 1, 2004 through December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations as they come due. The Company generated positive cash flows from operations of $178,424,000 in 2005, $60,794,000 in 2004 and $63,095,000 in 2003. Included in cash flows from operations in 2005 is $107,801,000 of cash received from Employers Mutual in connection with the change in pool participation. Excluding this amount, cash flows from operations for 2005 amounted to $70,623,000. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims. These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity. When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies. In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. As of December 31, 2005, the Company did not have any significant variations between the maturity dates of its investments and the expected payments of its loss and settlement expense reserves.

The Company is a holding company whose principal assets are its investments in its insurance subsidiaries. As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet its obligations and to pay cash dividends to its stockholders. State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval. See note 6 of Notes to Consolidated Financial Statements for additional information regarding dividend restrictions. The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2006 without prior regulatory approval is approximately $40,058,000. The Company received $5,696,000, $7,029,000 and $7,255,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $8,302,000, $7,233,000 and $6,874,000 in 2005, 2004 and 2003, respectively.

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

The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to pay claims and expenses. The remainder of the investment portfolio, excluding investments in equity securities and other long-term investments, is invested in securities with maturities that approximate the anticipated liabilities of the insurance written. At December 31, 2005, approximately 50 percent of the Company’s fixed maturity securities were in U.S. government or U.S. government agency issued securities. A variety of maturities are maintained in the Company’s portfolio to assure adequate liquidity. The maturity structure of the fixed maturity investments is also established by the relative attractiveness of yields on short, intermediate and long-term securities. The Company does not invest in high-yield, non-investment grade debt securities; however, an exception was made to this policy in 2004 when non-investment grade MCI debt securities were sold and then repurchased in order to recognize a current income tax benefit.

          The Company considers itself to be a long-term investor and generally purchases fixed maturity investments with the intent to hold them to maturity. Despite this intent, the Company currently classifies purchases of fixed maturity investments as available-for-sale to provide flexibility in the management of the investment portfolio. The Company had unrealized holding gains, net of deferred taxes, on fixed maturity securities available-for-sale totaling $7,988,000 and $15,511,000 at December 31, 2005 and 2004, respectively. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as changing conditions warrant.

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

The Company held $4,270,000 and $5,550,000 in minority ownership interests in limited partnerships and limited liability companies at December 31, 2005 and 2004, respectively. The Company does not hold any other unregistered securities.

The Company’s cash balance was $333,000 and $61,000 at December 31, 2005 and 2004, respectively.

Employers Mutual contributed $15,000,000, $21,600,000 and $9,869,000 to the pension plan in 2005, 2004 and 2003, respectively, and plans to contribute approximately $13,000,000 to the pension plan in 2006. The Company reimbursed Employers Mutual $4,575,000, $5,236,000 and 2,373,000 for its share of the pension contributions in 2005, 2004 and 2003, respectively. Employers Mutual contributed $5,120,000, $3,945,000 and $4,800,000 to the postretirement benefit plans in 2005, 2004 and 2003, respectively, and expects to contribute approximately $4,777,000 to the postretirement benefit plan in 2006. The Company reimbursed Employers Mutual $1,459,000, $902,000 and $1,121,000 for its share of the postretirement benefit plan contributions in 2005, 2004 and 2003, respectively. In 2005 the Company received reimbursement from Employer Mutual for a net $722,000 of pension assets and $2,518,000 of postretirement benefit liabilities transferred to it in connection with the change in pool participation.

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations. For the Company’s insurance subsidiaries, capital resources are required to support premium writings. Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one. All of the Company’s insurance subsidiaries were well under this guideline at December 31, 2005.

The Company’s insurance subsidiaries are required to maintain certain minimum surplus on a statutory basis and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. The Company’s insurance subsidiaries are also subject to Risk Based Capital (RBC) requirements that may further impact their ability to pay dividends. RBC requirements attempt to measure minimum statutory capital needs based upon the risks in a company’s mix of products and investment portfolio. At December 31, 2005, the Company’s insurance subsidiaries had total adjusted statutory capital of $259,026,000, which is well in excess of the minimum RBC requirement of $53,648,000.

          The Company had total cash and invested assets with a carrying value of 950.1 million and $779.4 million as of December 31, 2005 and 2004, respectively. The following table summarizes the Company’s cash and invested assets as of the dates indicated:

	December 31, 2005
			Percent of
	Amortized	Fair	Total at	Carrying
($ in thousands)	Cost	Value	Fair Value	Value
Fixed maturities held-to-maturity	$ 19,794	$ 20,179	2.1%	$ 19,794
Fixed maturities available-for-sale	782,767	795,056	83.6%	795,056
Equity securities available-for-sale	66,116	93,343	9.8%	93,343
Cash	333	333	-	333
Short-term investments	37,346	37,346	4.0%	37,346
Other long-term investments	4,270	4,270	0.5%	4,270
	$ 910,626	$ 950,527	100.0%	$ 950,142

	December 31, 2004
			Percent of
	Amortized	Fair	Total at	Carrying
($ in thousands)	Cost	Value	Fair Value	Value
Fixed maturities held-to-maturity	$ 29,206	$ 30,594	3.9%	$ 29,206
Fixed maturities available-for-sale	595,791	619,654	79.4%	619,654
Equity securities available-for-sale	59,589	78,693	10.1%	78,693
Cash	61	61	-	61
Short-term investments	46,239	46,239	5.9%	46,239
Other long-term investments	5,550	5,550	0.7%	5,550
	$ 736,436	$ 780,791	100.0%	$ 779,403

The amortized cost and estimated fair value of fixed maturity and equity securities at December 31, 2005 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
($ in thousands)	cost	gains	losses	fair value
Securities held-to-maturity:
Fixed maturity securities:
U.S. treasury securities and
obligations of U.S. government
corporations and agencies	$ 19,011	$ 328	$ -	$ 19,339
Mortgage-backed securities	783	57	-	840
Total securities held-to-maturity	$ 19,794	$ 385	$ -	$ 20,179

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury securities and
obligations of U.S. government
corporations and agencies	$ 387,278	$ 298	$ 4,221	$ 383,355
Obligations of states and
political subdivisions	250,975	10,383	42	261,316
Mortgage-backed securities	9,861	357	6	10,212
Public utilities	6,004	483	-	6,487
Debt securities issued by
foreign governments	7,044	98	16	7,126
Corporate securities	121,605	6,084	1,129	126,560
Total fixed maturity securities	782,767	17,703	5,414	795,056

Equity securities:
Common stocks	62,616	27,759	595	89,780
Non-redeemable preferred stocks	3,500	63	-	3,563
Total equity securities	66,116	27,822	595	93,343
Total securities
available-for-sale	$ 848,883	$ 45,525	$ 6,009	$ 888,399

The Company’s insurance and reinsurance subsidiaries have $36 million of surplus notes issued to Employers Mutual. These surplus notes have an annual interest rate of 3.09 percent (effective April 1, 2003 upon their reissue) and do not have a maturity date. Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile. The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries. The Company’s subsidiaries incurred interest expense of $1,112,000, $1,112,000 and $1,320,000 in 2005, 2004 and 2003, respectively, on these surplus notes. At December 31, 2005, the Company’s subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2005.

As of December 31, 2005, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations

The Company did not record any other-than-temporary investment impairments during 2005. During 2004 the Company had one fixed maturity security series (MCI Communications Corporation) that was determined to be other-than-temporarily impaired. MCI Communications Corporation was owned by WorldCom Inc., whose corporate bonds were downgraded to junk status in May 2002 when it reported the detection of accounting irregularities. On June 30, 2002 the Company recognized $3,821,000 of realized loss when the carrying value of this investment was reduced from an aggregate book value of $5,604,000 to the then current fair value of $1,783,000. The fair value of the MCI bonds then partially recovered, resulting in pre-tax unrealized gains of $1,035,000 recognized during 2002 and $1,811,000 recognized during 2003. During the second quarter of 2004 the Company received three new series of fixed maturity securities (with impaired book values) issued by MCI Communications Corporation in conjunction with a payout award received under a bankruptcy court approved “Plan of Reorganization.” This payout was recorded as a tax-free exchange and the new bonds were assigned a book value equal to the book value of the defaulted bonds that were replaced ($5,565,000). The par value of the new bonds reflected the settlement amount of 79.2 cents per dollar ($4,552,000) and the fair value of the new bonds was $4,241,000 at the time of the payout. Based on these facts, a realized investment gain of $3,826,000 was recognized in the second quarter of 2004 to offset the other-than-temporary impairment loss previously recognized in the second quarter of 2002 and an other-than-temporary impairment loss of $1,324,000 was recognized to reduce the book value of the new bonds to fair value at the time of the payout. The new bonds were sold during the third quarter of 2004 for income tax purposes, resulting in an additional realized gain of $187,000.

At December 31, 2005, the Company had unrealized losses on held-to-maturity and available-for-sale securities as presented in the table below. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services. None of these securities are considered to be in concentrations by either security type or industry. The Company uses several factors to determine whether the carrying value of an individual security has been other-than-temporarily impaired. Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. Based on these factors, and the Company’s ability and intent to hold the fixed maturity securities until maturity, it was determined that the carrying value of these securities was not other-than-temporarily impaired at December 31, 2005. Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are other-than-temporary, the Company’s earnings would be reduced by approximately $3,906,000, net of tax; however, the Company’s financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule showing the length of time securities have continuously been in an unrealized loss position as of December 31, 2005.

		Unrealized
Description of securities	Fair value	losses
($ in thousands)
Fixed maturity securities:
Less than six months	$ 315,824	$ 4,023
Six to twelve months	13,717	881
Twelve months or longer	31,824	510
Total fixed maturity securities	361,365	5,414

Equity securities:
Less than six months	10,639	400
Six to twelve months	773	141
Twelve months or longer	645	54
Total equity securities	12,057	595

Total temporarily
impaired securities	$ 373,422	$ 6,009

Following is a schedule of the maturity dates of the fixed maturity securities presented in the above table. Note that this schedule includes only fixed maturity securities available-for-sale, as the Company does not have any fixed maturity securities held-to-maturity with unrealized losses.

			Gross
	Book	Fair	unrealized
($ in thousands)	value	value	loss
Due in one year or less	$ 7,969	$ 7,895	$ 74
Due after one year through five years	58,863	58,138	725
Due after five years through ten years	210,117	207,301	2,816
Due after ten years	85,116	83,323	1,793
Mortgage-backed securities	4,714	4,708	6
	$ 366,779	$ 361,365	$ 5,414

The Company held two series of General Motors Acceptance Corporation fixed maturity securities that were considered non-investment grade at December 31, 2005, with a combined unrealized loss before tax of $832,000. All other non-investment grade fixed maturity securities held at December 31, 2005 (Great Lakes Chemical Corporation, Sears Roebuck Acceptance Corporation and US Freightways Corporation) were in an unrealized gain position. The Company does not purchase non-investment grade securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase. An exception was made to this policy in 2004 when the Company sold, and then repurchased, non-investment grade MCI debt securities (Moody’s bond rating of B) in order to recognize a current income tax benefit.

          Following is a schedule of gross realized losses recognized in 2005 along with the associated book values and sales prices aged according to the length of time the underlying securities were in an unrealized loss position. This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc. The Company’s equity portfolio is managed on a “tax-aware” basis, which generally results in sales of securities at a loss to offset sales of securities at a gain, thus minimizing the Company’s income tax expense. Fixed maturity securities held to maturity are not included in the schedule since no realized losses were recognized on these investments. Fixed maturity securities are generally held until maturity.

	Book	Sales	Gross
($ in thousands)	value	price	realized loss
Fixed maturity securities
available-for-sale:
Three months or less	$ -	$ -	$ -
Over three months to six months	500	494	6
Over six months to nine months	-	-	-
Over nine months to twelve months	-	-	-
Over twelve months	-	-	-
	$ 500	$ 494	$ 6

Equity securities:
Three months or less	$ 16,009	$ 14,606	$ 1,403
Over three months to six months	6,210	5,253	957
Over six months to nine months	181	160	21
Over nine months to twelve months	297	254	43
Over twelve months	76	57	19
	$ 22,773	$ 20,330	$ 2,443

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

The increase in the Company’s aggregate participation in the pooling agreement effective January 1, 2005 had a significant affect on its contractual obligations for expected payments in the settlement of its loss reserves and its share of real estate operating leases expensed through the pool. The following table reflects the Company’s contractual obligations as of December 31, 2005. Included in the table are the estimated payments that the Company expects to make in the settlement of its loss reserves and with respect to its long-term debt. One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014. Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2017. All lease costs are included as expenses under the pooling agreement after allocation of the portion of these expenses to the subsidiaries that do not participate in the pooling agreement. The table reflects the Company’s current 30.0 percent aggregate participation in the pooling agreement.

	Payments due by period
		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
Contractual Obligations	($ in thousands)
Loss and settlement expense
reserves (1)	$ 544,051	$ 222,222	$ 198,544	$ 70,198	$ 53,087
Long-term debt (2)	36,000	-	-	-	36,000
Interest expense on
Long-term debt (3)	11,124	1,112	2,225	2,225	5,562
Real estate operating leases	9,259	1,356	2,587	2,242	3,074
Total	$ 600,434	$ 224,690	$ 203,356	$ 74,665	$ 97,723

(1)

The amounts presented are estimates of the dollar amounts and time period in which the Company expects to pay out its gross loss and settlement expense reserves. These amounts are based on historical payment patterns and do not represent actual contractual obligations. The actual payment amounts and the related timing of those payments could differ significantly from these estimates.

(2)

Long-term debt reflects the surplus notes issued by the Company’s insurance subsidiaries to Employer Mutual, which have no maturity date. Excluded from long-term debt are pension and other postretirement benefit obligations.

(3)

Interest expense on long-term debt reflects the interest expense on the surplus notes issued by the Company’s insurance subsidiaries to Employers Mutual. Interest on the surplus notes is subject to approval by the issuing company’s state of domicile. The balance shown under the heading “More than 5 years” represents interest expense for years six through ten. Since the surplus notes have no maturity date, total interest expense could be greater than the amount shown.

Estimated guaranty fund assessments of $1,493,000 and $1,207,000, which are used by states to pay claims of insolvent insurers domiciled in that state, have been accrued as of December 31, 2005 and 2004, respectively. The guaranty fund assessments are expected to be paid over the next two years with premium tax offsets of $1,780,000 expected to be realized within ten years of the payments. Estimated second injury fund assessments of $1,872,000 and $1,390,000, which are designed to encourage employers to employ a worker with a pre-existing disability, have been accrued as of December 31, 2005 and 2004, respectively. The second injury fund assessment accruals are based on projected loss payments. The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions. The Company’s share of loss reserves eliminated by the purchase of these annuities was $861,000 at December 31, 2005. The Company has a contingent liability of $861,000 should the issuers of these annuities fail to perform under the terms of the annuities. The Company’s share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries’ policyholders’ surplus.

MARKET RISK

The main objectives in managing the investment portfolios of the Company are to maximize after-tax investment return while minimizing credit risks, in order to provide maximum support for the underwriting operations. Investment strategies are developed based upon many factors including underwriting results and the Company’s resulting tax position, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are centrally managed by investment professionals and are supervised by the investment committees of the respective board of directors for each of the Company’s subsidiaries.

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risks of the financial instruments of the Company relate to the investment portfolio, which exposes the Company to interest rate and equity price risk and, to a lesser extent, credit quality and prepayment risk. Monitoring systems and analytical tools are in place to assess each of these elements of market risk.

Interest rate risk includes the price sensitivity of a fixed maturity security to changes in interest rates, and the affect on future earnings from short-term investments and maturing long-term investments given a change in interest rates. The following analysis illustrates the sensitivity of the Company’s financial instruments to selected changes in market rates and prices. A hypothetical one percent increase in interest rates as of December 31, 2005 would result in a corresponding pre-tax decrease in the fair value of the fixed maturity portfolio of approximately $44,617,000, or 5.2 percent. In addition, a hypothetical one percent decrease in interest rates at December 31, 2005 would result in a corresponding decrease in pre-tax income over the next twelve months of approximately $911,000, assuming the current maturity and prepayment patterns. The Company monitors interest rate risk through the analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter term instruments given the results of interest rate simulations and judgments of cash flow needs. The effective duration of the Company’s fixed maturity portfolio at December 31, 2005 was 4.47 years.

The valuation of the Company’s marketable equity portfolios is subject to equity price risk. In general, equities have more year-to-year price variability than bonds. However, returns from equity securities have been consistently higher over longer time frames. The Company invests in a diversified portfolio of readily marketable equity securities. A hypothetical 10 percent decrease in the S&P 500 index as of December 31, 2005 would result in a corresponding pre-tax decrease in the fair value of the Company’s equity portfolio of approximately $6,891,000.

The Company invests in high quality fixed maturity securities, thus minimizing credit quality risk. At December 31, 2005, the portfolio of long-term fixed maturity securities consisted of 5.7 percent U.S. Treasury, 44.7 percent government agency, 0.3 percent mortgage-backed, 31.6 percent municipal, and 17.7 percent corporate securities. At December 31, 2004, the portfolio of long-term fixed maturity securities consisted of 12.2 percent U.S. Treasury, 14.4 percent government agency, 0.5 percent mortgage-backed, 41.1 percent municipal, and 31.8 percent corporate securities.

Fixed maturity securities held by the Company generally have an investment quality rating of “A” or better by independent rating agencies. The following table shows the composition of the Company’s fixed maturity securities, by rating, as of December 31, 2005.

	Securities		Securities
	held-to-maturity		available-for-sale
	(at amortized cost)		(at fair value)
($ in thousands)	Amount	Percent	Amount	Percent
Rating:
AAA	$ 19,794	100.0%	$ 580,921	73.1%
AA	-	-	81,463	10.3%
A	-	-	86,164	10.8%
BAA	-	-	29,378	3.7%
BA	-	-	17,130	2.1%
Total fixed maturities	$ 19,794	100.0%	$ 795,056	100.0%

Ratings for preferred stocks and fixed maturity securities with initial maturities greater than one year are assigned by nationally recognized statistical rating organizations (referred to generically as NRSROs, which includes such organizations as Moody’s Investor’s Services, Inc., Standard and Poor, etc.). NRSROs’ rating processes seek to evaluate the quality of a security by examining the factors that affect returns to investors. NRSROs’ ratings are based on quantitative and qualitative factors, as well as the economic, social and political environment in which the issuing entity exists. The quantitative factors include debt coverage, sales and income growth, cash flows and liquidity ratios. Qualitative factors include management quality, access to capital markets and the quality of earnings and balance sheet items. Ratings for securities with initial maturities less than one year are based on ratings of NRSROs or the credit rating of the issuer’s parent company.

Prepayment risk refers to the changes in prepayment patterns that can shorten or lengthen the expected timing of principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within the portfolio of mortgage-backed securities. Prepayment risk is monitored regularly through the analysis of interest rate simulations. At December 31, 2005, the effective duration of the mortgage-backed securities is 2.2 years with an average life and current yield of 2.8 years and 7.0 percent, respectively. At December 31, 2004, the effective duration of the mortgage-backed securities was 1.7 years with an average life and current yield of 2.8 years and 7.1 percent, respectively.

IMPACT OF INFLATION

Inflation has a widespread effect on the Company’s results of operations, primarily through increased losses and settlement expenses. The Company considers inflation, including social inflation that reflects an increasingly litigious society and increasing jury awards, when setting reserve amounts. Premiums are also affected by inflation, although they are often restricted or delayed by competition and the regulatory rate-setting environment.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share-Based Payment,” which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. The pro forma disclosures previously allowed under SFAS 123 will no longer be an alternative to financial statement recognition. The transition methods for adoption include the modified-prospective and modified-retroactive methods. The modified-prospective method requires that compensation expense be recorded for all options vesting, granted or modified after the effective date of SFAS 123(R). Under the modified-retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The effective date for SFAS 123(R) was originally the first interim and annual periods beginning after June 15, 2005, with earlier adoption encouraged. On April 14, 2005, the Securities and Exchange Commission approved a rule which delayed the required effective date of SFAS 123(R) until fiscal years beginning after June 15, 2005. The Company will adopt SFAS 123(R) in the first quarter of 2006 using the modified-prospective adoption method. Adoption of this statement is not expected to have a material effect on the operating results of the Company, as the impact to net income is not anticipated to deviate significantly from the pro forma disclosures provided in note 1 of Notes to Consolidated Financial Statements (reduction to net income of $118,000 in 2005).

          In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and SFAS No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless express guidance in newly issued pronouncements indicate alternative transition accounting or it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of a change in accounting principles, the new accounting principle is applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, with a corresponding adjustment made to the opening balance of retained earnings for that period. If it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, the new accounting principle is applied prospectively from the earliest date practicable. Corrections of errors are to be handled in a similar manner. The provisions of SFAS 154 are to be applied to changes in accounting principles and corrections of errors on or after January 1, 2006. The Company does not expect adoption of this statement to have an effect on its operating results.

On November 3, 2005 the FASB issued Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” which amended SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and nullified certain requirements of EITF Issue 03-1. FAS 115-1 addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment, requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments, and is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. The Company will adopt FAS 115-1 in the first quarter of 2006 and does not expect it to have any effect on the operating results of the Company.

DEVELOPMENTS IN INSURANCE REGULATION

The NAIC is in the process of adopting revisions to its Model Audit Rule that would incorporate Sarbanes-Oxley type provisions. The proposed rules would be subject to an effective date beginning with the reporting period ending December 31, 2009, with most states requiring the first report to be filed 60 days after the entity files its 2009 audited statutory financial statements. The proposed rules would apply to insurers with premiums of $500 million or more, measured at the legal entity level, and would require a management report containing a statement that to the best of management’s knowledge and belief, after diligent inquiry, its internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial statements in accordance with statutory accounting principles. An insurer may choose to file instead its Section 404 report with an addendum statement by management that no material processes in the preparation of its audited statutory financial statements were excluded from its Section 404 report, or alternatively include a separate report for controls not covered by its Section 404 report. The proposed rules would not require an independent audit of either management’s report on internal control over financial reporting or its control assessment process. The NAIC expects work on the proposed rules to continue during 2006 along with work on proposed requirements on auditor independence and corporate governance, all being adopted together in a single revision of the Model Audit Rule by the end of 2006. Adoption of these requirements into the Model Audit Rule is expected to have little consequence to either the Company or the EMC Insurance Companies, as the Company is already subject to the provisions of the Sarbanes-Oxley Act of 2002.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides issuers the opportunity to make cautionary statements regarding forward-looking statements. Accordingly, any forward-looking statement contained in this report is based on management’s current beliefs, assumptions and expectations of the Company’s future performance, taking into account all information currently available to management. These beliefs, assumptions and expectations can change as the result of many possible events or factors, not all of which are known to management. If a change occurs, the Company’s business, financial condition, liquidity, results of operations, plans and objectives may vary materially from those expressed in the forward-looking statements. The risks and uncertainties that may affect the actual results of the Company include, but are not limited to, the following: catastrophic events and the occurrence of significant severe weather conditions; the adequacy of loss and settlement expense reserves; state and federal legislation and regulations; changes in our industry, interest rates or performance of financial markets and the general economy; rating agency actions and other risks and uncertainties inherent to the Company’s business, including those contained in this report under the heading “Risk Factors.” When the Company uses the words “believe”, “expect”, “anticipate”, “estimate” or similar expressions, the Company intends to identify forward-looking statements. You should not place undue reliance on these forward-looking statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information under the caption “Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, which is included in Part II, Item 7 of this Form 10-K, is incorporated herein by reference.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Report on Internal Control Over Financial Reporting

The management of EMC Insurance Group Inc. and Subsidiaries is responsible for the preparation, integrity and objectivity of the accompanying Consolidated Financial Statements, as well as all other financial information in this report. The Consolidated Financial Statements and the accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles and include amounts that are based on management’s estimates and judgments where necessary.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, including safeguarding of assets and reliability of financial records. The Company’s internal control structure, designed by or under the supervision of management, includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Consolidated Financial Statements in accordance with generally accepted accounting principles, and that transactions are being made only in accordance with authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Consolidated Financial Statements. This control structure is further reinforced by a program of internal audits, including audits of the Company’s decentralized branch locations, which requires responsive management action.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, adequate internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2005, the Company maintained effective internal control over financial reporting.

The Audit Committee of the Board of Directors is comprised of three outside directors who are independent of the Company’s management. The Audit Committee is responsible for the selection of the independent registered public accounting firm. It meets periodically with management, the independent registered public accounting firm, and the internal auditors to ensure that they are carrying out their responsibilities. In addition to reviewing the Company’s financial reports, the Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company. The independent registered public accounting firm and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting and any other matters which they believe should be brought to the attention of the Audit Committee.

The Company’s financial statements and internal control over financial reporting have been audited by Ernst & Young LLP, an independent registered public accounting firm. Management has made available to Ernst & Young LLP all of the Company’s financial records and related data, as well as the minutes of the stockholders’ and directors’ meetings. Furthermore, management believes that all representations made to Ernst & Young LLP during its audit were valid and appropriate. Their reports with respect to the fairness of presentation of the Company’s financial statements and management’s assessment and the effectiveness of the Company’s internal control over financial reporting appear elsewhere in this annual report.

/s/ Bruce G. Kelley	/s/ Mark E. Reese
Bruce G. Kelley	Mark E. Reese
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

EMC Insurance Group Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that EMC Insurance Group Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EMC Insurance Group Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that EMC Insurance Group Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, EMC Insurance Group Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of EMC Insurance Group Inc. and Subsidiaries and our report dated March 3, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Des Moines, Iowa

March 3, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

EMC Insurance Group Inc.

We have audited the accompanying consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EMC Insurance Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMC Insurance Group Inc. and Subsidiaries at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Des Moines, Iowa
March 3, 2006

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost
(fair value $18,287,704 and $16,908,726)	$17,927,478	$15,895,607
Securities available-for-sale, at fair value
(amortized cost $740,845,145 and $541,401,950)	753,399,943	565,000,931
Fixed maturity securities on loan:
Securities held-to-maturity, at amortized cost
(fair value $1,891,504 and $13,684,880)	1,866,928	13,310,264
Securities available-for-sale, at fair value
(amortized cost $41,922,225 and $54,389,046)	41,656,150	54,653,472
Equity securities available-for-sale, at fair value
(cost $66,115,755 and $59,589,434)	93,343,172	78,692,893
Other long-term investments, at cost	4,269,566	5,550,093
Short-term investments, at cost	37,345,456	46,238,853
Total investments	949,808,693	779,342,113

Balances resulting from related party transactions with
Employers Mutual:
Reinsurance receivables	46,372,087	26,316,358
Prepaid reinsurance premiums	4,846,084	3,682,676
Deferred policy acquisition costs	34,106,217	27,940,583
Defined benefit retirement plan, prepaid asset	5,633,370	2,684,463
Other assets	2,281,025	1,877,564
Cash	333,048	61,088
Accrued investment income	10,933,046	8,726,292
Accounts receivable (net of allowance for uncollectible
accounts of $0 and $0)	211,595	216,836
Income taxes recoverable	—	3,399,485
Deferred income taxes	13,509,369	9,504,193
Goodwill, at cost less accumulated amortization
of $2,616,234 and $2,616,234	941,586	941,586
Securities lending collateral	44,705,501	70,122,695
Total assets	$1,113,681,621	$934,815,932

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
LIABILITIES
Balances resulting from related party transactions with
Employers Mutual:
Losses and settlement expenses	$544,051,061	$429,677,302
Unearned premiums	160,693,288	131,589,365
Other policyholders' funds	5,359,116	2,825,809
Surplus notes payable	36,000,000	36,000,000
Indebtedness to related party	19,899,329	6,058,848
Employee retirement plans	13,681,388	9,764,406
Other liabilities	21,764,259	20,304,475

Income taxes payable	5,644,516	—
Securities lending obligation	44,705,501	70,122,695
Total liabilities	851,798,458	706,342,900

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000
shares; issued and outstanding, 13,642,705
shares in 2005 and 13,568,945 shares in 2004	13,642,705	13,568,945
Additional paid-in capital	104,800,407	103,467,293
Accumulated other comprehensive income	25,470,039	27,928,463
Retained earnings	117,970,012	83,508,331
Total stockholders' equity	261,883,163	228,473,032

Total liabilities and stockholders' equity	$1,113,681,621	$934,815,932

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

All balances presented below, with the exception of investment income, realized investment gains and income tax expense (benefit), are the result of related party transactions with Employers Mutual.

	Year ended December 31,
	2005	2004	2003
REVENUES
Premiums earned	$415,624,746	$345,478,461	$330,622,810
Investment income, net	40,696,243	29,900,203	29,702,461
Realized investment gains	3,834,165	4,379,314	1,169,698
Other income	656,846	600,732	862,070
	460,812,000	380,358,710	362,357,039
LOSSES AND EXPENSES
Losses and settlement expenses	257,926,493	249,806,210	226,504,550
Dividends to policyholders	7,540,547	4,478,169	3,011,433
Amortization of deferred policy acquisition costs	92,400,893	75,444,837	71,959,232
Other underwriting expenses	40,059,414	32,783,686	29,924,942
Interest expense	1,112,400	1,112,400	1,320,266
Other expenses	1,662,431	1,162,411	1,654,320
	400,702,178	364,787,713	334,374,743

Income before income tax expense (benefit)	60,109,822	15,570,997	27,982,296

INCOME TAX EXPENSE (BENEFIT)
Current	19,782,182	4,583,505	8,336,381
Deferred	(2,681,405)	(2,197,191)	(703,208)
	17,100,777	2,386,314	7,633,173
Net income	$43,009,045	$13,184,683	$20,349,123

Net income per common share
-basic and diluted	$3.16	$1.10	$1.78

Average number of common shares outstanding
-basic and diluted	13,606,203	11,948,710	11,453,324

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
	2005	2004	2003

Net income	$43,009,045	$13,184,683	$20,349,123

OTHER COMPREHENSIVE INCOME
Unrealized holding gains arising
during the period, before deferred
income tax expense	383,439	13,051,438	13,290,568
Deferred income tax expense	134,203	4,568,003	4,651,699
	249,236	8,483,435	8,638,869

Reclassification adjustment for gains
included in net income, before
income tax expense	(3,834,165)	(4,370,215)	(1,168,918)
Income tax expense	1,341,958	1,529,575	409,121
	(2,492,207)	(2,840,640)	(759,797)

Adjustment for minimum liability associated
with Employers Mutual's pension plans	(331,468)	—	289,639
Deferred income tax expense (benefit)	(116,015)	—	101,373
	(215,453)	—	188,266

Other comprehensive income (loss)	(2,458,424)	5,642,795	8,067,338

Total comprehensive income	$40,550,621	$18,827,478	$28,416,461

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year ended December 31,
	2005	2004	2003
COMMON STOCK
Beginning of year	$13,568,945	$11,501,065	$11,399,050
Issuance of common stock through
follow-on stock offering	—	2,000,000	—
Issuance of common stock through
Employers Mutual's stock option plans	73,760	67,880	102,015
End of year	13,642,705	13,568,945	11,501,065

ADDITIONAL PAID-IN CAPITAL
Beginning of year	103,467,293	69,113,228	67,270,591
Issuance of common stock through
follow-on stock offering	—	32,890,085	—
Issuance of common stock through
Employers Mutual's stock option plans	1,333,114	1,463,980	1,842,637
End of year	104,800,407	103,467,293	69,113,228

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	27,928,463	22,285,668	14,218,330
Unrealized gains (losses) on available-for-sale securities	(2,242,971)	5,642,795	7,879,072
Minimum liability associated with Employers Mutual's
pension plans	(215,453)	—	188,266
End of year	25,470,039	27,928,463	22,285,668

RETAINED EARNINGS
Beginning of year	83,508,331	77,850,590	64,880,393
Net income	43,009,045	13,184,683	20,349,123
Dividends paid to public stockholders ($0.61, 0$.60 and $0.60
per share in 2005, 2004 and 2003)	(3,705,796)	(1,941,181)	(1,350,736)
Dividends paid to Employers Mutual ($0.61, $0.60 and $0.60
per share in 2005, 2004 and 2003)	(4,596,127)	(5,292,178)	(5,522,994)
Dividends paid to Employers Mutual (reimbursement
for non-GAAP expenses)	(245,441)	(293,583)	(505,196)
End of year	117,970,012	83,508,331	77,850,590

Total stockholders' equity	$261,883,163	$228,473,032	$180,750,551

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43,009,045	$13,184,683	$20,349,123

Adjustments to reconcile net income to net cash
provided by operating activities:
Balances resulting from related party transactions
with Employers Mutual:
Losses and settlement expenses	28,615,240	55,894,386	42,556,163
Unearned premiums	(1,545,302)	6,756,758	9,085,793
Other policyholders' funds	1,751,700	1,435,215	354,972
Indebtedness to related party	13,840,481	3,883,730	(1,129,421)
Employee retirement plans	(827,923)	(2,885,657)	636,114
Reinsurance receivables	(13,115,515)	(4,595,569)	(10,138,653)
Prepaid reinsurance premiums	(144,795)	(385,448)	(854,329)
Commission payable	(4,136,359)	2,594,243	2,470,516
Interest payable	—	278,100	(1,003,066)
Deferred policy acquisition costs	353,101	(1,202,799)	(1,810,923)
Other, net	1,567,742	(908,024)	(417,037)

Accrued investment income	(2,206,754)	(904,640)	1,357,903
Accrued income taxes:
Current	9,044,001	(6,179,985)	2,994,004
Deferred	(2,681,405)	(2,197,191)	(703,208)
Realized investments gains	(3,834,165)	(4,379,314)	(1,169,698)
Amortization of premium/discount on securities	928,373	243,378	122,810
Accounts receivable	5,241	162,587	393,521
	27,613,661	47,609,770	42,745,461
Cash provided by the change in the property and
casualty insurance subsidiaries' pool participation
percentage	107,801,259	—	—

Net cash provided by operating activities	$178,423,965	$60,794,453	$63,094,584

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year ended December 31,
	2005	2004	2003
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities
held-to-maturity	$ 9,388,335	$ 20,635,775	$ 5,293,717
Purchases of fixed maturity securities
available-for-sale	(581,405,192)	(830,263,629)	(791,156,969)
Disposals of fixed maturity securities
available-for-sale	394,555,437	737,364,629	753,004,136
Purchases of equity securities
available-for-sale	(49,154,777)	(52,518,206)	(34,283,972)
Disposals of equity securities
available-for-sale	45,430,758	32,685,028	31,151,627
Purchases of other long-term investments	(1,049,129)	(3,078,000)	(2,040,000)
Disposals of other long-term investments	2,329,656	2,285,926	338,981
Net sales (purchases) of short-term investments	8,893,397	17,329,211	(33,917,835)
Net cash used in investing activities	(171,011,515)	(75,559,266)	(71,610,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Balances resulting from related party transactions
with Employers Mutual:
Issuance of common stock through Employers
Mutual's stock option plans	1,406,874	1,531,860	1,944,652
Dividends paid to Employers Mutual	(4,596,127)	(5,292,178)	(5,522,994)
Dividends paid to Employers Mutual
(reimbursement for non-GAAP expenses)	(245,441)	(293,583)	(505,196)

Issuance of common stock through follow-on
stock offering	-	34,890,085	-
Dividends paid to public stockholders	(3,705,796)	(1,941,181)	(1,350,736)
Net cash (used in) provided by
financing activities	(7,140,490)	28,895,003	(5,434,274)

Net increase (decrease) in cash	271,960	14,130,190	(13,950,005)
Cash at beginning of year	61,088	(14,069,102)	(119,097)

Cash at end of year	$ 333,048	$ 61,088	$ (14,069,102)

Income taxes paid	$ 10,738,181	$ 10,957,163	$ 5,400,010
Interest paid	$ 1,118,413	$ 884,310	$ 615,709

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

EMC Insurance Group Inc., a 57 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Both commercial and personal lines of insurance are written, with a focus on medium-sized commercial accounts. Approximately 37 percent of the premiums written are in Iowa and contiguous states. The term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.

The Company’s subsidiaries include EMCASCO Insurance Company, Illinois EMCASCO Insurance Company, Dakota Fire Insurance Company, Farm and City Insurance Company, EMC Reinsurance Company and EMC Underwriters, LLC.

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

Acquisition costs consisting of commissions, premium taxes and other underwriting expenses that vary with and are directly related to the production of business have been deferred and are being amortized as premium revenue is recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and settlement expenses and certain other costs expected to be incurred as the premium is earned.

Certain commercial lines of business, primarily workers’ compensation, are eligible for policyholder dividends in accordance with provisions of the underlying insurance policies. Net premiums written subject to policyholder dividends represented approximately 55 percent of the Company’s total net premiums written in 2005. Policyholder dividends are accrued over the terms of the underlying policies.

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

Investments

Securities classified as held-to-maturity are purchased with the intent and ability to be held to maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the financial statements. All other securities have been classified as securities available-for-sale and are carried at fair value, with unrealized holding gains and losses reported as accumulated other comprehensive income in stockholders’ equity, net of deferred income taxes. Other long-term investments represent minor ownership interests in limited partnerships and limited liability companies and are carried at cost. Short-term investments represent money market funds and are carried at cost, which approximates fair value.

Premiums and discounts on debt securities are amortized over the life of the security as an adjustment to yield using the effective interest method. Realized gains and losses on disposition of investments are included in net income. The cost of investments sold is determined on the specific identification method using the highest cost basis first. Included in investments at December 31, 2005 and 2004 are securities on deposit with various regulatory authorities as required by law amounting to $12,929,527 and $13,000,797, respectively.

The Company regularly monitors its investments that have a fair value less than the carrying value for indications of other-than-temporary impairment. Several factors are used to determine whether the carrying value of an individual security has been other-than-temporarily impaired. Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. When a security is deemed other-than-temporarily impaired the carrying value is reduced to fair value and a realized loss is recognized and charged to income.

On November 3, 2005 the Financial Accounting Standards Board (FASB) issued Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which amended Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and nullified certain requirements of the Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FAS 115-1 addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment, requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments, and is effective for reporting periods beginning after December 15, 2005, with earlier application permitted. The Company will adopt FAS 115-1 in 2006 and does not expect it to have any effect on the operating results of the Company.

The Company participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time. The Company requires initial collateral equal to 102 percent of the market value of the loaned securities. The collateral is invested by the lending agent, in accordance with the Company’s guidelines, and generates fee income for the Company that is recognized ratably over the time period the security is on loan. The securities on loan to others are segregated from the other invested assets on the Company’s balance sheet. In accordance with relevant accounting literature, the collateral held by the Company is accounted for as a secured borrowing and is recorded as an asset on the Company’s balance sheet with a corresponding liability reflecting the Company’s obligation to return this collateral upon the return of the loaned securities.

Income Taxes

Effective April 1, 2003, the Company was included in Employers Mutual’s consolidated tax return due to the fact that Employers Mutual attained 80 percent ownership of the Company at the end of March. The Company filed a short-period tax return with its subsidiaries for the period January 1, 2003 through March 31, 2003. During October 2004, Employers Mutual’s ownership of the Company fell below 80 percent upon successful completion of the follow-on stock offering. Accordingly, the Company was no longer included in Employers Mutual’s consolidated tax return effective October 1, 2004, and the Company filed a short-period tax return for the period October 1, 2004 through December 31, 2004. Consolidated income taxes/benefits are allocated among the entities based upon separate tax liabilities.

          Deferred income taxes are provided for temporary differences between the tax basis of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense provisions increase or decrease in the same period in which a change in tax rates is enacted. A valuation allowance is established to reduce deferred tax assets to their net realizable value if it is “more likely than not” that a tax benefit will not be realized.

Stock Based Compensation

The Company has no stock based compensation plans of its own; however, Employers Mutual has several stock plans that utilize the common stock of the Company. The Company receives the current fair value for all shares issued under these plans. Under the terms of the pooling and quota share agreements (see note 2), stock option expense is allocated to the Company as determined on a statutory basis of accounting; however, for these GAAP-basis financial statements the Company accounts for the stock option plans using the intrinsic value method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the provisions of APB 25, no compensation expense is recognized from the operation of Employers Mutual’s stock option plans since the exercise price of the options is equal to the fair value of the stock on the date of grant.

The Company’s insurance subsidiaries reimburse Employers Mutual for their share of the statutory-basis compensation expense associated with stock option exercises under the terms of the pooling and quota share agreements. The statutory-basis compensation expense paid by the Company’s subsidiaries to Employers Mutual ($245,441 in 2005, $293,583 in 2004 and $505,196 in 2003) is reclassified as a dividend payment to Employers Mutual in these GAAP-basis financial statements.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (as amended by SFAS No. 148) “Accounting for Stock-Based Compensation” to Employers Mutual’s stock option plans:

	2005	2004	2003
Net income, as reported	$43,009,045	$13,184,683	$20,349,123

Deduct: Total stock-based employee
compensation expense determined under
the fair value method for all awards
vesting in the current calendar year	117,710	32,373	25,383

Pro forma net income	$42,891,335	$13,152,310	$20,323,740

Net income per share:
Basic and diluted -
As reported	$3.16	$1.10	$1.78
Pro forma	$3.15	$1.10	$1.77

The weighted average fair value of options granted amounted to $4.57, $4.44 and $2.93 for 2005, 2004 and 2003, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted-average assumptions:

	2005	2004	2003
Dividend yield	3.10%	2.69%	3.56%
Expected volatility	0.261	0.239	0.247
Risk-free interest rate	4.21%	3.12%	2.99%
Expected term (years)	6.60	5.75	5.35

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. The pro forma disclosures previously allowed under SFAS No. 123 will no longer be an alternative to financial statement recognition. The transition methods for adoption include the modified-prospective and modified-retroactive methods. The modified-prospective method requires that compensation expense be recorded for all options vesting, granted or modified after the effective date of SFAS 123(R). Under the modified-retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The effective date for SFAS 123(R) was originally the first interim and annual periods beginning after June 15, 2005, with earlier adoption encouraged. On April 14, 2005, the Securities and Exchange Commission approved a rule which delayed the required effective date of SFAS 123(R) until fiscal years beginning after June 15, 2005. The Company will adopt SFAS 123(R) in the first quarter of 2006 using the modified-prospective adoption method. Adoption of this statement is not expected to have a material effect on the operating results of the Company, as the impact to net income is not anticipated to deviate significantly from the pro forma disclosures provided in this footnote.

Net Income Per Share - Basic and Diluted

The Company’s basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. As previously noted, the Company receives the current fair value for all shares issued under Employers Mutual’s stock plans. As a result, the Company had no potential common shares outstanding during 2005, 2004 and 2003 that would have been dilutive to net income per share.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries. Goodwill is not amortized, but is subject to annual impairment testing to determine if the carrying value of the goodwill exceeds the estimated fair value of net assets. If the carrying amount of the subsidiary (including goodwill) exceeds the computed fair value, an impairment loss is recognized through earnings equal to the excess amount, but not greater than the balance of the goodwill. The annual impairment test is completed in the fourth quarter of each year and goodwill was not deemed to be impaired in 2005, 2004 or 2003.

Reclassifications

Certain amounts previously reported in prior years’ consolidated financial statements have been reclassified to conform to current year presentation.

2.	AFFILIATION AND TRANSACTIONS WITH AFFILIATES

Property and Casualty Insurance Subsidiaries

The Company’s four property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual are parties to reinsurance pooling agreements with Employers Mutual (collectively the “pooling agreement”). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool. All premiums, losses, settlement expenses, and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events.

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

On October 20, 2004, the Company successfully completed a follow-on stock offering and sold 2.0 million new shares of its common stock to the public at a price of $18.75 per share. Employers Mutual participated in the stock offering as a selling shareholder and sold 2.1 million shares of the Company’s common stock that it previously owned. As a result of these transactions, Employers Mutual’s ownership of the Company was reduced from approximately 80.9 percent to approximately 53.7 percent.

Net proceeds to the Company from the follow-on stock offering totaled $34,890,085. These proceeds were contributed to three of the Company’s property and casualty insurance subsidiaries in December of 2004 to support a 6.5 percentage point increase in the Company’s aggregate participation in the pooling agreement effective January 1, 2005. As a result of this change, the Company’s aggregate participation in the pooling agreement increased from 23.5 percent to 30.0 percent and Employers Mutual’s participation decreased from 65.5 percent to 59.0 percent. In connection with this change in pool participation, the Company’s liabilities increased $115,042,355 and invested assets increased $108,798,583. The Company reimbursed Employers Mutual $6,518,735 for expenses that were incurred to generate the additional business assumed by the Company, but this expense was offset by an increase in deferred policy acquisition costs. The Company also received $274,963 in interest income from Employers Mutual as the actual cash transfer did not occur until February 15, 2005.

In addition to changing the individual pool participation percentages of Employers Mutual and three of the Company’s property and casualty insurance subsidiaries, the pooling agreement was amended effective January 1, 2005 to comply with certain conditions established by the Iowa Insurance Department and A.M. Best Company. These amendments: (1) provide for a fixed term of three years commencing January 1, 2005 and continuing until December 31, 2007, during which period the pooling agreement may not be terminated and the revised participation interests will not be further amended, absent the occurrence of a material event not in the ordinary course of business that could reasonably be expected to impact the appropriateness of the participation interests in the pool; (2) provide that if a pool participant becomes insolvent, or is otherwise subject to liquidation or receivership proceedings, each of the other participants will, on a pro rata basis, adjust their assumed portions of the pool liabilities in order to assume in full the liabilities of the impaired participant, subject to compliance with all regulatory requirements applicable to such adjustment under the laws of all states in which the participants are domiciled; (3) clarify that all development on prior years’ outstanding losses and settlement expenses of the participants will remain in the pool and be pro rated pursuant to the pooling agreement; and (4) clarify that all liabilities incurred prior to a participant withdrawing from the pool, and associated with such withdrawing participant, shall remain a part of the pool and subject to the pooling agreement.

During 2004, the Company’s wholly-owned subsidiary, Farm and City Insurance Company, discontinued writing new nonstandard risk automobile insurance business and began instituting non-renewal procedures on all existing business. The effective dates for these actions were determined by the requirements of the six states in which it conducted business and the terms of the individual policies. As of December 31, 2005, Farm and City has completed its non-renewal procedures in all states, with the last policy expiring in January 2006. Farm and City will continue to participate in the pooling agreement even though it will no longer write direct insurance business. Discontinuance of the nonstandard risk automobile insurance business did not have a material impact on the results of operations of the Company. Farm and City’s direct premiums written declined to $71,000 and $1,553,000 in 2005 and 2004, respectively, from $9,849,000 in 2003. Under the terms of the pooling agreement, only 23.5 percent of this decline ($1,950,000) was retained by the Company in 2004 and 30.0 percent ($445,000) in 2005.

Reinsurance Subsidiary

The Company’s reinsurance subsidiary assumes a 100 percent quota share portion of Employers Mutual’s assumed reinsurance business, exclusive of certain reinsurance contracts. This includes all premiums and related losses and settlement expenses of this business, subject to a maximum loss of $1,500,000 per event. The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual; however, the reinsurance subsidiary assumes reinsurance business from the Mutual Reinsurance Bureau pool and this pool provides a small amount of reinsurance protection to the EMC Insurance Companies. As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the EMC Insurance Companies’ direct business, after ceded reinsurance protections purchased by the Mutual Reinsurance Bureau pool are applied. In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law. Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

Premiums assumed by the reinsurance subsidiary from Employers Mutual amounted to $92,588,093, $97,637,066 and $90,057,773 in 2005, 2004 and 2003, respectively. It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business. Commissions paid by the reinsurance subsidiary to Employers Mutual amounted to $21,508,620, $20,621,898 and $18,936,008 in 2005, 2004 and 2003, respectively.

The reinsurance subsidiary pays an annual override commission to Employers Mutual in connection with the $1,500,000 cap on losses assumed per event. The override commission rate is charged at 4.50 percent of written premiums. Total override commission paid to Employers Mutual amounted to $4,166,464, $4,393,668 and $4,052,600 in 2005, 2004 and 2003, respectively. Employers Mutual retained losses and settlement expenses under this agreement totaling $28,682,084 in 2005, $11,277,246 in 2004 and $2,747,334 in 2003. The reinsurance subsidiary also pays for 100 percent of the outside reinsurance protection Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business it retains in excess of the $1,500,000 cap per event, excluding reinstatement premiums. This cost is recorded as a reduction to the premiums received by the reinsurance subsidiary and amounted to $3,695,833, $3,626,833 and $3,802,878 in 2005, 2004 and 2003, respectively.

Under the terms of the quota share agreement, the reinsurance subsidiary receives reinstatement premium income that is collected by Employers Mutual from the ceding companies, but does not pay reinstatement premium expense for the reinsurance protection carried by Employers Mutual. This produces unusual underwriting results for the reinsurance subsidiary when a large event occurs because the reinstatement premium income may approximate, or exceed, the $1,500,000 of assumed losses per event.

Effective January 1, 2006, the terms of the quota share agreement between Employers Mutual and the reinsurance subsidiary were revised. The majority of the changes were prompted by the significant amount of hurricane losses retained by Employers Mutual during the severe 2005 hurricane season; however, other changes were made to simplify and clarify the terms and conditions of the quota share agreement. The revised terms of the quota share agreement for 2006 are as follows: (1) the reinsurance subsidiary’s retention, or cap, on losses assumed per event increased from $1,500,000 to $2,000,000; (2) the cost of the $2,000,000 cap on losses assumed per event will be treated as a reduction to written premiums rather than commission expense; (3) the reinsurance subsidiary will no longer directly pay for the outside reinsurance protection that Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business it retains in excess of the cap, and will instead pay a higher premium rate (previously accounted for as commission); and (4) the reinsurance subsidiary will assume all foreign currency exchange risk/benefit associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement. For 2006, the premium rate paid by the reinsurance subsidiary to Employers Mutual will be 10.50 percent of written premiums. The corresponding rate for 2005 was approximately 8.50 percent (4.50 percent override commission rate plus approximately 4.00 percent for the cost of the outside reinsurance protection). Base on historical data, the foreign currency exchange gains/losses that will be assumed by the reinsurance subsidiary beginning in 2006 are not expected to be material.

Services Provided by Employers Mutual

Employers Mutual provides various services to all of its subsidiaries and affiliates. Such services include data processing, claims, financial, actuarial, auditing, marketing and underwriting. Employers Mutual allocates a portion of the cost of these services to the subsidiaries that do not participate in the pooling agreement based upon a number of criteria, including usage and number of transactions. The remaining costs are charged to the pooling agreement and each pool participant shares in the total cost in accordance with its pool participation percentage. Costs allocated to the Company by Employers Mutual for services provided to the holding company and its subsidiaries that do not participate in the pooling agreement amounted to $2,055,394, $2,300,700 and $2,097,057 in 2005, 2004 and 2003, respectively. Costs allocated to the Company through the operation of the pooling agreement amounted to $82,782,802, $73,305,162 and $63,293,517 in 2005, 2004 and 2003, respectively.

Investment expenses are based on actual expenses incurred by the Company plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted average of total invested assets and number of investment transactions. Investment expenses allocated to the Company by Employers Mutual amounted to $1,011,370, $699,807 and $699,954 in 2005, 2004 and 2003, respectively.

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

As of December 31, 2005, reinsurance ceded to two nonaffiliated reinsurers aggregated $22,070,064, which represents a significant portion of the total prepaid reinsurance premiums and reinsurance receivables for losses and settlement expenses. These amounts reflect the property and casualty insurance subsidiaries’ aggregate pool participation percentage of amounts ceded by Employers Mutual to these organizations in connection with its role as “service carrier”. Under these arrangements, Employers Mutual writes business for these organizations on a direct basis and then cedes 100 percent of this business to these organizations. Credit risk associated with these amounts is minimal, as all companies participating in these organizations are responsible for the liabilities of such organizations on a pro rata basis.

          The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three years ended December 31, 2005 is presented below.

	Year ended December 31,
	2005	2004	2003
Premiums written
Direct	$187,484,611	$191,823,068	$220,741,419
Assumed from nonaffiliates	4,537,413	4,125,092	3,816,789
Assumed from affiliates	463,777,028	366,224,505	351,641,368
Ceded to nonaffiliates	(25,080,441)	(18,445,768)	(15,808,709)
Ceded to affiliates	(187,484,611)	(191,823,068)	(220,741,419)
Net premiums written	$443,234,000	$351,903,829	$339,649,448

Premiums earned
Direct	$186,933,086	$197,051,604	$221,662,098
Assumed from nonaffiliates	4,455,928	3,933,665	3,629,346
Assumed from affiliates	435,085,847	359,605,116	341,947,846
Ceded to nonaffiliates	(23,917,029)	(18,060,320)	(14,954,382)
Ceded to affiliates	(186,933,086)	(197,051,604)	(221,662,098)
Net premiums earned	$415,624,746	$345,478,461	$330,622,810

Losses and settlement expenses incurred
Direct	$137,398,803	$132,616,303	$176,461,490
Assumed from nonaffiliates	7,082,993	2,897,364	3,270,406
Assumed from affiliates	280,482,249	258,134,261	239,682,836
Ceded to nonaffiliates	(29,638,749)	(11,225,415)	(16,448,692)
Ceded to affiliates	(137,398,803)	(132,616,303)	(176,461,490)
Net losses and settlement
expenses incurred	$257,926,493	$249,806,210	$226,504,550

The large increases in net premiums written and earned, and net losses and settlement expenses incurred, in 2005 reflect the increase in the Company’s aggregate participation interest in the pooling agreement. The premiums written assumed from affiliates and net premiums written amounts for 2005 also include a $29,630,612 portfolio adjustment which serves as an offset to the increase in unearned premiums recognized in connection with the change in pool participation (see note 2).

4. LIABILITY FOR LOSSES AND SETTLEMENT EXPENSES

The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the Company. Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements.

	Year ended December 31,
	2005	2004	2003
Gross reserves at beginning of year	$429,677,302	$373,782,916	$331,226,753
Ceded reserves at beginning of year	(25,358,320)	(20,666,429)	(10,367,624)
Net reserves at beginning of year,
before adjustment	404,318,982	353,116,487	320,859,129

Adjustment to beginning reserves due to the
change in pool participation	78,818,305	—	—
Net reserves at beginning of year,
after adjustment	483,137,287	353,116,487	320,859,129

Incurred losses and settlement expenses
Provision for insured events of the
current year	273,334,396	229,667,776	219,028,236
Increase (decrease) in provision for
insured events of prior years	(15,407,903)	20,138,434	7,476,314
Total incurred losses and
settlement expenses	257,926,493	249,806,210	226,504,550

Payments
Losses and settlement expenses
attributable to insured events of the
current year	99,998,372	83,530,727	86,072,127
Losses and settlement expenses
attributable to insured events of
prior years	139,664,903	115,072,988	108,175,065
Total payments	239,663,275	198,603,715	194,247,192

Net reserves at end of year	501,400,505	404,318,982	353,116,487
Ceded reserves at end of year	42,650,556	25,358,320	20,666,429
Gross reserves at end of year	$544,051,061	$429,677,302	$373,782,916

Underwriting results of the Company are significantly influenced by the estimates of loss and settlement expense reserves. Changes in reserve estimates are reflected in operating results in the year such changes are recorded. The property and casualty insurance segment experienced favorable development on prior years’ reserves in 2005, but adverse development during the preceding two years presented, while the reinsurance segment experienced favorable development in all three years presented.

2005 Development

For the property and casualty insurance segment, the December 31, 2005 estimate of loss and settlement expense reserves for accident years 2004 and prior decreased $14,808,375 from the estimate at December 31, 2004. This decrease represents 4.8 percent of the December 31, 2004 carried reserves. The favorable development of 2005 is primarily attributed to downward development of individual case reserves and settlement expense reserves. In addition, during the fourth quarter the Company reallocated a portion of a bulk case reserve carried in the workers’ compensation line of business to various components of the loss and settlement expense reserve for the other liability line of business (IBNR, asbestos and settlement expense) and eliminated the remainder, resulting in $2,145,000 of favorable development.

For the reinsurance segment, the December 31, 2005 estimate of loss and settlement expense reserves for accident years 2004 and prior decreased $599,528 from the estimate at December 31, 2004. This decrease represents 0.5 percent of the December 31, 2004 carried reserves and is attributed to the HORAD book of business.

2004 Development

For the property and casualty insurance segment, the December 31, 2004 estimate of loss and settlement expense reserves for accident years 2003 and prior increased $23,738,375 from the estimate at December 31, 2003. This increase represents 9.4 percent of the December 31, 2003 carried reserves and is attributed to a combination of newly reported claims in excess of carried IBNR reserves ($14,758,000), development on case reserves of previously reported claims ($11,037,000), bulk reserve strengthening ($2,350,000), and settlement expense reserve increases resulting from increases in case reserves ($6,209,000). This adverse development was partially offset by $10,437,000 of reinsurance recoveries associated with the case reserve development and IBNR emergence. Substantial case reserve strengthening performed at the Company’s branch offices, primarily in the workers’ compensation and other liability lines of business, is the underlying reason for the adverse reserve development that occurred during 2004. The economic factors behind this case reserve strengthening include, most notably, an increase in workers’ compensation claim severity, increases in construction defect claim activity, the recent occurrence of several large umbrella claims and increasing legal expenses in the other liability line of business.

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

2003 Development

For the property and casualty insurance segment, the December 31, 2003 estimate of loss and settlement expense reserves for accident years 2002 and prior increased $9,014,984 from the estimate at December 31, 2002. This increase represents 3.9 percent of the December 31, 2002 carried reserves and is attributed to a combination of bulk reserve strengthening, development on case reserves of previously reported claims, and newly reported claims in excess of carried incurred but not reported (IBNR) reserves. Included in the reserve strengthening actions taken during 2003 was an increase of approximately $6,055,000 in formula IBNR reserves, an increase of approximately $3,245,000 in settlement expense reserves and a $3,525,000 bulk reserve established for the workers’ compensation line of business. The remaining adverse development of approximately $4,521,000 came from case reserve development and IBNR claim emergence.

For the reinsurance segment, the December 31, 2003 estimate of loss and settlement expense reserves for accident years 2002 and prior decreased $1,538,670 from the estimate at December 31, 2002. This decrease represents 1.5 percent of the December 31, 2002 carried reserves. This decrease is primarily from the 2002 accident year on the Home Office Reinsurance Assumed Department (HORAD) book of business, which experienced very low reported loss activity. The favorable development was partially offset by $326,000 of asbestos reserve strengthening.

5. ASBESTOS AND ENVIRONMENTAL RELATED CLAIMS

The Company has exposure to asbestos and environmental related claims associated with the insurance business written by the parties to the pooling agreement and the reinsurance business assumed from Employers Mutual by the reinsurance subsidiary. These exposures are not considered to be significant. Asbestos and environmental losses paid by the Company have averaged only $303,530 per year over the past five years. Reserves for asbestos and environmental related claims for direct insurance and assumed reinsurance business totaled $6,895,641 and $5,459,912 at December 31, 2005 and 2004, respectively.

At present, the Company is defending approximately 500 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs. Most of these defenses are subject to express reservation of rights based upon the lack of an injury within the Company’s policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury. During 2003, as a direct result of proposed federal legislation in the areas of asbestos and class action reform, the Company was presented with several hundred additional lawsuits filed against three former policyholders representing approximately 66,500 claims related to exposure to asbestos or asbestos containing products. These claims are based upon nonspecific asbestos exposure and nonspecific injuries. As a result, management did not establish a significant amount of loss reserves associated with these claims. The Company has denied coverage to one of the former policyholders, representing approximately 10,000 claims, because of express asbestos exclusion language contained in the policy. Minimal expense payments have been made to date on the lawsuits related to the other two former policyholders and no payments have been made for either defense or indemnity. Defense costs, on the other hand, have typically increased due to the increased number of parties involved in the litigation and the length of time required to obtain a favorable judgment. Whenever possible, the Company has participated in cost sharing agreements with other insurance companies to reduce overall asbestos claim expenses.

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

The Company’s insurance subsidiaries are required to file financial statements with state regulatory authorities. The accounting principles used to prepare these statutory financial statements follow prescribed or permitted accounting practices that differ from GAAP. Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the National Association of Insurance Commissioners (NAIC). Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile. The Company’s insurance subsidiaries had no permitted accounting practices during 2005, 2004 and 2003.

Statutory surplus of the Company’s insurance subsidiaries was $259,026,263 and $216,868,207 at December 31, 2005 and 2004, respectively. Statutory net income of the Company’s insurance subsidiaries was $40,736,759, $11,878,844 and $16,700,374 for 2005, 2004 and 2003, respectively.

The NAIC utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty. This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 2005, the Company’s insurance subsidiaries had total adjusted statutory capital of $259,026,263, which is well in excess of the minimum risk-based capital requirement of $53,648,246.

          Retained earnings of the Company’s insurance subsidiaries available for distribution as dividends are limited by law to the statutory unassigned surplus of each of the subsidiaries as of the previous December 31, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the state of domicile of each subsidiary. Subject to this limitation, the maximum dividend that may be paid within a 12 month period without prior approval of the insurance regulatory authorities is generally restricted to the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis. At December 31, 2005, $40,058,409 was available for distribution to the Company in 2006 without prior approval.

7.	SEGMENT INFORMATION

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

Summarized financial information for the Company’s segments is as follows:

	Property and
Year ended	casualty		Parent
December 31, 2005	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 321,164,542	$ 94,460,204	$ -	$ 415,624,746

Underwriting gain	9,184,117	8,513,282	-	17,697,399
Net investment income	29,694,641	10,783,434	218,168	40,696,243
Realized investment gains (losses)	3,803,585	36,205	(5,625)	3,834,165
Other income	656,846	-	-	656,846
Interest expense	772,500	339,900	-	1,112,400
Other expenses	821,511	-	840,920	1,662,431
Income (loss) before income
tax expense (benefit)	$ 41,745,178	$ 18,993,021	$ (628,377)	$ 60,109,822

Assets	$ 837,933,744	$ 272,388,433	$ 262,099,903	$ 1,372,422,080
Eliminations	-	-	(258,380,998)	(258,380,998)
Reclassifications	(120,633)	-	(238,828)	(359,461)
Net assets	$ 837,813,111	$ 272,388,433	$ 3,480,077	$ 1,113,681,621

	Property and
Year ended	casualty		Parent
December 31, 2004	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 250,034,561	$ 95,443,900	$ -	$ 345,478,461

Underwriting gain (loss)	(32,261,993)	15,227,552	-	(17,034,441)
Net investment income	20,236,342	9,498,925	164,936	29,900,203
Realized investment gains	3,270,862	1,108,452	-	4,379,314
Other income	600,732	-	-	600,732
Interest expense	772,500	339,900	-	1,112,400
Other expenses	495,783	-	666,628	1,162,411
Income (loss) before income
tax expense (benefit)	$ (9,422,340)	$ 25,495,029	$ (501,692)	$ 15,570,997

Assets	$ 691,745,896	$ 242,694,389	$ 228,686,424	$ 1,163,126,709
Eliminations	-	-	(223,101,504)	(223,101,504)
Reclassifications	(62,040)	(5,147,233)	-	(5,209,273)
Net assets	$ 691,683,856	$ 237,547,156	$ 5,584,920	$ 934,815,932

	Property and
Year ended	casualty		Parent
December 31, 2003	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 241,237,313	$ 89,385,497	$ -	$ 330,622,810

Underwriting gain (loss)	(7,493,703)	6,716,356	-	(777,347)
Net investment income	20,724,017	8,948,076	30,368	29,702,461
Realized investment gains (losses)	1,312,252	(142,554)	-	1,169,698
Other income	862,070	-	-	862,070
Interest expense	919,362	400,904	-	1,320,266
Other expenses	1,044,757	-	609,563	1,654,320
Income (loss) before income
tax expense (benefit)	$ 13,440,517	$ 15,120,974	$ (579,195)	$ 27,982,296

8.	INVESTMENTS

Investments of the Company’s insurance subsidiaries are subject to the insurance laws of the state of their incorporation. These laws prescribe the kind, quality and concentration of investments that may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stocks and real estate mortgages. The Company believes that it is in compliance with these laws.

The amortized cost and estimated fair value of securities held-to-maturity and available-for-sale as of December 31, 2005 and 2004 are as follows. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
December 31, 2005	cost	gains	losses	fair value
Securities held-to-maturity:
Fixed maturity securities:
U.S. treasury securities and
obligations of U.S. government
corporations and agencies	$ 19,011,338	$ 327,633	$ -	$ 19,338,971
Mortgage-backed securities	783,068	57,169	-	840,237
Total securities held-to-maturity	$ 19,794,406	$ 384,802	$ -	$ 20,179,208

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury securities and
obligations of U.S. government
corporations and agencies	$ 387,277,930	$ 298,231	$ 4,221,774	$ 383,354,387
Obligations of states and
political subdivisions	250,974,764	10,382,435	41,503	261,315,696
Mortgage-backed securities	9,861,292	357,398	6,279	10,212,411
Public utilities	6,003,943	483,199	-	6,487,142
Debt securities issued by
foreign governments	7,044,457	97,771	16,115	7,126,113
Corporate securities	121,604,984	6,084,022	1,128,662	126,560,344
Total fixed maturity securities	782,767,370	17,703,056	5,414,333	795,056,093

Equity securities:
Common stocks	62,615,755	27,758,728	594,311	89,780,172
Non-redeemable preferred stocks	3,500,000	63,000	-	3,563,000
Total equity securities	66,115,755	27,821,728	594,311	93,343,172
Total securities
available-for-sale	$ 848,883,125	$ 45,524,784	$ 6,008,644	$ 888,399,265

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
December 31, 2004	cost	gains	losses	fair value
Securities held-to-maturity:
Fixed maturity securities:
U.S. treasury securities and
obligations of U.S. government
corporations and agencies	$ 28,037,203	$ 1,279,346	$ -	$ 29,316,549
Mortgage-backed securities	1,168,668	108,389	-	1,277,057
Total securities held-to-maturity	$ 29,205,871	$ 1,387,735	$ -	$ 30,593,606

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury securities and
obligations of U.S. government
corporations and agencies	$ 137,273,717	$ 413,027	$ 148,047	$ 137,538,697
Obligations of states and
political subdivisions	257,483,428	10,329,065	136,682	267,675,811
Mortgage-backed securities	11,136,193	714,925	-	11,851,118
Public utilities	8,686,436	1,181,467	-	9,867,903
Debt securities issued by
foreign governments	7,177,870	321,329	-	7,499,199
Corporate securities	174,033,352	11,225,843	37,520	185,221,675
Total fixed maturity securities	595,790,996	24,185,656	322,249	619,654,403

Equity securities:
Common stocks	59,089,434	19,195,320	120,861	78,163,893
Non-redeemable preferred stocks	500,000	29,000	-	529,000
Total equity securities	59,589,434	19,224,320	120,861	78,692,893
Total securities
available-for-sale	$ 655,380,430	$ 43,409,976	$ 443,110	$ 698,347,296

The following table sets forth the estimated fair value and unrealized losses of securities in an unrealized loss position as of December 31, 2005 and 2004, listed by length of time the securities have been in an unrealized loss position.

December 31, 2005	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	value	losses	value	losses	value	losses
U.S. Treasury
securities and
obligations of
U.S. government
corporations
and agencies	$ 273,204,392	$ 3,739,141	$ 29,008,750	$ 482,633	$ 302,213,142	$ 4,221,774
Obligations of
states and
political
subdivisions	12,444,559	33,174	2,013,080	8,329	14,457,639	41,503
Mortgage-backed
securities	4,707,707	6,279	-	-	4,707,707	6,279
Debt securities issued
by foreign
governments	6,029,788	16,115	-	-	6,029,788	16,115
Corporate securities	33,153,944	1,109,938	802,516	18,724	33,956,460	1,128,662
Subtotal, fixed
maturity securities	329,540,390	4,904,647	31,824,346	509,686	361,364,736	5,414,333
Common stocks	11,411,999	540,390	645,638	53,921	12,057,637	594,311
Total temporarily
impaired securities	$ 340,952,389	$ 5,445,037	$ 32,469,984	$ 563,607	$ 373,422,373	$ 6,008,644

December 31, 2004	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	value	losses	value	losses	value	losses
U.S. Treasury
securities and
obligations of
U.S. government
corporations
and agencies	$ 35,342,656	$ 148,047	$ -	$ -	$ 35,342,656	$ 148,047
Obligations of
states and
political
subdivisions	11,962,755	35,038	7,241,675	101,644	19,204,430	136,682
Corporate securities	1,587,243	13,245	821,546	24,275	2,408,789	37,520
Subtotal, fixed
maturity securities	48,892,654	196,330	8,063,221	125,919	56,955,875	322,249
Common stocks	7,394,774	120,861	-	-	7,394,774	120,861
Total temporarily
impaired securities	$ 56,287,428	$ 317,191	$ 8,063,221	$125,919	$ 64,350,649	$ 443,110

          Unrealized losses on fixed maturity securities totaled $5,414,333 at December 31, 2005. The unrealized losses on U.S. treasury securities and government obligations, obligations of states and political subdivisions, mortgage-backed securities and debt securities issued by foreign governments were all primarily caused by an increase in interest rates. Because the Company has both the ability and intent to hold these fixed maturity securities until maturity, it was determined that the carrying value of these securities was not other-than-temporarily impaired at December 31, 2005.

The unrealized losses on corporate securities at December 31, 2005 include $832,458 of unrealized losses on two series of General Motors Acceptance Corporation (GMAC) fixed maturities securities that have been in an unrealized loss position for less than twelve months. The GMAC securities were recently downgraded to non-investment grade by credit rating agencies. The Company believes that it will collect all interest and principal payments due on these securities. Because the Company has both the ability and intent to hold these fixed maturity securities until maturity, it was determined that the carrying value of these securities was not other-than-temporarily impaired at December 31, 2005.

The unrealized losses on common stocks at December 31, 2005 are not concentrated in a particular sector or an individual common stock. The Company believes the unrealized losses are primarily due to general fluctuations in the stock markets and does not consider these securities to be other-than-temporarily impaired at December 31, 2005.

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value
Securities held-to-maturity:
Due in one year or less	$14,014,928	$14,183,750
Due after one year through five years	4,000,000	4,123,816
Due after five years through ten years	996,410	1,031,405
Due after ten years	—	—
Mortgage-backed securities	783,068	840,237
Totals	$19,794,406	$20,179,208

Securities available-for-sale:
Due in one year or less	$39,912,509	$39,873,509
Due after one year through five years	114,936,446	116,264,032
Due after five years through ten years	298,667,833	299,797,933
Due after ten years	319,389,290	328,908,208
Mortgage-backed securities	9,861,292	10,212,411
Totals	$782,767,370	$795,056,093

The mortgage-backed securities shown in the above tables include $2,063,871 of securities issued by government corporations and agencies. Investment yields may vary from those anticipated due to changes in the prepayment patterns of the underlying collateral.

         A summary of realized investment gains and losses is as follows:

	Year ended December 31,
	2005	2004	2003
Fixed maturity securities
held-to-maturity: (1)
Gross realized investment gains	$—	$9,099	$781
Gross realized investment losses	—	—	—

Fixed maturity securities
available-for-sale: (2)
Gross realized investment gains	1,037,489	5,188,496	8,624,525
Gross realized investment losses	(5,625)	(1,576,462)	(4,877,307)

Equity securities
available-for-sale: (3)
Gross realized investment gains	5,245,640	2,784,039	2,885,412
Gross realized investment losses	(2,443,339)	(2,025,858)	(5,463,713)
Totals	$3,834,165	$4,379,314	$1,169,698

(1)    Investment gains realized on fixed maturity securities held-to-maturity are the result of calls and prepayments.

(2)    Investment losses realized on fixed maturity securities available-for-sale for the year ended December 31, 2004 include other-than-temporary impairment write-downs totaling $1,323,475 on MCI Communications Corporation bonds.

(3)    Investment losses realized on equity securities for the year ended December 31, 2003 include other-than-temporary impairment write-downs totaling $1,566,985. All of the impaired equity securities were sold during 2003, generating gross realized gains of $619,069 and gross realized losses of $47,558.

A summary of net investment income is as follows:

	Year ended December 31,
	2005	2004	2003
Interest on fixed maturities	$38,692,057	$28,305,693	$29,027,370
Dividends on equity securities	1,188,617	827,112	587,723
Interest on short-term investments	1,428,903	985,105	440,902
Interest on long-term investments	548,393	518,793	371,340
Fees from securities lending	47,368	104,953	92,671
Total investment income	41,905,338	30,741,656	30,520,006
Investment expenses	(1,209,095)	(841,453)	(817,545)
Net investment income	$40,696,243	$29,900,203	$29,702,461

A summary of net changes in unrealized holding gains (losses) on securities available-for-sale is as follows:

	Year ended December 31,
	2005	2004	2003
Fixed maturity securities	$(11,574,684)	$(411,813)	$(1,735,818)
Applicable deferred income tax
benefit	(4,051,140)	(144,134)	(607,536)
Total fixed maturity securities	(7,523,544)	(267,679)	(1,128,282)

Equity securities	8,123,957	9,093,037	13,857,468
Applicable deferred income tax
expense	2,843,384	3,182,563	4,850,114
Total equity securities	5,280,573	5,910,474	9,007,354
Total available-for-sale securities	$(2,242,971)	$5,642,795	$7,879,072

9.	INCOME TAXES

Temporary differences between the consolidated financial statement carrying amount and tax basis of assets and liabilities that give rise to significant portions of the deferred income tax asset at December 31, 2005 and 2004 are as follows:

	Year ended December 31,
	2005	2004
Loss reserve discounting	$23,436,033	$18,864,562
Unearned premium reserve limitation	11,021,095	9,037,165
Postretirement benefits	4,122,428	3,007,951
Other policyholders' funds payable	1,875,691	989,033
Net operating loss carry forward	—	2,427,675
Minimum tax credits	—	954,953
Other, net	2,048,690	1,135,774
Total deferred income tax asset	42,503,937	36,417,113
Deferred policy acquisition costs	(11,937,176)	(9,779,204)
Net unrealized holding gains	(13,830,649)	(15,038,403)
Other, net	(3,226,743)	(2,095,313)
Total deferred income tax liability	(28,994,568)	(26,912,920)
Net deferred income tax asset	$13,509,369	$9,504,193

Based upon anticipated future taxable income and consideration of all other available evidence, management believes that it is “more likely than not” that the Company’s net deferred income tax asset will be realized.

          The actual income tax expense for the years ended December 31, 2005, 2004 and 2003 differed from the “expected” tax expense for those years (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Year ended December 31,
	2005	2004	2003
Computed "expected" tax expense	$21,038,438	$5,449,848	$9,793,804
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(4,388,849)	(3,430,616)	(2,079,465)
Pro-ration of tax-exempt interest and
dividends received deduction	685,417	544,317	334,243
Other, net	(234,229)	(177,235)	(415,409)
Income tax expense	$17,100,777	$2,386,314	$7,633,173

Comprehensive income tax expense included in the consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Year ended December 31,
	2005	2004	2003
Income tax expense (benefit) on:
Operations	$17,100,777	$2,386,314	$7,633,173
Unrealized holding gains (losses) on
revaluation of securities available-for-sale	(1,207,756)	3,038,428	4,242,578
Minimum pension liability	(116,015)	—	101,373
Comprehensive income tax expense	$15,777,006	$5,424,742	$11,977,124

10.	SURPLUS NOTES

On December 28, 2001, three of the Company’s property and casualty insurance subsidiaries issued surplus notes totaling $25,000,000 to Employers Mutual at an annual interest rate of 5.38 percent. On June 27, 2002, the Company’s reinsurance subsidiary issued an $11,000,000 surplus note to Employers Mutual at an annual interest rate of 5.25 percent. These surplus notes do not have a maturity date. Effective April 1, 2003, the surplus notes were reissued at an annual interest rate of 3.09 percent. Payment of interest and repayment of principal can only be made out of the subsidiary’s statutory surplus earnings and is subject to approval by the issuing company’s state of domicile. The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the subsidiaries. Interest expense on surplus notes amounted to $1,112,400 for 2005, $1,112,400 for 2004 and $1,320,266 for 2003.

11.	EMPLOYEE RETIREMENT PLANS

Employers Mutual has various employee benefit plans, including a defined benefit retirement plan (pension) and a supplemental retirement plan. Employers Mutual also has two postretirement benefit plans that provide retiree healthcare and life insurance coverage. Although the Company has no employees of its own, it is responsible for its share of the expenses and related prepaid assets and liabilities of these plans under the terms of the pooling agreement and the cost allocation methodologies applicable to subsidiaries that do not participate in the pooling agreement (see note 2). Accordingly, the Company’s consolidated balance sheets reflect the Company’s share of the total plans’ prepaid assets and liabilities.

          Employers Mutual’s pension plan covers substantially all of its employees. The plan is funded by employer contributions and provides benefits under two different formulas, depending on an employee’s age and date of service. Benefits generally vest after five years of service. It is Employers Mutual’s policy to fund pension costs according to regulations provided under the Internal Revenue Code.

Employers Mutual’s supplemental retirement plan provides retirement benefits for a select group of management and highly-compensated employees. This plan enables select employees to receive retirement benefits without the limit on compensation imposed on qualified defined benefit pension plans by the Internal Revenue Service and to recognize certain other compensation in the determination of retirement benefits. The plan is unfunded and benefits generally vest after five years of service.

Employers Mutual also offers postretirement benefit plans which provide certain health care and life insurance benefits for retired employees. Substantially all of its employees may become eligible for those benefits if they reach normal retirement age and have attained the required length of service while working for Employers Mutual or its subsidiaries. The health care postretirement plan requires contributions from participants and contains certain cost sharing provisions such as coinsurance and deductibles. The life insurance plan is noncontributory. The benefits provided under both plans are subject to change.

Employers Mutual maintains two Voluntary Employee Beneficiary Association (VEBA) trusts, which accumulate funds for the payment of postretirement health care and life insurance benefits. Contributions to the VEBA trusts are used to fund the accumulated postretirement benefit obligation, as well as pay current year benefits.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. In January 2004, the FASB issued Staff Position FAS No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which permitted a sponsor of a postretirement health care plan that provides prescription drug benefits to make a one-time election to defer accounting for the effects of the Act. In May 2004, the FASB issued Staff Position FAS No. 106-2, which superseded FAS 106-1 and was effective for interim and annual periods beginning after June 15, 2004. FAS No. 106-2 provides accounting guidance and disclosure requirements for the prescription drug subsidy established under the Act.

In accordance with FSP 106-2, Employers Mutual re-measured its postretirement health care plan as of January 1, 2004 to account for the subsidy. This re-measurement resulted in a $9,899,120 decrease in the accumulated projected benefit obligation and a $1,536,635 decrease in the net periodic postretirement benefit cost for 2004. The reduction in the net periodic postretirement benefit cost for 2004 was comprised of a $580,952 reduction in service cost, a $494,956 reduction in interest cost and a $460,727 reduction in the amortization of net loss.

Adoption of FAS 106-2 resulted in a $344,235 reduction in the Company’s share of net periodic postretirement benefit cost for the year ended December 31, 2004.

          The following table sets forth the funded status of Employers Mutual’s pension and postretirement benefit plans as of December 31, 2005 and 2004, based upon a measurement date of November 1, 2005 and 2004, respectively:

	Pension plans		Postretirement benefit plans
	2005	2004	2005	2004
Change in projected benefit obligation:
Benefit obligation at beginning of year	$140,605,466	$ 122,554,575	$ 68,945,752	$ 72,787,471
Service cost	7,746,512	6,818,518	4,159,926	3,995,559
Interest cost	8,165,245	7,052,951	4,075,046	3,819,081
Actuarial (gain) loss	5,712,599	9,490,564	11,691,228	(10,254,086)
Benefits paid	(8,744,575)	(5,311,142)	(1,835,508)	(1,402,273)
Benefit obligation at end
of year	153,485,247	140,605,466	87,036,444	68,945,752

Change in plan assets:
Fair value of plan assets at beginning
of year	119,949,789	93,676,748	19,454,427	15,974,241
Actual return on plan assets	12,603,577	9,897,006	1,142,467	1,047,459
Employer contributions	15,212,723	21,687,177	4,380,000	3,835,000
Benefits paid	(8,744,575)	(5,311,142)	(1,835,508)	(1,402,273)
Fair value of plan assets at end
of year	139,021,514	119,949,789	23,141,386	19,454,427

Funded status	(14,463,733)	(20,655,677)	(63,895,058)	(49,491,325)
Unrecognized net actuarial loss	27,930,005	27,075,309	16,653,931	5,056,132
Unrecognized prior service costs	2,896,186	3,343,641	-	-
Employer contributions	-	-	1,350,000	610,000
Net amount recognized	$ 16,362,458	$ 9,763,273	$ (45,891,127)	$ (43,825,193)

Amounts recognized in EMC Insurance
Companies’ balance sheets consist of:
Accrued benefit liability	$ (3,668,343)	$ (1,882,686)	$ (45,891,127)	$ (43,825,193)
Prepaid pension asset	18,981,718	11,645,959	-	-
Accumulated other comprehensive
income	1,049,083	-	-	-
Net amount recognized	$ 16,362,458	$ 9,763,273	$ (45,891,127)	$ (43,825,193)

The accumulated benefit obligation for the pension plans amounted to $125,661,091 and $110,277,462 for the years ended December 31, 2005 and 2004, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2005 and 2004 is as follows:

Supplemental Retirement Plan	2005	2004
Projected benefit obligation	$7,083,802	$642,303
Accumulated benefit obligation	3,668,343	642,303
Fair value of plan assets	—	—

          The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Year ended December 31,
	2005	2004	2003
Pension plans:
Service cost	$7,746,512	$6,818,518	$6,161,019
Interest cost	8,165,245	7,052,951	6,992,656
Expected return on plan assets	(8,883,028)	(6,760,528)	(6,516,913)
Recognized net actuarial loss	1,137,354	855,686	967,226
Amortization of prior service costs	447,455	765,825	789,648
Net periodic pension benefit costs	$8,613,538	$8,732,452	$8,393,636

Postretirement benefit plans:
Service cost	$4,159,926	$3,995,555	$4,401,000
Interest cost	4,075,046	3,819,081	4,263,000
Expected return on plan assets	(1,089,129)	(900,883)	(737,000)
Amortization of net loss	40,091	130,593	1,011,000
Net periodic postretirement benefit costs	$7,185,934	$7,044,346	$8,938,000

	Pension plans		Postretirement benefit plans
	2005	2004	2005	2004
Increase in minimum liability included
in other comprehensive income	$ 1,049,083	$ -	N/A	N/A

The weighted-average assumptions used to measure the benefit obligations are as follows:

	Year ended December 31,
	2005	2004
Pension plans:
Discount rate	5.75%	6.00%
Rate of compensation increase:
Defined benefit retirement plan	4.76%	4.81%
Supplemental retirement plan	4.80%	4.80%

Postretirement benefit plans:
Discount rate	5.75%	6.00%

The weighted-average assumptions used to measure the net periodic benefit cost are as follows:

	Year ended December 31,
	2005	2004	2003
Pension plans:
Discount rate	6.00%	6.00%	6.50%
Expected long-term rate of return on plan assets	7.50%	7.50%	8.00%
Rate of compensation increase:
Defined benefit retirement plan	4.81%	4.82%	5.93%
Supplemental retirement plan	4.80%	4.80%	N/A

Postretirement benefit plans:
Discount rate	6.00%	6.00%	6.50%
Expected long-term rate of return on plan assets	5.00%	5.00%	5.00%

The expected long-term rates of return on plan assets were developed considering actual historical results, current and expected market conditions, plan asset mix and management’s investment strategy.

Assumed health care cost trend rates:	2005	2004
Health care cost trend rate assumed for next year	12.00%	10.00%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2009

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-percentage-point
	Increase	Decrease
Effect on total of service and interest cost	$1,699,688	$(1,322,316)
Effect on postretirement benefit obligation	$13,915,753	$(11,157,871)

The Company’s financial statements reflect a pension asset of $5,633,370 in 2005 and $2,684,463 in 2004, and a pension liability of $1,086,438 (including $331,468 of additional minimum liability) in 2005 and $278,510 in 2004. Pension expense allocated to the Company amounted to $2,649,234, $2,122,425 and $2,023,292 in 2005, 2004 and 2003, respectively.

Postretirement benefit liabilities reflected in the Company’s financial statements totaled $12,594,950 in 2005 and $9,485,896 in 2004. Net periodic postretirement benefit cost allocated to the Company for the years ended December 31, 2005, 2004 and 2003 was $2,050,172, $1,583,172 and $2,106,010, respectively.

The weighted-average asset allocations of Employers Mutual’s defined benefit retirement plan as of the measurement dates of November 1, 2005 and 2004 are as follows:

	Plan assets at November 1,
Asset category:	2005	2004
Equity securities	58.0%	56.0%
Debt securities	30.0%	32.0%
Real estate	12.0%	12.0%
Total	100.0%	100.0%

Employers Mutual has hired Principal Financial Advisors, Inc. to manage the asset allocation strategy for its defined benefit retirement plan (herein referred to as Fund Selection Service). The asset allocation strategy and process of the Fund Selection Service consists of a long-term, risk-controlled approach using diversified investment options with a minimal exposure to volatile investment options like derivatives. The long-term strategy of the Fund Selection Service is foremost preserving plan assets from downside market risk, while secondarily out-performing its peers over a full market cycle. The investment process of Fund Selection Service uses a diversified allocation of equity, debt and real estate exposures that are customized to each plan’s cash flow needs.

The Fund Selection Service reviews a plan’s assets and liabilities with an emphasis on forecasting a plan’s cash flow needs. This forecast calculates the allocation percentage of fixed income assets needed to cover the liabilities of each plan. The model is quantitatively based and evaluates the plan’s current assets plus five years of deposit projections and compares it to the current monthly benefit payments and the emerging benefit liabilities for the next ten years. The data for the deposits and emerging liabilities is provided from the plan’s actuarial valuation, while the current assets and monthly benefit payments data is provided from Principal Life Insurance Company’s retirement plan account system.

The weighted-average asset allocations of Employers Mutual’s postretirement benefit plans as of the measurement dates of November 1, 2005 and 2004 are as follows:

	Plan assets at November 1,
Asset category:	2005	2004
Life insurance policies	45.8%	52.8%
Short-term investments	8.4%	13.8%
Equity securities	34.5%	22.1%
Debt securities	11.3%	10.3%
Real estate	0.0%	1.0%
Total	100.0%	100.0%

Plan assets for Employers Mutual’s postretirement benefit plans are primarily invested in universal life insurance policies issued by EMC National Life Company, an affiliate of Employers Mutual. The assets supporting these universal life insurance policies are invested in S&P 500 mutual funds and debt securities and have a guaranteed interest rate of 4.5 percent.

Employers Mutual plans to contribute approximately $13,000,000 to the defined benefit retirement plan and $4,777,000 to the postretirement benefit plans’ VEBA trusts in 2006.

The Company participates in several other retirement plans sponsored by Employers Mutual, including a 401(k) Plan and an Executive Non-Qualified Excess Plan. The Company’s share of expenses for these plans amounted to $1,064,546, $1,139,411 and $912,103 in 2005, 2004 and 2003, respectively.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

		Postretirement benefits
	Pension benefits	Gross	Medicare subsidy	Net
2006	$12,438,644	$2,282,792	$230,452	$2,052,340
2007	11,141,648	2,644,554	270,740	2,373,814
2008	11,932,380	3,099,936	325,340	2,774,596
2009	13,318,031	3,680,731	378,352	3,302,379
2010	14,476,966	4,276,528	453,823	3,822,705
2011 - 2015	87,274,718	30,209,754	3,716,634	26,493,120

12.        STOCK PLANS

The Company has no stock-based compensation plans of its own; however, Employers Mutual has several stock plans which utilize the common stock of the Company. Employers Mutual can provide the common stock required under its plans by: 1) using shares of common stock that it currently owns; 2) purchasing common stock on the open market; or 3) directly purchasing common stock from the Company at the current fair value. Employers Mutual has historically purchased common stock from the Company for use in its incentive stock option plans and its non-employee director stock purchase plan. Employers Mutual generally purchases common stock on the open market to fulfill its obligations under its employee stock purchase plan.

Incentive Stock Option Plans

Employers Mutual maintains two separate stock option plans for the benefit of officers and key employees of Employers Mutual and its subsidiaries. A total of 1,000,000 shares have been reserved for issuance under the 1993 Employers Mutual Casualty Company Incentive Stock Option Plan (1993 Plan) and a total of 500,000 shares of the Company’s common stock were initially reserved for the 2003 Employers Mutual Casualty Company Incentive Stock Option Plan (2003 Plan). Effective September 14, 2005, an additional 1,000,000 shares were registered for use in the 2003 Plan.

There is a ten year time limit for granting options under the plans. Options can no longer be granted under the 1993 Plan. Options granted under the plans have a vesting period of two, three, four or five years with options becoming exercisable in equal annual cumulative increments. Option prices cannot be less than the fair value of the stock on the date of grant.

The Senior Executive Compensation and Stock Option Committee (the “Committee”) of Employers Mutual’s Board of Directors (the “Board”) is the administrator of the plans. Options granted are initially determined by the Committee and subsequently approved by the Board. In 2004, the Company’s Board of Directors established its own Compensation Committee (the “Company Compensation Committee”) and, commencing in 2005, the Company Compensation Committee considered and approved all stock options granted to the Company’s executive officers.

During 2005, 255,200 options were granted under the 2003 Plan to eligible participants at a price of $19.35 and 96,173 options were exercised under the plans at prices ranging from $16.89 to $21.69. A summary of the activity under Employers Mutual’s incentive stock option plans for 2005, 2004 and 2003 is as follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Outstanding, beginning of year	583,538	$ 14.34	630,615	$ 12.86	678,757	$ 11.65
Granted	255,200	19.35	70,025	22.28	113,225	16.88
Exercised	(96,173)	11.10	(108,648)	11.21	(157,392)	10.50
Expired	(8,566)	15.16	(8,454)	10.03	(3,975)	13.96
Outstanding, end of year	733,999	16.50	583,538	14.34	630,615	12.86

Exercisable, end of year	332,459	$ 13.18	332,918	$ 12.33	349,960	$ 11.85

	December 31, 2005
	Options outstanding			Options exercisable
			Weighted-
		Weighted-	average		Weighted-
		average	remaining		average
Range of option	Number	exercise	contractual	Number	exercise
exercise prices	outstanding	price	life	exercisable	price
$ 9.25 - $12.69	174,984	$ 10.35	3.89	172,844	$ 10.34
13.25 - 16.88	175,880	15.61	5.02	110,005	14.86
18.30 - 22.28	383,135	19.71	8.50	49,610	19.37
	733,999	16.50	6.57	332,459	13.18

Employee Stock Purchase Plan

A total of 500,000 shares of the Company’s common stock have been reserved for issuance under the Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan. Any employee who is employed by Employers Mutual or its subsidiaries on the first day of the month immediately preceding any option period is eligible to participate in the plan. Participants pay 85 percent of the fair market value of the stock purchased, which is fully vested on the date purchased. The plan is administered by the Board of Employers Mutual and the Board has the right to amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options. Expenses allocated to the Company in connection with this plan totaled $14,062, $9,752 and $13,214 in 2005, 2004 and 2003, respectively.

During 2005, a total of 16,573 options were exercised at prices of $15.29 and $16.70. Activity under the plan was as follows:

	Year ended December 31,
	2005	2004	2003
Shares available for purchase, beginning of year	274,791	288,322	300,206
Shares purchased under plan	(16,573)	(13,531)	(11,884)
Shares available for purchase, end of year	258,218	274,791	288,322

Non-Employee Director Stock Purchase Plan

A total of 200,000 shares of the Company’s common stock have been reserved for issuance under the 2003 Employers Mutual Casualty Company Non-Employee Director Stock Purchase Plan. All non-employee directors of Employers Mutual and its subsidiaries and affiliates who are not serving on the “Disinterested Director Committee” of the Board of Employers Mutual as of the beginning of the option period are eligible to participate in the plan. Each eligible director can purchase shares of common stock at 75 percent of the fair value of the stock in an amount equal to a minimum of 25 percent to a maximum of 100 percent of their annual cash retainer. The plan will continue through the option period for options granted at the 2012 annual meetings. The plan is administered by the Disinterested Director Committee of the Board. The Board may amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options. The Employers Mutual Casualty Company Non-Employee Director Stock Purchase Plan previously in place expired on May 20, 2003 and the remaining 139,328 shares were deregistered. Expenses allocated to the Company in connection with these plans totaled $12,893, $4,080 and $1,878 in 2005, 2004 and 2003, respectively.

          During 2005, a total of 9,388 options were exercised at prices ranging from $17.49 to $20.44. Activity under the plans was as follows:

	Year ended December 31,
	2005	2004	2003
Shares available for purchase, beginning of year	196,797	198,156	141,197
Shares purchased under expired plan	-	-	(1,869)
Shares deregistered under expired plan	-	-	(139,328)
Shares registered for use in 2003 plan	-	-	200,000
Shares purchased under 2003 plan	(9,388)	(1,359)	(1,844)
Shares available for purchase, end of year	187,409	196,797	198,156

Dividend Reinvestment Plan

The Company maintains a dividend reinvestment and common stock purchase plan which provides stockholders with the option of reinvesting cash dividends in additional shares of the Company’s common stock. Participants may also purchase additional shares of common stock without incurring broker commissions by making optional cash contributions to the plan and may sell shares of common stock through the plan. Employers Mutual participated in the Dividend Reinvestment Plan in 2003 and 2004, reinvesting 50 percent of its dividends in additional shares of the Company’s common stock in all but the second and third quarters of 2003, when it reinvested 75 percent and 25 percent, respectively. Due to its participation in the Company’s stock offering, Employers Mutual discontinued its participation in the plan as of the third quarter of 2004. Activity under the plan was as follows:

	Year ended December 31,
	2005	2004	2003
Shares available for purchase, beginning of year	208,820	271,838	416,899
Shares purchased under plan	(7,786)	(63,018)	(145,061)
Shares available for purchase, end of year	201,034	208,820	271,838

Range of purchase prices	$ 16.95	$ 18.75	$ 16.98
	to	to	to
	$ 20.97	$ 24.97	$ 21.32

Stock Purchase Plan

During the second quarter of 2005 Employers Mutual initiated a $15 million stock purchase program under which Employers Mutual will purchase shares of the Company’s common stock in the open market. This purchase program does not have an expiration date. The timing and terms of the purchases are determined by management based on market conditions and are conducted in accordance with the applicable rules of the Securities and Exchange Commission. During 2005, Employers Mutual purchased 497,348 shares of the Company’s common stock under this plan at an average cost of $17.97 per share.

13.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value for fixed maturities, equity securities and short-term investments is based on quoted market prices, where available, or on values obtained from independent pricing services (see note 8).

The carrying value of the surplus notes approximates their estimated fair value since their interest rates approximate current interest rates and the companies’ credit ratings have not changed.

Other long-term investments, consisting primarily of holdings in limited partnerships and limited liability companies, are valued by the various fund managers. In management’s opinion, these values reflect fair value at December 31, 2005.

         The estimated fair value of the Company’s financial instruments is summarized below.

	Carrying	Estimated
	amount	fair value
December 31, 2005
Assets:
Fixed maturity securities:
Held-to-maturity	$ 19,794,406	$ 20,179,208
Available-for-sale	795,056,093	795,056,093
Equity securities available-for-sale	93,343,172	93,343,172
Short-term investments	37,345,456	37,345,456
Other long-term investments	4,269,566	4,269,566
Liabilities:
Surplus notes	36,000,000	36,000,000

December 31, 2004
Assets:
Fixed maturity securities:
Held-to-maturity	$ 29,205,871	$ 30,593,606
Available-for-sale	619,654,403	619,654,403
Equity securities available-for-sale	78,692,893	78,692,893
Short-term investments	46,238,853	46,238,853
Other long-term investments	5,550,093	5,550,093
Liabilities:
Surplus notes	36,000,000	36,000,000

14.	LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014. Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2017. All lease costs are included as expenses under the pooling agreement after allocation of the portion of these expenses to the subsidiaries that do not participate in the pool. The following table reflects the lease commitments of the Company as of December 31, 2005.

Payments due by period
		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
Lease Commitments
Real estate operating leases	$ 9,258,516	$ 1,356,340	$ 2,587,044	$ 2,241,782	$ 3,073,350

Estimated guaranty fund assessments of $1,493,325 and $1,206,984, which are used by states to pay claims of insolvent insurers domiciled in that state, have been accrued as of December 31, 2005 and 2004, respectively. The guaranty fund assessments are expected to be paid over the next two years, with premium tax offsets of $1,779,606 expected to be realized within ten years of the payments. Estimated second-injury fund assessments of $1,871,969 and $1,389,590, which are designed to encourage employers to employ a worker with a pre-existing disability, have been accrued as of December 31, 2005 and 2004, respectively. The second-injury fund assessment accruals are based on projected loss payments. The periods over which the assessments will be paid is not known.

          The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions. The Company’s share of loss reserves eliminated by the purchase of these annuities was $861,438 at December 31, 2005. The Company has a contingent liability of $861,438 should the issuers of these annuities fail to perform under the terms of the annuities. The Company’s share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries’ policyholders’ surplus.

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

15.	UNAUDITED INTERIM FINANCIAL INFORMATION

Three months ended,
	March 31	June 30	September 30	December 31
2005
Total revenues	$ 111,050,318	$ 115,383,557	$ 115,322,478	$ 119,055,647
Income before income
tax expense	$ 14,585,434	$ 6,349,243	$ 11,211,216	$ 27,963,929
Income tax expense	4,082,838	1,188,585	2,882,495	8,946,859
Net income	$ 10,502,596	$ 5,160,658	$ 8,328,721	$ 19,017,070
Net income per share
- basic and diluted*	$ 0.77	$ 0.38	$ 0.61	$ 1.40

2004
Total revenues	$ 91,209,265	$ 94,296,170	$ 96,455,388	$ 98,397,887
Income (loss) before income
tax expense (benefit)	$ 12,363,360	$ 3,775,979	$ 1,641,750	$ (2,210,092)
Income tax expense (benefit)	4,014,265	310,043	(216,710)	(1,721,284)
Net income (loss)	$ 8,349,095	$ 3,465,936	$ 1,858,460	$ (488,808)
Net income (loss) per share
- basic and diluted*	$ 0.72	$ 0.30	$ 0.16	$ (0.04)

2003
Total revenues	$ 86,646,867	$ 90,215,736	$ 92,594,260	$ 92,900,176
Income before income tax
expense (benefit)	$ 9,543,476	$ 1,419,592	$ 8,922,814	$ 8,096,414
Income tax expense (benefit)	3,097,798	(10,600)	2,540,710	2,005,265
Net income	$ 6,445,678	$ 1,430,192	$ 6,382,104	$ 6,091,149
Net income per share
- basic and diluted*	$ 0.57	$ 0.12	$ 0.56	$ 0.53

* Since the weighted-average shares for the quarters are calculated independent of the weighted-average shares for the year, quarterly net income (loss) per share may not total to annual net income (loss) per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

The Board of Directors and Stockholders

EMC Insurance Group Inc.:

We have audited the consolidated financial statements of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated March 3, 2006 (included elsewhere in this Annual Report on Form 10-K). Our audits also include the financial statement schedules listed in Item 15(a)2 of this Annual Report on Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Des Moines, Iowa
March 3, 2006

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule I – Summary of Investments-

Other than Investments in Related Parties

December 31, 2005

			Amount at
			which shown
			in the
Type of investment	Cost	Fair value	balance sheet

Securities held-to-maturity:
Fixed maturities:
United States Government and
government agencies and authorities	$19,011,338	$19,338,971	$19,011,338
Mortgage-backed securities	783,068	840,237	783,068
Total fixed maturity securities	19,794,406	20,179,208	19,794,406

Securities available-for-sale:
Fixed maturities:
United States Government and
government agencies and authorities	387,277,930	383,354,387	383,354,387
States, municipalities and political
subdivisions	250,974,764	261,315,696	261,315,696
Mortgage-backed securities	9,861,292	10,212,411	10,212,411
Public utilities	6,003,943	6,487,142	6,487,142
Debt securities issued by foreign governments	7,044,457	7,126,113	7,126,113
Corporate securities	121,604,984	126,560,344	126,560,344
Total fixed maturity securities	782,767,370	795,056,093	795,056,093

Equity securities:
Common stocks:
Banks, trusts and insurance companies	11,149,619	20,692,520	20,692,520
Industrial, miscellaneous and all others	51,466,136	69,087,652	69,087,652
Non-redeemable preferred stocks	3,500,000	3,563,000	3,563,000
Total equity securities	66,115,755	93,343,172	93,343,172

Other long-term investments	4,269,566	4,269,566	4,269,566

Short-term investments	37,345,456	37,345,456	37,345,456
Total investments	$910,292,553	$950,193,495	$949,808,693

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant

Condensed Balance Sheets

	December 31,
	2005	2004
ASSETS
Investment in common stock of subsidiaries
(equity method)	$258,380,998	$223,101,504
Fixed maturity investments:
Securities available-for-sale, at fair value	992,344	2,018,185
Short-term investments	2,349,347	3,262,867
Cash	126,113	88,890
Accrued investment income	9,593	38,288
Income taxes recoverable	238,828	164,069
Deferred income taxes	2,680	12,621
Total assets	$262,099,903	$228,686,424

LIABILITIES
Accounts payable	$213,217	$208,252
Indebtedness to related party	3,523	5,140
Total liabilities	216,740	213,392

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized
20,000,000 shares; issued and outstanding,
13,642,705 shares in 2005 and 13,568,945
shares in 2004	13,642,705	13,568,945
Additional paid-in capital	104,800,407	103,467,293
Accumulated other comprehensive income	25,470,039	27,928,463
Retained earnings	117,970,012	83,508,331
Total stockholders' equity	261,883,163	228,473,032
Total liabilities and stockholders' equity	$262,099,903	$228,686,424

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant, Continued

Condensed Statements of Income

	Year ended December 31,
	2005	2004	2003
REVENUES
Dividends received from subsidiaries	$5,695,507	$7,028,641	$7,255,228
Investment income	218,168	164,936	30,368
Realized investment losses	(5,625)	—	—
	5,908,050	7,193,577	7,285,596

Operating expenses	840,920	666,628	609,563

Income before income tax benefit and equity in
undistributed net income of subsidiaries	5,067,130	6,526,949	6,676,033

Income tax benefit	(220,793)	(175,591)	(195,932)

Income before equity in undistributed net income
of subsidiaries	5,287,923	6,702,540	6,871,965

Equity in undistributed net income of subsidiaries	37,721,122	6,482,143	13,477,158

Net income	$43,009,045	$13,184,683	$20,349,123

Condensed Statements of Comprehensive Income

	Year ended December 31,
	2005	2004	2003
Net income	$43,009,045	$13,184,683	$20,349,123

Other Comprehensive Income:
Unrealized holding gains arising during the period,
net of deferred income tax expense	249,236	8,483,435	8,638,869

Reclassification adjustment for gains included in
net income, net of income tax expense	(2,492,207)	(2,840,640)	(759,797)

Adjustment for minimum pension liability associated
with Employers Mutual's pension plans, net of
deferred income tax expense (benefit)	(215,453)	—	188,266
Other comprehensive income (loss)	(2,458,424)	5,642,795	8,067,338
Total comprehensive income	$40,550,621	$18,827,478	$28,416,461

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant, Continued

Condensed Statements of Cash Flows

	Year ended December 31,
	2005	2004	2003
Net cash provided by operating activities	$ 5,264,193	$ 6,910,340	$ 6,691,273

Cash flows from investing activities
Maturities of fixed maturity
securities available-for-sale	2,000,000	-	1,665,000
Purchases of fixed maturity
securities available-for-sale	(1,000,000)	(1,500,000)	(500,000)
Net sales (purchases) of
short-term investments	913,520	505,560	(2,312,603)
Capital contribution to subsidiaries	-	(34,890,085)	-

Net cash provided by
(used in) investing activities	1,913,520	(35,884,525)	(1,147,603)

Cash flows from financing activities
Balances resulting from related
party transactions with
Employers Mutual:
Issuance of common stock through
Employers Mutual’s
stock option plans	1,406,874	1,531,860	1,944,652
Dividends paid to Employers Mutual	(4,596,127)	(5,292,178)	(5,522,994)
Dividends paid to Employers Mutual
(reimbursement for
non-GAAP expenses)	(245,441)	(293,583)	(505,196)

Issuance of common stock through
follow-on stock offering	-	34,890,085	-
Dividends paid to public stockholders	(3,705,796)	(1,941,181)	(1,350,736)

Net cash provided by (used in)
financing activities	(7,140,490)	28,895,003	(5,434,274)

Net increase (decrease) in cash	37,223	(79,182)	109,396

Cash at beginning of year	88,890	168,072	58,676

Cash at end of year	$ 126,113	$ 88,890	$ 168,072

Income taxes received	$ 165,020	$ 414,477	$ -
Interest paid	$ -	$ -	$ -

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule III – Supplementary Insurance Information

For Years Ended December 31, 2005, 2004 and 2003

							Amortization
	Deferred	Loss and				Losses and	of deferred
	policy	settlement			Net	settlement	policy	Other
	acquisition	expense	Unearned	Premium	investment	expenses	acquisition	underwriting	Premiums
Segment	costs	reserves	premiums	revenue	income	incurred	costs	expenses	written

Year ended December 31, 2005
Property and casualty insurance	$ 30,322,705	$ 409,342,130	$ 142,676,562	$ 321,164,542	$ 29,694,641	$ 197,900,156	$ 72,765,822	$ 33,773,900	$ 350,645,907
Reinsurance	3,783,512	134,708,931	18,016,726	94,460,204	10,783,434	60,026,337	19,635,071	6,285,514	92,588,093
Parent company	-	-	-	-	218,168	-	-	-	-
Consolidated	$ 34,106,217	$ 544,051,061	$ 160,693,288	$ 415,624,746	$ 40,696,243	$ 257,926,493	$ 92,400,893	$ 40,059,414	$ 443,234,000

Year ended December 31, 2004
Property and casualty insurance	$ 23,763,927	$ 309,972,237	$ 111,700,528	$ 250,034,561	$ 20,236,342	$ 196,460,047	$ 55,746,217	$ 25,612,121	$ 254,266,763
Reinsurance	4,176,656	119,705,065	19,888,837	95,443,900	9,498,925	53,346,163	19,698,620	7,171,565	97,637,066
Parent company	-	-	-	-	164,936	-	-	-	-
Consolidated	$ 27,940,583	$ 429,677,302	$ 131,589,365	$ 345,478,461	$ 29,900,203	$ 249,806,210	$ 75,444,837	$ 32,783,686	$ 351,903,829

Year ended December 31, 2003
Property and casualty insurance	$ 22,844,736	$ 257,119,295	$ 107,136,936	$ 241,237,313	$ 20,724,017	$ 168,238,623	$ 52,932,215	$ 24,548,745	$ 249,591,675
Reinsurance	3,893,048	116,663,621	17,695,671	89,385,497	8,948,076	58,265,927	19,027,017	5,376,197	90,057,773
Parent company	-	-	-	-	30,368	-	-	-	-
Consolidated	$ 26,737,784	$ 373,782,916	$ 124,832,607	$ 330,622,810	$ 29,702,461	$ 226,504,550	$ 71,959,232	$ 29,924,942	$ 339,649,448

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule IV – Reinsurance

For Years Ended December 31, 2005, 2004 and 2003

		Ceded to	Assumed		Percentage of
	Gross	other	from other	Net	amount
	amount	companies	companies	amount	assumed to net
Year ended December 31, 2005:
Consolidated earned premiums	$ 186,933,086	$ 210,850,115	$ 439,541,775	$ 415,624,746	105.8%

Year ended December 31, 2004:
Consolidated earned premiums	$ 197,051,604	$ 215,111,924	$ 363,538,781	$ 345,478,461	105.2%

Year ended December 31, 2003:
Consolidated earned premiums	$ 221,662,098	$ 236,616,480	$ 345,577,192	$ 330,622,810	104.5%

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule VI – Supplemental Information Concerning

Property-Casualty Insurance Operations

For Years Ended December 31, 2005, 2004 and 2003

	Deferred	Reserves for	Discount, if
	policy	losses and	any, deducted			Net
Consolidated property-	acquisition	settlement	from	Unearned	Earned	investment
casualty entities	costs	expenses	reserves	premiums	premiums	income

Year ended December 31, 2005:	$ 34,106,217	$ 544,051,061	$ -	$ 160,693,288	$ 415,624,746	$ 40,478,075

Year ended December 31, 2004:	$ 27,940,583	$ 429,677,302	$ -	$ 131,589,365	$ 345,478,461	$ 29,735,267

Year ended December 31, 2003:	$ 26,737,784	$ 373,782,916	$ -	$ 124,832,607	$ 330,622,810	$ 29,672,093

	Losses and settlement		Amortization of
	expenses incurred related to		deferred policy	Paid losses
Consolidated property-	Current	Prior	acquisition	and settlement	Premiums
casualty entities	year	years	costs	expenses	written

Year ended December 31, 2005:	$ 273,334,396	$ (15,407,903)	$ 92,400,893	$ 239,663,275	$ 443,234,000

Year ended December 31, 2004:	$ 229,667,776	$ 20,138,434	$ 75,444,837	$ 198,603,715	$ 351,903,829

Year ended December 31, 2003:	$ 219,028,236	$ 7,476,314	$ 71,959,232	$ 194,247,192	$ 339,649,448

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Echange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to “Management’s Report on Internal Control Over Financial Reporting,” included in Part II, Item 8 of this report.

The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” included in Part II, Item 8 of this report.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 regarding the Company’s executive officers appears under the caption “Executive Officers of the Company” at the end of Part I, Item 1 of this Form 10-K.

The information required by Item 10 regarding the audit committee financial expert and the members of the Company’s Audit Committee of the Board of Directors is incorporated by reference from the information under the caption “Information about the Board of Directors and its Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2006.

The information required by Item 10 regarding the Company’s directors is incorporated by reference from the information under the captions “Election of Directors” and “Security Ownership of Management and Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2006.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is posted on the Investor Relations section of the Company’s internet website found at www.emcinsurance.com.

Section (16)a Beneficial Ownership Reporting Compliance

During 2005, there were two occasions when a Form 4 was not filed on a timely basis by Employers Mutual. Employers Mutual acquired 5,600 shares of the Company’s common stock in August and 6,000 shares in September. These transactions were made pursuant to SEC Rule 10b-18 (safe harbor) as disclosed in a prior appropriate filing, which set forth Employers Mutual’s plan for a stock purchase program to acquire additional shares of the Company’s common stock on the open market. The Form 4’s associated with these two transactions were filed five days and six days late, respectively.

ITEM 11.	EXECUTIVE COMPENSATION.

See the information under the caption “Compensation of Management” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 25, 2006, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

See information under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management and Directors” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 25, 2006, which information is incorporated herein by reference.

Information regarding securities authorized for issuance under equity compensation plans appears in Item 5 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The property and casualty insurance operations of the Company are integrated with those of Employers Mutual through participation in a pooling agreement. As a result of this operational relationship, there are numerous transactions between the Company and the Employers Mutual pool participants that occur on an ongoing basis in the ordinary course of business. For additional information regarding the operation of the pooling agreement, see note 2 of Notes to Consolidated Financial Statements under Part II, Item 8 of this report.

Premiums assumed by the reinsurance subsidiary from Employers Mutual amounted to $92,588,093 in 2005. It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business. Commissions paid by the reinsurance subsidiary to Employers Mutual amounted to $21,508,620 in 2005.

The reinsurance subsidiary pays an annual override commission to Employers Mutual in connection with the $1,500,000 cap on losses assumed per event. The override commission rate is charged at 4.5 percent of written premiums. Total override commission paid to Employers Mutual in 2005 amounted to $4,166,464. Employers Mutual retained losses and settlement expenses under this agreement totaling $28,682,084 in 2005. The reinsurance subsidiary also pays for 100 percent of the outside reinsurance protection Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business it retains in excess of the $1,500,000 cap per event, excluding reinstatement premiums. This cost is recorded as a reduction to the premiums received by the reinsurance subsidiary and amounted to $3,695,833 in 2005.

          Employers Mutual provides various services to all of its subsidiaries and affiliates, including the Company and its subsidiaries. Such services include data processing, claims, financial, legal, actuarial, auditing, marketing and underwriting. Employers Mutual allocates a portion of the cost of these services to the subsidiaries that do not participate in the pooling agreement based upon a number of criteria, including usage and number of transactions. The remaining costs are charged to the pooling agreement and each pool participant shares in the total cost in accordance with its pool participation percentage. Costs allocated to the Company by Employers Mutual for services provided to the holding company and its subsidiaries that do not participate in the pooling agreement amounted to $2,055,394 in 2005. Costs allocated to the Company through the operation of the pooling agreement amounted to $82,782,802 in 2005.

Investment expenses are based on actual expenses incurred by the Company plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted-average of total invested assets and number of investment transactions. Investment expenses allocated to the Company by Employers Mutual amounted to $1,011,370 in 2005. A subsidiary of the Company leased office space from an affiliate of Employers Mutual, which is used as a branch office. These lease payments amounted to $375,000 in 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

See the information under the captions “Audit Fees”, “Audit Related Fees”, “Tax Fees” and “All Other Fees” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 25, 2006, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Financial Statements and Schedules

1.	Financial Statements
		Page
	Management’s Report on Internal Control Over Financial Reporting	87
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	88
	Report of Independent Registered Public Accounting Firm	89
	Consolidated Balance Sheets, December 31, 2005 and 2004	90
	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	92
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003	93
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	94
	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	95
	Notes to Consolidated Financial Statements	97

2.	Schedules
	Report of Independent Registered Public Accounting Firm on Schedules	127
	Schedule I – Summary of Investments – Other Than Investments in Related Parties	128
	Schedule II – Condensed Financial Information of Registrant	129
	Schedule III – Supplementary Insurance Information	132
	Schedule IV – Reinsurance	133
	Schedule VI – Supplemental Information Concerning Property-Casualty Insurance Operations	134

All other schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in the notes to the consolidated financial statements or are not significant in amount.

3.	Management contracts and compensatory plan arrangements

	Exhibit 10(b).	Senior Executive Compensation Bonus Program (for calendar year 2005).
	Exhibit 10(d).	Deferred Bonus Compensation Plans.
	Exhibit 10(e).	2005 Executive Contingent Salary Plan – EMC Reinsurance Company.
	Exhibit 10(g).	Employers Mutual Casualty Company Non-Employee Directors’ Post-Service Benefits Plan.
	Exhibit 10(h).	Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan.
	Exhibit 10(i)	1993 Employers Mutual Casualty Company Incentive Stock Option Plan, as amended.
	Exhibit 10(j).	2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan, as amended.
	Exhibit 10(k).	Employers Mutual Casualty Company Supplemental Retirement Plan.
	Exhibit 10(l).	Executive and Directors Option It Plan.
	Exhibit 10(m).	The Board and Executive Non-Qualified Excess Plan, as amended.
	Exhibit 10(n).	2003 Employers Mutual Casualty Company Incentive Stock Option Plan.
	Exhibit 10(p).	Severance and Release Agreement between Employers Mutual Casualty Company and David O. Narigon.

(b)	Exhibits

3.	Articles of incorporation and by-laws:

	(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement of Form S-1, Registration No. 333-117406.)

	(b)	By-Laws of the Company, as amended. (Incorporated by reference to the Company’s Form 10-K for the calendar year ended December 31, 2001.)

10.	Material contracts.

(a)

Quota Share Reinsurance Retrocessional Agreement between Employers Mutual Casualty Company and EMC Reinsurance Company. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-1, Registration No. 333-117406.)

	(b)	Senior Executive Compensation Bonus Program (for calendar year 2005).

(c)

EMC Insurance Companies reinsurance pooling agreements between Employers Mutual Casualty Company and certain of its affiliated companies, as amended. (Incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement of Form S-1, Amendment No. 2, Registration No. 333-117406.)

	(d)	Deferred Bonus Compensation Plans. (Incorporated by reference to the Company’s Form 10-K for the calendar year ended December 31, 2004.)

	(e)	2005 Executive Contingent Salary Plan – EMC Reinsurance Company.

	(f)	EMC Insurance Group Inc. Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan. (Incorporated by reference to Registration No. 33-34499.)

	(g)	Employers Mutual Casualty Company Non-Employee Directors’ Post-Service Benefits Plan.

	(h)	Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan. (Incorporated by reference to Registration No. 33-49335.)

	(i)	1993 Employers Mutual Casualty Company Incentive Stock Option Plan, as amended. (Incorporated by reference to Registration Nos. 33-49337 and 333-45279.)

	(j)	2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan, as amended.

	(k)	Employers Mutual Casualty Company Supplemental Retirement Plan. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K on October 4, 2005.)

	(l)	Executive and Directors Option It Plan. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K on October 4, 2005.)

	(m)	The Board and Executive Non-Qualified Excess Plan, as amended.

	(n)	2003 Employers Mutual Casualty Company Incentive Stock Option Plan. (Incorporated by reference to Registration No. 333-103722 and 333-128315.)

(o)

Restated Quota Share Reinsurance Retrocessional Agreement between Employers Mutual Casualty Company and EMC Reinsurance Company, effective January 1, 2006. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K on January 5, 2006.)

	(p)	Severance and Release Agreement between Employers Mutual Casualty Company and David O. Narigon. (Incorporated by reference to Exhibit 99 filed with the Company’s Form 8-K on March 2, 2005.)

21.	Subsidiaries of the Registrant.

23.

Consent of Independent Registered Public Accounting Firm, with respect to Forms S-8 (Registration Nos. 33-49335, 33-49337, 333-104469, 333-45279, 333-103722 and 333-128315) and Form S-3 (Registration No. 33-34499).

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

(c)	Financial statements required by Regulation S-X which are excluded from the Annual Report to Stockholders by rule 14a-3(b)(1).

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2006.

EMC INSURANCE GROUP INC.

/s/ Bruce G. Kelley
Bruce G. Kelley
President and Chief Executive Officer

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2006.

/s/ Mark E. Reese
Margaret A. Ball*
Director

/s/ Mark E. Reese
George C. Carpenter III*
Director

/s/ Mark E. Reese
David J. Fisher*
Director

/s/ Bruce G. Kelley
Bruce G. Kelley
Director

/s/ Mark E. Reese
George W. Kochheiser*
Chairman of the Board

/s/ Mark E. Reese
Raymond A. Michel*
Director

/s/ Mark E. Reese
Fredrick A. Schiek*
Director

/s/ Mark E. Reese
Joanne L. Stockdale*
Director

* by power of attorney

EMC Insurance Group Inc. and Subsidiaries

Index to Exhibits

Exhibit number	Item	Page number

10 (b)	Senior Executive Compensation Bonus Program (for calendar year 2005).	142

10 (e)	2005 Executive Contingent Salary Plan – EMC Reinsurance Company.	147

10 (g)	Employers Mutual Casualty Company Non-Employee Directors’ Post-Service Benefits Plan.	149

10 (j)	2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan, as amended.	152

10 (m)	The Board and Executive Non-Qualified Excess Plan, as amended.	157

21	Subsidiaries of the Registrant.	205

23	Consent of Independent Registered Public Accounting Firm.	206

24	Power of Attorney.	207

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	208

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	209

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	210

32.2	Certification of the Senior Vice President and Chief Financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	211