Form 10-Q
period 2006-03-31
EMC INSURANCE GROUP INC
filed 2006-05-10
CIK 356130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common stock, $1.00 par value	13,709,219

Total pages	44

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II	OTHER INFORMATION
Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	38
Item 6.	Exhibits	38

Signatures	39

Index to Exhibits	40

PART I.         FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost
(fair value $15,353,679 and $18,287,704)	$ 15,143,101	$ 17,927,478
Securities available-for-sale, at fair value
(amortized cost $746,160,609 and $740,845,145)	750,164,331	753,399,943
Fixed maturity securities on loan:
Securities held-to-maturity, at amortized cost
(fair value $4,612,224 and $1,891,504)	4,587,167	1,866,928
Securities available-for-sale, at fair value
(amortized cost $16,980,152 and $41,922,225)	16,668,813	41,656,150
Equity securities available-for-sale, at fair value
(cost $68,320,810 and $66,115,755)	99,803,323	93,343,172
Other long-term investments, at cost	3,533,142	4,269,566
Short-term investments, at cost	49,341,576	37,345,456
Total investments	939,241,453	949,808,693

Balances resulting from related party transactions with
Employers Mutual:
Reinsurance receivables	45,407,661	46,372,087
Prepaid reinsurance premiums	4,908,325	4,846,084
Deferred policy acquisition costs	32,318,315	34,106,217
Defined benefit retirement plan, prepaid asset	5,051,276	5,633,370
Other assets	5,167,254	2,281,025
Cash	419,687	333,048
Accrued investment income	11,114,241	10,933,046
Accounts receivable (net of allowance for uncollectible
accounts of $0 and $0)	146,756	211,595
Deferred income taxes	15,469,901	13,509,369
Goodwill, at cost less accumulated amortization
of $2,616,234 and $2,616,234	941,586	941,586
Securities lending collateral	22,027,138	44,705,501
Total assets	$ 1,082,213,593	$ 1,113,681,621

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2006	2005
LIABILITIES
Balances resulting from related party transactions with
Employers Mutual:
Losses and settlement expenses	$ 537,484,844	$ 544,051,061
Unearned premiums	153,057,598	160,693,288
Other policyholders' funds	4,768,526	5,359,116
Surplus notes payable	36,000,000	36,000,000
Indebtedness to related party	15,870,270	19,899,329
Employee retirement plans	14,105,913	13,681,388
Other liabilities	13,746,609	21,764,259

Income taxes payable	7,905,511	5,644,516
Securities lending obligation	22,027,138	44,705,501
Total liabilities	804,966,409	851,798,458

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000
shares; issued and outstanding, 13,698,774
shares in 2006 and 13,642,705 shares in 2005	13,698,774	13,642,705
Additional paid-in capital	105,855,362	104,800,407
Accumulated other comprehensive income	22,648,231	25,470,039
Retained earnings	135,044,817	117,970,012
Total stockholders' equity	277,247,184	261,883,163
Total liabilities and stockholders' equity	$ 1,082,213,593	$ 1,113,681,621

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

All balances presented below, with the exception of net investment income, realized investment gains and income tax expense (benefit), are the result of related party transactions with Employers Mutual.

	Three months ended
	March 31,
	2006	2005
REVENUES
Premiums earned	$ 95,492,198	$ 101,294,070
Investment income, net	11,778,446	8,931,710
Realized investment gains	1,844,875	728,442
Other income	108,560	96,096
	109,224,079	111,050,318
LOSSES AND EXPENSES
Losses and settlement expenses	48,418,029	62,843,008
Dividends to policyholders	991,718	1,550,859
Amortization of deferred policy acquisition costs	21,497,129	22,486,711
Other underwriting expenses	9,430,597	8,900,076
Interest expense	278,100	278,100
Other expense	449,737	406,130
	81,065,310	96,464,884

Income before income tax expense	28,158,769	14,585,434

INCOME TAX EXPENSE (BENEFIT)
Current	9,336,005	5,478,393
Deferred	(441,095)	(1,395,555)
	8,894,910	4,082,838

Net income	$ 19,263,859	$ 10,502,596

Net income per common share
-basic and diluted	$ 1.41	$ 0.77

Dividend per common share	$ 0.16	$ 0.15

Average number of common shares outstanding
-basic and diluted	13,662,936	13,585,110

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
	March 31,
	2006	2005

Net income	$ 19,263,859	$ 10,502,596

OTHER COMPREHENSIVE LOSS
Unrealized holding losses arising
during the period, before deferred
income tax benefit	(2,496,369)	(6,515,178)
Deferred income tax benefit	(873,730)	(2,280,311)
	(1,622,639)	(4,234,867)

Reclassification adjustment for gains
included in net income, before
income tax expense	(1,844,875)	(728,442)
Income tax expense	645,706	254,955
	(1,199,169)	(473,487)

Other comprehensive loss	(2,821,808)	(4,708,354)

Total comprehensive income	$ 16,442,051	$ 5,794,242

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 19,263,859	$ 10,502,596
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Balances resulting from related party transactions
with Employers Mutual:
Losses and settlement expenses	(6,566,217)	4,813,319
Unearned premiums	(7,635,690)	(3,543,219)
Other policyholders' funds	(590,590)	370,008
Indebtedness to related party	(4,029,059)	(4,169,358)
Employee retirement plans	1,006,619	1,020,928
Reinsurance receivables	964,426	60,197
Prepaid reinsurance premiums	(62,241)	(66,746)
Commission payable	(6,963,188)	(9,487,880)
Interest payable	(834,300)	(834,300)
Prepaid assets	(3,165,577)	(2,461,970)
Deferred policy acquisition costs	1,787,902	790,779
Other, net	59,185	(217,790)

Accrued investment income	(181,195)	384,909
Accrued income tax:
Current	2,260,995	7,665,415
Deferred	(441,095)	(1,395,555)
Realized investments gains	(1,844,875)	(728,442)
Accounts receivable	64,839	15,231
Amortization of premium/discount on securities	203,988	205,980
	(25,966,073)	(7,578,494)
Cash provided by the change in the property
and casualty insurance subsidiaries' pool
participation percentage	-	107,801,259
Net cash (used in) provided by operating activities	$ (6,702,214)	$ 110,725,361

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Three months ended March 31,
	2006	2005
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities
held-to-maturity	$ 57,873	$ 9,142,890
Purchases of fixed maturity securities
available-for-sale	(21,147,832)	(177,508,302)
Disposals of fixed maturity securities
available-for-sale	40,928,722	98,739,319
Purchases of equity securities
available-for-sale	(13,426,291)	(13,234,393)
Disposals of equity securities
available-for-sale	12,714,107	12,902,189
Purchases of other long-term investments	(300,000)	-
Disposals of other long-term investments	1,036,424	8,170
Net purchases of short-term investments	(11,996,120)	(39,100,390)
Net cash provided by (used in) investing activities	7,866,883	(109,050,517)

CASH FLOWS FROM FINANCING ACTIVITIES
Balances resulting from related party transactions
with Employers Mutual:
Issuance of common stock through Employers
Mutual's stock option plans	1,111,024	528,187
Dividends paid to Employers Mutual	(1,245,176)	(1,093,960)
Dividends paid to Employers Mutual
(reimbursement for non-GAAP expense)	-	(106,647)

Dividends paid to public stockholders	(943,878)	(944,759)
Net cash used in financing activities	(1,078,030)	(1,617,179)

NET INCREASE IN CASH	86,639	57,665
Cash at the beginning of the year	333,048	61,088

Cash at the end of the quarter	$ 419,687	$ 118,753

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

The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.

Certain amounts previously reported in prior years’ consolidated financial statements have been reclassified to conform to current year presentation.

In reading these financial statements, reference should be made to the Company’s 2005 Form 10-K or the 2005 Annual Report to Shareholders for more detailed footnote information.

2.	QUOTA SHARE AGREEMENT

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

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months ended March 31, 2006 and 2005 is presented below.

	Three months ended March 31,
	2006	2005
Premiums written
Direct	$ 43,456,683	$ 45,183,821
Assumed from nonaffiliates	1,174,314	1,080,913
Assumed from affiliates	93,444,807	131,959,040
Ceded to nonaffiliates	(6,489,608)	(5,952,318)
Ceded to affiliates	(43,456,683)	(45,183,821)
Net premiums written	$ 88,129,513	$ 127,087,635

Premiums earned
Direct	$ 44,946,101	$ 46,476,249
Assumed from nonaffiliates	1,217,408	788,430
Assumed from affiliates	100,702,159	105,372,597
Ceded to nonaffiliates	(6,427,369)	(4,866,957)
Ceded to affiliates	(44,946,101)	(46,476,249)
Net premiums earned	$ 95,492,198	$ 101,294,070

Losses and settlement expenses incurred
Direct	$ 17,051,457	$ 25,673,741
Assumed from nonaffiliates	906,715	3,986,379
Assumed from affiliates	50,785,351	68,590,906
Ceded to nonaffiliates	(3,274,037)	(9,734,277)
Ceded to affiliates	(17,051,457)	(25,673,741)
Net losses and settlement
expenses incurred	$ 48,418,029	$ 62,843,008

For 2006, premiums written and earned assumed from affiliates, and losses and settlement expenses incurred assumed from affiliates, reflect a reduction in Employers Mutual’s participation in the Mutual Reinsurance Bureau (MRB) pool. The board of directors of the MRB pool approved the admission of Kentucky Farm Bureau Mutual and Country Mutual Insurance Company as new assuming companies to the pool effective January 1, 2006. This reduced Employers Mutual’s participation in the pool from a one-third share to an approximate one-fifth share (Country Mutual is only assuming property exposures). The premiums written assumed from affiliates and net premiums written amounts for 2006 also include a negative $3,440,024 portfolio adjustment related to this change in participation. In 2005 the Company’s aggregate participation interest in the pooling agreement increased. The premiums written assumed from affiliates and net premiums written amounts for 2005 include a $29,630,612 portfolio adjustment increase related to the change in pool participation.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

4.	STOCK BASED COMPENSATION

The Company has no stock based compensation plans of its own; however, Employers Mutual has several stock plans which utilize the common stock of the Company. Employers Mutual can provide the common stock required under its plans by: 1) using shares of common stock that it currently owns; 2) purchasing common stock on the open market; or 3) directly purchasing common stock from the Company at the current fair value. Employers Mutual has historically purchased common stock from the Company for use in its incentive stock option plans.

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

There is a ten year time limit for granting options under the plans. Options can no longer be granted under the 1993 Plan. Options granted under the plans have a vesting (requisite service) period of two, three, four or five years with options becoming exercisable in equal annual cumulative increments. Option prices cannot be less than the fair value of the stock on the date of grant.

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

Under the terms of the pooling and quota share agreements, stock option expense is allocated to the Company’s insurance subsidiaries as determined on a statutory basis of accounting. The Company’s insurance subsidiaries reimburse Employers Mutual for their share of the statutory-basis compensation expense (equal to the excess of the fair value of the stock over the option’s exercise price) associated with stock option exercises.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share-Based Payment,” which is a revision of SFAS No. 123 (as amended by SFAS 148) “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method, which requires compensation expense to be recorded for all options granted after the date of adoption as well as for existing options for which the requisite service has not been rendered as of the date of adoption. The modified-prospective method does not require restatement of prior periods to reflect the impact of SFAS 123(R). There was no initial change to net income or total stockholders’ equity upon the adoption of SFAS 123(R). As a result of adopting SFAS 123(R), the Company recognized compensation expense of $55,009 (gross and net of tax) for the three months ended March 31, 2006.

Prior to January 1, 2006, under the provisions of APB 25, the Company did not recognize any compensation expense from the operation of Employers Mutual’s stock option plans since the exercise price of the options was equal to the fair value of the stock on the date of grant. The statutory-basis compensation expense that was paid by the Company’s subsidiaries to Employers Mutual ($106,647 during the first three months of 2005) was reclassified as a dividend payment to Employers Mutual in these GAAP-basis financial statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

The following table illustrates the effect on net income and net income per share for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 (as amended by SFAS 148) “Accounting for Stock-Based Compensation” to Employers Mutual’s stock option plans:

Three months ended
March 31, 2005

Net income, as reported	$ 10,502,596
Deduct: Total stock-based employee
compensation expense determined under
the fair value method for all awards
vesting in the current calendar year	19,128
Pro forma net income	$ 10,483,468

Net income per share:
Basic and diluted -
As reported	$ 0.77
Pro forma	$ 0.77

During the first three months of 2006, 188,175 options were granted under the 2003 Plan to eligible participants at a price of $24.60 and 88,823 options were exercised under the plans at prices ranging from $9.25 to $22.28. A summary of the activity under Employers Mutual’s incentive stock option plans for the three months ended March 31, 2006 is as follows:

	Three months ended March 31, 2006
			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term (years)	value
Outstanding, beginning of year	733,999	$ 16.50
Granted	188,175	24.60
Exercised	(88,823)	12.54
Forfeited	-	-
Expired	(1,800)	13.25
Outstanding, March 31, 2006	831,551	18.76	7.45	$ 7,641,128

Exercisable, March 31, 2006	343,911	$ 15.06	5.31	$ 4,434,271

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 amounted to $3.93 and $4.57, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions used for the grants:

	2006	2005
Dividend yield	2.60%	3.10%
Expected volatility	18.5% - 23.5%	26.10%
Weighted-average volatility	22.60%	26.10%
Risk-free interest rate	4.45% - 4.72%	4.21%
Expected term (years)	0.25 - 6.20	6.60

The expected term of the options for 2006 was estimated using historical data adjusted to remove the effects of options that were exercised prior to the normal vesting period due to the option holder’s retirement. The expected term of options granted to individuals eligible to retire prior to the completion of the normal vesting period has been adjusted to reflect the potential accelerated vesting period. This produced a weighted average life of 3.63 years.

The expected volatility of the price of the underlying shares for 2006 was computed by using the historical average high and low monthly prices of the Company’s common stock for a period covering 6.25 years, which approximates the average life of the options and produced an expected volatility of 23.5 percent. The expected volatility of the options granted to individuals eligible to retire prior to the completion of the normal vesting period was computed by using the historical average high and low daily, weekly, or monthly prices for the period approximating the expected term of these options. This produced expected volatility ranging from 18.5 percent to 22.9 percent.

At March 31, 2006 the Company’s portion of the total compensation cost related to non-vested awards not yet recognized under Employers Mutual’s incentive stock option plans was $571,476, with a 2.03 year weighted-average period over which the compensation expense is expected to be recognized.

The Company’s portion of the total intrinsic value of options exercised under Employers Mutual’s incentive stock option plans was $312,300 and $106,647 during the first three months of 2006 and 2005, respectively. As stated earlier, under the terms of the pooling and quota share agreements these amounts were paid to Employers Mutual and the Company received the full fair value for all shares issued under these plans.

Employers Mutual’s incentive stock option plans do not result in tax deductions to the Company. Therefore, no cash flow effects have resulted from the application of the provisions of SFAS 123(R) on share-based payment arrangements. The income tax benefit that results from disqualifying dispositions is deemed immaterial.

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

	Property and
Three months ended	casualty		Parent
March 31, 2006	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 77,742,771	$ 17,749,427	$ -	$ 95,492,198

Underwriting gain	14,160,635	994,090	-	15,154,725
Net investment income	8,663,944	3,069,831	44,671	11,778,446
Realized investment gains	1,531,041	313,834	-	1,844,875
Other income	108,560	-	-	108,560
Interest expense	193,125	84,975	-	278,100
Other expenses	259,907	2,015	187,815	449,737
Income (loss) before income
tax expense (benefit)	$ 24,011,148	$ 4,290,765	$ (143,144)	$ 28,158,769

Assets	$ 823,022,804	$ 254,562,422	$ 277,472,282	$ 1,355,057,508
Eliminations	-	-	(272,670,030)	(272,670,030)
Reclassifications	(142,248)	-	(31,637)	(173,885)
Net assets	$ 822,880,556	$ 254,562,422	$ 4,770,615	$ 1,082,213,593

	Property and
Three months ended	casualty		Parent
March 31, 2005	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 79,718,272	$ 21,575,798	$ -	$ 101,294,070

Underwriting gain	5,204,474	308,942	-	5,513,416
Net investment income	6,341,481	2,495,277	94,952	8,931,710
Realized investment gains (losses)	867,114	(138,672)	-	728,442
Other income	96,096	-	-	96,096
Interest expense	193,125	84,975	-	278,100
Other expenses	171,329	-	234,801	406,130
Income (loss) before income
tax expense (benefit)	$ 12,144,711	$ 2,580,572	$ (139,849)	$ 14,585,434

Assets	$ 774,275,990	$ 237,344,672	$ 232,830,983	$ 1,244,451,645
Eliminations	-	-	(227,636,611)	(227,636,611)
Reclassifications	(278,623)	(2,537,775)	(215,547)	(3,031,945)
Net assets	$ 773,997,367	$ 234,806,897	$ 4,978,825	$ 1,013,783,089

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

6.	INCOME TAXES

The actual income tax expense for the three months ended March 31, 2006 and 2005 differed from the “expected” tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Three months ended
	March 31,
	2006	2005
Computed “expected” tax
expense	$ 9,855,569	$ 5,104,902

Increases (decreases) in tax
resulting from:
Tax-exempt interest
income	(1,085,611)	(1,087,696)
Proration of tax-exempt
interest and dividends
received deduction	183,653	170,802
Other, net	(58,701)	(105,170)

Income tax expense	$ 8,894,910	$ 4,082,838

7.	EMPLOYEE RETIREMENT PLANS

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans are as follows:

	Three months ended
	March 31,
	2006	2005
Pension plans:
Service cost	$ 2,127,017	$ 1,872,977
Interest cost	2,109,469	1,947,072
Expected return on plan assets	(2,503,819)	(2,220,757)
Amortization of net loss	294,765	204,905
Amortization of prior service costs	110,722	111,864
Net periodic pension benefit cost	$ 2,138,154	$ 1,916,061

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

	Three months ended
	March 31,
	2006	2005
Postretirement benefit plans:
Service cost	$ 1,236,397	$ 1,039,981
Interest cost	1,244,894	1,018,762
Expected return on plan assets	(335,436)	(272,282)
Amortization of net loss	170,127	10,023
Net periodic postretirement
benefit cost	$ 2,315,982	$ 1,796,484

Pension expense allocated to the Company amounted to $657,912 and $587,002 for the three months ended March 31, 2006 and 2005, respectively.

Postretirement benefit expense allocated to the Company was amounted to $664,006 and $512,544 for the three months ended March 31, 2006 and 2005, respectively.

Employers Mutual plans to contribute approximately $13,000,000 to the defined benefit retirement plan and $4,777,000 to the postretirement benefit plans’ VEBA trusts in 2006. As of March 31, 2006, Employers Mutual has not made a contribution to the pension plan and has contributed $4,200,000 to the postretirement benefit plans’ VEBA trusts.

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
CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

COMPANY OVERVIEW

EMC Insurance Group Inc., a 56.8 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing 81.4 percent of consolidated premiums earned in the first three months of 2006. For purposes of this discussion, the term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the “EMC Insurance Companies.”

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
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

The Company’s reinsurance subsidiary is a party to a quota share reinsurance retrocessional agreement with Employers Mutual (the “quota share agreement”). Under the terms of the quota share agreement, the reinsurance subsidiary assumes a 100 percent quota share portion of Employers Mutual’s assumed reinsurance business, exclusive of certain reinsurance contracts. This includes all premiums and related losses, settlement expenses, and other underwriting and administrative expenses of this business, subject to a maximum loss of $2,000,000 per event ($1,500,000 in 2005). The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, the business assumed from Employers Mutual includes reinsurance business from the Mutual Reinsurance Bureau (MRB) pool and this pool provides a small amount of reinsurance protection to the participants of the pooling agreement. As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the direct business produced by the participants in the pooling agreement, after ceded reinsurance protections purchased by the MRB pool are applied. In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law. Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

Effective January 1, 2006, the terms of the quota share agreement between Employers Mutual and the reinsurance subsidiary were revised. The majority of the changes were prompted by the significant amount of hurricane losses retained by Employers Mutual during the severe 2005 hurricane season; however, other changes were made to simplify and clarify the terms and conditions of the quota share agreement. The revised terms of the quota share agreement for 2006 are as follows: (1) the reinsurance subsidiary’s maximum retention, or cap, on losses assumed per event increased from $1,500,000 to $2,000,000; (2) the cost of the $2,000,000 cap on losses assumed per event will be treated as a reduction to written premiums, rather than commission expense; (3) the reinsurance subsidiary will no longer directly pay for the outside reinsurance protection that Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business it retains in excess of the cap, and will instead pay a higher premium rate (previously accounted for as commission); and (4) the reinsurance subsidiary will assume all foreign currency exchange risk/benefit associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement. For 2006, the premium rate paid by the reinsurance subsidiary to Employers Mutual will be 10.5 percent of written premiums. The corresponding rate for 2005 was approximately 8.5 percent (4.5 percent override commission rate plus approximately 4.0 percent for the cost of the outside reinsurance protection).

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
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

Additional information regarding issues affecting the insurance industry is presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2005 Form 10-K.

MANAGEMENT ISSUES AND PERSPECTIVES

Management was focused on three primary issues of importance to the Company during the first three months of 2006. These issues include balancing profitability and production as the insurance marketplace becomes increasingly competitive, meeting the challenges posed by a significant increase in hurricane frequency and severity and replacing the reinsurance business lost through Employers Mutual’s reduced participation in the MRB pool and the restructuring of a Lloyd’s of London marine syndicate. These issues are discussed further in the following paragraphs. A discussion of other issues being addressed by management is presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2005 Form 10-K.

The Company’s net written premiums increased significantly in 2005 due to the property and casualty insurance subsidiaries’ increased participation in the pooling agreement; however, net written premiums for the pool declined 1.1 percent in 2005 and 2.0 percent during the first three months of 2006. These declines in premium volume reflect a moderate reduction in implemented premium rates in response to increased competition in the marketplace and the Company’s current level of rate adequacy, reductions in policy count (most notably in personal lines), and an increase in ceded premiums. Policy retention has remained at high levels over the last several years, but policy count has declined as a result of increased competition for good business and Company initiatives to exit unprofitable business. Management is working to reverse this trend through improved product management initiatives and technology improvements that will make it easier for agents to do business with the Company. In addition, during the first three months of 2006 executive management met individually with each of the sixteen branch managers, held over thirty agency sales meetings, met collectively with all field marketing representatives and conducted sales effectiveness training with over two hundred branch underwriters, all for the purpose of discussing the Company’s desire and willingness to write new business. Signs of progress toward this goal are beginning to appear in certain targeted areas and lines of business with new business production increasing moderately in those locations.

There was speculation in late 2005 that the severe 2005 hurricane season would spark sizable across-the-board rate increases for all types of reinsurance coverage during the January 2006 renewal period, and that these rate increases might halt, or at least slow, the momentum of declining premium rates in the direct insurance market. Reinsurance pricing has increased, especially for business with coastal exposures, and continues to climb as increased demand for catastrophe coverage puts pressure on available reinsurance capital. However, this increased reinsurance pricing has not resulted in any noticeable firming of prices in the direct insurance market. Reinsurance rates are expected to continue to increase during 2006, but these increases are not expected to influence the direct market. As a result, rate competition is expected to continue in the direct market during 2006 and may intensify somewhat in the Midwestern states, where the Company does most of its business, as insurance companies attempt to reduce their coastal exposures but maintain premium growth.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

Hurricanes Katrina, Rita and Wilma produced a record amount of losses for the insurance and reinsurance industries in 2005. The Company had exposure to these hurricanes in both the property and casualty insurance segment and the reinsurance segment; however, net losses associated with these events were mitigated by a properly structured catastrophe reinsurance program protecting the pool participants, and the reinsurance subsidiary’s cap on losses assumed per event under the quota share agreement with Employers Mutual. As previously reported, Employers Mutual retained a significant amount of hurricane losses under the quota share agreement in 2005, which prompted changes in both the terms and pricing of the agreement for 2006. Similarly, the catastrophe reinsurance program protecting the pool participants contains some modifications for 2006. While the pool participants were able to renew the first layer of the catastrophe reinsurance program (95 percent of occurrence losses in excess of $10,000,000 up to $20,000,000), coverage was reduced for this layer through the addition of an annual aggregate deductible (95 percent of $10,000,000). In addition, the top cover of the program was increased from $100,000,000 to $110,000,000 and the price of the program increased approximately 24 percent (additional cost of approximately $451,000 for the Company).

Catastrophe and storm losses are unpredictable and can vary significantly from year to year. Management uses modeling software to help identify and estimate its potential loss exposure to a variety of events, both natural and manmade. Natural events that are modeled include hurricanes, tornados and windstorms, and earthquakes. Modeling activities for manmade events are primarily directed toward identifying concentrations of risk, such as workers’ compensation coverage for a business or property that is subject to a terrorist attack or other manmade event. Management purchases reinsurance protection to mitigate the Company’s loss potential to these types of exposures. Model results have identified a concentration of exposures in the northeastern United States (primarily Rhode Island and Pennsylvania) to an event such as an east coast hurricane. Management is addressing this concern by discontinuing the acceptance of new business in areas that are prone to such losses and is considering the purchase of additional reinsurance protection.

Effective January 1, 2006, Employers Mutual’s participation in the MRB pool was reduced through the addition of two new assuming companies to that pool. During 2005, the MRB pool consisted of three assuming companies who shared the reinsurance business equally. The increase in the number of assuming companies will have a negative impact on the reinsurance subsidiary’s earned premiums in 2006 as the pool business will be split between more participants; however, the addition of the new companies will strengthen MRB’s surplus base and should favorably impact future marketing efforts. For calendar year 2005, the reinsurance subsidiary’s earned premiums from the MRB pool totaled approximately $40 million. Based on current production estimates from MRB, it is estimated that the reinsurance subsidiary’s 2006 earned premiums will decline to approximately $24 million. In addition, effective January 1, 2006, Employers Mutual is no longer participating in a Lloyd’s of London marine syndicate due to a restructuring of that program. The loss of this account will reduce the reinsurance subsidiary’s earned premiums by approximately $4.0 million in the last three quarters of 2006 and an additional $1.0 to $2.0 million in the first quarter of 2007. Employers Mutual was able to add several new accounts during the January renewal period and is attempting to replace the remainder of the lost business through increased participation in other programs.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

CRITICAL ACCOUNTING POLICIES

The accounting policies considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2005

Form 10-K.

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three months ended March 31, 2006 and 2005 are as follows:

	Three months ended
	March 31,
($ in thousands)	2006	2005
Property and Casualty Insurance
Premiums earned	$ 77,743	$ 79,718
Losses and settlement expenses	35,640	47,131
Acquisition and other expenses	27,942	27,383
Underwriting gain	$ 14,161	$ 5,204

Loss and settlement expense ratio	45.8%	59.1%
Acquisition expense ratio	36.0%	34.4%
Combined ratio	81.8%	93.5%

Losses and settlement expenses:
Insured events of current year	$ 39,936	$ 53,724
Decrease in provision for insured
events of prior years (1)	(4,296)	(6,593)

Total losses and settlement expenses	$ 35,640	$ 47,131

Catastrophe and storm losses	$ 1,939	$ 1,764

(1) The reported amount of favorable development for the three months ended March 31, 2006 reflects an adjustment in the factors utilized to allocate the March 31, 2006 incurred but not reported (IBNR) reserve by accident year.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

	Three months ended
	March 31,
($ in thousands)	2006	2005
Reinsurance
Premiums earned	$ 17,749	$ 21,576
Losses and settlement expenses	12,778	15,712
Acquisition and other expenses	3,977	5,555
Underwriting gain	$ 994	$ 309

Loss and settlement expense ratio	72.0%	72.8%
Acquisition expense ratio	22.4%	25.8%
Combined ratio	94.4%	98.6%

Losses and settlement expenses:
Insured events of current year	$ 13,517	$ 15,005
(Decrease) increase in provision for insured
events of prior years	(739)	707

Total losses and settlement expenses	$ 12,778	$ 15,712

Catastrophe and storm losses	$ 201	$ 861

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

	Three months ended
	March 31,
($ in thousands)	2006	2005
Consolidated
REVENUES
Premiums earned	$ 95,492	$ 101,294
Net investment income	11,778	8,932
Realized investment gains	1,845	728
Other income	109	96
	109,224	111,050
LOSSES AND EXPENSES
Losses and settlement expenses	48,418	62,843
Acquisition and other expenses	31,919	32,938
Interest expense	278	278
Other expense	450	406
	81,065	96,465

Income before income tax expense	28,159	14,585
Income tax expense	8,895	4,082
Net income	$ 19,264	$ 10,503

Net income per share	$ 1.41	$ 0.77

Loss and settlement expense ratio	50.7%	62.0%
Acquisition expense ratio	33.4%	32.6%
Combined ratio	84.1%	94.6%

Losses and settlement expenses:
Insured events of current year	$ 53,453	$ 68,729
Decrease in provision for insured
events of prior years (1)	(5,035)	(5,886)

Total losses and settlement expenses	$ 48,418	$ 62,843

Catastrophe and storm losses	$ 2,140	$ 2,625

(1) The reported amount of favorable development for the three months ended March 31, 2006 reflects an adjustment in the factors utilized to allocate the property and casualty insurance segment’s March 31, 2006 incurred but not reported (IBNR) reserve by accident year.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

The Company reported record first quarter net income of $19,264,000 ($1.41 per share) in 2006, an increase of 83.4 percent from $10,503,000 ($0.77 per share) reported in 2005. This large increase in net income is attributed to a significant improvement in underwriting results and a large increase in investment income. In the first three months of 2006 the Company generated an underwriting profit of $15,155,000, which includes $11,250,000 of favorable development on prior years’ direct case loss reserves stemming from final settlements of claims in the property and casualty insurance segment and $739,000 of favorable development in the reinsurance segment. In the first three months of 2005, the Company reported an underwriting profit of $5,513,000, which reflected $5,886,000 of favorable development on prior years’ reserves. The large increase in investment income is primarily attributed to the fact that the $107,801,000 of the cash received from Employers Mutual in February of 2005 in connection with the change in pool participation has been fully invested.

For the first three months of 2006 the Company is reporting $4,296,000 of favorable development on prior years’ reserves in the property and casualty insurance segment, which differs significantly from the $11,250,000 of favorable development noted above on the property and casualty insurance segment’s direct case loss reserves. This is due to the fact that during the first quarter of 2006 management adjusted the factors utilized to allocate the property and casualty insurance segment’s incurred but not reported (IBNR) reserve by accident year. This adjustment was implemented to better match the expected development of claims that occurred in prior accident years with the allocation of the IBNR reserve to those accident years. It is anticipated that this adjustment will help reduce the volatility historically experienced in the development of the property and casualty insurance segment’s reserves. It is important to note that this adjustment in IBNR factors did not have any impact on net income for the three months ended March 31, 2006. The only impact of this adjustment is that a greater amount of the March 31, 2006 IBNR reserve was allocated to prior accident years, and a smaller amount was allocated to the current accident year. Accordingly, the reported amount of favorable development experienced on prior years’ reserves for the three months ended March 31, 2006 is less than what would have been reported had the factors not been adjusted. Conversely, the current accident year loss ratio for the three months ended March 31, 2006 is better than what would have been experienced had the factors not been adjusted.

Premiums Earned

Premiums earned decreased 5.7 percent to $95,492,000 for the three months ended March 31, 2006 from $101,294,000 for the same period in 2005. The majority of this decrease is attributed to the reinsurance segment and is associated with Employers Mutual’s reduced participation in the MRB pool and the revised terms of the quota share agreement with Employers Mutual. The property and casualty insurance segment also experienced a slight decline in earned premiums during the first quarter of 2006. On an overall basis, rate competition increased in the property and casualty insurance marketplace during the first three months of 2006 and management expects market conditions to remain competitive for the remainder of the year. Consequently, the Company’s overall rate level is expected to decline moderately during 2006.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

Premiums earned for the property and casualty insurance segment decreased 2.5 percent to $77,743,000 for the three months ended March 31, 2006 from $79,718,000 for the same period in 2005. This decrease reflects a decline in premium rates, a reduction in policy count and an increase in the cost of the Company’s outside reinsurance coverage. Increased rate competition during 2005 and the first three months of 2006 has resulted in the implementation of moderate premium rate reductions, increased use of discretionary credits in commercial lines business and a decline in policy count in both commercial and personal lines of business. Due to the timing of policy renewals and the earning of premiums ratably over the terms of the underlying policies, a time delay exists for implemented rate changes (both increases and decreases) to have a noticeable impact on premiums earned. Premium rates are still considered adequate in most lines of business, but the impact of the recent rate reductions will increase as the year progresses. The Company is attempting to address the loss of policy count through various measures including programs geared towards small businesses and enhanced automation to make it easier and more efficient for agents to do business with the Company. There were signs of progress toward this objective during the first quarter as new business policy counts increased, retention rates remained high, and the rate of decline in total policy count slowed. During the first three months of 2006, commercial lines new business premium increased approximately 16.4 percent and personal lines new business premium decreased approximately 1.1 percent. Policy retention was largely unchanged at 86.2 percent in commercial lines, 82.4 percent for personal property and 82.9 percent for personal auto. In light of current rate levels and the quality of the Company’s book of business, management is receptive to opportunities to write new business, but continues to stress profitability over production.

Premiums written for the property and casualty insurance segment decreased 29.4 percent to $74,680,000 for the three months ended March 31, 2006 from $105,853,000 for the same period in 2005. This large decrease reflects a $29,631,000 portfolio adjustment that was recorded in the first quarter of 2005 in connection with the increased participation in the pooling agreement. Excluding this portfolio adjustment, written premiums declined 2.0 percent in the first three months of 2006.

Premiums earned for the reinsurance segment decreased 17.7 percent to $17,749,000 for the three months ended March 31, 2006 from $21,576,000 for the same period in 2005. This decrease is attributed to a decline in MRB premiums and the revised terms of the quota share agreement with Employers Mutual. The decrease in MRB premiums is primarily due to the addition of two new participants to the pool (an increase from three in 2005 to five in 2006), but also reflects a reduction in the amount of business produced by MRB. In conjunction with Employers Mutual’s reduced participation in the MRB pool, the reinsurance subsidiary recorded a negative $3,440,000 portfolio adjustment in its written premiums in the first quarter of 2006. In total, MRB earned premiums declined by $2,536,000 and written premiums declined by $6,850,000 in the first quarter of 2006

In accordance with the revised terms of the quota share agreement, Employers Mutual retained 10.5 percent of the assumed written premiums subject to cession to the reinsurance subsidiary during the first three months of 2006 as compensation for the $2,000,000 cap on losses assumed per event ($1,578,000 reduction to premiums written and earned). In addition, the reinsurance subsidiary’s earned premiums reflect a reduction of $442,000 associated with the runoff of the unearned premium remaining from the 2005 arrangement, whereby the reinsurance subsidiary directly paid for the outside reinsurance protection that Employers Mutual purchased to protect itself from catastrophic losses on the assumed reinsurance business it retained in excess of the cap. In total, the reinsurance subsidiary’s earned premiums were reduced by $2,020,000 in the first quarter of 2006. For comparative purposes, the reinsurance subsidiary’s cost for the $1,500,000 cap on losses assumed per event totaled $1,872,000 for the first quarter of 2005 ($916,000 reduction to premiums earned plus $956,000 of override commission). In total, the revised terms of the quota share agreement reduced the reinsurance subsidiary’s earned premiums by $1,104,000 and written premiums by $868,000 in the first quarter of 2006. As a percentage of gross earned premiums, the cost of the cap protection totaled 10.2 percent for the first three months of 2006 compared to 8.3 percent for the first three months of 2005.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

Losses and settlement expenses

Losses and settlement expenses decreased 23.0 percent to $48,418,000 for the three months ended March 31, 2006 from $62,843,000 for the same period in 2005. The loss and settlement expense ratio declined to 50.7 percent for the three months ended March 31, 2006 from 62.0 percent for the same period in 2005. The majority of the decline in the loss and settlement expense ratio is attributed to the property and casualty insurance segment, although the reinsurance segment also reported a slight improvement.

The loss and settlement expense ratio for the property and casualty insurance segment decreased to 45.8 percent for the three months ended March 31, 2006 from 59.1 percent for the same period in 2005. This improvement is attributed to approximately $11,250,000 of favorable direct case loss reserve development stemming from final settlements of claims, primarily in the other liability and workers’ compensation lines of business, as well as good loss experience in the underlying book of business. Overall loss frequency continued to trend downward during the first three months of 2006, but this benefit was largely offset by an increase in claim severity.

The loss and settlement expense ratio for the reinsurance segment decreased to 72.0 percent for the three months ended March 31, 2006 from 72.8 percent for the same period in 2005. This decrease is attributed to favorable development on prior years’ reserves and a decline in catastrophe and large losses.

Acquisition and other expenses

Acquisition and other expenses decreased 3.1 percent to $31,919,000 for the three months ended March 31, 2006 from $32,938,000 for the same period in 2005. This decrease is primarily attributed to the reinsurance segment and reflects Employers Mutual’s reduced participation in the MRB pool and the revised terms of the quota share agreement. The acquisition expense ratio increased to 33.4 percent for the three months ended March 31, 2006 from 32.6 percent for the same period in 2005, primarily as a result of higher salary costs and the decline in premium income.

For the property and casualty insurance segment, the acquisition expense ratio increased to 36.0 percent for the three months ended March 31, 2006 from 34.4 percent for the same period in 2005. This increase is attributed to an increase in salary costs and a decline in premium income.

The property and casualty insurance subsidiaries incurred $6,519,000 of commission expense in the first quarter of 2005 in connection with the change in pool participation. This commission expense was used to reimburse Employers Mutual for expenses incurred to generate the additional insurance business that was transferred to the property and casualty insurance subsidiaries on January 1, 2005. However, due to the fact that acquisition expenses, which include commissions, are deferred and amortized to expense as the related premiums are earned, all of the $6,519,000 of commission expense was capitalized as a deferred policy acquisition cost, and was amortized to expense as the unearned premiums became earned to properly match acquisition expenses and premium income.

For the reinsurance segment, the acquisition expense ratio decreased to 22.4 percent for the three months ended March 31, 2006 from 25.8 percent for the same period in 2005. This decline reflects Employers Mutual’s reduced participation in the MRB pool and the revised terms of the quota share agreement. The impact of these changes was partially offset by an increase in contingent commission expense from the MRB pool, despite Employers Mutual’s reduced participation in this pool.

The reinsurance subsidiary recognized $1,343,000 of commission income in the first quarter of 2006 in connection with Employers Mutual’s reduced participation in the MRB pool. This commission income reimbursed the reinsurance subsidiary for expenses previously incurred to generate the insurance business that was transferred to the new assuming members of the MRB pool on January 1, 2006. However, this commission income was partially offset by $688,000 of deferred policy acquisition cost that was amortized to expense in the first quarter of 2006 as a result of Employers Mutual’s reduced participation in the MRB pool.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

The revised terms of the quota share agreement also contributed to the reduction in the acquisition expense ratio for the first quarter of 2006. The previous terms of the quota share agreement provided for a 4.50 percent override commission payment to Employers Mutual as compensation for the cap on losses assumed per event, which generated $956,000 of commission expense in the first quarter of 2005. Effective January 1, 2006, the reinsurance subsidiary no longer pays this override commission, and instead pays a 10.5 percent premium charge. Had the revised terms been in place in the first quarter of 2005, the acquisition expense ratio would have been approximately 2.7 percentage points lower after giving consideration to the changes in acquisition and other expenses, premiums earned, and implications on the calculation of the deferred policy acquisition cost asset.

Investment results

Net investment income increased 31.9 percent to $11,778,000 for the three months ended March 31, 2006 from $8,932,000 for the same period in 2005. This increase is primarily attributed to the fact that the $107,801,000 in cash received from Employers Mutual in the first quarter of 2005 in connection with the change in pool participation has been fully invested.

The Company reported net realized investment gains of $1,845,000 for the three months ended March 31, 2006 compared to $728,000 for the same period in 2005. The majority of the realized investment gains of 2006 are from the Company’s common stock investments. The Company recognized a $45,000 other-than-temporary impairment loss in the first quarter of 2006 on an investment in Ford Motor Company common stock. No other-than-temporary impairment losses were recognized during the first three months of 2005.

Income tax

Income tax expense increased 117.9 percent to $8,895,000 for the three months ended March 31, 2006 from $4,082,000 for the same period in 2005. The effective tax rate for the three months ended March 31, 2006 was 31.6 percent compared to 28.0 percent for the same period of 2005. The increase in the effective tax rate reflects the large increase in pre-tax income relative to the amount of tax-exempt interest income earned in the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations as they come due. The Company had negative cash flows from operations of $6,702,000 during the first three months of 2006 compared to of positive cash flows from operations of $110,725,000 for the first three months of 2005. Included in cash flows from operations for the first three months of 2005 is $107,801,000 received from Employers Mutual in connection with the change in pool participation. Excluding this amount, cash flows from operations for the first three months of 2005 amounted to $2,924,000. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims. These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity. The negative cash flow from operations during the first three months of 2006 is generally attributed to a large amount of claim payments on 2005 hurricane losses. When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies. In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. As of March 31, 2006, the Company did not have any significant variations between the maturity dates of its investments and the expected payments of its loss and settlement expense reserves.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

The Company is a holding company whose principal assets are its investments in its insurance subsidiaries. As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet its obligations and to pay cash dividends to its stockholders. State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval. The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2006 without prior regulatory approval is approximately $40,058,000. The Company received $2,250,000 and $1,357,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $2,189,000 and $2,039,000 in the first three months of 2006 and 2005, respectively.

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

The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to pay claims and expenses. The remainder of the investment portfolio, excluding investments in equity securities and other long-term investments, is invested in securities with maturities that approximate the anticipated liabilities of the insurance written. At March 31, 2006, approximately 50 percent of the Company’s fixed maturity securities were in U.S. government or U.S. government agency issued securities. A variety of maturities are maintained in the Company’s portfolio to assure adequate liquidity. The maturity structure of the fixed maturity investments is also established by the relative attractiveness of yields on short, intermediate and long-term securities. The Company does not invest in high-yield, non-investment grade debt securities; however, limited exceptions have been made to this policy when the Company participated in investment transactions with other entities within the EMC Insurance Companies in order to recognize a current income tax benefit.

The Company considers itself to be a long-term investor and generally purchases fixed maturity investments with the intent to hold them to maturity. Despite this intent, the Company currently classifies purchases of fixed maturity investments as available-for-sale to provide flexibility in the management of the investment portfolio. The Company had unrealized holding gains, net of deferred taxes, on fixed maturity securities available-for-sale totaling $2,400,000 and $7,988,000 at March 31, 2006 and December 31, 2005, respectively. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as changing conditions warrant.

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

The Company held $3,533,000 and $4,270,000 in minority ownership interests in limited partnerships and limited liability companies at March 31, 2006 and December 31, 2005, respectively. The Company does not hold any other unregistered securities.

The Company’s cash balance was $420,000 and $333,000 at March 31, 2006 and December 31, 2005, respectively.

Employers Mutual contributed $15,000,000 to the pension plan in 2005, and plans to contribute approximately $13,000,000 to the pension plan in 2006 (no contributions were made during the first three months of either 2006 or 2005). The Company reimbursed Employers Mutual $4,575,000 for its share of the pension contribution in 2005 (none of which was paid in the first three months of 2005). Employers Mutual contributed $5,120,000 to the postretirement benefit plans in 2005 (including $943,000 during the first three months of 2005), and expects to contribute approximately $4,777,000 to the postretirement benefit plan in 2006 ($1,050,000 of which was contributed during the first three months of 2006). The Company reimbursed Employers Mutual $1,459,000 for its share of the postretirement benefit plan contribution in 2005 (including $269,000 during the first three months of 2005) and $299,000 during the first three months of 2006. In 2005 the Company received reimbursement from Employers Mutual for a net $722,000 of pension assets and $2,518,000 of postretirement benefit liabilities transferred to it in connection with the change in pool participation.

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations. For the Company’s insurance subsidiaries, capital resources are required to support premium writings. Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one. All of the Company’s insurance subsidiaries were well under this guideline at March 31, 2006.

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
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

The Company had total cash and invested assets with a carrying value of $939.7 million and $950.1 million as of March 31, 2006 and December 31, 2005, respectively. The following table summarizes the Company’s cash and invested assets as of the dates indicated:

	March 31, 2006
			Percent of
	Amortized	Fair	Total at	Carrying
($ in thousands)	Cost	Value	Fair Value	Value
Fixed maturity securities held-to-maturity	$ 19,730	$ 19,966	2.1%	$ 19,730
Fixed maturity securities available-for-sale	763,141	766,833	81.6%	766,833
Equity securities available-for-sale	68,321	99,803	10.6%	99,803
Cash	420	420	-	420
Short-term investments	49,342	49,342	5.3%	49,342
Other long-term investments	3,533	3,533	0.4%	3,533
	$ 904,487	$ 939,897	100.0%	$ 939,661

	December 31, 2005
			Percent of
	Amortized	Fair	Total at	Carrying
($ in thousands)	Cost	Value	Fair Value	Value
Fixed maturity securities held-to-maturity	$ 19,794	$ 20,179	2.1%	$ 19,794
Fixed maturity securities available-for-sale	782,767	795,056	83.6%	795,056
Equity securities available-for-sale	66,116	93,343	9.8%	93,343
Cash	333	333	-	333
Short-term investments	37,346	37,346	4.0%	37,346
Other long-term investments	4,270	4,270	0.5%	4,270
	$ 910,626	$ 950,527	100.0%	$ 950,142

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

The amortized cost and estimated fair value of fixed maturity and equity securities at March 31, 2006 were as follows:

Held-to-Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
U.S. treasury securities and obligations of
U.S. government corporations and agencies	$ 19,004	$ 186	$ -	$ 19,190
Mortgage-backed securities	726	50	-	776
Total securities held-to-maturity	$ 19,730	$ 236	$ -	$ 19,966

	Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
U.S. treasury securities and obligations of
U.S. government corporations and agencies	$ 371,392	$ 6	$ 7,928	$ 363,470
Obligations of states and political subdivisions	252,786	8,507	226	261,067
Mortgage-backed securities	19,386	985	133	20,238
Public utility securities	6,004	356	-	6,360
Debt securities issued by foreign governments	7,010	77	93	6,994
Corporate securities	106,563	3,487	1,346	108,704
Total fixed maturity securities	763,141	13,418	9,726	766,833

Common stocks	64,821	32,015	593	96,243
Non-redeemable preferred stocks	3,500	60	-	3,560
Total equity securities	68,321	32,075	593	99,803
Total securities available-for-sale	$ 831,462	$ 45,493	$ 10,319	$ 866,636

The Company’s insurance and reinsurance subsidiaries have $36 million of surplus notes issued to Employers Mutual. These surplus notes have an annual interest rate of 3.09 percent and do not have a maturity date. Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile. The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries. The Company’s subsidiaries incurred interest expense of $278,000 in the first three months of both 2006 and 2005 on these surplus notes. At December 31, 2005, the Company’s subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2005.

As of March 31, 2006, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations

The Company recorded a $45,000 other-than-temporary impairment loss in the first quarter of 2006 on an investment in Ford Motor Company common stock. No other-than-temporary impairment losses were recognized during the first three months of 2005. At March 31, 2006, the Company had unrealized losses on held-to-maturity and available-for-sale securities as presented in the table below. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services. None of these securities are considered to be in concentrations by either security type or industry. The Company uses several factors to determine whether the carrying value of an individual security has been other-than-temporarily impaired. Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. Based on these factors, and the Company’s ability and intent to hold the fixed maturity securities until maturity, it was determined that the carrying value of these securities was not other-than-temporarily impaired at March 31, 2006. Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are other-than-temporary, the Company’s earnings would be reduced by approximately $6,707,000, net of tax; however, the Company’s financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of March 31, 2006.

Description of securities	Fair value	Unrealized losses
($ in thousands)
Fixed maturity securities:
Less than six months	$ 137,528	$ 1,907
Six to twelve months	248,626	6,404
Twelve months or longer	35,181	1,415
Total fixed maturity securities	421,335	9,726

Equity securities:
Less than six months	10,387	477
Six to twelve months	551	66
Twelve months or longer	650	50
Total equity securities	11,588	593

Total temporarily
impaired securities	$ 432,923	$ 10,319

The Company held two series of General Motors Acceptance Corporation fixed maturity securities that were considered non-investment grade at March 31, 2006, one of which was carried at an unrealized loss before tax of $625,000. All other non-investment grade fixed maturity securities held at March 31, 2006 (Great Lakes Chemical Corporation, Sears Roebuck Acceptance Corporation and US Freightways Corporation) were in an unrealized gain position. The Company does not purchase non-investment grade securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase. Limited exceptions have been made to this policy when the Company participated in investment transactions with other entities within the EMC Insurance Companies in order to recognize a current income tax benefit.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

Following is a schedule of gross realized losses recognized in 2006 along with the associated book values and sales prices aged according to the length of time the underlying securities were in an unrealized loss position. This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc. The Company’s equity portfolio is managed on a “tax-aware” basis, which generally results in sales of securities at a loss to offset sales of securities at a gain, thus minimizing the Company’s income tax expense. Fixed maturity securities were not included in the schedule since no realized losses were recognized on these investments stemming from disposals other than corporate actions. Fixed maturity securities are generally held until maturity.

	Book	Sales	Gross
($ in thousands)	value	price	realized loss
Equity securities:
Three months or less	$ 4,171	$ 3,757	$ 414
Over three months to six months	682	596	86
Over six months to nine months	138	100	38
Over nine months to twelve months (1)	45	-	45
Over twelve months	-	-	-
	$ 5,036	$ 4,453	$ 583

(1) Represents the $45,000 other-than-temporary impairment loss recognized in the first quarter of 2006 on an investment in Ford Motor Company common stock (original book value of $158,000 to an impaired book value of $113,000.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

The following table reflects the Company’s contractual obligations as of March 31, 2006. Included in the table are the estimated payments that the Company expects to make in the settlement of its loss reserves and with respect to its long-term debt. One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014. Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2017. All lease costs are included as expenses under the pooling agreement after allocation of the portion of these expenses to the subsidiaries that do not participate in the pooling agreement. The table reflects the Company’s current 30.0 percent aggregate participation in the pooling agreement. The Company’s contractual obligation for long-term debt did not change from that presented in the Company’s 2005 Form 10-K.

	Payments due by period
		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
Contractual Obligations	($ in thousands)
Loss and settlement expense
reserves (1)	537,485	$ 219,562	$ 196,128	$ 69,336	$ 52,459
Long term debt (2)	36,000	-	-	-	36,000
Interest expense on
long term debt (3)	11,124	1,112	2,225	2,225	5,562
Real estate operating leases	8,920	1,017	2,587	2,242	3,074
Total	$ 593,529	$ 221,691	$ 200,940	$ 73,803	$ 97,095

(1)

The amounts presented are estimates of the dollar amounts and time period in which the Company expects to pay out its gross loss and settlement expense reserves. These amounts are based on historical payment patterns and do not represent actual contractual obligations. The actual payment amounts and the related timing of those payments could differ significantly from these estimates.

(2)

Long-term debt reflects the surplus notes issued by the Company’s insurance subsidiaries to Employers Mutual, which have no maturity date. Excluded from long-term debt are pension and other postretirement benefit obligations.

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

Estimated guaranty fund assessments of $1,153,000 and $1,493,000, which are used by states to pay claims of insolvent insurers domiciled in that state, have been accrued as of March 31, 2006 and December 31, 2005, respectively. The guaranty fund assessments are expected to be paid over the next two years with premium tax offsets of $1,500,000 expected to be realized within ten years of the payments. Estimated second injury fund assessments of $1,649,000 and $1,872,000, which are designed to encourage employers to employ a worker with a pre-existing disability, have been accrued as of March 31, 2006 and December 31, 2005, respectively. The second injury fund assessment accruals are based on projected loss payments. The periods over which the assessments will be paid is not known.

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

Two categories of influences on market risk exist as it relates to financial instruments. First are systematic aspects, which relate to the investing environment and are out of the control of the investment manager. Second are non-systematic aspects, which relate to the construction of the investment portfolio through investment policies and decisions, and are under the direct control of the investment manager. The Company is committed to controlling non-systematic risk through sound investment policies and diversification.

Further analysis of the components of the Company’s market risk (including interest rate risk, equity price risk, credit quality risk, and prepayment risk) can be found in the Company’s 2005 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first three months of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended March 31, 2006:

Issuer Purchases of Equity Securities
				(c) Total number		(d) Maximum number
	(a) Total		(b) Average	of shares (or		(or approximate dollar
	number of		price	units) purchased		value) of shares
	shares		paid	as part of publicly		(or units) that may yet
	(or units)		per share	announced plans		be purchased under
Period	purchased		(or unit)	or programs		the plans or programs

1/1/06 - 1/31/06	145	(1)	$ 20.28	-	(2)	$ 6,064,169

2/1/06 - 2/28/06	308	(1)	22.80	-	(2)	6,064,169

3/1/06 - 3/31/06	1,089	(1)	26.31	-	(2)	6,064,169

Total	1,542		$ 25.04	-		$ 6,064,169

(1) 145, 308 and 1,089 shares were purchased in the open market in January, February and March, respectively, under the Company’s dividend reinvestment and common stock purchase plan.

(2) On May 12, 2005 the Company announced that its parent company, Employers Mutual Casualty Company, had initiated a $15 million stock purchase program under which Employers Mutual would purchase shares of the Company’s common stock in the open market. This purchase program was effective immediately and does not have an expiration date.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President & Chief Executive Officer

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and
Chief Financial Officer

Date: May 10, 2006

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit number	Item	Page number

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	41

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	42

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	43

32.2	Certification of the Senior Vice President and Chief Financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	44