Form 10-Q
period 2006-06-30
EMC INSURANCE GROUP INC
filed 2006-08-09
CIK 356130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common stock, $1.00 par value	13,728,219

Total pages	50

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

PART II	OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 4.	Submissions of Matters to a Vote of Security Holders	44
Item 6.	Exhibits	44

Signatures	45

Index to Exhibits	46

PART I.          FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost
(fair value $8,917,452 and $18,287,704)	$ 8,804,993	$ 17,927,478
Securities available-for-sale, at fair value
(amortized cost $736,752,143 and $740,845,145)	733,000,761	753,399,943
Fixed maturity securities on loan:
Securities held-to-maturity, at amortized cost
(fair value $10,903,406 and $1,891,504)	10,901,088	1,866,928
Securities available-for-sale, at fair value
(amortized cost $28,946,474 and $41,922,225)	28,347,643	41,656,150
Equity securities available-for-sale, at fair value
(cost $70,703,689 and $66,115,755)	96,373,067	93,343,172
Other long-term investments, at cost	2,901,957	4,269,566
Short-term investments, at cost	51,551,412	37,345,456
Total investments	931,880,921	949,808,693

Balances resulting from related party transactions with
Employers Mutual:
Reinsurance receivables	40,705,138	46,372,087
Prepaid reinsurance premiums	4,685,637	4,846,084
Deferred policy acquisition costs	32,653,655	34,106,217
Defined benefit retirement plan, prepaid asset	4,469,184	5,633,370
Other assets	4,126,629	2,281,025
Indebtedness of related party	1,552,476	-
Cash	264,020	333,048
Accrued investment income	11,076,191	10,933,046
Accounts receivable (net of allowance for uncollectible
accounts of $0 and $0)	656,555	211,595
Deferred income taxes	21,155,257	13,509,369
Goodwill, at cost less accumulated amortization
of $2,616,234 and $2,616,234	941,586	941,586
Securities lending collateral	40,641,563	44,705,501
Total assets	$ 1,094,808,812	$ 1,113,681,621

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2006	2005
LIABILITIES
Balances resulting from related party transactions with
Employers Mutual:
Losses and settlement expenses	$ 540,318,572	$ 544,051,061
Unearned premiums	154,206,368	160,693,288
Other policyholders' funds	5,803,510	5,359,116
Surplus notes payable	36,000,000	36,000,000
Indebtedness to related party	-	19,899,329
Employee retirement plans	14,547,105	13,681,388
Other liabilities	20,793,260	21,764,259

Income taxes payable	3,922,353	5,644,516
Securities lending obligation	40,641,563	44,705,501
Total liabilities	816,232,731	851,798,458

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000
shares; issued and outstanding, 13,727,542
shares in 2006 and 13,642,705 shares in 2005	13,727,542	13,642,705
Additional paid-in capital	106,543,454	104,800,407
Accumulated other comprehensive income	13,642,005	25,470,039
Retained earnings	144,663,080	117,970,012
Total stockholders' equity	278,576,081	261,883,163
Total liabilities and stockholders' equity	$ 1,094,808,812	$ 1,113,681,621

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

All balances presented below, with the exception of net investment income, realized investment gains and income tax expense (benefit), are the result of related party transactions with Employers Mutual.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES
Premiums earned	$ 98,217,921	$ 104,202,209	$ 193,710,119	$ 205,496,279
Investment income, net	11,368,427	10,200,537	23,146,873	19,132,247
Realized investment gains	2,187,894	833,237	4,032,769	1,561,679
Other income	224,333	147,574	332,893	243,670
	111,998,575	115,383,557	221,222,654	226,433,875
LOSSES AND EXPENSES
Losses and settlement expenses	60,111,798	73,543,676	108,529,827	136,386,684
Dividends to policyholders	1,739,425	791,213	2,731,143	2,342,072
Amortization of deferred policy acquisition costs	22,494,421	23,721,250	43,991,550	46,207,961
Other underwriting expenses	10,240,598	10,191,685	19,671,195	19,091,761
Interest expense	278,100	278,100	556,200	556,200
Other expense	628,716	508,390	1,078,453	914,520
	95,493,058	109,034,314	176,558,368	205,499,198

Income before income tax expense	16,505,517	6,349,243	44,664,286	20,934,677

INCOME TAX EXPENSE (BENEFIT)
Current	5,526,842	1,807,444	14,862,847	7,285,837
Deferred	(835,851)	(618,859)	(1,276,946)	(2,014,414)
	4,690,991	1,188,585	13,585,901	5,271,423

Net income	$ 11,814,526	$ 5,160,658	$ 31,078,385	$ 15,663,254

Net income per common share
-basic and diluted	$ 0.86	$ 0.38	$ 2.27	$ 1.15

Dividend per common share	$ 0.16	$ 0.15	$ 0.32	$ 0.30

Average number of common shares outstanding
-basic and diluted	13,718,236	13,602,194	13,690,586	13,593,652

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$ 11,814,526	$ 5,160,658	$ 31,078,385	$ 15,663,254

OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) arising
during the period, before deferred
income tax expense (benefit)	(11,667,837)	12,225,986	(14,164,206)	5,710,808
Deferred income tax expense (benefit)	(4,083,742)	4,279,094	(4,957,472)	1,998,783
	(7,584,095)	7,946,892	(9,206,734)	3,712,025

Reclassification adjustment for gains
included in net income, before
income tax expense	(2,187,894)	(833,237)	(4,032,769)	(1,561,679)
Income tax expense	765,763	291,633	1,411,469	546,588
	(1,422,131)	(541,604)	(2,621,300)	(1,015,091)

Other comprehensive income (loss)	(9,006,226)	7,405,288	(11,828,034)	2,696,934

Total comprehensive income	$ 2,808,300	$ 12,565,946	$ 19,250,351	$ 18,360,188

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 31,078,385	$ 15,663,254
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Balances resulting from related party transactions
with Employers Mutual:
Losses and settlement expenses	(3,732,489)	22,750,975
Unearned premiums	(6,486,920)	(1,590,709)
Other policyholders' funds	444,394	(508,984)
Indebtedness to related party	(21,451,805)	(13,771,074)
Employee retirement plans	2,029,903	1,853,560
Reinsurance receivables	5,666,949	(2,899,773)
Prepaid reinsurance premiums	160,447	42,639
Commission payable	(5,101,480)	(6,726,327)
Interest payable	(556,200)	(556,200)
Prepaid assets	(1,841,532)	(1,354,089)
Deferred policy acquisition costs	1,452,562	324,645
Other, net	(317,392)	545,257

Accrued investment income	(143,145)	(853,778)
Accrued income tax:
Current	(1,722,163)	872,859
Deferred	(1,276,946)	(2,014,414)
Realized investments gains	(4,032,769)	(1,561,679)
Accounts receivable	(444,960)	3,532
Amortization of premium/discount on securities	401,977	523,858
	(36,951,569)	(4,919,702)
Cash provided by the change in the property
and casualty insurance subsidiaries' pool
participation percentage	-	107,801,259
Net cash (used in) provided by operating activities	$ (5,873,184)	$ 118,544,811

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Six months ended June 30,
	2006	2005
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities
held-to-maturity	$ 75,320	$ 9,206,464
Purchases of fixed maturity securities
available-for-sale	(35,631,726)	(358,351,306)
Disposals of fixed maturity securities
available-for-sale	57,672,591	247,787,328
Purchases of equity securities
available-for-sale	(23,428,331)	(22,288,869)
Disposals of equity securities
available-for-sale	22,512,082	22,098,307
Purchases of other long-term investments	(300,000)	(729,000)
Disposals of other long-term investments	1,667,609	572,276
Net purchases of short-term investments	(14,205,956)	(12,885,371)
Net cash provided by (used in) investing activities	8,361,589	(114,590,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Balances resulting from related party transactions
with Employers Mutual:
Issuance of common stock through Employers
Mutual's stock option plans	1,827,884	711,825
Dividends paid to Employers Mutual	(2,490,352)	(2,212,203)
Dividends paid to Employers Mutual
(reimbursement for non-GAAP expense)	-	(136,025)

Dividends paid to public stockholders	(1,894,965)	(1,867,367)
Net cash used in financing activities	(2,557,433)	(3,503,770)

NET INCREASE (DECREASE) IN CASH	(69,028)	450,870
Cash at the beginning of the year	333,048	61,088
Cash at the end of the quarter	$ 264,020	$ 511,958

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

The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.

Certain amounts previously reported in prior years’ consolidated financial statements have been reclassified to conform to current year presentation.

In reading these financial statements, reference should be made to the Company’s 2005 Form 10-K or the 2005 Annual Report to Shareholders for more detailed footnote information.

2.	QUOTA SHARE AGREEMENT

Effective January 1, 2006, the terms of the quota share agreement between Employers Mutual and the reinsurance subsidiary were revised. The majority of the changes were prompted by the significant amount of hurricane losses retained by Employers Mutual during the severe 2005 hurricane season; however, other changes were made to simplify and clarify the terms and conditions of the quota share agreement. The revised terms of the quota share agreement for 2006 are as follows: (1) the reinsurance subsidiary’s retention, or cap, on losses assumed per event increased from $1,500,000 to $2,000,000; (2) the cost of the $2,000,000 cap on losses assumed per event will be treated as a reduction to written premiums rather than commission expense; (3) the reinsurance subsidiary will no longer directly pay for the outside reinsurance protection that Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business it retains in excess of the cap, and will instead pay a higher premium rate (previously accounted for as commission); and (4) the reinsurance subsidiary will assume all foreign currency exchange risk/benefit associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement. For 2006, the premium rate paid by the reinsurance subsidiary to Employers Mutual is 10.5 percent of written premiums. The corresponding rate for 2005 was approximately 8.5 percent (4.5 percent override commission rate plus approximately 4.0 percent for the cost of the outside reinsurance protection).

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

3.	REINSURANCE

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months and six months ended June 30, 2006 and 2005 is presented below.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Premiums written
Direct	$ 44,395,380	$ 45,533,224	$ 87,852,063	$ 90,717,045
Assumed from nonaffiliates	932,834	1,507,248	2,107,148	2,588,161
Assumed from affiliates	103,977,802	109,997,649	197,422,609	241,956,689
Ceded to nonaffiliates	(6,308,909)	(5,378,211)	(12,798,517)	(11,330,529)
Ceded to affiliates	(44,395,380)	(45,533,224)	(87,852,063)	(90,717,045)
Net premiums written	$ 98,601,727	$ 106,126,686	$ 186,731,240	$ 233,214,321

Premiums earned
Direct	$ 49,041,921	$ 46,471,335	$ 93,988,022	$ 92,947,584
Assumed from nonaffiliates	1,086,769	1,492,071	2,304,177	2,280,501
Assumed from affiliates	103,662,749	108,197,734	204,364,908	213,570,331
Ceded to nonaffiliates	(6,531,597)	(5,487,596)	(12,958,966)	(10,354,553)
Ceded to affiliates	(49,041,921)	(46,471,335)	(93,988,022)	(92,947,584)
Net premiums earned	$ 98,217,921	$ 104,202,209	$ 193,710,119	$ 205,496,279

Losses and settlement expenses incurred
Direct	$ 23,348,843	$ 42,503,944	$ 40,400,300	$ 68,177,685
Assumed from nonaffiliates	893,518	234,254	1,800,233	4,220,633
Assumed from affiliates	61,171,060	78,877,065	111,956,411	147,467,971
Ceded to nonaffiliates	(1,952,780)	(5,567,643)	(5,226,817)	(15,301,920)
Ceded to affiliates	(23,348,843)	(42,503,944)	(40,400,300)	(68,177,685)
Net losses and settlement
expenses incurred	$ 60,111,798	$ 73,543,676	$ 108,529,827	$ 136,386,684

For 2006, premiums written and earned assumed from affiliates, and losses and settlement expenses incurred assumed from affiliates, reflect a reduction in Employers Mutual’s participation in the Mutual Reinsurance Bureau (MRB) pool. The board of directors of the MRB pool approved the admission of Kentucky Farm Bureau Mutual and Country Mutual Insurance Company as new assuming companies to the pool effective January 1, 2006. This reduced Employers Mutual’s participation in the pool from a one-third share to an approximate one-fifth share (Country Mutual is only assuming property exposures). The premiums written assumed from affiliates and net premiums written amounts for the six months ended June 30, 2006 also include a negative $3,440,024 portfolio adjustment related to this change in participation.

In 2005, the Company’s aggregate participation interest in the pooling agreement increased from 23.5 percent to 30.0 percent. The premiums written assumed from affiliates and net premiums written amounts for the six months ended June 30, 2005 include a $29,630,612 portfolio adjustment increase related to this change in pool participation.

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

Employers Mutual maintains two separate stock option plans for the benefit of officers and key employees of Employers Mutual and its subsidiaries. A total of 1,000,000 shares have been reserved for issuance under the 1993 Employers Mutual Casualty Company Incentive Stock Option Plan (1993 Plan) and a total of 1,500,000 shares of the Company’s common stock have been reserved for the 2003 Employers Mutual Casualty Company Incentive Stock Option Plan (2003 Plan).

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share-Based Payment,” which is a revision of SFAS No. 123 (as amended by SFAS 148) “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method, which requires compensation expense to be recorded for all options granted after the date of adoption as well as for existing options for which the requisite service has not been rendered as of the date of adoption. The modified-prospective method does not require restatement of prior periods to reflect the impact of SFAS 123(R). There was no initial change to net income or total stockholders’ equity upon the adoption of SFAS 123(R). As a result of adopting SFAS 123(R), the Company recognized compensation expense of $42,362 and $97,371 (gross and net of tax) for the three months and six months ended June 30, 2006.

Prior to January 1, 2006, under the provisions of APB 25, the Company did not recognize any compensation expense from the operation of Employers Mutual’s stock option plans since the exercise price of the options was equal to the fair value of the stock on the date of grant. The statutory-basis compensation expense that was paid by the Company’s subsidiaries to Employers Mutual ($29,378 and $136,025 for the three months and six months ended June 30, 2005) was reclassified as a dividend payment to Employers Mutual in these GAAP-basis financial statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

The following table illustrates the effect on net income and net income per share for the three months and six months ended June 30, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 (as amended by SFAS 148) “Accounting for Stock-Based Compensation” to Employers Mutual’s stock option plans:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005

Net income, as reported	$ 5,160,658	$ 15,663,254
Deduct: Total stock-based employee
compensation expense determined under
the fair value method for all awards
vesting in the current calendar year	39,727	58,885
Pro forma net income	$ 5,120,931	$ 15,604,369

Net income per share:
Basic and diluted -
As reported	$ 0.38	$ 1.15
Pro forma	$ 0.38	$ 1.15

During the first six months of 2006, 188,175 options were granted under the 2003 Plan to eligible participants at a price of $24.60 and 124,897 options were exercised under the plans at prices ranging from $9.25 to $22.28. A summary of the activity under Employers Mutual’s incentive stock option plans for the six months ended June 30, 2006 is as follows:

	Six months ended June 30, 2006
			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Options	price	term (years)	value
Outstanding, beginning of year	733,999	$ 16.50
Granted	188,175	24.60
Exercised	(124,897)	12.80
Forfeited	-	-
Expired	(1,800)	13.25
Outstanding, June 30, 2006	795,477	19.00	7.34	$ 7,411,826

Exercisable, Jume 30, 2006	307,877	$ 15.25	5.18	$ 4,023,643

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 amounted to $3.93 and $4.57, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions used for the grants:

	2006	2005
Dividend yield	2.60%	3.10%
Expected volatility	18.5% - 23.5%	26.10%
Weighted-average volatility	22.60%	26.10%
Risk-free interest rate	4.45% - 4.72%	4.21%
Expected term (years)	0.25 - 6.20	6.60

The expected term of the options for 2006 was estimated using historical data adjusted to remove the effects of options that were exercised prior to the normal vesting period due to the option holder’s retirement. The expected term of options granted to individuals eligible to retire prior to the completion of the normal vesting period has been adjusted to reflect the potential accelerated vesting period. This produced a weighted average term of 3.63 years.

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

At June 30, 2006, the Company’s portion of the total compensation cost related to non-vested awards not yet recognized under Employers Mutual’s incentive stock option plans was $529,114, with a 1.93 year weighted-average period over which the compensation expense is expected to be recognized.

The Company’s portion of the total intrinsic value of options exercised under Employers Mutual’s incentive stock option plans was $178,589 and $29,378 for the three months and $490,889 and $136,025 for the six months ended June 30, 2006 and 2005, respectively. As stated earlier, under the terms of the pooling and quota share agreements these amounts were paid to Employers Mutual and the Company received the full fair value for all shares issued under these plans.

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

Summarized financial information for the Company’s segments is as follows:

	Property and
Three months ended	casualty		Parent
June 30, 2006	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 79,895,345	$ 18,322,576	$ -	$ 98,217,921

Underwriting gain	2,634,354	997,325	-	3,631,679
Net investment income	8,428,243	2,875,891	64,293	11,368,427
Realized investment gains	1,852,727	335,167	-	2,187,894
Other income	207,499	16,834	-	224,333
Interest expense	193,125	84,975	-	278,100
Other expenses	466,678	(2,015)	164,053	628,716
Income (loss) before income
tax expense (benefit)	$ 12,463,020	$ 4,142,257	$ (99,760)	$ 16,505,517

	Property and
Three months ended	casualty		Parent
June 30, 2005	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 81,177,327	$ 23,024,882	$ -	$ 104,202,209

Underwriting gain (loss)	(5,735,276)	1,689,661	-	(4,045,615)
Net investment income	7,488,089	2,665,174	47,274	10,200,537
Realized investment gains	811,547	21,690	-	833,237
Other income	147,574	-	-	147,574
Interest expense	193,125	84,975	-	278,100
Other expenses	247,520	-	260,870	508,390
Income (loss) before income
tax expense (benefit)	$ 2,271,289	$ 4,291,550	$ (213,596)	$ 6,349,243

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

	Property and
Six months ended	casualty		Parent
June 30, 2006	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 157,638,116	$ 36,072,003	$ -	$ 193,710,119

Underwriting gain	16,794,989	1,991,415	-	18,786,404
Net investment income	17,092,187	5,945,722	108,964	23,146,873
Realized investment gains	3,383,768	649,001	-	4,032,769
Other income	316,059	16,834	-	332,893
Interest expense	386,250	169,950	-	556,200
Other expenses	726,585	-	351,868	1,078,453
Income (loss) before income
tax expense (benefit)	$ 36,474,168	$ 8,433,022	$ (242,904)	$ 44,664,286

Assets	$ 827,294,803	$ 264,453,957	$ 278,703,929	$ 1,370,452,689
Eliminations	-	-	(272,795,791)	(272,795,791)
Reclassifications	(101,648)	(2,402,759)	(343,679)	(2,848,086)
Net assets	$ 827,193,155	$ 262,051,198	$ 5,564,459	$ 1,094,808,812

	Property and
Six months ended	casualty		Parent
June 30, 2005	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 160,895,599	$ 44,600,680	$ -	$ 205,496,279

Underwriting gain (loss)	(530,802)	1,998,603	-	1,467,801
Net investment income	13,829,570	5,160,451	142,226	19,132,247
Realized investment gains (losses)	1,678,661	(116,982)	-	1,561,679
Other income	243,670	-	-	243,670
Interest expense	386,250	169,950	-	556,200
Other expenses	418,849	-	495,671	914,520
Income (loss) before income
tax expense (benefit)	$ 14,416,000	$ 6,872,122	$ (353,445)	$ 20,934,677

Assets	$ 822,693,417	$ 242,515,255	$ 243,582,599	$ 1,308,791,271
Eliminations	-	-	(238,613,022)	(238,613,022)
Reclassifications	-	(3,355,653)	(38,269)	(3,393,922)
Net assets	$ 822,693,417	$ 239,159,602	$ 4,931,308	$ 1,066,784,327

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three months and six months ended June 30, 2006 and 2005, by line of insurance.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Property and casualty insurance segment
Commercial lines:
Automobile	$ 17,741,165	$ 18,185,219	$ 35,281,236	$ 36,054,833
Property	15,137,083	15,128,760	30,165,479	29,669,873
Workers' compensation	16,127,402	15,926,218	30,492,645	31,611,452
Liability	16,890,986	16,519,775	33,606,033	32,606,022
Other	2,021,761	1,750,556	3,944,429	3,415,554
Total commercial lines	67,918,397	67,510,528	133,489,822	133,357,734

Personal lines:
Automobile	6,340,386	7,600,848	12,816,706	15,229,441
Property	5,482,378	5,914,455	11,024,990	12,010,087
Liability	154,184	151,496	306,598	298,337
Total personal lines	11,976,948	13,666,799	24,148,294	27,537,865
Total property and casualty insurance	$ 79,895,345	$ 81,177,327	$ 157,638,116	$ 160,895,599

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$ 2,569,137	$ 4,457,519	$ 6,061,651	$ 9,975,056
Property	4,301,373	5,269,390	6,794,488	8,693,975
Crop	111,103	348,477	57,501	404,015
Casualty	276,435	133,035	698,192	425,685
Marine/Aviation	1,556,498	1,882,729	3,534,023	3,257,147
Total pro rata reinsurance	8,814,546	12,091,150	17,145,855	22,755,878

Excess-of-loss reinsurance:
Property	6,502,434	5,887,829	12,690,875	13,620,902
Casualty	3,005,775	5,035,776	6,236,617	8,237,567
Surety	(179)	10,127	(1,344)	(13,667)
Total excess-of-loss reinsurance	9,508,030	10,933,732	18,926,148	21,844,802
Total reinsurance	$ 18,322,576	$ 23,024,882	$ 36,072,003	$ 44,600,680

Consolidated	$ 98,217,921	$ 104,202,209	$ 193,710,119	$ 205,496,279

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

6.	INCOME TAXES

The actual income tax expense for the three and six months ended June 30, 2006 and 2005 differed from the “expected” tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Computed "expected" tax
expense	$ 5,776,931	$ 2,222,235	$ 15,632,500	$ 7,327,137

Increases (decreases) in
tax resulting from:
Tax-exempt interest
income	(1,079,732)	(1,099,410)	(2,165,343)	(2,187,106)
Proration of tax-exempt
interest and dividends
received deduction	176,593	176,918	360,246	347,720
Other, net	(182,801)	(111,158)	(241,502)	(216,328)
Income tax expense	$ 4,690,991	$ 1,188,585	$ 13,585,901	$ 5,271,423

7.	EMPLOYEE RETIREMENT PLANS

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Pension plans:
Service cost	$ 2,127,017	$ 1,872,977	$ 4,254,034	$ 3,745,954
Interest cost	2,109,469	1,947,072	4,218,938	3,894,144
Expected return on plan assets	(2,503,819)	(2,220,757)	(5,007,638)	(4,441,514)
Amortization of net loss	294,765	204,905	589,530	409,810
Amortization of prior service costs	110,722	111,864	221,444	223,728
Net periodic pension benefit cost	$ 2,138,154	$ 1,916,061	$ 4,276,308	$ 3,832,122

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Postretirement benefit plans:
Service cost	$ 1,236,397	$ 1,039,981	$ 2,472,794	$ 2,079,962
Interest cost	1,244,894	1,018,762	2,489,788	2,037,524
Expected return on plan assets	(335,436)	(272,282)	(670,872)	(544,564)
Amortization of net loss	170,127	10,023	340,254	20,046
Net periodic postretirement
benefit cost	$ 2,315,982	$ 1,796,484	$ 4,631,964	$ 3,592,968

Pension expense allocated to the Company amounted to $657,909 and $1,315,821 for the three months and six months ended June 30, 2006 compared to $587,002 and $1,174,004 for the same periods in 2005.

Postretirement benefit expense allocated to the Company amounted to $664,007 and $1,328,013 for the three months and six months ended June 30, 2006 compared to $512,544 and $1,025,088 for the same periods in 2005.

Employers Mutual plans to contribute approximately $13,000,000 to the defined benefit retirement plan and $4,777,000 to the postretirement benefit plans’ VEBA trusts in 2006. As of June 30, 2006, Employers Mutual has not made a contribution to the pension plan and has contributed $4,200,000 to the postretirement benefit plans’ VEBA trusts.

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
CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

COMPANY OVERVIEW

EMC Insurance Group Inc., a 56.7 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing 81.4 percent of consolidated premiums earned during the first six months of 2006. For purposes of this discussion, the term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the “EMC Insurance Companies.”

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

Effective January 1, 2006, the terms of the quota share agreement between Employers Mutual and the reinsurance subsidiary were revised. The majority of the changes were prompted by the significant amount of hurricane losses retained by Employers Mutual during the severe 2005 hurricane season; however, other changes were made to simplify and clarify the terms and conditions of the quota share agreement. The revised terms of the quota share agreement for 2006 are as follows: (1) the reinsurance subsidiary’s maximum retention, or cap, on losses assumed per event increased from $1,500,000 to $2,000,000; (2) the cost of the $2,000,000 cap on losses assumed per event will be treated as a reduction to written premiums, rather than commission expense; (3) the reinsurance subsidiary will no longer directly pay for the outside reinsurance protection that Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business it retains in excess of the cap, and will instead pay a higher premium rate (previously accounted for as commission); and (4) the reinsurance subsidiary will assume all foreign currency exchange risk/benefit associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement. For 2006, the premium rate paid by the reinsurance subsidiary to Employers Mutual is 10.5 percent of written premiums. The corresponding rate for 2005 was approximately 8.5 percent (4.5 percent override commission rate plus approximately 4.0 percent for the cost of the outside reinsurance protection).

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

Form 10-K.

MANAGEMENT ISSUES AND PERSPECTIVES

Management was focused on three primary issues of importance to the Company during the first six months of 2006. These issues include balancing profitability and production as the insurance marketplace becomes increasingly competitive, meeting the challenges posed by a significant increase in hurricane frequency and severity, and replacing the reinsurance business lost through Employers Mutual’s reduced participation in the MRB pool and the restructuring of a Lloyd’s of London marine syndicate. These issues are discussed further in the following paragraphs. A discussion of other issues being addressed by management is presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2005

Form 10-K.

The Company’s net written premiums increased significantly in 2005 due to the property and casualty insurance subsidiaries’ increased participation in the pooling agreement; however, net written premiums for the EMC Insurance Companies’ pool declined 1.1 percent in 2005 and 2.4 percent in the first six months of 2006. The Company has experienced a small decline in direct premiums written through its branch offices as a result of increased competition in the marketplace, and an increase in the cost of catastrophe reinsurance coverage. The decline in direct premiums written reflects a moderate reduction in implemented premium rates and a reduction in policy count, most notably in personal lines. Policy retention has remained at high levels over the last several years, but policy count has declined as a result of increased competition for good business and Company initiatives to exit unprofitable business. The Company has several initiatives underway (including improved product management initiatives and technology improvements that will make it easier for agents to do business with the Company) that should begin to positively affect written premiums through the remainder of 2006. In addition, during the first six months of 2006 executive management met individually with each of the sixteen branch managers, held over forty agency sales meetings, met collectively with all field marketing representatives and conducted sales effectiveness training with over two hundred branch underwriting and marketing employees - all for the purpose of discussing the Company’s desire and willingness to write new business. Signs of progress toward this goal are beginning to appear in certain targeted areas and lines of business with new business production increasing moderately in those locations.

To properly address the marketing challenges facing the Company, management has determined that a more formalized process for commercial lines product development is needed. Increased competition in the insurance marketplace has made it increasingly difficult to provide the Company’s 16 branch offices with an effective and efficient means of product development that can respond quickly to changing market conditions. Management has also determined that the sales effectiveness skills of the branch marketing and underwriting personnel must improve in order for the branch offices to take greater advantage of new product opportunities. To achieve these goals, management has hired an outside consulting firm to facilitate the implementation of project “Fusion”. Project Fusion is a three phase project designed to improve both product development and sales effectiveness, and establish a metrics measurement process to analyze the potential of new products and gauge the success of product rollouts. The implementation of Project Fusion is expected to be completed during the third quarter of 2006.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

There was speculation in late 2005 that the severe 2005 hurricane season would spark sizable across-the-board rate increases for all types of reinsurance coverage during the January 2006 renewal period, and that these rate increases might halt, or at least slow, the momentum of declining premium rates in the direct insurance market. Reinsurance pricing has increased, especially for business with coastal exposures, and continues to climb as increased demand for catastrophe coverage puts pressure on available reinsurance capital. However, this increased reinsurance pricing has not resulted in any noticeable firming of prices in the direct insurance market. Reinsurance rates are expected to continue to increase during 2006, but these increases are not expected to influence the direct market. As a result, rate competition is expected to continue in the direct market during 2006 and may intensify somewhat in the Midwestern states, where the Company does most of its business, as insurance companies attempt to reduce their coastal exposures while maintaining premium growth.

Hurricanes Katrina, Rita and Wilma produced a record amount of losses for the insurance and reinsurance industries in 2005. The Company had exposure to these hurricanes in both the property and casualty insurance segment and the reinsurance segment; however, net losses associated with these events were mitigated by a properly structured catastrophe reinsurance program protecting the pool participants, and the reinsurance subsidiary’s cap on losses assumed per event under the quota share agreement with Employers Mutual. As previously noted, Employers Mutual retained a significant amount of hurricane losses under the quota share agreement in 2005, which prompted changes in both the terms and pricing of the agreement for 2006. Similarly, the catastrophe reinsurance program protecting the pool participants contains some modifications for 2006. While the pool participants were able to renew the first layer of the catastrophe reinsurance program (95 percent of occurrence losses in excess of $10,000,000 up to $20,000,000), coverage was reduced for this layer through the addition of an annual aggregate deductible (95 percent of $10,000,000). In addition, the top limit of the program was increased from $100,000,000 to $110,000,000 effective January 1, 2006.

As a result of the record amount of hurricane losses generated by Hurricanes Katrina and Rita in 2005, the catastrophe modeling tools used by insurance and reinsurance companies to evaluate their reinsurance needs are being revised. These revisions are expected to result in a significant increase in the amount of insured exposures contained in hurricane prone areas. In anticipation of the release of these revised models, and considering the fact that the pool participants have a concentration of risks susceptible to hurricane damage in Rhode Island and that reinsurance pricing was still considered reasonable at the time, management decided to purchase an additional layer of catastrophe reinsurance coverage effective May 1, 2006. This increased the top limit of the catastrophe reinsurance program to $150,000,000 for 2006. In total, the cost of the catastrophe reinsurance program increased approximately 58 percent in 2006 (additional cost of approximately $1,063,000 for the Company). It should be noted that the new layer added to the program (covering losses of the pool from $90,000,000 to $125,000,000) contains an exclusion of coverage for losses occurring in the states of Florida and California, which was deemed acceptable since premium writings in those states account for only a small fraction of the pool’s total direct insurance business.

Effective January 1, 2006, Employers Mutual’s participation in the MRB pool was reduced through the addition of two new assuming companies to that pool. During 2005, the MRB pool consisted of three assuming companies who shared the reinsurance business equally. The increase in the number of assuming companies will have a negative impact on the reinsurance subsidiary’s earned premiums in 2006 as the pool business will be split between more participants; however, the addition of the new companies will strengthen MRB’s surplus base and should favorably impact future marketing efforts. For calendar year 2005, the reinsurance subsidiary’s earned premiums from the MRB pool totaled approximately $40 million. Based on current production estimates, it is estimated that the reinsurance subsidiary’s 2006 earned premiums from the MRB pool will decline to approximately $20 million. In addition, effective January 1, 2006, Employers Mutual is no longer participating in a Lloyd’s of London marine syndicate due to a restructuring of that program. The loss of this account will reduce the reinsurance subsidiary’s earned premiums by approximately $4.0 million in 2006 and an additional $1.0 to $2.0 million in the first quarter of 2007. Increased pricing and the addition of several new accounts during 2006 will partially offset the loss of this business, and Employers Mutual is attempting to replace the remainder of the lost business through increased participation in other programs.

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

Form 10-K.

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three months and six months ended June 30, 2006 and 2005 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2006	2005	2006	2005
Property and Casualty Insurance
Premiums earned	$ 79,895	$ 81,177	$ 157,638	$ 160,895
Losses and settlement expenses	46,966	59,119	82,606	106,250
Acquisition and other expenses	30,296	27,794	58,238	55,177
Underwriting gain (loss)	$ 2,633	$ (5,736)	$ 16,794	$ (532)

Loss and settlement expense ratio	58.8%	72.9%	52.4%	66.0%
Acquisition expense ratio	37.9%	34.2%	36.9%	34.3%
Combined ratio	96.7%	107.1%	89.3%	100.3%

Losses and settlement expenses (1):
Insured events of current year	$ 61,484	$ 56,629	$ 101,420	$ 110,353
(Decrease) increase in provision for insured
events of prior years	(14,518)	2,490	(18,814)	(4,103)
Total losses and settlement expenses	$ 46,966	$ 59,119	$ 82,606	$ 106,250

Catastrophe and storm losses	$ 4,759	$ 5,776	$ 6,698	$ 7,540

(1) The allocation of incurred losses and settlement expenses between events associated with the current accident year and events associated with prior accident years for the three months and six months ended June 30, 2006 reflect an adjustment in the factors utilized to allocate the direct incurred but not reported (IBNR) reserve by accident year. For a detailed analysis of this issue, see the discussion under “Losses and settlement expenses – IBNR reserve accident year allocation factors.”

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2006	2005	2006	2005
Reinsurance
Premiums earned	$ 18,323	$ 23,025	$ 36,072	$ 44,601
Losses and settlement expenses	13,146	14,425	25,924	30,137
Acquisition and other expenses	4,179	6,910	8,156	12,465
Underwriting gain	$ 998	$ 1,690	$ 1,992	$ 1,999

Loss and settlement expense ratio	71.7%	62.7%	71.9%	67.6%
Acquisition expense ratio	22.9%	30.0%	22.6%	27.9%
Combined ratio	94.6%	92.7%	94.5%	95.5%

Losses and settlement expenses:
Insured events of current year	$ 14,969	$ 14,865	$ 28,486	$ 29,870
(Decrease) increase in provision for insured
events of prior years	(1,823)	(440)	(2,562)	267
Total losses and settlement expenses	$ 13,146	$ 14,425	$ 25,924	$ 30,137

Catastrophe and storm losses	$ 3	$ 205	$ 204	$ 1,066

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2006	2005	2006	2005
Consolidated
REVENUES
Premiums earned	$ 98,218	$ 104,202	$ 193,710	$ 205,496
Net investment income	11,369	10,200	23,147	19,132
Realized investment gains	2,188	834	4,033	1,562
Other income	224	148	333	244
	111,999	115,384	221,223	226,434
LOSSES AND EXPENSES
Losses and settlement expenses	60,112	73,544	108,530	136,387
Acquisition and other expenses	34,475	34,704	66,394	67,642
Interest expense	278	278	556	556
Other expense	629	509	1,079	915
	95,494	109,035	176,559	205,500

Income before income tax expense	16,505	6,349	44,664	20,934
Income tax expense	4,691	1,189	13,586	5,271
Net income	$ 11,814	$ 5,160	$ 31,078	$ 15,663

Net income per share	$ 0.86	$ 0.38	$ 2.27	$ 1.15

Loss and settlement expense ratio	61.2%	70.6%	56.0%	66.4%
Acquisition expense ratio	35.1%	33.3%	34.3%	32.9%
Combined ratio	96.3%	103.9%	90.3%	99.3%

Losses and settlement expenses (1):
Insured events of current year	$ 76,453	$ 71,494	$ 129,906	$ 140,223
(Decrease) increase in provision for insured
events of prior years	(16,341)	2,050	(21,376)	(3,836)
Total losses and settlement expenses	$ 60,112	$ 73,544	$ 108,530	$ 136,387

Catastrophe and storm losses	$ 4,762	$ 5,981	$ 6,902	$ 8,606

(1) The allocation of incurred losses and settlement expenses between events associated with the current accident year and events associated with prior accident years for the three months and six months ended June 30, 2006 reflect an adjustment in the factors utilized to allocate the property and casualty insurance segment’s IBNR reserve by accident year. For a detailed analysis of this issue, see the discussion under “Losses and settlement expenses – IBNR reserve accident year allocation factors.”

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

Net income increased significantly to $11,814,000 ($0.86 per share) and $31,078,000 ($2.27 per share) for the three months and six months ended June 30, 2006 from $5,160,000 ($0.38 per share) and $15,663,000 ($1.15 per share) for the same periods in 2005. These large increases are attributed to a significant improvement in underwriting results and, to a lesser extent, an increase in investment income, including realized investment gains. For the three months and six months ended June 30, 2006, the Company generated underwriting profits of $3,631,000 and $18,786,000, respectively, which include favorable development on prior years’ direct case loss reserves stemming from final settlements of claims in the property and casualty insurance segment of approximately $7,680,000 and $18,930,000, respectively. The reinsurance segment also reported favorable development on prior years’ reserves of $1,823,000 and $2,562,000 for the three months and six months ended June 30, 2006. In comparison, the Company had an underwriting loss of $4,046,000 for the three months ended June 30, 2005 (with $2,050,000 of adverse development on prior years’ reserves) and an underwriting gain of $1,467,000 for the six months ended June 30, 2005 (with $3,836,000 of favorable development on prior years’ reserves). The Company’s underlying book of business in the property and casualty insurance segment continued to perform exceptionally well during the second quarter and premium rates are still considered adequate in most lines of business; however, the moderate rate reductions that have been implemented during the last two years are beginning to have an impact on profitability. The increase in investment income is primarily attributed to the fact that the $107,801,000 in cash received from Employers Mutual in the first quarter of 2005 in connection with the change in pool participation has been fully invested.

Premiums Earned

Premiums earned decreased 5.7 percent to $98,218,000 and $193,710,000 for both the three months and six months ended June 30, 2006 from $104,202,000 and $205,496,000 for the same periods in 2005. These decreases are primarily attributed to the reinsurance segment and are associated with Employers Mutual’s reduced participation in the MRB pool and the revised terms of the quota share agreement with Employers Mutual. The property and casualty insurance segment also experienced a slight decline in earned premiums during the first six months of 2006. On an overall basis, rate competition increased in the property and casualty insurance marketplace during the first half of 2006 and management expects market conditions to remain competitive for the remainder of the year, assuming no significant market altering catastrophic events. Consequently, the Company’s overall rate level is expected to continue to decline moderately during the remainder of 2006.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

Premiums earned for the property and casualty insurance segment decreased 1.6 percent and 2.0 percent to $79,895,000 and $157,638,000 for the three months and six months ended June 30, 2006 from $81,177,000 and $160,895,000 for the same periods in 2005. These decreases reflect a decline in premium rates, a reduction in policy count and an increase in the cost of the Company’s outside reinsurance coverage. Increased rate competition during 2005 and the first half of 2006 has resulted in the implementation of moderate premium rate reductions, increased use of discretionary credits in commercial lines business and a decline in policy count in both commercial and personal lines of business. Due to the timing of policy renewals and the earning of premiums ratably over the terms of the underlying policies, a time delay exists for implemented rate changes (both increases and decreases) to have a noticeable impact on premiums earned. Premium rates are still considered adequate in most lines of business, but the impact of the recent rate reductions will increase as the year progresses. The Company is attempting to address the loss of policy count through various measures including programs geared towards small businesses and enhanced automation to make it easier and more efficient for agents to do business with the Company. There were signs of progress toward this objective during the first half of 2006 as new business policy counts increased, retention rates remained high, and the rate of decline in total policy count slowed. During the first six months of 2006, commercial lines new business premium increased approximately 20.9 percent and personal lines new business premium increased approximately 5.6 percent. It should be noted that commercial lines new business premium was relatively low in the first six months of 2005. As a result, the large increase reported for the first six months of 2006 is somewhat misleading and should be considered in context. Overall policy retention was up slightly to 86.5 percent in commercial lines, 83.1 percent for personal property and 83.9 percent for personal auto. In light of current rate levels and the quality of the Company’s book of business, management is receptive to opportunities to write new business, but continues to stress profitability over production.

Premiums written for the property and casualty insurance segment decreased 17.6 percent to $156,708,000 for the six months ended June 30, 2006 from $190,207,000 for the same period in 2005. This large decrease reflects a $29,631,000 portfolio adjustment that was recorded in the first quarter of 2005 in connection with the increased participation in the pooling agreement. Excluding this portfolio adjustment, written premiums declined 2.4 percent in the first six months of 2006.

Premiums earned for the reinsurance segment decreased 20.4 percent and 19.1 percent to $18,323,000 and $36,072,000 for the three months and six months ended June 30, 2006 from $23,025,000 and $44,601,000 for the same periods in 2005. These decreases are attributed to a decline in MRB premiums and the revised terms of the quota share agreement with Employers Mutual. The decrease in MRB premiums is primarily due to the addition of two new participants to the pool (an increase from three in 2005 to five in 2006), but also reflects a reduction in the amount of business produced by MRB. In total, MRB earned premiums declined by $4,720,000 and $7,256,000 for the three months and six months ended June 30, 2006 from the same periods in 2005. In conjunction with Employers Mutual’s reduced participation in the MRB pool, the reinsurance subsidiary recorded a negative $3,440,000 portfolio adjustment in its written premiums in the first quarter of 2006. Including this adjustment, MRB written premiums declined by $4,848,000 and $11,698,000 for the three months and six months ended June 30, 2006 from the same periods in 2005.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

In accordance with the revised terms of the quota share agreement, Employers Mutual retained 10.5 percent of the assumed written premiums subject to cession to the reinsurance subsidiary during the first six months of 2006 as compensation for the $2,000,000 cap on losses assumed per event (reduction in premiums written and earned of $1,944,000 and $3,522,000 for the three months and six months ended June 30, 2006). In addition, the reinsurance subsidiary’s earned premiums reflect a reduction of $66,000 and $508,000 for the three months and six months ended June 30, 2006 associated with the runoff of the unearned premium remaining from the 2005 arrangement, whereby the reinsurance subsidiary directly paid for the outside reinsurance protection that Employers Mutual purchased to protect itself from catastrophic losses on the assumed reinsurance business it retained in excess of the cap. In total, the reinsurance subsidiary’s earned premiums were reduced by $2,011,000 and $4,031,000 for the three months and six months ended June 30, 2006. For comparative purposes, the reinsurance subsidiary’s cost for the $1,500,000 cap on losses assumed per event totaled $1,902,000 and $3,774,000 for the three months and six months ended June 30, 2005 (reduction in premiums earned of $922,000 and $1,838,000 plus override commission expense of $980,000 and $1,936,000). In total, the revised terms of the quota share agreement reduced the reinsurance subsidiary’s earned premiums by $1,089,000 and $2,193,000 and written premiums by $374,000 and $1,242,000 for the three months and six months ended June 30, 2006 from the same periods in 2005. As a percentage of gross earned premiums, the cost of the cap protection totaled 10.1 percent for the first six months of 2006 compared to 8.1 percent for the first six months of 2005.

Losses and settlement expenses

IBNR reserve accident year allocation factors

The allocation of incurred losses and settlement expenses between events associated with the current accident year and events associated with prior accident years for the three months and six months ended June 30, 2006 reflects an adjustment in the factors utilized to allocate the property and casualty insurance segment’s direct IBNR reserve by accident year. Following is a more detailed discussion of this issue.

An IBNR reserve is established at the end of each quarter for every line of business. For financial reporting purposes, this IBNR reserve is allocated to the various loss accident years using actuarially determined factors. After analyzing the accident year allocation of the IBNR reserve for the last several years, management noted that at the beginning of a new calendar year an insufficient amount of the IBNR reserve appeared to be allocated to prior accident years. In other words, the IBNR reserve allocated to the various accident years at the end of recent calendar years appeared to be released too quickly during the subsequent calendar year. For calendar year 2005, this contributed to favorable development on prior years’ reserves in the first quarter, with adverse development on prior years’ reserves occurring in the second quarter.

To address this situation for 2006, management adjusted the IBNR reserve accident year allocation factors so that a larger portion of the March 31, 2006 IBNR reserve was retained in the prior accident years, with a correspondingly smaller amount allocated to the current accident year. A similar, but smaller, adjustment was made in the IBNR reserve accident year allocation factors utilized at June 30, 2006.

It is important to note that the adjustments made to the IBNR reserve accident year allocation factors did not have any impact on the net income amounts reported for 2006. The only impact of this change in accident year allocation factors is that the reported amount of favorable development experienced on prior years’ reserves was $10,752,000 less in the first quarter, and was $5,392,000 greater in the second quarter, than what would have been reported had the factors not been adjusted. Conversely, the current accident year results were $10,752,000 better in the first quarter, and $5,392,000 worse in the second quarter, than would have been experienced had the factors not been adjusted, resulting in no affect on net income.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

Following is a reconciliation of the development on prior years’ reserves for the property and casualty insurance segment from what would have been reported had the IBNR reserve accident year allocation factors not been adjusted to the amounts reported in the Company’s financial results for the first and second quarters of 2006.

			Six months
	Three months ended		ended
($ in thousands)	March 31, 2006	June 30, 2006	June 30, 2006
Property and Casualty Insurance Segment
(Favorable) adverse development experienced
on prior years':
Direct case loss reserves	$ (11,250)	$ (7,680)	$ (18,930)
Direct IBNR reserves	(1,347)	(460)	(1,807)
Direct settlement expense reserves	(3,239)	(1,016)	(4,255)
Assumed and ceded reinsurance, net	788	30	818

Amount of favorable development on prior years'
reserves that would have been reported had the
IBNR reserve accident year allocation factors
not been adjusted	(15,048)	(9,126)	(24,174)

Adverse (favorable) development on prior years'
reserves resulting from the adjustment of the
IBNR reserve accident year allocation factors
on:
IBNR reserves	9,305	(4,672)	4,633
Settlement expense reserves	1,447	(720)	727
Total	10,752	(5,392)	5,360

Reported amount of favorable development
experienced on prior years' reserves after the
adjustment in the IBNR reserve accident year
allocation factors	$ (4,296)	$ (14,518)	$ (18,814)

As of June 30, 2006, there is $4,633,000 of IBNR reserves and $727,000 of settlement expense reserves above the actuarial indications remaining in the prior accident years due to the utilization of the adjusted IBNR accident year allocation factors. It is currently management’s intention to eliminate this adjustment by September 30, 2006. If this adjustment is eliminated, it will generate $5,360,000 of reported favorable development on prior years’ reserves in the third quarter of 2006. There will be no impact on third quarter net income from the elimination of this adjustment as the current accident year results will increase by the same $5,360,000.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

Losses and settlement expenses

Losses and settlement expenses decreased 18.3 percent and 20.4 percent to $60,112,000 and $108,530,000 for the three months and six months ended June 30, 2006 from $73,544,000 and $136,387,000 for the same periods in 2005. The loss and settlement expense ratio declined to 61.2 percent and 56.0 percent for the three months and six months ended June 30, 2006 from 70.6 percent and 66.4 percent for the same periods in 2005.

The loss and settlement expense ratio for the property and casualty insurance segment decreased to 58.8 percent and 52.4 percent for the three months and six months ended June 30, 2006 from 72.9 percent and 66.0 percent for the same periods in 2005. This improvement is attributed to $7,680,000 and $18,930,000 of favorable development experienced on direct case loss reserves stemming from final settlements of claims during the three months and six months ended June 30, 2006, as well as good loss experience in the underlying book of business. The favorable development on prior years’ direct case loss reserves occurred primarily in the other liability and workers’ compensation lines of business. Overall loss frequency continued to trend downward during the first six months of 2006, but this benefit was largely offset by an increase in claim severity.

The loss and settlement expense ratio for the reinsurance segment increased to 71.7 percent and 71.9 percent for the three months and six months ended June 30, 2006 from 62.7 percent and 67.6 percent for the same periods in 2005. These increases are primarily attributed to the revised terms of the quota share agreement with Employers Mutual whereby the full cost of the $2,000,000 cap on losses assumed per event for 2006 is recorded as a reduction of premiums. It should be noted that much of the increase in the 2006 loss and settlement expense ratio is offset by a decline in the acquisition expense ratio due to the elimination of the override commission.

Acquisition and other expenses

Acquisition and other expenses decreased 0.7 percent and 1.8 percent to $34,475,000 and $66,394,000 for the three months and six months ended June 30, 2006 from $34,704,000 and $67,642,000 for the same periods in 2005. These decreases are primarily attributed to the reinsurance segment and reflect Employers Mutual’s reduced participation in the MRB pool and the revised terms of the quota share agreement. The acquisition expense ratio increased to 35.1 percent and 34.3 percent for the three months and six months ended June 30, 2006 from 33.3 percent and 32.9 percent for the same periods in 2005, primarily as a result of higher salary and hurricane assessment costs, and the decline in premium income.

For the property and casualty insurance segment, the acquisition expense ratio increased to 37.9 percent and 36.9 percent for the three months and six months ended June 30, 2006 from 34.2 percent and 34.3 percent for the same periods in 2005. These increases are attributed to an increase in salary costs, assessments from the Mississippi Windstorm Underwriting Association related to Hurricane Katrina, and a decline in premium income. It should be noted that hurricane related assessments, including the Mississippi Windstorm Underwriting Association assessment, are recoverable from reinsurers and are included as a reduction of losses (reflected in the loss and settlement expense ratio).

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

For the reinsurance segment, the acquisition expense ratio decreased to 22.9 percent and 22.6 percent for the three months and six months ended June 30, 2006 from 30.0 percent and 27.9 percent for the same periods in 2005. These declines reflect Employers Mutual’s reduced participation in the MRB pool and the revised terms of the quota share agreement. Also contributing to the decline in the acquisition expense ratio for the three months ended June 30, 2006 was a large decrease in contingent commission expense reported by the MRB pool.

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

The revised terms of the quota share agreement contributed to the reduction in the acquisition expense ratio for both the three months ended and the six months ended June 30, 2006. The previous terms of the quota share agreement provided for a 4.5 percent override commission payment to Employers Mutual as compensation for the cap on losses assumed per event, which generated $979,000 and $1,935,000 of commission expense for the three months and six months ended June 30, 2005. Effective January 1, 2006, the reinsurance subsidiary no longer pays this override commission, and instead pays a 10.5 percent premium charge. Had the revised terms been in place in 2005, the acquisition expense ratio would have been approximately 3.1 and 2.6 percentage points lower for the three months and six months ended June 30, 2005 after giving consideration to the changes in acquisition and other expenses, premiums earned, and implications on the calculation of the deferred policy acquisition cost asset.

Investment results

Net investment income increased 11.5 percent and 21.0 percent to $11,369,000 and $23,147,000 for the three months and six months ended June 30, 2006 from $10,200,000 and $19,132,000 for the same periods in 2005. These increases are primarily attributed to the fact that the $107,801,000 in cash received from Employers Mutual in the first quarter of 2005 in connection with the change in pool participation has been fully invested. In addition, the Company has benefited from higher rates of return on its fixed maturity securities.

The Company reported net realized investment gains of $2,188,000 and $4,033,000 for the three months and six months ended June 30, 2006 compared to $834,000 and $1,562,000 for the same periods in 2005. The majority of the realized investment gains of 2006 are from the Company’s equity portfolio. The Company recognized a $45,000 other-than-temporary impairment loss in the first quarter of 2006 on an investment in Ford Motor Company common stock. No other-than-temporary impairment losses were recognized during the first six months of 2005.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

Income tax

Income tax expense increased 294.5 percent and 157.7 percent to $4,691,000 and $13,586,000 for the three months and six months ended June 30, 2006 from $1,189,000 and $5,271,000 for the same periods in 2005. The effective tax rate for the three months and six months ended June 30, 2006 was 28.4 percent and 30.4 percent compared to 18.7 percent and 25.2 percent for the same periods in 2005. The increase in the effective tax rates reflects the large increase in pre-tax income earned during these periods relative to the amount of tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations as they come due. The Company had negative cash flows from operations of $5,873,000 during the first six months of 2006 compared to of positive cash flows from operations of $118,545,000 for the first six months of 2005. Included in cash flows from operations for the first six months of 2005 is $107,801,000 received from Employers Mutual in connection with the change in pool participation. Excluding this amount, cash flows from operations for the first six months of 2005 amounted to $10,744,000. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims. These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity. The negative cash flow from operations during the first six months of 2006 is attributed to an increase in income tax payments and a decrease in the cash flow from the reinsurance segment. When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies. In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. As of June 30, 2006, the Company did not have any significant variations between the maturity dates of its investments and the expected payments of its loss and settlement expense reserves.

The Company is a holding company whose principal assets are its investments in its insurance subsidiaries. As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet its obligations and to pay cash dividends to its stockholders. State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval. The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2006 without prior regulatory approval is approximately $40,058,000. The Company received $5,000,000 and $3,086,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $4,385,000 and $4,080,000 in the first six months of 2006 and 2005, respectively.

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

The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to pay claims and expenses. At June 30, 2006, approximately 50 percent of the Company’s fixed maturity securities were in U.S. government or U.S. government agency issued securities. A variety of maturities are maintained in the Company’s portfolio to assure adequate liquidity. The maturity structure of the fixed maturity securities is also established by the relative attractiveness of yields on short, intermediate and long-term securities. The Company does not invest in high-yield, non-investment grade debt securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

The Company considers itself to be a long-term investor and generally purchases fixed maturity securities with the intent to hold them to maturity. Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of the investment portfolio. The Company had an unrealized holding loss, net of deferred taxes, on fixed maturity securities available-for-sale totaling $2,828,000 at June 30, 2006, compared to an unrealized holding gain, net of deferred taxes, of $7,988,000 at December 31, 2005. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as changing conditions warrant.

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

The Company participates in a securities lending program administered by Mellon Bank, N.A. whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time. The Company receives a fee for each security loaned out under this program and requires initial collateral, primarily cash, equal to 102 percent of the market value of the loaned securities. The cash collateral that secures the Company’s loaned securities is invested in a Delaware business trust that is managed by Mellon Bank. The earnings from this trust are used, in part, to pay the fee the Company receives for each security loaned under the program.

The Company held $2,902,000 and $4,270,000 of minority ownership interests in limited partnerships and limited liability companies at June 30, 2006 and December 31, 2005, respectively. The Company does not hold any other unregistered securities.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

The Company’s cash balance was $264,000 and $333,000 at June 30, 2006 and December 31, 2005, respectively.

Employers Mutual plans to contribute approximately $13,000,000 to the pension plan and $4,777,000 to the postretirement benefit plan in 2006. During the first six months of 2006, no contributions were made to the pension plan and $4,200,000 was contributed to the postretirement benefit plans. The Company reimbursed Employers Mutual $1,198,000 during the first six months of 2006 for its share of the postretirement benefit plans contribution.

Employers Mutual contributed $15,000,000 to the pension plan and $5,120,000 to the postretirement benefit plans in 2005. During the first six months of 2005, no contributions were made to the pension plan and $3,770,000 was contributed to the postretirement benefit plans. The Company reimbursed Employers Mutual $4,575,000 for its share of the pension contribution in 2005 (no reimbursement was paid in the first six months of 2005) and $1,459,000 for its share of the postretirement benefit plans contribution in 2005 (including $1,074,000 during the first six months of 2005). In 2005 the Company received reimbursement from Employers Mutual for a net $722,000 of pension assets and $2,518,000 of postretirement benefit liabilities transferred to it in connection with the change in pool participation.

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations. For the Company’s insurance subsidiaries, capital resources are required to support premium writings. Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one. All of the Company’s insurance subsidiaries were well under this guideline at June 30, 2006.

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
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

The Company had total cash and invested assets with a carrying value of $932.1 million and $950.1 million as of June 30, 2006 and December 31, 2005, respectively. The following table summarizes the Company’s cash and invested assets as of the dates indicated:

	June 30, 2006
			Percent of
	Amortized	Fair	Total at	Carrying
($ in thousands)	Cost	Value	Fair Value	Value
Fixed maturity securities held-to-maturity	$ 19,706	$ 19,821	2.1%	$ 19,706
Fixed maturity securities available-for-sale	765,699	761,348	81.7%	761,348
Equity securities available-for-sale	70,704	96,373	10.4%	96,373
Cash	264	264	-	264
Short-term investments	51,551	51,551	5.5%	51,551
Other long-term investments	2,902	2,902	0.3%	2,902
	$ 910,826	$ 932,259	100.0%	$ 932,144

	December 31, 2005
			Percent of
	Amortized	Fair	Total at	Carrying
($ in thousands)	Cost	Value	Fair Value	Value
Fixed maturity securities held-to-maturity	$ 19,794	$ 20,179	2.1%	$ 19,794
Fixed maturity securities available-for-sale	782,767	795,056	83.6%	795,056
Equity securities available-for-sale	66,116	93,343	9.8%	93,343
Cash	333	333	-	333
Short-term investments	37,346	37,346	4.0%	37,346
Other long-term investments	4,270	4,270	0.5%	4,270
	$ 910,626	$ 950,527	100.0%	$ 950,142

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

The amortized cost and estimated fair value of fixed maturity and equity securities at June 30, 2006 were as follows:

Held-to-Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
U.S. treasury securities and obligations of
U.S. government corporations and agencies	$ 18,998	$ 73	$ 1	$ 19,070
Mortgage-backed securities	708	43	-	751
Total securities held-to-maturity	$ 19,706	$ 116	$ 1	$ 19,821

	Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
U.S. treasury securities and obligations of
U.S. government corporations and agencies	$ 375,923	$ 6	$ 11,264	$ 364,665
Obligations of states and political subdivisions	251,341	5,758	791	256,308
Mortgage-backed securities	19,013	802	193	19,622
Public utility securities	6,004	207	-	6,211
Debt securities issued by foreign governments	6,975	68	109	6,934
Corporate securities	106,443	2,541	1,376	107,608
Total fixed maturity securities	765,699	9,382	13,733	761,348

Common stocks	67,204	27,943	2,244	92,903
Non-redeemable preferred stocks	3,500	-	30	3,470
Total equity securities	70,704	27,943	2,274	96,373
Total securities available-for-sale	$ 836,403	$ 37,325	$ 16,007	$ 857,721

The Company’s insurance and reinsurance subsidiaries have $36 million of surplus notes issued to Employers Mutual. These surplus notes have an annual interest rate of 3.09 percent and do not have a maturity date. Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile. The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries. The Company’s subsidiaries incurred interest expense of $556,000 in the first six months of both 2006 and 2005 on these surplus notes. At December 31, 2005, the Company’s subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2005.

As of June 30, 2006, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations

The Company recorded a $45,000 other-than-temporary impairment loss in the first quarter of 2006 on an investment in Ford Motor Company common stock. This investment was subsequently disposed of during the second quarter of 2006 at a loss of $17,000 before tax. No other-than-temporary impairment losses were recognized during the three months ended June 30, 2006 or during the first six months of 2005. At June 30, 2006, the Company had unrealized losses on held-to-maturity and available-for-sale securities as presented in the table below. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services. None of these securities are considered to be in concentrations by either security type or industry. The Company uses several factors to determine whether the carrying value of an individual security has been other-than-temporarily impaired. Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. Based on these factors, and the Company’s ability and intent to hold the fixed maturity securities until maturity, it was determined that the carrying value of these securities was not other-than-temporarily impaired at June 30, 2006. Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are other-than-temporary, the Company’s earnings would be reduced by approximately $10,405,000, net of tax; however, the Company’s financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of June 30, 2006.

		Unrealized
Description of securities	Fair value	losses
($ in thousands)
Securities held-to-maturity:
Fixed maturity securities:
Less than six months	$ 1,951	$ 1
Six to twelve months	-	-
Twelve months or longer	-	-
Total temporarily impaired
securities held-to-maturity	$ 1,951	$ 1

Securities available-for-sale:
Fixed maturity securities:
Less than six months	$ 104,509	$ 1,544
Six to twelve months	305,087	10,671
Twelve months or longer	44,562	1,518
Total fixed maturity securities	454,158	13,733

Equity securities:
Less than six months	24,349	2,144
Six to twelve months	234	19
Twelve months or longer	737	111
Total equity securities	25,320	2,274
Total temporarily impaired
securities available-for-sale	$ 479,478	$ 16,007

The Company held two series of General Motors Acceptance Corporation fixed maturity securities that were considered non-investment grade at June 30, 2006, one of which was carried at an unrealized loss before tax of $400,000. The Company’s investment in Sears Roebuck Acceptance Corporation fixed maturity securities were also considered non-investment grade at June 30, 2006 and were carried at an unrealized loss before tax of $19,000. All other non-investment grade fixed maturity securities held at June 30, 2006 (Great Lakes Chemical Corporation and US Freightways Corporation) were in an unrealized gain position. The Company does not purchase non-investment grade securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

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

	Book	Sales	Gross
($ in thousands)	value	price	realized loss
Equity securities:
Three months or less	$ 6,492	$ 5,858	$ 634
Over three months to six months	2,245	1,745	500
Over six months to nine months	138	100	38
Over nine months to twelve months (1)	271	213	58
Over twelve months	157	142	15
	$ 9,303	$ 8,058	$ 1,245

(1) Includes the $45,000 other-than-temporary impairment loss recognized in the first quarter of 2006 on an investment in Ford Motor Company common stock (original book value of $158,000 to an impaired book value of $113,000. This investment was subsequently sold during the second quarter of 2006 at a loss of $17,000 before tax.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

The following table reflects the Company’s contractual obligations as of June 30, 2006. Included in the table are the estimated payments that the Company expects to make in the settlement of its loss reserves and with respect to its long-term debt. One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014. Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2017. All lease costs are included as expenses under the pooling agreement after allocation of the portion of these expenses to the subsidiaries that do not participate in the pooling agreement. The table reflects the Company’s current 30.0 percent aggregate participation in the pooling agreement. The Company’s contractual obligation for long-term debt did not change from that presented in the Company’s 2005 Form 10-K.

	Payments due by period
		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
Contractual Obligations	($ in thousands)
Loss and settlement expense
reserves (1)	$ 540,319	$ 220,721	$ 197,162	$ 69,701	$ 52,735
Long term debt (2)	36,000	-	-	-	36,000
Interest expense on
long term debt (3)	11,124	1,112	2,225	2,225	5,562
Real estate operating leases	8,580	678	2,587	2,242	3,073
Total	$ 596,023	$ 222,511	$ 201,974	$ 74,168	$ 97,370

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

Estimated guaranty fund assessments of $1,394,000 and $1,493,000, which are used by states to pay claims of insolvent insurers domiciled in that state, have been accrued as of June 30, 2006 and December 31, 2005, respectively. The guaranty fund assessments are expected to be paid over the next two years with premium tax offsets of $1,784,000 expected to be realized within ten years of the payments. Estimated second injury fund assessments of $1,647,000 and $1,872,000, which are designed to encourage employers to employ a worker with a pre-existing disability, have been accrued as of June 30, 2006 and December 31, 2005, respectively. The second injury fund assessment accruals are based on projected loss payments. The periods over which the assessments will be paid is not known.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this interpretation will have on the operating results of the Company.

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

(Unaudited)

The main objectives in managing the investment portfolios of the Company are to maximize after-tax investment return while minimizing credit risks, in order to provide maximum support for the underwriting operations. Investment strategies are developed based upon many factors including underwriting results, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are centrally managed by investment professionals and are supervised by the investment committees of the respective boards of directors for each of the Company’s subsidiaries.

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

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

There were no changes in the Company’s internal control over financial reporting that occurred during the first six months of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended June 30, 2006:

Issuer Purchases of Equity Securities
				(c) Total number		(d) Maximum number
	(a) Total		(b) Average	of shares (or		(or approximate dollar
	number of		price	units) purchased		value) of shares
	shares		paid	as part of publicly		(or units) that may yet
	(or units)		per share	announced plans		be purchased under
Period	purchased		(or unit)	or programs		the plans or programs

4/1/06 - 4/30/06	86	(1)	$ 26.18	-	(2)	$ 6,064,169

5/1/06 - 5/31/06	115	(1)	29.35	-	(2)	6,064,169

6/1/06 - 6/30/06	1,172	(1)	26.84	-	(2)	6,064,169

Total	1,373		$ 27.01	-		$ 6,064,169

(1) 86, 115 and 1,172 shares were purchased in the open market in April, May and June, respectively, under the Company’s dividend reinvestment and common stock purchase plan.

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
May 25, 2006

(b)	The following eight persons were elected to serve as directors of the Company for the ensuing year:

Margaret A. Ball	George C. Carpenter, III
David J. Fisher	Bruce G. Kelley
George W. Kochheiser	Raymond A. Michel
Fredrick A. Schiek	Joanne L. Stockdale

(c)	Items voted upon and number of votes cast:

1.	Election of directors:

Nominee	Votes Cast for	Votes Withheld
Margaret A. Ball	13,052,454	244,994
George C. Carpenter, III	13,169,128	128,320
David J. Fisher	13,171,300	126,148
Bruce G. Kelley	13,168,261	129,187
George W. Kochheiser	13,167,626	129,822
Raymond A. Michel	13,169,328	128,120
Fredrick A. Schiek	13,169,392	128,056
Joanne L. Stockdale	13,219,700	77,748

2.	Proposal to ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm of the Company for the year ending December 31, 2006:

For	13,267,229	Against	17,077	Abstain	13,142

(d)	None.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President & Chief Executive Officer

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and
Chief Financial Officer

Date: August 9, 2006

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit number	Item	Page number

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	47

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	48

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	49

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	50