Form 10-Q
period 2006-09-30
EMC INSURANCE GROUP INC
filed 2006-11-09
CIK 356130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2006

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

(515) 345-2902
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common stock, $1.00 par value	13,724,522

Total pages	51

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44

PART II	OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 6.	Exhibits	45

Signatures	46

Index to Exhibits	47

PART I.          FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost
(fair value $5,805,809 and $18,287,704)	$ 5,695,970	$ 17,927,478
Securities available-for-sale, at fair value
(amortized cost $707,695,887 and $740,845,145)	718,800,670	753,399,943
Fixed maturity securities on loan:
Securities held-to-maturity, at amortized cost
(fair value $0 and $1,891,504)	-	1,866,928
Securities available-for-sale, at fair value
(amortized cost $74,223,300 and $41,922,225)	73,659,615	41,656,150
Equity securities available-for-sale, at fair value
(cost $72,170,532 and $66,115,755)	101,797,870	93,343,172
Other long-term investments, at cost	2,225,475	4,269,566
Short-term investments, at cost	54,989,851	37,345,456
Total investments	957,169,451	949,808,693

Balances resulting from related party transactions with
Employers Mutual:
Reinsurance receivables	39,007,606	46,372,087
Prepaid reinsurance premiums	5,509,531	4,846,084
Deferred policy acquisition costs	36,229,151	34,106,217
Defined benefit retirement plan, prepaid asset	3,887,091	5,633,370
Other assets	3,312,739	2,281,025
Indebtedness of related party	22,394,234	-

Cash	186,850	333,048
Accrued investment income	11,528,137	10,933,046
Accounts receivable (net of allowance for uncollectible
accounts of $0 and $0)	262,687	211,595
Deferred income taxes	14,739,535	13,509,369
Goodwill, at cost less accumulated amortization
of $2,616,234 and $2,616,234	941,586	941,586
Securities lending collateral	75,766,743	44,705,501
Total assets	$ 1,170,935,341	$ 1,113,681,621

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2006	2005
LIABILITIES
Balances resulting from related party transactions with
Employers Mutual:
Losses and settlement expenses	$ 538,608,680	$ 544,051,061
Unearned premiums	171,244,923	160,693,288
Other policyholders' funds	6,910,301	5,359,116
Surplus notes payable	36,000,000	36,000,000
Indebtedness to related party	-	19,899,329
Employee retirement plans	14,984,145	13,681,388
Other liabilities	20,786,161	21,764,259

Income taxes payable	6,837,492	5,644,516
Securities lending obligation	75,766,743	44,705,501
Total liabilities	871,138,445	851,798,458

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000
shares; issued and outstanding, 13,733,984
shares in 2006 and 13,642,705 shares in 2005	13,733,984	13,642,705
Additional paid-in capital	106,728,775	104,800,407
Accumulated other comprehensive income	25,894,031	25,470,039
Retained earnings	153,440,106	117,970,012
Total stockholders' equity	299,796,896	261,883,163
Total liabilities and stockholders' equity	$ 1,170,935,341	$ 1,113,681,621

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

All balances presented below, with the exception of net investment income, realized investment gains (losses) and income tax expense (benefit), are the result of related party transactions with Employers Mutual.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES
Premiums earned	$ 95,149,396	$ 103,414,289	$ 288,859,515	$ 308,910,568
Investment income, net	11,641,340	10,573,218	34,788,213	29,705,465
Realized investment gains (losses)	(1,021,377)	1,184,949	3,011,392	2,746,628
Other income	99,312	150,022	432,205	393,692
	105,868,671	115,322,478	327,091,325	341,756,353
LOSSES AND EXPENSES
Losses and settlement expenses	55,839,336	69,590,738	164,369,163	205,977,422
Dividends to policyholders	3,885,873	2,414,677	6,617,016	4,756,749
Amortization of deferred policy acquisition costs	19,786,485	21,549,323	63,778,035	67,757,284
Other underwriting expenses	10,295,721	9,938,592	29,966,916	29,030,353
Interest expense	278,100	278,100	834,300	834,300
Other expense	454,925	339,832	1,533,378	1,254,352
	90,540,440	104,111,262	267,098,808	309,610,460

Income before income tax expense	15,328,231	11,211,216	59,992,517	32,145,893

INCOME TAX EXPENSE (BENEFIT)
Current	4,535,291	3,583,112	19,398,138	10,868,949
Deferred	(181,524)	(700,617)	(1,458,470)	(2,715,031)
	4,353,767	2,882,495	17,939,668	8,153,918

Net income	$ 10,974,464	$ 8,328,721	$ 42,052,849	$ 23,991,975

Net income per common share
-basic and diluted	$ 0.80	$ 0.61	$ 3.07	$ 1.76

Dividend per common share	$ 0.16	$ 0.15	$ 0.48	$ 0.45

Average number of common shares outstanding
-basic and diluted	13,730,067	13,609,562	13,703,746	13,598,955

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$ 10,974,464	$ 8,328,721	$ 42,052,849	$ 23,991,975

OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) arising
during the period, before deferred
income tax expense (benefit)	17,827,894	(4,454,035)	3,663,688	1,256,773
Deferred income tax expense (benefit)	6,239,763	(1,558,911)	1,282,291	439,872
	11,588,131	(2,895,124)	2,381,397	816,901

Reclassification adjustment for (gains)
losses included in net income, before
income tax expense (benefit)	1,021,377	(1,184,949)	(3,011,392)	(2,746,628)
Income tax expense (benefit)	(357,482)	414,732	1,053,987	961,320
	663,895	(770,217)	(1,957,405)	(1,785,308)

Other comprehensive income (loss)	12,252,026	(3,665,341)	423,992	(968,407)

Total comprehensive income	$ 23,226,490	$ 4,663,380	$ 42,476,841	$ 23,023,568

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 42,052,849	$ 23,991,975
Adjustments to reconcile net income to net cash
provided by operating activities:
Balances resulting from related party transactions
with Employers Mutual:
Losses and settlement expenses	(5,442,381)	40,645,527
Unearned premiums	10,551,635	15,243,447
Other policyholders' funds	1,551,185	264,087
Indebtedness to related party	(42,293,563)	(34,628,207)
Employee retirement plans	3,049,036	2,686,949
Reinsurance receivables	7,364,481	(8,897,594)
Prepaid reinsurance premiums	(663,447)	(854,735)
Commission payable	(2,274,088)	(5,286,347)
Interest payable	(278,100)	(278,100)
Prepaid assets	(931,124)	(524,000)
Deferred policy acquisition costs	(2,122,934)	(3,235,264)
Other, net	1,473,500	1,180,579

Accrued investment income	(595,091)	(1,143,091)
Accrued income tax:
Current	1,192,976	4,500,768
Deferred	(1,458,470)	(2,715,031)
Realized investments gains	(3,011,392)	(2,746,628)
Accounts receivable	(51,092)	(10,636)
Amortization of premium/discount on securities	577,744	731,871
	(33,361,125)	4,933,595
Cash provided by the change in the property
and casualty insurance subsidiaries' pool
participation percentage	-	107,801,259
Net cash provided by operating activities	$ 8,691,724	$ 136,726,829

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities
held-to-maturity	$ 14,084,574	$ 9,287,629
Purchases of fixed maturity securities
available-for-sale	(77,986,791)	(474,092,929)
Disposals of fixed maturity securities
available-for-sale	78,733,073	335,442,043
Purchases of equity securities
available-for-sale	(35,753,399)	(33,786,111)
Disposals of equity securities
available-for-sale	32,248,033	32,966,439
Purchases of other long-term investments	(300,000)	(969,000)
Disposals of other long-term investments	2,344,091	2,178,642
Net purchases of short-term investments	(17,644,395)	(2,193,321)
Net cash used in investing activities	(4,274,814)	(131,166,608)

CASH FLOWS FROM FINANCING ACTIVITIES
Balances resulting from related party transactions
with Employers Mutual:
Issuance of common stock through Employers
Mutual's stock option plans	2,019,647	915,842
Dividends paid to Employers Mutual	(3,735,529)	(3,350,951)
Dividends paid to Employers Mutual
(reimbursement for non-GAAP expense)	-	(172,520)

Dividends paid to public stockholders	(2,847,226)	(2,770,774)
Net cash used in financing activities	(4,563,108)	(5,378,403)

NET INCREASE (DECREASE) IN CASH	(146,198)	181,818
Cash at the beginning of the year	333,048	61,088

Cash at the end of the quarter	$ 186,850	$ 242,906

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

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months and nine months ended September 30, 2006 and 2005 is presented below.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Premiums written
Direct	$ 60,258,600	$ 56,596,926	$ 148,110,663	$ 147,313,971
Assumed from nonaffiliates	661,288	1,049,086	2,768,436	3,637,247
Assumed from affiliates	118,737,525	126,697,971	316,160,134	368,654,660
Ceded to nonaffiliates	(7,507,043)	(8,080,144)	(20,305,560)	(19,410,673)
Ceded to affiliates	(60,258,600)	(56,596,926)	(148,110,663)	(147,313,971)
Net premiums written	$ 111,891,770	$ 119,666,913	$ 298,623,010	$ 352,881,234

Premiums earned
Direct	$ 45,795,252	$ 46,696,422	$ 139,783,274	$ 139,644,006
Assumed from nonaffiliates	676,425	1,240,133	2,980,602	3,520,634
Assumed from affiliates	101,156,124	109,356,926	305,521,032	322,927,257
Ceded to nonaffiliates	(6,683,153)	(7,182,770)	(19,642,119)	(17,537,323)
Ceded to affiliates	(45,795,252)	(46,696,422)	(139,783,274)	(139,644,006)
Net premiums earned	$ 95,149,396	$ 103,414,289	$ 288,859,515	$ 308,910,568

Losses and settlement expenses incurred
Direct	$ 25,240,778	$ 44,955,313	$ 65,641,078	$ 113,132,998
Assumed from nonaffiliates	276,012	2,032,655	2,076,245	6,253,288
Assumed from affiliates	55,609,073	75,516,618	167,565,484	222,984,589
Ceded to nonaffiliates	(45,749)	(7,958,535)	(5,272,566)	(23,260,455)
Ceded to affiliates	(25,240,778)	(44,955,313)	(65,641,078)	(113,132,998)
Net losses and settlement
expenses incurred	$ 55,839,336	$ 69,590,738	$ 164,369,163	$ 205,977,422

For 2006, premiums written and earned assumed from affiliates, and losses and settlement expenses incurred assumed from affiliates, reflect a reduction in Employers Mutual’s participation in the Mutual Reinsurance Bureau (MRB) pool. The board of directors of the MRB pool approved the admission of Kentucky Farm Bureau Mutual and Country Mutual Insurance Company as new assuming companies to the pool effective January 1, 2006. This reduced Employers Mutual’s participation in the pool from a one-third share to an approximate one-fifth share (Country Mutual is only assuming property exposures). The premiums written assumed from affiliates and net premiums written amounts for the nine months ended September 30, 2006 also include a negative $3,440,024 portfolio adjustment related to this change in participation.

In 2005, the Company’s aggregate participation interest in the pooling agreement increased from 23.5 percent to 30.0 percent. The premiums written assumed from affiliates and net premiums written amounts for the nine months ended September 30, 2005 include a $29,630,612 portfolio adjustment increase related to this change in pool participation.

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

The Senior Executive Compensation and Stock Option Committee (the “Committee”) of Employers Mutual’s Board of Directors (the “Board”) grants the options and is the administrator of the plans. In 2004, the Company’s Board of Directors established its own Compensation Committee (the “Company Compensation Committee”) and, commencing in 2005, the Company Compensation Committee considered and approved all stock options granted to the Company’s executive officers.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share-Based Payment,” which is a revision of SFAS No. 123 (as amended by SFAS 148) “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method, which requires compensation expense to be recorded for all options granted after the date of adoption as well as for existing options for which the requisite service has not been rendered as of the date of adoption. The modified-prospective method does not require restatement of prior periods to reflect the impact of SFAS 123(R). There was no initial change to net income or total stockholders’ equity upon the adoption of SFAS 123(R). As a result of adopting SFAS 123(R), the Company recognized compensation expense of $42,362 and $139,733 (gross and net of tax) for the three months and nine months ended September 30, 2006.

Prior to January 1, 2006, under the provisions of APB 25, the Company did not recognize any compensation expense from the operation of Employers Mutual’s stock option plans since the exercise price of the options was equal to the fair value of the stock on the date of grant. The statutory-basis compensation expense that was paid by the Company’s subsidiaries to Employers Mutual ($36,495 and $172,520 for the three months and nine months ended September 30, 2005) was reclassified as a dividend payment to Employers Mutual in these GAAP-basis financial statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

The following table illustrates the effect on net income and net income per share for the three months and nine months ended September 30, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 (as amended by SFAS 148) “Accounting for Stock-Based Compensation” to Employers Mutual’s stock option plans:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

Net income, as reported	$ 8,328,721	$ 23,991,975
Deduct: Total stock-based employee
compensation expense determined under
the fair value method for all awards
vesting in the current calendar year	29,398	88,283
Pro forma net income	$ 8,299,323	$ 23,903,692

Net income per share:
Basic and diluted -
As reported	$ 0.61	$ 1.76
Pro forma	$ 0.61	$ 1.76

During the first nine months of 2006, 188,175 options were granted under the 2003 Plan to eligible participants at a price of $24.60 and 132,557 options were exercised under the plans at prices ranging from $9.25 to $22.28. A summary of the activity under Employers Mutual’s incentive stock option plans for the nine months ended September 30, 2006 is as follows:

	Nine months ended September 30, 2006
			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term (years)	value
Outstanding, beginning of year	733,999	$ 16.50
Granted	188,175	24.60
Exercised	(132,557)	12.72
Forfeited	-	-
Expired	(6,550)	17.12
Outstanding, September 30, 2006	783,067	19.08	7.14	$ 8,426,359

Exercisable, September 30, 2006	295,467	$ 15.30	4.96	$ 4,297,025

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 amounted to $3.93 and $4.57, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions used for the grants:

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

At September 30, 2006, the Company’s portion of the total compensation cost related to non-vested awards not yet recognized under Employers Mutual’s incentive stock option plans was $486,752, with a 1.82 year weighted-average period over which the compensation expense is expected to be recognized.

The Company’s portion of the total intrinsic value of options exercised under Employers Mutual’s incentive stock option plans was $42,072 and $36,495 for the three months and $532,961 and $172,520 for the nine months ended September 30, 2006 and 2005, respectively. As stated earlier, under the terms of the pooling and quota share agreements these amounts were paid to Employers Mutual and the Company received the full fair value for all shares issued under these plans.

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

Summarized financial information for the Company’s segments is as follows:

	Property and
Three months ended	casualty		Parent
September 30, 2006	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 79,792,950	$ 15,356,446	$ -	$ 95,149,396

Underwriting gain	3,614,855	1,727,126	-	5,341,981
Net investment income	8,499,258	3,057,137	84,945	11,641,340
Realized investment losses	(450,551)	(570,826)	-	(1,021,377)
Other income	116,146	(16,834)	-	99,312
Interest expense	193,125	84,975	-	278,100
Other expenses	157,291	95,907	201,727	454,925
Income (loss) before income
tax expense (benefit)	$ 11,429,292	$ 4,015,721	$ (116,782)	$ 15,328,231

	Property and
Three months ended	casualty		Parent
September 30, 2005	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 79,810,370	$ 23,603,919	$ -	$ 103,414,289

Underwriting gain (loss)	(1,379,063)	1,300,022	-	(79,041)
Net investment income	7,718,777	2,806,335	48,106	10,573,218
Realized investment gains	1,118,975	65,974	-	1,184,949
Other income	150,022	-	-	150,022
Interest expense	193,125	84,975	-	278,100
Other expenses	191,483	-	148,349	339,832
Income (loss) before income
tax expense (benefit)	$ 7,224,103	$ 4,087,356	$ (100,243)	$ 11,211,216

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

	Property and
Nine months ended	casualty		Parent
September 30, 2006	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 237,431,066	$ 51,428,449	$ -	$ 288,859,515

Underwriting gain	20,409,844	3,718,541	-	24,128,385
Net investment income	25,591,445	9,002,859	193,909	34,788,213
Realized investment gains	2,933,217	78,175	-	3,011,392
Other income	432,205	-	-	432,205
Interest expense	579,375	254,925	-	834,300
Other expenses	883,876	95,907	553,595	1,533,378
Income (loss) before income
tax expense (benefit)	$ 47,903,460	$ 12,448,743	$ (359,686)	$ 59,992,517

Assets	$ 900,441,918	$ 265,024,029	$ 299,931,829	$ 1,465,397,776
Eliminations	-	-	(294,336,545)	(294,336,545)
Reclassifications	-	-	(125,890)	(125,890)
Net assets	$ 900,441,918	$ 265,024,029	$ 5,469,394	$ 1,170,935,341

	Property and
Nine months ended	casualty		Parent
September 30, 2005	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 240,705,969	$ 68,204,599	$ -	$ 308,910,568

Underwriting gain (loss)	(1,909,865)	3,298,625	-	1,388,760
Net investment income	21,548,347	7,966,786	190,332	29,705,465
Realized investment gains (losses)	2,797,636	(51,008)	-	2,746,628
Other income	393,692	-	-	393,692
Interest expense	579,375	254,925	-	834,300
Other expenses	610,332	-	644,020	1,254,352
Income (loss) before income
tax expense (benefit)	$ 21,640,103	$ 10,959,478	$ (453,688)	$ 32,145,893

Assets	$ 818,179,282	$ 249,215,484	$ 246,328,182	$ 1,313,722,948
Eliminations	-	-	(242,814,961)	(242,814,961)
Reclassifications	(211,434)	-	(177,686)	(389,120)
Net assets	$ 817,967,848	$ 249,215,484	$ 3,335,535	$ 1,070,518,867

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three months and nine months ended September 30, 2006 and 2005, by line of insurance.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Property and casualty insurance segment
Commercial lines:
Automobile	$ 17,974,796	$ 18,229,214	$ 53,256,032	$ 54,284,047
Property	15,414,005	15,118,186	45,579,484	44,788,059
Workers' compensation	14,694,155	15,064,485	45,186,800	46,675,937
Liability	17,756,987	16,606,147	51,363,020	49,212,169
Other	2,112,694	1,853,971	6,057,123	5,269,525
Total commercial lines	67,952,637	66,872,003	201,442,459	200,229,737

Personal lines:
Automobile	6,201,051	7,275,807	19,017,757	22,505,248
Property	5,478,664	5,512,187	16,503,654	17,522,274
Liability	160,598	150,373	467,196	448,710
Total personal lines	11,840,313	12,938,367	35,988,607	40,476,232
Total property and casualty insurance	$ 79,792,950	$ 79,810,370	$ 237,431,066	$ 240,705,969

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$ 1,917,950	$ 4,848,265	$ 7,979,601	$ 14,823,321
Property	2,810,741	4,118,952	9,605,229	12,812,927
Crop	69,105	103,402	126,606	507,417
Casualty	384,864	165,051	1,083,056	590,736
Marine/Aviation	(574,326)	1,979,448	2,959,697	5,236,595
Total pro rata reinsurance	4,608,334	11,215,118	21,754,189	33,970,996

Excess-of-loss reinsurance:
Property	7,620,369	8,714,905	20,311,244	22,335,807
Casualty	3,136,045	3,675,337	9,372,662	11,912,904
Surety	(8,302)	(1,441)	(9,646)	(15,108)
Total excess-of-loss reinsurance	10,748,112	12,388,801	29,674,260	34,233,603
Total reinsurance	$ 15,356,446	$ 23,603,919	$ 51,428,449	$ 68,204,599

Consolidated	$ 95,149,396	$ 103,414,289	$ 288,859,515	$ 308,910,568

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

6.	INCOME TAXES

The actual income tax expense for the three and nine months ended September 30, 2006 and 2005 differed from the “expected” tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Computed "expected" tax
expense	$ 5,364,881	$ 3,923,926	$ 20,997,381	$ 11,251,063

Increases (decreases) in
tax resulting from:
Tax-exempt interest
income	(1,069,763)	(1,107,857)	(3,235,106)	(3,294,963)
Proration of tax-exempt
interest and dividends
received deduction	174,352	177,002	534,598	524,722
Other, net	(115,703)	(110,576)	(357,205)	(326,904)
Income tax expense	$ 4,353,767	$ 2,882,495	$ 17,939,668	$ 8,153,918

7.	EMPLOYEE RETIREMENT PLANS

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Pension plans:
Service cost	$ 2,127,017	$ 1,872,977	$ 6,381,051	$ 5,618,931
Interest cost	2,109,469	1,947,072	6,328,407	5,841,216
Expected return on plan assets	(2,503,819)	(2,220,757)	(7,511,457)	(6,662,271)
Amortization of net loss	294,765	204,905	884,295	614,715
Amortization of prior service costs	110,722	111,864	332,166	335,592
Net periodic pension benefit cost	$ 2,138,154	$ 1,916,061	$ 6,414,462	$ 5,748,183

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Postretirement benefit plans:
Service cost	$ 1,236,397	$ 1,039,981	$ 3,709,191	$ 3,119,943
Interest cost	1,244,894	1,018,762	3,734,682	3,056,286
Expected return on plan assets	(335,436)	(272,282)	(1,006,308)	(816,846)
Amortization of net loss	170,127	10,023	510,381	30,069
Net periodic postretirement
benefit cost	$ 2,315,982	$ 1,796,484	$ 6,947,946	$ 5,389,452

Pension expense allocated to the Company amounted to $657,910 and $1,973,731 for the three months and nine months ended September 30, 2006 compared to $586,998 and $1,761,002 for the same periods in 2005.

Postretirement benefit expense allocated to the Company amounted to $664,004 and $1,992,017 for the three months and nine months ended September 30, 2006 compared to $512,541 and $1,537,629 for the same periods in 2005.

The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005 that Employers Mutual planned to contribute approximately $13,000,000 to the pension plan and $4,777,000 to the postretirement plans’ VEBA trusts in 2006. For the nine months ended September 30, 2006, Employers Mutual has not made a contribution to the pension plan and has contributed $4,200,000 to the postretirement plans’ VEBA trusts. During October 2006, Employers Mutual contributed $27,596,290 to the pension plan. No additional contributions to the pension plan are planned for the remainder of 2006.

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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited)

9.	NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statement Nos. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring in fiscal years that begin after September 15, 2006. The FASB is currently reviewing how this guidance should be applied to certain mortgage and other asset-backed securities. Due to uncertainties with how this guidance will be interpreted, the Company has not yet determined the impact of adopting SFAS No. 155.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance for de-recognition of tax positions, financial statement classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this interpretation will have on the operating results of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact this statement will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires recognition of the funded status of a defined benefit postretirement plan as a net asset or liability in its financial statements, the recognition of changes in the funded status through other comprehensive income and the measurement of the defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year. Under SFAS 158, amounts that are currently being deferred and not recognized in the calculation of net periodic benefit cost will be recognized as a component of accumulated other comprehensive income, net of the tax effect. The deferred amounts will be removed from accumulated other comprehensive income as they are subsequently recognized in earnings as components of net periodic benefit cost. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for the measurement of assets and obligations as of the end of the employer’s fiscal year, which is effective for fiscal years ending after December 15, 2008. Adoption of this statement will not have an impact on the operating results of the Company, but there will be an impact on the Company’s statement of comprehensive income and balance sheet. The Company is currently evaluating the impact this statement will have on its financial statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

COMPANY OVERVIEW

EMC Insurance Group Inc., a 56.7 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing 82.2 percent of consolidated premiums earned during the first nine months of 2006. For purposes of this discussion, the term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the “EMC Insurance Companies.”

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

MANAGEMENT ISSUES AND PERSPECTIVES

During the third quarter of 2006, management continued to focus its efforts on balancing profitability and production in the increasingly competitive insurance marketplace, and establishing and maintaining adequate and consistent loss and settlement expense reserves. These issues are discussed further in the following paragraphs. A discussion of other issues being addressed by management is presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2005 Form 10-K.

The Company’s net written premiums increased significantly in 2005 due to the property and casualty insurance subsidiaries’ increased participation in the pooling agreement; however, net written premiums for the EMC Insurance Companies’ pool declined 1.1 percent in 2005 and 1.0 percent during the first nine months of 2006. The Company has experienced a decline in direct premiums written through its branch offices primarily as a result of increased competition in the marketplace. The decline in direct premiums written reflects a moderate reduction in implemented premium rates and a reduction in policy count, most notably in personal lines. On an overall basis, premium rate levels declined slightly in 2005 and have declined approximately 3.5 percent during the first nine months of 2006, although they are still considered adequate in most lines of business and in most territories. With the exception of the workers’ compensation line of business, all lines of business have experienced a decline in premium rates of varying magnitude. Competition is expected to continue to exert downward pressure on premium rates during the remainder of the year and into 2007. Policy retention has remained at high levels over the last several years, but policy count has declined as a result of increased competition for good business and Company initiatives to exit unprofitable business.

Management has implemented several initiatives that are expected to help the Company grow profitably in this competitive environment. One of the primary areas of focus is the Company’s relationship with its business partners, the independent insurance agents. The Company expects to increase new business through the appointment of new agents who demonstrate the potential to generate profitable business. The Company works diligently with new and existing agents to develop and maintain business plans that will help them be successful with the Company. Agents also participate in a joint agency/company planning process that allows the Company to clearly communicate production goals and evaluate the sales effectiveness skills of the agents. An underlying initiative of great importance to agents, and the Company’s quest to increase premium growth, is improving the ease of conducting business through technological improvements. For most lines of business, agents can quote risks, submit applications and make changes by way of the Company’s internet website. Other internet services available include on-line policy, claim and billing inquiry, and access to agents’ manuals, agency statements, production and experience reports and commercial experience loss runs. A policyholder access page on the EMC website will roll out before the end of the year, which will allow commercial policyholders to view their policy and billing information on-line as well.

Another part of the Company’s strategy to increase premium growth is to maximize sales to small and medium-sized businesses by focusing on the Company’s target markets, “EMC Choice” programs and safety dividend programs. Target markets are programs that have been developed in one or more branch offices to serve a specific niche market, such as petroleum marketers, governmental agencies or mobile home parks. The “EMC Choice” programs are available in all branch offices and provide tailored products for specialty markets such as auto repair shops, financial institutions and metal goods manufacturers. The safety dividend programs are similar to target markets, but incorporate loss control initiatives and dividend payments for good loss experience of a homogeneous group. A good example of a safety dividend group is the Iowa school program, where almost all of the school districts in the state of Iowa purchase insurance from the Company and are eligible for premium refunds, in the form of policyholder dividends, based on the loss experience of the entire group. Premium growth has increased significantly for these programs during the first nine months of 2006, while loss experience has improved.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

To properly address the marketing challenges facing the Company in this increasingly competitive environment, management determined that a more formalized process for commercial lines product development was needed. Increased competition in the insurance marketplace has made it increasingly difficult to provide the Company’s 16 branch offices with an effective and efficient means of product development that can respond quickly to changing market conditions. Management also determined that the sales effectiveness skills of the branch marketing and underwriting personnel needed to improve in order for the branch offices to take greater advantage of new product opportunities. To achieve these goals, management hired an outside consulting firm to facilitate the implementation of project “Fusion”. Project Fusion is a three phase project designed to improve both product development and sales effectiveness, and establish a metrics measurement process to analyze the potential of new products and gauge the success of product rollouts. The implementation of Project Fusion was completed as planned during the third quarter. Improved product development processes for commercial lines were implemented during the quarter, including enhanced project management methodologies. Sales effectiveness skills training, which started during the second quarter of 2006, continued during the third quarter.

Finally, the Company is emphasizing those strategies that have been and continue to be successful. These strategies vary from branch to branch, but generally include defining what products have been well-received in individual marketplaces and concentrating marketing strategies accordingly. The Company continues to enhance its efforts to write more home and auto accounts in selected territories, more small and medium-sized business accounts, and fidelity and surety bonds. Signs of progress are beginning to appear in certain targeted areas and lines of business with new business production increasing moderately in those locations. Another positive sign is that written premiums for the EMC Insurance Companies’ pool increased 1.3 percent for the three months ended September 30, 2006 over the same period of 2005.

Effective January 1, 2006, Employers Mutual’s participation in the MRB pool was reduced through the addition of two new assuming companies to that pool. The increase in the number of assuming companies has had a negative impact on the reinsurance subsidiary’s earned premiums in 2006 as the pool business is being split between more participants; however, the addition of the new companies has strengthen MRB’s surplus base and should favorably impact future marketing efforts. For calendar year 2005, the reinsurance subsidiary’s earned premiums from the MRB pool totaled approximately $40 million. Based on current production estimates, the reinsurance subsidiary’s 2006 earned premiums from the MRB pool is expected to decline to approximately $20 million. In addition, effective January 1, 2006, Employers Mutual is no longer participating in a Lloyd’s of London marine syndicate due to a restructuring of that program. The loss of this account will reduce the reinsurance subsidiary’s earned premiums by approximately $4.0 million in 2006, with an additional reduction of $1.0 to $2.0 million in the first quarter of 2007. Increased pricing and the addition of several new accounts during 2006 has helped to partially offset the loss of this business, and Employers Mutual continues to attempt to replace some of the lost business through increased participation in other programs; however, the MRB pool is not actively searching for new business at this time and it is unlikely that the reinsurance subsidiary’s premium volume will increase significantly in the near future.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

The Company has experienced an unusually large amount of favorable development on its prior years’ direct case loss reserves during the first nine months of 2006. Over the prior two years the Company had devoted a substantial amount of time and resources to improve the adequacy and consistency of its case loss reserves by implementing procedures and guidelines that assist claims personnel to establish and maintain proper case loss reserves. As a result of the improvements made in the claims process, favorable development on prior years’ reserves was not unexpected in 2006; however, the magnitude of the favorable development experienced during the first nine months of 2006 was not anticipated. While the amount of favorable development experienced in 2006 is unusually large, it is important to note that this favorable development can be attributed to the final settlement of closed claims. It is also important to note that current actuarial analysis supports the conclusion that newly reported claims continue to be reserved at a strong level of adequacy. At December 31, 2005, the Company’s loss and settlement expense reserves were in the upper quarter of the range of actuarial indications, and analysis performed during 2006 indicates that the Company’s loss and settlement expense reserves remain in the upper quarter of the range, although somewhat lower in the range than at yearend 2005. Although the current actuarial analysis indicates the Company’s loss and settlement expense reserves are at a strong level of adequacy, the Company is not able to predict whether or not the Company will continue to experience favorable development on its reserves.

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
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three months and nine months ended September 30, 2006 and 2005 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2006	2005	2006	2005
Property and Casualty Insurance
Premiums earned	$ 79,793	$ 79,811	$ 237,431	$ 240,706
Losses and settlement expenses	45,901	53,698	128,507	159,948
Acquisition and other expenses	30,277	27,491	88,515	82,668
Underwriting gain (loss)	$ 3,615	$ (1,378)	$ 20,409	$ (1,910)

Loss and settlement expense ratio	57.5%	67.3%	54.1%	66.4%
Acquisition expense ratio	38.0%	34.4%	37.3%	34.4%
Combined ratio	95.5%	101.7%	91.4%	100.8%

Losses and settlement expenses (1):
Insured events of current year	$ 58,926	$ 58,471	$ 160,346	$ 168,824
Decrease in provision for insured
events of prior years	(13,025)	(4,773)	(31,839)	(8,876)

Total losses and settlement expenses	$ 45,901	$ 53,698	$ 128,507	$ 159,948

Catastrophe and storm losses	$ 5,981	$ 11,582	$ 12,679	$ 19,122

(1) The allocation of incurred losses and settlement expenses between events associated with the current accident year and events associated with prior accident years for the three months ended September 30, 2006 reflects an adjustment in the factors utilized to allocate the direct incurred but not reported (IBNR) reserve by accident year. For a detailed analysis of this issue, see the discussion under “Losses and settlement expenses – IBNR reserve accident year allocation factors.”

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2006	2005	2006	2005
Reinsurance
Premiums earned	$ 15,357	$ 23,604	$ 51,429	$ 68,205
Losses and settlement expenses	9,938	15,892	35,862	46,029
Acquisition and other expenses	3,691	6,412	11,847	18,877
Underwriting gain	$ 1,728	$ 1,300	$ 3,720	$ 3,299

Loss and settlement expense ratio	64.7%	67.3%	69.7%	67.5%
Acquisition expense ratio	24.1%	27.2%	23.1%	27.7%
Combined ratio	88.8%	94.5%	92.8%	95.2%

Losses and settlement expenses:
Insured events of current year	$ 14,016	$ 16,231	$ 42,502	$ 46,101
Decrease in provision for insured
events of prior years	(4,078)	(339)	(6,640)	(72)

Total losses and settlement expenses	$ 9,938	$ 15,892	$ 35,862	$ 46,029

Catastrophe and storm losses	$ 52	$ 2,820	$ 256	$ 3,886

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2006	2005	2006	2005
Consolidated
REVENUES
Premiums earned	$ 95,150	$ 103,415	$ 288,860	$ 308,911
Net investment income	11,641	10,573	34,788	29,705
Realized investment gains (losses)	(1,022)	1,184	3,011	2,746
Other income	99	150	432	394
	105,868	115,322	327,091	341,756
LOSSES AND EXPENSES
Losses and settlement expenses	55,839	69,590	164,369	205,977
Acquisition and other expenses	33,968	33,903	100,362	101,545
Interest expense	278	278	834	834
Other expense	454	339	1,533	1,254
	90,539	104,110	267,098	309,610

Income before income tax expense	15,329	11,212	59,993	32,146
Income tax expense	4,354	2,883	17,940	8,154
Net income	$ 10,975	$ 8,329	$ 42,053	$ 23,992

Net income per share	$ 0.80	$ 0.61	$ 3.07	$ 1.76

Loss and settlement expense ratio	58.7%	67.3%	56.9%	66.7%
Acquisition expense ratio	35.7%	32.8%	34.7%	32.9%
Combined ratio	94.4%	100.1%	91.6%	99.6%

Losses and settlement expenses (1):
Insured events of current year	$ 72,942	$ 74,702	$ 202,848	$ 214,925
Decrease in provision for insured
events of prior years	(17,103)	(5,112)	(38,479)	(8,948)

Total losses and settlement expenses	$ 55,839	$ 69,590	$ 164,369	$ 205,977

Catastrophe and storm losses	$ 6,033	$ 14,402	$ 12,935	$ 23,008

(1) The allocation of incurred losses and settlement expenses between events associated with the current accident year and events associated with prior accident years for the three months ended September 30, 2006 reflects an adjustment in the factors utilized to allocate the property and casualty insurance segment’s IBNR reserve by accident year. For a detailed analysis of this issue, see the discussion under “Losses and settlement expenses – IBNR reserve accident year allocation factors.”

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

Net income increased significantly to $10,975,000 ($0.80 per share) and $42,053,000 ($3.07 per share) for the three months and nine months ended September 30, 2006 from $8,329,000 ($0.61 per share) and $23,992,000 ($1.76 per share) for the same periods in 2005. These large increases are attributed to a significant improvement in underwriting results and, to a lesser extent, an increase in investment income. The Company generated underwriting profits of $5,343,000 and $24,129,000 for the three months and nine months ended September 30, 2006, respectively, which include favorable development on prior years’ direct case loss reserves stemming from final settlements of claims in the property and casualty insurance segment of approximately $5,700,000 and $24,630,000, respectively. The reinsurance segment also reported favorable development on prior years’ reserves of $4,078,000 and $6,640,000 for the three months and nine months ended September 30, 2006. In comparison, the Company had an underwriting loss of $78,000 for the three months ended September 30, 2005 and an underwriting gain of $1,389,000 for the nine months ended September 30, 2005 (with $5,112,000 and $8,948,000 of favorable development on prior years’ reserves during the three months and nine months ended September 30, 2005, respectively). The increase in investment income is primarily attributed to the fact that the $107,801,000 in cash received from Employers Mutual in the first quarter of 2005 in connection with the change in pool participation has been fully invested.

Premiums Earned

Premiums earned decreased 8.0 percent and 6.5 percent to $95,150,000 and $288,860,000 for the three months and nine months ended September 30, 2006 from $103,415,000 and $308,911,000 for the same periods in 2005. These decreases are primarily attributed to the reinsurance segment and are associated with, most notably, Employers Mutual’s reduced participation in the MRB pool and the revised terms of the quota share agreement with Employers Mutual. The property and casualty insurance segment also experienced a slight decline in earned premiums during the first nine months of 2006. On an overall basis, rate competition increased moderately in the property and casualty insurance marketplace during the first nine months of 2006 and management expects market conditions to remain competitive for the remainder of the year, assuming no significant market altering catastrophic events. Consequently, the Company’s overall rate level is expected to continue to decline moderately during the remainder of 2006.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

Premiums earned for the property and casualty insurance segment were essentially flat at $79,793,000 and $79,811,000 for the three months ended September 30, 2006 and 2005, respectively, but decreased 1.4 percent to $237,431,000 for the nine months ended September 30, 2006 from $240,706,000 for the same period in 2005. These decreases reflect a moderate decline in premium rates, increased use of discretionary credits, a reduction in policy count and an increase in the cost of the Company’s outside reinsurance coverage; however, recent initiatives to develop new business are beginning to produce results, as evidenced by the small decline in premiums earned for the third quarter. Due to the timing of policy renewals and the earning of premiums ratably over the terms of the underlying policies, a time delay exists for implemented rate changes to have a noticeable impact on premiums earned. Premium rates are still considered adequate in most lines of business, but the impact of the recent rate reductions continues to increase as the year progresses. The Company is attempting to address the loss of policy count through various measures including programs geared towards small businesses and enhanced automation to make it easier and more efficient for agents to do business with the Company. There were signs of progress toward this objective during the first nine months of 2006 as new business policy counts increased, retention rates remained high, and the rate of decline in total policy count slowed. During the first nine months of 2006, commercial lines new business premium increased 20.4 percent and personal lines new business premium increased 10.0 percent; however, it should be noted that commercial lines new business premium was relatively low in the first nine months of 2005 and the large increase reported for the first nine months of 2006 is therefore somewhat misleading and should be considered in context. Overall policy retention was up slightly to 86.5 percent in commercial lines, 83.8 percent for personal property and 86.2 percent for personal auto. In light of current rate levels and the quality of the Company’s book of business, management is receptive to opportunities to write new business, but continues to stress profitable growth.

Premiums written for the property and casualty insurance segment decreased 11.3 percent to $253,681,000 for the nine months ended September 30, 2006 from $285,981,000 for the same period in 2005. This large decrease reflects a $29,631,000 portfolio adjustment that was recorded in the first quarter of 2005 in connection with the increased participation in the pooling agreement. Excluding this portfolio adjustment, written premiums declined 1.0 percent in the first nine months of 2006.

Premiums earned for the reinsurance segment decreased 34.9 percent and 24.6 percent to $15,357,000 and $51,429,000 for the three months and nine months ended September 30, 2006 from $23,604,000 and $68,205,000 for the same periods in 2005. These decreases are primarily attributed to a decline in MRB premiums and the revised terms of the quota share agreement with Employers Mutual, but also reflect the loss of a Lloyd’s of London marine syndicate account and reinstatement premium income recognized in 2005 in conjunction with Hurricanes Katrina and Rita. The decrease in MRB premiums is primarily due to the addition of two new participants to the pool (an increase from three in 2005 to five in 2006), but also reflects a reduction in the amount of business produced by MRB. In total, MRB earned premiums declined by $4,176,000 and $11,433,000 for the three months and nine months ended September 30, 2006 from the same periods in 2005. In conjunction with Employers Mutual’s reduced participation in the MRB pool, the reinsurance subsidiary recorded a negative $3,440,000 portfolio adjustment in its written premiums in the first quarter of 2006. Including this adjustment, MRB written premiums declined by $3,956,000 and $15,653,000 for the three months and nine months ended September 30, 2006 from the same periods in 2005.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

In accordance with the revised terms of the quota share agreement, Employers Mutual retained 10.5 percent of the assumed written premiums subject to cession to the reinsurance subsidiary during the first nine months of 2006 as compensation for the $2,000,000 cap on losses assumed per event (reduction in premiums written and earned of $1,750,000 and $5,273,000 for the three months and nine months ended September 30, 2006). In addition, the reinsurance subsidiary’s earned premiums reflect a reduction of $508,000 for the nine months ended September 30, 2006 associated with the runoff of the unearned premium remaining from the 2005 arrangement, whereby the reinsurance subsidiary directly paid for the outside reinsurance protection that Employers Mutual purchased to protect itself from catastrophic losses on the assumed reinsurance business it retained in excess of the cap. In total, the reinsurance subsidiary’s earned premiums were reduced by $1,750,000 and $5,781,000 for the three months and nine months ended September 30, 2006. For comparative purposes, the reinsurance subsidiary’s cost for the $1,500,000 cap on losses assumed per event in 2005 totaled $2,004,000 and $5,778,000 for the three months and nine months ended September 30, 2005 (reduction in premiums earned of $929,000 and $2,767,000 plus override commission expense of $1,075,000 and $3,010,000). In total, the revised terms of the quota share agreement reduced the reinsurance subsidiary’s earned premiums by $821,000 and $3,014,000 and written premiums by $1,020,000 and $2,263,000 for the three months and nine months ended September 30, 2006 from the same periods in 2005. As a percentage of gross earned premiums, the cost of the cap protection totaled 10.1 percent for the first nine months of 2006 compared to 8.1 percent for the first nine months of 2005.

Losses and settlement expenses

IBNR reserve accident year allocation factors

The allocation of incurred losses and settlement expenses between events associated with the current accident year and events associated with prior accident years for the three months ended September 30, 2006 reflects an adjustment in the factors utilized to allocate the property and casualty insurance segment’s direct IBNR reserve by accident year. Following is a more detailed discussion of this issue.

An IBNR reserve is established at the end of each quarter for every line of business. For financial reporting purposes, this IBNR reserve is allocated to the various loss accident years using actuarially determined factors. After analyzing the accident year allocation of the IBNR reserve for the last several years, management noted that at the beginning of a new calendar year an insufficient amount of the IBNR reserve appeared to be allocated to prior accident years. In other words, the IBNR reserve allocated to the various accident years at the end of recent calendar years appeared to be released too quickly during the subsequent calendar year. For calendar year 2005, this contributed to favorable development on prior years’ reserves in the first quarter, followed by adverse development in the second quarter and favorable development in the third quarter.

To address this situation for 2006, management adjusted the IBNR reserve accident year allocation factors so that a larger portion of the March 31 reserve was retained in the prior accident years, with a correspondingly smaller amount allocated to the current accident year. A similar, but smaller, adjustment was made in the IBNR reserve accident year allocation factors utilized at June 30. The adjustment in the IBNR reserve accident year allocation factors was eliminated at September 30 and therefore did not have an impact on the amount of development reported for the nine months ended September 30.

It is important to note that the adjustments made to the IBNR reserve accident year allocation factors did not have any impact on the net income amounts reported for the first three quarters of 2006. The only impact of this change in accident year allocation factors is that the reported amount of favorable development experienced on prior years’ reserves was $10,752,000 less in the first quarter, and was $5,392,000 and $5,360,000 greater in the second and third quarters, respectively, than what would have been reported had the factors not been adjusted. Conversely, the current accident year results were $10,752,000 better in the first quarter, and $5,392,000 and $5,360,000 worse in the second and third quarters, respectively, than would have been experienced had the factors not been adjusted, resulting in no affect on net income.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

Following is a reconciliation of the development on prior years’ reserves for the property and casualty insurance segment from what would have been reported had the IBNR reserve accident year allocation factors not been adjusted, to the amounts reported in the Company’s financial statements for the first, second and third quarters of 2006.

				Nine Months
	Quarter Ended			Ended
	Mar. 31, 2006	Jun. 30, 2006	Sep. 30, 2006	Sep. 30, 2006
Property and Casualty Insurance Segment
(Favorable) adverse development experienced
on prior years':
Direct case loss reserves	$ (11,250,000)	$ (7,680,000)	$ (5,700,000)	$ (24,630,000)
Direct IBNR reserves	(1,346,516)	(459,482)	(1,152,432)	(2,958,430)
Direct settlement expense reserves	(3,239,110)	(1,015,815)	(1,401,635)	(5,656,560)
Assumed and ceded reinsurance, net	787,884	29,637	588,978	1,406,499

Amount of favorable development on prior years'
reserves that would have been reported if the
IBNR reserve accident year allocation factors
had not been adjusted	(15,047,742)	(9,125,660)	(7,665,089)	(31,838,491)

Adverse (favorable) development on prior years'
reserves resulting from the adjustment of the
IBNR reserve accident year allocation factors
on:
IBNR reserves	9,304,688	(4,671,847)	(4,632,841)	-
Settlement expense reserves	1,447,034	(720,301)	(726,733)	-
Total	10,751,722	(5,392,148)	(5,359,574)	-

Reported amount of favorable development
experienced on prior years' reserves after the
adjustment of the IBNR accident year
allocation factors	$ (4,296,020)	$ (14,517,808)	$ (13,024,663)	$ (31,838,491)

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

Losses and settlement expenses

Losses and settlement expenses decreased 19.8 percent and 20.2 percent to $55,839,000 and $164,369,000 for the three months and nine months ended September 30, 2006 from $69,590,000 and $205,977,000 for the same periods in 2005. The loss and settlement expense ratio declined to 58.7 percent and 56.9 percent for the three months and nine months ended September 30, 2006 from 67.3 percent and 66.7 percent for the same periods in 2005. These improvements are attributed to the significant amount of favorable development experienced on prior years’ reserves during the first nine months of 2006, and the $9,577,000 of catastrophe losses recorded in the third quarter of 2005 from Hurricanes Katrina and Rita. It should be noted that greater than 90 percent of the claims associated with Hurricanes Katrina and Rita have been adjusted and paid as of September 30, 2006, and that the December 31, 2005 estimate of direct losses from these two hurricanes has increased only 5.7 percent during 2006.

The loss and settlement expense ratio for the property and casualty insurance segment decreased to 57.5 percent and 54.1 percent for the three months and nine months ended September 30, 2006 from 67.3 percent and 66.4 percent for the same periods in 2005. These improvements are attributed to a significant increase in the amount of favorable development experienced on prior years’ reserves and a substantial decline in catastrophe and storm losses. The favorable development experienced on prior years’ reserves during 2006 has primarily been associated with the final settlement of direct case loss reserves and has occurred primarily in the other liability and workers’ compensation lines of business. The decline in catastrophe and storm losses is attributed to the $6,577,000 of losses recorded in the third quarter of 2005 from Hurricanes Katrina and Rita. Overall loss frequency continued to trend downward during the first nine months of 2006, but this benefit was largely offset by an increase in claim severity.

The loss and settlement expense ratio for the reinsurance segment declined to 64.7 percent for the three months ended September 30, 2006 from 67.3 percent in 2005, but increased to 69.7 percent for the nine months ended September 30, 2006 from 67.5 percent in 2005. The ratios for 2006 are elevated as a result of the revised terms of the quota share agreement with Employers Mutual due to the fact that the full cost of the $2,000,000 cap on losses assumed per event is recorded as a reduction to premiums; however, most of the increase in the loss and settlement expense ratio is offset by a decline in the acquisition expense ratio due to the elimination of the override commission paid in 2005. Excluding the impact of the revised terms of the quota share agreement, the loss and settlement expense ratio would have declined for both the three months and nine months ended September 30, 2006. Results for 2006 reflect a significant increase in the amount of favorable development experienced on prior years’ reserves and a substantial decline in catastrophe and storm losses, which is attributed to the $3,000,000 of losses recorded in the third quarter of 2005 from Hurricanes Katrina and Rita. The favorable development experienced in 2006 is primarily from the HORAD book of business on the 2004 and 2005 accident years.

Acquisition and other expenses

Acquisition and other expenses increased 0.2 percent to $33,968,000 for the three months ended September 30, 2006 from $33,903,000 in 2005, but declined 1.2 percent to $100,362,000 for the nine months ended September 30, 2006 from $101,545,000 in 2005. The reinsurance segment reported a decline in acquisition and other expenses for both the three and nine months ended September 30, 2006 as a result of Employers Mutual’s reduced participation in the MRB pool and the revised terms of the quota share agreement. The property and casualty insurance segment reported an increase in acquisition and other expenses for both the three and nine months ended September 30, 2006 due to an increase in dividends to policyholders, hurricane assessments and salary costs. The acquisition expense ratio increased to 35.7 percent and 34.7 percent for the three months and nine months ended September 30, 2006 from 32.8 percent and 32.9 percent for the same periods in 2005, primarily as a result of higher salary costs, hurricane assessments, dividends to policyholders, as well as the decline in premium income.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

For the property and casualty insurance segment, the acquisition expense ratio increased to 38.0 percent and 37.3 percent for the three months and nine months ended September 30, 2006 from 34.4 percent for the same periods in 2005. These increases are attributed to an increase in salary costs, assessments from the Mississippi Windstorm Underwriting Association related to Hurricane Katrina, consulting expenses, and a decline in premium income. It should be noted that hurricane related assessments are recoverable from reinsurers and are included as a reduction of losses (reflected in the loss and settlement expense ratio).

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

For the reinsurance segment, the acquisition expense ratio declined to 24.1 percent and 23.1 percent for the three months and nine months ended September 30, 2006 from 27.2 percent and 27.7 percent for the same periods in 2005. These declines reflect Employers Mutual’s reduced participation in the MRB pool and the revised terms of the quota share agreement. Also contributing to the decline in the ratio for the three months ended September 30, 2006 was a large decrease in commission expense associated with the cancellation of a Lloyd’s of London marine syndicate account.

The reinsurance subsidiary recognized $1,343,000 of commission income in the first quarter of 2006 in connection with Employers Mutual’s reduced participation in the MRB pool. This commission income reimbursed the reinsurance subsidiary for expenses previously incurred to generate the insurance business that was transferred to the new assuming members of the MRB pool on January 1, 2006. However, this commission income was partially offset by $688,000 of deferred policy acquisition costs that were amortized to expense in the first quarter of 2006 as a result of Employers Mutual’s reduced participation in the pool.

The revised terms of the quota share agreement contributed to the reduction in the reinsurance subsidiary’s acquisition expense ratio for both the three months and nine months ended September 30, 2006. The previous terms of the quota share agreement provided for a 4.5 percent override commission payment to Employers Mutual as compensation for the cap on losses assumed per event, which generated $1,075,000 and $3,010,000 of commission expense for the three months and nine months ended September 30, 2005. Effective January 1, 2006, the reinsurance subsidiary no longer pays this override commission, and instead pays a 10.5 percent premium charge. Had the revised terms been in place in 2005, the acquisition expense ratio would have been approximately 2.6 and 2.7 percentage points lower for the three months and nine months ended September 30, 2005 after giving consideration to the changes in acquisition and other expenses, premiums earned, and implications on the calculation of the deferred policy acquisition cost asset.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

Investment results

Net investment income increased 10.1 percent and 17.1 percent to $11,641,000 and $34,788,000 for the three months and nine months ended September 30, 2006 from $10,573,000 and $29,705,000 for the same periods in 2005. These increases are primarily attributed to the fact that the $107,801,000 in cash received from Employers Mutual in the first quarter of 2005 in connection with the change in pool participation has been fully invested. In addition, the Company has benefited from higher rates of return on its fixed maturity securities.

The Company reported a net realized investment loss of $1,022,000 for the three months ended September 30, 2006 compared to a net gain of $1,184,000 for the same period in 2005. The net loss amount reported for the third quarter of 2006 includes $681,000 of “other-than-temporary” investment impairment losses recognized on ten equity securities. These impairment losses were recognized because the Company’s outside equity manager had indicated that they would likely sell these securities, which were in an unrealized loss position, before they recover to their cost basis. As a result, the intent to hold these securities to recovery did not exist. The Company reported a net realized investment gain of $3,011,000 for the nine months ended September 30, 2006 compared to $2,746,000 for the same period in 2005. The majority of the net realized investment gains reported for 2006 are from the Company’s equity portfolio. During the first quarter of 2006 the Company recognized a $45,000 “other-than-temporary” impairment loss on an investment in Ford Motor Company common stock.

Income tax

Income tax expense increased 51.0 percent and 120.0 percent to $4,354,000 and $17,940,000 for the three months and nine months ended September 30, 2006 from $2,883,000 and $8,154,000 for the same periods in 2005. The effective tax rate for the three months and nine months ended September 30, 2006 was 28.4 percent and 29.9 percent compared to 25.7 percent and 25.4 percent for the same periods in 2005. The increase in the effective tax rates reflects the large increase in pre-tax income earned during these periods relative to the amount of tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations as they come due. The Company had positive cash flows from operations of $8,692,000 and $136,727,000 during the first nine months of 2006 and 2005, respectively. Included in cash flows from operations for the first nine months of 2005 is $107,801,000 received from Employers Mutual in connection with the change in pool participation. Excluding this amount, cash flows from operations for the first nine months of 2005 amounted to $28,926,000. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims. These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity. The decline in cash flow from operations during the first nine months of 2006 is attributed to an increase in income tax payments and a decrease in the cash flow from the reinsurance segment. When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies. In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. As of September 30, 2006, the Company did not have any significant variations between the maturity dates of its investments and the expected payments of its loss and settlement expense reserves.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

The Company is a holding company whose principal assets are its investments in its insurance subsidiaries. As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet its obligations and to pay cash dividends to its stockholders. State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval. The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2006 without prior regulatory approval is approximately $40,058,000. The Company received $6,755,000 and $3,623,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $6,583,000 and $6,122,000 in the first nine months of 2006 and 2005, respectively.

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

The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to pay claims and expenses. At September 30, 2006, approximately 52 percent of the Company’s fixed maturity securities were in U.S. government or U.S. government agency issued securities. A variety of maturities are maintained in the Company’s portfolio to assure adequate liquidity. The maturity structure of the fixed maturity securities is also established by the relative attractiveness of yields on short, intermediate and long-term securities. The Company does not invest in high-yield, non-investment grade debt securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

The Company considers itself to be a long-term investor and generally purchases fixed maturity securities with the intent to hold them to maturity. Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of the investment portfolio. The Company had unrealized holding gains, net of deferred taxes, on fixed maturity securities available-for-sale totaling $6,852,000 and $7,988,000 at September 30, 2006 and December 31, 2005, respectively. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as changing conditions warrant.

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

The Company held $2,225,000 and $4,270,000 of minority ownership interests in limited partnerships and limited liability companies at September 30, 2006 and December 31, 2005, respectively. The Company does not hold any other unregistered securities.

The Company’s cash balance was $187,000 and $333,000 at September 30, 2006 and December 31, 2005, respectively.

During the first nine months of 2006, Employers Mutual contributed $4,200,000 to the postretirement plans’ VEBA trusts, but did not make any contributions to the pension plan. During October 2006, Employers Mutual contributed $27,596,290 to the pension plan. No additional contributions to the pension plan are planned for the remainder of 2006. The Company reimbursed Employers Mutual $1,198,000 during the first nine months of 2006 for its share of the contribution to the postretirement benefit plans.

Employers Mutual contributed $15,000,000 to the pension plan and $5,120,000 to the postretirement benefit plans in 2005. During the first nine months of 2005, no contributions were made to the pension plan and $3,770,000 was contributed to the postretirement benefit plans. The Company reimbursed Employers Mutual $4,575,000 for its share of the pension contribution in 2005 (no reimbursement was paid in the first nine months of 2005) and $1,459,000 for its share of the postretirement benefit plans contribution in 2005 (including $1,074,000 during the first nine months of 2005). In 2005 the Company received reimbursement from Employers Mutual for a net $722,000 of pension assets and $2,518,000 of postretirement benefit liabilities transferred to it in connection with the change in pool participation.

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations. For the Company’s insurance subsidiaries, capital resources are required to support premium writings. Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one. All of the Company’s insurance subsidiaries were well under this guideline at September 30, 2006.

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
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

The Company had total cash and invested assets with a carrying value of $957.4 million and $950.1 million as of September 30, 2006 and December 31, 2005, respectively. The following table summarizes the Company’s cash and invested assets as of the dates indicated:

	September 30, 2006
			Percent of
	Amortized	Fair	Total at	Carrying
($ in thousands)	Cost	Value	Fair Value	Value
Fixed maturity securities held-to-maturity	$ 5,696	$ 5,806	0.6%	$ 5,696
Fixed maturity securities available-for-sale	781,919	792,460	82.8%	792,460
Equity securities available-for-sale	72,171	101,798	10.6%	101,798
Cash	187	187	-	187
Short-term investments	54,990	54,990	5.8%	54,990
Other long-term investments	2,225	2,225	0.2%	2,225
	$ 917,188	$ 957,466	100.0%	$ 957,356

	December 31, 2005
			Percent of
	Amortized	Fair	Total at	Carrying
($ in thousands)	Cost	Value	Fair Value	Value
Fixed maturity securities held-to-maturity	$ 19,794	$ 20,179	2.1%	$ 19,794
Fixed maturity securities available-for-sale	782,767	795,056	83.6%	795,056
Equity securities available-for-sale	66,116	93,343	9.8%	93,343
Cash	333	333	-	333
Short-term investments	37,346	37,346	4.0%	37,346
Other long-term investments	4,270	4,270	0.5%	4,270
	$ 910,626	$ 950,527	100.0%	$ 950,142

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

The amortized cost and estimated fair value of fixed maturity and equity securities at September 30, 2006 were as follows:

Held-to-Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
U.S. treasury securities and obligations of
U.S. government corporations and agencies	$ 4,997	$ 67	$ -	$ 5,064
Mortgage-backed securities	699	43	-	742
Total securities held-to-maturity	$ 5,696	$ 110	$ -	$ 5,806

	Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
U.S. treasury securities and obligations of
U.S. government corporations and agencies	$ 401,009	$ 279	$ 4,553	$ 396,735
Obligations of states and political subdivisions	249,312	10,561	7	259,866
Mortgage-backed securities	18,724	939	75	19,588
Public utility securities	6,003	297	-	6,300
Debt securities issued by foreign governments	6,940	77	25	6,992
Corporate securities	99,931	3,642	594	102,979
Total fixed maturity securities	781,919	15,795	5,254	792,460

Common stocks	66,671	29,767	284	96,154
Non-redeemable preferred stocks	5,500	144	-	5,644
Total equity securities	72,171	29,911	284	101,798
Total securities available-for-sale	$ 854,090	$ 45,706	$ 5,538	$ 894,258

The Company’s insurance and reinsurance subsidiaries have $36 million of surplus notes issued to Employers Mutual. These surplus notes have an annual interest rate of 3.09 percent and do not have a maturity date. Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile. The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries. The Company’s subsidiaries incurred interest expense of $834,000 in the first nine months of both 2006 and 2005 on these surplus notes. At December 31, 2005, the Company’s subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2005.

As of September 30, 2006, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations

The Company recorded a $45,000 “other-than-temporary” investment impairment loss in the first quarter of 2006 on an investment in Ford Motor Company common stock. This investment was subsequently disposed of during the second quarter at a loss of $17,000 before tax. During the third quarter of 2006, $681,000 of additional “other-than-temporary” investment impairment losses were recognized on ten common stock securities. These impairment losses were recognized because the Company’s outside equity manager indicated that they would likely sell these securities, which were in an unrealized loss position, before they recovered to their cost basis. As a result, the intent to hold these securities to recovery did not exist. No “other-than-temporary” investment impairment losses were recognized during the first nine months of 2005. At September 30, 2006, the Company had unrealized losses on held-to-maturity and available-for-sale securities as presented in the table below. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services. None of these securities are considered to be in concentrations by either security type or industry. The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired. Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. Based on these factors, and the Company’s ability and intent to hold the securities until recovery or maturity, it was determined that the carrying value of these securities was not “other-than-temporarily” impaired at September 30, 2006. Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $3,600,000, net of tax; however, the Company’s financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of September 30, 2006.

		Unrealized
Description of securities	Fair value	losses
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
Less than six months	$ 2,986	$ 14
Six to twelve months	100,373	748
Twelve months or longer	274,125	4,492
Total fixed maturity securities	377,484	5,254

Equity securities:
Less than six months	5,994	256
Six to twelve months	1,188	28
Twelve months or longer	-	-
Total equity securities	7,182	284

Total temporarily
impaired securities	$ 384,666	$ 5,538

The Company held one series of General Motors Acceptance Corporation fixed maturity securities that were considered non-investment grade at September 30, 2006, which were carried at an unrealized loss before tax of $192,000. The Company’s investment in Sears Roebuck Acceptance Corporation fixed maturity securities was also considered non-investment grade at September 30, 2006 and was carried at an unrealized loss before tax of $14,000. All other non-investment grade fixed maturity securities held at September 30, 2006 (Great Lakes Chemical Corporation and US Freightways Corporation) were in an unrealized gain position. The Company does not purchase non-investment grade securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

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

	Book	Sales	Gross
($ in thousands)	value	price	realized loss
Equity securities (1):
Three months or less	$ 12,083	$ 9,878	$ 2,205
Over three months to six months	4,444	3,488	956
Over six months to nine months	583	465	118
Over nine months to twelve months	271	213	58
Over twelve months	430	328	102
	$ 17,811	$ 14,372	$ 3,439

(1) Included in the “Three months or less” category is $534,000 of “other-than-temporary” investment impairment losses recognized during the third quarter on six common stock investments that reduced the carrying value of these securities from an aggregate book value of $3,541,000 to an aggregate fair value of $3,007,000. Included in the “Over three months to six months” category is $115,000 of “other-than-temporary” investment impairment losses recognized during the third quarter on three common stock investments that reduced the carrying value of these securities from an aggregate book value of $1,219,000 to an aggregate fair value of $1,104,000. Included in the “Over nine months to twelve months” category is a $45,000 “other-than-temporary” investment impairment loss recognized in the first quarter on an investment in Ford Motor Company common stock (original book value of $158,000 to an impaired book value of $113,000). This investment was subsequently sold during the second quarter at a loss of $17,000 before tax. Included in the “Over twelve months” category is a $32,000 “other-than-temporary” investment impairment loss recognized during the third quarter on an investment in General Electric Company common stock (original book value of $607,000 to an impaired book value of $575,000).

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS, CONTINUED

(Unaudited)

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

The following table reflects the Company’s contractual obligations as of September 30, 2006. Included in the table are the estimated payments that the Company expects to make in the settlement of its loss reserves and with respect to its long-term debt. One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014. Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2017. All lease costs are included as expenses under the pooling agreement after allocation of the portion of these expenses to the subsidiaries that do not participate in the pooling agreement. The table reflects the Company’s current 30.0 percent aggregate participation in the pooling agreement. The Company’s contractual obligation for long-term debt did not change from that presented in the Company’s 2005 Form 10-K.

	Payments due by period
		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
Contractual Obligations	($ in thousands)
Loss and settlement expense
reserves (1)	$ 538,609	$ 220,022	$ 196,538	$ 69,481	$ 52,568
Long term debt (2)	36,000	-	-	-	36,000
Interest expense on
long term debt (3)	11,124	1,112	2,225	2,225	5,562
Real estate operating leases	8,241	339	2,587	2,242	3,073
Total	$ 593,974	$ 221,473	$ 201,350	$ 73,948	$ 97,203

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

Estimated guaranty fund assessments of $1,497,000 and $1,493,000, which are used by states to pay claims of insolvent insurers domiciled in that state, have been accrued as of September 30, 2006 and December 31, 2005, respectively. The guaranty fund assessments are expected to be paid over the next two years with premium tax offsets of $1,880,000 expected to be realized within ten years of the payments. Estimated second injury fund assessments of $1,651,000 and $1,872,000, which are designed to encourage employers to employ a worker with a pre-existing disability, have been accrued as of September 30, 2006 and December 31, 2005, respectively. The second injury fund assessment accruals are based on projected loss payments. The periods over which the assessments will be paid is not known.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statement Nos. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring in fiscal years that begin after September 15, 2006. The FASB is currently reviewing how this guidance should be applied to certain mortgage and other asset-backed securities. Due to uncertainties with how this guidance will be interpreted, the Company has not yet determined the impact of adopting SFAS No. 155.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance for de-recognition of tax positions, financial statement classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this interpretation will have on the operating results of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact this statement will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires recognition of the funded status of a defined benefit postretirement plan as a net asset or liability in its financial statements, the recognition of changes in the funded status through other comprehensive income and the measurement of the defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year. Under SFAS 158, amounts that are currently being deferred and not recognized in the calculation of net periodic benefit cost will be recognized as a component of accumulated other comprehensive income, net of the tax effect. The deferred amounts will be removed from accumulated other comprehensive income as they are subsequently recognized in earnings as components of net periodic benefit cost. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for the measurement of assets and obligations as of the end of the employer’s fiscal year, which is effective for fiscal years ending after December 15, 2008. Adoption of this statement will not have an impact on the operating results of the Company, but there will be an impact on the Company’s statement of comprehensive income and balance sheet. The Company is currently evaluating the impact this statement will have on its financial statements.

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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 4.	CONTROLS AND PROCEDURES, CONTINUED

There were no changes in the Company’s internal control over financial reporting that occurred during the first nine months of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended September 30, 2006:

Issuer Purchases of Equity Securities
				(c) Total number		(d) Maximum number
	(a) Total		(b) Average	of shares (or		(or approximate dollar
	number of		price	units) purchased		value) of shares
	shares		paid	as part of publicly		(or units) that may yet
	(or units)		per share	announced plans		be purchased under
Period	purchased		(or unit)	or programs		the plans or programs

7/1/06 - 7/31/06	5,386	(1)	$ 30.45	-	(2)	$ 6,064,169

8/1/06 - 8/31/06	109	(1)	28.42	-	(2)	6,064,169

9/1/06 - 9/30/06	1,060	(1)	29.80	-	(2)	6,064,169

Total	6,555		$ 30.31	-		$ 6,064,169

(1) 170, 109 and 1,060 shares were purchased in the open market during July, August and September, respectively, under the Company’s dividend reinvestment and common stock purchase plan. 5,216 shares were purchased in the open market during July under Employers Mutual Casualty Company’s employee stock purchase plan.

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

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President & Chief Executive Officer

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and
Chief Financial Officer

Date: November 9, 2006

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit number	Item	Page number

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	48

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	49

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	50

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	51