Form 10-K
period 2006-12-31
EMC INSURANCE GROUP INC
filed 2007-03-15
CIK 356130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 0-10956

EMC INSURANCE GROUP INC.
(Exact name of registrant as specified in its charter)

Iowa	42-6234555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

717 Mulberry Street, Des Moines, Iowa	50309
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(515) - 345 - 2902

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $1.00	The NASDAQ Stock Market LLC
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act		☐	Yes	☒	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act		☐	Yes	☒	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days.		☒	Yes	☐	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in

Part III of this Form 10-K or any amendment to this Form 10-K.		☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐	Yes	☒	No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was $170,983,693.

The number of shares outstanding of the registrant’s common stock, $1.00 par value, on February 28, 2007, was 13,757,341.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2007, and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2006, are incorporated by reference under Part III.

PART I

ITEM 1.	BUSINESS.

GENERAL

EMC Insurance Group Inc. is an insurance holding company that was incorporated in Iowa in 1974 by Employers Mutual Casualty Company (Employers Mutual) and became a public company in 1982 following the initial public offering of its common stock. EMC Insurance Group Inc. is 56.6 percent owned by Employers Mutual, a multiple-line property and casualty insurance company organized as an Iowa mutual insurance company in 1911 that is licensed in all 50 states and the District of Columbia. The term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate, are referred to as the “EMC Insurance Companies.”

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

EMC Underwriters, LLC

Illinois EMCASCO was formed in Illinois in 1976 (and was re-domesticated to Iowa in 2001), Dakota Fire was formed in North Dakota in 1957 and EMCASCO was formed in Iowa in 1958 for the purpose of writing property and casualty insurance. Farm and City was formed in Iowa in 1962 to write nonstandard risk automobile insurance and was purchased by the Company in 1984. Farm and City no longer writes direct business, but continues to participate in the reinsurance pooling agreement with Employers Mutual (see discussion under “Organizational Structure – Property and Casualty Insurance”). EMC Reinsurance Company was formed in 1981 to assume reinsurance business from Employers Mutual. The Company’s excess and surplus lines insurance agency, EMC Underwriters, LLC, was formed in Iowa in 1975 and was acquired by the Company in 1985. Effective December 31, 1998, the excess and surplus lines insurance agency was converted to a limited liability company and the ownership was contributed to EMCASCO.

Property and casualty insurance is the most significant segment of the Company’s business, representing approximately 81 percent of premiums earned in 2006. The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement. Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the pooling arrangement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products. For a discussion of the pooling agreement and its benefits, please see “Organizational Structure – Property and Casualty Insurance” below.

Reinsurance operations are conducted through EMC Reinsurance Company, representing approximately 19 percent of premiums earned in 2006. The principal business activity of EMC Reinsurance Company is to assume the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies (subject to certain limited exceptions).

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

•

the ability to benefit from the capacity of the entire pool representing $1.1 billion in direct premiums written in 2006 and $923.5 million in statutory surplus as of December 31, 2006, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level;

•	the achievement of an “A-” (Excellent) rating from A.M. Best Company on a “group” basis;

•	the ability to take advantage of a significant distribution network of independent agencies that the participants most likely could not access on an individual basis;

•	the ability to negotiate and purchase reinsurance from third-party reinsurers on a combined basis, thereby achieving larger retentions and better pricing; and

•	the ability to achieve and benefit from economies of scale in operations.

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

Effective January 1, 2005, the pooling agreement was further amended to comply with certain conditions established by A.M. Best Company that will enable the pool participants to have their financial strength ratings determined on a “group” basis. These amendments: (i) provide that if a pool participant becomes insolvent, or is otherwise subject to liquidation or receivership proceedings, each of the other participants will, on a pro rata basis (based on their participation interests in the pool), adjust their assumed portions of the pool liabilities in order to assume in full the liabilities of the impaired participant, subject to compliance with all regulatory requirements applicable to such adjustment under the laws of all states in which the participants are domiciled; (ii) clarify that all development on prior years’ outstanding losses and settlement expenses of the participants will remain in the pool and be pro rated pursuant to the pooling agreement; and (iii) clarify that all liabilities incurred prior to a participant withdrawing from the pool, and associated with such withdrawing participant, shall remain a part of the pool and subject to the pooling agreement.

The amount of insurance a property and casualty insurance company writes under industry standards is commonly expressed as a multiple of its surplus calculated in accordance with statutory accounting practices. Generally, a ratio of 3 or less is considered satisfactory by state insurance departments. The ratios of the pool participants for the past three years are as follows:

	Year ended December 31,
	2006	2005	2004
Employers Mutual	0.80	0.90	1.23
EMCASCO (1)	1.52	2.03	1.65
Illinois EMCASCO (1)	1.48	1.96	1.74
Dakota Fire (1)	1.46	1.97	1.67
Farm and City	1.64	2.04	2.67
EMC Property & Casualty Company	0.72	0.83	0.93
Union Insurance Company of Providence	0.72	0.82	0.91
Hamilton Mutual Insurance Company	1.78	1.56	2.53

(1) The ratios for these companies reflects the issuance of an aggregate of $25,000,000 of surplus notes to Employers Mutual on December 28, 2001. Surplus notes are considered to be a component of surplus for statutory reporting purposes; however, under U.S. generally accepted accounting principles, surplus notes are considered to be debt and are reported as a liability in the Company’s financial statements.

Reinsurance

The Company’s reinsurance subsidiary assumes a 100 percent quota share portion of Employers Mutual’s assumed reinsurance business, exclusive of certain reinsurance contracts. This includes all premiums and related losses, settlement expenses, and other underwriting and administrative expenses of this business, subject to a maximum loss of $2,000,000 per event ($1,500,000 in 2005 and 2004). The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, the reinsurance subsidiary assumes reinsurance business from the Mutual Reinsurance Bureau (MRB) pool and this pool provides a small amount of reinsurance protection to the participants of the pooling agreement. As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the direct business produced by the participants in the pooling agreement, after ceded reinsurance protections purchased by the MRB pool are applied. In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law. Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

Effective January 1, 2006, the terms of the quota share agreement between Employers Mutual and the reinsurance subsidiary were revised. The majority of the changes were prompted by the significant amount of hurricane losses retained by Employers Mutual during the severe 2005 hurricane season; however, other changes were made to simplify and clarify the terms and conditions of the quota share agreement. The revised terms of the quota share agreement for 2006 were as follows: (1) the reinsurance subsidiary’s maximum retention, or cap, on losses assumed per event increased from $1,500,000 to $2,000,000; (2) the cost of the $2,000,000 cap on losses assumed per event is treated as a reduction to premiums written, rather than commission expense; (3) the reinsurance subsidiary no longer directly pays for the outside reinsurance protection that Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business it retains in excess of the cap, and instead pays a higher premium rate (previously accounted for as commission); and (4) the reinsurance subsidiary assumes all foreign currency exchange gains/losses associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement. For 2006, the premium rate paid by the reinsurance subsidiary to Employers Mutual was 10.5 percent of premiums written. The corresponding rate for 2005 was approximately 8.5 percent (4.5 percent override commission rate plus approximately 4.0 percent for the cost of the outside reinsurance protection).

Under the terms of the quota share agreement, the reinsurance subsidiary receives reinstatement premium income that is collected by Employers Mutual from the ceding companies when reinsurance coverage is reinstated after a loss event; however, the cap on losses assumed per event contained in the quota share agreement is automatically reinstated without cost to the reinsurance subsidiary. This arrangement can produce unusual underwriting results for the reinsurance subsidiary when a large event occurs because the reinstatement premium income received by the reinsurance subsidiary may approximate, or exceed, the amount of losses retained.

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

Investment expenses are based on actual expenses incurred by the Company plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted-average total of invested assets and number of investment transactions.

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

The following table sets forth the aggregate direct premiums written of all parties to the pooling agreement for the three years ended December 31, 2006, by line of business.

	Year ended December 31,
	2006		2005		2004
		Percent		Percent		Percent
Line of business	Amount	of total	Amount	of total	Amount	of total
($ in thousands)
Commercial lines:
Automobile	$ 243,203	21.3%	$ 243,289	21.4%	$ 248,542	21.8%
Property	236,543	20.7	232,629	20.4	224,899	19.7
Workers' compensation	217,158	19.0	212,060	18.6	217,987	19.1
Liability	253,757	22.2	242,742	21.3	231,091	20.2
Other	33,621	3.0	30,312	2.7	25,430	2.2

Total commercial lines	984,282	86.2	961,032	84.4	947,949	83.0

Personal lines:
Automobile	82,407	7.2	95,925	8.4	110,063	9.6
Property	73,268	6.4	79,339	7.0	82,786	7.2
Liability	2,316	0.2	2,232	0.2	2,127	0.2

Total personal lines	157,991	13.8	177,496	15.6	194,976	17.0

Total	$ 1,142,273	100.0%	$ 1,138,528	100.0%	$ 1,142,925	100.0%

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

The following table sets forth the assumed premiums written of the reinsurance subsidiary for the three years ended December 31, 2006, by line of business. For 2006, assumed premiums written reflect a reduction in Employers Mutual’s participation in the MRB pool. The board of directors of the MRB pool approved the admission of two new assuming companies to the pool effective January 1, 2006. This reduced Employers Mutual’s participation in the pool from a one-third share to an approximate one-fifth share (one company is only assuming property exposures). The assumed premium written amount for 2006 also includes a negative $3,440,000 portfolio adjustment which serves as an offset to the decrease in unearned premiums recognized in connection with this change in participation.

	Year ended December 31,
	2006		2005		2004
		Percent		Percent		Percent
Line of business	Amount	of total	Amount	of total	Amount	of total
($ in thousands)
Pro rata reinsurance:
Property and casualty	$ 7,142	10.8%	$ 18,464	19.9%	$ 21,785	22.3%
Property	12,453	18.8	17,160	18.5	14,501	14.8
Crop	4,191	6.3	3,975	4.3	4,084	4.2
Casualty	1,775	2.7	1,091	1.2	1,206	1.2
Marine/aviation	9	-	5,423	5.9	11,202	11.5

Total pro rata reinsurance	25,570	38.6	46,113	49.8	52,778	54.0

Excess-of-loss reinsurance:
Property	28,366	42.8	30,301	32.7	26,935	27.6
Casualty	12,302	18.6	16,221	17.5	17,358	17.8
Surety	30	-	(47)	-	566	0.6

Total excess-of-loss reinsurance	40,698	61.4	46,475	50.2	44,859	46.0

Total	$ 66,268	100.0%	$ 92,588	100.0%	$ 97,637	100.0%

Marketing and Distribution

Property and Casualty Insurance

The Company markets a wide variety of commercial and personal lines insurance products through 16 full service branch offices, which actively write business in 41 states. The Company’s products are marketed exclusively through a network of over 2,400 local independent agencies contracted and serviced by those branch offices. The Company primarily focuses on the sale of commercial lines of property and casualty insurance to small and medium-sized businesses, which are considered to be policyholders that pay less than $100,000 in annual premiums. The Company also seeks to provide more than one policy to a given customer, because this “account selling” strategy diversifies risks and generally improves underwriting results.

The pool participants wrote over $1.1 billion in direct premiums in 2006, with 86 percent of this business coming from commercial lines products and 14 percent coming from personal lines products. Although a majority of the Company’s business is generated by sales in the Midwest, its offices are located across the country to take advantage of local market conditions and opportunities, as well as to spread risk geographically. Each branch office performs its own underwriting, claims, marketing and risk management functions according to policies and procedures established and monitored by the home office. This decentralized network of branch offices allows the Company to develop marketing strategies, products and pricing that target the needs of individual marketing territories and take advantage of different opportunities for profit in each market. This operating structure also enables the Company to develop close relationships with the agents and customers with whom it does business.

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

The Company writes a number of target market and safety dividend group programs throughout the country, and has developed a strong reputation for these programs within the marketplace. These programs provide enhanced insurance protection to businesses or institutions that have similar hazards and exposures and are willing to implement loss prevention programs. Underwriting results for these programs are based on the experience of the group, rather than the individual participants. These groups include public schools, small municipalities, petroleum marketers, contractors and mobile home parks. As an example, the pool participants write coverage for approximately 1,500 school districts throughout the Midwest. These programs have been successful because they offer risk management products and services that are targeted to the needs of the group members through a local independent agent.

The following table sets forth the geographic distribution of the aggregate direct premiums written of all parties to the pooling agreement for the three years ended December 31, 2006.

	Year ended December 31,
	2006	2005	2004

Arizona	4.0%	3.9%	3.8%
Colorado	3.3	3.2	3.1
Illinois	4.4	4.4	4.3
Iowa	14.0	14.8	15.1
Kansas	9.5	9.3	9.1
Michigan	3.9	3.9	4.1
Minnesota	3.1	3.2	3.3
Nebraska	5.6	5.8	6.4
North Carolina	3.1	3.2	2.9
Pennsylvania	3.5	3.5	3.4
Texas	4.6	4.4	4.6
Wisconsin	5.7	5.5	5.6
Other *	35.3	34.9	34.3
	100.0%	100.0%	100.0%

* Includes all other jurisdictions, none of which accounted for more than 3 percent.

Reinsurance

The reinsurance subsidiary obtains 100 percent of its business from Employers Mutual through the quota share agreement. The reinsurance subsidiary relies on the financial strength of Employers Mutual to write the reinsurance business, as well as the competitive advantage that Employers Mutual has by virtue of being licensed in all 50 states. Reinsurance marketing is undertaken by Employers Mutual in its role as the direct writer of the reinsurance business; however, the reinsurance subsidiary is utilized in the marketing efforts to help differentiate the reinsurance business from the direct insurance business that is written by Employers Mutual and the other pool participants.

Employers Mutual’s reinsurance business is derived from two sources. Approximately 70 percent of Employers Mutual’s assumed reinsurance premiums earned in 2006 were generated through the activities of its Home Office Reinsurance Assumed Department (also known as “HORAD”). The reinsurance business written by HORAD is brokered through independent intermediaries. As a result, the risks assumed by HORAD do not materially overlap with the risks assumed by MRB (discussed below). The risks which are assumed by Employers Mutual through HORAD are directly underwritten and priced by Employers Mutual. As such, Employers Mutual has discretion with respect to the type and size of risks which it assumes and services through these activities.

The remaining 30 percent of Employers Mutual’s assumed reinsurance premiums earned in 2006 were generated through participation in the MRB pool, an unincorporated association through which Employers Mutual and other unaffiliated insurance companies participate in a voluntary reinsurance pool to meet the reinsurance needs of small and medium-sized, unaffiliated mutual insurance companies. Employers Mutual has participated in MRB since 1957. Effective January 1, 2006, the board of directors of the MRB pool approved the admission of two new assuming companies to the pool. This reduced Employers Mutual’s participation in the pool from a one-third share to an approximate one-fifth share (one company is only assuming property exposures). Both of the new assuming companies carry an A+ (Superior) rating from A.M. Best Company and their addition enhances the financial strength of the pool. MRB is controlled by a board of directors composed of the five members, including one representative designated by Employers Mutual. As a member of this organization, Employers Mutual assumes its proportionate share of the risks ceded to MRB by unaffiliated insurers. Since MRB is structured on a joint liability basis, Employers Mutual, and therefore the Company’s reinsurance subsidiary, would be obligated with respect to the proportionate share of risks assumed by the other participants in the event they were unable to perform. MRB, which is operated by an independent management team, manages assumed risks through typical underwriting practices, including loss exposure controls provided through reinsurance coverage obtained for the benefit of MRB. The reinsurance risks for MRB arise primarily from the Northeast and Midwest markets. Underwriting of risks and pricing of coverage is performed by MRB management under general guidelines established by Employers Mutual and the other participating insurers. Apart from these procedures, Employers Mutual has only limited control over the risks assumed by, and the operating results of, MRB. Because of the joint liability structure, MRB participating companies must maintain a rating of “A-” (Excellent) or above from A.M. Best Company and meet certain other standards.

On March 8, 2007 the management of the MRB pool announced that Auto-Owners Insurance Company will terminate its participation in the MRB pool effective January 1, 2008. The management of the MRB pool anticipates that a new participant will be found to replace Auto-Owners and that the MRB pool will continue operating at the current five participant level in 2008; however, they are prepared to operate the pool with the remaining four participants if necessary. In the event that Employers Mutual becomes a one-fourth participant in the MRB pool in 2008, the premium volume of the Company’s reinsurance subsidiary would be expected to increase by approximately $4.5 million, based on current projections of the MRB pool’s management.

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

It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business. Commissions paid by the reinsurance subsidiary to Employers Mutual for this purpose amounted to $15,650,000 in 2006. During 2006, Employers Mutual retained 10.5 percent of the gross assumed premiums written subject to cession to the reinsurance subsidiary as compensation for the $2.0 million cap on losses assumed per event, which amounted to $7,774,000. The reinsurance subsidiary also assumed all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that were subject to the quota share agreement. The net foreign currency exchange loss assumed by the reinsurance subsidiary in 2006 was $61,000.

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

A.M. Best Company Rating

Property and Casualty Insurance

A.M. Best Company (A.M. Best) rates insurance companies based on their relative financial strength and ability to meet their contractual obligations. The most recent A.M. Best Property Casualty Key Rating Guide gives the Company’s property and casualty insurance subsidiaries an “A-” (Excellent) policyholders rating in their capacity as participants in the pooling agreement. A.M. Best re-evaluates its ratings from time to time (normally on an annual basis) and there can be no assurance that the Company’s property and casualty insurance subsidiaries and the other pool participants will maintain their current rating in the future. Management believes that an A.M. Best rating of “A-” (Excellent) or better is important to the Company’s business since many insureds require that companies with which they insure be so rated. A.M. Best’s publications indicate that these ratings are assigned to companies that have achieved excellent overall performance and have a strong ability to meet their obligations over a long period of time. A.M. Best’s ratings are based upon factors of concern to policyholders and insurance agents, and are not directed toward the protection of investors.

Reinsurance

The most recent A.M. Best Property Casualty Key Rating Guide gives the Company’s reinsurance subsidiary an “A-” (Excellent) policyholders’ rating. However, because all of the reinsurance business assumed by the reinsurance subsidiary is produced by Employers Mutual, the rating of the reinsurance subsidiary is not critical to the Company’s reinsurance operations. The rating of Employers Mutual is, however, critical to the Company’s reinsurance operations, as the unaffiliated insurance companies that cede business to Employers Mutual view the rating as an indication of Employers Mutual’s ability to meet its obligations to those insurance companies. Employers Mutual’s rating of “A-” (Excellent) has resulted in the loss of some reinsurance business because some insurance companies require a rating of “A” (Excellent) or higher. A downgrade of Employers Mutual’s rating would have a material adverse impact on the Company’s reinsurance subsidiary, as a downgrade would negatively impact Employers Mutual’s ability to assume reinsurance business and, consequently, to cede that business to the Company’s reinsurance subsidiary.

Statutory Combined Trade Ratios

The following table sets forth the statutory combined trade ratios of the Company’s insurance subsidiaries and the property and casualty insurance industry averages for the five years ended December 31, 2006. The combined trade ratios below are the sum of the following: the loss ratio, calculated by dividing losses and settlement expenses incurred by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written and policyholder dividends by net premiums earned. Generally, if the combined trade ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.

	Year Ended December 31,
	2006	2005	2004	2003	2002

Property and casualty insurance (1)
Loss ratio	56.6%	62.1%	79.0%	70.3%	69.8%
Expense ratio	36.1%	33.5%	33.1%	32.2%	31.2%
Combined trade ratio	92.7%	95.6%	112.1%	102.5%	101.0%

Reinsurance (2)
Loss ratio	68.5%	63.6%	55.9%	65.2%	70.7%
Expense ratio	24.0%	27.5%	27.8%	27.2%	31.6%
Combined trade ratio	92.5%	91.1%	83.7%	92.4%	102.3%

Total insurance operations (1) (2)
Loss ratio	58.8%	62.4%	72.6%	68.9%	70.0%
Expense ratio	34.0%	32.3%	31.6%	30.9%	31.3%
Combined trade ratio	92.8%	94.7%	104.2%	99.8%	101.3%

Property and casualty insurance
industry averages (3)
Loss ratio	66.9%	74.8%	72.8%	75.0%	81.7%
Expense ratio	26.4%	26.0%	25.3%	25.1%	25.7%
Combined trade ratio	93.3%	100.8%	98.1%	100.1%	107.4%

(1)     The 2005 expense ratio and combined trade ratio for “property and casualty insurance” and “total insurance operations” are distorted by $29,631,000 of additional premiums written and $6,519,000 of commission expense that were recorded in connection with the change in the property and casualty insurance segment’s aggregate pool participation. Excluding these adjustments, the expense ratios would have been 34.4 percent and 32.9 percent, respectively, and the combined trade ratios would have been 96.5 percent and 95.3 percent, respectively.

(2)      The 2006 loss ratio, expense ratio, and combined trade ratio for “reinsurance” and “total insurance operations” reflect the revised terms of the quota share agreement. The previous terms of the quota share agreement provided for a 4.5 percent override commission expense payment to Employers Mutual as compensation for the cap on losses assumed per event. Effective January 1, 2006, the reinsurance subsidiary no longer pays this override commission, and instead pays a 10.5 percent premium charge. For comparison purposes, had the revised terms of the quota share agreement been in place in 2005, the loss ratio, expense ratio, and combined trade ratio would have been 68.6 percent, 24.7 percent, and 93.3 percent, respectively for “reinsurance”, and 63.5 percent, 31.7 percent, and 95.2 percent, respectively for “total insurance operations”.

(3)     As reported by A.M. Best Company. The ratio for 2006 is an estimate; the actual combined ratio is not currently available.

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

The Company will allow claims to go to litigation in matters such as value disputes and questionable liability, and will defend appropriate denials of coverage. The Company generally retains outside defense counsel to litigate such matters. The Company’s claims professionals manage the litigation process, rather than ceding control to an attorney. The Company has implemented a litigation management system that provides data that allows the claims staff to evaluate the quality and cost effectiveness of legal services provided. Cases are constantly reviewed to adjust the litigation plan if necessary, and all cases going to trial are carefully reviewed to assess the value of trial or settlement.

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

The Company’s actuaries conduct quarterly reviews of the direct loss and settlement expense reserves. In addition, they specifically analyze direct case loss reserves on a quarterly basis and direct incurred but not reported (“IBNR”) loss reserves on an annual basis. Based on the results of these regularly-scheduled evaluations, the Company’s actuaries make recommendations regarding adjustments to direct reserve levels, if deemed appropriate.

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

Despite the inherent uncertainties of estimating loss and settlement expense reserves, the Company believes that its reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that its reserves for losses and settlement expenses at December 31, 2006 are adequate.

The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the property and casualty insurance subsidiaries and the reinsurance subsidiary. Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements.

	Year ended December 31,
	2006	2005	2004
	($ in thousands)
Gross reserves at beginning of year	$ 544,051	$ 429,677	$ 373,783
Ceded reserves at beginning of year	(42,650)	(25,358)	(20,666)
Net reserves at beginning of year,
before adjustment	501,401	404,319	353,117

Adjustment to beginning reserves due to
the change in pool participation	-	78,818	-
Net reserves at beginning of year,
after adjustment	501,401	483,137	353,117

Incurred losses and settlement expenses
Provision for insured events of the
current year	270,368	273,335	229,668
Increase (decrease) in provision for
insured events of prior years	(41,916)	(15,408)	20,138
Total incurred losses and
settlement expenses	228,452	257,927	249,806

Payments
Losses and settlement expenses
attributable to insured events of the
current year	92,061	99,998	83,531
Losses and settlement expenses
attributable to insured events of
prior years	125,043	139,665	115,073
Total payments	217,104	239,663	198,604

Net reserves at end of year	512,749	501,401	404,319
Ceded reserves at end of year	35,609	42,650	25,358
Gross reserves at end of year, before
foreign currency re-valuation	548,358	544,051	429,677
Re-valuation due to foreign
currency exchange rates	190	-	-
Gross reserves at end of year	$ 548,548	$ 544,051	$ 429,677

During the years ended December 31, 2006 and 2005, the Company experienced favorable development in the provision for insured events of prior years, compared to adverse development during the year ended December 31, 2004. The majority of the adverse development experienced in 2004 came from the property and casualty insurance segment and occurred in the workers’ compensation and other liability lines of business. Following are the significant issues and trends that were identified as contributors to this adverse development.

Workers’ compensation claim severity increased significantly, with the projected ultimate average claim amount increasing approximately 72 percent over the five year period ending in 2004. An increase of this magnitude made the establishment of adequate case loss reserves challenging. A review of claims data indicated that claims adjusters had underestimated medical costs and the length of time injured workers were away from work. In addition, partial disability benefits had been underestimated or unanticipated. Large increases in drug costs and the availability and utilization of new and costly medical procedures contributed to the rapidly escalating medical costs.

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

In response to an indicated deficiency in case reserves at December 31, 2003, the home office claims department in early 2004 instructed each of the 16 branch offices to review and carefully re-evaluate all claim reserves for adequacy. As a result of these reviews, case loss reserves were strengthened in both the second and third quarters of 2004. However, during the required fourth quarter inventory and review process, the branch offices further strengthened their case loss reserves, generating a significant amount of adverse development on prior years’ reserves.

Following is a detailed analysis of the reserve development the Company has experienced during the past three years.

Year ended December 31, 2006

Property and casualty insurance segment

For the property and casualty insurance segment, the December 31, 2006 estimate of loss and settlement expense reserves for accident years 2005 and prior decreased $32,255,000 from the estimate at December 31, 2005. This decrease represents approximately 7.9 percent of the December 31, 2005 carried reserves and is attributed primarily to favorable development on case loss reserves of previously reported claims. No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2006.

Reserves on previously reported claims developed favorably in 2006 by approximately $28,187,000. Favorable case loss reserve development occurred in all major lines of business: workers’ compensation ($11,366,000), other liability ($8,503,000), commercial property ($2,369,000), personal auto liability ($1,436,000), homeowners ($1,412,000), auto physical damage ($1,304,000), bonds ($1,248,000), and commercial auto liability ($549,000). For all lines combined, the latest three prior accident years were responsible for over 80 percent of the total favorable development, and the latest five prior accident years contributed over 95 percent. In aggregate, all of the favorable development is attributable to claims that closed during 2006.

During 2006, direct IBNR loss reserves other than asbestos were strengthened $1,800,000, of which approximately $970,000 was allocated to prior accident years. This reserving action resulted from standard actuarial reserve reviews and reflects somewhat higher ratios of IBNR emergence to premiums earned for several lines of business. In addition, asbestos IBNR loss reserves were strengthened $170,000, reflecting the results of an outside consultant’s analysis of the Company’s asbestos liabilities.

The emergence of IBNR claims was lower than the change in prior year IBNR loss reserves, resulting in approximately $5,195,000 of favorable development in 2006. This favorable development arose from five lines of business: other liability ($2,755,000), commercial auto liability ($2,018,000), homeowners ($1,401,000), auto physical damage ($859,000), and commercial property ($102,000). Partially offsetting this favorable development was adverse development totaling ($1,940,000) on the remaining lines of business. For all lines combined, the favorable development of prior year IBNR loss reserves is attributable to accident year 2005.

During 2006, underlying exposure increases resulted in premium increases in certain lines of business, most notably in the other liability line. Since formula IBNR loss reserves are calculated through the application of IBNR factors to premiums earned, these exposure increases resulted in an increase of $1,554,000 in prior accident year IBNR loss reserves.

Total settlement expense reserves developed downward in 2006 by $3,915,000. Approximately 57 percent of the downward development is related to internal claims department, independent adjuster, and miscellaneous settlement expenses. Settlement expense payments in these categories during 2006 were lower than anticipated in the payment patterns used in the accident year allocation of settlement expense reserves at December 31, 2005. This downward development occurred primarily in the workers’ compensation, other liability, and commercial auto liability lines of business.

The defense and cost containment portion of prior year settlement expense reserves developed downward in 2006 by $1,690,000. The favorable development resulted from expense payments in 2006 that were $3,681,000 lower than anticipated in the 2005 year-end reserve levels. The other liability line of business accounts for approximately 80 percent of this downward development. During 2006, the settlement expense formula case loss reserve for involuntary auto business was eliminated, resulting in $206,000 of additional downward development. Partially offsetting this favorable development was $511,000 of strengthening in asbestos settlement expense reserves, which resulted from an outside consultant’s analysis of the Company’s asbestos liabilities. Settlement expense reserves other than asbestos were strengthened $1,800,000, of which approximately $1,183,000 was allocated to prior accident years. About 80 percent of this prior year strengthening occurred in the other liability and workers’ compensation lines of business. This reserving action resulted from standard actuarial reserve reviews, which indicated generally higher ultimate expense to loss ratios in these lines of business. In addition, settlement expense reserves for prior years increased approximately $421,000 due to the exposure increases mentioned above in the discussion of IBNR loss reserves.

The above results reflect reserve development on a direct and assumed basis. During 2006, ceded losses for prior accident years decreased $2,378,000, which is attributable to a reduction in prior year losses ceded to workers’ compensation assigned risk pools. The impact of the decrease in reinsurance recoverables was to reduce the favorable development on the direct and assumed business described above.

Reinsurance segment

For the reinsurance segment, the December 31, 2006 estimate of loss and settlement expense reserves for accident years 2005 and prior decreased $9,661,000 from the estimate at December 31, 2005. This represents 7.2 percent of the December 31, 2005 carried reserves and is attributable primarily to the HORAD book of business, which developed downward by $7,896,000. Approximately 95 percent of the HORAD favorable development arose from accident years 2004 and 2005. Much of this development can be attributed to reported policy year 2004 and 2005 losses for property, casualty, ocean marine, and multi-line classes that were below December 31, 2005 implicit projections.

MRB reserves developed favorably by $1,765,000, which is less than 20 percent of the total favorable development in the reinsurance segment. This development is attributable to accident years 2004 and 2005, which experienced $2,037,000 of favorable development. During 2006, system changes were implemented to split reported settlement expense reserves from reported loss reserves. Simultaneously, the Company eliminated the formula case loss reserve for settlement expenses that had been carried in previous years. This action accounts for approximately two-thirds of the total MRB favorable development.

For the HORAD and MRB books of business combined, the property excess and casualty excess classes account for about 90 percent of the total favorable development.

No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2006.

Year ended December 31, 2005

Property and casualty insurance segment

For the property and casualty insurance segment, the December 31, 2005 estimate of loss and settlement expense reserves for accident years 2004 and prior decreased $14,808,000 from the estimate at December 31, 2004. This decrease represents approximately 5 percent of the December 31, 2004 carried reserves and is primarily attributed to downward development of individual case loss reserves of previously reported claims, downward development of settlement expense reserves and the elimination of a workers’ compensation bulk case reserve. No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2005.

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

During 2005, direct IBNR loss reserves, excluding asbestos and environmental-related exposures, were strengthened $6,403,000, of which approximately $3,510,000 was allocated to prior accident years. Over 85 percent of the prior year strengthening was in the other liability line of business. In addition, asbestos IBNR loss reserves were strengthened $600,000. Both of these reserving actions resulted from standard actuarial reviews.

The emergence of IBNR claims in excess of the change in prior year IBNR loss reserves resulted in approximately $1,318,000 of adverse development in 2005. This adverse development arose from two lines of business: personal auto ($2,435,000), with nearly all of the development attributable to a large Michigan no-fault claim, which is ceded 100 percent to the Michigan Catastrophic Claims Association, and workers’ compensation ($2,336,000), about half of which is attributable to a re-allocation of IBNR loss reserves by accident year as a result of the 2005 actuarial analysis. IBNR loss reserves for the other liability line of business developed downward by $1,239,000 despite a $2,906,000 increase in prior accident year IBNR loss reserves that resulted from a re-allocation of IBNR loss reserves by accident year.

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

There were relatively offsetting effects in the defense and cost containment portions of prior year settlement expense reserves. Settlement expense reserves were strengthened $600,000 for asbestos exposures and $900,000 for the other liability line of business, excluding asbestos, of which approximately $631,000 was allocated to prior accident years. These reserving actions resulted from standard actuarial reviews. Because the Company establishes settlement expense reserves as a percentage of loss reserves, IBNR strengthening associated with increases in premium rate levels produced a $470,000 increase in prior year settlement expense reserves. The takedown of a workers’ compensation bulk case reserve, the re-allocation of IBNR loss reserves by accident year, and a strengthening of IBNR loss reserves in the other liability line of business resulted in net adverse development of approximately $1,329,000 in prior year settlement expense reserves. This increase in the defense portion of the prior year settlement expense reserve was more than offset by a reduction in the legal and cost containment portion of the reserve that resulted from a reduction in prior accident year case and IBNR loss reserves. Overall, the defense and cost containment portion of the total prior year settlement expense reserve generated a modest $455,000 of favorable development.

During 2005, the involuntary workers’ compensation and auto assigned risk business experienced adverse development of $688,000. Losses and settlement expenses for these mandatory pools are booked as reported to the Company, with the exception of a current accident year IBNR loss reserve provision to cover a one-quarter reporting lag.

At January 1, 2005, the Company carried a bulk case reserve in the amount of $7,950,000 in the workers’ compensation line of business. Due to indications of a potential shortage in IBNR loss reserves in the other liability line of business, one-half of this bulk case reserve was re-allocated to other liability IBNR loss reserves at March 31, 2005, with no effect on underwriting results. Actuarial reviews performed during the remainder of 2005 indicated that the estimated adequacy of individual workers’ compensation case loss reserves and total case loss reserves remained fairly constant with the levels perceived at December 31, 2004. As a result, a portion of the remaining bulk case reserve was re-allocated to various components of the loss and settlement expense reserve for the other liability line of business (IBNR, asbestos and settlement expense) at December 31, 2005 and the remainder was eliminated. These actions resulted in the recognition of $2,145,000 of favorable development on prior years’ reserves during the fourth quarter of 2005. For the twelve months of 2005, the elimination of workers’ compensation bulk case reserve resulted in $7,950,000 of favorable development in the workers’ compensation line of business.

The above results reflect reserve development on a direct and assumed basis. During 2005, ceded losses for prior accident years increased $2,853,000. This includes increases of $2,855,000 and $1,719,000 in the workers’ compensation and personal auto lines of business due to an increase in losses ceded to mandatory pools and a decline of $2,159,000 in the other liability line of business. The impact of the increase in reinsurance recoverables was to enhance the favorable development experienced on the direct and assumed business described above.

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

MRB reserves developed adversely in 2005 by $1,691,000. Approximately 85 percent of this development arose from accident years 2001 – 2004. The classes showing the most significant adverse development were casualty excess and property excess. The management of MRB only reduced prior accident year casualty excess IBNR loss reserves by two-thirds of the prior accident year losses reported during the year, generating adverse development in that class of business. Most of the property excess development can be attributed to 2004 hurricane claims.

No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2005.

Year ended December 31, 2004

Property and casualty insurance segment

For the property and casualty insurance segment, the December 31, 2004 estimate of loss and settlement expense reserves for accident years 2003 and prior increased $23,750,000 from the estimate at December 31, 2003. This increase represents 10 percent of the December 31, 2003 carried reserves and is attributed to a combination of newly reported claims in excess of carried IBNR loss reserves, development on case loss reserves of previously reported claims, bulk reserve strengthening and settlement expense reserve increases resulting from increases in case loss reserves. No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2004.

During 2004, case loss reserves increased $39,644,000. Actuarial analysis indicates that this increase represents substantial case loss reserve strengthening. Although figures for the first quarter are not available, the Company estimates that from the end of the first quarter through year-end 2004, case loss reserves were strengthened $20,904,000. This reserving action is an important underlying reason for the adverse reserve development that occurred during 2004, which is discussed in detail below.

Because the Company establishes settlement expense reserves as a percentage of case loss reserves, the increase in case loss reserves resulted in a $8,731,000 increase in settlement expense reserves, approximately $3,122,000 of which can be attributed to case loss reserve strengthening. The case loss reserve increase resulted in an estimated $6,209,000 of settlement expense adverse development.

The emergence of IBNR claims in excess of carried IBNR loss reserves resulted in approximately $14,758,000 of adverse development in 2004. The most significant development occurred in the other liability ($7,812,000), personal auto liability ($5,991,000), commercial auto liability ($1,871,000), and workers’ compensation ($1,634,000) lines of business. The other liability development can be attributed to an unusual number of umbrella claims and to construction defect claims. More than 80 percent of the other liability development came from accident years 1999 - 2003, which are the years with the vast majority of umbrella IBNR claims. For personal auto, nearly all of the development resulted from a change in the recording of large Michigan no-fault claims; however, the additional reserves are ceded 100 percent to the Michigan Catastrophic Claims Association. For commercial auto, the upward development arose mainly from accident years 2000 - 2003. Approximately 70 percent of the workers’ compensation development is from accident years 1999 - 2003. For all other lines combined, IBNR loss reserves developed downward ($2,550,000), with variations by line of business ranging from downward development of $1,139,000 for commercial property to upward development of $85,000 for bonds.

Reserves on previously reported claims also developed upward in 2004 by approximately $11,037,000. Adverse case loss reserve development occurred primarily in the workers’ compensation line of business ($12,265,000), with a smaller amount of adverse development occurring in the commercial auto liability ($1,987,000) and other liability ($1,212,000) lines. Partially offsetting these three lines was favorable development in the remaining lines, most notably property ($1,853,000), auto physical damage ($1,041,000) and homeowners ($905,000). About two-thirds of the workers’ compensation adverse development came from the latest three accident years. For all lines combined, the latest three accident years were responsible for about 80 percent of the total adverse development.

For workers’ compensation, the adverse development on previously reported claims is tempered by a reduction of $2,609,000 in the bulk case reserve allocated to accident years 2003 and prior. With this adjustment, the workers’ compensation adverse case loss reserve development was $9,656,000.

The Company also strengthened IBNR loss reserves in 2004 in response to the results of a regularly-scheduled actuarial analysis, which indicated a higher ratio of IBNR emergence in relation to premiums earned than the 2003 review. The portion of IBNR loss reserve strengthening allocated to prior accident years totaled $1,521,000. The largest indicated increase in IBNR loss reserves was in the other liability line of business, where strengthening totaled $1,391,000.

As previously noted, case loss reserves for the property and casualty insurance segment developed upward during 2004, which represented a significant change from the historical development pattern prior to 2003. To supplement the individual case loss reserves, the Company increased the bulk case reserve for the workers’ compensation line of business, which was primarily responsible for the adverse development. The portion of the bulk reserve increase allocated to prior accident years was $703,000. The increase in the bulk reserve was in response to quarterly actuarial reviews of case loss reserves. These reviews were initiated in 2003 and the methodology was refined in 2004. The methodology projects paid losses to an ultimate level, with the data limited to claims reported as of the evaluation date.

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

No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2004.

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

	Year ended December 31,
($ in thousands)	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

Statutory reserves for losses
and settlement expenses	$191,892	205,606	230,937	257,201	276,103	303,643	321,945	354,200	405,683	502,927	514,576

Retroactive restatement of
reserves in conjunction with:
- admittance of new
participants into the
pooling agreement	7,018	3,600	-	-	-	-	-	-	-	-	-
- the increase in the property
and casualty insurance
subsidiaries' aggregate
participation in the
pooling agreement	40,712	41,743	46,445	51,340	55,052	58,392	61,010	65,696	78,818	-	-

Statutory reserves after
retroactive restatement	239,622	250,949	277,382	308,541	331,155	362,035	382,955	419,896	484,501	502,927	514,576

GAAP Adjustments	(4,064)	(1,092)	(1,133)	(1,208)	(1,070)	(1,242)	(1,381)	(1,378)	(1,364)	(1,526)	(1,827)

Reserves for losses and
settlement expenses	235,558	249,857	276,249	307,333	330,085	360,793	381,574	418,518	483,137	501,401	512,749

Paid (cumulative) as of:
One year later	73,569	76,991	94,134	105,740	120,384	129,501	131,395	137,875	139,665	125,043	-
Two years later	113,186	122,374	145,648	168,319	189,404	206,088	213,756	221,724	210,516	-	-
Three years later	139,103	150,317	179,838	211,226	238,116	258,117	270,782	272,448	-	-	-
Four years later	155,380	168,070	204,372	240,808	269,795	296,491	301,714	-	-	-	-
Five years later	166,115	182,400	220,470	258,522	291,121	316,686	-	-	-	-	-
Six years later	175,540	193,192	231,555	271,944	302,150	-	-	-	-	-	-
Seven years later	182,885	199,749	240,785	280,153	-	-	-	-	-	-	-
Eight years later	187,963	207,072	246,979	-	-	-	-	-	-	-	-
Nine years later	193,909	212,087	-	-	-	-	-	-	-	-	-
Ten years later	197,685	-	-	-	-	-	-	-	-	-	-

Reserves re-estimated as of:
End of year	235,558	249,857	276,249	307,333	330,085	360,793	381,574	418,518	483,137	501,401	512,749
One year later	226,935	236,694	269,042	304,644	335,582	369,076	391,544	445,221	467,729	459,485	-
Two years later	223,135	233,835	270,381	307,777	346,015	383,987	418,518	445,378	448,803	-	-
Three years later	218,798	233,332	273,622	313,712	356,473	398,250	422,873	437,123	-	-	-
Four years later	218,214	233,549	277,036	320,214	364,824	407,791	421,657	-	-	-	-
Five years later	218,185	237,836	280,875	327,247	372,567	409,035	-	-	-	-	-
Six years later	220,901	240,803	286,565	335,494	374,515	-	-	-	-	-	-
Seven years later	222,578	244,901	291,952	338,343	-	-	-	-	-	-	-
Eight years later	225,757	249,153	294,707	-	-	-	-	-	-	-	-
Nine years later	229,562	251,467	-	-	-	-	-	-	-	-	-
Ten years later	231,073	-	-	-	-	-	-	-	-	-	-

Cumulative redundancy
(deficiency)	$ 4,485	(1,610)	(18,458)	(31,010)	(44,430)	(48,242)	(40,083)	(18,605)	34,334	41,916	-

Gross loss and settlement
expense reserves
- end of year	$253,141	266,464	296,097	320,415	344,398	375,919	394,810	444,901	515,509	544,051	548,358
Reinsurance receivables	17,583	16,607	19,848	13,082	14,313	15,126	13,236	26,383	32,372	42,650	35,609
Net loss and settlement
expense reserves
- end of year	$235,558	249,857	276,249	307,333	330,085	360,793	381,574	418,518	483,137	501,401	512,749

Gross re-estimated
reserves - latest (B)	$256,668	274,112	319,007	356,067	393,553	430,530	445,429	471,123	482,362	499,984	548,358
Re-estimated reinsurance
receivables - latest	25,595	22,645	24,300	17,724	19,038	21,495	23,772	34,000	33,559	40,499	35,609
Net re-estimated reserves -
latest	$231,073	251,467	294,707	338,343	374,515	409,035	421,657	437,123	448,803	459,485	512,749

Gross cumulative redundancy
(deficiency) (A-B)	$ (3,527)	(7,648)	(22,910)	(35,652)	(49,155)	(54,611)	(50,619)	(26,222)	33,147	44,067	-

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

During 2006, the Company elected to strengthen direct asbestos IBNR loss and settlement expense reserves to the middle scenario of an independent actuarial review conducted during the year. As a result, asbestos IBNR loss and settlement expense reserves were increased by $170,000 and $511,000, respectively. During 2005, the Company elected to strengthen direct asbestos reserves in consideration of the implied three-year survival ratio (ratio of loss reserves to the three-year average of loss payments). As a result, asbestos IBNR loss and settlement expense reserves were each increased by $600,000.

The following table presents asbestos and environmental-related losses and settlement expenses incurred and reserves outstanding for the Company:

	Year ended December 31,
	2006	2005	2004
	($ in thousands)
Losses and settlement expenses incurred:
Asbestos:
Property and casualty insurance	$ 905	$ 1,660	$ 186
Reinsurance	40	-	-
	945	1,660	186
Environmental:
Property and casualty insurance	(32)	337	4
Reinsurance	-	-	-
	(32)	337	4
Total loss and settlement
expenses incurred	$ 913	$ 1,997	$ 190

	Year ended December 31,
	2006	2005	2004
	($ in thousands)
Loss and settlement expense reserves:
Asbestos:
Property and casualty insurance	$ 4,559	$ 4,078	$ 2,883
Reinsurance	623	602	667
	5,182	4,680	3,550
Environmental:
Property and casualty insurance	1,368	1,478	1,148
Reinsurance	738	738	762
	2,106	2,216	1,910
Total loss and settlement
expense reserves	$ 7,288	$ 6,896	$ 5,460

Based upon current facts, management believes the reserves established for asbestos and environmental-related claims at December 31, 2006 are adequate. Although future changes in the legal and political environment may result in adjustment to these reserves, management believes any adjustment will not have a material impact on the financial condition or results of operations of the Company.

Reinsurance Ceded

The following table presents amounts due to the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums as of December 31, 2006:

				2006
	Amount		Percent	A.M. Best
	recoverable		of total	rating
($ in thousands)
Wisconsin Compensation Rating Bureau	$ 12,297		28.9%	(1)
Michigan Catastrophic Claims Association	8,792		20.6%	(1)
XL Reinsurance America	2,995		7.0%	A+
Hartford Steam Boiler Inspection and Insurance Company	2,631		6.2%	A++
Workers' Compensation Reinsurance Association of Minnesota	1,948		4.6%	(1)
General Reinsurance Corporation	1,379		3.2%	A++
National Workers' Compensation Reinsurance Pool	1,326		3.1%	(1)
Transatlantic Reinsurance Company	1,099		2.6%	A+
Partner Reinsurance Company of the US	828		1.9%	A+
Hannover Ruckversicherungs AG	822		1.9%	A
Other Reinsurers	8,496		20.0%
	$ 42,613	(2)	100.0%

(1)

Amounts recoverable reflect the property and casualty insurance subsidiaries’ aggregate pool participation percentage of amounts ceded to these organizations by Employers Mutual in connection with its role as “service carrier.” Under these arrangements, Employers Mutual writes business for these organizations on a direct basis and then cedes 100 percent of the business to these organizations. Credit risk associated with these amounts is minimal as all companies participating in these organizations are responsible for the liabilities of such organizations on a pro rata basis.

(2)

The total amount recoverable at December 31, 2006 represents $2,196,000 in paid losses and settlement expenses, $35,609,000 in unpaid losses and settlement expenses and $4,808,000 in unearned premiums.

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred for the three years ended December 31, 2006 is presented below.

	Year ended December 31,
	2006	2005	2004
	($ in thousands)
Premiums written:
Direct	$ 191,516	$ 187,485	$ 191,823
Assumed from nonaffiliates	3,414	4,537	4,125
Assumed from affiliates	408,950	463,777	366,225
Ceded to nonaffiliates	(26,112)	(25,080)	(18,446)
Ceded to affiliates	(191,516)	(187,485)	(191,823)
Net premiums written	$ 386,252	$ 443,234	$ 351,904

Premiums earned:
Direct	$ 188,427	$ 186,933	$ 197,052
Assumed from nonaffiliates	3,698	4,456	3,933
Assumed from affiliates	414,068	435,086	359,605
Ceded to nonaffiliates	(26,151)	(23,917)	(18,060)
Ceded to affiliates	(188,427)	(186,933)	(197,052)
Net premiums earned	$ 391,615	$ 415,625	$ 345,478

Losses and settlement expenses incurred:
Direct	$ 95,640	$ 137,399	$ 132,616
Assumed from nonaffiliates	2,546	7,083	2,897
Assumed from affiliates	233,284	280,482	258,134
Ceded to nonaffiliates	(7,378)	(29,638)	(11,225)
Ceded to affiliates	(95,640)	(137,399)	(132,616)
Net losses and settlement
expenses incurred	$ 228,452	$ 257,927	$ 249,806

For 2006, premiums written and earned assumed from affiliates, and losses and settlement expenses incurred assumed from affiliates, reflect a reduction in Employers Mutual’s participation in the MRB pool. The board of directors of the MRB pool approved the admission of two new assuming companies to the pool effective January 1, 2006. This reduced Employers Mutual’s participation in the pool from a one-third share to an approximate one-fifth share (one company is only assuming property exposures). The premiums written assumed from affiliates and net premiums written amounts for 2006 also include a negative $3,440,000 portfolio adjustment which serves as an offset to the decrease in unearned premiums recognized in connection with this change in participation.

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

A summary of the reinsurance treaties benefiting the parties to the pooling agreement during 2006 is presented below. Retention amounts reflect the accumulated retentions and co-participation of all layers within a treaty.

Type of reinsurance treaty	Retention		Limits
Property per risk	$ 3,000,000	100	percent of $37,000,000
Property catastrophe	$ 16,700,000	95	percent of $140,000,000
Casualty	$ 2,300,000	99	percent of $38,000,000
Workers' compensation excess	$ -		$20,000,000 excess of $40,000,000
Umbrella	$ 2,000,000	100	percent of $8,000,000
Fidelity	$ 1,200,000	95	percent of $4,000,000
Surety	$ 2,200,000	91	percent of $14,000,000
Non-obligatory surety quota share	$ 10,500,000	70	percent of $35,000,000
Boiler	$ -	100	percent of $50,000,000
Terrorism aggregate excess-of-loss	$ 63,000,000	60	percent of $95,000,000

Although reinsurance does not discharge the original insurer from its primary liability to its policyholders, it is the practice of insurers for accounting purposes to treat reinsured risks as risks of the reinsurer since the primary insurer would only re-assume liability in those situations where the reinsurer is unable to meet the obligations it assumes under the reinsurance agreements. The ability to collect reinsurance is subject to the solvency of the reinsurers.

The major reinsurers in the pool participants’ reinsurance programs during 2006 are presented below. The percentages represent the reinsurers’ share of the total reinsurance protection under all coverages. Each type of coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within these coverages. All programs (except the boiler program) are handled by reinsurance intermediaries (brokers). The reinsurance of those programs is syndicated to approximately 56 domestic and foreign reinsurers.

In formulating reinsurance programs, Employers Mutual is selective in its choice of reinsurers. Employers Mutual selects reinsurers on the basis of financial stability and long-term relationships, as well as price of the coverage. Reinsurers are generally required to have an A.M. Best rating of “A” (Excellent) or higher and a minimum policyholders’ surplus of $250,000,000.

	Percent
	of total	2006
Property per risk, property catastrophe	reinsurance	A.M. Best
and casualty coverages	protection	rating
Underwriters at Lloyd's of London	33.3%	A
Mutual Reinsurance Bureau	15.7%	(1)
Hannover Ruckversicherung AG	6.0%	A
Transatlantic Reinsurance Company	4.9%	A+
Partner Reinsurance Co. LTD	4.0%	A+
Axis Specialty Limited	3.2%	A
Folksamerica Reinsurance Company	3.1%	A-

Workers' compenstion excess coverage
Underwriters at Lloyd's of London	75.0%	A
Catlin Insurance Company LTD	25.0%	A

Umbrella coverage
January 1 - June 30, 2006:
Transatlantic Reinsurance Company	30.0%	A+
Partner Reinsurance Company of the US	20.0%	A+
GE Reinsurance Corporation	20.0%	A
TOA Reinsurance Company of America	17.5%	A
Hannover Ruckversicherung AG	12.5%	A

July 1 - December 31, 2006:
Transatlantic Reinsurance Company	30.0%	A+
GE Reinsurance Corporation	20.0%	A
TOA Reinsurance Company of America	17.5%	A
Hannover Ruckversicherung AG	12.5%	A
Partner Reinsurance Company of the US	10.0%	A+
Axis Reinsurance Company	10.0%	A

Fidelity and surety coverages
Transatlantic Reinsurance Company	40.0%	A+
Partner Reinsurance Company of the US	20.0%	A+
Hannover Ruckversicherung AG	20.0%	A
Everest Reinsurance Company	20.0%	A+

Boiler coverage
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A+ +

Terrorism aggregate excess-of-loss
Axis Specialty Limited	28.3%	A
Arch Reinsurance LTD	16.5%	A
Everest Reinsurance Company	8.5%	A+
Underwriters at Lloyd's of London	6.7%	A

(1)

Mutual Reinsurance Bureau (MRB) is composed of Employers Mutual and four other unaffiliated mutual insurance companies. MRB is backed by the financial strength of the five member companies. All of the members of MRB were assigned an “A-” (Excellent) or better rating by A.M. Best.

Premiums ceded under the pool participants’ reinsurance programs by all pool participants and by the Company’s property and casualty insurance subsidiaries for the year ended December 31, 2006 are presented below. Each type of reinsurance coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within the coverages. Since each layer of coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer’s overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives.

	Premiums ceded by
		Property
		and casualty
	All pool	insurance
	participants	subsidiaries
Reinsurer	($ in thousands)
Hartford Steam Boiler Inspection and Insurance Company	$ 15,176	$ 4,553
Transatlantic Reinsurance Company	6,467	1,940
Hannover Ruckversicherung AG	5,783	1,735
Partner Reinsurance Company of the US	4,805	1,441
TOA reinsurance Company of America	3,269	981
GE Reinsurance Corporaton	2,644	793
Axis Specialty Limited	2,616	785
Munich Reinsurance America Inc	1,924	577
General Reinsurance Corporation	1,703	511
Everest Reinsurance Company	1,620	486
Other Reinsurers	20,161	6,048
Total	$ 66,168	$ 19,850

The parties to the pooling agreement also cede reinsurance on both a voluntary and a mandatory basis to state and national organizations in connection with various workers’ compensation and assigned risk programs, and to private organizations established to handle large risks. Premiums ceded by all pool participants and by the Company’s property and casualty insurance subsidiaries for the year ended December 31, 2006 are presented below.

	Premiums ceded by
		Property
		and casualty
	All pool	insurance
	participants	subsidiaries
Reinsurer	($ in thousands)
Wisconsin Compensation Rating Bureau	$ 16,940	$ 5,082
Mutual Reinsurance Bureau	1,534	460
Michigan Catastrophic Claims Association	1,249	375
North Carolina Reinsurance Facility	984	295
Other Reinsurers	166	50
Total	$ 20,873	$ 6,262

The Terrorism Risk Insurance Act of 2002 (“TRIA”) provided a temporary Federal backstop on losses from certified terrorism events from foreign sources and was effective until December 31, 2005. The Terrorism Risk Insurance Extension Act of 2005 (“TRIA Extension Act”) extends TRIA, with modifications, for an additional two years through December 31, 2007. TRIA coverage included most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer. The TRIA Extension Act continued with these coverages, but with exclusions for commercial automobile insurance, burglary and theft insurance, surety insurance, professional liability insurance, and farm owners multiple peril insurance. Each insurer has a deductible amount, which is calculated as a percentage of the prior year’s direct commercial lines premiums earned for the applicable lines of business, and a 10 percent retention above the deductible (15 percent in 2007). The percentage used in the deductible calculation increases from 15 percent in 2005 to 17.5 percent in 2006 and 20 percent in 2007. Both TRIA and the TRIA Extension Act cap losses at $100 billion annually; no insurer that has met its deductible will be liable for payment of any portion above that amount. TRIA has provided, and the TRIA Extension Act continues to provide, marketplace stability. As a result, coverage for terrorist events in both the insurance and reinsurance markets is often available. For the Company, the TRIA Extension Act deductible will be approximately $40,800,000 in 2007. The January 1, 2007 renewal of the pool’s stand-alone reinsurance coverage for terrorism claims has limits corresponding to the TRIA Extension Act deductible ($135,000,000 limit corresponding to the estimated TRIA Extension Act deductible of $136,000,000). The contract terms provide for 55 percent coverage of $110,000,000 of terrorism losses in excess of $25,000,000. Coverage includes all commercial lines of business, losses from both certified and non-certified terrorist events, and nuclear, biological and chemical coverage.

Reinsurance

The reinsurance subsidiary does not purchase outside reinsurance protection due to the $2,000,000 cap ($1,500,000 in 2005 and 2004) on losses assumed per event under the terms of the quota share agreement with Employers Mutual. The reinsurance subsidiary pays for this protection through a 10.5 percent reduction to premiums written, which amounted to $7,774,000 in 2006.

Investments

At December 31, 2006, the Company had total invested assets of $1.0 billion, which are summarized in the following table:

	December 31, 2006
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturities held-to-maturity	$ 5,680	$ 5,769	0.6%	$ 5,680
Fixed maturities available-for-sale	814,785	824,507	82.3%	824,507
Equity securities available-for-sale	77,089	112,527	11.2%	112,527
Short-term investments	58,053	58,053	5.8%	58,053
Other long-term investments	552	552	0.1%	552
	$ 956,159	$ 1,001,408	100.0%	$ 1,001,319

At December 31, 2006, the portfolio of long-term fixed maturity securities consisted of 0.6 percent U.S. Treasury, 51.6 percent government agency, 0.6 percent mortgage-backed, 32.5 percent municipal and 14.7 percent corporate securities. The Company held General Motors Acceptance Corporation and Sears Roebuck Acceptance Corporation fixed maturity securities that were considered non-investment grade at December 31, 2006, with unrealized losses before tax of $56,000 and $12,000, respectively. All other non-investment grade fixed maturity securities held at December 31, 2006 (Great Lakes Chemical Corporation, and US Freightways Corporation) were in an unrealized gain position. The Company does not purchase non-investment grade securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase. An exception was made to this policy in 2004 when the Company sold and then repurchased non-investment grade MCI debt securities (Moody’s bond rating of B) in order to recognize a current income tax benefit. The Company attempts to mitigate interest rate risk by managing the duration of its fixed maturity portfolio. As of December 31, 2006, the effective duration of the Company’s fixed maturity portfolio was 3.91 years, and the effective duration of its liabilities was 2.83 years.

The Company’s investment strategy is to conservatively manage its investment portfolio by investing in equity securities and readily marketable, investment-grade fixed maturity securities. The Company does not have exposure to foreign currency risk on its investments. The Company’s board of directors has established investment guidelines and periodically reviews the portfolio for compliance with those guidelines. The Company’s equity portfolio is diversified across a large range of industry sectors and is managed by Harris Bank, N.A. for a fee that is based on total assets under management. As of December 31, 2006, the equity portfolio was invested in the following industry sectors:

Percent of
equity
Industry sectors:	portfolio
Financial services	31.2%
Information technology	14.0
Healthcare	11.4
Utilities	7.8
Industrials	8.7
Energy	9.8
Other	17.1
100.0%

Employees

EMC Insurance Group Inc. and its subsidiaries have no employees. The Company’s business activities are conducted by the 2,156 employees of Employers Mutual. EMC Insurance Group Inc., EMC Reinsurance Company and EMC Underwriters, LLC are charged their proportionate share of salary and employee benefit costs based on time allocations. Costs not allocated to these companies, and other subsidiaries of Employers Mutual outside the pooling agreement, are charged to the participants of the pooling agreement. The property and casualty insurance subsidiaries share the costs charged to the pooling agreement in accordance with their pool participation percentages.

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

The Company’s insurance subsidiaries are required to file detailed annual reports with the appropriate regulatory agency in each state where they do business based on applicable statutory regulations, which differ from U.S. generally accepted accounting principles. Their businesses and accounts are subject to examination by such agencies at any time. Since four of the Company’s five insurance subsidiaries and Employers Mutual are domiciled in Iowa, the State of Iowa exercises principal regulatory supervision, and Iowa law requires periodic examination. The Company’s insurance subsidiaries are subject to examination by state insurance departments on a periodic basis, as applicable law requires.

State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer’s surplus as regards policyholders be reasonable and adequate in relation to its liabilities. Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance. “Extraordinary” dividends or distributions are subject to prior approval and are defined as dividends or distributions made within a 12 month period which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis. North Dakota imposes similar restriction on the payment of dividends and distributions. At December 31, 2006, $57,702,000 was available for distribution to the Company in 2007 without prior approval. See note 6 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

The National Association of Insurance Commissioners (NAIC) utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty. This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 2006, the Company’s insurance subsidiaries had total adjusted statutory capital of $310,280,000, which is well in excess of the minimum risk-based capital requirement of $52,753,000.

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

EXECUTIVE OFFICERS OF THE COMPANY

The Company’s executive officers and their positions and ages at March 1, 2007 are shown in the table below:

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

William A. Murray	60

Executive Vice President and Chief Operating Officer of the Company and Employers Mutual since 2001. He was Resident Vice President and Branch Manager of Employers Mutual from 1992 until 2001. He has been employed by Employers Mutual since 1985.

Ronald W. Jean	57

Executive Vice President for Corporate Development of the Company and Employers Mutual since 2000. He was Senior Vice President - Actuary of the Company and Employers Mutual from 1997 until 2000. He was Vice President - Actuary of the Company and Employers Mutual from 1985 until 1997. He has been employed by Employers Mutual since 1979.

Raymond W. Davis	61

Senior Vice President - Investments of the Company and Employers Mutual since 1998. Treasurer of the Company since 2001 and of Employers Mutual since 2000. He was Vice President - Investments of the Company and Employers Mutual from 1985 until 1998. He has been employed by Employers Mutual since 1979.

Richard L. Gass	59

Senior Vice President – Productivity and Technology of the Company and Employers Mutual since 2003. He was Vice President – Data Processing of Employers Mutual from 1994 to 2003. He has been employed by Employers Mutual since 1974.

Kevin J. Hovick	52

Senior Vice President – Business Development of the Company since 2004 and Employers Mutual since 2001. He was Vice President – Marketing of Employers Mutual from 1997 to 2001. He has been employed by Employers Mutual since 1979.

Donald D. Klemme	61

Senior Vice President - Administration and Secretary of the Company since 1998. Senior Vice President - Administration of Employers Mutual since 1998. He was Vice President - Administration and Secretary of the Company from 1996 until 1998 and was Vice President - Director of Internal Audit prior to that. He has been employed by Employers Mutual since 1972.

NAME	AGE	POSITION

Steven C. Peck	59

Senior Vice President - Actuary of the Company and of Employers Mutual since 2003. He was Vice President of the Company and of Employers Mutual from 1997 until 2003. He has been employed by Employers Mutual since 1984.

Mark E. Reese	49

Senior Vice President and Chief Financial Officer of the Company and of Employers Mutual since 2004. He was Vice President of the Company and Employers Mutual from 1996 until 2004 and has been Chief Financial Officer of the Company and Employers Mutual since 1997. He has been employed by Employers Mutual since 1984.

Richard K. Schulz	59

Senior Vice President - Claims of the Company and Employers Mutual since March 1, 2005. He was Vice President of Illinois EMCASCO from 1999 until 2005. He has been employed by Employers Mutual since 1999.

ITEM 1A.	RISK FACTORS

Risks Relating to the Company and Its Business

The Company’s operations are integrated with those of Employers Mutual, the parent corporation, and potential and actual conflicts exist between the best interests of the Company’s stockholders and the best interests of the policyholders of Employers Mutual.

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

One of the distinguishing features of the property and casualty insurance industry is that its products are priced before its costs are known, as premium rates are generally determined before losses are reported. Accordingly, the pool participants must establish premium rates from forecasts of the ultimate costs they expect to incur from risks underwritten during the policy period, and premiums may not be adequate to cover the ultimate losses incurred. Further, the pool participants must establish reserves for losses and settlement expenses based upon estimates involving actuarial and statistical projections of expected ultimate liability at a given time, and it is possible that the ultimate liability will exceed these estimates because of the future development of known losses, the existence of losses that have occurred but are currently unreported or larger than expected settlements on pending and unreported claims. Employers Mutual’s actuaries review the adequacy of the pool’s reserves for the various lines of business underwritten on a quarterly basis and these reviews have in the past, and may in the future, indicate that additional reserves are necessary to adequately cover anticipated losses and settlement expenses. The process of estimating reserves is inherently judgmental and can be influenced by factors that are subject to variation. If the premium rates or reserves established are not sufficient, the Company’s business, financial condition or results of operations may be adversely impacted.

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

The pooling agreement requires each pool participant to assume its pro rata share (based on its participation interest in the pool) of the liabilities of any pool participant that becomes insolvent or is otherwise subject to liquidation or receivership proceedings, subject to compliance with all regulatory requirements applicable to such adjustment. Under this provision, the Company’s pool participants could become financially responsible for their pro rata share of the liabilities of one of the Employers Mutual pool participants in the event of an insolvency, or a liquidation or receivership proceeding involving such participant.

The Company is dependent on dividends from its subsidiaries for the payment of its operating expenses and dividends to stockholders; however, its subsidiaries may be unable to pay dividends to the Company.

As a holding company, the Company relies primarily on dividends from its subsidiaries as a source of funds to meet its corporate obligations and pay dividends to its stockholders. Payment of dividends by the Company’s subsidiaries is subject to regulatory restrictions and depends on the surplus position of its subsidiaries. The maximum amount of dividends that the Company’s subsidiaries can pay it in 2007 without prior regulatory approval is approximately $57.7 million. In addition, state insurance regulators have broad discretion to limit the payment of dividends by the Company’s subsidiaries in the future. The ability of its subsidiaries to pay dividends to it may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, competitive position and the amount of premiums that can be written.

The Company’s investment portfolio is subject to economic loss, principally from changes in the market value of financial instruments.

The Company had fixed maturity investments with a fair value of $830.3 million at December 31, 2006 that are subject to:

•	market risk, which is the risk that the Company’s invested assets will decrease in value due to:

•	An increase in interest rates or a change in the prevailing market yields on its investments,

•	An unfavorable change in the liquidity of an investment, or

•	an unfavorable change in the financial prospects or a downgrade in the credit rating of the issuer of an investment;

•	reinvestment risk, which is the risk that interest rates will decline and funds reinvested will earn less than expected; and

•	liquidity risk, which is the risk that the Company may have to sell assets at an undesirable time and/or price to provide cash for the payment of claims.

The Company’s fixed maturity investment portfolio includes mortgage-backed and other asset-backed securities. As of December 31, 2006, mortgage-backed securities and other asset-backed securities constituted approximately 0.6 percent of its cash and invested assets. As with other fixed maturity investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose the Company to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities and other asset-backed securities are paid more quickly, requiring the Company to reinvest the proceeds at the then current market rates.

The Company’s equity portfolio of $112.5 million as of December 31, 2006 is subject to economic loss from a decline in market prices. The Company invests in publicly traded companies listed in the United States with large market capitalizations. An adverse development in the stock market, or one or more companies that the Company invests in, could adversely affect its capital position.

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

In 2006, approximately 68 percent of the direct premiums written of the pool were generated through the Company’s ten Midwest branch offices, with approximately 14 percent of the direct premiums written generated in Iowa. While the pool participants actively manage their exposure to catastrophes through their underwriting process and the purchase of third-party reinsurance, a single catastrophic occurrence, destructive weather pattern, general economic trend, terrorist attack, regulatory development or any other condition affecting the states in which the Company conducts substantial business could materially adversely affect its business, financial condition or results of operations. Common catastrophic events include tornadoes, wind-and-hail storms, fires, explosions and severe winter storms. Moreover, the Company’s revenues and profitability are affected by the prevailing regulatory, economic, demographic, competitive and other conditions in these states. Changes in any of these conditions could make it more costly or more difficult for the pool participants to conduct their business. Adverse regulatory developments in these states could include reductions in the maximum rates permitted to be charged, restrictions on rate increases, or fundamental changes to the design or operation of the regulatory framework, and any of these could have a material adverse effect on the Company’s business, financial condition or results of operations.

The continuation of significant hurricane activity could adversely affect the Company’s business, financial condition or results of operations.

During 2004 and 2005 there was a significant increase in both the frequency and severity of hurricane activity in the United States. The Company’s reinsurance subsidiary incurred $4,500,000 of losses from three hurricanes in 2005 (all capped at $1,500,000 per event) and $4,830,000 of losses from four hurricanes in 2004 (three capped at $1,500,000 per event). The Company’s property and casualty insurance subsidiaries do not write insurance business in coastal areas, but the size and intensity of Hurricanes Katrina and Rita in 2005 resulted in $6,396,000 of net hurricane losses, with many losses occurring over one hundred miles from the coast. For comparative purposes, the property and casualty insurance subsidiaries incurred $2,888,000 of hurricane losses in 2004. As a result of the recent increase in hurricane frequency and severity, the pool participants have reviewed their hurricane exposures and identified a concentration of such risks in Rhode Island. To address this concentration of risk, management purchased additional reinsurance protection in 2006 and has been working to reduce the amount of business written in this area. A continuation of the frequent and severe hurricane activity could lead to further increases in the amount of losses retained by the property and casualty insurance segment and assumed per event by the reinsurance subsidiary under the quota share agreement with Employers Mutual and/or the cost of the cap protection, as well as decreased availability, and increased pricing, of catastrophe reinsurance protection for the pool participants. Such increases in the cost of reinsurance protection could materially adversely affect the Company’s business, financial condition or results of operations.

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

The Company’s reinsurance subsidiary has entered into a reinsurance agreement with Employers Mutual that generated approximately 19 percent of the Company’s premiums earned in 2006. Under this agreement, the reinsurance subsidiary assumes the voluntary reinsurance business written directly by Employers Mutual (subject to certain limited exceptions). The reinsurance subsidiary relies exclusively on this agreement and on Employers Mutual for its business. If Employers Mutual terminates or otherwise seeks to modify this agreement, the reinsurance subsidiary may not be able to enter into a similar arrangement with another company and may be adversely affected.

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

Although the reinsurer is liable to the Company to the extent it transfers, or “cedes,” risk to the reinsurer, the Company remains ultimately liable to the policyholders on all risks reinsured. As a result, ceded reinsurance arrangements do not limit the Company’s ultimate obligation to policyholders to pay claims. The Company is subject to the credit risks of its reinsurers. The Company is also subject to the risk that its reinsurers may dispute their obligations to pay their claims. As a result, the Company may not recover on claims made against its reinsurers in a timely manner, if at all, which could have a material adverse effect on its business, financial condition or results of operations.

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

As property and casualty insurance industry practices and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims, coverages and business practices may emerge. These issues can have an adverse effect on the Company’s business by changing the way it prices its products, by extending coverage beyond its underwriting intent, or by increasing the size of claims. Recent examples include continued increases in loss severity (particularly in the workers’ compensation area), principally driven by larger court judgments and increasing medical costs, and claims based on the relationship between contingent compensation of insurance agents and the sale of suitable insurance products. The effects of these and other unforeseen emerging issues could negatively affect the Company’s results of operations or its methods of doing business.

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

Regulation of Premium Rates and Approval of Policy Forms.    The insurance laws of most states in which the Company’s subsidiaries operate require insurance companies to file premium rate schedules and insurance policy forms for review and approval. State insurance departments have broad discretion in judging whether the Company’s rates are adequate, not excessive and not unfairly discriminatory. The speed at which the Company can change its rates in response to competition or increased costs depends, in part, on the method by which the applicable state’s rating laws are administered. Generally, state insurance departments have the authority to disapprove the Company’s requested rates. Thus, if the Company begins using new rates before they are approved, as permitted in some states, it may be required to issue premium refunds or credits to its policyholders if the new rates are ultimately deemed excessive or unfair and are disapproved by the applicable state department. In addition, in some states, there has been pressure in past years to reduce premium rates for automobile and other personal insurance, or to limit how often an insurer may request increases for such rates. In states where such pressure is applied, the Company’s ability to respond to market developments or increased costs can be adversely affected.

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

The Company’s common stock has one vote per share and voting control of the Company is currently vested in Employers Mutual. Employers Mutual owns approximately 57 percent of the Company’s outstanding common stock. As a result of recent changes to A.M. Best’s rating methodology, Employers Mutual must retain a minimum 50.1 percent ownership of the Company’s outstanding common stock at all times in order for the pool participants to have their financial strength ratings determined on a “group” basis. Accordingly, Employers Mutual will retain the ability to control:

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

The Company and Employers Mutual and its other subsidiaries are parties to numerous lawsuits arising in the normal course of the insurance business. The Company believes that the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations. The companies involved have established reserves that are believed adequate to cover any potential liabilities arising out of all such pending or threatened proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock trades on the NASDAQ Global Select tier of The NASDAQ Stock Market LLC under the symbol EMCI.

The following table shows the high and low sales prices, as reported by NASDAQ, and the dividends paid for each quarter within the two most recent years.

	2006			2005
	High	Low	Dividends	High	Low	Dividends
1st Quarter	$ 30.05	$ 19.64	$ 0.16	$ 22.08	$ 17.02	$ 0.15
2nd Quarter	33.00	25.16	0.16	19.00	15.84	0.15
3rd Quarter	36.76	27.09	0.16	19.35	17.03	0.15
4th Quarter	37.12	27.71	0.17	20.50	17.11	0.16
Close on Dec. 31	34.12			19.94

On February 28, 2007, there were approximately 1,069 registered holders of the Company’s common stock.

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

A dividend reinvestment and common stock purchase plan provides stockholders with the option of receiving additional shares of common stock instead of cash dividends. Participants may also purchase additional shares of common stock without incurring broker commissions by making optional cash contributions to the plan and may sell shares of common stock through the plan (see note 12 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). Employers Mutual participated in the Dividend Reinvestment Plan in the first two quarters of 2004 and reinvested 50 percent of its dividends in additional shares of the Company’s common stock. Due to its participation in the Company’s 2004 stock offering, Employers Mutual discontinued its participation in the plan as of the third quarter of 2004. More information about the plan can be obtained by calling UMB Bank, n.a., the Company’s stock transfer agent and plan administrator.

The following graph compares the cumulative total stockholder return on the Company’s Common Stock to the NASDAQ Total Return Index for U.S. companies and a published Industry Index, which is the Hemscott Industry Group 432, over a five-year period beginning December 31, 2001 and ending December 31, 2006. Information on Hemscott can be found at hemscottdata.com. The total stockholder return assumes $100.00 invested at the beginning of the period in the Company’s Common Stock, the NASDAQ Market Index and the Industry Index. It also assumes reinvestment of all dividends for the period.

COMPARATIVE 5-YEAR CUMULATIVE TOTAL RETURN

AMONG EMC INSURANCE GROUP INC., NASDAQ MARKET INDEX

AND INDUSTRY INDEX

	2001	2002	2003	2004	2005	2006
EMC INSURANCE GROUP INC.	$ 100.00	107.79	131.60	138.65	131.97	230.95
HEMSCOTT GROUP INDEX	$ 100.00	79.35	97.25	104.38	115.02	130.90
NASDAQ MARKET INDEX	$ 100.00	69.75	104.88	113.70	116.19	128.12

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended December 31, 2006:

Issuer Purchases of Equity Securities
				(c) Total number		(d) Maximum number
	(a) Total		(b) Average	of shares (or		(or approximate dollar
	number of		price	units) purchased		value) of shares
	shares		paid	as part of publicly		(or units) that may yet
	(or units)		per share	announced plans		be purchased under
Period	purchased		(or unit)	or programs		the plans or programs

10/1/06 - 10/31/06	41	(1)	$ 30.66	-	(2)	$ 6,064,169

11/1/06 - 11/30/06	1,040	(1)	31.08	-	(2)	6,064,169

12/1/06 - 12/31/06	73	(1)	35.34	-	(2)	6,064,169

Total	1,154		$ 31.33	-		$ 6,064,169

(1)

41, 1,040 and 73 shares were purchased in the open market in October, November and December, respectively, to fulfill the Company’s obligations under its dividend reinvestment and common stock purchase plan.

(2)

On May 12, 2005, the Company announced that its parent company, Employers Mutual Casualty Company, had initiated a $15 million stock purchase program under which Employers Mutual would purchase shares of the Company’s common stock in the open market. This purchase program was effective immediately and does not have an expiration date.

The following table presents information regarding Employers Mutual’s equity compensation plans as of December 31, 2006:

Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price	under equity
	exercise of outstanding	of outstanding	compensation plans
	options, warrants and	options, warrants	(excluding securities
Plan category	rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	741,718	$ 19.23	893,722

Equity compensation plans not
approved by security holders	-	N/A	N/A

Total	741,718	$ 19.23	893,722

ITEM 6.	SELECTED FINANCIAL DATA.

	Year ended December 31,
	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996
	($ in thousands, except per share amounts)
INCOME STATEMENT
DATA
Insurance premiums
earned	$ 391,615	$ 415,625	$ 345,478	$ 330,623	$ 297,043	$ 265,280	$ 231,459	$ 211,098	$ 194,244	$ 177,218	$ 165,191
Investment income, net	46,692	40,696	29,900	29,702	32,778	30,970	29,006	25,761	24,859	23,780	24,007
Realized investment
gains (losses)	4,252	3,834	4,379	1,170	(3,159)	800	1,558	277	5,901	4,100	1,891
Other income	527	657	602	862	866	774	1,473	2,194	1,701	1,023	904
Total revenues	443,086	460,812	380,359	362,357	327,528	297,824	263,496	239,330	226,705	206,121	191,993
Losses and expenses	366,721	400,702	364,788	334,375	305,636	303,366	262,431	245,321	223,031	189,318	171,324
Income (loss) before
income tax expense
(benefit)	76,365	60,110	15,571	27,982	21,892	(5,542)	1,065	(5,991)	3,674	16,803	20,669
Income tax expense
(benefit)	22,818	17,101	2,386	7,633	5,790	(3,436)	(1,264)	(5,187)	(2,339)	3,586	5,635
Net income (loss)	$ 53,547	$ 43,009	$ 13,185	$ 20,349	$ 16,102	$ (2,106)	$ 2,329	$ (804)	$ 6,013	$ 13,217	$ 15,034

Net income (loss)
per common share
- basic and diluted:	$ 3.91	$ 3.16	$ 1.10	$ 1.78	$ 1.42	$ (0.19)	$ 0.21	$ (0.07)	$ 0.53	$ 1.18	$ 1.37

Premiums earned
by segment:
Property and
casualty insurance	$ 318,416	$ 321,165	$ 250,034	$ 241,237	$ 225,013	$ 203,393	$ 184,986	$ 167,265	$ 155,523	$ 143,113	$ 128,516
Reinsurance	73,199	94,460	95,444	89,386	72,030	61,887	46,473	43,833	38,721	34,105	36,675
Total	$ 391,615	$ 415,625	$ 345,478	$ 330,623	$ 297,043	$ 265,280	$ 231,459	$ 211,098	$ 194,244	$ 177,218	$ 165,191

BALANCE SHEET
DATA
Total assets	$ 1,206,159	$ 1,113,682	$ 934,816	$ 899,712	$ 674,864	$ 671,565	$ 587,676	$ 542,395	$ 496,046	$ 459,110	$ 430,328
Stockholders' equity	$ 308,294	$ 261,883	$ 228,473	$ 180,751	$ 157,768	$ 140,458	$ 148,393	$ 141,916	$ 163,938	$ 162,346	$ 148,729

	Year ended December 31,
	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996
	($ in thousands, except per share amounts)
OTHER DATA
Average return on equity	18.8%	17.5%	6.4%	12.0%	10.8%	(1.5)%	1.6%	(0.5)%	3.7%	8.5%	10.5%

Book value per share	$ 22.44	$ 19.20	$ 16.84	$ 15.72	$ 13.84	$ 12.40	$ 13.14	$ 12.60	$ 14.26	$ 14.30	$ 13.42

Dividends paid per share	$ 0.65	$ 0.61	$ 0.60	$ 0.60	$ 0.60	$ 0.60	$ 0.60	$ 0.60	$ 0.60	$ 0.60	$ 0.57

Property and casualty
insurance subsidiaries
aggregate pool
percentage	30.0%	30.0%	23.5%	23.5%	23.5%	23.5%	23.5%	23.5%	23.5%	22.0%	22.0%

Reinsurance subsidiary
quota share
percentage	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	95%

Closing stock price	$ 34.12	$ 19.94	$ 21.64	$ 21.14	$ 17.87	$ 17.15	$ 11.75	$ 9.13	$ 12.75	$ 13.25	$ 12.00

Net investment
yield (pre-tax)	5.02%	4.97%	4.33%	4.81%	5.92%	6.31%	6.47%	5.96%	6.02%	6.15%	6.54%

Cash dividends to
closing stock price	1.9%	3.1%	2.8%	2.8%	3.4%	3.5%	5.1%	6.6%	4.7%	4.5%	4.8%

Common shares
outstanding	13,742	13,643	13,569	11,501	11,399	11,330	11,294	11,265	11,496	11,351	11,084

Statutory trade
combined ratio	92.8%	94.7%	104.2%	99.8%	101.3%	112.4%	113.5%	115.2%	114.8%	106.2%	103.6%

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION.

The following discussion and analysis of EMC Insurance Group Inc. and Subsidiaries’ financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

COMPANY OVERVIEW

EMC Insurance Group Inc., a 56.6 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing 81.3 percent of consolidated premiums earned in 2006. For purposes of this discussion, the term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the “EMC Insurance Companies.”

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

Operations of the pool give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the pool participants are not subject to the pooling agreement. The pooling agreement provides that Employers Mutual will make up any shortfall or difference resulting from an error in its systems and/or computation processes that would otherwise result in the required restatement of the pool participants’ financial statements.

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

Effective January 1, 2005, the Company’s aggregate participation in the pooling agreement increased from 23.5 percent to 30.0 percent. In connection with this change in pool participation, the Company’s liabilities increased $115,042,000, invested assets increased $107,801,000 and other assets increased $722,000. The Company reimbursed Employers Mutual $6,519,000 for expenses that were incurred to generate the additional business assumed by the Company, but this expense was offset by an increase in deferred policy acquisition costs. The Company also received $275,000 in interest income from Employers Mutual as the actual cash settlement did not occur until February 15, 2005.

The Company’s reinsurance subsidiary is a party to a quota share reinsurance retrocessional agreement with Employers Mutual (the “quota share agreement”). Under the terms of the quota share agreement, the reinsurance subsidiary assumes a 100 percent quota share portion of Employers Mutual’s assumed reinsurance business, exclusive of certain reinsurance contracts. This includes all premiums and related losses, settlement expenses, and other underwriting and administrative expenses of this business, subject to a maximum loss of $2,000,000 per event ($1,500,000 in 2005 and 2004). The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, the reinsurance subsidiary assumes reinsurance business from the Mutual Reinsurance Bureau (MRB) pool and this pool provides a small amount of reinsurance protection to the EMC Insurance Companies. As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the EMC Insurance Companies’ direct business, after ceded reinsurance protections purchased by the MRB pool are applied. In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law. Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

Effective January 1, 2006, the terms of the quota share agreement between Employers Mutual and the reinsurance subsidiary were revised. The majority of the changes were prompted by the significant amount of hurricane losses retained by Employers Mutual during the severe 2005 hurricane season; however, other changes were made to simplify and clarify the terms and conditions of the quota share agreement. The revised terms of the quota share agreement for 2006 were as follows: (1) the reinsurance subsidiary’s retention, or cap, on losses assumed per event increased from $1,500,000 to $2,000,000; (2) the cost of the $2,000,000 cap on losses assumed per event is treated as a reduction to premiums written rather than commission expense; (3) the reinsurance subsidiary no longer directly pays for the outside reinsurance protection that Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business it retains in excess of the cap, and instead pays a higher premium rate (previously accounted for as commission); and (4) the reinsurance subsidiary assumes all foreign currency exchange gains/losses associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement. For 2006, the premium rate paid by the reinsurance subsidiary to Employers Mutual was 10.5 percent of premiums written. The corresponding rate for 2005 was approximately 8.5 percent (4.5 percent override commission rate plus approximately 4.0 percent for the cost of the outside reinsurance protection).

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

Insurance companies collect cash in the form of insurance premiums and pay out cash in the form of loss and settlement expense payments. Additional cash outflows occur through the payment of acquisition and underwriting costs such as commissions, premium taxes, salaries and general overhead. During the loss settlement period, which varies by line of business and by the circumstances surrounding each claim and may cover several years, insurance companies invest the cash premiums; thereby earning interest and dividend income. This investment income supplements underwriting results and contributes to net earnings. The weak economy during the period 2000 through 2002 prompted the Federal Reserve Bank to reduce interest rates several times. As a result, funds from called and matured fixed maturity securities have been reinvested at much lower interest rates, which has had a negative impact on the insurance industry’s investment income.

Insurance pricing has historically been cyclical in nature. Periods of excess capital and increased competition encourage price cutting and liberal underwriting practices (referred to as a soft market) as insurance companies compete for market share, while attempting to cover the inevitable underwriting losses from these actions with investment income. A prolonged soft market generally leads to a reduction in the adequacy of capital in the insurance industry. To cure this condition, underwriting practices are tightened, premium pricing rises and competition subsides as companies strive to strengthen their balance sheets (referred to as a hard market). During the late 1990’s, the insurance industry had hit the depths of an extremely long soft market. High interest rates and a strong stock market had allowed insurers to cover ever growing underwriting losses with investment income. As the year 2000 approached, declining interest rates and a weakening stock market prompted the insurance industry to begin a movement toward increased pricing. This movement was dramatically accelerated by the terrorist attacks of September 11, 2001, pushing the industry toward a hard market. The ensuing plunge in the stock market, a further decline in interest rates, high profile bankruptcies and rising concerns about reserve deficiencies lead the insurance industry to implement large premium rate increases in an effort to improve capitalization. This hard market continued through 2002, but began to level off somewhat during 2003 as premium rate increases slowed, or even flattened, in most lines of business. Premium rates were fairly stable during 2004, but moderated slightly in certain lines of business and select territories due to an increase in price competition. During 2005, the insurance industry entered into a soft market with premium rate reductions accelerating in most areas of the country, with the notable exception of rate increases in the Gulf States and other hurricane exposed areas due to the severe 2005 hurricane season. The soft market continued during 2006 and market conditions are expected to remain competitive during 2007 as insurance companies continue to compete for good business, which will likely result in additional premium rate reductions.

A substantial determinant of an insurance company’s underwriting results is its loss and settlement expense reserving practices. Insurance companies must estimate the amount of losses and settlement expenses that will ultimately be paid to settle claims that have occurred to date (loss and settlement expense reserves). This estimation process is inherently subjective with the possibility of widely varying results, particularly for certain highly volatile types of claims (asbestos, environmental and various casualty exposures, such as products liability, where the loss amount and the parties responsible are difficult to determine). During a soft market, inadequate premium rates put pressure on insurance companies to under-estimate their loss and settlement expense reserves in order to show a profit. Correspondingly, inadequate reserves play an integral part in bringing about a hard market, because increased profitability from higher premium rate levels can be used to strengthen an insurance company’s loss and settlement expense reserves.

Accounting for finite reinsurance transactions became a topic of increased concern for the insurance industry during 2005, forcing several companies to restate their financial results after performing a detailed review of these transactions. The issue in these transactions was whether the identified reinsurance contracts contained a transfer of risk. To be considered a qualified reinsurance arrangement, the contract must contain a transfer of both underwriting risk (possibility of loss from adverse events occurring outside the control of the parties to the contract) and timing risk (timely reimbursement of covered losses by the reinsurer to the cedant with no schedule of loss payments), and there must be a reasonable possibility that the reinsurer may realize a significant loss. Finite reinsurance is a term given to reinsurance transactions that do not transfer one or both elements of risk, or do not contain a reasonable possibility that the reinsurer could realize a significant loss. Finite reinsurance transactions are not accounted for as reinsurance, but instead receive deposit accounting treatment, which can produce significantly different results. Management believes that all of the Company’s reinsurance contracts, both assumed and ceded, contain a transfer of risk (and therefore are accounted for as reinsurance) and does not intend to enter into any finite reinsurance transactions in the future. During 2005, in response to increased scrutiny of finite reinsurance transactions, the National Association of Insurance Commissioners (NAIC) quickly adopted amendments to its Annual Statement instructions to include interrogatories designed to capture more information about a company’s reinsurance transactions, particularly the use of finite reinsurance. In addition, CEOs and CFOs must attest, under the penalty of perjury, that, as respects ceded reinsurance transactions, their company (a) has not entered into any side agreements affecting risk transfer; (b) has documents evidencing the economic purpose of certain reinsurance transactions, as well as a risk-transfer analysis of those transactions; (c) has complied with Statement of Statutory Accounting Principle (SSAP) No. 62 “Property and Casualty Reinsurance”; and (d) has adequate internal controls to monitor the use of reinsurance and comply with SSAP No. 62. Any exceptions to the certification must be disclosed and explained. The Company’s CEO and CFO provided this attestation for 2005 and 2006, indicating no exceptions. The Financial Accounting Standards Board (FASB) is also currently reviewing the determination and accounting for finite reinsurance transactions. Management continues to monitor both the NAIC and the FASB for further developments on this issue.

The United States Congress is currently studying, or has placed on its agenda, several issues of critical importance to the Company and the insurance industry. These issues include Federal regulation on top of, or in place of, current state regulation, tort and class-action reform, the federal government’s role in terrorism insurance, and asbestos liability determination and funding. The United States Congress is also considering legislation (referred to as the Insurance Industry Competition Act) that would amend the McCarran-Ferguson Act and permit the Federal Trade Commission and United States Department of Justice to enforce federal antitrust laws and regulations on the insurance industry. The Company is closely monitoring activities by the United States Congress on these issues through its membership in various organizations.

MANAGEMENT ISSUES AND PERSPECTIVES

During 2006, management continued to focus its efforts on two issues of critical importance to the Company: developing and implementing strategies to facilitate profitable growth in the increasingly competitive insurance marketplace, and establishing and maintaining adequate and consistent loss and settlement expense reserves. Following is a detailed discussion of each issue.

The Company’s net premiums written increased significantly in 2005 due to the property and casualty insurance subsidiaries’ increased participation in the pooling agreement; however, net premiums written for the EMC Insurance Companies’ pool declined 1.1 percent in 2005 and an additional 0.2 percent in 2006 due to increased premium rate competition and higher reinsurance costs. The increase in premium rate competition has been driven by the high capitalization levels and profitable underwriting results that have been generated by the property and casualty insurance industry during the last two years. As a result of this increased competition, the Company has experienced a moderate reduction in implemented premium rates, most notably in personal lines. With the exception of the workers’ compensation line of business, all lines of business have experienced a decline in premium rates of varying magnitudes over the last two years. Policy retention has remained at high levels, but policy count has declined as a result of increased competition for good business and Company initiatives to exit unprofitable business. On an overall basis, premium rate levels declined approximately 3.7 percent in 2006 after falling approximately 0.9 percent in 2005; however, premium rates are still considered adequate in most lines of business and in most territories.

In response to this increasingly competitive environment, management has worked diligently over the past two years to formulate and implement strategies to generate profitable growth. A measure of success was achieved toward this goal during 2006 when the Company’s branch offices produced a hard-fought 0.3 percent increase in direct premiums written, compared to a 0.5 percent decline in 2005. Following is a more detailed discussion of the various strategies that have been implemented.

One of the primary areas of focus has been the Company’s relationship with its business partners, the independent insurance agents. Management has strived to increase new business production through the appointment of new agents who demonstrate the potential to generate profitable business. Management has worked diligently with these new agents, as well as existing agents, to develop and maintain business plans that will help them be successful with the Company. Agents also participate in a joint agency/company planning process that allows management to clearly communicate production goals and evaluate their sales effectiveness skills. An underlying initiative of great importance to agents, and management’s quest to increase premium growth, is improving the ease of conducting business through technological improvements. For most lines of business, agents can now quote risks, submit applications and make changes through the EMC Internet website. Other internet services available include on-line policy, claim and billing inquiry, and access to agents’ manuals, agency statements, production and experience reports and commercial loss experience runs. A policyholder access page on the EMC website allows personal lines policyholders to view their policy and billing information on-line as well.

Another part of management’s strategy to generate profitable premium growth has been to maximize sales to small and medium-sized businesses by focusing on the Company’s three methods of writing homogenous risks: target markets, “EMC Choice” programs and safety dividend programs. Target markets are programs that have been developed in one or more of the branch offices to serve a specific niche market, such as petroleum marketers, governmental agencies or mobile home parks. The “EMC Choice” programs are available in all branch offices and provide tailored products for specialty markets such as auto repair shops, financial institutions and metal goods manufacturers. The safety dividend programs are similar to target markets, but incorporate loss control initiatives and the potential for premium refunds based on the loss experience of a homogeneous group. A good example of a safety dividend group is the Iowa school program, where almost all of the school districts in the state of Iowa purchase insurance from the Company and are eligible for premium refunds, in the form of policyholder dividends, based on the loss experience of the entire group. Premium growth increased significantly for these programs during 2006.

To properly address the marketing challenges facing the Company in this increasingly competitive environment, management determined that a more formalized process for commercial lines product development was needed. Increased competition in the insurance marketplace has made it increasingly important to provide the Company’s 16 branch offices with an effective and efficient means of product development that can respond quickly to changing market conditions. Management also determined that the sales effectiveness skills of the branch marketing and underwriting personnel needed to improve so that the branch offices could take greater advantage of new product opportunities. To achieve these goals, management hired an outside consulting firm to facilitate the implementation of project “Fusion”, which was a three phase project designed to improve both product development and sales effectiveness, and establish a metrics measurement process to analyze the potential of new products and gauge the success of product rollouts. The implementation of Project Fusion was completed as planned during the third quarter of 2006. Improved processes for the development of commercial lines products have been implemented, including enhanced project management methodologies and the creation of a Project Management Office to monitor and guide the successful completion of large projects. Sales effectiveness skills training began during the second quarter of 2006 and will continue into 2007.

Finally, management continues to emphasize those strategies that have been successful. These strategies vary from branch to branch, but generally include defining what products have been well-received in individual marketplaces and concentrating marketing strategies accordingly. Management continues to enhance its efforts to write more homeowner and personal auto accounts in selected territories, more small and medium-sized business accounts, and fidelity and surety bonds. Signs of progress emerged during 2006 as new business production increased moderately in the targeted areas and lines of business. Another positive sign is that net premiums written for the EMC Insurance Companies’ pool increased 1.3 and 2.5 percent, respectively, for the three months ended September 30, 2006 and December 31, 2006 over the same periods of 2005.

Effective January 1, 2006, Employers Mutual’s participation in the MRB pool was reduced because of the addition of two new assuming companies to that pool. The increase in the number of assuming companies had a negative impact on the reinsurance subsidiary’s premiums earned in 2006 as the pool business was divided between more participants; however, the addition of the new assuming companies has strengthened MRB’s surplus base and should favorably impact future marketing efforts. For calendar year 2006, the reinsurance subsidiary’s premiums earned from the MRB pool totaled approximately $25 million, compared to approximately $40 million in 2005. In addition, effective January 1, 2006, Employers Mutual is no longer participating in a Lloyd’s of London marine syndicate account due to a restructuring of that program. The loss of this account reduced the reinsurance subsidiary’s premiums earned by approximately $2.5 million in 2006, with an additional reduction of approximately $2.0 million expected in 2007. Improved pricing and the addition of some new accounts during 2006 helped to partially offset the loss of this business; however, the MRB pool is not producing much new business at this time, and it is therefore unlikely that the reinsurance subsidiary’s premium volume will increase significantly in the near future.

The Company experienced an unusually large amount of favorable development on its prior years’ direct case loss reserves during 2006. Over the past two years the Company has devoted a lot of time and resources to improving the adequacy and consistency of its case loss reserves by implementing procedures and guidelines that assist claims personnel in establishing and maintaining proper case loss reserves. Because of these improvements in the claims handling process, favorable development on prior years’ reserves was not unexpected in 2006; however, the magnitude of the favorable development experienced during 2006 was not anticipated. While the amount of favorable development experienced during 2006 was unusually large, it is important to note that, on a net basis, much of this favorable development can be attributed to the final settlement of closed claims. It is also important to note that current actuarial analysis supports the conclusion that newly reported claims continue to be reserved at a high level of adequacy. At December 31, 2005, the Company’s loss and settlement expense reserves were in the upper quarter of the range of actuarial indications, and analysis performed at year-end 2006 indicates that carried reserves remained at, or near, that level of adequacy. Although the current actuarial analysis indicates that the Company’s loss and settlement expense reserves are at a high level of adequacy, management is not able to predict whether, or to what extent, the Company will continue to experience favorable development on its reserves.

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

Loss and settlement expense reserves

Processes and assumptions for establishing loss and settlement expense reserves

Liabilities for losses are based upon case-basis estimates of reported losses and estimates of incurred but not reported (“IBNR”) losses. Case loss reserves are established independently of the IBNR loss reserves and the two amounts are added together to determine the total liability for losses. Under this methodology, adjustments to the individual case loss reserve estimates do not result in a corresponding adjustment in IBNR loss reserves. For direct insurance business, the Company’s IBNR loss reserves are estimates of liability for accidents that have occurred, but have not yet been reported to the Company. For assumed reinsurance business, IBNR loss reserves are also used to record anticipated increases in reserves for claims that have previously been reported. An estimate of the expected expenses to be incurred in the settlement of the claims provided for in the loss reserves is established as the liability for settlement expenses.

Property and Casualty Insurance Segment

The Company’s claims department establishes case loss reserves for direct business. Branch claims personnel establish case loss reserves for individual claims, with mandatory home office claims department review of reserves that exceed a specified threshold. The Company’s case loss reserve philosophy is exposure based and implicitly assumes a consistent inflationary and legal environment. When claims department personnel establish case loss reserves, they take into account various factors that influence the potential exposure.

The Company has implemented specific line-of-business guidelines that are used to establish the individual case loss reserve estimates. These guidelines, which are used for both short-tail and long-tail claims, require the claims department personnel to reserve for the probable (most likely) exposure for each claim. Probable exposure is defined as what is likely to be awarded if the case were to be decided by a civil court in the applicable venue or, in the case of a workers’ compensation case, by that state’s Workers’ Compensation Commission. This evaluation process is repeated throughout the life of the claim at regular intervals, and as additional information becomes available. While performing these regular reviews, the branch claims personnel are able to make adjustments to the case loss reserves for location and time specific factors, such as legal venue, severity of claim, inflation, and changes in applicable laws.

To provide consistency in the reserving process, the Company utilizes established claims management processes and an automated claims system. Claims personnel conduct random case loss reserve reviews to verify the accuracy of the reserve estimates and adherence to the reserving guidelines. In addition, the Company has specific line-of-business management controls for case loss reserves. For example, all workers’ compensation claim files are reviewed by management when compensation benefits are going to be declined, and all back strain cases are required to be reviewed every two weeks for reserve adequacy.

The Company’s automated claims system utilizes an automatic diary process that helps ensure that case loss reserve estimates are reviewed on a regular basis. The claims system requires written documentation each time a case loss reserve is established or modified, and provides management with the information necessary to perform individual reserve reviews and monitor reserve development. In addition, the claims system produces monthly reports that allow management to analyze case loss reserve development in the aggregate, by branch, by line of business, or by claims adjuster.

The goal of the Company’s claims department is to establish and maintain loss reserves that are sufficient, but not excessive. Since specific guidelines are utilized for establishing case loss reserves, the Company does not incorporate a provision for uncertainty (either implicitly or explicitly) when setting individual case loss reserve estimates. The Company’s actuaries do, however, review the adequacy of the overall case loss reserves on a quarterly basis and, if deemed appropriate, make recommendations for adjustments. Such adjustments to the case loss reserves are accomplished through the implementation of bulk case reserves in the applicable line(s) of business, which supplement the individual case loss reserves. For financial reporting purposes, bulk case reserves are included in IBNR loss reserves.

As of December 31, 2006, IBNR loss reserves accounted for $77,328,000, or 18.9 percent, of the property and casualty insurance segment’s total loss and settlement expense reserves, compared to $71,664,000, or 17.5 percent at December 31, 2005. IBNR loss reserves are, by nature, less precise than case loss reserves. A five percent change in IBNR loss reserves at December 31, 2006 would equate to $2,513,000 net of tax, which represents 4.7 percent of net income and 0.8 percent of stockholders’ equity.

The property and casualty insurance segment’s formula IBNR loss reserves are established for each line of business by applying factors to the latest twelve months premiums earned. These factors are developed using a methodology that utilizes historical ratios of (1) actual IBNR claims that have emerged after prior year-ends to (2) corresponding prior years’ premiums earned that have been adjusted to the current level of rate adequacy. In order to minimize the volatility that naturally exists in the early stages of IBNR claims emergence, IBNR claims are not utilized in this process until 18 months after the end of a respective calendar year. For example, during 2006 the actual IBNR claims reported in the 18 months following year-end 2004 were compared to the adjusted 2004 premiums earned. The 2004 ratios, together with the ratios for several prior years, were then used to develop the 2006 indicated ratios of emerged IBNR to premiums earned for each line of business. Included in the rate adequacy adjustment noted above is consideration of current frequency and severity trends compared to the trends underlying prior years’ calculations. The selected trends are based on an analysis of industry and Company loss data.

The methodology used in estimating formula IBNR loss reserves assumes consistency in claims reporting patterns and immaterial changes in loss development patterns. Implicit in this assumption is that future IBNR claims emergence relative to IBNR claims that have emerged following prior year-ends will reflect the change in frequency and severity trends underlying the rate adequacy adjustments. If this projected relationship proves to be inaccurate, future IBNR claims may differ substantially from the estimated IBNR loss reserves. The following table displays the impact that a five percent variance in IBNR emergence from the projected level reflected in the December 31, 2006 IBNR factors would have on the Company’s results of operations. This variance in IBNR emergence could occur in one year or over multiple years, depending when the claims were reported. A variance in IBNR emergence would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid. A five percent variance in IBNR emergence is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

Line of business	After-tax impact on earnings from a five percent variance in IBNR emergence
($ in thousands)
Personal auto liability	$(79) to $79
Commercial auto liability	(291) to 291
Auto physical damage	(45) to 45
Workers' compensation	(364) to 364
Other liability	(1,392) to 1,392
Property	(102) to 102
Homeowners	(51) to 51
All Other	(80) to 80

Ceded loss reserves are derived by applying the ceded contract terms to the direct loss reserves. For excess-of-loss contracts (excluding the catastrophe contract), this is accomplished by applying the ceded contract terms to the case loss reserves of the ceded claims. For the catastrophe excess-of-loss contract, ceded loss reserves are calculated by applying the contract terms to (1) the aggregate case loss reserves on claims stemming from catastrophes and (2) the estimate of IBNR loss reserves developed for each individual catastrophe. For quota share contracts, ceded loss reserves are calculated as the quota share percentage multiplied by both case and IBNR loss reserves on the direct business.

The methodology used for reserving settlement expenses is based on an analysis of historical ratios of paid expenses to paid losses. Assumptions underlying this methodology include stability in the mix of business, consistent claims processing procedures, immaterial impact of loss cost trends on development patterns, and a consistent philosophy regarding the defense of lawsuits. Based on this actuarial analysis, factors are derived for each line of business, which are applied to loss reserves to generate the settlement expense reserves. The following table displays the impact on the Company’s results of operations, for the latest ten accident years, of a one percent variance in the ratio of ultimate settlement expenses to ultimate losses due to departures from any of the above assumptions. This variance in the ultimate settlement expense ratio could occur in one year or over multiple years, depending on the loss and settlement expense payment patterns. A variance in the ultimate settlement expense ratio would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the expenses have not been paid. A one percent variance in the ratio of ultimate settlement expenses to ultimate losses is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

Line of business	After-tax impact on earnings from a one percent variance in the ultimate settlement expense ratio
($ in thousands)
Personal auto liability	$(62) to $62
Commercial auto liability	(184) to 184
Auto physical damage	(33) to 33
Workers' compensation	(203) to 203
Other liability	(585) to 585
Property	(97) to 97
Homeowners	(73) to 73
All Other	(14) to 14

The property and casualty insurance segment experienced a significant amount of adverse development on prior years’ reserves during 2004. This adverse development is attributed to a combination of newly reported claims in excess of carried IBNR loss reserves, development on case loss reserves of previously reported claims, settlement expense reserve increases resulting from increases in case loss reserves and a moderate strengthening of settlement expense and IBNR loss reserves. No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2004. Following is a summary of the factors contributing to the adverse development experienced on prior years’ reserves in 2004. For a more detailed discussion of these factors, see the discussion entitled “Loss and Settlement Expense Reserves” under the “Narrative Description of Business” heading in the Business Section under Item 1 of this Form 10-K.

Year ended
December 31,
Factors contributing to adverse development on prior years' reserves	2004
($ in thousands)
Emergence of IBNR claims in excess of carried IBNR loss reserves	$ 14,758
Development on case loss reserves of previously reported claims	8,428
Settlement expense reserve increases resulting from increases in case loss reserves	6,209
Settlement expense reserve strengthening	2,735
IBNR loss reserve strengthening	1,521
Bulk case loss reserve strengthening	703
Increase in ceded losses for prior accident years	(10,437)
Total	$ 23,917

Following is a summary of the carried loss and settlement expense reserves for the property and casualty insurance segment at December 31, 2006 and 2005.

	December 31, 2006
			Settlement
Line of business	Case	IBNR	expense	Total
	($ in thousands)
Commercial lines:
Automobile	$ 42,191	$ 9,456	$ 9,123	$ 60,770
Property	12,937	3,738	2,289	18,964
Workers’ compensation	111,772	14,784	16,947	143,503
Liability	57,736	42,965	47,032	147,733
Bonds	1,719	1,124	931	3,774
Total commercial lines	226,355	72,067	76,322	374,744

Personal lines:
Automobile	20,924	2,301	2,820	26,045
Property	4,806	2,960	1,302	9,068
Total personal lines	25,730	5,261	4,122	35,113
Total property and casualty
insurance segment	$ 252,085	$ 77,328	$ 80,444	$ 409,857

	December 31, 2005
			Settlement
Line of business	Case	IBNR	expense	Total
	($ in thousands)
Commercial lines:
Automobile	$ 41,893	$ 8,614	$ 9,164	$ 59,671
Property	16,393	3,730	2,697	22,820
Workers’ compensation	114,408	14,685	16,590	145,683
Liability	55,280	38,200	44,333	137,813
Bonds	1,750	1,026	738	3,514
Total commercial lines	229,724	66,255	73,522	369,501

Personal lines:
Automobile	23,061	2,485	2,998	28,544
Property	6,820	2,924	1,553	11,297
Total personal lines	29,881	5,409	4,551	39,841
Total property and casualty
insurance segment	$ 259,605	$ 71,664	$ 78,073	$ 409,342

Internal actuarial evaluations of overall loss reserve levels are performed quarterly for all direct lines of business. There is a certain amount of random variation in loss development patterns, which results in some uncertainty regarding projected ultimate losses, particularly for longer-tail lines such as workers’ compensation, other liability and commercial auto liability. Therefore, the reasonability of the actuarial projections is regularly monitored through an examination of loss ratio and claims severity trends implied by these projections. Following is a discussion of the major assumptions underlying the quarterly internal actuarial reserve evaluations.

One assumption underlying aggregate reserve estimation methods is that the claims inflation trends implicitly built into the historical loss and settlement expense development patterns will continue into the future. To estimate the sensitivity of the estimated ultimate loss and settlement expense payments to an unexpected change in inflationary trends, the actuarial department derived expected payment patterns separately for each major line of business. These patterns were applied to the December 31, 2006 loss and settlement expense reserves to generate estimated annual incremental loss and settlement expense payments for each subsequent calendar year. Then, for the purpose of sensitivity testing, an explicit annual inflationary variance of one percent was added to the inflationary trend that is implicitly embedded in the estimated payment pattern, and revised incremental loss and settlement expense payments were calculated. This unexpected claims inflation trend could arise from a variety of sources including a change in economic inflation, social inflation and, especially for the workers’ compensation line of business, the introduction of new medical technologies and procedures, changes in the utilization of procedures and changes in life expectancy. The estimated cumulative impact that this unexpected one percent variance in the inflationary trend would have on the Company’s results of operations over the lifetime of the underlying claims is shown below. A variance in the inflationary trend would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid. A one percent variance in the projected inflationary trend is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

Line of business	After-tax impact on earnings from a one percent variance in the projected inflationary trend
($ in thousands)
Personal auto liability	$(201) to $193
Commercial auto liability	(725) to 700
Auto physical damage	(21) to 20
Workers' compensation	(4,648) to 4,068
Other liability	(3,728) to 3,399
Property	(126) to 123
Homeowners	(50) to 49

A second assumption is that historical loss payment patterns have not changed. In other words, the percentage of ultimate losses that are not yet paid at any given stage of accident year development is consistent over time. The following table displays the impact on the Company’s results of operations, for the latest ten accident years, of a five percent variance in unpaid losses to date from the percentages anticipated in the paid loss projection factors. That is, future loss payments under this scenario would be expected to differ from the original actuarial loss reserve estimates by these amounts. This variance in future loss payments could occur in one year or over multiple years. A variance in future loss payments would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid. A five percent variance in projected future loss payments is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

Line of business	After-tax impact on earnings from a five percent variance in future loss payments
($ in thousands)
Personal auto liability	$(706) to $639
Commercial auto liability	(1,703) to 1,540
Auto physical damage	(69) to 62
Workers' compensation	(3,281) to 2,970
Other liability	(3,173) to 2,867
Property	(424) to 384
Homeowners	(153) to 140
All Other	(115) to 103

A third assumption is that case loss reserve adequacy is consistent over time. The following table displays the impact on the Company’s results of operations, for the latest ten accident years, of a five percent variance in case loss reserve adequacy from the level anticipated in the incurred loss projection factors. In other words, future loss payments under this scenario would be expected to vary from actuarial reserve estimates by these amounts. This variance in expected loss payments could occur in one year or over multiple years. A change in case loss reserve adequacy would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid. A five percent variance in case loss reserve adequacy is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

Line of business	After-tax impact on earnings from a five percent variance in case reserve adequacy
($ in thousands)
Personal auto liability	$(716) to $648
Commercial auto liability	(1,566) to 1,416
Auto physical damage	(58) to 52
Workers' compensation	(3,327) to 3,012
Other liability	(2,796) to 2,529
Property	(451) to 407
Homeowners	(140) to 126
All Other	(73) to 67

A fourth assumption is that IBNR emergence as a percentage of reported losses is historically consistent and will continue at the historical level. The following table displays the estimated impact on the Company’s results of operations, for the latest ten accident years, of a five percent variance in IBNR losses from the level anticipated in the loss projection factors. Under this scenario, future loss payments would be expected to vary from actuarial reserve estimates by these amounts. This variance in IBNR emergence could occur in one year or over multiple years. A variance in IBNR emergence would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid. A five percent variance in IBNR emergence is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

Line of business	After-tax impact on earnings from a five percent variance in IBNR emergence
($ in thousands)
Personal auto liability	$(87) to $87
Commercial auto liability	(263) to 263
Auto physical damage	(19) to 19
Workers' compensation	(399) to 399
Other liability	(1,464) to 1,464
Property	(118) to 118
Homeowners	(14) to 14

Historically, individual case loss reserves established by the claims department have been adequate. However, actuarial analyses performed during 2003 indicated that overall case loss reserves appeared to be somewhat inadequate. This apparent inadequacy was driven by the workers’ compensation line of business, where adverse development more than offset the favorable development experienced in all other lines of business combined. Further analysis revealed that the adverse development experienced in the workers’ compensation line of business was arising from both the indemnity and medical portion of the claims. The underlying data indicated that the aggregate liability associated with time away from work had been somewhat under-estimated and that permanent injury awards were somewhat under-estimated and/or not anticipated when the reserves were established. In response to these findings, the Company established a bulk case reserve for the workers’ compensation line of business to supplement the individual case loss reserves. Beginning in 2004, an actuarial evaluation of case loss reserve adequacy has been performed each quarter. This evaluation resulted in additional increases in the bulk case reserve during 2004.

To address the underlying cause of the indicated deficiency in case loss reserves, the home office claims department in early 2004 instructed each of the 16 branch offices to review and carefully re-evaluate all claim reserves for adequacy. As a result of these reviews, case loss reserves were strengthened significantly in both the second and third quarters of 2004, and the third quarter actuarial review indicated that case loss reserves, as well as total loss and settlement expense reserves, were adequate. However, during the required fourth quarter inventory and review process, the branch offices further strengthened case loss reserves, generating a significant amount of adverse development on prior year’s reserves. With this additional strengthening, carried loss and settlement expense reserves were toward the high end of the range of actuarial reserve indications at December 31, 2004.

During 2005, the level of case loss reserve adequacy in the workers’ compensation line of business was carefully monitored. Available evidence suggests that claims adjusters continued to establish case loss reserves at appropriate levels, and that the indicated adequacy of the individual case loss reserves at December 31, 2004 was maintained throughout 2005. Consequently, a portion of the workers’ compensation bulk case reserve was re-allocated to various components of the loss and settlement expense reserve for the other liability line of business (IBNR, asbestos and settlement expense) and the remaining amount was eliminated at December 31, 2005. At December 31, 2005 and 2006, carried loss and settlement expense reserves were determined to be toward the high end of the range of actuarial indications.

One of the variables impacting the estimation of IBNR loss reserves is the assumption that the vast majority of future construction defect losses will continue to occur in those states in which most construction defect claims have historically arisen. Since the vast majority of these losses have been confined to a relatively small number of states, which is consistent with industry experience, there is no provision in the IBNR loss reserve for a significant spread of construction defect claims to other states. It is also assumed that various underwriting initiatives implemented in recent years will gradually mitigate the amount of construction defect losses experienced. These initiatives include exclusionary endorsements, increased care regarding additional insured endorsements, a general reduction in the amount of contractor business written relative to the total commercial lines book of business, and underwriting restrictions on the writing of residential contractors. The estimation of the Company’s IBNR loss reserves also does not contemplate substantial losses from potential mass torts such as Methyl Tertiary Butyl Ether (a gasoline additive that reduces emissions, but causes pollution), tobacco, silicosis, cell phones and lead. Further, consistent with general industry practice, the IBNR loss reserve for all liability lines does not provide for any significant retroactive expansion of coverage through judicial interpretation. If these assumptions prove to be incorrect, ultimate paid amounts on emerged IBNR claims may differ substantially from the carried IBNR loss reserves.

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

The property and casualty insurance subsidiaries have exposure to environmental and asbestos claims arising primarily from the other liability line of business. This exposure is closely monitored by management, and the Company has established IBNR loss reserves to cover estimated ultimate losses. Currently, asbestos reserves are based on the results of an independent consultant’s ground-up study of the Company’s asbestos exposures that was completed in 2006. Environmental reserves are established in consideration of the implied three-year survival ratio (ratio of loss reserves to the three-year average of loss payments). Estimation of ultimate liabilities for these exposures is unusually difficult due to unresolved issues such as whether coverage exists, the definition of an occurrence, the determination of ultimate damages and the allocation of such damages to financially responsible parties. Therefore, any estimation of these liabilities is subject to greater than normal variation and uncertainty, and ultimate payments for losses and settlement expenses for these exposures may differ significantly from the carried reserves.

Reinsurance Segment

The reinsurance book of business is comprised of two major components. The first is Home Office Reinsurance Assumed Department (“HORAD”), which is the reinsurance business that is underwritten by Employers Mutual. The second is the MRB pool, which is a voluntary reinsurance pool in which Employers Mutual participates with other unaffiliated insurers.

The primary actuarial methods used to project ultimate policy year losses on the assumed reinsurance business are paid development, incurred development and Bornhuetter-Ferguson, a recognized actuarial methodology. The assumptions underlying the various projection methods include stability in the mix of business, consistent claims processing procedures, immaterial impact of loss cost trends on development patterns, consistent case loss reserving practices and appropriate Bornhuetter-Ferguson expected loss ratio selections.

For the HORAD component, Employers Mutual records the case and IBNR loss reserves reported by the ceding companies. Since many ceding companies in the HORAD book of business do not report IBNR loss reserves, Employers Mutual establishes a bulk IBNR loss reserve, which is based on an actuarial reserve analysis, to cover the lag in reporting. For MRB, Employers Mutual records the case and IBNR loss reserves reported to it by the management of the pool, along with a relatively small IBNR loss reserve to cover a one month reporting lag. To verify the adequacy of the reported reserves, an actuarial evaluation of MRB’s reserves is performed at each year-end.

At December 31, 2006, the carried reserves for HORAD and MRB combined were in the upper quartile of the range of actuarial reserve indications. This selection reflects the fact that there are inherent uncertainties involved in establishing reserves for assumed reinsurance business. Such uncertainties include the fact that a reinsurance company generally has less knowledge than the ceding company about the underlying book of business and the ceding company’s reserving practices. Because of these uncertainties, there is a risk that the reinsurance segment’s reserves for losses and settlement expenses could prove to be inadequate, with a consequent adverse impact on the Company’s future earnings and stockholders’ equity.

At December 31, 2006, there was no backlog in the processing of assumed reinsurance information. Approximately $82,242,000, or 59 percent, of the reinsurance segment’s carried reserves were reported by the ceding companies. Employers Mutual receives loss reserve and paid loss data from the ceding companies on individual excess-of-loss business. If a claim involves a single or small group of claimants, a summary of the loss and claim outlook is normally provided. Summarized data is provided for catastrophe claims and pro rata business, which is subject to closer review if inconsistencies are suspected.

Carried reserves established in addition to those reported by the ceding companies totaled approximately $56,280,000 at December 31, 2006. Since many ceding companies in the HORAD book of business do not report IBNR loss reserves, Employers Mutual establishes a bulk IBNR loss reserve to cover the lag in reporting. For the few ceding companies that do report IBNR loss reserves, Employers Mutual carries them as reported. These reported IBNR loss reserves are subtracted from the total IBNR loss reserve calculated by Employers Mutual’s actuaries, with the difference carried as bulk IBNR loss reserves. Except for a small IBNR loss reserve established to cover a one-month lag in reporting, the MRB IBNR loss reserve is established by the management of MRB. Employers Mutual rarely records additional case loss reserves.

Assumed reinsurance losses tend to be reported later than direct losses. This lag is reflected in loss projection factors for assumed reinsurance that tend to be higher than for direct business. The result is that assumed reinsurance IBNR loss reserves as a percentage of total reserves tend to be higher than for direct loss reserves. IBNR loss reserves totaled $79,310,000 and $73,986,000 at December 31, 2006 and 2005, respectively, and accounted for approximately 57 percent and 55 percent, respectively, of the reinsurance segment’s total loss and settlement expense reserves. IBNR loss reserves are, by nature, less precise than case loss reserves. A five percent change in IBNR loss reserves at December 31, 2006 would equate to $2,578,000 net of tax, which represents 4.8 percent of net income and 0.8 percent of stockholders’ equity.

Following is a summary of the carried loss and settlement expense reserves for the reinsurance segment at December 31, 2006 and 2005.

	December 31, 2006
			Settlement
Line of business	Case	IBNR	expense	Total
	($ in thousands)
Pro rata reinsurance:
Property and casualty	$ 3,251	$ 1,926	$ 253	$ 5,430
Property	9,847	13,118	181	23,146
Crop	2,916	15	54	2,985
Casualty	1,016	4,385	45	5,446
Marine/Aviation	7,228	6,151	82	13,461
Total pro rata reinsurance	24,258	25,595	615	50,468

Excess-of-loss reinsurance:
Property	11,979	16,078	641	28,698
Casualty	19,483	37,144	1,294	57,921
Surety	1,094	493	17	1,604
Total excess-of-loss
reinsurance	32,556	53,715	1,952	88,223
Total reinsurance segment	$ 56,814	$ 79,310	$ 2,567	$ 138,691

	December 31, 2005
			Settlement
Line of business	Case	IBNR	expense	Total
	($ in thousands)
Pro rata reinsurance:
Property and casualty	$ 3,991	$ 2,604	$ 327	$ 6,922
Property	7,411	7,151	355	14,917
Crop	1,194	33	59	1,286
Casualty	1,847	3,400	212	5,459
Marine/Aviation	8,493	6,928	609	16,030
Total pro rata reinsurance	22,936	20,116	1,562	44,614

Excess-of-loss reinsurance:
Property	13,100	16,291	813	30,204
Casualty	19,076	36,900	1,891	57,867
Surety	1,293	679	52	2,024
Total excess-of-loss
reinsurance	33,469	53,870	2,756	90,095
Total reinsurance segment	$ 56,405	$ 73,986	$ 4,318	$ 134,709

Among the assumptions implicit in methodologies utilized to establish reserves for the reinsurance segment are stability in the mix of business, consistent claims processing procedures, immaterial impact of loss cost trends on development patterns, consistent case loss reserving practices and appropriate Bornhuetter-Ferguson expected loss ratio selections. The tables below display the impact on the Company’s results of operations from (1) a five percent variance in case loss reserve adequacy from the level anticipated in the incurred loss projection factors, (2) a one percent variance in the implicit annual claims inflation rate, (3) a five percent variance in IBNR losses as a percentage of reported incurred losses (due, for example, to changes in mix of business or claims processing procedures) and (4) a five percent variance in the expected loss ratios used with the Bornhuetter-Ferguson method. In other words, under each scenario, future loss and settlement expense payments would be expected to vary from actuarial reserve estimates by the amounts shown below. These variances in future loss and settlement expense payments could occur in one year or over multiple years. Variances in future loss and settlement payments would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income. Variances of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid. Such variances are considered reasonably likely based on the range of actuarial indications developed during the analysis of the reinsurance segment’s carried reserves.

The after-tax impact on the Company’s earnings under each scenario is as follows:

	Reinsurance segment
	MRB			HORAD
	($ in thousands)
(1) Five percent variance in case loss reserve
adequacy from the level anticipated in the
incurred loss projection factors	$ (879)	to	$ 795	$ (2,201)	to	$ 1,992

(2) One percent variance in the implicit annual
claims inflation rate	(1,426)	to	1,222	(2,129)	to	1,959

(3) Five percent variance in IBNR losses from
the level anticipated in the loss projection
factors	(495)	to	495	(1,658)	to	1,658

(4) Five percent variance in the expected loss
ratios used with the Bornhuetter-Ferguson
method	(550)	to	550	(1,764)	to	1,764

To ensure the accuracy and completeness of the information received from the ceding companies, Employers Mutual’s actuarial department carefully reviews the latest five HORAD policy years on a quarterly basis, and all policy years on an annual basis. Any significant unexplained departures from historical reporting patterns are brought to the attention of the reinsurance department’s staff, who contact the ceding company or broker for clarification.

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

For long-tail lines of business, unreliable estimates of unreported losses can result from the application of loss projection factors to reported losses. To some extent, this is also true for short-tail lines of business in the early stages of a policy year’s development. Therefore, in addition to loss-based projections, Employers Mutual generates estimates of unreported losses based on premiums earned. The latter estimates are sometimes more stable and reliable than projections based on losses.

Disputes with ceding companies do not occur often. Employers Mutual performs claims audits and encourages prompt reporting of reinsurance claims. Employers Mutual also reviews claim reports for accuracy, completeness and adequate reserving. Most reinsurance contracts contain arbitration clauses to resolve disputes, but such disputes are generally resolved without arbitration due to the long-term and ongoing relationships that exist with those companies. There were no matters in dispute at December 31, 2006.

Toxic tort (primarily asbestos), environmental and other uncertain exposures (property and casualty insurance segment and reinsurance segment)

Toxic tort claims include those claims where the claimant seeks compensation for harm allegedly caused by exposure to a toxic substance or a substance that increases the risk of contracting a serious disease, such as cancer. Typically the injury is caused by latent effects of direct or indirect exposure to a substance or combination of substances through absorption, contact, ingestion, inhalation, implantation or injection. Examples of toxic tort claims include injuries arising out of exposure to asbestos, silica, mold, drugs, carbon monoxide, chemicals and lead.

Since 1989, the Company has included an asbestos exclusion in liability policies issued for most lines of business. The exclusion prohibits liability coverage for “bodily injury”, “personal injury” or “property damage” (including any associated clean-up obligations) arising out of the installation, existence, removal or disposal of asbestos or any substance containing asbestos fibers. Therefore, the Company’s current asbestos exposures are primarily limited to commercial policies issued prior to 1989. At present, the Company is defending approximately 600 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs. Most of these defenses are subject to express reservation of rights based upon the lack of an injury within the Company’s policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury. The Company’s policyholders that have been named as defendants in these asbestos lawsuits are peripheral defendants who have had little or no exposure and are routinely dismissed from asbestos litigation with nominal, or no, payment (i.e., small contractors, insulators, electrical welding supply, furnace manufacturers, gasket, and building supply companies).

During 2003, as a direct result of proposed federal legislation in the areas of asbestos and class action reform, the Company was presented with several hundred additional lawsuits filed against three former policyholders representing approximately 66,500 claims related to exposure to asbestos or products containing asbestos. These claims are based upon nonspecific asbestos exposure and nonspecific injuries. As a result, management did not establish a significant amount of case loss reserves associated with these claims. The vast majority of the 66,500 claims were multi-plaintiff suits filed in Mississippi. During 2006 the Company received notice that another former insured was a named defendant in approximately 33,000 claims nationwide. At the end of 2006 approximately 58,000 asbestos cases remain pending including approximately 22,000 of the original filings. While the projected expense of handling these lawsuits is higher than what the Company has averaged in the past, it is not proportional to the number of plaintiffs, and is mitigated to some extent through cost sharing agreements reached with other insurance companies. The Company believes its settlement expense reserve adequately provides for these projected expenses.

During 2006 several of the multiple plaintiff lawsuits (including the vast majority of those associated with one former policyholder) were either voluntarily dismissed or dismissed during motion practice. Minimal expense payments have been made to date on the lawsuits related to the other two former policyholders, and no payments have been made for either defense or indemnity. Four former policyholders and one current policyholder dominate the Company’s asbestos claims. To date, actual losses paid have been minimal due to the plaintiffs’ failure to identify an exposure to any asbestos-containing product associated with the Company’s policyholders. Defense costs, on the other hand, have increased due to the large number of parties involved in the litigation and the length of time required to obtain a favorable judgment. Whenever possible, the Company has participated in cost sharing agreements with other insurance companies to reduce overall asbestos claim expenses.

Proposed federal asbestos legislation initially introduced in 2004 was defeated once again in 2006. While this legislation was being debated, asbestos plaintiffs’ attorneys began pleading “silica” and “pneumoconiosis dust” exposure for new clients, as well as former asbestos plaintiffs. The Company is defending approximately 75 such claims in Texas and Mississippi jurisdictions, some of which involve multiple plaintiffs. The plaintiffs allege employment exposure to “airborne respirable silica dust,” causing “serious and permanent lung injuries” (i.e., silicosis). Silicosis injuries are identified in the upper lobes of the lungs, while asbestos injuries are localized in the lower lobes.

The plaintiffs in the silicosis lawsuits are sandblasters, gravel and concrete workers, ceramic workers and road construction workers. All of these lawsuits are subject to express reservation of rights based upon the lack of an injury within the Company’s policy periods because many silica lawsuits, like asbestos lawsuits, do not specifically allege dates of exposure or dates of injury. The Company’s policyholders (a refractory product manufacturer, small local concrete and gravel companies and a concrete cutting machine manufacturer) that have been named as defendants in these silica lawsuits have had little or no exposure and are routinely dismissed from silica litigation with nominal, or no, payment. While the expense of handling these lawsuits is high, it is not proportional to the number of plaintiffs, and is mitigated to some extent through cost sharing agreements reached with other insurance companies.

In 2004, the Company developed, filed and attached a “pneumoconiosis dust” exclusion to its commercial lines liability policies in the majority of jurisdictions where such action was warranted. This exclusion precludes liability coverage for “any injury, damage, expense, cost, loss, liability, defense or legal obligation arising out of, resulting from, or in any way related to, in whole or in part, “mixed dust” pneumoconiosis, pleural plaques, pleural effusion, mesothelioma, lung cancer, emphysema, bronchitis, tuberculosis or pleural thickening, or other pneumoconiosis-related ailments such as arthritis, cancer (other than lung), lupus, heart, kidney or gallbladder disease. “Mixed dust” is defined as dust, or a mixture of dusts, composed of one or more of the following: asbestos, silica, fiberglass, iron, tin, coal, cement, cadminium, carbon, mica, cobalt, barium, tungsten, kaolin, graphite, clay, ceramic, talc, vitallium, beryllium, zinc, cotton, hemp, flax or grain. It is anticipated that this mixed dust exclusion will further limit the Company’s exposure in silica claims, and may be broad enough to limit exposure in other dust claims.

In Texas, where the Company has a considerable amount of asbestos and silica claims, the Texas Senate has passed a measure that proposes to reduce the number of claims, while protecting the rights of the afflicted. Senate Bill 15 addresses a number of problems associated with asbestos and silica litigation. The bill requires that persons first be diagnosed with asbestos or silica related impairments. It also stipulates that bundling or grouping various asbestos or silica related claims into a single trial will not be permitted, unless agreed to by the parties. Furthermore, these cases are being transferred to a state multi-district litigation court (MDL) for screening.

The Supreme Courts in both Mississippi and Michigan, two states where the Company has a considerable number of pending asbestos cases, have issued favorable decisions regarding out-of-state plaintiffs in mass tort litigation and case bundling, respectively.

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

Examples include, but are not limited to: chemical waste; hazardous waste treatment, storage and/or disposal facilities; industrial waste disposal facilities; landfills; superfund sites; toxic waste spills; and underground storage tanks. Widespread use of pollution exclusions since 1970 in virtually all lines of business, except personal lines, has resulted in limited exposure to environmental claims. Absolute pollution exclusions have been used since the 1980’s; however, the courts in the State of Indiana have ruled that the absolute pollution exclusion is ambiguous.

The Company’s exposure to environmental claims is comprised of losses with accident years preceding the 1980s, current losses involving petroleum haulers, lead contamination claims, and soil and groundwater contamination claims in the State of Indiana. The pre-1980’s exposures include municipality exposures for closed landfills, small commercial businesses involved with disposing waste at landfills, leaking underground storage tanks and contamination from dry cleaning operations. Claims from petroleum haulers are generally caused by overturned commercial vehicles and overfills at commercial and residential properties.

In 2004, the Company was presented with eight contamination claims filed against four of its petroleum marketers in Iowa and Indiana. These claims arise out of alleged contamination of municipal public water systems by the gasoline additive Methyl Tertiary Butyl Ether (“MTBE”). All MTBE lawsuits initiated in the states of California, Connecticut, Florida, Indiana, Iowa, Massachusetts, New Hampshire, New Jersey and New York were moved to their respective federal courts and were then transferred to the United States District Court for the Southern District of New York, where they were consolidated under the caption, In re: Methyl Tertiary Butyl Ether (“MTBE”) Products Liability Litigation. The Company is defending these claims under commercial auto policies which afford broadened pollution liability coverage for overfills. These claims are subject to express reservations of rights based upon the lack of property damage within the policy periods, because these lawsuits do not specifically allege dates of property damage or contamination, or any contamination that is the result of an overfill.

The Company’s exposure to asbestos and environmental claims through assumed reinsurance is very limited due to the fact that the Company’s reinsurance subsidiary entered into the reinsurance marketplace in the early 1980’s, after much attention had already been brought to these issues. The Company commuted one reinsurance contract during the first quarter of 2003 that had some asbestos and environmental reserves associated with it.

At December 31, 2006, the Company carried asbestos and environmental reserves for direct insurance and assumed reinsurance business totaling $7,288,000, which represents 1.3 percent of total loss and settlement expense reserves. The asbestos and environmental reserves include $1,367,000 of case loss reserves, $4,185,000 of IBNR loss reserves and $1,736,000 of bulk settlement expense reserves.

The Company’s non-asbestos direct product liability claims are considered to be highly uncertain exposures due to the many uncertainties inherent in determining the loss and the significant periods of time that can elapse between the occurrence of the loss and the ultimate settlement of the claim. The majority of the Company’s product liability claims arise from small to medium-sized manufacturers, contractors, petroleum distributors, and mobile home and auto dealerships. No specific claim trends are evident from the Company’s manufacturer policies, as the claims activity on these policies is generally isolated and can be severe. Specific product liability coverage is provided to the Company’s mobile home and auto dealership policyholders, and the claims from these policies tend to be relatively small. Certain construction defect claims are also reported under product liability coverage. During 2006, 44 of these claims were reported to the Company.

The Company’s assumed casualty excess reinsurance business is also considered a highly uncertain exposure due to the significant periods of time that can elapse during the settlement of the underlying claims and the fact that a reinsurance company generally has less knowledge than the ceding company about the underlying book of business and the ceding company’s reserving practices. The Company attempts to account for this uncertainty by establishing bulk IBNR loss reserves, using conservative assumed treaty limits and, to a much lesser extent, booking of individual treaty IBNR loss reserves (if reported by the ceding company) or establishing additional case loss reserves if the reported case loss reserves appear inadequate on an individual claim. While Employers Mutual is predominantly a property reinsurer, it does write casualty excess business oriented mainly towards shorter tail casualty lines of coverage. Employers Mutual avoids reinsuring large company working layer casualty risks, and does not write risks with heavy product liability exposures, risks with obvious latent injury manifestation, medical malpractice, and “for profit” Directors and Officers coverage. A small amount of casualty excess business on large companies is written, but generally on a “clash” basis only (layers above the limits written for any individual policyholder).

The Company has exposure to construction defect claims arising from general liability policies issued to contractors. Most of the Company’s construction defect claims are concentrated in a limited number of states, and the Company has taken steps to mitigate this exposure. Construction defect is a highly uncertain exposure due to such issues as whether coverage exists, definition of an occurrence, determination of ultimate damages, and allocation of such damages to financially responsible parties. The Company has recently implemented additional coding to identify and monitor construction defect claims. Newly reported construction defect claims numbered 410, 394, and 685 in 2006, 2005, and 2004, respectively, and produced incurred losses and paid settlement expenses of approximately $3,315,000, $3,515,000, and $2,498,000 in each respective period. Incurred losses and paid settlement expenses on all construction defect claims totaled approximately $4,352,000 in 2006. At December 31, 2006, the Company carried case loss reserves of approximately $6,389,000 on 657 open construction defect claims.

Following is a summary of loss and settlement expense reserves and payments associated with asbestos, environmental, products liability and casualty excess reinsurance exposures for 2006, 2005 and 2004:

	Property and casualty
	insurance segment			Reinsurance segment
			Settlement			Settlement
($ in thousands)	Case	IBNR	expense	Case	IBNR	expense
Reserves at 12/31/06
Asbestos	$ 1,120	$ 2,073	$ 1,367	$ 123	$ 500	$ -
Environmental	30	969	370	95	643	-
Products[1]	6,236	5,004	7,784	-	-	-
Casualty excess[2]	-	-	-	19,418	37,144	1,301

Reserves at 12/31/05
Asbestos	$ 1,508	$ 1,408	$ 1,162	$ 127	$ 474	$ -
Environmental	117	974	387	67	671	-
Products[1]	6,381	4,594	9,556	-	-	-
Casualty excess[2]	-	-	-	19,076	36,901	1,899

Reserves at 12/31/04
Asbestos	$ 1,395	$ 837	$ 651	$ 153	$ 515	$ -
Environmental	30	807	311	84	677	-
Products[1]	6,491	3,056	6,861	-	-	-
Casualty excess[2]	-	-	-	16,436	31,049	1,724

Paid during 2006
Asbestos	$ 99		$ 326	$ 18		$ 1
Environmental	57		21	1		-
Products[1]	1,820		1,698	-		-
Casualty excess[2]	-		-	5,034		830

Paid during 2005
Asbestos	$ 159		$ 305	$ 66		$ -
Environmental	-		6	23		-
Products[1]	3,016		2,913	-		-
Casualty excess[2]	-		-	6,283		770

Paid during 2004
Asbestos	$ 47		$ 141	$ 64		$ -
Environmental	11		11	40		-
Products[1]	1,079		1,401	-		-
Casualty excess[2]	-		-	7,911		916

1 Products includes the portion of asbestos and environmental claims reported that are non-premises/operations claims.

2 Casualty excess includes the asbestos and environmental claims reported above.

Following is a summary of the claim activity associated with asbestos, environmental and products liability exposures for 2006, 2005 and 2004:

	Asbestos	Environmental	Products
Open claims, 12/31/06	57,569	10	1,150
Reported in 2006	33,145	1	189
Disposed of in 2006	34,176	2	313

Open claims, 12/31/05	58,600	11	1,274
Reported in 2005	925	10	494
Disposed of in 2005	579	5	941

Open claims, 12/31/04	58,254	6	1,721
Reported in 2004	2,151	2	295
Disposed of in 2004	10,993	3	358

Variability of loss and settlement expense reserves

The Company does not determine a range of estimates for all components of the loss and settlement expense reserves at the time those reserves are established. At each year-end, however, an actuarially determined range of estimates is developed for the major components of the loss and settlement expense reserves. All reserves are reviewed, except for the involuntary workers’ compensation pools, for which reliance is placed on a reserve opinion received from the National Council on Compensation Insurance certifying the reasonableness of those reserves. Shown below are the actuarially determined ranges of reserve estimates as of December 31, 2006, along with the net carried reserves. The last two columns display the estimated after-tax impact on earnings if the reserves were moved to the high end-point or low end-point of the ranges.

	Range of reserve estimates			After-tax impact on earnings
				Reserves	Reserves
($ in thousands)	High	Low	Carried	at high	at low
Property and casualty
insurance segment	$ 381,325	$ 327,114	$ 376,053	$ (3,427)	$ 31,810
Reinsurance segment	139,668	111,680	138,522	(745)	17,447
	$ 520,993	$ 438,794	$ 514,575	$ (4,172)	$ 49,257

For the property and casualty insurance segment, total carried reserves for direct business equal the individual case loss reserves established primarily by the claims adjusters in the sixteen branch offices, with assistance of the home office claims department, plus IBNR loss reserves and settlement expense reserves established by home office management. The precise location of total carried reserves within the actuarial range is unknown at the time reserves are established because the final actuarial evaluation of reserve adequacy is conducted after the establishment of the reserves. However, IBNR and settlement expense reserves are carried at levels near the midpoint of preliminary actuarial ranges. The fact that carried property and casualty insurance segment reserves at December 31, 2006 were in the upper quarter of the range of actuarial estimates is attributable primarily to the estimated adequacy of the individual case loss reserves, and not to the existence of a specific targeted total reserve adequacy level.

As previously noted, assumed reinsurance business carries a higher risk of volatility and uncertainty which, in management’s opinion, warrants a higher degree of conservatism. Therefore, management’s objective is to carry reinsurance segment reserves in the upper quarter of the range of actuarial reserve estimates.

Changes in loss and settlement expense reserve estimates of prior periods

Loss and settlement expense reserves are estimates at a given time of what an insurer expects to pay on incurred losses, based on facts and circumstances then known. During the loss settlement period, which may be many years, additional facts regarding individual claims become known, and accordingly, it often becomes necessary to refine and adjust the estimates of liability. Such changes in reserves for losses and settlement expenses are reflected in operating results in the year such changes are recorded.

During the years ended December 31, 2006 and 2005, the Company experienced favorable development in the provision for insured events of prior years, compared to adverse development during the year ended December 31, 2004. The majority of the adverse development experienced in 2004 came from the property and casualty insurance segment and occurred in the workers’ compensation and other liability lines of business. Following are the significant issues and trends that were identified as contributors to this adverse development.

Workers’ compensation claim severity increased significantly, with the projected ultimate average claim amount increasing approximately 72 percent over the five year period ending in 2004. An increase of this magnitude made the establishment of adequate case loss reserves challenging. A review of claim data indicated that claims adjusters had underestimated medical costs and the length of time injured workers were away from work. In addition, partial disability benefits had been underestimated or unanticipated. Large increases in drug costs and the availability and utilization of new and costly medical procedures contributed to the rapidly escalating medical costs.

Construction defect claims arising from general liability policies issued to contractors also contributed to adverse reserve development. States with significant construction defect losses included Alabama, Arizona, California, Colorado, Nevada and Texas.

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

In response to an indicated deficiency in case loss reserves at December 31, 2003, the home office claims department in early 2004 instructed each of the 16 branch offices to review and carefully re-evaluate all claim reserves for adequacy. As a result of these reviews, case loss reserves were strengthened in both the second and third quarters of 2004. However, during the required fourth quarter inventory and review process, the branch offices further strengthened their case loss reserves, generating a significant amount of adverse development.

For a detailed discussion of the factors influencing the development of prior years’ reserves during the past three years, see the discussion entitled “Loss and Settlement Expense Reserves” under the “Narrative Description of Business” heading in the Business Section under Item I of this Form 10-K.

Deferred policy acquisition costs and related amortization

Acquisition costs consisting of commissions, premiums taxes and other underwriting expenses that vary with, and are directly related to, the production of business are deferred and amortized as premium revenue is recognized. This adjustment is necessary because statutory accounting principles require that expenses incurred in the production of insurance business be expensed immediately, while premium revenue is recognized ratably over the terms of the underlying insurance policies.

Deferred policy acquisition costs and related amortization are calculated separately for the property and casualty insurance segment and the reinsurance segment. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to the estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and settlement expenses and certain other costs expected to be incurred as the premium is earned. Deferred policy acquisition costs were not subject to limitation at December 31, 2006, and management does not anticipate future limitations to be likely due to the current adequacy of premium rates in both the insurance and reinsurance marketplaces.

Deferred income taxes

The realization of the deferred income tax asset is based upon projections indicating that a sufficient amount of future taxable income will be earned to utilize the tax deductions that will reverse in the future. These projections are based on the Company’s history of producing significant amounts of taxable income, the current premium rate environment for both the property and casualty insurance segment and the reinsurance segment and loss and expense control initiatives that have been implemented in recent years. In addition, management has formulated tax-planning strategies that could be implemented to generate taxable income if needed. Should the projected taxable income and tax planning strategies not provide sufficient taxable income to recover the deferred tax asset, a valuation allowance would be required.

Benefit Plans

Employers Mutual sponsors two pension plans, including a defined benefit retirement plan (pension) and a supplemental retirement plan, and two postretirement benefit plans that provide retiree healthcare and life insurance coverage. Although the Company has no employees of its own, it is responsible for its share of the expenses and related prepaid assets and liabilities of these plans, as determined under the terms of the pooling agreement and the cost allocation methodologies applicable to its subsidiaries that do not participate in the pooling agreement.

The pension and postretirement benefit costs, as well as the prepaid assets and liabilities of these plans, are determined by actuarial valuations. Inherent in these valuations are key assumptions regarding the discount rate, the expected long-term rate of return on plan assets, the rate of future compensation increases (pension plans only), and the health care cost trend rate (healthcare postretirement plan only). The assumptions used in the actuarial valuations are updated annually. Material changes in the pension and postretirement benefit costs may occur in the future due to changes in these assumptions or changes in other factors, such as the number of plan participants, the level of benefits provided, asset levels and applicable legislation or regulations.

The discount rate utilized in the valuations is based on an analysis of the total rate of return that could be generated by a hypothetical portfolio of high-quality bonds created to generate cash flows that match the plans’ expected benefit payments. The discount rate produced by this analysis is compared to interest rates of applicable published indices for reasonableness. The discount rates used in the pension and postretirement benefit valuations at December 31, 2006, 2005 and 2004 were 5.75 percent, 5.75 percent and 6.00 percent, respectively. A 0.25 percentage point decrease in the discount rate used in the 2006 valuation would increase the Company’s share of the pension and postretirement benefit net periodic cost for 2007 by approximately $54,000. Conversely, a 0.25 percentage point increase in the 2006 discount rate would decrease the Company’s share of the pension and postretirement benefit net periodic cost for 2007 by approximately $51,000.

The expected long-term rate of return on plan assets is developed considering actual historical results, current and expected market conditions, the mix of plan assets and investment strategy. The expected long-term rate of return on plan assets produced by this analysis and used in the pension valuations at December 31, 2006, 2005 and 2004 was 7.50 percent. The expected long-term rate of return on plan assets used in the postretirement benefit valuations was 6.00 percent at December 31, 2006 and 5.00 percent at December 31, 2005 and 2004. The actual rate of return earned on plan assets during 2006 was approximately 15.0 percent for the pension plan and 8.9 percent for the postretirement benefit plans. The expected long-term rate of return assumption is subject to the general movement of the economy, but is generally less volatile than the discount rate assumption. A decrease in the expected long-term rate of return assumption increases future expenses, whereas an increase in the assumption reduces future expenses. A 0.25 percentage point change in the 2006 expected long-term rate of return assumption would change the Company’s pension and postretirement benefit costs for 2007 by $153,000. For detailed information regarding the current allocation of assets within the pension and postretirement benefit plans, see note 11 of Notes to Consolidated Financial Statements.

The health care cost trend rate assumption represents the anticipated change in the cost of health care benefits due to factors outside of the plan. These factors include health care inflation, changes in health care utilization and delivery patterns, technological advances, and the status of the health of the plan participants. The health care cost trend rate assumption is based on published information and general economic conditions. The health care cost trend rate assumption for 2006 was 11 percent, and is assumed to decrease gradually to 5 percent in 2012 and remain at that level thereafter.

In accordance with GAAP, actuarial gains/losses contained in the valuations that result from (1) actual experience that differs from that assumed, or (2) a change in actuarial assumptions, is accumulated and, if in excess of a specified corridor, amortized to expense over future periods. As of December 31, 2006, both the pension and postretirement benefit plans had accumulated actuarial losses resulting from both experience and assumption changes; however, the accumulated actuarial losses contained in the postretirement benefit plans was not in excess of the corridor and thus will not be amortized to expense in 2007. The Company’s share of the accumulated actuarial losses associated with the pension plans that will be amortized to expense during 2007 amounted to $61,000.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires recognition of the funded status of defined benefit retirement or other postretirement plans as a net asset or liability on the balance sheet, the recognition of future changes in the funded status through other comprehensive income, the measurement of the defined benefit plan assets and obligations as of the end of the employer’s fiscal year and enhanced disclosure. The initial recognition of the funded status is reflected as an adjustment to the ending balance of accumulated other comprehensive income. SFAS 158 does not change the method of calculating net periodic cost that existed under previous guidance. SFAS 158 became effective for the Company on December 31, 2006, except for the requirement to measure assets and obligations as of the end of the Company’s fiscal year, which will be effective at December 31, 2008. Upon adoption of SFAS No. 158, the Company recorded additional employee retirement plan liabilities of $2,903,000, a reduction in the defined benefit retirement plan prepaid asset of $3,829,000, an additional deferred income tax asset of $2,356,000, and a reduction to accumulated other comprehensive income of $4,376,000.

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three years ended December 31, 2006 are as follows:

	Year ended December 31,
($ in thousands)	2006	2005	2004
Property and casualty insurance
Premiums earned	$ 318,416	$ 321,165	$ 250,035
Losses and settlement expenses	178,305	197,900	196,460
Acquisition and other expenses	117,710	114,080	85,837
Underwriting gain (loss)	$ 22,401	$ 9,185	$ (32,262)

Loss and settlement expense ratio	56.0%	61.6%	78.6%
Acquisition expense ratio	37.0%	35.5%	34.3%
Combined ratio	93.0%	97.1%	112.9%

Losses and settlement expenses:
Insured events of current year	$ 210,560	$ 212,708	$ 172,722
Increase (decrease) in provision for insured
events of prior years	(32,255)	(14,808)	23,738

Total losses and settlement expenses	$ 178,305	$ 197,900	$ 196,460

Catastrophe and storm losses	$ 14,313	$ 18,967	$ 13,481

	Year ended December 31,
($ in thousands)	2006	2005	2004
Reinsurance
Premiums earned	$ 73,199	$ 94,460	$ 95,444
Losses and settlement expenses	50,148	60,026	53,346
Acquisition and other expenses	17,538	25,921	26,870
Underwriting gain	$ 5,513	$ 8,513	$ 15,228

Loss and settlement expense ratio	68.5%	63.5%	55.9%
Acquisition expense ratio	24.0%	27.5%	28.1%
Combined ratio	92.5%	91.0%	84.0%

Losses and settlement expenses:
Insured events of current year	$ 59,809	$ 60,626	$ 56,946
Decrease in provision for insured
events of prior years	(9,661)	(600)	(3,600)

Total losses and settlement expenses	$ 50,148	$ 60,026	$ 53,346

Catastrophe and storm losses	$ 322	$ 5,415	$ 5,011

	Year ended December 31,
($ in thousands)	2006	2005	2004
Consolidated
REVENUES
Premiums earned	$ 391,615	$ 415,625	$ 345,479
Net investment income	46,692	40,696	29,900
Realized investment gains	4,252	3,834	4,379
Other income	527	657	601
	443,086	460,812	380,359
LOSSES AND EXPENSES
Losses and settlement expenses	228,453	257,926	249,806
Acquisition and other expenses	135,248	140,001	112,707
Interest expense	1,112	1,112	1,112
Other expense	1,908	1,663	1,163
	366,721	400,702	364,788

Income before income tax expense	76,365	60,110	15,571
Income tax expense	22,818	17,101	2,386
Net income	$ 53,547	$ 43,009	$ 13,185

Net income per share	$ 3.91	$ 3.16	$ 1.10

Loss and settlement expense ratio	58.3%	62.1%	72.3%
Acquisition expense ratio	34.6%	33.6%	32.6%
Combined ratio	92.9%	95.7%	104.9%

Losses and settlement expenses:
Insured events of current year	$ 270,369	$ 273,334	$ 229,668
Increase (decrease) in provision for insured
events of prior years	(41,916)	(15,408)	20,138

Total losses and settlement expenses	$ 228,453	$ 257,926	$ 249,806

Catastrophe and storm losses	$ 14,635	$ 24,382	$ 18,492

Year ended December 31, 2006 compared to year ended December 31, 2005

The Company reported record net income of $53,547,000 ($3.91 per share) in 2006, an increase of 24.5 percent from the prior record of $43,009,000 ($3.16 per share) reported in 2005. This large increase is attributed to improved underwriting results and, to a lesser extent, an increase in investment income. In 2006, the Company reported an underwriting profit of $27,914,000, compared to $17,698,000 in 2005. This increase in underwriting profit was generated by a significant increase in the amount of favorable development experienced on prior years’ reserves, and a decline in catastrophe and storm losses from hurricane plagued 2005; however, current accident-year underwriting results deteriorated moderately in 2006 as a result of declining premium rates. On a segment basis, underwriting gain increased significantly in the property and casualty insurance segment, but declined in the reinsurance segment. The increase in investment income is primarily attributed to the fact that $107,801,000 in cash received from Employers Mutual in the first quarter of 2005 in connection with the change in pool participation was fully invested throughout 2006.

Premium income

Premiums earned decreased 5.8 percent to $391,615,000 in 2006 from $415,625,000 in 2005. This decrease is primarily attributed to the reinsurance segment and is associated with, most notably, Employers Mutual’s reduced participation in the MRB pool and the revised terms of the quota share agreement; however, the property and casualty insurance segment also experienced a slight decline in premiums earned. On an overall basis, premium rate competition increased moderately in the property and casualty insurance marketplace during 2006, resulting in an approximate 3.7 percent reduction in premium rate levels. For comparative purposes, premium rate levels declined approximate 0.9 percent in 2005. Market conditions are expected to remain competitive in 2007, which will likely result in further rate reductions.

Premiums earned for the property and casualty insurance segment decreased 0.9 percent to $318,416,000 in 2006 from $321,165,000 in 2005. This decrease reflects (1) a moderate decline in implemented premium rates, (2) increased use of discretionary credits, (3) a reduction in policy count, (4) a decline in mandatory premiums assumed from the National Workers’ Compensation Reinsurance Pool and (5) an increase in the cost of the Company’s outside reinsurance coverage (which in 2005 included $1,302,000 of additional premiums used to reinstate the pool’s catastrophe reinsurance protection after the occurrence of Hurricanes Katrina and Rita). Recent initiatives to develop new business are beginning to produce results, as evidenced by a small increase in premiums earned during the fourth quarter of 2006 over both the third quarter of 2006 and the fourth quarter of 2005. Due to the timing of policy renewals and the earning of premiums ratably over the terms of the underlying policies, the full effect of the recent premium rate reductions is not reflected in premiums earned. Premium rates are still considered adequate in most lines of business and in most territories, but the impact of the recent premium rate reductions will continue to increase. Management is attempting to address the loss of policy count through various measures, including programs geared towards small businesses and enhanced automation to make it easier and more efficient for agents to do business with the Company. There were signs of progress toward this objective during 2006 as new-business policy counts increased, retention rates remained high, and the rate of decline in total policy count slowed. During 2006, commercial lines new-business premium increased 20.2 percent and personal lines new-business premium increased 13.3 percent; however, it should be noted that commercial lines new-business premium was relatively low in 2005 and the large increase reported for 2006 is therefore somewhat misleading and should be considered in context. Overall policy retention was up slightly to 86.4 percent in commercial lines, 84.4 percent for personal property and 86.5 percent for personal auto. In light of current rate levels and the quality of the Company’s book of business, management is actively pursuing opportunities to write new business, but continues to stress profitable growth.

Premiums written for the property and casualty insurance segment decreased 8.7 percent to $319,984,000 in 2006 from $350,646,000 in 2005. This large decrease reflects a $29,631,000 portfolio adjustment that was recorded in the first quarter of 2005 in connection with the segment’s increased participation in the pooling agreement. Excluding this portfolio adjustment, premiums written declined 0.3 percent in 2006.

Premiums earned for the reinsurance segment decreased 22.5 percent to $73,199,000 in 2006 from $94,460,000 in 2005. This decrease is primarily attributed to a decline in MRB premiums and the revised terms of the quota share agreement; however, premium income was also negatively impacted by the loss of a Lloyd’s of London marine syndicate account and a decline in reinstatement premium income. The decline in MRB premiums is primarily due to the addition of two new assuming companies to the pool (an increase from three in 2005 to five in 2006), but also reflects a reduction in the amount of business produced by MRB. In total, MRB premiums earned declined by $15,567,000 in 2006. In conjunction with Employers Mutual’s reduced participation in the MRB pool, the reinsurance subsidiary recorded a negative $3,440,000 portfolio adjustment in its premiums written, which serves as an offset to the decline in the unearned premium reserve. Including this adjustment, MRB premiums written declined by $19,052,000 in 2006. Also contributing to the decline in premiums earned was a $1,554,000 decrease in the estimate of earned but not reported (EBNR) premiums (primarily due to MRB), compared to an increase in this estimate of $165,000 during 2005. The reinsurance segment recognized approximately $1,588,000 of reinstatement premium income during 2006, compared to approximately $2,474,000 during 2005 ($1,500,000 of which was attributed to Hurricane Katrina). During the January 2007 renewal period, overall premium rate levels remained relatively flat. Premium rates on accounts with 2006 catastrophe losses increased slightly, as did coastal accounts without Hurricane Katrina losses; reflecting a “catch-up” adjustment to the rates implemented during the July 2006 renewal period (accounts renewing in July, particularly domestic accounts with substantial Hurricane Katrina losses, experienced greater pricing increases than those renewing in January 2006). Due to competitive market conditions, a few new accounts were added and a small number of existing accounts were lost during the January 2007 renewal period.

In accordance with the revised terms of the quota share agreement, Employers Mutual retained 10.5 percent of the assumed premiums written subject to cession to the reinsurance subsidiary during 2006 as compensation for the $2,000,000 cap on losses assumed per event (reduction in premiums written and earned of $7,774,000). In addition, the reinsurance subsidiary’s premiums earned for 2006 reflect a reduction of $508,000 associated with the runoff of certain unearned premiums remaining from the 2005 quota share arrangement. Under that arrangement, the reinsurance subsidiary paid for the outside reinsurance protection that Employers Mutual carried to protect itself from catastrophic losses on the assumed reinsurance business it retained in excess of the $1,500,000 cap. This reinsurance protection expired on April 30, 2006. In total, the reinsurance subsidiary’s premiums earned declined by $8,283,000 in 2006 due to the revised terms of the quota share agreement. For comparative purposes, the reinsurance subsidiary’s cost for the $1,500,000 cap on losses assumed per event in 2005 totaled $7,862,000 (reduction in premiums earned of $3,696,000 plus override commission expense of $4,166,000). In total, the revised terms of the quota share agreement reduced the reinsurance subsidiary’s premiums earned by $4,587,000 and premiums written by $4,034,000 in 2006. As a percentage of gross premiums earned, the cost of the cap protection totaled 10.2 percent in 2006, compared to 8.0 percent in 2005.

On March 8, 2007 the management of the MRB pool announced that Auto-Owners Insurance Company will terminate its participation in the MRB pool effective January 1, 2008. The management of the MRB pool anticipates that a new participant will be found to replace Auto-Owners and that the MRB pool will continue operating at the current five participant level in 2008; however, they are prepared to operate the pool with the remaining four participants if necessary. In the event that Employers Mutual becomes a one-fourth participant in the MRB pool in 2008, the premium volume of the Company’s reinsurance subsidiary would be expected to increase by approximately $4.5 million, based on current projections of the MRB pool’s management.

Losses and settlement expenses

Losses and settlement expenses declined 11.4 percent to $228,453,000 in 2006 from $257,926,000 in 2005. This decline is attributed to a significant increase in the amount of favorable development experienced on prior years’ reserves and a large decrease in catastrophe and storm losses. The loss and settlement expense ratio declined to 58.3 percent in 2006 from 62.1 percent in 2005; however, the current accident-year loss and settlement expense ratio increased moderately in 2006 as a result of declining premium rates. The Company incurred $10,896,000 of catastrophe losses from Hurricanes Katrina, Rita and Wilma in 2005. The December 31, 2005 estimate of direct losses associated with these hurricanes increased only 5.7 percent during 2006, and the vast majority of the claims were adjusted and paid as of December 31, 2006.

The loss and settlement expense ratio for the property and casualty insurance segment declined to 56.0 percent in 2006 from 61.6 percent in 2005. This improvement is attributed to a significant increase in the amount of favorable development experienced on prior years’ reserves and a substantial decline in catastrophe and storm losses. The favorable development experienced on prior years’ reserves during 2006 was primarily associated with the final settlement of closed claims in the other liability and workers’ compensation lines of business. The decline in catastrophe and storm losses is attributed to $6,396,000 of losses generated by Hurricanes Katrina, Rita and Wilma in 2005. Overall loss frequency continued to trend downward during 2006, but this benefit was largely offset by an increase in claim severity.

The loss and settlement expense ratio for the reinsurance segment increased to 68.5 percent in 2006 from 63.5 percent in 2005. The increase in the 2006 ratio was driven by the revised terms of the quota share agreement with Employers Mutual whereby the full cost of the $2,000,000 cap on losses assumed per event is recorded as a reduction to premiums; however, over half of the increase in the loss and settlement expense ratio is offset by a decline in the acquisition expense ratio due to the elimination of the override commission paid in 2005. Excluding the impact of the revised terms of the quota share agreement, the loss and settlement expense ratio would have declined slightly in 2006. Results for 2006 reflect a significant increase in the amount of favorable development experienced on prior years’ reserves and a substantial decline in catastrophe and storm losses, which is attributed to $4,500,000 of losses recorded in 2005 from Hurricanes Katrina, Rita and Wilma. The favorable development experienced in 2006 is primarily from the 2004 and 2005 accident years in the HORAD book of business.

Acquisition and other expenses

Acquisition and other expenses declined 3.4 percent to $135,248,000 in 2006 from $140,001,000 in 2005. This decline is attributed to the reinsurance segment and was caused by Employers Mutual’s reduced participation in the MRB pool and the revised terms of the quota share agreement. The acquisition expense ratio increased to 34.6 percent in 2006 from 33.6 percent in 2005, primarily as a result of higher salary and benefit costs, consulting fees and dividends to policyholders, as well as the decline in premium income.

For the property and casualty insurance segment, the acquisition expense ratio increased to 37.0 percent in 2006 from 35.5 percent in 2005. This increase is attributed to an increase in policyholder dividends, salary and benefit costs and consulting expenses, as well as the decline in premium income. In addition, starting in 2006 the Company began recognizing all share-based payments to employees as expense based upon their fair values. This resulted in the Company recognizing $377,000 of expense through its property and casualty insurance segment. The property and casualty insurance subsidiaries incurred $6,519,000 of commission expense in the first quarter of 2005 in connection with the change in pool participation. This commission expense was used to reimburse Employers Mutual for expenses incurred to generate the additional insurance business that was transferred to the property and casualty insurance subsidiaries on January 1, 2005. However, because acquisition expenses, which include commissions, are deferred and amortized to expense as the related premiums are earned, all of the $6,519,000 of commission expense was capitalized as a deferred policy acquisition cost, and was amortized to expense as the unearned premiums became earned to properly match acquisition expenses and premium income.

For the reinsurance segment, the acquisition expense ratio declined to 24.0 percent in 2006 from 27.5 percent in 2005. This decline is attributed to Employers Mutual’s reduced participation in the MRB pool and the revised terms of the quota share agreement. Also contributing to the decline was a large decrease in commission expense associated with the cancellation of a Lloyd’s of London marine syndicate account.

The reinsurance subsidiary recognized $1,343,000 of commission income in the first quarter of 2006 in connection with Employers Mutual’s reduced participation in the MRB pool. This commission income reimbursed the reinsurance subsidiary for expenses previously incurred to generate the insurance business that was transferred to the new assuming companies of the MRB pool on January 1, 2006. This commission income, however, was partially offset by $688,000 of deferred policy acquisition costs that were expensed in the first quarter of 2006 as a result of the reduction in pool participation.

The revised terms of the quota share agreement contributed to the reduction in the reinsurance subsidiary’s acquisition expense ratio in 2006. The previous terms of the quota share agreement provided for a 4.5 percent override commission payment to Employers Mutual as compensation for the cap on losses assumed per event, which generated $4,166,000 of commission expense in 2005. Effective January 1, 2006, the reinsurance subsidiary no longer pays this override commission, and instead pays a 10.5 percent premium charge. Had the revised terms of the quota share agreement been in place in 2005, the acquisition expense ratio would have been approximately 2.7 percentage points lower after giving consideration to the changes in acquisition and other expenses, premiums earned, and the impact on the calculation of the deferred policy acquisition cost asset.

Investment results

Net investment income increased 14.7 percent to $46,692,000 in 2006 from $40,696,000 in 2005. This increase is primarily attributed to the fact that $107,801,000 in cash received from Employers Mutual in the first quarter of 2005 in connection with the change in pool participation was fully invested throughout 2006. In addition, the Company benefited from a slightly higher rate of return on its fixed maturity securities.

The Company reported a net realized investment gain of $4,252,000 in 2006, compared to $3,834,000 in 2005. The majority of the gains realized during 2006 occurred in the Company’s equity portfolio; however, those gains were partially offset by $750,000 of “other-than-temporary” investment impairment losses recognized on twelve equity securities. These impairment losses were recognized because the Company’s outside equity manager indicated that those securities, which were in an unrealized loss position, would likely be sold before they recover to their cost basis. As a result, the intent to hold these securities to recovery did not exist. Of the twelve equity securities that were impaired, seven were sold and one was partially sold as of December 31, 2006. These sales generated $247,00 of gross realized gains and $30,000 of gross realized losses. No impairment losses were recognized in 2005.

Income tax

Income tax expense increased 33.4 percent to $22,818,000 in 2006 from $17,101,000 in 2005. The effective tax rate for 2006 was 29.9 percent compared to 28.4 percent in 2005. The increase in the effective tax rate reflects the large increase in pre-tax income earned relative to the amount of tax-exempt interest income earned.

Year ended December 31, 2005 compared to year ended December 31, 2004

The Company reported record net income of $43,009,000 ($3.16 per share) in 2005, an increase of 226.2 percent from $13,185,000 ($1.10 per share) reported in 2004. This large increase in net income was attributed to a significant improvement in underwriting results and a large increase in investment income stemming from an increase in invested assets. In 2005, the Company generated an underwriting profit of $17,698,000, which included $15,408,000 of favorable development on prior years’ reserves. In 2004, the Company reported an underwriting loss of $17,034,000, which reflected $20,138,000 of adverse development on prior years’ reserves. The Company’s invested assets increased substantially in 2005 due to the receipt of $107,801,000 in cash from Employers Mutual in connection with the property and casualty insurance subsidiaries’ increased participation in the pooling agreement.

Net income for both 2005 and 2004 reflect a significant amount of hurricane losses. The severe 2005 hurricane season, which produced Hurricanes Katrina, Rita and Wilma, generated after-tax losses of $6,900,000 ($0.51 per share), after factoring in reinstatement premium income (net of related commission) in the reinsurance segment and reinstatement premium expense in the property and casualty insurance segment. The four hurricanes that hit the Southern United States in 2004 produced total after-tax losses of $5,017,000 ($0.42 per share).

Premium income

Premiums earned increased 20.3 percent to $415,625,000 in 2005 from $345,479,000 in 2004. This increase was primarily attributed to the Company’s increased participation in the pooling agreement, but also reflected the impact of rate increases that were implemented in the property and casualty insurance business during 2004. On an overall basis, rate competition increased moderately in the property and casualty insurance marketplace during 2005; however, there were indications of more intense competition in select territories and lines of business. In response to the competitive market conditions, management implemented small premium rate decreases where deemed appropriate. Market conditions remained competitive in 2006, particularly for non-coastal business, as insurance companies sought to reduce their exposures to hurricane losses yet continue to grow their premiums. Management continues to emphasize its goal of achieving profitability over production. Achieving an underwriting profit is always stressed, but is even more critical in a lower interest rate environment.

Premiums earned for the property and casualty insurance segment increased 28.4 percent to $321,165,000 in 2005 from $250,035,000 in 2004. This increase was primarily the result of the change in pool participation. To better understand the results of the property and casualty insurance segment for 2005, it is helpful to look at the net pool numbers, which were not impacted by the change in pool participation. For the pool, net premiums earned increased 0.7 percent in 2005, compared to an increase of 3.6 percent in 2004. The small increase in the pool’s premiums earned for 2005 reflects a transition from the implementation of moderate rate increases in 2004 to steady or declining premium rates in 2005, as well as a continued decline in policy count. Increased rate competition during 2005 resulted in the implementation of some minor premium rate reductions in personal lines business and a slight increase in the use of discretionary credits in commercial lines business. Due to the timing of policy renewals and the earning of premiums ratably over the terms of the underlying policies, a time delay exists for implemented rate changes (both increases and decreases) to have a noticeable impact on premiums earned. The Company was attempting to address the loss of policy count through various measures, including programs geared towards small businesses and enhanced automation to make it easier and more efficient for agents to do business with the Company. During 2005 and 2004, the pool participants ceded additional premiums totaling $1,302,000 and $540,000, respectively, to outside reinsurance companies to reinstate the pool’s catastrophe reinsurance protection after the occurrence of large hurricane losses.

Premiums written for the property and casualty insurance segment increased 37.9 percent to $350,646,000 in 2005 from $254,267,000 in 2004. This increase was attributed to the change in pool participation and included a portfolio adjustment of $29,631,000, which served as an offset to the increase in the unearned premium reserve. Excluding this portfolio adjustment, premiums written increased 26.3 percent in 2005. Looking at the net pool numbers, which were not impacted by the change in pool participation, premiums written declined 1.1 percent in 2005. During 2005, commercial lines new business premium increased approximately 1.6 percent and personal lines new business premium decreased approximately 12.2 percent. Policy retention, however, increased to 86.1 percent in commercial lines and remained relatively steady in the personal lines at 82.2 percent for property and 82.6 percent for auto. In light of current rate levels and the quality of the Company’s book of business, management was receptive to opportunities to write new business, but continued to stress profitability over production.

Premiums earned for the reinsurance segment decreased 1.0 percent to $94,460,000 in 2005 from $95,444,000 in 2004. This decline was attributed to the MRB pool, as the HORAD book of business produced a slight increase in premiums earned. The amounts reported for 2005 and 2004 include reinstatement premium income of $2,474,000 and $666,000, respectively, received from ceding companies as a result of increased hurricane activity. The large increase in reinstatement premium income in 2005 helped offset the loss of a significant account during 2005. While no significant new accounts were written during 2005, Employers Mutual did add several new accounts during the January 2006 renewal season. Premium rate increases on excess-of-loss contracts remained relatively flat at both the January and July 2005 renewal periods, but the severe 2005 hurricane season spurred moderate rate increases during the January 2006 renewal period on contracts without significant catastrophe losses in 2005, and large price increases and increased retention levels on contracts with significant catastrophe losses in 2005. Many companies seeking reinsurance protection for 2006 sought higher coverage limits in response to the severe 2005 hurricane season, but the reinsurance subsidiary’s overall exposure remained relatively constant as management continued to limit coastal area aggregate exposures. Premiums earned in 2005 reflect an increase in the estimate of earned but not reported premiums of $165,000, compared to a decrease of $190,000 in 2004.

Losses and settlement expenses

Losses and settlement expenses increased 3.3 percent to $257,926,000 in 2005 from $249,806,000 in 2004. This increase was attributed to the Company’s increased participation in the pooling agreement. The loss and settlement expense ratio declined to 62.1 percent in 2005 from 72.3 percent in 2004. This decline was primarily attributed to favorable development on prior years’ reserves in the property and casualty insurance segment.

The loss and settlement expense ratio for the property and casualty insurance segment decreased to 61.6 percent in 2005 from 78.6 percent in 2004. This improvement occurred despite a substantial increase in catastrophe and storm losses that was driven by the severe 2005 hurricane season. Losses from the 2005 hurricane season totaled $6,396,000, which compares to hurricane losses of $2,888,000 in 2004. The improvement in the 2005 loss and settlement expense ratio was primarily the result of $14,808,000 of favorable development experienced on prior years’ reserves, compared to $23,738,000 of adverse development experienced in 2004. The favorable development of 2005 was primarily attributed to downward development of individual case reserves and settlement expense reserves. During the fourth quarter of 2005, the Company eliminated a bulk case reserve carried in the workers’ compensation line of business and reallocated a portion of this reserve to asbestos reserves and settlement expense reserves, resulting in $2,145,000 of favorable development. The adverse development experienced in 2004 reflected a combination of newly reported claims in excess of carried IBNR reserves ($14,758,000), development on case reserves of previously reported claims ($11,037,000), bulk reserve strengthening ($2,350,000) and settlement expense reserve increases resulting from increases in case reserves ($6,209,000). This adverse development was partially offset by $10,437,000 of reinsurance recoveries associated with the case reserve development and IBNR emergence. Substantial case reserve strengthening performed at the branch offices, primarily in the workers’ compensation and other liability lines of business, was the underlying reason for the adverse reserve development that occurred during 2004. As discussed further under the “Critical Accounting Policies” heading of this discussion, the economic factors behind the 2004 case reserve strengthening included, most notably, an increase in workers’ compensation claim severity, increases in construction defect claim activity, the recent occurrence of several large umbrella claims, and increasing legal expenses in the other liability line of business. Claim frequency continued to decline during 2005, but there were signs that it may be leveling out, especially in the workers’ compensation and homeowners lines of business. Claim severity increased in most lines of business with commercial auto liability being an exception.

The loss and settlement expense ratio for the reinsurance segment increased to 63.5 percent in 2005 from 55.9 percent in 2004. The increase in the 2005 ratio was attributed to a decline in the amount of favorable development experienced on prior years’ reserves, an increase in the severity of losses on working layer business and an increase in catastrophe and storm losses. The favorable development experienced on prior years’ reserves in 2005 and 2004 was attributed to the HORAD book of business. Catastrophe and storm losses for 2005 amounted to $5,415,000, which reflected $4,500,000 from Hurricanes Katrina, Rita and Wilma (each capped at the $1,500,000 occurrence limit per event), approximately $675,000 from tropical storm Erwin and $219,000 of adverse development from a 2004 hurricane. Catastrophe losses in 2004 amounted to $5,011,000, with three hurricanes being capped at the $1,500,000 occurrence limit per event.

Acquisition and other expenses

Acquisition and other expenses increased 24.2 percent to $140,001,000 in 2005 from $112,707,000 in 2004. These increases were primarily attributed to the Company’s increased participation in the pooling agreement. The acquisition expense ratio increased to 33.6 percent in 2005 from 32.6 percent in 2004. This increase reflects higher salary expenses, hurricane-related assessment costs and an increase in policyholder dividends.

For the property and casualty insurance segment, the acquisition expense ratio increased to 35.5 percent in 2005 from 34.3 percent in 2004. This increase was primarily attributed to higher salary expenses (including bonus and contingent salary plan accruals), assessment costs triggered by Hurricane Katrina from the Louisiana Citizens Fair Plan and the Mississippi Windstorm Underwriting Association and an increase in policyholder dividends. The increase in the acquisition expense ratio was limited by a decline in contingent commission expense, which was attributed to changes in the agent profit sharing plan, and an increase in ceded contingent commission income. The property and casualty insurance subsidiaries incurred $6,519,000 of commission expense in 2005 in connection with their increased participation in the pooling agreement. This commission expense was used to reimburse Employers Mutual for the expenses it incurred to generate the additional insurance business that was transferred to the subsidiaries on January 1, 2005. However, because acquisition expenses, including commissions, are deferred and amortized to expense as the related premiums are earned, all of the $6,519,000 of commission expense was capitalized as a deferred policy acquisition cost and was amortized to expense as the unearned premiums became earned in order to provide a proper matching of acquisition expenses and premium revenue.

For the reinsurance segment, the acquisition expense ratio decreased to 27.5 percent in 2005 from 28.1 percent in 2004. The decline in the 2005 ratio was due to a large amount of contingent commission expense reported by MRB in 2004. Commission expense for 2004 also includes $1,033,000 related to the increase in participation in the MRB pool (from 25 percent in 2003 to 33 percent in 2004); however, this expense was partially offset by an increase in the deferred policy acquisition costs asset.

Investment results

Net investment income increased 36.1 percent to $40,696,000 in 2005 from $29,900,000 in 2004 and was attributed to a significant increase in invested assets. As previously discussed, the Company received $107,801,000 in cash from Employers Mutual in February 2005 in connection with the 6.5 percentage point increase in pool participation. The Company also received $275,000 of interest income from Employers Mutual as the actual cash settlement did not occur until February 15, 2005.

The Company reported net realized investment gains of $3,834,000 in 2005 compared to $4,379,000 in 2004. Included in the realized investment gains of 2004 was $3,826,000 of gains recognized on the Company’s investment in MCI Communications Corporation bonds in conjunction with a payout award received under a bankruptcy court approved “Plan of Reorganization.” This gain was partially offset by $1,323,000 of other-than-temporary impairment losses recognized on the replacement bonds received in this settlement. The Company did not recognize any other-than-temporary impairment losses in 2005.

Income tax

Income tax expense increased in 2005 in conjunction with an increase in pre-tax income. The effective tax rate increased to 28.4 percent in 2005 from 15.3 percent in 2004, reflecting a large growth in pre-tax income relative to the amount of tax-exempt interest income earned by the Company.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations. The Company had positive cash flows from operations of $49,014,000 in 2006, $178,424,000 in 2005 and $60,794,000 in 2004. Included in cash flows from operations in 2005 is $107,801,000 received from Employers Mutual in connection with the change in pool participation. Excluding this amount, cash flows from operations for 2005 was $70,623,000. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims. These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity. The decline in cash flow from operations during 2006 is attributed to an increase in income tax payments and a reduction in the cash flow from the reinsurance segment. When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies. In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. As of December 31, 2006, the Company did not have any significant variations between the maturity dates of its investments and the expected payments of its loss and settlement expense reserves.

The Company is a holding company whose principal asset is its investment in its insurance subsidiaries. As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet all obligations, including cash dividends to stockholders. State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval. See note 6 of Notes to Consolidated Financial Statements for additional information regarding dividend restrictions. The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2007 without prior regulatory approval is approximately $57,702,000. The Company received $9,005,000, $5,696,000 and $7,029,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $8,916,000, $8,302,000 and $7,233,000 in 2006, 2005 and 2004, respectively.

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

The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to pay claims and expenses. At December 31, 2006, approximately 53 percent of the Company’s fixed maturity securities were in U.S. government or U.S. government agency issued securities. A variety of maturities are maintained in the Company’s portfolio to assure adequate liquidity. The maturity structure of the fixed maturity securities is also established by the relative attractiveness of yields on short, intermediate and long-term securities. The Company does not invest in high-yield, non-investment grade debt securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

The Company considers itself to be a long-term investor and generally purchases fixed maturity securities with the intent to hold them to maturity. Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio. The Company had unrealized holding gains, net of deferred taxes, on fixed maturity securities available-for-sale totaling $6,319,000 and $7,988,000 at December 31, 2006 and 2005, respectively. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidation of investments is not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

The majority of the Company’s assets are invested in fixed maturity securities. These investments provide a substantial amount of investment income that supplements underwriting results and contributes to net earnings. As these investments mature, or are called, the proceeds are reinvested at current rates, which may be higher or lower than those now being earned; therefore, more or less investment income may be available to contribute to net earnings depending on the interest rate level.

The Company participates in a securities lending program administered by Mellon Bank, N.A. whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time. The Company receives a fee for each security loaned out under this program and requires initial collateral, primarily cash, equal to 102 percent of the market value of the loaned securities. The cash collateral that secures the Company’s loaned securities is invested in a Delaware business trust managed by Mellon Bank. The earnings from this trust are used, in part, to pay the fee the Company receives for each security loaned under the program.

The Company held $552,000 and $4,270,000 in minority ownership interests in limited partnerships and limited liability companies at December 31, 2006 and 2005, respectively. The Company does not hold any other unregistered securities.

The Company’s cash balance was $196,000 and $333,000 at December 31, 2006 and 2005, respectively.

Employers Mutual contributed $27,596,000, $15,000,000 and $21,600,000 to the pension plan in 2006, 2005 and 2004, respectively, and plans to contribute approximately $17,000,000 to the pension plan in 2007. The Company reimbursed Employers Mutual $8,410,000, $4,575,000 and $5,236,000 for its share of the pension contributions in 2006, 2005 and 2004, respectively. Employers Mutual contributed $5,100,000, $5,120,000 and $3,945,000 to the postretirement benefit plans in 2006, 2005 and 2004, respectively, and expects to contribute approximately $4,172,000 to the postretirement benefit plans in 2007. The Company reimbursed Employers Mutual $1,455,000, $1,459,000 and $902,000 for its share of the postretirement benefit plan contributions in 2006, 2005 and 2004, respectively. In 2005, the Company received reimbursement from Employer Mutual for a net $722,000 of pension assets and $2,518,000 of postretirement benefit liabilities transferred to it in connection with the change in pool participation.

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations. For the Company’s insurance subsidiaries, capital resources are required to support premium writings. Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one. All of the Company’s insurance subsidiaries were well under this guideline at December 31, 2006.

The Company’s insurance subsidiaries are required to maintain certain minimum surplus on a statutory basis and are subject to regulations under which payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. The Company’s insurance subsidiaries are also subject to Risk Based Capital (RBC) requirements that may further impact their ability to pay dividends. RBC requirements attempt to measure minimum statutory capital needs based upon the risks in a company’s mix of products and investment portfolio. At December 31, 2006, the Company’s insurance subsidiaries had total adjusted statutory capital of $310,280,000, which is well in excess of the minimum RBC requirement of $52,753,000.

The Company had total cash and invested assets with a carrying value of $1.0 billion and $950.1 million as of December 31, 2006 and 2005, respectively. The following table summarizes the Company’s cash and invested assets as of the dates indicated:

	December 31, 2006
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturity securities held-to-maturity	$ 5,680	$ 5,769	0.6%	$ 5,680
Fixed maturity securities available-for-sale	814,785	824,507	82.3%	824,507
Equity securities available-for-sale	77,089	112,527	11.2%	112,527
Cash	196	196	-	196
Short-term investments	58,053	58,053	5.8%	58,053
Other long-term investments	552	552	0.1%	552
	$ 956,355	$ 1,001,604	100.0%	$ 1,001,515

	December 31, 2005
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturities held-to-maturity	$ 19,794	$ 20,179	2.1%	$ 19,794
Fixed maturities available-for-sale	782,767	795,056	83.6%	795,056
Equity securities available-for-sale	66,116	93,343	9.8%	93,343
Cash	333	333	-	333
Short-term investments	37,346	37,346	4.0%	37,346
Other long-term investments	4,270	4,270	0.5%	4,270
	$ 910,626	$ 950,527	100.0%	$ 950,142

The amortized cost and estimated fair value of fixed maturity and equity securities at December 31, 2006 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
($ in thousands)	cost	gains	losses	fair value
Securities held-to-maturity:
Fixed maturity securities:
U.S. treasury securities and
obligations of U.S. government
corporations and agencies	$ 4,997	$ 46	$ -	$ 5,043
Mortgage-backed securities	683	43	-	726
Total securities held-to-maturity	$ 5,680	$ 89	$ -	$ 5,769

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury securities and
obligations of U.S. government
corporations and agencies	$ 427,413	$ 330	$ 5,598	$ 422,145
Obligations of states and
political subdivisions	258,312	11,011	9	269,314
Mortgage-backed securities	18,316	880	93	19,103
Public utilities	6,003	330	-	6,333
Debt securities issued by
foreign governments	6,904	72	18	6,958
Corporate securities	97,837	3,309	492	100,654
Total fixed maturity securities	814,785	15,932	6,210	824,507

Equity securities:
Common stocks	68,589	35,610	463	103,736
Non-redeemable preferred stocks	8,500	291	-	8,791
Total equity securities	77,089	35,901	463	112,527
Total securities
available-for-sale	$ 891,874	$ 51,833	$ 6,673	$ 937,034

The Company’s insurance and reinsurance subsidiaries have $36 million of surplus notes issued to Employers Mutual. These surplus notes have an annual interest rate of 3.09 percent and do not have a maturity date. Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile. The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries. The Company’s subsidiaries incurred interest expense of $1,112,000 in 2006, 2005 and 2004 on these surplus notes. At December 31, 2006, the Company’s subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2006.

As of December 31, 2006, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations

The Company recorded $750,000 of “other-than-temporary” investment impairment losses during 2006 on twelve equity securities. Seven of these securities were subsequently sold, and one was partially sold, generating gross realized gains of $247,000 and gross realized losses of $30,000 (before tax). These impairment losses were recognized because the Company’s outside equity manager indicated that they would likely sell these securities, which were in an unrealized loss position, before they recovered to their cost basis. As a result, the intent to hold these securities to recovery did not exist. No “other-than-temporary” investment impairment losses were recognized during 2005. During 2004 the Company had one fixed maturity security series (MCI Communications Corporation) that was determined to be “other-than-temporarily” impaired. MCI Communications Corporation was owned by WorldCom Inc., whose corporate bonds were downgraded to junk status in May 2002 when it reported the detection of accounting irregularities. During the second quarter of 2004 the Company received three new series of fixed maturity securities (with impaired book values) issued by MCI Communications Corporation in conjunction with a payout award received under a bankruptcy court approved “Plan of Reorganization.” This payout was recorded as a tax-free exchange and the new bonds were assigned a book value equal to the book value of the defaulted bonds that were replaced ($5,565,000). The par value of the new bonds reflected the settlement amount of 79.2 cents per dollar ($4,552,000) and the fair value of the new bonds was $4,241,000 at the time of the payout. Based on these facts, a realized investment gain of $3,826,000 was recognized in the second quarter of 2004 to offset the other-than-temporary impairment loss previously recognized in the second quarter of 2002 and an “other-than-temporary” impairment loss of $1,324,000 was recognized to reduce the book value of the new bonds to fair value at the time of the payout. The new bonds were sold during the third quarter of 2004 for income tax purposes, resulting in an additional realized gain of $187,000.

At December 31, 2006, the Company had unrealized losses on held-to-maturity and available-for-sale securities as presented in the table below. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services. None of these securities are considered to be in concentrations by either security type or industry. The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired. Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. Based on these factors, and the Company’s ability and intent to hold the securities until recovery or maturity, it was determined that the carrying value of these securities was not “other-than-temporarily” impaired at December 31, 2006. Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $4,337,000, net of tax; however, the Company’s financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule showing the length of time securities have continuously been in an unrealized loss position as of December 31, 2006.

		Unrealized
Description of securities	Fair value	losses
($ in thousands)
Fixed maturity securities:
Less than six months	$ 65,265	$ 292
Six to twelve months	28,067	156
Twelve months or longer	336,021	5,762
Total fixed maturity securities	429,353	6,210

Equity securities:
Less than six months	13,581	385
Six to twelve months	627	78
Twelve months or longer	-	-
Total equity securities	14,208	463

Total temporarily
impaired securities	$ 443,561	$ 6,673

Following is a schedule of the maturity dates of the fixed maturity securities presented in the above table. Note that this schedule includes only fixed maturity securities available-for-sale, as the Company does not have any fixed maturity securities held-to-maturity with unrealized losses.

			Gross
	Book	Fair	unrealized
($ in thousands)	value	value	loss
Due in one year or less	$ 23,001	$ 22,911	$ 90
Due after one year through five years	53,264	52,584	680
Due after five years through ten years	267,856	263,900	3,956
Due after ten years	87,740	86,279	1,461
Mortgage-backed securities	3,702	3,679	23
	$ 435,563	$ 429,353	$ 6,210

The Company held one series of General Motors Acceptance Corporation fixed maturity securities that were considered non-investment grade at December 31, 2006, which were carried at an unrealized loss before tax of $56,000. The Company’s investment in Sears Roebuck Acceptance Corporation fixed maturity securities was also considered non-investment grade at December 31, 2006 and was carried at an unrealized loss before tax of $12,000. All other non-investment grade fixed maturity securities held at December 31, 2006 (Great Lakes Chemical Corporation and US Freightways Corporation) were in an unrealized gain position. The Company does not purchase non-investment grade securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

Following is a schedule of gross realized losses recognized in 2006 from the sale of securities and from “other-than-temporary” investment impairment losses. The schedule is aged according to the length of time the underlying securities were in an unrealized loss position. This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc. Fixed maturity securities were not included in the schedule since no realized losses were recognized on these investments stemming from disposals other than corporate actions. Fixed maturity securities are generally held until maturity.

	Realized losses from sales			"Other-than-	Total
			Gross	temporary"	gross
	Book	Sales	realized	impairment	realized
($ in thousands)	value	price	losses	losses	losses
Equity securities (1):
Three months or less	$ 16,645	$ 14,614	$ 2,031	$ 534	$ 2,565
Over three months to six months	4,778	3,840	938	115	1,053
Over six months to nine months	657	535	122	24	146
Over nine months to twelve months	2,672	2,595	77	45	122
Over twelve months	587	516	71	32	103
	$ 25,339	$ 22,100	$ 3,239	$ 750	$ 3,989

(1)           The “other-than-temporary” impairment losses reflects impairment losses on six equity securities in the “three months or less” category, impairment losses on three equity securities in the “over three months to six months” category, an impairment loss on one equity security in the “over six months to nine months” category, and an impairment loss on one equity security in the “over nine months to twelve months” category.

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

The following table reflects the Company’s contractual obligations as of December 31, 2006. Included in the table are the estimated payments that the Company expects to make in the settlement of its loss reserves and with respect to its long-term debt. One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014. Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2017. All lease costs are included as expenses under the pooling agreement, after allocation of the portion of these expenses to the subsidiaries that do not participate in the pooling agreement. The table reflects the Company’s current 30.0 percent aggregate participation in the pooling agreement.

	Payments due by period
		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
Contractual obligations	($ in thousands)
Loss and settlement expense
reserves (1)	$ 548,548	$ 217,636	$ 195,671	$ 74,105	$ 61,136
Long-term debt (2)	36,000	-	-	-	36,000
Interest expense on
long-term debt (3)	11,124	1,112	2,225	2,225	5,562
Real estate operating leases	7,789	1,376	2,339	2,025	2,049
Total	$ 603,461	$ 220,124	$ 200,235	$ 78,355	$ 104,747

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

(3)

Interest expense on long-term debt reflects the interest expense on the surplus notes issued by the Company’s insurance and reinsurance subsidiaries to Employers Mutual. Interest on the surplus notes is subject to approval by the issuing company’s state of domicile. The balance shown under the heading “More than 5 years” represents interest expense for years six through ten. Since the surplus notes have no maturity date, total interest expense could be greater than the amount shown.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business. Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in that state. Many states allow assessments to be recovered through premium tax offsets. Estimated guaranty fund assessments of $1,451,000 and $1,493,000 and related premium tax offsets of $929,000 and $729,000 have been accrued as of December 31, 2006 and 2005, respectively. The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments. The participants in the pooling agreement are also subject to second-injury fund assessments which are designed to encourage employers to employ a worker with a pre-existing disability. Estimated second-injury fund assessments of $1,769,000 and $1,872,000 have been accrued as of December 31, 2006 and 2005, respectively. The second-injury fund assessment accruals are based on projected loss payments. The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions. The Company’s share of loss reserves eliminated by the purchase of these annuities was $1,779,000 at December 31, 2006. The Company has a contingent liability of $1,779,000 should the issuers of these annuities fail to perform under the terms of the annuity. All of the issuing companies maintain strong financial ratings, therefore the Company believes the likelihood of failure of any of the issuing companies is remote. The Company’s share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries’ aggregate policyholders’ surplus.

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

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risks of the Company’s financial instruments relate to the investment portfolio, which exposes the Company to interest rate and equity price risk and, to a lesser extent, credit quality and prepayment risk. Monitoring systems and analytical tools are in place to assess each of these elements of market risk.

Interest rate risk includes the price sensitivity of a fixed maturity security to changes in interest rates, and the affect on future earnings from short-term investments and maturing long-term investments given a change in interest rates. The following analysis illustrates the sensitivity of the Company’s financial instruments to selected changes in market rates and prices. A hypothetical one percent increase in interest rates as of December 31, 2006 would result in a corresponding pre-tax decrease in the fair value of the fixed maturity portfolio of approximately $41,873,000, or 4.7 percent. In addition, a hypothetical one percent decrease in interest rates at December 31, 2006 would result in a corresponding decrease in pre-tax income over the next twelve months of approximately $1,165,000, assuming the current maturity and prepayment patterns. The Company monitors interest rate risk through the analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter term instruments given the results of interest rate simulations and judgments of cash flow needs. The effective duration of the Company’s fixed maturity portfolio at December 31, 2006 was 3.91 years.

The valuation of the Company’s marketable equity portfolios is subject to equity price risk. In general, equities have more year-to-year price variability than bonds. However, returns from equity securities have been consistently higher over longer time frames. The Company invests in a diversified portfolio of readily marketable equity securities. A hypothetical 10 percent decrease in the S&P 500 index as of December 31, 2006 would result in a corresponding pre-tax decrease in the fair value of the Company’s equity portfolio of approximately $4,803,000.

The Company invests in high quality fixed maturity securities, thus minimizing credit quality risk. At December 31, 2006, the portfolio of long-term fixed maturity securities consisted of 0.6 percent U.S. Treasury, 51.6 percent government agency, 0.6 percent mortgage-backed, 32.5 percent municipal, and 14.7 percent corporate securities. At December 31, 2005, the portfolio of long-term fixed maturity securities consisted of 5.7 percent U.S. Treasury, 44.7 percent government agency, 0.3 percent mortgage-backed, 31.6 percent municipal, and 17.7 percent corporate securities.

Fixed maturity securities held by the Company generally have an investment quality rating of “A” or better by independent rating agencies. The following table shows the composition of the Company’s fixed maturity securities, by rating, as of December 31, 2006.

	Securities		Securities
	held-to-maturity		available-for-sale
	(at amortized cost)		(at fair value)
($ in thousands)	Amount	Percent	Amount	Percent
Rating:
AAA	$ 5,680	100.0%	$ 627,853	76.1%
AA	-	-	87,942	10.7%
A	-	-	68,412	8.3%
BAA	-	-	30,242	3.7%
BA	-	-	10,058	1.2%
Total fixed maturities	$ 5,680	100.0%	$ 824,507	100.0%

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

Prepayment risk refers to the changes in prepayment patterns that can shorten or lengthen the expected timing of principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within the portfolio of mortgage-backed securities. Prepayment risk is monitored regularly through the analysis of interest rate simulations. At December 31, 2006, the effective duration of the mortgage-backed securities is 1.9 years with an average life of 2.5 years and a current yield of 7.6 percent. At December 31, 2005, the effective duration of the mortgage-backed securities was 2.2 years, with an average life of 2.8 years and a current yield of 7.0 percent.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” which is a revision of SFAS 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion 25 “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. The pro forma disclosures previously allowed under SFAS 123 will no longer be an alternative to financial statement recognition. The transition methods for adoption include the modified-prospective and modified-retroactive methods. The modified-prospective method requires that compensation expense be recorded for all options vesting, granted or modified after the effective date of SFAS 123(R). Under the modified-retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The effective date for SFAS 123(R) was originally the first interim and annual periods beginning after June 15, 2005, with earlier adoption encouraged. On April 14, 2005, the Securities and Exchange Commission approved a rule which delayed the required effective date of SFAS 123(R) until fiscal years beginning after June 15, 2005. The Company adopted SFAS 123(R) in the first quarter of 2006 using the modified-prospective adoption method. For further discussion of this statement, see Notes 1 and 12 of the Consolidated Financial Statements.

On November 3, 2005 the FASB issued Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which amended SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” and nullified certain requirements of EITF Issue 03-1. FAS 115-1 addresses the determination of when an investment is considered impaired, whether that impairment is “other-than-temporary”, and the measurement of an impairment loss. FAS 115-1 also includes accounting considerations subsequent to the recognition of an “other-than-temporary” impairment, requires certain disclosures about unrealized losses that have not been recognized as “other-than-temporary” impairments, and was effective for reporting periods beginning after December 15, 2005, with earlier application permitted. The Company adopted FAS 115-1 in the first quarter of 2006 through the addition of various impairment analysis procedures, including inquiry of the Company’s outside equity manager on their intentions regarding securities that are in an unrealized loss position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” – an Amendment of FASB Statement Nos. 133 and 140. SFAS 155 simplifies the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and eliminates a restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring in fiscal years that begin after September 15, 2006. Adoption of this statement is not expected to have a material effect on the operating results of the Company.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance for de-recognition of tax positions, financial statement classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Adoption of this statement is not expected to have a material effect on the operating results of the Company, as a recently completed assessment of the Company’s current tax positions indicated no uncertainties that would warrant different recognition and valuation from that applied in the Company’s tax returns.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact this statement will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires recognition of the funded status of defined benefit retirement or other postretirement plans as a net asset or liability on the balance sheet, the recognition of future changes in the funded status through other comprehensive income, the measurement of the defined benefit plan assets and obligations as of the end of the employer’s fiscal year and enhanced disclosure. The initial recognition of the funded status is reflected as an adjustment to the ending balance of accumulated other comprehensive income. SFAS 158 does not change the method of calculating the net periodic cost that existed under previous guidance. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for the measurement of assets and obligations as of the end of the employer’s fiscal year, which is effective for fiscal years ending after December 15, 2008. For further discussion of the adoption of this statement see Note 1 of the Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits reporting entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). The unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. As it relates to the Company’s financial reporting, the Company would be permitted to elect fair value recognition of fixed maturity and equity investments currently classified as either available-for-sale or held-to-maturity, and report the unrealized gains and losses from these investments in earnings going forward. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other fixed maturity securities to maturity in the future. The provisions of this statement are effective beginning with the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the alternatives permitted by this statement and the impact those alternatives would have on its financial statements.

DEVELOPMENTS IN INSURANCE REGULATION

In 2006 the NAIC adopted its Annual Financial Model Regulation (previously referred to as the Model Audit Rule) that incorporates Sarbanes-Oxley type provisions. The requirements are effective beginning with the reporting period ending December 31, 2010, with the management report of internal control over financial reporting due to be filed 60 days after the entity files its 2010 audited statutory financial statements. The rules apply to insurers with direct written and assumed premiums of $500 million or more and require a management report containing a statement that to the best of management’s knowledge and belief, after diligent inquiry, its internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial statements in accordance with statutory accounting principles. An insurer may choose to file instead its Section 404 report with an addendum statement by management that no material processes in the preparation of its audited statutory financial statements were excluded from its Section 404 report, or alternatively include a separate report for controls not covered by its Section 404 report. The incorporated Sarbanes-Oxley type provisions in the Annual Financial Model Regulation will have little consequence to either the Company or the EMC Insurance Companies, as the Company is already subject to the provisions of the Sarbanes-Oxley Act of 2002.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides issuers the opportunity to make cautionary statements regarding forward-looking statements. Accordingly, any forward-looking statement contained in this report is based on management’s current beliefs, assumptions and expectations of the Company’s future performance, taking into account all information currently available to management. These beliefs, assumptions and expectations can change as the result of many possible events or factors, not all of which are known to management. If a change occurs, the Company’s business, financial condition, liquidity, results of operations, plans and objectives may vary materially from those expressed in the forward-looking statements. The risks and uncertainties that may affect the actual results of the Company include, but are not limited to, the following: catastrophic events and the occurrence of significant severe weather conditions; the adequacy of loss and settlement expense reserves; state and federal legislation and regulations; changes in our industry, interest rates or the performance of financial markets and the general economy; rating agency actions and other risks and uncertainties inherent to the Company’s business. When the Company uses the words “believe”, “expect”, “anticipate”, “estimate” or similar expressions, the Company intends to identify forward-looking statements. Undue reliance should not be placed on these forward-looking statements.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, including safeguarding of assets and reliability of financial records. The Company’s internal control structure, designed by or under the supervision of management, includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Consolidated Financial Statements in accordance with generally accepted accounting principles, and that transactions are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Consolidated Financial Statements. This control structure is further reinforced by a program of internal audits, including audits of the Company’s decentralized branch locations, which requires responsive management action.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, adequate internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2006, the Company maintained effective internal control over financial reporting.

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

The Board of Directors and Stockholders

EMC Insurance Group Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that EMC Insurance Group Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The management of EMC Insurance Group Inc. and Subsidiaries is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that EMC Insurance Group Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, EMC Insurance Group Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of EMC Insurance Group Inc. and Subsidiaries and our report dated March 13, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Des Moines, Iowa

March 13, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

EMC Insurance Group Inc.

We have audited the accompanying consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMC Insurance Group Inc. and Subsidiaries at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, during 2006 the Company changed its method of accounting for the recognition of share-based compensation expense and the recognition of the funded status of its defined benefit pension and postretirement plans.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EMC Insurance Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Des Moines, Iowa
March 13, 2007

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost
(fair value $5,768,918 and $18,287,704)	$ 5,679,960	$ 17,927,478
Securities available-for-sale, at fair value
(amortized cost $724,943,182 and $740,845,145)	735,596,894	753,399,943
Fixed maturity securities on loan:
Securities held-to-maturity, at amortized cost
(fair value $0 and $1,891,504)	-	1,866,928
Securities available-for-sale, at fair value
(amortized cost $89,841,454 and $41,922,225)	88,909,477	41,656,150
Equity securities available-for-sale, at fair value
(cost $77,089,044 and $66,115,755)	112,527,480	93,343,172
Other long-term investments, at cost	552,202	4,269,566
Short-term investments, at cost	58,053,337	37,345,456
Total investments	1,001,319,350	949,808,693

Balances resulting from related party transactions with
Employers Mutual:
Reinsurance receivables	37,805,569	46,372,087
Prepaid reinsurance premiums	4,807,822	4,846,084
Deferred policy acquisition costs	33,662,408	34,106,217
Defined benefit retirement plan, prepaid asset	7,836,958	5,633,370
Other assets	2,410,120	2,281,025
Cash	196,274	333,048
Accrued investment income	11,363,814	10,933,046
Accounts receivable (net of allowance for uncollectible
accounts of $0 and $0)	205,046	211,595
Income taxes recoverable	1,888,935	-
Deferred income taxes	12,403,141	13,509,369
Goodwill	941,586	941,586
Securities lending collateral	91,317,719	44,705,501
Total assets	$ 1,206,158,742	$ 1,113,681,621

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
LIABILITIES
Balances resulting from related party transactions with
Employers Mutual:
Losses and settlement expenses	$ 548,547,982	$ 544,051,061
Unearned premiums	155,653,799	160,693,288
Other policyholders' funds	7,320,536	5,359,116
Surplus notes payable	36,000,000	36,000,000
Indebtedness to related party	18,621,351	19,899,329
Employee retirement plans	17,700,372	13,681,388
Other liabilities	22,702,661	21,764,259

Income taxes payable	-	5,644,516
Securities lending obligation	91,317,719	44,705,501
Total liabilities	897,864,420	851,798,458

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000
shares; issued and outstanding, 13,741,663
shares in 2006 and 13,642,705 shares in 2005	13,741,663	13,642,705
Additional paid-in capital	107,016,563	104,800,407
Accumulated other comprehensive income	24,934,903	25,470,039
Retained earnings	162,601,193	117,970,012
Total stockholders' equity	308,294,322	261,883,163
Total liabilities and stockholders' equity	$ 1,206,158,742	$ 1,113,681,621

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

All balances presented below, with the exception of investment income, realized investment gains and income tax expense (benefit), are the result of related party transactions with Employers Mutual.

	Year ended December 31,
	2006	2005	2004
REVENUES
Premiums earned	$ 391,615,441	$ 415,624,746	$ 345,478,461
Investment income, net	46,691,929	40,696,243	29,900,203
Realized investment gains	4,252,289	3,834,165	4,379,314
Other income	526,617	656,846	600,732
	443,086,276	460,812,000	380,358,710
LOSSES AND EXPENSES
Losses and settlement expenses	228,452,492	257,926,493	249,806,210
Dividends to policyholders	8,663,715	7,540,547	4,478,169
Amortization of deferred policy acquisition costs	86,565,031	92,400,893	75,444,837
Other underwriting expenses	40,019,494	40,059,414	32,783,686
Interest expense	1,112,400	1,112,400	1,112,400
Other expenses	1,907,762	1,662,431	1,162,411
	366,720,894	400,702,178	364,787,713

Income before income tax expense (benefit)	76,365,382	60,109,822	15,570,997

INCOME TAX EXPENSE (BENEFIT)
Current	21,423,901	19,782,182	4,583,505
Deferred	1,394,377	(2,681,405)	(2,197,191)
	22,818,278	17,100,777	2,386,314
Net income	$ 53,547,104	$ 43,009,045	$ 13,184,683

Net income per common share
-basic and diluted	$ 3.91	$ 3.16	$ 1.10

Average number of common shares outstanding
-basic and diluted	13,710,953	13,606,203	11,948,710

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2006	2005	2004

Net income	$ 53,547,104	$ 43,009,045	$ 13,184,683

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains on investment
securities, before deferred income tax expense	9,896,320	383,439	13,051,438
Deferred income tax expense	3,463,712	134,203	4,568,003
	6,432,608	249,236	8,483,435

Reclassification adjustment for realized investment
gains included in net income, before
income tax expense	(4,252,289)	(3,834,165)	(4,370,215)
Income tax expense	(1,488,301)	(1,341,958)	(1,529,575)
	(2,763,988)	(2,492,207)	(2,840,640)

Adjustment for minimum liability associated with
Employers Mutual's supplemental retirement plan,
before deferred income tax expense (benefit)	264,823	(331,468)	-
Deferred income tax expense (benefit)	92,688	(116,015)	-
	172,135	(215,453)	-

Other comprehensive income (loss)	3,840,755	(2,458,424)	5,642,795

Total comprehensive income	$ 57,387,859	$ 40,550,621	$ 18,827,478

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year ended December 31,
	2006	2005	2004
COMMON STOCK
Beginning of year	$ 13,642,705	$ 13,568,945	$ 11,501,065
Issuance of common stock through
Employers Mutual's incentive stock option plans	109,511	73,760	67,880
Redemption of common stock that was
invalidly issued through Employers Mutual's
incentive stock option plans	(10,553)	-	-
Issuance of common stock through
follow-on stock offering	-	-	2,000,000
End of year	13,741,663	13,642,705	13,568,945

ADDITIONAL PAID-IN CAPITAL
Beginning of year	104,800,407	103,467,293	69,113,228
Issuance of common stock through
Employers Mutual's incentive stock option plans	2,243,776	1,333,114	1,463,980
Stock-based compensation expense associated with
Employers Mutual's incentive stock option plans	178,439	-	-
Redemption of common stock that was
invalidly issued through Employers Mutual's
incentive stock option plans	(206,059)	-	-
Issuance of common stock through
follow-on stock offering	-	-	32,890,085
End of year	107,016,563	104,800,407	103,467,293

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	25,470,039	27,928,463	22,285,668
Change in unrealized gains (losses) on investment
securities, net of deferred income tax expense	3,668,620	(2,242,971)	5,642,795
Minimum liability associated with Employers Mutual’s
supplemental retirement plan, net of deferred
income tax expense	172,135	(215,453)	-
Adjustment for adoption of SFAS No. 158,
net of deferred income tax expense	(4,375,891)	-	-
End of year	24,934,903	25,470,039	27,928,463

RETAINED EARNINGS
Beginning of year	117,970,012	83,508,331	77,850,590
Net income	53,547,104	43,009,045	13,184,683
Dividends paid to public stockholders ($.65, $.61, $.60
per share in 2006, 2005 and 2004)	(3,857,395)	(3,705,796)	(1,941,181)
Dividends paid to Employers Mutual ($.65, $.61, $.60
per share in 2006, 2005 and 2004)	(5,058,528)	(4,596,127)	(5,292,178)
Dividends paid to Employers Mutual (reimbursement
for non-GAAP expenses)	-	(245,441)	(293,583)
End of year	162,601,193	117,970,012	83,508,331

Total stockholders' equity	$ 308,294,322	$ 261,883,163	$ 228,473,032

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 53,547,104	$ 43,009,045	$ 13,184,683
Adjustments to reconcile net income to net cash
provided by operating activities:
Balances resulting from related party transactions
with Employers Mutual:
Losses and settlement expenses	4,496,921	28,615,240	55,894,386
Unearned premiums	(5,039,489)	(1,545,302)	6,756,758
Other policyholders' funds	1,961,420	1,751,700	1,435,215
Indebtedness to related party	(1,277,978)	13,840,481	3,883,730
Employee retirement plans	(4,651,920)	(827,923)	(2,885,657)
Reinsurance receivables	8,566,518	(13,115,515)	(4,595,569)
Prepaid reinsurance premiums	38,262	(144,795)	(385,448)
Commission payable	357,467	(4,136,359)	2,594,243
Deferred policy acquisition costs	443,809	353,101	(1,202,799)
Stock-based compensation plans	377,294	-	-
Other, net	252,985	1,567,742	(629,924)

Accrued investment income	(430,768)	(2,206,754)	(904,640)
Accrued income tax:
Current	(7,533,451)	9,044,001	(6,179,985)
Deferred	1,394,377	(2,681,405)	(2,197,191)
Realized investments gains	(4,252,289)	(3,834,165)	(4,379,314)
Accounts receivable	6,549	5,241	162,587
Amortization of premium/discount on
fixed maturity securities	757,287	928,373	243,378
	(4,533,006)	27,613,661	47,609,770
Cash provided by the change in the property
and casualty insurance subsidiaries' aggregate
pool participation percentage	-	107,801,259	-
Net cash provided by operating activities	$ 49,014,098	$ 178,423,965	$ 60,794,453

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 53,547,104	$ 43,009,045	$ 13,184,683
Adjustments to reconcile net income to net cash
provided by operating activities:
Balances resulting from related party transactions
with Employers Mutual:
Losses and settlement expenses	4,496,921	28,615,240	55,894,386
Unearned premiums	(5,039,489)	(1,545,302)	6,756,758
Other policyholders' funds	1,961,420	1,751,700	1,435,215
Indebtedness to related party	(1,277,978)	13,840,481	3,883,730
Employee retirement plans	(4,651,920)	(827,923)	(2,885,657)
Reinsurance receivables	8,566,518	(13,115,515)	(4,595,569)
Prepaid reinsurance premiums	38,262	(144,795)	(385,448)
Commission payable	357,467	(4,136,359)	2,594,243
Deferred policy acquisition costs	443,809	353,101	(1,202,799)
Stock-based compensation plans	377,294	-	-
Other, net	252,985	1,567,742	(629,924)

Accrued investment income	(430,768)	(2,206,754)	(904,640)
Accrued income tax:
Current	(7,533,451)	9,044,001	(6,179,985)
Deferred	1,394,377	(2,681,405)	(2,197,191)
Realized investments gains	(4,252,289)	(3,834,165)	(4,379,314)
Accounts receivable	6,549	5,241	162,587
Amortization of premium/discount on
fixed maturity securities	757,287	928,373	243,378
	(4,533,006)	27,613,661	47,609,770
Cash provided by the change in the property
and casualty insurance subsidiaries' aggregate
pool participation percentage	-	107,801,259	-
Net cash provided by operating activities	$ 49,014,098	$ 178,423,965	$ 60,794,453

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

EMC Insurance Group Inc., a 56.6 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Both commercial and personal lines of insurance are written, with a focus on medium-sized commercial accounts. Approximately 36 percent of the premiums written are in Iowa and contiguous states. The term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Certain commercial lines of business, primarily workers’ compensation, are eligible for policyholder dividends in accordance with provisions of the underlying insurance policies. Net premiums written subject to policyholder dividends represented approximately 60 percent of the Company’s total net premiums written in 2006. Policyholder dividends are accrued over the terms of the underlying policies.

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

Premiums and discounts on fixed maturity securities are amortized over the life of the security as an adjustment to yield using the effective interest method. Gains and losses realized on the disposition of investments are included in net income. The cost of investments sold is determined on the specific identification method using the highest cost basis first. Included in investments at December 31, 2006 and 2005 are securities on deposit with various regulatory authorities as required by law amounting to $13,093,900 and $12,929,527, respectively.

The Company regularly monitors its investments that have a fair value that is less than the carrying value for indications of “other-than-temporary” impairment. Several factors are used to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired. Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. When a security is deemed “other-than-temporarily” impaired, the carrying value is reduced to fair value and a realized loss is recognized and charged to income.

On November 3, 2005 the FASB issued Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which amended SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” and nullified certain requirements of EITF Issue 03-1. FAS 115-1 addresses the determination of when an investment is considered impaired, whether that impairment is “other-than-temporary”, and the measurement of an impairment loss. FAS 115-1 also includes accounting considerations subsequent to the recognition of an “other-than-temporary” impairment, and requires certain disclosures about unrealized losses that have not been recognized as “other-than-temporary” impairments. FAS 115-1 was effective for reporting periods beginning after December 15, 2005, with earlier application permitted. The Company adopted FAS 115-1 in the first quarter of 2006 through the addition of various impairment analysis procedures, including inquiry of the Company’s outside equity manager on their intentions regarding securities that are in an unrealized loss position.

The Company participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time. The Company requires initial collateral equal to 102 percent of the market value of the loaned securities. The collateral is invested by the lending agent, in accordance with the Company’s guidelines, and generates fee income for the Company that is recognized ratably over the time period the security is on loan. The securities on loan to others are segregated from the other invested assets on the Company’s balance sheet. In accordance with relevant accounting literature, the collateral held by the Company is accounted for as a secured borrowing and is recorded as an asset on the Company’s balance sheet, with a corresponding liability reflecting the Company’s obligation to return this collateral upon the return of the loaned securities.

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

Stock-Based Compensation

The Company has no stock-based compensation plans of its own; however, Employers Mutual has several stock plans that utilize the common stock of the Company. The Company receives the current fair value for all shares issued under these plans. Under the terms of the pooling agreement (see note 2), stock option expense is allocated to the Company’s insurance subsidiaries as determined on a statutory basis of accounting. The Company’s insurance subsidiaries reimburse Employers Mutual for their share of the statutory-basis compensation expense (equal to the excess of the fair value of the stock on the option exercise date over the option’s exercise price) associated with stock option exercises.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share-Based Payment,” which is a revision of SFAS No. 123 (as amended by SFAS 148) “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method, which requires compensation expense to be recorded for all options granted after the date of adoption as well as for existing options for which the requisite service has not been rendered as of the date of adoption. The modified-prospective method does not require restatement of prior periods to reflect the impact of SFAS 123(R). There was no initial change to net income or stockholders’ equity upon the adoption of SFAS 123(R). Under the provisions of SFAS 123(R), the Company recognized compensation expense of $377,294 (gross and net of tax) during 2006 related to incentive stock options and a stock appreciation rights agreement.

Prior to January 1, 2006, under the provisions of APB 25, the Company did not recognize any compensation expense from the operation of Employers Mutual’s incentive stock option plans since the exercise price of the options was equal to the fair value of the stock on the date of grant. The statutory-basis compensation expense that was paid by the Company’s subsidiaries to Employers Mutual ($245,441 in 2005 and $293,583 in 2004) was reclassified as a dividend payment to Employers Mutual in these GAAP-basis financial statements.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (as amended by SFAS No. 148) “Accounting for Stock-Based Compensation” to Employers Mutual’s incentive stock option plans:

	Year ended December 31,
	2005	2004
Net income, as reported	$ 43,009,045	$ 13,184,683
Deduct: Total stock-based employee compensation expense
determined under the fair value method for all awards
vesting in the current calendar year	117,710	32,373
Pro forma net income	$ 42,891,335	$ 13,152,310

Net income per share:
Basic and diluted -
As reported	$ 3.16	$ 1.10
Pro forma	$ 3.15	$ 1.10

Employee Retirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires recognition of the funded status of defined benefit retirement or other postretirement plans as a net asset or liability on the balance sheet, the recognition of future changes in the funded status through other comprehensive income, the measurement of the defined benefit plan assets and obligations as of the end of the employer’s fiscal year and enhanced disclosure. The initial recognition of the funded status is reflected as an adjustment to the ending balance of accumulated other comprehensive income. SFAS 158 does not change the method of calculating the net periodic cost that existed under previous guidance. SFAS 158 became effective for the Company on December 31, 2006, except for the requirement to measure assets and obligations as of the end of the Company’s fiscal year, which will be effective at December 31, 2008.

The following table provides a detailed breakdown of the initial adjustment to the Company’s consolidated balance sheet at December 31, 2006, as a result of adopting SFAS 158:

	Before		After
	Application of		Application of
	Statement 158	Adjustments	Statement 158
Defined benefit retirement plan, prepaid asset	$ 11,665,609	$ (3,828,651)	$ 7,836,958
Deferred income taxes	10,046,893	2,356,248	12,403,141
Total assets	1,207,631,145	(1,472,403)	1,206,158,742
Liability for employee retirement plans	14,796,844	2,903,488	17,700,332
Total liabilities	894,960,932	2,903,488	897,864,420
Accumulated other comprehensive income	29,310,794	(4,375,891)	24,934,903
Total stockholders' equity	312,670,213	(4,375,891)	308,294,322

Foreign Currency Transactions

Included in the underlying reinsurance business assumed by Employers Mutual are reinsurance transactions conducted with foreign cedants denominated in their local functional currencies. In accordance with the revised terms of the quota share agreement (see note 2), the reinsurance subsidiary is assuming all foreign currency exchange gains/losses associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement. Previously, the foreign currency exchange gains/losses were retained by Employers Mutual. The balances resulting from these foreign reinsurance transactions are reported in the Company’s consolidated balance sheet in U.S. dollars based on the foreign currency exchange rates that existed on December 31, 2006. The balances reported in the Company’s 2006 consolidated statement of income that resulted from these foreign reinsurance transactions are reported in U.S. dollars measured at the foreign currency exchange rates that existed at the inception of each reinsurance contract. The foreign currency exchange rate gains/losses resulting from these re-measurements to U.S. dollars are reported as other income/expense in the consolidated statement of income.

Net Income Per Share - Basic and Diluted

The Company’s basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. As previously noted, the Company receives the current fair value for all shares issued under Employers Mutual’s stock plans. As a result, the Company had no potential common shares outstanding during 2006, 2005 and 2004 that would have been dilutive to net income per share.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries. Goodwill is not amortized, but is subject to annual impairment testing to determine if the carrying value of the goodwill exceeds the estimated fair value of net assets. If the carrying amount of the subsidiary (including goodwill) exceeds the computed fair value, an impairment loss is recognized through earnings equal to the excess amount, but not greater than the balance of the goodwill. An annual impairment test is completed in the fourth quarter of each year and goodwill was not deemed to be impaired in 2006, 2005 or 2004.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” – an Amendment of FASB Statement Nos. 133 and 140. SFAS 155 simplifies the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and eliminates a restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring in fiscal years that begin after September 15, 2006. Adoption of this statement is not expected to have a material effect on the operating results of the Company.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance for de-recognition of tax positions, financial statement classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Adoption of this statement is not expected to have a material effect on the operating results of the Company, as a recently completed assessment of the Company’s current tax positions indicated no uncertainties that would warrant different recognition and valuation from that applied in the Company’s tax returns.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact this statement will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits reporting entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). The unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. As it relates to the Company’s financial reporting, the Company would be permitted to elect fair value recognition of fixed maturity and equity investments currently classified as either available-for-sale or held-to-maturity, and report the unrealized gains and losses from these investments in earnings going forward. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other fixed maturity securities to maturity in the future. The provisions of this statement are effective beginning with the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the alternatives permitted by this statement and the impact those alternatives would have on its financial statements.

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

Operations of the pool give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the pool participants are not subject to the pooling agreement. The pooling agreement provides that Employers Mutual will make up any shortfall or difference resulting from an error in its systems and/or computational processes that would otherwise result in the required restatement of the pool participants’ financial statements.

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

During 2004, the Company’s wholly-owned subsidiary, Farm and City Insurance Company, discontinued writing new nonstandard risk automobile insurance business and began instituting non-renewal procedures on all existing business. The effective dates for these actions were determined by the requirements of the six states in which it conducted business and the terms of the individual policies. Farm and City has completed its non-renewal procedures in all states, with the last policy expiring in January 2006. Farm and City will continue to participate in the pooling agreement even though it no longer writes direct insurance business. Discontinuance of the nonstandard risk automobile insurance business did not have a material impact on the Company’s results of operations.

Reinsurance Subsidiary

The Company’s reinsurance subsidiary assumes a 100 percent quota share portion of Employers Mutual’s assumed reinsurance business, exclusive of certain reinsurance contracts. This includes all premiums and related losses and settlement expenses of this business, subject to a maximum loss of $2,000,000 per event ($1,500,000 in 2005 and 2004). The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual; however, the reinsurance subsidiary assumes reinsurance business from the Mutual Reinsurance Bureau (MRB) pool and this pool provides a small amount of reinsurance protection to the EMC Insurance Companies. As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the EMC Insurance Companies’ direct business, after ceded reinsurance protections purchased by the MRB pool are applied. In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law. Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

Premiums assumed by the reinsurance subsidiary from Employers Mutual amounted to $66,268,178, $92,588,093 and $97,637,066 in 2006, 2005 and 2004, respectively. The large decline in 2006 is primarily attributed to Employers Mutual’s reduced participation in the MRB pool (see note 3). It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business. Commissions paid by the reinsurance subsidiary to Employers Mutual amounted to $15,650,305, $21,508,620 and $20,621,898 in 2006, 2005 and 2004, respectively.

Effective January 1, 2006, the terms of the quota share agreement between Employers Mutual and the reinsurance subsidiary were revised. The majority of the changes were prompted by the significant amount of hurricane losses retained by Employers Mutual during the severe 2005 hurricane season; however, other changes were made to simplify and clarify the terms and conditions of the quota share agreement. The revised terms of the quota share agreement for 2006 are as follows: (1) the reinsurance subsidiary’s retention, or cap, on losses assumed per event increased from $1,500,000 to $2,000,000; (2) the cost of the $2,000,000 cap on losses assumed per event is treated as a reduction to premiums written rather than commission expense; (3) the reinsurance subsidiary no longer directly pays for the outside reinsurance protection that Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business it retains in excess of the cap, and instead pays a higher premium rate (previously accounted for as commission); and (4) the reinsurance subsidiary assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement. For 2006, the premium rate paid by the reinsurance subsidiary to Employers Mutual was 10.50 percent of premiums written. The corresponding rate for 2005 was approximately 8.50 percent (4.50 percent override commission rate plus approximately 4.00 percent for the cost of the outside reinsurance protection). The net foreign currency exchange loss assumed by the reinsurance subsidiary in 2006 was $61,055.

Under the terms of the quota share agreement, the reinsurance subsidiary receives reinstatement premium income that is collected by Employers Mutual from the ceding companies when reinsurance coverage is reinstated after a loss event; however, the cap on losses assumed per event contained in the quota share agreement is automatically reinstated without cost. This arrangement can produce unusual underwriting results for the reinsurance subsidiary when a large event occurs because the reinstatement premium income received by the reinsurance subsidiary may approximate, or exceed, the amount of losses retained.

During 2006, Employers Mutual retained 10.5 percent of the gross assumed premiums written subject to cession to the reinsurance subsidiary ($7,774,480) as compensation for the $2,000,000 cap on losses assumed per event. In 2005 and 2004, the reinsurance subsidiary paid Employers Mutual override commissions of $4,166,464 and $4,393,668 for the $1,500,000 cap per event, and also paid for 100 percent of the outside reinsurance protection Employers Mutual purchased to protect itself from catastrophic losses on the assumed reinsurance business it retained in excess of the cap, excluding reinstatement premiums. This cost was recorded as a reduction to the premiums received by the reinsurance subsidiary and amounted to $3,695,833 and $3,626,833 in 2005 and 2004, respectively. The reinsurance subsidiary’s premiums earned for 2006 reflect a reduction of $508,333 associated with the runoff of the unearned premium from the outside reinsurance protection purchased in 2005, which expired on April 30, 2006. Employers Mutual retained losses and settlement expenses under the quota share agreement totaling $1,029,236 in 2006, $28,682,084 in 2005 and $11,277,246 in 2004.

Services Provided by Employers Mutual

Employers Mutual provides various services to all of its subsidiaries and affiliates. Such services include data processing, claims, financial, actuarial, auditing, marketing and underwriting. Employers Mutual allocates a portion of the cost of these services to the subsidiaries that do not participate in the pooling agreement based upon a number of criteria, including usage and number of transactions. The remaining costs are charged to the pooling agreement and each pool participant shares in the total cost in accordance with its pool participation percentage. Costs allocated to the Company by Employers Mutual for services provided to the holding company and its subsidiaries that do not participate in the pooling agreement amounted to $2,081,688, $1,829,565 and $2,118,411 in 2006, 2005 and 2004, respectively. Costs allocated to the Company through the operation of the pooling agreement amounted to $89,055,823, $82,782,802 and $73,305,162 in 2006, 2005 and 2004, respectively.

Investment expenses are based on actual expenses incurred by the Company plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted average of total invested assets and number of investment transactions. Investment expenses allocated to the Company by Employers Mutual amounted to $1,310,193, $1,011,370 and $699,807 in 2006, 2005 and 2004, respectively.

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

As of December 31, 2006, reinsurance ceded to two nonaffiliated reinsurers aggregated $21,088,937, which represents a significant portion of the total prepaid reinsurance premiums and reinsurance receivables for losses and settlement expenses. These amounts reflect the property and casualty insurance subsidiaries’ aggregate pool participation percentage of amounts ceded by Employers Mutual to these organizations on a mandatory basis. Credit risk associated with these amounts is minimal, as all companies participating in these organizations are responsible for the liabilities of such organizations on a pro rata basis.

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three years ended December 31, 2006 is presented below.

	Year ended December 31,
	2006	2005	2004
Premiums written
Direct	$ 191,515,607	$ 187,484,611	$ 191,823,068
Assumed from nonaffiliates	3,414,423	4,537,413	4,125,092
Assumed from affiliates	408,950,067	463,777,028	366,224,505
Ceded to nonaffiliates	(26,112,282)	(25,080,441)	(18,445,768)
Ceded to affiliates	(191,515,607)	(187,484,611)	(191,823,068)
Net premiums written	$ 386,252,208	$ 443,234,000	$ 351,903,829

Premiums earned
Direct	$ 188,426,941	$ 186,933,086	$ 197,051,604
Assumed from nonaffiliates	3,697,564	4,455,928	3,933,665
Assumed from affiliates	414,068,427	435,085,847	359,605,116
Ceded to nonaffiliates	(26,150,550)	(23,917,029)	(18,060,320)
Ceded to affiliates	(188,426,941)	(186,933,086)	(197,051,604)
Net premiums earned	$ 391,615,441	$ 415,624,746	$ 345,478,461

Losses and settlement expenses incurred
Direct	$ 95,639,897	$ 137,398,803	$ 132,616,303
Assumed from nonaffiliates	2,545,606	7,082,993	2,897,364
Assumed from affiliates	233,284,454	280,482,249	258,134,261
Ceded to nonaffiliates	(7,377,568)	(29,638,749)	(11,225,415)
Ceded to affiliates	(95,639,897)	(137,398,803)	(132,616,303)
Net losses and settlement
expenses incurred	$ 228,452,492	$ 257,926,493	$ 249,806,210

For 2006, premiums written and earned assumed from affiliates, and losses and settlement expenses incurred assumed from affiliates, reflect a reduction in Employers Mutual’s participation in the MRB pool. The board of directors of the MRB pool approved the admission of two new assuming companies to the pool effective January 1, 2006. This reduced Employers Mutual’s participation in the pool from a one-third share to an approximate one-fifth share (one company is only assuming property exposures). The premiums written assumed from affiliates and net premiums written amounts for 2006 also include a negative $3,440,024 portfolio adjustment which serves as an offset to the decrease in unearned premiums recognized in connection with this change in participation.

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

	Year ended December 31,
	2006	2005	2004
Gross reserves at beginning of year	$ 544,051,061	$ 429,677,302	$ 373,782,916
Ceded reserves at beginning of year	(42,650,556)	(25,358,320)	(20,666,429)
Net reserves at beginning of year,
before adjustment	501,400,505	404,318,982	353,116,487

Adjustment to beginning reserves due to
change in pool agreement	-	78,818,305	-
Net reserves at beginning of year,
after adjustment	501,400,505	483,137,287	353,116,487

Incurred losses and settlement expenses
Provision for insured events of the
current year	270,368,747	273,334,396	229,667,776
Increase (decrease) in provision for
insured events of prior years	(41,916,255)	(15,407,903)	20,138,434
Total incurred losses and
settlement expenses	228,452,492	257,926,493	249,806,210

Payments
Losses and settlement expenses
attributable to insured events of the
current year	92,061,399	99,998,372	83,530,727
Losses and settlement expenses
attributable to insured events of
prior years	125,042,454	139,664,903	115,072,988
Total payments	217,103,853	239,663,275	198,603,715

Net reserves at end of year	512,749,144	501,400,505	404,318,982
Ceded reserves at end of year	35,608,811	42,650,556	25,358,320
Gross reserves at end of year, before
foreign currency re-valuation	548,357,955	544,051,061	429,677,302
Re-valuation due to foreign currency exchange rates	190,027	-	-
Gross reserves at end of year	$ 548,547,982	$ 544,051,061	$ 429,677,302

Underwriting results of the Company are significantly influenced by the estimates of loss and settlement expense reserves. Changes in reserve estimates are reflected in operating results in the year such changes are recorded. The property and casualty insurance segment experienced favorable development on prior years’ reserves in 2006 and 2005, but adverse development in 2004, while the reinsurance segment experienced favorable development in all three years presented.

2006 Development

For the property and casualty insurance segment, the December 31, 2006 estimate of loss and settlement expense reserves for accident years 2005 and prior decreased $32,255,312 from the estimate at December 31, 2005. This decrease represents 7.9 percent of the December 31, 2005 carried reserves and is primarily attributed to the final settlement of closed claims.

For the reinsurance segment, the December 31, 2006 estimate of loss and settlement expense reserves for accident years 2005 and prior decreased $9,660,943 from the estimate at December 31, 2005. This decrease represents 7.2 percent of the December 31, 2005 carried reserves and is largely attributed to the 2004 and 2005 accident years in the HORAD book of business.

2005 Development

For the property and casualty insurance segment, the December 31, 2005 estimate of loss and settlement expense reserves for accident years 2004 and prior decreased $14,808,375 from the estimate at December 31, 2004. This decrease represents 4.8 percent of the December 31, 2004 carried reserves and is primarily attributed to downward development of individual case loss reserves and settlement expense reserves. In addition, during the fourth quarter the Company reallocated a portion of a bulk case loss reserve carried in the workers’ compensation line of business to various components of the loss and settlement expense reserve for the other liability line of business (IBNR, asbestos and settlement expense) and eliminated the remainder, resulting in $2,145,000 of favorable development.

For the reinsurance segment, the December 31, 2005 estimate of loss and settlement expense reserves for accident years 2004 and prior decreased $599,528 from the estimate at December 31, 2004. This decrease represents 0.5 percent of the December 31, 2004 carried reserves and is attributed to the HORAD book of business.

2004 Development

For the property and casualty insurance segment, the December 31, 2004 estimate of loss and settlement expense reserves for accident years 2003 and prior increased $23,738,375 from the estimate at December 31, 2003. This increase represents 9.4 percent of the December 31, 2003 carried reserves and is attributed to a combination of newly reported claims in excess of carried IBNR loss reserves ($14,758,000), development on case loss reserves of previously reported claims ($11,037,000), bulk reserve strengthening ($2,350,000), and settlement expense reserve increases resulting from increases in case loss reserves ($6,209,000). This adverse development was partially offset by $10,437,000 of reinsurance recoveries associated with the case loss reserve development and IBNR emergence. Substantial case loss reserve strengthening performed at the Company’s branch offices, primarily in the workers’ compensation and other liability lines of business, is the underlying reason for the adverse reserve development. The economic factors behind this case loss reserve strengthening include, most notably, an increase in workers’ compensation claim severity, increases in construction defect claim activity, the occurrence of several large umbrella claims and increasing legal expenses in the other liability line of business.

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

The Company has exposure to asbestos and environmental related claims associated with the insurance business written by the parties to the pooling agreement and the reinsurance business assumed from Employers Mutual by the reinsurance subsidiary. These exposures are not considered to be significant. Asbestos and environmental losses paid by the Company have averaged only $363,986 per year over the past five years. Reserves for asbestos and environmental related claims for direct insurance and assumed reinsurance business totaled $7,288,116 and $6,895,641 at December 31, 2006 and 2005, respectively.

At present, the Company is defending approximately 600 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs. Most of these defenses are subject to express reservation of rights based upon the lack of an injury within the Company’s policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury. During 2003, as a direct result of proposed federal legislation in the areas of asbestos and class action reform, the Company was presented with several hundred additional lawsuits filed against three former policyholders representing approximately 66,500 claims related to exposure to asbestos or products containing asbestos. These claims are based upon nonspecific asbestos exposure and nonspecific injuries. As a result, management did not establish a significant amount of case loss reserves associated with these claims. At December 31, 2006, approximately 25,000 plaintiff cases remain open. Four former policyholders and one current policyholder dominate the Company’s asbestos claims. To date, actual losses paid have been minimal due to the plaintiffs’ failure to identify an exposure to any asbestos-containing product associated with the Company’s policyholders. Defense costs, on the other hand, have increased due to the large number of parties involved in the litigation and the length of time required to obtaining a favorable judgment. The Company believes its settlement expense reserve adequately provides for these increased expenses. Whenever possible, the Company has participated in cost sharing agreements with other insurance companies to reduce overall asbestos claim expenses.

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

The Company’s insurance subsidiaries are required to file financial statements with state regulatory authorities. The accounting principles used to prepare these statutory financial statements follow prescribed or permitted accounting practices that differ from GAAP. Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the National Association of Insurance Commissioners (NAIC). Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile. The Company’s insurance subsidiaries had no permitted accounting practices during 2006, 2005 and 2004.

Statutory surplus of the Company’s insurance subsidiaries was $310,279,721 and $259,026,263 at December 31, 2006 and 2005, respectively. Statutory net income of the Company’s insurance subsidiaries was $57,701,796, $40,736,759 and $11,878,844 for 2006, 2005 and 2004, respectively.

The NAIC utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty. This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 2006, the Company’s insurance subsidiaries had total adjusted statutory capital of $310,279,721, which is well in excess of the minimum risk-based capital requirement of $52,753,424.

The amount of retained earnings of the Company’s insurance subsidiaries available for distribution as dividends are limited by law to a percentage of the statutory unassigned surplus of each of the subsidiaries as of the previous December 31, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the state of domicile of each subsidiary. Subject to this limitation, the maximum dividend that may be paid within a 12 month period without prior approval of the insurance regulatory authorities is generally restricted to the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. At December 31, 2006, $57,701,796 was available for distribution to the Company in 2007 without prior approval.

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

Summarized financial information for the Company’s segments is as follows:

	Property and
Year ended	casualty		Parent
December 31, 2006	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 318,416,718	$ 73,198,723	$ -	$ 391,615,441

Underwriting gain	22,401,468	5,513,241	-	27,914,709
Net investment income	34,310,739	12,116,726	264,464	46,691,929
Realized investment gains	4,026,538	225,751	-	4,252,289
Other income	526,617	-	-	526,617
Interest expense	772,500	339,900	-	1,112,400
Other expenses	1,065,324	61,055	781,383	1,907,762
Income (loss) before income
tax expense (benefit)	$ 59,427,538	$ 17,454,763	$ (516,919)	$ 76,365,382

Assets	$ 925,982,451	$ 274,017,436	$ 308,492,536	$ 1,508,492,423
Eliminations	-	-	(302,723,950)	(302,723,950)
Reclassifications	-	(94,816)	485,085	390,269
Net assets	$ 925,982,451	$ 273,922,620	$ 6,253,671	$ 1,206,158,742

	Property and
Year ended	casualty		Parent
December 31, 2005	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 321,164,542	$ 94,460,204	$ -	$ 415,624,746

Underwriting gain	9,184,117	8,513,282	-	17,697,399
Net investment income	29,694,641	10,783,434	218,168	40,696,243
Realized investment gains (losses)	3,803,585	36,205	(5,625)	3,834,165
Other income	656,846	-	-	656,846
Interest expense	772,500	339,900	-	1,112,400
Other expenses	821,511	-	840,920	1,662,431
Income (loss) before income
tax expense (benefit)	$ 41,745,178	$ 18,993,021	$ (628,377)	$ 60,109,822

Assets	$ 837,933,744	$ 272,388,433	$ 262,099,903	$ 1,372,422,080
Eliminations	-	-	(258,380,998)	(258,380,998)
Reclassifications	(120,633)	-	(238,828)	(359,461)
Net assets	$ 837,813,111	$ 272,388,433	$ 3,480,077	$ 1,113,681,621

	Property and
Year ended	casualty		Parent
December 31, 2004	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 250,034,561	$ 95,443,900	$ -	$ 345,478,461

Underwriting gain (loss)	(32,261,993)	15,227,552	-	(17,034,441)
Net investment income	20,236,342	9,498,925	164,936	29,900,203
Realized investment gains	3,270,862	1,108,452	-	4,379,314
Other income	600,732	-	-	600,732
Interest expense	772,500	339,900	-	1,112,400
Other expenses	495,783	-	666,628	1,162,411
Income (loss) before income
tax expense (benefit)	$ (9,422,340)	$ 25,495,029	$ (501,692)	$ 15,570,997

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three years ended December 31, 2006, by line of insurance.

	Year ended December 31,
	2006	2005	2004
Property and casualty insurance segment
Commercial lines:
Automobile	$ 71,467,542	$ 72,417,154	$ 56,557,217
Property	61,428,919	60,284,142	45,718,321
Workers' compensation	60,393,515	61,986,051	48,161,493
Liability	69,499,230	66,030,019	49,515,505
Other	8,221,362	7,226,321	4,530,586
Total commercial lines	271,010,568	267,943,687	204,483,122

Personal lines:
Automobile	25,118,055	29,457,545	26,577,794
Property	21,656,438	23,161,197	18,519,312
Liability	631,657	602,113	454,333
Total personal lines	47,406,150	53,220,855	45,551,439
Total property and casualty insurance	$ 318,416,718	$ 321,164,542	$ 250,034,561

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$ 10,900,235	$ 19,156,254	$ 20,949,377
Property	13,087,674	16,620,046	13,613,470
Crop	4,259,551	3,969,105	4,023,854
Casualty	1,435,813	1,001,623	955,605
Marine/Aviation	2,962,231	7,224,739	11,095,736
Total pro rata reinsurance	32,645,504	47,971,767	50,638,042

Excess-of-loss reinsurance:
Property	28,071,206	30,465,005	26,855,018
Casualty	12,452,208	16,069,819	17,356,513
Surety	29,805	(46,387)	594,327
Total excess-of-loss reinsurance	40,553,219	46,488,437	44,805,858
Total reinsurance	$ 73,198,723	$ 94,460,204	$ 95,443,900

Consolidated	$ 391,615,441	$ 415,624,746	$ 345,478,461

8.	INVESTMENTS

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

The amortized cost and estimated fair value of securities held-to-maturity and available-for-sale as of December 31, 2006 and 2005 are as follows. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
December 31, 2006	cost	gains	losses	fair value
Securities held-to-maturity:
Fixed maturity securities:
U.S. treasury securities and
obligations of U.S. government
corporations and agencies	$ 4,996,845	$ 46,386	$ -	$ 5,043,231
Mortgage-backed securities	683,115	42,572	-	725,687
Total securities held-to-maturity	$ 5,679,960	$ 88,958	$ -	$ 5,768,918

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury securities and
obligations of U.S. government
corporations and agencies	$ 427,412,485	$ 329,948	$ 5,598,414	$ 422,144,019
Obligations of states and
political subdivisions	258,311,579	11,011,346	8,920	269,314,005
Mortgage-backed securities	18,316,236	880,460	93,506	19,103,190
Public utilities	6,003,305	329,532	-	6,332,837
Debt securities issued by
foreign governments	6,904,081	71,495	17,930	6,957,646
Corporate securities	97,836,950	3,309,417	491,693	100,654,674
Total fixed maturity securities	814,784,636	15,932,198	6,210,463	824,506,371

Equity securities:
Common stocks	68,589,044	35,609,868	462,732	103,736,180
Non-redeemable preferred stocks	8,500,000	291,300	-	8,791,300
Total equity securities	77,089,044	35,901,168	462,732	112,527,480
Total securities
available-for-sale	$ 891,873,680	$ 51,833,366	$ 6,673,195	$ 937,033,851

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
December 31, 2005	cost	gains	losses	fair value
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

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of December 31, 2006 and 2005, listed by length of time the securities have been in an unrealized loss position.

December 31, 2006	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	value	losses	value	losses	value	losses
U.S. Treasury
securities and
obligations of
U.S. government
corporations
and agencies	$ 78,201,617	$ 398,385	$ 304,240,856	$ 5,200,029	$ 382,442,473	$ 5,598,414
Obligations of
states and
political
subdivisions	3,042,105	8,920	-	-	3,042,105	8,920
Mortgage-backed
securities	-	-	8,037,355	93,506	8,037,355	93,506
Debt securities issued
by foreign
governments	5,887,238	17,930	-	-	5,887,238	17,930
Corporate securities	6,201,430	23,085	23,742,423	468,608	29,943,853	491,693
Subtotal, fixed
maturity securities	93,332,390	448,320	336,020,634	5,762,143	429,353,024	6,210,463
Common stocks	14,207,805	462,732	-	-	14,207,805	462,732
Total temporarily
impaired securities	$ 107,540,195	$ 911,052	$ 336,020,634	$ 5,762,143	$ 443,560,829	$ 6,673,195

December 31, 2005	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	value	losses	value	losses	value	losses
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

Unrealized losses on fixed maturity securities totaled $6,210,463 at December 31, 2006. The unrealized losses on U.S. treasury securities and government obligations, obligations of states and political subdivisions, mortgage-backed securities and debt securities issued by foreign governments were all primarily caused by an increase in interest rates. Because the Company has both the ability and intent to hold these fixed maturity securities until maturity, it was determined that the carrying value of these securities was not “other-than-temporarily” impaired at December 31, 2006.

The unrealized losses on corporate securities at December 31, 2006 include $55,572 of unrealized losses on General Motors Acceptance Corporation (GMAC) fixed maturity securities that have been in an unrealized loss position for more than twelve months, and $12,066 of unrealized losses on Sears Roebuck Acceptance Corporation fixed maturity securities that have been in an unrealized loss position for less than twelve months. These securities were downgraded to non-investment grade by credit rating agencies. The Company believes that it will collect all interest and principal payments due on these securities. Because the Company has both the ability and intent to hold these fixed maturity securities until maturity, it was determined that the carrying value of these securities was not “other-than-temporarily” impaired at December 31, 2006.

The unrealized losses on common stocks at December 31, 2006 are not concentrated in a particular sector or an individual security. The Company believes the unrealized losses are primarily due to general fluctuations in the stock markets and does not consider these securities to be “other-than-temporarily” impaired at December 31, 2006.

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value
Securities held-to-maturity:
Due in one year or less	$ 4,000,000	$ 4,033,816
Due after one year through five years	-	-
Due after five years through ten years	996,845	1,009,415
Due after ten years	-	-
Mortgage-backed securities	683,115	725,687
Totals	$ 5,679,960	$ 5,768,918

Securities available-for-sale:
Due in one year or less	$ 46,465,298	$ 46,632,528
Due after one year through five years	119,312,145	121,188,693
Due after five years through ten years	310,379,860	307,828,046
Due after ten years	320,311,097	329,753,914
Mortgage-backed securities	18,316,236	19,103,190
Totals	$ 814,784,636	$ 824,506,371

The mortgage-backed securities shown in the above tables include $1,593,938 of securities issued by government corporations and agencies. Investment yields may vary from those anticipated due to changes in the prepayment patterns of the underlying collateral.

A summary of realized investment gains and losses is as follows:

	Year ended December 31,
	2006	2005	2004
Fixed maturity securities
held-to-maturity: (1)
Gross realized investment gains	$ -	$ -	$ 9,099
Gross realized investment losses	-	-	-

Fixed maturity securities
available-for-sale: (2)
Gross realized investment gains	489,813	1,037,489	5,188,496
Gross realized investment losses	-	(5,625)	(1,576,462)

Equity securities
available-for-sale: (3)
Gross realized investment gains	7,751,897	5,245,640	2,784,039
Gross realized investment losses	(3,989,421)	(2,443,339)	(2,025,858)
Totals	$ 4,252,289	$ 3,834,165	$ 4,379,314

(1)    Investment gains realized on fixed maturity securities held-to-maturity are the result of calls and prepayments.

(2)    Investment losses realized on fixed maturity securities available-for-sale for the year ended December 31, 2004 include “other-than-temporary” impairment write-downs totaling $1,323,475 on MCI Communications Corporation bonds.

(3)    Investment losses realized on equity securities for the year ended December 31, 2006 include “other-than-temporary” impairment write-downs totaling $749,854. Of the 12 equity securities that were impaired, seven were sold and one was partially sold, producing gross realized gains of $247,109 and additional gross realized losses of $30,079 during 2006.

A summary of net investment income is as follows:

	Year ended December 31,
	2006	2005	2004
Interest on fixed maturities	$ 45,119,600	$ 38,692,057	$ 28,305,693
Dividends on equity securities	1,871,420	1,188,617	827,112
Interest on short-term investments	789,114	1,428,903	985,105
Interest on long-term investments	383,195	548,393	518,793
Fees from securities lending	41,408	47,368	104,953
Total investment income	48,204,737	41,905,338	30,741,656
Investment expenses	(1,512,808)	(1,209,095)	(841,453)
Net investment income	$ 46,691,929	$ 40,696,243	$ 29,900,203

A summary of net changes in unrealized holding gains (losses) on securities available-for-sale is as follows:

	Year ended December 31,
	2006	2005	2004
Fixed maturity securities	$ (2,566,988)	$ (11,574,684)	$ (411,813)
Applicable deferred income tax benefit	(898,447)	(4,051,140)	(144,134)
Total fixed maturity securities	(1,668,541)	(7,523,544)	(267,679)

Equity securities	8,211,019	8,123,957	9,093,037
Applicable deferred income tax benefit	2,873,858	2,843,384	3,182,563
Total equity securities	5,337,161	5,280,573	5,910,474
Total available-for-sale securities	$ 3,668,620	$ (2,242,971)	$ 5,642,795

9.	INCOME TAXES

Temporary differences between the consolidated financial statement carrying amount and tax basis of assets and liabilities that give rise to significant portions of the deferred income tax asset at December 31, 2006 and 2005 are as follows:

	Year ended December 31,
	2006	2005
Loss reserve discounting	$ 22,326,460	$ 23,436,033
Unearned premium reserve limitation	10,674,281	11,021,095
Retirement benefits	2,944,737	2,150,748
Other policyholders' funds payable	2,562,188	1,875,691
Other, net	2,692,938	2,048,690
Total deferred income tax asset	41,200,604	40,532,257
Deferred policy acquisition costs	(11,781,843)	(11,937,176)
Net unrealized holding gains on investment securities	(15,806,061)	(13,830,649)
Other, net	(1,209,559)	(1,255,063)
Total deferred income tax liability	(28,797,463)	(27,022,888)
Net deferred income tax asset	$ 12,403,141	$ 13,509,369

Based upon anticipated future taxable income and consideration of all other available evidence, management believes that it is “more likely than not” that the Company’s net deferred income tax asset will be realized.

The actual income tax expense for the years ended December 31, 2006, 2005 and 2004 differed from the “expected” tax expense for those years (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Year ended December 31,
	2006	2005	2004
Computed "expected" tax expense	$ 26,727,884	$ 21,038,438	$ 5,449,848
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(4,329,114)	(4,388,849)	(3,430,616)
Proration of tax-exempt interest and
dividends received deduction	717,217	685,417	544,317
Other, net	(297,709)	(234,229)	(177,235)
Income tax expense	$ 22,818,278	$ 17,100,777	$ 2,386,314

Comprehensive income tax expense included in the consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Year ended December 31,
	2006	2005	2004
Income tax expense (benefit) on:
Operations	$ 22,818,278	$ 17,100,777	$ 2,386,314
Change in unrealized holding gains (losses) on
investment securities	1,975,411	(1,207,756)	3,038,428
Minimum pension liability	92,688	(116,015)	-
Comprehensive income tax expense	24,886,377	15,777,006	5,424,742
Adjustment for adoption of SFAS No. 158:
Pension plans	(1,623,653)	-	-
Postretirement benefit plans	(732,595)	-	-
Income tax expense reflected in accumulated
other comprehensive income	$ 22,530,129	$ 15,777,006	$ 5,424,742

10.	SURPLUS NOTES

On December 28, 2001, three of the Company’s property and casualty insurance subsidiaries issued surplus notes totaling $25,000,000 to Employers Mutual at an annual interest rate of 5.38 percent. On June 27, 2002, the Company’s reinsurance subsidiary issued an $11,000,000 surplus note to Employers Mutual at an annual interest rate of 5.25 percent. These surplus notes do not have a maturity date. Effective April 1, 2003, all of the surplus notes were reissued at an annual interest rate of 3.09 percent. Payment of interest and repayment of principal can only be made out of each subsidiary’s statutory surplus earnings and is subject to approval by the issuing company’s state of domicile. The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the subsidiaries. Interest expense on surplus notes amounted to $1,112,400 for 2006, 2005 and 2004.

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

Employers Mutual’s pension plan covers substantially all of its employees. The plan is funded by employer contributions and provides benefits under two different formulas, depending on an employee’s age and date of service. Benefits generally vest after five years of service. It is Employers Mutual’s funding policy to make contributions that meet minimum regulatory requirements plus additional amounts as determined by management.

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

The Company adopted SFAS 158 as of December 31, 2006 (see note 1). The disclosures for 2005 and 2004 have not been changed as SFAS 158 prohibits retrospective application.

The following table sets forth the funded status of Employers Mutual’s pension and postretirement benefit plans as of December 31, 2006 and 2005, based upon a measurement date of November 1, 2006 and 2005, respectively:

	Pension plans		Postretirement benefit plans
	2006	2005	2006	2005
Change in projected benefit obligation:
Benefit obligation at beginning of year	$153,485,247	$ 140,605,466	$ 87,036,444	$ 68,945,752
Service cost	8,508,066	7,746,512	4,979,577	4,159,926
Interest cost	8,470,280	8,165,245	4,945,590	4,075,046
Actuarial (gain) loss	(3,149,071)	5,712,599	(7,241,098)	11,691,228
Benefits paid	(9,218,003)	(8,744,575)	(1,757,613)	(1,835,508)
Projected benefit obligation at end
of year	158,096,519	153,485,247	87,962,900	87,036,444

Change in plan assets:
Fair value of plan assets at beginning
of year	139,021,514	119,949,789	23,141,386	19,454,427
Actual return on plan assets	20,349,413	12,603,577	2,318,016	1,142,467
Employer contributions	27,835,275	15,212,723	5,550,000	4,380,000
Benefits paid	(9,218,003)	(8,744,575)	(1,757,613)	(1,835,508)
Fair value of plan assets at end
of year	177,988,199	139,021,514	29,251,789	23,141,386

Funded status	19,891,680	(14,463,733)	(58,711,111)	(63,895,058)
Unrecognized net actuarial loss	-	27,930,005	-	16,653,931
Unrecognized prior service costs	-	2,896,186	-	-
Employer contributions	-	-	900,000	1,350,000
Net amount recognized	$ 19,891,680	$ 16,362,458	$ (57,811,111)	$ (45,891,127)

Amounts recognized in EMC Insurance
Companies accumulated other
comprehensive income:
Net actuarial loss	$ 13,105,022	$ -	$ 7,665,183	$ -
Prior service cost	2,453,299	-	-	-
Minimum liability	-	1,049,083	-	-
	$ 15,558,321	$ 1,049,083	$ 7,665,183	$ -

The amounts recognized in the Company’s accumulated other comprehensive income as of December 31, 2006 and 2005 is as follows:

	Pension plans		Postretirement benefit plans
	2006	2005	2006	2005
Net actuarial loss	$ 2,581,385	$ -	$ 1,360,534	$ -
Prior service cost	477,290	-	-	-
Minimum liability	-	215,453	-	-
	$ 3,058,675	$ 215,453	$ 1,360,534	$ -

During 2007, the Company will amortize $60,506 of the net actuarial loss and $132,907 of the prior service cost associated with the pension plans into net periodic benefit cost. No portion of the net actuarial loss associated with the postretirement benefit plans will be amortized into net periodic benefit cost during 2007.

The accumulated benefit obligation for the pension plans amounted to $130,839,570 and $125,661,091 at December 31, 2006 and 2005, respectively.

Employers Mutual’s Supplemental Retirement Plan had an accumulated benefit obligation in excess of plan assets as of December 31, 2006 and 2005 as follows:

	Year ended December 31,
	2006	2005
Projected benefit obligation	$ 6,291,925	$ 7,083,802
Accumulated benefit obligation	3,735,518	3,668,343
Fair value of plan assets	-	-

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Year ended December 31,
	2006	2005	2004
Pension plans:
Service cost	$ 8,508,066	$ 7,746,512	$ 6,818,518
Interest cost	8,470,280	8,165,245	7,052,951
Expected return on plan assets	(10,015,275)	(8,883,028)	(6,760,528)
Recognized net actuarial loss	1,179,058	1,137,354	855,686
Amortization of prior service costs	442,887	447,455	765,825
Net periodic pension benefit costs	$ 8,585,016	$ 8,613,538	$ 8,732,452

Postretirement benefit plans:
Service cost	$ 4,979,577	$ 4,159,926	$ 3,995,555
Interest cost	4,945,590	4,075,046	3,819,081
Expected return on plan assets	(1,341,744)	(1,089,129)	(900,883)
Amortization of net loss	680,507	40,091	130,593
Net periodic postretirement benefit costs	$ 9,263,930	$ 7,185,934	$ 7,044,346

	Pension plans		Postretirement benefit plans
	2006	2005	2006	2005
Increase (decrease) in minimum liability
included in EMC Insurance Companies
other comprehensive income	$ (838,854)	$ 1,049,083	N/A	N/A

The weighted-average assumptions used to measure the benefit obligations are as follows:

	Year ended December 31,
	2006	2005
Pension plans:
Discount rate	5.75%	5.75%
Rate of compensation increase:
Defined benefit retirement plan	4.73%	4.76%
Supplemental retirement plan	4.73%	4.80%

Postretirement benefit plans:
Discount rate	5.75%	5.75%

The weighted-average assumptions used to measure the net periodic benefit cost are as follows:

	Year ended December 31,
	2006	2005	2004
Pension plans:
Discount rate	5.75%	6.00%	6.00%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase:
Defined benefit retirement plan	4.76%	4.81%	4.82%
Supplemental retirement plan	4.80%	4.80%	4.80%

Postretirement benefit plans:
Discount rate	5.75%	6.00%	6.00%
Expected long-term rate of return on plan assets	5.00%	5.00%	5.00%

The expected long-term rates of return on plan assets were developed considering actual historical results, current and expected market conditions, plan asset mix and management’s investment strategy.

	Year ended December 31,
Assumed health care cost trend rates:	2006	2005
Health care cost trend rate assumed for next year	11.00%	12.00%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

One-percentage-point
	Increase	Decrease
Effect on total of service and interest cost	$ 1,963,571	$ (1,543,249)
Effect on postretirement benefit obligation	$ 14,019,017	$ (11,249,129)

The Company’s financial statements reflect a pension asset of $7,836,958 in 2006 and $5,633,370 in 2005, and a pension liability of $1,913,986 in 2006 and $1,086,438 (including $331,468 of additional minimum liability) in 2005. Pension expense allocated to the Company amounted to $2,641,361, $2,649,234 and $2,122,425 in 2006, 2005 and 2004, respectively.

Postretirement benefit liabilities reflected in the Company’s financial statements totaled $15,786,386 in 2006 and $12,594,950 in 2005. Net periodic postretirement benefit cost allocated to the Company for the years ended December 31, 2006, 2005 and 2004 was $2,656,023, $2,050,172 and $1,583,172, respectively.

The weighted-average asset allocation of Employers Mutual’s defined benefit retirement plan as of the measurement dates of November 1, 2006 and 2005 are as follows:

	Plan assets at November 1,
Asset category:	2006	2005
Equity securities	67.0%	58.0%
Debt securities	24.0%	30.0%
Real estate	9.0%	12.0%
Total	100.0%	100.0%

Employers Mutual has retained Principal Financial Advisors, Inc. to manage the asset allocation strategy for its defined benefit retirement plan (herein referred to as Fund Selection Service). The asset allocation strategy and process of the Fund Selection Service consists of a long-term, risk-controlled approach using diversified investment options with a minimal exposure to volatile investment options like derivatives. The long-term strategy of the Fund Selection Service is foremost preserving plan assets from downside market risk, while secondarily out-performing its peers over a full market cycle. The investment process of Fund Selection Service uses a diversified allocation of equity, debt and real estate exposures that are customized to each plan’s cash flow needs.

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

The weighted-average asset allocation of Employers Mutual’s VEBA trusts that are used to fund the postretirement benefit plans as of the measurement dates of November 1, 2006 and 2005 are as follows:

	Plan assets at November 1,
Asset category:	2006	2005
Life insurance policies	37.5%	45.8%
Short-term investments	5.1%	8.4%
Equity securities	31.3%	34.5%
Debt securities	26.1%	11.3%
Total	100.0%	100.0%

Plan assets in Employers Mutual’s VEBA trusts are primarily invested in universal life insurance policies issued by EMC National Life Company, an affiliate of Employers Mutual. The assets supporting these universal life insurance policies are invested in S&P 500 mutual funds and debt securities and have a guaranteed interest rate of 4.5 percent.

Employers Mutual plans to contribute approximately $17,000,000 to the pension plan and $4,172,000 to the VEBA trusts in 2007.

The Company participates in several other retirement plans sponsored by Employers Mutual, including a 401(k) Plan and an Executive Non-Qualified Excess Plan. The Company’s share of expenses for these plans amounted to $1,409,914, $1,064,546 and $1,139,411 in 2006, 2005 and 2004, respectively.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plans over the next ten years:

		Postretirement benefits
	Pension benefits	Gross	Medicare subsidy	Net
2007	$ 13,851,353	$ 2,383,094	$ 245,780	$ 2,137,314
2008	11,873,119	2,767,832	295,638	2,472,194
2009	13,897,119	3,280,199	344,231	2,935,968
2010	14,876,119	3,828,033	414,297	3,413,736
2011	15,701,121	4,394,039	489,294	3,904,745
2012 - 2016	93,391,000	30,067,645	3,881,561	26,186,084

12.	STOCK PLANS

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

Incentive Stock Option Plans

Employers Mutual maintains two separate incentive stock option plans for the benefit of officers and key employees of Employers Mutual and its subsidiaries. A total of 1,000,000 shares have been reserved for issuance under the 1993 Employers Mutual Casualty Company Incentive Stock Option Plan (1993 Plan) and a total of 1,500,000 shares of the Company’s common stock have been reserved for the 2003 Employers Mutual Casualty Company Incentive Stock Option Plan (2003 Plan).

There is a ten year time limit for granting options under the plans. Options can no longer be granted under the 1993 Plan. Options granted under the plans have a vesting period of two, three, four or five years with options becoming exercisable in equal annual cumulative increments. Option prices cannot be less than the fair value of the common stock on the date of grant.

The Senior Executive Compensation and Stock Option Committee (the “Committee”) of Employers Mutual’s Board of Directors (the “Board”) grants the options and is the administrator of the plans. In 2004, the Company’s Board of Directors established its own Compensation Committee (the “Company Compensation Committee”) and, commencing in 2005, the Company Compensation Committee must consider and approve all stock options granted to the Company’s executive officers.

Under the terms of the pooling and quota share agreements, stock option expense is allocated to the Company’s insurance subsidiaries as determined on a statutory basis of accounting. The Company’s insurance subsidiaries reimburse Employers Mutual for their share of the statutory-basis compensation expense (equal to the excess of the fair value of the stock on the option exercise date over the option’s exercise price) associated with stock option exercises.

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method, which requires compensation expense to be recorded for all options granted after the date of adoption, as well as for existing options for which the requisite service has not been rendered as of the date of adoption. The modified-prospective method does not require restatement of prior periods to reflect the impact of SFAS 123(R). There was no initial change to net income or stockholders’ equity upon the adoption of SFAS 123(R). Under the provisions of SFAS 123(R), the Company recognized compensation expense of $178,439 (gross and net of tax) during 2006 related to the stock options granted in 2006 and the vesting of options granted in 2001 through 2005.

In accordance with IRS regulations, Employers Mutual’s incentive stock option plans include a restriction that the aggregate fair market value of common stock with respect to which stock options are exercisable for the first time by an option holder may not exceed $100,000 during any calendar year. This restriction, in effect, places a limitation on the number of stock options that can be granted to a participant during any given year. During 2006, Employers Mutual determined that there had been an oversight in the record-keeping for the incentive stock option plans which (1) resulted in the issuance of “invalid” stock options to three of the Company’s executive officers in prior years, and (2) precluded the issuance of 2006 stock option grants to these executive officers that had previously been authorized as part of their 2006 compensation arrangements. To rectify the “invalid” stock option issue, Employers Mutual entered into agreements with the three executive officers in 2006 whereby they surrendered a total of 15,647 “invalid” stock options that were still outstanding for a negotiated cash settlement. In addition, Employers Mutual purchased 10,553 shares of the Company’s common stock from one of the executive officers who had previously exercised the same number of “invalid” stock options and returned the common stock to the Company for cancellation. The Company reimbursed Employers Mutual for the original issuance price of the cancelled common stock. Additional arrangements were made to compensate the executive officers for the 2006 option grants they did not receive.

During 2006, 188,175 options were granted under the 2003 Plan to eligible participants at a price of $24.60 and 155,519 options were exercised under the plans at prices ranging from $19.96 to $36.34. A summary of the activity under Employers Mutual’s incentive stock option plans for 2006, 2005 and 2004 is as follows:

	Year ended December 31,
	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Options	price	Options	price	Options	price
Outstanding, beginning of year	733,999	$ 16.50	583,538	$ 14.34	630,615	$ 12.86
Granted	188,175	24.60	255,200	19.35	70,025	22.28
Exercised	(155,519)	12.98	(96,173)	11.10	(108,648)	11.21
Expired	(9,290)	17.90	(8,566)	15.16	(8,454)	10.03
Surrendered	(15,647)	18.58	-	-	-	-
Outstanding, end of year	741,718	$ 19.23	733,999	$ 16.50	583,538	$ 14.34

Exercisable, end of year	263,140	$ 15.26	332,459	$ 13.18	332,918	$ 12.33

The weighted average fair value of options granted in 2006, 2005 and 2004 amounted to $3.93, $4.57 and $4.44, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted-average assumptions:

	Year ended December 31,
	2006	2005	2004
Dividend yield	2.60%	3.10%	2.69%
Expected volatility	18.5% - 23.5%	26.10%	23.90%
Weighted-average volatility	22.60%	26.10%	23.90%
Risk-free interest rate	4.45% - 4.72%	4.21%	3.12%
Expected term (years)	0.25 - 6.20	6.60	5.75

The expected term of the options granted in 2006 was estimated using historical data that was adjusted to remove the effect of option exercises prior to the normal vesting period due to the retirement of the option holder. The expected term of options granted to individuals who are, or will be, eligible to retire prior to the completion of the normal vesting period has been adjusted to reflect the potential accelerated vesting period. This produced a weighted-average expected term of 3.63 years.

The expected volatility in the price of the underlying shares for the 2006 option grant was computed by using the historical average high and low monthly prices of the Company’s common stock for a period covering 6.25 years, which approximates the average term of the options and produced an expected volatility of 23.5 percent. The expected volatility of options granted to individuals who are, or will be, eligible to retire prior to the completion of the normal vesting period was computed by using the historical average high and low daily, weekly, or monthly prices for the period approximating the expected term of those options. This produced expected volatility ranging from 18.5 percent to 22.9 percent.

At December 31, 2006, the Company’s portion of the unrecognized compensation cost associated with option awards issued under Employers Mutual’s incentive stock option plans that are not currently vested was $433,482, with a 1.72 year weighted-average period over which the compensation expense is expected to be recognized. A summary of non-vested option activity under Employers Mutual’s incentive stock option plans for 2006, 2005 and 2004 is as follows:

	Year ended December 31,
	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		average		average		average
		grant-date		grant-date		grant-date
	Options	fair value	Options	fair value	Options	fair value
Non-vested, beginning of year	401,540	$ 4.19	250,620	$ 2.97	280,655	$ 2.14
Granted	188,175	3.93	255,200	4.57	70,025	4.44
Vested	(97,490)	3.94	(104,280)	2.19	(100,060)	1.68
Surrendered	(13,647)	4.47	-	-	-	-
Non-vested, end of year	478,578	$ 4.13	401,540	$ 4.19	250,620	$ 2.97

The Company’s portion of the total intrinsic value of options exercised under Employers Mutual’s incentive stock option plans was $663,524, $245,441 and $293,583 in 2006, 2005 and 2004, respectively. As stated earlier, under the terms of the pooling and quota share agreements these amounts were paid to Employers Mutual and the Company received the full fair value for all shares issued under these plans. The Company’s portion of the total fair value of options that vested in 2006, 2005, and 2004 was $178,439, $117,710 and $32,373, respectively. Additional Information relating to options outstanding and options vested (exercisable) at December 31, 2006 is as follows:

	December 31, 2006
		Weighted-		Weighted-
		average	Aggregate	average
		exercise	intrinsic	remaining
	Options	price	value	term
Options outstanding	741,718	$ 19.23	$ 10,992,100	7.01
Options exercisable	263,140	$ 15.26	$ 4,944,990	4.79

Employers Mutual’s incentive stock option plans do not generate tax deductions for the Company. Therefore, no cash flow effects have resulted from the application of the provisions of SFAS 123(R) on share-based payment arrangements. The income tax benefit that results from disqualifying dispositions is deemed immaterial.

Employee Stock Purchase Plan

A total of 500,000 shares of the Company’s common stock have been reserved for issuance under the Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan. Any employee who is employed by Employers Mutual or its subsidiaries on the first day of the month immediately preceding any option period is eligible to participate in the plan. Participants pay 85 percent of the fair market value of the stock on the date of purchase. The plan is administered by the Board of Employers Mutual and the Board has the right to amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options. Expenses allocated to the Company in connection with this plan totaled $14,724, $14,062 and $9,752 in 2006, 2005 and 2004, respectively.

During 2006, a total of 9,769 options were exercised at prices of $30.47 and $32.69. Activity under the plan was as follows:

	Year ended December 31,
	2006	2005	2004
Shares available for purchase, beginning of year	258,218	274,791	288,322
Shares purchased under plan	(9,769)	(16,573)	(13,531)
Shares available for purchase, end of year	248,449	258,218	274,791

Non-Employee Director Stock Option Plan

A total of 200,000 shares of the Company’s common stock have been reserved for issuance under the 2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan. All non-employee directors of Employers Mutual and its subsidiaries and affiliates who are not serving on the “Disinterested Director Committee” of the Board of Employers Mutual as of the beginning of an option period are eligible to participate in the plan. Each eligible director can purchase shares of common stock at 75 percent of the fair value of the stock on the option exercise date in an amount equal to a minimum of 25 percent to a maximum of 100 percent of their annual cash retainer. The plan will continue through the option period for options granted at the 2012 annual meetings. The plan is administered by the Disinterested Director Committee of the Board. The Board may amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options. Expenses allocated to the Company in connection with these plans totaled $9,495, $12,893 and $4,080 in 2006, 2005 and 2004, respectively.

During 2006, a total of 899 options were exercised at prices ranging from $29.77 to $34.91. Activity under the plan was as follows:

	Year ended December 31,
	2006	2005	2004
Shares available for purchase, beginning of year	187,409	196,797	198,156
Shares purchased under plan	(899)	(9,388)	(1,359)
Shares available for purchase, end of year	186,510	187,409	196,797

Dividend Reinvestment Plan

The Company maintains a dividend reinvestment and common stock purchase plan which provides stockholders with the option of reinvesting cash dividends in additional shares of the Company’s common stock. Participants may also purchase additional shares of common stock without incurring broker commissions by making optional cash contributions to the plan and may sell shares of common stock through the plan. Employers Mutual participated in the Dividend Reinvestment Plan in the first two quarters of 2004 and reinvested 50 percent of its dividends in additional shares of the Company’s common stock. Due to its participation in the Company’s 2004 stock offering, Employers Mutual discontinued its participation in the plan as of the third quarter of 2004. Activity under the plan was as follows:

	Year ended December 31,
	2006	2005	2004
Shares available for purchase, beginning of year	201,034	208,820	271,838
Shares purchased under plan	(5,408)	(7,786)	(63,018)
Shares available for purchase, end of year	195,626	201,034	208,820

Range of purchase prices	$20.28	$16.95	$18.75
	to	to	to
	$35.34	$20.97	$24.97

Stock Purchase Plan

During the second quarter of 2005 Employers Mutual initiated a $15 million stock purchase program under which Employers Mutual will purchase shares of the Company’s common stock in the open market. This purchase program does not have an expiration date. The timing and terms of the purchases are determined by management based on market conditions and are conducted in accordance with the applicable rules of the Securities and Exchange Commission. During 2005, Employers Mutual purchased 497,348 shares of the Company’s common stock under this plan at an average cost of $17.97 per share. No purchases were made during 2006.

Stock Appreciation Right (SAR) agreement

On October 19, 2006, Employers Mutual entered into a stock appreciation rights (SAR) agreement with the Company’s Executive Vice President and Chief Operating Officer (Mr. Murray). This SAR agreement is a substitute for a stock option grant Mr. Murray was initially authorized to receive as part of his 2006 compensation arrangement, but was not issued to him due to certain limitations contained in Employers Mutual’s incentive stock option plan. The grant-date fair value of this award was $546,300. Because the SAR agreement will be settled in cash, it is considered to be a liability-classified award under SFAS 123(R). As a result, the value of this agreement must be re-measured at fair value at each financial statement reporting date. The fair value of this agreement at December 31, 2006 was $662,850 ($198,855 as the Company’s portion from the pool). Subsequent changes in the fair value of this agreement will be reflected as compensation expense until the agreement is ultimately settled in 2016. The full value of this agreement was expensed in 2006 because Mr. Murray is currently eligible for retirement and is entitled to keep the award at retirement. As a result, the award does not have any subsequent service requirements.

13.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value for fixed maturities, equity securities and short-term investments is based on quoted market prices, where available, or on values obtained from independent pricing services (see note 8).

The fair value of the surplus notes is estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rate for a similar liability.

Other long-term investments, consisting primarily of holdings in limited partnerships and limited liability companies, are valued by the various fund managers. In management’s opinion, these values reflect fair value at December 31, 2006.

The estimated fair value of the Company’s financial instruments is summarized below.

	Carrying	Estimated
	amount	fair value
December 31, 2006
Assets:
Fixed maturity securities:
Held-to-maturity	$ 5,679,960	$ 5,768,918
Available-for-sale	824,506,371	824,506,371
Equity securities available-for-sale	112,527,480	112,527,480
Short-term investments	58,053,337	58,053,337
Other long-term investments	552,202	552,202
Liabilities:
Surplus notes	36,000,000	41,882,936

December 31, 2005
Assets:
Fixed maturity securities:
Held-to-maturity	$ 19,794,406	$ 20,179,208
Available-for-sale	795,056,093	795,056,093
Equity securities available-for-sale	93,343,172	93,343,172
Short-term investments	37,345,456	37,345,456
Other long-term investments	4,269,566	4,269,566
Liabilities:
Surplus notes	36,000,000	41,359,854

14.	LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014. Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2017. All lease costs are included as expenses under the pooling agreement, after allocation of the portion of these expenses to the subsidiaries that do not participate in the pool. The following table reflects the lease commitments of the Company as of December 31, 2006.

Payments due by period
		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
Lease commitments
Real estate operating leases	$ 7,788,869	$ 1,375,750	$ 2,338,964	$ 2,025,231	$ 2,048,924

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business. Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in that state. Many states allow assessments to be recovered through premium tax offsets. Estimated guaranty fund assessments of $1,450,944 and $1,493,325 and related premium tax offsets of $928,623 and $729,375 have been accrued as of December 31, 2006 and 2005, respectively. The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments. The participants in the pooling agreement are also subject to second-injury fund assessments which are designed to encourage employers to employ a worker with a pre-existing disability. Estimated second-injury fund assessments of $1,768,799 and $1,871,969 have been accrued as of December 31, 2006 and 2005, respectively. The second-injury fund assessment accruals are based on projected loss payments. The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions. The Company’s share of loss reserves eliminated by the purchase of these annuities was $1,779,009 at December 31, 2006. The Company has a contingent liability of $1,779,009 should the issuers of these annuities fail to perform under the terms of the annuity. All of the issuing companies maintain strong financial ratings, therefore the Company believes the likelihood of failure of any of the issuing companies is remote. The Company’s share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries’ aggregate policyholders’ surplus.

The Company and Employers Mutual and its other subsidiaries are parties to numerous lawsuits arising in the normal course of the insurance business. The Company believes that the resolution of these lawsuits will not have a material adverse effect on its financial condition or its results of operations. The companies involved have established reserves which are believed adequate to cover any potential liabilities arising out of all such pending or threatened proceedings.

15.	UNAUDITED INTERIM FINANCIAL INFORMATION

Three months ended,
	March 31	June 30	September 30	December 31
2006
Total revenues	$ 109,224,079	$ 111,998,575	$ 105,868,671	$ 115,994,951
Income before income
tax expense	$ 28,158,769	$ 16,505,517	$ 15,328,231	$ 16,372,865
Income tax expense	8,894,910	4,690,991	4,353,767	4,878,610
Net income	$ 19,263,859	$ 11,814,526	$ 10,974,464	$ 11,494,255
Net income per share
- basic and diluted*	$ 1.41	$ 0.86	$ 0.80	$ 0.84

2005
Total revenues	$ 111,050,318	$ 115,383,557	$ 115,322,478	$ 119,055,647
Income before income
tax expense	$ 14,585,434	$ 6,349,243	$ 11,211,216	$ 27,963,929
Income tax expense	4,082,838	1,188,585	2,882,495	8,946,859
Net income	$ 10,502,596	$ 5,160,658	$ 8,328,721	$ 19,017,070
Net income per share
- basic and diluted*	$ 0.77	$ 0.38	$ 0.61	$ 1.40

2004
Total revenues	$ 91,209,265	$ 94,296,170	$ 96,455,388	$ 98,397,887
Income (loss) before income
tax expense (benefit)	$ 12,363,360	$ 3,775,979	$ 1,641,750	$ (2,210,092)
Income tax expense (benefit)	4,014,265	310,043	(216,710)	(1,721,284)
Net income (loss)	$ 8,349,095	$ 3,465,936	$ 1,858,460	$ (488,808)
Net income (loss) per share
- basic and diluted*	$ 0.72	$ 0.30	$ 0.16	$ (0.04)

* Since the weighted-average number of shares outstanding for the quarters are calculated independently of the weighted-average number of shares outstanding for the year, quarterly net income (loss) per share may not total to annual net income (loss) per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

The Board of Directors and Stockholders

EMC Insurance Group Inc.:

We have audited the consolidated financial statements of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated March 13, 2007 (included elsewhere in this Annual Report on Form 10-K). Our audits also include the financial statement schedules listed in Item 15(a)2 of this Annual Report on Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Des Moines, Iowa
March 13, 2007

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule I – Summary of Investments-

Other than Investments in Related Parties

December 31, 2006

			Amount at
			which shown
			in the
Type of investment	Cost	Fair value	balance sheet

Securities held-to-maturity:
Fixed maturity securities:
United States Government and
government agencies and authorities	$ 4,996,845	$ 5,043,231	$ 4,996,845
Mortgage-backed securities	683,115	725,687	683,115
Total fixed maturity securities	5,679,960	5,768,918	5,679,960

Securities available-for-sale:
Fixed maturitiy securities:
United States Government and
government agencies and authorities	427,412,485	422,144,019	422,144,019
States, municipalities and political
subdivisions	258,311,579	269,314,005	269,314,005
Mortgage-backed securities	18,316,236	19,103,190	19,103,190
Public utilities	6,003,305	6,332,837	6,332,837
Debt securities issued by foreign governments	6,904,081	6,957,646	6,957,646
Corporate securities	97,836,950	100,654,674	100,654,674
Total fixed maturity securities	814,784,636	824,506,371	824,506,371

Equity securities:
Common stocks:
Banks, trusts and insurance companies	17,717,263	32,389,720	32,389,720
Industrial, miscellaneous and all others	50,871,781	71,346,460	71,346,460
Non-redeemable preferred stocks	8,500,000	8,791,300	8,791,300
Total equity securities	77,089,044	112,527,480	112,527,480

Other long-term investments	552,202	552,202	552,202

Short-term investments	58,053,337	58,053,337	58,053,337
Total investments	$ 956,159,179	$ 1,001,408,308	$ 1,001,319,350

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant

Condensed Balance Sheets

	December 31,
	2006	2005
ASSETS
Investment in common stock of subsidiaries
(equity method)	$ 302,723,950	$ 258,380,998
Fixed maturity investments:
Securities available-for-sale, at fair value	993,594	992,344
Short-term investments	4,962,277	2,349,347
Cash	84,795	126,113
Accrued investment income	29,841	9,593
Income taxes recoverable	180,922	238,828
Deferred income taxes	2,242	2,680
Total assets	$ 308,977,621	$ 262,099,903

LIABILITIES
Accounts payable	$ 170,923	$ 213,217
Indebtedness to related party	512,376	3,523
Total liabilities	683,299	216,740

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized
20,000,000 shares; issued and outstanding,
13,741,663 shares in 2006 and 13,642,705
shares in 2005	13,741,663	13,642,705
Additional paid-in capital	107,016,563	104,800,407
Accumulated other comprehensive income	24,934,903	25,470,039
Retained earnings	162,601,193	117,970,012
Total stockholders' equity	308,294,322	261,883,163
Total liabilities and stockholders' equity	$ 308,977,621	$ 262,099,903

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant, Continued

Condensed Statements of Income

	Year ended December 31,
	2006	2005	2004
REVENUES
Dividends received from subsidiaries	$ 9,005,096	$ 5,695,507	$ 7,028,641
Investment income	264,464	218,168	164,936
Realized investment losses	-	(5,625)	-
	9,269,560	5,908,050	7,193,577

Operating expenses	781,383	840,920	666,628

Income before income tax benefit and equity in
undistributed net income of subsidiaries	8,488,177	5,067,130	6,526,949

Income tax benefit	(180,027)	(220,793)	(175,591)

Income before equity in undistributed net income
of subsidiaries	8,668,204	5,287,923	6,702,540

Equity in undistributed net income of subsidiaries	44,878,900	37,721,122	6,482,143

Net income	$ 53,547,104	$ 43,009,045	$ 13,184,683

Condensed Statements of Comprehensive Income

	Year ended December 31,
	2006	2005	2004

Net income	$ 53,547,104	$ 43,009,045	$ 13,184,683

Other Comprehensive Income:
Change in unrealized holding gains on investment
securities, net of deferred income tax expense	6,432,608	249,236	8,483,435

Reclassification adjustment for realized investment
gains included in net income, net of
income tax expense	(2,763,988)	(2,492,207)	(2,840,640)

Adjustment for minimum liability associated with
Employers Mutual's supplemental retirement plan,
net of deferred income tax expense (benefit)	172,135	(215,453)	-

Other comprehensive income (loss)	3,840,755	(2,458,424)	5,642,795

Total comprehensive income	$ 57,387,859	$ 40,550,621	$ 18,827,478

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant, Continued

Condensed Statements of Cash Flows

	Year ended December 31,
	2006	2005	2004

Net cash provided by operating activities	$ 9,350,860	$ 5,264,193	$ 6,910,340

Cash flows from investing activities
Maturities of fixed maturity
securities available-for-sale	-	2,000,000	-
Purchases of fixed maturity
securities available-for-sale	-	(1,000,000)	(1,500,000)
Net sales (purchases) of
short-term investments	(2,612,930)	913,520	505,560
Capital contribution to subsidiaries	-	-	(34,890,085)
Net cash provided by
(used in) investing activities	(2,612,930)	1,913,520	(35,884,525)

Cash flows from financing activities
Balances resulting from related party transactions
with Employers Mutual:
Issuance of common stock through Employers
Mutual's incentive stock option plans	2,353,287	1,406,874	1,531,860
Redemption of common stock that was
invalidly issued through Employers Mutual's
incentive stock option plans	(216,612)	-	-
Dividends paid to Employers Mutual	(5,058,528)	(4,596,127)	(5,292,178)
Dividends paid to Employers Mutual
(reimbursement for non-GAAP expense)	-	(245,441)	(293,583)

Dividends paid to public stockholders	(3,857,395)	(3,705,796)	(1,941,181)
Issuance of common stock through
follow-on stock offering	-	-	34,890,085
Net cash (used in) provided by
financing activities	(6,779,248)	(7,140,490)	28,895,003

Net increase (decrease) in cash	(41,318)	37,223	(79,182)
Cash at beginning of year	126,113	88,890	168,072

Cash at end of year	$ 84,795	$ 126,113	$ 88,890

Income taxes received	$ 237,933	$ 165,020	$ 414,477
Interest paid	$ 7,263	$ -	$ -

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule III – Supplementary Insurance Information

For Years Ended December 31, 2006, 2005 and 2004

							Amortization
	Deferred	Loss and				Losses and	of deferred
	policy	settlement			Net	settlement	policy	Other
	acquisition	expense	Unearned	Premium	investment	expenses	acquisition	underwriting	Premiums
Segment	costs	reserves	premiums	revenue	income	incurred	costs	expenses	written

Year ended December 31, 2006
Property and casualty insurance	$ 31,445,172	$ 409,857,118	$ 144,564,140	$ 318,416,718	$ 34,310,739	$ 178,305,327	$ 71,708,560	$ 37,337,648	$ 319,984,030
Reinsurance	2,217,236	138,690,864	11,089,659	73,198,723	12,116,726	50,147,165	14,856,471	2,681,846	66,268,178
Parent company	-	-	-	-	264,464	-	-	-	-
Consolidated	$ 33,662,408	$ 548,547,982	$ 155,653,799	$ 391,615,441	$ 46,691,929	$ 228,452,492	$ 86,565,031	$ 40,019,494	$ 386,252,208

Year ended December 31, 2005
Property and casualty insurance	$ 30,322,705	$ 409,342,130	$ 142,676,562	$ 321,164,542	$ 29,694,641	$ 197,900,156	$ 72,765,822	$ 33,773,900	$ 350,645,907
Reinsurance	3,783,512	134,708,931	18,016,726	94,460,204	10,783,434	60,026,337	19,635,071	6,285,514	92,588,093
Parent company	-	-	-	-	218,168	-	-	-	-
Consolidated	$ 34,106,217	$ 544,051,061	$ 160,693,288	$ 415,624,746	$ 40,696,243	$ 257,926,493	$ 92,400,893	$ 40,059,414	$ 443,234,000

Year ended December 31, 2004
Property and casualty insurance	$ 23,763,927	$ 309,972,237	$ 111,700,528	$ 250,034,561	$ 20,236,342	$ 196,460,047	$ 55,746,217	$ 25,612,121	$ 254,266,763
Reinsurance	4,176,656	119,705,065	19,888,837	95,443,900	9,498,925	53,346,163	19,698,620	7,171,565	97,637,066
Parent company	-	-	-	-	164,936	-	-	-	-
Consolidated	$ 27,940,583	$ 429,677,302	$ 131,589,365	$ 345,478,461	$ 29,900,203	$ 249,806,210	$ 75,444,837	$ 32,783,686	$ 351,903,829

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule IV – Reinsurance

For Years Ended December 31, 2006, 2005 and 2004

		Ceded to	Assumed		Percentage of
	Gross	other	from other	Net	amount
	amount	companies	companies	amount	assumed to net
Year ended December 31, 2006:
Consolidated earned premiums	$ 188,426,941	$ 214,577,491	$ 417,765,991	$ 391,615,441	106.7%

Year ended December 31, 2005:
Consolidated earned premiums	$ 186,933,086	$ 210,850,115	$ 439,541,775	$ 415,624,746	105.8%

Year ended December 31, 2004:
Consolidated earned premiums	$ 197,051,604	$ 215,111,924	$ 363,538,781	$ 345,478,461	105.2%

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule VI – Supplemental Information Concerning

Property-Casualty Insurance Operations

For Years Ended December 31, 2006, 2005 and 2004

	Deferred	Reserves for	Discount, if
	policy	losses and	any, deducted			Net
	acquisition	settlement	from	Unearned	Earned	investment
	costs	expenses	reserves	premiums	premiums	income

Year ended December 31, 2006:	$ 33,662,408	$ 548,547,982	$ -	$ 155,653,799	$ 391,615,441	$ 46,427,465

Year ended December 31, 2005:	$ 34,106,217	$ 544,051,061	$ -	$ 160,693,288	$ 415,624,746	$ 40,478,075

Year ended December 31, 2004:	$ 27,940,583	$ 429,677,302	$ -	$ 131,589,365	$ 345,478,461	$ 29,735,267

	Losses and settlement		Amortization of
	expenses incurred related to		deferred policy	Paid losses
	Current	Prior	acquisition	and settlement	Premiums
	year	year	costs	expenses	written

Year ended December 31, 2006:	$ 270,368,747	$ (41,916,255)	$ 86,565,031	$ 217,103,853	$ 386,252,208

Year ended December 31, 2005:	$ 273,334,396	$ (15,407,903)	$ 92,400,893	$ 239,663,275	$ 443,234,000

Year ended December 31, 2004:	$ 229,667,776	$ 20,138,434	$ 75,444,837	$ 198,603,715	$ 351,903,829

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

The report called for by Item 308(a) of Regulation S-K is included in “Management’s Report on Internal Control Over Financial Reporting,” under Part II, Item 8 of this report.

The attestation report called for by Item 308(b) of Regulation S-K is included in “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” under Part II, Item 8 of this report.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 regarding the Company’s executive officers is included in “Executive Officers of the Company” under Part I, Item 1 of this report.

The information required by Item 10 regarding the audit committee financial expert and the members of the Company’s Audit Committee of the Board of Directors is incorporated by reference from the information under the caption “Information about the Board of Directors and its Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2007.

The information required by Item 10 regarding the Company’s directors is incorporated by reference from the information under the captions “Election of Directors” and “Security Ownership of Management and Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2007.

The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership, Compliance Information” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2007.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is posted on the Investor Relations section of the Company’s internet website found at www.emcinsurance.com. In the event that the Company makes any amendments to, or grants any waivers from, a provision of the ethics policy that requires disclosure under applicable Securities and Exchange Commission rules, the Company intends to disclose such amendments or waivers and the reasons therefore on its website.

ITEM 11.	EXECUTIVE COMPENSATION.

See the information under the captions “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 24, 2007, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

See the information under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management and Directors” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 24, 2007, which information is incorporated herein by reference.

Information regarding securities authorized for issuance under equity compensation plans appears in Item 5 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See the information under the captions “Certain Relationships and Related Persons Transactions” and “Election of Directors” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 24, 2007, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

See the information under the caption “Independent Registered Public Accounting Firm’s Fees” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 24, 2007, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Financial Statements and Schedules

1.	Financial Statements
		Page
	Management’s Report on Internal Control Over Financial Reporting	93
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	94
	Report of Independent Registered Public Accounting Firm	95
	Consolidated Balance Sheets, December 31, 2006 and 2005	96
	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004	98
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004	99
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004	100
	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	101
	Notes to Consolidated Financial Statements	103

2.	Schedules
	Report of Independent Registered Public Accounting Firm on Schedules	136
	Schedule I – Summary of Investments – Other Than Investments in Related Parties	137
	Schedule II – Condensed Financial Information of Registrant	138
	Schedule III – Supplementary Insurance Information	141
	Schedule IV - Reinsurance	142
	Schedule VI – Supplemental Information Concerning Property-Casualty Insurance Operations	143

All other schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in the notes to the consolidated financial statements or are not significant in amount.

3.	Management contracts and compensatory plan arrangements

	Exhibit 10(b).	Senior Executive Compensation Bonus Program for 2006.
	Exhibit 10(d).	Deferred Bonus Compensation Plans.
	Exhibit 10(e).	2006 Executive Contingent Salary Plan – EMC Reinsurance Company.
	Exhibit 10(g).	Employers Mutual Casualty Company Non-Employee Directors’ Post-Service Benefits Plan.
	Exhibit 10(h).	Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan.
	Exhibit 10(i)	1993 Employers Mutual Casualty Company Incentive Stock Option Plan, as amended.
	Exhibit 10(j).	2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan, as amended.
	Exhibit 10(k).	Employers Mutual Casualty Company Supplemental Retirement Plan.
	Exhibit 10(l).	Executive and Directors Option It Plan.
	Exhibit 10(m).	The Board and Executive Non-Qualified Excess Plan, as amended and restated.
	Exhibit 10(n).	2003 Employers Mutual Casualty Company Incentive Stock Option Plan.
	Exhibit 10(o).	Severance and Release Agreement between Employers Mutual Casualty Company and David O. Narigon.
	Exhibit 10(p)	Summary of 2006 base salary compensation for the Company’s named executive officers.
	Exhibit 10(q)	Summary of 2006 compensation for the Company’s non-employee directors.

(b)	Exhibits

3.	Articles of incorporation and by-laws:

	(a)	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S-1, Registration No. 333-117406.)

	(b)	By-Laws of the Company, as amended.

10.	Material contracts.

(a)

Restated Quota Share Reinsurance Retrocessional Agreement between Employers Mutual Casualty Company and EMC Reinsurance Company, effective January 1, 2006. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K on January 5, 2006.)

	(b)	Senior Executive Compensation Bonus Program for 2006 (Incorporated by reference to Exhibit 99 filed with the Company’s Form 8-K on March 9, 2006.)

(c)

EMC Insurance Companies reinsurance pooling agreements between Employers Mutual Casualty Company and certain of its affiliated companies, as amended. (Incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form S-1, Amendment No. 2, Registration No. 333-117406.)

	(d)	Deferred Bonus Compensation Plans. (Incorporated by reference to the Company’s Form 10-K for the calendar year ended December 31, 2004.)

	(e)	2006 Executive Contingent Salary Plan – EMC Reinsurance Company.

	(f)	EMC Insurance Group Inc. Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan. (Incorporated by reference to Registration No. 33-34499.)

	(g)	Employers Mutual Casualty Company Non-Employee Directors’ Post-Service Benefits Plan. (Incorporated by reference to the Company’s Form 10-K for the calendar year ended December 31, 2005.)

	(h)	Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan. (Incorporated by reference to Registration No. 33-49335.)

	(i)	1993 Employers Mutual Casualty Company Incentive Stock Option Plan, as amended. (Incorporated by reference to Registration Nos. 33-49337 and 333-45279.)

	(j)	2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan, as amended. (Incorporated by reference to the Company’s Form 10-K for the calendar year ended December 31, 2005.)

	(k)	Employers Mutual Casualty Company Supplemental Retirement Plan. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K on October 4, 2005.)

	(l)	Executive and Directors Option It Plan. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K on October 4, 2005.)

	(m)	The Board and Executive Non-Qualified Excess Plan, as amended and restated.

	(n)	2003 Employers Mutual Casualty Company Incentive Stock Option Plan. (Incorporated by reference to Registration No. 333-103722 and 333-128315.)

	(o)	Severance and Release Agreement between Employers Mutual Casualty Company and David O. Narigon. (Incorporated by reference to Exhibit 99 filed with the Company’s Form 8-K on March 2, 2005.)

	(p)	Summary of 2006 base salary compensation for the Company’s named executive officers. (Incorporated by reference to the Company’s Form 8-K filed on March 9, 2006.)

	(q)	Summary of 2006 compensation for the Company’s non-employee directors. (Incorporated by reference to the Company’s Form 8-K filed on March 8, 2006.)

	(r)	Surplus Note – EMCASCO Insurance Company.

	(s)	Surplus Note – Illinois EMCASCO Insurance Company.

	(t)	Surplus Note – Dakota Fire Insurance Company.

	(u)	Surplus Note – EMC Reinsurance Company.

21.	Subsidiaries of the Registrant.

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

(c)	Financial statements required by Regulation S-X which are excluded from the Annual Report to Stockholders by rule 14a-3(b)(1).

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2007.

EMC INSURANCE GROUP INC.

/s/ Bruce G. Kelley
Bruce G. Kelley
President and Chief Executive Officer

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2007.

/s/ Mark E. Reese
Margaret A. Ball*
Director

/s/ Mark E. Reese
George C. Carpenter III*
Director

/s/ Mark E. Reese
David J. Fisher*
Director

/s/ Bruce G. Kelley
Bruce G. Kelley
Director

/s/ Mark E. Reese
George W. Kochheiser*
Chairman of the Board

/s/ Mark E. Reese
Raymond A. Michel*
Director

/s/ Mark E. Reese
Fredrick A. Schiek*
Director

/s/ Mark E. Reese
Joanne L. Stockdale*
Director

* by power of attorney

EMC Insurance Group Inc. and Subsidiaries

Index to Exhibits

Exhibit number	Item	Page number

3 (b)	By-Laws of the Company, as amended.	151

10 (e)	2006 Executive Contingent Salary Plan – EMC Reinsurance Company.	162

10 (m)	The Board and Executive Non-Qualified Excess Plan, as amended and restated.	164

10 (r)	Surplus Note – EMCASCO Insurance Company.	193

10 (s)	Surplus Note – Illinois EMCASCO Insurance Company.	195

10 (t)	Surplus Note – Dakota Fire Insurance Company.	197

10 (u)	Surplus Note – EMC Reinsurance Company.	199

21	Subsidiaries of the Registrant.	201

23	Consent of Independent Registered Public Accounting Firm.	202

24	Power of Attorney.	203

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	204

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	205

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	206

32.2	Certification of the Senior Vice President and Chief Financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	207