Form 10-K/A
period 2006-12-31
EMC INSURANCE GROUP INC
filed 2007-03-20
CIK 356130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

EMC Insurance Group Inc. is filing this amendment on Form 10-K/A to correct a document conversion error affecting the Consolidated Statements of Cash Flow included in the original filing’s Part II - Item 8. All information contained in this amendment is as of March 15, 2007, the filing date of the Company’s original Annual Report on Form 10-K.

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
Adjustments to reconcile net income to net cash
provided by operating activities:
Balances resulting from related party transactions
with Employers Mutual:
Losses and settlement expenses	4,496,921	28,615,240	55,894,386
Unearned premiums	(5,039,489)	(1,545,302)	6,756,758
Other policyholders' funds	1,961,420	1,751,700	1,435,215
Indebtedness to related party	(1,277,978)	13,840,481	3,883,730
Employee retirement plans	(4,651,920)	(827,923)	(2,885,657)
Reinsurance receivables	8,566,518	(13,115,515)	(4,595,569)
Prepaid reinsurance premiums	38,262	(144,795)	(385,448)
Commission payable	357,467	(4,136,359)	2,594,243
Deferred policy acquisition costs	443,809	353,101	(1,202,799)
Stock-based compensation plans	377,294	-	-
Other, net	252,985	1,567,742	(629,924)

Accrued investment income	(430,768)	(2,206,754)	(904,640)
Accrued income tax:
Current	(7,533,451)	9,044,001	(6,179,985)
Deferred	1,394,377	(2,681,405)	(2,197,191)
Realized investments gains	(4,252,289)	(3,834,165)	(4,379,314)
Accounts receivable	6,549	5,241	162,587
Amortization of premium/discount on
fixed maturity securities	757,287	928,373	243,378
	(4,533,006)	27,613,661	47,609,770
Cash provided by the change in the property
and casualty insurance subsidiaries' aggregate
pool participation percentage	-	107,801,259	-
Net cash provided by operating activities	$ 49,014,098	$ 178,423,965	$ 60,794,453

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year ended December 31,
	2006	2005	2004
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities
held-to-maturity	$ 14,100,900	$ 9,388,335	$ 20,635,775
Purchases of fixed maturity securities
available-for-sale	(122,681,124)	(581,405,192)	(830,263,629)
Disposals of fixed maturity securities
available-for-sale	90,409,930	394,555,437	737,364,629
Purchases of equity securities
available-for-sale	(58,996,632)	(49,154,777)	(52,518,206)
Disposals of equity securities
available-for-sale	51,785,819	45,430,758	32,685,028
Purchases of other long-term investments	(300,000)	(1,049,129)	(3,078,000)
Disposals of other long-term investments	4,017,364	2,329,656	2,285,926
Net (purchases) sales of short-term investments	(20,707,881)	8,893,397	17,329,211
Net cash used in investing activities	(42,371,624)	(171,011,515)	(75,559,266)

CASH FLOWS FROM FINANCING ACTIVITIES
Balances resulting from related party transactions
with Employers Mutual:
Issuance of common stock through Employers
Mutual's incentive stock option plans	2,353,287	1,406,874	1,531,860
Redemption of common stock that was
invalidly issued through Employers Mutual's
incentive stock option plans	(216,612)	-	-
Dividends paid to Employers Mutual	(5,058,528)	(4,596,127)	(5,292,178)
Dividends paid to Employers Mutual
(reimbursement for non-GAAP expense)	-	(245,441)	(293,583)

Dividends paid to public stockholders	(3,857,395)	(3,705,796)	(1,941,181)
Issuance of common stock through follow-on
stock offering	-	-	34,890,085
Net cash (used in) provided by
financing activities	(6,779,248)	(7,140,490)	28,895,003

NET (DECREASE) INCREASE IN CASH	(136,774)	271,960	14,130,190
Cash at the beginning of the year	333,048	61,088	(14,069,102)

Cash at the end of the year	$ 196,274	$ 333,048	$ 61,088

Income taxes paid	$ 28,957,352	$ 10,738,181	$ 10,957,163
Interest paid	$ 1,119,663	$ 1,118,413	$ 884,310

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2007.

EMC INSURANCE GROUP INC.

/s/ Bruce G. Kelley
Bruce G. Kelley
President and Chief Executive Officer

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 2007.

/s/ Mark E. Reese
Margaret A. Ball*
Director

/s/ Mark E. Reese
George C. Carpenter III*
Director

/s/ Mark E. Reese
David J. Fisher*
Director

/s/ Bruce G. Kelley
Bruce G. Kelley
Director

/s/ Mark E. Reese
George W. Kochheiser*
Chairman of the Board

/s/ Mark E. Reese
Raymond A. Michel*
Director

/s/ Mark E. Reese
Fredrick A. Schiek*
Director

/s/ Mark E. Reese
Joanne L. Stockdale*
Director

* by power of attorney

EMC Insurance Group Inc. and Subsidiaries

Index to Exhibits

Exhibit number	Item	Page number

23	Consent of Independent Registered Public Accounting Firm.	46

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	47

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	48

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	49

32.2	Certification of the Senior Vice President and Chief Financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	50