Form 10-Q
period 2007-03-31
EMC INSURANCE GROUP INC
filed 2007-05-10
CIK 356130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2007
Common stock, $1.00 par value	13,761,375

Total pages	42

TABLE OF CONTENTS

PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II	OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6.	Exhibits	36

Signatures	37

Index to Exhibits	38

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost
(fair value $5,726,884 and $5,768,918)	$ 5,657,581	$ 5,679,960
Securities available-for-sale, at fair value
(amortized cost $695,651,416 and $706,273,867)	707,934,689	716,927,579
Fixed maturity securities on loan:
Securities available-for-sale, at fair value
(amortized cost $98,189,923 and $89,841,454)	97,033,010	88,909,477
Equity securities available-for-sale, at fair value
(cost $78,249,937 and $77,089,044)	116,527,027	112,527,480
Other long-term investments, at cost	543,449	552,202
Short-term investments, at cost	72,853,144	76,722,652
Total investments	1,000,548,900	1,001,319,350

Balances resulting from related party transactions with
Employers Mutual:
Reinsurance receivables	40,084,374	37,805,569
Prepaid reinsurance premiums	4,668,187	4,807,822
Deferred policy acquisition costs	32,699,824	33,662,408
Defined benefit retirement plan, prepaid asset	7,551,577	7,836,958
Other assets	5,505,057	2,410,120

Cash	58,936	196,274
Accrued investment income	11,683,155	11,363,814
Accounts receivable (net of allowance for uncollectible
accounts of $0 and $0)	103,168	205,046
Income taxes recoverable	-	1,888,935
Deferred income taxes	11,534,772	12,403,141
Goodwill	941,586	941,586
Securities lending collateral	99,931,731	91,317,719
Total assets	$ 1,215,311,267	$ 1,206,158,742

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2007	2006
LIABILITIES
Balances resulting from related party transactions with
Employers Mutual:
Losses and settlement expenses	$ 546,635,003	$ 548,547,982
Unearned premiums	151,179,422	155,653,799
Other policyholders' funds	7,136,858	7,320,536
Surplus notes payable	36,000,000	36,000,000
Indebtedness to related party	12,155,135	18,621,351
Employee retirement plans	18,050,718	17,700,372
Other liabilities	16,410,840	22,702,661

Income taxes payable	3,855,258	-
Securities lending obligation	99,931,731	91,317,719
Total liabilities	891,354,965	897,864,420

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000
shares; issued and outstanding, 13,759,433
shares in 2007 and 13,741,663 shares in 2006	13,759,433	13,741,663
Additional paid-in capital	107,508,929	107,016,563
Accumulated other comprehensive income	27,724,450	24,934,903
Retained earnings	174,963,490	162,601,193
Total stockholders' equity	323,956,302	308,294,322
Total liabilities and stockholders' equity	$ 1,215,311,267	$ 1,206,158,742

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

All balances presented below, with the exception of net investment income, realized investment gains and income tax expense (benefit), are the result of related party transactions with Employers Mutual.

	Three months ended
	March 31,
	2007	2006
REVENUES
Premiums earned	$ 94,506,385	$ 95,492,198
Investment income, net	11,987,967	11,778,446
Realized investment gains	1,296,440	1,844,875
Other income	119,877	108,560
	107,910,669	109,224,079
LOSSES AND EXPENSES
Losses and settlement expenses	53,475,960	48,418,029
Dividends to policyholders	942,109	991,718
Amortization of deferred policy acquisition costs	21,778,141	21,497,129
Other underwriting expenses	9,965,893	9,430,597
Interest expense	278,100	278,100
Other expense	583,360	449,737
	87,023,563	81,065,310

Income before income tax expense	20,887,106	28,158,769

INCOME TAX EXPENSE (BENEFIT)
Current	6,819,400	9,336,005
Deferred	(633,695)	(441,095)
	6,185,705	8,894,910

Net income	$ 14,701,401	$ 19,263,859

Net income per common share
-basic and diluted	$ 1.07	$ 1.41

Dividend per common share	$ 0.17	$ 0.16

Average number of common shares outstanding
-basic and diluted	13,752,347	13,662,936

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2007	2006

Net income	$ 14,701,401	$ 19,263,859

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on
investment securities, before deferred income
tax expense (benefit)	5,539,719	(2,496,369)
Deferred income tax expense (benefit)	1,938,902	(873,730)
	3,600,817	(1,622,639)

Reclassification adjustment for realized investment
gains included in net income, before
income tax expense	(1,296,440)	(1,844,875)
Income tax expense	(453,754)	(645,706)
	(842,686)	(1,199,169)

Adjustment for amounts recognized in net periodic benefit cost for pension plans, before deferred income tax expense:
Net actuarial loss	15,106	-
Prior service cost	33,227	-
	48,333	-
Deferred income tax expense	16,917	-
	31,416	-

Other comprehensive income (loss)	2,789,547	(2,821,808)

Total comprehensive income	$ 17,490,948	$ 16,442,051

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 14,701,401	$ 19,263,859

Adjustments to reconcile net income to net cash
provided by operating activities:
Balances resulting from related party transactions
with Employers Mutual:
Losses and settlement expenses	(1,912,979)	(6,566,217)
Unearned premiums	(4,474,377)	(7,635,690)
Other policyholders' funds	(183,678)	(590,590)
Indebtedness to related party	(6,466,216)	(4,029,059)
Employee retirement plans	684,060	1,006,619
Reinsurance receivables	(2,278,805)	964,426
Prepaid reinsurance premiums	139,635	(62,241)
Commission payable	(8,184,286)	(6,963,188)
Interest payable	(834,300)	(834,300)
Prepaid assets	(3,113,963)	(3,165,577)
Deferred policy acquisition costs	962,584	1,787,902
Stock-based compensation plans	(24,278)	55,099
Other, net	438,567	59,185

Accrued investment income	(319,341)	(181,195)
Accrued income tax:
Current	5,744,192	2,260,995
Deferred	(633,695)	(441,095)
Realized investments gains	(1,296,440)	(1,844,875)
Accounts receivable	101,878	64,839
Amortization of premium/discount on securities	293,146	203,988
	(21,358,296)	(25,911,064)
Net cash used in operating activities	$ (6,656,895)	$ (6,647,205)

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Three months ended March 31,
	2007	2006
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities
held-to-maturity	$ 22,746	$ 57,873
Purchases of fixed maturity securities
available-for-sale	(30,854,265)	(8,692,506)
Disposals of fixed maturity securities
available-for-sale	35,328,826	10,085,709
Purchases of equity securities
available-for-sale	(13,705,951)	(13,426,291)
Disposals of equity securities
available-for-sale	13,741,120	12,714,107
Purchases of other long-term investments	-	(300,000)
Disposals of other long-term investments	8,753	1,036,424
Net sales of short-term investments	3,869,508	6,391,567
Net cash provided by investing activities	8,410,737	7,866,883

CASH FLOWS FROM FINANCING ACTIVITIES
Balances resulting from related party transactions
with Employers Mutual:
Issuance of common stock through Employers
Mutual's incentive stock option plans	447,924	1,056,015
Dividends paid to Employers Mutual	(1,323,000)	(1,245,176)

Dividends paid to public stockholders	(1,016,104)	(943,878)
Net cash used in financing activities	(1,891,180)	(1,133,039)

NET (DECREASE) INCREASE IN CASH	(137,338)	86,639
Cash at the beginning of the year	196,274	333,048

Cash at the end of the quarter	$ 58,936	$ 419,687

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

The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.

Certain amounts previously reported in prior years’ consolidated financial statements have been reclassified to conform to current year presentation.

In reading these financial statements, reference should be made to the Company’s 2006 Form 10-K or the 2006 Annual Report to Shareholders for more detailed footnote information.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments” – an Amendment of FASB Statement Nos. 133 and 140. SFAS 155 simplifies the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and eliminates a restriction on passive derivative instruments that a qualifying special-purpose entity may hold. The Company adopted SFAS 155 effective January 1, 2007. Adoption of this statement had no effect on the operating results of the Company.

In June 2006, the FASB issued Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes” to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance for de-recognition of tax positions, financial statement classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. Adoption of FIN 48 had no effect on the operating results of the Company, as an assessment of the Company’s current tax positions indicated no uncertainties that would warrant different recognition and valuation from that applied in the Company’s tax returns.

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

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months ended March 31, 2007 and 2006 is presented below.

	Three months ended March 31,
	2007	2006
Premiums written
Direct	$ 48,348,935	$ 43,456,683
Assumed from nonaffiliates	812,317	1,174,314
Assumed from affiliates	95,489,151	93,444,807
Ceded to nonaffiliates	(6,341,259)	(6,489,608)
Ceded to affiliates	(48,348,935)	(43,456,683)
Net premiums written	$ 89,960,209	$ 88,129,513

Premiums earned
Direct	$ 47,967,547	$ 44,946,101
Assumed from nonaffiliates	944,200	1,217,408
Assumed from affiliates	100,043,075	100,702,159
Ceded to nonaffiliates	(6,480,890)	(6,427,369)
Ceded to affiliates	(47,967,547)	(44,946,101)
Net premiums earned	$ 94,506,385	$ 95,492,198

Losses and settlement expenses incurred
Direct	$ 27,647,995	$ 17,051,457
Assumed from nonaffiliates	400,724	906,715
Assumed from affiliates	56,716,009	50,785,351
Ceded to nonaffiliates	(3,640,773)	(3,274,037)
Ceded to affiliates	(27,647,995)	(17,051,457)
Net losses and settlement
expenses incurred	$ 53,475,960	$ 48,418,029

                For 2006, premiums written assumed from affiliates and net premiums written reflect an adjustment for the reduction in Employers Mutual’s participation in the Mutual Reinsurance Bureau (MRB) pool. The board of directors of the MRB pool approved the admission of Kentucky Farm Bureau Mutual Insurance Company and Country Mutual Insurance Company as new assuming companies to the pool effective January 1, 2006. This reduced Employers Mutual’s participation in the pool from a one-third share to an approximate one-fifth share (Country Mutual is only assuming property exposures). The premiums written assumed from affiliates and net premiums written amounts for the three months ended March 31, 2006 include a negative $3,440,024 portfolio adjustment related to this change in participation.

4.	STOCK-BASED COMPENSATION

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

Employers Mutual maintains two separate incentive stock option plans for the benefit of officers and key employees of Employers Mutual and its subsidiaries. A total of 1,000,000 shares were reserved for issuance under the 1993 Employers Mutual Casualty Company Incentive Stock Option Plan (1993 Plan) and a total of 1,500,000 shares of the Company’s common stock have been reserved for the 2003 Employers Mutual Casualty Company Incentive Stock Option Plan (2003 Plan).

There is a ten year time limit for granting options under the plans. Options can no longer be granted under the 1993 Plan. Options granted under the plans have a vesting period of two, three, four or five years with options becoming exercisable in equal annual cumulative increments. Option prices cannot be less than the fair value of the common stock on the date of grant.

The Senior Executive Compensation and Stock Option Committee (the “Committee”) of Employers Mutual’s Board of Directors (the “Board”) grants the options and is the administrator of the plans. The Company’s Compensation Committee must consider and approve all stock options granted to the Company’s executive officers.

The Company recognized compensation expense of $62,212 and $55,009 (gross and net of tax) during the first three months of 2007 and 2006, respectively, related to the 2003 Plan. The Company recognized negative compensation expense of $86,490 (56,219 net of tax) during the first three months of 2007 related to a stock appreciation rights agreement. During the first three months of 2007, 117,250 options were granted under the 2003 Plan to eligible participants at a price of $25.455 and 20,621 options were exercised under the plans at prices ranging from $9.25 to $24.60. A summary of the activity under Employers Mutual’s incentive stock option plans for the three months ended March 31, 2007 is as follows:

	Three months ended March 31, 2007
		Weighted-	Weighted-
		average	average	Aggregate
		exercise	remaining	intrinsic
	Options	price	term	value
Outstanding, beginning of year	741,718	$ 19.23
Granted	117,250	$ 25.46
Exercised	(20,621)	$ 13.77
Forfeited	-	-
Expired	-	-
Outstanding, March 31, 2007	838,347	$ 20.23	7.29	$ 4,909,241

Exercisable, March 31, 2007	371,428	$ 17.22	5.54	$ 3,293,431

                The weighted average fair value of options granted during the three months ended March 31, 2007 and 2006 amounted to $3.78 and $3.93, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following assumptions:

	2007	2006
Dividend yield	2.67%	2.60%
Expected volatility	22.2% - 31.4%	18.5% - 23.5%
Weighted-average volatility	25.66%	22.60%
Risk-free interest rate	4.32% - 5.01%	4.45% - 4.72%
Expected term (years)	0.25 - 6.25	0.25 - 6.20

The expected term of the options granted in 2007 was estimated using historical data that was adjusted to remove the effect of option exercises prior to the normal vesting period due to the retirement of the option holder. The expected term of options granted to individuals who are, or will be, eligible to retire prior to the completion of the normal vesting period has been adjusted to reflect the potential accelerated vesting period. This produced a weighted-average expected term of 2.97 years.

The expected volatility in the price of the underlying shares for the 2007 option grant was computed by using the historical average high and low monthly prices of the Company’s common stock for a period covering 6.25 years, which approximates the average term of the options and produced an expected volatility of 24.2 percent. The expected volatility of options granted to individuals who are, or will be, eligible to retire prior to the completion of the normal vesting period was computed by using the historical average high and low daily, weekly, or monthly prices for the period approximating the expected term of those options. This produced expected volatility ranging from 22.2 percent to 31.4 percent.

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

Summarized financial information for the Company’s segments is as follows:

	Property and
Three months ended	casualty		Parent
March 31, 2007	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 79,204,320	$ 15,302,065	$ -	$ 94,506,385

Underwriting gain	8,202,243	142,039	-	8,344,282
Net investment income	8,894,536	3,021,369	72,062	11,987,967
Realized investment gains	1,141,993	154,447	-	1,296,440
Other income	119,877	-	-	119,877
Interest expense	193,125	84,975	-	278,100
Other expenses	296,897	4,792	281,671	583,360
Income (loss) before income
tax expense (benefit)	$ 17,868,627	$ 3,228,088	$ (209,609)	$ 20,887,106

Assets	$ 937,154,332	$ 273,011,800	$ 324,110,352	$ 1,534,276,484
Eliminations	-	-	(319,223,085)	(319,223,085)
Reclassifications	(23,053)	-	280,921	257,868
Net assets	$ 937,131,279	$ 273,011,800	$ 5,168,188	$ 1,215,311,267

	Property and
Three months ended	casualty		Parent
March 31, 2006	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 77,742,771	$ 17,749,427	$ -	$ 95,492,198

Underwriting gain	14,160,635	994,090	-	15,154,725
Net investment income	8,663,944	3,069,831	44,671	11,778,446
Realized investment gains	1,531,041	313,834	-	1,844,875
Other income	108,560	-	-	108,560
Interest expense	193,125	84,975	-	278,100
Other expenses	259,907	2,015	187,815	449,737
Income (loss) before income
tax expense (benefit)	$ 24,011,148	$ 4,290,765	$ (143,144)	$ 28,158,769

Assets	$ 823,022,804	$ 254,562,422	$ 277,472,282	$ 1,355,057,508
Eliminations	-	-	(272,670,030)	(272,670,030)
Reclassifications	(142,248)	-	(31,637)	(173,885)
Net assets	$ 822,880,556	$ 254,562,422	$ 4,770,615	$ 1,082,213,593

                The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three months ended March 31, 2007 and 2006, by line of insurance.

	Three months ended March 31,
	2007	2006
Property and casualty insurance segment
Commercial lines:
Automobile	$ 17,839,971	$ 17,540,071
Property	15,302,334	15,028,396
Workers' compensation	15,136,567	14,365,243
Liability	17,768,970	16,715,047
Other	2,099,121	1,922,668
Total commercial lines	68,146,963	65,571,425

Personal lines:
Automobile	5,853,082	6,476,320
Property	5,042,531	5,542,612
Liability	161,744	152,414
Total personal lines	11,057,357	12,171,346
Total property and casualty insurance	$ 79,204,320	$ 77,742,771

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$ 2,061,687	$ 3,492,514
Property	2,596,979	2,493,115
Crop	(30,715)	(53,602)
Casualty	412,826	421,757
Marine/Aviation	(52,645)	1,977,525
Total pro rata reinsurance	4,988,132	8,331,309

Excess-of-loss reinsurance:
Property	7,247,737	6,188,441
Casualty	3,071,384	3,230,842
Surety	(5,188)	(1,165)
Total excess-of-loss reinsurance	10,313,933	9,418,118
Total reinsurance	$ 15,302,065	$ 17,749,427

Consolidated	$ 94,506,385	$ 95,492,198

6.       INCOME TAXES

The actual income tax expense for the three months ended March 31, 2007 and 2006 differed from the “expected” tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Three months ended
	March 31,
	2007	2006
Computed "expected" tax
expense	$ 7,310,487	$ 9,855,569

Increases (decreases) in
tax resulting from:
Tax-exempt interest
income	(1,093,462)	(1,085,611)
Proration of tax-exempt
interest and dividends
received deduction	182,989	183,653
Other, net	(214,309)	(58,701)
Income tax expense	$ 6,185,705	$ 8,894,910

Effective January 1, 2007, the Company adopted FIN 48 “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance for de-recognition of tax positions, financial statement classification, interest and penalties, accounting in interim periods, disclosure, and transition. Adoption of this interpretation had no effect on the operating results of the Company, as an assessment of the Company’s current tax positions indicated no uncertainties that would warrant different recognition and valuation from that applied in the Company’s tax returns.

Management of the Company carefully reviewed all individually significant uncertain tax positions during the first quarter of 2007 and concluded that the recording of any obligation related to an uncertain tax position under FIN 48 was not warranted. The Company did not recognize any interest or penalties related to U.S. federal or state income taxes during the three months ended March 31, 2007 or 2006. It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files U.S. federal tax returns, along with various states income tax returns. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2003.

7.       EMPLOYEE RETIREMENT PLANS

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans are as follows:

	Three months ended
	March 31,
	2007	2006
Pension plans:
Service cost	$ 2,129,861	$ 2,127,017
Interest cost	2,164,662	2,109,469
Expected return on plan assets	(3,224,223)	(2,503,819)
Amortization of net loss	47,591	294,765
Amortization of prior service costs	109,932	110,722
Net periodic pension benefit cost	$ 1,227,823	$ 2,138,154

	Three months ended
	March 31,
	2007	2006
Postretirement benefit plans:
Service cost	$ 1,207,216	$ 1,236,397
Interest cost	1,249,105	1,244,894
Expected return on plan assets	(480,932)	(335,436)
Amortization of net loss	-	170,127
Net periodic postretirement
benefit cost	$ 1,975,389	$ 2,315,982

Pension expense allocated to the Company amounted to $378,536 and $657,912 for the three months ended March 31, 2007 and 2006, respectively.

Postretirement benefit expense allocated to the Company amounted to $566,837 and $664,006 for the three months ended March 31, 2007 and 2006, respectively.

Employers Mutual plans to contribute approximately $17,000,000 to the pension plan and $4,172,000 to the VEBA trusts in 2007. As of March 31, 2007, Employers Mutual has not made a contribution to the pension plan and has contributed $3,300,000 to the postretirement benefit plans’ VEBA trusts.

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
CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

COMPANY OVERVIEW

EMC Insurance Group Inc., a 56.6 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing 83.8 percent of consolidated premiums earned during the first three months of 2007. For purposes of this discussion, the term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the “EMC Insurance Companies.”

The Company’s four property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual are parties to reinsurance pooling agreements with Employers Mutual (collectively the “pooling agreement”). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool. All premiums, losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. The aggregate participation of the Company’s property and casualty insurance subsidiaries in the pooling agreement is 30 percent. Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events.

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

The Company’s reinsurance subsidiary is a party to a quota share reinsurance retrocessional agreement with Employers Mutual (the “quota share agreement”). Under the terms of the quota share agreement, the reinsurance subsidiary assumes a 100 percent quota share portion of Employers Mutual’s assumed reinsurance business, exclusive of certain reinsurance contracts. This includes all premiums and related losses, settlement expenses, and other underwriting and administrative expenses of this business, subject to a $2,000,000 cap on losses assumed per event. The reinsurance subsidiary pays Employers Mutual a 10.5 percent premium charge as compensation for the $2,000,000 cap per event. The reinsurance subsidiary assumes all foreign currency exchange gains/losses associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement. Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis. The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

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

Additional information regarding issues affecting the insurance industry is presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2006

Form 10-K.

MANAGEMENT ISSUES AND PERSPECTIVES

During the first three months of 2007 management continued to focus its efforts on developing and implementing strategies to facilitate profitable growth in the increasingly competitive insurance marketplace, and establishing and maintaining adequate and consistent loss and settlement expense reserves. Following is a more detailed discussion of these issues. A discussion of other issues being addressed by management is presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2006 Form 10-K.

Developing and implementing strategies to facilitate profitable growth

On an overall basis, rate competition continued to increase moderately in the property and casualty insurance marketplace during the first quarter of 2007, resulting in an approximate 4.5 percent decline in premium rate levels from the first quarter of 2006. Market conditions are expected to remain competitive during 2007 due to the high capitalization levels that currently exist in the property and casualty insurance industry, which will likely result in a further decline in premium rate levels as the year progresses. As a result, top line growth will need to come from new business writings and continued efforts to maintain, or improve, policy retention. New policy counts have been trending upward in recent quarters and this trend continued during the first quarter of 2007 as new policies increased 16.0 percent in commercial lines and 17.1 percent in personal lines over the first quarter of 2006. Retention levels continue to exceed industry averages and remain at approximately 86 percent for both commercial and personal lines.

During the past several years management has developed and implemented several new sophisticated underwriting tools that have not only contributed to the Company’s improved underwriting results, but are expected to facilitate better control and stability of the Company’s underwriting results in the future. These underwriting tools, which are more commonly referred to as predictive modeling capabilities and monitoring tools, were not available during the last soft market and are expected to play a prominent role in the Company’s efforts to manage its operating results during the current soft market.

The predictive modeling tools include insurance scoring in the personal lines of business and Underwriting Analysis Tools (UAT) in the commercial lines of business. The UAT allows the Company to segment its book of business based on future profit potential using proprietary predictive models that enable underwriters to make better informed decisions regarding acceptability and appropriate pricing for each individual risk. This information is available in real time to underwriters as they consider a new risk, or renew an existing risk.

Management has sophisticated systems in place to monitor its underwriting and pricing practices. These systems allow management to analyze data at a summary level or to drill down to a more detailed level, such as by individual underwriter or individual account. Management can also track the level of utilization of the various tools and monitor how those tools affect underwriting and pricing decisions. The Company’s Rate Comparison System provides underwriters with accurate information in real time about the “true” rate level change for each commercial renewal account by eliminating differences in exposures, coverage, deductibles and/or classifications. The information is available for every renewal and the underwriter has discretion in how it is used; however, the system captures the data for all renewals regardless of how the underwriter processes the renewal.

These enhanced capabilities are designed to enable management to (1) track the quality of the Company’s book of business at nearly any level of detail, (2) monitor changes in the quality of the Company’s book of business over time, (3) assure that pricing and underwriting decisions are consistent with future profit potential, and (4) develop action plans to address specific book quality and profitability concerns, and quantify the impact of executing those plans.

Maintaining adequate and consistent loss and settlement expense reserves

The Company reported a large amount of favorable development on prior years’ reserves in the first quarter of 2007, with the majority of the favorable development occurring in the property and casualty insurance segment. On a direct basis, approximately 53 percent of the favorable development came from case reserves and, in aggregate, all of this development is associated with the final settlement of closed claims. Approximately 30 percent of the favorable development came from incurred but not reported (IBNR) reserves, which was partially driven by a decline in IBNR emergence during the first quarter. Most of the remaining favorable development came from settlement expense reserves.

From management’s perspective, investors and potential investors should not place undo emphasis on the composition of the Company’s underwriting results (i.e. the breakdown between the amount of favorable development reported on prior years’ reserves versus the indicated current accident year results) because the Company’s reserving methodology does not lend itself to that type of analysis very well. Management believes that it is important for investors and potential investors to have an appropriate understanding of the Company’s reserving methodology so that they are able to properly interpret the Company’s results of operations and make informed investment decisions. Following is a discussion on the Company’s reserving methodology.

At December 31, 2006, approximately 62 percent of the property and casualty insurance segment’s carried reserves were represented by case loss reserves, which are the individual reserves established for each reported claim based on the specific facts associated with each claim. Case loss reserves are based on the probable, or most likely, outcome for each claim, with probable outcome defined as what is most likely to be awarded if the case were to be decided by a civil court in the applicable venue or, in the case of a workers’ compensation case, by that state’s Worker’s Compensation Commission. On an individual claim basis, these case reserves represent the Company’s best estimate of exposure. However, when these individual case reserves are accumulated, the total is somewhat conservative because all claims will not be settled at the probable outcome amount.

The remaining 38 percent of the property and casualty insurance segment’s carried reserves were comprised of IBNR and settlement expense reserves, which are established through an actuarial process for each line of business. The IBNR and certain settlement expense reserves are allocated to the various accident years using historical claim emergence and settlement payment patterns; other settlement expense reserves are allocated to the various accident years on the basis of loss reserves.

The current and more recent accident years have a larger proportion of case, IBNR and settlement expense reserves than earlier accident years. Since the Company’s reserve levels are established somewhat conservatively, the relatively high proportion of reserves in the more recent accident years generates relatively high loss and settlement expense ratios in the early stages of an accident year’s development; however, as those accident years mature, claims are gradually settled, the reserves for those years become smaller, and the loss and settlement expense ratios generally decline.

Without a proper understanding of the Company’s reserving methodology, the current and more recent accident year combined ratios could be misinterpreted. For example, the property and casualty insurance segment reported an 89.6 percent combined ratio for the first quarter of 2007. If you add back the large amount of favorable development experienced on prior years’ reserves during the first quarter, an investor or potential investor might conclude that the 2007 accident year is generating a combined ratio of 109.6 percent. However, the Company’s current actuarial projections indicate that the 2007 accident year should ultimately produce a combined ratio of 99.3 percent.

It is management’s intention to continue to apply this reserving methodology on a consistent basis. With reasonably consistent levels of reserve adequacy, management expects earnings from downward development of prior accident year reserves to continue in future years. For that reason, management believes that less emphasis should be placed on the composition of the Company’s underwriting results between current and prior accident years, and more emphasis should be placed on where the Company’s carried reserves fall within the range of actuarial indications. At December 31, 2006, actuarial analysis indicated the Company’s carried reserves were in the upper quarter of the range of actuarial reserve estimates. At March 31, 2007, the actuarial analysis indicated the carried reserves remained in the upper quarter of the range of actuarial reserve estimates; however, a slight decline within the actuarial range was indicated.

CRITICAL ACCOUNTING POLICIES

The accounting policies considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2006

Form 10-K.

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three months ended March 31, 2007 and 2006 are as follows:

	Three months ended
	March 31,
($ in thousands)	2007	2006
Property and Casualty Insurance
Premiums earned	$ 79,204	$ 77,743
Losses and settlement expenses	41,997	35,640
Acquisition and other expenses	29,005	27,942
Underwriting gain	$ 8,202	$ 14,161

Loss and settlement expense ratio	53.0%	45.8%
Acquisition expense ratio	36.6%	36.0%
Combined ratio	89.6%	81.8%

Losses and settlement expenses:
Insured events of current year	$ 57,782	$ 39,936
Decrease in provision for insured
events of prior years (1)	(15,785)	(4,296)
Total losses and settlement expenses	$ 41,997	$ 35,640

Catastrophe and storm losses	$ 2,435	$ 1,939

(1) The allocation of incurred losses and settlement expenses between events associated with the current accident year and events associated with prior accident years for the three months ended March 31, 2006 reflects an adjustment in the factors utilized to allocate the direct IBNR reserve by accident year. For a detailed analysis of this issue, see the discussion under “Losses and settlement expenses – 2006 IBNR reserve accident year allocation factors.”

	Three months ended
	March 31,
($ in thousands)	2007	2006
Reinsurance
Premiums earned	$ 15,302	$ 17,749
Losses and settlement expenses	11,479	12,778
Acquisition and other expenses	3,681	3,977
Underwriting gain	$ 142	$ 994

Loss and settlement expense ratio	75.0%	72.0%
Acquisition expense ratio	24.1%	22.4%
Combined ratio	99.1%	94.4%

Losses and settlement expenses:
Insured events of current year	$ 13,784	$ 13,517
Decrease in provision for insured
events of prior years	(2,305)	(739)
Total losses and settlement expenses	$ 11,479	$ 12,778

Catastrophe and storm losses	$ 36	$ 201

	Three months ended
	March 31,
($ in thousands)	2007	2006
Consolidated
REVENUES
Premiums earned	$ 94,506	$ 95,492
Net investment income	11,988	11,778
Realized investment gains	1,296	1,845
Other income	120	109
	107,910	109,224
LOSSES AND EXPENSES
Losses and settlement expenses	53,476	48,418
Acquisition and other expenses	32,686	31,919
Interest expense	278	278
Other expense	583	450
	87,023	81,065

Income before income tax expense	20,887	28,159
Income tax expense	6,186	8,895
Net income	$ 14,701	$ 19,264

Net income per share	$ 1.07	$ 1.41

Loss and settlement expense ratio	56.6%	50.7%
Acquisition expense ratio	34.6%	33.4%
Combined ratio	91.2%	84.1%

Losses and settlement expenses:
Insured events of current year	$ 71,566	$ 53,453
Decrease in provision for insured
events of prior years (1)	(18,090)	(5,035)

Total losses and settlement expenses	$ 53,476	$ 48,418

Catastrophe and storm losses	$ 2,471	$ 2,140

(1) The allocation of incurred losses and settlement expenses between events associated with the current accident year and events associated with prior accident years for the three months ended March 31, 2006 reflects an adjustment in the factors utilized to allocate the property and casualty insurance segment’s direct IBNR reserve by accident year. For a detailed analysis of this issue, see the discussion under “Losses and settlement expenses – 2006 IBNR reserve accident year allocation factors.”

The Company reported its second best first quarter since becoming a public company in 1982, topped only by the exceptional first quarter of 2006. Net income was $14,701,000 ($1.07 per share) for the three months ended March 31, 2007 compared to the record $19,264,000 ($1.41 per share) reported in the first quarter of 2006. The decline in net income is primarily attributed to the property and casualty insurance segment; however, the reinsurance segment also experienced a decline in first quarter profitability.

Premiums Earned

Premiums earned decreased 1.0 percent to $94,506,000 for the three months ended March 31, 2007 from $95,492,000 for the same period in 2006. This decrease was caused by a decline in premium volume in the reinsurance segment and primarily reflects a reduction in premiums from the Mutual Reinsurance Bureau (MRB) pool. The property and casualty insurance segment was able to achieve a small increase in premium income despite a continued decline in premium rates. On an overall basis, rate competition continued to increase moderately in the property and casualty insurance marketplace during the first quarter of 2007 and management expects market conditions to remain competitive for the remainder of the year, assuming there are no significant market altering catastrophic events. Consequently, the Company’s overall rate level is expected to continue to decline moderately during 2007.

Premiums earned for the property and casualty insurance segment increased 1.9 percent to $79,204,000 for the three months ended March 31, 2007 from $77,743,000 for the same period in 2006. This increase was achieved despite a continued decline in overall premium rate levels and is attributed to an increase in new business. Total policy count remained relatively flat during the first quarter of 2007; however, policy count for the commercial lines of business, which generally carry a larger premium per policy, increased while policy count for the personal lines of business declined. The increase in the commercial lines policy count is attributed to recent initiatives targeted toward small businesses. New business premium for commercial lines was up 18.5 percent in the first quarter of 2007 over the same period in 2006, while retention rates increased slightly to 86.7 percent. Management is continuing its efforts to increase premium production in personal lines by identifying geographic areas with profit potential and focusing the efforts of the branch personnel in those territories. New business premium for personal lines was up 17.3 percent in the first quarter of 2007 over the same period of 2006. Retention rates increased slightly to 84.8 percent in personal property and 87.5 percent in personal auto.

Premiums earned for the reinsurance segment decreased 13.8 percent to $15,302,000 for the three months ended March 31, 2007 from $17,749,000 for the same period in 2006. This decrease is primarily attributed to a decline in MRB premiums (which is associated with an account that was not renewed) and, to a lesser extent, the loss of a Lloyd’s of London marine syndicate that was in run-off during 2006. Premium income for calendar year 2007 is currently projected to be approximately $67 million, which would represent a decline of approximately 9.0 percent from 2006.

Premium rates on reinsurance contracts renewed during the January 1, 2007 renewal season were primarily flat. Premium rate increases were for the most part small and isolated to contracts with catastrophe losses in 2006 and coastal accounts with Hurricane Katrina, Rita and Wilma losses. Other contracts renewed with essentially the same terms. There were indications of increased rate competition in the reinsurance marketplace during the first quarter of 2007, which could result in lower rates during the July 1, 2007 renewal season.

Premiums written for the reinsurance segment increased $1,357,000, or 10.1 percent, in the first quarter of 2007; however, this increase includes a negative $3,440,000 portfolio adjustment made in the first quarter of 2006 in connection with Employers Mutual’s reduced participation in the MRB pool. Excluding this adjustment, written premiums declined $2,083,000, or 12.3 percent, in the first quarter.

As previously reported, one of the members of the MRB pool has indicated that they will no longer participate in the pool effective January 1, 2008. Management of the pool is actively searching for a replacement. If a replacement is not found, Employers Mutual’s participation in the pool would increase to approximately 25 percent in 2008 from the current 20 percent.

Losses and settlement expenses

2006 IBNR reserve accident year allocation factors

The allocation of incurred losses and settlement expenses between events associated with the current accident year and events associated with prior accident years for the three months ended March 31, 2006 reflects an adjustment in the factors utilized to allocate the property and casualty insurance segment’s direct IBNR reserve by accident year. Following is a more detailed discussion of this issue.

An IBNR reserve is established at the end of each quarter for every line of business. For financial reporting purposes, this IBNR reserve is allocated to the various loss accident years using actuarially determined factors. After analyzing the accident year allocation of the IBNR reserve for several prior years, management noted that at the beginning of a new calendar year an insufficient amount of the IBNR reserve appeared to be allocated to prior accident years. In other words, the IBNR reserve allocated to the various accident years at the end of recent calendar years appeared to be released too quickly during the subsequent calendar year.

In an attempt to address this situation, management adjusted the IBNR reserve accident year allocation factors so that a larger portion of the March 31, 2006 IBNR reserve was retained in prior accident years, with a correspondingly smaller amount allocated to the current accident year. It is important to note that the adjustments made to the IBNR reserve accident year allocation factors did not have any impact on net income reported for the three months ended March 31, 2006. The only impact of this change in accident year allocation factors was that the reported amount of favorable development experienced on prior years’ reserves was $10,752,000 less than what would have been reported had the factors not been adjusted. Conversely, the current accident year results were $10,752,000 better than would have been experienced had the factors not been adjusted, resulting in no affect on net income. The adjustments made to the 2006 accident year allocation factors were not effective, and were confusing to the readers of the Company’s financial statements. Therefore, management did not implement similar adjustments to the 2007 accident year allocation factors.

Following is a reconciliation of the development on prior years’ reserves for the property and casualty insurance segment from what would have been reported had the IBNR reserve accident year allocation factors not been adjusted, to the amount reported in the Company’s financial statements for the three months ended March 31, 2006.

Three months ended
March 31, 2006
Property and Casualty Insurance Segment
(Favorable) adverse development experienced on prior years':
Direct case loss reserves	$ (11,250,000)
Direct IBNR reserves	(1,346,516)
Direct settlement expense reserves	(3,239,110)
Assumed and ceded reinsurance, net	787,884

Amount of favorable development on prior years' reserves that would have been reported if the IBNR reserve accident year
allocation factors had not been adjusted	(15,047,742)

Adverse development on prior years' reserves resulting from the adjustment of the IBNR reserve accident year allocation factors on:
IBNR reserves	9,304,688
Settlement expense reserves	1,447,034
Total	10,751,722

Reported amount of favorable development experienced on prior years' reserves after the adjustment of the IBNR accident year
allocation factors	$ (4,296,020)

Losses and settlement expenses

Losses and settlement expenses increased 10.4 percent to $53,476,000 for the three months ended March 31, 2007 from $48,418,000 for the same period in 2006. The loss and settlement expense ratio increased to 56.6 percent for the three months ended March 31, 2007 from 50.7 percent for the same period in 2006. The majority of the increase in the loss and settlement expense ratio is attributed to the property and casualty insurance segment.

The loss and settlement expense ratio for the property and casualty insurance segment increased to 53.0 percent for the three months ended March 31, 2007 from 45.8 percent for the same period in 2006. This increase is attributed to an increase in both claim frequency and large losses and, to a lesser extent, the decline in premium rate levels over the last two years. The increase in claim frequency is a reversal of the declining frequency trend experienced over the past several years and added approximately 2 percentage points to the loss and settlement expense ratio in the first quarter of 2007. It is much too soon to determine whether this will be a continuing trend or just an anomaly; however, management is monitoring this issue and is evaluating what, if any, impact increased claim frequency could have on the Company’s pricing, underwriting and product offering strategies. The property and casualty insurance segment experienced a large commercial property fire loss (approximately $5,800,000 loss to the EMC Insurance Companies’ pool) that was largely not covered by reinsurance due to an annual aggregate deductible on the pool’s first layer of property per risk reinsurance protection. This loss contributed approximately 2 percentage points to the property and casualty insurance segment’s loss and settlement expense ratio in the first quarter of 2007. Now that the annual aggregate deductible has been filled, any additional property losses incurred by the pool during the remainder of 2007 in excess of the $3,000,000 retention amount will be covered by reinsurance. The steady decline in premium rate levels over the past two years increased the loss and settlement expense ratio by approximately 1.3 percentage points in the first quarter.

The loss and settlement expense ratio for the reinsurance segment increased to 75.0 percent for the three months ended March 31, 2007 from 72.0 percent for the same period in 2006. The IBNR reserve was increased approximately $4,845,000 during the first quarter of 2007 in order to maintain a consistent level of reserve adequacy. For comparative purposes, the IBNR reserve increase for the first quarter of 2006 was approximately $492,000. An increase in the amount of favorable development experienced on prior years’ reserves was more than offset by the increase in IBNR reserves. The increase in the loss and settlement expense ratio for the first quarter of 2007 also reflects the decline in premium income.

Acquisition and other expenses

Acquisition and other expenses increased 2.4 percent to $32,686,000 for the three months ended March 31, 2007 from $31,919,000 for the same period in 2006. The acquisition expense ratio increased to 34.6 percent for the three months ended March 31, 2007 from 33.4 percent for the same period in 2006, primarily as a result of higher contingent commission expenses, salary costs and guaranty fund assessments, as well as the decline in premium income.

For the property and casualty insurance segment, the acquisition expense ratio increased to 36.6 percent for the three months ended March 31, 2007 from 36.0 percent for the same period in 2006. This increase is attributed to a decline in ceded contingent commission expenses, and an increase in salary costs and guaranty fund assessments. The increase in salary costs reflects annual salary adjustments, a slight increase in employee count, and an increase in the accrual for employee “paid time off” that resulted from a change in Employers Mutual’s employee benefits program. Guaranty fund assessments rose noticeably in four states due to insolvency activities in those states.

                For the reinsurance segment, the acquisition expense ratio increased to 24.1 percent for the three months ended March 31, 2007 from 22.4 percent for the same period in 2006, primarily as a result of Employers Mutual’s reduced participation in the MRB pool in the first quarter of 2006. In connection with this change in pool participation, the reinsurance subsidiary recognized $1,343,000 of commission income in the first quarter of 2006 as reimbursement for expenses previously incurred to generate the reinsurance business that was transferred to the new assuming members on January 1, 2006. This commission income was partially offset by $688,000 of deferred policy acquisition costs that were amortized to expense as a result of the change in pool participation. Also contributing to the higher acquisition expense ratio was an increase in salary costs allocated to the reinsurance subsidiary, as well as the decline in premium income.

Investment results

Net investment income increased 1.8 percent to $11,988,000 for the three months ended March 31, 2007 from $11,778,000 for the same period in 2006. This increase is primarily attributed to a slightly higher average invested asset balance. Net realized investment gains declined 29.8 percent to $1,296,000 for the three months ended March 31, 2007 from $1,845,000 for the same period in 2006. The net gain amount reported for the first quarter of 2007 reflects $60,000 of “other-than-temporary” investment impairment losses recognized on three equity securities. These impairment losses were recognized because the Company’s outside equity manager indicated that they would likely sell these securities, which were in an unrealized loss position, before they recovered to their cost basis. As a result, the intent to hold these securities to recovery did not exist. During the first quarter of 2006 the Company recognized a $45,000 “other-than-temporary” investment impairment loss on Ford Motor Company common stock.

Income tax

Income tax expense decreased 30.5 percent to $6,186,000 for the three months ended March 31, 2007 from $8,895,000 for the same period in 2006. The effective tax rate for the three months ended March 31, 2007 was 29.6 percent compared to 31.6 percent for the same period in 2006. The decrease in the effective tax rate reflects the decline in pre-tax income earned during 2007 relative to the amount of tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations. The Company had negative cash flows from operations of $6,657,000 and $6,702,000 during the first three months of 2007 and 2006, respectively. These negative cash flows are primarily attributed to agents’ profit share payments made during the first quarter of each year, based on the prior year’s results. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims. These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity. When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies. In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. As of March 31, 2007, the Company did not have any significant variations between the maturity dates of its investments and the expected payments of its loss and settlement expense reserves.

                The Company is a holding company whose principal asset is its investment in its insurance subsidiaries. As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet all obligations, including cash dividends to stockholders. State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval. The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2007 without prior regulatory approval is approximately $57,702,000. The Company received $1,125,000 and $2,250,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $2,339,000 and $2,189,000 in the first three months of 2007 and 2006, respectively.

The Company’s insurance company subsidiaries must have adequate liquidity to ensure that their cash obligations are met; however, because of their participation in the pooling agreement and the quota share agreement, they do not have the daily liquidity concerns normally associated with an insurance or reinsurance company. This is due to the fact that under the terms of the pooling and quota share agreements, Employers Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the Company’s reinsurance subsidiary, and then settles the inter-company balances generated by these transactions with the participating companies within 45 days after the end of each quarter.

At the insurance company subsidiary level, the primary sources of cash are premium income, investment income and maturing investments. The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt, and investment purchases. Cash outflows can be variable because of uncertainties regarding settlement dates for unpaid losses and because of the potential for large losses, either individually or in the aggregate. Accordingly, the insurance company subsidiaries maintain investment and reinsurance programs generally intended to provide adequate funds to pay claims without forced sales of investments. In addition, Employers Mutual has a line of credit available to provide additional liquidity if needed. The insurance company subsidiaries have access to this line of credit through Employers Mutual.

The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to pay claims and expenses. At March 31, 2007, approximately 53 percent of the Company’s fixed maturity securities were in U.S. government or U.S. government-sponsored agency securities. A variety of maturities are maintained in the Company’s portfolio to assure adequate liquidity. The maturity structure of the fixed maturity securities is also established by the relative attractiveness of yields on short, intermediate and long-term securities. The Company does not invest in high-yield, non-investment grade debt securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

The Company considers itself to be a long-term investor and generally purchases fixed maturity securities with the intent to hold them to maturity. Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio. The Company had net unrealized holding gains, net of deferred taxes, on fixed maturity securities available-for-sale totaling $7,232,000 and $6,319,000 at March 31, 2007 and December 31, 2006, respectively. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments is not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

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

The Company held $543,000 and $552,000 in minority ownership interests in limited partnerships and limited liability companies at March 31, 2007 and December 31, 2006, respectively. The Company does not hold any other unregistered securities.

The Company’s cash balance was $59,000 and $196,000 at March 31, 2007 and December 31, 2006, respectively.

During the first three months of 2007, Employers Mutual contributed $3,300,000 to the postretirement plans’ VEBA trusts, but did not make any contributions to the pension plans. In 2007, Employers Mutual expects to make contributions totaling $17,000,000 to the pension plans and $4,172,000 to the postretirement plans’ VEBA trusts. Upon settlement of the first quarter’s inter-company balances, the Company will reimburse Employers Mutual $941,000 for its share of the contribution to the postretirement benefit plans.

Employers Mutual contributed $27,596,000 to the pension plan and $5,100,000 to the postretirement benefit plans in 2006. During the first three months of 2006, no contributions were made to the pension plan and $4,200,000 was contributed to the postretirement benefit plans. The Company reimbursed Employers Mutual $8,410,000 for its share of the pension contribution in 2006 (no reimbursement was paid in the first three months of 2006) and $1,455,000 for its share of the postretirement benefit plans contribution in 2006 (including $1,198,000 upon the settlement of the first quarter 2006 inter-company balances).

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations. For the Company’s insurance subsidiaries, capital resources are required to support premium writings. Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one. On an annualized basis, all of the Company’s insurance subsidiaries were well under this guideline at March 31, 2007.

The Company’s insurance subsidiaries are required to maintain a certain minimum level of surplus on a statutory basis, and are subject to regulations under which the payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. The Company’s insurance subsidiaries are also subject to Risk Based Capital (RBC) requirements that may further impact their ability to pay dividends. RBC requirements attempt to measure minimum statutory capital needs based upon the risks in a company’s mix of products and investment portfolio. At December 31, 2006, the Company’s insurance subsidiaries had total adjusted statutory capital of $310,280,000, which was well in excess of the minimum RBC requirement of $52,753,000.

                The Company had total cash and invested assets with a carrying value of $1.0 billion as of March 31, 2007 and December 31, 2006, respectively. The following table summarizes the Company’s cash and invested assets as of the dates indicated:

	March 31, 2007
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturity securities held-to-maturity	$ 5,658	$ 5,727	0.6%	$ 5,658
Fixed maturity securities available-for-sale	793,841	804,968	80.4%	804,968
Equity securities available-for-sale	78,250	116,527	11.6%	116,527
Cash	59	59	-	59
Short-term investments	72,853	72,853	7.3%	72,853
Other long-term investments	543	543	0.1%	543
	$ 951,204	$ 1,000,677	100.0%	$ 1,000,608

	December 31, 2006
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturity securities held-to-maturity	$ 5,680	$ 5,769	0.6%	$ 5,680
Fixed maturity securities available-for-sale	796,115	805,837	80.4%	805,837
Equity securities available-for-sale	77,089	112,527	11.2%	112,527
Cash	196	196	-	196
Short-term investments	76,723	76,723	7.7%	76,723
Other long-term investments	552	552	0.1%	552
	$ 956,355	$ 1,001,604	100.0%	$ 1,001,515

                The amortized cost and estimated fair value of fixed maturity and equity securities at March 31, 2007 were as follows:

Held-to-maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
($ in thousands)	cost	gains	losses	fair value
U.S. government-sponsored agencies	$ 4,997	$ 27	$ -	$ 5,024
Mortgage-backed securities	661	42	-	703
Total securities held-to-maturity	$ 5,658	$ 69	$ -	$ 5,727

	Available-for-sale
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
($ in thousands)	cost	gains	losses	fair value
U.S. treasury securities	$ 4,718	$ 68	$ -	4,786
U.S. government-sponsored agencies	417,003	227	3,629	413,601
Obligations of states and political subdivisions	254,501	10,102	44	264,559
Mortgage-backed securities	14,497	967	16	15,448
Public utility securities	6,003	370	-	6,373
Debt securities issued by foreign governments	6,868	80	-	6,948
Corporate securities	90,251	3,324	322	93,253
Total fixed maturity securities	793,841	15,138	4,011	804,968

Common stocks	69,750	38,078	162	107,666
Non-redeemable preferred stocks	8,500	361	-	8,861
Total equity securities	78,250	38,439	162	116,527
Total securities available-for-sale	$ 872,091	$ 53,577	$ 4,173	$ 921,495

The Company’s insurance and reinsurance subsidiaries have $36 million of surplus notes issued to Employers Mutual. These surplus notes have an annual interest rate of 3.09 percent and do not have a maturity date. Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile. The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries. The Company’s subsidiaries incurred interest expense of $278,000 in the first three months of 2007 and 2006 on these surplus notes.

As of March 31, 2007, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations

The Company recorded $60,000 of “other-than-temporary” investment impairment losses in the first quarter of 2007 on three equity securities. These impairment losses were recognized because the Company’s outside equity manager indicated that they would likely sell these securities, which were in an unrealized loss position, before they recovered to their cost basis. As a result, the intent to hold these securities to recovery did not exist. The Company recorded $45,000 of “other-than-temporary” investment impairment losses during the first quarter of 2006 on Ford Motor Company common stock.

At March 31, 2007, the Company had unrealized losses on held-to-maturity and available-for-sale securities as presented in the table below. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services. None of these securities are considered to be in concentrations by either security type or industry. The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired. Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. Based on these factors, and the Company’s ability and intent to hold the securities until recovery or maturity, it was determined that the carrying value of these securities was not “other-than-temporarily” impaired at March 31, 2007. Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $2,712,000, net of tax; however, the Company’s financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of March 31, 2007.

		Unrealized
Description of securities	Fair value	losses
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
Less than six months	$ 61,618	$ 344
Six to twelve months	2,992	8
Twelve months or longer	339,489	3,659
Total fixed maturity securities	404,099	4,011

Equity securities:
Less than six months	7,098	162
Six to twelve months	-	-
Twelve months or longer	-	-
Total equity securities	7,098	162

Total temporarily
impaired securities	$ 411,197	$ 4,173

The Company’s investment in Sears Roebuck Acceptance Corporation fixed maturity securities was non-investment grade at March 31, 2007 and was carried at an unrealized loss before tax of $8,000. All other non-investment grade fixed maturity securities held at March 31, 2007 (Great Lakes Chemical Corporation and US Freightways Corporation) were in an unrealized gain position. The Company does not purchase non-investment grade securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

                The Company recognized $431,000 of gross realized losses in 2007. The gross realized losses included $371,000 from the sale of equity securities and $60,000 of “other-than-temporary” investment impairment losses on three equity securities. All of the gross realized losses recognized were in an unrealized loss position for three months or less. No realized losses were recognized on fixed maturity securities.

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

The following table reflects the Company’s contractual obligations as of March 31, 2007. Included in the table are the estimated payments that the Company expects to make in the settlement of its loss reserves and with respect to its long-term debt. One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014. Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2017. All lease costs are included as expenses under the pooling agreement, after allocation of the portion of these expenses to the subsidiaries that do not participate in the pooling agreement. The table reflects the Company’s current 30.0 percent aggregate participation in the pooling agreement. The Company’s contractual obligation for long-term debt did not change from that presented in the Company’s 2006 Form 10-K.

	Payments due by period
		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
Contractual obligations	($ in thousands)
Loss and settlement expense
reserves (1)	$ 546,635	$ 216,850	$ 194,985	$ 73,850	$ 60,950
Long-term debt (2)	36,000	-	-	-	36,000
Interest expense on
long-term debt (3)	11,124	1,112	2,225	2,225	5,562
Real estate operating leases	7,445	1,032	2,339	2,025	2,049
Total	$ 601,204	$ 218,994	$ 199,549	$ 78,100	$ 104,561

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

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business. Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in that state. Many states allow assessments to be recovered through premium tax offsets. Estimated guaranty fund assessments of $1,627,000 and $1,451,000 and related premium tax offsets of $1,084,279 and $929,000 have been accrued as of March 31, 2007 and December 31, 2006, respectively. The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments. The participants in the pooling agreement are also subject to second-injury fund assessments which are designed to encourage employers to employ a worker with a pre-existing disability. Estimated second-injury fund assessments of $1,746,000 and $1,769,000 have been accrued as of March 31, 2007 and December 31, 2006, respectively. The second injury fund assessment accruals are based on projected loss payments. The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions. The Company’s share of loss reserves eliminated by the purchase of these annuities was $1,779,000 at December 31, 2006. The Company has a contingent liability of $1,779,000 should the issuers of these annuities fail to perform under the terms of the annuity. All of the issuing companies maintain strong financial ratings, therefore, the Company believes the likelihood of failure of any of the issuing companies is remote. The Company’s share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries’ aggregate policyholders’ surplus.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” – an Amendment of FASB Statement Nos. 133 and 140. SFAS 155 simplifies the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and eliminates a restriction on passive derivative instruments that a qualifying special-purpose entity may hold. The Company adopted SFAS 155 effective January 1, 2007. Adoption of this statement had no effect on the operating results of the Company.

In June 2006, the FASB issued Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes” to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance for de-recognition of tax positions, financial statement classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. Adoption of FIN 48 had no effect on the operating results of the Company, as an assessment of the Company’s current tax positions indicated no uncertainties that would warrant different recognition and valuation from that applied in the Company’s tax returns.

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

Further analysis of the components of the Company’s market risk (including interest rate risk, equity price risk, credit quality risk, and prepayment risk) can be found in the Company’s 2006 Form 10-K.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first three months of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended March 31, 2007:

Issuer Purchases of Equity Securities
				(c) Total number		(d) Maximum number
	(a) Total		(b) Average	of shares (or		(or approximate dollar
	number of		price	units) purchased		value) of shares
	shares		paid	as part of publicly		(or units) that may yet
	(or units)		per share	announced plans		be purchased under
Period	purchased		(or unit)	or programs		the plans or programs

1/1/07 - 1/31/07	4,605	(1)	$ 32.65	-	(2)	$ 6,064,169

2/1/07 - 2/28/07	77	(1)	31.92	-	(2)	6,064,169

3/1/07 - 3/31/07	1,246	(1)	25.94	-	(2)	6,064,169

Total	5,928		$ 31.23	-		$ 6,064,169

(1) 52, 77 and 1,246 shares were purchased in the open market during January, February and March, respectively, under the Company’s dividend reinvestment and common stock purchase plan. 4,553 shares were purchased in the open market during January under Employers Mutual Casualty Company’s employee stock purchase plan.

(2) On May 12, 2005 the Company announced that its parent company, Employers Mutual Casualty Company, had initiated a $15 million stock purchase program under which Employers Mutual would purchase shares of the Company’s common stock in the open market. This purchase program was effective immediately and does not have an expiration date.

ITEM 6.         EXHIBITS

3 (b)	By-Laws of the Company, as amended. (Incorporated by reference to Exhibit 3(b) filed with the Company’s Form 8-K on March 15, 2007.)

10(b)	Senior Executive Compensation Bonus Program for 2007. (Incorporated by reference to Exhibit 99 filed with the Company’s Form 8-K on February 2, 2007.)

10(e)	2007 Executive Contingent Salary Plan – EMC Reinsurance Company. (Incorporated by reference to Exhibit 99 filed with the Company’s Form 8-K on April 6, 2007.)

10(p)	Summary of 2007 base salary compensation for the Company’s named executive officers. (Incorporated by reference to the Company’s Form 8-K filed on March 15, 2007.)

10(q)	Summary of 2007 compensation for the Company’s non-employee directors. (Incorporated by reference to the Company’s Form 8-K filed on March 15, 2007.)

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President & Chief Executive Officer

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and
Chief Financial Officer

Date: May 10, 2007

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit number	Item	Page number

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	39

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	40

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	41

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	42