Form 10-Q
period 2007-06-30
EMC INSURANCE GROUP INC
filed 2007-08-09
CIK 356130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common stock, $1.00 par value	13,763,708

Total pages	81

TABLE OF CONTENTS

PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II	OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 6.	Exhibits	39

Signatures	40

Index to Exhibits	41

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost
(fair value $5,699,881 and $5,768,918)	$ 5,650,710	$ 5,679,960
Securities available-for-sale, at fair value
(amortized cost $623,884,205 and $706,273,867)	628,439,837	716,927,579
Fixed maturity securities on loan:
Securities available-for-sale, at fair value
(amortized cost $172,538,354 and $89,841,454)	169,033,208	88,909,477
Equity securities available-for-sale, at fair value
(cost $81,977,014 and $77,089,044)	125,703,328	112,527,480
Other long-term investments, at cost	119,495	552,202
Short-term investments, at cost	64,319,647	76,722,652
Total investments	993,266,225	1,001,319,350

Balances resulting from related party transactions with
Employers Mutual:
Reinsurance receivables	41,136,830	37,805,569
Prepaid reinsurance premiums	4,315,675	4,807,822
Deferred policy acquisition costs	33,581,444	33,662,408
Defined benefit retirement plan, prepaid asset	7,266,199	7,836,958
Other assets	4,792,323	2,410,120

Cash	147,470	196,274
Accrued investment income	11,201,248	11,363,814
Accounts receivable (net of allowance for uncollectible
accounts of $0 and $0)	405,296	205,046
Income taxes recoverable	1,439,884	1,888,935
Deferred income taxes	13,569,323	12,403,141
Goodwill	941,586	941,586
Securities lending collateral	174,174,619	91,317,719
Total assets	$ 1,286,238,122	$ 1,206,158,742

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2007	2006
LIABILITIES
Balances resulting from related party transactions with
Employers Mutual:
Losses and settlement expenses	$ 544,739,596	$ 548,547,982
Unearned premiums	154,729,067	155,653,799
Other policyholders' funds	8,067,869	7,320,536
Surplus notes payable	36,000,000	36,000,000
Indebtedness to related party	1,442,492	18,621,351
Employee retirement plans	18,424,753	17,700,372
Other liabilities	15,940,070	22,702,661

Securities lending obligation	174,174,619	91,317,719
Total liabilities	953,518,466	897,864,420

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000
shares; issued and outstanding, 13,761,408
shares in 2007 and 13,741,663 shares in 2006	13,761,408	13,741,663
Additional paid-in capital	107,595,222	107,016,563
Accumulated other comprehensive income	24,748,542	24,934,903
Retained earnings	186,614,484	162,601,193
Total stockholders' equity	332,719,656	308,294,322
Total liabilities and stockholders' equity	$ 1,286,238,122	$ 1,206,158,742

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

All balances presented below, with the exception of net investment income, realized investment gains and income tax expense (benefit), are the result of related party transactions with Employers Mutual.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES
Premiums earned	$ 99,498,684	$ 98,217,921	$ 194,005,069	$ 193,710,119
Investment income, net	11,654,573	11,368,427	23,642,540	23,146,873
Realized investment gains	216,851	2,187,894	1,513,291	4,032,769
Other income	151,024	224,333	270,901	332,893
	111,521,132	111,998,575	219,431,801	221,222,654
LOSSES AND EXPENSES
Losses and settlement expenses	56,414,112	60,111,798	109,890,072	108,529,827
Dividends to policyholders	2,794,606	1,739,425	3,736,715	2,731,143
Amortization of deferred policy acquisition costs	22,493,487	22,494,421	44,271,628	43,991,550
Other underwriting expenses	9,014,918	10,240,598	18,980,811	19,671,195
Interest expense	278,100	278,100	556,200	556,200
Other expense	549,692	628,716	1,133,052	1,078,453
	91,544,915	95,493,058	178,568,478	176,558,368

Income before income tax expense	19,976,217	16,505,517	40,863,323	44,664,286

INCOME TAX EXPENSE (BENEFIT)
Current	6,417,931	5,526,842	13,237,331	14,862,847
Deferred	(432,141)	(835,851)	(1,065,836)	(1,276,946)
	5,985,790	4,690,991	12,171,495	13,585,901

Net income	$ 13,990,427	$ 11,814,526	$ 28,691,828	$ 31,078,385

Net income per common share
-basic and diluted	$ 1.02	$ 0.86	$ 2.09	$ 2.27

Dividend per common share	$ 0.17	$ 0.16	$ 0.34	$ 0.32

Average number of common shares outstanding
-basic and diluted	13,761,285	13,718,236	13,756,816	13,690,586

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net income	$ 13,990,427	$ 11,814,526	$ 28,691,828	$ 31,078,385

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on
investment securities, before deferred income
tax expense (benefit)	(4,409,799)	(11,667,837)	1,129,920	(14,164,206)
Deferred income tax expense (benefit)	(1,543,428)	(4,083,742)	395,474	(4,957,472)
	(2,866,371)	(7,584,095)	734,446	(9,206,734)

Reclassification adjustment for realized
investment gains included in net income,
before income tax expense	(216,851)	(2,187,894)	(1,513,291)	(4,032,769)
Income tax expense	(75,898)	(765,763)	(529,652)	(1,411,469)
	(140,953)	(1,422,131)	(983,639)	(2,621,300)

Adjustment for amounts recognized in net
periodic benefit cost for pension plans,
before deferred income tax expense:
Net actuarial loss	15,106	-	30,212	-
Prior service cost	33,227	-	66,454	-
	48,333	-	96,666	-
Deferred income tax expense	16,917	-	33,834	-
	31,416	-	62,832	-

Other comprehensive loss	(2,975,908)	(9,006,226)	(186,361)	(11,828,034)

Total comprehensive income	$ 11,014,519	$ 2,808,300	$ 28,505,467	$ 19,250,351

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 28,691,828	$ 31,078,385

Adjustments to reconcile net income to net cash
used in operating activities:
Balances resulting from related party transactions
with Employers Mutual:
Losses and settlement expenses	(3,808,386)	(3,732,489)
Unearned premiums	(924,732)	(6,486,920)
Other policyholders' funds	747,333	444,394
Indebtedness to related party	(17,178,859)	(21,451,805)
Employee retirement plans	1,391,806	2,029,903
Reinsurance receivables	(3,331,261)	5,666,949
Prepaid reinsurance premiums	492,147	160,447
Commission payable	(6,357,965)	(5,101,480)
Interest payable	(556,200)	(556,200)
Prepaid assets	(2,432,563)	(1,841,532)
Deferred policy acquisition costs	80,964	1,452,562
Stock-based compensation plans	11,908	97,371
Other, net	298,481	(317,392)

Accrued investment income	162,566	(143,145)
Accrued income tax:
Current	449,049	(1,722,163)
Deferred	(1,065,836)	(1,276,946)
Realized investments gains	(1,513,291)	(4,032,769)
Accounts receivable	(200,250)	(444,960)
Amortization of premium/discount on securities	471,703	401,977
	(33,263,386)	(36,854,198)
Net cash used in operating activities	$ (4,571,558)	$ (5,775,813)

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Six months ended June 30,
	2007	2006
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities
held-to-maturity	$ 29,828	$ 75,320
Purchases of fixed maturity securities
available-for-sale	(66,578,729)	(15,903,170)
Disposals of fixed maturity securities
available-for-sale	65,946,369	14,374,251
Purchases of equity securities
available-for-sale	(22,593,773)	(23,428,331)
Disposals of equity securities
available-for-sale	19,071,934	22,512,082
Purchases of other long-term investments	-	(300,000)
Disposals of other long-term investments	432,708	1,667,609
Net sales of short-term investments	12,403,005	9,363,828
Net cash provided by investing activities	8,711,342	8,361,589

CASH FLOWS FROM FINANCING ACTIVITIES
Balances resulting from related party transactions
with Employers Mutual:
Issuance of common stock through Employers
Mutual's incentive stock option plans	489,949	1,730,513
Dividends paid to Employers Mutual	(2,645,999)	(2,490,352)

Dividends paid to public stockholders	(2,032,538)	(1,894,965)
Net cash used in financing activities	(4,188,588)	(2,654,804)

NET DECREASE IN CASH	(48,804)	(69,028)
Cash at the beginning of the year	196,274	333,048

Cash at the end of the quarter	$ 147,470	$ 264,020

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating what impact, if any, this statement will have on its financial statements.

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

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months and six months ended June 30, 2007 and 2006 is presented below.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Premiums written
Direct	$ 50,025,581	$ 44,395,380	$ 98,374,516	$ 87,852,063
Assumed from nonaffiliates	756,345	932,834	1,568,662	2,107,148
Assumed from affiliates	108,704,588	103,977,802	204,193,739	197,422,609
Ceded to nonaffiliates	(6,106,441)	(6,308,909)	(12,447,700)	(12,798,517)
Ceded to affiliates	(50,025,581)	(44,395,380)	(98,374,516)	(87,852,063)
Net premiums written	$ 103,354,492	$ 98,601,727	$ 193,314,701	$ 186,731,240

Premiums earned
Direct	$ 49,596,018	$ 49,041,921	$ 97,563,565	$ 93,988,022
Assumed from nonaffiliates	781,259	1,086,769	1,725,459	2,304,177
Assumed from affiliates	105,176,378	103,662,749	205,219,453	204,364,908
Ceded to nonaffiliates	(6,458,953)	(6,531,597)	(12,939,843)	(12,958,966)
Ceded to affiliates	(49,596,018)	(49,041,921)	(97,563,565)	(93,988,022)
Net premiums earned	$ 99,498,684	$ 98,217,921	$ 194,005,069	$ 193,710,119

Losses and settlement expenses incurred
Direct	$ 18,744,436	$ 23,348,843	$ 46,392,431	$ 40,400,300
Assumed from nonaffiliates	579,637	893,518	980,361	1,800,233
Assumed from affiliates	59,654,870	61,171,060	116,370,879	111,956,411
Ceded to nonaffiliates	(3,820,395)	(1,952,780)	(7,461,168)	(5,226,817)
Ceded to affiliates	(18,744,436)	(23,348,843)	(46,392,431)	(40,400,300)
Net losses and settlement
expenses incurred	$ 56,414,112	$ 60,111,798	$ 109,890,072	$ 108,529,827

                For 2006, premiums written assumed from affiliates and net premiums written reflect an adjustment for the reduction in Employers Mutual’s participation in the Mutual Reinsurance Bureau (MRB) pool. The board of directors of the MRB pool approved the admission of Kentucky Farm Bureau Mutual Insurance Company and Country Mutual Insurance Company as new assuming companies to the pool effective January 1, 2006. This reduced Employers Mutual’s participation in the pool from a one-third share to an approximate one-fifth share (Country Mutual is only assuming property exposures). The premiums written assumed from affiliates and net premiums written amounts for the six months ended June 30, 2006 include a negative $3,440,024 portfolio adjustment related to this change in participation.

4.	STOCK-BASED COMPENSATION

The Company has no stock-based compensation plans of its own; however, Employers Mutual has several stock plans which utilize the common stock of the Company. Employers Mutual can provide the common stock required under its plans by: 1) using shares of common stock that it currently owns; 2) purchasing common stock on the open market; or 3) directly purchasing common stock from the Company at the current fair value. Employers Mutual has historically purchased common stock from the Company for use in its stock incentive plans.

Employers Mutual maintains two separate incentive stock option plans for the benefit of officers and key employees of Employers Mutual and its subsidiaries and affiliates. A total of 1,000,000 shares were reserved for issuance under the 1993 Employers Mutual Casualty Company Incentive Stock Option Plan (1993 Plan), and a total of 1,500,000 shares of the Company’s common stock were reserved for the 2003 Employers Mutual Casualty Company Incentive Stock Option Plan (2003 Plan).

The 1993 Plan and the 2003 Plan provide for awards of incentive stock options and both plans have a ten year time limit for granting options. Options can no longer be granted under the 1993 Plan and no additional options will be granted under the 2003 Plan as Employers Mutual recently implemented a new stock incentive plan. Options granted under the 1993 Plan and 2003 Plan have vesting periods of two, three, four or five years with options becoming exercisable in equal annual cumulative increments. Option prices cannot be less than the fair value of the common stock on the date of grant.

On June 1, 2007, the Company registered 2,000,000 shares for use in the 2007 Employers Mutual Casualty Company Stock Incentive Plan (2007 Plan). The 2007 Plan provides for the awarding of performance shares, performance units, and other stock-based awards, in addition to qualified (incentive) and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. The 2007 Plan provides for a ten year time limit for granting awards. Officers, key employees and non-employee directors of Employers Mutual and its subsidiaries and affiliates, as well as certain agents, may participate in the Plan.

The Senior Executive Compensation and Stock Option Committee (the “Committee”) of Employers Mutual’s Board of Directors (the “Board”) grants the awards and is the administrator of the plans. The Company’s Compensation Committee must consider and approve all awards granted to the Company’s executive officers.

                The Company recognized compensation expense of $46,243 and $42,362 for the three months and $108,455 and $97,371 for the six months (gross and net of tax) ended June 30, 2007 and 2006, respectively, related to the 2003 Plan. The Company recognized negative compensation expense of $10,057 ($6,537 net of tax) and $96,547 ($62,756 net of tax) during the three months and six months ended June 30, 2007, respectively, related to a stock appreciation rights agreement that is being accounted for as a liability-classified award. During the first six months of 2007, 117,250 options were granted under the 2003 Plan to eligible participants at a price of $25.455 and 23,181 options were exercised under the plans at prices ranging from $9.25 to $24.60. A summary of the activity under Employers Mutual’s incentive stock option plans for the six months ended June 30, 2007 is as follows:

	Six months ended June 30, 2007
		Weighted-	Weighted-
		average	average	Aggregate
		exercise	remaining	intrinsic
	Options	price	term	value
Outstanding, beginning of year	741,718	$ 19.23
Granted	117,250	25.46
Exercised	(23,181)	13.73
Forfeited	-	-
Expired	-	-
Outstanding, June 30, 2007	835,787	20.26	7.06	$ 4,036,904

Exercisable, June 30, 2007	371,243	$ 17.30	5.44	$ 2,868,796

The weighted average fair value of options granted during the six months ended June 30, 2007 and 2006 amounted to $3.78 and $3.93, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following assumptions:

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

Summarized financial information for the Company’s segments is as follows:

	Property and
Three months ended	casualty		Parent
June 30, 2007	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 79,803,159	$ 19,695,525	$ -	$ 99,498,684

Underwriting gain	3,722,141	5,059,420	-	8,781,561
Net investment income	8,667,075	2,926,302	61,196	11,654,573
Realized investment gains	184,283	32,568	-	216,851
Other income	151,024	-	-	151,024
Interest expense	193,125	84,975	-	278,100
Other expenses	176,329	171,008	202,355	549,692
Income (loss) before income
tax expense (benefit)	$ 12,355,069	$ 7,762,307	$ (141,159)	$ 19,976,217

	Property and
Three months ended	casualty		Parent
June 30, 2006	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 79,895,345	$ 18,322,576	$ -	$ 98,217,921

Underwriting gain	2,634,354	997,325	-	3,631,679
Net investment income	8,428,243	2,875,891	64,293	11,368,427
Realized investment gains	1,852,727	335,167	-	2,187,894
Other income	207,499	16,834	-	224,333
Interest expense	193,125	84,975	-	278,100
Other expenses	466,678	(2,015)	164,053	628,716
Income (loss) before income
tax expense (benefit)	$ 12,463,020	$ 4,142,257	$ (99,760)	$ 16,505,517

	Property and
Six months ended	casualty		Parent
June 30, 2007	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 159,007,479	$ 34,997,590	$ -	$ 194,005,069

Underwriting gain	11,924,384	5,201,459	-	17,125,843
Net investment income	17,561,611	5,947,671	133,258	23,642,540
Realized investment gains	1,326,276	187,015	-	1,513,291
Other income	270,901	-	-	270,901
Interest expense	386,250	169,950	-	556,200
Other expenses	473,226	175,800	484,026	1,133,052
Income (loss) before income
tax expense (benefit)	$ 30,223,696	$ 10,990,395	$ (350,768)	$ 40,863,323

Assets	$ 987,101,931	$ 295,694,244	$ 332,958,628	$ 1,615,754,803
Eliminations	-	-	(328,957,189)	(328,957,189)
Reclassifications	-	(1,058,309)	498,817	(559,492)
Net assets	$ 987,101,931	$ 294,635,935	$ 4,500,256	$ 1,286,238,122

	Property and
Six months ended	casualty		Parent
June 30, 2006	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 157,638,116	$ 36,072,003	$ -	$ 193,710,119

Underwriting gain	16,794,989	1,991,415	-	18,786,404
Net investment income	17,092,187	5,945,722	108,964	23,146,873
Realized investment gains	3,383,768	649,001	-	4,032,769
Other income	316,059	16,834	-	332,893
Interest expense	386,250	169,950	-	556,200
Other expenses	726,585	-	351,868	1,078,453
Income (loss) before income
tax expense (benefit)	$ 36,474,168	$ 8,433,022	$ (242,904)	$ 44,664,286

Assets	$ 827,294,803	$ 264,453,957	$ 278,703,929	$ 1,370,452,689
Eliminations	-	-	(272,795,791)	(272,795,791)
Reclassifications	(101,648)	(2,402,759)	(343,679)	(2,848,086)
Net assets	$ 827,193,155	$ 262,051,198	$ 5,564,459	$ 1,094,808,812

                The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three months and six months ended June 30, 2007 and 2006, by line of insurance.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Property and casualty insurance segment
Commercial lines:
Automobile	$ 17,851,571	$ 17,741,165	$ 35,691,542	$ 35,281,236
Property	15,452,299	15,137,083	30,754,633	30,165,479
Workers' compensation	15,570,672	16,127,402	30,707,239	30,492,645
Liability	17,673,490	16,890,986	35,442,460	33,606,033
Other	2,129,900	2,021,761	4,229,021	3,944,429
Total commercial lines	68,677,932	67,918,397	136,824,895	133,489,822

Personal lines:
Automobile	5,879,395	6,340,386	11,732,477	12,816,706
Property	5,084,905	5,482,378	10,127,436	11,024,990
Liability	160,927	154,184	322,671	306,598
Total personal lines	11,125,227	11,976,948	22,182,584	24,148,294
Total property and casualty insurance	$ 79,803,159	$ 79,895,345	$ 159,007,479	$ 157,638,116

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$ 2,718,633	$ 2,569,137	$ 4,780,320	$ 6,061,651
Property	5,884,419	4,301,373	8,481,398	6,794,488
Crop	136,147	111,103	105,432	57,501
Casualty	297,111	276,435	709,937	698,192
Marine/Aviation	175,419	1,556,498	122,774	3,534,023
Total pro rata reinsurance	9,211,729	8,814,546	14,199,861	17,145,855

Excess-of-loss reinsurance:
Property	7,690,630	6,502,434	14,938,367	12,690,875
Casualty	2,793,004	3,005,775	5,864,388	6,236,617
Surety	162	(179)	(5,026)	(1,344)
Total excess-of-loss reinsurance	10,483,796	9,508,030	20,797,729	18,926,148
Total reinsurance	$ 19,695,525	$ 18,322,576	$ 34,997,590	$ 36,072,003

Consolidated	$ 99,498,684	$ 98,217,921	$ 194,005,069	$ 193,710,119

6.       INCOME TAXES

The actual income tax expense for the three months and six months ended June 30, 2007 and 2006 differed from the “expected” tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Computed "expected" tax
expense	$ 6,991,676	$ 5,776,931	$ 14,302,163	$ 15,632,500

Increases (decreases) in
tax resulting from:
Tax-exempt interest
income	(1,079,300)	(1,079,732)	(2,172,762)	(2,165,343)
Proration of tax-exempt
interest and dividends
received deduction	183,349	176,593	366,338	360,246
Other, net	(109,935)	(182,801)	(324,244)	(241,502)
Income tax expense	$ 5,985,790	$ 4,690,991	$ 12,171,495	$ 13,585,901

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

Management of the Company carefully reviewed all individually significant tax positions during 2007 and concluded that the recording of any obligation related to an uncertain tax position under FIN 48 was not warranted. The Company did not recognize any interest or penalties related to U.S. federal or state income taxes during the three months and six months ended June 30, 2007 or 2006. It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files U.S. federal tax returns, along with various states income tax returns. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2003.

7.       EMPLOYEE RETIREMENT PLANS

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Pension plans:
Service cost	$ 2,129,861	$ 2,127,017	$ 4,259,722	$ 4,254,034
Interest cost	2,164,662	2,109,469	4,329,324	4,218,938
Expected return on plan assets	(3,224,223)	(2,503,819)	(6,448,446)	(5,007,638)
Amortization of net loss	47,591	294,765	95,182	589,530
Amortization of prior service costs	109,932	110,722	219,864	221,444
Net periodic pension benefit cost	$ 1,227,823	$ 2,138,154	$ 2,455,646	$ 4,276,308

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Postretirement benefit plans:
Service cost	$ 1,207,216	$ 1,236,397	$ 2,414,432	$ 2,472,794
Interest cost	1,249,105	1,244,894	2,498,210	2,489,788
Expected return on plan assets	(480,932)	(335,436)	(961,864)	(670,872)
Amortization of net loss	-	170,127	-	340,254
Net periodic postretirement
benefit cost	$ 1,975,389	$ 2,315,982	$ 3,950,778	$ 4,631,964

Pension expense allocated to the Company amounted to $378,534 and $757,070 for the three months and six months ended June 30, 2007, compared to $657,909 and $1,315,821 for the same periods in 2006.

Postretirement benefit expense allocated to the Company amounted to $566,839 and $1,133,676 for the three months and six months ended June 30, 2007, compared to $664,007 and $1,328,013 for the same periods in 2006.

Employers Mutual plans to contribute approximately $17,000,000 to the pension plan and $4,172,000 to the VEBA trusts in 2007. As of June 30, 2007, Employers Mutual has not made a contribution to the pension plan and has contributed $3,300,000 to the postretirement benefit plans’ VEBA trusts.

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
CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

COMPANY OVERVIEW

EMC Insurance Group Inc., a 56.6 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing 82.0 percent of consolidated premiums earned during the first six months of 2007. For purposes of this discussion, the term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the “EMC Insurance Companies.”

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

The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, Employers Mutual assumes reinsurance business from the Mutual Reinsurance Bureau (MRB) pool and this pool provides a small amount of reinsurance protection to the EMC Insurance Companies. As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the EMC Insurance Companies’ direct business, after ceded reinsurance protections purchased by the MRB pool are applied. In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law.

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

MANAGEMENT ISSUES AND PERSPECTIVES

During the second quarter of 2007 management continued to focus its efforts on developing and implementing strategies to facilitate profitable growth in the increasingly competitive insurance marketplace, and establishing and maintaining adequate and consistent loss and settlement expense reserves. Management also recently reviewed its long-term strategies for Farm and City Insurance Company, which is a subsidiary in the property and casualty insurance segment that ceased writing direct nonstandard risk automobile insurance business in 2004, but continues to participate in the pooling agreement. As a result of this review, management has determined that there are no identified uses for this company at this time and has therefore given preliminary approval to merging Farm and City into one of the other property and casualty insurance segment’s subsidiaries, EMCASCO Insurance Company. Following is a more detailed discussion of these issues. A discussion of other issues being addressed by management is presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2006 Form 10-K.

Developing and implementing strategies to facilitate profitable growth

On an overall basis, rate competition continued to increase moderately in the property and casualty insurance marketplace during the first six months of 2007, resulting in an approximate 4.8 percent decline in premium rate levels from June, 2006. Market conditions are expected to remain competitive during the remainder of 2007, which will likely result in a further decline in premium rate levels as the year progresses. As a result, top line growth will need to come from new business writings that are carefully selected and priced adequately, and continued efforts to maintain, or improve, policy retention. Personal lines growth is being generated primarily out of selected territories where it is believed the best profit potential exists. New policy counts have been trending upward recently and this trend continued during the first six months of 2007 as new policy counts increased 9.2 percent in commercial lines and 10.2 percent in personal lines over the first six months of 2006. Retention levels continue to exceed industry averages and remain at approximately 87 percent for commercial lines and 86 percent for personal lines.

During the past several years management has developed and implemented several new sophisticated underwriting tools that have not only contributed to the Company’s improved underwriting results, but are expected to facilitate better control and stability of the Company’s underwriting results in the future. Many of these underwriting tools, which are more commonly referred to as predictive modeling capabilities and monitoring tools, were not available during the last soft market and are expected to play a prominent role in the Company’s efforts to manage its operating results during the current soft market.

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

Management has sophisticated systems in place to monitor its underwriting and pricing practices. These systems allow management to analyze data at a summary level or to drill down to a more detailed level, such as by individual underwriter or individual account. Management can also track the level of utilization of the various tools and monitor how those tools affect underwriting and pricing decisions. The Company’s Rate Comparison System provides underwriters with real-time information about the “true” rate level change for each commercial renewal account by eliminating differences in exposures, coverage, deductibles and/or classifications. The information is available for every renewal and the underwriter has discretion in how it is used; however, the system captures the data for all renewals regardless of how the underwriter processes the renewal.

Management is currently exploring the potential benefits of certain data mining software tools. Management believes such software could provide easily accessible, highly insightful summary information that is quickly constructed from the vast amounts of data contained in the Company’s claims system. Such information offers the potential of alerting management of conditions that have affected the Company’s underwriting results in nearly limitless levels of detail. Once alerted, management could act quickly to adjust underwriting practices and/or pricing to address those conditions and thereby mitigate developing adverse trends.

These enhanced capabilities are designed to enable management to (1) track the quality of the Company’s book of business at nearly any level of detail, (2) monitor changes in the quality of the Company’s book of business over time, (3) assure that pricing and underwriting decisions are consistent with profit objectives, and (4) develop action plans to address specific book quality and profitability concerns, and quantify the impact of executing those plans.

Maintaining adequate and consistent loss and settlement expense reserves

The Company reported a large amount of favorable development on prior years’ reserves during the first six months of 2007, with the majority of the favorable development occurring in the property and casualty insurance segment. On a direct basis, approximately 62 percent of the favorable development came from case loss reserves and, in aggregate, all of this development is associated with the final settlement of closed claims. Approximately 25 percent of the favorable development came from incurred but not reported (IBNR) reserves, and was partially driven by a decline in IBNR emergence during this period. The remaining favorable development came from settlement expense reserves.

From management’s perspective, investors and potential investors should not place undo emphasis on the composition of the Company’s underwriting results (i.e. the breakdown between the amount of favorable development reported on prior years’ reserves versus the indicated current accident year results) because the Company’s reserving methodology does not lend itself to that type of analysis very well. Management believes that it is important for investors and potential investors to have an appropriate understanding of the Company’s reserving methodology so that they are able to properly interpret the Company’s results of operations and make informed investment decisions. Following is a brief discussion of the Company’s reserving methodology.

Management does not use accident year loss picks to establish the Company’s carried reserves. Case loss and IBNR reserves, as well as settlement expense reserves, are established independently of each other and added together to get the Company’s total loss and settlement expense reserve estimate.

At December 31, 2006, approximately 62 percent of the property and casualty insurance segment’s carried reserves were represented by case loss reserves, which are the individual reserves established for each reported claim based on the specific facts associated with each claim. Case loss reserves are based on the probable, or most likely, outcome for each claim, with probable outcome defined as what is most likely to be awarded if the case were to be decided by a civil court in the applicable venue or, in the case of a workers’ compensation case, by that state’s Worker’s Compensation Commission. On an individual claim basis, these case reserves represent the Company’s best estimate of exposure. However, when these individual case loss reserves are accumulated, the total is believed to be somewhat conservative because all claims will not be settled at the probable outcome amount.

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

Without a proper understanding of the Company’s reserving methodology, the current and more recent accident year combined ratios could be misinterpreted. For example, the Company reported a 91.2 percent combined ratio for the first six months of 2007. If you add back the large amount of favorable development experienced on prior years’ reserves during this period, it would appear that the 2007 accident year is generating a combined ratio of 107.5 percent through the first six months of the year, which, by the way, is down from 110.3 percent at the end of March. However, the Company’s current actuarial projections indicate that the 2007 accident year combined ratio will continue to decline as the accident year matures and will ultimately reach 98.2 percent.

It is management’s intention to continue to apply this reserving methodology on a consistent basis. With reasonably consistent levels of reserve adequacy, management expects earnings from downward development of prior accident year reserves to continue in future years. For that reason, management believes that less emphasis should be placed on the composition of the Company’s underwriting results between current and prior accident years, and more emphasis should be placed on where the Company’s carried reserves fall within the range of actuarial indications. At December 31, 2006, the Company’s actuarial analysis indicated that carried reserves were in the upper quartile of the range of actuarial reserve estimates. At June 30, 2007, the Company’s actuarial analysis indicated that carried reserves remained in the upper quartile of the range of actuarial reserve estimates; however, a moderate decline within the range was indicated.

As part of its ongoing effort to enhance the effectiveness of the Company’s reserving approaches, management is exploring the possibility of utilizing bulk case loss reserve adjustments to help maintain a consistent level of reserve adequacy in the future. If implemented, bulk case loss reserve adjustments (both positive and negative) would be established when necessary to keep the estimated adequacy of the Company’s carried case loss reserves at management’s best estimate of the Company’s overall liability. Current reserving practices and monitoring mechanisms were designed to achieve greater consistency in individual case loss reserve adequacy, so the use of a bulk reserve would most likely result in only moderate adjustments to carried reserves on a periodic basis.

Proposed merger of Farm and City Insurance Company into EMCASCO Insurance Company

Farm and City Insurance Company was formed in Iowa in 1962 to write nonstandard risk automobile insurance and was purchased by the Company in 1984. Due to changes in the nonstandard risk automobile insurance marketplace, Farm and City stopped writing direct business and implemented non-renewal procedures on all existing business in 2004; however, Farm and City has continued to participate in the pooling agreement and currently receives 1.5 percent of all pool business. Management recently completed a review of the long-term strategies for Farm and City and determined that there are no identified uses for the company at this time. Accordingly, management has given preliminary approval to a merger of Farm and City into one of the other property and casualty insurance segment’s subsidiaries, EMCASCO Insurance Company. If completed, this merger would result in Farm and City’s 1.5 percent pool participation percentage being assumed by EMCASCO Insurance Company and would increase EMCASCO Insurance Company’s pool participation percentage from 12 percent to 13.5 percent. The Company’s aggregate 30 percent pool participation percentage would not change. The goodwill currently carried on the Company’s financial statements stemming from the acquisition of Farm and City would not be impacted by the proposed merger. This merger is subject to approval of the boards of directors of each company and the Iowa Insurance Division. If approved, it is anticipated that this merger would be completed in the fourth quarter of 2007.

CRITICAL ACCOUNTING POLICIES

The accounting policies considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2006

Form 10-K.

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three months and six months ended June 30, 2007 and 2006 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2007	2006	2007	2006
Property and Casualty Insurance
Premiums earned	$ 79,803	$ 79,895	$ 159,007	$ 157,638
Losses and settlement expenses	45,736	46,966	87,733	82,606
Acquisition and other expenses	30,345	30,296	59,350	58,238
Underwriting gain	$ 3,722	$ 2,633	$ 11,924	$ 16,794

Loss and settlement expense ratio	57.3%	58.8%	55.2%	52.4%
Acquisition expense ratio	38.0%	37.9%	37.3%	36.9%
Combined ratio	95.3%	96.7%	92.5%	89.3%

Losses and settlement expenses (1):
Insured events of current year	$ 55,461	$ 61,484	$ 113,243	$ 101,420
Decrease in provision for insured
events of prior years	(9,725)	(14,518)	(25,510)	(18,814)
Total losses and settlement expenses	$ 45,736	$ 46,966	$ 87,733	$ 82,606

Catastrophe and storm losses	$ 9,417	$ 4,759	$ 11,852	$ 6,698

(1) The allocation of incurred losses and settlement expenses between events associated with the current accident year and events associated with prior accident years for the three months and six months ended June 30, 2006 reflect an adjustment in the factors utilized to allocate the direct IBNR reserve by accident year. For a detailed analysis of this issue, see the discussion under “Losses and settlement expenses – 2006 IBNR reserve accident year allocation factors.”

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2007	2006	2007	2006
Reinsurance
Premiums earned	$ 19,696	$ 18,323	$ 34,998	$ 36,072
Losses and settlement expenses	10,678	13,146	22,157	25,924
Acquisition and other expenses	3,958	4,179	7,639	8,156
Underwriting gain	$ 5,060	$ 998	$ 5,202	$ 1,992

Loss and settlement expense ratio	54.2%	71.7%	63.3%	71.9%
Acquisition expense ratio	20.1%	22.9%	21.8%	22.6%
Combined ratio	74.3%	94.6%	85.1%	94.5%

Losses and settlement expenses:
Insured events of current year	$ 14,364	$ 14,969	$ 28,148	$ 28,486
Decrease in provision for insured
events of prior years	(3,686)	(1,823)	(5,991)	(2,562)
Total losses and settlement expenses	$ 10,678	$ 13,146	$ 22,157	$ 25,924

Catastrophe and storm losses	$ 373	$ 3	$ 409	$ 204

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2007	2006	2007	2006
Consolidated
REVENUES
Premiums earned	$ 99,499	$ 98,218	$ 194,005	$ 193,710
Net investment income	11,655	11,369	23,643	23,147
Realized investment gains	217	2,188	1,513	4,033
Other income	151	224	271	333
	111,522	111,999	219,432	221,223
LOSSES AND EXPENSES
Losses and settlement expenses	56,414	60,112	109,890	108,530
Acquisition and other expenses	34,303	34,475	66,989	66,394
Interest expense	278	278	556	556
Other expense	550	629	1,133	1,079
	91,545	95,494	178,568	176,559

Income before income tax expense	19,977	16,505	40,864	44,664
Income tax expense	5,986	4,691	12,172	13,586
Net income	$ 13,991	$ 11,814	$ 28,692	$ 31,078

Net income per share	$ 1.02	$ 0.86	$ 2.09	$ 2.27

Loss and settlement expense ratio	56.7%	61.2%	56.6%	56.0%
Acquisition expense ratio	34.5%	35.1%	34.6%	34.3%
Combined ratio	91.2%	96.3%	91.2%	90.3%

Losses and settlement expenses (1):
Insured events of current year	$ 69,825	$ 76,453	$ 141,391	$ 129,906
Decrease in provision for insured
events of prior years	(13,411)	(16,341)	(31,501)	(21,376)
Total losses and settlement expenses	$ 56,414	$ 60,112	$ 109,890	$ 108,530

Catastrophe and storm losses	$ 9,790	$ 4,762	$ 12,261	$ 6,902

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

The Company reported its best second quarter since becoming a public company in 1982. Net income was $13,991,000 ($1.02 per share) for the three months ended June 30, 2007 compared to $11,814,000 ($0.86 per share) for the same period in 2006. This increase is largely attributed to a substantial improvement in the underwriting results of the reinsurance segment, and to a lesser extent, an improvement in the underwriting results of the property and casualty insurance segment, and was achieved despite a significant decline in realized investment gains. For the six months ended June 30, 2007, net income decreased to $28,692,000 ($2.09 per share) from the record $31,078,000 ($2.27 per share) reported for the same period in 2006. This decrease is attributed to a decline in the underwriting results of the property and casualty insurance segment and a decline in realized investment gains. The reinsurance segment reported an improvement in year-to-date underwriting results due to the strong second quarter results.

Premiums Earned

Premiums earned increased 1.3 percent and 0.2 percent to $99,499,000 and $194,005,000 for the three months and six months ended June 30, 2007 from $98,218,000 and $193,710,000 for the same periods in 2006. The increase for the three months ended June 30, 2007 is attributed to the reinsurance segment, which benefited from an increase in the estimate of earned but not reported (EBNR) premiums and an increase premiums on two existing contracts. The increase for the six months ended June 30, 2007 is attributed to the property and casualty insurance segment, which was able to achieve a small increase in top line growth despite a continued decline in premium rates. On an overall basis, rate competition continued to increase moderately in the property and casualty insurance marketplace during the first six months of 2007 and management expects market conditions to remain competitive for the remainder of the year, assuming there are no significant market altering catastrophic events. Consequently, the Company’s overall rate level is expected to continue to decline moderately during the remainder of 2007.

Premiums earned for the property and casualty insurance segment decreased 0.1 percent to $79,803,000 for the three months ended June 30, 2007 from $79,895,000 for the same period in 2006, but increased 0.9 percent to $159,007,000 for the six months ended June 30, 2007 from $157,638,000 for the same period in 2006. Underlying these changes in premium income is a continued decline in overall premium rate levels, which, through the first six months of 2007, has been offset by an increase in new business premium. Total policy count remained relatively flat during the first six months of 2007; however, policy count for the commercial lines of business, which generally carry a larger premium per policy, increased while policy count for the personal lines of business declined. The increase in the commercial lines policy count is attributed to recent initiatives targeted toward small businesses. Commercial lines new business premium was up 13.4 percent in the first six months of 2007, while retention rates increased slightly to 86.9 percent. Through the first six months of 2007, new business premium has exceeded the premium lost from declining premium rates and business not retained, resulting in a small increase in commercial lines premium income. In personal lines, management is continuing its efforts to increase premium production by identifying geographic areas with profit potential and focusing the efforts of the branch personnel in those territories. Personal lines new business premium was up 7.8 percent in the first six months of 2007; however, this new business premium was not sufficient to offset the premium lost from declining premium rates and business not retained, resulting in a small decline in personal lines premium income. Retention rates increased slightly to 85.0 percent in personal property and 87.5 percent in personal auto.

Premiums earned for the reinsurance segment increased 7.5 percent to $19,696,000 for the three months ended June 30, 2007 from $18,323,000 for the same period in 2006, but declined 3.0 percent to $34,998,000 for the six months ended June 30, 2007 from $36,072,000 for the same period in 2006. The increase for the three months ended June 30, 2007 reflects an increase of $891,000 in the estimate of EBNR premiums and a large increase in premiums on a German industrial proportional contract and a property and casualty excess program. A decline in MRB premiums (which is associated with an account that was not renewed) partially offset the increase in premiums earned for the three months ended June 30, 2007 and is primarily responsible for the decline in premiums earned for the first six months of 2007. Premium income for calendar year 2007 is currently projected to be approximately $69 million, which would represent a decline of approximately 6.0 percent from 2006.

Premium rates on reinsurance contract renewals were primarily flat, and in some cases, were down slightly. Premium rate increases that have been obtained have primarily been small and isolated to contracts with catastrophe losses in 2006 and coastal accounts with Hurricane Katrina, Rita and Wilma losses. There are indications of increasing rate competition in the reinsurance marketplace, which could result in lower rates on future contract renewals and on new contracts.

Premiums written for the reinsurance segment increased $4,350,000, or 14.5 percent, in the first half of 2007; however, this increase reflects a negative $3,440,000 portfolio adjustment made in the first quarter of 2006 in connection with Employers Mutual’s reduced participation in the MRB pool. Excluding this adjustment, written premiums increased $910,000, or 2.7 percent, in the first six months of 2007.

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

Losses and settlement expenses

2006 IBNR reserve accident year allocation factors

The allocation of incurred losses and settlement expenses between events associated with the current accident year and events associated with prior accident years for the three months and six months ended June 30, 2006 reflect an adjustment in the factors utilized to allocate the property and casualty insurance segment’s direct IBNR reserve by accident year. Following is a detailed discussion of this issue.

An IBNR reserve is established at the end of each quarter for every line of business. For financial reporting purposes, this IBNR reserve is allocated to the various loss accident years using actuarially determined factors. In early 2006, after analyzing the accident year allocation of the IBNR reserve for several prior years, management noted that at the beginning of a new calendar year an insufficient amount of the IBNR reserve appeared to be allocated to prior accident years. In other words, the IBNR reserve allocated to the various accident years at the end of recent calendar years appeared to be released too quickly during the subsequent calendar year.

In an attempt to address this situation, management adjusted the IBNR reserve accident year allocation factors so that a larger portion of the March 31, 2006 and June 30, 2006 IBNR reserve was retained in prior accident years, with a correspondingly smaller amount allocated to the current accident year. It is important to note that the adjustments made to the IBNR reserve accident year allocation factors did not have any impact on net income reported for the three months or six months ended June 30, 2006. The only impact of this change in accident year allocation factors was that the reported amount of favorable development experienced on prior years’ reserves was $5,360,000 less than what would have been reported had the factors not been adjusted ($5,392,000 greater than what would have been reported for the three months ended June 30, 2006). Conversely, the current accident year results were $5,360,000 better than what would have been experienced had the factors not been adjusted ($5,392,000 worse than what would have been experienced for the three months ended June 30, 2006), resulting in no affect on net income. The adjustments made to the 2006 accident year allocation factors were not effective, and were confusing to the readers of the Company’s financial statements. Therefore, management did not implement similar adjustments to the 2007 accident year allocation factors.

Following is a reconciliation of the development on prior years’ reserves for the property and casualty insurance segment from what would have been reported had the IBNR reserve accident year allocation factors not been adjusted, to the amount reported in the Company’s financial statements for the first and second quarters of 2006.

	Three months ended		Six months ended
($ in thousands)	March 31, 2006	June 30, 2006	June 30, 2006
Property and Casualty Insurance Segment
(Favorable) adverse development experienced
on prior years':
Direct case loss reserves	$ (11,250)	$ (7,680)	$ (18,930)
Direct IBNR reserves	(1,347)	(460)	(1,807)
Direct settlement expense reserves	(3,239)	(1,016)	(4,255)
Assumed and ceded reinsurance, net	788	30	818

Amount of favorable development on prior years'
reserves that would have been reported if the
IBNR reserve accident year allocation factors
had not been adjusted	(15,048)	(9,126)	(24,174)

Adverse (favorable) development on prior years'
reserves resulting from the adjustment of the
IBNR reserve accident year allocation factors on:
IBNR reserves	9,305	(4,672)	4,633
Settlement expense reserves	1,447	(720)	727
Total	10,752	(5,392)	5,360

Reported amount of favorable development
experienced on prior years' reserves after the
adjustment in the IBNR accident year allocation
factors	$ (4,296)	$ (14,518)	$ (18,814)

Losses and settlement expenses

Losses and settlement expenses decreased 6.2 percent to $56,414,000 for the three months ended June 30, 2007 from $60,112,000 for the same period in 2006, but increased 1.3 percent to $109,890,000 for the six months ended June 30, 2007 from $108,530,000 for the same period in 2006. The loss and settlement expense ratio declined to 56.7 percent for the three months ended June 30, 2007 from 61.2 percent for the same period in 2006, but increased slightly to 56.6 percent for the six months ended June 30, 2007 from 56.0 percent for the same period in 2006. The decrease in the ratio for the three months ended June 30, 2007 reflects the excellent underwriting results reported by the reinsurance segment, while the increase in the ratio for the six months ended June 30, 2007 reflects a rise in the property and casualty insurance segment’s losses.

The loss and settlement expense ratio for the property and casualty insurance segment decreased to 57.3 percent for the three months ended June 30, 2007 from 58.8 percent for the same period in 2006, but increased to 55.2 percent for the six months ended June 30, 2007 from 52.4 percent for the same period in 2006. The improvement for the three months ended June 30, 2007 is attributed to a decline in claim frequency and severity during the quarter. The decline in claim severity is partially attributed to a moderate decrease in the estimated adequacy of the segment’s case loss reserves during the second quarter. As previously noted, management is exploring the possibility of utilizing bulk case loss reserve adjustments to help maintain a consistent level of case loss reserve adequacy in the future; however, no decision has been made at this time. Partially offsetting the improvement in the loss and settlement expense ratio for the three months ended June 30, 2007 was an increase in catastrophe and storm losses, driven largely by losses from the Greensburg, Kansas tornado. Losses and settlement expenses from this event totaled $6,093,000 ($0.29 per share after tax). This event exhausted the annual aggregate deductibles on the pool’s reinsurance agreements for both individual (per risk) property losses and property catastrophe losses, thus future property losses that are incurred by the pool during the remainder of 2007 will be eligible for reinsurance recoveries. The increase in the loss and settlement expense ratio for the six months ended June 30, 2007 is attributed to an increase in catastrophe and storm losses and a slight increase in claim frequency. Favorable development experienced on prior years’ reserves was comparable between 2007 and 2006 (prior to the adjustment of the 2006 IBNR reserve accident year allocation factors), and provides continuing evidence of reserve adequacy. The steady decline in premium rate levels over the past two years increased the loss and settlement expense ratio by approximately 2.3 percentage points during the first six months of 2007.

                The loss and settlement expense ratio for the reinsurance segment improved to 54.2 percent and 63.3 percent for the three months and six months ended June 30, 2007 from 71.7 percent and 71.9 percent for the same periods in 2006. The improvement for the three months ended June 30, 2007 reflects an IBNR reserve reduction of $3,058,000, compared to an increase of $1,447,000 during the same period in 2006. For the first six months of 2007, IBNR reserves increased $1,787,000 compared to $1,939,000 for the same period in 2006. These adjustments to the IBNR reserves were implemented to maintain a consistent level of reserve adequacy. Increases in the amount of favorable development experienced on prior years’ reserves during the three months and six months ended June 30, 2007 also contributed to the improvement in the loss and settlement expense ratios.

Acquisition and other expenses

Acquisition and other expenses decreased 0.5 percent to $34,303,000 for the three months ended June 30, 2007 from $34,475,000 for the same period in 2006, but increased 0.9 percent to $66,989,000 for the six months ended June 30, 2007 from $66,394,000 for the same period in 2006. The acquisition expense ratio decreased to 34.5 percent for the three months ended June 30, 2007 from 35.1 percent for the same period in 2006, but increased to 34.6 percent for the six months ended June 30, 2007 from 34.3 percent for the same period in 2006. The decrease in the ratio for the three months ended June 30, 2007 is primarily attributed to a higher level of amortization of deferred policy acquisition costs in the reinsurance segment in 2006, while the increase for the six months ended June 30, 2007 is associated with an increase in policyholder dividends in the property and casualty insurance segment.

For the property and casualty insurance segment, the acquisition expense ratio increased to 38.0 percent and 37.3 percent for the three months and six months ended June 30, 2007 from 37.9 percent and 36.9 percent for the same periods in 2006. These increases were primarily driven by an increase in policyholder dividends during the second quarter of 2007, but were partially offset by a decline in hurricane related assessments (Mississippi Windstorm Underwriting Association assessments for Hurricane Katrina in the second quarter of 2006) and guaranty fund assessments. Hurricane related assessments, including the Mississippi Windstorm Underwriting Association assessment, are recoverable from reinsurers and are included as a reduction of losses (reflected in the loss and settlement expense ratio).

For the reinsurance segment, the acquisition expense ratio declined to 20.1 percent and 21.8 percent for the three months and six months ended June 30, 2007 from 22.9 percent and 22.6 percent for the same periods in 2006. The declines for both the three months and six months ended June 30, 2007 are largely due to a decline in unearned premium reserves during 2006, which resulted in a higher level of amortization of deferred acquisition costs during those periods. The decline for the six months ended June 30, 2007 was limited by Employers Mutual’s reduced participation in the MRB pool in 2006. In connection with this change in pool participation, the reinsurance subsidiary recognized $1,343,000 of commission income in the first quarter of 2006 as reimbursement for expenses previously incurred to generate the reinsurance business that was transferred to the new assuming members on January 1, 2006. This commission income was partially offset by $688,000 of deferred policy acquisition costs that were amortized to expense as a result of the change in pool participation.

Investment results

Net investment income increased 2.5 percent and 2.1 percent to $11,655,000 and $23,643,000 for the three months and six months ended June 30, 2007 from $11,369,000 and $23,147,000 for the same periods in 2006. These increases are primarily attributed to higher average invested asset balances and a small increase in the yield on fixed maturity securities.

The Company reported net realized investment gains of $217,000 and $1,513,000 for the three months and six months ended June 30, 2007, down from $2,188,000 and $4,033,000 for the same periods in 2006. The declines in net realized investments gains are primarily associated with the Company’s equity portfolio. The Company recognized “other-than-temporary” investment impairment losses totaling $324,000 and $384,000 during the three months and six months ended June 30, 2007. During the first six months of 2006 the Company recognized a $45,000 “other-than-temporary” investment impairment loss in the first quarter. These impairment losses were recognized because the Company’s outside equity manager indicated that they would likely sell these securities, which were in an unrealized loss position, before they recovered to their cost basis. As a result, the intent to hold these securities to recovery did not exist.

Income tax

Income tax expense increased 27.6 percent to $5,986,000 for the three months ended June 30, 2007 from $4,691,000 for the same period in 2006, but declined 10.4 percent to $12,172,000 for the six months ended June 30, 2007 from $13,586,000 for the same period in 2006. The effective tax rate for the three months and six months ended June 30, 2007 was 30.0 percent and 29.8 percent, compared to 28.4 percent and 30.4 percent for the same periods in 2006. The fluctuations in the effective tax rates reflect the changes in pre-tax income earned during these periods relative to the amount of tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations. The Company had negative cash flows from operations of $4,572,000 and $5,776,000 during the first six months of 2007 and 2006, respectively. These negative cash flows are primarily attributed to agents’ profit share payments made during the first quarter of each year, based on the prior year’s results. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims. These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity. When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies. In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. As of June 30, 2007, the Company did not have any significant variations between the maturity dates of its investments and the expected payments of its loss and settlement expense reserves.

The Company is a holding company whose principal asset is its investment in its insurance subsidiaries. As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet all obligations, including cash dividends to stockholders. State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval. The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2007 without prior regulatory approval is approximately $57,702,000. The Company received $2,500,000 and $5,000,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $4,679,000 and $4,385,000 in the first six months of 2007 and 2006, respectively.

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

                The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to pay claims and expenses. At June 30, 2007, approximately 54 percent of the Company’s fixed maturity securities were in U.S. government or U.S. government-sponsored agency securities. A variety of maturities are maintained in the Company’s portfolio to assure adequate liquidity. The maturity structure of the fixed maturity securities is also established by the relative attractiveness of yields on short, intermediate and long-term securities. The Company does not invest in high-yield, non-investment grade debt securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

The Company considers itself to be a long-term investor and generally purchases fixed maturity securities with the intent to hold them to maturity. Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio. The Company had net unrealized holding gains, net of deferred taxes, on fixed maturity securities available-for-sale totaling $683,000 and $6,319,000 at June 30, 2007 and December 31, 2006, respectively. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments is not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

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

The Company held $120,000 and $552,000 in minority ownership interests in limited partnerships and limited liability companies at June 30, 2007 and December 31, 2006, respectively. The Company does not hold any other unregistered securities.

The Company’s cash balance was $147,000 and $196,000 at June 30, 2007 and December 31, 2006, respectively.

During the first six months of 2007, Employers Mutual contributed $3,300,000 to the postretirement plans’ VEBA trusts, but did not make any contributions to the pension plans. In 2007, Employers Mutual expects to make contributions totaling $17,000,000 to the pension plans and $4,172,000 to the postretirement plans’ VEBA trusts. The Company reimbursed Employers Mutual $941,000 for its share of the contribution to the postretirement benefit plans.

Employers Mutual contributed $27,596,000 to the pension plan and $5,100,000 to the postretirement benefit plans in 2006. During the first six months of 2006, no contributions were made to the pension plan and $4,200,000 was contributed to the postretirement benefit plans. The Company reimbursed Employers Mutual $8,410,000 for its share of the pension contribution in 2006 (no reimbursement was paid in the first six months of 2006) and $1,455,000 for its share of the postretirement benefit plans contribution in 2006 (includes $1,198,000 during the first six months 2006).

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations. For the Company’s insurance subsidiaries, capital resources are required to support premium writings. Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one. On an annualized basis, all of the Company’s insurance subsidiaries were well under this guideline at June 30, 2007.

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

The Company had total cash and invested assets with a carrying value of $993.4 million as of June 30, 2007 and $1.0 billion as of December 31, 2006. The following table summarizes the Company’s cash and invested assets as of the dates indicated:

	June 30, 2007
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturity securities held-to-maturity	$ 5,651	$ 5,700	0.6%	$ 5,651
Fixed maturity securities available-for-sale	796,422	797,473	80.3%	797,473
Equity securities available-for-sale	81,977	125,703	12.6%	125,703
Cash	147	147	-	147
Short-term investments	64,320	64,320	6.5%	64,320
Other long-term investments	120	120	-	120
	$ 948,637	$ 993,463	100.0%	$ 993,414

	December 31, 2006
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturity securities held-to-maturity	$ 5,680	$ 5,769	0.6%	$ 5,680
Fixed maturity securities available-for-sale	796,115	805,837	80.4%	805,837
Equity securities available-for-sale	77,089	112,527	11.2%	112,527
Cash	196	196	-	196
Short-term investments	76,723	76,723	7.7%	76,723
Other long-term investments	552	552	0.1%	552
	$ 956,355	$ 1,001,604	100.0%	$ 1,001,515

                The amortized cost and estimated fair value of fixed maturity and equity securities at June 30, 2007 were as follows:

Held-to-maturity
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
($ in thousands)	cost	gains	losses	fair value
U.S. government-sponsored agencies	$ 4,997	$ 8	$ -	$ 5,005
Mortgage-backed securities	654	41	-	695
Total securities held-to-maturity	$ 5,651	$ 49	$ -	$ 5,700

	Available-for-sale
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
($ in thousands)	cost	gains	losses	fair value
U.S. treasury securities	$ 4,720	$ 4	$ -	4,724
U.S. government-sponsored agencies	427,336	37	7,743	419,630
Obligations of states and political subdivisions	249,224	6,635	723	255,136
Mortgage-backed securities	14,180	734	25	14,889
Public utility securities	6,003	258	-	6,261
Debt securities issued by foreign governments	6,831	55	33	6,853
Corporate securities	88,128	2,319	467	89,980
Total fixed maturity securities	796,422	10,042	8,991	797,473

Common stocks	70,477	43,757	74	114,160
Non-redeemable preferred stocks	11,500	175	132	11,543
Total equity securities	81,977	43,932	206	125,703
Total securities available-for-sale	$ 878,399	$ 53,974	$ 9,197	$ 923,176

The Company’s insurance and reinsurance subsidiaries have $36 million of surplus notes issued to Employers Mutual. These surplus notes have an annual interest rate of 3.09 percent and do not have a maturity date. Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile. The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries. The Company’s subsidiaries incurred interest expense of $556,000 in the first six months of 2007 and 2006 on these surplus notes.

As of June 30, 2007, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations

The Company recorded $384,000 of “other-than-temporary” investment impairment losses in the first six months of 2007 on seven equity securities (includes $324,000 of impairment losses during the three months ended June 30, 2007 on four equity securities). These impairment losses were recognized because the Company’s outside equity manager indicated that they would likely sell these securities, which were in an unrealized loss position, before they recovered to their cost basis. As a result, the intent to hold these securities to recovery did not exist. The Company recorded $45,000 of “other-than-temporary” investment impairment losses during the first quarter of 2006 on Ford Motor Company common stock. No additional impairment losses were recognized during the second quarter of 2006.

The Company has no direct exposure to sub-prime residential lending, holding only $1,600,000 of residential mortgage-backed securities, all of which are seasoned Government National Mortgage Association thirty year fixed maturity securities. No residential collateralized debt obligations or collateralized mortgage obligations are held.

The Company does have indirect exposure to sub-prime residential lending markets as it has significant holdings of government agency securities, as well as fixed maturity and equity securities in both the banking and financial services sectors. While these holdings do not include companies engaged in originating residential lending as their primary business, it does include companies that may be indirectly engaged in this type of lending. However, none of these securities have been considered for other-than-temporary impairment at this time.

At June 30, 2007, the Company had unrealized losses on held-to-maturity and available-for-sale securities as presented in the table below. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services. None of these securities are considered to be in concentrations by either security type or industry. The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired. Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. Based on these factors, and the Company’s ability and intent to hold the securities until recovery or maturity, it was determined that the carrying value of these securities was not “other-than-temporarily” impaired at June 30, 2007. Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $5,978,000, net of tax; however, the Company’s financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

                Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of June 30, 2007.

		Unrealized
Description of securities	Fair value	losses
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
Less than six months	$ 126,953	$ 1,915
Six to twelve months	30,768	384
Twelve months or longer	316,226	6,692
Total fixed maturity securities	473,947	8,991

Equity securities:
Less than six months	7,389	206
Six to twelve months	-	-
Twelve months or longer	-	-
Total equity securities	7,389	206

Total temporarily
impaired securities	$ 481,336	$ 9,197

The Company’s investment in Sears Roebuck Acceptance Corporation fixed maturity securities was non-investment grade at June 30, 2007 and was carried at an unrealized loss before tax of $4,000. All other non-investment grade fixed maturity securities held at June 30, 2007 (Great Lakes Chemical Corporation and US Freightways Corporation) were in an unrealized gain position. The Company does not purchase non-investment grade securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

The Company recognized $803,000 of gross realized losses in the first six months of 2007. The gross realized losses included $420,000 from the sale of equity securities and $383,000 of “other-than-temporary” investment impairment losses on seven equity securities. Gross realized losses recognized of $689,000 were in an unrealized loss position for three months or less and $114,000 were in an unrealized loss position for over three months to six months. No realized losses were recognized on fixed maturity securities.

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

The following table reflects the Company’s contractual obligations as of June 30, 2007. Included in the table are the estimated payments that the Company expects to make in the settlement of its loss reserves and with respect to its long-term debt. One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014. Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2017. All lease costs are included as expenses under the pooling agreement, after allocation of the portion of these expenses to the subsidiaries that do not participate in the pooling agreement. The table reflects the Company’s current 30.0 percent aggregate participation in the pooling agreement. The Company’s contractual obligation for long-term debt did not change from that presented in the Company’s 2006 Form 10-K.

	Payments due by period
		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
Contractual obligations	($ in thousands)
Loss and settlement expense
reserves (1)	$ 544,740	$ 216,098	$ 194,309	$ 73,594	$ 60,739
Long-term debt (2)	36,000	-	-	-	36,000
Interest expense on
long-term debt (3)	11,124	1,112	2,225	2,225	5,562
Real estate operating leases	7,101	688	2,339	2,025	2,049
Total	$ 598,965	$ 217,898	$ 198,873	$ 77,844	$ 104,350

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

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business. Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in that state. Many states allow assessments to be recovered through premium tax offsets. Estimated guaranty fund assessments of $1,495,000 and $1,451,000 and related premium tax offsets of $1,053,000 and $929,000 have been accrued as of June 30, 2007 and December 31, 2006, respectively. The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments. The participants in the pooling agreement are also subject to second-injury fund assessments which are designed to encourage employers to employ a worker with a pre-existing disability. Estimated second-injury fund assessments of $1,620,000 and $1,769,000 have been accrued as of June 30, 2007 and December 31, 2006, respectively. The second injury fund assessment accruals are based on projected loss payments. The periods over which the assessments will be paid is not known.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating what impact, if any, this statement will have on its financial statements.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first six months of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended June 30, 2007:

Issuer Purchases of Equity Securities
				(c) Total number		(d) Maximum number
	(a) Total		(b) Average	of shares (or		(or approximate dollar
	number of		price	units) purchased		value) of shares
	shares		paid	as part of publicly		(or units) that may yet
	(or units)		per share	announced plans		be purchased under
Period	purchased		(or unit)	or programs		the plans or programs

4/1/07 - 4/30/07	485	(1)	$ 25.31	-	(2)	$ 6,064,169

5/1/07 - 5/31/07	125	(1)	24.73	-	(2)	6,064,169

6/1/07 - 6/30/07	1,241	(1)	25.23	-	(2)	6,064,169

Total	1,851		$ 25.22	-		$ 6,064,169

(1) 485, 125 and 1,241 shares were purchased in the open market during April, May and June, respectively, under the Company’s dividend reinvestment and common stock purchase plan.

(2) On May 12, 2005 the Company announced that its parent company, Employers Mutual Casualty Company, had initiated a $15 million stock purchase program under which Employers Mutual would purchase shares of the Company’s common stock in the open market. This purchase program was effective immediately and does not have an expiration date.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Annual Meeting of Stockholders
EMC Insurance Group Inc.
May 24, 2007

(b)	The following seven persons were elected to serve as directors of the Company for the ensuing year:

Margaret A. Ball	George C. Carpenter III
David J. Fisher	Bruce G. Kelley
George W. Kochheiser	Raymond A. Michel
Joanne L. Stockdale

       (c)Items voted upon and number of votes cast:

1.	Election of directors:

Nominee	Votes Cast for	Votes Withheld
Margaret A. Ball	12,812,866	79,246
George C. Carpenter III	12,745,991	146,121
David J. Fisher	12,766,555	125,557
Bruce G. Kelley	12,766,913	125,199
George W. Kochheiser	12,759,168	132,944
Raymond A. Michel	12,745,244	146,868
Joanne L. Stockdale	12,794,139	97,973

2.	Proposal to approve the 2007 Employers Mutual Casualty Company Stock Incentive Plan.

For	10,394,816	Against	2,024,960	Abstain	17,478	Broker non-votes	454,858

3.	Proposal to ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm of the Company for the year ending December 31, 2007:

For	12,842,218	Against	36,063	Abstain	13,831

(d)	None.

ITEM 6.	EXHIBITS

10(v)	2007 Employers Mutual Casualty Company Stock Incentive Plan. (Incorporated by reference to Registration No. 333-143457.)

10(w)	Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan II.

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President & Chief Executive Officer

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and
Chief Financial Officer

Date: August 9, 2007

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit number	Item	Page number

10(w)	Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan II.	42

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	78

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	79

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	80

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	81