Form 10-Q
period 2007-09-30
EMC INSURANCE GROUP INC
filed 2007-11-08
CIK 356130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common stock, $1.00 par value	13,769,040

Total pages	44

TABLE OF CONTENTS

PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II	OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 6.	Exhibits	38

Signatures	39

Index to Exhibits	40

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost
(fair value $689,713 and $5,768,918)	$ 646,231	$ 5,679,960
Securities available-for-sale, at fair value
(amortized cost $704,618,383 and $706,273,867)	716,632,700	716,927,579
Fixed maturity securities on loan:
Securities available-for-sale, at fair value
(amortized cost $117,803,231 and $89,841,454)	117,587,372	88,909,477
Equity securities available-for-sale, at fair value
(cost $84,618,773 and $77,089,044)	131,191,784	112,527,480
Other long-term investments, at cost	110,741	552,202
Short-term investments, at cost	48,736,732	76,722,652
Total investments	1,014,905,560	1,001,319,350

Balances resulting from related party transactions with
Employers Mutual:
Reinsurance receivables	35,627,106	37,805,569
Prepaid reinsurance premiums	5,201,165	4,807,822
Deferred policy acquisition costs	36,809,197	33,662,408
Defined benefit retirement plan, prepaid asset	6,980,819	7,836,958
Other assets	4,212,284	2,410,120
Indebtedness of related party	11,035,833	-

Cash	180,758	196,274
Accrued investment income	12,103,536	11,363,814
Accounts receivable (net of allowance for uncollectible
accounts of $0 and $0)	186,290	205,046
Income taxes recoverable	3,713,315	1,888,935
Deferred income taxes	8,726,266	12,403,141
Goodwill	941,586	941,586
Securities lending collateral	120,447,457	91,317,719
Total assets	$ 1,261,071,172	$ 1,206,158,742

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2007	2006
LIABILITIES
Balances resulting from related party transactions with
Employers Mutual:
Losses and settlement expenses	$ 541,681,797	$ 548,547,982
Unearned premiums	170,048,692	155,653,799
Other policyholders' funds	8,112,281	7,320,536
Surplus notes payable	36,000,000	36,000,000
Indebtedness to related party	-	18,621,351
Employee retirement plans	18,798,959	17,700,372
Other liabilities	19,816,596	22,702,661

Securities lending obligation	120,447,457	91,317,719
Total liabilities	914,905,782	897,864,420

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000
shares; issued and outstanding, 13,767,770
shares in 2007 and 13,741,663 shares in 2006	13,767,770	13,741,663
Additional paid-in capital	107,778,890	107,016,563
Accumulated other comprehensive income	33,616,493	24,934,903
Retained earnings	191,002,237	162,601,193
Total stockholders' equity	346,165,390	308,294,322
Total liabilities and stockholders' equity	$ 1,261,071,172	$ 1,206,158,742

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

All balances presented below, with the exception of net investment income, realized investment gains (losses) and income tax expense (benefit), are the result of related party transactions with Employers Mutual.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES
Premiums earned	$ 96,814,666	$ 95,149,396	$ 290,819,735	$ 288,859,515
Investment income, net	12,252,434	11,641,340	35,894,974	34,788,213
Realized investment gains (losses)	(281,192)	(1,021,377)	1,232,099	3,011,392
Other income	111,646	99,312	382,547	432,205
	108,897,554	105,868,671	328,329,355	327,091,325
LOSSES AND EXPENSES
Losses and settlement expenses	64,535,472	55,839,336	174,425,544	164,369,163
Dividends to policyholders	2,443,572	3,885,873	6,180,287	6,617,016
Amortization of deferred policy acquisition costs	20,948,818	19,786,485	65,220,446	63,778,035
Other underwriting expenses	11,183,359	10,295,721	30,164,170	29,966,916
Interest expense	278,100	278,100	834,300	834,300
Other expense	720,358	454,925	1,853,410	1,533,378
	100,109,679	90,540,440	278,678,157	267,098,808

Income before income tax expense	8,787,875	15,328,231	49,651,198	59,992,517

INCOME TAX EXPENSE (BENEFIT)
Current	1,991,833	4,535,291	15,229,164	19,398,138
Deferred	68,005	(181,524)	(997,831)	(1,458,470)
	2,059,838	4,353,767	14,231,333	17,939,668

Net income	$ 6,728,037	$ 10,974,464	$ 35,419,865	$ 42,052,849

Net income per common share
-basic and diluted	$ 0.49	$ 0.80	$ 2.57	$ 3.07

Dividend per common share	$ 0.17	$ 0.16	$ 0.51	$ 0.48

Average number of common shares outstanding
-basic and diluted	13,764,763	13,730,067	13,759,465	13,703,746

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$ 6,728,037	$ 10,974,464	$ 35,419,865	$ 42,052,849

OTHER COMPREHENSIVE INCOME
Change in unrealized holding gains on
investment securities, before deferred income
tax expense	13,310,652	17,827,894	14,440,572	3,663,688
Deferred income tax expense	4,658,728	6,239,763	5,054,202	1,282,291
	8,651,924	11,588,131	9,386,370	2,381,397

Reclassification adjustment for realized
investment (gains) losses included in net income,
before income tax (expense) benefit	284,017	1,021,377	(1,229,274)	(3,011,392)
Income tax (expense) benefit	99,406	357,482	(430,246)	(1,053,987)
	184,611	663,895	(799,028)	(1,957,405)

Adjustment for amounts recognized in net
periodic benefit cost for pension plans,
before deferred income tax expense:
Net actuarial loss	15,106	-	45,318	-
Prior service cost	33,227	-	99,681	-
	48,333	-	144,999	-
Deferred income tax expense	16,917	-	50,751	-
	31,416	-	94,248	-

Other comprehensive income	8,867,951	12,252,026	8,681,590	423,992

Total comprehensive income	$ 15,595,988	$ 23,226,490	$ 44,101,455	$ 42,476,841

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 35,419,865	$ 42,052,849

Adjustments to reconcile net income to net cash
provided by operating activities:
Balances resulting from related party transactions
with Employers Mutual:
Losses and settlement expenses	(6,866,185)	(5,442,381)
Unearned premiums	14,394,893	10,551,635
Other policyholders' funds	791,745	1,551,185
Indebtedness to related party	(29,657,184)	(42,293,563)
Employee retirement plans	2,099,725	3,049,036
Reinsurance receivables	2,178,463	7,364,481
Prepaid reinsurance premiums	(393,343)	(663,447)
Commission payable	(4,363,756)	(2,274,088)
Interest payable	(278,100)	(278,100)
Prepaid assets	(1,783,960)	(931,124)
Deferred policy acquisition costs	(3,146,789)	(2,122,934)
Stock-based compensation plans	65,148	139,733
Other, net	1,827,137	1,473,500

Accrued investment income	(739,722)	(595,091)
Accrued income tax:
Current	(1,824,381)	1,192,976
Deferred	(997,831)	(1,458,470)
Realized investments gains	(1,232,099)	(3,011,392)
Accounts receivable	18,756	(51,092)
Amortization of premium/discount on securities	647,216	577,744
	(29,260,267)	(33,221,392)
Net cash provided by operating activities	$ 6,159,598	$ 8,831,457

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Nine months ended September 30,
	2007	2006
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities
held-to-maturity	$ 5,037,323	$ 14,084,574
Purchases of fixed maturity securities
available-for-sale	(107,060,225)	(41,588,920)
Disposals of fixed maturity securities
available-for-sale	80,302,852	28,161,504
Purchases of equity securities
available-for-sale	(31,937,163)	(35,753,399)
Disposals of equity securities
available-for-sale	25,439,802	32,248,033
Purchases of other long-term investments	-	(300,000)
Disposals of other long-term investments	441,461	2,344,091
Net (purchases) sales of short-term investments	27,985,921	(3,470,697)
Net cash provided by (used in) investing activities	209,971	(4,274,814)

CASH FLOWS FROM FINANCING ACTIVITIES
Balances resulting from related party transactions
with Employers Mutual:
Issuance of common stock through Employers
Mutual's incentive stock option plans	633,736	1,879,914
Dividends paid to Employers Mutual	(3,968,999)	(3,735,529)

Dividends paid to public stockholders	(3,049,822)	(2,847,226)
Net cash used in financing activities	(6,385,085)	(4,702,841)

NET DECREASE IN CASH	(15,516)	(146,198)
Cash at the beginning of the year	196,274	333,048

Cash at the end of the quarter	$ 180,758	$ 186,850

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

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance for de-recognition of tax positions, financial statement classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. Adoption of FIN 48 had no effect on the operating results of the Company, as an assessment of the Company’s tax positions indicated no uncertainties that would warrant different recognition and valuation from that applied in the Company’s tax returns.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating what impact, if any, this statement will have on the Company’s financial statements.

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

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months and nine months ended September 30, 2007 and 2006 is presented below.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Premiums written
Direct	$ 64,057,539	$ 60,258,600	$ 162,432,055	$ 148,110,663
Assumed from nonaffiliates	904,235	661,288	2,472,897	2,768,436
Assumed from affiliates	117,803,076	118,737,525	321,996,815	316,160,134
Ceded to nonaffiliates	(7,450,587)	(7,507,043)	(19,898,287)	(20,305,560)
Ceded to affiliates	(64,057,539)	(60,258,600)	(162,432,055)	(148,110,663)
Net premiums written	$ 111,256,724	$ 111,891,770	$ 304,571,425	$ 298,623,010

Premiums earned
Direct	$ 52,590,391	$ 45,795,252	$ 150,153,956	$ 139,783,274
Assumed from nonaffiliates	883,141	676,425	2,608,600	2,980,602
Assumed from affiliates	102,496,622	101,156,124	307,716,075	305,521,032
Ceded to nonaffiliates	(6,565,097)	(6,683,153)	(19,504,940)	(19,642,119)
Ceded to affiliates	(52,590,391)	(45,795,252)	(150,153,956)	(139,783,274)
Net premiums earned	$ 96,814,666	$ 95,149,396	$ 290,819,735	$ 288,859,515

Losses and settlement expenses incurred
Direct	$ 30,267,335	$ 25,240,778	$ 76,659,766	$ 65,641,078
Assumed from nonaffiliates	766,092	276,012	1,746,453	2,076,245
Assumed from affiliates	62,623,737	55,609,073	178,994,616	167,565,484
Ceded to nonaffiliates	1,145,643	(45,749)	(6,315,525)	(5,272,566)
Ceded to affiliates	(30,267,335)	(25,240,778)	(76,659,766)	(65,641,078)
Net losses and settlement
expenses incurred	$ 64,535,472	$ 55,839,336	$ 174,425,544	$ 164,369,163

            For 2006, premiums written assumed from affiliates and net premiums written reflect an adjustment for the reduction in Employers Mutual’s participation in the Mutual Reinsurance Bureau (MRB) pool. The board of directors of the MRB pool approved the admission of Kentucky Farm Bureau Mutual Insurance Company and Country Mutual Insurance Company as new assuming companies to the pool effective January 1, 2006. This reduced Employers Mutual’s participation in the pool from a one-third share to an approximate one-fifth share (Country Mutual is only assuming property exposures). The premiums written assumed from affiliates and net premiums written amounts for the nine months ended September 30, 2006 include a negative $3,440,024 portfolio adjustment related to this change in participation.

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

The Company recognized compensation expense of $46,243 and $42,362 for the three months and $154,698 and $139,733 for the nine months (gross and net of tax) ended September 30, 2007 and 2006, respectively, related to the 2003 Plan. The Company recognized compensation expense of $6,997 ($4,548 net of tax) and negative compensation expense of $89,550 ($58,208 net of tax) during the three months and nine months ended September 30, 2007, respectively, related to a stock appreciation rights agreement that is being accounted for as a liability-classified award. During the first nine months of 2007, 117,250 options were granted under the 2003 Plan to eligible participants at a price of $25.455 and 29,746 options were exercised under the plans at prices ranging from $9.25 to $24.60.

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

Summarized financial information for the Company’s segments is as follows:

	Property and
Three months ended	casualty		Parent
September 30, 2007	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 80,451,433	$ 16,363,233	$ -	$ 96,814,666

Underwriting loss	(1,969,708)	(326,847)	-	(2,296,555)
Net investment income	9,056,171	3,142,939	53,324	12,252,434
Realized investment losses	(136,583)	(144,609)	-	(281,192)
Other income	111,646	-	-	111,646
Interest expense	193,125	84,975	-	278,100
Other expenses	168,647	305,399	246,312	720,358
Income (loss) before income
tax expense (benefit)	$ 6,699,754	$ 2,281,109	$ (192,988)	$ 8,787,875

	Property and
Three months ended	casualty		Parent
September 30, 2006	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 79,792,950	$ 15,356,446	$ -	$ 95,149,396

Underwriting gain	3,614,855	1,727,126	-	5,341,981
Net investment income	8,499,258	3,057,137	84,945	11,641,340
Realized investment losses	(450,551)	(570,826)	-	(1,021,377)
Other income	116,146	(16,834)	-	99,312
Interest expense	193,125	84,975	-	278,100
Other expenses	157,291	95,907	201,727	454,925
Income (loss) before income
tax expense (benefit)	$ 11,429,292	$ 4,015,721	$ (116,782)	$ 15,328,231

	Property and
Nine months ended	casualty		Parent
September 30, 2007	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 239,458,912	$ 51,360,823	$ -	$ 290,819,735

Underwriting gain	9,954,676	4,874,612	-	14,829,288
Net investment income	26,617,782	9,090,610	186,582	35,894,974
Realized investment gains	1,189,693	42,406	-	1,232,099
Other income	382,547	-	-	382,547
Interest expense	579,375	254,925	-	834,300
Other expenses	641,873	481,199	730,338	1,853,410
Income (loss) before income
tax expense (benefit)	$ 36,923,450	$ 13,271,504	$ (543,756)	$ 49,651,198

Assets	$ 981,144,742	$ 278,148,795	$ 346,238,064	$ 1,605,531,601
Eliminations	-	-	(343,549,138)	(343,549,138)
Reclassifications	(337)	(910,954)	-	(911,291)
Net assets	$ 981,144,405	$ 277,237,841	$ 2,688,926	$ 1,261,071,172

	Property and
Nine months ended	casualty		Parent
September 30, 2006	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 237,431,066	$ 51,428,449	$ -	$ 288,859,515

Underwriting gain	20,409,844	3,718,541	-	24,128,385
Net investment income	25,591,445	9,002,859	193,909	34,788,213
Realized investment gains	2,933,217	78,175	-	3,011,392
Other income	432,205	-	-	432,205
Interest expense	579,375	254,925	-	834,300
Other expenses	883,876	95,907	553,595	1,533,378
Income (loss) before income
tax expense (benefit)	$ 47,903,460	$ 12,448,743	$ (359,686)	$ 59,992,517

Assets	$ 900,441,918	$ 265,024,029	$ 299,931,829	$ 1,465,397,776
Eliminations	-	-	(294,336,545)	(294,336,545)
Reclassifications	-	-	(125,890)	(125,890)
Net assets	$ 900,441,918	$ 265,024,029	$ 5,469,394	$ 1,170,935,341

            The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three months and nine months ended September 30, 2007 and 2006, by line of business.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Property and casualty insurance segment
Commercial lines:
Automobile	$ 17,993,974	$ 17,974,796	$ 53,685,516	$ 53,256,032
Property	15,564,687	15,414,005	46,319,320	45,579,484
Workers' compensation	15,813,824	14,694,155	46,521,063	45,186,800
Liability	17,747,214	17,756,987	53,189,674	51,363,020
Other	2,171,959	2,112,694	6,400,980	6,057,123
Total commercial lines	69,291,658	67,952,637	206,116,553	201,442,459

Personal lines:
Automobile	5,897,566	6,201,051	17,630,043	19,017,757
Property	5,100,273	5,478,664	15,227,709	16,503,654
Liability	161,936	160,598	484,607	467,196
Total personal lines	11,159,775	11,840,313	33,342,359	35,988,607
Total property and casualty insurance	$ 80,451,433	$ 79,792,950	$ 239,458,912	$ 237,431,066

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$ 2,491,887	$ 1,917,950	$ 7,272,207	$ 7,979,601
Property	1,990,759	2,810,741	10,472,157	9,605,229
Crop	690,259	69,105	795,691	126,606
Casualty	565,624	384,864	1,275,561	1,083,056
Marine/Aviation	286,499	(574,326)	409,273	2,959,697
Total pro rata reinsurance	6,025,028	4,608,334	20,224,889	21,754,189

Excess-of-loss reinsurance:
Property	7,564,369	7,620,369	22,502,736	20,311,244
Casualty	2,773,874	3,136,045	8,638,262	9,372,662
Surety	(38)	(8,302)	(5,064)	(9,646)
Total excess-of-loss reinsurance	10,338,205	10,748,112	31,135,934	29,674,260
Total reinsurance	$ 16,363,233	$ 15,356,446	$ 51,360,823	$ 51,428,449

Consolidated	$ 96,814,666	$ 95,149,396	$ 290,819,735	$ 288,859,515

6.	INCOME TAXES

The actual income tax expense for the three months and nine months ended September 30, 2007 and 2006 differed from the “expected” income tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) primarily due to tax-exempt interest income.

Effective January 1, 2007, the Company adopted FIN 48 “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance for de-recognition of tax positions, financial statement classification, interest and penalties, accounting in interim periods, disclosure, and transition. Adoption of this interpretation had no effect on the operating results of the Company, as an assessment of the Company’s tax positions indicated no uncertainties that would warrant different recognition and valuation from that applied in the Company’s tax returns.

Management of the Company carefully reviewed all individually significant tax positions during 2007 and concluded that the recording of any obligation related to an uncertain tax position under FIN 48 was not warranted. During the third quarter of 2007, the Company recognized a $34,736 underpayment penalty relating to its December 31, 2006 U.S. federal tax return. The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during the three months and nine months ended September 30, 2007. It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files U.S. federal tax returns, along with various states income tax returns. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2004.

7.	EMPLOYEE RETIREMENT PLANS

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Pension plans:
Service cost	$ 2,129,861	$ 2,127,017	$ 6,389,583	$ 6,381,051
Interest cost	2,164,662	2,109,469	6,493,986	6,328,407
Expected return on plan assets	(3,224,223)	(2,503,819)	(9,672,669)	(7,511,457)
Amortization of net loss	47,591	294,765	142,773	884,295
Amortization of prior service costs	109,932	110,722	329,796	332,166
Net periodic pension benefit cost	$ 1,227,823	$ 2,138,154	$ 3,683,469	$ 6,414,462

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Postretirement benefit plans:
Service cost	$ 1,207,216	$ 1,236,397	$ 3,621,648	$ 3,709,191
Interest cost	1,249,105	1,244,894	3,747,315	3,734,682
Expected return on plan assets	(480,932)	(335,436)	(1,442,796)	(1,006,308)
Amortization of net loss	-	170,127	-	510,381
Net periodic postretirement
benefit cost	$ 1,975,389	$ 2,315,982	$ 5,926,167	$ 6,947,946

Pension expense allocated to the Company amounted to $378,535 and $1,135,605 for the three months and nine months ended September 30, 2007, compared to $657,910 and $1,973,731 for the same periods in 2006.

Postretirement benefit expense allocated to the Company amounted to $566,835 and $1,700,511 for the three months and nine months ended September 30, 2007, compared to $664,004 and $1,992,017 for the same periods in 2006.

Employers Mutual plans to contribute approximately $3,500,000 to the pension plans and $4,172,000 to the postretirement benefit plans’ VEBA trusts in 2007. As of September 30, 2007, Employers Mutual has not made a contribution to the pension plans and has contributed $3,300,000 to the VEBA trusts.

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
CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

COMPANY OVERVIEW

EMC Insurance Group Inc., a 56.5 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing 82.3 percent of consolidated premiums earned during the first nine months of 2007. For purposes of this discussion, the term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the “EMC Insurance Companies.”

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

MANAGEMENT ISSUES AND PERSPECTIVES

During the third quarter of 2007 management continued to focus its efforts on developing and implementing strategies to facilitate profitable growth in the increasingly competitive insurance marketplace, and establishing and maintaining adequate and consistent loss and settlement expense reserves. Management also reviewed its long-term strategies for Farm and City Insurance Company, which is a subsidiary in the property and casualty insurance segment that ceased writing direct nonstandard risk automobile insurance business in 2004, but continues to participate in the pooling agreement. As a result of this review, management has determined that there are no identified uses for this company and has therefore recommended the merger of Farm and City into one of the other property and casualty insurance segment’s subsidiaries, EMCASCO Insurance Company. In addition, management recently reviewed the statutory surplus position of each of the Company’s insurance subsidiaries and determined that the reinsurance subsidiary had sufficient surplus to allow the redemption of all $11,000,000 of surplus notes held by Employers Mutual. Following is a more detailed discussion of these issues. A discussion of other issues being addressed by management is presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2006 Form 10-K.

Developing and implementing strategies to facilitate profitable growth

On an overall basis, rate competition continued to increase moderately in the property and casualty insurance marketplace during the first nine months of 2007, resulting in an approximate 4.8 percent decline in premium rate levels from September, 2006. Market conditions are expected to remain competitive during the remainder of 2007, which will likely result in a further decline in overall premium rate levels. As a result, top line growth will need to come from new business writings that are carefully selected and priced adequately, and continued efforts to maintain, or improve, policy retention. Personal lines growth is being generated primarily out of selected territories where it is believed the best profit potential exists. New policy counts trended upward through the first six months of 2007, but leveled off to 2006 levels during the third quarter. On a year-to-date basis, new policy counts increased 4.3 percent in commercial lines and 5.4 percent in personal lines. Retention levels continue to exceed industry averages and remain at approximately 87 percent for commercial lines and 86 percent for personal lines.

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

Maintaining adequate and consistent loss and settlement expense reserves

The Company reported a significant amount of favorable development on prior years’ reserves during the first nine months of 2007, with the majority of the favorable development occurring in the property and casualty insurance segment. On a direct basis, approximately 61 percent of the favorable development came from case loss reserves and, in aggregate, all of this development is associated with the final settlement of closed claims. Approximately 25 percent of the favorable development came from incurred but not reported (IBNR) reserves, and was partially driven by a decline in IBNR emergence during this period. The remaining favorable development came from settlement expense reserves.

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

Without a proper understanding of the Company’s reserving methodology, the current and more recent accident year combined ratios could be misinterpreted. For example, the Company reported a 94.9 percent combined ratio for the first nine months of 2007. If you add back the large amount of favorable development experienced on prior years’ reserves during this period, it would appear that the 2007 accident year is generating a combined ratio of 108.3 percent through the first nine months of the year, which, by the way, is down from 110.3 percent at the end of March, but up from 107.5 percent at the end of June. However, the Company’s current actuarial projections indicate that the 2007 accident year combined ratio will continue to decline as the accident year matures.

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

As part of ongoing efforts to enhance the effectiveness of the Company’s reserving process, the methodology now includes bulk case loss reserve adjustments. These bulk reserve adjustments will supplement the aggregate reserves of the individual claim files and will be used to help maintain a consistent level of overall case loss reserve adequacy. Bulk case loss reserve adjustments (both positive and negative) will be established when necessary to keep the estimated adequacy of the Company’s carried case loss reserves at a level consistent with management’s best estimate of the Company’s overall liability.

The Company’s actuarial department is currently in the process of evaluating the overall adequacy of the case loss reserves as of September 30, 2007. Based on the preliminary results of this review, it is anticipated that the methodology will produce an increase in overall case loss reserves in the fourth quarter of 2007.

Merger of Farm and City Insurance Company into EMCASCO Insurance Company

Farm and City Insurance Company was formed in Iowa in 1962 to write nonstandard risk automobile insurance and was purchased by the Company in 1984. Due to changes in the nonstandard risk automobile insurance marketplace, Farm and City stopped writing direct business and implemented non-renewal procedures on all existing business in 2004; however, Farm and City has continued to participate in the pooling agreement and currently receives 1.5 percent of all pool business. Management recently completed a review of the long-term strategies for Farm and City and determined that there are no identified uses for the company. Accordingly, management recommended the merger of Farm and City into one of the other property and casualty insurance segment’s subsidiaries, EMCASCO Insurance Company. This merger will result in Farm and City’s 1.5 percent pool participation percentage being assumed by EMCASCO Insurance Company and will increase EMCASCO Insurance Company’s pool participation percentage from 12 percent to 13.5 percent. The Company’s aggregate 30 percent pool participation percentage will not change. The goodwill currently carried on the Company’s financial statements stemming from the acquisition of Farm and City will not be impacted by the merger. This merger has been approved by the boards of directors of each company and the Iowa Insurance Division and is expected to be completed in the fourth quarter of 2007.

Proposed redemption of reinsurance subsidiary’s surplus notes

Management recently completed an evaluation of the statutory surplus position of each of the Company’s insurance subsidiaries. Based on this evaluation, management has determined that the reinsurance subsidiary has an adequate amount of surplus to support its current and proposed level of business and has recommended that the $11.0 million of surplus notes currently issued to Employers Mutual be redeemed in the fourth quarter. The $25.0 million of surplus notes issued by the property and casualty insurance subsidiaries and held by Employers Mutual will not be redeemed at this time; however, the current interest rate of 3.09 percent will be reviewed at an Inter-Company board committee meeting in February, 2008.

CRITICAL ACCOUNTING POLICIES

The accounting policies considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2006

Form 10-K.

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three months and nine months ended September 30, 2007 and 2006 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2007	2006	2007	2006
Property and Casualty Insurance
Premiums earned	$ 80,452	$ 79,793	$ 239,459	$ 237,431
Losses and settlement expenses	52,200	45,901	139,933	128,507
Acquisition and other expenses	30,222	30,277	89,572	88,515
Underwriting gain (loss)	$ (1,970)	$ 3,615	$ 9,954	$ 20,409

Loss and settlement expense ratio	64.9%	57.5%	58.4%	54.1%
Acquisition expense ratio	37.5%	38.0%	37.4%	37.3%
Combined ratio	102.4%	95.5%	95.8%	91.4%

Losses and settlement expenses (1):
Insured events of current year	$ 58,507	$ 58,926	$ 171,750	$ 160,346
Decrease in provision for insured
events of prior years	(6,307)	(13,025)	(31,817)	(31,839)
Total losses and settlement expenses	$ 52,200	$ 45,901	$ 139,933	$ 128,507

Catastrophe and storm losses	$ 6,635	$ 5,981	$ 18,487	$ 12,679

(1) The allocation of incurred losses and settlement expenses between events associated with the current accident year and events associated with prior accident years for the three months ended September 30, 2006 reflect an adjustment in the factors utilized to allocate the direct IBNR reserve by accident year. For a detailed analysis of this issue, see the discussion under “Losses and settlement expenses – 2006 IBNR reserve accident year allocation factors.”

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2007	2006	2007	2006
Reinsurance
Premiums earned	$ 16,363	$ 15,357	$ 51,361	$ 51,429
Losses and settlement expenses	12,336	9,938	34,493	35,862
Acquisition and other expenses	4,354	3,691	11,993	11,847
Underwriting gain (loss)	$ (327)	$ 1,728	$ 4,875	$ 3,720

Loss and settlement expense ratio	75.4%	64.7%	67.2%	69.7%
Acquisition expense ratio	26.6%	24.1%	23.3%	23.1%
Combined ratio	102.0%	88.8%	90.5%	92.8%

Losses and settlement expenses:
Insured events of current year	$ 13,532	$ 14,016	$ 41,680	$ 42,502
Decrease in provision for insured
events of prior years	(1,196)	(4,078)	(7,187)	(6,640)
Total losses and settlement expenses	$ 12,336	$ 9,938	$ 34,493	$ 35,862

Catastrophe and storm losses	$ 578	$ 52	$ 987	$ 256

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2007	2006	2007	2006
Consolidated
REVENUES
Premiums earned	$ 96,815	$ 95,150	$ 290,820	$ 288,860
Net investment income	12,252	11,641	35,895	34,788
Realized investment gains (losses)	(281)	(1,022)	1,232	3,011
Other income	111	99	382	432
	108,897	105,868	328,329	327,091
LOSSES AND EXPENSES
Losses and settlement expenses	64,536	55,839	174,426	164,369
Acquisition and other expenses	34,576	33,968	101,565	100,362
Interest expense	278	278	834	834
Other expense	720	454	1,853	1,533
	100,110	90,539	278,678	267,098

Income before income tax expense	8,787	15,329	49,651	59,993
Income tax expense	2,059	4,354	14,231	17,940
Net income	$ 6,728	$ 10,975	$ 35,420	$ 42,053

Net income per share	$ 0.49	$ 0.80	$ 2.57	$ 3.07

Loss and settlement expense ratio	66.7%	58.7%	60.0%	56.9%
Acquisition expense ratio	35.7%	35.7%	34.9%	34.7%
Combined ratio	102.4%	94.4%	94.9%	91.6%

Losses and settlement expenses (1):
Insured events of current year	$ 72,039	$ 72,942	$ 213,430	$ 202,848
Decrease in provision for insured
events of prior years	(7,503)	(17,103)	(39,004)	(38,479)
Total losses and settlement expenses	$ 64,536	$ 55,839	$ 174,426	$ 164,369

Catastrophe and storm losses	$ 7,213	$ 6,033	$ 19,474	$ 12,935

(1) The allocation of incurred losses and settlement expenses between events associated with the current accident year and events associated with prior accident years for the three months ended September 30, 2006 reflect an adjustment in the factors utilized to allocate the property and casualty insurance segment’s direct IBNR reserve by accident year. For a detailed analysis of this issue, see the discussion under “Losses and settlement expenses – 2006 IBNR reserve accident year allocation factors.”

Net income was $6,728,000 ($0.49 per share) for the three months ended September 30, 2007 compared to $10,975,000 ($0.80 per share) for the same period in 2006. This decrease is attributed to a decline in underwriting results in both the property and casualty insurance segment and the reinsurance segment, but was partially offset by a decline in realized investment losses. For the nine months ended September 30, 2007, net income decreased to $35,420,000 ($2.57 per share) from $42,053,000 ($3.07 per share) for the same period in 2006. This decrease is attributed to a decline in the property and casualty insurance segment’s underwriting results and a decline in realized investment gains. The reinsurance segment reported an improvement in year-to-date underwriting results due to strong second quarter results.

Premiums Earned

Premiums earned increased 1.7 percent and 0.7 percent to $96,815,000 and $290,820,000 for the three months and nine months ended September 30, 2007 from $95,150,000 and $288,860,000 for the same periods in 2006. The increase for the three months ended September 30, 2007 is attributed to both the reinsurance segment and the property and casualty insurance segment. The increase for the nine months ended September 30, 2007 is attributed to the property and casualty insurance segment, which was able to achieve a small increase in top line growth despite a continued decline in premium rates. On an overall basis, rate competition continued to increase moderately in the property and casualty insurance marketplace during the third quarter and management expects market conditions to remain competitive for the remainder of the year, assuming there are no significant market altering catastrophic events. Consequently, the Company’s overall rate level is expected to continue to decline moderately in the fourth quarter.

Premiums earned for the property and casualty insurance segment increased 0.8 percent and 0.9 percent to $80,452,000 and $239,459,000 for the three months and nine months ended September 30, 2007 from $79,793,000 and $237,431,000 for the same periods in 2006. Underlying these small increases in premium income is a continued decline in overall premium rate levels, which was more than offset by an increase in new business premium. Total policy count remained relatively flat during the first nine months of 2007, with the commercial lines of business, which generally carry a larger premium per policy, experiencing an increase in policy count and the personal lines experiencing a decline. The increase in the commercial lines policy count is attributed to recent initiatives targeted toward small businesses. Commercial lines new business premium was up 6.4 percent during the first nine months of 2007, while the retention rate increased slightly to 86.7 percent. In personal lines, management is continuing its efforts to increase premium production in geographic areas with profit potential and is focusing the efforts of the branch personnel in those territories. Personal lines new business premium was up 3.2 percent during the first nine months of 2007; however, this new business premium was not sufficient to offset the premium lost from declining rate levels and business not retained, resulting in a small decline in personal lines premium income. Retention rates increased slightly to 85.3 percent in personal property and 87.4 percent in personal auto.

Premiums earned for the reinsurance segment increased 6.6 percent to $16,363,000 for the three months ended September 30, 2007 from $15,357,000 for the same period in 2006, but declined 0.1 percent to $51,361,000 for the nine months ended September 30, 2007 from $51,429,000 for the same period in 2006. The increase for the three months ended September 30, 2007 is attributed to an increase in brokered reinsurance business. A decline in MRB premiums (which is associated with an account that was not renewed) is primarily responsible for the decline in premium income for the first nine months of 2007. Premium income for calendar year 2007 is currently projected to be approximately $68 million, which would represent a decline of approximately 7.0 percent from 2006.

Premium rates on reinsurance contract renewals have been primarily flat, and in some cases down slightly, during 2007. Premium rate increases that have been obtained have primarily been small and isolated to contracts with 2006 catastrophe losses and coastal accounts with Hurricane Katrina, Rita and Wilma losses. Recently, there have been indications of increasing rate competition in the reinsurance marketplace, which could result in lower rate levels during the January, 2008 renewal season.

Premiums written for the reinsurance segment increased $6,369,000, or 14.2 percent, in the first nine months of 2007; however, this increase reflects a negative $3,440,000 portfolio adjustment made in the first quarter of 2006 in connection with Employers Mutual’s reduced participation in the MRB pool. Excluding this adjustment, written premiums increased $2,929,000, or 6.1 percent, during the first nine months of 2007.

As previously reported, one of the members of the MRB pool has indicated that they will no longer participate in the pool effective January 1, 2008. Management of the pool has identified a potential replacement for this member and the MRB board of directors will be voting on this issue during the fourth quarter. If a replacement is not approved during the fourth quarter, Employers Mutual’s participation in the pool would increase to approximately 25 percent in 2008 from the current 20 percent.

Losses and settlement expenses

2006 IBNR reserve accident year allocation factors

The allocation of incurred losses and settlement expenses between events associated with the current accident year and events associated with prior accident years for the three months ended September 30, 2006 reflect an adjustment in the factors utilized to allocate the property and casualty insurance segment’s direct IBNR reserve by accident year. Following is a detailed discussion of this issue.

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

In an attempt to address this situation, management adjusted the IBNR reserve accident year allocation factors so that a larger portion of the March 31, 2006 and June 30, 2006 IBNR reserve was retained in prior accident years, with a correspondingly smaller amount allocated to the current accident year. The adjustment in the IBNR reserve accident year allocation factors was eliminated at September 30 and therefore did not have an impact on the amount of development reported for the nine months ended September 30, 2006. It is important to note that the adjustments made to the IBNR reserve accident year allocation factors did not impact net income reported for the three months or nine months ended September 30, 2006. The only impact of this change in accident year allocation factors is that the reported amount of favorable development experienced on prior years’ reserves was $10,752,000 less in the first quarter, and was $5,392,000 and $5,360,000 greater in the second and third quarters, respectively, than what would have been reported had the factors not been adjusted. Conversely, the current accident year results were $10,752,000 better in the first quarter, and $5,392,000 and $5,360,000 worse in the second and third quarters, respectively, than what would have been experienced had the factors not been adjusted, resulting in no affect on net income. The adjustments made to the 2006 accident year allocation factors were not effective, and were confusing to the readers of the Company’s financial statements. Therefore, management did not implement similar adjustments to the 2007 accident year allocation factors.

Following is a reconciliation of the development on prior years’ reserves for the property and casualty insurance segment from what would have been reported had the IBNR reserve accident year allocation factors not been adjusted, to the amount reported in the Company’s financial statements for the first, second and third quarters of 2006.

				Nine Months
	Quarter Ended			Ended
($ in thousands)	Mar. 31, 2006	Jun. 30, 2006	Sep. 30, 2006	Sep. 30, 2006
Property and Casualty Insurance Segment
(Favorable) adverse development experienced
on prior years':
Direct case loss reserves	$ (11,250)	$ (7,680)	$ (5,700)	$ (24,630)
Direct IBNR reserves	(1,347)	(460)	(1,152)	(2,959)
Direct settlement expense reserves	(3,239)	(1,016)	(1,402)	(5,657)
Assumed and ceded reinsurance, net	788	30	589	1,407

Amount of favorable development on prior years'
reserves that would have been reported if the
IBNR reserve accident year allocation factors
had not been adjusted	(15,048)	(9,126)	(7,665)	(31,839)

Adverse (favorable) development on prior years'
reserves resulting from the adjustment of the
IBNR reserve accident year allocation factors
on:
IBNR reserves	9,305	(4,672)	(4,633)	-
Settlement expense reserves	1,447	(720)	(727)	-
Total	10,752	(5,392)	(5,360)	-

Reported amount of favorable development
experienced on prior years' reserves after the
adjustment of the IBNR accident year
allocation factors	$ (4,296)	$ (14,518)	$ (13,025)	$ (31,839)

Losses and settlement expenses

Losses and settlement expenses increased 15.6 percent and 6.1 percent to $64,536,000 and $174,426,000 for the three months and nine months ended September 30, 2007 from $55,839,000 and $164,369,000 for the same periods in 2006. The loss and settlement expense ratio increased to 66.7 percent and 60.0 percent for the three months and nine months ended September 30, 2007 from 58.7 percent and 56.9 percent for the same periods in 2006. The large increase in the ratio for the three months ended September 30, 2007 is attributed to both the property and casualty insurance segment and the reinsurance segment, while the increase in the ratio for the nine months ended September 30, 2007 is attributed to only the property and casualty insurance segment.

The loss and settlement expense ratio for the property and casualty insurance segment increased to 64.9 percent and 58.4 percent for the three months and nine months ended September 30, 2007 from 57.5 percent and 54.1 percent for the same periods in 2006. The increases in these ratios are primarily attributed to an increase in both large losses (greater than $250,000) and catastrophe and storm losses, as well as the moderate, but steady, decline in premium rate levels. An increase in claim frequency was mostly offset by a decline in claim severity. The increase in catastrophe and storm losses has been driven largely by losses associated with the Greensburg, Kansas tornado that occurred during the second quarter. Losses and settlement expenses from this event totaled $6,237,000 ($0.29 per share after tax), with $6,093,000 recognized during the second quarter. This event exhausted the annual aggregate deductibles on the pool’s reinsurance agreements for both individual (per risk) property losses and property catastrophe losses, thus future property losses that are incurred by the pool during the remainder of 2007 will be eligible for reinsurance recoveries. The steady decline in premium rate levels over the past two years has resulted in an approximate 2.5 percentage point increase in the loss and settlement expense ratio for the first nine months of 2007.

The loss and settlement expense ratio for the reinsurance segment increased to 75.4 percent for the three months ended September 30, 2007 from 64.7 percent for the same period of 2006, but declined to 67.2 percent from 69.7 percent for the nine months ended September 30, 2007. The ratio for the three months ended September 30, 2007 reflects an increase in the IBNR reserve, a significant decline in the amount of favorable development experienced on prior years’ reserves, and an increase in catastrophe and storm losses. The adjustment to the IBNR reserves was implemented to maintain a consistent level of reserve adequacy. For the nine months ended September 30, 2007, the ratio improved primarily due to an increase in the amount of favorable development experienced on prior years’ reserves.

Acquisition and other expenses

Acquisition and other expenses increased 1.8 percent and 1.2 percent to $34,576,000 and $101,565,000 for the three months and nine months ended September 30, 2007 from $33,968,000 and $100,362,000 for the same periods in 2006. The acquisition expense ratio remained constant at 35.7 percent for the three months ended September 30, 2007 and 2006, and increased slightly to 34.9 percent for the nine months ended September 30, 2007 from 34.7 percent for the same period in 2006.

For the property and casualty insurance segment, the acquisition expense ratio decreased to 37.5 percent for the three months ended September 30, 2007 from 38.0 percent for the same period in 2006, but remained fairly constant at 37.4 percent for the nine months ended September 30, 2007 compared to 37.3 percent for the same period in 2006. The decrease in the ratio for the three months ended September 30, 2007 was primarily driven by a decline in policyholder dividends, but was partially offset by an increase in contingent commission expense associated with the agents’ profit share plan. For the nine months ended September 30, 2007 an increase in contingent commission expense was more than offset by a decline in hurricane related assessments (Mississippi Windstorm Underwriting Association assessments for Hurricane Katrina in the second quarter of 2006). Hurricane related assessments are recoverable from reinsurers and are included as a reduction of losses (reflected in the loss and settlement expense ratio).

For the reinsurance segment, the acquisition expense ratio increased to 26.6 percent and 23.3 percent for the three months and nine months ended September 30, 2007 from 24.1 percent and 23.1 percent for the same periods in 2006. The increases in these ratios are primarily due to higher commission expenses. The increase in the ratio for the nine months ended September 30, 2007 also reflects Employers Mutual’s reduced participation in the MRB pool in 2006. In connection with this change in pool participation, the reinsurance subsidiary recognized $1,343,000 of commission income in the first quarter of 2006 as reimbursement for expenses previously incurred to generate the reinsurance business that was transferred to the new assuming members on January 1, 2006. This commission income was partially offset by $688,000 of deferred policy acquisition costs that were amortized to expense as a result of the change in pool participation.

Investment results

Net investment income increased 5.2 percent and 3.2 percent to $12,252,000 and $35,895,000 for the three months and nine months ended September 30, 2007 from $11,641,000 and $34,788,000 for the same periods in 2006. These increases are primarily attributed to higher average invested asset balances and a small increase in the yield on fixed maturity securities.

The Company reported net realized investment losses of $281,000 and $1,022,000 for the three months ended September 30, 2007 and 2006, and net realized investment gains of $1,232,000 and $3,011,000 for the nine months ended September 30, 2007 and 2006, respectively. The Company recognized “other-than-temporary” investment impairment losses totaling $689,000 and $1,073,000 during the three months and nine months ended September 30, 2007 compared to $681,000 and $726,000 for the same periods in 2006. These impairment losses were recognized because management determined that it was likely that these securities, which were in an unrealized loss position, would be sold before they recovered to their cost basis. As a result, the intent to hold these securities to recovery did not exist.

Other expense

The increase in other expense for both the three months and the nine months ended September 30, 2007 over the same periods of 2006 is due to $298,000 of foreign currency exchange losses recognized during the third quarter of 2007 by the reinsurance subsidiary on its contracts with foreign reassureds.

Income tax

Income tax expense decreased 52.7 percent and 20.7 percent to $2,059,000 and $14,231,000 for the three months and nine months ended September 30, 2007 from $4,354,000 and $17,940,000 for the same periods in 2006. The effective tax rate for the three months and nine months ended September 30, 2007 was 23.4 percent and 28.7 percent, compared to 28.4 percent and 29.9 percent for the same periods in 2006. The fluctuations in the effective tax rates reflect the changes in pre-tax income earned during these periods relative to the amount of tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations. The Company had positive cash flows from operations of $6,160,000 and $8,831,000 during the first nine months of 2007 and 2006, respectively. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims. These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity. When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies. In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. As of September 30, 2007, the Company did not have any significant variations between the maturity dates of its investments and the expected payments of its loss and settlement expense reserves.

The Company is a holding company whose principal asset is its investment in its insurance subsidiaries. As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet all obligations, including cash dividends to stockholders. State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval. The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2007 without prior regulatory approval is approximately $57,702,000. The Company received $3,625,000 and $6,755,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $7,019,000 and $6,583,000 in the first nine months of 2007 and 2006, respectively.

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

The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to pay claims and expenses. At September 30, 2007, approximately 56 percent of the Company’s fixed maturity securities were in U.S. government or U.S. government-sponsored agency securities. A variety of maturities are maintained in the Company’s portfolio to assure adequate liquidity. The maturity structure of the fixed maturity securities is also established by the relative attractiveness of yields on short, intermediate and long-term securities. The Company does not invest in high-yield, non-investment grade debt securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

The Company considers itself to be a long-term investor and generally purchases fixed maturity securities with the intent to hold them to maturity. Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio. The Company had net unrealized holding gains, net of deferred taxes, on fixed maturity securities available-for-sale totaling $7,669,000 and $6,319,000 at September 30, 2007 and December 31, 2006, respectively. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments is not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

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

The Company held $111,000 and $552,000 in minority ownership interests in limited partnerships and limited liability companies at September 30, 2007 and December 31, 2006, respectively. The Company does not hold any other unregistered securities.

The Company’s cash balance was $181,000 and $196,000 at September 30, 2007 and December 31, 2006, respectively.

During the first nine months of 2007, Employers Mutual contributed $3,300,000 to the postretirement plans’ VEBA trusts, but did not make any contributions to the pension plans. In 2007, Employers Mutual expects to make contributions totaling $3,500,000 to the pension plans and $4,172,000 to the VEBA trusts. The Company reimbursed Employers Mutual $941,000 for its share of the contribution to the VEBA trusts.

During the first nine months of 2006, Employers Mutual did not make a contribution to the pension plans and made a $4,200,000 contribution to the VEBA trusts. During the fourth quarter of 2006, Employers Mutual contributed $27,596,000 to the pension plans and $900,000 to the VEBA trusts. The Company reimbursed Employers Mutual $8,410,000 for its share of the pension contribution in 2006 (no reimbursement was paid in the first nine months of 2006) and $1,455,000 for its share of the VEBA trusts contribution in 2006 (includes $1,198,000 during the first nine months 2006).

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations. For the Company’s insurance subsidiaries, capital resources are required to support premium writings. Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one. On an annualized basis, all of the Company’s insurance subsidiaries were well under this guideline at September 30, 2007.

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

The Company had total cash and invested assets with a carrying value of $1.0 billion as of September 30, 2007 and December 31, 2006. The following table summarizes the Company’s cash and invested assets as of the dates indicated:

	September 30, 2007
			Percent of
	Amortized	Fair	Total	Carrying
($ in thousands)	Cost	Value	Fair Value	Value
Fixed maturity securities held-to-maturity	$ 646	$ 690	0.1%	$ 646
Fixed maturity securities available-for-sale	822,422	834,220	82.2%	834,220
Equity securities available-for-sale	84,619	131,192	12.9%	131,192
Cash	181	181	-	181
Short-term investments	48,737	48,737	4.8%	48,737
Other long-term investments	110	110	-	110
	$ 956,715	$ 1,015,130	100.0%	$ 1,015,086

	December 31, 2006
			Percent of
	Amortized	Fair	Total	Carrying
($ in thousands)	Cost	Value	Fair Value	Value
Fixed maturity securities held-to-maturity	$ 5,680	$ 5,769	0.6%	$ 5,680
Fixed maturity securities available-for-sale	796,115	805,837	80.4%	805,837
Equity securities available-for-sale	77,089	112,527	11.2%	112,527
Cash	196	196	-	196
Short-term investments	76,723	76,723	7.7%	76,723
Other long-term investments	552	552	0.1%	552
	$ 956,355	$ 1,001,604	100.0%	$ 1,001,515

The amortized cost and estimated fair value of fixed maturity and equity securities at September 30, 2007 were as follows:

Held-to-Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
Mortgage-backed securities	$ 646	$ 44	$ -	$ 690
Total securities held-to-maturity	$ 646	$ 44	$ -	$ 690

	Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$ 4,721	$ 133	$ -	4,854
U.S. government-sponsored agencies	458,832	1,332	1,277	458,887
Obligations of states and political subdivisions	247,260	8,105	199	255,166
Mortgage-backed securities	13,792	908	13	14,687
Public utility securities	6,003	313	-	6,316
Debt securities issued by foreign governments	6,794	66	-	6,860
Corporate securities	85,020	2,646	216	87,450
Total fixed maturity securities	822,422	13,503	1,705	834,220

Common stocks	70,619	47,486	267	117,838
Non-redeemable preferred stocks	14,000	8	654	13,354
Total equity securities	84,619	47,494	921	131,192
Total securities available-for-sale	$ 907,041	$ 60,997	$ 2,626	$ 965,412

The Company’s property and casualty insurance and reinsurance subsidiaries have issued surplus notes to Employers Mutual amounting to $25 million and $11 million, respectively. These surplus notes have an annual interest rate of 3.09 percent and do not have a maturity date. Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile. The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries. The Company’s subsidiaries incurred interest expense of $834,000 in the first nine months of 2007 and 2006 on these surplus notes. The Company’s reinsurance subsidiary plans to redeem all $11 million of its outstanding surplus notes, plus accrued interest, during the fourth quarter.

As of September 30, 2007, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations

The Company recorded $1,073,000 of “other-than-temporary” investment impairment losses in the first nine months of 2007 on twelve equity securities (includes $689,000 of impairment losses during the three months ended September 30, 2007 on five equity securities). These impairment losses were recognized because management determined that it was likely that these securities, which were in an unrealized loss position, would be sold before they recovered to their cost basis. As a result, the intent to hold these securities to recovery did not exist. The Company recorded $726,000 of “other-than-temporary” investment impairment losses during the first nine months of 2006 on eleven equity securities (includes $681,000 of impairment losses during the three months ended September 30, 2006 on ten equity securities).

The Company has no direct exposure to sub-prime residential lending, holding only $1,469,000 of residential mortgage-backed securities, all of which are seasoned Government National Mortgage Association thirty year fixed maturity securities. No residential collateralized debt obligations or collateralized mortgage obligations are held.

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

At September 30, 2007, the Company had unrealized losses on held-to-maturity and available-for-sale securities as presented in the table below. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services. None of these securities are considered to be in concentrations by either security type or industry. The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired. Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. Based on these factors, and the Company’s ability and intent to hold the securities until recovery or maturity, it was determined that the carrying value of these securities was not “other-than-temporarily” impaired at September 30, 2007. Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $1,707,000, net of tax; however, the Company’s financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

            Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of September 30, 2007.

		Unrealized
Description of securities	Fair value	losses
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
Less than six months	$ 18,704	$ 90
Six to twelve months	21,157	210
Twelve months or longer	265,575	1,405
Total fixed maturity securities	305,436	1,705

Equity securities:
Less than six months	16,296	921
Six to twelve months	-	-
Twelve months or longer	-	-
Total equity securities	16,296	921

Total temporarily
impaired securities	$ 321,732	$ 2,626

All non-investment grade fixed maturity securities held at September 30, 2007 (Great Lakes Chemical Corporation and US Freightways Corporation) were in an unrealized gain position. The Company does not purchase non-investment grade securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

The Company recognized $1,882,000 of gross realized losses in the first nine months of 2007. The gross realized losses included $809,000 from the sale of equity securities and $1,073,000 of “other-than-temporary” investment impairment losses on twelve equity securities. Gross realized losses totaling $1,768,000 were associated with securities that were in an unrealized loss position for three months or less and $114,000 came from securities that were in an unrealized loss position for over three months to six months. No realized losses were recognized on fixed maturity securities.

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

The following table reflects the Company’s contractual obligations as of September 30, 2007. Included in the table are the estimated payments that the Company expects to make in the settlement of its loss reserves and with respect to its long-term debt. One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014. Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2017. All lease costs are included as expenses under the pooling agreement, after allocation of the portion of these expenses to the subsidiaries that do not participate in the pooling agreement. The table reflects the Company’s current 30.0 percent aggregate participation in the pooling agreement. The Company’s contractual obligation for long-term debt did not change from that presented in the Company’s 2006 Form 10-K.

	Payments due by period
		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
Contractual obligations	($ in thousands)
Loss and settlement expense
reserves (1)	$ 541,682	$ 214,885	$ 193,218	$ 73,181	$ 60,398
Long-term debt (2)	36,000	-	-	-	36,000
Interest expense on
long-term debt (3)	11,124	1,112	2,225	2,225	5,562
Real estate operating leases	6,757	344	2,339	2,025	2,049
Total	$ 595,563	$ 216,341	$ 197,782	$ 77,431	$ 104,009

(1)

The amounts presented are estimates of the dollar amounts and time period in which the Company expects to pay out its gross loss and settlement expense reserves. These amounts are based on historical payment patterns and do not represent actual contractual obligations. The actual payment amounts and the related timing of those payments could differ significantly from these estimates.

(2)

Long-term debt reflects the surplus notes issued by the Company’s insurance subsidiaries to Employers Mutual, which have no maturity date. The Company’s reinsurance subsidiary plans to redeem all $11 million of its outstanding surplus notes during the fourth quarter of 2007. Excluded from long-term debt are pension and other postretirement benefit obligations.

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

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business. Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in that state. Many states allow assessments to be recovered through premium tax offsets. Estimated guaranty fund assessments of $1,595,000 and $1,451,000 and related premium tax offsets of $1,120,000 and $929,000 have been accrued as of September 30, 2007 and December 31, 2006, respectively. The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments. The participants in the pooling agreement are also subject to second-injury fund assessments which are designed to encourage employers to employ a worker with a pre-existing disability. Estimated second-injury fund assessments of $1,588,000 and $1,769,000 have been accrued as of September 30, 2007 and December 31, 2006, respectively. The second injury fund assessment accruals are based on projected loss payments. The periods over which the assessments will be paid is not known.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first nine months of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended September 30, 2007:

Issuer Purchases of Equity Securities
				(c) Total number		(d) Maximum number
	(a) Total		(b) Average	of shares (or		(or approximate dollar
	number of		price	units) purchased		value) of shares
	shares		paid	as part of publicly		(or units) that may yet
	(or units)		per share	announced plans		be purchased under
Period	purchased		(or unit)	or programs		the plans or programs

7/1/07 - 7/31/07	8,116	(1)	$ 24.81	-	(2)	$ 6,064,169

8/1/07 - 8/31/07	93	(1)	24.86	-	(2)	6,064,169

9/1/07 - 9/30/07	1,500	(1)	24.68	-	(2)	6,064,169

Total	9,709		$ 24.79	-		$ 6,064,169

(1) 103, 93 and 1,500 shares were purchased in the open market during July, August and September, respectively, under the Company’s dividend reinvestment and common stock purchase plan. 8,013 shares were purchased in the open market during July under Employers Mutual Casualty Company’s employee stock purchase plan.

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

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President & Chief Executive Officer

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and
Chief Financial Officer

Date: November 8, 2007

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