Form 10-K
period 2007-12-31
EMC INSURANCE GROUP INC
filed 2008-03-14
CIK 356130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐	Yes	☒	No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was $148,400,195.

The number of shares outstanding of the registrant’s common stock, $1.00 par value, on February 29, 2008, was 13,784,771.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 29, 2008, and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2007, are incorporated by reference under Part III.

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

The Company’s wholly-owned subsidiary, Farm and City Insurance Company, was purchased in 1984. Farm and City Insurance Company discontinued writing direct nonstandard risk automobile insurance business in 2004, but continued to participate in a reinsurance pooling agreement with Employers Mutual until it was merged into EMCASCO Insurance Company on December 31, 2007.

Property and casualty insurance is the most significant segment of the Company’s business, representing approximately 82 percent of consolidated premiums earned in 2007. The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement. Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products. For a discussion of the pooling agreement and its benefits, please see “Organizational Structure – Property and Casualty Insurance” below.

Reinsurance operations are conducted through EMC Reinsurance Company, representing approximately 18 percent of consolidated premiums earned in 2007. The principal business activity of EMC Reinsurance Company is to assume the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies (subject to certain limited exceptions).

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

The purpose of the pooling agreement is to spread the risk of an exposure insured by any of the pool participants among all of the companies. The particular benefits that the Company’s property and casualty insurance subsidiaries realize from participating in the pooling agreement include the following:

•

the ability to produce a more uniform and stable underwriting result from year to year for all companies in the pool than might be experienced individually, by spreading the risks over a wide range of geographic locations, lines of insurance written, rate filings, commission plans and policy forms;

•

the ability to benefit from the capacity of the entire pool representing $1.2 billion in direct premiums written in 2007 and $1.1 billion in statutory surplus as of December 31, 2007, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level;

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

Effective January 1, 2005, the Company’s aggregate participation in the pooling agreement increased from 23.5 percent to 30.0 percent and Employers Mutual’s participation decreased from 65.5 percent to 59.0 percent. In connection with this change in pool participation, the Company’s liabilities increased $115,042,000, invested assets increased $107,801,000 and other assets increased $722,000. The Company reimbursed Employers Mutual $6,519,000 for expenses that were incurred to generate the additional business assumed by the Company, but this expense was offset by an increase in deferred policy acquisition costs. The Company also received $275,000 in interest income from Employers Mutual as the actual cash transfer did not occur until February 15, 2005.

The amount of insurance a property and casualty insurance company writes under industry standards is commonly expressed as a multiple of its surplus calculated in accordance with statutory accounting practices. Generally, a ratio of 3 or less is considered satisfactory by state insurance departments. The ratios of the pool participants for the past three years are as follows:

	Year ended December 31,
	2007	2006	2005
Employers Mutual	0.77	0.80	0.90
EMCASCO (1)	1.35	1.53	2.04
Illinois EMCASCO (1)	1.31	1.48	1.96
Dakota Fire (1)	1.29	1.46	1.97
EMC Property & Casualty Company	0.66	0.72	0.83
Union Insurance Company of Providence	0.66	0.72	0.82
Hamilton Mutual Insurance Company	0.30	1.78	1.56

(1) The ratios for these companies reflects the issuance of an aggregate $25,000,000 of surplus notes to Employers Mutual. Surplus notes are considered to be a component of surplus for statutory reporting purposes; however, under U.S. generally accepted accounting principles, surplus notes are considered to be debt and are reported as a liability in the Company’s financial statements.

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

Effective January 1, 2006, the terms of the quota share agreement between Employers Mutual and the reinsurance subsidiary were revised. The majority of the changes were prompted by the significant amount of hurricane losses retained by Employers Mutual during the severe 2005 hurricane season; however, other changes were made to simplify and clarify the terms and conditions of the quota share agreement. The revised terms of the quota share agreement are as follows: (1) the reinsurance subsidiary’s retention, or cap, on losses assumed per event increased from $1,500,000 to $2,000,000; (2) the cost of the $2,000,000 cap on losses assumed per event is treated as a reduction to premiums written rather than commission expense; (3) the reinsurance subsidiary no longer directly pays for the outside reinsurance protection that Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business it retains in excess of the cap, and instead pays a higher premium rate (previously accounted for as commission); and (4) the reinsurance subsidiary assumes all foreign currency exchange gains/losses associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement. For 2007 and 2006, the premium rate paid by the reinsurance subsidiary to Employers Mutual was 10.5 percent of premiums written. The corresponding rate for 2005 was approximately 8.5 percent (4.5 percent override commission rate plus approximately 4.0 percent for the cost of the outside reinsurance protection).

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

Property and Casualty Insurance and Reinsurance

Employers Mutual provides various services to all of its subsidiaries and affiliates. Such services include data processing, claims, financial, actuarial, legal, auditing, marketing and underwriting. Employers Mutual allocates a portion of the cost of these services to its subsidiaries that do not participate in the pooling agreement based upon a number of criteria, including usage of the services and the number of transactions. The remaining costs are charged to the pooling agreement and each pool participant shares in the total cost in accordance with its pool participation percentage.

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

The following table sets forth the aggregate direct premiums written of all parties to the pooling agreement for the three years ended December 31, 2007, by line of business.

	Year ended December 31,
	2007		2006		2005
		Percent		Percent		Percent
Line of business	Amount	of total	Amount	of total	Amount	of total
($ in thousands)
Commercial lines:
Automobile	$ 245,534	21.2%	$ 243,203	21.3%	$ 243,289	21.4%
Property	238,665	20.6	236,543	20.7	232,629	20.4
Workers' compensation	224,555	19.4	217,158	19.0	212,060	18.6
Liability	259,775	22.5	253,757	22.2	242,742	21.3
Other	33,753	3.0	33,621	3.0	30,312	2.7

Total commercial lines	1,002,282	86.7	984,282	86.2	961,032	84.4

Personal lines:
Automobile	79,748	6.9	82,407	7.2	95,925	8.4
Property	71,465	6.2	73,268	6.4	79,339	7.0
Liability	2,382	0.2	2,316	0.2	2,232	0.2

Total personal lines	153,595	13.3	157,991	13.8	177,496	15.6

Total	$ 1,155,877	100.0%	$ 1,142,273	100.0%	$ 1,138,528	100.0%

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

The following table sets forth the assumed premiums written of the reinsurance subsidiary for the three years ended December 31, 2007, by line of business. For 2007 and 2006, assumed premiums written reflect a reduction in Employers Mutual’s participation in the MRB pool. The board of directors of the MRB pool approved the admission of two new assuming companies to the pool effective January 1, 2006. This reduced Employers Mutual’s participation in the pool from a one-third share to an approximate one-fifth share (one company is only assuming property exposures). The assumed premium written amount for 2006 also includes a negative $3,440,000 portfolio adjustment which served as an offset to the decrease in unearned premiums recognized in connection with this change in participation.

	Year ended December 31,
	2007		2006		2005
		Percent		Percent		Percent
Line of business	Amount	of total	Amount	of total	Amount	of total
($ in thousands)
Pro rata reinsurance:
Property and casualty	$ 8,434	11.9%	$ 7,142	10.8%	$ 18,464	19.9%
Property	15,509	21.8	12,453	18.8	17,160	18.5
Crop	3,748	5.3	4,191	6.3	3,975	4.3
Casualty	1,656	2.3	1,775	2.7	1,091	1.2
Marine/aviation	195	0.3	9	-	5,423	5.9

Total pro rata reinsurance	29,542	41.6	25,570	38.6	46,113	49.8

Excess-of-loss reinsurance:
Property	30,283	42.7	28,366	42.8	30,301	32.7
Casualty	11,183	15.7	12,302	18.6	16,221	17.5
Surety	(5)	-	30	-	(47)	-

Total excess-of-loss reinsurance	41,461	58.4	40,698	61.4	46,475	50.2

Total	$ 71,003	100.0%	$ 66,268	100.0%	$ 92,588	100.0%

Marketing and Distribution

Property and Casualty Insurance

The pool participants market a wide variety of commercial and personal lines insurance products through 16 full service branch offices, which actively write business in 41 states. The pool participants’ products are marketed exclusively through a network of over 2,200 local independent agencies and agency groups contracted and serviced by the branch offices. The pool participants primarily focus on the sale of commercial lines of property and casualty insurance to small and medium-sized businesses, which are considered to be policyholders that pay less than $100,000 in annual premiums. The pool participants also seek to provide more than one policy to a given customer, because this “account selling” strategy diversifies risks and generally improves underwriting results.

The pool participants wrote approximately $1.2 billion in direct premiums in 2007, with 87 percent of this business coming from commercial lines products and 13 percent coming from personal lines products. Although a majority of the pool participants’ business is generated by sales in the Midwest, Employers Mutual’s branch offices are located across the country to take advantage of local market conditions and opportunities, as well as to spread risk geographically. Each branch office performs its own underwriting, claims, marketing and risk management functions according to policies and procedures established and monitored by the home office. This decentralized network of branch offices allows the pool participants to develop marketing strategies, products and pricing that target the needs of individual marketing territories and take advantage of different opportunities for profit in each market. This operating structure also enables the pool participants to develop close relationships with the agents and customers with whom they do business.

       Although each branch office offers a slightly different combination of products, the branches generally target three customer segments:

•	a wide variety of small to medium-sized businesses, through a comprehensive package of property and liability coverages;

•

businesses and institutions eligible for the pool participant’s target market and safety dividend group programs (described below), which offer specialized products geared to their members’ unique protection needs; and

•	individual consumers, through a number of personal lines products such as homeowners, automobile and umbrella coverages.

The pool participants write a number of target market and safety dividend group programs throughout the country, and have developed a strong reputation for these programs within the marketplace. These programs provide enhanced insurance protection to businesses or institutions that have similar hazards and exposures and are willing to implement loss prevention programs. Underwriting results for these programs are based on the experience of the group, rather than the individual participants. These groups include public schools, small municipalities, petroleum marketers, contractors and mobile home parks. As an example, the pool participants write coverage for approximately 1,500 school districts throughout the Midwest. These programs have been successful because they offer risk management products and services that are targeted to the needs of the group members through a local independent agent.

The following table sets forth the geographic distribution of the aggregate direct premiums written of all parties to the pooling agreement for the three years ended December 31, 2007.

	Year ended December 31,
	2007	2006	2005

Arizona	3.8%	4.0%	3.9%
Colorado	3.3	3.3	3.2
Illinois	4.3	4.4	4.4
Iowa	14.0	14.0	14.8
Kansas	9.3	9.5	9.3
Michigan	3.9	3.9	3.9
Minnesota	3.1	3.1	3.2
Nebraska	5.4	5.6	5.8
North Carolina	3.1	3.1	3.2
Pennsylvania	3.7	3.5	3.5
Texas	4.7	4.6	4.4
Wisconsin	5.4	5.7	5.5
Other *	36.0	35.3	34.9
	100.0%	100.0%	100.0%

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

Employers Mutual’s reinsurance business is derived from two sources. Approximately 75 percent of Employers Mutual’s assumed reinsurance premiums earned in 2007 were generated through the activities of its Home Office Reinsurance Assumed Department (also known as “HORAD”). The reinsurance business written by HORAD is brokered through independent intermediaries. As a result, the risks assumed by HORAD do not materially overlap with the risks assumed by MRB (discussed below). The risks which are assumed by Employers Mutual through HORAD are directly underwritten and priced by Employers Mutual. As such, Employers Mutual has discretion with respect to the type and size of risks which it assumes and services through these activities.

The remaining 25 percent of Employers Mutual’s assumed reinsurance premiums earned in 2007 were generated through participation in the MRB pool, an unincorporated association through which Employers Mutual and other unaffiliated insurance companies participate in a voluntary reinsurance pool to meet the reinsurance needs of small and medium-sized, unaffiliated mutual insurance companies. Employers Mutual has participated in the MRB pool since 1957. Effective January 1, 2006, the board of directors of the MRB pool approved the admission of two new assuming companies to the pool. This reduced Employers Mutual’s participation in the pool from a one-third share to an approximate one-fifth share (one company only assumes property exposures). Both of the new assuming companies carry an A+ (Superior) rating from A.M. Best Company and their addition enhanced the financial strength of the pool. MRB is controlled by a board of directors composed of the five members, including one representative designated by Employers Mutual. As a member of this organization, Employers Mutual assumes its proportionate share of the risks ceded to MRB by unaffiliated insurers. Since MRB is structured on a joint liability basis, Employers Mutual, and therefore the Company’s reinsurance subsidiary, would be obligated with respect to the proportionate share of risks assumed by the other participants in the event they were unable to perform. MRB, which is operated by an independent management team, manages assumed risks through typical underwriting practices, including loss exposure controls provided through reinsurance coverage obtained for the benefit of MRB. The reinsurance risks for MRB arise primarily from the Northeast and Midwest markets. Underwriting of risks and pricing of coverage is performed by MRB management under general guidelines established by Employers Mutual and the other participating insurers. Apart from these procedures, Employers Mutual has only limited control over the risks assumed by, and the operating results of, MRB. Because of the joint liability structure, MRB participating companies must maintain a rating of “A-” (Excellent) or above from A.M. Best Company and meet certain other standards.

During the fourth quarter of 2007, the MRB board of directors approved Farm Bureau Mutual Insurance Company of Michigan to replace Auto-Owners Insurance Company as an assuming company in the MRB pool effective January 1, 2008. As a result, Employers Mutual’s participation in the pool will remain at approximately 20 percent in 2008.

Over the past several years Employers Mutual has emphasized writing excess-of-loss reinsurance business in its HORAD operation and has worked to increase its participation on existing contracts that had favorable terms. Employers Mutual strives to be flexible in the types of reinsurance products it offers, but generally limits its writings to direct reinsurance business, rather than providing retrocessional covers. In recent years there has been a trend in the reinsurance marketplace for “across the board” participation on excess-of-loss reinsurance contracts. As a result, reinsurance companies must be willing to participate on all layers offered under a specific contract in order to be considered a viable reinsurer.

It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business. Commissions paid by the reinsurance subsidiary to Employers Mutual for this purpose amounted to $17,386,000 in 2007. During 2007, Employers Mutual retained 10.5 percent of the gross assumed premiums written subject to cession to the reinsurance subsidiary as compensation for the $2.0 million cap on losses assumed per event, which amounted to $8,330,000. The reinsurance subsidiary also assumed all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that were subject to the quota share agreement. The net foreign currency exchange loss assumed by the reinsurance subsidiary in 2007 was $512,000.

Competition

Property and Casualty Insurance

The property and casualty insurance business is very competitive. The pool participants compete in the United States insurance market with numerous insurers, many of which have greater financial resources. Competition in the types of insurance in which the pool participants are engaged is based on many factors, including the perceived overall financial strength of the insurer, premiums charged, contract terms and conditions, services offered, speed of claim payments, reputation and experience. Because the insurance products of the pool participants are marketed exclusively through independent agencies, they face competition to retain qualified agencies, as well as competition within the agencies. The pool participants also compete with direct writers, who utilize salaried employees and generally offer their products at a lower cost, exclusive agencies, who write insurance business for only one company, and to a lesser extent, internet-based enterprises. The pool participants utilize a profit-sharing plan as an incentive for the independent agencies to place high-quality insurance business with them.

Reinsurance

Employers Mutual, in writing reinsurance business through its HORAD operation, competes in the global reinsurance market with numerous reinsurance companies, many of which have substantially greater financial resources. Competition for reinsurance business is based on many factors, including financial strength, industry ratings, stability in products offered and licensing status. During the past several years, some ceding companies have tended to favor large, financially strong reinsurance companies who are able to provide “mega” line capacity for multiple lines of business. Employers Mutual faces the risk of ceding companies becoming less interested in diversity and spread of reinsurance risk in favor of having fewer, highly-capitalized reinsurance companies on their program.

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

A.M. Best Company Rating

Property and Casualty Insurance

A.M. Best Company (A.M. Best) rates insurance companies based on their relative financial strength and ability to meet their contractual obligations. The most recent A.M. Best Property Casualty Key Rating Guide gives the Company’s property and casualty insurance subsidiaries an “A-” (Excellent) financial strength rating in their capacity as participants in the pooling agreement. A.M. Best re-evaluates its ratings from time to time (normally on an annual basis) and there can be no assurance that the Company’s property and casualty insurance subsidiaries and the other pool participants will maintain their current rating in the future. Management believes that an A.M. Best rating of “A-” (Excellent) or better is important to the Company’s business since many insureds require that companies with which they insure be so rated. A.M. Best’s publications indicate that these ratings are assigned to companies that have achieved excellent overall performance and have a strong ability to meet their obligations over a long period of time. A.M. Best’s ratings are based upon factors of concern to policyholders and insurance agents, and are not directed toward the protection of investors.

Reinsurance

The most recent A.M. Best Property Casualty Key Rating Guide gives the Company’s reinsurance subsidiary an “A-” (Excellent) financial strength rating. However, because all of the reinsurance business assumed by the reinsurance subsidiary is produced by Employers Mutual, the rating of the reinsurance subsidiary is not critical to the Company’s reinsurance operations. The rating of Employers Mutual is, however, critical to the Company’s reinsurance operations, as the unaffiliated insurance companies that cede business to Employers Mutual view the rating as an indication of Employers Mutual’s ability to meet its obligations to those insurance companies. Employers Mutual’s rating of “A-” (Excellent) has resulted in the loss of some reinsurance business because some insurance companies require a rating of “A” (Excellent) or higher. A downgrade of Employers Mutual’s rating would have a material adverse impact on the Company’s reinsurance subsidiary, as a downgrade would negatively impact Employers Mutual’s ability to assume reinsurance business and, consequently, to cede that business to the Company’s reinsurance subsidiary.

Statutory Combined Trade Ratios

The following table sets forth the statutory combined trade ratios of the Company’s insurance subsidiaries and the property and casualty insurance industry averages for the five years ended December 31, 2007. The combined trade ratios below are the sum of the following: the loss ratio, calculated by dividing losses and settlement expenses incurred by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written and policyholder dividends by net premiums earned. Generally, if the combined trade ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.

	Year Ended December 31,
	2007	2006	2005	2004	2003

Property and casualty insurance (1)
Loss ratio	62.1%	56.6%	62.1%	79.0%	70.3%
Expense ratio	36.2%	36.1%	33.5%	33.1%	32.2%
Combined trade ratio	98.3%	92.7%	95.6%	112.1%	102.5%

Reinsurance (2)
Loss ratio	67.0%	68.5%	63.6%	55.9%	65.2%
Expense ratio	22.9%	24.0%	27.5%	27.8%	27.2%
Combined trade ratio	89.9%	92.5%	91.1%	83.7%	92.4%

Total insurance operations (1) (2)
Loss ratio	63.0%	58.8%	62.4%	72.6%	68.9%
Expense ratio	33.8%	34.0%	32.3%	31.6%	30.9%
Combined trade ratio	96.8%	92.8%	94.7%	104.2%	99.8%

Property and casualty insurance
industry averages (3)
Loss ratio	67.7%	65.3%	74.8%	72.8%	75.0%
Expense ratio	27.9%	27.1%	26.0%	25.3%	25.1%
Combined trade ratio	95.6%	92.4%	100.8%	98.1%	100.1%

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

(2)    The 2007 and 2006 loss ratio, expense ratio, and combined trade ratio for “reinsurance” and “total insurance operations” reflect the revised terms of the quota share agreement. The previous terms of the quota share agreement provided for a 4.5 percent override commission expense payment to Employers Mutual as compensation for the cap on losses assumed per event. Effective January 1, 2006, the reinsurance subsidiary no longer pays this override commission, and instead pays a 10.5 percent premium charge. In addition, the 2006 expense ratio and combined trade ratio for “reinsurance” are distorted by $3,440,000 of negative premiums written and $1,343,000 of commission income that were recorded in connection with the change in Employers Mutual’s participation in the MRB pool. Excluding these adjustments, the expense ratio and combined trade ratio for “reinsurance” would have been 24.7 percent and 93.2 percent, respectively. These adjustments were not large enough to impact the expense ratio and the combined trade ratio for “total insurance operations.”

(3)   As reported by A.M. Best Company. The ratio for 2007 is an estimate; the actual combined trade ratio is not currently available.

Claims Management

The pool participants believe that effective claims management is critical to their success. To this end, the pool participants have adopted a customer-focused claims management process that is believed to be cost efficient, and able to deliver an appropriate level of claims service that produces superior claims results. The claims management process is focused on controlling claims from their inception, accelerating communication to insureds and claimants and compressing the cycle time of claims to control both loss costs and claims-handling costs. The pool participants believe their process provides quality service and results in the appropriate handling of claims, allowing them to cost-effectively pay valid claims and contest fraudulent claims.

The claims management operation includes adjusters, appraisers, special investigators, attorneys and claims administrative personnel. The pool participants conduct their claims management operations out of 16 branch offices and five service offices located throughout the United States. The home office claims group provides advice and counsel for branch claims staff in investigating, reserving and settling claims. The home office claims staff also evaluates branch claims operations and makes recommendations for improvements in performance. Additional home office services provided include: complex claim handling, physical damage and property review, medical case management, medical bill review, legal coverage analysis, litigation management and subrogation. The pool participants believe these home office services assist the branch claims personnel in producing greater efficiencies than can be achieved at the local level.

Each branch office is responsible for evaluating and settling claims within the authority provided by home office claims. Authority levels within the branch offices are granted based upon an adjuster’s experience and expertise. The branch office must request input from home office claims once a case exceeds its authority level. A claims committee exists within home office and is chaired by the Senior Vice President of Claims. This committee meets on a weekly basis to assist the branches in evaluating and settling claims beyond their authority level.

The pool participants will allow claims to go to litigation in matters such as value disputes and questionable liability, and will defend appropriate denials of coverage. The pool participants generally retain outside defense counsel to litigate such matters; however, internal claims professionals manage the litigation process, rather than ceding control to an attorney. The pool participants have implemented a litigation management system that allows the claims staff to evaluate the quality and cost effectiveness of outside legal services provided. Cases are constantly reviewed to adjust the litigation plan if necessary, and all cases going to trial are carefully reviewed to assess the value of trial or settlement.

Loss and Settlement Expense Reserves

Liabilities for losses and settlement expenses are estimates at a given point in time of what an insurer expects to pay to claimants and the cost of settling claims, based on facts and circumstances then known. It can be expected that the insurer’s ultimate liability for losses and settlement expenses may either exceed or be less than such estimates. The Company’s estimates of the liabilities for losses and settlement expenses are based on estimates of future trends and claims severity, judicial theories of liability and other factors. However, during the loss adjustment period, which may cover many years in some cases, the Company may learn additional facts regarding individual claims, and consequently it often becomes necessary to refine and adjust its estimates of liability. The Company reflects any adjustments to its liabilities for losses and settlement expenses in its operating results in the period in which the changes in estimates are made.

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

Employers Mutual’s actuaries conduct quarterly reviews of the direct loss and settlement expense reserves. In addition, they specifically analyze direct case loss reserves on a quarterly basis and direct incurred but not reported (“IBNR”) loss reserves on an annual basis. Based on the results of these regularly-scheduled evaluations, the actuaries make recommendations regarding adjustments to direct reserve levels, if deemed appropriate.

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

Despite the inherent uncertainties of estimating loss and settlement expense reserves, the Company believes that its reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that its reserves for losses and settlement expenses at December 31, 2007 are adequate.

The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the property and casualty insurance subsidiaries and the reinsurance subsidiary. Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements.

	Year ended December 31,
	2007	2006	2005
	($ in thousands)
Gross reserves at beginning of year	$ 548,548	$ 544,051	$ 429,677
Re-valuation due to foreign
currency exchange rates	(190)	-	-
Ceded reserves at beginning of year	(35,609)	(42,650)	(25,358)
Net reserves at beginning of year,
before adjustment	512,749	501,401	404,319

Adjustment to beginning reserves due to
the change in pool participation	-	-	78,818
Net reserves at beginning of year,
after adjustment	512,749	501,401	483,137

Incurred losses and settlement expenses
Provision for insured events of the
current year	286,577	270,368	273,335
Decrease in provision for
insured events of prior years	(38,738)	(41,916)	(15,408)
Total incurred losses and
settlement expenses	247,839	228,452	257,927

Payments
Losses and settlement expenses
attributable to insured events of the
current year	104,196	92,061	99,998
Losses and settlement expenses
attributable to insured events of
prior years	137,265	125,043	139,665
Total payments	241,461	217,104	239,663

Net reserves at end of year	519,127	512,749	501,401
Ceded reserves at end of year	31,878	35,609	42,650
Gross reserves at end of year, before
foreign currency re-valuation	551,005	548,358	544,051
Re-valuation due to foreign
currency exchange rates	597	190	-
Gross reserves at end of year	$ 551,602	$ 548,548	$ 544,051

Following is a detailed analysis of the reserve development the Company has experienced during the past three years.

Year ended December 31, 2007

Property and casualty insurance segment

For the property and casualty insurance segment, the December 31, 2007 estimate of loss and settlement expense reserves for accident years 2006 and prior decreased $27,977,000 from the estimate at December 31, 2006. This decrease, a majority of which is attributable to favorable development on case loss reserves, represents approximately 6.8 percent of the December 31, 2006 gross carried reserves. No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2007.

Reserves on previously reported claims developed favorably in 2007 by approximately $17,154,000. Favorable development on case and bulk loss reserves occurred in most major lines of business: other liability ($7,126,000), workers’ compensation ($6,005,000), commercial property ($3,083,000), auto physical damage ($1,327,000), bonds ($1,020,000), homeowners ($947,000) and personal auto liability ($764,000). For all lines combined, the latest three prior accident years were responsible for over 77 percent of the total favorable development, and the latest five prior accident years contributed over 99 percent. In aggregate, all of the favorable development on previously reported claims is attributable to claims that closed during 2007.

The emergence of IBNR claims was lower than the change in prior year IBNR loss reserves, resulting in approximately $11,750,000 of favorable development in 2007. This development arose from all major lines of business: other liability ($4,607,000), commercial property ($1,814,000), commercial auto liability ($1,599,000), homeowners ($1,214,000), auto physical damage ($1,060,000), workers’ compensation ($847,000), bonds ($490,000) and personal auto liability ($119,000). For all lines combined, the favorable development on prior year IBNR loss reserves is attributable to accident year 2006.

During 2007, underlying exposure increases resulted in premium increases in certain lines of business, most notably in the other liability and workers’ compensation lines. Since formula IBNR loss reserves are calculated through the application of IBNR factors to premiums earned, these exposure increases resulted in an increase of $2,226,000 in prior accident year IBNR loss reserves, which partially offset the favorable case and IBNR loss reserve development described above.

Total settlement expense reserves developed downward in 2007 by $6,760,000. Approximately 51 percent of the downward development is related to internal claims department, independent adjuster, and miscellaneous settlement expenses. Settlement expense payments in these categories during 2007 were lower than anticipated in the payment patterns used in the accident year allocation of settlement expense reserves at December 31, 2006. This downward development occurred primarily in the workers’ compensation, other liability and commercial auto liability lines of business.

The defense and cost containment portion of prior accident year settlement expense reserves developed downward in 2007 by $3,320,000. The favorable development resulted from expense payments in 2007 that were $5,763,000 lower than anticipated in the 2006 year-end reserve levels. The other liability line of business accounts for approximately three fourths of this downward development. Partially offsetting this favorable development, settlement expense reserves were strengthened $2,700,000, of which approximately $1,752,000 was allocated to prior accident years. This prior year strengthening occurred primarily in the other liability, commercial auto and workers’ compensation lines of business. This reserving action resulted from standard actuarial reserve reviews. In addition, $824,000 of settlement expense reserves were reallocated to defense and cost containment, of which $590,000 is allocated to prior accident years. Finally, settlement expense reserves for prior accident years increased approximately $244,000 due to the exposure increases mentioned above in the discussion of IBNR loss reserves.

Prior accident year reserves for non-voluntary assumed business developed adversely by $127,000, attributable primarily to auto assigned risk pools.

The above results reflect reserve development on a direct and assumed basis. During 2007, ceded losses for prior accident years decreased $5,587,000, which is largely attributable to a reduction in prior accident year losses ceded for the workers’ compensation, umbrella, bonds and commercial property lines of business. The impact of the decrease in reinsurance recoverables was to reduce the favorable development on the direct and assumed business described above.

Reinsurance segment

For the reinsurance segment, the December 31, 2007 estimate of loss and settlement expense reserves for accident years 2006 and prior decreased $10,761,000 from the estimate at December 31, 2006. This represents 7.8 percent of the December 31, 2006 carried gross reserves and is attributable to the HORAD book of business for accident years 2004 - 2006. Much of this development can be attributed to reported losses for policy years 2004 - 2006 for property, casualty and multi-line classes that were below December 31, 2006 implicit projections.

For the HORAD and MRB books of business combined, the favorable development can be attributed to the property pro rata and property excess lines of business.

No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2007.

Year ended December 31, 2006

Property and casualty insurance segment

For the property and casualty insurance segment, the December 31, 2006 estimate of loss and settlement expense reserves for accident years 2005 and prior decreased $32,255,000 from the estimate at December 31, 2005. This decrease represents approximately 7.9 percent of the December 31, 2005 gross carried reserves and is attributed primarily to favorable development on case loss reserves of previously reported claims. No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2006.

Reserves on previously reported claims developed favorably in 2006 by approximately $28,187,000. Favorable case loss reserve development occurred in all major lines of business: workers’ compensation ($11,366,000), other liability ($8,503,000), commercial property ($2,369,000), personal auto liability ($1,436,000), homeowners ($1,412,000), auto physical damage ($1,304,000), bonds ($1,248,000) and commercial auto liability ($549,000). For all lines combined, the latest three prior accident years were responsible for over 80 percent of the total favorable development, and the latest five prior accident years contributed over 95 percent. In aggregate, all of the favorable development is attributable to claims that closed during 2006.

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

The emergence of IBNR claims was lower than the change in prior year IBNR loss reserves, resulting in approximately $5,195,000 of favorable development in 2006. This favorable development arose from five lines of business: other liability ($2,755,000), commercial auto liability ($2,018,000), homeowners ($1,401,000), auto physical damage ($859,000) and commercial property ($102,000). Partially offsetting this favorable development was adverse development totaling ($1,940,000) on the remaining lines of business. For all lines combined, the favorable development of prior year IBNR loss reserves is attributable to accident year 2005.

During 2006, underlying exposure increases resulted in premium increases in certain lines of business, most notably in the other liability line. Since formula IBNR loss reserves are calculated through the application of IBNR factors to premiums earned, these exposure increases resulted in an increase of $1,554,000 in prior accident year IBNR loss reserves.

Total settlement expense reserves developed downward in 2006 by $3,915,000. Approximately 57 percent of the downward development is related to internal claims department, independent adjuster and miscellaneous settlement expenses. Settlement expense payments in these categories during 2006 were lower than anticipated in the payment patterns used in the accident year allocation of settlement expense reserves at December 31, 2005. This downward development occurred primarily in the workers’ compensation, other liability and commercial auto liability lines of business.

The defense and cost containment portion of prior accident year settlement expense reserves developed downward in 2006 by $1,690,000. The favorable development resulted from expense payments in 2006 that were $3,681,000 lower than anticipated in the 2005 year-end reserve levels. The other liability line of business accounts for approximately 80 percent of this downward development. During 2006, the settlement expense formula case loss reserve for involuntary auto business was eliminated, resulting in $206,000 of additional downward development. Partially offsetting this favorable development was $511,000 of strengthening in asbestos settlement expense reserves, which resulted from an outside consultant’s analysis of the Company’s asbestos liabilities. Settlement expense reserves other than asbestos were strengthened $1,800,000, of which approximately $1,183,000 was allocated to prior accident years. About 80 percent of this prior accident year strengthening occurred in the other liability and workers’ compensation lines of business. This reserving action resulted from standard actuarial reserve reviews, which indicated generally higher ultimate expense to loss ratios in these lines of business. In addition, settlement expense reserves for prior accident years increased approximately $421,000 due to the exposure increases mentioned above in the discussion of IBNR loss reserves.

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

Reinsurance segment

For the reinsurance segment, the December 31, 2006 estimate of loss and settlement expense reserves for accident years 2005 and prior decreased $9,661,000 from the estimate at December 31, 2005. This represents 7.2 percent of the December 31, 2005 gross carried reserves and is attributable primarily to the HORAD book of business, which developed downward by $7,896,000. Approximately 95 percent of the HORAD favorable development arose from accident years 2004 and 2005. Much of this development can be attributed to reported policy year 2004 and 2005 losses for property, casualty, ocean marine and multi-line classes that were below December 31, 2005 implicit projections.

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

Year ended December 31, 2005

Property and casualty insurance segment

For the property and casualty insurance segment, the December 31, 2005 estimate of loss and settlement expense reserves for accident years 2004 and prior decreased $14,808,000 from the estimate at December 31, 2004. This decrease represents 4.8 percent of the December 31, 2004 gross carried reserves and is primarily attributed to downward development of individual case loss reserves of previously reported claims, downward development of settlement expense reserves and the elimination of a workers’ compensation bulk case loss reserve. No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2005.

Reserves on previously reported claims developed downward in 2005 by approximately $6,539,000. Favorable case loss reserve development occurred in most lines of business as follows: other liability ($6,180,000), commercial property ($3,165,000), personal auto liability ($1,621,000), homeowners ($1,316,000), auto physical damage ($1,162,000) and bonds ($428,000). Partially offsetting these reductions was adverse development in two lines of business: workers’ compensation ($5,049,000) and commercial auto liability ($2,284,000). About one-fourth of the workers' compensation adverse development was from assigned risk claims, which are ceded 100 percent to an involuntary pool. For all lines combined, the latest three accident years were responsible for about 90 percent of the total favorable development.

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

Settlement expense reserves developed downward in 2005 by $3,815,000. About 70 percent of this favorable development can be attributed to three lines of business: workers’ compensation ($1,571,000), other liability ($653,000) and commercial auto liability ($459,000). Approximately one-third of the total decline is due to a reduction in the reserve for internal settlement expenses, a decrease that was indicated by the standard methodology used to establish this reserve. The remainder can be attributed primarily to settlement expense payments during 2005 that were lower than those anticipated in the payment patterns used at December 31, 2004 to allocate settlement expense reserves by accident year. This decline more than offset an approximate $561,000 increase in prior year internal expenses for contingent salaries, bonuses and retirement plans.

There were relatively offsetting effects in the defense and cost containment portions of prior year settlement expense reserves. Settlement expense reserves were strengthened $600,000 for asbestos exposures and $900,000 for the other liability line of business, excluding asbestos, of which approximately $631,000 was allocated to prior accident years. These reserving actions resulted from standard actuarial reviews. Because the Company establishes settlement expense reserves as a percentage of loss reserves, IBNR strengthening associated with increases in premium rate levels produced a $470,000 increase in prior accident year settlement expense reserves. The takedown of a workers’ compensation bulk case loss reserve, the re-allocation of IBNR loss reserves by accident year, and a strengthening of IBNR loss reserves in the other liability line of business resulted in net adverse development of approximately $1,329,000 in prior accident year settlement expense reserves. This increase in the defense portion of the prior accident year settlement expense reserve was more than offset by a reduction in the legal and cost containment portion of the reserve that resulted from a reduction in prior accident year case and IBNR loss reserves. Overall, the defense and cost containment portion of the total prior accident year settlement expense reserve generated a modest $455,000 of favorable development.

During 2005, the involuntary workers’ compensation and auto assigned risk business experienced adverse development of $688,000. Losses and settlement expenses for these mandatory pools are booked as reported to the Company, with the exception of a current accident year IBNR loss reserve provision to cover a one-quarter reporting lag.

At January 1, 2005, the Company carried a bulk case loss reserve in the amount of $7,950,000 in the workers’ compensation line of business. Due to indications of a potential shortage in IBNR loss reserves in the other liability line of business, one-half of this bulk case loss reserve was re-allocated to other liability IBNR loss reserves at March 31, 2005, with no effect on underwriting results. Actuarial reviews performed during the remainder of 2005 indicated that the estimated adequacy of individual workers’ compensation case loss reserves and total case loss reserves remained fairly constant with the levels perceived at December 31, 2004. As a result, a portion of the remaining bulk case loss reserve was re-allocated to various components of the loss and settlement expense reserve for the other liability line of business (IBNR, asbestos and settlement expense) at December 31, 2005 and the remainder was eliminated. These actions resulted in the recognition of $2,145,000 of favorable development on prior accident years’ reserves during the fourth quarter of 2005. For the twelve months of 2005, the elimination of workers’ compensation bulk case loss reserve resulted in $7,950,000 of favorable development in the workers’ compensation line of business.

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

Reinsurance segment

For the reinsurance segment, the December 31, 2005 estimate of loss and settlement expense reserves for accident years 2004 and prior decreased $600,000 from the estimate at December 31, 2004. This modest decrease represents less than 1 percent of the December 31, 2004 gross carried reserves and is attributable to the HORAD book of business, which developed downward by $2,291,000. Accident years 2002 and 2003 developed downward $3,766,000. Much of this favorable development can be attributed to reported policy year 2002 and 2003 losses for property, casualty, ocean marine, and multi-line classes that were below December 31, 2004 implicit projections. Accident year 2004 developed upward $2,057,000, while most accident years prior to 2002 developed modestly downward, offsetting about 30 percent of the accident year 2004 adverse development. The accident year 2004 development arose primarily from ocean marine and casualty excess classes.

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

Calendar year development table

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

The table has been restated to reflect the addition of Farm and City Insurance Company to the pooling agreement effective January 1, 1998, and the increase in the property and casualty insurance subsidiaries’ aggregate participation in the pooling agreement to 30.0 percent effective January 1, 2005.

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

	Year ended December 31,
($ in thousands)	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

Statutory reserves for losses
and settlement expenses	$ 205,606	230,937	257,201	276,103	303,643	321,945	354,200	405,683	502,927	514,576	521,159

Retroactive restatement of
reserves in conjunction with:
- admittance of Farm and
City into the pooling
agreement	3,600	-	-	-	-	-	-	-	-	-	-
- the increase in the property
and casualty insurance
subsidiaries' aggregate
participation in the
pooling agreement	41,743	46,445	51,340	55,052	58,392	61,010	65,696	78,818	-	-	-

Statutory reserves after
retroactive restatement	250,949	277,382	308,541	331,155	362,035	382,955	419,896	484,501	502,927	514,576	521,159

GAAP Adjustments	(1,092)	(1,133)	(1,208)	(1,070)	(1,242)	(1,381)	(1,378)	(1,364)	(1,526)	(1,827)	(2,032)

Reserves for losses and
settlement expenses	249,857	276,249	307,333	330,085	360,793	381,574	418,518	483,137	501,401	512,749	519,127

Paid (cumulative) as of:
One year later	76,991	94,134	105,740	120,384	129,501	131,395	137,875	139,665	125,043	137,265	-
Two years later	122,374	145,648	168,319	189,404	206,088	213,756	221,724	210,516	202,851	-	-
Three years later	150,317	179,838	211,226	238,116	258,117	270,782	272,448	265,049	-	-	-
Four years later	168,070	204,372	240,808	269,795	296,491	301,714	302,862	-	-	-	-
Five years later	182,400	220,470	258,522	291,121	316,686	321,647	-	-	-	-	-
Six years later	193,192	231,555	271,944	302,150	329,575	-	-	-	-	-	-
Seven years later	199,749	240,785	280,153	310,817	-	-	-	-	-	-	-
Eight years later	207,072	246,979	286,513	-	-	-	-	-	-	-	-
Nine years later	212,087	251,736	-	-	-	-	-	-	-	-	-
Ten years later	215,123	-	-	-	-	-	-	-	-	-	-

Reserves re-estimated as of:
End of year	249,857	276,249	307,333	330,085	360,793	381,574	418,518	483,137	501,401	512,749	519,127
One year later	236,694	269,042	304,644	335,582	369,076	391,544	445,221	467,729	459,485	474,011	-
Two years later	233,835	270,381	307,777	346,015	383,987	418,518	445,378	448,803	446,279	-	-
Three years later	233,332	273,622	313,712	356,473	398,250	422,873	437,123	444,910	-	-	-
Four years later	233,549	277,036	320,214	364,824	407,791	421,657	437,559	-	-	-	-
Five years later	237,836	280,875	327,247	372,567	409,035	428,458	-	-	-	-	-
Six years later	240,803	286,565	335,494	374,515	413,355	-	-	-	-	-	-
Seven years later	244,901	291,952	338,343	378,071	-	-	-	-	-	-	-
Eight years later	249,153	294,707	340,538	-	-	-	-	-	-	-	-
Nine years later	251,467	296,317	-	-	-	-	-	-	-	-	-
Ten years later	253,160	-	-	-	-	-	-	-	-	-	-

Cumulative redundancy
(deficiency)	$ (3,303)	(20,068)	(33,205)	(47,986)	(52,562)	(46,884)	(19,041)	38,227	55,122	38,738	-

Gross loss and settlement
expense reserves
- end of year (A)	$ 266,464	296,097	320,415	344,398	375,919	394,810	444,901	515,509	544,051	548,358	551,005
Reinsurance receivables	16,607	19,848	13,082	14,313	15,126	13,236	26,383	32,372	42,650	35,609	31,878
Net loss and settlement
expense reserves
- end of year	$ 249,857	276,249	307,333	330,085	360,793	381,574	418,518	483,137	501,401	512,749	519,127

Gross re-estimated
reserves - latest (B)	$ 275,102	320,393	358,203	397,041	434,519	453,011	470,825	477,374	484,056	503,992	551,005
Re-estimated reinsurance
receivables - latest	21,942	24,076	17,665	18,970	21,164	24,553	33,266	32,464	37,777	29,981	31,878
Net re-estimated reserves -
latest	$ 253,160	296,317	340,538	378,071	413,355	428,458	437,559	444,910	446,279	474,011	519,127

Gross cumulative redundancy
(deficiency) (A-B)	$ (8,638)	(24,296)	(37,788)	(52,643)	(58,600)	(58,201)	(25,924)	38,135	59,995	44,366	-

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

The following table presents asbestos and environmental-related losses and settlement expenses incurred and reserves outstanding, net of reinsurance, for the Company:

	Year ended December 31,
	2007	2006	2005
	($ in thousands)
Losses and settlement expenses incurred:
Asbestos:
Property and casualty insurance	$ 511	$ 905	$ 1,660
Reinsurance	-	40	-
	511	945	1,660
Environmental:
Property and casualty insurance	88	(32)	337
Reinsurance	-	-	-
	88	(32)	337
Total losses and settlement
expenses incurred	$ 599	$ 913	$ 1,997

	Year ended December 31,
	2007	2006	2005
Loss and settlement expense reserves:	($ in thousands)
Asbestos:
Property and casualty insurance	$ 4,668	$ 4,559	$ 4,078
Reinsurance	598	623	602
	5,266	5,182	4,680
Environmental:
Property and casualty insurance	1,407	1,368	1,478
Reinsurance	727	738	738
	2,134	2,106	2,216
Total loss and settlement
expense reserves	$ 7,400	$ 7,288	$ 6,896

Based upon current facts, management believes the reserves established for asbestos and environmental-related claims at December 31, 2007 are adequate. Although future changes in the legal and political environment may result in adjustment to these reserves, management believes any adjustment will not have a material impact on the financial condition or results of operations of the Company.

Reinsurance Ceded

The following table presents amounts due to the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums as of December 31, 2007:

				2007
	Amount		Percent	A.M. Best
	recoverable		of total	rating
($ in thousands)
Wisconsin Compensation Rating Bureau	$ 10,238		27.1%	(1)
Michigan Catastrophic Claims Association	9,292		24.6%	(1)
Hartford Steam Boiler Inspection and Insurance Company	2,679		7.1%	A++
XL Reinsurance America	2,345		6.2%	A+
Workers' Compensation Reinsurance Association of Minnesota	1,718		4.6%	(1)
General Reinsurance Corporation	1,516		4.0%	A++
National Workers' Compensation Reinsurance Pool	1,271		3.4%	(1)
Transatlantic Reinsurance Company	743		2.0%	A+
Swiss Reinsurance America Corporation	562		1.5%	A+
Munich Reinsurance America Inc.	541		1.4%	A
Other Reinsurers	6,833		18.1%
	$ 37,738	(2)	100.0%

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

(2)

The total amount recoverable at December 31, 2007 represents $1,394,000 in paid losses and settlement expenses, $31,878,000 in unpaid losses and settlement expenses and $4,466,000 in unearned premiums.

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred for the three years ended December 31, 2007 is presented below.

	Year ended December 31,
	2007	2006	2005
	($ in thousands)
Premiums written:
Direct	$ 209,844	$ 191,516	$ 187,485
Assumed from nonaffiliates	3,141	3,414	4,537
Assumed from affiliates	417,765	408,950	463,777
Ceded to nonaffiliates	(25,651)	(26,112)	(25,080)
Ceded to affiliates	(209,844)	(191,516)	(187,485)
Net premiums written	$ 395,255	$ 386,252	$ 443,234

Premiums earned:
Direct	$ 203,150	$ 188,427	$ 186,933
Assumed from nonaffiliates	3,343	3,698	4,456
Assumed from affiliates	415,709	414,068	435,086
Ceded to nonaffiliates	(25,993)	(26,151)	(23,917)
Ceded to affiliates	(203,150)	(188,427)	(186,933)
Net premiums earned	$ 393,059	$ 391,615	$ 415,625

Losses and settlement expenses incurred:
Direct	$ 107,713	$ 95,640	$ 137,399
Assumed from nonaffiliates	2,332	2,546	7,083
Assumed from affiliates	251,874	233,284	280,482
Ceded to nonaffiliates	(6,367)	(7,378)	(29,638)
Ceded to affiliates	(107,713)	(95,640)	(137,399)
Net losses and settlement
expenses incurred	$ 247,839	$ 228,452	$ 257,927

For 2007 and 2006, premiums written and earned assumed from affiliates, and losses and settlement expenses incurred assumed from affiliates, reflect a reduction in Employers Mutual’s participation in the MRB pool. The board of directors of the MRB pool approved the admission of two new assuming companies to the pool effective January 1, 2006. This reduced Employers Mutual’s participation in the pool from a one-third share to an approximate one-fifth share (one company is only assuming property exposures). The premiums written assumed from affiliates and net premiums written amounts for 2006 also include a negative $3,440,000 portfolio adjustment which served as an offset to the decrease in unearned premiums recognized in connection with this change in pool participation.

The premiums written assumed from affiliates and net premiums written amounts for 2005 include a $29,631,000 portfolio adjustment which served as an offset to the increase in unearned premiums recognized in connection with the change in the property and casualty insurance subsidiaries’ aggregate pool participation (see discussion under “Organizational Structure – Property and Casualty Insurance”).

Property and Casualty Insurance

The pool participants cede insurance in the ordinary course of business for the primary purpose of limiting their maximum loss exposure. The pool participants also purchase catastrophe reinsurance to cover multiple losses arising from a single event.

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

A summary of the reinsurance treaties benefiting the pool participants during 2007 is presented below. Retention amounts reflect the accumulated retentions and co-participation of all layers within a treaty.

Type of reinsurance treaty	Retention		Limits
Property per risk	$ 3,600,000	98	percent of $37,000,000
Property catastrophe	$ 17,200,000	95	percent of $150,000,000
Casualty	$ 2,300,000	99	percent of $38,000,000
Workers' compensation excess	$ -		$20,000,000 excess of $40,000,000
Umbrella	$ 2,000,000	100	percent of $8,000,000
Fidelity	$ 1,200,000	95	percent of $4,000,000
Surety	$ 2,200,000	91	percent of $14,000,000
Non-obligatory surety quota share	$ 10,500,000	70	percent of $35,000,000
Boiler	$ -	100	percent of $100,000,000
Terrorism aggregate excess-of-loss	$ 74,500,000	55	percent of $110,000,000
Employment Practices Liability	$ -	100	percent of $100,000

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

The major reinsurers in the pool participants’ reinsurance programs during 2007 are presented below. The percentages represent the reinsurers’ share of the total reinsurance protection under all coverages. Each type of coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within these coverages. All programs (except the boiler program) are handled by reinsurance intermediaries (brokers). The reinsurance of those programs is syndicated to approximately 51 domestic and foreign reinsurers.

In formulating reinsurance programs, Employers Mutual is selective in its choice of reinsurers. Employers Mutual selects reinsurers on the basis of financial stability and long-term relationships, as well as price of the coverage. Reinsurers are generally required to have an A.M. Best rating of “A” (Excellent) or higher and a minimum policyholders’ surplus of $250,000,000.

	Percent
	of total	2007
Property per risk, property catastrophe	reinsurance	A.M. Best
and casualty coverages	protection	rating
Underwriters at Lloyd's of London	31.8%	A
Mutual Reinsurance Bureau	15.5%	(1)
Hannover Ruckversicherung AG	7.5%	A
Transatlantic Reinsurance Company	4.9%	A+
Platinum Underwriters Reinsurance, Inc.	4.0%	A
Axis Specialty Limited	3.4%	A
Axis Reinsurance Company	3.7%	A

Workers' compenstion excess coverage
Underwriters at Lloyd's of London	100.0%	A

Umbrella coverage
January 1 - June 30, 2007:
Transatlantic Reinsurance Company	30.0%	A+
Swiss Reinsurance America Corporation	20.0%	A+
TOA Reinsurance Company of America	17.5%	A
Hannover Ruckversicherung AG	12.5%	A
Partner Reinsurance Company of the US	10.0%	A+
Axis Reinsurance Company	10.0%	A

July 1 - December 31, 2007:
Transatlantic Reinsurance Company	30.0%	A+
Swiss Reinsurance America Corporation	20.0%	A+
TOA Reinsurance Company of America	17.5%	A
Hannover Ruckversicherung AG	12.5%	A
Partner Reinsurance Company of the US	10.0%	A+
Axis Reinsurance Company	10.0%	A

Fidelity and surety coverages
Transatlantic Reinsurance Company	40.0%	A+
Partner Reinsurance Company of the US	20.0%	A+
Hannover Ruckversicherung AG	20.0%	A
Everest Reinsurance Company	20.0%	A+

Boiler coverage
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A+ +

Terrorism aggregate excess-of-loss
Axis Specialty Limited	25.0%	A
Arch Reinsurance LTD	12.0%	A
Everest Reinsurance Company	8.0%	A+
Underwriters at Lloyd's of London	10.0%	A

(1)

Mutual Reinsurance Bureau (MRB) is composed of Employers Mutual and four other unaffiliated mutual insurance companies. MRB is backed by the financial strength of the five member companies. All of the members of MRB were assigned an “A-” (Excellent) or better rating by A.M. Best.

       Premiums ceded under the pool participants’ reinsurance programs by all pool participants and by the Company’s property and casualty insurance subsidiaries for the year ended December 31, 2007 are presented below. Each type of reinsurance coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within the coverages. Since each layer of coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer’s overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives.

	Premiums ceded by
		Property
		and casualty
	All pool	insurance
	participants	subsidiaries
Reinsurer	($ in thousands)
Hartford Steam Boiler Inspection and Insurance Company	$ 15,324	$ 4,597
Transatlantic Reinsurance Company	6,676	2,003
Hannover Ruckversicherung AG	6,255	1,877
Partner Reinsurance Company of the US	4,236	1,271
TOA reinsurance Company of America	3,337	1,001
Swiss Reinsurance America Corporation	3,280	984
Munich Reinsurance America Inc	2,602	781
Axis Specialty Limited	2,450	735
Axis Reinsurance Company	2,333	700
Everest Reinsurance Company	1,653	496
Other Reinsurers	20,184	6,054
Total	$ 68,330	$ 20,499

The pool participants also cede reinsurance on both a voluntary and a mandatory basis to state and national organizations in connection with various workers’ compensation and assigned risk programs, and to private organizations established to handle large risks. Premiums ceded by all pool participants and by the Company’s property and casualty insurance subsidiaries for the year ended December 31, 2007 are presented below.

	Premiums ceded by
		Property
		and casualty
	All pool	insurance
	participants	subsidiaries
Reinsurer	($ in thousands)
Wisconsin Compensation Rating Bureau	$ 13,354	$ 4,006
Mutual Reinsurance Bureau	1,535	461
Michigan Catastrophic Claims Association	1,293	388
North Carolina Reinsurance Facility	843	253
Other Reinsurers	149	44
Total	$ 17,174	$ 5,152

       The Terrorism Risk Insurance Act of 2002 (“TRIA”) provided a temporary Federal backstop on losses from certified terrorism events from foreign sources and was effective until December 31, 2005. The Terrorism Risk Insurance Extension Act of 2005 (“TRIA Extension Act”) extended TRIA, with modifications, for an additional two years through December 31, 2007. On December 26, 2007, the President signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIA Reauthorization Act”), which expands coverage to include domestic terrorism and extends TRIA through December 31, 2014. TRIA coverage included most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer. The TRIA Extension and Reauthorization Acts continued with these coverages, but with exclusions for commercial automobile insurance, burglary and theft insurance, surety insurance, professional liability insurance, and farm owners multiple peril insurance. Each insurer has a deductible amount, which is calculated as a percentage of the prior year’s direct commercial lines premiums earned for the applicable lines of business, and a 15 percent retention above the deductible (10 percent in 2006). The percentage used in the deductible calculation increased from 15 percent in 2005 to 17.5 percent in 2006 and 20 percent in 2007. Both TRIA and the TRIA Extension and Reauthorization Acts cap losses at $100 billion annually; no insurer that has met its deductible will be liable for payment of any portion above that amount. For the Company, the TRIA Reauthorization Act deductible will be approximately $42,000,000 in 2008. The January 1, 2008 renewal of the pool participants’ stand-alone reinsurance coverage for terrorism claims has limits corresponding to the TRIA Reauthorization Act deductible ($140,000,000 limit corresponding to the estimated TRIA Reauthorization Act deductible of $140,000,000). The contract terms provide for 45 percent coverage of $115,000,000 of terrorism losses in excess of $25,000,000. Coverage includes all commercial lines of business, losses from both certified and non-certified terrorist events, and nuclear, biological and chemical coverage.

Reinsurance

The reinsurance subsidiary does not purchase outside reinsurance protection due to the $2,000,000 cap ($1,500,000 in 2005) on losses assumed per event under the terms of the quota share agreement with Employers Mutual. The reinsurance subsidiary pays for this protection through a 10.5 percent reduction in premiums written, which amounted to $8,330,000 in 2007.

Investments

At December 31, 2007, the Company had total invested assets of $1.0 billion, which are summarized in the following table:

	December 31, 2007
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturities held-to-maturity	$ 637	$ 689	0.1%	$ 637
Fixed maturities available-for-sale	825,328	844,248	81.4%	844,248
Equity securities available-for-sale	97,847	139,428	13.4%	139,428
Short-term investments	53,295	53,295	5.1%	53,295
Other long-term investments	102	102	-	102
	$ 977,209	$ 1,037,762	100.0%	$ 1,037,710

       At December 31, 2007, the portfolio of long-term fixed maturity securities consisted of 0.6 percent U.S. Treasury, 54.3 percent government agency, 1.3 percent mortgage-backed, 30.3 percent municipal and 13.5 percent corporate securities. All non-investment grade fixed maturity securities held at December 31, 2007 (Great Lakes Chemical Corporation and US Freightways Corporation) were in an unrealized gain position. The Company does not purchase non-investment grade securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase. The Company attempts to mitigate interest rate risk by managing the duration of its fixed maturity portfolio. As of December 31, 2007, the effective duration of the Company’s fixed maturity portfolio was 3.75 years, and the effective duration of its liabilities was 2.97 years.

The Company’s investment strategy is to conservatively manage its investment portfolio by investing in equity securities and readily marketable, investment-grade fixed maturity securities. The Company does not have exposure to foreign currency risk on its investments. The Company’s board of directors has established investment guidelines and periodically reviews the portfolio for compliance with those guidelines. The Company’s equity portfolio is diversified across a large range of industry sectors and is managed by Harris Bank, N.A. for a fee that is based on total assets under management. As of December 31, 2007, the equity portfolio was invested in the following industry sectors:

Percent of
equity
Industry sectors:	portfolio
Financial services	23.6%
Information technology	15.4
Healthcare	10.1
Utilities	3.4
Industrials	10.4
Energy	11.8
Other	25.3
100.0%

Employees

EMC Insurance Group Inc. and its subsidiaries have no employees. The Company’s business activities are conducted by the 2,169 employees of Employers Mutual. EMC Insurance Group Inc., EMC Reinsurance Company and EMC Underwriters, LLC are charged their proportionate share of salary and employee benefit costs based on time allocations. Costs not allocated to these companies, and other subsidiaries of Employers Mutual outside the pooling agreement, are charged to the pool participants. The Company’s property and casualty insurance subsidiaries share the costs charged to the pooling agreement in accordance with their pool participation percentages.

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

Premium rate regulation varies greatly among jurisdictions and lines of insurance. In most states in which the Company’s subsidiaries and the other pool participants write insurance, premium rates for their lines of insurance are subject to either prior approval or limited review upon implementation. States require rates for property and casualty insurance that are adequate, not excessive, and not unfairly discriminatory.

Like other insurance companies, the pool participants are required to participate in mandatory shared market mechanisms or state pooling arrangements as a condition for maintaining their insurance licenses to do business in various states. The purpose of these state-mandated arrangements is to provide insurance coverage to individuals who, because of poor driving records or other underwriting reasons, are unable to purchase such coverage voluntarily provided by private insurers. These risks can be assigned to all insurers licensed in the state and the maximum volume of such risks that any one insurance company may be assigned typically is proportional to that insurance company’s annual premium volume in that state. The underwriting results of this mandatory business traditionally have been unprofitable.

The Company’s insurance subsidiaries are required to file detailed annual reports with the appropriate regulatory agency in each state where they do business based on applicable statutory regulations, which differ from U.S. generally accepted accounting principles. Their businesses and accounts are subject to examination by such agencies at any time. Since three of the Company’s four insurance subsidiaries and Employers Mutual are domiciled in Iowa, the State of Iowa exercises principal regulatory supervision, and Iowa law requires periodic examination. The Company’s insurance subsidiaries are subject to examination by state insurance departments on a periodic basis, as applicable law requires.

State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer’s surplus as regards policyholders be reasonable and adequate in relation to its liabilities. Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance. “Extraordinary” dividends or distributions are subject to prior approval and are defined as dividends or distributions made within a 12 month period which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis. North Dakota imposes similar restriction on the payment of dividends and distributions. At December 31, 2007, $46,779,000 was available for distribution to the Company in 2008 without prior approval. See note 6 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

The National Association of Insurance Commissioners (NAIC) utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty. This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 2007, the Company’s insurance subsidiaries had total adjusted statutory capital of $344,260,000, which is well in excess of the minimum risk-based capital requirement of $55,526,000.

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

EXECUTIVE OFFICERS OF THE COMPANY

The Company’s executive officers and their positions and ages at March 1, 2008 are shown in the table below:

NAME	AGE	POSITION

Bruce G. Kelley	53

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

William A. Murray	61

Executive Vice President and Chief Operating Officer of the Company and Employers Mutual since 2001. He was Resident Vice President and Branch Manager of Employers Mutual from 1992 until 2001. He has been employed by Employers Mutual since 1985.

Ronald W. Jean	58

Executive Vice President for Corporate Development of the Company and Employers Mutual since 2000. He was Senior Vice President - Actuary of the Company and Employers Mutual from 1997 until 2000. He was Vice President - Actuary of the Company and Employers Mutual from 1985 until 1997. He has been employed by Employers Mutual since 1979.

Raymond W. Davis	62

Senior Vice President - Investments of the Company and Employers Mutual since 1998. Treasurer of the Company since 2001 and of Employers Mutual since 2000. He was Vice President - Investments of the Company and Employers Mutual from 1985 until 1998. He has been employed by Employers Mutual since 1979.

Richard L. Gass	60

Senior Vice President – Productivity and Technology of the Company and Employers Mutual since 2003. He was Vice President – Data Processing of Employers Mutual from 1994 to 2003. He has been employed by Employers Mutual since 1974.

Kevin J. Hovick	53

Senior Vice President – Business Development of the Company since 2004 and Employers Mutual since 2001. He was Vice President – Marketing of Employers Mutual from 1997 to 2001. He has been employed by Employers Mutual since 1979.

Donald D. Klemme	62

Senior Vice President - Administration and Secretary of the Company since 1998. Senior Vice President - Administration of Employers Mutual since 1998. He was Vice President - Administration and Secretary of the Company from 1996 until 1998 and was Vice President - Director of Internal Audit prior to that. He was employed by Employers Mutual from 1972 until his retirement on December 31, 2007.

NAME	AGE	POSITION

Steven C. Peck	60

Senior Vice President - Actuary of the Company and of Employers Mutual since 2003. He was Vice President of the Company and of Employers Mutual from 1997 until 2003. He has been employed by Employers Mutual since 1984.

Mark E. Reese	50

Senior Vice President and Chief Financial Officer of the Company and of Employers Mutual since 2004. He was Vice President of the Company and Employers Mutual from 1996 until 2004 and has been Chief Financial Officer of the Company and Employers Mutual since 1997. He has been employed by Employers Mutual since 1984.

Richard K. Schulz	60

Senior Vice President - Claims of the Company and Employers Mutual since March 1, 2005. He was Vice President of Illinois EMCASCO from 1999 until 2005. He has been employed by Employers Mutual since 1999.

ITEM 1A.	RISK FACTORS

Set forth below is a description of risk factors related to the Company’s business, provided to enable investors to assess, and be appropriately apprised of, certain risks and uncertainties the Company faces in conducting its business. An investor should carefully consider the risks described below and elsewhere in this Form 10-K which could materially and adversely affect the Company’s business, financial condition or results of operations. The risks and uncertainties discussed below are also applicable to forward-looking statements contained in this Form 10-K and in other reports filed by the Company with the Securities and Exchange Commission. Given these risks and uncertainties, investors are cautioned not to place undue reliance on forward-looking statements.

Risks Relating to the Company and Its Business

The Company’s operations are integrated with those of Employers Mutual, the parent corporation, and potential and actual conflicts exist between the best interests of the Company’s stockholders and the best interests of the policyholders of Employers Mutual.

Employers Mutual currently owns shares of the Company’s common stock entitling it to cast approximately 57 percent of the aggregate votes eligible to be cast by the Company’s stockholders at any meeting of stockholders. These holdings enable Employers Mutual to control the election of the Company’s board of directors. In addition, one of the seven members of the Company’s board of directors is also a member of the board of directors of Employers Mutual. This director has a fiduciary duty to both the Company’s stockholders and to the policyholders of Employers Mutual. The Company’s executive officers hold the same positions with both Employers Mutual and the Company, and therefore also have a fiduciary duty to both the stockholders of the Company and to the policyholders of Employers Mutual. Certain potential and actual conflicts of interest arise from the Company’s relationship with Employers Mutual and these competing fiduciary duties. Among these conflicts of interest are:

•	the Company and Employers Mutual must establish the relative participation interests of all the participating insurers in the pooling arrangement, along with other terms of the pooling agreement;

•	the Company and Employers Mutual must establish the terms of the quota share reinsurance agreement between Employers Mutual and the Company’s reinsurance subsidiary;

•

the Company and Employers Mutual must make judgments about the allocation of expenses to the Company and its subsidiaries and to Employers Mutual’s subsidiaries that do not participate in the pooling agreement; and

•	the Company may enter into other transactions and contractual relationships with Employers Mutual and its subsidiaries or affiliates.

       As a consequence, the Company and Employers Mutual have each established an Inter-Company Committee, with the Company’s Inter-Company Committee consisting of three of the Company’s independent directors who are not directors of Employers Mutual and Employers Mutual’s Inter-Company Committee consisting of three directors of Employers Mutual who are not members of the Company’s board of directors. Any new material agreement or transaction between Employers Mutual and the Company, as well as any proposed material change to an existing material agreement between Employers Mutual and the Company, must receive the approval of both Inter-Company Committees. This approval is granted only if the members of the Company’s Inter-Company Committee unanimously conclude that the new agreement or transaction, or proposed material change to an existing agreement, is fair and reasonable to the Company and its stockholders and the members of Employers Mutual’s Inter-Company Committee unanimously conclude that the new agreement or transaction, or proposed change to an existing agreement, is fair and reasonable to Employers Mutual and its policyholders.

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

The continued growth of the Company’s business will depend upon the pool participant’s ability to retain existing, and attract new, independent agents. The pool participant’s agency force is one of the most important components of their competitive position. To the extent that the pool participant’s existing agents cannot maintain current levels of production, the Company’s business, financial condition and results of operations will suffer. Moreover, if independent agencies find it easier to do business with the pool participant’s competitors, it could be difficult for them to retain its existing business or attract new business. While the pool participants believe they maintain good relationships with their independent agents, they cannot be certain that these independent agents will continue to sell their products to the consumers they represent. Some of the factors that could adversely affect the ability to retain existing, and attract new, independent agents include:

•	the significant competition among the pool participant’s competitors to attract independent agents;

•	the pool participant’s requirement that independent agents adhere to disciplined underwriting standards; and

•	the pool participant’s ability to pay competitive and attractive commissions, bonuses and other incentives to independent agents as compensation for selling their products.

While the pool participants sell substantially all their insurance through its network of independent agents, many of their competitors sell insurance through a variety of other delivery methods, including captive agencies, the Internet and direct sales. To the extent that individuals represented by the pool participant’s independent agents change their delivery system preference, the Company’s business, financial condition or results of operations may be adversely affected.

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

As a holding company, the Company relies primarily on dividends from its subsidiaries as a source of funds to meet its corporate obligations and pay dividends to its stockholders. Payment of dividends by the Company’s subsidiaries is subject to regulatory restrictions and depends on the surplus position of its subsidiaries. The maximum amount of dividends that the Company’s subsidiaries can pay it in 2008 without prior regulatory approval is approximately $46.8 million. In addition, state insurance regulators have broad discretion to limit the payment of dividends by the Company’s subsidiaries in the future. The ability of its subsidiaries to pay dividends to it may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, competitive position and the amount of premiums that can be written.

The Company’s investment portfolio is subject to economic loss, principally from changes in the market value of financial instruments.

The Company had fixed maturity investments with a fair value of $844.9 million at December 31, 2007 that are subject to:

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

The Company’s fixed maturity investment portfolio includes mortgage-backed and other asset-backed securities. As of December 31, 2007, mortgage-backed securities and other asset-backed securities constituted approximately 1.3 percent of its fixed maturity securities. As with other fixed maturity investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose the Company to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities and other asset-backed securities are paid more quickly, requiring the Company to reinvest the proceeds at the then current market rates.

The Company’s equity portfolio of $139.4 million as of December 31, 2007 is subject to economic loss from a decline in market prices. The Company invests in publicly traded companies listed in the United States with large market capitalizations. An adverse development in the stock market, or one or more companies that the Company invests in, could adversely affect its capital position.

The success of any investment activity is affected by general economic conditions, which may adversely affect the markets for fixed maturity and equity securities. Unexpected volatility or illiquidity in the markets in which the Company holds securities, whether due to terrorist events or otherwise, could reduce its liquidity and stockholders’ equity. To mitigate these risks, the Company has access to a line of credit that Employers Mutual’s has available to provide additional liquidity, if needed.

The pool participants currently conduct business in all 50 states, with a concentration of business in the Midwest. The occurrence of catastrophes, or other conditions affecting losses in this region, could adversely affect the Company’s business, financial condition or results of operations.

In 2007, approximately 67 percent of the pool participant’s direct premiums written were generated through ten Midwest branch offices, with approximately 14 percent of the direct premiums written generated in Iowa. While the pool participants actively manage their exposure to catastrophes through their underwriting process and the purchase of third-party reinsurance, a single catastrophic occurrence, destructive weather pattern, general economic trend, terrorist attack, regulatory development or any other condition affecting the states in which the pool participants conduct substantial business could materially adversely affect the Company’s business, financial condition or results of operations. Common catastrophic events include tornadoes, wind-and-hail storms, fires, explosions and severe winter storms. Moreover, the Company’s revenues and profitability are affected by the prevailing regulatory, economic, demographic, competitive and other conditions in these states. Changes in any of these conditions could make it more costly or more difficult for the pool participants to conduct their business. Adverse regulatory developments in these states could include reductions in the maximum rates permitted to be charged, restrictions on rate increases, or fundamental changes to the design or operation of the regulatory framework, and any of these could have a material adverse effect on the Company’s business, financial condition or results of operations.

The continuation of significant hurricane activity could adversely affect the Company’s business, financial condition or results of operations.

During 2004 and 2005 there was a significant increase in both the frequency and severity of hurricane activity in the United States. As a result of this, the Company’s reinsurance subsidiary incurred substantial losses from hurricanes in 2004 and 2005, even with the benefit provided by the per event cap on losses assumed from Employers Mutual (nearly every one of the hurricanes was capped at $1,500,000). Because of this cap, Employers Mutual retained a majority of the incurred losses from these hurricanes, prompting it to increase the cap amount and the cost of this protection in 2006. Despite the pool participants not writing insurance business in coastal areas, they also incurred substantial hurricane losses in 2004 and 2005. As a result of this increase in hurricane frequency and severity, the pool participants reviewed their hurricane exposures and identified a concentration of such risks in Rhode Island. To address this concentration of risk, management started purchasing additional reinsurance protection in 2006 and has been working to reduce the amount of business written in this area. While the 2006 and 2007 hurricane seasons were mild, a continuation of the frequent and severe hurricane activity seen in 2004 and 2005 could lead to further changes in the reinsurance programs protecting the Company. These changes include increases in the amount of losses retained by the property and casualty insurance subsidiaries and assumed per event by the reinsurance subsidiary under the quota share agreement with Employers Mutual and/or the cost of the cap protection, as well as decreased availability, and increased pricing, of catastrophe reinsurance protection for the pool participants. Such increases in the cost of reinsurance protection could materially adversely affect the Company’s business, financial condition or results of operations.

Losses related to a terrorist attack could have a material adverse impact on the Company’s business, financial condition or results of operations.

Terrorist attacks could cause significant losses from insurance claims related to the property and casualty insurance operations of the pool participants and have a material adverse impact on the Company’s business, financial condition or results of operations. In 2002, the United States Congress enacted the Terrorism Risk Insurance Act of 2002 (“TRIA”), which requires that some coverage for terrorism losses be offered by primary property and casualty insurers and provides federal assistance for recovery of claims through 2014 (after extension). While the pool participants are protected by this federally funded terrorism reinsurance with respect to claims under commercial insurance products, the pool participants are prohibited from adding terrorism exclusions to policies they write, and a substantial deductible must be met before TRIA provides coverage to the pool. In addition, TRIA does not cover the personal insurance products the pool participants offer and they could incur large unexpected losses from these policies in the event of a terrorist attack. The pool participants have purchased an underlying reinsurance contract to partially cover the TRIA deductible, but the Company can offer no assurances that the threats or actual occurrence of future terrorist-like events in the United States and abroad, or military actions by the United States, will not have a material adverse effect on its business, financial condition or results of operations.

The profitability of the Company’s reinsurance subsidiary is dependent upon the experience of Employers Mutual, and changes to this relationship may adversely affect the reinsurance subsidiary’s operations.

The Company’s reinsurance subsidiary has entered into a reinsurance agreement with Employers Mutual that generated approximately 18 percent of the Company’s premiums earned in 2007. Under this agreement, the reinsurance subsidiary assumes the voluntary reinsurance business written directly by Employers Mutual (subject to certain limited exceptions). The reinsurance subsidiary relies exclusively on this agreement and on Employers Mutual for its business. If Employers Mutual terminates or otherwise seeks to modify this agreement, the reinsurance subsidiary may not be able to enter into a similar arrangement with another company and may be adversely affected.

Through this reinsurance agreement, the reinsurance subsidiary assumes the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies, and the reinsurance business assumed by Employers Mutual from the MRB pool, a voluntary pool of property and casualty insurers in which Employers Mutual participates. If Employers Mutual or the other participants of the MRB pool discontinue or reduce the assumption of property and casualty risks, the reinsurance subsidiary could be adversely affected. In connection with the risks assumed from the MRB pool, officers of the reinsurance subsidiary and Employers Mutual have reviewed the relevant underwriting policies and procedures, however, no officer of the reinsurance subsidiary directly reviews such risks assumed at the time of underwriting. If Employers Mutual or the MRB pool are unable to sell reinsurance at adequate premium rates, or were to have poor underwriting experience, the reinsurance subsidiary could be adversely affected.

The Company may not be successful in reducing its risks and increasing its underwriting capacity through reinsurance arrangements, which could adversely affect its business, financial condition or results of operations.

In order to reduce underwriting risk and increase underwriting capacity, the pool participants transfer portions of the pool’s insurance risk to other insurers through reinsurance contracts. The availability, cost and structure of reinsurance protection is subject to changing market conditions that are outside of the pool participant’s control. In order for these contracts to qualify for reinsurance accounting and thereby provide the additional underwriting capacity that the pool participants desire, the reinsurer generally must assume significant risk and have a reasonable possibility of a significant loss.

Although the reinsurer is liable to the pool participants to the extent they transfer, or “cede,” risk to the reinsurer, the pool participants remain ultimately liable to the policyholders on all risks reinsured. As a result, ceded reinsurance arrangements do not limit the pool participant’s ultimate obligation to policyholders to pay claims. The pool participants are subject to the credit risks of its reinsurers. The pool participants are also subject to the risk that their reinsurers may dispute obligations to pay their claims. As a result, the pool participants may not recover on claims made against their reinsurers in a timely manner, if at all, which could have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company’s business is highly cyclical and competitive, which may make it difficult for it to market its products effectively and profitably.

The property and casualty insurance industry is highly cyclical and competitive, and individual lines of business experience their own cycles within the overall insurance industry cycle. Premium rate levels are related to the availability of insurance coverage, which varies according to the level of surplus within the industry. Increases in industry surplus have generally been accompanied by increased price competition. If the pool participants find it necessary to reduce premiums or limit premium increases due to these competitive pressures on pricing, the Company may experience a reduction in its profit margins and revenues and, therefore, lower profitability.

The pool participants compete with insurers that sell insurance policies through independent agents and/or directly to their customers. These competitors are not only national companies, but also insurers and independent agents that operate in a specific region or single state in which they operate. Some of these competitors have substantially greater financial and other resources than the pool participants, and they may offer a broader range of products or offer competing products at lower prices. The Company’s financial condition and results of operations could be materially and adversely affected by a loss of business to its competitors.

New pricing, claims and coverage issues and class action litigation are continually emerging in the property and casualty insurance industry, and these new issues could adversely impact the Company’s revenues or its methods of doing business.

As property and casualty insurance industry practices and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims, coverages and business practices may emerge. These issues can have an adverse effect on the Company’s business by changing the way the pool participants price their products, by extending coverage beyond their underwriting intent, or by increasing the size of claims. Recent examples include continued increases in loss severity (particularly in the workers’ compensation area), principally driven by larger court judgments and increasing medical costs, and claims based on the relationship between contingent compensation of insurance agents and the sale of suitable insurance products. The effects of these and other unforeseen emerging issues could negatively affect the Company’s results of operations or its methods of doing business.

The Company is subject to comprehensive regulation that may restrict its ability to earn profits.

The Company is subject to comprehensive regulation and supervision by the insurance departments in the states where its subsidiaries are domiciled and where its subsidiaries and the other pool participants sell insurance products, issue policies and handle claims. Certain regulatory restrictions and prior approval requirements may affect the pool participants’ ability to operate, compete, innovate or obtain necessary rate adjustments in a timely manner, and may also increase their costs and reduce profitability.

Supervision and regulation by insurance departments extend, among other things, to:

Required Licensing.    The pool participants operate under licenses issued by various state insurance departments. These licenses govern, among other things, the types of insurance coverages, agency and claims services, and products that the pool participants may offer consumers in the states in which they operate. The pool participants must apply for and obtain appropriate licenses before they can implement any plan to expand into a new state or offer a new line of insurance or other new products that require separate licensing. If a regulatory authority denies or delays granting a new license, the pool participants’ ability to enter new markets quickly or offer new products they believe will be profitable can be substantially impaired.

Regulation of Premium Rates and Approval of Policy Forms.    The insurance laws of most states in which the pool participants operate require insurance companies to file premium rate schedules and insurance policy forms for review and approval. State insurance departments have broad discretion in judging whether the pool participants’ rates are adequate, not excessive and not unfairly discriminatory. The speed at which the pool participants can change their rates in response to competition or increased costs depends, in part, on the method by which the applicable state’s rating laws are administered. Generally, state insurance departments have the authority to disapprove the pool participants’ requested rates. Thus, if the pool participants begin using new rates before they are approved, as permitted in some states, they may be required to issue premium refunds or credits to their policyholders if the new rates are ultimately deemed excessive or unfair and are disapproved by the applicable state department. In addition, in some states, there has been pressure in past years to reduce premium rates for automobile and other personal insurance, or to limit how often an insurer may request increases for such rates. In states where such pressure is applied, the pool participants’ ability to respond to market developments or increased costs can be adversely affected.

Restrictions on Cancellation, Non-Renewal or Withdrawal.    Many states have laws and regulations that limit an insurer’s ability to exit a market. Some states prohibit an insurer from withdrawing from one or more lines of business in the state, except pursuant to a plan approved by the state insurance department. A state insurance department may disapprove a plan that may lead, under its analyses, to market disruption. These laws and regulations could limit the pool participants’ ability to exit unprofitable markets or discontinue unprofitable products in the future.

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

The Company’s business is highly dependent upon the successful and uninterrupted functioning of Employers Mutual’s information technology and telecommunications systems. The Company relies on these systems to process new and renewal business, provide customer service, process and pay claims and facilitate collections and cancellations. These systems also enable the performance of actuarial and other modeling functions necessary for underwriting and rate development. The failure of these systems could interrupt the Company’s operations or adversely impact its ability to evaluate and write new and renewal business, pay claims in a timely manner and provide customer service.

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

The Company’s common stock has one vote per share and voting control of the Company is currently vested in Employers Mutual, which owns approximately 57 percent of the Company’s outstanding common stock. As a result of recent changes to A.M. Best’s rating methodology, Employers Mutual must retain a minimum 50.1 percent ownership of the Company’s outstanding common stock at all times in order for the pool participants to have their financial strength ratings determined on a “group” basis. Accordingly, Employers Mutual will retain the ability to control:

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

The Company’s subsidiaries that do not participate in the pooling agreement (EMC Reinsurance Company and EMC Underwriters, LLC), as well as subsidiaries of Employers Mutual that do not participate in the pooling agreement, are allocated rent expense based on the square footage occupied by the respective operations. The remaining rent expense is charged to the pool and is allocated among the pool participants based on their respective participation interests.

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

	2007			2006
	High	Low	Dividends	High	Low	Dividends
1st Quarter	$ 34.92	$ 24.85	$ 0.17	$ 30.05	$ 19.64	$ 0.16
2nd Quarter	26.59	23.72	0.17	33.00	25.16	0.16
3rd Quarter	27.67	22.52	0.17	36.76	27.09	0.16
4th Quarter	29.50	22.85	0.18	37.12	27.71	0.17
Close on Dec. 31	23.67			34.12

On February 27, 2008, there were approximately 1,103 registered holders of the Company’s common stock.

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

A dividend reinvestment and common stock purchase plan provides stockholders with the option of receiving additional shares of common stock instead of cash dividends. Participants may also purchase additional shares of common stock without incurring broker commissions by making optional cash contributions to the plan and may sell shares of common stock through the plan (see note 12 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K). Employers Mutual did not participate in the Dividend Reinvestment Plan during 2007, 2006 or 2005. More information about the plan can be obtained by calling Computershare Inc., the Company’s stock transfer agent and plan administrator.

       The following graph compares the cumulative total stockholder return on the Company’s common stock to the NASDAQ Total Return Index for U.S. companies and a published Industry Index, which is the Hemscott Industry Group 432, over a five-year period beginning December 31, 2002 and ending December 31, 2007. Information on Hemscott can be found at hemscottdata.com. The total stockholder return assumes $100.00 invested at the beginning of the period in the Company’s common stock, the NASDAQ Market Index and the Industry Index. It also assumes reinvestment of all dividends for the period.

COMPARATIVE 5-YEAR CUMULATIVE TOTAL RETURN

AMONG EMC INSURANCE GROUP INC., NASDAQ MARKET INDEX

AND INDUSTRY INDEX

	2002	2003	2004	2005	2006	2007
EMC INSURANCE GROUP INC.	$ 100.00	122.09	128.63	122.44	214.26	152.75
HEMSCOTT GROUP INDEX	$ 100.00	122.55	131.55	144.95	164.97	168.88
NASDAQ MARKET INDEX	$ 100.00	150.36	163.00	166.58	183.68	201.91

       The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended December 31, 2007:

				(c) Total number		(d) Maximum number
	(a) Total		(b) Average	of shares (or		(or approximate dollar
	number of		price	units) purchased		value) of shares
	shares		paid	as part of publicly		(or units) that may yet
	(or units)		per share	announced plans		be purchased under
Period	purchased		(or unit)	or programs		the plans or programs

10/1/07 - 10/31/07	213	(1)	$ 28.09	-	(2)	$ 6,064,169

11/1/07 - 11/30/07	47,393	(1)	24.03	45,905	(2)	4,961,096

12/1/07 - 12/31/07	19,626	(1)	24.01	19,596	(2)	4,490,561

Total	67,232		$ 24.04	65,501		$ 4,490,561

(1)

213, 1,488 and 30 shares were purchased in the open market in October, November and December, respectively, to fulfill the Company’s obligations under its dividend reinvestment and common stock purchase plan.

(2)

On May 12, 2005, the Company announced that its parent company, Employers Mutual Casualty Company, had initiated a $15 million stock purchase program under which Employers Mutual would purchase shares of the Company’s common stock in the open market. This purchase program does not have an expiration date.

The following table presents information regarding Employers Mutual’s equity compensation plans as of December 31, 2007:

Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price	under equity
	exercise of outstanding	of outstanding	compensation plans
	options, warrants and	options, warrants	(excluding securities
Plan category	rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders:
2003 Plan	815,268	$ 20.35	779,347
2007 Plan	-	-	2,000,000
Equity compensation plans not
approved by security holders	-	N/A	N/A

Total	815,268	$ 20.35	2,779,347

ITEM 6.	SELECTED FINANCIAL DATA.

	Year ended December 31,
	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997
	($ in thousands, except per share amounts)
INCOME STATEMENT DATA
Insurance premiums
earned	$ 393,059	$ 391,615	$ 415,625	$ 345,478	$ 330,623	$ 297,043	$ 265,280	$ 231,459	$ 211,098	$ 194,244	$ 177,218
Investment income, net	48,482	46,692	40,696	29,900	29,702	32,778	30,970	29,006	25,761	24,859	23,780
Realized investment
gains (losses)	3,724	4,252	3,834	4,379	1,170	(3,159)	800	1,558	277	5,901	4,100
Other income	545	527	657	602	862	866	774	1,473	2,194	1,701	1,023
Total revenues	445,810	443,086	460,812	380,359	362,357	327,528	297,824	263,496	239,330	226,705	206,121
Losses and expenses	386,891	366,721	400,702	364,788	334,375	305,636	303,366	262,431	245,321	223,031	189,318
Income (loss) before
income tax expense (benefit)	58,919	76,365	60,110	15,571	27,982	21,892	(5,542)	1,065	(5,991)	3,674	16,803
Income tax expense (benefit)	16,441	22,818	17,101	2,386	7,633	5,790	(3,436)	(1,264)	(5,187)	(2,339)	3,586
Net income (loss)	$ 42,478	$ 53,547	$ 43,009	$ 13,185	$ 20,349	$ 16,102	$ (2,106)	$ 2,329	$ (804)	$ 6,013	$ 13,217

Net income (loss)
per common share
- basic and diluted:	$ 3.09	$ 3.91	$ 3.16	$ 1.10	$ 1.78	$ 1.42	$ (0.19)	$ 0.21	$ (0.07)	$ 0.53	$ 1.18

Premiums earned by segment:
Property and casualty
insurance	$ 320,836	$ 318,416	$ 321,165	$ 250,034	$ 241,237	$ 225,013	$ 203,393	$ 184,986	$ 167,265	$ 155,523	$ 143,113
Reinsurance	72,223	73,199	94,460	95,444	89,386	72,030	61,887	46,473	43,833	38,721	34,105
Total	$ 393,059	$ 391,615	$ 415,625	$ 345,478	$ 330,623	$ 297,043	$ 265,280	$ 231,459	$ 211,098	$ 194,244	$ 177,218

BALANCE SHEET DATA
Total assets	$ 1,202,713	$ 1,206,159	$ 1,113,682	$ 934,816	$ 899,712	$ 674,864	$ 671,565	$ 587,676	$ 542,395	$ 496,046	$ 459,110
Stockholders' equity	$ 360,352	$ 308,294	$ 261,883	$ 228,473	$ 180,751	$ 157,768	$ 140,458	$ 148,393	$ 141,916	$ 163,938	$ 162,346

	Year ended December 31,
	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997
	($ in thousands, except per share amounts)
OTHER DATA
Average return on equity	12.7%	18.8%	17.5%	6.4%	12.0%	10.8%	(1.5)%	1.6%	(0.5)%	3.7%	8.5%

Book value per share	$ 26.15	$ 22.44	$ 19.20	$ 16.84	$ 15.72	$ 13.84	$ 12.40	$ 13.14	$ 12.60	$ 14.26	$ 14.30

Dividends paid per share	$ 0.69	$ 0.65	$ 0.61	$ 0.60	$ 0.60	$ 0.60	$ 0.60	$ 0.60	$ 0.60	$ 0.60	$ 0.60

Property and casualty
insurance subsidiaries
aggregate pool percentage	30.0%	30.0%	30.0%	23.5%	23.5%	23.5%	23.5%	23.5%	23.5%	23.5%	22.0%

Reinsurance subsidiary
quota share percentage	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

Closing stock price	$ 23.67	$ 34.12	$ 19.94	$ 21.64	$ 21.14	$ 17.87	$ 17.15	$ 11.75	$ 9.13	$ 12.75	$ 13.25

Net investment
yield (pre-tax)	5.02%	5.02%	4.97%	4.33%	4.81%	5.92%	6.31%	6.47%	5.96%	6.02%	6.15%

Cash dividends to
closing stock price	2.9%	1.9%	3.1%	2.8%	2.8%	3.4%	3.5%	5.1%	6.6%	4.7%	4.5%

Common shares outstanding	13,778	13,742	13,643	13,569	11,501	11,399	11,330	11,294	11,265	11,496	11,351

Statutory trade combined ratio	96.8%	92.8%	94.7%	104.2%	99.8%	101.3%	112.4%	113.5%	115.2%	114.8%	106.2%

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

The following discussion and analysis of EMC Insurance Group Inc. and Subsidiaries’ financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included under Item 8 of this form 10-K.

COMPANY OVERVIEW

EMC Insurance Group Inc., a 57.0 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing 81.6 percent of consolidated premiums earned in 2007. For purposes of this discussion, the term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the “EMC Insurance Companies.”

The Company’s three property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual are parties to reinsurance pooling agreements with Employers Mutual (collectively the “pooling agreement”). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool. All premiums, losses, settlement expenses, and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events.

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

The Company’s wholly-owned subsidiary, Farm and City Insurance Company, discontinued writing direct nonstandard risk automobile insurance business in 2004, but continued to participate in the pooling agreement. Effective December 31, 2007, Farm and City was merged into one of the Company’s other property and casualty insurance subsidiaries. This merger did not have any impact on the Company’s 30 percent aggregate participation in the pooling agreement.

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

Effective January 1, 2006, the terms of the quota share agreement between Employers Mutual and the reinsurance subsidiary were revised. The majority of the changes were prompted by the significant amount of hurricane losses retained by Employers Mutual during the severe 2005 hurricane season; however, other changes were made to simplify and clarify the terms and conditions of the quota share agreement. The revised terms of the quota share agreement are as follows: (1) the reinsurance subsidiary’s retention, or cap, on losses assumed per event increased from $1,500,000 to $2,000,000; (2) the cost of the $2,000,000 cap on losses assumed per event is treated as a reduction to premiums written rather than commission expense; (3) the reinsurance subsidiary no longer directly pays for the outside reinsurance protection that Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business it retains in excess of the cap, and instead pays a higher premium rate (previously accounted for as commission); and (4) the reinsurance subsidiary assumes all foreign currency exchange gains/losses associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement. For 2007 and 2006, the premium rate paid by the reinsurance subsidiary to Employers Mutual was 10.5 percent of premiums written. The corresponding rate for 2005 was approximately 8.5 percent (4.5 percent override commission rate plus approximately 4.0 percent for the cost of the outside reinsurance protection).

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

INDUSTRY OVERVIEW

An insurance company’s underwriting results reflect the profitability of its insurance operations, excluding investment income. Underwriting profit or loss is calculated by subtracting losses and expenses incurred from premiums earned.

Insurance companies collect cash in the form of insurance premiums and pay out cash in the form of loss and settlement expense payments. Additional cash outflows occur through the payment of acquisition and underwriting costs such as commissions, premium taxes, salaries and general overhead. During the loss settlement period, which varies by line of business and by the circumstances surrounding each claim and may cover several years, insurance companies invest the cash premiums; thereby earning interest and dividend income. This investment income supplements underwriting results and contributes to net earnings. Funds from called and matured fixed maturity securities are reinvested at current interest rates. The relatively low interest rate environment of the last several years has had a negative impact on the insurance industry’s investment income.

Insurance pricing has historically been cyclical in nature. Periods of excess capital and increased competition encourage price reductions and liberal underwriting practices (referred to as a soft market) as insurance companies compete for market share, while attempting to cover the inevitable underwriting losses from these actions with investment income. A prolonged soft market generally leads to a reduction in the adequacy of capital in the insurance industry. To cure this condition, underwriting practices are tightened, premium pricing increases and competition subsides as companies strive to strengthen their balance sheets (referred to as a hard market). During 2005, the insurance industry entered into a soft market with premium rate reductions accelerating in most areas of the United States, with the notable exception of rate increases in the Gulf States and other hurricane exposed areas due to the severe 2005 hurricane season. The soft market continued during 2006 and 2007, and market conditions are expected to remain competitive during 2008 as insurance companies continue to compete for good business, which will likely result in additional premium rate reductions.

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

The United States Congress is currently studying, or has placed on its agenda, several issues of critical importance to the Company and the insurance industry. These issues include Federal regulation in addition to, or in place of, current state regulation, tort and class-action lawsuit reform, and the federal government’s role in terrorism insurance. The United States Congress is also considering legislation (referred to as the Insurance Industry Competition Act) that would amend the McCarran-Ferguson Act and permit the Federal Trade Commission and United States Department of Justice to enforce Federal antitrust laws and regulations on the insurance industry. The Company is closely monitoring activities by the United States Congress on these issues through its membership in various organizations.

MANAGEMENT ISSUES AND PERSPECTIVES

During 2007, management continued to focus its efforts on two issues of critical importance to the Company: developing and implementing strategies to facilitate profitable growth in the increasingly competitive insurance marketplace, and establishing and maintaining adequate and consistent loss and settlement expense reserves. Management also reviewed its long-term strategies for Farm and City Insurance Company, which was a subsidiary in the property and casualty insurance segment that ceased writing direct nonstandard risk automobile insurance business in 2004, but continued to participate in the pooling agreement. As a result of this review, management determined that there were no identified uses for this company and therefore merged Farm and City into one of the Company’s other property and casualty insurance subsidiaries. In addition, management reviewed the statutory surplus position of each of the Company’s insurance subsidiaries and determined that the reinsurance subsidiary had sufficient surplus to allow the redemption of all $11,000,000 of surplus notes issued to Employers Mutual. Following is a detailed discussion of these issues.

Developing and implementing strategies to facilitate profitable growth

Net premiums written for the EMC Insurance Companies’ pool were nearly unchanged during the past three years due to increased premium rate competition and higher reinsurance costs. The increase in premium rate competition is driven by the high capitalization levels and profitable underwriting results generated by the property and casualty insurance industry in recent years. With the exception of the workers’ compensation line of business, all lines of business experienced a decline in premium rates of varying magnitudes over the past three years. During this period policy retention remained at a high level, but policy count declined as a result of increased competition for good business and Company initiatives to exit unprofitable business. On an overall basis, premium rate levels declined approximately 4.9 percent in 2007 after falling approximately 3.7 percent in 2006; however, premium rates are still considered adequate on an all-lines basis. Given this pricing environment, management is targeting premium growth from new business writings that are carefully selected and adequately priced, and from continuing efforts to maintain, or improve, policy retention. Personal lines growth has been targeted toward selected territories where the best profit potential exists.

In response to this increasingly competitive environment, management has worked diligently over the past three years to formulate and implement strategies to generate profitable growth, and continues to closely monitor and adjust these strategies as necessary. The areas of focus have included establishing business plans to increase new business production with the Company’s independent insurance agents; improving the ease of conducting business through technological improvements; expanding on the pool participant’s three programs for writing homogenous risks: target markets, “EMC Choice” programs and safety dividend programs; implementing a more formalized process for commercial lines product development; and improving sales effectiveness skills through ongoing training.

During the past several years management has also developed and implemented several new sophisticated underwriting tools that have contributed to the Company’s improved underwriting results. Many of these underwriting tools, which are more commonly referred to as predictive modeling capabilities and monitoring tools, were not available during the last soft market and are expected to play a prominent role in the Company’s efforts to manage its operating results during the current soft market.

The predictive modeling tools include insurance scoring in the personal lines of business and Underwriting Analysis Tools (UAT) in the commercial lines of business. The UAT allows the pool participants to segment their book of business based on future profit potential using proprietary predictive models that enable underwriters to make better informed decisions regarding acceptability and appropriate pricing for each individual risk. This information is available in real time to underwriters as they consider a new risk, or renew an existing risk.

Management has sophisticated systems in place to monitor its underwriting and pricing practices for renewal business. These systems allow management to analyze data at multiple levels, track the level of utilization of the various tools and monitor how those tools affect underwriting and pricing decisions. The Company’s Rate Comparison System provides underwriters with real-time information about the “true” rate level change for each commercial renewal account by eliminating differences in exposures, coverage, deductibles and/or classifications.

These enhanced capabilities are designed to enable management to (1) track the quality of the pool participant’s book of business, (2) monitor changes in the quality of the pool participant’s book of business over time, (3) assure that pricing and underwriting decisions are consistent with profit objectives, and (4) develop action plans to address specific book quality and profitability concerns, and quantify the impact of executing those plans.

Management is currently exploring the potential benefits of certain data mining software tools. Management believes such software could provide easily accessible, highly insightful summary information that is quickly constructed from the vast amounts of data contained in Employers Mutual’s claims system. Such information offers the potential of alerting management of conditions that have affected the pool participant’s underwriting results. Once alerted, management could act quickly to adjust underwriting practices and/or pricing to address those conditions and thereby mitigate developing adverse trends.

Finally, management continues to emphasize those strategies that have been successful. These strategies vary from branch to branch, but generally include defining what products have been well-received in individual marketplaces and concentrating marketing strategies accordingly. Management continues to enhance its efforts to write more homeowner and personal auto accounts in selected territories, more small and medium-sized business accounts, and fidelity and surety bonds. Signs of progress began to emerge during 2006 and continued into 2007 as new business production increased moderately in the targeted areas and lines of business.

Effective January 1, 2006, Employers Mutual’s participation in the MRB pool was reduced because of the addition of two new assuming companies to that pool. The increase in the number of assuming companies had a negative impact on the reinsurance subsidiary’s premiums earned in 2006 and 2007 as the pool business is divided between more participants; however, the addition of the new assuming companies has strengthened MRB’s surplus base and should favorably impact future marketing efforts. For 2007 and 2006, the reinsurance subsidiary’s premiums earned from the MRB pool totaled approximately $21 and $25 million, respectively, compared to approximately $40 million in 2005. In addition, effective January 1, 2006, Employers Mutual is no longer participating in a Lloyd’s of London marine syndicate account due to a restructuring of that program. The loss of this account reduced the reinsurance subsidiary’s premiums earned by approximately $2.5 million in 2006, and an additional $2.7 million in 2007. The addition of some new accounts during 2007 helped to partially offset the loss of this business; however, the MRB pool is not producing much new business at this time, and it is therefore unlikely that the reinsurance subsidiary’s premium volume will increase significantly in the near future.

During the fourth quarter of 2007, the MRB board of directors approved Farm Bureau Mutual Insurance Company of Michigan to replace Auto-Owners Insurance Company as an assuming company in the MRB pool effective January 1, 2008. As a result, Employers Mutual’s participation in the pool will remain at its current 20 percent in 2008.

Maintaining adequate and consistent loss and settlement expense reserves

The Company experienced an unusually large amount of favorable development on its prior years’ direct case loss reserves during 2007 and 2006. Over the past several years the Company has devoted a substantial amount of time and resources to improving the adequacy and consistency of its case loss reserves by implementing procedures and guidelines that assist claims personnel in establishing and maintaining proper reserve amounts. Because of these improvements in the claims handling process, favorable development on prior years’ case loss reserves was not unexpected in 2007 or 2006; however, the magnitude of the favorable development experienced during this time period was not anticipated. On a direct basis, approximately 50 percent of the favorable development came from case loss reserves and, in aggregate, all of this development is associated with the final settlement of closed claims. Approximately 30 percent of the favorable development came from incurred but not reported (IBNR) reserves, and was partially driven by a decline in IBNR emergence during this period. The remaining favorable development came from settlement expense reserves.

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

As part of ongoing efforts to enhance the effectiveness of the Company’s reserving process, the methodology now includes bulk case loss reserves. These bulk reserves supplement the aggregate reserves of the individual claim files and are used to help maintain a consistent level of overall case loss reserve adequacy. Bulk case loss reserves (both positive and negative) are established when necessary to keep the estimated adequacy of the Company’s carried case loss reserves at a level consistent with management’s best estimate of the Company’s overall liability. For financial reporting purposes, bulk case loss reserves are included in case loss reserves.

At December 31, 2007 and 2006, approximately 60 and 62 percent, respectively, of the property and casualty insurance segment’s carried reserves were represented by case loss reserves, which are the individual reserves established for each reported claim based on the specific facts associated with each claim, and bulk case loss reserves. Individual case loss reserves are based on the probable, or most likely, outcome for each claim, with probable outcome defined as what is most likely to be awarded if the case were to be decided by a civil court in the applicable venue or, in the case of a workers’ compensation case, by that state’s Worker’s Compensation Commission. Bulk case loss reserves are actuarially derived and are allocated to the various accident years on the basis of the underlying aggregate case loss reserves of the applicable lines of business.

The remaining portion (40 percent in 2007 and 38 percent in 2006) of the property and casualty insurance segment’s carried reserves were comprised of IBNR and settlement expense reserves, which are established through an actuarial process for each line of business. The IBNR and certain settlement expense reserves are allocated to the various accident years using historical claim emergence and settlement payment patterns; other settlement expense reserves are allocated to the various accident years on the basis of case loss reserves.

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

Without a proper understanding of the Company’s reserving methodology, the current and more recent accident year combined ratios can be misinterpreted. For example, the Company reported a combined ratio of 97.6 percent for 2007. If the large amount of favorable development experienced on prior years’ reserves during this period is added back to the losses and settlement expenses incurred for the year, it would appear that the 2007 accident year is generating a combined ratio of 107.4 percent. However, the Company’s current actuarial projections indicate that the 2007 accident year combined ratio will continue to decline as claims are settled and will ultimately reach approximately 100.8 percent.

It is management’s intention to continue to apply this reserving methodology on a consistent basis. With reasonably consistent levels of reserve adequacy, management expects earnings from downward development of prior accident year reserves to continue in future years. For that reason, management believes that less emphasis should be placed on the composition of the Company’s underwriting results between the current and prior accident years, and more emphasis should be placed on where the Company’s carried reserves fall within the range of actuarial indications.

At December 31, 2007, the Company’s loss and settlement expense reserves were in the upper quarter of the range of actuarial indications, which is similar to the analysis completed at December 31, 2006. Although the current actuarial analysis indicates that the Company’s loss and settlement expense reserves are at a high level of adequacy, management is not able to predict whether, or to what extent, the Company will continue to experience favorable development on its reserves.

Merger of Farm and City Insurance Company into EMCASCO Insurance Company

Farm and City Insurance Company was formed in Iowa in 1962 to write nonstandard risk automobile insurance and was purchased by the Company in 1984. Due to changes in the nonstandard risk automobile insurance marketplace, Farm and City stopped writing direct business and implemented non-renewal procedures on all existing business in 2004; however, Farm and City has continued to participate in the pooling agreement, receiving a 1.5 percent share of all pool business. During 2007, management completed a review of the long-term strategies for Farm and City and determined that there were no identified uses for the company. Accordingly, management merged Farm and City into one of the Company’s other property and casualty insurance subsidiaries (EMCASCO Insurance Company) effective December 31, 2007. This merger resulted in Farm and City’s 1.5 percent pool participation percentage being assumed by EMCASCO Insurance Company and increased EMCASCO Insurance Company’s pool participation percentage from 12 percent to 13.5 percent. This merger had no impact on the Company’s 30 percent aggregate pool participation and did not have any impact on the goodwill that is being carried on the Company’s financial statements stemming from the acquisition of Farm and City in 1984.

Redemption of reinsurance subsidiary’s surplus notes

During 2007, management completed an evaluation of the statutory surplus position of each of the Company’s insurance subsidiaries. Based on this evaluation, management determined that the reinsurance subsidiary had an adequate amount of surplus to support its current and anticipated level of business, and therefore redeemed the $11 million of surplus notes issued to Employers Mutual during the fourth quarter. The $25 million of surplus notes issued by the property and casualty insurance subsidiaries and held by Employers Mutual were not redeemed; however, the Inter-Company Committees of the Company and Employers Mutual approved an increase in the interest rate on these notes from the current 3.09 percent to 3.60 percent effective February 1, 2008, subject to regulatory approval.

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

Premiums Written Assumed From Affiliates. Premiums written assumed from affiliates reflects the Company’s property and casualty insurance subsidiaries’ aggregate participation interest in the total direct premiums written by all the participants in the pooling arrangement, and the premiums written assumed by the Company’s reinsurance subsidiary from Employers Mutual under the quota share agreement. See note 3 of Notes to Consolidated Financial Statements. Management uses premiums written assumed from affiliates and non-affiliates, which excludes the impact of written premiums ceded to reinsurers, as a measure of the underlying growth of the Company’s insurance business from period to period.

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

Loss and settlement expense reserves

Processes and assumptions for establishing loss and settlement expense reserves

Liabilities for losses are based upon case-basis estimates of reported losses supplemented with bulk case loss reserves, and estimates of incurred but not reported (“IBNR”) losses. Case loss reserves are established independently of the IBNR loss reserves and the two amounts are added together to determine the total liability for losses. Under this methodology, adjustments to the individual case loss reserve estimates do not result in a corresponding adjustment in IBNR loss reserves. For direct insurance business, the Company’s IBNR loss reserves are estimates of liability for accidents that have occurred, but have not yet been reported to the Company. For assumed reinsurance business, IBNR loss reserves are also used to record anticipated increases in reserves for claims that have previously been reported. An estimate of the expected expenses to be incurred in the settlement of the claims provided for in the loss reserves is established as the liability for settlement expenses.

Property and Casualty Insurance Segment

The Company’s claims department establishes individual case loss reserves for direct business. Branch claims personnel establish case loss reserves for individual claims, with mandatory home office claims department review of reserves that exceed a specified threshold. The Company’s case loss reserve philosophy is exposure based and implicitly assumes a consistent inflationary and legal environment. When claims department personnel establish case loss reserves, they take into account various factors that influence the potential exposure.

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

The goal of the Company’s claims department is to establish and maintain loss reserves that are sufficient, but not excessive. Since specific guidelines are utilized for establishing case loss reserves, the Company does not incorporate a provision for uncertainty (either implicitly or explicitly) when setting individual case loss reserve estimates. The Company’s actuaries do, however, review the adequacy of the overall case loss reserves on a quarterly basis and, if deemed appropriate, make recommendations for adjustments. Such adjustments to the case loss reserves are accomplished through the implementation of bulk case loss reserves in the applicable line(s) of business, which supplement the individual case loss reserves. For financial reporting purposes, bulk case loss reserves are included in case loss reserves.

As of December 31, 2007, IBNR loss reserves accounted for $80,645,000, or 19.7 percent, of the property and casualty insurance segment’s total loss and settlement expense reserves, compared to $77,328,000, or 18.9 percent at December 31, 2006. IBNR loss reserves are, by nature, less precise than case loss reserves. A five percent change in IBNR loss reserves at December 31, 2007 would equate to $2,621,000, net of tax, which represents 6.2 percent of net income and 0.7 percent of stockholders’ equity.

The property and casualty insurance segment’s formula IBNR loss reserves are established for each line of business by applying factors to the latest twelve months premiums earned. These factors are developed using a methodology that utilizes historical ratios of (1) actual IBNR claims that have emerged after prior year-ends to (2) corresponding prior years’ premiums earned that have been adjusted to the current level of rate adequacy. In order to minimize the volatility that naturally exists in the early stages of IBNR claims emergence, IBNR claims are not utilized in this process until 18 months after the end of a respective calendar year. For example, during 2007 the actual IBNR claims reported in the 18 months following year-end 2005 were compared to the adjusted 2005 premiums earned. The 2005 ratios, together with the ratios for several prior years, were then used to develop the 2007 indicated ratios of emerged IBNR to premiums earned for each line of business. Included in the rate adequacy adjustment noted above is consideration of current frequency and severity trends compared to the trends underlying prior years’ calculations. The selected trends are based on an analysis of industry and Company loss data.

The methodology used in estimating formula IBNR loss reserves assumes consistency in claims reporting patterns and immaterial changes in loss development patterns. Implicit in this assumption is that future IBNR claims emergence relative to IBNR claims that have emerged following prior year-ends will reflect the change in frequency and severity trends underlying the rate adequacy adjustments. If this projected relationship proves to be inaccurate, future IBNR claims may differ substantially from the estimated IBNR loss reserves. The following table displays the impact that a five percent variance in IBNR emergence from the projected level reflected in the December 31, 2007 IBNR factors would have on the Company’s results of operations. This variance in IBNR emergence could occur in one year or over multiple years, depending when the claims were reported. A variance in IBNR emergence would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid. A five percent variance in IBNR emergence is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

Line of business	After-tax impact on earnings from a five percent variance in IBNR emergence
($ in thousands)
Personal auto liability	$(77) to $77
Commercial auto liability	(305) to 305
Auto physical damage	(45) to 45
Workers' compensation	(421) to 421
Other liability	(1,501) to 1,501
Property	(108) to 108
Homeowners	(42) to 42
All Other	(43) to 43

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

Line of business	After-tax impact on earnings from a one percent variance in the ultimate settlement expense ratio
($ in thousands)
Personal auto liability	$(57) to $57
Commercial auto liability	(188) to 188
Auto physical damage	(32) to 32
Workers' compensation	(212) to 212
Other liability	(616) to 616
Property	(99) to 99
Homeowners	(72) to 72
All Other	(17) to 17

Following is a summary of the carried loss and settlement expense reserves for the property and casualty insurance segment at December 31, 2007 and 2006.

	December 31, 2007
			Settlement
Line of business	Case	IBNR	expense	Total
	($ in thousands)
Commercial lines:
Automobile	$ 43,428	$ 9,788	$ 9,772	$ 62,988
Property	13,815	3,556	2,684	20,055
Workers compensation	106,751	16,017	16,509	139,277
Liability	57,456	46,128	48,135	151,719
Bonds	2,293	350	846	3,489
Total commercial lines	223,743	75,839	77,946	377,528

Personal lines:
Automobile	19,230	2,236	2,556	24,022
Property	4,890	2,570	1,240	8,700
Total personal lines	24,120	4,806	3,796	32,722
Total property and casualty
insurance segment	$ 247,863	$ 80,645	$ 81,742	$ 410,250

	December 31, 2006
			Settlement
Line of business	Case	IBNR	expense	Total
	($ in thousands)
Commercial lines:
Automobile	$ 42,191	$ 9,456	$ 9,123	$ 60,770
Property	12,937	3,738	2,289	18,964
Workers compensation	111,772	14,784	16,947	143,503
Liability	57,736	42,965	47,032	147,733
Bonds	1,719	1,124	931	3,774
Total commercial lines	226,355	72,067	76,322	374,744

Personal lines:
Automobile	20,924	2,301	2,820	26,045
Property	4,806	2,960	1,302	9,068
Total personal lines	25,730	5,261	4,122	35,113
Total property and casualty
insurance segment	$ 252,085	$ 77,328	$ 80,444	$ 409,857

Internal actuarial evaluations of overall loss reserve levels are performed quarterly for all direct lines of business. There is a certain amount of random variation in loss development patterns, which results in some uncertainty regarding projected ultimate losses, particularly for longer-tail lines such as workers’ compensation, other liability and commercial auto liability. Therefore, the reasonability of the actuarial projections is regularly monitored through an examination of loss ratio and claims severity trends implied by these projections. Following is a discussion of the major assumptions underlying the quarterly internal actuarial loss reserve evaluations.

One assumption underlying aggregate reserve estimation methods is that the claims inflation trends implicitly built into the historical loss and settlement expense development patterns will continue into the future. To estimate the sensitivity of the estimated ultimate loss and settlement expense payments to an unexpected change in inflationary trends, the actuarial department derived expected payment patterns separately for each major line of business. These patterns were applied to the December 31, 2007 loss and settlement expense reserves to generate estimated annual incremental loss and settlement expense payments for each subsequent calendar year. Then, for the purpose of sensitivity testing, an explicit annual inflationary variance of one percent was added to the inflationary trend that is implicitly embedded in the estimated payment pattern, and revised incremental loss and settlement expense payments were calculated. This unexpected claims inflation trend could arise from a variety of sources including a change in economic inflation, social inflation and, especially for the workers’ compensation line of business, the introduction of new medical technologies and procedures, changes in the utilization of procedures and changes in life expectancy. The estimated cumulative impact that this unexpected one percent variance in the inflationary trend would have on the Company’s results of operations over the lifetime of the underlying claims is shown below. A variance in the inflationary trend would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid. A one percent variance in the projected inflationary trend is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

Line of business	After-tax impact on earnings from a one percent variance in the projected inflationary trend
($ in thousands)
Personal auto liability	$(178) to $171
Commercial auto liability	(869) to 826
Auto physical damage	(21) to 20
Workers' compensation	(4,974) to 4,310
Other liability	(4,192) to 3,789
Property	(124) to 122
Homeowners	(43) to 42

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

Line of business	After-tax impact on earnings from a five percent variance in future loss payments
($ in thousands)
Personal auto liability	$(679) to $612
Commercial auto liability	(1,717) to 1,552
Auto physical damage	(73) to 66
Workers' compensation	(3,474) to 3,143
Other liability	(3,225) to 2,918
Property	(533) to 481
Homeowners	(169) to 151
All Other	(57) to 52

A third assumption is that individual case loss reserve adequacy is consistent over time. The following table displays the impact on the Company’s results of operations, for the latest ten accident years, of a five percent variance in individual case loss reserve adequacy from the level anticipated in the incurred loss projection factors. In other words, future loss payments under this scenario would be expected to vary from actuarial reserve estimates by these amounts. This variance in expected loss payments could occur in one year or over multiple years. A change in individual case loss reserve adequacy would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid. A five percent variance in individual case loss reserve adequacy is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

Line of business	After-tax impact on earnings from a five percent variance in individual case reserve adequacy
($ in thousands)
Personal auto liability	$(625) to $567
Commercial auto liability	(1,536) to 1,391
Auto physical damage	(65) to 60
Workers' compensation	(2,971) to 2,688
Other liability	(2,666) to 2,412
Property	(484) to 436
Homeowners	(140) to 127
All Other	(77) to 70

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

Line of business	After-tax impact on earnings from a five percent variance in IBNR emergence
($ in thousands)
Personal auto liability	$(13) to $13
Commercial auto liability	(311) to 311
Auto physical damage	(23) to 23
Workers' compensation	(484) to 484
Other liability	(1,542) to 1,542
Property	(46) to 46
Homeowners	(17) to 17

Beginning in 2004, an actuarial evaluation of case loss reserve adequacy is performed each quarter. Beginning in 2007, if that analysis indicates that the aggregate reserves of the individual claim files established by the claims department combined with the carried bulk case loss reserve (if any) are above or below management’s best estimate of the Company’s overall liability, an adjustment is made in the bulk case loss reserve to bring the total of the case and bulk loss reserves to management’s best estimate of the Company’s overall liability.

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

As previously noted, the estimation of settlement expense reserves assumes a consistent claims department philosophy regarding the defense of lawsuits. If the pool participants should in the future take a more aggressive defense posture, defense costs would increase and it is likely that the Company’s carried settlement expense reserves would be deficient. However, such a change in philosophy could be expected to reduce losses, generating some offsetting redundancy in the loss reserves.

The property and casualty insurance subsidiaries have exposure to environmental and asbestos claims arising primarily from the other liability line of business. This exposure is closely monitored by management, and the IBNR loss reserves have been established to cover estimated ultimate losses. Currently, asbestos reserves are based on the results of an independent consultant’s ground-up study of the pool participants asbestos exposures that was completed in 2006. Environmental reserves are established in consideration of the implied three-year survival ratio (ratio of loss reserves to the three-year average of loss payments). Estimation of ultimate liabilities for these exposures is unusually difficult due to unresolved issues such as whether coverage exists, the definition of an occurrence, the determination of ultimate damages and the allocation of such damages to financially responsible parties. Therefore, any estimation of these liabilities is subject to greater than normal variation and uncertainty, and ultimate payments for losses and settlement expenses for these exposures may differ significantly from the carried reserves.

Reinsurance Segment

The reinsurance book of business is comprised of two major components. The first is the Home Office Reinsurance Assumed Department (“HORAD”), which is the reinsurance business that is underwritten by Employers Mutual. The second is the MRB pool, which is a voluntary reinsurance pool in which Employers Mutual participates with other unaffiliated insurers.

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

At December 31, 2007, the carried reserves for HORAD and MRB combined were in the upper quartile of the range of actuarial reserve indications. This selection reflects the fact that there are inherent uncertainties involved in establishing reserves for assumed reinsurance business. Such uncertainties include the fact that a reinsurance company generally has less knowledge than the ceding company about the underlying book of business and the ceding company’s reserving practices. Because of these uncertainties, there is a risk that the reinsurance segment’s reserves for losses and settlement expenses could prove to be inadequate, with a consequent adverse impact on the Company’s future earnings and stockholders’ equity.

At December 31, 2007, there was no backlog in the processing of assumed reinsurance information. Approximately $80,792,000, or 57 percent, of the reinsurance segment’s statutory carried reserves were reported by the ceding companies. Employers Mutual receives loss reserve and paid loss data from the ceding companies on individual excess-of-loss business. If a claim involves a single or small group of claimants, a summary of the loss and claim outlook is normally provided. Summarized data is provided for catastrophe claims and pro rata business, which is subject to closer review if inconsistencies are suspected.

Carried reserves established in addition to those reported by the ceding companies totaled approximately $60,006,000 on a statutory basis at December 31, 2007. Since many ceding companies in the HORAD book of business do not report IBNR loss reserves, Employers Mutual establishes a bulk IBNR loss reserve to cover the lag in reporting. For the few ceding companies that do report IBNR loss reserves, Employers Mutual carries them as reported. These reported IBNR loss reserves are subtracted from the total IBNR loss reserve calculated by Employers Mutual’s actuaries, with the difference carried as bulk IBNR loss reserves. Except for a small IBNR loss reserve established to cover a one-month lag in reporting, the MRB IBNR loss reserve is established by the management of MRB. Employers Mutual rarely records additional case loss reserves.

Assumed reinsurance losses tend to be reported later than direct losses. This lag is reflected in loss projection factors for assumed reinsurance that tend to be higher than for direct business. The result is that assumed reinsurance IBNR loss reserves as a percentage of total reserves tend to be higher than for direct loss reserves. IBNR loss reserves totaled $82,501,000 and $79,310,000 at December 31, 2007 and 2006, respectively, and accounted for approximately 58 percent and 57 percent, respectively, of the reinsurance segment’s total loss and settlement expense reserves. IBNR loss reserves are, by nature, less precise than case loss reserves. A five percent change in IBNR loss reserves at December 31, 2007 would equate to $2,681,000 net of tax, which represents 6.3 percent of net income and 0.7 percent of stockholders’ equity.

Following is a summary of the carried loss and settlement expense reserves for the reinsurance segment at December 31, 2007 and 2006.

	December 31, 2007
			Settlement
Line of business	Case	IBNR	expense	Total
	($ in thousands)
Pro rata reinsurance:
Property and casualty	$ 4,106	$ 2,861	$ 232	$ 7,199
Property	9,822	14,556	390	24,768
Crop	1,306	13	37	1,356
Casualty	673	4,855	55	5,583
Marine/Aviation	5,975	2,531	59	8,565
Total pro rata reinsurance	21,882	24,816	773	47,471

Excess-of-loss reinsurance:
Property	11,967	8,537	627	21,131
Casualty	20,876	48,821	1,663	71,360
Surety	1,050	327	13	1,390
Total excess-of-loss
reinsurance	33,893	57,685	2,303	93,881
Total reinsurance segment	$ 55,775	$ 82,501	$ 3,076	$ 141,352

	December 31, 2006
			Settlement
Line of business	Case	IBNR	expense	Total
	($ in thousands)
Pro rata reinsurance:
Property and casualty	$ 3,251	$ 1,926	$ 253	$ 5,430
Property	9,847	13,118	181	23,146
Crop	2,916	15	54	2,985
Casualty	1,016	4,385	45	5,446
Marine/Aviation	7,228	6,151	82	13,461
Total pro rata reinsurance	24,258	25,595	615	50,468

Excess-of-loss reinsurance:
Property	11,979	16,078	641	28,698
Casualty	19,483	37,144	1,294	57,921
Surety	1,094	493	17	1,604
Total excess-of-loss
reinsurance	32,556	53,715	1,952	88,223
Total reinsurance segment	$ 56,814	$ 79,310	$ 2,567	$ 138,691

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

The after-tax impact on the Company’s earnings under each scenario is as follows:

	Reinsurance segment
	MRB			HORAD
	($ in thousands)
(1) Five percent variance in case loss reserve
adequacy from the level anticipated in the
incurred loss projection factors	$ (1,290)	to	$ 1,167	$ (2,372)	to	$ 2,146

(2) One percent variance in the implicit annual
claims inflation rate	(1,074)	to	950	(2,099)	to	1,935

(3) Five percent variance in IBNR losses from
the level anticipated in the loss projection
factors	(855)	to	855	(1,814)	to	1,814

(4) Five percent variance in the expected loss
ratios used with the Bornhuetter-Ferguson
method	(842)	to	842	(2,139)	to	2,139

To ensure the accuracy and completeness of the information received from the ceding companies, Employers Mutual’s actuarial department carefully reviews the latest five HORAD policy years on a quarterly basis, and all policy years on an annual basis. Any significant unexplained departures from historical reporting patterns are brought to the attention of the reinsurance department’s staff, who contacts the ceding company or broker for clarification.

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

Disputes with ceding companies do not occur often. Employers Mutual performs claims audits and encourages prompt reporting of reinsurance claims. Employers Mutual also reviews claim reports for accuracy, completeness and adequate reserving. Most reinsurance contracts contain arbitration clauses to resolve disputes, but such disputes are generally resolved without arbitration due to the long-term and ongoing relationships that exist with those companies. There were no matters in dispute at December 31, 2007.

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

Since 1989, the pool participants have included an asbestos exclusion in liability policies issued for most lines of business. The exclusion prohibits liability coverage for “bodily injury”, “personal injury” or “property damage” (including any associated clean-up obligations) arising out of the installation, existence, removal or disposal of asbestos or any substance containing asbestos fibers. Therefore, the pool participant’s current asbestos exposures are primarily limited to commercial policies issued prior to 1989. At present, the pool participants are defending approximately 600 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs. Four former policyholders and one current policyholder dominate the pool participant’s asbestos claims. Most of the defenses are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury. The pool participant’s policyholders that have been named as defendants in these asbestos lawsuits are peripheral defendants who have had little or no exposure and are routinely dismissed from asbestos litigation with nominal or no payment (i.e., small contractors, insulators, electrical welding suppliers, furnace manufacturers, gasket and building supply companies).

During 2003, the pool participants were presented with several hundred plaintiff lawsuits filed against three former policyholders representing approximately 66,500 claimants related to exposure to asbestos or products containing asbestos. The vast majority of the 66,500 claims are the result of multi-plaintiff lawsuits. These claims are based upon nonspecific asbestos exposure and nonspecific injuries. As a result, management did not establish a significant amount of case loss reserves associated with these claims. During 2006 and 2007, several of the multi-plaintiff lawsuits (including the vast majority of those associated with one former policyholder) were dismissed. As of December 31, 2007, approximately 5,000 of the claims remain open. During 2006, the pool participants received notice that another former insured was a named defendant in approximately 33,000 claims nationwide. As of December 31, 2007, approximately 27,000 of these claims remain open.

To date, actual losses paid have been minimal due to the plaintiffs’ failure to identify an exposure to any asbestos-containing product associated with the pool participant’s policyholders. Defense costs, on the other hand, are more significant due to the large number of parties involved in the litigation and the length of time required to obtain a favorable judgment. Whenever possible, the pool participants have participated in cost sharing agreements with other insurance companies to reduce overall asbestos claim expenses.

While the projected expense of handling these lawsuits is higher than what the pool participants have averaged in the past, it is not proportional to the number of plaintiffs, and is mitigated to some extent through cost sharing agreements with other insurance companies. The Company believes its settlement expense reserve adequately provides for these projected expenses.

The pool participants are defending approximately 66 claims as a result of lawsuits alleging “silica” exposure in Texas and Mississippi jurisdictions, some of which involve multiple plaintiffs. The plaintiffs allege employment exposure to “airborne respirable silica dust,” causing “serious and permanent lung injuries” (i.e., silicosis). Silicosis injuries are identified in the upper lobes of the lungs, while asbestos injuries are localized in the lower lobes.

The plaintiffs in the silicosis lawsuits are sandblasters, gravel and concrete workers, ceramic workers and road construction workers. All of these lawsuits are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods because many silica lawsuits, like asbestos lawsuits, do not specifically allege dates of exposure or dates of injury. The pool participant’s policyholders (a refractory product manufacturer, small local concrete and gravel companies and a concrete cutting machine manufacturer) that have been named as defendants in these silica lawsuits have had little or no exposure and are routinely dismissed from silica litigation with nominal or no payment. While the expense of handling these lawsuits is high, it is not proportional to the number of plaintiffs, and is mitigated to some extent through cost sharing agreements with other insurance companies.

Since 2004, the pool participants have included a “pneumoconiosis dust” exclusion to their commercial lines liability policies in the majority of jurisdictions where such action was warranted. This exclusion precludes liability coverage due to “mixed dust” pneumoconiosis, pleural plaques, pleural effusion, mesothelioma, lung cancer, emphysema, bronchitis, tuberculosis or pleural thickening, or other pneumoconiosis-related ailments such as arthritis, cancer (other than lung), lupus, heart, kidney or gallbladder disease. “Mixed dust” includes dusts composed of asbestos, silica, fiberglass, coal, cement, or various other elements. It is anticipated that this mixed dust exclusion will further limit the pool participant’s exposure in silica claims, and may be broad enough to limit exposure in other dust claims.

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

In 2004, the pool participants were presented with eight contamination claims filed against four of their petroleum marketers in Iowa and Indiana. Claims filed in Indiana were dismissed during 2007. These claims arose out of alleged contamination of municipal public water systems by the gasoline additive Methyl Tertiary Butyl Ether (“MTBE”). All MTBE lawsuits initiated in a number of states, including the states of Iowa and Indiana, were moved to their respective Federal courts and were then transferred to the United States District Court for the Southern District of New York, where they were consolidated. The pool participants are defending these claims under commercial auto policies which afford broadened pollution liability coverage for overfills. These claims are subject to express reservations of rights based upon the lack of property damage within the policy periods, because these lawsuits do not specifically allege dates of property damage or contamination, or any contamination that resulted from an overfill.

The Company’s exposure to asbestos and environmental claims through assumed reinsurance is very limited due to the fact that the Company’s reinsurance subsidiary entered into the reinsurance marketplace in the early 1980’s, after much attention had already been brought to these issues.

At December 31, 2007, the Company carried asbestos and environmental reserves for direct insurance and assumed reinsurance business totaling $7,161,000, which represents 1.3 percent of total loss and settlement expense reserves. The asbestos and environmental reserves include $1,739,000 of case loss reserves, $4,031,000 of IBNR loss reserves and $1,391,000 of bulk settlement expense reserves. Ceded reinsurance on these reserves is negligible.

The Company’s non-asbestos direct product liability claims are considered to be highly uncertain exposures due to the many uncertainties inherent in determining the loss, and the significant periods of time that can elapse between the occurrence of the loss and the ultimate settlement of the claim. The majority of the pool participant’s product liability claims arise from small to medium-sized manufacturers, contractors, petroleum distributors, and mobile home and auto dealerships. No specific claim trends are evident from the pool participant’s manufacturer policies, as the claims activity on these policies is generally isolated and can be severe. Specific product liability coverage is provided to the pool participant’s mobile home and auto dealership policyholders, and the claims from these policies tend to be relatively small. Certain construction defect claims are also reported under product liability coverage. During 2007, 39 of these claims were reported to the pool participants.

The Company has exposure to construction defect claims arising from general liability policies issued by the pool participants to contractors. Most of the pool participant’s construction defect claims are concentrated in a limited number of states, and the pool participants have taken steps to mitigate this exposure. Construction defect is a highly uncertain exposure due to such issues as whether coverage exists, definition of an occurrence, determination of ultimate damages, and allocation of such damages to financially responsible parties. Newly reported construction defect claims numbered 345, 410, and 394 in 2007, 2006, and 2005, respectively, and produced incurred losses and paid settlement expenses of approximately $2,755,000, $3,315,000, and $3,515,000 in each respective period. Incurred losses and paid settlement expenses on all construction defect claims totaled approximately $4,553,000 in 2007. At December 31, 2007, the Company carried case loss reserves of approximately $5,338,000 on 557 open construction defect claims.

The Company’s assumed casualty excess reinsurance business is also considered a highly uncertain exposure due to the significant periods of time that can elapse during the settlement of the underlying claims, and the fact that a reinsurance company generally has less knowledge than the ceding company about the underlying book of business and the ceding company’s reserving practices. Employers Mutual attempts to account for this uncertainty by establishing bulk IBNR loss reserves, using conservative assumed treaty limits and, to a much lesser extent, booking of individual treaty IBNR loss reserves (if reported by the ceding company) or establishing additional case loss reserves if the reported case loss reserves appear inadequate on an individual claim. While Employers Mutual is predominantly a property reinsurer, it does write casualty excess business oriented mainly towards shorter tail casualty lines of coverage. Employers Mutual avoids reinsuring large company working layer casualty risks, and does not write risks with heavy product liability exposures, risks with obvious latent injury manifestation, medical malpractice, and “for profit” Directors and Officers coverage. A small amount of casualty excess business on large companies is written, but generally on a “clash” basis only (layers above the limits written for any individual policyholder).

Following is a summary of loss and settlement expense reserves and payments associated with asbestos, environmental, products liability and casualty excess reinsurance exposures for 2007, 2006 and 2005:

	Property and casualty
	insurance segment			Reinsurance segment
			Settlement			Settlement
($ in thousands)	Case	IBNR	expense	Case	IBNR	expense
Reserves at 12/31/07
Asbestos	$ 1,527	$ 2,015	$ 1,126	$ 149	$ 449	$ -
Environmental	147	939	321	100	627	-
Products[1]	6,633	4,749	7,347	-	-	-
Casualty excess[2]	-	-	-	20,657	48,819	1,673

Reserves at 12/31/06
Asbestos	$ 1,120	$ 2,073	$ 1,367	$ 123	$ 500	$ -
Environmental	30	969	370	95	643	-
Products[1]	6,236	5,004	7,784	-	-	-
Casualty excess[2]	-	-	-	19,418	37,144	1,301

Reserves at 12/31/05
Asbestos	$ 1,508	$ 1,408	$ 1,162	$ 127	$ 474	$ -
Environmental	117	974	387	67	671	-
Products[1]	6,381	4,594	9,556	-	-	-
Casualty excess[2]	-	-	-	19,076	36,901	1,899

Paid during 2007
Asbestos	$ 63		$ 340	$ 24		$ -
Environmental	-		50	3		8
Products[1]	1,054		1,312	-		-
Casualty excess[2]	-		-	6,403		856

Paid during 2006
Asbestos	$ 99		$ 326	$ 18		$ 1
Environmental	57		21	1		-
Products[1]	1,820		1,698	-		-
Casualty excess[2]	-		-	5,034		830

Paid during 2005
Asbestos	$ 159		$ 305	$ 66		$ -
Environmental	-		6	23		-
Products[1]	3,016		2,913	-		-
Casualty excess[2]	-		-	6,283		770

1 Products includes the portion of asbestos and environmental claims reported that are non-premises/operations claims.

2 Casualty excess includes the asbestos and environmental claims reported above.

       Following is a summary of the claim activity associated with asbestos, environmental and products liability exposures for 2007, 2006 and 2005:

	Asbestos	Environmental	Products
Open claims, 12/31/07	34,474	9	1,069
Reported in 2007	157	3	207
Disposed of in 2007	23,252	4	288

Open claims, 12/31/06	57,569	10	1,150
Reported in 2006	33,145	1	189
Disposed of in 2006	34,176	2	313

Open claims, 12/31/05	58,600	11	1,274
Reported in 2005	925	10	494
Disposed of in 2005	579	5	941

Variability of loss and settlement expense reserves

The Company does not determine a range of estimates for all components of the loss and settlement expense reserve at the time those reserves are established. At each year-end, however, an actuarially determined range of estimates is developed for the major components of the loss and settlement expense reserve. All reserves are reviewed, except for the involuntary workers’ compensation pools, for which reliance is placed on a reserve opinion received from the National Council on Compensation Insurance certifying the reasonableness of those reserves. Shown below are the actuarially determined ranges of reserve estimates as of December 31, 2007 along with the statutory-basis carried reserves, which are displayed net of ceded reinsurance. The GAAP-basis loss and settlement expense reserves contained in the Company’s financial statements are reported gross of ceded reinsurance and contain a small number of adjustments from the statutory-basis amounts presented here. The last two columns display the estimated after-tax impact on earnings if the reserves were moved to the high end-point or low end-point of the ranges.

	Range of reserve estimates			After-tax impact on earnings
				Reserves	Reserves
($ in thousands)	High	Low	Carried	at high	at low
Property and casualty
insurance segment	$ 386,105	$ 337,364	$ 380,360	$ (3,734)	$ 27,948
Reinsurance segment	142,691	119,647	140,799	(1,230)	13,749
	$ 528,796	$ 457,011	$ 521,159	$ (4,964)	$ 41,697

For the property and casualty insurance segment, total carried reserves for direct business equal the individual case loss reserves established primarily by the claims adjusters in the sixteen branch offices, with assistance of the home office claims department, plus bulk case loss reserves, IBNR loss reserves and settlement expense reserves established by home office management. The precise location of total carried reserves within the actuarial range is unknown at the time reserves are established because the final actuarial evaluation of reserve adequacy is conducted after the establishment of the reserves.

As previously noted, assumed reinsurance business carries a high risk of volatility and uncertainty which, in management’s opinion, warrants a high degree of conservatism. Therefore, management’s objective is to carry reinsurance segment reserves in the upper quarter of the range of actuarial reserve estimates.

Changes in loss and settlement expense reserve estimates of prior periods

Loss and settlement expense reserves are estimates at a given time of what an insurer expects to pay on incurred losses, based on facts and circumstances then known. During the loss settlement period, which may be many years, additional facts regarding individual claims become known, and accordingly, it often becomes necessary to refine and adjust the estimates of liability. Such changes in the reserves for losses and settlement expenses are reflected in operating results in the year such changes are recorded.

For a detailed discussion of the factors influencing the development of prior years’ reserves during the past three years, see the discussion entitled “Loss and Settlement Expense Reserves” under the “Narrative Description of Business” heading in the Business Section under Item I of this Form 10-K.

Investments

The Company uses independent pricing sources to obtain the estimated fair values of securities. The fair value is based o quoted market prices, where available. In cases where quoted market prices are not available for fixed maturity securities, fair value is based on a variety of valuation techniques depending on the type of security. Many fixed maturity securities do not trade on a daily basis, so available information such as benchmark curves, benchmarking of like securities, reported trades, broker/dealer quotes, issuer spreads, bids, offers, and matrix pricing are utilized in the valuation process. For each type of security, information is gathered from market sources that integrate relevant credit information, perceived market movements and sector news into the pricing process. In addition, models are utilized to develop prepayment and interest rate scenarios. The Company owns one privately-placed equity security for which a quoted market price in not available. The fair value of this equity security is estimated by an independent service using factors such as recent financial information and a third party valuation. The fair values obtained from pricing sources are reviewed for reasonableness and any discrepancies are investigated for final valuation.

The Company regularly monitors its investments that have a carrying value greater than fair value for indications of “other-than-temporary” impairment. Several factors are used to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired. Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events, collateralization of fixed maturity securities, and the Company’s ability and intent to hold securities in an unrealized loss position until recovery or maturity. When a security is deemed “other-than-temporarily” impaired, the carrying value is reduced to fair value and a realized loss is recognized and charged to income.

Deferred policy acquisition costs and related amortization

Acquisition costs consisting of commissions, premiums taxes and other underwriting expenses that vary with, and are directly related to, the production of business are deferred and amortized to expense as premium revenue is recognized. This adjustment is necessary because statutory accounting principles require that expenses incurred in the production of insurance business be expensed immediately, while premium revenue is recognized ratably over the terms of the underlying insurance policies.

Deferred policy acquisition costs and related amortization are calculated separately for the property and casualty insurance segment and the reinsurance segment. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to the estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and settlement expenses and certain other costs expected to be incurred as the premium is earned. Deferred policy acquisition costs were not subject to limitation at December 31, 2007, and management does not anticipate future limitations to be likely due to the current adequacy of premium rates in both the insurance and reinsurance marketplaces.

Deferred income taxes

The realization of the deferred income tax asset is based upon projections indicating that a sufficient amount of future taxable income will be earned to utilize the tax deductions that will reverse in the future. These projections are based on the Company’s history of producing significant amounts of taxable income, the current premium rate environment for both the property and casualty insurance segment and the reinsurance segment, and loss and expense control initiatives that have been implemented in recent years. In addition, management has formulated tax-planning strategies that could be implemented to generate taxable income if needed. Should the projected taxable income and tax planning strategies not provide sufficient taxable income to recover the deferred tax asset, a valuation allowance would be required.

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

The net periodic pension and postretirement benefit costs, as well as the prepaid assets and liabilities of these plans, are determined by actuarial valuations. Inherent in these valuations are key assumptions regarding the discount rate, the expected long-term rate of return on plan assets, the rate of future compensation increases (pension plans only), and the health care cost trend rate (healthcare postretirement plan only). The assumptions used in the actuarial valuations are updated annually. Material changes in the net periodic pension and postretirement benefit costs may occur in the future due to changes in these assumptions or changes in other factors, such as the number of plan participants, the level of benefits provided, asset levels and applicable legislation or regulations.

The discount rate utilized in the valuations is based on an analysis of the total rate of return that could be generated by a hypothetical portfolio of high-quality bonds created to generate cash flows that match the plans’ expected benefit payments. No callable bonds are used in this analysis and the discount rate produced by this analysis is compared to interest rates of applicable published indices for reasonableness. The discount rates used in the pension benefit valuations at December 31, 2007, 2006 and 2005 were 6.00 percent, 5.75 percent and 5.75 percent, respectively. The discount rates used in the postretirement benefit valuations at December 31, 2007, 2006 and 2005 were 6.25 percent, 5.75 percent and 5.75 percent, respectively. A 0.25 percentage point decrease in the discount rates used in the 2007 valuations would increase the Company’s net periodic pension and postretirement benefit costs for 2008 by approximately $14,000. Conversely, a 0.25 percentage point increase in the 2007 discount rates would decrease the Company’s net periodic pension and postretirement benefit costs for 2008 by approximately $13,000.

The expected long-term rate of return on plan assets is developed considering actual historical results, current and expected market conditions, the mix of plan assets and investment strategy. The expected long-term rate of return on plan assets produced by this analysis and used in the pension valuations at December 31, 2007, 2006 and 2005 was 7.50 percent. The expected long-term rate of return on plan assets used in the postretirement benefit valuations was 6.00 percent at December 31, 2007 and 2006, and 5.00 percent at December 31, 2005. The actual rate of return earned on plan assets during 2007 was approximately 14.1 percent for the pension plan and 8.5 percent for the postretirement benefit plans. The expected long-term rate of return assumption is subject to the general movement of the economy, but is generally less volatile than the discount rate assumption. A decrease in the expected long-term rate of return assumption increases future expenses, whereas an increase in the assumption reduces future expenses. A 0.25 percentage point change in the 2007 expected long-term rate of return assumption would change the Company’s net periodic pension and postretirement benefit costs for 2008 by $167,000. For detailed information regarding the current allocation of assets within the pension and postretirement benefit plans, see note 11 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

The health care cost trend rate assumption represents the anticipated change in the cost of health care benefits due to factors outside of the plan. These factors include health care inflation, changes in health care utilization and delivery patterns, technological advances, and the status of the health of the plan participants. The health care cost trend rate assumption is based on published information and general economic conditions. The health care cost trend rate assumption for 2007 was 10 percent, and is assumed to decrease gradually to 5 percent in 2012 and remain at that level thereafter.

In accordance with GAAP, actuarial gains/losses contained in the valuations that result from (1) actual experience that differs from that assumed, or (2) a change in actuarial assumptions, is accumulated and, if in excess of a specified corridor, amortized to expense over future periods. As of December 31, 2007, both the supplemental retirement plan and the postretirement benefit plans had accumulated actuarial losses resulting from both experience and assumption changes, while the pension plan had an accumulated actuarial gain. However, only the accumulated actuarial loss of the supplemental retirement plan was in excess of the corridor and thus will be amortized to expense in 2008. The Company’s share of the accumulated actuarial losses associated with the supplemental retirement plan that will be amortized to expense during 2008 amounted to $59,000.

In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” the funded status of defined benefit retirement or other postretirement plans is recognized as a net asset or liability on the balance sheet. Future changes in the funded status of the plans will be recognized through other comprehensive income. The requirement in SFAS No. 158 to measure plan assets and obligations as of the end of the Company’s fiscal year is effective in 2008.

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three years ended December 31, 2007 are as follows:

	Year ended December 31,
($ in thousands)	2007	2006	2005
Property and casualty insurance
Premiums earned	$ 320,836	$ 318,416	$ 321,165
Losses and settlement expenses	199,494	178,305	197,900
Acquisition and other expenses	119,152	117,710	114,080
Underwriting profit	$ 2,190	$ 22,401	$ 9,185

Loss and settlement expense ratio	62.2%	56.0%	61.6%
Acquisition expense ratio	37.1%	37.0%	35.5%
Combined ratio	99.3%	93.0%	97.1%

Losses and settlement expenses:
Insured events of current year	$ 227,471	$ 210,560	$ 212,708
Decrease in provision for insured
events of prior years	(27,977)	(32,255)	(14,808)

Total losses and settlement expenses	$ 199,494	$ 178,305	$ 197,900

Catastrophe and storm losses	$ 20,732	$ 14,313	$ 18,967

	Year ended December 31,
($ in thousands)	2007	2006	2005
Reinsurance
Premiums earned	$ 72,223	$ 73,199	$ 94,460
Losses and settlement expenses	48,345	50,148	60,026
Acquisition and other expenses	16,541	17,538	25,921
Underwriting profit	$ 7,337	$ 5,513	$ 8,513

Loss and settlement expense ratio	66.9%	68.5%	63.5%
Acquisition expense ratio	22.9%	24.0%	27.5%
Combined ratio	89.8%	92.5%	91.0%

Losses and settlement expenses:
Insured events of current year	$ 59,106	$ 59,809	$ 60,626
Decrease in provision for insured
events of prior years	(10,761)	(9,661)	(600)

Total losses and settlement expenses	$ 48,345	$ 50,148	$ 60,026

Catastrophe and storm losses	$ 782	$ 322	$ 5,415

	Year ended December 31,
($ in thousands)	2007	2006	2005
Consolidated
REVENUES
Premiums earned	$ 393,059	$ 391,615	$ 415,625
Net investment income	48,482	46,692	40,696
Realized investment gains	3,724	4,252	3,834
Other income	545	527	657
	445,810	443,086	460,812
LOSSES AND EXPENSES
Losses and settlement expenses	247,839	228,453	257,926
Acquisition and other expenses	135,693	135,248	140,001
Interest expense	1,112	1,112	1,112
Other expense	2,247	1,908	1,663
	386,891	366,721	400,702

Income before income tax expense	58,919	76,365	60,110
Income tax expense	16,441	22,818	17,101
Net income	$ 42,478	$ 53,547	$ 43,009

Net income per share	$ 3.09	$ 3.91	$ 3.16

Loss and settlement expense ratio	63.1%	58.3%	62.1%
Acquisition expense ratio	34.5%	34.6%	33.6%
Combined ratio	97.6%	92.9%	95.7%

Losses and settlement expenses:
Insured events of current year	$ 286,577	$ 270,369	$ 273,334
Decrease in provision for insured
events of prior years	(38,738)	(41,916)	(15,408)

Total losses and settlement expenses	$ 247,839	$ 228,453	$ 257,926

Catastrophe and storm losses	$ 21,514	$ 14,635	$ 24,382

Year ended December 31, 2007 compared to year ended December 31, 2006

Net income was $42,478,000 ($3.09 per share) in 2007, down 20.7 percent from the record net income of $53,547,000 ($3.91 per share) reported in 2006. This decrease is attributed to a large decline in underwriting profits in the property and casualty insurance segment, and is associated with an increase in both large losses and catastrophe and storm losses, a decrease in the amount of favorable development experienced on prior years’ reserves, and a moderate decline in premium rate levels. The reinsurance segment also experienced a decline in premium rate levels during 2007; however, the declines were smaller than those experienced in the direct insurance market. Consequently, underwriting results of the reinsurance segment remained strong during 2007. An increase in investment income was insufficient to offset the decline in underwriting income.

Premium income

Premiums earned increased 0.4 percent to $393,059,000 in 2007 from $391,615,000 in 2006. This increase is attributed to the property and casualty insurance segment, as the reinsurance segment’s premium income declined for the year. Despite a continued decline in premium rate levels, the property and casualty insurance segment was able to achieve a small increase in top line growth by increasing new business premium and maintaining high retention levels. On an overall basis, rate competition increased moderately in the property and casualty insurance marketplace during 2007. Market conditions are expected to remain competitive in 2008, which will likely result in a further reduction in premium rate levels.

Premiums earned for the property and casualty insurance segment increased 0.8 percent to $320,836,000 in 2007 from $318,416,000 in 2006. Underlying this small increase in premium income is a continued decline in overall premium rate levels, which declined approximately 4.5 percent during 2007; however, this decline was more than offset by an increase in new business premium. Total policy count increased slightly during 2007, with the commercial lines of business, which generally carry a larger premium per policy, experiencing a greater increase than the personal lines. The increase in commercial lines policy count is attributed to recent initiatives targeted toward small businesses. Commercial lines new business premium was up 4.4 percent in 2007, while the retention rate increased slightly to 86.7 percent. In personal lines, management is continuing its efforts to increase premium production in geographic areas with profit potential and is focusing the efforts of the branch personnel in those territories. Personal lines new business premium was up 4.7 percent in 2007; however, this new business premium was not sufficient to offset the premium lost from declining rate levels and business not retained, resulting in a small decline in personal lines premium income. Retention rates increased slightly to 85.8 percent in personal property and 87.5 percent in personal auto.

Premiums earned for the reinsurance segment declined 1.3 percent to $72,223,000 in 2007 from $73,199,000 in 2006. A decline in MRB premiums (which is associated with an account that was not renewed) is primarily responsible for the decline in premium income during 2007. An increase in brokered reinsurance business partially offset the decline in MRB premiums. During both the January 2008 and July 2007 renewal periods, premium rates on reinsurance contract renewals decreased slightly, with a portion of the decline attributed to program restructurings with increased retentions. Due to the continued competitiveness of the market, rates are expected to continue declining in 2008. Employers Mutual’s strategy for growth in this competitive market is to pursue foreign property business, primarily in Europe and Japan.

Premiums written for the reinsurance segment increased $4,735,000, or 7.1 percent, in 2007; however, this increase reflects a negative $3,440,000 portfolio adjustment made in the first quarter of 2006 in connection with Employers Mutual’s reduced participation in the MRB pool. Excluding this adjustment, written premiums increased $1,295,000, or 1.9 percent, during 2007.

As previously reported, one of the members of the MRB pool ceased participating in the pool effective January 1, 2008. During the fourth quarter, the MRB board of directors approved Farm Bureau Mutual Insurance Company of Michigan as a new pool member effective January 1, 2008. As a result, Employers Mutual’s participation in the pool will remain at approximately 20 percent in 2008.

Losses and settlement expenses

Losses and settlement expenses increased 8.5 percent to $247,839,000 in 2007 from $228,453,000 in 2006. The loss and settlement expense ratio increased to 63.1 percent in 2007 from 58.3 percent in 2006. Both of these increases are attributed to the property and casualty insurance segment, as the reinsurance segment reported improvement decline in its loss and settlement expense ratio in 2007.

The loss and settlement expense ratio for the property and casualty insurance segment increased to 62.2 percent in 2007 from 56.0 percent in 2006. This increase is attributed to an increase in both large losses (greater than $250,000) and catastrophe and storm losses, a decrease in the amount of favorable development experienced on prior years’ reserves, and a moderate decline in premium rate levels. An increase in claim frequency was offset by a decline in average claim size, the latter based on the individual case loss reserves established by the branch offices. The increase in catastrophe and storm losses was largely driven by losses associated with the Greensburg, Kansas tornado, which totaled $6,256,000. The steady decline in premium rate levels over the past two years resulted in an approximate 2.7 percentage point increase in the loss and settlement expense ratio in 2007.

The loss and settlement expense ratio for the reinsurance segment decreased to 66.9 percent in 2007 from 68.5 percent in 2006. This decline is primarily attributed to a smaller increase in the bulk IBNR loss reserve for the HORAD book of business. Favorable reserve development experienced in both 2007 and 2006 is primarily from the HORAD book of business, with the 2007 development largely coming from the 2004-2006 accident years and the 2006 development primarily coming from the 2004 and 2005 accident years. Catastrophe losses for 2007 include $321,000 assumed from MRB for the Greensburg, Kansas tornado.

Acquisition and other expenses

Acquisition and other expenses increased 0.3 percent to $135,693,000 in 2007 from $135,248,000 in 2006; however, the acquisition expense ratio declined slightly to 34.5 percent in 2007 from 34.6 percent in 2006. A decline in the reinsurance segment’s acquisition expense ratio was mostly offset by an increase in the property and casualty insurance segment’s ratio.

For the property and casualty insurance segment, the acquisition expense ratio increased slightly to 37.1 percent in 2007 from 37.0 percent in 2006. This increase was driven primarily by the decline in premium rate levels, but also reflects an increase in commission and contingent commission expense, salary expense, and assessments from state guaranty associations. However, much of this increase was offset by declines in policyholder dividend expense, pension expense, and hurricane related assessments (Mississippi Windstorm Underwriting Association assessments for Hurricane Katrina in the second quarter of 2006). Hurricane related assessments are recoverable from reinsurers, with the reinsurance recoveries reflected as a reduction of losses (included in the loss and settlement expense ratio).

For the reinsurance segment, the acquisition expense ratio declined to 22.9 percent in 2007 from 24.0 percent in 2006, primarily due to lower contingent commission expenses. The reinsurance subsidiary recognized $1,343,000 of commission income in the first quarter of 2006 in connection with Employers Mutual’s reduced participation in the MRB pool. This commission income reimbursed the reinsurance subsidiary for expenses previously incurred to generate the reinsurance business that was transferred to the new assuming companies of the MRB pool on January 1, 2006. This commission income, however, was partially offset by $688,000 of deferred policy acquisition costs that were expensed in the first quarter of 2006 as a result of the reduction in pool participation.

Investment results

Net investment income increased 3.8 percent to $48,482,000 in 2007 from $46,692,000 in 2006, primarily due to an increase in average invested asset balances. Net realized investment gains totaled $3,724,000 in 2007 and $4,252,000 in 2006, with the majority of the gains occurring in the Company’s equity portfolio. The Company recognized “other-than-temporary” investment impairment losses totaling $1,277,000 on 14 equity securities during 2007 compared to $750,000 of impairment losses recognized on 12 equity securities in 2006. These impairment losses were recognized because the Company’s outside equity manager indicated that it was likely that these securities, which were in an unrealized loss position, would be sold before they recovered to their cost basis. As a result, the intent to hold these securities to recovery did not exist. Of the 14 equity securities that were impaired, 11 were sold and one was partially sold as of December 31, 2007, producing gross realized gains of $150,000 and additional gross realized losses of $387,000.

Other expense

The 17.8 percent increase in other expense is due to a $451,000 increase in foreign currency exchange losses recognized by the reinsurance subsidiary on its foreign contracts.

Income tax

Income tax expense decreased 27.9 percent to $16,441,000 in 2007 from $22,818,000 in 2006. The effective tax rates were 27.9 percent in 2007 and 29.9 percent in 2006. The decline in the effective tax rate in 2007 primarily reflects the large decline in pre-tax income earned relative to the amount of tax-exempt interest income earned.

Year ended December 31, 2006 compared to year ended December 31, 2005

The Company reported record net income of $53,547,000 ($3.91 per share) in 2006, an increase of 24.5 percent from the prior record of $43,009,000 ($3.16 per share) reported in 2005. This large increase was attributed to improved underwriting results and, to a lesser extent, an increase in investment income. In 2006, the Company reported an underwriting profit of $27,914,000, compared to $17,698,000 in 2005. This increase in underwriting profit was generated by a significant increase in the amount of favorable development experienced on prior years’ reserves, and a decline in catastrophe and storm losses from hurricane plagued 2005; however, current accident-year underwriting results deteriorated moderately in 2006 as a result of declining premium rates. On a segment basis, underwriting gain increased significantly in the property and casualty insurance segment, but declined in the reinsurance segment. The increase in investment income was primarily attributed to the fact that $107,801,000 in cash received from Employers Mutual in the first quarter of 2005 in connection with the change in pool participation was fully invested throughout 2006.

Premium income

Premiums earned decreased 5.8 percent to $391,615,000 in 2006 from $415,625,000 in 2005. This decrease was primarily attributed to the reinsurance segment and was associated with, most notably, Employers Mutual’s reduced participation in the MRB pool and the revised terms of the quota share agreement; however, the property and casualty insurance segment also experienced a slight decline in premiums earned. On an overall basis, premium rate competition increased moderately in the property and casualty insurance marketplace during 2006, resulting in an approximate 3.7 percent reduction in premium rate levels. For comparative purposes, premium rate levels declined approximate 0.9 percent in 2005.

Premiums earned for the property and casualty insurance segment decreased 0.9 percent to $318,416,000 in 2006 from $321,165,000 in 2005. This decrease reflects (1) a moderate decline in implemented premium rates, (2) increased use of discretionary credits, (3) a reduction in policy count, (4) a decline in mandatory premiums assumed from the National Workers’ Compensation Reinsurance Pool and (5) an increase in the cost of the Company’s outside reinsurance coverage (which in 2005 included $1,302,000 of additional premiums used to reinstate the pool’s catastrophe reinsurance protection after the occurrence of Hurricanes Katrina and Rita). Recent initiatives to develop new business began to produce results, as evidenced by a small increase in premiums earned during the fourth quarter of 2006 over both the third quarter of 2006 and the fourth quarter of 2005. Due to the timing of policy renewals and the earning of premiums ratably over the terms of the underlying policies, the full effect of the recent premium rate reductions was not reflected in premiums earned. Premium rates were still considered adequate in most lines of business and in most territories, but the impact of the recent premium rate reductions was expected to continue to increase. Management attempted to address the loss of policy count through various measures, including programs geared towards small businesses and enhanced automation to make it easier and more efficient for agents to do business with the Company. There were signs of progress toward this objective during 2006 as new-business policy count increased, retention rates remained high, and the rate of decline in total policy count slowed. During 2006, commercial lines new-business premium increased 20.2 percent and personal lines new-business premium increased 13.3 percent; however, it should be noted that commercial lines new-business premium was relatively low in 2005 and the large increase reported for 2006 was therefore somewhat misleading and should be considered in context. Overall policy retention was up slightly to 86.4 percent in commercial lines, 84.4 percent for personal property and 86.5 percent for personal auto. In light of current rate levels and the quality of the Company’s book of business, management was actively pursuing opportunities to write new business, but continued to stress profitable growth.

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

Premiums earned for the reinsurance segment decreased 22.5 percent to $73,199,000 in 2006 from $94,460,000 in 2005. This decrease was primarily attributed to a decline in MRB premiums and the revised terms of the quota share agreement; however, premium income was also negatively impacted by the loss of a Lloyd’s of London marine syndicate account and a decline in reinstatement premium income. The decline in MRB premiums was primarily due to the addition of two new assuming companies to the pool (an increase from three in 2005 to five in 2006), but also reflected a reduction in the amount of business produced by MRB. In total, MRB premiums earned declined by $15,567,000 in 2006. In conjunction with Employers Mutual’s reduced participation in the MRB pool, the reinsurance subsidiary recorded a negative $3,440,000 portfolio adjustment in its premiums written, which served as an offset to the decline in the unearned premium reserve. Including this adjustment, MRB premiums written declined by $19,052,000 in 2006. Also contributing to the decline in premiums earned was a $1,554,000 decrease in the estimate of earned but not reported (EBNR) premiums (primarily due to MRB), compared to an increase in this estimate of $165,000 during 2005. The reinsurance segment recognized approximately $1,588,000 of reinstatement premium income during 2006, compared to approximately $2,474,000 during 2005 ($1,500,000 of which was attributed to Hurricane Katrina). During the January 2007 renewal period, overall premium rate levels remained relatively flat. Premium rates on accounts with 2006 catastrophe losses increased slightly, as did coastal accounts without Hurricane Katrina losses; reflecting a “catch-up” adjustment to the rates implemented during the July 2006 renewal period (accounts renewing in July, particularly domestic accounts with substantial Hurricane Katrina losses, experienced greater pricing increases than those renewing in January 2006). Due to competitive market conditions, a few new accounts were added and a small number of existing accounts were lost during the January 2007 renewal period.

In accordance with the revised terms of the quota share agreement, Employers Mutual retained 10.5 percent of the assumed premiums written subject to cession to the reinsurance subsidiary during 2006 as compensation for the $2,000,000 cap on losses assumed per event (reduction in premiums written and earned of $7,774,000). In addition, the reinsurance subsidiary’s premiums earned for 2006 reflected a reduction of $508,000 associated with the runoff of certain unearned premiums remaining from the 2005 quota share arrangement. Under that arrangement, the reinsurance subsidiary paid for the outside reinsurance protection that Employers Mutual carried to protect itself from catastrophic losses on the assumed reinsurance business it retained in excess of the $1,500,000 cap. This reinsurance protection expired on April 30, 2006. In total, the reinsurance subsidiary’s premiums earned declined by $8,283,000 in 2006 due to the revised terms of the quota share agreement. For comparative purposes, the reinsurance subsidiary’s cost for the $1,500,000 cap on losses assumed per event in 2005 totaled $7,862,000 (reduction in premiums earned of $3,696,000 plus override commission expense of $4,166,000). In total, the revised terms of the quota share agreement reduced the reinsurance subsidiary’s premiums earned by $4,587,000 and premiums written by $4,034,000 in 2006. As a percentage of gross premiums earned, the cost of the cap protection totaled 10.2 percent in 2006, compared to 8.0 percent in 2005.

Losses and settlement expenses

Losses and settlement expenses declined 11.4 percent to $228,453,000 in 2006 from $257,926,000 in 2005. This decline was attributed to a significant increase in the amount of favorable development experienced on prior years’ reserves and a large decrease in catastrophe and storm losses. The loss and settlement expense ratio declined to 58.3 percent in 2006 from 62.1 percent in 2005; however, the current accident-year loss and settlement expense ratio increased moderately in 2006 as a result of declining premium rates. The Company incurred $10,896,000 of catastrophe losses from Hurricanes Katrina, Rita and Wilma in 2005. The December 31, 2005 estimate of direct losses associated with these hurricanes increased only 5.7 percent during 2006, and the vast majority of the claims were adjusted and paid as of December 31, 2006.

The loss and settlement expense ratio for the property and casualty insurance segment declined to 56.0 percent in 2006 from 61.6 percent in 2005. This improvement was attributed to a significant increase in the amount of favorable development experienced on prior years’ reserves and a substantial decline in catastrophe and storm losses. The favorable development experienced on prior years’ reserves during 2006 was primarily associated with the final settlement of closed claims in the other liability and workers’ compensation lines of business. The decline in catastrophe and storm losses was attributed to $6,396,000 of losses generated by Hurricanes Katrina, Rita and Wilma in 2005. Overall loss frequency continued to trend downward during 2006, but this benefit was largely offset by an increase in claim severity.

The loss and settlement expense ratio for the reinsurance segment increased to 68.5 percent in 2006 from 63.5 percent in 2005. The increase in the 2006 ratio was driven by the revised terms of the quota share agreement with Employers Mutual whereby the full cost of the $2,000,000 cap on losses assumed per event was recorded as a reduction to premiums; however, over half of the increase in the loss and settlement expense ratio was offset by a decline in the acquisition expense ratio due to the elimination of the override commission paid in 2005. Excluding the impact of the revised terms of the quota share agreement, the loss and settlement expense ratio would have declined slightly in 2006. Results for 2006 reflect a significant increase in the amount of favorable development experienced on prior years’ reserves and a substantial decline in catastrophe and storm losses, which was attributed to $4,500,000 of losses recorded in 2005 from Hurricanes Katrina, Rita and Wilma. The favorable reserve development experienced in 2006 was primarily from the 2004 and 2005 accident years in the HORAD book of business.

Acquisition and other expenses

Acquisition and other expenses declined 3.4 percent to $135,248,000 in 2006 from $140,001,000 in 2005. This decline was attributed to the reinsurance segment and was caused by Employers Mutual’s reduced participation in the MRB pool and the revised terms of the quota share agreement. The acquisition expense ratio increased to 34.6 percent in 2006 from 33.6 percent in 2005, primarily as a result of higher salary and benefit costs, consulting fees and dividends to policyholders, as well as the decline in premium income.

For the property and casualty insurance segment, the acquisition expense ratio increased to 37.0 percent in 2006 from 35.5 percent in 2005. This increase was attributed to an increase in policyholder dividends, salary and benefit costs and consulting expenses, as well as the decline in premium income. In addition, starting in 2006 the Company began recognizing all share-based payments to employees as expense based upon their fair values. This resulted in the Company recognizing $377,000 of expense through its property and casualty insurance segment. The property and casualty insurance subsidiaries incurred $6,519,000 of commission expense in the first quarter of 2005 in connection with the change in pool participation. This commission expense was used to reimburse Employers Mutual for expenses incurred to generate the additional insurance business that was transferred to the property and casualty insurance subsidiaries on January 1, 2005. However, because acquisition expenses, which include commissions, are deferred and amortized to expense as the related premiums are earned, all of the $6,519,000 of commission expense was capitalized as a deferred policy acquisition cost, and was amortized to expense as the unearned premiums became earned to properly match acquisition expenses and premium income.

For the reinsurance segment, the acquisition expense ratio declined to 24.0 percent in 2006 from 27.5 percent in 2005. This decline was attributed to Employers Mutual’s reduced participation in the MRB pool and the revised terms of the quota share agreement. Also contributing to the decline was a large decrease in commission expense associated with the cancellation of a Lloyd’s of London marine syndicate account.

The reinsurance subsidiary recognized $1,343,000 of commission income in the first quarter of 2006 in connection with Employers Mutual’s reduced participation in the MRB pool. This commission income reimbursed the reinsurance subsidiary for expenses previously incurred to generate the reinsurance business that was transferred to the new assuming companies of the MRB pool on January 1, 2006. This commission income, however, was partially offset by $688,000 of deferred policy acquisition costs that were expensed in the first quarter of 2006 as a result of the reduction in pool participation.

The revised terms of the quota share agreement contributed to the reduction in the reinsurance subsidiary’s acquisition expense ratio in 2006. The previous terms of the quota share agreement provided for a 4.5 percent override commission payment to Employers Mutual as compensation for the cap on losses assumed per event, which generated $4,166,000 of commission expense in 2005. Effective January 1, 2006, the reinsurance subsidiary no longer paid this override commission, and instead paid a 10.5 percent premium charge. Had the revised terms of the quota share agreement been in place in 2005, the acquisition expense ratio would have been approximately 2.7 percentage points lower after giving consideration to the changes in acquisition and other expenses, premiums earned, and the impact on the calculation of the deferred policy acquisition cost asset.

Investment results

Net investment income increased 14.7 percent to $46,692,000 in 2006 from $40,696,000 in 2005. This increase was primarily attributed to the fact that $107,801,000 in cash received from Employers Mutual in the first quarter of 2005 in connection with the change in pool participation was fully invested throughout 2006. In addition, the Company benefited from a slightly higher rate of return on its fixed maturity securities.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations. The Company had positive cash flows from operations of $37,862,000 in 2007, $49,014,000 in 2006 and $178,424,000 in 2005. Included in cash flows from operations in 2005 is $107,801,000 received from Employers Mutual in connection with the change in pool participation. Excluding this amount, cash flows from operations for 2005 was $70,623,000. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims. These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity. When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies. In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. As of December 31, 2007, the Company did not have any significant variations between the maturity dates of its investments and the expected payments of its loss and settlement expense reserves.

The Company is a holding company whose principal asset is its investment in its insurance subsidiaries. As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet all obligations, including cash dividends to stockholders. State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval. See note 6 of Notes to Consolidated Financial Statements for additional information regarding dividend restrictions. The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2008 without prior regulatory approval is approximately $46,779,000. The Company received $4,750,000, $9,005,000 and $5,696,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $9,497,000, $8,916,000 and $8,302,000 in 2007, 2006 and 2005, respectively.

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

The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to pay claims and expenses. At December 31, 2007, approximately 55 percent of the Company’s fixed maturity securities were in U.S. government or U.S. government-sponsored agency securities. A variety of maturities are maintained in the Company’s portfolio to assure adequate liquidity. The maturity structure of the fixed maturity securities is also established by the relative attractiveness of yields on short, intermediate and long-term securities. The Company does not invest in high-yield, non-investment grade debt securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

The Company considers itself to be a long-term investor and generally purchases fixed maturity securities with the intent to hold them to maturity. Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio. The Company had net unrealized holding gains, net of deferred taxes, on fixed maturity securities available-for-sale totaling $12,298,000 and $6,319,000 at December 31, 2007 and 2006, respectively. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments is not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

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

The Company held $102,000 and $552,000 in minority ownership interests in limited partnerships and limited liability companies at December 31, 2007 and 2006, respectively. The Company does not hold any other unregistered securities.

The Company’s cash balance was $263,000 and $196,000 at December 31, 2007 and 2006, respectively.

Employers Mutual contributed $3,500,000, $27,596,000 and $15,000,000 to its pension plan in 2007, 2006 and 2005, respectively, and plans to contribute approximately $4,400,000 to the pension plan in 2008. The Company reimbursed Employers Mutual $1,069,000, $8,410,000 and $4,575,000 for its share of the pension contributions in 2007, 2006 and 2005, respectively. Employers Mutual contributed $3,800,000, $5,100,000 and $5,120,000 to its postretirement benefit plans in 2007, 2006 and 2005, respectively, and expects to contribute approximately $2,700,000 to the postretirement benefit plans in 2008. The Company reimbursed Employers Mutual $1,083,000, $1,455,000 and $1,459,000 for its share of the postretirement benefit plan contributions in 2007, 2006 and 2005, respectively. In 2005, the Company received reimbursement from Employer Mutual for a net $722,000 of pension assets and $2,518,000 of postretirement benefit liabilities transferred to it in connection with the change in pool participation.

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations. For the Company’s insurance subsidiaries, capital resources are required to support premium writings. Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one. All of the Company’s insurance subsidiaries were well under this guideline at December 31, 2007.

The Company’s insurance subsidiaries are required to maintain a certain minimum level of surplus on a statutory basis, and are subject to regulations under which the payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. The Company’s insurance subsidiaries are also subject to Risk Based Capital (RBC) requirements that may further impact their ability to pay dividends. RBC requirements attempt to measure minimum statutory capital needs based upon the risks in a company’s mix of products and investment portfolio. At December 31, 2007, the Company’s insurance subsidiaries had total adjusted statutory capital of $344,260,000, which was well in excess of the minimum RBC requirement of $55,526,000.

The Company had total cash and invested assets with a carrying value of $1.0 billion as of December 31, 2007 and 2006, respectively. The following table summarizes the Company’s cash and invested assets as of the dates indicated:

December 31, 2007
			Percent of
Amortized		Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturity securities held-to-maturity	$ 637	$ 689	0.1%	$ 637
Fixed maturity securities available-for-sale	825,328	844,248	81.4%	844,248
Equity securities available-for-sale	97,847	139,428	13.4%	139,428
Cash	263	263	-	263
Short-term investments	53,295	53,295	5.1%	53,295
Other long-term investments	102	102	-	102
	$ 977,472	$ 1,038,025	100.0%	$ 1,037,973

	December 31, 2006
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturity securities held-to-maturity	$ 5,680	$ 5,769	0.6%	$ 5,680
Fixed maturity securities available-for-sale	814,785	824,507	82.3%	824,507
Equity securities available-for-sale	77,089	112,527	11.2%	112,527
Cash	196	196	-	196
Short-term investments	58,053	58,053	5.8%	58,053
Other long-term investments	552	552	0.1%	552
	$ 956,355	$ 1,001,604	100.0%	$ 1,001,515

The amortized cost and estimated fair value of fixed maturity and equity securities at December 31, 2007 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
($ in thousands)	cost	gains	losses	fair value
Securities held-to-maturity:
Fixed maturity securities:
Mortgage-backed securities	$ 637	$ 52	$ -	$ 689
Total securities held-to-maturity	$ 637	$ 52	$ -	$ 689

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury securities	$ 4,723	$ 260	$ -	$ 4,983
US government-sponsored agencies	$ 448,849	$ 4,516	$ 13	453,352
Obligations of states and
political subdivisions	250,022	9,639	32	259,629
Mortgage-backed securities	10,241	203	13	10,431
Public utilities	6,003	350	-	6,353
Debt securities issued by
foreign governments	6,756	138	-	6,894
Corporate securities	98,734	3,948	76	102,606
Total fixed maturity securities	825,328	19,054	134	844,248

Equity securities:
Common stocks	73,847	44,407	686	117,568
Non-redeemable preferred stocks	24,000	240	2,380	21,860
Total equity securities	97,847	44,647	3,066	139,428
Total securities
available-for-sale	$ 923,175	$ 63,701	$ 3,200	$ 983,676

The $11 million of surplus notes issued by the reinsurance subsidiary to Employers Mutual were redeemed in the fourth quarter of 2007, along with accrued interest. The $25 million of surplus notes issued by the property and casualty insurance subsidiaries to Employers Mutual were not redeemed; however, the Inter-Company Committees of the Company and Employers Mutual approved an increase in the interest rate on those notes from the current 3.09 percent to 3.60 percent effective February 1, 2008, subject to regulatory approval. A review of the interest rate on the surplus notes will be conducted by the Inter-Company Committees every five years. Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile. The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries. The Company’s subsidiaries incurred interest expense of $1,111,000 in 2007 and $1,112,000 in 2006 and 2005 on these surplus notes. At December 31, 2007, the Company’s property and casualty insurance subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2007.

On March 10, 2008, the Company’s Board of Directors authorized a $15 million stock repurchase program. This program became effective immediately and does not have an expiration date. The timing and terms of the purchases will be determined by management based on market conditions and will be conducted in accordance with the applicable rules of the Securities and Exchange Commission. Common stock purchased under this program will be retired by the Company.

As of December 31, 2007, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations

The Company recorded $1,277,000 of “other-than-temporary” investment impairment losses during 2007 on fourteen equity securities. Eleven of these securities were subsequently sold, and one was partially sold, generating gross realized gains of $150,000 and additional gross realized losses of $387,000 (before tax). These impairment losses were recognized because the Company’s outside equity manager indicated that they would likely sell these securities, which were in an unrealized loss position, before they recovered to their cost basis. As a result, the intent to hold these securities to recovery did not exist. The Company recorded $750,000 of “other-than-temporary” investment impairment losses during 2006 on twelve equity securities.

The Company has no direct exposure to sub-prime residential lending, holding only $4,447,000 of residential mortgage-backed securities, all of which are seasoned Government National Mortgage Association thirty year fixed maturity securities. No residential collateralized debt obligations or collateralized mortgage obligations are held.

The Company does have indirect exposure to sub-prime residential lending markets as it has significant holdings of government agency securities, as well as fixed maturity and equity securities in both the banking and financial services sectors. While these holdings do not include companies engaged in originating residential lending as their primary business, they do include companies that may be indirectly engaged in this type of lending. However, none of these securities have been considered for “other-than-temporary” impairment at this time.

At December 31, 2007, the Company had unrealized losses on held-to-maturity and available-for-sale securities as presented in the table below. The estimated fair value is based on quoted market prices, where available. In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security. None of these securities are considered to be in concentrations by either security type or industry. The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired. Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. Based on these factors, and the Company’s ability and intent to hold the securities until recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at December 31, 2007. Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $2,080,000, net of tax; however, the Company’s financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of December 31, 2007.

		Unrealized
Description of securities	Fair value	losses
($ in thousands)
Fixed maturity securities:
Less than six months	$ 4,988	$ 12
Six to twelve months	3,091	33
Twelve months or longer	15,531	89
Total fixed maturity securities	23,610	134

Equity securities:
Less than six months	31,491	3,066
Six to twelve months	-	-
Twelve months or longer	-	-
Total equity securities	31,491	3,066

Total temporarily
impaired securities	$ 55,101	$ 3,200

Following is a schedule of the maturity dates of the fixed maturity securities presented in the above table. Note that this schedule includes only fixed maturity securities available-for-sale, as the Company does not have any fixed maturity securities held-to-maturity with unrealized losses.

			Gross
	Book	Fair	unrealized
($ in thousands)	value	value	loss
Due in one year or less	$ -	$ -	$ -
Due after one year through five years	9,567	9,513	54
Due after five years through ten years	3,055	3,033	22
Due after ten years	8,124	8,079	45
Mortgage-backed securities	2,998	2,985	13
	$ 23,744	$ 23,610	$ 134

All non-investment grade fixed maturity securities held at December 31, 2007 (Great Lakes Chemical Corporation and US Freightways Corporation) were in an unrealized gain position. The Company does not purchase non-investment grade securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

Following is a schedule of gross realized losses recognized in 2007 from the sale of securities and from “other-than-temporary” investment impairments. The schedule is aged according to the length of time the underlying securities were in an unrealized loss position. This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc. Fixed maturity securities were not included in the schedule since no realized losses were recognized on these investments stemming from disposals other than corporate actions. Fixed maturity securities are generally held until maturity.

	Realized losses from sales			"Other-than-	Total
			Gross	temporary"	gross
	Book	Sales	realized	impairment	realized
($ in thousands)	value	price	losses	losses	losses
Equity securities (1):
Three months or less	$ 25,779	$ 22,362	$ 3,417	$ 988	$ 4,405
Over three months to six months	940	768	172	114	286
Over six months to nine months	-	-	-	175	175
Over nine months to twelve months	-	-	-	-	-
Over twelve months	-	-	-	-	-
	$ 26,719	$ 23,130	$ 3,589	$ 1,277	$ 4,866

(1)  The “other-than-temporary” impairment losses reflects impairment losses on thirteen equity securities in the “three months or less” category, impairment losses on one equity security in the “over three months to six months” category, and impairment losses on one equity security in the “over six months to nine months” category.

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

The following table reflects the Company’s contractual obligations as of December 31, 2007. Included in the table are the estimated payments that the Company expects to make in the settlement of its loss reserves and with respect to its long-term debt. One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014. Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021. All lease costs are included as expenses under the pooling agreement, after allocation of the portion of these expenses to the subsidiaries that do not participate in the pool. The table reflects the Company’s current 30.0 percent aggregate participation in the pooling agreement.

	Payments due by period
		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
Contractual obligations	($ in thousands)
Loss and settlement expense
reserves (1)	$ 551,602	$ 216,259	$ 198,885	$ 76,799	$ 59,659
Long-term debt (2)	25,000	-	-	-	25,000
Interest expense on
long-term debt (3)	8,862	773	1,789	1,800	4,500
Real estate operating leases	10,379	1,465	2,899	2,243	3,772
Total	$ 595,843	$ 218,497	$ 203,573	$ 80,842	$ 92,931

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

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business. Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states. Many states allow these assessments to be recovered through premium tax offsets. Estimated guaranty fund assessments of $1,714,000 and $1,451,000 and related premium tax offsets of $1,057,000 and $929,000 have been accrued as of December 31, 2007 and 2006, respectively. The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments. The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ a worker with a pre-existing disability. Estimated second-injury fund assessments of $1,656,000 and $1,769,000 have been accrued as of December 31, 2007 and 2006, respectively. The second-injury fund assessment accruals are based on projected loss payments. The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions. The Company’s share of case loss reserves eliminated by the purchase of these annuities was $2,024,000 at December 31, 2007. The Company has a contingent liability of $2,024,000 should the issuers of the annuities fail to perform under the terms of the annuities. The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote. The Company’s share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries’ aggregate policyholders’ surplus.

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

Interest rate risk includes the price sensitivity of a fixed maturity security to changes in interest rates, and the affect on future earnings from short-term investments and maturing long-term investments given a change in interest rates. The following analysis illustrates the sensitivity of the Company’s financial instruments to selected changes in market rates and prices. A hypothetical one percent increase in interest rates as of December 31, 2007 would result in a corresponding pre-tax decrease in the fair value of the fixed maturity portfolio of approximately $41,880,000, or 4.7 percent. In addition, a hypothetical one percent decrease in interest rates at December 31, 2007 would result in a corresponding decrease in pre-tax income over the next twelve months of approximately $719,000, assuming the current maturity and prepayment patterns. The Company monitors interest rate risk through the analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter term instruments given the results of interest rate simulations and judgments of cash flow needs. The effective duration of the Company’s fixed maturity portfolio at December 31, 2007 was 3.75 years.

The valuation of the Company’s marketable equity portfolio is subject to equity price risk. In general, equities have more year-to-year price variability than bonds. However, returns from equity securities have been consistently higher over longer time frames. The Company invests in a diversified portfolio of readily marketable equity securities. A hypothetical 10 percent decrease in the S&P 500 index as of December 31, 2007 would result in a corresponding pre-tax decrease in the fair value of the Company’s equity portfolio of approximately $9,256,000.

The Company invests in high quality fixed maturity securities, thus minimizing credit quality risk. At December 31, 2007, the portfolio of long-term fixed maturity securities consisted of 0.6 percent U.S. Treasury, 54.3 percent government agency, 1.3 percent mortgage-backed, 30.3 percent municipal, and 13.5 percent corporate securities. At December 31, 2006, the portfolio of long-term fixed maturity securities consisted of 0.6 percent U.S. Treasury, 51.6 percent government agency, 0.6 percent mortgage-backed, 32.5 percent municipal, and 14.7 percent corporate securities.

Fixed maturity securities held by the Company generally have an investment quality rating of “A” or better by independent rating agencies. The following table shows the composition of the Company’s fixed maturity securities, by rating, as of December 31, 2007.

	Securities		Securities
	held-to-maturity		available-for-sale
	(at amortized cost)		(at fair value)
($ in thousands)	Amount	Percent	Amount	Percent
Rating:
AAA	$ 637	100.0%	$ 648,407	76.8%
AA	-	-	96,588	11.4%
A	-	-	64,137	7.6%
BAA	-	-	30,983	3.7%
BA	-	-	4,133	0.5%
Total fixed maturities	$ 637	100.0%	$ 844,248	100.0%

Ratings for preferred stocks and fixed maturity securities with initial maturities greater than one year are assigned by nationally recognized statistical rating organizations (referred to generically as NRSROs, which includes such organizations as Moody’s Investor’s Services, Inc., Standard and Poor, etc.). NRSROs’ rating processes seek to evaluate the quality of a security by examining the factors that affect returns to investors. NRSROs’ ratings are based on quantitative and qualitative factors, as well as the economic, social and political environment in which the issuing entity exists. The quantitative factors include debt coverage, sales and income growth, cash flows and liquidity ratios. Qualitative factors include management quality, access to capital markets and the quality of earnings and balance sheet items. Ratings for securities with initial maturities less than one year are based on ratings of NRSROs, or the credit rating of the issuer’s parent company.

Prepayment risk refers to changes in prepayment patterns that can shorten or lengthen the expected timing of principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within the portfolio of mortgage-backed securities. Prepayment risk is monitored regularly through the analysis of interest rate simulations. At December 31, 2007, the effective duration of the mortgage-backed securities is 2.3 years with an average life of 2.9 years and a current yield of 6.9 percent. At December 31, 2006, the effective duration of the mortgage-backed securities was 1.9 years, with an average life of 2.5 years and a current yield of 7.6 percent.

IMPACT OF INFLATION

Inflation has a widespread effect on the Company’s results of operations, primarily through increased losses and settlement expenses. The Company considers inflation, including social inflation that reflects an increasingly litigious society and increasing jury awards, when setting loss and settlement expense reserve amounts. Premiums are also affected by inflation, although they are often restricted or delayed by competition and the regulatory rate-setting environment.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” – an Amendment of FASB Statement Nos. 133 and 140. SFAS 155 simplifies the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and eliminates a restriction on passive derivative instruments that a qualifying special-purpose entity may hold. The Company adopted SFAS 155 effective January 1, 2007. Adoption of this statement had no effect on the operating results of the Company.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance for de-recognition of tax positions, financial statement classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. Adoption of FIN 48 had no effect on the operating results of the Company during 2007, as an assessment of the Company’s current tax positions indicated no uncertainties that would warrant different recognition and valuation from that applied in the Company’s tax returns.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits reporting entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). The unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. As it relates to the Company’s financial reporting, the Company would be permitted to elect fair value recognition of fixed maturity and equity investments currently classified as either available-for-sale or held-to-maturity, and report the unrealized gains and losses from these investments in earnings going forward. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other fixed maturity securities to maturity in the future. The provisions of this statement are effective beginning with the first fiscal year that begins after November 15, 2007. The Company has no current plan to elect the fair value option, therefore adoption of this statement is not expected to have any effect on the operating results of the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations”. This statement replaces SFAS No. 141 “Business Combinations,” however it retains the fundamental requirements of SFAS No. 141 in that the acquisition method of accounting (referred to as “purchase method” in SFAS 141) be used for all business combinations. SFAS 141 (revised) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of this statement is not expected to have any effect on the operating results of the Company.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This statement amends Accounting Research Bulletin (ARB) No.51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of this statement are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of this statement is not expected to have any effect on the operating results of the Company.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides issuers the opportunity to make cautionary statements regarding forward-looking statements. Accordingly, any forward-looking statement contained in this report is based on management’s current beliefs, assumptions and expectations of the Company’s future performance, taking into account all information currently available to management. These beliefs, assumptions and expectations can change as the result of many possible events or factors, not all of which are known to management. If a change occurs, the Company’s business, financial condition, liquidity, results of operations, plans and objectives may vary materially from those expressed in the forward-looking statements. The risks and uncertainties that may affect the actual results of the Company include, but are not limited to, the following: catastrophic events and the occurrence of significant severe weather conditions; the adequacy of loss and settlement expense reserves; state and federal legislation and regulations; changes in our industry, interest rates or the performance of financial markets and the general economy; rating agency actions and other risks and uncertainties inherent to the Company’s business, some of which are discussed under Part I, Item 1A of this Form 10-K under the heading “Risk Factors”. Management intends to identify forward-looking statements when using the words “believe”, “expect”, “anticipate”, “estimate”, “project” or similar expressions. Undue reliance should not be placed on these forward-looking statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information under the caption “Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is included in Part II, Item 7 of this Form 10-K, is incorporated herein by reference.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, including safeguarding of assets and reliability of financial records. The Company’s internal control over financial reporting, designed by or under the supervision of management, includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. This control structure is further reinforced by a program of internal audits, including audits of the Company’s decentralized branch locations, which requires responsive management action.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, adequate internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.

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

The Company’s financial statements and internal control over financial reporting have been audited by Ernst & Young LLP, an independent registered public accounting firm. Management has made available to Ernst & Young LLP all of the Company’s financial records and related data, as well as the minutes of the stockholders’ and directors’ meetings. Furthermore, management believes that all representations made to Ernst & Young LLP during its audit were valid and appropriate. Their reports with respect to the fairness of presentation of the Company’s financial statements and the effectiveness of the Company’s internal control over financial reporting appear elsewhere in this annual report.

/s/ Bruce G. Kelley	/s/ Mark E. Reese
Bruce G. Kelley	Mark E. Reese
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

EMC Insurance Group Inc.

We have audited EMC Insurance Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EMC Insurance Group Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, EMC Insurance Group Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of EMC Insurance Group Inc. and Subsidiaries and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Des Moines, Iowa

March 13, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

EMC Insurance Group Inc.

We have audited the accompanying consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMC Insurance Group Inc. and Subsidiaries at December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, during 2007 the Company changed its method of accounting for income tax contingencies.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EMC Insurance Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Des Moines, Iowa
March 13, 2008

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost
(fair value $688,728 and $5,768,918)	$ 636,969	$ 5,679,960
Securities available-for-sale, at fair value
(amortized cost $766,462,351 and $706,273,867)	785,253,286	716,927,579
Fixed maturity securities on loan:
Securities available-for-sale, at fair value
(amortized cost $58,865,232 and $89,841,454)	58,994,666	88,909,477
Equity securities available-for-sale, at fair value
(cost $97,847,545 and $77,089,044)	139,427,726	112,527,480
Other long-term investments, at cost	101,988	552,202
Short-term investments, at cost	53,295,310	76,722,652
Total investments	1,037,709,945	1,001,319,350

Balances resulting from related party transactions with
Employers Mutual:
Reinsurance receivables	33,272,405	37,805,569
Prepaid reinsurance premiums	4,465,836	4,807,822
Deferred policy acquisition costs	34,687,804	33,662,408
Defined benefit retirement plan, prepaid asset	11,451,758	7,836,958
Other assets	2,488,309	2,410,120

Cash	262,963	196,274
Accrued investment income	11,288,005	11,363,814
Accounts receivable (net of allowance for uncollectible
accounts of $0 and $0)	81,141	205,046
Income taxes recoverable	3,595,645	1,888,935
Deferred income taxes	1,682,597	12,403,141
Goodwill	941,586	941,586
Securities lending collateral	60,785,148	91,317,719
Total assets	$ 1,202,713,142	$ 1,206,158,742

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
LIABILITIES
Balances resulting from related party transactions with
Employers Mutual:
Losses and settlement expenses	$ 551,602,006	$ 548,547,982
Unearned premiums	158,156,683	155,653,799
Other policyholders' funds	8,273,187	7,320,536
Surplus notes payable	25,000,000	36,000,000
Indebtedness to related party	5,918,396	18,621,351
Employee retirement plans	10,518,351	17,700,372
Other liabilities	22,107,379	22,702,661

Securities lending obligation	60,785,148	91,317,719
Total liabilities	842,361,150	897,864,420

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000
shares; issued and outstanding, 13,777,880
shares in 2007 and 13,741,663 shares in 2006	13,777,880	13,741,663
Additional paid-in capital	108,030,228	107,016,563
Accumulated other comprehensive income	42,961,904	24,934,903
Retained earnings	195,581,980	162,601,193
Total stockholders' equity	360,351,992	308,294,322
Total liabilities and stockholders' equity	$ 1,202,713,142	$ 1,206,158,742

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

All balances presented below, with the exception of investment income, realized investment gains and income tax expense (benefit), are the result of related party transactions with Employers Mutual.

	Year ended December 31,
	2007	2006	2005
REVENUES
Premiums earned	$ 393,059,397	$ 391,615,441	$ 415,624,746
Investment income, net	48,481,987	46,691,929	40,696,243
Realized investment gains	3,723,789	4,252,289	3,834,165
Other income	544,422	526,617	656,846
	445,809,595	443,086,276	460,812,000
LOSSES AND EXPENSES
Losses and settlement expenses	247,839,181	228,452,492	257,926,493
Dividends to policyholders	7,632,714	8,663,715	7,540,547
Amortization of deferred policy acquisition costs	88,730,235	86,565,031	92,400,893
Other underwriting expenses	39,330,006	40,019,494	40,059,414
Interest expense	1,111,469	1,112,400	1,112,400
Other expenses	2,247,301	1,907,762	1,662,431
	386,890,906	366,720,894	400,702,178

Income before income tax expense (benefit)	58,918,689	76,365,382	60,109,822

INCOME TAX EXPENSE (BENEFIT)
Current	15,426,959	21,423,901	19,782,182
Deferred	1,013,695	1,394,377	(2,681,405)
	16,440,654	22,818,278	17,100,777
Net income	$ 42,478,035	$ 53,547,104	$ 43,009,045

Net income per common share
-basic and diluted	$ 3.09	$ 3.91	$ 3.16

Average number of common shares outstanding
-basic and diluted	13,762,663	13,710,953	13,606,203

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2007	2006	2005

Net income	$ 42,478,035	$ 53,547,104	$ 43,009,045

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains on investment
securities, before deferred income tax expense	19,061,343	9,896,320	383,439
Deferred income tax expense	6,671,470	3,463,712	134,203
	12,389,873	6,432,608	249,236

Reclassification adjustment for realized investment
gains included in net income, before
income tax expense	(3,720,964)	(4,252,289)	(3,834,165)
Income tax expense	(1,302,337)	(1,488,301)	(1,341,958)
	(2,418,627)	(2,763,988)	(2,492,207)

Adjustment associated with Employers Mutual's
retirement benefit plans:
Net actuarial gain	5,865,615	-	-
Prior service credit	6,527,855	-	-
Minimum liability	-	264,823	(331,468)
	12,393,470	264,823	(331,468)
Deferred income tax expense (benefit)	4,337,715	92,688	(116,015)
	8,055,755	172,135	(215,453)

Other comprehensive income (loss)	18,027,001	3,840,755	(2,458,424)

Total comprehensive income	$ 60,505,036	$ 57,387,859	$ 40,550,621

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year ended December 31,
	2007	2006	2005
COMMON STOCK
Beginning of year	$ 13,741,663	$ 13,642,705	$ 13,568,945
Issuance of common stock through
Employers Mutual's incentive stock option plans	36,217	109,511	73,760
Redemption of common stock that was
invalidly issued through Employers Mutual's
incentive stock option plans	-	(10,553)	-
End of year	13,777,880	13,741,663	13,642,705

ADDITIONAL PAID-IN CAPITAL
Beginning of year	107,016,563	104,800,407	103,467,293
Issuance of common stock through
Employers Mutual's incentive stock option plans	812,724	2,243,776	1,333,114
Stock-based compensation expense associated with
Employers Mutual's incentive stock option plans	200,941	178,439	-
Redemption of common stock that was
invalidly issued through Employers Mutual's
incentive stock option plans	-	(206,059)	-
End of year	108,030,228	107,016,563	104,800,407

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	24,934,903	25,470,039	27,928,463
Change in unrealized gains (losses) on investment
securities, net of deferred income taxes	9,971,246	3,668,620	(2,242,971)
Adjustments associated with Employers Mutual's
retirement benefit plans, net of deferred income taxes:
Change in funded status	8,055,755	-	-
Change in minimum liability	-	172,135	(215,453)
Adoption of SFAS 158	-	(4,375,891)	-
End of year	42,961,904	24,934,903	25,470,039

RETAINED EARNINGS
Beginning of year	162,601,193	117,970,012	83,508,331
Net income	42,478,035	53,547,104	43,009,045
Dividends paid to public stockholders ($.69, $.65, $.61
per share in 2007, 2006 and 2005)	(4,127,246)	(3,857,395)	(3,705,796)
Dividends paid to Employers Mutual ($.69, $.65, $.61
per share in 2007, 2006 and 2005)	(5,370,002)	(5,058,528)	(4,596,127)
Dividends paid to Employers Mutual (reimbursement
for non-GAAP expenses)	-	-	(245,441)
End of year	195,581,980	162,601,193	117,970,012

Total stockholders' equity	$360,351,992	$308,294,322	$261,883,163

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 42,478,035	$ 53,547,104	$ 43,009,045
Adjustments to reconcile net income to net cash
provided by operating activities:
Balances resulting from related party transactions
with Employers Mutual:
Losses and settlement expenses	3,054,024	4,496,921	28,615,240
Unearned premiums	2,502,884	(5,039,489)	(1,545,302)
Other policyholders' funds	952,651	1,961,420	1,751,700
Indebtedness to related party	(12,702,955)	(1,277,978)	13,840,481
Employee retirement plans	1,596,649	(4,651,920)	(827,923)
Reinsurance receivables	4,533,164	8,566,518	(13,115,515)
Prepaid reinsurance premiums	341,986	38,262	(144,795)
Commission payable	(1,936,492)	357,467	(4,136,359)
Interest payable	(339,900)	-	-
Deferred policy acquisition costs	(1,025,396)	443,809	353,101
Stock-based compensation plans	97,734	377,294	-
Other, net	1,706,128	252,985	1,567,742

Accrued investment income	75,809	(430,768)	(2,206,754)
Accrued income tax:
Current	(1,706,709)	(7,533,451)	9,044,001
Deferred	1,013,695	1,394,377	(2,681,405)
Realized investments gains	(3,723,789)	(4,252,289)	(3,834,165)
Accounts receivable	123,905	6,549	5,241
Amortization of premium/discount on
fixed maturity securities	820,215	757,287	928,373
	(4,616,397)	(4,533,006)	27,613,661
Cash provided by the change in the property
and casualty insurance subsidiaries' aggregate
pool participation percentage	-	-	107,801,259
Net cash provided by operating activities	$ 37,861,638	$ 49,014,098	$ 178,423,965

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year ended December 31,
	2007	2006	2005
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities
held-to-maturity	$ 5,046,674	$ 14,100,900	$ 9,388,335
Purchases of fixed maturity securities
available-for-sale	(176,793,575)	(84,283,253)	(341,840,972)
Disposals of fixed maturity securities
available-for-sale	146,978,045	39,838,361	97,002,796
Purchases of equity securities
available-for-sale	(70,986,257)	(58,996,632)	(49,154,777)
Disposals of equity securities
available-for-sale	53,730,914	51,785,819	45,430,758
Purchases of other long-term investments	-	(300,000)	(1,049,129)
Disposals of other long-term investments	450,215	4,017,364	2,329,656
Net sales (purchases) of short-term investments	23,427,342	(8,534,183)	66,881,818
Net cash used in investing activities	(18,146,642)	(42,371,624)	(171,011,515)

CASH FLOWS FROM FINANCING ACTIVITIES
Balances resulting from related party transactions
with Employers Mutual:
Issuance of common stock through Employers
Mutual's incentive stock option plans	848,941	2,353,287	1,406,874
Redemption of common stock that was
invalidly issued through Employers Mutual's
incentive stock option plans	-	(216,612)	-
Dividends paid to Employers Mutual	(5,370,002)	(5,058,528)	(4,596,127)
Dividends paid to Employers Mutual
(reimbursement for non-GAAP expense)	-	-	(245,441)
Redemption of surplus note	(11,000,000)	-	-

Dividends paid to public stockholders	(4,127,246)	(3,857,395)	(3,705,796)
Net cash used in financing activities	(19,648,307)	(6,779,248)	(7,140,490)

NET INCREASE (DECREASE) IN CASH	66,689	(136,774)	271,960
Cash at the beginning of the year	196,274	333,048	61,088

Cash at the end of the year	$ 262,963	$ 196,274	$ 333,048

Income taxes paid	$ 17,125,274	$ 28,957,352	$ 10,738,181
Interest paid	$ 1,459,964	$ 1,119,663	$ 1,118,413

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

EMC Insurance Group Inc., a 57 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Both commercial and personal lines of insurance are written, with a focus on medium-sized commercial accounts. Approximately 35 percent of the premiums written are in Iowa and contiguous states. The term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.

The Company’s subsidiaries include EMCASCO Insurance Company, Illinois EMCASCO Insurance Company, Dakota Fire Insurance Company, EMC Reinsurance Company and EMC Underwriters, LLC. Effective December 31, 2007, Farm and City Insurance Company, the Company’s wholly-owned subsidiary, was merged into EMCASCO Insurance Company.

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

Certain commercial lines of business, primarily workers’ compensation, are eligible for policyholder dividends in accordance with provisions of the underlying insurance policies. Net premiums written subject to policyholder dividends represented approximately 60 percent of the Company’s total net premiums written in 2007. Policyholder dividends are accrued over the terms of the underlying policies.

Liabilities for losses are based upon case-basis estimates of reported losses supplemented with bulk case loss reserves, estimates of unreported losses based upon prior experience adjusted for current trends, and estimates of losses expected to be paid under assumed reinsurance contracts. Liabilities for settlement expenses are provided by estimating expenses expected to be incurred in settling the claims provided for in the loss reserves. Changes in estimates are reflected in current operating results (see note 4).

Ceded reinsurance amounts with nonaffiliated reinsurers relating to reinsurance receivables for paid and unpaid losses and settlement expenses and prepaid reinsurance premiums are reported on the balance sheet on a gross basis. Amounts ceded to Employers Mutual relating to the affiliated reinsurance pooling agreement (see note 2) have not been grossed up because the contracts provide that receivables and payables may be offset upon settlement.

Based on current information, the liabilities for losses and settlement expenses are considered to be adequate. Since the provisions are necessarily based on estimates, the ultimate liability may be more or less than such provisions.

Investments

Securities classified as held-to-maturity are purchased with the intent and ability to be held to maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the financial statements. All other securities have been classified as securities available-for-sale and are carried at fair value, with unrealized holding gains and losses reported as accumulated other comprehensive income in stockholders’ equity, net of deferred income taxes. Other long-term investments represent minor ownership interests in limited partnerships and limited liability companies and are carried at cost. Short-term investments represent money market funds, U.S. Treasury bills and commercial paper that are carried at cost, which approximates fair value.

The Company uses independent pricing sources to obtain the estimated fair value of securities. The fair value is based on quoted market prices, where available. In cases where quoted market prices are not available, the fair value is based on a variety of valuation techniques depending on the type of investment. The fair values obtained from independent pricing sources are reviewed for reasonableness and any discrepancies are investigated for final valuation.

Premiums and discounts on fixed maturity securities are amortized over the life of the security as an adjustment to yield using the effective interest method. Gains and losses realized on the disposition of investments are included in net income. The cost of investments sold is determined on the specific identification method using the highest cost basis first. Included in investments at December 31, 2007 and 2006 are securities on deposit with various regulatory authorities as required by law amounting to $12,984,532 and $13,093,900, respectively.

The Company regularly monitors its investments that have a fair value that is less than the carrying value for indications of “other-than-temporary” impairment. Several factors are used to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired. Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events, collateralization of fixed maturity securities, and the Company’s ability and intent to hold securities in an unrealized loss position until recovery or maturity. When a security is deemed “other-than-temporarily” impaired, the carrying value is reduced to fair value and a realized loss is recognized and charged to income.

The Company participates in a securities lending program whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for a short period of time. The Company requires initial collateral equal to 102 percent of the fair value of the loaned securities. The collateral is invested by the lending agent, in accordance with the Company’s guidelines, and generates fee income for the Company that is recognized ratably over the time period the security is on loan. The securities on loan to others are segregated from the other invested assets on the Company’s balance sheet. In accordance with relevant accounting literature, the collateral held by the Company is accounted for as a secured borrowing and is recorded as an asset on the Company’s balance sheet, with a corresponding liability reflecting the Company’s obligation to return this collateral upon the return of the loaned securities.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance for de-recognition of tax positions, financial statement classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. FIN 48 had no effect on the operating results of the Company during 2007, as an assessment of the Company’s current tax positions indicated no uncertainties that would warrant different recognition and valuation from that applied in the Company’s tax returns.

Stock-Based Compensation

The Company has no stock-based compensation plans of its own; however, Employers Mutual has several stock plans that utilize the common stock of the Company. The Company receives the current fair value for all shares issued under these plans. Employers Mutual also has a stock appreciation rights (SAR) agreement in effect with an executive officer of the Company. The SAR is based upon the common stock of the Company, and because it will be settled in cash, it is considered to be a liability-classified award.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share-Based Payment,” using the modified prospective method, which requires compensation expense to be recorded for all options granted after the date of adoption as well as for existing options for which the requisite service has not been rendered as of the date of adoption. The compensation expense is based on the fair value of the stock option. The modified-prospective method does not require restatement of prior periods to reflect the impact of SFAS 123(R).

Prior to January 1, 2006, under the provisions of Accounting Principles Board (APB) No. 25 “Accounting for Stock Issued to Employees,” the Company did not recognize any compensation expense from the operation of Employers Mutual’s incentive stock option plans since the exercise price of the options was equal to the fair value of the stock on the date of grant. The Company’s insurance subsidiaries reimburse Employers Mutual for their share of the statutory-basis compensation expense (equal to the excess of the fair value of the stock on the option exercise date over the option’s exercise price) associated with stock option exercises. The statutory-basis compensation expense that was paid by the Company’s subsidiaries to Employers Mutual ($245,441 in 2005) was reclassified as a dividend payment to Employers Mutual in these GAAP-basis financial statements.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to Employers Mutual’s incentive stock option plans:

Year ended
December 31, 2005

Net income, as reported	$ 43,009,045
Deduct: Total stock-based employee compensation expense
determined under the fair value method for all awards
vesting in the current calendar year	117,710
Pro forma net income	$ 42,891,335

Net income per share:
Basic and diluted -
As reported	$ 3.16
Pro forma	$ 3.15

Employee Retirement Plans

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires recognition of the funded status of defined benefit retirement or other postretirement plans as a net asset or liability on the balance sheet, the recognition of future changes in the funded status through other comprehensive income, and enhanced disclosure. The initial recognition of the funded status was reflected as an adjustment to the ending balance of accumulated other comprehensive income at December 31, 2006. SFAS 158 did not change the method of calculating the net periodic cost that existed under previous guidance. The adoption of SFAS 158 resulted in a $3,828,651 decrease in the defined benefit retirement plan prepaid asset, a $2,903,488 increase in the employee retirement plans liability and a corresponding $4,375,891 decrease, net of tax, in accumulated other comprehensive income. An additional requirement under SFAS 158 to measure assets and obligations as of the end of the Company’s fiscal year will become effective at December 31, 2008.

Foreign Currency Transactions

Included in the underlying reinsurance business assumed by Employers Mutual are reinsurance transactions conducted with foreign cedants denominated in their local functional currencies. In accordance with the revised terms of the quota share agreement (see note 2), the reinsurance subsidiary assumes all foreign currency exchange gains/losses associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement. Previously, the foreign currency exchange gains/losses were retained by Employers Mutual. The balances resulting from these foreign reinsurance transactions are reported in the Company’s consolidated balance sheets in U.S. dollars based on the foreign currency exchange rates that existed on December 31, 2007 and 2006. The balances reported in the Company’s 2007 and 2006 consolidated statements of income that resulted from these foreign reinsurance transactions are reported in U.S. dollars measured at the foreign currency exchange rates that existed at the inception of each reinsurance contract. The foreign currency exchange rate gains/losses resulting from these re-measurements to U.S. dollars are reported as other income/expense in the consolidated statements of income.

Net Income Per Share - Basic and Diluted

The Company’s basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. As previously noted, the Company receives the current fair value for all shares issued under Employers Mutual’s stock plans. As a result, the Company had no potential common shares outstanding during 2007, 2006 and 2005 that would have been dilutive to net income per share.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries. Goodwill is not amortized, but is subject to annual impairment testing to determine if the carrying value of the goodwill exceeds the estimated fair value of net assets. If the carrying amount of the subsidiary (including goodwill) exceeds the computed fair value, an impairment loss is recognized through earnings equal to the excess amount, but not greater than the balance of the goodwill. An annual impairment test is completed in the fourth quarter of each year and goodwill was not deemed to be impaired in 2007 or 2006.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of this statement is not expected to have any impact on the operating results of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits reporting entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). The unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. As it relates to the Company’s financial reporting, the Company would be permitted to elect fair value recognition of fixed maturity and equity investments currently classified as either available-for-sale or held-to-maturity, and report the unrealized gains and losses from these investments in earnings going forward. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other fixed maturity securities to maturity in the future. The provisions of this statement are effective beginning with the first fiscal year that begins after November 15, 2007. The Company has no current plan to elect the fair value option, therefore, adoption of this statement is not expected to have any impact on the operating results of the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations”. This statement replaces SFAS No. 141 “Business Combinations,” however it retains the fundamental requirements of SFAS No. 141 in that the acquisition method of accounting (referred to as “purchase method” in SFAS 141) be used for all business combinations. SFAS 141 (revised) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of this statement is not expected to have any effect on the operating results of the Company.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” This statement amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of this statement are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of this statement is not expected to have any effect on the operating results of the Company.

2.	AFFILIATION AND TRANSACTIONS WITH AFFILIATES

Property and Casualty Insurance Subsidiaries

The Company’s three property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual are parties to reinsurance pooling agreements with Employers Mutual (collectively the “pooling agreement”). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool. All premiums, losses, settlement expenses, and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events. The aggregate participation of the Company’s property and casualty insurance subsidiaries is 30 percent.

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

Effective January 1, 2005, the Company’s aggregate participation in the pooling agreement increased from 23.5 percent to 30.0 percent and Employers Mutual’s participation decreased from 65.5 percent to 59.0 percent. In connection with this change in pool participation, the Company’s liabilities increased $115,042,355, invested assets increased $107,801,259 and other assets increased $722,361. The Company reimbursed Employers Mutual $6,518,735 for expenses that were incurred to generate the additional business assumed by the Company, but this expense was offset by an increase in deferred policy acquisition costs. The Company also received $274,963 in interest income from Employers Mutual as the actual cash transfer did not occur until February 15, 2005.

The Company’s wholly-owned subsidiary, Farm and City Insurance Company, discontinued writing direct nonstandard risk automobile insurance business in 2004, but continued to participate in the pooling agreement. Effective December 31, 2007, Farm and City was merged into one of the other property and casualty insurance segment’s subsidiaries, EMCASCO Insurance Company. This merger did not have any impact on the Company’s 30 percent aggregate participation in the pooling agreement.

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

Premiums assumed by the reinsurance subsidiary from Employers Mutual amounted to $71,002,733, $66,268,178 and $92,588,093 in 2007, 2006 and 2005, respectively. The large decline in 2006 is primarily attributed to Employers Mutual’s reduced participation in the MRB pool (see note 3). It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business. Commissions paid by the reinsurance subsidiary to Employers Mutual amounted to $17,386,129, $15,650,305 and $21,508,620 in 2007, 2006 and 2005, respectively.

Effective January 1, 2006, the terms of the quota share agreement between Employers Mutual and the reinsurance subsidiary were revised. The majority of the changes were prompted by the significant amount of hurricane losses retained by Employers Mutual during the severe 2005 hurricane season; however, other changes were made to simplify and clarify the terms and conditions of the quota share agreement. The revised terms of the quota share agreement are as follows: (1) the reinsurance subsidiary’s retention, or cap, on losses assumed per event increased from $1,500,000 to $2,000,000; (2) the cost of the $2,000,000 cap on losses assumed per event is treated as a reduction to premiums written rather than commission expense; (3) the reinsurance subsidiary no longer directly pays for the outside reinsurance protection that Employers Mutual purchases to protect itself from catastrophic losses on the assumed reinsurance business it retains in excess of the cap, and instead pays a higher premium rate (previously accounted for as commission); and (4) the reinsurance subsidiary assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement. For 2007 and 2006, the premium rate paid by the reinsurance subsidiary to Employers Mutual was 10.50 percent of premiums written. The corresponding rate for 2005 was approximately 8.50 percent (4.50 percent override commission rate plus approximately 4.00 percent for the cost of the outside reinsurance protection). The net foreign currency exchange loss assumed by the reinsurance subsidiary in 2007 and 2006 was $512,281 and $61,055, respectively.

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

During 2007 and 2006, Employers Mutual retained 10.5 percent of the gross assumed premiums written subject to cession to the reinsurance subsidiary ($8,329,929 in 2007 and $7,774,480 in 2006) as compensation for the $2,000,000 cap on losses assumed per event. In 2005, the reinsurance subsidiary paid Employers Mutual override commissions of $4,166,464 for the $1,500,000 cap per event, and also paid for 100 percent of the outside reinsurance protection Employers Mutual purchased to protect itself from catastrophic losses on the assumed reinsurance business it retained in excess of the cap, excluding reinstatement premiums. This cost was recorded as a reduction to the premiums received by the reinsurance subsidiary and amounted to $3,695,833 in 2005. The reinsurance subsidiary’s premiums earned for 2006 reflect a reduction of $508,333 associated with the runoff of the unearned premium from the outside reinsurance protection purchased in 2005, which expired on April 30, 2006. Employers Mutual retained losses and settlement expenses under the quota share agreement totaling ($52,664) in 2007, $1,029,236 in 2006 and $28,682,084 in 2005.

Services Provided by Employers Mutual

Employers Mutual provides various services to all of its subsidiaries and affiliates. Such services include data processing, claims, financial, actuarial, legal, auditing, marketing and underwriting. Employers Mutual allocates a portion of the cost of these services to its subsidiaries that do not participate in the pooling agreement based upon a number of criteria, including usage of the services and the number of transactions. The remaining costs are charged to the pooling agreement and each pool participant shares in the total cost in accordance with its pool participation percentage. Costs allocated to the Company by Employers Mutual for services provided to the holding company and its subsidiaries that do not participate in the pooling agreement amounted to $2,314,211, $2,081,688 and $1,829,565 in 2007, 2006 and 2005, respectively. Costs allocated to the Company through the operation of the pooling agreement amounted to $66,646,772, $68,369,409 and $61,486,820 in 2007, 2006 and 2005, respectively.

Investment expenses are based on actual expenses incurred by the Company plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted average of total invested assets and number of investment transactions. Investment expenses allocated to the Company by Employers Mutual amounted to $1,455,808, $1,310,193 and $1,011,370 in 2007, 2006 and 2005, respectively.

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

As of December 31, 2007, reinsurance ceded to two nonaffiliated reinsurers aggregated $19,530,607, which represents a significant portion of the total prepaid reinsurance premiums and reinsurance receivables for losses and settlement expenses. These amounts reflect the property and casualty insurance subsidiaries’ aggregate pool participation percentage of amounts ceded by Employers Mutual to these organizations on a mandatory basis. Credit risk associated with these amounts is minimal, as all companies participating in these organizations are responsible for the liabilities of such organizations on a pro rata basis.

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three years ended December 31, 2007 is presented below.

	Year ended December 31,
	2007	2006	2005
Premiums written
Direct	$ 209,843,738	$ 191,515,607	$ 187,484,611
Assumed from nonaffiliates	3,140,966	3,414,423	4,537,413
Assumed from affiliates	417,765,859	408,950,067	463,777,028
Ceded to nonaffiliates	(25,651,328)	(26,112,282)	(25,080,441)
Ceded to affiliates	(209,843,738)	(191,515,607)	(187,484,611)
Net premiums written	$ 395,255,497	$ 386,252,208	$ 443,234,000

Premiums earned
Direct	$ 203,150,361	$ 188,426,941	$ 186,933,086
Assumed from nonaffiliates	3,343,646	3,697,564	4,455,928
Assumed from affiliates	415,709,061	414,068,427	435,085,847
Ceded to nonaffiliates	(25,993,310)	(26,150,550)	(23,917,029)
Ceded to affiliates	(203,150,361)	(188,426,941)	(186,933,086)
Net premiums earned	$ 393,059,397	$ 391,615,441	$ 415,624,746

Losses and settlement expenses incurred
Direct	$ 107,713,031	$ 95,639,897	$ 137,398,803
Assumed from nonaffiliates	2,332,368	2,545,606	7,082,993
Assumed from affiliates	251,873,620	233,284,454	280,482,249
Ceded to nonaffiliates	(6,366,807)	(7,377,568)	(29,638,749)
Ceded to affiliates	(107,713,031)	(95,639,897)	(137,398,803)
Net losses and settlement
expenses incurred	$ 247,839,181	$ 228,452,492	$ 257,926,493

For 2007 and 2006, premiums written and earned assumed from affiliates, and losses and settlement expenses incurred assumed from affiliates, reflect a reduction in Employers Mutual’s participation in the MRB pool. The board of directors of the MRB pool approved the admission of two new assuming companies to the pool effective January 1, 2006. This reduced Employers Mutual’s participation in the pool from a one-third share to an approximate one-fifth share (one company is only assuming property exposures). The premiums written assumed from affiliates and net premiums written amounts for 2006 also include a negative $3,440,024 portfolio adjustment which serves as an offset to the decrease in unearned premiums recognized in connection with this change in participation.

4.	LIABILITY FOR LOSSES AND SETTLEMENT EXPENSES

The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the Company. Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements.

	Year ended December 31,
	2007	2006	2005
Gross reserves at beginning of year	$548,547,982	$544,051,061	$429,677,302
Re-valuation due to foreign currency exchange rates	(190,027)	-	-
Ceded reserves at beginning of year	(35,608,811)	(42,650,556)	(25,358,320)
Net reserves at beginning of year,
before adjustment	512,749,144	501,400,505	404,318,982

Adjustment to beginning reserves due to
change in pool participation	-	-	78,818,305
Net reserves at beginning of year,
after adjustment	512,749,144	501,400,505	483,137,287

Incurred losses and settlement expenses
Provision for insured events of the
current year	286,577,209	270,368,747	273,334,396
Decrease in provision for
insured events of prior years	(38,738,028)	(41,916,255)	(15,407,903)
Total incurred losses and
settlement expenses	247,839,181	228,452,492	257,926,493

Payments
Losses and settlement expenses
attributable to insured events of the
current year	104,196,419	92,061,399	99,998,372
Losses and settlement expenses
attributable to insured events of
prior years	137,265,209	125,042,454	139,664,903
Total payments	241,461,628	217,103,853	239,663,275

Net reserves at end of year	519,126,697	512,749,144	501,400,505
Ceded reserves at end of year	31,878,286	35,608,811	42,650,556
Gross reserves at end of year, before
foreign currency re-valuation	551,004,983	548,357,955	544,051,061
Re-valuation due to foreign currency exchange rates	597,023	190,027	-
Gross reserves at end of year	$551,602,006	$548,547,982	$544,051,061

Underwriting results of the Company are significantly influenced by the estimates of loss and settlement expense reserves. Changes in reserve estimates are reflected in operating results in the year such changes are recorded. Both the property and casualty insurance and reinsurance segments experienced favorable development on prior years’ reserves in all three years presented.

2007 Development

For the property and casualty insurance segment, the December 31, 2007 estimate of loss and settlement expense reserves for accident years 2006 and prior decreased $27,976,811 from the estimate at December 31, 2006. This decrease represents 6.8 percent of the December 31, 2006 gross carried reserves and is primarily attributed to the final settlement of closed claims.

For the reinsurance segment, the December 31, 2007 estimate of loss and settlement expense reserves for accident years 2006 and prior decreased $10,761,217 from the estimate at December 31, 2006. This decrease represents 7.8 percent of the December 31, 2006 gross carried reserves and is largely attributed to the 2004, 2005 and 2006 accident years in the HORAD book of business.

2006 Development

For the property and casualty insurance segment, the December 31, 2006 estimate of loss and settlement expense reserves for accident years 2005 and prior decreased $32,255,312 from the estimate at December 31, 2005. This decrease represents 7.9 percent of the December 31, 2005 gross carried reserves and is primarily attributed to the final settlement of closed claims.

For the reinsurance segment, the December 31, 2006 estimate of loss and settlement expense reserves for accident years 2005 and prior decreased $9,660,943 from the estimate at December 31, 2005. This decrease represents 7.2 percent of the December 31, 2005 gross carried reserves and is largely attributed to the 2004 and 2005 accident years in the HORAD book of business.

2005 Development

For the property and casualty insurance segment, the December 31, 2005 estimate of loss and settlement expense reserves for accident years 2004 and prior decreased $14,808,375 from the estimate at December 31, 2004. This decrease represents 4.8 percent of the December 31, 2004 gross carried reserves and is primarily attributed to downward development of individual case loss reserves and settlement expense reserves. In addition, during the fourth quarter the Company reallocated a portion of a bulk case loss reserve carried in the workers’ compensation line of business to various components of the loss and settlement expense reserve for the other liability line of business (IBNR, asbestos and settlement expense) and eliminated the remainder, resulting in $2,145,000 of favorable development.

For the reinsurance segment, the December 31, 2005 estimate of loss and settlement expense reserves for accident years 2004 and prior decreased $599,528 from the estimate at December 31, 2004. This decrease represents 0.5 percent of the December 31, 2004 gross carried reserves and is attributed to the HORAD book of business.

5.	ASBESTOS AND ENVIRONMENTAL RELATED CLAIMS

The Company has exposure to asbestos and environmental related claims associated with the insurance business written by the parties to the pooling agreement and the reinsurance business assumed from Employers Mutual by the reinsurance subsidiary. These exposures are not considered to be significant. Asbestos and environmental losses paid by the Company have averaged only $424,258 per year over the past five years. Reserves for asbestos and environmental related claims for direct insurance and assumed reinsurance business totaled $7,433,535 and $7,288,116 ($7,400,162 and $7,288,116 net of reinsurance) at December 31, 2007 and 2006, respectively.

At present, the Company is defending approximately 600 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs. Four former policyholders and one current policyholder dominate the Company’s asbestos claims. Most of these defenses are subject to express reservation of rights based upon the lack of an injury within the Company’s policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury. During 2003, the Company was presented with several hundred lawsuits (primarily multi-plaintiff lawsuits) filed against three former policyholders representing approximately 66,500 claims related to exposure to asbestos or products containing asbestos. These claims are based upon nonspecific asbestos exposure and nonspecific injuries. As a result, management did not establish a significant amount of case loss reserves associated with these claims. During 2006 and 2007, several of the multi-plaintiff lawsuits (including the vast majority of those associated with one former policyholder) were dismissed. As of December 31, 2007, approximately 5,000 of the claims remained open. During 2006, the Company received notice that another former insured was a named defendant in approximately 33,000 claims nationwide. As of December 31, 2007, approximately 27,000 of these claims remained open. To date, actual losses paid have been minimal due to the plaintiffs’ failure to identify an exposure to any asbestos-containing product associated with the Company’s policyholders. Defense costs, on the other hand, are more significant due to the large number of parties involved in the litigation and the length of time required to obtain a favorable judgment. Whenever possible, the Company has participated in cost sharing agreements with other insurance companies to reduce overall asbestos claim expenses. The Company believes its settlement expense reserve adequately provides for these projected expenses.

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

The Company’s insurance subsidiaries are required to file financial statements with state regulatory authorities. The accounting principles used to prepare these statutory financial statements follow prescribed or permitted accounting practices that differ from GAAP. Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the National Association of Insurance Commissioners (NAIC). Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile. The Company’s insurance subsidiaries had no permitted accounting practices during 2007, 2006 and 2005.

Statutory surplus of the Company’s insurance subsidiaries was $344,259,890 and $310,279,721 at December 31, 2007 and 2006, respectively. Statutory net income of the Company’s insurance subsidiaries was $47,304,097, $57,701,796 and $40,736,759 for 2007, 2006 and 2005, respectively.

The NAIC utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty. This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 2007, the Company’s insurance subsidiaries had total adjusted statutory capital of $344,259,890, which is well in excess of the minimum risk-based capital requirement of $55,525,713.

The amount of retained earnings of the Company’s insurance subsidiaries available for distribution as dividends are limited by law to a percentage of the statutory unassigned surplus of each of the subsidiaries as of the previous December 31, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the state of domicile of each subsidiary. Subject to this limitation, the maximum dividend that may be paid within a 12 month period without prior approval of the insurance regulatory authorities is generally restricted to the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. At December 31, 2007, $46,778,786 was available for distribution to the Company in 2008 without prior approval.

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

Summarized financial information for the Company’s segments is as follows:

	Property and
Year ended	casualty		Parent
December 31, 2007	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 320,836,066	$ 72,223,331	$ -	$ 393,059,397

Underwriting gain	2,189,628	7,337,633	-	9,527,261
Net investment income	36,000,281	12,267,193	214,513	48,481,987
Realized investment gains	3,460,933	262,856	-	3,723,789
Other income	544,422	-	-	544,422
Interest expense	772,500	338,969	-	1,111,469
Other expenses	776,020	519,771	951,510	2,247,301
Income (loss) before income
tax expense (benefit)	$ 40,646,744	$ 19,008,942	$ (736,997)	$ 58,918,689

Assets	$ 938,521,914	$ 262,548,077	$ 360,915,377	$ 1,561,985,368
Eliminations	-	-	(358,953,822)	(358,953,822)
Reclassifications	(12,107)	(306,297)	-	(318,404)
Net assets	$ 938,509,807	$ 262,241,780	$ 1,961,555	$ 1,202,713,142

	Property and
Year ended	casualty		Parent
December 31, 2006	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 318,416,718	$ 73,198,723	$ -	$ 391,615,441

Underwriting gain	22,401,468	5,513,241	-	27,914,709
Net investment income	34,310,739	12,116,726	264,464	46,691,929
Realized investment gains	4,026,538	225,751	-	4,252,289
Other income	526,617	-	-	526,617
Interest expense	772,500	339,900	-	1,112,400
Other expenses	1,065,324	61,055	781,383	1,907,762
Income (loss) before income
tax expense (benefit)	$ 59,427,538	$ 17,454,763	$ (516,919)	$ 76,365,382

Assets	$ 925,982,451	$ 274,017,436	$ 308,492,536	$ 1,508,492,423
Eliminations	-	-	(302,723,950)	(302,723,950)
Reclassifications	-	(94,816)	485,085	390,269
Net assets	$ 925,982,451	$ 273,922,620	$ 6,253,671	$ 1,206,158,742

	Property and
Year ended	casualty		Parent
December 31, 2005	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 321,164,542	$ 94,460,204	$ -	$ 415,624,746

Underwriting gain	9,184,117	8,513,282	-	17,697,399
Net investment income	29,694,641	10,783,434	218,168	40,696,243
Realized investment gains (losses)	3,803,585	36,205	(5,625)	3,834,165
Other income	656,846	-	-	656,846
Interest expense	772,500	339,900	-	1,112,400
Other expenses	821,511	-	840,920	1,662,431
Income (loss) before income
tax expense (benefit)	$ 41,745,178	$ 18,993,021	$ (628,377)	$ 60,109,822

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three years ended December 31, 2007, by line of insurance.

	Year ended December 31,
	2007	2006	2005
Property and casualty insurance segment
Commercial lines:
Automobile	$ 71,707,064	$ 71,467,542	$ 72,417,154
Property	61,800,450	61,428,919	60,284,142
Workers' compensation	63,198,459	60,393,515	61,986,051
Liability	71,135,884	69,499,230	66,030,019
Other	8,562,606	8,221,362	7,226,321
Total commercial lines	276,404,463	271,010,568	267,943,687

Personal lines:
Automobile	23,462,308	25,118,055	29,457,545
Property	20,320,952	21,656,438	23,161,197
Liability	648,343	631,657	602,113
Total personal lines	44,431,603	47,406,150	53,220,855
Total property and casualty insurance	$ 320,836,066	$ 318,416,718	$ 321,164,542

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$ 9,940,681	$ 10,900,235	$ 19,156,254
Property	14,894,538	13,087,674	16,620,046
Crop	3,741,830	4,259,551	3,969,105
Casualty	1,725,814	1,435,813	1,001,623
Marine/Aviation	478,684	2,962,231	7,224,739
Total pro rata reinsurance	30,781,547	32,645,504	47,971,767

Excess-of-loss reinsurance:
Property	30,281,252	28,071,206	30,465,005
Casualty	11,166,094	12,452,208	16,069,819
Surety	(5,562)	29,805	(46,387)
Total excess-of-loss reinsurance	41,441,784	40,553,219	46,488,437
Total reinsurance	$ 72,223,331	$ 73,198,723	$ 94,460,204

Consolidated	$ 393,059,397	$ 391,615,441	$ 415,624,746

8.	INVESTMENTS

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

The amortized cost and estimated fair value of securities held-to-maturity and available-for-sale as of December 31, 2007 and 2006 are as follows.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
December 31, 2007	cost	gains	losses	fair value
Securities held-to-maturity:
Fixed maturity securities:
Mortgage-backed securities	$ 636,969	$ 51,759	$ -	$ 688,728
Total securities held-to-maturity	$ 636,969	$ 51,759	$ -	$ 688,728

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury securities	$ 4,723,156	$ 259,891	$ -	$ 4,983,047
U.S. government-sponsored agencies	448,848,928	4,515,757	12,500	453,352,185
Obligations of states and
political subdivisions	250,021,827	9,639,535	32,587	259,628,775
Mortgage-backed securities	10,240,502	202,895	12,639	10,430,758
Public utilities	6,002,621	350,413	-	6,353,034
Debt securities issued by
foreign governments	6,756,377	137,978	-	6,894,355
Corporate securities	98,734,172	3,948,154	76,528	102,605,798
Total fixed maturity securities	825,327,583	19,054,623	134,254	844,247,952

Equity securities:
Common stocks	73,847,545	44,406,455	685,974	117,568,026
Non-redeemable preferred stocks	24,000,000	240,000	2,380,300	21,859,700
Total equity securities	97,847,545	44,646,455	3,066,274	139,427,726
Total securities
available-for-sale	$ 923,175,128	$ 63,701,078	$ 3,200,528	$ 983,675,678

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
December 31, 2006	cost	gains	losses	fair value
Securities held-to-maturity:
Fixed maturity securities:
U.S. government-sponsored agencies	$ 4,996,845	$ 46,386	$ -	$ 5,043,231
Mortgage-backed securities	683,115	42,572	-	725,687
Total securities held-to-maturity	$ 5,679,960	$ 88,958	$ -	$ 5,768,918

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury securities	$ 21,385,036	$ 256,543	$ -	$ 21,641,579
U.S. government-sponsored agencies	406,027,449	73,405	5,598,414	400,502,440
Obligations of states and
political subdivisions	258,311,579	11,011,346	8,920	269,314,005
Mortgage-backed securities	18,316,236	880,460	93,506	19,103,190
Public utilities	6,003,305	329,532	-	6,332,837
Debt securities issued by
foreign governments	6,904,081	71,495	17,930	6,957,646
Corporate securities	97,836,950	3,309,417	491,693	100,654,674
Total fixed maturity securities	814,784,636	15,932,198	6,210,463	824,506,371

Equity securities:
Common stocks	68,589,044	35,609,868	462,732	103,736,180
Non-redeemable preferred stocks	8,500,000	291,300	-	8,791,300
Total equity securities	77,089,044	35,901,168	462,732	112,527,480
Total securities
available-for-sale	$ 891,873,680	$ 51,833,366	$ 6,673,195	$ 937,033,851

       The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of December 31, 2007 and 2006, listed by length of time the securities have been in an unrealized loss position.

December 31, 2007	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	value	losses	value	losses	value	losses
U.S. government-sponsored
agencies	$ 4,987,500	$ 12,500	$ -	$ -	$ 4,987,500	$ 12,500
Obligations of states and
political subdivisions	3,091,035	32,587	-	-	3,091,035	32,587
Mortgage-backed securities	-	-	2,985,020	12,639	2,985,020	12,639
Corporate securities	-	-	12,546,437	76,528	12,546,437	76,528
Subtotal, fixed
maturity securities	8,078,535	45,087	15,531,457	89,167	23,609,992	134,254
Common stocks	19,871,014	685,974	-	-	19,871,014	685,974
Non-redeemable preferred
stocks	11,619,700	2,380,300	-	-	11,619,700	2,380,300
Subtotal, equity
securities	31,490,714	3,066,274	-	-	31,490,714	3,066,274
Total temporarily
impaired securities	$ 39,569,249	$ 3,111,361	$ 15,531,457	$ 89,167	$ 55,100,706	$ 3,200,528

December 31, 2006	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	value	losses	value	losses	value	losses
U.S. government-sponsored
agencies	$ 78,201,617	$ 398,385	$304,240,856	$ 5,200,029	$382,442,473	$ 5,598,414
Obligations of states and
political subdivisions	3,042,105	8,920	-	-	3,042,105	8,920
Mortgage-backed securities	-	-	8,037,355	93,506	8,037,355	93,506
Debt securities issued by
foreign governments	5,887,238	17,930	-	-	5,887,238	17,930
Corporate securities	6,201,430	23,085	23,742,423	468,608	29,943,853	491,693
Subtotal, fixed
maturity securities	93,332,390	448,320	336,020,634	5,762,143	429,353,024	6,210,463
Common stocks	14,207,805	462,732	-	-	14,207,805	462,732
Total temporarily
impaired securities	$107,540,195	$ 911,052	$336,020,634	$ 5,762,143	$443,560,829	$ 6,673,195

Unrealized losses on fixed maturity securities totaled $134,254 at December 31, 2007. The unrealized losses on U.S. government-sponsored agencies, obligations of states and political subdivisions, and mortgage-backed securities were all primarily caused by an increase in interest rates. The unrealized losses on corporate securities at December 31, 2007 include $55,880 of unrealized losses on three financial services fixed maturity securities (Chase Manhattan Corporation, 1st National Bank Charlotte, and Comerica Bank). None of these securities are considered non-investment grade by credit rating agencies. Because the Company has both the ability and intent to hold these fixed maturity securities until maturity, it was determined that the carrying value of these securities was not “other-than-temporarily” impaired at December 31, 2007.

The unrealized losses on common and preferred stocks at December 31, 2007 are not concentrated in a particular sector or an individual security. The Company believes the unrealized losses on common and preferred stocks are primarily due to general fluctuations in the equity markets and do not consider these securities to be “other-than-temporarily” impaired at December 31, 2007.

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value
Securities held-to-maturity:
Due in one year or less	$ -	$ -
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	636,969	688,728
Totals	$ 636,969	$ 688,728

Securities available-for-sale:
Due in one year or less	$ 7,050,725	$ 7,085,097
Due after one year through five years	169,221,201	172,316,492
Due after five years through ten years	193,388,987	194,780,539
Due after ten years	445,426,168	459,635,066
Mortgage-backed securities	10,240,502	10,430,758
Totals	$ 825,327,583	$ 844,247,952

The mortgage-backed securities shown in the above tables include $4,429,128 of securities issued by government corporations and agencies. Investment yields may vary from those anticipated due to changes in the prepayment patterns of the underlying collateral.

A summary of realized investment gains and losses is as follows:

	Year ended December 31,
	2007	2006	2005
Fixed maturity securities
held-to-maturity: (1)
Gross realized investment gains	$ 2,825	$ -	$ -
Gross realized investment losses	-	-	-

Fixed maturity securities
available-for-sale:
Gross realized investment gains	217,805	489,813	1,037,489
Gross realized investment losses	-	-	(5,625)

Equity securities
available-for-sale:
Gross realized investment gains	8,369,378	7,751,897	5,245,640
Gross realized investment losses	(3,589,641)	(3,239,567)	(2,443,339)
"Other-than-temporary" impairments	(1,276,578)	(749,854)	-
Totals	$ 3,723,789	$ 4,252,289	$ 3,834,165

(1)     Investment gains realized on fixed maturity securities held-to-maturity are the result of calls and prepayments.

The equity securities “other-than-temporary” impairments include the write-down of 14 equity securities for the year ended December 31, 2007 and 12 equity securities for the year ended December 31, 2006.

A summary of net investment income is as follows:

	Year ended December 31,
	2007	2006	2005
Interest on fixed maturities	$ 47,127,235	$ 45,119,600	$ 38,692,057
Dividends on equity securities	2,475,860	1,871,420	1,188,617
Interest on short-term investments	316,674	789,114	1,428,903
Interest on long-term investments	102,208	383,195	548,393
Fees from securities lending	160,560	41,408	47,368
Total investment income	50,182,537	48,204,737	41,905,338
Investment expenses	(1,700,550)	(1,512,808)	(1,209,095)
Net investment income	$ 48,481,987	$ 46,691,929	$ 40,696,243

A summary of net changes in unrealized holding gains (losses) on securities available-for-sale is as follows:

	Year ended December 31,
	2007	2006	2005
Fixed maturity securities	$ 9,198,634	$ (2,566,988)	$ (11,574,684)
Applicable deferred income tax benefit	3,219,523	(898,447)	(4,051,140)
Total fixed maturity securities	5,979,111	(1,668,541)	(7,523,544)

Equity securities	6,141,745	8,211,019	8,123,957
Applicable deferred income tax benefit	2,149,610	2,873,858	2,843,384
Total equity securities	3,992,135	5,337,161	5,280,573
Total available-for-sale securities	$ 9,971,246	$ 3,668,620	$ (2,242,971)

9.	INCOME TAXES

Temporary differences between the consolidated financial statement carrying amount and tax basis of assets and liabilities that give rise to significant portions of the deferred income tax asset at December 31, 2007 and 2006 are as follows:

	Year ended December 31,
	2007	2006
Loss reserve discounting	$ 20,539,636	$ 22,326,460
Unearned premium reserve limitation	10,905,126	10,674,281
Retirement benefits	5,596,444	7,397,855
Other policyholders' funds payable	2,895,615	2,562,188
Other, net	2,365,287	2,322,783
Total deferred income tax asset	42,302,108	45,283,567
Deferred policy acquisition costs	(12,140,731)	(11,781,843)
Net unrealized holding gains on investment securities	(21,175,193)	(15,806,060)
Retirement benefits	(5,969,072)	(4,082,963)
Other, net	(1,334,515)	(1,209,560)
Total deferred income tax liability	(40,619,511)	(32,880,426)
Net deferred income tax asset	$ 1,682,597	$ 12,403,141

Based upon anticipated future taxable income and consideration of all other available evidence, management believes that it is “more likely than not” that the Company’s net deferred income tax asset will be realized.

The actual income tax expense for the years ended December 31, 2007, 2006 and 2005 differed from the “expected” income tax expense for those years (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Year ended December 31,
	2007	2006	2005
Computed "expected" income tax expense	$20,621,541	$ 26,727,884	$ 21,038,438
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(4,277,856)	(4,329,114)	(4,388,849)
Proration of tax-exempt interest and
dividends received deduction	732,062	717,217	685,417
Other, net	(635,093)	(297,709)	(234,229)
Income tax expense	$16,440,654	$ 22,818,278	$ 17,100,777

Comprehensive income tax expense included in the consolidated financial statements for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Year ended December 31,
	2007	2006	2005
Income tax expense (benefit) on:
Operations	$ 16,440,654	$ 22,818,278	$ 17,100,777
Change in unrealized holding gains (losses) on
investment securities	5,369,133	1,975,411	(1,207,756)
Adjustment for retirement benefit plans:
Pension plans	1,343,840	-	-
Postretirement benefit plans	2,993,875	-	-
Minimum pension liability	-	92,688	(116,015)
Comprehensive income tax expense	26,147,502	24,886,377	15,777,006
Adjustment for adoption of SFAS No. 158:
Pension plans	-	(1,623,653)	-
Postretirement benefit plans	-	(732,595)	-
Income tax expense reflected in accumulated
other comprehensive income	$ 26,147,502	$ 22,530,129	$ 15,777,006

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

Management of the Company carefully reviewed all individually significant tax positions during 2007 and concluded that the recording of any obligation related to an uncertain tax position under FIN 48 was not warranted. During 2007, the Company recognized a $34,736 underpayment penalty relating to its December 31, 2006 U.S. federal tax return. The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during 2007. It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files U.S. federal tax returns, along with various states income tax returns. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2004.

10.	SURPLUS NOTES

The Company’s property and casualty insurance subsidiaries issued surplus notes totaling $25,000,000 and the reinsurance subsidiary issued $11,000,000 of surplus notes to Employers Mutual. On December 31, 2007, the reinsurance subsidiary redeemed its $11,000,000 of surplus notes, along with accrued interest. The surplus notes carried an annual interest rate of 3.09 percent through 2007 and do not have a maturity date. The Inter-Company Committees of the Company and Employers Mutual approved an increase in the interest rate on the outstanding notes to 3.60 percent effective February 1, 2008, subject to regulatory approval. A review of the interest rate on the surplus notes will be conducted by the Inter-Company Committees every five years. Payment of interest and repayment of principal can only be made out of each subsidiary’s statutory surplus earnings and is subject to approval by the issuing company’s state of domicile. The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the subsidiaries. Interest expense on surplus notes amounted to $1,111,469 for 2007 and $1,112,400 for 2006 and 2005.

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

Employers Mutual’s pension plan covers substantially all of its employees. The plan is funded by employer contributions and provides benefits under two different formulas, depending on an employee’s age and date of service. Benefits generally vest after five years of service or the attainment of 55 years of age. It is Employers Mutual’s funding policy to make contributions that meet minimum regulatory requirements plus additional amounts as determined by management.

Effective January 1, 2008, benefits will vest after three years of service or the attainment of 55 years of age. This change in the vesting requirement, which is reflected as a plan amendment at December 31, 2007, increased the pension benefit obligation of the plan by $307,631 ($92,026 as the Company’s portion).

Employers Mutual’s supplemental retirement plan provides retirement benefits for a select group of management and highly-compensated employees. This plan enables select employees to receive retirement benefits without the limit on compensation imposed on qualified defined benefit pension plans by the Internal Revenue Service and to recognize elective deferrals of compensation under any non-qualified deferred compensation plans. The plan is unfunded and benefits generally vest after five years of service (three years beginning January 1, 2008).

Employers Mutual also offers postretirement benefit plans which provide certain health care and life insurance benefits for retired employees. Substantially all of its employees may become eligible for those benefits if they reach normal retirement age and have attained the required length of service while working for Employers Mutual. The health care postretirement plan requires contributions from participants and contains certain cost sharing provisions such as coinsurance and deductibles. The life insurance plan is noncontributory. The benefits provided under both plans are subject to change.

Employers Mutual maintains a Voluntary Employee Beneficiary Association (VEBA) trust which accumulates funds for the payment of postretirement health care and life insurance benefits. Contributions to the VEBA trust are used to fund the accumulated postretirement benefit obligation, as well as pay current year benefits.

Effective January 1, 2008, Employers Mutual increased the minimum retirement age and length of service requirements to receive the full employer contribution amount in the postretirement health care benefit plan. This change did not affect current retirees. The Company also increased the level of coverage and service requirements for its postretirement life insurance benefit plan. These changes, which are reflected as plan amendments at December 31, 2007, decreased the postretirement benefits obligation by $23,656,946 ($6,487,939 as the Company’s portion).

The following table sets forth the funded status of Employers Mutual’s pension and postretirement benefit plans as of December 31, 2007 and 2006, based upon a measurement date of November 1, 2007 and 2006, respectively:

	Pension plans		Postretirement benefit plans
	2007	2006	2007	2006
Change in projected benefit obligation:
Benefit obligation at beginning of year	$158,096,519	$ 153,485,247	$ 87,962,900	$ 87,036,444
Service cost	8,519,444	8,508,066	4,828,864	4,979,577
Interest cost	8,685,931	8,470,280	4,996,419	4,945,590
Actuarial gain	(1,643,631)	(3,149,071)	(6,940,513)	(7,241,098)
Benefits paid	(10,411,080)	(9,218,003)	(1,775,752)	(1,757,613)
Plan amendments	307,631	-	(23,656,946)	-
Projected benefit obligation at end
of year	163,554,814	158,096,519	65,414,972	87,962,900

Change in plan assets:
Fair value of plan assets at beginning
of year	177,988,199	139,021,514	29,251,789	23,141,386
Actual return on plan assets	23,763,608	20,349,413	2,549,442	2,318,016
Employer contributions	3,674,605	27,835,275	4,200,000	5,550,000
Benefits paid	(10,411,080)	(9,218,003)	(1,775,752)	(1,757,613)
Fair value of plan assets at end
of year	195,015,332	177,988,199	34,225,479	29,251,789

Funded status	31,460,518	19,891,680	(31,189,493)	(58,711,111)
Employer contributions	-	-	500,000	900,000
Net amount recognized	$ 31,460,518	$ 19,891,680	$ (30,689,493)	$ (57,811,111)

The accumulated benefit obligation for the pension plans amounted to $142,744,894 and $130,839,570 at December 31, 2007 and 2006, respectively.

The following tables set forth the amounts recognized in the Company’s financial statements as a result of the property and casualty subsidiaries’ aggregate 30 percent participation in the pooling agreement and amounts allocated to the reinsurance subsidiary as of December 31, 2007 and 2006:

Amounts recognized in the Company’s consolidated balance sheets:

	Pension plans		Postretirement benefit plans
	2007	2006	2007	2006
Defined benefit retirement plan,
prepaid asset	$ 11,451,758	$ 7,836,958	$ -	$ -
Employee retirement plans, liability	(2,101,797)	(1,913,986)	(8,416,554)	(15,786,386)
Net amount recognized	$ 9,349,961	$ 5,922,972	$ (8,416,554)	$ (15,786,386)

Amounts recognized in the Company’s consolidated balance sheets under the caption “accumulated other comprehensive income”:

	Pension plans		Postretirement benefit plans
	2007	2006	2007	2006
Net actuarial loss	$ (171,737)	$ (3,971,363)	$ (27,140)	$ (2,093,129)
Prior service (cost) credit	(694,376)	(734,292)	6,487,939	-
Net amount recognized	$ (866,113)	$ (4,705,655)	$ 6,460,799	$ (2,093,129)

During 2008, the Company will amortize $59,382 of the net actuarial loss and $137,391 of the prior service cost associated with the pension plans into net periodic benefit cost. In addition, the Company will amortize $619,217 of the prior service cost credit associated with the postretirement benefit plans into net periodic postretirement benefit cost in 2008, however, none of the net actuarial loss will be amortized into net periodic postretirement benefit cost during 2008 since the total is less than the minimum required for amortization.

Amounts recognized in the Company’s consolidated statements of other comprehensive income:

	Pension plans		Postretirement benefit plans
	2007	2006	2007	2006
Net actuarial gain	$ 3,799,626	$ -	$ 2,065,989	$ -
Prior service credit	39,916	-	6,487,939	-
Minimum liability	-	264,823	-	-
Net amount recognized	$ 3,839,542	$ 264,823	$ 8,553,928	$ -

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets of Employers Mutual’s Supplemental Retirement Plan as of December 31, 2007 and 2006 were as follows:

	Year ended December 31,
	2007	2006
Projected benefit obligation	$ 6,821,117	$ 6,291,925
Accumulated benefit obligation	4,757,019	3,735,518
Fair value of plan assets	-	-

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Year ended December 31,
	2007	2006	2005
Pension plans:
Service cost	$ 8,519,444	$ 8,508,066	$ 7,746,512
Interest cost	8,685,931	8,470,280	8,165,245
Expected return on plan assets	(12,896,891)	(10,015,275)	(8,883,028)
Amortization of net actuarial loss	190,365	1,179,058	1,137,354
Amortization of prior service costs	439,727	442,887	447,455
Net periodic pension benefit cost	$ 4,938,576	$ 8,585,016	$ 8,613,538

Postretirement benefit plans:
Service cost	$ 4,828,864	$ 4,979,577	$ 4,159,926
Interest cost	4,996,419	4,945,590	4,075,046
Expected return on plan assets	(1,923,728)	(1,341,744)	(1,089,129)
Amortization of net actuarial loss	-	680,507	40,091
Net periodic postretirement benefit cost	$ 7,901,555	$ 9,263,930	$ 7,185,934

Net periodic pension benefit cost allocated to the Company amounted to $1,514,136, $2,641,361 and $2,649,234 in 2007, 2006 and 2005, respectively. Net periodic postretirement benefit cost allocated to the Company for the years ended December 31, 2007, 2006 and 2005 was $2,267,348, $2,656,023 and $2,050,172, respectively.

The weighted-average assumptions used to measure the benefit obligations are as follows:

	Year ended December 31,
	2007	2006
Pension plans:
Discount rate	6.00%	5.75%
Rate of compensation increase:
Defined benefit retirement plan	4.73%	4.73%
Supplemental retirement plan	4.68%	4.73%

Postretirement benefit plans:
Discount rate	6.25%	5.75%

The weighted-average assumptions used to measure the net periodic benefit cost are as follows:

	Year ended December 31,
	2007	2006	2005
Pension plans:
Discount rate	5.75%	5.75%	6.00%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase :
Defined benefit retirement plan	4.73%	4.76%	4.81%
Supplemental retirement plan	4.73%	4.80%	4.80%

Postretirement benefit plans:
Discount rate	5.75%	5.75%	6.00%
Expected long-term rate of return on plan assets	6.00%	5.00%	5.00%

The expected long-term rates of return on plan assets were developed considering actual historical results, current and expected market conditions, plan asset mix and management’s investment strategy.

	Year ended December 31,
Assumed health care cost trend rate:	2007	2006
Health care cost trend rate assumed for next year	10.00%	11.00%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012

The assumed health care cost trend rate has a significant effect on the service and interest cost components of the net periodic benefit cost and the benefit obligation reported for the postretirement benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

One-percentage-point
	Increase	Decrease
Effect on total of service and interest cost	$ 1,943,015	$ (1,527,081)
Effect on postretirement benefit obligation	$ 8,607,924	$ (7,005,464)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plans over the next ten years:

		Postretirement benefits
	Pension benefits	Gross	Medicare subsidy	Net
2008	$ 14,296,987	$ 3,135,251	$ 327,905	$ 2,807,346
2009	13,176,987	3,486,671	385,660	3,101,011
2010	13,766,987	3,829,089	450,565	3,378,524
2011	14,906,987	4,096,360	523,439	3,572,921
2012	16,820,000	4,324,618	596,067	3,728,551
2013 - 2017	88,750,000	24,911,875	4,042,539	20,869,336

The weighted-average asset allocation of Employers Mutual’s defined benefit retirement plan as of the measurement dates of November 1, 2007 and 2006 are as follows:

	Plan assets at November 1,
Asset category:	2007	2006
Equity securities	72.0%	67.0%
Debt securities	19.0%	24.0%
Real estate	9.0%	9.0%
Total	100.0%	100.0%

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

The weighted-average asset allocation of Employers Mutual’s VEBA trust that is used to fund the postretirement benefit plans as of the measurement dates of November 1, 2007 and 2006 are as follows:

	Plan assets at November 1,
Asset category:	2007	2006
Life insurance policies	33.1%	37.5%
Short-term investments	10.8%	5.1%
Equity securities	31.6%	31.3%
Debt securities	24.5%	26.1%
Total	100.0%	100.0%

Plan assets in Employers Mutual’s VEBA trust are primarily invested in universal life insurance policies issued by EMC National Life Company, an affiliate of Employers Mutual. The assets supporting these universal life insurance policies are invested in S&P 500 mutual funds and debt securities and have a guaranteed interest rate of 4.5 percent.

Employers Mutual plans to contribute approximately $4,400,000 to the pension plan and $2,700,000 to the VEBA trust in 2008.

The Company participates in several other retirement plans sponsored by Employers Mutual, including its 401(k) Plan and Board and Executive Non-Qualified Excess Plan. The Company’s share of expenses for these plans amounted to $2,015,481, $1,409,914 and $1,064,546 in 2007, 2006 and 2005, respectively.

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

Incentive Stock Option Plans

Employers Mutual maintains two separate incentive stock option plans for the benefit of officers and key employees of Employers Mutual and its subsidiaries. A total of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the 1993 Employers Mutual Casualty Company Incentive Stock Option Plan (1993 Plan) and a total of 1,500,000 shares have been reserved for issuance under the 2003 Employers Mutual Casualty Company Incentive Stock Option Plan (2003 Plan).

The 1993 Plan and the 2003 Plan provide for awards of incentive stock options and both plans have a ten-year time limit for granting options. Options can no longer be granted under the 1993 Plan and no additional options will be granted under the 2003 Plan as Employers Mutual recently implemented a new stock incentive plan. Options granted under the 1993 Plan and 2003 Plan have a vesting period of two, three, four or five years with options becoming exercisable in equal annual cumulative increments. Option prices cannot be less than the fair value of the common stock on the date of grant.

On June 1, 2007, the Company registered 2,000,000 shares of the Company’s common stock for use in the 2007 Employers Mutual Casualty Company Stock Incentive Plan (2007 Plan). The 2007 Plan provides for the awarding of performance shares, performance units, and other stock-based awards, in addition to qualified (incentive) and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units. The 2007 Plan provides for a ten-year time limit for granting awards. Officers, key employees and non-employee directors of Employers Mutual and its subsidiaries and affiliates, as well as certain agents, may participate in the plan.

The Senior Executive Compensation and Stock Option Committee (the “Committee”) of Employers Mutual’s Board of Directors (the “Board”) grants the awards and is the administrator of the plans. The Company’s Compensation Committee must consider and approve all awards granted to the Company’s senior executive officers.

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method, which requires compensation expense to be recorded for all options granted after the date of adoption, as well as for existing options for which the requisite service has not been rendered as of the date of adoption. The modified-prospective method does not require restatement of prior periods to reflect the impact of SFAS 123(R). There was no initial change to net income or stockholders’ equity upon the adoption of SFAS 123(R). Under the provisions of SFAS 123(R), the Company recognized compensation expense of $200,941 (gross and net of tax) during 2007 related to stock options granted in 2007 and the vesting of options granted in 2002 through 2006, and $178,439 (gross and net of tax) during 2006 related to the stock options granted in 2006 and the vesting of options granted in 2001 through 2005.

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

During 2007, 117,250 options were granted under the 2003 Plan to eligible participants at a price of $25.455 and 40,825 options were exercised under the plans at prices ranging from $9.25 to $24.60. A summary of the activity under Employers Mutual’s incentive stock option plans for 2007, 2006 and 2005 is as follows:

	Year ended December 31,
	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Options	price	Options	price	Options	price
Outstanding, beginning of year	741,718	$ 19.23	733,999	$ 16.50	583,538	$ 14.34
Granted	117,250	25.46	188,175	24.60	255,200	19.35
Exercised	(40,825)	14.25	(155,519)	12.98	(96,173)	11.10
Expired	(2,875)	24.71	(9,290)	17.90	(8,566)	15.16
Surrendered	-	-	(15,647)	18.58	-	-
Outstanding, end of year	815,268	$ 20.35	741,718	$ 19.23	733,999	$ 16.50

Exercisable, end of year	360,064	$ 17.49	263,140	$ 15.26	332,459	$ 13.18

The weighted average fair value of options granted in 2007, 2006 and 2005 amounted to $3.78, $3.93 and $4.57, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted-average assumptions:

	Year ended December 31,
	2007	2006	2005
Dividend yield	2.67%	2.60%	3.10%
Expected volatility	22.2% - 31.4%	18.5% - 23.5%	26.10%
Weighted-average volatility	25.66%	22.60%	26.10%
Risk-free interest rate	4.32% - 5.01%	4.45% - 4.72%	4.21%
Expected term (years)	0.25 - 6.25	0.25 - 6.20	6.60

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

At December 31, 2007, the Company’s portion of the unrecognized compensation cost associated with option awards issued under Employers Mutual’s incentive stock option plans that are not currently vested was $365,578, with a 1.47 year weighted-average period over which the compensation expense is expected to be recognized. A summary of non-vested option activity under Employers Mutual’s incentive stock option plans for 2007, 2006 and 2005 is as follows:

	Year ended December 31,
	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		average		average		average
		grant-date		grant-date		grant-date
	Options	fair value	Options	fair value	Options	fair value
Non-vested, beginning of year	478,578	$ 4.13	401,540	$ 4.19	250,620	$ 2.97
Granted	117,250	3.78	188,175	3.93	255,200	4.57
Vested	(140,624)	3.99	(97,490)	3.94	(104,280)	2.19
Surrendered	-	-	(13,647)	4.47	-	-
Non-vested, end of year	455,204	$ 4.08	478,578	$ 4.13	401,540	$ 4.19

The Company’s portion of the total intrinsic value of options exercised under Employers Mutual’s incentive stock option plans was $176,344, $663,524 and $245,441 in 2007, 2006 and 2005, respectively. As stated earlier, under the terms of the pooling and quota share agreements these amounts were paid to Employers Mutual and the Company received the full fair value for all shares issued under these plans. The Company’s portion of the total fair value of options that vested in 2007, 2006, and 2005 was $200,941, $178,439 and $117,710, respectively. Additional information relating to options outstanding and options vested (exercisable) at December 31, 2007 is as follows:

	December 31, 2007
		Weighted-		Weighted-
		average	Aggregate	average
		exercise	intrinsic	remaining
	Options	price	value	term
Options outstanding	815,268	$ 20.35	$ 2,939,947	6.65
Options exercisable	360,064	$ 17.49	$ 2,175,884	5.14

Employers Mutual’s incentive stock option plans do not generate tax deductions for the Company. Therefore, no cash flow effects have resulted from the application of the provisions of SFAS 123(R) on share-based payment arrangements. The income tax benefit that results from disqualifying dispositions is deemed immaterial.

Employee Stock Purchase Plan

A total of 500,000 shares of the Company’s common stock have been reserved for issuance under the Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan. Any eligible employee who is employed by Employers Mutual on the first day of the month immediately preceding any option period is eligible to participate in the plan. Participants pay 85 percent of the fair market value of the stock on the date of purchase. The plan is administered by the Board of Employers Mutual and the Board has the right to amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options. Expenses allocated to the Company in connection with this plan totaled $22,643, $14,724 and $14,062 in 2007, 2006 and 2005, respectively.

       During 2007, a total of 19,286 options were exercised at prices of $19.88 and $21.28. Activity under the plan was as follows:

	Year ended December 31,
	2007	2006	2005
Shares available for purchase, beginning of year	248,449	258,218	274,791
Shares purchased under plan	(19,286)	(9,769)	(16,573)
Shares available for purchase, end of year	229,163	248,449	258,218

Non-Employee Director Stock Option Plan

A total of 200,000 shares of the Company’s common stock have been reserved for issuance under the 2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan. All non-employee directors of Employers Mutual and its subsidiaries and affiliates who are not serving on the “Disinterested Director Committee” of the Board of Employers Mutual as of the beginning of an option period are eligible to participate in the plan. Each eligible director can purchase shares of common stock at 75 percent of the fair value of the stock on the option exercise date in an amount equal to a minimum of 25 percent to a maximum of 100 percent of their annual cash retainer. The plan will continue through the option period for options granted at the 2012 annual meetings. The plan is administered by the Disinterested Director Committee of the Board. The Board may amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options. Expenses allocated to the Company in connection with these plans totaled $18,173, $9,495 and $12,893 in 2007, 2006 and 2005, respectively.

During 2007, a total of 4,842 options were exercised at prices ranging from $17.99 to $20.91. Activity under the plan was as follows:

	Year ended December 31,
	2007	2006	2005
Shares available for purchase, beginning of year	186,510	187,409	196,797
Shares purchased under plan	(4,842)	(899)	(9,388)
Shares available for purchase, end of year	181,668	186,510	187,409

Dividend Reinvestment Plan

The Company maintains a dividend reinvestment and common stock purchase plan which provides stockholders with the option of reinvesting cash dividends in additional shares of the Company’s common stock. Participants may also purchase additional shares of common stock without incurring broker commissions by making optional cash contributions to the plan and may sell shares of common stock through the plan. Employers Mutual did not participate in this plan in 2007, 2006 or 2005. Activity under the plan was as follows:

	Year ended December 31,
	2007	2006	2005
Shares available for purchase, beginning of year	195,626	201,034	208,820
Shares purchased under plan	(6,653)	(5,408)	(7,786)
Shares available for purchase, end of year	188,973	195,626	201,034

Range of purchase prices	$ 23.53	$ 20.28	$ 16.95
	to	to	to
	$ 32.75	$ 35.34	$ 20.97

Stock Appreciation Right (SAR) agreement

On October 19, 2006, Employers Mutual entered into a stock appreciation rights (SAR) agreement with the Company’s Executive Vice President and Chief Operating Officer (Mr. Murray). This SAR agreement is a substitute for a stock option grant Mr. Murray was initially authorized to receive as part of his 2006 compensation arrangement, but was not issued to him due to certain limitations contained in Employers Mutual’s incentive stock option plan. The grant-date fair value of this award was $546,300. Because the SAR agreement will be settled in cash, it is considered to be a liability-classified award under SFAS 123(R). As a result, the value of this agreement must be re-measured at fair value at each financial statement reporting date. The fair value of this agreement at December 31, 2007 and 2006 was $318,825 ($95,648 as the Company’s portion from the pool) and $662,850 ($198,855 as the Company’s portion from the pool), respectively. The full value of this agreement was expensed in 2006 because Mr. Murray is currently eligible for retirement and is entitled to keep the award at retirement. As a result, the award does not have any subsequent service requirements. Subsequent changes in the fair value of this agreement will be reflected as compensation expense until the agreement is ultimately settled in 2016. During 2007, the Company recognized negative compensation expense of $103,207 ($67,085 net of tax) related to this award.

Stock Purchase Plan

During the second quarter of 2005 Employers Mutual initiated a $15 million stock purchase program under which Employers Mutual will purchase shares of the Company’s common stock in the open market. This purchase program does not have an expiration date. The timing and terms of the purchases are determined by management based on market conditions and are conducted in accordance with the applicable rules of the Securities and Exchange Commission. During 2007, Employers Mutual purchased 65,501 shares of the Company’s common stock under this program at an average cost of $24.02 per share. No purchases were made during 2006 and 497,348 shares of the Company’s common stock were purchased under this plan in 2005 at an average cost of $17.97 per share. As of December 31, 2007, $4,490,561 remained available under this plan for additional purchases.

Stock Repurchase Plan

On March 10, 2008, the Company’s Board of Directors authorized a $15 million stock repurchase program. This program became effective immediately and does not have an expiration date. The timing and terms of the purchases will be determined by management based on market conditions and will be conducted in accordance with the applicable rules of the Securities and Exchange Commission. Common stock purchased under this program will be retired by the Company.

13.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of fixed maturity securities, equity securities and short-term investments is based on quoted market prices, where available. In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.

The fair value of the surplus notes is estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rate for a similar liability.

Other long-term investments, consisting primarily of holdings in limited partnerships and limited liability companies, are valued by the various fund managers. In management’s opinion, these values reflect fair value at December 31, 2007and 2006.

Securities lending collateral is recorded as an asset on the Company’s balance sheet, with a corresponding liability reflecting the Company’s obligation to return this collateral. The securities lending collateral consisted of cash at December 31, 2007and 2006. These values reflect the fair value at December 31, 2007 and 2006.

         The estimated fair value of the Company’s financial instruments is summarized below.

	Carrying	Estimated
	amount	fair value
December 31, 2007
Assets:
Fixed maturity securities:
Held-to-maturity	$ 636,969	$ 688,728
Available-for-sale	844,247,952	844,247,952
Equity securities available-for-sale	139,427,726	139,427,726
Short-term investments	53,295,310	53,295,310
Other long-term investments	101,988	101,988
Securities lending collateral	60,785,148	60,785,148
Liabilities:
Surplus notes	25,000,000	21,577,551
Securities lending obligation	60,785,148	60,785,148

December 31, 2006
Assets:
Fixed maturity securities:
Held-to-maturity	$ 5,679,960	$ 5,768,918
Available-for-sale	824,506,371	824,506,371
Equity securities available-for-sale	112,527,480	112,527,480
Short-term investments	58,053,337	58,053,337
Other long-term investments	552,202	552,202
Securities lending collateral	91,317,719	91,317,719
Liabilities:
Surplus notes	36,000,000	30,117,064
Securities lending obligation	91,317,719	91,317,719

14.	LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014. Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021. All lease costs are included as expenses under the pooling agreement, after allocation of the portion of these expenses to the subsidiaries that do not participate in the pooling agreement. The following table reflects the lease commitments of the Company as of December 31, 2007.

Payments due by period
		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
Lease commitments
Real estate operating leases	$ 10,379,121	$ 1,465,420	$ 2,899,383	$ 2,242,762	$ 3,771,556

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business. Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in that state. Many states allow assessments to be recovered through premium tax offsets. Estimated guaranty fund assessments of $1,713,958 and $1,450,944 and related premium tax offsets of $1,057,280 and $928,623 have been accrued as of December 31, 2007 and 2006, respectively. The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments. The participants in the pooling agreement are also subject to second-injury fund assessments which are designed to encourage employers to employ a worker with a pre-existing disability. Estimated second-injury fund assessments of $1,655,722 and $1,768,799 have been accrued as of December 31, 2007 and 2006, respectively. The second-injury fund assessment accruals are based on projected loss payments. The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions. The Company’s share of loss reserves eliminated by the purchase of these annuities was $2,024,184 at December 31, 2007. The Company has a contingent liability of $2,024,184 should the issuers of these annuities fail to perform under the terms of the annuity. The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote. The Company’s share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries’ aggregate policyholders’ surplus.

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

15.	UNAUDITED INTERIM FINANCIAL INFORMATION

Three months ended,
	March 31	June 30	September 30	December 31
2007
Total revenues	$ 107,910,669	$ 111,521,132	$ 108,897,554	$ 117,480,240
Income before income
tax expense	$ 20,887,106	$ 19,976,217	$ 8,787,875	$ 9,267,491
Income tax expense	6,185,705	5,985,790	2,059,838	2,209,321
Net income	$ 14,701,401	$ 13,990,427	$ 6,728,037	$ 7,058,170
Net income per share
- basic and diluted*	$ 1.07	$ 1.02	$ 0.49	$ 0.51

2006
Total revenues	$ 109,224,079	$ 111,998,575	$ 105,868,671	$ 115,994,951
Income before income
tax expense	$ 28,158,769	$ 16,505,517	$ 15,328,231	$ 16,372,865
Income tax expense	8,894,910	4,690,991	4,353,767	4,878,610
Net income	$ 19,263,859	$ 11,814,526	$ 10,974,464	$ 11,494,255
Net income per share
- basic and diluted*	$ 1.41	$ 0.86	$ 0.80	$ 0.84

2005
Total revenues	$ 111,050,318	$ 115,383,557	$ 115,322,478	$ 119,055,647
Income before income
tax expense	$ 14,585,434	$ 6,349,243	$ 11,211,216	$ 27,963,929
Income tax expense	4,082,838	1,188,585	2,882,495	8,946,859
Net income	$ 10,502,596	$ 5,160,658	$ 8,328,721	$ 19,017,070
Net income per share
- basic and diluted*	$ 0.77	$ 0.38	$ 0.61	$ 1.40

* Since the weighted-average number of shares outstanding for the quarters are calculated independently of the weighted-average number of shares outstanding for the year, quarterly net income per share may not total to annual net income per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

The Board of Directors and Stockholders

EMC Insurance Group Inc.:

We have audited the consolidated financial statements of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated March 13, 2008 (included elsewhere in this Annual Report on Form 10-K). Our audits also include the financial statement schedules listed in Item 15(a)2 of this Annual Report on Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 1 to the consolidated financial statements, during 2007 the Company changed its method of accounting for income tax contingencies.

/s/ Ernst & Young LLP

Des Moines, Iowa
March 13, 2008

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule I – Summary of Investments-

Other than Investments in Related Parties

December 31, 2007

			Amount at
			which shown
			in the
Type of investment	Cost	Fair value	balance sheet

Securities held-to-maturity:
Fixed maturity securities:
Mortgage-backed securities	$ 636,969	$ 688,728	$ 636,969
Total fixed maturity securities	636,969	688,728	636,969

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury securities	4,723,156	4,983,047	4,983,047
U.S. government-sponsored agencies	448,848,928	453,352,185	453,352,185
States, municipalities and political
subdivisions	250,021,827	259,628,775	259,628,775
Mortgage-backed securities	10,240,502	10,430,758	10,430,758
Public utilities	6,002,621	6,353,034	6,353,034
Debt securities issued by foreign governments	6,756,377	6,894,355	6,894,355
Corporate securities	98,734,172	102,605,798	102,605,798
Total fixed maturity securities	825,327,583	844,247,952	844,247,952

Equity securities:
Banks, trusts and insurance companies	12,314,952	27,717,852	27,717,852
Industrial, miscellaneous and all others	61,532,593	89,850,174	89,850,174
Non-redeemable preferred stocks	24,000,000	21,859,700	21,859,700
Total equity securities	97,847,545	139,427,726	139,427,726

Other long-term investments	101,988	101,988	101,988

Short-term investments	53,295,310	53,295,310	53,295,310
Total investments	$ 977,209,395	$ 1,037,761,704	$ 1,037,709,945

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant

Condensed Balance Sheets

	December 31,
	2007	2006
ASSETS
Investment in common stock of subsidiaries
(equity method)	$ 358,953,822	$ 302,723,950
Fixed maturity investments:
Securities available-for-sale, at fair value	-	993,594
Short-term investments	1,500,974	4,962,277
Cash	196,414	84,795
Accrued investment income	6,218	29,841
Income taxes recoverable	257,949	180,922
Deferred income taxes	-	2,242
Total assets	$ 360,915,377	$ 308,977,621

LIABILITIES
Accounts payable	$ 92,140	$ 170,923
Indebtedness to related party	471,245	512,376
Total liabilities	563,385	683,299

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized
20,000,000 shares; issued and outstanding,
13,777,880 shares in 2007 and 13,741,663
shares in 2006	13,777,880	13,741,663
Additional paid-in capital	108,030,228	107,016,563
Accumulated other comprehensive income	42,961,904	24,934,903
Retained earnings	195,581,980	162,601,193
Total stockholders' equity	360,351,992	308,294,322
Total liabilities and stockholders' equity	$ 360,915,377	$ 308,977,621

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant, Continued

Condensed Statements of Income

	Year ended December 31,
	2007	2006	2005
REVENUES
Dividends received from subsidiaries	$ 4,750,048	$ 9,005,096	$ 5,695,507
Investment income	214,513	264,464	218,168
Realized investment losses	-	-	(5,625)
	4,964,561	9,269,560	5,908,050

Operating expenses	951,510	781,383	840,920

Income before income tax benefit and equity in
undistributed net income of subsidiaries	4,013,051	8,488,177	5,067,130

Income tax benefit	(257,949)	(180,027)	(220,793)

Income before equity in undistributed net income
of subsidiaries	4,271,000	8,668,204	5,287,923

Equity in undistributed net income of subsidiaries	38,207,035	44,878,900	37,721,122

Net income	$ 42,478,035	$ 53,547,104	$ 43,009,045

Condensed Statements of Comprehensive Income

	Year ended December 31,
	2007	2006	2005

Net income	$ 42,478,035	$ 53,547,104	$ 43,009,045

Other Comprehensive Income:
Change in unrealized holding gains on investment
securities, net of deferred income tax expense	12,389,873	6,432,608	249,236

Reclassification adjustment for realized investment
gains included in net income, net of
income tax expense	(2,418,627)	(2,763,988)	(2,492,207)

Adjustment associated with Employers Mutual's
retirement benefit plans, net of deferred income
taxes:
Net actuarial gain	3,812,648	-	-
Prior service credit	4,243,107	-	-
Minimum liability	-	172,135	(215,453)

Other comprehensive income (loss)	18,027,001	3,840,755	(2,458,424)

Total comprehensive income	$ 60,505,036	$ 57,387,859	$ 40,550,621

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant, Continued

Condensed Statements of Cash Flows

	Year ended December 31,
	2007	2006	2005

Net cash provided by operating activities	$ 4,298,623	$ 9,350,860	$ 5,264,193

Cash flows from investing activities
Maturities of fixed maturity
securities available-for-sale	1,000,000	-	2,000,000
Purchases of fixed maturity
securities available-for-sale	-	-	(1,000,000)
Net sales (purchases) of
short-term investments	3,461,303	(2,612,930)	913,520
Net cash provided by
(used in) investing activities	4,461,303	(2,612,930)	1,913,520

Cash flows from financing activities
Balances resulting from related party transactions
with Employers Mutual:
Issuance of common stock through Employers
Mutual's incentive stock option plans	848,941	2,353,287	1,406,874
Redemption of common stock that was
invalidly issued through Employers Mutual's
incentive stock option plans	-	(216,612)	-
Dividends paid to Employers Mutual	(5,370,002)	(5,058,528)	(4,596,127)
Dividends paid to Employers Mutual
(reimbursement for non-GAAP expense)	-	-	(245,441)

Dividends paid to public stockholders	(4,127,246)	(3,857,395)	(3,705,796)
Net cash used in
financing activities	(8,648,307)	(6,779,248)	(7,140,490)

Net increase (decrease) in cash	111,619	(41,318)	37,223
Cash at beginning of year	84,795	126,113	88,890

Cash at end of year	$ 196,414	$ 84,795	$ 126,113

Income taxes received	$ 180,922	$ 237,933	$ 165,020
Interest paid	$ 8,595	$ 7,263	$ -

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule III – Supplementary Insurance Information

For Years Ended December 31, 2007, 2006 and 2005

							Amortization
	Deferred	Loss and				Losses and	of deferred
	policy	settlement			Net	settlement	policy	Other
	acquisition	expense	Unearned	Premium	investment	expenses	acquisition	underwriting	Premiums
Segment	costs	reserves	premiums	revenue	income	incurred	costs	expenses	written

Year ended December 31, 2007
Property and casualty insurance	$32,714,687	$410,249,955	$148,266,657	$320,836,066	$36,000,281	$199,494,325	$ 74,393,683	$37,125,716	$324,252,764
Reinsurance	1,973,117	141,352,051	9,890,026	72,223,331	12,267,193	48,344,856	14,336,552	2,204,290	71,002,733
Parent company	-	-	-	-	214,513	-	-	-	-
Consolidated	$34,687,804	$551,602,006	$158,156,683	$393,059,397	$48,481,987	$247,839,181	$ 88,730,235	$39,330,006	$395,255,497

Year ended December 31, 2006
Property and casualty insurance	$31,445,172	$409,857,118	$ 144,564,140	$ 318,416,718	$ 34,310,739	$ 178,305,327	$ 71,708,560	$37,337,648	$319,984,030
Reinsurance	2,217,236	138,690,864	11,089,659	73,198,723	12,116,726	50,147,165	14,856,471	2,681,846	66,268,178
Parent company	-	-	-	-	264,464	-	-	-	-
Consolidated	$33,662,408	$548,547,982	$ 155,653,799	$ 391,615,441	$ 46,691,929	$ 228,452,492	$ 86,565,031	$40,019,494	$386,252,208

Year ended December 31, 2005
Property and casualty insurance	$30,322,705	$409,342,130	$142,676,562	$321,164,542	$29,694,641	$197,900,156	$ 72,765,822	$33,773,900	$350,645,907
Reinsurance	3,783,512	134,708,931	18,016,726	94,460,204	10,783,434	60,026,337	19,635,071	6,285,514	92,588,093
Parent company	-	-	-	-	218,168	-	-	-	-
Consolidated	$34,106,217	$544,051,061	$160,693,288	$415,624,746	$40,696,243	$257,926,493	$ 92,400,893	$40,059,414	$443,234,000

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule IV – Reinsurance

For Years Ended December 31, 2007, 2006 and 2005

		Ceded to	Assumed		Percentage of
	Gross	other	from other	Net	amount
	amount	companies	companies	amount	assumed to net
Year ended December 31, 2007:
Consolidated earned premiums	$ 203,150,361	$ 229,143,671	$ 419,052,707	$ 393,059,397	106.6%

Year ended December 31, 2006:
Consolidated earned premiums	$ 188,426,941	$ 214,577,491	$ 417,765,991	$ 391,615,441	106.7%

Year ended December 31, 2005:
Consolidated earned premiums	$ 186,933,086	$ 210,850,115	$ 439,541,775	$ 415,624,746	105.8%

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule VI – Supplemental Information Concerning

Property-Casualty Insurance Operations

For Years Ended December 31, 2007, 2006 and 2005

	Deferred	Reserves for	Discount, if
	policy	losses and	any, deducted			Net
	acquisition	settlement	from	Unearned	Earned	investment
	costs	expenses	reserves	premiums	premiums	income

Year ended December 31, 2007:	$ 34,687,804	$ 551,602,006	$ -	$ 158,156,683	$ 393,059,397	$ 48,267,474

Year ended December 31, 2006:	$ 33,662,408	$ 548,547,982	$ -	$ 155,653,799	$ 391,615,441	$ 46,427,465

Year ended December 31, 2005:	$ 34,106,217	$ 544,051,061	$ -	$ 160,693,288	$ 415,624,746	$ 40,478,075

	Losses and settlement		Amortization of
	expenses incurred related to		deferred policy	Paid losses
	Current	Prior	acquisition	and settlement	Premiums
	year	years	costs	expenses	written

Year ended December 31, 2007:	$ 286,577,209	$ (38,738,028)	$ 88,730,235	$ 241,461,628	$ 395,255,497

Year ended December 31, 2006:	$ 270,368,747	$ (41,916,255)	$ 86,565,031	$ 217,103,853	$ 386,252,208

Year ended December 31, 2005:	$ 273,334,396	$ (15,407,903)	$ 92,400,893	$ 239,663,275	$ 443,234,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 regarding the Company’s executive officers is included in “Executive Officers of the Company” under Part I, Item 1 of this report.

The information required by Item 10 regarding the audit committee financial expert and the members of the Company’s Audit Committee of the Board of Directors is incorporated by reference from the information under the caption “Information about the Board of Directors and its Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2008.

The information required by Item 10 regarding the Company’s directors is incorporated by reference from the information under the captions “Election of Directors” and “Security Ownership of Management and Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2008.

The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance Information” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2008.

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

See the information under the captions “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 29, 2008, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

See the information under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management and Directors” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 29, 2008, which information is incorporated herein by reference.

Information regarding securities authorized for issuance under equity compensation plans appears in Item 5 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See the information under the captions “Certain Relationships and Related Persons Transactions” and “Election of Directors” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 29, 2008, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

See the information under the caption “Independent Registered Public Accounting Firm’s Fees” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 29, 2008, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Financial Statements and Schedules

1.	Financial Statements
		Page
	Management’s Report on Internal Control Over Financial Reporting	91
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	92
	Report of Independent Registered Public Accounting Firm	93
	Consolidated Balance Sheets, December 31, 2007 and 2006	94
	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005	96
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005	97
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	98
	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	99
	Notes to Consolidated Financial Statements	101

2.	Schedules
	Report of Independent Registered Public Accounting Firm on Schedules	134
	Schedule I – Summary of Investments – Other Than Investments in Related Parties	135
	Schedule II – Condensed Financial Information of Registrant	136
	Schedule III – Supplementary Insurance Information	139
	Schedule IV - Reinsurance	140
	Schedule VI – Supplemental Information Concerning Property-Casualty Insurance Operations	141

All other schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in the notes to the consolidated financial statements or are not significant in amount.

3.	Management contracts and compensatory plan arrangements

	Exhibit 10.3	Summary of 2007 base salary compensation for the Company’s named executive officers.
	Exhibit 10.4	Summary of 2007 compensation for the Company’s non-employee directors.
	Exhibit 10.5	Senior Executive Compensation Bonus Program for 2007.
	Exhibit 10.6	2007 Executive Contingent Salary Plan – EMC Reinsurance Company.
	Exhibit 10.7	Deferred Bonus Compensation Plan.
	Exhibit 10.8	Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan, as amended and restated.
	Exhibit 10.9	Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan II.
	Exhibit 10.10	Employers Mutual Casualty Company Non-Employee Directors’ Post-Service Benefits Plan.
	Exhibit 10.11	Employers Mutual Casualty Company Supplemental Retirement Plan.
	Exhibit 10.12	Stock Appreciation Rights Agreement for William A. Murray.
	Exhibit 10.13	Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan, as amended.
	Exhibit 10.14	2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan, as amended.
	Exhibit 10.15	1993 Employers Mutual Casualty Company Incentive Stock Option Plan, as amended.
	Exhibit 10.16	2003 Employers Mutual Casualty Company Incentive Stock Option Plan.
	Exhibit 10.17	2007 Employers Mutual Casualty Company Stock Incentive Plan.

(b)        Exhibits

3.	Articles of incorporation and by-laws:

	3.1	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S-1, Registration No. 333-117406.)

	3.2	By-Laws of the Company, as amended.

10.	Material contracts.

	10.1	EMC Insurance Companies reinsurance pooling agreements between Employers Mutual Casualty Company and certain of its affiliated companies, as amended.

	10.2	Restated Quota Share Reinsurance Retrocessional Agreement between Employers Mutual Casualty Company and EMC Reinsurance Company, effective January 1, 2006, as amended.

	10.3	Summary of 2007 base salary compensation for the Company’s named executive officers. (Incorporated by reference to the Company’s Form 8-K filed on March 15, 2007 under Item 5.02.)

	10.4	Summary of 2007 compensation for the Company’s non-employee directors. (Incorporated by reference to the Company’s Form 8-K filed on March 15, 2007 under Item 1.01.)

	10.5	Senior Executive Compensation Bonus Program for 2007 (Incorporated by reference to Exhibit 99 filed with the Company’s Form 8-K on February 2, 2007.)

	10.6	2007 Executive Contingent Salary Plan – EMC Reinsurance Company. (Incorporated by reference to Exhibit 99 filed with the Company’s Form 8-K on April 6, 2007.)

	10.7	Deferred Bonus Compensation Plan. (Incorporated by reference to Exhibit 10(d) filed with the Company’s Form 10-K for the calendar year ended December 31, 2004.)

10.8

Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan, as amended and restated. (Incorporated by reference to Exhibit 10(m) filed with the Company’s Form 10-K for the calendar year ended December 31, 2006.)

10.9

Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan II. (Incorporated by reference to Exhibit 10(w) filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2007.)

10.10

Employers Mutual Casualty Company Non-Employee Directors’ Post-Service Benefits Plan. (Incorporated by reference to Exhibit 10(g) filed with the Company’s Form 10-K for the calendar year ended December 31, 2005.)

	10.11	Employers Mutual Casualty Company Supplemental Retirement Plan. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K on October 4, 2005.)

	10.12	Stock Appreciation Rights Agreement for William A. Murray. (Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 8-K on October 19, 2006.)

	10.13	Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan, as amended. (Registration No. 33-49335.)

10.14

2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10(j) filed with the Company’s Form 10-K for the calendar year ended December 31, 2005.)

10.15	1993 Employers Mutual Casualty Company Incentive Stock Option Plan, as amended. (Incorporated by reference to Registration Nos. 33-49337 and 333-45279.)

10.16	2003 Employers Mutual Casualty Company Incentive Stock Option Plan. (Incorporated by reference to Registration No. 333-103722 and 333-128315.)

10.17	2007 Employers Mutual Casualty Company Stock Incentive Plan. (Incorporated by reference to Registration No. 333-143457.)

10.18	EMC Insurance Group Inc. Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan. (Incorporated by reference to Registration No. 33-34499.)

10.19	Surplus Note – EMCASCO Insurance Company. (Incorporated by reference to Exhibit 10(r) filed with the Company’s Form 10-K for the calendar year ended December 31, 2006.)

10.20	Surplus Note – Illinois EMCASCO Insurance Company. (Incorporated by reference to Exhibit 10(s) filed with the Company’s Form 10-K for the calendar year ended December 31, 2006.)

10.21	Surplus Note – Dakota Fire Insurance Company. (Incorporated by reference to Exhibit 10(t) filed with the Company’s Form 10-K for the calendar year ended December 31, 2006.)

10.22	Investment Management Agreement.

10.23	Services Agreement between Employers Mutual Casualty Company and EMC Insurance Group Inc.

10.24	Services Agreement between Employers Mutual Casualty Company and EMC Underwriters, LLC.

21.	Subsidiaries of the Registrant.

23.

Consent of Independent Registered Public Accounting Firm, with respect to Forms S-8 (Registration Nos. 33-49335, 33-49337, 333-104469, 333-45279, 333-103722, 333-128315 and 333-143457) and Form S-3 (Registration No. 33-34499).

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

(c)	Financial statements required by Regulation S-X which are excluded from the Annual Report to Stockholders by rule 14a-3(b)(1).

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2008.

EMC INSURANCE GROUP INC.

/s/ Bruce G. Kelley
Bruce G. Kelley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2008.

/s/ Bruce G. Kelley
Bruce G. Kelley
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

/s/ Mark E. Reese
Margaret A. Ball*
Director

/s/ Mark E. Reese
George C. Carpenter III*
Chairman of the Board

/s/ Mark E. Reese
David J. Fisher*
Director

/s/ Mark E. Reese
Raymond A. Michel*
Director

/s/ Mark E. Reese
Robert L. Howe*
Director

/s/ Mark E. Reese
Gretchen H. Tegeler*
Director

* by power of attorney

EMC Insurance Group Inc. and Subsidiaries

Index to Exhibits

Exhibit number	Item	Page number

3.2	By-Laws of the Company, as amended.	149

10.1	EMC Insurance Companies reinsurance pooling agreements between Employers Mutual Casualty Company and certain of its affiliated companies, as amended.	160

10.2	Restated Quota Share Reinsurance Retrocessional Agreement between Employers Mutual Casualty Company and EMC Reinsurance Company, effective January 1, 2006, as amended.	224

10.13	Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan, as amended.	245

10.22	Investment Management Agreement.	251

10.23	Services Agreement between Employers Mutual Casualty Company and EMC Insurance Group Inc.	256

10.24	Services Agreement between Employers Mutual Casualty Company and EMC Underwriters, LLC.	260

21	Subsidiaries of the Registrant.	264

23	Consent of Independent Registered Public Accounting Firm.	265

24	Power of Attorney.	266

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	267

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	268

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	269

32.2	Certification of the Senior Vice President and Chief Financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	270