Form 10-Q
period 2008-03-31
EMC INSURANCE GROUP INC
filed 2008-05-09
CIK 356130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common stock, $1.00 par value	13,669,547

Total pages	49

TABLE OF CONTENTS

PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35

PART II	OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 6.	Exhibits	37

Signatures	38

Index to Exhibits	39

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost
(fair value $684,853 and $688,728)	$ 625,538	$ 636,969
Securities available-for-sale, at fair value
(amortized cost $756,807,879 and $766,462,351)	774,893,768	785,253,286
Fixed maturity securities on loan:
Securities available-for-sale, at fair value
(amortized cost $12,999,997 and $58,865,232)	13,037,762	58,994,666
Equity securities available-for-sale, at fair value
(cost $94,193,879 and $97,847,545)	126,607,735	139,427,726
Other long-term investments, at cost	93,234	101,988
Short-term investments, at cost	133,973,913	53,295,310
Total investments	1,049,231,950	1,037,709,945

Balances resulting from related party transactions with
Employers Mutual:
Reinsurance receivables	31,962,267	33,272,405
Prepaid reinsurance premiums	4,310,535	4,465,836
Deferred policy acquisition costs	34,133,493	34,687,804
Defined benefit retirement plan, prepaid asset	11,031,923	11,451,758
Other assets	6,218,229	2,488,309

Cash	34,293	262,963
Accrued investment income	11,170,304	11,288,005
Accounts receivable	82,875	81,141
Income taxes recoverable	919,579	3,595,645
Deferred income taxes	5,219,021	1,682,597
Goodwill	941,586	941,586
Securities lending collateral	13,357,497	60,785,148
Total assets	$ 1,168,613,552	$ 1,202,713,142

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2008	2007
LIABILITIES
Balances resulting from related party transactions with
Employers Mutual:
Losses and settlement expenses	$ 551,416,853	$ 551,602,006
Unearned premiums	154,145,797	158,156,683
Other policyholders' funds	7,443,590	8,273,187
Surplus notes payable	25,000,000	25,000,000
Indebtedness to related party	12,226,843	5,918,396
Employee retirement plans	11,182,414	10,518,351
Other liabilities	35,660,024	22,107,379

Securities lending obligation	13,357,497	60,785,148
Total liabilities	810,433,018	842,361,150

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000
shares; issued and outstanding, 13,739,568
shares in 2008 and 13,777,880 shares in 2007	13,739,568	13,777,880
Additional paid-in capital	106,954,173	108,030,228
Accumulated other comprehensive income	36,371,225	42,961,904
Retained earnings	201,115,568	195,581,980
Total stockholders' equity	358,180,534	360,351,992
Total liabilities and stockholders' equity	$ 1,168,613,552	$ 1,202,713,142

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

All balances presented below, with the exception of net investment income, realized investment gains (losses) and income tax expense (benefit), are the result of related party transactions with Employers Mutual.

	Three months ended
	March 31,
	2008	2007
REVENUES
Premiums earned	$ 94,977,785	$ 94,506,385
Investment income, net	11,940,233	11,987,967
Realized investment gains (losses)	(2,911,977)	1,296,440
Other income	147,327	119,877
	104,153,368	107,910,669
LOSSES AND EXPENSES
Losses and settlement expenses	60,006,708	53,475,960
Dividends to policyholders	424,168	942,109
Amortization of deferred policy acquisition costs	22,511,097	21,778,141
Other underwriting expenses	9,119,465	9,965,893
Interest expense	214,375	278,100
Other expense	817,997	583,360
	93,093,810	87,023,563

Income before income tax expense	11,059,558	20,887,106

INCOME TAX EXPENSE (BENEFIT)
Current	2,707,765	6,819,400
Deferred	132,807	(633,695)
	2,840,572	6,185,705

Net income	$ 8,218,986	$ 14,701,401

Net income per common share
-basic and diluted	$ 0.60	$ 1.07

Dividend per common share	$ 0.18	$ 0.17

Average number of common shares outstanding
-basic and diluted	13,778,491	13,752,347

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2008	2007

Net income	$ 8,218,986	$ 14,701,401

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on
investment securities, before deferred income
tax expense (benefit)	(12,875,017)	5,539,719
Deferred income tax expense (benefit)	(4,506,257)	1,938,902
	(8,368,760)	3,600,817

Reclassification adjustment for realized
investment (gains) losses included in net
income, before income tax (expense) benefit	2,911,977	(1,296,440)
Income tax (expense) benefit	1,019,192	(453,754)
	1,892,785	(842,686)

Adjustment for amounts recognized in net income
associated with Employers Mutual's retirement
benefit plans, before deferred income tax
expense (benefit):
Net actuarial loss	14,846	15,106
Prior service cost (credit)	(120,456)	33,227
	(105,610)	48,333
Deferred income tax expense (benefit)	(36,963)	16,917
	(68,647)	31,416

Other comprehensive income (loss)	(6,544,622)	2,789,547

Total comprehensive income	$ 1,674,364	$ 17,490,948

See accompanying Notes to Interim Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 8,218,986	$ 14,701,401

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Balances resulting from related party transactions
with Employers Mutual:
Losses and settlement expenses	(185,153)	(1,912,979)
Unearned premiums	(4,010,886)	(4,474,377)
Other policyholders' funds	(829,597)	(183,678)
Indebtedness to related party	6,308,447	(6,466,216)
Employee retirement plans	549,588	684,060
Reinsurance receivables	1,310,138	(2,278,805)
Prepaid reinsurance premiums	155,301	139,635
Commission payable	(7,858,007)	(8,184,286)
Interest payable	(558,125)	(834,300)
Prepaid assets	(2,206,079)	(3,113,963)
Deferred policy acquisition costs	554,311	962,584
Stock-based compensation plans	91,598	(24,278)
Other, net	(2,216,006)	438,567

Accrued investment income	117,701	(319,341)
Accrued income tax:
Current	2,707,754	5,744,192
Deferred	132,807	(633,695)
Realized investment (gains) losses	2,911,977	(1,296,440)
Accounts receivable	(1,734)	101,878
Amortization of premium/discount on
fixed maturity securities	174,795	293,146
	(2,851,170)	(21,358,296)
Net cash provided by (used in) operating activities	$ 5,367,816	$ (6,656,895)

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Three months ended March 31,
	2008	2007
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities
held-to-maturity	$ 11,557	$ 22,746
Purchases of fixed maturity securities
available-for-sale	(137,563,105)	(30,854,265)
Disposals of fixed maturity securities
available-for-sale	215,672,865	35,328,826
Purchases of equity securities
available-for-sale	(2,044,595)	(13,705,951)
Disposals of equity securities
available-for-sale	2,672,892	13,741,120
Disposals of other long-term investments	8,754	8,753
Net sales (purchases) of short-term investments	(80,678,602)	3,869,508
Net cash provided by (used in) investing activities	(1,920,234)	8,410,737

CASH FLOWS FROM FINANCING ACTIVITIES
Balances resulting from related party transactions
with Employers Mutual:
Issuance of common stock through Employers
Mutual's incentive stock option plans	342,625	447,924
Dividends paid to Employers Mutual	(1,412,613)	(1,323,000)

Repurchase of common stock	(1,539,230)	-
Dividends paid to public stockholders	(1,067,034)	(1,016,104)
Net cash used in financing activities	(3,676,252)	(1,891,180)

NET DECREASE IN CASH	(228,670)	(137,338)
Cash at the beginning of the year	262,963	196,274

Cash at the end of the quarter	$ 34,293	$ 58,936

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

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.

Certain amounts previously reported in prior years’ consolidated financial statements have been reclassified to conform to current year presentation.

In reading these financial statements, reference should be made to the Company’s 2007 Form 10-K or the 2007 Annual Report to Stockholders for more detailed footnote information.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted the requirements of SFAS 157 effective January 1, 2008, which resulted in additional disclosures, but no impact on operating results.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 includes a requirement to measure the defined benefit plan assets and obligations as of the end of the employer’s fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. SFAS 158 provides two approaches to measure the adjustment from a previously reported non-fiscal year-end measurement date to a fiscal year-end measurement date, both of which require the adjustment be recorded to beginning retained earnings and “accumulated other comprehensive income”, as applicable. SFAS 158 does not change the method of calculating the net periodic cost that existed under previous guidance. Effective January 1, 2008, the Company elected to apply the approach under which the Company’s previous November 1, 2007 measurement date was used to obtain the adjustment for the two month transition period. As a result, on January 1, 2008, the Company recorded a $205,751 decrease to retained earnings and a $46,057 decrease to “accumulated other comprehensive income” to record the net periodic cost associated with the two month transition period.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits reporting entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). The unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. As it relates to the Company’s financial reporting, the Company would be permitted to elect fair value recognition of fixed maturity and equity investments currently classified as either available-for-sale or held-to-maturity, and report the unrealized gains and losses from these investments in earnings going forward. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other fixed maturity securities to maturity in the future. The provisions of this statement are effective beginning with the first fiscal year that begins after November 15, 2007. The Company adopted the requirements of SFAS 159 effective January 1, 2008, but did not elect the fair value option. Therefore, adoption of this statement had no effect on the operating results of the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141, “Business Combinations”; however, it retains the fundamental requirements of SFAS No. 141 in that the acquisition method of accounting (referred to as “purchase method” in SFAS 141) be used for all business combinations. SFAS 141 (revised) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of this statement is not expected to have any effect on the operating results of the Company.

3.	REINSURANCE

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months ended March 31, 2008 and 2007 is presented below.

	Three months ended March 31,
	2008	2007
Premiums written
Direct	$ 52,059,552	$ 48,348,935
Assumed from nonaffiliates	686,347	812,317
Assumed from affiliates	96,126,518	95,489,151
Ceded to nonaffiliates	(5,721,045)	(6,341,259)
Ceded to affiliates	(52,059,552)	(48,348,935)
Net premiums written	$ 91,091,820	$ 89,960,209

Premiums earned
Direct	$ 51,705,611	$ 47,967,547
Assumed from nonaffiliates	791,001	944,200
Assumed from affiliates	100,063,130	100,043,075
Ceded to nonaffiliates	(5,876,346)	(6,480,890)
Ceded to affiliates	(51,705,611)	(47,967,547)
Net premiums earned	$ 94,977,785	$ 94,506,385

Losses and settlement expenses incurred
Direct	$ 32,591,427	$ 27,647,995
Assumed from nonaffiliates	723,585	400,724
Assumed from affiliates	59,906,060	56,716,009
Ceded to nonaffiliates	(622,937)	(3,640,773)
Ceded to affiliates	(32,591,427)	(27,647,995)
Net losses and settlement
expenses incurred	$ 60,006,708	$ 53,475,960

4.	SEGMENT INFORMATION

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

Summarized financial information for the Company’s segments is as follows:

	Property and
Three months ended	casualty		Parent
March 31, 2008	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 79,090,410	$ 15,887,375	$ -	$ 94,977,785

Underwriting profit (loss)	3,801,450	(885,103)	-	2,916,347
Net investment income	8,989,816	2,912,666	37,751	11,940,233
Realized investment losses	(2,058,927)	(853,050)	-	(2,911,977)
Other income	147,327	-	-	147,327
Interest expense	214,375	-	-	214,375
Other expenses	144,506	371,973	301,518	817,997
Income (loss) before income
tax expense (benefit)	$ 10,520,785	$ 802,540	$ (263,767)	$ 11,059,558

Assets	$ 897,384,586	$ 268,319,954	$ 358,850,934	$ 1,524,555,474
Eliminations	-	-	(352,297,787)	(352,297,787)
Reclassifications	(5,948)	(3,638,187)	-	(3,644,135)
Net assets	$ 897,378,638	$ 264,681,767	$ 6,553,147	$ 1,168,613,552

	Property and
Three months ended	casualty		Parent
March 31, 2007	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 79,204,320	$ 15,302,065	$ -	$ 94,506,385

Underwriting profit	8,202,243	142,039	-	8,344,282
Net investment income	8,894,536	3,021,369	72,062	11,987,967
Realized investment gains	1,141,993	154,447	-	1,296,440
Other income	119,877	-	-	119,877
Interest expense	193,125	84,975	-	278,100
Other expenses	296,897	4,792	281,671	583,360
Income (loss) before income
tax expense (benefit)	$ 17,868,627	$ 3,228,088	$ (209,609)	$ 20,887,106

Assets	$ 937,154,332	$ 273,011,800	$ 324,110,352	$ 1,534,276,484
Eliminations	-	-	(319,223,085)	(319,223,085)
Reclassifications	(23,053)	-	280,921	257,868
Net assets	$ 937,131,279	$ 273,011,800	$ 5,168,188	$ 1,215,311,267

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three months ended March 31, 2008 and 2007, by line of business.

	Three months ended March 31,
	2008	2007
Property and casualty insurance segment
Commercial lines:
Automobile	$ 17,521,033	$ 17,839,971
Property	15,271,889	15,302,334
Workers' compensation	15,943,438	15,136,567
Liability	17,301,210	17,768,970
Other	2,174,160	2,099,121
Total commercial lines	68,211,730	68,146,963

Personal lines:
Automobile	5,725,151	5,853,082
Property	4,995,856	5,042,531
Liability	157,673	161,744
Total personal lines	10,878,680	11,057,357
Total property and casualty insurance	$ 79,090,410	$ 79,204,320

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$ 2,186,556	$ 2,061,687
Property	2,878,792	2,596,979
Marine/Aviation	221,062	(52,645)
Casualty	255,312	412,826
Crop	63,827	(30,715)
Total pro rata reinsurance	5,605,549	4,988,132

Excess-of-loss reinsurance:
Property	7,114,842	7,247,737
Casualty	3,167,343	3,071,384
Surety	(359)	(5,188)
Total excess-of-loss reinsurance	10,281,826	10,313,933
Total reinsurance	$ 15,887,375	$ 15,302,065

Consolidated	$ 94,977,785	$ 94,506,385

5.	INCOME TAXES

The actual income tax expense for the three months ended March 31, 2008 and 2007 differed from the “expected” income tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) primarily due to tax-exempt interest income.

The Company had no provision for uncertain tax positions at March 31, 2008 or 2007. The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during the three months ended March 31, 2008 or 2007. It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files U.S. federal tax returns, along with various state income tax returns. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2004.

6.	EMPLOYEE RETIREMENT PLANS

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended
	March 31,
	2008	2007
Pension plans:
Service cost	$ 2,180,977	$ 2,129,861
Interest cost	2,350,250	2,164,662
Expected return on plan assets	(3,545,228)	(3,224,223)
Amortization of net actuarial loss	46,905	47,591
Amortization of prior service costs	113,640	109,932
Net periodic pension benefit cost	$ 1,146,544	$ 1,227,823

	Three months ended
	March 31,
	2008	2007
Postretirement benefit plans:
Service cost	$ 709,539	$ 1,207,216
Interest cost	1,000,177	1,249,105
Expected return on plan assets	(507,327)	(480,932)
Amortization of prior service credit	(532,814)	-
Net periodic postretirement
benefit cost	$ 669,575	$ 1,975,389

The large decrease in net periodic postretirement benefit cost for the three months ended March 31, 2008 is due to a plan amendment that became effective on January 1, 2008. This plan amendment increased the minimum retirement age and length of service requirement to receive the full employer contribution amount in the postretirement health care benefit plan.

Net periodic pension benefit cost allocated to the Company amounted to $353,337 and $378,536 for the three months ended March 31, 2008 and 2007, respectively. Net periodic postretirement benefit cost allocated to the Company amounted to $188,077 and $566,837 for the three months ended March 31, 2008 and 2007, respectively.

Employers Mutual plans to contribute approximately $4,400,000 to the pension plan and $2,700,000 to the VEBA trust in 2008. As of March 31, 2008, Employers Mutual has not made a contribution to the pension plan or the VEBA trust.

7.	STOCK-BASED COMPENSATION

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

Employers Mutual maintains two separate incentive stock option plans for the benefit of officers and key employees of Employers Mutual and its subsidiaries. A total of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the 1993 Employers Mutual Casualty Company Incentive Stock Option Plan (1993 Plan), and a total of 1,500,000 shares have been reserved for issuance under the 2003 Employers Mutual

Casualty Company Incentive Stock Option Plan (2003 Plan).

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

The Company recognized compensation expense of $82,238 ($79,755 net of tax) and $62,212 (gross and net of tax) for the three months ended March 31, 2008 and 2007, respectively, related to the 2003 and 2007 Plans. The Company recognized compensation expense of $9,360 ($6,084 net of tax) and negative compensation expense of $86,490 ($56,219 net of tax) during the three months ended March 31, 2008 and 2007, respectively, related to a stock appreciation rights agreement that is being accounted for as a liability-classified award. During the first three months of 2008, 221,875 options were granted under the 2007 Plan to eligible participants at a price of $23.467 and 28,999 options were exercised under the plans at prices ranging from $12.6875 to $25.455.

The weighted average fair value of options granted during the three months ended March 31, 2008 and 2007 amounted to $2.77 and $3.78, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following assumptions:

	2008	2007
Dividend yield	3.07%	2.67%
Expected volatility	21.0% - 30.1%	22.2% - 31.4%
Weighted-average volatility	26.09%	25.66%
Risk-free interest rate	1.45% - 3.17%	4.32% - 5.01%
Expected term (years)	0.25 - 6.25	0.25 - 6.25

The expected term of the options granted in 2008 was estimated using historical data that was adjusted to remove the effect of option exercises prior to the normal vesting period due to the retirement of the option holder. The expected term of options granted to individuals who are, or will be, eligible to retire prior to the completion of the normal vesting period has been adjusted to reflect the potential accelerated vesting period. This produced a weighted-average expected term of 2.79 years.

The expected volatility in the price of the underlying shares for the 2008 option grant was computed by using the historical average high and low monthly prices of the Company’s common stock for a period covering 6.25 years, which approximates the average term of the options and produced an expected volatility of 23.2 percent. The expected volatility of options granted to individuals who are, or will be, eligible to retire prior to the completion of the normal vesting period was computed by using the historical average high and low daily, weekly, or monthly prices for the period approximating the expected term of those options. This produced expected volatility ranging from 21.0 percent to 30.1 percent.

8.	FAIR VALUE MEASUREMENTS

As previously discussed, the Company adopted SFAS 157 on January 1, 2008. SFAS 157 applies to all assets and liabilities that are measured and reported on a fair value basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes the following fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value:

Level 1- Unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2- Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

Level 3- Prices or valuation techniques that require significant unobservable inputs. The unobservable inputs may reflect the Company’s own assumptions about the assumptions that market participants would use.

The Company uses an independent pricing source to obtain the estimated fair value of a majority of its securities. The fair value is based on quoted market prices, where available. This is typically the case for equity securities and short-term investments, which are accordingly classified as Level 1 fair value measurements. In cases where quoted market prices are not available, fair value is based on a variety of valuation techniques depending on the type of security. Many of the fixed maturity securities in the Company’s portfolio do not trade on a daily basis; however, observable inputs are utilized in their valuations, and these securities are therefore classified as Level 2 fair value measurements. Following is a brief description of the various pricing techniques used by the independent pricing service for different asset classes.

•

U.S. Treasury securities (including bonds, notes, and bills) are priced according to a number of live data sources, including active market makers and inter-dealer brokers. The pricing service reviews the prices from these sources on the basis of the sources’ historical accuracy for individual issues and maturity ranges.

•

U.S. government-sponsored agencies and corporate securities (including fixed-rate corporate bonds, medium-term notes, and retail notes) are priced through determining a bullet (non-call) spread scale for each issuer for maturities going out to forty years. These spreads represent credit risk and are obtained from the new issue market, secondary trading, and dealer quotes. An option adjusted spread model is incorporated to adjust spreads of issues that have early redemption features. The final spread is then added to the U.S. Treasury curve. For notes with odd coupon payment dates, a cash discounting yield/price routine calculates prices from final yields.

•

Preferred stocks are priced by calculating the appropriate spread (with the spread representing additional yield required for credit, refunding, and/or liquidity risks) over a comparable U.S. Treasury security. Benchmark quotes are obtained on liquid issues, and both the listed and new issue markets are followed with a focus on changing market conditions. Special attention is given to issues with active sinking fund or early redemption features.

•

Obligation of states and political subdivisions are priced by tracking and analyzing actively quoted issues and trades reported by the Municipal Securities Rulemaking Board (MSRB). Municipal bonds with similar characteristics are grouped together into market sectors, and internal yield curves are constructed daily for these sectors. Individual bond evaluations are extrapolated from these sectors, with the ability to make individual spread adjustments for attributes such as discounts, premiums, alternative minimum tax, and/or whether or not the bond is callable.

•

Mortgage-backed securities are priced with models using spreads and other information solicited from Wall Street buy- and sell-side sources, including primary and secondary dealers, portfolio managers, and research analysts, to produce pricing for each tranche. To determine a tranche’s price, first the cash flow for each tranche is generated (using consensus prepayment speed assumptions including, as appropriate, a proprietary prepayment projection based on historical statistics of the underlying collateral), then a benchmark yield is determined (in relation to the U.S. Treasury curve for the maturity corresponding to the tranche’s average life estimate), and finally collateral performance and tranche level attributes are incorporated to adjust the benchmark yield to determine the tranche-specific spread. This is then used to discount the cash flows to generate the price. When cash flows or other security structure or market information is not available to appropriately price a security, broker quotes may be used with a zero spread bid-side valuation, resulting in the same values for the mean and ask prices.

On a quarterly basis the Company receives from its pricing service a list of fixed maturity securities that were priced solely from broker quotes. Since this is not an observable input, any fixed maturity security in the Company’s portfolio that is on this list is classified as a Level 3 fair value measurement. At January 1, 2008, one of the Company’s fixed maturity securities (Continental Airlines) was on this list and was reported at the fair value provided by the pricing service ($696,561). This security was subsequently priced by the pricing service using observable inputs (as described above), and was transferred from the Level 3 fair value measurement category to the Level 2 fair value measurement category at March 31, 2008.

A small number of the Company’s securities are not priced by the independent pricing service. Two of the Company’s equity securities are reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC). These securities are reported as Level 3 fair value measurements since the SVO is not able to use reliable observable inputs in its valuations. The SVO establishes a per share price for Insurance Services Office Inc. (ISO) Class B shares by averaging Class B trades during the past year and reviewing the quarterly valuations produced by a nationally recognized independent firm for the Class A shares (Class B shares typically trade at approximately 60 percent of the fair value of the Class A shares). This valuation is typically performed twice a year, and resulted in a fair value of $10,180,245 for the Class B shares held by the Company at both December 31, 2007 and March 31, 2008. The SVO establishes a per share price for the other equity security based on an annual review of that company’s financial statements. This review is typically performed in the second quarter, and resulted in a fair value of $6,719 for the shares held by the Company at both December 31, 2007 and March 31, 2008. The remaining four securities not priced by the Company’s independent pricing service are fixed maturity securities. One of the securities is classified as a Level 3 fair value measurement and is carried at its amortized cost of $46,795. The other three fixed maturity securities are classified as Level 2 fair value measurements and are carried at aggregate fair values of $9,698,884 and $9,186,445 at January 1, 2008 and March 31, 2008, respectively, that were obtained from the Company’s investment custodian using an independent pricing service which utilizes similar pricing techniques as the Company’s independent pricing service.

The fair values obtained from pricing sources are reviewed by the Company for reasonableness and any discrepancies are investigated for final valuation.

The Company’s fixed maturity securities and equity securities available-for-sale and short-term investments are measured at fair value on a recurring basis. No assets or liabilities are currently measured at fair value on a nonrecurring basis. Presented in the table below are the Company’s assets that are measured at fair value on a recurring basis, as of March 31, 2008.

Fair value measurements at March 31, 2008 using
		Quoted prices in	Significant	Significant
		active markets for	other observable	unobservable
		identical assets	inputs	inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Fixed maturity securities
available-for-sale	$ 787,931,530	$ -	$ 787,884,735	$ 46,795
Equity securities
available-for-sale	126,607,735	116,420,771	-	10,186,964
Short-term investments	133,973,913	133,973,913	-	-
	$1,048,513,178	$ 250,394,684	$ 787,884,735	$ 10,233,759

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period. Any unrealized gains or losses on these securities would be recognized in other comprehensive income. Any gains or losses from disposals or impairments of these securities would be reported as realized investment gains or losses in the Company’s income statement.

Fair value measurements using significant
unobservable inputs (Level 3)
	Fixed maturity securities	Equity securities
	available-for-sale	available-for-sale	Total

Balance at January 1, 2008	$ 743,356	$ 10,186,964	$ 10,930,320

Transfers out of Level 3	(696,561)	-	(696,561)
Balance at March 31, 2008	$ 46,795	$ 10,186,964	$ 10,233,759

9.	CONTINGENT LIABILITIES

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
CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

The following discussion and analysis of EMC Insurance Group Inc. and Subsidiaries’ financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to Interim Consolidated Financial Statements included under Item 1 of this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2007 Form 10-K.

COMPANY OVERVIEW

EMC Insurance Group Inc., a 57.1 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing 83.3 percent of consolidated premiums earned during the first three months of 2008. For purposes of this discussion, the term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the “EMC Insurance Companies.”

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included. The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

MANAGEMENT ISSUES AND PERSPECTIVES

During the first quarter of 2008 management continued to focus its efforts on facilitating profitable growth in the increasingly competitive insurance marketplace, and maintaining adequate and consistent loss and settlement expense reserves. Management also researched and made a recommendation concerning a stock repurchase program to the Company’s Board of Directors, which was approved and implemented in early March. Following is a more detailed discussion of these issues.

Profitable growth

Net premiums written for the EMC Insurance Companies’ pool are nearly unchanged in recent years due to declining premium rate levels, increased competition for good business, and higher reinsurance costs. All lines of business have experienced a decline in premium rate levels of varying magnitude over the past three years. During this period, policy retention has remained at a high level, but policy count has declined as a result of the increased competition for good business and Company initiatives to exit unprofitable business. The increase in premium rate competition is being driven by the profitable underwriting results, and resulting high capitalization levels, of the property and casualty insurance industry during the past three years. On an overall basis, premium rate levels declined approximately 3.7 percent in 2006 and 4.9 percent in 2007, and are expected to decline an additional 5.5 percent in 2008. Given this competitive pricing environment, management is not targeting a high level of premium growth. Any growth in premium income will need to come from new business writings that are carefully selected and adequately priced, and from continuing efforts to maintain, or improve, policy retention.

In response to this increasingly competitive environment, management has over the past three years formulated and implemented strategies to generate profitable growth, and is now closely monitoring and adjusting those strategies as necessary. The areas of focus have included establishing business plans to increase new business production with the Company’s independent insurance agents; improving the ease of conducting business through technological improvements; expanding on the pool participants’ three programs for writing homogenous risks: target markets, “EMC Choice” programs and safety dividend programs; implementing a more formalized process for commercial lines product development; and improving sales effectiveness skills through ongoing training.

Central to management’s business plan to increase new business production is a focus on the Company’s only distribution channel, the independent insurance agent. Management spent a considerable amount of time during the first quarter working closely with local branch underwriting and marketing personnel and their independent insurance agents to identify new business desirable to the Company. Supporting this focus on new business opportunities are sophisticated underwriting tools (including tools with predictive modeling and monitoring capabilities) that help determine whether individually submitted applications, as well as renewal business, are acceptable, and the appropriate price for each individual risk. These underwriting tools produce information in real time to underwriters as they consider a new risk, or renew an existing risk. Management is also in the early stages of implementing data mining software that is capable of producing easily accessible, highly insightful summary information that can be quickly constructed from the vast amounts of data contained in Employers Mutual’s claims system. Such information can be used to alert management of conditions that have affected the pool participants’ underwriting results. Once alerted, management can adjust underwriting practices and/or pricing to address and mitigate any developing adverse trends.

Maintaining adequate and consistent loss and settlement expense reserves

Over the past several years management has devoted a substantial amount of time and resources to improving the adequacy and consistency of the Company’s case loss reserves by implementing procedures and guidelines that assist claims personnel in establishing and maintaining proper reserve amounts. Because of these improvements in the claims handling process, favorable development on prior years’ case loss reserves was not unexpected during calendar years 2006 and 2007; however, the magnitude of the favorable development experienced during these periods was not anticipated.

From management’s perspective, investors and potential investors should not place undue emphasis on the composition of the Company’s underwriting results (i.e. the breakdown between the amount of favorable development reported on prior years’ reserves versus the indicated current accident year results) because the Company’s reserving methodology does not lend itself to that type of analysis very well. Management believes that it is important for investors and potential investors to have an appropriate understanding of the Company’s reserving methodology so that they are able to properly interpret the Company’s results of operations and make informed investment decisions. Following is a brief discussion of the Company’s reserving methodology.

Management does not use accident year loss picks to establish the Company’s carried reserves. Case loss and IBNR reserves, as well as settlement expense reserves, are established independently of each other and added together to get the Company’s total loss and settlement expense reserve estimate.

As part of the ongoing effort to enhance the effectiveness of the Company’s reserving process, the methodology was expanded during 2007 to include bulk case loss reserves. These bulk reserves supplement the aggregate reserves of the individual claim files and are used to help maintain a consistent level of overall case loss reserve adequacy. Bulk case loss reserves (both positive and negative) are established when necessary to keep the estimated adequacy of the Company’s carried case loss reserves at a level consistent with management’s best estimate of the Company’s overall liability. For financial reporting purposes, bulk case loss reserves are included in case loss reserves.

Case loss reserves are the individual reserves established for each reported claim based on the specific facts associated with each claim. Individual case loss reserves are based on the probable, or most likely, outcome for each claim, with probable outcome defined as what is most likely to be awarded if the case were to be decided by a civil court in the applicable venue or, in the case of a workers’ compensation case, by that state’s Worker’s Compensation Commission. Bulk case loss reserves are actuarially derived and are allocated to the various accident years on the basis of the underlying aggregate case loss reserves of the applicable lines of business. IBNR and settlement expense reserves are established through an actuarial process for each line of business. The IBNR and certain settlement expense reserves are allocated to the various accident years using historical claim emergence and settlement payment patterns; other settlement expense reserves are allocated to the various accident years on the basis of case loss reserves.

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

Without a proper understanding of the Company’s reserving methodology, the current and more recent accident year combined ratios can be misinterpreted. For example, the Company reported a combined ratio of

96.9 percent for the first quarter of 2008. If the large amount of favorable development experienced on prior years’ reserves during this period is added back to the losses and settlement expenses incurred for the quarter, it would appear that the 2008 accident year is generating a combined ratio of 113.7 percent. However, management’s current actuarial projections indicate that the 2008 accident year combined ratio will continue to decline as claims are settled and will ultimately reach approximately 102.5 percent.

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

The Company’s actuarial department has not completed its analysis of the overall adequacy of the Company’s loss and settlement expense reserves as of March 31, 2008; however, as of December 31, 2007, the Company’s loss and settlement expense reserves were in the upper quarter of the range of actuarial indications. Although the actuarial analysis as of December 31, 2007 indicates that the Company’s loss and settlement expense reserves are at a high level of adequacy, management is not able to predict whether, or to what extent, the Company will continue to experience favorable development on its reserves.

Authorization of $15 million stock repurchase program

On March 10, 2008, the Company’s Board of Directors authorized a $15 million stock repurchase program. This program became effective immediately and does not have an expiration date. The timing and terms of the purchases will be determined by management based on market conditions and will be conducted in accordance with the applicable rules of the Securities and Exchange Commission. Common stock purchased under this program will be retired by the Company. As of April 30, 2008, 126,930 shares of common stock had been repurchased at a cost of approximately $3.6 million. Employers Mutual has about $4.5 million remaining in its $15 million stock purchase program, which will remain dormant while the Company’s repurchase program is active.

CRITICAL ACCOUNTING POLICIES

The accounting policies considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2007 Form 10-K.

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three months ended March 31, 2008 and 2007 are as follows:

	Three months ended
	March 31,
($ in thousands)	2008	2007
Property and Casualty Insurance
Premiums earned	$ 79,090	$ 79,204
Losses and settlement expenses	47,635	41,997
Acquisition and other expenses	27,654	29,005
Underwriting profit	$ 3,801	$ 8,202

Loss and settlement expense ratio	60.2%	53.0%
Acquisition expense ratio	35.0%	36.6%
Combined ratio	95.2%	89.6%

Losses and settlement expenses:
Insured events of current year	$ 61,361	$ 57,782
Decrease in provision for insured
events of prior years	(13,726)	(15,785)

Total losses and settlement expenses	$ 47,635	$ 41,997

Catastrophe and storm losses	$ 5,648	$ 2,435

	Three months ended
	March 31,
($ in thousands)	2008	2007
Reinsurance
Premiums earned	$ 15,888	$ 15,302
Losses and settlement expenses	12,372	11,479
Acquisition and other expenses	4,401	3,681
Underwriting profit (loss)	$ (885)	$ 142

Loss and settlement expense ratio	77.9%	75.0%
Acquisition expense ratio	27.7%	24.1%
Combined ratio	105.6%	99.1%

Losses and settlement expenses:
Insured events of current year	$ 14,535	$ 13,784
Decrease in provision for insured
events of prior years	(2,163)	(2,305)

Total losses and settlement expenses	$ 12,372	$ 11,479

Catastrophe and storm losses	$ 82	$ 36

	Three months ended
	March 31,
($ in thousands)	2008	2007
Consolidated
REVENUES
Premiums earned	$ 94,978	$ 94,506
Net investment income	11,940	11,988
Realized investment gains (losses)	(2,912)	1,296
Other income	148	120
	104,154	107,910
LOSSES AND EXPENSES
Losses and settlement expenses	60,007	53,476
Acquisition and other expenses	32,055	32,686
Interest expense	214	278
Other expense	818	583
	93,094	87,023

Income before income tax expense	11,060	20,887
Income tax expense	2,841	6,186
Net income	$ 8,219	$ 14,701

Net income per share	$ 0.60	$ 1.07

Loss and settlement expense ratio	63.2%	56.6%
Acquisition expense ratio	33.7%	34.6%
Combined ratio	96.9%	91.2%

Losses and settlement expenses:
Insured events of current year	$ 75,896	$ 71,566
Decrease in provision for insured
events of prior years	(15,889)	(18,090)

Total losses and settlement expenses	$ 60,007	$ 53,476

Catastrophe and storm losses	$ 5,730	$ 2,471

Net income was $8,219,000 ($0.60 per share) for the three months ended March 31, 2008 compared to $14,701,000 ($1.07 per share) for the same period in 2007. This decline is attributed to a significant increase in catastrophe and storm losses, a decline in the amount of favorable development experienced on prior years’ reserves, and the moderate, but steady, decline in overall premium rate levels. In addition, net income was negatively impacted by $2.9 million of “other-than-temporary” investment impairment losses that were recognized on 13 securities in the Company’s equity portfolio.

Premiums Earned

Premiums earned increased 0.5 percent to $94,978,000 for the three months ended March 31, 2008 from $94,506,000 for the same period in 2007. The reinsurance segment reported an increase in premium income due to the addition of several new accounts, while the property and casualty insurance segment reported a slight decrease due to a continued decline in premium rate levels. While there is some encouragement in the stability of the premium rate declines experienced during this soft market (i.e., no free-fall in pricing as was prevalent in the previous soft market), it is expected that the competitive environment will continue at least through the remainder of 2008 due to the high level of capital within the industry, as well as current economic conditions.

Premiums earned for the property and casualty insurance segment decreased 0.1 percent to $79,090,000 for the three months ended March 31, 2008 from $79,204,000 for the same period in 2007. Underlying this small decrease in premium income is a continued decline in overall premium rate levels. Total policy count increased slightly during the first three months of 2008, with the commercial lines of business experiencing a greater increase in policy count than personal lines. New business policy count was up for both commercial and personal lines of business; however, personal lines new business premium increased 13.2 percent while commercial lines new business premium declined 12.0 percent. The growth in personal lines new business premium is coming from selected territories which management believes have greater profit potential. Retention rates remain above industry standards, with commercial lines retention rates remaining relatively steady at 86.8 percent and personal lines retention rates remaining relatively steady at 86.0 percent in personal property and 87.4 percent in personal auto. New business premium was not sufficient to offset the premium lost from declining premium rate levels and business not retained, resulting in a small decline in written premiums (1.0 percent decline in commercial lines and a 1.5 percent decline in personal lines).

Premiums earned for the reinsurance segment increased 3.8 percent to $15,888,000 for the three months ended March 31, 2008 from $15,302,000 for the same period in 2007. This increase is attributed to an increase in brokered reinsurance business, including an increase in premium on an existing account and the addition of several new accounts. Premiums earned from the Mutual Reinsurance Bureau (MRB) pool declined slightly, primarily as a result of business that was lost during 2007. Premium rate competition in the reinsurance marketplace continues to increase. This was evident during the January renewal season as the reinsurance segment experienced an overall decline in the average rate on-line for its accounts. As a result of this decline in average on-line rates, premium income for calendar year 2008 is projected to be relatively flat, with little, or no, growth.

Losses and settlement expenses

Losses and settlement expenses increased 12.2 percent to $60,007,000 for the three months ended March 31, 2008 from $53,476,000 for the same period in 2007. The loss and settlement expense ratio increased to 63.2 percent for the three months ended March 31, 2008 from 56.6 percent for the same period in 2007. Both the property and casualty insurance segment and the reinsurance segment experienced an increase in the loss and settlement expense ratio as a result of an increase in catastrophe and storm losses, a decline in the amount of favorable development experienced on prior years’ reserves, and the continued decline in premium rate levels.

The loss and settlement expense ratio for the property and casualty insurance segment increased to 60.2 percent for the three months ended March 31, 2008 from 53.0 percent for the same period in 2007. Storm losses, which were more than double the amount experienced in any first quarter since the Company began reporting catastrophe and storm losses on a quarterly basis in 1996, were a significant factor. More than half of the first quarter storm losses were attributed to a severe storm system that hit Arkansas, Mississippi and Kentucky in early February. The unusual winter tornadoes generated by this storm system added an estimated 4 points to the first quarter loss and settlement expense ratio. The Company experienced only one major loss from this storm system, but numerous small claims were filed. A decline in the amount of favorable development experienced on prior years’ reserves also contributed to the increase in the first quarter loss and settlement expense ratio. On an aggregate basis, much of the favorable development continued to come from the final settlement of closed claims. As expected, favorable development on case loss reserves declined in the first quarter; however, favorable development on IBNR reserves and settlement expense reserves was higher than expected. Finally, the moderate, but steady, decline in premium rate levels over the past several years is estimated to have added approximately 4 points to the first quarter loss and settlement expense ratio. Despite the continued reduction in premium rate levels, management was generally pleased with the performance of the underlying book of business during the first quarter of 2008.

The loss and settlement expense ratio for the reinsurance segment increased to 77.9 percent for the three months ended March 31, 2008 from 75.0 percent for the same period of 2007. This increase is attributed to an increase in the amount of large losses reported and a decline in the amount of favorable development experienced on prior years’ reserves; however, the negative impact of these items was partially offset by a smaller increase in IBNR reserves.

Acquisition and other expenses

Acquisition and other expenses declined 1.9 percent to $32,055,000 for the three months ended March 31, 2008 from $32,686,000 for the same period in 2007. The acquisition expense ratio declined to 33.7 percent for the three months ended March 31, 2008 from 34.6 percent for the same period in 2007. These declines are attributed to reductions in the amount of expense recorded for policyholder dividends, postretirement benefits and contingent commissions.

For the property and casualty insurance segment, the acquisition expense ratio decreased to 35.0 percent for the three months ended March 31, 2008 from 36.6 percent for the same period in 2007. This decrease is attributed to declines in policyholder dividend expense, postretirement benefits expense and contingent commission expense (reflecting both a decline in agents’ profit share expense and an increase in ceded contingent commission expense). The decline in policyholder dividend expense is largely due to a decrease in the estimated dividend payable on one of the Company’s safety dividend groups, which is based on the combined loss experience of the group. The decline in postretirement benefits expense reflects a decrease in the service cost component and the amortization of a prior service credit resulting from a plan amendment that became effective in the first quarter of 2008.

For the reinsurance segment, the acquisition expense ratio increased to 27.7 percent for the three months ended March 31, 2008 from 24.1 percent for the same period in 2007. This increase is primarily due to an increase in the estimate of commission expense on earned but not reported premiums, but was partially offset by a decline in contingent commission expense.

Investment results

Net investment income declined 0.4 percent to $11,940,000 for the three months ended March 31, 2008 from $11,988,000 for the same period in 2007, despite an increase in invested assets. This decline in investment income was caused by a significant amount of call activity on the Company’s U.S. Government Agency securities during the first quarter as a result of the declining interest rate environment. The proceeds from these called securities were invested in short-term securities until attractive long-term opportunities could be identified. As of March 31, 2008, approximately 55 percent of the $211 million in proceeds received from called securities had been reinvested in long-term securities, including $40 million in municipal bonds yielding 5.0 percent to 5.4 percent, $18 million in 10-year corporate bonds yielding 6.0 percent to 7.25 percent, and $7.5 million in commercial mortgage-backed securities yielding 6.7 percent. Once all the proceeds are reinvested, net investment income is expected to increase. The total rate of return on the Company’s equity portfolio was negative 10.25 percent, compared to a negative 9.44 percent for the S&P 500. The current annualized yield on the bond portfolio is 4.9 percent and the effective duration is 4.76 years, which is up from 3.75 years at year-end 2007.

The Company reported net realized investment losses of $2,912,000 for the three months ended March 31, 2008, compared to net realized investment gains of $1,296,000 for the same period in 2007. The Company recognized “other-than-temporary” investment impairment losses totaling $2,902,000 on 13 equity securities during the first quarter of 2008, compared to $60,000 on three equity securities during the first quarter of 2007. These impairment losses were recognized because the Company’s equity manager indicated that these securities, which were in an unrealized loss position, would likely be sold before they recovered to their cost basis. As a result, the intent to hold these securities to recovery did not exist. The net realized investment gains of 2007 were produced primarily by transactions in the Company’s equity portfolio.

Other expense

The increase in other expense is largely due to foreign currency exchange losses recognized by the reinsurance subsidiary on the foreign reinsurance contracts assumed from Employers Mutual under the Quota Share Agreement.

Income tax

Income tax expense decreased 54.1 percent to $2,841,000 for the three months ended March 31, 2008 from $6,186,000 for the same period in 2007. The effective tax rate for the three months ended March 31, 2008 was 25.7 percent, compared to 29.6 percent for the same period in 2007. The fluctuation in the effective tax rate reflects the change in pre-tax income earned during these periods relative to the amount of tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations. The Company had positive cash flows from operations of $5,368,000 during the first three months of 2008, compared to negative cash flows from operations of $6,657,000 during the same period of 2007. The negative cash flows during the first three months of 2007 are primarily due to large income tax payments made by the Company’s insurance subsidiaries. Income taxes are paid by Employers Mutual and the Company’s insurance subsidiaries reimburse Employers Mutual for their share of the payment. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims. These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity. When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies. In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. As of March 31, 2008, the Company did not have any significant variations between the maturity dates of its investments and the expected payments of its loss and settlement expense reserves.

The Company is a holding company whose principal asset is its investment in its insurance subsidiaries. As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet all obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase program. State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval. The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2008 without prior regulatory approval is approximately $46,779,000. The Company received $8,250,000 and $1,125,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $2,480,000 and $2,339,000 in the first three months of 2008 and 2007, respectively.

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

The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to pay claims and expenses. At March 31, 2008, approximately 42 percent of the Company’s fixed maturity securities were in U.S. government or U.S. government-sponsored agency securities. This is down from approximately 55 percent at December 31, 2007 due to a significant amount of call activity on the Company’s U.S. government agency securities that occurred during the first quarter due to the declining interest rate environment. The proceeds from these called securities were invested in short-term securities until attractive long-term opportunities could be identified. A variety of maturities are maintained in the Company’s portfolio to assure adequate liquidity. The maturity structure of the fixed maturity securities is also established by the relative attractiveness of yields on short, intermediate and long-term securities. The Company does not invest in high-yield, non-investment grade debt securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

The Company considers itself to be a long-term investor and generally purchases fixed maturity securities with the intent to hold them to maturity. Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio. The Company had net unrealized holding gains, net of deferred taxes, on fixed maturity securities available-for-sale totaling $11,780,000 and $12,298,000 at March 31, 2008 and December 31, 2007, respectively. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments is not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

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

The Company held $93,000 and $102,000 in minority ownership interests in limited partnerships and limited liability companies at March 31, 2008 and December 31, 2007, respectively. The Company does not hold any other unregistered securities.

The Company’s cash balance was $34,000 and $263,000 at March 31, 2008 and December 31, 2007, respectively.

During the first three months of 2008, Employers Mutual made no contributions to either the postretirement benefit plans’ VEBA trust or the pension plans. In 2008, Employers Mutual expects to make contributions totaling $4,400,000 to the pension plans and $2,700,000 to the postretirement benefit plans’ VEBA trust.

Employers Mutual contributed $3,500,000 to its pension plan and $3,800,000 to its postretirement benefit plans in 2007. During the first three months of 2007, Employers Mutual contributed $3,300,000 to the postretirement benefit plans’ VEBA trust, but did not make any contributions to the pension plans. The Company reimbursed Employers Mutual $1,069,000 for its share of the pension contribution in 2007 (no reimbursement was paid in the first three months of 2007) and $1,083,000 for its share of the postretirement benefit plans contributions in 2007 (including $941,000 upon the settlement of the first quarter 2007 inter-company balances).

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations. For the Company’s insurance subsidiaries, capital resources are required to support premium writings. Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one. On an annualized basis, all of the Company’s insurance subsidiaries were well under this guideline at March 31, 2008.

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

The Company had total cash and invested assets with a carrying value of $1.0 billion as of March 31, 2008 and December 31, 2007. The following table summarizes the Company’s cash and invested assets as of the dates indicated:

	March 31, 2008
			Percent of
	Amortized	Fair	Total	Carrying
($ in thousands)	Cost	Value	Fair Value	Value
Fixed maturity securities held-to-maturity	$ 626	$ 685	0.1%	$ 626
Fixed maturity securities available-for-sale	769,808	787,931	75.1%	787,931
Equity securities available-for-sale	94,194	126,608	12.1%	126,608
Cash	34	34	-	34
Short-term investments	133,974	133,974	12.7%	133,974
Other long-term investments	93	93	-	93
	$ 998,729	$ 1,049,325	100.0%	$ 1,049,266

	December 31, 2007
			Percent of
	Amortized	Fair	Total	Carrying
($ in thousands)	Cost	Value	Fair Value	Value
Fixed maturity securities held-to-maturity	$ 637	$ 689	0.1%	$ 637
Fixed maturity securities available-for-sale	825,328	844,248	81.4%	844,248
Equity securities available-for-sale	97,847	139,428	13.4%	139,428
Cash	263	263	-	263
Short-term investments	53,295	53,295	5.1%	53,295
Other long-term investments	102	102	-	102
	$ 977,472	$ 1,038,025	100.0%	$ 1,037,973

The amortized cost and estimated fair value of fixed maturity and equity securities at March 31, 2008 were as follows:

	Held-to-Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
Mortgage-backed securities	$ 626	$ 59	$ -	$ 685
Total securities held-to-maturity	$ 626	$ 59	$ -	$ 685

	Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$ 4,725	$ 429	$ -	$ 5,154
U.S. government-sponsored agencies	321,390	6,708	-	328,098
Obligations of states and political subdivisions	298,247	7,587	1,350	304,484
Mortgage-backed securities	16,667	586	16	17,237
Public utility securities	6,003	409	-	6,412
Debt securities issued by foreign governments	6,718	158	-	6,876
Corporate securities	116,058	4,109	497	119,670
Total fixed maturity securities	769,808	19,986	1,863	787,931

Common stocks	70,194	36,962	1,645	105,511
Non-redeemable preferred stocks	24,000	-	2,903	21,097
Total equity securities	94,194	36,962	4,548	126,608
Total securities available-for-sale	$ 864,002	$ 56,948	$ 6,411	$ 914,539

The $11 million of surplus notes issued by the reinsurance subsidiary to Employers Mutual were redeemed in the fourth quarter of 2007, along with accrued interest. The $25 million of surplus notes issued by the property and casualty insurance subsidiaries to Employers Mutual remain outstanding; however, effective February 1, 2008 the interest rate on these surplus notes was increased from 3.09 percent to 3.60 percent. Future reviews of the interest rate on the surplus notes will be conducted by the Inter-Company Committees of the Boards of Directors of the Company and Employers Mutual every five years. Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile. The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries. The Company’s subsidiaries incurred interest expense of $214,000 and $278,000 during the first three months of 2008 and 2007, respectively, on these surplus notes.

As of March 31, 2008, the Company had no material commitments for capital expenditures.

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

Investments

The Company’s fixed maturity securities and equity securities available-for-sale and short-term investments are measured at fair value on a recurring basis. No assets or liabilities are currently measured at fair value on a nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value:

Level 1- Unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2- Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

Level 3- Prices or valuation techniques that require significant unobservable inputs. The unobservable inputs and may reflect the Company’s own assumptions about the assumptions that market participants would use.

The Company uses an independent pricing source to obtain the estimated fair value of a majority of its securities. The fair value is based on quoted market prices, where available. This is typically the case for equity securities and short-term investments, which are accordingly classified as Level 1 fair value measurements. In cases where quoted market prices are not available, fair value is based on a variety of valuation techniques depending on the type of security. Many of the fixed maturity securities in the Company’s portfolio do not trade on a daily basis; however, observable inputs are utilized in their valuations, and these securities are therefore classified as Level 2 fair value measurements. Following is a brief description of the various pricing techniques used by the independent pricing service for different asset classes.

•

U.S. Treasury securities (including bonds, notes, and bills) are priced according to a number of live data sources, including active market makers and inter-dealer brokers. The pricing service reviews the prices from these sources on the basis of the sources’ historical accuracy for individual issues and maturity ranges.

•

U.S. government-sponsored agencies and corporate securities (including fixed-rate corporate bonds, medium-term notes, and retail notes) are priced through determining a bullet (non-call) spread scale for each issuer for maturities going out to forty years. These spreads represent credit risk and are obtained from the new issue market, secondary trading, and dealer quotes. An option adjusted spread model is incorporated to adjust spreads of issues that have early redemption features. The final spread is then added to the U.S. Treasury curve. For notes with odd coupon payment dates, a cash discounting yield/price routine calculates prices from final yields.

•

Preferred stocks are priced by calculating the appropriate spread (with the spread representing additional yield required for credit, refunding, and/or liquidity risks) over a comparable U.S. Treasury security. Benchmark quotes are obtained on liquid issues, and both the listed and new issue markets are followed with a focus on changing market conditions. Special attention is given to issues with active sinking fund or early redemption features.

•

Obligation of states and political subdivisions are priced by tracking and analyzing actively quoted issues and trades reported by the Municipal Securities Rulemaking Board (MSRB). Municipal bonds with similar characteristics are grouped together into market sectors, and internal yield curves are constructed daily for these sectors. Individual bond evaluations are extrapolated from these sectors, with the ability to make individual spread adjustments for attributes such as discounts, premiums, alternative minimum tax, and/or whether or not the bond is callable.

•

Mortgage-backed securities are priced with models using spreads and other information solicited from Wall Street buy- and sell-side sources, including primary and secondary dealers, portfolio managers, and research analysts, to produce pricing for each tranche. To determine a tranche’s price, first the cash flow for each tranche is generated (using consensus prepayment speed assumptions including, as appropriate, a proprietary prepayment projection based on historical statistics of the underlying collateral), then a benchmark yield is determined (in relation to the U.S. Treasury curve for the maturity corresponding to the tranche’s average life estimate), and finally collateral performance and tranche level attributes are incorporated to adjust the benchmark yield to determine the tranche-specific spread. This is then used to discount the cash flows to generate the price. When cash flows or other security structure or market information is not available to appropriately price a security, broker quotes may be used with a zero spread bid-side valuation, resulting in the same values for the mean and ask prices.

On a quarterly basis the Company receives from its pricing service a list of fixed maturity securities that were priced solely from broker quotes. Since this is not an observable input, any fixed maturity security in the Company’s portfolio that is on this list is classified as a Level 3 fair value measurement. At January 1, 2008, one of the Company’s fixed maturity securities (Continental Airlines) was on this list and was reported at the fair value provided by the pricing service ($697,000). This security was subsequently priced by the pricing service using observable inputs (as described above), and was transferred from the Level 3 fair value measurement category to the Level 2 fair value measurement category at March 31, 2008.

A small number of the Company’s securities are not priced by the independent pricing service. Two of the Company’s equity securities are reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC). These securities are reported as Level 3 fair value measurements since the SVO is not able to use reliable observable inputs in its valuations. The SVO establishes a per share price for Insurance Services Office Inc. (ISO) Class B shares by averaging Class B trades during the past year and reviewing the quarterly valuations produced by a nationally recognized independent firm for the Class A shares (Class B shares typically trade at approximately 60 percent of the fair value of the Class A shares). This valuation is typically performed twice a year, and resulted in a fair value of $10,180,000 for the Class B shares held by the Company at both December 31, 2007 and March 31, 2008. The SVO establishes a per share price for the other equity security based on an annual review of that company’s financial statements. This review is typically performed in the second quarter, and resulted in a fair value of $7,000 for the shares held by the Company at both December 31, 2007 and March 31, 2008. The remaining four securities not priced by the Company’s independent pricing service are fixed maturity securities. One of the securities is classified as a Level 3 fair value measurement and is carried at its amortized cost of $47,000. The other three fixed maturity securities are classified as Level 2 fair value measurements and are carried at aggregate fair values of $9,699,000 and $9,186,000 at January 1, 2008 and March 31, 2008, respectively, that were obtained from the Company’s investment custodian using an independent pricing service which utilizes similar pricing techniques as the Company’s independent pricing service.

The fair values obtained from pricing sources are reviewed by the Company for reasonableness and any discrepancies are investigated for final valuation.

Investment Impairments and Considerations

The Company recorded $2,902,000 of “other-than-temporary” investment impairment losses in the first three months of 2008 on thirteen equity securities. These impairment losses were recognized because the Company’s outside equity manager indicated that they would likely sell these securities, which were in an unrealized loss position, before they recovered to their cost basis. As a result, the intent to hold these securities to recovery did not exist. The Company recorded $60,000 of “other-than-temporary” investment impairment losses during the first three months of 2007 on three equity securities.

The Company has no direct exposure to sub-prime residential lending, holding only $4,103,000 of residential mortgage-backed securities, all of which are seasoned Government National Mortgage Association thirty year fixed maturity securities. No residential collateralized debt obligations or collateralized mortgage obligations are held.

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

At March 31, 2008, the Company had unrealized losses on held-to-maturity and available-for-sale securities as presented in the table below. The estimated fair value is based on quoted market prices, where available. In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security. None of these securities are considered to be in concentrations by either security type or industry. The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired. Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. Based on these factors, and the Company’s ability and intent to hold the securities until recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at March 31, 2008. Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $4,167,000, net of tax; however, the Company’s financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of March 31, 2008.

		Unrealized
Description of securities	Fair value	losses
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
Less than six months	$ 110,975	$ 1,714
Six to twelve months	117	3
Twelve months or longer	7,685	146
Total fixed maturity securities	118,777	1,863

Equity securities:
Less than six months	28,114	2,833
Six to twelve months	6,785	1,715
Twelve months or longer	-	-
Total equity securities	34,899	4,548

Total temporarily
impaired securities	$ 153,676	$ 6,411

The Company’s investment in US Freightways Corporation fixed maturity securities (non-investment grade) had an unrealized loss of $73,000 at March 31, 2008. The Company’s only other non-investment grade fixed maturity security (Great Lakes Chemical Corporation) was in an unrealized gain position. The Company does not purchase non-investment grade securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

The Company recognized $3,369,000 of gross realized losses in the first three months of 2008. The gross realized losses included $467,000 from the sale of equity securities and $2,902,000 of “other-than-temporary” investment impairment losses on thirteen equity securities. Gross realized losses totaling $1,370,000 were associated with securities that were in an unrealized loss position for three months or less and $1,999,000 were associated with securities that were in an unrealized loss position for over three months to six months. No realized losses were recognized on fixed maturity securities.

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

The following table reflects the Company’s contractual obligations as of March 31, 2008. Included in the table are the estimated payments that the Company expects to make in the settlement of its loss reserves and with respect to its long-term debt. One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014. Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021. All lease costs are included as expenses under the pooling agreement, after allocation of the portion of these expenses to the subsidiaries that do not participate in the pool. The table reflects the Company’s current 30.0 percent aggregate participation in the pooling agreement. The Company’s contractual obligation for long-term debt did not change from that presented in the Company’s 2007 Form 10-K.

	Payments due by period
		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
Contractual obligations	($ in thousands)
Loss and settlement expense
reserves (1)	$ 551,417	$ 216,211	$ 198,841	$ 76,757	$ 59,608
Long-term debt (2)	25,000	-	-	-	25,000
Interest expense on
long-term debt (3)	8,862	773	1,789	1,800	4,500
Real estate operating leases	7,995	851	2,258	1,805	3,081
Total	$ 593,274	$ 217,835	$ 202,888	$ 80,362	$ 92,189

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

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business. Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states. Many states allow these assessments to be recovered through premium tax offsets. Estimated guaranty fund assessments of $1,419,000 and $1,714,000 and related premium tax offsets of $1,478,000 and $1,057,000 have been accrued as of March 31, 2008 and December 31, 2007, respectively. The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments. The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ a worker with a pre-existing disability. Estimated second-injury fund assessments of $1,564,000 and $1,656,000 have been accrued as of March 31, 2008 and December 31, 2007, respectively. The second injury fund assessment accruals are based on projected loss payments. The periods over which the assessments will be paid is not known.

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

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted the requirements of SFAS 157 effective January 1, 2008, which resulted additional disclosures, but no impact on operating results.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 includes a requirement to measure the defined benefit plan assets and obligations as of the end of the employer’s fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. SFAS 158 provides two approaches to measure the adjustment from a previously reported non-fiscal year-end measurement date to a fiscal year-end measurement date, both of which require the adjustment be recorded to beginning retained earnings and “accumulated other comprehensive income”, as applicable. SFAS 158 does not change the method of calculating the net periodic cost that existed under previous guidance. Effective January 1, 2008, the Company elected to apply the approach under which the Company’s previous November 1, 2007 measurement date was used to obtain the adjustment for the two month transition period. As a result, on January 1, 2008, the Company recorded a $206,000 decrease to retained earnings and a $46,000 decrease to “accumulated other comprehensive income” to record the net periodic cost associated with the two month transition period.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits reporting entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). The unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. As it relates to the Company’s financial reporting, the Company would be permitted to elect fair value recognition of fixed maturity and equity investments currently classified as either available-for-sale or held-to-maturity, and report the unrealized gains and losses from these investments in earnings going forward. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other fixed maturity securities to maturity in the future. The provisions of this statement are effective beginning with the first fiscal year that begins after November 15, 2007. The Company adopted the requirements of SFAS 159 effective January 1, 2008, but did not elect the fair value option. Therefore, adoption of this statement had no effect of the operating results of the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141, “Business Combinations”; however, it retains the fundamental requirements of SFAS No. 141 in that the acquisition method of accounting (referred to as “purchase method” in SFAS 141) be used for all business combinations. SFAS 141 (revised) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of this statement is not expected to have any effect on the operating results of the Company.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides issuers the opportunity to make cautionary statements regarding forward-looking statements. Accordingly, any forward-looking statement contained in this report is based on management’s current beliefs, assumptions and expectations of the Company’s future performance, taking into account all information currently available to management. These beliefs, assumptions and expectations can change as the result of many possible events or factors, not all of which are known to management. If a change occurs, the Company’s business, financial condition, liquidity, results of operations, plans and objectives may vary materially from those expressed in the forward-looking statements. The risks and uncertainties that may affect the actual results of the Company include, but are not limited to, the following: catastrophic events and the occurrence of significant severe weather conditions; the adequacy of loss and settlement expense reserves; state and federal legislation and regulations; changes in our industry, interest rates or the performance of financial markets and the general economy; rating agency actions and other risks and uncertainties inherent to the Company’s business, including those discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K. Management intends to identify forward-looking statements when using the words “believe”, “expect”, “anticipate”, “estimate”, “project” or similar expressions. Undue reliance should not be placed on these forward-looking statements.

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

Further analysis of the components of the Company’s market risk (including interest rate risk, equity price risk, credit quality risk, and prepayment risk) can be found in the Company’s 2007 Form 10-K.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first three months of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended March 31, 2008:

				(c) Total number		(d) Maximum number
	(a) Total		(b) Average	of shares (or		(or approximate dollar
	number of		price	units) purchased		value) of shares
	shares		paid	as part of publicly		(or units) that may yet
	(or units)		per share	announced plans		be purchased under
Period	purchased		(or unit)	or programs		the plans or programs

1/1/08 - 1/31/08	11,648	(1)	$ 23.99	-	(3)	$ 4,490,561

2/1/08 - 2/29/08	401	(1)	22.05	-	(3)	4,490,561

3/1/08 - 3/31/08	56,218	(1)	28.04	54,899	(2)	13,460,771
					(3)	4,490,561

Total	68,267		$ 27.31	54,899		$ 17,951,332

(1) 375, 401 and 1,319 shares were purchased in the open market in January, February and March, respectively, to fulfill the Company’s obligations under its dividend reinvestment and common stock purchase plan. 11,273 shares were purchased in the open market in January under Employers Mutual Casualty Company’s employee stock purchase plan.

(2) On March 10, 2008, the Company’s Board of Directors authorized a $15 million stock repurchase program. This purchase program was effective immediately and does not have an expiration date.

(3) On May 12, 2005, the Company announced that its parent company, Employers Mutual Casualty Company, had initiated a $15 million stock purchase program under which Employers Mutual would purchase shares of the Company’s common stock in the open market. This purchase program was effective immediately and does not have an expiration date. This program will remain dormant while the Company’s repurchase program is active.

ITEM 6.	EXHIBITS

10.19	Surplus Note – EMCASCO Insurance Company.

10.20	Surplus Note – Illinois EMCASCO Insurance Company.

10.21	Surplus Note – Dakota Fire Insurance Company.

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President & Chief Executive Officer

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and
Chief Financial Officer

Date: May 9, 2008

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit number	Item	Page number

10.19	Surplus Note – EMCASCO Insurance Company.	40

10.20	Surplus Note – Illinois EMCASCO Insurance Company.	42

10.21	Surplus Note – Dakota Fire Insurance Company.	44

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	46

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	47

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	48

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	49