Form 10-Q
period 2008-06-30
EMC INSURANCE GROUP INC
filed 2008-08-08
CIK 356130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒
Non accelerated filer	☐	Smaller reporting company	☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common stock, $1.00 par value	13,419,185

Total pages	64

Signatures	43

Index to Exhibits	44

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost
(fair value $673,268 and $688,728)	$ 619,366	$ 636,969
Securities available-for-sale, at fair value
(amortized cost $766,998,980 and $766,462,351)	777,601,051	785,253,286
Fixed maturity securities on loan:
Securities available-for-sale, at fair value
(amortized cost $25,431,883 and $58,865,232)	25,471,094	58,994,666
Equity securities available-for-sale, at fair value
(cost $96,791,488 and $97,847,545)	131,165,279	139,427,726
Other long-term investments, at cost	84,481	101,988
Short-term investments, at cost	94,566,911	53,295,310
Total investments	1,029,508,182	1,037,709,945

Balances resulting from related party transactions with
Employers Mutual:
Reinsurance receivables	36,213,312	33,272,405
Prepaid reinsurance premiums	3,900,139	4,465,836
Deferred policy acquisition costs	34,198,513	34,687,804
Defined benefit retirement plan, prepaid asset	10,778,698	11,451,758
Other assets	3,692,486	2,488,309

Cash	(55,305)	262,963
Accrued investment income	11,230,748	11,288,005
Accounts receivable	296,872	81,141
Income taxes recoverable	4,447,824	3,595,645
Deferred income taxes	8,201,093	1,682,597
Goodwill	941,586	941,586
Securities lending collateral	26,273,030	60,785,148
Total assets	$ 1,169,627,178	$ 1,202,713,142

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2008	2007
LIABILITIES
Balances resulting from related party transactions with
Employers Mutual:
Losses and settlement expenses	$ 563,712,646	$ 551,602,006
Unearned premiums	153,812,154	158,156,683
Other policyholders' funds	6,738,124	8,273,187
Surplus notes payable	25,000,000	25,000,000
Indebtedness to related party	7,797,261	5,918,396
Employee retirement plans	11,405,534	10,518,351
Other liabilities	28,735,279	22,107,379

Securities lending obligation	26,273,030	60,785,148
Total liabilities	823,474,028	842,361,150

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000
shares; issued and outstanding, 13,562,099
shares in 2008 and 13,777,880 shares in 2007	13,562,099	13,777,880
Additional paid-in capital	102,158,604	108,030,228
Accumulated other comprehensive income	32,712,994	42,961,904
Retained earnings	197,719,453	195,581,980
Total stockholders' equity	346,153,150	360,351,992
Total liabilities and stockholders' equity	$ 1,169,627,178	$ 1,202,713,142

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

All balances presented below, with the exception of net investment income, realized investment gains (losses) and income tax expense (benefit), are the result of related party transactions with Employers Mutual.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES
Premiums earned	$ 96,617,696	$ 99,498,684	$ 191,595,481	$ 194,005,069
Investment income, net	11,999,354	11,654,573	23,939,587	23,642,540
Realized investment gains (losses)	370,970	216,851	(2,541,007)	1,513,291
Other income	160,571	151,024	307,898	270,901
	109,148,591	111,521,132	213,301,959	219,431,801
LOSSES AND EXPENSES
Losses and settlement expenses	80,336,977	56,414,112	140,343,685	109,890,072
Dividends to policyholders	1,851,840	2,794,606	2,276,008	3,736,715
Amortization of deferred policy acquisition costs	21,894,170	22,493,487	44,405,267	44,271,628
Other underwriting expenses	8,010,436	9,014,918	17,129,901	18,980,811
Interest expense	225,000	278,100	439,375	556,200
Other expense	410,019	549,692	1,228,016	1,133,052
	112,728,442	91,544,915	205,822,252	178,568,478

Income (loss) before income tax expense (benefit)	(3,579,851)	19,976,217	7,479,707	40,863,323

INCOME TAX EXPENSE (BENEFIT)
Current	(1,627,267)	6,417,931	1,080,498	13,237,331
Deferred	(1,012,254)	(432,141)	(879,447)	(1,065,836)
	(2,639,521)	5,985,790	201,051	12,171,495

Net income (loss)	$ (940,330)	$ 13,990,427	$ 7,278,656	$ 28,691,828

Net income (loss) per common share
-basic and diluted	$ (0.07)	$ 1.02	$ 0.53	$ 2.09

Dividend per common share	$ 0.18	$ 0.17	$ 0.36	$ 0.34

Average number of common shares outstanding
-basic and diluted	13,653,462	13,761,285	13,715,977	13,756,816

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss)	$ (940,330)	$ 13,990,427	$ 7,278,656	$ 28,691,828

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on
investment securities, before deferred income
tax expense (benefit)	(5,151,467)	(4,409,799)	(18,026,484)	1,129,920
Deferred income tax expense (benefit)	(1,803,012)	(1,543,428)	(6,309,269)	395,474
	(3,348,455)	(2,866,371)	(11,717,215)	734,446

Reclassification adjustment for realized
investment (gains) losses included in net
income, before income tax (expense) benefit	(370,970)	(216,851)	2,541,007	(1,513,291)
Income tax (expense) benefit	(129,840)	(75,898)	889,352	(529,652)
	(241,130)	(140,953)	1,651,655	(983,639)

Adjustment for amounts recognized in net income (loss)
associated with Employers Mutual's retirement
benefit plans, before deferred income tax
expense (benefit):
Net actuarial loss	14,846	15,106	29,692	30,212
Prior service cost (credit)	(120,456)	33,227	(240,912)	66,454
	(105,610)	48,333	(211,220)	96,666
Deferred income tax expense (benefit)	(36,964)	16,917	(73,927)	33,834
	(68,646)	31,416	(137,293)	62,832

Other comprehensive loss	(3,658,231)	(2,975,908)	(10,202,853)	(186,361)

Total comprehensive income (loss)	$ (4,598,561)	$ 11,014,519	$ (2,924,197)	$ 28,505,467

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 7,278,656	$ 28,691,828

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Balances resulting from related party transactions
with Employers Mutual:
Losses and settlement expenses	12,110,640	(3,808,386)
Unearned premiums	(4,344,529)	(924,732)
Other policyholders' funds	(1,535,063)	747,333
Indebtedness to related party	1,878,865	(17,178,859)
Employee retirement plans	920,323	1,391,806
Reinsurance receivables	(2,940,907)	(3,331,261)
Prepaid reinsurance premiums	565,697	492,147
Commission payable	(6,000,936)	(6,357,965)
Interest payable	(333,125)	(556,200)
Prepaid assets	(1,545,365)	(2,432,563)
Deferred policy acquisition costs	489,291	80,964
Stock-based compensation plans	132,265	11,908
Other, net	(2,675,632)	298,481

Accrued investment income	57,257	162,566
Accrued income tax:
Current	(820,492)	449,049
Deferred	(879,447)	(1,065,836)
Realized investment (gains) losses	2,541,007	(1,513,291)
Accounts receivable	(215,731)	(200,250)
Amortization of premium/discount on
fixed maturity securities	394,028	471,703
	(2,201,854)	(33,263,386)
Net cash provided by (used in) operating activities	$ 5,076,802	$ (4,571,558)

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Six months ended
	June 30,
	2008	2007
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities
held-to-maturity	$ 17,801	$ 29,828
Purchases of fixed maturity securities
available-for-sale	(217,113,824)	(66,578,729)
Disposals of fixed maturity securities
available-for-sale	265,721,315	65,946,369
Purchases of equity securities
available-for-sale	(19,273,464)	(22,593,773)
Disposals of equity securities
available-for-sale	17,662,297	19,071,934
Disposals of other long-term investments	17,507	432,708
Net (purchases) sales of short-term investments	(41,271,600)	12,403,005
Net cash provided by investing activities	5,760,032	8,711,342

CASH FLOWS FROM FINANCING ACTIVITIES
Balances resulting from related party transactions
with Employers Mutual:
Issuance of common stock through Employers
Mutual's incentive stock option plans	797,291	489,949
Dividends paid to Employers Mutual	(2,825,227)	(2,645,999)

Repurchase of common stock	(7,016,961)	-
Dividends paid to public stockholders	(2,110,205)	(2,032,538)
Net cash used in financing activities	(11,155,102)	(4,188,588)

NET DECREASE IN CASH	(318,268)	(48,804)
Cash at the beginning of the year	262,963	196,274

Cash at the end of the quarter	$ (55,305)	$ 147,470

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

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits reporting entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). The unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. As it relates to the Company’s financial reporting, the Company would be permitted to elect fair value recognition of fixed maturity and equity securities currently classified as either available-for-sale or held-to-maturity, and report future unrealized gains and losses from these securities in earnings. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other fixed maturity securities to maturity in the future. The provisions of this statement are effective beginning with the first fiscal year that begins after November 15, 2007. The Company adopted the requirements of SFAS 159 effective January 1, 2008, but did not elect the fair value option. Therefore, adoption of this statement had no effect on the operating results of the Company.

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

          The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months and six months ended June 30, 2008 and 2007 is presented below.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Premiums written
Direct	$ 52,557,837	$ 50,025,581	$ 104,617,389	$ 98,374,516
Assumed from nonaffiliates	556,874	756,345	1,243,221	1,568,662
Assumed from affiliates	101,799,884	108,704,588	197,926,402	204,193,739
Ceded to nonaffiliates	(5,603,637)	(6,106,441)	(11,324,682)	(12,447,700)
Ceded to affiliates	(52,557,837)	(50,025,581)	(104,617,389)	(98,374,516)
Net premiums written	$ 96,753,121	$ 103,354,492	$ 187,844,941	$ 193,314,701

Premiums earned
Direct	$ 53,567,100	$ 49,596,018	$ 105,272,711	$ 97,563,565
Assumed from nonaffiliates	604,284	781,259	1,395,285	1,725,459
Assumed from affiliates	102,027,445	105,176,378	202,090,575	205,219,453
Ceded to nonaffiliates	(6,014,033)	(6,458,953)	(11,890,379)	(12,939,843)
Ceded to affiliates	(53,567,100)	(49,596,018)	(105,272,711)	(97,563,565)
Net premiums earned	$ 96,617,696	$ 99,498,684	$ 191,595,481	$ 194,005,069

Losses and settlement expenses incurred
Direct	$ 46,913,731	$ 18,744,436	$ 79,505,158	$ 46,392,431
Assumed from nonaffiliates	585,877	579,637	1,309,462	980,361
Assumed from affiliates	85,307,428	59,654,870	145,213,488	116,370,879
Ceded to nonaffiliates	(5,556,328)	(3,820,395)	(6,179,265)	(7,461,168)
Ceded to affiliates	(46,913,731)	(18,744,436)	(79,505,158)	(46,392,431)
Net losses and settlement
expenses incurred	$ 80,336,977	$ 56,414,112	$ 140,343,685	$ 109,890,072

4.	SEGMENT INFORMATION

          The Company’s operations consist of a property and casualty insurance segment and a reinsurance segment. The property and casualty insurance segment writes both commercial and personal lines of insurance, with a focus on medium-sized commercial accounts. The reinsurance segment provides reinsurance for other insurers and reinsurers. The segments are managed separately due to differences in the insurance products sold and the business environments in which they operate.

Summarized financial information for the Company’s segments is as follows:

	Property and
Three months ended	casualty		Parent
June 30, 2008	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 78,463,944	$ 18,153,752	$ -	$ 96,617,696

Underwriting profit (loss)	(15,978,968)	503,241	-	(15,475,727)
Net investment income	8,947,910	3,010,099	41,345	11,999,354
Realized investment gains	291,436	79,534	-	370,970
Other income	160,571	-	-	160,571
Interest expense	225,000	-	-	225,000
Other expenses (income)	154,370	(77,770)	333,419	410,019
Income (loss) before income
tax expense (benefit)	$ (6,958,421)	$ 3,670,644	$ (292,074)	$ (3,579,851)

	Property and
Three months ended	casualty		Parent
June 30, 2007	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 79,803,159	$ 19,695,525	$ -	$ 99,498,684

Underwriting profit	3,722,141	5,059,420	-	8,781,561
Net investment income	8,667,075	2,926,302	61,196	11,654,573
Realized investment gains	184,283	32,568	-	216,851
Other income	151,024	-	-	151,024
Interest expense	193,125	84,975	-	278,100
Other expenses	176,329	171,008	202,355	549,692
Income (loss) before income
tax expense (benefit)	$ 12,355,069	$ 7,762,307	$ (141,159)	$ 19,976,217

	Property and
Six months ended	casualty		Parent
June 30, 2008	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 157,554,354	$ 34,041,127	$ -	$ 191,595,481

Underwriting loss	(12,177,518)	(381,862)	-	(12,559,380)
Net investment income	17,937,726	5,922,765	79,096	23,939,587
Realized investment losses	(1,767,491)	(773,516)	-	(2,541,007)
Other income	307,898	-	-	307,898
Interest expense	439,375	-	-	439,375
Other expenses	298,876	294,203	634,937	1,228,016
Income (loss) before income
tax expense (benefit)	$ 3,562,364	$ 4,473,184	$ (555,841)	$ 7,479,707

Assets	$ 887,165,394	$ 270,439,643	$ 346,845,999	$ 1,504,451,036
Eliminations	-	-	(333,633,938)	(333,633,938)
Reclassifications	(27,872)	(1,162,048)	-	(1,189,920)
Net assets	$ 887,137,522	$ 269,277,595	$ 13,212,061	$ 1,169,627,178

	Property and
Six months ended	casualty		Parent
June 30, 2007	insurance	Reinsurance	company	Consolidated
Premiums earned	$ 159,007,479	$ 34,997,590	$ -	$ 194,005,069

Underwriting profit	11,924,384	5,201,459	-	17,125,843
Net investment income	17,561,611	5,947,671	133,258	23,642,540
Realized investment gains	1,326,276	187,015	-	1,513,291
Other income	270,901	-	-	270,901
Interest expense	386,250	169,950	-	556,200
Other expenses	473,226	175,800	484,026	1,133,052
Income (loss) before income
tax expense (benefit)	$ 30,223,696	$ 10,990,395	$ (350,768)	$ 40,863,323

Assets	$ 987,101,931	$ 295,694,244	$ 332,958,628	$ 1,615,754,803
Eliminations	-	-	(328,957,189)	(328,957,189)
Reclassifications	-	(1,058,309)	498,817	(559,492)
Net assets	$ 987,101,931	$ 294,635,935	$ 4,500,256	$ 1,286,238,122

          The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three months and six months ended June 30, 2008 and 2007, by line of business.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Property and casualty insurance segment
Commercial lines:
Automobile	$ 17,131,598	$ 17,851,571	$ 34,652,631	$ 35,691,542
Property	15,141,220	15,452,299	30,413,109	30,754,633
Workers' compensation	16,227,773	15,570,672	32,171,211	30,707,239
Liability	17,095,169	17,673,490	34,396,379	35,442,460
Other	2,204,430	2,129,900	4,378,590	4,229,021
Total commercial lines	67,800,190	68,677,932	136,011,920	136,824,895

Personal lines:
Automobile	5,627,382	5,879,395	11,352,533	11,732,477
Property	4,881,039	5,084,905	9,876,895	10,127,436
Liability	155,333	160,927	313,006	322,671
Total personal lines	10,663,754	11,125,227	21,542,434	22,182,584
Total property and casualty insurance	$ 78,463,944	$ 79,803,159	$ 157,554,354	$ 159,007,479

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$ 2,291,680	$ 2,718,633	$ 4,478,236	$ 4,780,320
Property	5,426,036	5,884,419	8,304,828	8,481,398
Marine/Aviation	270,051	175,419	491,113	122,774
Casualty	502,394	297,111	757,706	709,937
Crop	92,686	136,147	156,513	105,432
Total pro rata reinsurance	8,582,847	9,211,729	14,188,396	14,199,861

Excess-of-loss reinsurance:
Property	6,714,961	7,690,630	13,829,803	14,938,367
Casualty	2,855,944	2,793,004	6,023,287	5,864,388
Surety	-	162	(359)	(5,026)
Total excess-of-loss reinsurance	9,570,905	10,483,796	19,852,731	20,797,729
Total reinsurance	$ 18,153,752	$ 19,695,525	$ 34,041,127	$ 34,997,590

Consolidated	$ 96,617,696	$ 99,498,684	$ 191,595,481	$ 194,005,069

5.	INCOME TAXES

          The actual income tax expense (benefit) for the three months and six months ended June 30, 2008 and 2007 differed from the “expected” income tax expense (benefit) for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) primarily due to tax-exempt interest income.

The Company had no provision for uncertain tax positions at June 30, 2008 or December 31, 2007. The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during the three months and six months ended June 30, 2008 or 2007. It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files U.S. federal tax returns, along with various state income tax returns. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2004.

6.	EMPLOYEE RETIREMENT PLANS

          The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Pension plans:
Service cost	$ 2,180,977	$ 2,129,861	$ 4,361,954	$ 4,259,722
Interest cost	2,350,250	2,164,662	4,700,500	4,329,324
Expected return on plan assets	(3,545,228)	(3,224,223)	(7,090,456)	(6,448,446)
Amortization of net actuarial loss	46,905	47,591	93,810	95,182
Amortization of prior service costs	113,640	109,932	227,280	219,864
Net periodic pension benefit cost	$ 1,146,544	$ 1,227,823	$ 2,293,088	$ 2,455,646

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Postretirement benefit plans:
Service cost	$ 709,539	$ 1,207,216	$ 1,419,078	$ 2,414,432
Interest cost	1,000,176	1,249,105	2,000,353	2,498,210
Expected return on plan assets	(507,327)	(480,932)	(1,014,654)	(961,864)
Amortization of prior service credit	(532,814)	-	(1,065,628)	-
Net periodic postretirement
benefit cost	$ 669,574	$ 1,975,389	$ 1,339,149	$ 3,950,778

The large decrease in net periodic postretirement benefit cost for the three months and six months ended June 30, 2008 is due to a plan amendment that became effective on January 1, 2008. This plan amendment increased the minimum retirement age and length of service requirement to receive the full employer contribution amount in the postretirement health care benefit plan.

Net periodic pension benefit cost allocated to the Company amounted to $353,340 and $378,534 for the three months and $706,677 and $757,070 for the six months ended June 30, 2008 and 2007, respectively. Net periodic postretirement benefit cost allocated to the Company amounted to $188,079 and $566,839 for the three months and $376,156 and $1,133,676 for the six months ended June 30, 2008 and 2007, respectively.

          Employers Mutual plans to contribute approximately $10,000,000 to the pension plan and $2,700,000 to the VEBA trust in 2008. As of June 30, 2008, Employers Mutual has not made a contribution to the pension plan and has contributed $1,200,000 to the postretirement benefit plan’s VEBA trust.

7.	STOCK-BASED COMPENSATION

          The Company has no stock-based compensation plans of its own; however, Employers Mutual has several stock plans which utilize the common stock of the Company. Employers Mutual can provide the common stock required under its plans by: 1) using shares of common stock that it currently owns; 2) purchasing common stock on the open market; or 3) directly purchasing common stock from the Company at the current fair value. Employers Mutual has historically purchased common stock from the Company for use in its incentive stock option plans and its non-employee director stock option plan.

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

          The Company recognized compensation expense of $50,027 ($48,957 net of tax) and $46,243 (gross and net of tax) for the three months and $132,265 ($128,712 net of tax) and $108,455 (gross and net of tax) for the six months ended June 30, 2008 and 2007, respectively, related to the 2003 and 2007 Plans. During the first six months of 2008, 221,875 options were granted under the 2007 Plan to eligible participants at a price of $23.467, and 65,805 options were exercised under the plans at prices ranging from $9.25 to $25.455. The Company recognized negative compensation expense of $9,360 ($6,084 net of tax) and $10,057 ($6,537 net of tax) during the three months ended June 30, 2008 and 2007, respectively, related to a stock appreciation rights agreement that is being accounted for as a liability-classified award. No compensation expense was recognized for this agreement during the six months ended June 30, 2008 due to the terms of the agreement, and negative compensation expense of $96,547 ($62,756 net of tax) was recognized during the six months ended June 30, 2007.

          The weighted average fair value of options granted during the six months ended June 30, 2008 and 2007 amounted to $2.77 and $3.78, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following assumptions:

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

Level 1 - Unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

Level 3 - Prices or valuation techniques that require significant unobservable inputs. The unobservable inputs may reflect the Company’s own assumptions about the assumptions that market participants would use.

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

•

U.S. Treasury securities (including bonds, notes, and bills) are priced according to a number of live data sources, including active market makers and inter-dealer brokers. The pricing service reviews the prices from these sources based on the sources’ historical accuracy for individual issues and maturity ranges.

•

U.S. government-sponsored agencies and corporate securities (including fixed-rate corporate bonds, medium-term notes, and retail notes) are priced by determining a bullet (non-call) spread scale for each issuer for maturities going out to forty years. These spreads represent credit risk and are obtained from the new issue market, secondary trading, and dealer quotes. An option adjusted spread model is incorporated to adjust spreads of issues that have early redemption features. The final spread is then added to the U.S. Treasury curve. For notes with odd coupon payment dates, a cash discounting yield/price routine calculates prices from final yields.

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

•

Obligations of states and political subdivisions are priced by tracking and analyzing actively quoted issues and trades reported by the Municipal Securities Rulemaking Board (MSRB). Municipal bonds with similar characteristics are grouped together into market sectors, and internal yield curves are constructed daily for these sectors. Individual bond evaluations are extrapolated from these sectors, with the ability to make individual spread adjustments for attributes such as discounts, premiums, alternative minimum tax, and/or whether or not the bond is callable.

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities that were priced solely from broker quotes. Since this is not an observable input, any fixed maturity security in the Company’s portfolio that is on this list is classified as a Level 3 fair value measurement. At January 1, 2008, one of the Company’s fixed maturity securities (Continental Airlines) was on this list and was reported at the fair value provided by the independent pricing service ($696,561). This security was subsequently priced by the independent pricing service using observable inputs (as described above), and was transferred from the Level 3 fair value measurement category to the Level 2 fair value measurement category on March 31, 2008.

A small number of the Company’s securities are not priced by the independent pricing service. Two of the Company’s equity securities are reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC). These securities are reported as Level 3 fair value measurements since the SVO is not able to use reliable observable inputs in its valuations. The SVO establishes a per share price for Insurance Services Office Inc. (ISO) Class B shares by averaging Class B trades during the past year and reviewing the quarterly valuations produced by a nationally recognized independent firm for the Class A shares (Class B shares typically trade at approximately 60 percent of the fair value of the Class A shares). This valuation is typically performed twice a year, and resulted in a fair value for the Class B shares held by the Company of $10,847,435 at June 30, 2008 and $10,180,245 at December 31, 2007. The SVO establishes a per share price for the other equity security based on an annual review of that company’s financial statements. This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $3,641 at June 30, 2008 and $6,719 at December 31, 2007. The remaining four securities not priced by the Company’s independent pricing service are fixed maturity securities. One of the securities is classified as a Level 3 fair value measurement and is carried at its amortized cost of $24,052 ($46,795 at December 31, 2007). The other three fixed maturity securities are classified as Level 2 fair value measurements and are carried at aggregate fair values of $8,823,161 at June 30, 2008 and $9,698,884 at December 31, 2007. The fair values for these three fixed maturity securities were obtained from the Company’s investment custodian using an independent pricing service which utilizes similar pricing techniques as the Company’s independent pricing service.

The fair values obtained from the independent pricing sources are reviewed by the Company for reasonableness and any discrepancies are investigated for final valuation.

The Company’s fixed maturity securities and equity securities available-for-sale and short-term investments are measured at fair value on a recurring basis. No assets or liabilities are currently measured at fair value on a non-recurring basis. Presented in the table below are the Company’s assets that are measured at fair value on a recurring basis, as of June 30, 2008.

Fair value measurements at June 30, 2008 using
		Quoted prices in	Significant	Significant
		active markets for	other observable	unobservable
		identical assets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Fixed maturity securities
available-for-sale	$ 803,072,145	$ -	$ 803,048,093	$ 24,052
Equity securities
available-for-sale	131,165,279	120,314,203	-	10,851,076
Short-term investments	94,566,911	94,566,911	-	-
	$ 1,028,804,335	$ 214,881,114	$ 803,048,093	$ 10,875,128

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2008. Any unrealized gains or losses on these securities would be recognized in other comprehensive income. Any gains or losses from disposals or impairments of these securities would be reported as realized investment gains or losses in the income statement.

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Fixed maturity securities	Equity securities
Three months ended June 30, 2008	available-for-sale	available-for-sale	Total

Balance at April 1, 2008	$ 46,795	$ 10,186,964	$ 10,233,759

Total unrealized gains included in
other comprehensive loss	-	664,112	664,112
Purchases, issuances and settlements	(22,743)	-	(22,743)
Balance at June 30, 2008	$ 24,052	$ 10,851,076	$ 10,875,128

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Fixed maturity securities	Equity securities
Six months ended June 30, 2008	available-for-sale	available-for-sale	Total

Balance at January 1, 2008	$ 743,356	$ 10,186,964	$ 10,930,320

Total unrealized gains included in
other comprehensive loss	-	664,112	664,112
Purchases, issuances and settlements	(22,743)	-	(22,743)
Transfers out of Level 3	(696,561)	-	(696,561)
Balance at June 30, 2008	$ 24,052	$ 10,851,076	$ 10,875,128

9.	CONTINGENT LIABILITIES

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

10.	STOCK REPURCHASE PROGRAM

          On March 10, 2008, the Company’s Board of Directors authorized a $15 million stock repurchase program. This program became effective immediately and does not have an expiration date. The timing and terms of the purchases are determined by management based on market conditions and are conducted in accordance with the applicable rules of the Securities and Exchange Commission. Common stock purchased under this program is being retired by the Company. As of June 30, 2008, 254,366 shares of common stock had been repurchased at a cost of $7,016,961.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

The following discussion and analysis of EMC Insurance Group Inc. and Subsidiaries’ financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included under Item 1 of this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2007 Form 10-K.

COMPANY OVERVIEW

          EMC Insurance Group Inc., a 57.9 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. Property and casualty insurance is the most significant segment, representing 82.2 percent of consolidated premiums earned during the first six months of 2008. For purposes of this discussion, the term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the “EMC Insurance Companies.”

          In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included. The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

MANAGEMENT ISSUES AND PERSPECTIVES

During the first six months of 2008 management continued to focus its efforts on writing profitable business in the increasingly competitive insurance marketplace, and maintaining adequate and consistent loss and settlement expense reserves. Management was also confronted with a record amount of catastrophe and storm losses during the second quarter, and spent a considerable amount of time and effort ensuring that all claims were inspected and adjusted in a timely manner. In addition, management evaluated and implemented a new investment strategy designed to take advantage of the liquidity-induced market dislocation that currently exists in the securitized residential mortgage marketplace. Following is a more detailed discussion of these issues.

Competitive insurance marketplace

          Net premiums written for the EMC Insurance Companies’ pool have remained nearly unchanged in recent years due to the increasingly competitive insurance marketplace and increased reinsurance costs. All lines of business have experienced a decline in premium rate levels of varying magnitude over the past three years. During this period, policy retention has remained at a high level, but policy count has declined as a result of the increased competition for desirable business and management initiatives to exit unprofitable business. The increase in premium rate competition is being driven by the profitable underwriting results, and resulting high capitalization level, of the property and casualty insurance industry during the past three years. On an overall basis, premium rate levels declined approximately 3.7 percent in 2006 and 4.9 percent in 2007, and are expected to decline an additional 5.5 percent in 2008. Given this competitive pricing environment, management is targeting a modest level of premium growth through new business writings that are carefully selected and adequately priced, and from continuing efforts to maintain, or improve, policy retention.

          In response to this competitive environment, management has over the past three years formulated and implemented strategies to generate profitable business, and is now closely monitoring and adjusting those strategies as necessary. The areas of focus have included establishing business plans with the Company’s independent insurance agents to increase new business production; improving the ease of conducting business through technological improvements; expanding on the pool participants’ three programs for writing homogenous risks: target markets, “EMC Choice” programs and safety dividend programs; implementing a more formalized process for commercial lines product development; and improving sales effectiveness skills through ongoing training.

          Central to management’s business plan to increase new business production is a focus on the Company’s only distribution channel, the independent insurance agent. Management spent a considerable amount of time during the first half of 2008 working closely with local branch underwriting and marketing personnel and their independent insurance agents to identify new business desirable to the Company. Supporting this focus on new business opportunities are sophisticated underwriting tools (including tools with predictive modeling and monitoring capabilities) that help determine whether individually submitted applications, as well as renewal business, are acceptable, and the appropriate price for each individual risk. These underwriting tools produce information in real time to underwriters as they consider a new risk, or renew an existing risk. Management is also in the early stages of implementing data mining software that is capable of producing easily accessible, highly insightful summary information that can be quickly constructed from the vast amounts of data contained in Employers Mutual’s claims system. Such information can be used to alert management of conditions that have affected the pool participants’ underwriting results. Once alerted, management can adjust underwriting practices and/or pricing to address and mitigate any developing adverse trends.

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

          From management’s perspective, investors and potential investors should not place undue emphasis on the composition of the Company’s underwriting results (i.e. the breakdown between the amount of favorable development reported on prior years’ reserves versus the indicated current accident year results) because, as explained below, the Company’s reserving methodology does not lend itself to that type of analysis very well. Management believes that it is important for investors and potential investors to have an appropriate understanding of the Company’s reserving methodology so that they are able to properly interpret the Company’s results of operations and make informed investment decisions. Following is a brief discussion of the Company’s reserving methodology.

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

          Without a proper understanding of the Company’s reserving methodology, the current and more recent accident year combined ratios can be misinterpreted. For example, the Company reported a combined ratio of

106.6 percent for the first six months of 2008. If the large amount of favorable development experienced on prior years’ reserves during this period is added back to the losses and settlement expenses incurred, it would appear that the 2008 accident year generated a combined ratio of 120.1 percent. However, management’s current actuarial projections indicate that the 2008 accident year combined ratio will continue to decline as claims are settled, and will ultimately reach approximately 106.7 percent.

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

As of March 31, 2008, the Company’s loss and settlement expense reserves were in the upper quarter of the range of actuarial indications. Although the actuarial analysis as of March 31, 2008 indicates that the Company’s loss and settlement expense reserves are at a high level of adequacy, management is not able to predict whether, or to what extent, the Company will continue to experience favorable development on its reserves.

Record catastrophe and storm losses

          During the second quarter of 2008, the Company experienced a record $23.5 million of catastrophe and storm losses. This record level of catastrophe and storm losses was primarily due to several severe storm systems that produced wind, tornado and hail losses over a wide geographic region of the Midwest, including a devastating EF5 tornado that struck Parkersburg, Iowa and destroyed the high school and many homes. The second quarter storm losses were in addition to the high level of storm losses experienced in the first quarter, bringing total catastrophe and storm losses to $29.2 million for the first six months of 2008. Catastrophe and storm losses added 24.3 and 15.3 percentage points to the combined ratios for the three and six months ended June 30, 2008, compared to 9.8 and 6.3 points for the same periods in 2007. Assuming normal storm activity for the remainder of the year, management is currently projecting that catastrophe and storm losses will approximate 11.5 percent of earned premiums in 2008, compared to an average of 5.4 percent of earned premiums during the period 1998 through 2007.

          Absent the excessive level of storm losses management believes that the Company’s underlying book of business continued to perform reasonably well and within expectations during the first six months of 2008, given the competitive market conditions. The record level of storm losses that occurred during the second quarter of 2008 was not caused by a concentration of exposures, but rather the number of severe storms and wide geographical region affected by those storms.

          Management recognizes that policyholders are counting on the Company to help them get their lives back in order after a storm loss occurs, and takes that responsibility very seriously. As of June 30, all second quarter storm claims had been adjusted and over ninety percent of the claims had been paid, many within days of the loss event.

Residential Mortgage-Backed Securities Investment Strategy

          During the second quarter, management evaluated and implemented a new investment strategy targeting high-quality residential mortgage-backed securities. This investment strategy is being administered by Harris Investment Management, Inc. and is designed to take advantage of the liquidity-induced market dislocation that currently exists in the securitized residential mortgage marketplace. This is a self-liquidating investment strategy that will target AAA rated residential bonds that are current on payments, as well as other traditional high-quality securitized assets (no securities backed by subprime mortgages will be purchased). The investments will be prudently diversified with respect to key risk factors (such as vintage, originator and geography), will have an average duration of 5 to 7 years, and will have projected yields of approximately 7 to 8 percent. The Company has committed a total of $40.0 million to this investment strategy, of which $13.8 million had been invested as of June 30, 2008.

CRITICAL ACCOUNTING POLICIES

          The accounting policies considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2007

Form 10-K.

RESULTS OF OPERATIONS

          Segment information and consolidated net income for the three months and six months ended June 30, 2008 and 2007 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2008	2007	2008	2007
Property and Casualty Insurance
Premiums earned	$ 78,464	$ 79,803	$ 157,554	$ 159,007
Losses and settlement expenses	66,543	45,736	114,178	87,733
Acquisition and other expenses	27,900	30,345	55,554	59,350
Underwriting profit (loss)	$ (15,979)	$ 3,722	$ (12,178)	$ 11,924

Loss and settlement expense ratio	84.8%	57.3%	72.5%	55.2%
Acquisition expense ratio	35.6%	38.0%	35.2%	37.3%
Combined ratio	120.4%	95.3%	107.7%	92.5%

Losses and settlement expenses:
Insured events of current year	$ 72,526	$ 55,461	$ 133,887	$ 113,243
Decrease in provision for insured
events of prior years	(5,983)	(9,725)	(19,709)	(25,510)
Total losses and settlement expenses	$ 66,543	$ 45,736	$ 114,178	$ 87,733

Catastrophe and storm losses	$ 21,968	$ 9,417	$ 27,616	$ 11,852

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2008	2007	2008	2007
Reinsurance
Premiums earned	$ 18,153	$ 19,696	$ 34,041	$ 34,998
Losses and settlement expenses	13,794	10,678	26,166	22,157
Acquisition and other expenses	3,856	3,958	8,257	7,639
Underwriting profit (loss)	$ 503	$ 5,060	$ (382)	$ 5,202

Loss and settlement expense ratio	76.0%	54.2%	76.9%	63.3%
Acquisition expense ratio	21.2%	20.1%	24.2%	21.8%
Combined ratio	97.2%	74.3%	101.1%	85.1%

Losses and settlement expenses:
Insured events of current year	$ 17,864	$ 14,364	$ 32,399	$ 28,148
Decrease in provision for insured
events of prior years	(4,070)	(3,686)	(6,233)	(5,991)
Total losses and settlement expenses	$ 13,794	$ 10,678	$ 26,166	$ 22,157

Catastrophe and storm losses	$ 1,550	$ 373	$ 1,632	$ 409

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2008	2007	2008	2007
Consolidated
REVENUES
Premiums earned	$ 96,617	$ 99,499	$ 191,595	$ 194,005
Net investment income	12,000	11,655	23,940	23,643
Realized investment gains (losses)	371	217	(2,541)	1,513
Other income	160	151	308	271
	109,148	111,522	213,302	219,432
LOSSES AND EXPENSES
Losses and settlement expenses	80,337	56,414	140,344	109,890
Acquisition and other expenses	31,756	34,303	63,811	66,989
Interest expense	225	278	439	556
Other expense	410	550	1,228	1,133
	112,728	91,545	205,822	178,568

Income (loss) before income tax
expense (benefit)	(3,580)	19,977	7,480	40,864
Income tax expense (benefit)	(2,640)	5,986	201	12,172
Net income (loss)	$ (940)	$ 13,991	$ 7,279	$ 28,692

Net income (loss) per share	$ (0.07)	$ 1.02	$ 0.53	$ 2.09

Loss and settlement expense ratio	83.1%	56.7%	73.3%	56.6%
Acquisition expense ratio	32.9%	34.5%	33.3%	34.6%
Combined ratio	116.0%	91.2%	106.6%	91.2%

Losses and settlement expenses:
Insured events of current year	$ 90,390	$ 69,825	$ 166,286	$ 141,391
Decrease in provision for insured
events of prior years	(10,053)	(13,411)	(25,942)	(31,501)
Total losses and settlement expenses	$ 80,337	$ 56,414	$ 140,344	$ 109,890

Catastrophe and storm losses	$ 23,518	$ 9,790	$ 29,248	$ 12,261

          The Company reported a net loss of $940,000 ($0.07 per share) for the three months ended June 30, 2008 compared to record second quarter net income of $13,991,000 ($1.02 per share) in 2007. For the six months ended June 30, 2008, net income was $7,279,000 ($0.53 per share) compared to $28,692,000 ($2.09 per share) for the same period in 2007. These declines are attributed to a record amount of catastrophe and storm losses experienced during the second quarter, an expected decline in the amount of favorable development experienced on prior years’ reserves, and a moderate, but steady, decline in overall premium rate levels. In addition, results for the three and six months ended June 30, 2008 were negatively impacted by $1,695,000 and $4,597,000, respectively, of “other-than-temporary” investment impairment losses that were recognized in the Company’s equity portfolio.

Premiums Earned

          Premiums earned decreased 2.9 percent and 1.2 percent to $96,617,000 and $191,595,000 for the three months and six months ended June 30, 2008 from $99,499,000 and $194,005,000 for the same periods in 2007. These decreases are primarily attributed to the moderate, but steady, decline in overall premium rate levels that have occurred over the past three years due to the competitive market conditions associated with the current soft market. While there is some encouragement in the stability of the premium rate declines experienced during this soft market (i.e., no free-fall in pricing as was prevalent in the previous soft market), it is expected that the current competitive pricing environment will continue at least through the remainder of the year due to the high capitalization level of the industry, as well as current economic conditions.

          Premiums earned for the property and casualty insurance segment decreased 1.7 percent and 0.9 percent to $78,464,000 and $157,554,000 for the three months and six months ended June 30, 2008 from $79,803,000 and $159,007,000 for the same periods in 2007. Underlying these small decreases in premium income is a continued decline in overall premium rate levels, as total policy count increased slightly in both the commercial and personal lines of business. New business policy count was up in personal lines of business, and was relatively flat in commercial lines of business; however, personal lines new business premium increased 11.8 percent while commercial lines new business premium declined 10.3 percent. The decline in commercial lines new business premium is attributed to a combination of declining rates (rate declines are larger in commercial lines of business) and reduced exposures on new business (with a corresponding reduction in premium). The growth in personal lines new business premium is occurring in selected territories which management has identified as having greater profit potential. Retention rates remain above industry standards, with commercial lines and personal auto remaining relatively steady at 86.5 percent and 87.3 percent, respectively, while personal property retention rates climbed slightly to 86.5 percent. During the first six months of 2008, new business premium was not sufficient to offset the premium lost from declining premium rate levels and business not retained, resulting in a 2.9 percent decline in written premiums.

          Premiums earned for the reinsurance segment decreased 7.8 percent and 2.7 percent to $18,153,000 and $34,041,000 for the three months and six months ended June 30, 2008 from $19,696,000 and $34,998,000 for the same periods in 2007. The decrease for the three months ended June 30, 2008 was driven by declines in both brokered business and business assumed from the Mutual Reinsurance Bureau (MRB) pool, and reflects the loss of a few accounts, increased retentions by some of the ceding companies and lower premium rates. These factors also negatively impacted premium income for the first six months of 2008; however, the decline was primarily confined to the MRB pool as the brokered business was essentially flat. Premium rate competition continues to increase in the reinsurance marketplace. This was evident during the January renewal season as the reinsurance segment experienced an overall decline in the average rate on-line for its accounts. There was some additional minor deterioration in rates during the July renewal period, but increased terms on those accounts with recent loss experience kept overall rate adequacy at a fairly consistent level. As a result of the loss of several accounts and increased retentions by some of the ceding companies, premium income for calendar year 2008 is expected to decline moderately from 2007.

Losses and settlement expenses

          Losses and settlement expenses increased 42.4 percent and 27.7 percent to $80,337,000 and $140,344,000 for the three months and six months ended June 30, 2008 from $56,414,000 and $109,890,000 for the same periods in 2007. The loss and settlement expense ratio increased to 83.1 percent and 73.3 percent for the three months and six months ended June 30, 2008 from 56.7 percent and 56.6 percent for the same periods in 2007. The increase in these ratios is primarily attributed to the property and casualty insurance segment, which experienced record storm losses and an expected decline in the amount of favorable development experienced on prior years’ reserves. Catastrophe and storm losses totaled $23,518,000 and $29,248,000 for the three months and six months ended June 30, 2008 compared to $9,790,000 and $12,261,000 for the same periods in 2007, and added 24.3 and 15.3 percentage points to the loss and settlement expense ratio for the three and six months ended June 30, 2008, compared to 9.8 and 6.3 percentage points for the same periods in 2007.

The loss and settlement expense ratio for the property and casualty insurance segment increased to 84.8 percent and 72.5 percent for the three months and six months ended June 30, 2008 from 57.3 percent and 55.2 percent for the same periods in 2007. Midwest storm losses were the driving force behind these increases, as catastrophe and storm losses more than doubled to a record $21,968,000 and $27,616,000 for the three months and six months ended June 30, 2008 from $9,417,000 and $11,852,000 for the same periods in 2007. These storm losses contributed 28.0 and 17.5 percentage points, respectively, to the three and six month loss and settlement expense ratios, which were increases of 16.2 and 10.1 percentage points over the comparable ratios of 2007. The second quarter storm losses were largely from a widespread series of storms that produced wind, tornado, and hail losses throughout the Midwest, including the horrific tornado damage inflicted on the high school and other property in and around Parkersburg, Iowa. These second quarter storm losses added to the high level of storm losses experienced during the first quarter of 2008. An expected decline in the amount of favorable development experienced on prior years’ reserves also contributed to the increase in the loss and settlement expense ratio. Finally, the moderate, but steady, decline in premium rate levels over the past several years is estimated to have added approximately 4 percentage points to the loss and settlement expense ratio during the first six months of 2008.

          The loss and settlement expense ratio for the reinsurance segment increased to 76.0 percent and 76.9 percent for the three months and six months ended June 30, 2008 from 54.2 percent and 63.3 percent for the same periods in 2007. These increases reflect increases in the IBNR reserve of $2,970,000 and $3,775,000 during the three months and six months ended June 30, 2008, compared to a $3,058,000 decrease and a $1,787,000 increase during the same periods of 2007.

Acquisition and other expenses

          Acquisition and other expenses declined 7.4 percent and 4.7 percent to $31,756,000 and $63,811,000 for the three months and six months ended June 30, 2008 from $34,303,000 and $66,989,000 for the same periods in 2007. The acquisition expense ratio declined to 32.9 percent and 33.3 percent for the three months and six months ended June 30, 2008 from 34.5 percent and 34.6 percent for the same periods in 2007. These declines are attributed to the property and casualty insurance segment and reflect reductions in the amount of expense recorded for policyholder dividends, postretirement benefits, and executive bonuses and contingent salaries.

          For the property and casualty insurance segment, the acquisition expense ratio declined to 35.6 percent and 35.2 percent for the three months and six months ended June 30, 2008 from 38.0 percent and 37.3 percent for the same periods in 2007. These decreases are attributed to declines in the amount of expense recorded for policyholder dividends, postretirement benefits, executive bonuses and contingent salaries, and contingent commissions (in the form of agents’ profit share expense). The decline in policyholder dividend expense is largely due to a decrease in the estimated dividend payable on some of the Company’s safety dividend groups, which are based on the total loss experience of the respective safety groups. The decline in postretirement benefits expense reflects a decrease in the service cost component and the amortization of a prior service credit resulting from a plan amendment that became effective in the first quarter of 2008. The declines in executive bonuses and contingent salaries, and agents’ profit share expenses reflect the large decline in underwriting profitability that occurred during the second quarter of 2008.

          For the reinsurance segment, the acquisition expense ratio increased to 21.2 percent and 24.2 percent for the three months and six months ended June 30, 2008 from 20.1 percent and 21.8 percent for the same periods in 2007. The increase for the three months ended June 30, 2008 is primarily attributed to higher contingent commission expenses. The increase for the six months ended June 30, 2008 is primarily due to an increase in the estimate of commission expense on earned but not reported premiums, and to a lesser extent the increase in contingent commission expense during the second quarter.

Investment results

          Net investment income increased 3.0 percent and 1.3 percent to $12,000,000 and $23,940,000 for the three months and six months ended June 30, 2008 from $11,655,000 and $23,643,000 for the same periods in 2007. These increases reflect a higher average invested balance in interest bearing investments (fixed maturity securities and short-term investments). The increase for the six months ended June 30, 2008 was somewhat limited by a significant amount of call activity on the Company’s U.S. Government Agency securities during the first quarter due to the declining interest rate environment. The proceeds from these called securities were invested in short-term securities until attractive long-term opportunities could be identified. As of March 31, 2008, approximately 55 percent of the $211 million in proceeds received from called securities had been reinvested in long-term securities, and by June 30, 2008 approximately 87 percent of the $258 million in proceeds from this call activity had been reinvested. With the reinvestment of these proceeds, net investment income has increased.

          The Company reported net realized investment gains of $371,000 and $217,000 for the three months ended June 30, 2008 and 2007, respectively, primarily from sales of equity investments. Reducing these gains were “other-than-temporary” investment impairment losses totaling $1,695,000 on seven equity securities during the second quarter of 2008, and $324,000 on four equity securities during the second quarter of 2007. For the six months ended June 30, 2008, the Company reported a net realized investment loss of $2,541,000 compared to a net gain of $1,513,000 for the same period in 2007, also primarily from equity investments. The Company recognized “other-than-temporary” investment impairment losses totaling $4,597,000 on 18 equity securities during the first six months of 2008, compared to $384,000 on seven equity securities during the first six months of 2007. These impairment losses were recognized because the Company’s equity manager indicated that these securities, which were in an unrealized loss position, would likely be sold before they recovered to their cost basis. As a result, the intent to hold these securities to recovery did not exist.

The total rate of return on the Company’s equity portfolio was negative 7.39 percent, compared to a negative 11.91 percent for the S&P 500. The current annualized yield on the bond portfolio and cash is 5.3 percent and the effective duration is 5.11 years, which is up from 4.76 years at March 31, 2008 and 3.75 years at December 31, 2007.

Income tax

          The Company reported an income tax benefit of $2,640,000 for the three months ended June 30, 2008 compared to income tax expense of $5,986,000 for the same period in 2007. For the six months ended June 30, 2008, income tax expense declined to $201,000 from $12,172,000 in 2007. The effective tax rates for the six months ended June 30, 2008 and 2007 were 2.7 percent and 29.8 percent, respectively. The large decline in the effective tax rate for the first six months of 2008 reflects the change in pre-tax income relative to the amount of tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

          Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations. The Company had positive cash flows from operations of $5,077,000 during the first six months of 2008, compared to negative cash flows from operations of $4,572,000 during the same period of 2007. The negative cash flows during the first six months of 2007 were primarily due to large income tax payments made by the Company’s insurance subsidiaries. Income taxes are initially paid by Employers Mutual, and the Company’s insurance subsidiaries reimburse Employers Mutual for their share of the payment through the settlement of inter-company balances. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims. These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity. When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies. In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs. As of June 30, 2008, the Company did not have any significant variations between the maturity dates of its investments and the expected payments of its loss and settlement expense reserves.

          The Company is a holding company whose principal asset is its investment in its insurance subsidiaries. As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet all obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase program. State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval. The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2008 without prior regulatory approval is approximately $46,779,000. The Company received $22,505,000 and $2,500,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $4,935,000 and $4,679,000 in the first six months of 2008 and 2007, respectively. The large increase in dividends received from the insurance company subsidiaries during 2008 is being used to fund the Company’s $15,000,000 stock repurchase program.

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

          The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to pay claims and expenses. At June 30, 2008, approximately 38 percent of the Company’s fixed maturity securities were in U.S. government or U.S. government-sponsored agency securities. This is down from approximately 55 percent at December 31, 2007 due to a significant amount of call activity on the Company’s U.S. government agency securities that occurred during the first half of 2008 due to the declining interest rate environment. The proceeds from these called securities were initially invested in short-term securities, and much of the proceeds were subsequently reinvested in other types of fixed maturity securities (as discussed above). A variety of maturities are maintained in the Company’s portfolio to assure adequate liquidity. The maturity structure of the fixed maturity securities is also established by the relative attractiveness of yields on short, intermediate and long-term securities. The Company does not invest in high-yield, non-investment grade debt securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

          The Company considers itself to be a long-term investor and generally purchases fixed maturity securities with the intent to hold them to maturity. Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio. The Company had net unrealized holding gains, net of deferred taxes, on fixed maturity securities available-for-sale totaling $6,917,000 and $12,298,000 at June 30, 2008 and December 31, 2007, respectively. The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects a decline in credit quality of many of the U.S. government-sponsored agency securities. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments is not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

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

          The Company held $84,000 and $102,000 in minority ownership interests in limited partnerships and limited liability companies at June 30, 2008 and December 31, 2007, respectively. The Company does not hold any other unregistered securities.

          The Company’s cash balance was negative $55,000 at June 30, 2008 and $263,000 at December 31, 2007, respectively.

During the first six months of 2008, Employers Mutual made $1,200,000 in contributions to the postretirement benefit plans’ VEBA trust, and did not make any contributions to the pension plans. In 2008, Employers Mutual expects to make contributions totaling $10,000,000 to the pension plans and $2,700,000 to the postretirement benefit plans’ VEBA trust. The Company will reimburse Employers Mutual $343,000 for its share of the 2008 postretirement benefit plans’ contribution upon settlement of the second quarter inter-company balances.

          Employers Mutual contributed $3,500,000 to its pension plans and $3,800,000 to its postretirement benefit plans in 2007. During the first six months of 2007, Employers Mutual contributed $3,300,000 to the postretirement benefit plans’ VEBA trust, but did not make any contributions to the pension plans. The Company reimbursed Employers Mutual $1,069,000 for its share of the pension contribution in 2007 (no reimbursement was paid in the first six months of 2007) and $1,083,000 for its share of the postretirement benefit plans contributions in 2007 (including $941,000 during the first six months of 2007).

Capital Resources

          Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations. For the Company’s insurance subsidiaries, capital resources are required to support premium writings. Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one. On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at June 30, 2008.

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

          The Company had total cash and invested assets with a carrying value of $1.0 billion as of June 30, 2008 and December 31, 2007. The following table summarizes the Company’s cash and invested assets as of the dates indicated:

	June 30, 2008
			Percent of
	Amortized	Fair	Total	Carrying
($ in thousands)	Cost	Value	Fair Value	Value
Fixed maturity securities held-to-maturity	$ 619	$ 673	0.1%	$ 619
Fixed maturity securities available-for-sale	792,431	803,072	78.0%	803,072
Equity securities available-for-sale	96,791	131,165	12.7%	131,165
Cash	(55)	(55)	-	(55)
Short-term investments	94,567	94,567	9.2%	94,567
Other long-term investments	85	85	-	85
	$ 984,438	$ 1,029,507	100.0%	$ 1,029,453

	December 31, 2007
			Percent of
	Amortized	Fair	Total	Carrying
($ in thousands)	Cost	Value	Fair Value	Value
Fixed maturity securities held-to-maturity	$ 637	$ 689	0.1%	$ 637
Fixed maturity securities available-for-sale	825,328	844,248	81.4%	844,248
Equity securities available-for-sale	97,847	139,428	13.4%	139,428
Cash	263	263	-	263
Short-term investments	53,295	53,295	5.1%	53,295
Other long-term investments	102	102	-	102
	$ 977,472	$ 1,038,025	100.0%	$ 1,037,973

          The amortized cost and estimated fair value of fixed maturity and equity securities at June 30, 2008 were as follows:

Held-to-Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
Mortgage-backed securities	$ 619	$ 54	$ -	$ 673
Total securities held-to-maturity	$ 619	$ 54	$ -	$ 673

	Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$ 4,727	$ 258	$ -	$ 4,985
U.S. government-sponsored agencies	296,330	2,890	612	298,608
Obligations of states and political subdivisions	306,234	7,383	1,075	312,542
Mortgage-backed securities	38,690	378	25	39,043
Public utility securities	6,002	271	-	6,273
Debt securities issued by foreign governments	6,680	36	-	6,716
Corporate securities	133,768	2,778	1,641	134,905
Total fixed maturity securities	792,431	13,994	3,353	803,072

Common stocks	71,291	40,238	1,896	109,633
Non-redeemable preferred stocks	25,500	-	3,968	21,532
Total equity securities	96,791	40,238	5,864	131,165
Total securities available-for-sale	$ 889,222	$ 54,232	$ 9,217	$ 934,237

The $11 million of surplus notes issued by the reinsurance subsidiary to Employers Mutual were redeemed in the fourth quarter of 2007, along with accrued interest. The $25 million of surplus notes issued by the property and casualty insurance subsidiaries to Employers Mutual remain outstanding; however, effective February 1, 2008 the interest rate on these surplus notes was increased from 3.09 percent to 3.60 percent. Future reviews of the interest rate on the surplus notes will be conducted by the Inter-Company Committees of the Boards of Directors of the Company and Employers Mutual every five years. Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile. The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries. The Company’s subsidiaries incurred interest expense of $439,000 and $556,000 during the first six months of 2008 and 2007, respectively, on these surplus notes.

As of June 30, 2008, the Company had no material commitments for capital expenditures.

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

Level 3 - Prices or valuation techniques that require significant unobservable inputs. The unobservable inputs may reflect the Company’s own assumptions about the assumptions that market participants would use.

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

•

U.S. Treasury securities (including bonds, notes, and bills) are priced according to a number of live data sources, including active market makers and inter-dealer brokers. The pricing service reviews the prices from these sources based on of the sources’ historical accuracy for individual issues and maturity ranges.

•

U.S. government-sponsored agencies and corporate securities (including fixed-rate corporate bonds, medium-term notes, and retail notes) are priced by determining a bullet (non-call) spread scale for each issuer for maturities going out to forty years. These spreads represent credit risk and are obtained from the new issue market, secondary trading, and dealer quotes. An option adjusted spread model is incorporated to adjust spreads of issues that have early redemption features. The final spread is then added to the U.S. Treasury curve. For notes with odd coupon payment dates, a cash discounting yield/price routine calculates prices from final yields.

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

•

Obligations of states and political subdivisions are priced by tracking and analyzing actively quoted issues and trades reported by the Municipal Securities Rulemaking Board (MSRB). Municipal bonds with similar characteristics are grouped together into market sectors, and internal yield curves are constructed daily for these sectors. Individual bond evaluations are extrapolated from these sectors, with the ability to make individual spread adjustments for attributes such as discounts, premiums, alternative minimum tax, and/or whether or not the bond is callable.

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

On a quarterly basis the Company receives from its independent pricing service a list of fixed maturity securities that were priced solely from broker quotes. Since this is not an observable input, any fixed maturity security in the Company’s portfolio that is on this list is classified as a Level 3 fair value measurement. At January 1, 2008, one of the Company’s fixed maturity securities (Continental Airlines) was on this list and was reported at the fair value provided by the independent pricing service ($697,000). This security was subsequently priced by the independent pricing service using observable inputs (as described above), and was transferred from the Level 3 fair value measurement category to the Level 2 fair value measurement category on March 31, 2008.

A small number of the Company’s securities are not priced by the independent pricing service. Two of the Company’s equity securities are reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC). These securities are reported as Level 3 fair value measurements since the SVO is not able to use reliable observable inputs in its valuations. The SVO establishes a per share price for Insurance Services Office Inc. (ISO) Class B shares by averaging Class B trades during the past year and reviewing the quarterly valuations produced by a nationally recognized independent firm for the Class A shares (Class B shares typically trade at approximately 60 percent of the fair value of the Class A shares). This valuation is typically performed twice a year, and resulted in a fair value for the Class B shares held by the Company of $10,847,000 at June 30, 2008 and $10,180,000 at December 31, 2007. The SVO establishes a per share price for the other equity security based on an annual review of that company’s financial statements. This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $4,000 at June 30, 2008 and $7,000 at December 31, 2007. The remaining four securities not priced by the Company’s independent pricing service are fixed maturity securities. One of the securities is classified as a Level 3 fair value measurement and is carried at its amortized cost of $24,000 ($47,000 at December 31, 2007). The other three fixed maturity securities are classified as Level 2 fair value measurements and are carried at aggregate fair values of $8,823,000 at June 30, 2008 and $9,699,000 at December 31, 2007. The fair values for these three fixed maturity securities were obtained from the Company’s investment custodian using an independent pricing service which utilizes similar pricing techniques as the Company’s independent pricing service.

The fair values obtained from the independent pricing sources are reviewed by the Company for reasonableness and any discrepancies are investigated for final valuation.

Investment Impairments and Considerations

          The Company recorded “other-than-temporary” investment impairment losses totaling $1,695,000 on seven equity securities during the second quarter of 2008, and $324,000 on four equity securities during the second quarter of 2007. For the six months ended June 30, 2008, the Company recognized “other-than-temporary” investment impairment losses totaling $4,597,000 on 18 equity securities, compared to $384,000 on seven equity securities during the first half of 2007. These impairment losses were recognized because the Company’s equity manager indicated that these securities, which were in an unrealized loss position, would likely be sold before they recovered to their cost basis. As a result, the intent to hold these securities to recovery did not exist.

The Company has no direct exposure to sub-prime residential lending, holding $18,063,000 of residential mortgage-backed securities which includes $4,164,000 of seasoned Government National Mortgage Association thirty year fixed maturity securities. No residential collateralized debt obligations or collateralized mortgage obligations are held.

The Company does have indirect exposure to sub-prime residential lending as it has significant holdings of government agency securities, as well as fixed maturity and equity securities in both the banking and financial services sectors. While these holdings do not include companies engaged in originating residential lending as their primary business, they do include companies that may be indirectly engaged in this type of lending. However, only one of these securities, JP Morgan Chase & Co. common stock, has been “other-than-temporarily” impaired as of June 30, 2008, with a $347,000 impairment loss recognized during the second quarter.

          During the second quarter of 2008, management evaluated and implemented a new investment strategy targeted toward high-quality residential mortgage-backed securities. This investment strategy is being administered by Harris Investment Management, Inc. and is designed to take advantage of the liquidity-induced market dislocation that currently exists in the securitized residential mortgage marketplace. This is a self-liquidating investment strategy that will target AAA rated residential bonds that are current on payments, as well as other traditional high-quality securitized assets (no securities backed by subprime mortgages will be purchased). The investments will be prudently diversified with respect to key risk factors (such as vintage, originator and geography), will have an average duration of 5 to 7 years, and will have projected yields of approximately 7 to 8 percent. The Company has committed a total of $40,000,000 to this investment strategy, of which $13,792,000 had been invested as of June 30, 2008. The total market value of these residential mortgage-backed securities as of June 30, 2008 was $13,899,000.

At June 30, 2008, the Company had unrealized losses on held-to-maturity and available-for-sale securities as presented in the table below. The estimated fair value is based on quoted market prices, where available. In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security. None of these securities are considered to be in concentrations by either security type or industry. The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired. Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. Based on these factors, and the Company’s ability and intent to hold the securities until recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at June 30, 2008. Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $5,991,000, net of tax; however, the Company’s financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

          Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of June 30, 2008.

		Unrealized
Description of securities	Fair value	losses
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
Less than six months	$ 168,235	$ 3,232
Six to twelve months	-	-
Twelve months or longer	7,225	121
Total fixed maturity securities	175,460	3,353

Equity securities:
Less than six months	29,055	2,266
Six to twelve months	11,760	3,598
Twelve months or longer	-	-
Total equity securities	40,815	5,864

Total temporarily
impaired securities	$ 216,275	$ 9,217

          The Company’s investment in US Freightways Corporation fixed maturity securities (non-investment grade) had an unrealized loss of $61,000 at June 30, 2008. The Company’s only other non-investment grade fixed maturity security (Great Lakes Chemical Corporation) was in an unrealized gain position. The Company does not purchase non-investment grade securities. Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

          The Company has investments in preferred stock issued by the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae). The Freddie Mac preferred stock had an unrealized loss of $1,502,000 at June 30, 2008 and has been in an unrealized loss position for six months. The Fannie Mae preferred stock had an unrealized loss of $630,000 at June 30, 2008 and has been in an unrealized loss position for less than six months. The Company considers this decline to be temporary due to several factors, including the uncertainty of the magnitude of the Federal government’s involvement in the resolution of the capital prices confronting these companies.

          The Company recognized $5,446,000 of gross realized losses in the first six months of 2008. The gross realized losses included $849,000 from the sale of equity securities and $4,597,000 of “other-than-temporary” investment impairment losses on 18 equity securities. Gross realized losses totaling $3,214,000 were associated with securities that had been in an unrealized loss position for three months or less, and $2,232,000 were associated with securities that had been in an unrealized loss position for over three months to six months. No realized losses were recognized on fixed maturity securities.

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

          The following table reflects the Company’s contractual obligations as of June 30, 2008. Included in the table are the estimated payments that the Company expects to make in the settlement of its loss reserves and with respect to its long-term debt. One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014. Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021. All lease costs are included as expenses under the pooling agreement, after allocation of the portion of these expenses to the subsidiaries that do not participate in the pool. The table reflects the Company’s current 30.0 percent aggregate participation in the pooling agreement. The Company’s contractual obligation for long-term debt did not change from that presented in the Company’s 2007 Form 10-K.

	Payments due by period
		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
Contractual obligations	($ in thousands)
Loss and settlement expense
reserves (1)	$ 563,713	$ 221,032	$ 203,275	$ 78,469	$ 60,937
Long-term debt (2)	25,000	-	-	-	25,000
Interest expense on
long-term debt (3)	8,989	889	1,800	1,800	4,500
Real estate operating leases	7,716	572	2,258	1,805	3,081
Total	$ 605,418	$ 222,493	$ 207,333	$ 82,074	$ 93,518

(1)

The amounts presented are estimates of the dollar amounts and time period in which the Company expects to pay out its gross loss and settlement expense reserves. These amounts are based on historical payment patterns and do not represent actual contractual obligations. The actual payment amounts and the related timing of those payments could differ significantly from these estimates.

(2)

Long-term debt reflects the surplus notes issued by the Company’s property and casualty insurance subsidiaries to Employers Mutual, which have no maturity date. Excluded from long-term debt are pension and other postretirement benefit obligations.

(3)

Interest expense on long-term debt reflects the interest expense on the surplus notes issued by the Company’s property and casualty insurance subsidiaries to Employers Mutual. Interest on the surplus notes is subject to approval by the issuing company’s state of domicile. The balance shown under the heading “More than 5 years” represents interest expense for years six through ten. Since the surplus notes have no maturity date, total interest expense could be greater than the amount shown.

          The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business. Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states. Many states allow these assessments to be recovered through premium tax offsets. Estimated guaranty fund assessments of $1,452,000 and $1,714,000 and related premium tax offsets of $1,503,000 and $1,057,000 have been accrued as of June 30, 2008 and December 31, 2007, respectively. The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments. The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ a worker with a pre-existing disability. Estimated second-injury fund assessments of $1,533,000 and $1,656,000 have been accrued as of June 30, 2008 and December 31, 2007, respectively. The second injury fund assessment accruals are based on projected loss payments. The periods over which the assessments will be paid is not known.

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

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits reporting entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). The unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. As it relates to the Company’s financial reporting, the Company would be permitted to elect fair value recognition of fixed maturity and equity securities currently classified as either available-for-sale or held-to-maturity, and report future unrealized gains and losses from these securities in earnings. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other fixed maturity securities to maturity in the future. The provisions of this statement are effective beginning with the first fiscal year that begins after November 15, 2007. The Company adopted the requirements of SFAS 159 effective January 1, 2008, but did not elect the fair value option. Therefore, adoption of this statement had no effect on the operating results of the Company.

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

          There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended June 30, 2008:

				(c) Total number		(d) Maximum number
	(a) Total		(b) Average	of shares (or		(or approximate dollar
	number of		price	units) purchased		value) of shares
	shares		paid	as part of publicly		(or units) that may yet
	(or units)		per share	announced plans		be purchased under
Period	purchased		(or unit)	or programs		the plans or programs (3)

4/1/08 - 4/30/08	72,049	(1)	$ 28.23	72,031	(2)	$ 11,427,342

5/1/08 - 5/31/08	33,918	(1)	28.87	33,678	(2)	10,455,118

6/1/08 - 6/30/08	95,046	(1)	26.37	93,758	(2)	7,983,039

Total	201,013		$ 27.46	199,467

(1) 18, 240 and 1,288 shares were purchased in the open market in April, May and June, respectively, to fulfill the Company’s obligations under its dividend reinvestment and common stock purchase plan.

(2) On March 10, 2008, the Company’s Board of Directors authorized a $15 million stock repurchase program. This purchase program was effective immediately and does not have an expiration date.

(3) On May 12, 2005, the Company announced that its parent company, Employers Mutual Casualty Company, had initiated a $15 million stock purchase program under which Employers Mutual would purchase shares of the Company’s common stock in the open market. This purchase program was effective immediately and does not have an expiration date; however, this program is currently dormant and will remain so while the Company’s repurchase program is active. A total of $4,490,561 remains in this plan.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Annual Meeting of Stockholders
EMC Insurance Group Inc.
May 29, 2008

(b)	The following seven persons were elected to serve as directors of the Company for the ensuing year:

Margaret A. Ball	Bruce G. Kelley
George C. Carpenter III	Raymond A. Michel
David J. Fisher	Gretchen H. Tegeler
Robert L. Howe

(c)	Proposals or matters voted upon and number of votes cast:

1.	Election of directors:

Nominee	Votes Cast for	Votes Withheld
Margaret A. Ball	13,368,031	86,593
George C. Carpenter III	13,334,807	119,817
David J. Fisher	13,338,812	115,812
Robert L. Howe	13,368,242	86,382
Bruce G. Kelley	13,339,312	115,312
Raymond A. Michel	13,334,808	119,816
Gretchen H. Tegeler	13,368,335	86,289

2.	Proposal to approve a proposed amendment to the Company’s Restated Articles of Incorporation to provide for a majority vote standard for the election of directors in uncontested elections.

For	13,364,354	Against	81,467	Abstain	8,803

3.	Proposal to approve the Employers Mutual Casualty Company 2008 Employee Stock Purchase Plan.

For	12,854,813	Against	54,093	Abstain	14,331	Broker non-votes	531,387

4.	Proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the current fiscal year.

For	13,404,598	Against	43,608	Abstain	6,418

(d)	None.

ITEM 6.	EXHIBITS

3.1	Restated Articles of Incorporation.

10.11	Employers Mutual Casualty Company Supplemental Retirement Plan, as amended.

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2008.

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit number	Item	Page number

3.1	Restated Articles of Incorporation.	45

10.11	Employers Mutual Casualty Company Supplemental Retirement Plan, as amended.	48

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	61

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	62

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	63

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	64