Form 10-Q
period 2008-09-30
EMC INSURANCE GROUP INC
filed 2008-11-07
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒
Non accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common stock, $1.00 par value	13,281,424

Total pages   76

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost (fair value $667,640 and $688,728)	$613,036	$636,969
Securities available-for-sale, at fair value (amortized cost $802,768,974 and $766,462,351)	785,615,615	785,253,286
Fixed maturity securities on loan:
Securities available-for-sale, at fair value (amortized cost $1,044,805 and $58,865,232)	937,957	58,994,666
Equity securities available-for-sale, at fair value (cost $83,457,209 and $97,847,545)	105,931,049	139,427,726
Other long-term investments, at cost	75,727	101,988
Short-term investments, at cost	63,600,655	53,295,310
Total investments	956,774,039	1,037,709,945

Balances resulting from related party transactions with Employers Mutual:
Reinsurance receivables	37,440,114	33,272,405
Prepaid reinsurance premiums	4,793,915	4,465,836
Deferred policy acquisition costs	37,979,430	34,687,804
Defined benefit retirement plan, prepaid asset	10,525,477	11,451,758
Other assets	3,834,031	2,488,309
Indebtedness of related party	11,403,530	-

Cash	428,764	262,963
Accrued investment income	11,282,159	11,288,005
Accounts receivable	146,024	81,141
Income taxes recoverable	5,701,683	3,595,645
Deferred income taxes	26,128,999	1,682,597
Goodwill	941,586	941,586
Securities lending collateral	999,786	60,785,148
Total assets	$1,108,379,537	$1,202,713,142

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2008	2007
LIABILITIES
Balances resulting from related party transactions with Employers Mutual:
Losses and settlement expenses	$576,131,898	$551,602,006
Unearned premiums	171,191,039	158,156,683
Other policyholders' funds	4,493,372	8,273,187
Surplus notes payable	25,000,000	25,000,000
Indebtedness to related party	-	5,918,396
Employee retirement plans	11,694,384	10,518,351
Other liabilities	15,465,590	22,107,379

Securities lending obligation	999,786	60,785,148
Total liabilities	804,976,069	842,361,150

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 13,354,329 shares in 2008 and 13,777,880 shares in 2007	13,354,329	13,777,880
Additional paid-in capital	97,418,888	108,030,228
Accumulated other comprehensive income	6,773,412	42,961,904
Retained earnings	185,856,839	195,581,980
Total stockholders' equity	303,403,468	360,351,992
Total liabilities and stockholders' equity	$1,108,379,537	$1,202,713,142

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

All balances presented below, with the exception of net investment income, realized investment gains (losses) and income tax expense (benefit), are the result of related party transactions with Employers Mutual.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES
Premiums earned	$96,409,215	$96,814,666	$288,004,696	$290,819,735
Investment income, net	12,251,192	12,252,434	36,190,779	35,894,974
Realized investment gains (losses)	(14,096,517)	(281,192)	(16,637,524)	1,232,099
Other income	191,161	111,646	499,059	382,547
	94,755,051	108,897,554	308,057,010	328,329,355
LOSSES AND EXPENSES
Losses and settlement expenses	81,644,261	64,535,472	221,987,946	174,425,544
Dividends to policyholders	752,432	2,443,572	3,028,440	6,180,287
Amortization of deferred policy acquisition costs	20,250,192	20,948,818	64,655,459	65,220,446
Other underwriting expenses	8,043,689	11,183,359	25,173,590	30,164,170
Interest expense	225,000	278,100	664,375	834,300
Other expense	228,532	720,358	1,456,548	1,853,410
	111,144,106	100,109,679	316,966,358	278,678,157

Income (loss) before income tax expense (benefit)	(16,389,055)	8,787,875	(8,909,348)	49,651,198

INCOME TAX EXPENSE (BENEFIT)
Current	(2,971,046)	1,991,833	(1,890,548)	15,229,164
Deferred	(3,960,440)	68,005	(4,839,887)	(997,831)
	(6,931,486)	2,059,838	(6,730,435)	14,231,333

Net income (loss)	$(9,457,569)	$6,728,037	$(2,178,913)	$35,419,865

Net income (loss) per common share -basic and diluted	$(0.70)	$0.49	$(0.16)	$2.57

Dividend per common share	$0.18	$0.17	$0.54	$0.51

Average number of common shares outstanding -basic and diluted	13,413,718	13,764,763	13,615,224	13,759,465

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$(9,457,569)	$6,728,037	$(2,178,913)	$35,419,865

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on investment securities, before deferred income tax expense (benefit)	(53,897,957)	13,310,652	(71,924,441)	14,440,572
Deferred income tax expense (benefit)	(18,864,285)	4,658,728	(25,173,554)	5,054,202
	(35,033,672)	8,651,924	(46,750,887)	9,386,370

Reclassification adjustment for realized investment (gains) losses included in net income (loss), before income tax (expense) benefit	14,096,517	284,017	16,637,524	(1,229,274)
Income tax (expense) benefit	4,933,781	99,406	5,823,133	(430,246)
	9,162,736	184,611	10,814,391	(799,028)

Adjustment for amounts recognized in net income (loss) associated with Employers Mutual's retirement benefit plans, before deferred income tax expense (benefit):
Net actuarial loss	14,846	15,106	44,538	45,318
Prior service cost (credit)	(120,456)	33,227	(361,368)	99,681
	(105,610)	48,333	(316,830)	144,999
Deferred income tax expense (benefit)	(36,964)	16,917	(110,891)	50,751
	(68,646)	31,416	(205,939)	94,248

Other comprehensive income (loss)	(25,939,582)	8,867,951	(36,142,435)	8,681,590

Total comprehensive income (loss)	$(35,397,151)	$15,595,988	$(38,321,348)	$44,101,455

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,178,913)	$35,419,865

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Balances resulting from related party transactions with Employers Mutual:
Losses and settlement expenses	24,529,892	(6,866,185)
Unearned premiums	13,034,356	14,394,893
Other policyholders' funds	(3,779,815)	791,745
Indebtedness to related party	(17,321,926)	(29,657,184)
Employee retirement plans	1,356,784	2,099,725
Reinsurance receivables	(4,167,709)	2,178,463
Prepaid reinsurance premiums	(328,079)	(393,343)
Commission payable	(3,914,676)	(4,363,756)
Interest payable	(108,125)	(278,100)
Prepaid assets	(1,556,855)	(1,783,960)
Deferred policy acquisition costs	(3,291,626)	(3,146,789)
Stock-based compensation plans	209,382	65,148
Other, net	(2,434,945)	1,827,137

Accrued investment income	5,846	(739,722)
Accrued income tax:
Current	(2,074,349)	(1,824,381)
Deferred	(4,839,887)	(997,831)
Realized investment (gains) losses	16,637,524	(1,232,099)
Accounts receivable	(64,883)	18,756
Amortization of premium/discount on fixed maturity securities	435,757	647,216
	12,326,666	(29,260,267)
Net cash provided by operating activities	$10,147,753	$6,159,598

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Nine months ended
	September 30,
	2008	2007
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities held-to-maturity	$24,199	$5,037,323
Purchases of fixed maturity securities available-for-sale	(255,769,765)	(107,060,225)
Disposals of fixed maturity securities available-for-sale	277,015,316	80,302,852
Purchases of equity securities available-for-sale	(35,202,629)	(31,937,163)
Disposals of equity securities available-for-sale	32,787,671	25,439,802
Disposals of other long-term investments	26,261	441,461
Net (purchase) sales of short-term investments	(10,305,345)	27,985,921
Net cash provided by investing activities	8,575,708	209,971

CASH FLOWS FROM FINANCING ACTIVITIES
Balances resulting from related party transactions with Employers Mutual:
Issuance of common stock through Employers Mutual's incentive stock option plans	1,054,819	633,736
Dividends paid to Employers Mutual	(4,237,840)	(3,968,999)

Repurchase of common stock	(12,272,002)	-
Dividends paid to public stockholders	(3,102,637)	(3,049,822)
Net cash used in financing activities	(18,557,660)	(6,385,085)

NET INCREASE (DECREASE) IN CASH	165,801	(15,516)
Cash at the beginning of the year	262,963	196,274

Cash at the end of the quarter	$428,764	$180,758

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted the requirements of SFAS 157 effective January 1, 2008, which resulted in additional disclosures, but no impact on operating results.  In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active.  FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  Adoption of FAS 157-3 did not have any effect on the consolidated financial position or operating results of the Company.

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

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months and nine months ended September 30, 2008 and 2007 is presented below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Premiums written
Direct	$72,381,302	$64,057,539	$176,998,691	$162,432,055
Assumed from nonaffiliates	614,112	904,235	1,857,333	2,472,897
Assumed from affiliates	119,547,767	117,803,076	317,474,169	321,996,815
Ceded to nonaffiliates	(6,841,679)	(7,450,587)	(18,166,361)	(19,898,287)
Ceded to affiliates	(72,381,302)	(64,057,539)	(176,998,691)	(162,432,055)
Net premiums written	$113,320,200	$111,256,724	$301,165,141	$304,571,425

Premiums earned
Direct	$54,866,579	$52,590,391	$160,139,290	$150,153,956
Assumed from nonaffiliates	596,856	883,141	1,992,141	2,608,600
Assumed from affiliates	101,760,267	102,496,622	303,850,842	307,716,075
Ceded to nonaffiliates	(5,947,908)	(6,565,097)	(17,838,287)	(19,504,940)
Ceded to affiliates	(54,866,579)	(52,590,391)	(160,139,290)	(150,153,956)
Net premiums earned	$96,409,215	$96,814,666	$288,004,696	$290,819,735

Losses and settlement expenses incurred
Direct .	$43,709,891	$30,267,335	$123,215,049	$76,659,766
Assumed from nonaffiliates	417,371	766,092	1,726,833	1,746,453
Assumed from affiliates	84,328,850	62,623,737	229,542,338	178,994,616
Ceded to nonaffiliates	(3,101,960)	1,145,643	(9,281,225)	(6,315,525)
Ceded to affiliates	(43,709,891)	(30,267,335)	(123,215,049)	(76,659,766)
Net losses and settlement expenses incurred	$81,644,261	$64,535,472	$221,987,946	$174,425,544

4.	SEGMENT INFORMATION

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

Summarized financial information for the Company’s segments is as follows:

Three months ended September 30, 2008	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$78,959,188	$17,450,027	$-	$96,409,215

Underwriting loss	(11,458,365)	(2,822,994)	-	(14,281,359)
Net investment income	9,174,650	3,017,725	58,817	12,251,192
Realized investment losses	(9,516,502)	(4,580,015)	-	(14,096,517)
Other income	191,161	-	-	191,161
Interest expense	225,000	-	-	225,000
Other expenses	113,730	(247,243)	362,045	228,532
Loss before income tax benefit	$(11,947,786)	$(4,138,041)	$(303,228)	$(16,389,055)

Three months ended September 30, 2007	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$80,451,433	$16,363,233	$-	$96,814,666

Underwriting loss	(1,969,708)	(326,847)	-	(2,296,555)
Net investment income	9,056,171	3,142,939	53,324	12,252,434
Realized investment losses	(136,583)	(144,609)	-	(281,192)
Other income	111,646	-	-	111,646
Interest expense	193,125	84,975	-	278,100
Other expenses	168,647	305,399	246,312	720,358
Income (loss) before income tax expense (benefit)	$6,699,754	$2,281,109	$(192,988)	$8,787,875

Nine months ended September 30, 2008	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$236,513,542	$51,491,154	$-	$288,004,696

Underwriting loss	(23,635,883)	(3,204,856)	-	(26,840,739)
Net investment income	27,112,376	8,940,490	137,913	36,190,779
Realized investment losses	(11,283,993)	(5,353,531)	-	(16,637,524)
Other income	499,059	-	-	499,059
Interest expense	664,375	-	-	664,375
Other expenses	412,606	46,960	996,982	1,456,548
Income (loss) before income tax expense (benefit)	$(8,385,422)	$335,143	$(859,069)	$(8,909,348)

Assets	$852,403,590	$248,741,665	$303,858,436	$1,405,003,691
Eliminations	-	-	(295,933,805)	(295,933,805)
Reclassifications	(35,527)	(314,498)	(340,324)	(690,349)
Net assets	$852,368,063	$248,427,167	$7,584,307	$1,108,379,537

Nine months ended September 30, 2007	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$239,458,912	$51,360,823	$-	$290,819,735

Underwriting profit	9,954,676	4,874,612	-	14,829,288
Net investment income	26,617,782	9,090,610	186,582	35,894,974
Realized investment gains	1,189,693	42,406	-	1,232,099
Other income	382,547	-	-	382,547
Interest expense	579,375	254,925	-	834,300
Other expenses	641,873	481,199	730,338	1,853,410
Income (loss) before income tax expense (benefit)	$36,923,450	$13,271,504	$(543,756)	$49,651,198

Assets	$981,144,742	$278,148,795	$346,238,064	$1,605,531,601
Eliminations	-	-	(343,549,138)	(343,549,138)
Reclassifications	(337)	(910,954)	-	(911,291)
Net assets	$981,144,405	$277,237,841	$2,688,926	$1,261,071,172

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three months and nine months ended September 30, 2008 and 2007, by line of business.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Property and casualty insurance segment
Commercial lines:
Automobile	$17,335,070	$17,993,974	$51,987,701	$53,685,516
Property	15,261,367	15,564,687	45,674,476	46,319,320
Workers' compensation	16,217,951	15,813,824	48,389,162	46,521,063
Liability	17,083,888	17,747,214	51,480,267	53,189,674
Other	2,306,874	2,171,959	6,685,464	6,400,980
Total commercial lines	68,205,150	69,291,658	204,217,070	206,116,553

Personal lines:
Automobile	5,744,145	5,897,566	17,096,678	17,630,043
Property	4,855,420	5,100,273	14,732,315	15,227,709
Liability	154,473	161,936	467,479	484,607
Total personal lines	10,754,038	11,159,775	32,296,472	33,342,359
Total property and casualty insurance	$78,959,188	$80,451,433	$236,513,542	$239,458,912

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$1,699,195	$2,491,887	$6,177,431	$7,272,207
Property	4,674,090	1,990,759	12,978,918	10,472,157
Marine/Aviation	122,541	286,499	613,654	409,273
Casualty	352,626	565,624	1,110,332	1,275,561
Crop	1,025,944	690,259	1,182,457	795,691
Total pro rata reinsurance	7,874,396	6,025,028	22,062,792	20,224,889

Excess-of-loss reinsurance:
Property	7,138,010	7,564,369	20,967,813	22,502,736
Casualty	2,437,621	2,773,874	8,460,908	8,638,262
Surety	-	(38)	(359)	(5,064)
Total excess-of-loss reinsurance	9,575,631	10,338,205	29,428,362	31,135,934
Total reinsurance	$17,450,027	$16,363,233	$51,491,154	$51,360,823

Consolidated	$96,409,215	$96,814,666	$288,004,696	$290,819,735

5.	INCOME TAXES

The actual income tax expense (benefit) for the three months and nine months ended September 30, 2008 and 2007 differed from the “expected” income tax expense (benefit) for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income (loss) before income tax expense) primarily due to tax-exempt interest income.

The Company had no provision for uncertain tax positions at September 30, 2008 or December 31, 2007.  During the third quarter of 2007, the Company recognized a $34,736 underpayment penalty related to its December 31, 2006 U.S. federal tax return.  The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during the three months and nine months ended September 30, 2008 or 2007.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files U.S. federal tax returns, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005.

The Company’s deferred tax asset increased substantially from December 31, 2007 to September 30, 2008 primarily due to a decrease in unrealized gains.  The Company’s projections indicate that there will be sufficient taxable income in future years to fully realize the deferred tax asset.

6.	EMPLOYEE RETIREMENT PLANS

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Pension plans:
Service cost	$2,180,977	$2,129,861	$6,542,931	$6,389,583
Interest cost	2,350,250	2,164,662	7,050,750	6,493,986
Expected return on plan assets	(3,545,228)	(3,224,223)	(10,635,684)	(9,672,669)
Amortization of net actuarial loss	46,905	47,591	140,715	142,773
Amortization of prior service costs	113,640	109,932	340,920	329,796
Net periodic pension benefit cost	$1,146,544	$1,227,823	$3,439,632	$3,683,469

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Postretirement benefit plans:
Service cost	$709,538	$1,207,216	$2,128,616	$3,621,648
Interest cost	1,000,177	1,249,105	3,000,530	3,747,315
Expected return on plan assets	(507,327)	(480,932)	(1,521,981)	(1,442,796)
Amortization of prior service credit	(532,814)	-	(1,598,442)	-
Net periodic postretirement benefit cost	$669,574	$1,975,389	$2,008,723	$5,926,167

The large decrease in net periodic postretirement benefit cost for the three months and nine months ended September 30, 2008 is due to a plan amendment that became effective on January 1, 2008.  This plan amendment increased the minimum retirement age and length of service requirement to receive the full employer contribution amount in the postretirement health care benefit plan.

Net periodic pension benefit cost allocated to the Company amounted to $353,336 and $378,535 for the three months and $1,060,013 and $1,135,605 for the nine months ended September 30, 2008 and 2007, respectively.  Net periodic postretirement benefit cost allocated to the Company amounted to $188,076 and $566,835 for the three months and $564,232 and $1,700,511 for the nine months ended September 30, 2008 and 2007, respectively.

During 2008, Employers Mutual plans to contribute approximately $2,700,000 to the VEBA trust and, depending on the performance of the equity markets during the fourth quarter, approximately $30,000,000 to the pension plan.  As of September 30, 2008, Employers Mutual has not made a contribution to the pension plan and has contributed $1,200,000 to the postretirement benefit plan’s VEBA trust.

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

The Company recognized compensation expense of $50,027 ($48,957 net of tax) and $46,243 (gross and net of tax) for the three months and $182,292 ($177,669 net of tax) and $154,698 (gross and net of tax) for the nine months ended September 30, 2008 and 2007, respectively, related to the 2003 and 2007 Plans.  During the first nine months of 2008, 221,875 options were granted under the 2007 Plan to eligible participants at a price of $23.467, and 87,815 options were exercised under the plans at prices ranging from $9.25 to $25.455.  The Company recognized  compensation expense of $27,090 ($17,609 net of tax) and $6,997 ($4,548 net of tax) during the three months ended September 30, 2008 and 2007, respectively, related to a stock appreciation rights agreement that is being accounted for as a liability-classified award.  Compensation expense of $27,090 ($17,609 net of tax) was recognized for this agreement during the nine months ended September 30, 2008, and negative compensation expense of $89,550 ($58,208 net of tax) was recognized during the nine months ended September 30, 2007.

The weighted average fair value of options granted during the nine months ended September 30, 2008 and 2007 amounted to $2.77 and $3.78, respectively.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following assumptions:

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

The expected volatility in the price of the underlying shares for the 2008 option grant was computed by using the historical average high and low monthly prices of the Company’s common stock for a period covering 6.25 years, which approximates the average term of the options, and produced an expected volatility of 23.2 percent.  The expected volatility of options granted to individuals who are, or will be, eligible to retire prior to the completion of the normal vesting period was computed by using the historical average high and low daily, weekly, or monthly prices for the period approximating the expected term of those options.  This produced expected volatility ranging from 21.0 percent to 30.1 percent.

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

A small number of the Company’s securities are not priced by the independent pricing service.  Two of the Company’s equity securities are reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  These securities are reported as Level 3 fair value measurements since the SVO is not able to use reliable observable inputs in its valuations.  The SVO establishes a per share price for Insurance Services Office Inc. (ISO) Class B shares by averaging Class B trades during the past year and reviewing the quarterly valuations produced by a nationally recognized independent firm for the Class A shares (Class B shares typically trade at approximately 60 percent of the fair value of the Class A shares).  This valuation is typically performed twice a year, and resulted in a fair value for the Class B shares held by the Company of $10,847,435 at September 30, 2008 and $10,180,245 at December 31, 2007.  The SVO establishes a per share price for the other equity security based on an annual review of that company’s financial statements.  This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $3,641 at September 30, 2008 and $6,719 at December 31, 2007.

The remaining three securities not priced by the Company’s independent pricing service are fixed maturity securities.  One of the fixed maturity securities is classified as a Level 3 fair value measurement and is carried at its amortized cost of $12,181 ($46,795 at December 31, 2007).  The other two fixed maturity securities are classified as Level 2 fair value measurements and are carried at aggregate fair values of $7,628,678 at September 30, 2008 and $8,610,855 at December 31, 2007.  The fair values for these two fixed maturity securities were obtained from the Company’s investment custodian using an independent pricing service which utilizes similar pricing techniques as the Company’s independent pricing service.

The estimated fair values obtained from the independent pricing sources are reviewed by the Company for reasonableness and any discrepancies are investigated for final valuation.  For fixed maturity securities, this includes comparing valuations from the independent pricing source, the Company’s investment custodian, the SVO, and an analytical service for fixed maturity securities.  For equity securities, a similar comparison is done between the valuations from the independent pricing service, the Company’s investment custodian, and the SVO.  From these comparisons, material variances are reviewed further to determine final valuation used in the financial statements.

The Company’s fixed maturity securities and equity securities available-for-sale and short-term investments are measured at fair value on a recurring basis.  No assets or liabilities are currently measured at fair value on a non-recurring basis.  Presented in the table below are the Company’s assets that are measured at fair value on a recurring basis, as of September 30, 2008.

	Fair value measurements at September 30, 2008 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Fixed maturity securities available-for-sale	$786,553,572	$-	$786,541,391	$12,181
Equity securities available-for-sale	105,931,049	95,079,973	-	10,851,076
Short-term investments	63,600,655	63,600,655	-	-
	$956,085,276	$158,680,628	$786,541,391	$10,863,257

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008.  Any unrealized gains or losses on these securities would be recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities would be reported as realized investment gains or losses in the net income.

	Fair value measurements using significant
	unobservable inputs (Level 3)
Three months ended September 30, 2008	Fixed maturity securities available-for-sale	Equity securities available-for-sale	Total

Balance at July 1, 2008	$24,052	$10,851,076	$10,875,128

Purchases, issuances and settlements	(11,871)	-	(11,871)
Balance at September 30, 2008	$12,181	$10,851,076	$10,863,257

	Fair value measurements using significant
	unobservable inputs (Level 3)
Nine months ended September 30, 2008	Fixed maturity securities available-for-sale	Equity securities available-for-sale	Total

Balance at January 1, 2008	$743,356	$10,186,964	$10,930,320

Total unrealized gains included in other comprehensive loss	-	664,112	664,112
Purchases, issuances and settlements	(34,614)	-	(34,614)
Transfers out of Level 3	(696,561)	-	(696,561)
Balance at September 30, 2008	$12,181	$10,851,076	$10,863,257

9.	CONTINGENT LIABILITIES

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

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of loss reserves eliminated by the purchase of these annuities was $2,024,184 at December 31, 2007.  The Company’s contingent liability was $2,024,184 at December 31, 2007 should the issuers of these annuities fail to perform under the terms of the annuity.  The life insurance companies provide annuity statements on an annual basis; therefore the contingent liability for interim periods cannot be estimated.  The change in the contingent liability during the interim periods is not expected to change materially.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.  The Company’s share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries’ aggregate policyholders’ surplus.

10.	STOCK REPURCHASE PROGRAM

On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program. This program became effective immediately and does not have an expiration date.  The timing and terms of the purchases are determined by management based on market conditions and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock purchased under this program is being retired by the Company.  As of September 30, 2008, 475,458 shares of common stock had been repurchased at a cost of $12,272,002.  On October 31, 2008, the Company’s Board of Directors announced an extension of the stock repurchase program, authorizing an additional $10,000,000.

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

COMPANY OVERVIEW

EMC Insurance Group Inc., a 58.8 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance.  Property and casualty insurance is the most significant segment, representing 82.1 percent of consolidated premiums earned during the first nine months of 2008.  For purposes of this discussion, the term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.  Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the “EMC Insurance Companies.”

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.  The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

MANAGEMENT ISSUES AND PERSPECTIVES

During the first nine months of 2008 management continued to focus its efforts on writing profitable business in the increasingly competitive insurance marketplace, and maintaining adequate and consistent loss and settlement expense reserves.  Management was also confronted with a record amount of catastrophe and storm losses during the second and third quarters, and spent a considerable amount of time and effort ensuring that all claims were inspected and adjusted in a timely manner.  Management also evaluated and implemented a new investment strategy designed to take advantage of the liquidity-induced market dislocation that currently exists in the securitized residential mortgage marketplace.  In addition, management decided that the Company’s reinsurance subsidiary will begin writing Germany-based assumed reinsurance business on a direct basis (outside of the quota share agreement with Employers Mutual) effective January 1, 2009 as a result of regulatory changes that will make it unattractive for Employers Mutual to write that business beginning in 2009.  Following is a more detailed discussion of these issues.

Competitive insurance marketplace

Net premiums written for the EMC Insurance Companies’ pool have remained nearly unchanged in recent years due to the increasingly competitive insurance marketplace and increased reinsurance costs.  All lines of business have experienced a decline in premium rate levels of varying magnitude over the past three years.  During this period, policy retention has remained at a high level, but policy count has remained flat as a result of the increased competition for desirable business and management initiatives to exit unprofitable business.   The increase in premium rate competition is being driven by the profitable underwriting results, and resulting high capitalization level, of the property and casualty insurance industry during the past three years.  On an overall basis, premium rate levels declined approximately 3.7 percent in 2006 and 4.9 percent in 2007, and are expected to decline an additional 5.4 percent in 2008.  Given this competitive pricing environment, management is targeting a modest level of premium growth through new business writings that are carefully selected and adequately priced, and from continuing efforts to maintain, or improve, policy retention.

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

Central to management’s business plan to increase new business production is a focus on the Company’s only distribution channel, the independent insurance agent.  Management spent a considerable amount of time during the first nine months of 2008 working closely with local branch underwriting and marketing personnel and their independent insurance agents to identify new business desirable to the Company.  Supporting this focus on new business opportunities are sophisticated underwriting tools (including tools with predictive modeling and monitoring capabilities) that help determine whether individually submitted applications, as well as renewal business, are acceptable, and the appropriate price for each individual risk.  These underwriting tools produce information in real time to underwriters as they consider a new risk, or renew an existing risk.  Management is also implementing data mining software that is capable of producing easily accessible, highly insightful summary information that can be quickly constructed from the vast amounts of data contained in Employers Mutual’s claims system.  Such information can be used to alert management of conditions that have affected the pool participants’ underwriting results.  Once alerted, management can adjust underwriting practices and/or pricing in an effort to address and mitigate any developing adverse trends.

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

Without a proper understanding of the Company’s reserving methodology, the current and more recent accident year combined ratios can be misinterpreted.  For example, the Company reported a combined ratio of 109.3 percent for the first nine months of 2008.  If the large amount of favorable development experienced on prior years’ reserves during this period is added back to the losses and settlement expenses incurred, it would appear that the 2008 accident year generated a combined ratio of 119.8 percent.  However, as has been the case for other recent accident years, management believes that the 2008 accident year combined ratio will continue to decline as claims are settled, and will ultimately settle in a range between 109 and 114 percent.

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

As of June 30, 2008, the Company’s loss and settlement expense reserves were in the upper quarter of the range of actuarial indications.  Although the actuarial analysis as of June 30, 2008 indicates that the Company’s loss and settlement expense reserves are at a high level of adequacy, management is not able to predict whether, or to what extent, the Company will continue to experience favorable development on its reserves.

Record catastrophe and storm losses

During the first nine months of 2008 the Company experienced a record $49.1 million of catastrophe and storm losses, including $23.5 million and $19.8 million during the second and third quarters, respectively.  This record level of catastrophe and storm losses is attributed to several severe storm systems that produced wind, tornado and hail losses over a wide geographic region of the Midwest, including a devastating EF5 tornado that struck Parkersburg, Iowa during the second quarter  and destroyed the high school and many homes, as well as Hurricanes Ike and Gustav during the third quarter.  Catastrophe and storm losses added 20.6 and 17.0 percentage points to the Company’s combined ratios for the three and nine months ended September 30, 2008, compared to 7.5 and 6.7 points for the same periods in 2007.  Assuming normal storm activity for the remainder of the year, management is currently projecting that catastrophe and storm losses will approximate 14.2 percent of earned premiums in 2008, compared to an expected ratio of 6.9 percent of earned premiums.

Absent the excessive level of storm losses, management believes that the Company’s underlying book of business continued to perform reasonably well and within expectations during the first nine months of 2008, considering the competitive market conditions.  The record level of storm losses that occurred during the first nine months of 2008 was not caused by a concentration of exposures, but rather the number of severe storms and wide geographical region affected by those storms.

Management recognizes that policyholders are counting on the Company to help them get their lives back in order after a storm loss occurs, and takes that responsibility very seriously.  As of June 30, all second quarter storm claims had been adjusted and over ninety percent of the claims had been paid, many within days of the loss event.  The response to the third quarter storm claims was similar.  The Company’s various branch locations, aided by the Company’s proprietary claims software system, were able to share claim adjusting resources to quickly settle the large number of claims resulting from these storms and minimize the cost of external resources.

Residential Mortgage-Backed Securities Investment Strategy

During the second quarter, management evaluated and implemented a new investment strategy targeting high-quality residential mortgage-backed securities.  This investment strategy is being administered by Harris Investment Management, Inc. and is designed to take advantage of the liquidity-induced market dislocation that currently exists in the securitized residential mortgage marketplace.  This is a self-liquidating investment strategy that is targeting AAA rated residential mortgage-backed securities (no securities backed by subprime mortgages are being purchased).  The investments have been prudently diversified with respect to key risk factors (such as vintage, originator and geography), have an average duration of 5 to 7 years, and have projected yields of approximately 7 to 8 percent.  The Company has committed a total of $40.0 million to this investment strategy, of which $28.9 million had been invested as of September 30, 2008.

Direct Writing of Germany-based Assumed Reinsurance Business

As a result of regulatory changes in Germany, Employers Mutual will no longer be an approved reinsurer in Germany beginning January 1, 2009.  Rather than risk losing approximately $6.0 million of assumed reinsurance business because of this regulatory change, management determined that the Company’s reinsurance subsidiary will begin writing this business on a direct basis (outside the quota share agreement) effective January 1, 2009.  Since this business will be written outside the quota share agreement, it will not be subject to the $2.0 million cap on losses per event.  Management has determined that this business has a low risk of generating losses above $2.0 million per event and has therefore elected to not purchase stand-alone reinsurance coverage for these risks.

CRITICAL ACCOUNTING POLICIES

The accounting policies considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2007 Form 10-K.

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three months and nine months ended September 30, 2008 and 2007 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007
Property and Casualty Insurance
Premiums earned	$78,960	$80,452	$236,514	$239,459
Losses and settlement expenses	65,503	52,200	179,681	139,933
Acquisition and other expenses	24,915	30,222	80,469	89,572
Underwriting profit (loss)	$(11,458)	$(1,970)	$(23,636)	$9,954

Loss and settlement expense ratio	83.0%	64.9%	76.0%	58.4%
Acquisition expense ratio	31.5%	37.5%	34.0%	37.4%
Combined ratio	114.5%	102.4%	110.0%	95.8%

Losses and settlement expenses:
Insured events of current year	$65,274	$58,507	$199,161	$171,750
Increase (decrease) in provision for insured events of prior years	229	(6,307)	(19,480)	(31,817)
Total losses and settlement expenses	$65,503	$52,200	$179,681	$139,933

Catastrophe and storm losses ..	$14,998	$6,635	$42,614	$18,487

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007
Reinsurance
Premiums earned	$17,450	$16,363	$51,491	$51,361
Losses and settlement expenses	16,141	12,336	42,307	34,493
Acquisition and other expenses	4,131	4,354	12,388	11,993
Underwriting profit (loss)	$(2,822)	$(327)	$(3,204)	$4,875

Loss and settlement expense ratio	92.5%	75.4%	82.2%	67.2%
Acquisition expense ratio	23.7%	26.6%	24.0%	23.3%
Combined ratio	116.2%	102.0%	106.2%	90.5%

Losses and settlement expenses:
Insured events of current year	$20,609	$13,532	$53,008	$41,680
Decrease in provision for insured events of prior years	(4,468)	(1,196)	(10,701)	(7,187)
Total losses and settlement expenses	$16,141	$12,336	$42,307	$34,493

Catastrophe and storm losses	$4,825	$578	$6,457	$987

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2008	2007	2008	2007
Consolidated
REVENUES
Premiums earned	$96,410	$96,815	$288,005	$290,820
Net investment income	12,251	12,252	36,191	35,895
Realized investment gains (losses)	(14,097)	(281)	(16,638)	1,232
Other income	191	111	499	382
	94,755	108,897	308,057	328,329
LOSSES AND EXPENSES
Losses and settlement expenses	81,644	64,536	221,988	174,426
Acquisition and other expenses	29,046	34,576	92,857	101,565
Interest expense	225	278	664	834
Other expense	229	720	1,457	1,853
	111,144	100,110	316,966	278,678

Income (loss) before income tax
expense (benefit)	(16,389)	8,787	(8,909)	49,651
Income tax expense (benefit)	(6,931)	2,059	(6,730)	14,231
Net income (loss)	$(9,458)	$6,728	$(2,179)	$35,420

Net income (loss) per share	$(0.70)	$0.49	$(0.16)	$2.57

Loss and settlement expense ratio	84.7%	66.7%	77.1%	60.0%
Acquisition expense ratio	30.1%	35.7%	32.2%	34.9%
Combined ratio	114.8%	102.4%	109.3%	94.9%

Losses and settlement expenses:
Insured events of current year	$85,883	$72,039	$252,169	$213,430
Decrease in provision for insured events of prior years	(4,239)	(7,503)	(30,181)	(39,004)
Total losses and settlement expenses	$81,644	$64,536	$221,988	$174,426

Catastrophe and storm losses	$19,823	$7,213	$49,071	$19,474

The Company reported a net loss of $9,458,000 ($0.70 per share) for the three months ended September 30, 2008 compared to net income of $6,728,000 ($0.49 per share) for the same period in 2007.  For the nine months ended September 30, 2008, the Company had a net loss of $2,179,000 ($0.16 per share) compared to net income of $35,420,000 ($2.57 per share) for the same period in 2007.  These declines are attributed to a record amount of catastrophe and storm losses experienced during the second and third quarters of 2008, a large amount of investment losses recognized during the third quarter of 2008, an expected decline in the amount of favorable development experienced on prior years’ reserves, and a moderate, but steady, decline in overall premium rate levels.  Included in the realized investment losses for 2008 are $17,075,000 and $21,672,000, respectively, of “other-than-temporary” investment impairment losses recognized in the Company’s equity portfolio during the three months and nine months ended September 30, 2008.  These investment impairment losses include $14,904,000 recognized on the perpetual preferred stocks of Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal National Mortgage Association (Fannie Mae) during the third quarter as a result of the U.S. government placing these companies under conservatorship.

Premiums Earned

Premiums earned decreased 0.4 percent and 1.0 percent to $96,410,000 and $288,005,000 for the three months and nine months ended September 30, 2008 from $96,815,000 and $290,820,000 for the same periods in 2007.  These decreases are primarily attributed to the moderate, but steady, decline in overall premium rate levels that have occurred during the past three years as a result of competitive market conditions associated with the current soft market.  Management expects the current competitive pricing environment to continue through the remainder of the year; however, pricing in 2009 is expected to stabilize somewhat due to the fact that total capital within the industry has declined as a result of the recent turmoil in the equity markets and the high level of catastrophe losses experienced in 2008.  It should be noted that the rate decreases implemented during 2008 will have a negative impact on earned premiums in 2009 as those premiums become earned.

Premiums earned for the property and casualty insurance segment decreased 1.9 percent and 1.2 percent to $78,960,000 and $236,514,000 for the three months and nine months ended September 30, 2008 from $80,452,000 and $239,459,000 for the same periods in 2007.  Underlying these small decreases in premium income is a continued decline in overall premium rate levels, as total policy count increased slightly in both the commercial and personal lines of business.  New business policy counts are up for the first nine months of 2008 as compared to 2007; however, while personal lines new business premium increased 12.1 percent, commercial lines new business premium declined 6.5 percent.  The decline in commercial lines new business premium is attributed to a combination of declining rates (rate declines are larger in commercial lines of business) and reduced exposures on new business (with a corresponding reduction in premium).  The growth in personal lines new business premium is occurring in selected territories which management has identified as having greater profit potential.  Retention rates remain above industry standards, with commercial lines and personal auto declining slightly to 86.5 percent and 87.1 percent, respectively, while personal property retention rates increased slightly to 86.6 percent.  During the first nine months of 2008, new business premium was not sufficient to offset the premium lost from declining rate levels and business not retained, resulting in a 1.4 percent decline in written premiums.

Premiums earned for the reinsurance segment increased 6.6 percent and 0.3 percent to $17,450,000 and $51,491,000 for the three months and nine months ended September 30, 2008 from $16,363,000 and $51,361,000 for the same periods in 2007.  These increases are primarily associated with an  increase in the estimate of earned but not reported (EBNR) premiums and accrued reinstatement premiums in the HORAD book of business, but also reflect the early reporting of some crop insurance premium that is normally not reported until the fourth quarter.  These increases were largely offset, particularly for the nine months results, by a decline in the business assumed from the Mutual Reinsurance Bureau (MRB) pool.  Both MRB and the HORAD books of business have suffered from the loss of a few accounts, increased retentions by some of the ceding companies and lower premium rates caused by increased rate competition.  This was evident during the January and July renewal seasons as the reinsurance segment experienced an overall decline in the average rate on-line for its accounts.  There was some additional minor deterioration in rates during the July renewal period, but increased terms on those accounts with recent loss experience kept overall rate adequacy at a fairly consistent level with that achieved on the January renewals.  Management expects reinsurance pricing to stabilize during the last quarter of 2008 and into 2009 due to the decline in industry capital noted above.  Based on recent projections, premium income for calendar year 2008 is expected to decline slightly from  the amount reported in 2007.

Losses and settlement expenses

Losses and settlement expenses increased 26.5 percent and 27.3 percent to $81,644,000 and $221,988,000 for the three months and nine months ended September 30, 2008 from $64,536,000 and $174,426,000 for the same periods in 2007.  The loss and settlement expense ratios increased to 84.7 percent and 77.1 percent for the three months and nine months ended September 30, 2008 from 66.7 percent and 60.0 percent for the same periods in 2007.  The increase in the loss and settlement expense ratios is attributed to a record amount of catastrophe and storm losses experienced in 2008, which totaled $19,823,000 and $49,071,000 for the three months and nine months ended September 30, 2008 compared to $7,213,000 and $19,474,000 for the same periods in 2007.  Catastrophe and storm losses added 20.6 and 17.0 percentage points to the loss and settlement expense ratio for the three and nine months ended September 30, 2008, compared to 7.5 and 6.7 percentage points for the same periods in 2007.  An expected decline in the amount of favorable development experienced on prior years’ reserves in the property and casualty insurance segment also contributed to the increases in the loss and settlement expense ratios.

The loss and settlement expense ratio for the property and casualty insurance segment increased to 83.0 percent and 76.0 percent for the three months and nine months ended September 30, 2008 from 64.9 percent and 58.4 percent for the same periods in 2007.  A record amount of Midwest storm losses, along with losses associated with Hurricanes Gustav and Ike, were the driving force behind these increases.  Catastrophe and storm losses more than doubled to a record $14,998,000 and $42,614,000 for the three months and nine months ended September 30, 2008 from $6,635,000 and $18,487,000 for the same periods in 2007.  These storm losses contributed 19.0 and 18.0 percentage points, respectively, to the three month and nine month loss and settlement expense ratios, which represented increases of 11.2 and 11.3 percentage points over the comparable ratios of 2007.  The record level of catastrophe and storm losses was caused by several severe storm systems that produced wind, tornado and hail losses over a wide geographic region of the Midwest during the second and third quarters, including a devastating EF5 tornado that struck Parkersburg, Iowa during the second quarter.  These second and third quarter storm losses added to an already high level of storm losses experienced during the first quarter.  Losses associated with Hurricanes Gustav and Ike totaled $3,055,000 and $3,407,000, respectively.  Surprisingly, the majority of the property and casualty insurance segment’s losses from Hurricane Ike occurred in Ohio and Kentucky.  As the massive hurricane advanced away from the coast of Texas, it merged with a cold front traveling across the Midwest and generated a significant amount of wind damage.

An expected decline in the amount of favorable development experienced on prior years’ reserves also contributed to the increase in the three month and nine month loss and settlement expense ratios of the property and casualty insurance segment.  Lastly, the moderate, but steady, decline in premium rate levels over the past several years is estimated to have added approximately 4 percentage points to the loss and settlement expense ratio of the first nine months of 2008.

The loss and settlement expense ratio for the reinsurance segment increased to 92.5 percent and 82.2 percent for the three months and nine months ended September 30, 2008 from 75.4 percent and 67.2 percent for the same periods in 2007.  These increases reflect an increase in the amount of large losses reported and an increase in catastrophe and storm losses, including $2,000,000 of losses associated with Hurricane Ike.  An increase in the amount of favorable development experienced on prior years’ reserves helped to limit the increase in the loss and settlement expense ratios for 2008.

Acquisition and other expenses

Acquisition and other expenses declined 16.0 percent and 8.6 percent to $29,046,000 and $92,857,000 for the three months and nine months ended September 30, 2008 from $34,576,000 and $101,565,000 for the same periods in 2007.  The acquisition expense ratio declined to 30.1 percent and 32.2 percent for the three months and nine months ended September 30, 2008 from 35.7 percent and 34.9 percent for the same periods in 2007.  These declines are primarily attributed to the property and casualty insurance segment and reflect reductions in the amount of expense recorded for policyholder dividends, agents’ profit share, executive bonuses and contingent salaries, and postretirement benefits.

For the property and casualty insurance segment, the acquisition expense ratio declined to 31.5 percent and 34.0 percent for the three months and nine months ended September 30, 2008 from 37.5 percent and 37.4 percent for the same periods in 2007.  These decreases are attributed to declines in the amount of expense recorded for policyholder dividends, contingent commissions (in the form of agents’ profit share), executive bonuses and contingent salaries, and postretirement benefits.  The decline in policyholder dividend expense is largely due to a decrease in the estimated dividend payable on several of the Company’s safety dividend groups.  The declines in executive bonuses and contingent salaries, as well as agents’ profit share expenses, reflect the large decline in underwriting profitability that occurred during 2008.  The decline in postretirement benefits expense reflects a decrease in the service cost component and the amortization of a prior service credit resulting from a plan amendment that became effective in the first quarter of 2008.

For the reinsurance segment, the acquisition expense ratio decreased to 23.7 percent for the three months ended September 30, 2008 from 26.6 percent for the same period in 2007.  For the nine months ended September 30, 2008 the acquisition expense ratio increased to 24.0 percent from 23.3 percent for the same period in 2007.  The decrease for the three months ended September 30, 2008 is primarily attributed to lower contingent commission expenses and, to a lesser extent, declines in regular commissions and other underwriting expenses.  The increase for the nine months ended September 30, 2008 is primarily associated with an increase in the estimated commission expense on earned but not reported premiums.

Investment results

Net investment income was flat at $12,251,000 for the three months ended September 30, 2008, but increased 0.8 percent to $36,191,000 for the nine months ended September 30, 2008 from $35,895,000 for the same period in 2007.  Investment income for the three months ended September 30, 2008 was negatively impacted by the elimination of dividends on the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) preferred stocks and a reduction in cash yields. The increase reported for the nine months ended September 30, 2008 was somewhat limited by a significant amount of call activity on the Company’s U.S. government agency securities during the first and second quarters as a result of  the declining interest rate environment.  The proceeds from these called securities were invested in short-term securities until attractive long-term opportunities could be identified.  As of March 31, 2008, approximately 55 percent of the $211 million in proceeds received from called securities had been reinvested in long-term securities, and by June 30, 2008 approximately 87 percent of the $258 million in proceeds from this call activity had been reinvested.  With the reinvestment of these proceeds, net investment income has increased.

The Company reported net realized investment losses of $14,097,000 and $281,000 for the three months ended September 30, 2008 and 2007, respectively.  These losses are primarily comprised of “other-than-temporary” investment impairment losses totaling $17,075,000 on ten equity securities during the third quarter of 2008, and $689,000 on five equity securities during the third quarter of 2007.  The impairments recorded in the third quarter of 2008 include $14,904,000 on the perpetual preferred stocks of Freddie Mac and Fannie Mae.  For the nine months ended September 30, 2008, the Company reported a net realized investment loss of $16,638,000 compared to a net gain of $1,232,000 for the same period in 2007, also primarily from equity investments.  The Company recognized “other-than-temporary” investment impairment losses totaling $21,672,000 on 25 equity securities during the first nine months of 2008, compared to $1,073,000 on 12 equity securities during the first nine months of 2007.  The Freddie Mac and Fannie Mae impairment losses are the result of the U.S. government placing these companies under conservatorship.  The impairment losses on the remaining equity securities were recognized because the Company’s outside equity manager indicated that these securities, which were in an unrealized loss position, would likely be sold before they recovered to their cost basis.  As a result, the intent to hold these securities to recovery did not exist.

The total rate of return on the Company’s equity portfolio for the first nine months of 2008 was negative 18.7 percent, compared to a negative 19.3 percent for the S&P 500.  The current annualized yield on the bond portfolio and cash is 5.6 percent and the effective duration is 5.99 years, which is up from 5.11 years at June 30, 2008 and 3.75 years at December 31, 2007.

Income tax

The Company reported an income tax benefit of $6,931,000 and $6,730,000 for the three months and nine months ended September 30, 2008 compared to income tax expense of $2,059,000 and $14,231,000 for the same periods in 2007.  The relatively high income tax benefit to pretax loss for the nine months ended September 30, 2008 reflects the relatively small pre-tax loss to the amount of tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $10,148,000 and $6,160,000 during the first nine months of 2008 and 2007, respectively.  The cash flows during the first nine months of 2007 were limited due to large income tax payments made by the Company’s insurance subsidiaries.  Income taxes are initially paid by Employers Mutual, and the Company’s insurance subsidiaries reimburse Employers Mutual for their share of the payment through the settlement of inter-company balances.  The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity.  When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies.  In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs.  As of September 30, 2008, the Company did not have any significant variations between the maturity dates of its investments and the expected payments of its loss and settlement expense reserves.

The Company is a holding company whose principal asset is its investment in its insurance subsidiaries.  As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet all obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase program.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2008 without prior regulatory approval is approximately $46,779,000.  The Company received $25,005,000 and $3,625,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $7,340,000 and $7,019,000 in the first nine months of 2008 and 2007, respectively.  The large increase in dividends received from the insurance company subsidiaries during 2008 is being used to fund the Company’s $15,000,000 stock repurchase program.  On October 31, 2008, the Company’s Board of Directors announced an extension of the stock repurchase program, authorizing an additional $10,000,000.  This extension will necessitate the dividend of additional funds from the insurance company subsidiaries to the holding company in the fourth quarter of 2008 and/or early 2009.

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

The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to pay claims and expenses.  At September 30, 2008, approximately 38 percent of the Company’s fixed maturity securities were in U.S. government or U.S. government-sponsored agency securities.  This is down from approximately 55 percent at December 31, 2007 due to a significant amount of call activity on the Company’s U.S. government agency securities that occurred during the first half of 2008 due to the declining interest rate environment.  The proceeds from these called securities were initially invested in short-term securities, and much of the proceeds were subsequently reinvested in other types of fixed maturity securities (as discussed above).  A variety of maturities are maintained in the Company’s portfolio to assure adequate liquidity.  The maturity structure of the fixed maturity securities is also established by the relative attractiveness of yields on short, intermediate and long-term securities.  The Company does not invest in high-yield, non-investment grade debt securities.  Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

The Company considers itself to be a long-term investor and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At September 30, 2008 the Company had a net unrealized holding loss, net of deferred taxes, on fixed maturity securities available-for-sale of $11,219,000, compared to a net unrealized holding gain, net of deferred taxes, of $12,298,000 at December 31, 2007.  The fluctuation in the market value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects a widening of risk premium spreads over U.S. Treasuries for corporate and U.S. government-sponsored agency securities.  Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments is not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

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

The Company participates in a securities lending program administered by Mellon Bank, N.A. whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time.  The Company receives a fee for each security loaned out under this program and requires initial collateral equal to 102 percent of the market value of the loaned securities.  The collateral is primarily cash, but other forms of collateral are occasionally accepted, including letters of credit or U.S. Treasury securities.  The cash collateral  is invested in a Delaware business trust that is managed by Mellon Bank.  In this trust, cash collateral funds of the Company are pooled with cash collateral funds of other security lenders administered by Mellon Bank, and these funds are invested in securities with high credit quality standards, maturity restrictions, and liquidity levels consistent with the short-term nature of securities lending transactions.  The acceptable investments include time deposits, commercial paper, floating rate notes, asset-backed floating rate notes, and repurchase agreements.  The earnings from this trust are used, in part, to pay the fee the Company receives for each security loaned under the program.  The Company has a slight risk of a minor loss associated with the collateral pool if the aggregate market value of the collateral pool were to decline below the aggregate liability represented by the collateral, assuming all securities loaned and backed by the collateral pool were returned.  The Company had securities on loan totaling $938,000 and $58,995,000 at September 30, 2008 and December 31, 2007, respectively.  Collateral held in connection with these loaned securities totaled $1,000,000 and $60,785,000 at September 30, 2008 and December 31, 2007, respectively.  The large decrease in securities on loan at September 30, 2008 was due to a decrease in demand for the type of securities the Company  makes available to the program (primarily U.S. government agencies, U.S. treasuries and corporate bonds).

The Company held $76,000 and $102,000 in minority ownership interests in limited partnerships and limited liability companies at September 30, 2008 and December 31, 2007, respectively.  The Company does not hold any other unregistered securities.

The Company’s cash balance was $429,000 and $263,000 at September 30, 2008 and December 31, 2007, respectively.

During the first nine months of 2008, Employers Mutual made $1,200,000 in contributions to the postretirement benefit plans’ VEBA trust, and did not make any contributions to the pension plans.  Employers Mutual expects total contributions to the postretirement benefit plans’ VEBA trust for 2008 to approximate $2,800,000 and, depending on the performance of the equity markets during the fourth quarter, currently anticipates that its pension plans contribution will approximate $30,000,000.  The Company reimbursed Employers Mutual $343,000 for its share of the contribution to the postretirement benefit plans during the first nine months of 2008.

Employers Mutual contributed $3,500,000 to its pension plans and $3,800,000 to its postretirement benefit plans in 2007.  During the first nine months of 2007, Employers Mutual contributed $3,300,000 to the postretirement benefit plans’ VEBA trust, but did not make any contributions to the pension plans.  The Company reimbursed Employers Mutual $1,069,000 for its share of the 2007 pension contribution (no reimbursement was paid in the first nine months of 2007) and $1,083,000 for its share of the 2007 postretirement benefit plans contribution (including $941,000 during the first nine months of 2007).

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at September 30, 2008.

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

The Company had total cash and invested assets with a carrying value of $1.0 billion as of September 30, 2008 and December 31, 2007.  The following table summarizes the Company’s cash and invested assets as of the dates indicated:

	September 30, 2008
($ in thousands)	Amortized Cost	Fair Value	Percent of Total Fair Value	Carrying Value
Fixed maturity securities held-to-maturity	$613	$667	0.1%	$613
Fixed maturity securities available-for-sale	803,814	786,554	82.2%	786,554
Equity securities available-for-sale	83,457	105,931	11.1%	105,931
Cash	429	429	-	429
Short-term investments	63,600	63,600	6.6%	63,600
Other long-term investments	76	76	-	76
	$951,989	$957,257	100.0%	$957,203

	December 31, 2007
($ in thousands)	Amortized Cost	Fair Value	Percent of Total Fair Value	Carrying Value
Fixed maturity securities held-to-maturity	$637	$689	0.1%	$637
Fixed maturity securities available-for-sale	825,328	844,248	81.4%	844,248
Equity securities available-for-sale	97,847	139,428	13.4%	139,428
Cash	263	263	-	263
Short-term investments	53,295	53,295	5.1%	53,295
Other long-term investments	102	102	-	102
	$977,472	$1,038,025	100.0%	$1,037,973

The amortized cost and estimated fair value of fixed maturity and equity securities at September 30, 2008 were as follows:

	Held-to-Maturity
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$613	$54	$-	$667
Total securities held-to-maturity	$613	$54	$-	$667

	Available-for-Sale
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$4,729	$333	$-	$5,062
U.S. government-sponsored agencies	297,334	1,388	1,929	296,793
Obligations of states and political subdivisions	303,236	3,894	12,324	294,806
Mortgage-backed securities	51,348	158	2,111	49,395
Public utility securities	6,002	80	-	6,082
Debt securities issued by foreign governments	6,641	15	63	6,593
Corporate securities	134,524	960	7,661	127,823
Total fixed maturity securities	803,814	6,828	24,088	786,554

Common stocks	72,861	28,883	3,822	97,922
Non-redeemable preferred stocks	10,596	-	2,587	8,009
Total equity securities	83,457	28,883	6,409	105,931
Total securities available-for-sale	$887,271	$35,711	$30,497	$892,485

The Company’s equity portfolio is diversified across a large range of industry sectors and is managed by Harris Bank, N.A. for a fee that is based on total assets under management.  As of September 30, 2008, the equity portfolio was invested in the following industry sectors:

Industry sectors:	Percent of equity portfolio
Financial services	25.1%
Information technology	17.5
Energy	12.7
Healthcare	12.3
Consumer Staples	8.3
Consumer Discretionary	6.6
Industrials	6.6
Other	10.9
100.0%

The $11 million of surplus notes issued by the reinsurance subsidiary to Employers Mutual were redeemed in the fourth quarter of 2007, along with accrued interest.  The $25 million of surplus notes issued by the property and casualty insurance subsidiaries to Employers Mutual remain outstanding; however, effective February 1, 2008 the interest rate on these surplus notes was increased from 3.09 percent to 3.60 percent.  Future reviews of the interest rate on the surplus notes will be conducted by the Inter-Company Committees of the Boards of Directors of the Company and Employers Mutual every five years.  Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  The Company’s subsidiaries incurred interest expense of $664,000 and $834,000 during the first nine months of 2008 and 2007, respectively, on these surplus notes.

As of September 30, 2008, the Company had no material commitments for capital expenditures.

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

A small number of the Company’s securities are not priced by the independent pricing service.  Two of the Company’s equity securities are reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  These securities are reported as Level 3 fair value measurements since the SVO is not able to use reliable observable inputs in its valuations.  The SVO establishes a per share price for Insurance Services Office Inc. (ISO) Class B shares by averaging Class B trades during the past year and reviewing the quarterly valuations produced by a nationally recognized independent firm for the Class A shares (Class B shares typically trade at approximately 60 percent of the fair value of the Class A shares).  This valuation is typically performed twice a year, and resulted in a fair value for the Class B shares held by the Company of $10,847,000 at September 30, 2008 and $10,180,000 at December 31, 2007.  The SVO establishes a per share price for the other equity security based on an annual review of that company’s financial statements.  This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $4,000 at September 30, 2008 and $7,000 at December 31, 2007.

ISO recently filed an S-1 Registration Statement with Securities and Exchange Commission in connection with a proposed initial public offering of its common stock.  The timing and terms of this proposed initial public offering are unknown at this time.  As a result, management is not able to determine what, if any, impact this initial public offering may have on the value of the Company’s investment in ISO common stock.

The remaining three securities not priced by the Company’s independent pricing service are fixed maturity securities.  One of the fixed maturity securities is classified as a Level 3 fair value measurement and is carried at its amortized cost of $12,000 ($47,000 at December 31, 2007).  The other two fixed maturity securities are classified as Level 2 fair value measurements and are carried at aggregate fair values of $7,629,000 at September 30, 2008 and $8,611,000 at December 31, 2007.  The fair values for these fixed maturity securities were obtained from the Company’s investment custodian using an independent pricing service which utilizes similar pricing techniques as the Company’s independent pricing service.

The estimated fair values obtained from the independent pricing sources are reviewed by the Company for reasonableness and any discrepancies are investigated for final valuation.  For fixed maturity securities, this includes comparing valuations from the independent pricing source, the Company’s investment custodian, the SVO, and an analytical service for fixed maturity securities.  For equity securities, a similar comparison is done between the valuations from the independent pricing service, the Company’s investment custodian, and the SVO.  From these comparisons, material variances are reviewed further to determine final valuation used in the financial statements.

Investment Impairments and Considerations

The Company recorded “other-than-temporary” investment impairment losses totaling $17,075,000 on ten equity securities during the third quarter of 2008, and $689,000 on five equity securities during the third quarter of 2007.  For the nine months ended September 30, 2008, the Company recognized “other-than-temporary” investment impairment losses totaling $21,672,000 on 25 equity securities, compared to $1,073,000 on 12 equity securities during the first nine months of 2007.  Included in the impairments for the third quarter of 2008 and nine months ended September 30, 2008 was $14,904,000 of impairment losses on the perpetual preferred stocks of Freddie Mac and Fannie Mae resulting from the U.S. government placing these companies under conservatorship.  The impairment losses on the remaining equity securities were recognized because the Company’s outside equity manager indicated that these securities, which were in an unrealized loss position, would likely be sold before they recovered to their cost basis.  As a result, the intent to hold these securities to recovery did not exist.

The Company has no direct exposure to sub-prime residential lending, holding $31,943,000 of residential mortgage-backed securities which includes $4,155,000 of seasoned Government National Mortgage Association thirty-year fixed maturity securities.  No residential collateralized debt obligations or collateralized mortgage obligations are held.

The Company does have indirect exposure to sub-prime residential lending as it has significant holdings of government agency securities, as well as fixed maturity and equity securities in both the banking and financial services sectors.  While these holdings do not include companies engaged in originating residential lending as their primary business, they do include Freddie Mac, Fannie Mae and companies that may be indirectly engaged in sub-prime residential lending.

During the second quarter, management evaluated and implemented a new investment strategy targeting high-quality residential mortgage-backed securities.  This investment strategy is being administered by Harris Investment Management, Inc. and is designed to take advantage of the liquidity-induced market dislocation that currently exists in the securitized residential mortgage marketplace.  This is a self-liquidating investment strategy that is targeting AAA rated residential mortgage-backed securities (no securities backed by subprime mortgages are being purchased).  The investments thus far have been prudently diversified with respect to key risk factors (such as vintage, originator and geography), have an average duration of 5 to 7 years, and have projected yields of approximately 7 to 8 percent.  The Company has committed a total of $40.0 million to this investment strategy, of which $28.9 million had been invested as of September 30, 2008.  The total market value of these residential mortgage-backed securities as of September 30, 2008 was $27,788,000.

At September 30, 2008, the Company had unrealized losses on available-for-sale securities as presented in the table below.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities.  Based on these factors, and the Company’s ability and intent to hold the securities until recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at September 30, 2008.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $19,823,000, net of tax; however, the Company’s financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of September 30, 2008.

Description of securities	Fair value	Unrealized losses
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
Less than six months	$449,910	$18,101
Six to twelve months	51,244	5,829
Twelve months or longer	1,097	158
Total fixed maturity securities	502,251	24,088

Equity securities:
Less than six months	29,887	3,868
Six to twelve months	2,699	1,073
Twelve months or longer	2,032	1,468
Total equity securities	34,618	6,409

Total temporarily impaired securities	$536,869	$30,497

The equity securities that have been in a continuous unrealized loss position for twelve months or longer includes Merrill Lynch & Co. preferred stock ($1,361,000 unrealized loss) and JP Morgan Chase & Co. preferred stock ($107,000 unrealized loss).  Merrill Lynch & Co. is in the process of being acquired by Bank of America.  The JP Morgan Chase & Co. preferred stock was originally issued by Bear Stearns; however, it was renamed after being acquired by JP Morgan Chase & Co.  Management considers these unrealized losses to be temporary at this time.

The Company’s investment in US Freightways Corporation, American Airlines, and Great Lakes Chemical Corporation fixed maturity securities (non-investment grade) had an aggregate unrealized loss of $279,000 at September 30, 2008.  The Company does not purchase non-investment grade securities.  Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

Following is a schedule of gross realized losses recognized during the first nine months of 2008 from the sale of securities and from “other-than-temporary” investment impairments.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.  This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc.  Fixed maturity securities were not included in the schedule since no realized losses were recognized on these investments stemming from disposals other than corporate actions.  Fixed maturity securities are generally held until maturity.

	Nine months ended September 30, 2008
	Realized losses from sales			"Other-than-
($ in thousands)	Book value	Sales price	Gross realized losses	temporary" impairment losses	Total gross realized losses
Equity securities:
Three months or less	$9,202	$8,406	$796	$3,837	$4,633
Over three months to six months	2,357	1,890	467	11,714	12,181
Over six months to nine months	0	0	0	0	0
Over nine months to twelve months	0	0	0	421	421
Over twelve months	0	0	0	5,700	5,700
	$11,559	$10,296	$1,263	$21,672	$22,935

The $5,700,000 of realized losses associated with securities that had been in an unrealized loss position for over twelve months are attributed to the perpetual preferred stock of Freddie Mac, which experienced a significant decline in value during the third quarter when the U.S. government placed the company under conservatorship.  Prior to the third quarter, the value of the Freddie Mac perpetual preferred stock was only marginally under the Company’s carrying value.

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

The following table reflects the Company’s contractual obligations as of September 30, 2008.  Included in the table are the estimated payments that the Company expects to make in the settlement of its loss reserves and with respect to its long-term debt.  One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All lease costs are included as expenses under the pooling agreement, after allocation of the portion of these expenses to the subsidiaries that do not participate in the pool.  The table reflects the Company’s current 30.0 percent aggregate participation in the pooling agreement.  The Company’s contractual obligation for long-term debt did not change from that presented in the Company’s 2007 Form 10-K.

	Payments due by period
	Total	Less than 1 year	1 - 3years	4 - 5 years	More than 5 years
Contractual obligations	($ in thousands)
Loss and settlement expense reserves (1)	$576,132	$225,901	$207,753	$80,198	$62,280
Long-term debt (2)	25,000	-	-	-	25,000
Interest expense on long-term debt (3)	8,989	889	1,800	1,800	4,500
Real estate operating leases	7,428	284	2,258	1,805	3,081
Total	$617,549	$227,074	$211,811	$83,803	$94,861

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

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow these assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $1,490,000 and $1,714,000 and related premium tax offsets of $1,633,000 and $1,057,000 have been accrued as of September 30, 2008 and December 31, 2007, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ a worker with a pre-existing disability.  Estimated second-injury fund assessments of $1,552,000 and $1,656,000 have been accrued as of September 30, 2008 and December 31, 2007, respectively.  The second injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of these annuities was $2,024,000 at December 31, 2007.  The Company’s contingent liability was $2,024,184 at December 31, 2007 should the issuers of these annuities fail to perform under the terms of the annuity.  The life insurance companies provide annuity statements on an annual basis; therefore the contingent liability for interim periods cannot be estimated.  The change in the contingent liability during the interim periods is not expected to change materially.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.  The Company’s share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries’ aggregate policyholders’ surplus.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted the requirements of SFAS 157 effective January 1, 2008, which resulted in additional disclosures, but no impact on operating results.  In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active.  FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  Adoption of FAS 157-3 did not have any effect on the consolidated financial position or operating results of the Company.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides issuers the opportunity to make cautionary statements regarding forward-looking statements.  Accordingly, any forward-looking statement contained in this report is based on management’s current beliefs, assumptions and expectations of the Company’s future performance, taking into account all information currently available to management.  These beliefs, assumptions and expectations can change as the result of many possible events or factors, not all of which are known to management.  If a change occurs, the Company’s business, financial condition, liquidity, results of operations, plans and objectives may vary materially from those expressed in the forward-looking statements.  The risks and uncertainties that may affect the actual results of the Company include, but are not limited to, the following: catastrophic events and the occurrence of significant severe weather conditions; the adequacy of loss and settlement expense reserves; state and federal legislation and regulations; changes in our industry, interest rates or the performance of financial markets and the general economy; rating agency actions and other risks and uncertainties inherent to the Company’s business, including those discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K which is updated under Part II, Item 1A. “Risk Factors” of this Form 10-Q.  Management intends to identify forward-looking statements when using the words “believe”, “expect”, “anticipate”, “estimate”, “project” or similar expressions.  Undue reliance should not be placed on these forward-looking statements.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The following supplements the discussion under Item 1A “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2007:

Continued deterioration in the debt and equity markets could lead to additional losses in the Company’s investment portfolio, which could have a material adverse affect on the Company’s financial condition and/or results of operations.

The severe downturn in the debt and equity markets, reflecting uncertainties associated with the mortgage crisis, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions, has resulted in significant realized and unrealized losses in the Company’s investment portfolio. Depending on future market conditions, the Company could incur substantial additional realized and unrealized losses in its investment portfolio, which could have a material adverse affect on the Company’s financial condition and/or results of operations.

The aggregate market value of the collateral held by the administrator of the Company’s securities lending program could decline below the aggregate liability represented by the collateral.

The Company participates in a securities lending program administered by Mellon Bank, N.A. whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time.  The Company requires initial collateral, primarily cash, equal to 102 percent of the market value of the loaned securities.  The cash collateral is invested in a Delaware business trust that is managed by Mellon Bank.  In this trust, cash collateral funds of the Company are pooled with cash collateral funds of other security lenders administered by Mellon Bank, and these funds are invested in securities with high credit quality standards, maturity restrictions, and liquidity levels consistent with the short-term nature of securities lending transactions.  The acceptable investments include time deposits, commercial paper, floating rate notes, asset-backed floating rate notes, and repurchase agreements.  The Company has a slight risk of a minor loss associated with the collateral pool if the aggregate market value of the collateral pool were to decline below the aggregate liability represented by the collateral, assuming all securities loaned and backed by the collateral pool were returned.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended September 30, 2008:

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs		(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2 & 3)

7/1/08 - 7/31/08	160,274	(1)	$23.33	148,937	(2)	$8,974,243

8/1/08 - 8/31/08	60,714	(1)	24.47	60,655	(2)	7,489,874

9/1/08 - 9/30/08	12,916	(1)	23.69	11,500	(2)	7,218,559

Total	233,904		$23.64	221,092

(1) 36, 59 and 1,416 shares were purchased in the open market in July, August and September, respectively, to fulfill the Company’s obligations under its dividend reinvestment and common stock purchase plan.  11,301 shares were purchased in the open market during July under Employers Mutual Casualty Company’s employee stock purchase plan.

(2) On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program.  This purchase program was effective immediately and does not have an expiration date.  A total of $2,727,998 remains in this plan.

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

ITEM 6.	EXHIBITS

10.8	Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan, as amended and restated.

10.10	Employers Mutual Casualty Company Non-Employee Directors’ Post-Service Benefits Plan, as amended and restated.

10.25	Employers Mutual Casualty Company Senior Executive Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.25 filed with the Company’s Form 8-K on November 6, 2008 under Item 5.02.)

10.26	Employers Mutual Casualty Company 2008 Employee Stock Purchase Plan. (Incorporated by reference to Registration No. 333-151299.)

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2008.

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit number	Item	Page number

10.8	Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan, as amended and restated.	46

10.10	Employers Mutual Casualty Company Non-Employee Directors’ Post-Service Benefits Plan, as amended and restated.	68

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	73

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	74

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	75

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	76