Form 10-K
period 2008-12-31
EMC INSURANCE GROUP INC
filed 2009-03-13
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was $137,599,068.

The number of shares outstanding of the registrant’s common stock, $1.00 par value, on February 27, 2009, was 13,233,554.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 19, 2009, and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2008, are incorporated by reference under Part III.

PART I

ITEM 1.	BUSINESS.

GENERAL

EMC Insurance Group Inc. is an insurance holding company that was incorporated in Iowa in 1974 by Employers Mutual Casualty Company (Employers Mutual) and became a public company in 1982 following the initial public offering of its common stock.  EMC Insurance Group Inc. is 59 percent owned by Employers Mutual, a multiple-line property and casualty insurance company organized as an Iowa mutual insurance company in 1911 that is licensed in all 50 states and the District of Columbia.  The term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.  Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the “EMC Insurance Companies.”

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

Property and casualty insurance is the most significant segment of the Company’s business, representing approximately 81 percent of consolidated premiums earned in 2008.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.  For a discussion of the reinsurance pooling agreement and its benefits, please see “Organizational Structure – Property and Casualty Insurance” below.

Reinsurance operations are conducted through EMC Reinsurance Company, and represented approximately 19 percent of consolidated premiums earned in 2008.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies (subject to certain limited exceptions).  Effective January 1, 2009, EMC Reinsurance Company will begin writing Germany-based assumed reinsurance business on a direct basis as a result of regulatory changes in Germany.  For a discussion of the quota share reinsurance agreement and its benefits, please see “Organizational Structure – Reinsurance” below.

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

•
the ability to benefit from the capacity of the entire pool representing $1.1 billion in direct premiums written in 2008 and $849,000,000 in statutory surplus as of December 31, 2008, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level;

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

The amount of insurance a property and casualty insurance company writes under industry standards is commonly expressed as a multiple of its surplus calculated in accordance with statutory accounting practices.  Generally, a ratio of 3 or less is considered satisfactory by state insurance departments.  The ratios of the pool participants for the past three years are as follows:

	Year ended December 31,
	2008	2007	2006
Employers Mutual	0.90	0.77	0.80
EMCASCO (1)	1.54	1.35	1.53
Illinois EMCASCO (1)	1.56	1.31	1.48
Dakota Fire (1)	1.59	1.29	1.46
EMC Property & Casualty Company	0.63	0.66	0.72
Union Insurance Company of Providence	0.62	0.66	0.72
Hamilton Mutual Insurance Company	0.89	0.30	1.78

(1)  The ratios for these companies reflects the issuance of an aggregate $25,000,000 of surplus notes to Employers Mutual.  Surplus notes are considered to be a component of surplus for statutory reporting purposes; however, under U.S. generally accepted accounting principles, surplus notes are considered to be debt and are reported as a liability in the Company’s financial statements.

Reinsurance

The Company’s reinsurance subsidiary is a party to a quota share reinsurance retrocessional agreement with Employers Mutual (the “quota share agreement”).  Under the terms of the quota share agreement, the reinsurance subsidiary assumes a 100 percent quota share portion of Employers Mutual’s assumed reinsurance business, exclusive of certain reinsurance contracts.  This includes all premiums and related losses, settlement expenses and other underwriting and administrative expenses of this business, subject to a maximum loss of $2,000,000 per event.  The cost of the $2,000,000 cap on losses assumed per event, which is treated as a reduction to premiums written, is 10.5 percent.  The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, the reinsurance subsidiary assumes reinsurance business from the Mutual Reinsurance Bureau (MRB) pool and this pool provides a small amount of reinsurance protection to the EMC Insurance Companies.  As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the EMC Insurance Companies’ direct business, after ceded reinsurance protections purchased by the MRB pool are applied.  In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law.  The reinsurance subsidiary assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement.  Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis.  The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

As a result of regulatory changes in Germany, Employers Mutual ceased being an approved reinsurer in Germany effective January 1, 2009.  To avoid the loss of approximately $5,000,000 of assumed reinsurance business because of this regulatory change, management determined that the Company’s reinsurance subsidiary will begin writing this business on a direct basis (outside the quota share agreement) effective January 1, 2009.  Since this business will be written outside the quota share agreement, it will not be subject to the $2,000,000 cap on losses per event.  Management has determined that this business has a low risk of generating losses above $2,000,000 per event and has therefore elected to not purchase stand-alone reinsurance coverage for these risks.

Under the terms of the quota share agreement, the reinsurance subsidiary receives reinstatement premium income that is collected by Employers Mutual from the ceding companies when reinsurance coverage is reinstated after a loss event; however, the cap on losses assumed per event contained in the quota share agreement is automatically reinstated without cost to the reinsurance subsidiary.  This arrangement can produce unusual underwriting results for the reinsurance subsidiary when a large event occurs because the reinstatement premium income received by the reinsurance subsidiary may approximate, or even exceed, the amount of losses retained.

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

The following table sets forth the aggregate direct premiums written of all parties to the pooling agreement for the three years ended December 31, 2008, by line of business.

	Year ended December 31,
	2008		2007		2006
		Percent		Percent		Percent
Line of business	Amount	of total	Amount	of total	Amount	of total
($ in thousands)
Commercial lines:
Automobile	$228,287	20.5%	$245,534	21.2%	$243,203	21.3%
Property	236,526	21.2	238,665	20.6	236,543	20.7
Workers' compensation	228,933	20.6	224,555	19.4	217,158	19.0
Liability	239,954	21.5	259,775	22.5	253,757	22.2
Other	33,234	3.0	33,753	3.0	33,621	3.0

Total commercial lines	966,934	86.8	1,002,282	86.7	984,282	86.2

Personal lines:
Automobile	77,441	7.0	79,748	6.9	82,407	7.2
Property	66,774	6.0	71,465	6.2	73,268	6.4
Liability	2,197	0.2	2,382	0.2	2,316	0.2

Total personal lines	146,412	13.2	153,595	13.3	157,991	13.8

Total	$1,113,346	100.0%	$1,155,877	100.0%	$1,142,273	100.0%

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

The following table sets forth the assumed premiums written of the reinsurance subsidiary for the three years ended December 31, 2008, by line of business.  Effective January 1, 2006, the board of directors of the MRB pool approved the admission of two new assuming companies to the pool.  This reduced Employers Mutual’s participation in the pool from a one-third share to an approximate one-fifth share (one company is only assuming property exposures).  The assumed premium written amount for 2006 includes a negative $3,440,000 portfolio adjustment which served as an offset to the decrease in unearned premiums recognized in connection with this change in participation.

	Year ended December 31,
	2008		2007		2006
		Percent		Percent		Percent
Line of business	Amount	of total	Amount	of total	Amount	of total
($ in thousands)
Pro rata reinsurance:
Property and casualty	$8,682	11.8%	$8,434	11.9%	$7,142	10.8%
Property	18,270	24.8	15,509	21.8	12,453	18.8
Crop	4,205	5.7	3,748	5.3	4,191	6.3
Casualty	1,262	1.7	1,656	2.3	1,775	2.7
Marine/aviation	587	0.8	195	0.3	9	-

Total pro rata reinsurance	33,006	44.8	29,542	41.6	25,570	38.6

Excess-of-loss reinsurance:
Property	29,382	39.9	30,283	42.7	28,366	42.8
Casualty	11,223	15.3	11,183	15.7	12,302	18.6
Surety	7	-	(5)	-	30	-

Total excess-of-loss reinsurance	40,612	55.2	41,461	58.4	40,698	61.4

Total	$73,618	100.0%	$71,003	100.0%	$66,268	100.0%

Marketing and Distribution

Property and Casualty Insurance

The pool participants market a wide variety of commercial and personal lines insurance products through 16 full service branch offices, which actively write business in 41 states.  The pool participants’ products are marketed exclusively through a network of over 2,100 local independent agencies and agency groups contracted and serviced by the branch offices.  The pool participants primarily focus on the sale of commercial lines of property and casualty insurance to small and medium-sized businesses, which are considered to be policyholders that pay less than $100,000 in annual premiums.  The pool participants also seek to provide more than one policy to a given customer, because this “account selling” strategy diversifies risks and generally improves underwriting results.

The pool participants wrote approximately $1.1 billion in direct premiums in 2008, with 87 percent of this business coming from commercial lines products and 13 percent coming from personal lines products.  Although a majority of the pool participants’ business is generated by sales in the Midwest, Employers Mutual’s branch offices are located across the country to take advantage of local market conditions and opportunities, as well as to spread risk geographically.  Each branch office performs its own underwriting, claims, marketing and risk management functions according to policies and procedures established and monitored by the home office.  This decentralized network of branch offices allows the pool participants to develop marketing strategies, products and pricing that target the needs of individual marketing territories and take advantage of different opportunities for profit in each market.  This operating structure also enables the pool participants to develop close relationships with the agents and customers with whom they do business.

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

The following table sets forth the geographic distribution of the aggregate direct premiums written of all parties to the pooling agreement for the three years ended December 31, 2008.

	Year ended December 31,
	2008	2007	2006

Arizona	2.9%	3.8%	4.0%
Colorado	3.0	3.3	3.3
Illinois	4.1	4.3	4.4
Iowa	14.9	14.0	14.0
Kansas	9.6	9.3	9.5
Michigan	3.6	3.9	3.9
Minnesota	3.3	3.1	3.1
Nebraska	5.5	5.4	5.6
North Carolina	3.3	3.1	3.1
Pennsylvania	3.8	3.7	3.5
Texas	4.6	4.7	4.6
Wisconsin	5.5	5.4	5.7
Other *	35.9	36.0	35.3
	100.0%	100.0%	100.0%

* Includes all other jurisdictions, none of which accounted for more than 3 percent.

On February 13, 2009, the Company announced that Employers Mutual had recently began informing its independent agents that EMC Insurance Companies had recently submitted plans to regulatory authorities in the states of Georgia, Louisiana, Mississippi, North Carolina, Pennsylvania and Virginia seeking to withdraw from personal lines programs in those states.  This action is being taken due to management’s conclusion, based on a number of factors, that these states offer only limited long-term growth and profit potential.   Additionally, personal lines business does not represent a large part of the marketing plans of the local branch offices affected.  The combination of these factors results in a disproportionately high cost of conducting personal lines business in these states.

The planned exit from personal lines business in these six states should in no way be construed as a diminished emphasis on personal lines business.  Rather, this action is being taken so that the EMC Insurance Companies’ resources can be directed toward territories which offer the greatest potential for long-term growth and profitability.

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

Employers Mutual’s reinsurance business is derived from two sources.  Approximately 78 percent of Employers Mutual’s assumed reinsurance premiums earned in 2008 were generated through the activities of its Home Office Reinsurance Assumed Department (also known as “HORAD”).  The reinsurance business written by HORAD is brokered through independent intermediaries.  As a result, the risks assumed by HORAD do not materially overlap with the risks assumed by MRB (discussed below).  The risks which are assumed by Employers Mutual through HORAD are directly underwritten and priced by Employers Mutual.  As such, Employers Mutual has discretion with respect to the type and size of risks which it assumes and services through these activities.

The remaining 22 percent of Employers Mutual’s assumed reinsurance premiums earned in 2008 were generated through participation in the MRB pool, an unincorporated association through which Employers Mutual and other unaffiliated insurance companies participate in a voluntary reinsurance pool to meet the reinsurance needs of small and medium-sized, unaffiliated mutual insurance companies.  Employers Mutual has participated in the MRB pool since 1957.  MRB is controlled by a board of directors composed of the five members, including one representative designated by Employers Mutual.  As a member of this organization, Employers Mutual assumes its proportionate share of the risks ceded to MRB by unaffiliated insurers.  Since MRB is structured on a joint liability basis, Employers Mutual, and therefore the Company’s reinsurance subsidiary, would be obligated with respect to the proportionate share of risks assumed by the other participants in the event they were unable to perform.  MRB, which is operated by an independent management team, manages assumed risks through typical underwriting practices, including loss exposure controls provided through reinsurance coverage obtained for the benefit of MRB.  The reinsurance risks for MRB arise primarily from the Northeast and Midwest markets.  Underwriting of risks and pricing of coverage is performed by MRB management under general guidelines established by Employers Mutual and the other participating insurers.  Apart from these procedures, Employers Mutual has only limited control over the risks assumed by, and the operating results of, MRB.  Because of the joint liability structure, MRB participating companies must maintain a rating of “A-” (Excellent) or above from A.M. Best Company and meet certain other standards.

Effective January 1, 2006, the board of directors of the MRB pool approved the admission of two new assuming companies to the pool.  This reduced Employers Mutual’s participation in the pool from a one-third share to an approximate one-fifth share (one company only assumes property exposures).  Both of the new assuming companies carry an A+ (Superior) rating from A.M. Best Company and their addition enhanced the financial strength of the pool.  During the fourth quarter of 2007, the MRB board of directors approved Farm Bureau Mutual Insurance Company of Michigan to replace Auto-Owners Insurance Company as an assuming company in the MRB pool effective January 1, 2008.  As a result, Employers Mutual’s participation in the pool remained at approximately 20 percent in 2008.

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

It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business.  Commissions paid by the reinsurance subsidiary to Employers Mutual for this purpose amounted to $15,767,000 in 2008.  During 2008, Employers Mutual retained 10.5 percent of the gross assumed premiums written subject to cession to the reinsurance subsidiary as compensation for the $2,000,000 cap on losses assumed per event, which amounted to $8,637,000.  The reinsurance subsidiary also assumed all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that were subject to the quota share agreement.  The net foreign currency exchange gain assumed by the reinsurance subsidiary in 2008 was $257,000.

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

Reinsurance

Employers Mutual, in writing reinsurance business through its HORAD operation, competes in the global reinsurance market with numerous reinsurance companies, many of which have substantially greater financial resources.  Competition for reinsurance business is based on many factors, including financial strength, industry ratings, stability in products offered and licensing status.  Some ceding companies have tended to favor large, highly-capitalized reinsurance companies who are able to provide “mega” line capacity for multiple lines of business.  Employers Mutual faces the risk of ceding companies becoming less interested in diversity and spread of reinsurance risk in favor of having fewer, highly-capitalized reinsurance companies on their program.

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

Statutory Combined Trade Ratios

The following table sets forth the statutory combined trade ratios of the Company’s insurance subsidiaries and the property and casualty insurance industry averages for the five years ended December 31, 2008.  The combined trade ratios below are the sum of the following:  the loss ratio, calculated by dividing losses and settlement expenses incurred by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written and policyholder dividends by net premiums earned.  Generally, if the combined trade ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.

	Year Ended December 31,
	2008	2007	2006	2005	2004

Property and casualty insurance (1)
Loss ratio	73.9%	62.1%	56.6%	62.1%	79.0%
Expense ratio	35.6%	36.2%	36.1%	33.5%	33.1%
Combined trade ratio	109.5%	98.3%	92.7%	95.6%	112.1%

Reinsurance (2)
Loss ratio	83.8%	67.0%	68.5%	63.6%	55.9%
Expense ratio	23.7%	22.9%	24.0%	27.5%	27.8%
Combined trade ratio	107.5%	89.9%	92.5%	91.1%	83.7%

Total insurance operations (1) (2)
Loss ratio	75.8%	63.0%	58.8%	62.4%	72.6%
Expense ratio	33.3%	33.8%	34.0%	32.3%	31.6%
Combined trade ratio	109.1%	96.8%	92.8%	94.7%	104.2%

Property and casualty insurance industry averages (3)
Loss ratio	77.0%	67.7%	65.3%	74.8%	72.8%
Expense ratio	27.7%	27.9%	27.1%	26.0%	25.3%
Combined trade ratio	104.7%	95.6%	92.4%	100.8%	98.1%

(1)       The 2005 expense ratio and combined trade ratio for “property and casualty insurance” and “total insurance operations” are distorted by $29,631,000 of additional premiums written and $6,519,000 of commission expense that were recorded in connection with the increase in the property and casualty insurance segment’s aggregate pool participation from 23.5 percent to 30.0 percent.  Excluding these adjustments, the expense ratios would have been 34.4 percent and 32.9 percent, respectively, and the combined trade ratios would have been 96.5 percent and 95.3 percent, respectively.

(2)       The 2008, 2007 and 2006 loss ratio, expense ratio, and combined trade ratio for “reinsurance” and “total insurance operations” reflect the revised terms of the quota share agreement.   The previous terms of the quota share agreement provided for a 4.5 percent override commission expense payment to Employers Mutual as compensation for the cap on losses assumed per event.  Effective January 1, 2006, the reinsurance subsidiary no longer pays this override commission, and instead pays a 10.5 percent premium charge.  In addition, the 2006 expense ratio and combined trade ratio for “reinsurance” are distorted by $3,440,000 of negative premiums written and $1,343,000 of commission income that were recorded in connection with the change in Employers Mutual’s participation in the MRB pool.  Excluding these adjustments, the expense ratio and combined trade ratio for “reinsurance” would have been 24.7 percent and 93.2 percent, respectively.  These adjustments were not large enough to impact the expense ratio and the combined trade ratio for “total insurance operations.”

(3)       As reported by A.M. Best Company.  The ratio for 2008 is an estimate; the actual combined trade ratio is not currently available.

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

Despite the inherent uncertainties of estimating loss and settlement expense reserves, the Company believes that its reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that its reserves for losses and settlement expenses at December 31, 2008 are adequate.

The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the property and casualty insurance subsidiaries and the reinsurance subsidiary.  Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements.

	Year ended December 31,
	2008	2007	2006
	($ in thousands)
Gross reserves at beginning of year	$551,602	$548,548	$544,051
Re-valuation due to foreign currency exchange rates	(597)	(190)	-
Ceded reserves at beginning of year	(31,878)	(35,609)	(42,650)
Net reserves at beginning of year	519,127	512,749	501,401

Incurred losses and settlement expenses
Provision for insured events of the current year	329,573	286,577	270,368
Decrease in provision for insured events of prior years	(35,308)	(38,738)	(41,916)
Total incurred losses and settlement expenses	294,265	247,839	228,452

Payments
Losses and settlement expenses attributable to insured events of the current year	133,470	104,196	92,061
Losses and settlement expenses attributable to insured events of prior years	140,127	137,265	125,043
Total payments	273,597	241,461	217,104

Net reserves at end of year	539,795	519,127	512,749
Ceded reserves at end of year	33,009	31,878	35,609
Gross reserves at end of year, before foreign currency re-valuation	572,804	551,005	548,358
Re-valuation due to foreign currency exchange rates	228	597	190
Gross reserves at end of year	$573,032	$551,602	$548,548

Following is a detailed analysis of the reserve development the Company has experienced during the past three years.

Year ended December 31, 2008

Property and casualty insurance segment

For the property and casualty insurance segment, the December 31, 2008 estimate of loss and settlement expense reserves for accident years 2007 and prior decreased $21,564,000 from the estimate at December 31, 2007.  This decrease represents approximately 5.3 percent of the December 31, 2007 carried reserves.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2008.

Reserves on previously reported claims developed favorably in 2008 by approximately $2,755,000.  Favorable development on case and bulk loss reserves occurred in most major lines of business:  other liability ($3,959,000), commercial property ($2,289,000), auto physical damage ($1,356,000), personal auto liability ($1,220,000), bonds ($1,073,000) and homeowners ($792,000).  Partially offsetting this favorable development was unfavorable development on the workers’ compensation ($1,305,000) and commercial auto ($6,629,000) lines of business.  For all lines combined, the latest five prior accident years were responsible for over 68 percent of the total favorable development.  In aggregate, the favorable development on previously reported claims is attributable to claims that closed during 2008.

IBNR reserves on prior accident years experienced favorable development of $12,411,000 resulting from better than expected emergence ($11,135,000), the impact of revised formula IBNR reserves based on an experience review ($1,087,000), and a change in the line of business distribution ($189,000).  The emergence of IBNR claims was lower than the change in prior year IBNR loss reserves and arose from all major lines of business:  other liability ($5,782,000), commercial property ($1,491,000), commercial auto liability ($1,238,000), homeowners ($1,045,000), auto physical damage ($848,000), workers’ compensation ($495,000), bonds ($148,000), and personal auto liability ($88,000).  For all lines combined, approximately 84 percent of the favorable development is attributable to accident years 2006 and 2007.

During 2008, underlying exposure increases resulted in premium increases in certain lines of business, most notably in the other liability and workers’ compensation lines.  Since formula IBNR loss reserves are calculated through the application of IBNR factors to premiums earned, these exposure increases resulted in an increase of $932,000 in prior accident year IBNR loss reserves.  Further, reserves for prior years asbestos claims were increased $942,000 to maintain adequacy targets.  These increases partially offset the favorable case and IBNR reserve development described above.

Total settlement expense developed downward in 2008 by $8,347,000.  Approximately 50 percent of the downward development is related to internal claims department, independent adjuster, and miscellaneous settlement expenses.  Current accident year allocation factors compared to those at December 31, 2007 generated $380,000 of downward development. A majority of the remaining development resulted from settlement expense payments in these categories during 2008 that were lower than anticipated in the payment patterns used in the accident year allocation of settlement expense reserves at December 31, 2007.  This downward development occurred primarily in the other liability, workers’ compensation and commercial auto liability lines of business.

The defense and cost containment portion of prior year settlement reserves developed downward in 2008 by $4,187,000.  The favorable development resulted from expense payments in 2008 that were $6,402,000 lower than anticipated in the 2007 year-end reserve levels.  The other liability line of business accounts for approximately 80 percent of this downward development.  Partially offsetting this favorable development, settlement expense reserves were strengthened $1,800,000, of which $1,147,000 was allocated to prior accident years.  This prior year strengthening occurred primarily in the other liability, commercial auto and workers’ compensation lines of business.  This reserving action resulted from standard actuarial reserve reviews.  In addition, asbestos defense and cost containment reserves were increased $558,000.  Finally, settlement expense reserves for prior years increased approximately $331,000 due to the exposure increases mentioned above in the discussion of IBNR loss reserves.

Prior accident year reserves for non-voluntary assumed business developed adversely by $305,000, attributable primarily to assigned risk pools.

The above results reflect reserve development on a direct and assumed basis.  During 2008, ceded losses and settlement expenses for prior accident years increased $503,000.  The impact of the increase in reinsurance recoverable was to improve the favorable development on the direct and assumed business described above.

Reinsurance segment

For the reinsurance segment, the December 31, 2008 estimate of loss and settlement expense reserves for accident years 2007 and prior decreased $13,744,000 from the estimate at December 31, 2007.  This represents 9.7 percent of the December 31, 2007 carried reserves and is primarily attributable to the HORAD book of business for accident year 2007.  Much of this development can be attributed to reported losses that were below December 2007 implicit projections for policy years 2005 through 2007 in the property, casualty and multi-line classes.

For the HORAD and MRB books of business combined, the favorable development can be attributed to the property pro rata, property excess, and casualty excess lines of business.

No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expenses reserves during 2008.

Year ended December 31, 2007

Property and casualty insurance segment

For the property and casualty insurance segment, the December 31, 2007 estimate of loss and settlement expense reserves for accident years 2006 and prior decreased $27,977,000 from the estimate at December 31, 2006.  This decrease, a majority of which was attributable to favorable development on case loss reserves, represented approximately 6.8 percent of the December 31, 2006 gross carried reserves.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2007.

Reserves on previously reported claims developed favorably in 2007 by approximately $17,154,000.  Favorable development on case and bulk loss reserves occurred in most major lines of business: other liability ($7,126,000), workers’ compensation ($6,005,000), commercial property ($3,083,000), auto physical damage ($1,327,000), bonds ($1,020,000), homeowners ($947,000) and personal auto liability ($764,000).  For all lines combined, the latest three prior accident years were responsible for over 77 percent of the total favorable development, and the latest five prior accident years contributed over 99 percent.  In aggregate, all of the favorable development on previously reported claims was attributable to claims that closed during 2007.

The emergence of IBNR claims was lower than the change in prior year IBNR loss reserves, resulting in approximately $11,750,000 of favorable development in 2007.  This development arose from all major lines of business: other liability ($4,607,000), commercial property ($1,814,000), commercial auto liability ($1,599,000), homeowners ($1,214,000), auto physical damage ($1,060,000), workers’ compensation ($847,000), bonds ($490,000) and personal auto liability ($119,000).  For all lines combined, the favorable development on prior year IBNR loss reserves was attributable to accident year 2006.

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

Total settlement expense reserves developed downward in 2007 by $6,760,000.  Approximately 51 percent of the downward development was related to internal claims department, independent adjuster, and miscellaneous settlement expenses.  Settlement expense payments in these categories during 2007 were lower than anticipated in the payment patterns used in the accident year allocation of settlement expense reserves at December 31, 2006.  This downward development occurred primarily in the workers’ compensation, other liability and commercial auto liability lines of business.

The defense and cost containment portion of prior accident year settlement expense reserves developed downward in 2007 by $3,320,000.  The favorable development resulted from expense payments in 2007 that were $5,763,000 lower than anticipated in the 2006 year-end reserve levels.  The other liability line of business accounted for approximately three fourths of this downward development.  Partially offsetting this favorable development, settlement expense reserves were strengthened $2,700,000, of which approximately $1,752,000 was allocated to prior accident years.  This prior year strengthening occurred primarily in the other liability, commercial auto and workers’ compensation lines of business.  This reserving action resulted from standard actuarial reserve reviews.  In addition, $824,000 of settlement expense reserves were reallocated to defense and cost containment, of which $590,000 was allocated to prior accident years.  Finally, settlement expense reserves for prior accident years increased approximately $244,000 due to the exposure increases mentioned above in the discussion of IBNR loss reserves.

Prior accident year reserves for non-voluntary assumed business developed adversely by $127,000, attributable primarily to auto assigned risk pools.

The above results reflected reserve development on a direct and assumed basis. During 2007, ceded losses for prior accident years decreased $5,587,000, which was largely attributable to a reduction in prior accident year losses ceded for the workers’ compensation, umbrella, bonds and commercial property lines of business.  The impact of the decrease in reinsurance recoverables was to reduce the favorable development on the direct and assumed business described above.

Reinsurance segment

For the reinsurance segment, the December 31, 2007 estimate of loss and settlement expense reserves for accident years 2006 and prior decreased $10,761,000 from the estimate at December 31, 2006.  This represented 7.8 percent of the December 31, 2006 carried gross reserves and was attributable to the HORAD book of business for accident years 2004 - 2006. Much of this development could be attributed to reported losses for policy years 2004 - 2006 for property, casualty and multi-line classes that were below December 31, 2006 implicit projections.

For the HORAD and MRB books of business combined, the favorable development could be attributed to the property pro rata and property excess lines of business.

No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2007.

Year ended December 31, 2006

Property and casualty insurance segment

For the property and casualty insurance segment, the December 31, 2006 estimate of loss and settlement expense reserves for accident years 2005 and prior decreased $32,255,000 from the estimate at December 31, 2005.  This decrease represented approximately 7.9 percent of the December 31, 2005 gross carried reserves and was attributed primarily to favorable development on case loss reserves of previously reported claims.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2006.

Reserves on previously reported claims developed favorably in 2006 by approximately $28,187,000.  Favorable case loss reserve development occurred in all major lines of business: workers’ compensation ($11,366,000), other liability ($8,503,000), commercial property ($2,369,000), personal auto liability ($1,436,000), homeowners ($1,412,000), auto physical damage ($1,304,000), bonds ($1,248,000) and commercial auto liability ($549,000).  For all lines combined, the latest three prior accident years were responsible for over 80 percent of the total favorable development, and the latest five prior accident years contributed over 95 percent.  In aggregate, all of the favorable development was attributable to claims that closed during 2006.

During 2006, direct IBNR loss reserves other than asbestos were strengthened $1,800,000, of which approximately $970,000 was allocated to prior accident years.  This reserving action resulted from standard actuarial reserve reviews and reflected somewhat higher ratios of IBNR emergence to premiums earned for several lines of business.  In addition, asbestos IBNR loss reserves were strengthened $170,000, reflecting the results of an outside consultant’s analysis of the Company’s asbestos liabilities.

The emergence of IBNR claims was lower than the change in prior year IBNR loss reserves, resulting in approximately $5,195,000 of favorable development in 2006.  This favorable development arose from five lines of business: other liability ($2,755,000), commercial auto liability ($2,018,000), homeowners ($1,401,000), auto physical damage ($859,000) and commercial property ($102,000).  Partially offsetting this favorable development was adverse development totaling ($1,940,000) on the remaining lines of business.  For all lines combined, the favorable development of prior year IBNR loss reserves was attributable to accident year 2005.

During 2006, underlying exposure increases resulted in premium increases in certain lines of business, most notably in the other liability line.  Since formula IBNR loss reserves are calculated through the application of IBNR factors to premiums earned, these exposure increases resulted in an increase of $1,554,000 in prior accident year IBNR loss reserves.

Total settlement expense reserves developed downward in 2006 by $3,915,000.  Approximately 57 percent of the downward development was related to internal claims department, independent adjuster and miscellaneous settlement expenses.  Settlement expense payments in these categories during 2006 were lower than anticipated in the payment patterns used in the accident year allocation of settlement expense reserves at December 31, 2005.  This downward development occurred primarily in the workers’ compensation, other liability and commercial auto liability lines of business.

The defense and cost containment portion of prior accident year settlement expense reserves developed downward in 2006 by $1,690,000.  The favorable development resulted from expense payments in 2006 that were $3,681,000 lower than anticipated in the 2005 year-end reserve levels.  The other liability line of business accounted for approximately 80 percent of this downward development.  During 2006, the settlement expense formula case loss reserve for involuntary auto business was eliminated, resulting in $206,000 of additional downward development.  Partially offsetting this favorable development was $511,000 of strengthening in asbestos settlement expense reserves, which resulted from an outside consultant’s analysis of the Company’s asbestos liabilities.  Settlement expense reserves other than asbestos were strengthened $1,800,000, of which approximately $1,183,000 was allocated to prior accident years.  About 80 percent of this prior accident year strengthening occurred in the other liability and workers’ compensation lines of business.  This reserving action resulted from standard actuarial reserve reviews, which indicated generally higher ultimate expense to loss ratios in these lines of business.  In addition, settlement expense reserves for prior accident years increased approximately $421,000 due to the exposure increases mentioned above in the discussion of IBNR loss reserves.

The above results reflect reserve development on a direct and assumed basis.  During 2006, ceded losses for prior accident years decreased $2,378,000, which was attributed to a reduction in prior year losses ceded to workers’ compensation assigned risk pools.  The impact of the decrease in reinsurance recoverables was to reduce the favorable development on the direct and assumed business described above.

Reinsurance segment

For the reinsurance segment, the December 31, 2006 estimate of loss and settlement expense reserves for accident years 2005 and prior decreased $9,661,000 from the estimate at December 31, 2005.  This represented 7.2 percent of the December 31, 2005 gross carried reserves and was attributed primarily to the HORAD book of business, which developed downward by $7,896,000.  Approximately 95 percent of the HORAD favorable development arose from accident years 2004 and 2005.  Much of this development could be attributed to reported policy year 2004 and 2005 losses for property, casualty, ocean marine and multi-line classes that were below December 31, 2005 implicit projections.

MRB reserves developed favorably by $1,765,000, which was less than 20 percent of the total favorable development in the reinsurance segment.  This development was attributed to accident years 2004 and 2005, which experienced $2,037,000 of favorable development.  During 2006, system changes were implemented to split reported settlement expense reserves from reported loss reserves.  Simultaneously, the Company eliminated the formula case loss reserve for settlement expenses that had been carried in previous years.  This action accounted for approximately two-thirds of the total MRB favorable development.

For the HORAD and MRB books of business combined, the property excess and casualty excess classes accounted for about 90 percent of the total favorable development.

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

The table has been restated to reflect the increase in the property and casualty insurance subsidiaries’ aggregate participation in the pooling agreement to 30.0 percent effective January 1, 2005.

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

	Year ended December 31,
($ in thousands)	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008

Statutory reserves for losses and settlement expenses	$230,937	257,201	276,103	303,643	321,945	354,200	405,683	502,927	514,576	521,159	541,254

Retroactive restatement of reserves in conjunction with the increase in the property and casualty insurance subsidiaries' aggregate participation in the pooling agreement	46,445	51,340	55,052	58,392	61,010	65,696	78,818	-	-	-	-

Statutory reserves after retroactive restatement	277,382	308,541	331,155	362,035	382,955	419,896	484,501	502,927	514,576	521,159	541,254

GAAP Adjustments	(1,133)	(1,208)	(1,070)	(1,242)	(1,381)	(1,378)	(1,364)	(1,526)	(1,827)	(2,032)	(1,459)

Reserves for losses and settlement expenses	276,249	307,333	330,085	360,793	381,574	418,518	483,137	501,401	512,749	519,127	539,795

Paid (cumulative) as of:
One year later	94,134	105,740	120,384	129,501	131,395	137,875	139,665	125,043	137,265	140,127	-
Two years later	145,648	168,319	189,404	206,088	213,756	221,724	210,516	202,851	217,804	-	-
Three years later	179,838	211,226	238,116	258,117	270,782	272,448	265,049	257,114	-	-	-
Four years later	204,372	240,808	269,795	296,491	301,714	302,862	298,997	-	-	-	-
Five years later	220,470	258,522	291,121	316,686	321,647	324,775	-	-	-	-	-
Six years later	231,555	271,944	302,150	329,575	338,375	-	-	-	-	-	-
Seven years later	240,785	280,153	310,817	340,759	-	-	-	-	-	-	-
Eight years later	246,979	286,513	318,173	-	-	-	-	-	-	-	-
Nine years later	251,736	292,409	-	-	-	-	-	-	-	-	-
Ten years later	256,318	-	-	-	-	-	-	-	-	-	-

Reserves re-estimated as of:
End of year	276,249	307,333	330,085	360,793	381,574	418,518	483,137	501,401	512,749	519,127	539,795
One year later	269,042	304,644	335,582	369,076	391,544	445,221	467,729	459,485	474,011	483,819	-
Two years later	270,381	307,777	346,015	383,987	418,518	445,378	448,803	446,279	460,931	-	-
Three years later	273,622	313,712	356,473	398,250	422,873	437,123	444,910	437,589	-	-	-
Four years later	277,036	320,214	364,824	407,791	421,657	437,559	436,690	-	-	-	-
Five years later	280,875	327,247	372,567	409,035	428,458	432,891	-	-	-	-	-
Six years later	286,565	335,494	374,515	413,355	426,893	-	-	-	-	-	-
Seven years later	291,952	338,343	378,071	412,947	-	-	-	-	-	-	-
Eight years later	294,707	340,538	378,343	-	-	-	-	-	-	-	-
Nine years later	296,317	342,036	-	-	-	-	-	-	-	-	-
Ten years later	297,954	-	-	-	-	-	-	-	-	-	-

Cumulative redundancy (deficiency)	$(21,705)	(34,703)	(48,258)	(52,154)	(45,319)	(14,373)	46,447	63,812	51,818	35,308	-

Gross loss and settlement expense reserves - end of year (A)	296,097	320,415	344,398	375,919	394,810	444,901	515,509	544,051	548,358	551,005	572,804
Reinsurance receivables	19,848	13,082	14,313	15,126	13,236	26,383	32,372	42,650	35,609	31,878	33,009
Net loss and settlement expense reserves - end of year	$276,249	307,333	330,085	360,793	381,574	418,518	483,137	501,401	512,749	519,127	539,795

Gross re-estimated reserves - latest (B)	$322,064	359,738	397,230	434,210	451,190	465,630	468,482	474,985	490,768	516,196	572,804
Re-estimated reinsurance receivables - latest	24,110	17,702	18,887	21,263	24,297	32,739	31,792	37,396	29,837	32,377	33,009
Net re-estimated reserves -latest	$297,954	342,036	378,343	412,947	426,893	432,891	436,690	437,589	460,931	483,819	539,795

Gross cumulative redundancy (deficiency) (A-B)	$(25,967)	(39,323)	(52,832)	(58,291)	(56,380)	(20,729)	47,027	69,066	57,590	34,809	-

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

The following table presents asbestos and environmental-related losses and settlement expenses incurred and reserves outstanding, net of reinsurance, for the Company:

	Year ended December 31,
	2008	2007	2006
	($ in thousands)
Losses and settlement expenses incurred:
Asbestos:
Property and casualty insurance	$1,502	$511	$905
Reinsurance	-	-	40
	1,502	511	945
Environmental:
Property and casualty insurance	(83)	88	(32)
Reinsurance	-	-	-
	(83)	88	(32)
Total losses and settlement expenses incurred	$1,419	$599	$913

	Year ended December 31,
	2008	2007	2006
Loss and settlement expense reserves:	($ in thousands)
Asbestos:
Property and casualty insurance	$4,356	$4,668	$4,559
Reinsurance	581	598	623
	4,937	5,266	5,182
Environmental:
Property and casualty insurance	1,130	1,407	1,368
Reinsurance	722	727	738
	1,852	2,134	2,106

Total loss and settlement expense reserves	$6,789	$7,400	$7,288

Based upon current facts, management believes the reserves established for asbestos and environmental-related claims at December 31, 2008 are adequate.  Although future changes in the legal and political environment may result in adjustment to these reserves, management believes any adjustment will not have a material impact on the financial condition or results of operations of the Company.

Reinsurance Ceded

The following table presents amounts due to the Company from reinsurers for losses and settlement expenses and prepaid reinsurance premiums as of December 31, 2008:

	Amount recoverable		Percent of total	2008 A.M. Best rating
($ in thousands)
Wisconsin Compensation Rating Bureau	$9,271		22.9%	(1)
Michigan Catastrophic Claims Association	9,193		22.7	(1)
Hartford Steam Boiler Inspection and Insurance Company	2,630		6.5	A+
Underwriters at Lloyd's of London	2,515		6.2	A
XL Reinsurance America	2,144		5.3	A
Workers' Compensation Reinsurance Association of Minnesota	1,633		4.0	(1)
National Workers' Compensation Reinsurance Pool	1,293		3.2	(1)
Transatlantic Reinsurance Company	1,027		2.5	A+
Munich Reinsurance America Inc.	965		2.4	A+
Hannover Ruckversicherungs AG	928		2.3	A
Other Reinsurers	8,913		22.0
	$40,512	(2)	100.0%
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

(2)
The total amount recoverable at December 31, 2008 represents $3,346,000 in paid losses and settlement expenses, $33,009,000 in unpaid losses and settlement expenses and $4,157,000 in unearned premiums.

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred for the three years ended December 31, 2008 is presented below.

	Year ended December 31,
	2008	2007	2006
	($ in thousands)
Premiums written:
Direct	$225,800	$209,844	$191,516
Assumed from nonaffiliate	2,363	3,141	3,414
Assumed from affiliates	407,622	417,765	408,950
Ceded to nonaffiliates	(23,380)	(25,651)	(26,112)
Ceded to affiliates	(225,800)	(209,844)	(191,516)
Net premiums written	$386,605	$395,255	$386,252

Premiums earned:
Direct	$216,191	$203,150	$188,427
Assumed from nonaffiliates	2,519	3,343	3,698
Assumed from affiliates	410,488	415,709	414,068
Ceded to nonaffiliates	(23,689)	(25,993)	(26,151)
Ceded to affiliates	(216,191)	(203,150)	(188,427)
Net premiums earned	$389,318	$393,059	$391,615

Losses and settlement expenses incurred:
Direct	$167,303	$107,713	$95,640
Assumed from nonaffiliates	2,120	2,332	2,546
Assumed from affiliates	301,850	251,874	233,284
Ceded to nonaffiliates	(9,705)	(6,367)	(7,378)
Ceded to affiliates	(167,303)	(107,713)	(95,640)
Net losses and settlement expenses incurred	$294,265	$247,839	$228,452

Effective January 1, 2006, the board of directors of the MRB pool approved the admission of two new assuming companies to the pool.  This reduced Employers Mutual’s participation in the pool from a one-third share to an approximate one-fifth share (one company is only assuming property exposures).  The premiums written assumed from affiliates and net premiums written amounts for 2006 include a negative $3,440,000 portfolio adjustment which served as an offset to the decrease in unearned premiums recognized in connection with this change in pool participation.

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

A summary of the reinsurance treaties benefiting the pool participants during 2008 is presented below.  Retention amounts reflect the accumulated retentions and co-participation of all layers within a treaty.

Type of reinsurance treaty	Retention		Limits
Property per risk	$4,000,000	98	percent of $47,000,000
Property catastrophe	$17,700,000	95	percent of $165,000,000
Casualty	$3,500,000	96	percent of $38,000,000
Workers' compensation excess	$-		$20,000,000 excess of $40,000,000
Umbrella	$2,000,000	100	percent of $8,000,000
Fidelity	$1,200,000	95	percent of $4,000,000
Surety	$2,700,000	91	percent of $19,000,000
Boiler	$-	100	percent of $100,000,000
Terrorism aggregate excess-of-loss	$88,250,000	45	percent of $115,000,000
Employment Practices Liability	$-	100	percent of $100,000

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

The major reinsurers in the pool participants’ reinsurance programs during 2008 are presented below.  The percentages represent the reinsurers’ share of the total reinsurance protection under all coverages.  Each type of coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within these coverages.  All programs (except the boiler program) are handled by reinsurance intermediaries (brokers).  The reinsurance of those programs is syndicated to approximately 49 domestic and foreign reinsurers.

In formulating reinsurance programs, Employers Mutual is selective in its choice of reinsurers.  Employers Mutual selects reinsurers on the basis of financial stability and long-term relationships, as well as price of the coverage.  Reinsurers are generally required to have an A.M. Best rating of “A” (Excellent) or higher and a minimum policyholders’ surplus of $250,000,000.

Property per risk, property catastrophe and casualty coverages	Percent of total reinsurance protection	2008 A.M. Best rating
Underwriters at Lloyd's of London	31.3%	A
Mutual Reinsurance Bureau	16.3%	(1)
Hannover Ruckversicherung AG	7.3%	A
Platinum Underwriters Reinsurance, Inc.	5.1%	A
Transatlantic Reinsurance Company	4.3%	A	+
Catlin Insurance Company Ltd.	4.2%	A
Axis Reinsurance Company	3.8%	A

Workers' compenstion excess coverage
Underwriters at Lloyd's of London	67.5%	A
AXIS Specialty Ltd.	25.0%	A
Odyssey America Reinsurance Corp.	7.5%	A

Umbrella coverage
January 1 - June 30, 2008:
Transatlantic Reinsurance Company	30.0%	A	+
Swiss Reinsurance America Corporation	20.0%	A	+
TOA Reinsurance Company of America	17.5%	A
Hannover Ruckversicherung AG	12.5%	A
Partner Reinsurance Company of the US	10.0%	A	+
Axis Reinsurance Company	10.0%	A

July 1 - December 31, 2008:
Transatlantic Reinsurance Company	30.0%	A	+
Swiss Reinsurance America Corporation	20.0%	A	+
TOA Reinsurance Company of America	17.5%	A
Hannover Ruckversicherung AG	12.5%	A
QBE Reinsurance Corporation	10.0%	A
Axis Reinsurance Company	10.0%	A

Fidelity and surety coverages
Transatlantic Reinsurance Company	40.0%	A	+
Partner Reinsurance Company of the US	20.0%	A	+
Hannover Ruckversicherung AG	20.0%	A
Odyssey America Reinsurance Corp.	20.0%	A

Boiler coverage
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A	+

Terrorism aggregate excess-of-loss
Axis Specialty Limited	23.0%	A
Arch Reinsurance LTD	12.0%	A
Underwriters at Lloyd's of London	10.0%	A

(1)
Mutual Reinsurance Bureau (MRB) is composed of Employers Mutual and four other unaffiliated mutual insurance companies.  MRB is backed by the financial strength of the five member companies.  All of the members of MRB were assigned an “A-” (Excellent) or better rating by A.M. Best.

Premiums ceded under the pool participants’ reinsurance programs by all pool participants and by the Company’s property and casualty insurance subsidiaries for the year ended December 31, 2008 are presented below.  Each type of reinsurance coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within the coverages.  Since each layer of coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer’s overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives.

	Premiums ceded by
	All pool participants	Property and casualty insurance subsidiaries
Reinsurer	($ in thousands)
Hartford Steam Boiler Inspection and Insurance Company	$15,394	$4,618
Underwriters at Lloyd's of London	9,418	2,825
Transatlantic Reinsurance Company	5,808	1,743
Hannover Ruckversicherung AG	5,334	1,600
Swiss Reinsurance America Corporation	3,001	900
TOA reinsurance Company of America	2,793	838
Partner Reinsurance Company of the US	2,580	774
Axis Specialty Limited	2,184	655
Axis Reinsurance Company	2,165	650
General Reinsurance Corporation	1,573	472
Other Reinsurers	13,098	3,929
Total	$63,348	$19,004

The pool participants also cede reinsurance on both a voluntary and a mandatory basis to state and national organizations in connection with various workers’ compensation and assigned risk programs, and to private organizations established to handle large risks.  Premiums ceded by all pool participants and by the Company’s property and casualty insurance subsidiaries for the year ended December 31, 2008 are presented below.

	Premiums ceded by
	All pool participants	Property and casualty insurance subsidiaries
Reinsurer	($ in thousands)
Wisconsin Compensation Rating Bureau	$10,651	$3,195
Michigan Catastrophic Claims Association	1,559	468
Mutual Reinsurance Bureau	1,513	454
North Carolina Reinsurance Facility	674	202
Other Reinsurers	188	57
Total	$14,585	$4,376

On December 26, 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIA Reauthorization Act”) was signed into law, effective through December 31, 2014.  The TRIA Reauthorization Act continued the Federal backstop on losses from certified terrorism events from foreign sources, and expanded coverage to include domestic terrorism.  The TRIA Reauthorization Act covers most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, but with exclusions for commercial automobile insurance, burglary and theft insurance, surety insurance, professional liability insurance, and farm owners multiple peril insurance.  Each insurer has a deductible amount, which is calculated as a percentage of the prior year’s direct commercial lines premiums earned for the applicable lines of business, and a 15 percent retention above the deductible.  The percentage used in the deductible calculation is 20 percent.  The TRIA Reauthorization Act caps losses at $100 billion annually; no insurer that has met its deductible will be liable for payment of any portion above that amount.  For the Company, the TRIA Reauthorization Act deductible will be approximately $42,000,000 in 2009.

Prior to January 1, 2009, the pool participants maintained stand-alone reinsurance coverage for terrorism claims with limits corresponding to the TRIA Reauthorization Act deductible.  Effective January 1, 2009, the stand-alone reinsurance coverage for terrorism claims was not renewed.  Coverage for terrorism losses was expanded in the renewal of the pool participants’ 2009 reinsurance programs for property and casualty risks (including coverage for the aggregation of claims from catastrophic losses).  In summary, coverage in 2009 under these contracts includes both domestic and foreign terrorism, though foreign terrorism is limited to one event per layer.  For property lines, foreign terrorism coverage is further restricted to exclude from coverage certain Tier 1 high risk areas including Chicago, New York, Los Angeles, San Francisco, and Washington D.C.  Nuclear, biological, chemical and radiation losses (regardless of foreign or domestic terrorism sources) are excluded, except for the casualty lines of business which is limited to one event per layer.  A summary of the 2008 retentions and limits for these contracts is included in the above table summarizing the reinsurance treaties benefiting the pool participants.

Reinsurance

The reinsurance subsidiary does not purchase outside reinsurance protection due to the $2,000,000 cap on losses assumed per event under the terms of the quota share agreement with Employers Mutual.  The reinsurance subsidiary pays for this protection through a 10.5 percent reduction in premiums written, which amounted to $8,637,000 in 2008.

Investments

The Company’s total invested assets at December 31, 2008 are summarized in the following table:

	December 31, 2008
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturities held-to-maturity	$535	$573	0.1%	$535
Fixed maturities available-for-sale	830,231	821,819	85.1	821,819
Equity securities available-for-sale	75,026	88,372	9.2	88,372
Short-term investments	54,373	54,373	5.6	54,373
Other long-term investments	67	67	-	67
	$960,232	$965,204	100.0%	$965,166

At December 31, 2008, the portfolio of long-term fixed maturity securities consisted of 0.6 percent U.S. Treasury, 33.9 percent government agency, 8.8 percent mortgage-backed, 36.3 percent municipal and 20.4 percent corporate securities.  All non-investment grade fixed maturity securities held at December 31, 2008 (Great Lakes Chemical Corporation, American Airlines and US Freightways Corporation) had an aggregate unrealized loss of $1,050,000.  The Company does not purchase non-investment grade securities.  Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.  The Company attempts to mitigate interest rate risk by managing the duration of its fixed maturity portfolio.  As of December 31, 2008, the effective duration of the Company’s fixed maturity portfolio was 5.57 years, and the effective duration of its liabilities was 2.86 years.

The Company’s investment strategy is to conservatively manage its investment portfolio by investing in equity securities and readily marketable, investment-grade fixed maturity securities.  The Company does not have exposure to foreign currency risk on its investments.  The Company’s board of directors has established investment guidelines and periodically reviews the portfolio for compliance with those guidelines.  The Company’s equity portfolio is diversified across a large range of industry sectors and is managed by Harris Bank, N.A. for a fee that is based on total assets under management.  As of December 31, 2008, the equity portfolio was invested in the following industry sectors:

Industry sectors:	Percent of equity portfolio
Financial services	28.6%
Information technology	15.1
Energy	11.7
Healthcare	11.7
Consumer Staples	9.9
Consumer Discretionary	6.7
Industrials	6.2
Other	10.1
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

State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer’s surplus as regards policyholders be reasonable and adequate in relation to its liabilities.  Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance.  “Extraordinary” dividends or distributions are subject to prior approval and are defined as dividends or distributions made within a 12 month period which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis.  North Dakota imposes similar restriction on the payment of dividends and distributions.  At December 31, 2008, $28,449,000 was available for distribution to the Company in 2009 without prior approval.  See note 6 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

The National Association of Insurance Commissioners (NAIC) utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty.  This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer.  The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk:  asset risk, credit risk and underwriting risk.  Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy.  At December 31, 2008, the Company’s insurance subsidiaries had total adjusted statutory capital of $284,492,000, which is well in excess of the minimum risk-based capital requirement of $53,674,000.

AVAILABLE INFORMATION

The Company’s internet address is www.emcinsurance.com.  The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available through the Company’s website as soon as reasonably practicable after the filing or furnishing of such material with the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE COMPANY

The Company’s executive officers and their positions and ages at March 1, 2009 are shown in the table below:

NAME	AGE	POSITION

Bruce G. Kelley	54
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

William A. Murray	62
Executive Vice President and Chief Operating Officer of the Company and Employers Mutual since 2001.  He was Resident Vice President and Branch Manager of Employers Mutual from 1992 until 2001.  He has been employed by Employers Mutual since 1985.

Ronald W. Jean	59
Executive Vice President for Corporate Development of the Company and Employers Mutual since 2000.  He was Senior Vice President - Actuary of the Company and Employers Mutual from 1997 until 2000.  He was Vice President - Actuary of the Company and Employers Mutual from 1985 until 1997.  He has been employed by Employers Mutual since 1979.

Raymond W. Davis	63
Senior Vice President - Investments of the Company and Employers Mutual since 1998.  Treasurer of the Company since 2001 and of Employers Mutual since 2000.  He was Vice President - Investments of the Company and Employers Mutual from 1985 until 1998.  He has been employed by Employers Mutual since 1979.

Richard L. Gass	61
Senior Vice President – Productivity and Technology of the Company and Employers Mutual since 2003.  He was Vice President – Data Processing  of Employers Mutual from 1994 to 2003.  He has been employed by Employers Mutual since 1974.

Kevin J. Hovick	54
Senior Vice President – Business Development of the Company since 2004 and Employers Mutual since 2001.  He was Vice President – Marketing of Employers Mutual from 1997 to 2001.  He has been employed by Employers Mutual since 1979.

Steven C. Peck	61
Senior Vice President - Actuary of the Company and of Employers Mutual since 2003.  He was Vice President of the Company and of Employers Mutual from 1997 until 2003.  He has been employed by Employers Mutual since 1984.

Mark E. Reese	51
Senior Vice President and Chief Financial Officer of the Company and of Employers Mutual since 2004.  He was Vice President of the Company and Employers Mutual from 1996 until 2004 and has been Chief Financial Officer of the Company and Employers Mutual since 1997.  He has been employed by Employers Mutual since 1984.

Richard K. Schulz	61
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

Employers Mutual currently owns shares of the Company’s common stock entitling it to cast approximately 59 percent of the aggregate votes eligible to be cast by the Company’s stockholders at any meeting of stockholders. These holdings enable Employers Mutual to control the election of the Company’s board of directors.  In addition, one of the seven members of the Company’s board of directors is also a member of the board of directors of Employers Mutual. This director has a fiduciary duty to both the Company’s stockholders and to the policyholders of Employers Mutual.  The Company’s executive officers hold the same positions with both Employers Mutual and the Company, and therefore also have a fiduciary duty to both the stockholders of the Company and to the policyholders of Employers Mutual.  Certain potential and actual conflicts of interest arise from the Company’s relationship with Employers Mutual and these competing fiduciary duties. Among these conflicts of interest are:

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

As a consequence, the Company and Employers Mutual have each established an Inter-Company Committee, with the Company’s Inter-Company Committee consisting of three of the Company’s independent directors who are not directors of Employers Mutual and Employers Mutual’s Inter-Company Committee consisting of three directors of Employers Mutual who are not members of the Company’s board of directors.  Any new material agreement or transaction between Employers Mutual and the Company, as well as any proposed material change to an existing material agreement between Employers Mutual and the Company, must receive the approval of both Inter-Company Committees.  This approval is granted only if the members of the Company’s Inter-Company Committee unanimously conclude that the new agreement or transaction, or proposed material change to an existing agreement, is fair and reasonable to the Company and its stockholders, and the members of Employers Mutual’s Inter-Company Committee unanimously conclude that the new agreement or transaction, or proposed change to an existing agreement, is fair and reasonable to Employers Mutual and its policyholders.

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

The Company’s property and casualty insurance subsidiaries participate in a pooling agreement under which they share the underwriting results of the property and casualty insurance business written by the pool participants (excluding certain assumed reinsurance business).  Because of the pooled business the Company is allocated, the insurance operations of the Company’s pool participants are integrated with the insurance operations of the Employers Mutual pool participant s, and the Company’s results of operations depend upon the forecasts, pricing and underwriting results of the Employers Mutual pool participants.  Although the pool is intended to produce a more uniform and stable underwriting result from year to year for the participants than they would experience separately by spreading the risk of losses among the participants, if any of the pool participants experience unusually severe or frequent losses or do not adequately price their insurance products, the Company’s business, financial condition or results of operations could suffer.

One of the distinguishing features of the property and casualty insurance industry is that its products are priced before its costs are known, as premium rates are generally determined before losses are reported.  Accordingly, the pool participants must establish premium rates from forecasts of the ultimate costs they expect to incur from risks underwritten during the policy period, and premiums may not be adequate to cover the ultimate losses incurred.  Further, the pool participants must establish reserves for losses and settlement expenses based upon estimates involving actuarial and statistical projections of expected ultimate liability at a given time, and it is possible that the ultimate liability will exceed these estimates because of the future development of known losses, the existence of losses that have occurred but are currently unreported, or larger than expected settlements on pending and unreported claims.  Employers Mutual’s actuaries review the adequacy of the pool’s reserves for the various lines of business underwritten on a quarterly basis and these reviews have in the past, and may in the future, indicate that additional reserves are necessary to adequately cover anticipated losses and settlement expenses.  The process of estimating reserves is inherently judgmental and can be influenced by factors that are subject to variation.  If the premium rates or reserves established are not sufficient, the Company’s business, financial condition and/or results of operations may be adversely impacted.

The Company’s business may not continue to grow and may be adversely affected if it cannot retain existing, and attract new, independent agents or if insurance consumers increase their use of other insurance delivery systems.

The continued growth of the Company’s business will depend upon the pool participants’ ability to retain existing, and attract new, independent agents.  The pool participants’ agency force is one of the most important components of their competitive position.  To the extent that the pool participants’ existing agents cannot maintain current levels of production, the Company’s business, financial condition and results of operations will suffer.  Moreover, if independent agencies find it easier to do business with the pool participants’ competitors, it could be difficult for them to retain their existing business or attract new business.  While the pool participants believe they maintain good relationships with their independent agents, they cannot be certain that these independent agents will continue to sell their products to the consumers they represent.  Some of the factors that could adversely affect the ability to retain existing, and attract new, independent agents include:

•	the significant competition among the pool participants’ competitors to attract independent agents;

•	the pool participants’ requirement that independent agents adhere to disciplined underwriting standards; and

•	the pool participants’ ability to pay competitive and attractive commissions, bonuses and other incentives to independent agents as compensation for selling their products.

While the pool participants sell substantially all their insurance through their network of independent agents, many of their competitors sell insurance through a variety of other delivery methods, including captive agencies, the internet and direct sales.  To the extent that individuals represented by the pool participants’ independent agents change their delivery system preference, the Company’s business, financial condition or results of operations may be adversely affected.

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

As a holding company, the Company relies primarily on dividends from its subsidiaries as a source of funds to meet its corporate obligations and pay dividends to its stockholders.  Payment of dividends by the Company’s subsidiaries is subject to regulatory restrictions and depends on the surplus position of its subsidiaries.  The maximum amount of dividends that the Company’s subsidiaries can pay it in 2009 without prior regulatory approval is approximately $28,400,000.  In addition, state insurance regulators have broad discretion to limit the payment of dividends by the Company’s subsidiaries in the future.  The ability of its subsidiaries to pay dividends to it may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, competitive position and the amount of premiums that can be written.

The Company’s investment portfolio is subject to economic loss, principally from changes in the market value of financial instruments.

The Company had fixed maturity investments with a fair value of $822,400,000 at December 31, 2008 that are subject to:

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

The Company’s fixed maturity investment portfolio includes mortgage-backed and other asset-backed securities.  As of December 31, 2008, mortgage-backed securities and other asset-backed securities constituted approximately 8.8 percent of its fixed maturity securities.  As with other fixed maturity investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment.  Changes in interest rates can expose the Company to prepayment risks on these investments.  In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities and other asset-backed securities are paid more quickly, requiring the Company to reinvest the proceeds at the then current market rates.

The Company’s equity portfolio, with a fair value of $88,400,000 as of December 31, 2008, is subject to economic loss from a decline in market prices.  The Company invests in publicly traded companies listed in the United States with large market capitalizations.  An adverse development in the stock market, or one or more companies that the Company invests in, could adversely affect its capital position.

The success of any investment activity is affected by general economic conditions, which may adversely affect the markets for fixed maturity and equity securities.  Unexpected volatility or illiquidity in the markets in which the Company holds securities could reduce its liquidity and stockholders’ equity.  To mitigate these risks, the Company has access to a line of credit that Employers Mutual has available to provide additional liquidity, if needed.

Continued deterioration in the debt and equity markets could lead to additional losses in the Company’s investment portfolio, which could have a material adverse affect on the Company’s financial condition and/or results of operations.

The severe downturn in the debt and equity markets, reflecting uncertainties associated with the mortgage crisis, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions, resulted in significant realized and unrealized losses in the Company’s investment portfolio during 2008 which, in turn, adversely affected the Company’s results of operations and financial condition for the year. Economic conditions have continued to deteriorate during the first two months of 2009 and depending on future market conditions, the Company could incur substantial additional realized and unrealized losses in its investment portfolio, which could have a material adverse affect on the Company’s financial condition and/or results of operations.

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

Continued deterioration in the debt and equity markets could lead to a further decline in the funded status of Employers Mutual’s employee benefit plans, which could have a material adverse affect on the Company’s financial condition and/or results of operations.

The severe downturn in the debt and equity markets has resulted in a significant decline in the fair value of the assets held in Employers Mutual’s employee benefit plans.  Depending on future market conditions, Employers Mutual could be required to make significant contributions to these plans to maintain adequate funding levels.  In addition, large declines in the fair value of the assets held in these employee benefit plans could result in a significant decrease in the plans’ funded status and increase the future net periodic costs associated with these plans.  The occurrence of these events could have a material adverse affect on the Company’s financial condition and/or results of operations.

The pool participants currently conduct business in all 50 states, with a concentration of business in the Midwest.  The occurrence of catastrophes, or other conditions affecting losses in this region, could adversely affect the Company’s business, financial condition or results of operations.

In 2008, approximately 69 percent of the pool participant’s direct premiums written were generated through ten Midwest branch offices, with approximately 15 percent of the direct premiums written generated in Iowa.  While the pool participants actively manage their exposure to catastrophes through their underwriting process and the purchase of third-party reinsurance, a single catastrophic occurrence, destructive weather pattern, general economic trend, terrorist attack, regulatory development or any other condition affecting the states in which the pool participants conduct substantial business could materially adversely affect the Company’s business, financial condition or results of operations.  Common catastrophic events include tornadoes, wind-and-hail storms, hurricanes, fires, explosions and severe winter storms.  Moreover, the Company’s revenues and profitability are affected by the prevailing regulatory, economic, demographic, competitive and other conditions in these states.  Changes in any of these conditions could make it more costly or more difficult for the pool participants to conduct their business.  Adverse regulatory developments in these states could include reductions in the maximum rates permitted to be charged, restrictions on rate increases, or fundamental changes to the design or operation of the regulatory framework, and any of these could have a material adverse effect on the Company’s business, financial condition or results of operations.

The continuation of significant catastrophe and storm activity could adversely affect the Company’s business, financial condition or results of operations.

Underwriting results for 2008 were negatively impacted by a record amount of catastrophe and storm losses.  Continued increases in catastrophe and storm activity could lead to changes in the reinsurance programs protecting the Company.  These changes include increases in the amount of losses retained by the property and casualty insurance subsidiaries and assumed per event by the reinsurance subsidiary under the quota share agreement with Employers Mutual and/or the cost of the cap protection, as well as decreased availability, and increased pricing, of catastrophe reinsurance protection for the pool participants.  Such increases in the cost of reinsurance protection could materially adversely affect the Company’s business, financial condition or results of operations.

Losses related to a terrorist attack could have a material adverse impact on the Company’s business, financial condition or results of operations.

Terrorist attacks could cause significant losses from insurance claims related to the property and casualty insurance operations of the pool participants and have a material adverse impact on the Company’s business, financial condition or results of operations.  The Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIA Reauthorization Act”) requires that some coverage for terrorism losses be offered by primary property and casualty insurers and provides federal assistance for recovery of claims through 2014.  While the pool participants are protected by this federally funded terrorism reinsurance with respect to claims under most commercial insurance products, the pool participants are prohibited from adding terrorism exclusions to policies they write, and a substantial deductible must be met before the TRIA Reauthorization Act provides coverage to the pool.  In addition, the TRIA Reauthorization Act does not cover the personal insurance products the pool participants offer and they could incur large unexpected losses from these policies in the event of a terrorist attack.  The pool participants have underlying reinsurance coverage to partially cover the TRIA Reauthorization Act deductible, but the Company can offer no assurances that the threats or actual occurrence of future terrorist-like events in the United States and abroad, or military actions by the United States, will not have a material adverse effect on its business, financial condition or results of operations.

The profitability of the Company’s reinsurance subsidiary is dependent upon the experience of Employers Mutual, and changes to this relationship may adversely affect the reinsurance subsidiary’s operations.

The Company’s reinsurance subsidiary has entered into a quota share reinsurance agreement with Employers Mutual that generated approximately 19 percent of the Company’s premiums earned in 2008.  Under this agreement, the reinsurance subsidiary assumes the voluntary reinsurance business written directly by Employers Mutual (subject to certain limited exceptions).  The reinsurance subsidiary relies exclusively on this agreement and on Employers Mutual for its business.  If Employers Mutual terminates or otherwise seeks to modify this agreement, the reinsurance subsidiary may not be able to enter into a similar arrangement with another company and may be adversely affected.

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

The profitability of the Company’s reinsurance subsidiary could be negatively impacted by reinsurance business that will be written on a direct basis (outside the quota share agreement), beginning in 2009.

Effective January 1, 2009, the reinsurance subsidiary will begin writing approximately $5,000,000 of German-based reinsurance business on a direct basis (outside the quota share agreement).  Losses associated with this business will not be subject to the $2,000,000 cap on losses per event that is provided under the quota share agreement.  Management has determined that this business has a low risk of generating losses above $2,000,000 per event and has therefore elected to not purchase stand-alone reinsurance coverage for these risks.  If a loss event significantly greater than $2,000,000 were to occur on this business, the reinsurance subsidiary’s financial condition and/or results of operations could be adversely affected.

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

Although the reinsurer is liable to the pool participants to the extent they transfer, or “cede,” risk to the reinsurer, the pool participants remain ultimately liable to the policyholders on all risks reinsured.  As a result, ceded reinsurance arrangements do not limit the pool participants’ ultimate obligation to policyholders to pay claims.  The pool participants are subject to the credit risks of their reinsurers.  The pool participants are also subject to the risk that their reinsurers may dispute obligations to pay their claims. As a result, the pool participants may not recover on claims made against their reinsurers in a timely manner, if at all, which could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

The Company’s common stock has one vote per share and voting control of the Company is currently vested in Employers Mutual, which owns approximately 59 percent of the Company’s outstanding common stock.  As a result of recent changes to A.M. Best’s rating methodology, Employers Mutual must retain a minimum 50.1 percent ownership of the Company’s outstanding common stock at all times in order for the pool participants to have their financial strength ratings determined on a “group” basis.  Accordingly, Employers Mutual will retain the ability to control:

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

	2008			2007
	High	Low	Dividends	High	Low	Dividends
1st Quarter	$29.46	$21.40	$0.18	$34.92	$24.85	$0.17
2nd Quarter	30.95	24.03	0.18	26.59	23.72	0.17
3rd Quarter	31.65	20.11	0.18	27.67	22.52	0.17
4th Quarter	30.74	16.36	0.18	29.50	22.85	0.18
Close on Dec. 31	25.65			23.67

On February 27, 2009, there were approximately 995 registered holders of the Company’s common stock.

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

A dividend reinvestment and common stock purchase plan provides stockholders with the option of receiving additional shares of common stock instead of cash dividends.  Participants may also purchase additional shares of common stock without incurring broker commissions by making optional cash contributions to the plan and may sell shares of common stock through the plan (see note 13 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K).  Employers Mutual did not participate in the Dividend Reinvestment Plan during 2008, 2007 or 2006.  More information about the plan can be obtained by calling American Stock Transfer & Trust Company, LLC, the Company’s stock transfer agent and plan administrator.

The following graph compares the cumulative total stockholder return on the Company’s common stock to the NASDAQ Total Return Index for U.S. companies and a published Industry Index, which is the Hemscott Industry Group 432, over a five-year period beginning December 31, 2003 and ending December 31, 2008.  Information on Hemscott can be found at hemscottdata.com.  The total stockholder return assumes $100.00 invested at the beginning of the period in the Company’s common stock, the NASDAQ Market Index and the Industry Index.  It also assumes reinvestment of all dividends for the period.

COMPARATIVE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG EMC INSURANCE GROUP INC., NASDAQ MARKET INDEX
AND INDUSTRY INDEX

	2003	2004	2005	2006	2007	2008
EMC INSURANCE GROUP INC.	$100.00	105.36	100.28	175.49	125.11	139.34
HEMSCOTT GROUP INDEX	$100.00	107.34	118.28	134.61	137.80	76.37
NASDAQ MARKET INDEX	$100.00	108.41	110.79	122.16	134.29	79.25

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended December 31, 2008:

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs		(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2 & 3)

10/1/08 - 10/31/08	76,589	(1)	$22.52	72,905	(2)	$15,600,563

11/1/08 - 11/30/08	14,570	(1)	21.53	13,000	(2)	15,320,863

12/1/08 - 12/31/08	4,234	(1)	22.04	4,200	(2)	15,228,317

Total	95,393		$22.35	90,105

(1)
76, 1,570 and 34 shares were purchased in the open market in October, November and December, respectively, to fulfill the Company’s obligations under its dividend reinvestment and common stock purchase plan.  3,608 shares were purchased in the open market during October under Employers Mutual Casualty Company’s employee stock purchase plan.

(2)
On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program and on October 31, 2008, announced an extension of the program, authorizing an additional $10,000,000.  This purchase program was effective immediately and does not have an expiration date.  A total of $10,737,756 remains available in this plan for the purchase of additional shares.

(3)
On May 12, 2005, the Company announced that its parent company, Employers Mutual Casualty Company, had initiated a $15,000,000 stock purchase program under which Employers Mutual would purchase shares of the Company’s common stock in the open market.  This purchase program was effective immediately and does not have an expiration date; however, this program is currently dormant and will remain so while the Company’s repurchase program is active.  A total of $4,490,561 remains in this plan.

The following table presents information regarding Employers Mutual’s equity compensation plans as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	929,716	$21.57	3,362,275
Equity compensation plans not approved by security holders (2)	-	-	176,508

Total	929,716	$21.57	3,538,783

(1)	Includes Employers Mutual’s 2007 Stock Incentive Plan, 2003 Incentive Stock Option Plan, 1993 Incentive Stock Option Plan, 2008 Employee Stock Purchase Plan and 1993 Employee Stock Purchase Plan.

(2)	Includes Employers Mutual’s 2003 Non-Employee Director Stock Option Plan.

For a description of each plan, see note 13 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA.

	Year ended December 31,
	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998
	($ in thousands, except per share amounts)
INCOME STATEMENT DATA
Insurance premiums earned	$389,318	$393,059	$391,615	$415,625	$345,478	$330,623	$297,043	$265,280	$231,459	$211,098	$194,244
Investment income, net	48,403	48,482	46,692	40,696	29,900	29,702	32,778	30,970	29,006	25,761	24,859

Realized investment gains (losses)	(24,456)	3,724	4,252	3,834	4,379	1,170	(3,159)	800	1,558	277	5,901
Other income	627	545	527	657	602	862	866	774	1,473	2,194	1,701
Total revenues	413,892	445,810	443,086	460,812	380,359	362,357	327,528	297,824	263,496	239,330	226,705
Losses and expenses	424,182	386,891	366,721	400,702	364,788	334,375	305,636	303,366	262,431	245,321	223,031
Income (loss) before
income tax expense (benefit)	(10,290)	58,919	76,365	60,110	15,571	27,982	21,892	(5,542)	1,065	(5,991)	3,674
Income tax expense (benefit)	(8,585)	16,441	22,818	17,101	2,386	7,633	5,790	(3,436)	(1,264)	(5,187)	(2,339)
Net income (loss)	$(1,705)	$42,478	$53,547	$43,009	$13,185	$20,349	$16,102	$(2,106)	$2,329	$(804)	$6,013

Net income (loss)per common share - basic and diluted:	$(0.13)	$3.09	$3.91	$3.16	$1.10	$1.78	$1.42	$(0.19)	$0.21	$(0.07)	$0.53

Premiums earned by segment:
Property and casualty insurance	$315,598	$320,836	$318,416	$321,165	$250,034	$241,237	$225,013	$203,393	$184,986	$167,265	$155,523
Reinsurance	73,720	72,223	73,199	94,460	95,444	89,386	72,030	61,887	46,473	43,833	38,721
Total	$389,318	$393,059	$391,615	$415,625	$345,478	$330,623	$297,043	$265,280	$231,459	$211,098	$194,244

BALANCE SHEET DATA
Total assets	$1,108,099	$1,202,713	$1,206,159	$1,113,682	$934,816	$905,571	$674,864	$671,565	$587,676	$542,395	$496,046
Stockholders' equity	$282,916	$360,352	$308,294	$261,883	$228,473	$180,751	$157,768	$140,458	$148,393	$141,916	$163,938

	Year ended December 31,
	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998
	($ in thousands, except per share amounts)
OTHER DATA
Average return on equity	(0.5)%	12.7%	18.8%	17.5%	6.4%	12.0%	10.8%	(1.5)%	1.6%	(0.5)%	3.7%

Book value per share	$21.32	$26.15	$22.44	$19.20	$16.84	$15.72	$13.84	$12.40	$13.14	$12.60	$14.26

Dividends paid per share	$0.72	$0.69	$0.65	$0.61	$0.60	$0.60	$0.60	$0.60	$0.60	$0.60	$0.60

Property and casualty insurance subsidiaries aggregate pool percentage	30.0%	30.0%	30.0%	30.0%	23.5%	23.5%	23.5%	23.5%	23.5%	23.5%	23.5%

Reinsurance subsidiary quota share percentage	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

Closing stock price	$25.65	$23.67	$34.12	$19.94	$21.64	$21.14	$17.87	$17.15	$11.75	$9.13	$12.75

Net investment yield (pre-tax)	5.00%	5.02%	5.02%	4.97%	4.33%	4.81%	5.92%	6.31%	6.47%	5.96%	6.02%

Cash dividends to closing stock price	2.8%	2.9%	1.9%	3.1%	2.8%	2.8%	3.4%	3.5%	5.1%	6.6%	4.7%

Common shares outstanding	13,268	13,778	13,742	13,643	13,569	11,501	11,399	11,330	11,294	11,265	11,496

Statutory trade combined ratio	109.1%	96.8%	92.8%	94.7%	104.2%	99.8%	101.3%	112.4%	113.5%	115.2%	114.8%

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of EMC Insurance Group Inc. and Subsidiaries’ financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K.

COMPANY OVERVIEW

EMC Insurance Group Inc., a 59.2 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance.  Property and casualty insurance is the most significant segment, representing 81.1 percent of consolidated premiums earned in 2008.  For purposes of this discussion, the term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.  Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the “EMC Insurance Companies.”

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

The Company’s reinsurance subsidiary is a party to a quota share reinsurance retrocessional agreement with Employers Mutual (the “quota share agreement”).  Under the terms of the quota share agreement, the reinsurance subsidiary assumes a 100 percent quota share portion of Employers Mutual’s assumed reinsurance business, exclusive of certain reinsurance contracts.  This includes all premiums and related losses, settlement expenses, and other underwriting and administrative expenses of this business, subject to a maximum loss of $2,000,000 per event.  The cost of the $2,000,000 cap on losses assumed per event, which is treated as a reduction to premiums written, is 10.5 percent.  The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, the reinsurance subsidiary assumes reinsurance business from the Mutual Reinsurance Bureau (MRB) pool and this pool provides a small amount of reinsurance protection to the EMC Insurance Companies.  As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the EMC Insurance Companies’ direct business, after ceded reinsurance protections purchased by the MRB pool are applied.  In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law.  The reinsurance subsidiary assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement.  Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis.  The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

Under the terms of the quota share agreement, the reinsurance subsidiary receives reinstatement premium income that is collected by Employers Mutual from the ceding companies when reinsurance coverage is reinstated after a loss event; however, the cap on losses assumed per event contained in the quota share agreement is automatically reinstated without cost to the reinsurance subsidiary.  This arrangement can produce unusual underwriting results for the reinsurance subsidiary when a large loss event occurs because the reinstatement premium income received by the reinsurance subsidiary may approximate, or even exceed, the amount of losses retained.

INDUSTRY OVERVIEW

An insurance company’s underwriting results reflect the profitability of its insurance operations, excluding investment income.  Underwriting profit or loss is calculated by subtracting losses and expenses incurred from premiums earned.

Insurance companies collect cash in the form of insurance premiums and pay out cash in the form of loss and settlement expense payments.  Additional cash outflows occur through the payment of acquisition and underwriting costs such as commissions, premium taxes, salaries and general overhead.  During the loss settlement period, which varies by line of business and by the circumstances surrounding each claim and may cover several years, insurance companies invest the cash premiums; thereby earning interest and dividend income.  This investment income supplements underwriting results and contributes to net earnings.  Funds from called and matured fixed maturity securities are reinvested at current interest rates.  The low interest rate environment that has existed during the last several years has had a negative impact on the insurance industry’s investment income.

Insurance pricing has historically been cyclical in nature.  Periods of excess capital and increased competition encourage price reductions and liberal underwriting practices (referred to as a soft market) as insurance companies compete for market share, while attempting to cover the inevitable underwriting losses from these actions with investment income.  A prolonged soft market generally leads to a reduction in the adequacy of capital in the insurance industry.  To cure this condition, underwriting practices are tightened, premium pricing increases and competition subsides as companies strive to strengthen their balance sheets (referred to as a hard market).  The insurance industry is currently in a soft market; however, premium rates began to show some signs of stabilization during the fourth quarter as the economic crisis, in conjunction with a high level of catastrophe and storm losses, generated a significant decline in industry capital.  Management anticipates that industry pricing will remain at approximately the current level during the first half of 2009, with some modest incremental increases occurring during the second half of the year.

A substantial determinant of an insurance company’s underwriting results is its loss and settlement expense reserving practices.  Insurance companies must estimate the amount of losses and settlement expenses that will ultimately be paid to settle claims that have occurred to date (loss and settlement expense reserves).  This estimation process is inherently subjective with the possibility of widely varying results, particularly for certain highly volatile types of claims (asbestos, environmental and various casualty exposures, such as products liability, where the loss amount and the parties responsible are difficult to determine).  During a soft market, inadequate premium rates put pressure on insurance companies to under-estimate their loss and settlement expense reserves in order to report a profit.  Correspondingly, inadequate reserves play an integral part in bringing about a hard market, because increased profitability from higher premium rate levels can be used to strengthen inadequate reserves.

The United States Congress is currently studying, or has placed on its agenda, several issues of importance to the Company and the insurance industry.  Most notably, these issues include Federal regulation of the insurance industry in addition to, or in place of, current state regulation, and legislation (referred to as the Insurance Industry Competition Act) that would amend the McCarran-Ferguson Act and permit the Federal Trade Commission and United States Department of Justice to enforce Federal antitrust laws and regulations on the insurance industry.  The Company is closely monitoring activity by the United States Congress on these issues through its membership in various organizations.

MANAGEMENT ISSUES AND PERSPECTIVES

During 2008, management continued to focus its efforts on writing profitable business in the increasingly competitive insurance marketplace, and maintaining adequate and consistent loss and settlement expense reserves.  Management was also confronted with a record amount of catastrophe and storm losses and spent a considerable amount of time and effort ensuring that all claims were inspected and adjusted in a timely manner.  Management also evaluated and implemented a new investment strategy and determined that the Company’s reinsurance subsidiary would begin writing Germany-based assumed reinsurance business on a direct basis (outside of the quota share agreement) effective January 1, 2009.  In addition, management spent a considerable amount of time analyzing the impact that the financial crisis had on the funded status of Employers Mutual’s employee benefit plans and determining appropriate contribution amounts.  Following is a detailed discussion of these issues.

Competitive insurance marketplace

Net premiums written for the EMC Insurance Companies’ inter-company pool have declined moderately in recent years as a result of the increasingly competitive insurance marketplace and increased reinsurance costs.  All lines of business have experienced a decline in premium rate levels of varying magnitude over the past three years.  During this period, policy retention has remained at a high level, but policy count has increased only slightly as a result of increased competition for desirable business and management initiatives to exit unprofitable business.  The increase in premium rate competition has been driven by the profitable underwriting results, and resulting high capitalization level, of the property and casualty insurance industry during the prior three years.  On an overall basis, premium rate levels declined approximately 3.7 percent in 2006, 4.9 percent in 2007 and 4.8 percent in 2008.  Given this competitive pricing environment, management has been targeting a modest level of premium growth through new business writings that are carefully selected and adequately priced, and from continuing efforts to maintain, or improve, policy retention.

In response to this competitive environment, management has over the past several years formulated and implemented strategies to generate profitable business, and is now closely monitoring and adjusting those strategies as necessary.  The areas of focus have included establishing business plans with the Company’s independent insurance agents to increase new business production; improving the ease of conducting business through technological improvements; expanding on the pool participants’ three programs for writing homogenous risks (target markets, “EMC Choice” programs and safety dividend programs); implementing a more formalized process for commercial lines product development; improving sales effectiveness skills through ongoing training; managing coastal exposures; and withdrawing from lines of business or territories not considered profitable.

Central to management’s business plan to increase new business production is a focus on the Company’s only distribution channel, the independent insurance agent.  Management spent a considerable amount of time during 2008 working closely with local branch underwriting and marketing personnel and their independent insurance agents to identify new business opportunities desirable to the Company.  Supporting this focus on new business opportunities are sophisticated underwriting tools (including tools with predictive modeling and monitoring capabilities) that help determine whether individually submitted applications, as well as renewal business, are acceptable, along with the appropriate price for each individual risk.  These underwriting tools produce information in real time to underwriters as they consider a new risk, or renew an existing risk.  Management also implemented data mining software that is capable of producing easily accessible, highly insightful summary information that is quickly constructed from the vast amounts of data contained in Employers Mutual’s claims system.  Such information is being used to alert management of conditions that have affected the pool participants’ underwriting results.  Once alerted, management can quickly adjust underwriting practices and/or pricing in an effort to address and mitigate any developing adverse trends.

On February 13, 2009, the Company announced that Employers Mutual had recently began informing its independent agents that EMC Insurance Companies had recently submitted plans to regulatory authorities in the states of Georgia, Louisiana, Mississippi, North Carolina, Pennsylvania and Virginia seeking to withdraw from personal lines programs in those states.  This action is being taken due to management’s conclusion, based on a number of factors, that these states offer only limited long-term growth and profit potential.   Additionally, personal lines business does not represent a large part of the marketing plans of the local branch offices affected.  The combination of these factors results in a disproportionately high cost of conducting personal lines business in these states.

The planned exit from personal lines business in these six states should in no way be construed as a diminished emphasis on personal lines business.  Rather, this action is being taken so that the EMC Insurance Companies’ resources can be directed toward territories which offer the greatest potential for long-term growth and profitability.

Through its participation in the pooling agreement, the Company had approximately $2,700,000 in personal lines written premiums in these states in 2008, which represented less than 1.0 percent of the Company’s total written premiums.  It is anticipated that the entire withdrawal process could take from 24 to 30 months.

Maintaining adequate and consistent loss and settlement expense reserves

Over the past several years management has devoted a substantial amount of time and resources to improving the adequacy and consistency of the Company’s case loss reserves by implementing procedures and guidelines that assist claims personnel in establishing and maintaining proper reserve amounts.  Because of these improvements in the claims handling process, favorable development on prior years’ case loss reserves has been experienced during the past three years.

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

Management does not use accident year loss picks to establish the Company’s carried reserves.  Case loss and incurred but not reported (IBNR) reserves, as well as settlement expense reserves, are established independently of each other and added together to get the Company’s total loss and settlement expense reserve estimate.

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

Without a proper understanding of the Company’s reserving methodology, the current and more recent accident year combined ratios can be misinterpreted.  For example, the Company reported a combined ratio of 108.3 percent in 2008.  If the large amount of favorable development experienced on prior years’ reserves during this period is excluded from the calculation, it would appear that the 2008 accident year generated a combined ratio of 117.4 percent.  However, as has been the case for other recent accident years, management believes that the 2008 accident year combined ratio will continue to decline as claims are settled, and will ultimately settle in a range between 111 and 115 percent.

It is management’s intention to continue to apply this reserving methodology on a consistent basis. With reasonably consistent levels of reserve adequacy, management expects earnings from favorable development of prior accident year reserves to continue in future years.  For that reason, management believes that less emphasis should be placed on the composition of the Company’s underwriting results between the current and prior accident years, and more emphasis should be placed on where the Company’s carried reserves fall within the range of actuarial indications.

At December 31, 2008, the Company’s loss and settlement expense reserves were in the upper quarter of the range of actuarial indications, which is consistent with the actuarial analysis completed at December 31, 2007.  Although the actuarial analysis as of December 31, 2008 indicates that the Company’s loss and settlement expense reserves are at a high level of adequacy, management is not able to predict whether, or to what extent, the Company will continue to experience favorable development on its reserves.

Record catastrophe and storm losses

During 2008, the Company experienced a record $50,800,000 of catastrophe and storm losses.  This unusually high level of catastrophe and storm losses is attributed to several severe storm systems that produced wind, tornado and hail losses over a wide geographic region of the Midwest, including a devastating EF5 tornado that struck Parkersburg, Iowa, as well as Hurricanes Gustav and Ike.  Catastrophe and storm losses added 13.0 percentage points to the Company’s combined ratio in 2008, compared to 5.5 points in 2007.

Absent the excessive level of storm losses experienced during 2008, management believes that the Company’s underlying book of business continued to perform reasonably well and within expectations, considering the competitive market conditions.  The record level of storm losses that occurred during 2008 was not caused by a concentration of exposures, but rather the large number of severe storms that occurred and the wide geographical region affected by those storms.

Management recognizes that policyholders are counting on the Company to help them get their lives back in order after a storm loss occurs, and takes that responsibility very seriously.  This was demonstrated repeatedly throughout the year as the Company adjusted and paid these claims in a timely manner, many within days of the loss event.  The Company’s various branch locations, aided by the Company’s proprietary claims system, were able to share claims adjusting resources with other branches to quickly settle the large number of claims resulting from these storms and minimize the cost of external resources.

Residential Mortgage-Backed Securities Investment Strategy

During the second quarter of 2008, management evaluated and implemented a new investment strategy targeting high-quality residential mortgage-backed securities.  This investment strategy, which is being administered by Harris Investment Management, Inc., was designed to take advantage of the liquidity-induced market dislocation that existed in the securitized residential mortgage marketplace and targeted AAA rated residential mortgage-backed securities (no securities backed by subprime mortgages were purchased).  The investments were diversified with respect to key risk factors (such as vintage, originator and geography), have a weighted-average life of 4.4 years and have a weighted-average book yield of 7.8 percent.  The Company committed $40,000,000 to this strategy and all of the funds were invested as of December 31, 2008.

Direct Writing of Germany-based Assumed Reinsurance Business

As a result of regulatory changes in Germany, Employers Mutual ceased being an approved reinsurer in Germany effective January 1, 2009.  To avoid the loss of approximately $5,000,000 of assumed reinsurance business because of this regulatory change, management determined that the Company’s reinsurance subsidiary will begin writing this business on a direct basis (outside the quota share agreement) effective January 1, 2009.  Since this business will be written outside the quota share agreement, it will not be subject to the $2,000,000 cap on losses per event.  Management has determined that this business has a low risk of generating losses above $2,000,000 per event and has therefore elected to not purchase stand-alone reinsurance coverage for these risks.

Funding of Employee Benefit Plans

The financial crisis that began in 2008 had a significant impact on the funded status of Employers Mutual’s employee benefits plans, as the fair value of the assets in the pension and postretirement benefit plans declined significantly.  Management has historically maintained a funding level within the pension plan that was sufficiently high enough to avoid any restrictions on the payment of retirement benefits to employees.  Due to the severe and sudden decline in the fair value of the plan assets during 2008, management decided that maintaining such a high funding level was not practicable.  The concern was not that some employees might have restrictions placed on their retirement benefit payouts, but rather that a large contribution, coupled with a recovery in the financial markets, could result in excessive overfunding of the pension plan.  Management ultimately decided to contribute $15,000,000 to the pension plan, which was deemed sufficient to maintain an adequate funding level.

As regards the postretirement benefit plans, management has historically funded the Voluntary Employee Beneficiary Association (“VEBA”) trust that supports those plans at the maximum tax deductible amount.  Due to the significant decline in the funded status of the VEBA trust that occurred during 2008, the maximum tax deductible amount increased substantially from prior years.  Recognizing this as an opportunity to improve the funded status of the VEBA trust, management elected to contribute the maximum tax deductible amount of $12,200,000 in 2008.

Under the accounting provisions for defined benefit pension and other postretirement plans, unrecognized gains and losses resulting from actual experience different from that assumed and changes in assumptions is amortized into net periodic cost in subsequent years, if in excess of minimum threshold requirements.  As a result of the large amount of unrealized losses that existed in Employers Mutual’s employee benefit plans at year-end 2008, net periodic cost for 2009 will increase significantly. The Company’s share of the 2009 net periodic cost for the employee benefit plans will more than double to approximately $5,700,000 from $2,172,000 in 2008.

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

Loss and settlement expense reserves

Processes and assumptions for establishing loss and settlement expense reserves

Liabilities for losses are based upon case-basis estimates of reported losses supplemented with bulk case loss reserves, and estimates of IBNR losses.  Case loss reserves are established independently of the IBNR loss reserves and the two amounts are added together to determine the total liability for losses.  Under this methodology, adjustments to the individual case loss reserve estimates do not result in a corresponding adjustment in IBNR loss reserves.  For direct insurance business, the Company’s IBNR loss reserves are estimates of liability for accidents that have occurred, but have not yet been reported to the Company.  For assumed reinsurance business, IBNR loss reserves are also used to record anticipated increases in reserves for claims that have previously been reported.  An estimate of the expected expenses to be incurred in the settlement of the claims provided for in the loss reserves is established as the liability for settlement expenses.

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

As of December 31, 2008, IBNR loss reserves accounted for $80,463,000, or 18.8 percent, of the property and casualty insurance segment’s total loss and settlement expense reserves, compared to $80,645,000, or 19.7 percent, at December 31, 2007.  IBNR loss reserves are, by nature, less precise than case loss reserves.  A five percent change in IBNR loss reserves at December 31, 2008 would equate to $2,615,000, net of tax, which represents 153.3 percent of the net loss reported for 2008 and 0.9 percent of stockholders’ equity.

The property and casualty insurance segment’s formula IBNR loss reserves are established for each line of business by applying factors to the latest twelve months premiums earned.  These factors are developed using a methodology that utilizes historical ratios of (1) actual IBNR claims that have emerged after prior year-ends to (2) corresponding prior years’ premiums earned that have been adjusted to the current level of rate adequacy.  In order to minimize the volatility that naturally exists in the early stages of IBNR claims emergence, IBNR claims are not utilized in this process until 18 months after the end of a respective calendar year.  For example, during 2008 the actual IBNR claims reported in the 18 months following year-end 2006 were compared to the adjusted 2006 premiums earned.  The 2006 ratios, together with the ratios for several prior years, were then used to develop the 2008 indicated ratios of emerged IBNR to premiums earned for each line of business.  Included in the rate adequacy adjustment noted above is consideration of current frequency and severity trends compared to the trends underlying prior years’ calculations.  The selected trends are based on an analysis of industry and Company loss data.

The methodology used in estimating formula IBNR loss reserves assumes consistency in claims reporting patterns and immaterial changes in loss development patterns.  Implicit in this assumption is that future IBNR claims emergence relative to IBNR claims that have emerged following prior year-ends will reflect the change in frequency and severity trends underlying the rate adequacy adjustments.  If this projected relationship proves to be inaccurate, future IBNR claims may differ substantially from the estimated IBNR loss reserves.  The following table displays the impact that a five percent variance in IBNR emergence from the projected level reflected in the December 31, 2008 IBNR factors would have on the Company’s results of operations.  This variance in IBNR emergence could occur in one year or over multiple years, depending when the claims were reported.  A variance in IBNR emergence would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income.  A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.  A five percent variance in IBNR emergence is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

Line of business	After-tax impact on earnings from a five percent variance in IBNR emergence
($ in thousands)
Personal auto liability	$(81) to $81
Commercial auto liability	(298) to 298
Auto physical damage	(36) to 36
Workers' compensation	(435) to 435
Other liability	(1,477) to 1,477
Property	(104) to 104
Homeowners	(39) to 39
All Other	(44) to 44

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

Line of business	After-tax impact on earnings from a one percent variance in the ultimate settlement expense ratio
($ in thousands)
Personal auto liability	$(51) to $51
Commercial auto liability	(190) to 190
Auto physical damage	(31) to 31
Workers' compensation	(223) to 223
Other liability	(602) to 602
Property	(104) to 104
Homeowners	(72) to 72
All Other	(21) to 21

Following is a summary of the carried loss and settlement expense reserves for the property and casualty insurance segment at December 31, 2008 and 2007.

	December 31, 2008
			Settlement
Line of business	Case	IBNR	expense	Total
	($ in thousands)
Commercial lines:
Automobile	$48,308	$9,451	$10,693	$68,452
Property	18,432	4,228	3,430	26,090
Workers compensation	115,072	16,189	17,458	148,719
Liability .	56,496	44,866	46,469	147,831
Bonds	1,271	399	593	2,263
Total commercial lines	239,579	75,133	78,643	393,355

Personal lines:
Automobile	18,578	2,435	2,433	23,446
Property	7,144	2,895	1,509	11,548
Total personal lines	25,722	5,330	3,942	34,994
Total property and casualty insurance segment	$265,301	$80,463	$82,585	$428,349

	December 31, 2007
			Settlement
Line of business	Case	IBNR	expense	Total
	($ in thousands)
Commercial lines:
Automobile	$43,428	$9,788	$9,772	$62,988
Property	13,815	3,556	2,684	20,055
Workers compensation	106,751	16,017	16,509	139,277
Liability	57,456	46,128	48,135	151,719
Bonds	2,293	350	846	3,489
Total commercial lines	223,743	75,839	77,946	377,528

Personal lines:
Automobile	19,230	2,236	2,556	24,022
Property	4,890	2,570	1,240	8,700
Total personal lines	24,120	4,806	3,796	32,722
Total property and casualty insurance segment	$247,863	$80,645	$81,742	$410,250
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

One assumption underlying aggregate reserve estimation methods is that the claims inflation trends implicitly built into the historical loss and settlement expense development patterns will continue into the future.  To estimate the sensitivity of the estimated ultimate loss and settlement expense payments to an unexpected change in inflationary trends, the actuarial department derived expected payment patterns separately for each major line of business.  These patterns were applied to the December 31, 2008 loss and settlement expense reserves to generate estimated annual incremental loss and settlement expense payments for each subsequent calendar year.  Then, for the purpose of sensitivity testing, an explicit annual inflationary variance of one percent was added to the inflationary trend that is implicitly embedded in the estimated payment pattern, and revised incremental loss and settlement expense payments were calculated.  This unexpected claims inflation trend could arise from a variety of sources including a change in economic inflation, social inflation and, especially for the workers’ compensation line of business, the introduction of new medical technologies and procedures, changes in the utilization of procedures and changes in life expectancy.  The estimated cumulative impact that this unexpected one percent variance in the inflationary trend would have on the Company’s results of operations over the lifetime of the underlying claims is shown below.  A variance in the inflationary trend would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income.  A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.  A one percent variance in the projected inflationary trend is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

Line of business	After-tax impact on earnings from a one percent variance in the projected inflationary trend
($ in thousands)
Personal auto liability	$(179) to $171
Commercial auto liability	(763) to 745
Auto physical damage	(21) to 19
Workers' compensation	(5,826) to 4,969
Other liability	(3,396) to 3,144
Property	(199) to 190
Homeowners	(59) to 58

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

Line of business	After-tax impact on earnings from a five percent variance in future loss payments
($ in thousands)
Personal auto liability	$(609) to $552
Commercial auto liability	(1,801) to 1,628
Auto physical damage	(84) to 76
Workers' compensation	(3,641) to 3,295
Other liability	(3,253) to 2,943
Property	(744) to 674
Homeowners	(251) to 227
All Other	(60) to 53

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

Line of business	After-tax impact on earnings from a five percent variance in individual case reserve adequacy
($ in thousands)
Personal auto liability	$(600) to $543
Commercial auto liability	(1,544) to 1,397
Auto physical damage	(75) to 67
Workers' compensation	(3,131) to 2,832
Other liability	(2,605) to 2,358
Property	(649) to 587
Homeowners	(216) to 196
All Other	(49) to 44

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

Line of business	After-tax impact on earnings from a five percent variance in IBNR emergence
($ in thousands)
Personal auto liability	$(49) to $49
Commercial auto liability	(278) to 278
Auto physical damage	(26) to 26
Workers' compensation	(510) to 510
Other liability	(1,432) to 1,432
Property	(96) to 96
Homeowners	(36) to 36

An actuarial evaluation of case loss reserve adequacy has been performed each quarter since 2004.  Beginning in 2007, if that analysis indicates that the aggregate reserves of the individual claim files established by the claims department combined with the carried bulk case loss reserve (if any) are above or below management’s best estimate of the Company’s overall liability, an adjustment is made in the bulk case loss reserve to bring the total of the case and bulk loss reserves to management’s best estimate of the Company’s overall liability.

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

The property and casualty insurance subsidiaries have exposure to environmental and asbestos claims arising primarily from the other liability line of business.  This exposure is closely monitored by management, and the IBNR loss reserves have been established to cover estimated ultimate losses.  Currently, asbestos reserves are based on the results of an independent consultant’s ground-up study of the pool participants’ asbestos exposures that was completed in 2006.  These reserves were increased in 2008 based on an examination of the implied three-year survival ratio (ratio of loss reserves to the three-year average of loss payments).  Environmental reserves are established in consideration of the implied three-year survival ratio.  Estimation of ultimate liabilities for these exposures is unusually difficult due to unresolved issues such as whether coverage exists, the definition of an occurrence, the determination of ultimate damages and the allocation of such damages to financially responsible parties.  Therefore, any estimation of these liabilities is subject to greater than normal variation and uncertainty, and ultimate payments for losses and settlement expenses for these exposures may differ significantly from the carried reserves.

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

At December 31, 2008, the carried reserves for HORAD and MRB combined were in the upper quartile of the range of actuarial reserve indications.  This selection reflects the fact that there are inherent uncertainties involved in establishing reserves for assumed reinsurance business.  Such uncertainties include the fact that a reinsurance company generally has less knowledge than the ceding company about the underlying book of business and the ceding company’s reserving practices.  Because of these uncertainties, there is a risk that the reinsurance segment’s reserves for losses and settlement expenses could prove to be inadequate, with a consequent adverse impact on the Company’s future earnings and stockholders’ equity.

At December 31, 2008, there was no backlog in the processing of assumed reinsurance information.  Approximately $78,573,000, or 54 percent, of the reinsurance segment’s carried reserves were reported by the ceding companies.  Employers Mutual receives loss reserve and paid loss data from the ceding companies on individual excess-of-loss business.  If a claim involves a single or small group of claimants, a summary of the loss and claim outlook is normally provided.  Summarized data is provided for catastrophe claims and pro rata business, which is subject to closer review if inconsistencies are suspected.

Carried reserves established in addition to those reported by the ceding companies totaled approximately $66,110,000 at December 31, 2008.  Since many ceding companies in the HORAD book of business do not report IBNR loss reserves, Employers Mutual establishes a bulk IBNR loss reserve to cover the lag in reporting.  For the few ceding companies that do report IBNR loss reserves, Employers Mutual carries them as reported.  These reported IBNR loss reserves are subtracted from the total IBNR loss reserve calculated by Employers Mutual’s actuaries, with the difference carried as bulk IBNR loss reserves.  Except for a small IBNR loss reserve established to cover a one-month lag in reporting, the MRB IBNR loss reserve is established by the management of MRB.  Employers Mutual rarely records additional case loss reserves.

Assumed reinsurance losses tend to be reported later than direct losses.  This lag is reflected in loss projection factors for assumed reinsurance that tend to be higher than for direct business.  The result is that assumed reinsurance IBNR loss reserves as a percentage of total reserves tend to be higher than for direct loss reserves.  IBNR loss reserves totaled $86,780,000 and $82,501,000 at December 31, 2008 and 2007, respectively, and accounted for approximately 60 percent and 58 percent, respectively, of the reinsurance segment’s total loss and settlement expense reserves.  IBNR loss reserves are, by nature, less precise than case loss reserves.  A five percent change in IBNR loss reserves at December 31, 2008 would equate to $2,821,000 net of tax, which represents 165.4 percent of the net loss reported for 2008 and 1.0 percent of stockholders’ equity.

Following is a summary of the carried loss and settlement expense reserves for the reinsurance segment at December 31, 2008 and 2007.

	December 31, 2008
			Settlement
Line of business	Case	IBNR	expense	Total
	($ in thousands)
Pro rata reinsurance:
Property and casualty	$3,262	$2,541	$206	$6,009
Property	12,341	14,462	466	27,269
Crop	740	12	6	758
Casualty	728	5,328	59	6,115
Marine/Aviation	1,499	1,410	20	2,929
Total pro rata reinsurance	18,570	23,753	757	43,080

Excess-of-loss reinsurance:
Property	15,205	10,019	655	25,879
Casualty.	20,312	52,689	1,502	74,503
Surety	889	319	13	1,221
Total excess-of-loss reinsurance	36,406	63,027	2,170	101,603
Total reinsurance segment	$54,976	$86,780	$2,927	$144,683

	December 31, 2007
			Settlement
Line of business	Case	IBNR	expense	Total
	($ in thousands)
Pro rata reinsurance:
Property and casualty	$4,106	$2,861	$232	$7,199
Property	9,822	14,556	390	24,768
Crop	1,306	13	37	1,356
Casualty	673	4,855	55	5,583
Marine/Aviation	5,975	2,531	59	8,565
Total pro rata reinsurance	21,882	24,816	773	47,471

Excess-of-loss reinsurance:
Property	11,967	8,537	627	21,131
Casualty	20,876	48,821	1,663	71,360
Surety	1,050	327	13	1,390
Total excess-of-loss reinsurance	33,893	57,685	2,303	93,881
Total reinsurance segment	$55,775	$82,501	$3,076	$141,352

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

The after-tax impact on the Company’s earnings under each scenario is as follows:

		Reinsurance segment
		MRB			HORAD
		($ in thousands)
(1)	Five percent variance in case loss reserve adequacy from the level anticipated in the incurred loss projection factors	$(656)	to	$594	$(2,908)	to	$2,631

(2)	One percent variance in the implicit annual claims inflation rate	(868)	to	776	(2,232)	to	2,078

(3)	Five percent variance in IBNR losses from the level anticipated in the loss projection factors	(483)	to	483	(2,241)	to	2,241

(4)	Five percent variance in the expected loss ratios used with the Bornhuetter-Ferguson method	(506)	to	506	(2,148)	to	2,148

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

Disputes with ceding companies do not occur often.  Employers Mutual performs claims audits and encourages prompt reporting of reinsurance claims.  Employers Mutual also reviews claim reports for accuracy, completeness and adequate reserving.  Most reinsurance contracts contain arbitration clauses to resolve disputes, but such disputes are generally resolved without arbitration due to the long-term and ongoing relationships that exist with those companies.  There were no matters in dispute at December 31, 2008.

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

Since 1989, the pool participants have included an asbestos exclusion in liability policies issued for most lines of business.  The exclusion prohibits liability coverage for “bodily injury”, “personal injury” or “property damage” (including any associated clean-up obligations) arising out of the installation, existence, removal or disposal of asbestos or any substance containing asbestos fibers.  Therefore, the pool participants’ current asbestos exposures are primarily limited to commercial policies issued prior to 1989.  At present, the pool participants are defending approximately 800 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs.  Three former policyholders and one current policyholder dominate the pool participants’ asbestos claims.  Most of the defenses are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury.  The pool participants’ policyholders that have been named as defendants in these asbestos lawsuits are typically peripheral defendants who have had little or no exposure and are routinely dismissed from asbestos litigation with nominal or no payment (i.e., small contractors, insulators, electrical welding suppliers, furnace manufacturers, gasket and building supply companies).

During 2003, the pool participants were presented with several hundred plaintiff lawsuits filed against three former policyholders representing approximately 66,500 claimants related to exposure to asbestos or products containing asbestos.  The vast majority of the 66,500 claims are the result of multi-plaintiff lawsuits.  These claims are based upon nonspecific asbestos exposure and nonspecific injuries.  As a result, management did not establish a significant amount of case loss reserves associated with these claims.  During 2006, 2007 and 2008, several of the multi-plaintiff lawsuits (including the vast majority of those associated with one former policyholder) were dismissed.  As of December 31, 2008, approximately 2,500 of the claims remain open.  During 2006, the pool participants received notice that another former policyholder was a named defendant in approximately 33,000 claims nationwide.  As of December 31, 2008, approximately 27,000 of these claims remain open.

Prior to 2008, actual losses paid for asbestos-related claims had been minimal due to the plaintiffs’ failure to identify an exposure to any asbestos-containing products associated with the pool participants’ current and former policyholders.  However, paid losses increased significantly during 2008 as a result of claims attributed to two former policyholders.  One of these former policyholders, a broker of various products, including asbestos, settled a claim for approximately $450,000 (the Company’s share).  Prior to 2008, the asbestos exposure associated with this former policyholder had been thought to be relatively small.  At December 31, 2008, one additional claim associated with this former policyholder remains pending, though similar exposure on that claim is not anticipated.  The other former policyholder, a furnace manufacturer, had multiple claims settle for a total of approximately $354,000 (the Company’s share).  The asbestos exposure associated with this former policyholder increased during 2008, and this trend may possibly continue into the future with increased per plaintiff settlements.  Approximately 125 asbestos exposure claims associated with this former policyholder remain open.  Defense costs for asbestos-related claims continue to be rather significant due to the large number of parties involved in the litigation proceedings and the length of time required to obtain judgments.  Whenever possible, the pool participants have participated in cost sharing agreements with other insurance companies to reduce overall asbestos claim expenses.  The Company believes its settlement expense reserve adequately provides for these projected expenses.

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

The plaintiffs in the silicosis lawsuits are sandblasters, gravel and concrete workers, ceramic workers and road construction workers.  All of these lawsuits are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods because many silica lawsuits, like asbestos lawsuits, do not specifically allege dates of exposure or dates of injury.  The pool participants’ policyholders (a refractory product manufacturer, small local concrete and gravel companies and a concrete cutting machine manufacturer) that have been named as defendants in these silica lawsuits have had little or no exposure and are routinely dismissed from silica litigation with nominal or no payment.  While the expense of handling these lawsuits is high, it is not proportional to the number of plaintiffs, and is mitigated to some extent through cost sharing agreements with other insurance companies.

Since 2004, the pool participants have included a “pneumoconiosis dust” exclusion to their commercial lines liability policies in the majority of jurisdictions where such action was warranted.  This exclusion precludes liability coverage due to “mixed dust” pneumoconiosis, pleural plaques, pleural effusion, mesothelioma, lung cancer, emphysema, bronchitis, tuberculosis or pleural thickening, or other pneumoconiosis-related ailments such as arthritis, cancer (other than lung), lupus, heart, kidney or gallbladder disease.  “Mixed dust” includes dusts composed of asbestos, silica, fiberglass, coal, cement, or various other elements.  It is anticipated that this mixed dust exclusion will further limit the pool participants’ exposure in silica claims, and may be broad enough to limit exposure in other dust claims.

The Company’s environmental claims are defined as 1) claims for bodily injury, personal injury, property damage, loss of use of property, diminution of property value, etc., allegedly due to contamination of air, and/or contamination of surface soil or surface water, and/or contamination of ground water, aquifers, wells, etc.; or 2) any/all claims for remediation or clean-up of hazardous waste sites by the United States Environmental Protection Agency, or similar state and local environmental or government agencies, usually presented in conjunction with Federal or local clean up statutes (i.e., CERCLA, RCRA, etc.).

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

The Company’s current exposures to environmental claims include losses involving petroleum haulers, lead contamination, and soil and groundwater contamination in the State of Indiana.  Claims from petroleum haulers are generally caused by overturned commercial vehicles and overfills at commercial and residential properties.  Exposures for accident year losses preceding the 1980s include municipality exposures for closed landfills, small commercial businesses involved with disposing waste at landfills, leaking underground storage tanks and contamination from dry cleaning operations.

In 2004, the pool participants were presented with eight contamination claims filed against four of their petroleum marketers in Iowa and Indiana.  The claims filed in Indiana were dismissed during 2007.  These claims arose out of alleged contamination of municipal public water systems by the gasoline additive Methyl Tertiary Butyl Ether (“MTBE”).  All MTBE lawsuits initiated in a number of states, including the states of Iowa and Indiana, were moved to their respective Federal courts and were then transferred to the United States District Court for the Southern District of New York, where they were consolidated.  The pool participants are defending these claims under commercial auto policies which afford broadened pollution liability coverage for overfills.  These claims are subject to express reservations of rights based upon the lack of property damage within the policy periods, because these lawsuits do not specifically allege dates of property damage or contamination, or any contamination that resulted from an overfill.

The Company’s exposure to asbestos and environmental claims through assumed reinsurance is very limited due to the fact that the Company’s reinsurance subsidiary entered into the reinsurance marketplace in the early 1980’s, after much attention had already been brought to these issues.

At December 31, 2008, the Company carried asbestos and environmental reserves for direct insurance and assumed reinsurance business totaling $6,853,000, which represents 1.2 percent of total loss and settlement expense reserves.  The asbestos and environmental reserves include $1,844,000 of case loss reserves, $3,589,000 of IBNR loss reserves and $1,420,000 of bulk settlement expense reserves.  Ceded reinsurance on these reserves is negligible.

The pool participants’ non-asbestos direct product liability claims are considered to be highly uncertain exposures due to the many uncertainties inherent in determining the loss, and the significant periods of time that can elapse between the occurrence of the loss and the ultimate settlement of the claim.  The majority of the pool participants’ product liability claims arise from small to medium-sized manufacturers, contractors, petroleum distributors, and mobile home and auto dealerships.  No specific claim trends are evident from the pool participants’ manufacturer policies, as the claims activity on these policies is generally isolated and can be severe.  Specific product liability coverage is provided to the pool participants’ mobile home and auto dealership policyholders, and the claims from these policies tend to be relatively small.  Certain construction defect claims are also reported under product liability coverage.  During 2008, 34 of these claims were reported to the pool participants.

The Company has exposure to construction defect claims arising from general liability policies issued by the pool participants to contractors.  Most of the pool participants’ construction defect claims are concentrated in a limited number of states, and the pool participants have taken steps to mitigate this exposure.  Construction defect is a highly uncertain exposure due to such issues as whether coverage exists, definition of an occurrence, determination of ultimate damages, and allocation of such damages to financially responsible parties.  Newly reported construction defect claims numbered 373, 345 and 410 in 2008, 2007 and 2006, respectively, and produced incurred losses and paid settlement expenses of approximately $2,855,000, $2,755,000 and $3,315,000 in each respective period.  Incurred losses and paid settlement expenses on all construction defect claims totaled approximately $4,180,000 in 2008.  At December 31, 2008, the Company carried case loss reserves of approximately $5,387,000 on 569 open construction defect claims.

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

Following is a summary of loss and settlement expense reserves and payments associated with asbestos, environmental, products liability and casualty excess reinsurance exposures for 2008, 2007 and 2006:

	Property and casualty
	insurance segment			Reinsurance segment
			Settlement			Settlement
($ in thousands)	Case	IBNR	expense	Case	IBNR	expense
Reserves at 12/31/08
Asbestos	$1,562	$1,731	$1,128	$139	$442	$-
Environmental	82	756	292	61	660	-
Products[1]	5,418	4,816	7,488	-	-	-
Casualty excess[2]	-	-	-	20,223	52,693	1,513

Reserves at 12/31/07
Asbestos	$1,527	$2,015	$1,126	$149	$449	$-
Environmental	147	939	321	100	627	-
Products[1]	6,633	4,749	7,347	-	-	-
Casualty excess[2]	-	-	-	20,657	48,819	1,673

Reserves at 12/31/06
Asbestos	$1,120	$2,073	$1,367	$123	$500	$-
Environmental	30	969	370	95	643	-
Products[1]	6,236	5,004	7,784	-	-	-
Casualty excess[2]	-	-	-	19,418	37,144	1,301

Paid during 2008
Asbestos	$863		$625	$16		$1
Environmental	169		24	4		1
Products[1]	2,436		1,829	-		-
Casualty excess[2]	-		-	7,230		945

Paid during 2007
Asbestos	$63		$340	$24		$-
Environmental	-		50	3		8
Products[1]	1,054		1,312	-		-
Casualty excess[2]	-		-	6,403		856

Paid during 2006
Asbestos	$99		$326	$18		$1
Environmental	57		21	1		-
Products[1]	1,820		1,698	-		-
Casualty excess[2]	-		-	5,034		830

1 Products includes the portion of asbestos and environmental claims reported that are non-premises/operations claims.
 2 Casualty excess includes the asbestos and environmental claims reported above.

Following is a summary of the claim activity associated with asbestos, environmental and products liability exposures for 2008, 2007 and 2006:

	Asbestos	Environmental	Products
Open claims, 12/31/08	31,645	7	1,094
Reported in 2008	240	2	381
Disposed of in 2008	3,069	4	356

Open claims, 12/31/07	34,474	9	1,069
Reported in 2007	157	3	207
Disposed of in 2007	23,252	4	288

Open claims, 12/31/06	57,569	10	1,150
Reported in 2006	33,145	1	189
Disposed of in 2006	34,176	2	313

Variability of loss and settlement expense reserves

The Company does not determine a range of estimates for all components of the loss and settlement expense reserve at the time those reserves are established.  At each year-end, however, an actuarially determined range of estimates is developed for the major components of the loss and settlement expense reserve.  All reserves are reviewed, except for the involuntary workers’ compensation pools, for which reliance is placed on a reserve opinion received from the National Council on Compensation Insurance certifying the reasonableness of those reserves.  Shown below are the actuarially determined ranges of reserve estimates as of December 31, 2008 along with the statutory-basis carried reserves, which are displayed net of ceded reinsurance.  The GAAP-basis loss and settlement expense reserves contained in the Company’s financial statements are reported gross of ceded reinsurance and contain a small number of adjustments from the statutory-basis amounts presented here.  The last two columns display the estimated after-tax impact on earnings if the reserves were moved to the high end-point or low end-point of the ranges.

	Range of reserve estimates			After-tax impact on earnings
				Reserves	Reserves
($ in thousands)	High	Low	Carried	at high	at low
Property and casualty insurance segment	$398,875	$351,932	$396,762	$(1,373)	$29,140
Reinsurance segment	145,706	123,581	144,492	(789)	13,592
	$544,581	$475,513	$541,254	$(2,162)	$42,732

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

Investments

Fair Value Measurement

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” effective January 1, 2008.  SFAS 157 applies to all assets and liabilities that are measured and reported on a fair value basis.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company’s fixed maturity and equity securities available-for-sale, as well as short-term investments, are measured at fair value on a recurring basis.  No assets or liabilities are currently measured at fair value on a nonrecurring basis.  The following fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value:

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

The Company uses an independent pricing source to obtain the estimated fair value of a majority of its securities.  The fair value is based on quoted market prices, where available.  This is typically the case for equity securities and short-term investments, which are accordingly classified as Level 1 fair value measurements.  In cases where quoted market prices are not available, fair value is based on a variety of valuation techniques depending on the type of security.  Many of the fixed maturity securities in the Company’s portfolio do not trade on a daily basis; however, observable inputs are utilized in their valuations, and these securities are therefore classified as Level 2 fair value measurements.  Following is a brief description of the various pricing techniques used for different asset classes.

•
U.S. Treasury securities (including bonds, notes, and bills) are priced according to a number of live data sources, including active market makers and inter-dealer brokers.  Prices from these sources are reviewed based on the sources’ historical accuracy for individual issues and maturity ranges.

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

A small number of the Company’s securities are not priced by the independent pricing service.  These securities are reported as Level 3 fair value measurements, since no reliable observable inputs are used in their valuations.  The largest of these investments is the Class B shares of Insurance Services Office Inc. (ISO).  Prior to the fourth quarter of 2008, the Company reported this investment at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for ISO Class B shares by averaging all Class B trades during the past year and reviewing the quarterly valuations of the Class A shares produced by a nationally recognized independent firm (the Class B shares were assigned a 40 percent marketability discount from the fair value of the Class A shares).  The SVO valuation is typically performed twice a year, and resulted in a fair value of $10,180,000 for the Class B shares held by the Company at December 31, 2007.  During the fourth quarter of 2008, the Company modified the valuation process for this investment by implementing a 20 percent marketability discount from the fair value of the Class A shares.  This reduction in the marketability discount was implemented in recognition of a Form S-1 filing made by ISO with the Securities and Exchange Commission during 2008 in preparation for a planned initial public offering.  At the completion of the initial public offering, ISO will continue to have two classes of stock; however, there will be a defined conversion plan that will result in all Class B shares being converted into Class A shares within 30 months.  As a result, the marketability discount associated with the Class B shares will be well below the 20 percent discount utilized by the Company at year-end.  In addition, the Company has a commitment from ISO that the offering price for the initial public offering will not be less than the fair value of the shares as determined by the nationally recognized independent firm.  Applying a 20 percent marketability discount to the third quarter valuation of the Class A shares performed by the nationally recognized independent firm resulted in a fair value of $14,966,000 for the Class B shares.  The other equity security included in the Level 3 fair value measurement category continues to be reported at the fair value obtained from the SVO.  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements.  This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $4,000 at December 31, 2008 and $7,000 at December 31, 2007.

The remaining three securities not priced by the Company’s independent pricing service during 2008 were fixed maturity securities.  One of the fixed maturity securities was classified as a Level 3 fair value measurement and was carried at its amortized cost of $47,000 at December 31, 2007.  This security matured during 2008.  The other two fixed maturity securities are classified as Level 2 fair value measurements and are carried at aggregate fair values of $7,163,000 at December 31, 2008 and $8,611,000 at December 31, 2007.  The fair values for these two fixed maturity securities were obtained from the Company’s investment custodian using an independent pricing service which utilizes similar pricing techniques as the Company’s independent pricing service.

The estimated fair values obtained from the independent pricing sources are reviewed by the Company for reasonableness and any discrepancies are investigated for final valuation.  For fixed maturity securities, this includes comparing valuations from the independent pricing source, the Company’s investment custodian, the SVO, and an analytical service for fixed maturity securities.  For equity securities, a similar comparison is done between the valuations from the independent pricing service, the Company’s investment custodian, and the SVO.  From these comparisons, material variances are identified and resolved to determine the final valuation used in the financial statements.

Investment Impairments

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

Deferred policy acquisition costs and related amortization are calculated separately for the property and casualty insurance segment and the reinsurance segment.  The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to the estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and settlement expenses and certain other costs expected to be incurred as the premium is earned.  Deferred policy acquisition costs were not subject to limitation at December 31, 2008, and management does not anticipate future limitations to be likely due to the current adequacy of premium rates in both the insurance and reinsurance marketplaces.

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

The net periodic pension and postretirement benefit costs, as well as the prepaid assets and liabilities of these plans, are determined by actuarial valuations.  Inherent in these valuations are key assumptions regarding the discount rate, the expected long-term rate of return on plan assets, the rate of future compensation increases (pension plans only), and the health care cost trend rate (healthcare postretirement plan only).  The assumptions used in the actuarial valuations are updated annually.  Material changes in the net periodic pension and postretirement benefit costs may occur in the future due to changes in these assumptions or changes in other factors, such as the number of plan participants, the level of benefits provided, asset values and applicable legislation or regulations.

The discount rate utilized in the valuations is based on an analysis of the total rate of return that could be generated by a hypothetical portfolio of high-quality bonds created to generate cash flows that match the plans’ expected benefit payments.  No callable bonds are used in this analysis and the discount rate produced by this analysis is compared to interest rates of applicable published indices for reasonableness.  The discount rates used in the pension benefit valuations at December 31, 2008, 2007 and 2006 were 6.25 percent, 6.00 percent and 5.75 percent, respectively.  The discount rates used in the postretirement benefit valuations at December 31, 2008, 2007 and 2006 were 6.25 percent, 6.25 percent and 5.75 percent, respectively.  A 0.25 percentage point decrease in the discount rates used in the 2008 valuations would increase the Company’s net periodic pension and postretirement benefit costs for 2009 by approximately $131,000.  Conversely, a 0.25 percentage point increase in the 2008 discount rates would decrease the Company’s net periodic pension and postretirement benefit costs for 2009 by approximately $122,000.

The expected long-term rate of return on plan assets is developed considering actual historical results, current and expected market conditions, the mix of plan assets and investment strategy.  The expected long-term rate of return on plan assets produced by this analysis and used in the pension valuations at December 31, 2008, 2007 and 2006 was 7.50 percent.  The expected long-term rate of return on plan assets used in the postretirement benefit valuations at December 31, 2008, 2007 and 2006 was 6.00 percent.  The actual rate of return earned on plan assets during 2008, which was significantly impacted by the financial crisis, was approximately negative 35 percent for the pension plan and negative 16 percent for the postretirement benefit plans.  The expected long-term rate of return assumption is subject to the general movement of the economy, but is generally less volatile than the discount rate assumption.   A decrease in the expected long-term rate of return assumption increases future expenses, whereas an increase in the assumption reduces future expenses.  A 0.25 percentage point change in the 2008 expected long-term rate of return assumption would change the Company’s net periodic pension and postretirement benefit costs for 2009 by $129,000.  For detailed information regarding the current allocation of assets within the pension and postretirement benefit plans, see note 11 of Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

The health care cost trend rate assumption represents the anticipated change in the cost of health care benefits due to factors outside of the plan.  These factors include health care inflation, changes in health care utilization and delivery patterns, technological advances, and the overall health of the plan participants.  The health care cost trend rate assumption is based on published information and general economic conditions.  The health care cost trend rate assumption for 2008 was 9 percent, and is assumed to decrease gradually to 5 percent in 2012 and remain at that level thereafter.

In accordance with GAAP, actuarial gains/losses contained in the valuations that result from (1) actual experience that differs from that assumed, or (2) a change in actuarial assumptions, is accumulated and, if in excess of a specified corridor, amortized to expense over future periods.  As of December 31, 2008, the supplemental retirement and defined benefit pension plans as well as the postretirement benefit plans had accumulated actuarial losses in excess of the corridor and thus will be amortized into expense in 2009.  The Company’s share of the accumulated actuarial losses that will be amortized into expense during 2009 amounted to $1,964,000.  Prior service costs/credits for plan amendments are also contained in the valuations, and are amortized into expense/income over the future service periods.  As of December 31, 2008, the postretirement benefit plans have prior service credits that are being amortized into income in future periods, while the defined benefit pension plan has prior service costs that are being amortized into expense in future periods.  The net amount of prior service credit being amortized into income during 2009 is $480,000.

In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” the funded status of defined benefit retirement or other postretirement plans is recognized as a net asset or liability on the balance sheet.  Future changes in the funded status of the plans will be recognized through other comprehensive income.  In accordance with SFAS No. 158, the pension and postretirement benefit plans’ assets and obligations were measured as of the end of the Company’s fiscal year beginning in 2008.

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three years ended December 31, 2008 are as follows:

	Year ended December 31,
($ in thousands)	2008	2007	2006
Property and casualty insurance
Premiums earned	$315,598	$320,836	$318,416
Losses and settlement expenses	232,538	199,494	178,305
Acquisition and other expenses	109,877	119,152	117,710
Underwriting profit (loss)	$(26,817)	$2,190	$22,401

Loss and settlement expense ratio	73.7%	62.2%	56.0%
Acquisition expense ratio	34.8%	37.1%	37.0%
Combined ratio	108.5%	99.3%	93.0%

Losses and settlement expenses:
Insured events of current year	$254,102	$227,471	$210,560
Decrease in provision for insured events of prior years	(21,564)	(27,977)	(32,255)

Total losses and settlement expenses	$232,538	$199,494	$178,305

Catastrophe and storm losses	$42,729	$20,732	$14,313

	Year ended December 31,
($ in thousands)	2008	2007	2006
Reinsurance
Premiums earned	$73,720	$72,223	$73,199
Losses and settlement expenses	61,727	48,345	50,148
Acquisition and other expenses	17,508	16,541	17,538
Underwriting profit (loss)	$(5,515)	$7,337	$5,513

Loss and settlement expense ratio	83.7%	66.9%	68.5%
Acquisition expense ratio	23.8%	22.9%	24.0%
Combined ratio	107.5%	89.8%	92.5%

Losses and settlement expenses:
Insured events of current year	$75,471	$59,106	$59,809
Decrease in provision for insured events of prior years	(13,744)	(10,761)	(9,661)

Total losses and settlement expenses	$61,727	$48,345	$50,148

Catastrophe and storm losses	$8,045	$782	$322

	Year ended December 31,
($ in thousands)	2008	2007	2006
Consolidated
REVENUES
Premiums earned	$389,318	$393,059	$391,615
Net investment income	48,403	48,482	46,692
Realized investment gains (losses)	(24,456)	3,724	4,252
Other income	626	545	527
	413,891	445,810	443,086
LOSSES AND EXPENSES
Losses and settlement expenses	294,265	247,839	228,453
Acquisition and other expenses	127,385	135,693	135,248
Interest expense	889	1,112	1,112
Other expense	1,642	2,247	1,908
	424,181	386,891	366,721
Income (loss) before income tax expense (benefit)	(10,290)	58,919	76,365
Income tax expense (benefit)	(8,585)	16,441	22,818
Net income (loss)	$(1,705)	$42,478	$53,547

Net income (loss) per share	$(0.13)	$3.09	$3.91

Loss and settlement expense ratio	75.6%	63.1%	58.3%
Acquisition expense ratio	32.7%	34.5%	34.6%
Combined ratio	108.3%	97.6%	92.9%

Losses and settlement expenses:
Insured events of current year	$329,573	$286,577	$270,369
Decrease in provision for insured events of prior years	(35,308)	(38,738)	(41,916)

Total losses and settlement expenses	$294,265	$247,839	$228,453

Catastrophe and storm losses	$50,774	$21,514	$14,635

Year ended December 31, 2008 compared to year ended December 31, 2007

The Company reported a net loss of $1,705,000 ($0.13 per share) in 2008 compared to net income of $42,478,000 ($3.09 per share) in 2007.  The net loss for 2008 is primarily attributed to two factors: a record amount of catastrophe and storm losses and a record amount of “other-than-temporary” investment impairment losses generated by the severe and prolonged turmoil in the financial markets.  Other factors contributing to the net loss for 2008 include an expected decline in the amount of favorable development experienced on prior years’ reserves, and a moderate, but steady, decline in overall premium rate levels.

Premium income

Premiums earned decreased 1.0 percent to $389,318,000 in 2008 from $393,059,000 in 2007.  This decrease is primarily attributed to a moderate, but steady, decline in overall premium rate levels during the past three years as a result of competitive market conditions associated with the current soft market.  Premium rates showed some signs of stabilization during the fourth quarter as the insurance industry began responding to the significant decline in capital that occurred during 2008 as a result of the financial crisis and high level of catastrophe and storm losses.  Management expects market conditions to remain competitive in 2009, with premium rates stabilizing at current levels through the first half of the year.  Premium rates could begin to improve during the second half of the year, with any improvement likely to occur first in personal lines and reinsurance, followed by commercial lines.  Despite the anticipated stabilization of premium rates, overall premium rate levels for 2009 are expected to decline approximately 3.5 percent due to the lagging affect of previous rate level reductions.

Premiums earned for the property and casualty insurance segment decreased 1.6 percent to $315,598,000 in 2008 from $320,836,000 in 2007 as new business premium was not sufficient to offset the premium lost from declining rate levels and business not retained.  New business policy counts were up in 2008, and helped generate a slight increase in total policy count in both the commercial and personal lines of business.  However, while personal lines new business premium increased 9.9 percent, commercial lines new business premium declined 8.9 percent.  The decline in commercial lines new business premium is attributed to a combination of declining rates (rate declines are larger in commercial lines of business) and reduced exposures on new business (with a corresponding reduction in premium).  The growth in personal lines new business premium is occurring in selected territories which management has identified as having greater profit potential.  Retention rates remain above industry standards, with commercial lines declining slightly to 86.2 percent, personal auto remaining steady at 87.5 percent, and personal property increasing slightly to 86.6 percent.

Premiums earned for the reinsurance segment increased 2.1 percent to $73,720,000 in 2008 from $72,223,000 in 2007.  This increase is primarily attributed to the HORAD book of business and reflects an increase in both the estimate of earned but not reported (EBNR) premiums and accrued reinstatement premiums.  Under the terms of the quota share agreement, the reinsurance segment receives reinstatement premium income that is collected by Employers Mutual from the ceding companies when coverage is reinstated after a loss event; however, the cap on losses assumed per event contained in the quota share agreement is automatically reinstated without cost to the reinsurance subsidiary.  The increases in premium income in the HORAD book of business were largely offset by a decline in the amount of business assumed from the MRB pool.  Both the MRB and HORAD books of business have suffered from the loss of a few accounts, increased retentions by some of the ceding companies and lower premium rates driven by increased rate competition.  This was evident during the January and July renewal seasons as the reinsurance segment experienced an overall decline in the average rate on-line for its accounts.  There was some additional minor deterioration in rates during the July renewal period, but increased terms on those accounts with recent loss experience kept overall rate adequacy at a fairly consistent level with that achieved on the January renewals.  The January 2009 renewals saw some modest increases in reinsurance rates, and further increases in reinsurance rates are expected during 2009 due to the decline in industry capital noted above.

Losses and settlement expenses

Losses and settlement expenses increased 18.7 percent to $294,265,000 in 2008 from $247,839,000 in 2007.  The loss and settlement expense ratio increased to 75.6 percent in 2008 from 63.1 percent in 2007.  The large increase in the loss and settlement expense ratio is primarily attributed to a record $50,774,000 of catastrophe and storm losses in 2008, compared to $21,514,000 in 2007.  Catastrophe and storm losses added 13.0 percentage points to the loss and settlement expense ratio in 2008, compared to 5.5 percentage points in 2007.  The moderate, but steady, decline in premium rate levels over the past several years and an expected decline in the amount of favorable development experienced on prior years’ reserves also contributed to the increase in the loss and settlement expense ratio.  Current actuarial analysis indicates that reserve adequacy remained at a high level, and actually improved somewhat during 2008.

The loss and settlement expense ratio for the property and casualty insurance segment increased to 73.7 percent in 2008 from 62.2 percent in 2007.  A record amount of Midwest storm losses, along with losses associated with Hurricanes Gustav and Ike, were the driving force behind this increase.  Catastrophe and storm losses more than doubled to a record $42,729,000 in 2008 from $20,732,000 in 2007.  These storm losses contributed 13.5 percentage points to the loss and settlement expense ratio in 2008, an increase of 7.0 percentage points over the comparable ratio in 2007.  The record level of catastrophe and storm losses was caused by several severe storm systems that produced wind, tornado and hail losses over a wide geographic region of the Midwest, including a devastating EF5 tornado that struck Parkersburg, Iowa.  Losses associated with Hurricanes Gustav and Ike totaled $3,065,000 and $3,185,000, respectively.  Surprisingly, the majority of the property and casualty insurance segment’s losses from Hurricane Ike occurred in the Midwest.  When the massive hurricane advanced away from the coast of Texas, it merged with a cold front traveling across the Midwest and generated a significant amount of wind damage in Ohio and Kentucky.

An expected decline in the amount of favorable development experienced on prior years’ reserves also contributed to the increase in the loss and settlement expense ratio of the property and casualty insurance segment.  Lastly, the moderate, but steady, decline in premium rate levels over the past several years is estimated to have added approximately 3 percentage points to the loss and settlement expense ratio in 2008.

The loss and settlement expense ratio for the reinsurance segment increased to 83.7 percent in 2008 from 66.9 percent in 2007.  This increase reflects an increase in the amount of reported large losses, an increase in catastrophe and storm losses (including $2,000,000 of losses associated with Hurricane Ike), and an increase in reported crop losses.  An increase in the amount of favorable development experienced on prior years’ reserves helped to limit the increase in the loss and settlement expense ratio.

Acquisition and other expenses

Acquisition and other expenses declined 6.1 percent to $127,385,000 in 2008 from $135,693,000 in 2007.  The acquisition expense ratio declined to 32.7 percent in 2008 from 34.5 percent in 2007.  These declines are attributed to the property and casualty insurance segment and reflect reductions in the amount of expense related to policyholder dividends, agents’ profit share, executive bonuses and contingent salaries, and postretirement benefits.

For the property and casualty insurance segment, the acquisition expense ratio declined to 34.8 percent in 2008 from 37.1 percent in 2007.  This decrease is attributed to declines in the amount of expense related to policyholder dividends, contingent commissions (in the form of agents’ profit share), executive bonuses and contingent salaries, and postretirement benefits.  The decline in policyholder dividend expense is largely due to a decrease in the estimated dividend payable on several of the Company’s safety dividend groups.  The declines in executive bonuses and contingent salaries, as well as agents’ profit share expenses, reflect the large decline in underwriting profitability that occurred during 2008.  The decline in postretirement benefits expense reflects a decrease in the service cost component and the amortization of a prior service credit resulting from a plan amendment that became effective in the first quarter.

For the reinsurance segment, the acquisition expense ratio increased to 23.8 percent in 2008 from 22.9 percent in 2007.  This increase is primarily associated with an increase in contingent commission expense in the MRB business, and, to a lesser extent, an increase in estimated commission expense on earned but not reported premiums.

Investment results

Net investment income declined 0.2 percent to $48,403,000 in 2008 from $48,482,000 in 2007.  Investment income was negatively impacted by the elimination of dividends on the perpetual preferred stocks of Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae), as well as  a reduction in yields on cash and short term investments.  There was a significant amount of call activity on the Company’s U.S. government agency securities during 2008 as a result of the declining interest rate environment.  The proceeds from these called securities were invested in short-term securities until attractive long-term opportunities were identified.

The Company reported net realized investment losses of $24,456,000 in 2008 compared to net realized investment gains of $3,724,000 in 2007.  Included in the 2008 loss amount is $16,017,000 of “other-than-temporary” investment impairment losses recognized on 38 equity securities as a result of the severe and prolonged turmoil in the financial markets, and $14,904,000 of losses recognized on the perpetual preferred stocks of Freddie Mac and Fannie Mae when these companies were placed under conservatorship by the U.S. government.  For comparative purposes, “other-than-temporary” investment impairment losses for 2007 totaled $1,277,000 on 14 equity securities.

The total rate of return on the Company’s equity portfolio during 2008 was negative 37.4 percent, compared to negative 37.0 percent for the S&P 500.  The current annualized yield on the bond portfolio and cash is 5.6 percent and the effective duration is 5.57 years, which is up from 3.75 years at December 31, 2007.

Interest and other expense

Interest expense declined 20.1 percent in 2008 due to the redemption of the reinsurance subsidiary’s $11,000,000 of surplus notes on December 31, 2007.  This decline in interest expense was partially offset by an increase in the interest rate on the surplus notes issued by the property and casualty insurance subsidiaries to 3.60 percent from 3.09 percent effective February 1, 2008.  The 26.9 percent decrease in other expense is primarily due to fluctuations from foreign currency exchange rates recognized by the reinsurance subsidiary on its foreign contracts.

Income tax

The Company reported an income tax benefit of $8,585,000 in 2008, compared to income tax expense of $16,441,000 in 2007.  The relatively high ratio of income tax benefit to pretax loss for 2008 reflects the fact that a significant amount of Company’s investment income is received in the form of tax-exempt interest income.

Year ended December 31, 2007 compared to year ended December 31, 2006

Net income was $42,478,000 ($3.09 per share) in 2007, down 20.7 percent from the record net income of $53,547,000 ($3.91 per share) reported in 2006.  This decrease was attributed to a large decline in underwriting profits in the property and casualty insurance segment, and was associated with an increase in both large losses and catastrophe and storm losses, a decrease in the amount of favorable development experienced on prior years’ reserves, and a moderate decline in premium rate levels.  The reinsurance segment also experienced a decline in premium rate levels during 2007; however, the declines were smaller than those experienced in the direct insurance market.  Consequently, underwriting results of the reinsurance segment remained strong during 2007.  An increase in investment income was insufficient to offset the decline in underwriting income.

Premium income

Premiums earned increased 0.4 percent to $393,059,000 in 2007 from $391,615,000 in 2006.  This increase was attributed to the property and casualty insurance segment, as the reinsurance segment’s premium income declined for the year.  Despite a continued decline in premium rate levels, the property and casualty insurance segment was able to achieve a small increase in top line growth by increasing new business premium and maintaining high retention levels.  On an overall basis, rate competition increased moderately in the property and casualty insurance marketplace during 2007.

Premiums earned for the property and casualty insurance segment increased 0.8 percent to $320,836,000 in 2007 from $318,416,000 in 2006.  Underlying this small increase in premium income was a continued decline in overall premium rate levels, which declined approximately 4.5 percent during 2007; however, this decline was more than offset by an increase in new business premium.  Total policy count increased slightly during 2007, with the commercial lines of business, which generally carry a larger premium per policy, experiencing a greater increase than the personal lines.  The increase in commercial lines policy count was attributed to recent initiatives targeted toward small businesses.  Commercial lines new business premium was up 4.4 percent in 2007, while the retention rate increased slightly to 86.7 percent.  In personal lines, management was continuing its efforts to increase premium production in geographic areas with profit potential and was focusing the efforts of the branch personnel in those territories.  Personal lines new business premium was up 4.7 percent in 2007; however, this new business premium was not sufficient to offset the premium lost from declining rate levels and business not retained, resulting in a small decline in personal lines premium income.  Retention rates increased slightly to 85.8 percent in personal property and 87.5 percent in personal auto.

Premiums earned for the reinsurance segment declined 1.3 percent to $72,223,000 in 2007 from $73,199,000 in 2006.  A decline in MRB premiums (which was associated with an account that was not renewed) was primarily responsible for the decline in premium income during 2007.  An increase in brokered reinsurance business partially offset the decline in MRB premiums.  During both the January 2008 and July 2007 renewal periods, premium rates on reinsurance contract renewals decreased slightly, with a portion of the decline attributed to program restructurings with increased retentions.

Premiums written for the reinsurance segment increased $4,735,000, or 7.1 percent, in 2007; however, this increase reflected a negative $3,440,000 portfolio adjustment made in the first quarter of 2006 in connection with Employers Mutual’s reduced participation in the MRB pool.  Excluding this adjustment, written premiums increased $1,295,000, or 1.9 percent, during 2007.

As previously reported, one of the members of the MRB pool ceased participating in the pool effective January 1, 2008.   During the fourth quarter, the MRB board of directors approved Farm Bureau Mutual Insurance Company of Michigan as a new pool member effective January 1, 2008.  As a result, Employers Mutual’s participation in the pool would remain at approximately 20 percent in 2008.

Losses and settlement expenses

Losses and settlement expenses increased 8.5 percent to $247,839,000 in 2007 from $228,453,000 in 2006.  The loss and settlement expense ratio increased to 63.1 percent in 2007 from 58.3 percent in 2006.  Both of these increases were attributed to the property and casualty insurance segment, as the reinsurance segment reported a decline in its loss and settlement expense ratio in 2007.

The loss and settlement expense ratio for the property and casualty insurance segment increased to 62.2 percent in 2007 from 56.0 percent in 2006.  This increase was attributed to an increase in both large losses (greater than $250,000) and catastrophe and storm losses, a decrease in the amount of favorable development experienced on prior years’ reserves, and a moderate decline in premium rate levels.  An increase in claim frequency was offset by a decline in average claim size, the latter based on the individual case loss reserves established by the branch offices.  The increase in catastrophe and storm losses was largely driven by losses associated with the Greensburg, Kansas tornado, which totaled $6,256,000.  The steady decline in premium rate levels over the previous two years resulted in an approximate 2.7 percentage point increase in the loss and settlement expense ratio in 2007.

The loss and settlement expense ratio for the reinsurance segment decreased to 66.9 percent in 2007 from 68.5 percent in 2006.  This decline was primarily attributed to a smaller increase in the bulk IBNR loss reserve for the HORAD book of business.  Favorable reserve development experienced in both 2007 and 2006 was primarily from the HORAD book of business, with the 2007 development largely coming from the 2004-2006 accident years and the 2006 development primarily coming from the 2004 and 2005 accident years.  Catastrophe losses for 2007 include $321,000 assumed from MRB for the Greensburg, Kansas tornado.

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

For the property and casualty insurance segment, the acquisition expense ratio increased slightly to 37.1 percent in 2007 from 37.0 percent in 2006.  This increase was driven primarily by the decline in premium rate levels, but also reflected an increase in commission and contingent commission expense, salary expense, and assessments from state guaranty associations.  However, much of this increase was offset by declines in policyholder dividend expense, pension expense, and hurricane related assessments (Mississippi Windstorm Underwriting Association assessments for Hurricane Katrina in the second quarter of 2006).  Hurricane related assessments are recoverable from reinsurers, with the reinsurance recoveries reflected as a reduction of losses (included in the loss and settlement expense ratio).

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

Income tax

Income tax expense decreased 27.9 percent to $16,441,000 in 2007 from $22,818,000 in 2006.  The effective tax rates were 27.9 percent in 2007 and 29.9 percent in 2006.  The decline in the effective tax rate in 2007 primarily reflected the large decline in pre-tax income earned relative to the amount of tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $30,684,000 in 2008, $37,862,000 in 2007 and $49,014,000 in 2006.  The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity.  When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies.  In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs.  As of December 31, 2008, the Company did not have any significant variations between the maturity dates of its investments and the expected payments of its loss and settlement expense reserves.

The Company is a holding company whose principal asset is its investment in its insurance subsidiaries.  As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet all obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase program.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  See note 6 of Notes to Consolidated Financial Statements for additional information regarding dividend restrictions.  The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2009 without prior regulatory approval is approximately $28,449,000.  The Company received $25,005,000, $4,750,000 and $9,005,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $9,731,000, $9,497,000 and $8,916,000 in 2008, 2007 and 2006, respectively.  The large increase in dividends received from the insurance company subsidiaries during 2008 was used to fund the Company’s $15,000,000 stock repurchase program.  On October 31, 2008, the Company’s Board of Directors announced an extension of the stock repurchase program, authorizing an additional $10,000,000.  This extension will necessitate the dividend of additional funds from the insurance company subsidiaries to the holding company in 2009.

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

The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to pay claims and expenses.  At December 31, 2008, approximately 35 percent of the Company’s fixed maturity securities were in U.S. government or U.S. government-sponsored agency securities.  This is down from approximately 55 percent at December 31, 2007 due to a significant amount of call activity on the Company’s U.S. government agency securities that occurred during 2008 due to the declining interest rate environment.  The proceeds from these called securities were initially invested in short-term securities, until suitable long-term investment opportunities could be identified.  A variety of maturities are maintained in the Company’s portfolio to assure adequate liquidity.  The maturity structure of the fixed maturity securities is also established by the relative attractiveness of yields on short, intermediate and long-term securities.  The Company does not invest in high-yield, non-investment grade debt securities.  Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

The Company considers itself to be a long-term investor and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At December 31, 2008, the Company had a net unrealized holding loss, net of deferred taxes, on its fixed maturity securities available-for-sale of $5,468,000, compared to a net unrealized holding gain, net of deferred taxes, of $12,298,000 at December 31, 2007.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects a widening of risk premium spreads over U.S. Treasuries for corporate and U.S. government-sponsored agency securities.  Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments is not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

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

The Company participates in a securities lending program administered by Mellon Bank, N.A. whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time.  The Company receives a fee for each security loaned out under this program and requires initial collateral equal to 102 percent of the fair value of the loaned securities.  The collateral is primarily cash, but other forms of collateral are occasionally accepted, including letters of credit or U.S. Treasury securities.  The cash collateral is invested in a Delaware business trust that is managed by Mellon Bank.  In this trust, cash collateral funds of the Company are pooled with cash collateral funds of other security lenders administered by Mellon Bank, and these funds are invested in securities with high credit quality standards, maturity restrictions, and liquidity levels consistent with the short-term nature of securities lending transactions.  The acceptable investments include time deposits, commercial paper, floating rate notes, asset-backed floating rate notes, and repurchase agreements.  The earnings from this trust are used, in part, to pay the fee the Company receives for each security loaned under the program.  The Company has a slight risk of a minor loss associated with the collateral pool if the aggregate fair value of the collateral pool were to decline below the aggregate liability represented by the collateral, assuming all securities loaned and backed by the collateral pool were returned.  The Company had securities on loan with a fair value of $8,950,000 and $58,995,000 at December 31, 2008 and 2007, respectively.  Collateral held in connection with these loaned securities totaled $9,323,000 and $60,785,000 at December 31, 2008 and 2007, respectively.  The large decrease in securities on loan at December 31, 2008 was due to a decline in demand for the type of securities the Company makes available to the program (primarily U.S. government agencies, U.S. treasuries and corporate bonds).

The Company held $67,000 and $102,000 in minority ownership interests in limited partnerships and limited liability companies at December 31, 2008 and 2007, respectively.  The Company does not hold any other unregistered securities.

The Company’s cash balance was $183,000 and $263,000 at December 31, 2008 and 2007, respectively.

Employers Mutual contributed $15,000,000, $3,500,000 and $27,596,000 to its pension plan in 2008, 2007 and 2006, respectively, and plans to contribute approximately $25,000,000 to the pension plan in 2009.  The Company reimbursed Employers Mutual $4,555,000, $1,069,000 and $8,410,000 for its share of the pension contributions in 2008, 2007 and 2006, respectively.  Employers Mutual contributed $12,200,000, $3,800,000 and $5,100,000 to its postretirement benefit plans in 2008, 2007 and 2006, respectively, and expects to contribute approximately $2,800,000 to the postretirement benefit plans in 2009.  The Company reimbursed Employers Mutual $3,495,000, $1,083,000 and $1,455,000 for its share of the postretirement benefit plan contributions in 2008, 2007 and 2006, respectively.

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  All of the Company’s property and casualty insurance subsidiaries were well under this guideline at December 31, 2008.

The Company’s insurance subsidiaries are required to maintain a certain minimum level of surplus on a statutory basis, and are subject to regulations under which the payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities.  The Company’s insurance subsidiaries are also subject to Risk Based Capital (RBC) requirements that may further impact their ability to pay dividends.  RBC requirements attempt to measure minimum statutory capital needs based upon the risks in a company’s mix of products and investment portfolio.  At December 31, 2008, the Company’s insurance subsidiaries had total adjusted statutory capital of $284,492,000, which was well in excess of the minimum RBC requirement of $53,674,000.

The Company’s total cash and invested assets at December 31, 2008 and 2007 are summarized as follows:

	December 31, 2008
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities held-to-maturity	$535	$573	0.1%	$535
Fixed maturity securities available-for-sale	830,231	821,819	85.1	821,819
Equity securities available-for-sale	75,026	88,372	9.2	88,372
Cash	182	182	-	182
Short-term investments	54,373	54,373	5.6	54,373
Other long-term investments	67	67	-	67
	$960,414	$965,386	100.0%	$965,348

	December 31, 2007
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities held-to-maturity	$637	$689	0.1%	$637
Fixed maturity securities available-for-sale	825,328	844,248	81.4	844,248
Equity securities available-for-sale	97,847	139,428	13.4	139,428
Cash	263	263	-	263
Short-term investments	53,295	53,295	5.1	53,295
Other long-term investments	102	102	-	102
	$977,472	$1,038,025	100.0%	$1,037,973

The amortized cost and estimated fair value of fixed maturity and equity securities at December 31, 2008 were as follows:

($ in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held-to-maturity:
Fixed maturity securities:
Mortgage-backed securities	$535	$38	$-	$573
Total securities held-to-maturity	$535	$38	$-	$573

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury securities	$4,731	$442	$-	$5,173
US government-sponsored agencies	282,152	3,411	683	284,880
Obligations of states and political subdivisions	301,326	7,291	8,525	300,092
Mortgage-backed securities	72,498	2,940	6,070	69,368
Public utilities	6,002	-	194	5,808
Debt securities issued by foreign governments	6,601	8	57	6,552
Corporate securities	156,921	3,062	10,037	149,946
Total fixed maturity securities	830,231	17,154	25,566	821,819

Equity securities:
Common stocks	65,526	21,564	5,147	81,943
Non-redeemable preferred stocks	9,500	-	3,071	6,429
Total equity securities	75,026	21,564	8,218	88,372
Total securities available-for-sale	$905,257	$38,718	$33,784	$910,191

The Company’s equity portfolio is diversified across a large range of industry sectors and is managed by Harris Bank, N.A. for a fee that is based on total assets under management.  As of December 31, 2008, the equity portfolio was invested in the following industry sectors:

Industry sectors:	Percent of equity portfolio
Financial services	28.6%
Information technology	15.1
Energy	11.7
Healthcare	11.7
Consumer Staples	9.9
Consumer Discretionary	6.7
Industrials	6.2
Other	10.1
100.0%

The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual.  Effective February 1, 2008, the interest rate on these surplus notes was increased from 3.09 percent to 3.60 percent.  Future reviews of the interest rate will be conducted by the Inter-Company Committees of the Boards of Directors of the Company and Employers Mutual every five years.  Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Prior to December 31, 2007, the Company’s reinsurance subsidiary had $11,000,000 of surplus notes issued to Employers Mutual.  These surplus notes were redeemed in the fourth quarter of 2007, along with accrued interest. Total interest expense incurred on these surplus notes was $889,000, $1,111,000 and $1,112,000 in 2008, 2007 and 2006, respectively.  At December 31, 2008, EMCASCO Insurance Company and Illinois EMCASCO Insurance Company had received approval for the payment of interest accrued on the surplus notes during 2008, while Dakota Fire Insurance Company had not received the necessary approval.

As of December 31, 2008, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations

The Company recorded “other-than-temporary” investment impairment losses totaling $30,921,000 on 40 equity securities during 2008, and $1,277,000 on 14 equity securities during 2007.  Included in the 2008 amount is $14,904,000 of impairment losses on the perpetual preferred stocks of Freddie Mac and Fannie Mae resulting from the U.S. government placing these companies under conservatorship.  The Company sold these perpetual preferred stocks during the fourth quarter of 2008 and recognized an additional loss of $141,000.

The Company has no direct exposure to sub-prime residential lending, and holds no sub-prime residential collateralized debt obligations or sub-prime collateralized mortgage obligations.  The Company does have indirect exposure to sub-prime residential lending markets as it has significant holdings of government agency securities, prime and Alt-A collateralized mortgage obligations, as well as fixed maturity and equity securities in both the banking and financial services sectors.  While these holdings do not include companies engaged in originating residential lending as their primary business, they do include companies that may be indirectly engaged in this type of lending.

During the second quarter of 2008, management evaluated and implemented a new investment strategy targeting high-quality residential mortgage-backed securities.  This investment strategy, which is being administered by Harris Investment Management, Inc., was designed to take advantage of the liquidity-induced market dislocation that existed in the securitized residential mortgage marketplace and targeted AAA rated residential mortgage-backed securities (no securities backed by subprime mortgages were purchased).  The investments have been diversified with respect to key risk factors (such as vintage, originator and geography), have a weighted-average life of 4.4 years and have a weighted-average book yield of 7.8 percent.  The Company also holds a small amount of seasoned Government National Mortgage Association securities.  The total carrying value of the residential mortgage-backed securities as of December 31, 2008 was $39,556,000 ($4,053,000 of which is Government National Mortgage Association securities).

At December 31, 2008, the Company had unrealized losses on available-for-sale securities as presented in the table below.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities.  Based on these factors, and the Company’s ability and intent to hold the securities until recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at December 31, 2008.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $21,960,000, net of tax; however, the Company’s financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of December 31, 2008.

December 31, 2008	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	value	losses	value	losses	value	losses
U.S. government-sponsored agencies	$87,087	$683	$-	$-	$87,087	$683
Obligations of states and political subdivisions	158,397	8,405	998	120	159,395	8,525
Mortgage-backed securities	44,564	6,070	-	-	44,564	6,070
Public utilities	5,808	194	-	-	5,808	194
Debt securities issued by foreign governments	5,544	57	-	-	5,544	57
Corporate securities	89,031	10,037	-	-	89,031	10,037
Subtotal, fixed maturity securities	390,431	25,446	998	120	391,429	25,566
Common stocks	27,767	5,147	-	-	27,767	5,147
Non-redeemable preferred stocks	1,215	285	5,214	2,786	6,429	3,071
Subtotal, equity securities	28,982	5,432	5,214	2,786	34,196	8,218
Total temporarily impaired securities	$419,413	$30,878	$6,212	$2,906	$425,625	$33,784

Following is a schedule of the maturity dates of the fixed maturity securities presented in the above table.  Note that this schedule includes only fixed maturity securities available-for-sale, as the Company does not have any fixed maturity securities held-to-maturity with unrealized losses.

($ in thousands)	Book value	Fair value	Gross unrealized loss
Due in one year or less	$11,636	$11,233	$403
Due after one year through five years	38,022	35,144	2,878
Due after five years through ten years	11,571	10,847	724
Due after ten years	305,132	289,641	15,491
Mortgage-backed securities	50,634	44,564	6,070
	$416,995	$391,429	$25,566

All non-investment grade fixed maturity securities held at December 31, 2008 (Great Lakes Chemical Corporation, American Airlines and US Freightways Corporation) had an aggregate unrealized loss of $1,050,000.  The Company does not purchase non-investment grade securities.  Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

Following is a schedule of gross realized losses recognized in 2008 from the sale of securities and from “other-than-temporary” investment impairments.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.  This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc.  Fixed maturity securities were not included in the schedule since no realized losses were recognized on these investments stemming from disposals other than corporate actions.  Fixed maturity securities are generally held until maturity.

	Realized losses from sales			"Other-than-	Total
			Gross	temporary"	gross
	Book	Sales	realized	impairment	realized
($ in thousands)	value	price	losses	losses	losses
Equity securities:
Three months or less	$18,161	$15,387	$2,774	$4,879	$7,653
Over three months to six months	2,357	1,890	467	18,962	19,429
Over six months to nine months	-	-	-	910	910
Over nine months to twelve months	-	-	-	421	421
Over twelve months	-	-	-	5,749	5,749
	$20,518	$17,277	$3,241	$30,921	$34,162

Included in the realized loss amount of $5,749,000 attributed to securities that had been in an unrealized loss position for over twelve months is $5,700,000 associated with the perpetual preferred stock of Freddie Mac. This security experienced a significant decline in value during the third quarter when the U.S. government placed the company under conservatorship.  Prior to the third quarter, the value of this security was only marginally under the Company’s carrying value.

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

The following table reflects the Company’s contractual obligations as of December 31, 2008.  Included in the table are the estimated payments that the Company expects to make in the settlement of its loss reserves and with respect to its long-term debt.  One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All lease costs are included as expenses under the pooling agreement, after allocation of the portion of these expenses to the subsidiaries that do not participate in the pool.  The table reflects the Company’s current 30.0 percent aggregate participation in the pooling agreement.

	Payments due by period
	Total	Less than 1 year	1 – 3 years	4 - 5 years	More than 5 years
Contractual obligations	($ in thousands)
Loss and settlement expense reserves (1)	$573,032	$222,415	$208,213	$80,862	$61,542
Long-term debt (2)	25,000	-	-	-	25,000
Interest expense on long-term debt (3)	8,989	889	1,800	1,800	4,500
Real estate operating leases	7,146	1,184	2,038	1,551	2,373
Total	$614,167	$224,488	$212,051	$84,213	$93,415

(1)
The amounts presented are estimates of the dollar amounts and time period in which the Company expects to pay out its gross loss and settlement expense reserves.  These amounts are based on historical payment patterns and do not represent actual contractual obligations.  The actual payment amounts and the related timing of those payments could differ significantly from these estimates.

(2)
Long-term debt reflects the surplus notes issued by the Company’s property and casualty insurance subsidiaries to Employer Mutual, which have no maturity date.  Excluded from long-term debt are pension and other postretirement benefit obligations.

(3)
Interest expense on long-term debt reflects the interest expense on the surplus notes issued by the Company’s property and casualty insurance subsidiaries to Employers Mutual.  Interest on the surplus notes is subject to approval by the issuing company’s state of domicile.  The balance shown under the heading “More than 5 years” represents interest expense for years six through ten.  Since the surplus notes have no maturity date, total interest expense could be greater than the amount shown.  Dakota Fire was not granted approval to pay its 2008 surplus note interest at the end of 2008.  The table above assumes such approval will be granted in 2009 and annually thereafter.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow these assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $1,506,000 and $1,714,000 and related premium tax offsets of $936,000 and $1,057,000 have been accrued as of December 31, 2008 and 2007, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ a worker with a pre-existing disability.  Estimated second-injury fund assessments of $1,576,000 and $1,656,000 have been accrued as of December 31, 2008 and 2007, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of these annuities was $1,882,000 at December 31, 2008.  The Company’s contingent liability is $1,882,000 at December 31, 2008 should the issuers of the annuities fail to perform under the terms of the annuities.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.  The Company’s share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries’ aggregate policyholders’ surplus.

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

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments, and is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The market risks of the financial instruments of the Company relate to the investment portfolio, which exposes the Company to interest rate (inclusive of credit spreads) and equity price risk and, to a lesser extent, credit quality and prepayment risk.  Monitoring systems and analytical tools are in place to assess each of these elements of market risk; however, there can be no assurance that future changes in interest rates, creditworthiness of issuers, prepayment activity, liquidity available in the market and other general market conditions will not have a material adverse impact on the Company’s results of operations, liquidity or financial position.

Interest rate risk (inclusive of credit spreads) includes the price sensitivity of a fixed maturity security to changes in interest rates, and the affect on future earnings from short-term investments and maturing long-term investments given a change in interest rates.  The following analysis illustrates the sensitivity of the Company’s financial instruments to selected changes in market rates and prices.  A hypothetical one percent increase in interest rates as of December 31, 2008 would result in a corresponding pre-tax decrease in the fair value of the fixed maturity portfolio of approximately $54,775,000, or 6.2 percent.  In addition, a hypothetical one percent decrease in interest rates at December 31, 2008 would result in a corresponding decrease in pre-tax income over the next twelve months of approximately $265,000, assuming the current maturity and prepayment patterns.  The Company monitors interest rate risk through the analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter term instruments given the results of interest rate simulations and judgments of cash flow needs.  The effective duration of the Company’s fixed maturity portfolio at December 31, 2008 was 5.57 years.

The valuation of the Company’s marketable equity portfolio is subject to equity price risk.  In general, equities have more year-to-year price variability than bonds.  However, returns from equity securities have been consistently higher over longer time frames.  The Company invests in a diversified portfolio of readily marketable equity securities.  A hypothetical 10 percent decrease in the S&P 500 index as of December 31, 2008 would result in a corresponding pre-tax decrease in the fair value of the Company’s equity portfolio of approximately $7,119,000.

The Company invests in high quality fixed maturity securities, thus minimizing credit quality risk.  At December 31, 2008, the portfolio of long-term fixed maturity securities consisted of 0.6 percent U.S. Treasury, 33.9 percent government agency, 8.8 percent mortgage-backed, 36.3 percent municipal, and 20.4 percent corporate securities.  At December 31, 2007, the portfolio of long-term fixed maturity securities consisted of 0.6 percent U.S. Treasury, 54.3 percent government agency, 1.3 percent mortgage-backed, 30.3 percent municipal, and 13.5 percent corporate securities.

Fixed maturity securities held by the Company generally have an investment quality rating of “A” or better by independent rating agencies.  The following table shows the composition of the Company’s fixed maturity securities, by rating, as of December 31, 2008.

	Securities held-to-maturity (at amortized cost)		Securities available-for-sale (at fair value)
($ in thousands)	Amount	Percent	Amount	Percent
Rating:
AAA	$535	100.0%	$408,207	49.7%
AA	-	-	237,405	28.9
A	-	-	141,345	17.2
BAA	-	-	30,912	3.7
BA	-	-	760	0.1
B	-	-	2,670	0.3
CA	-	-	520	0.1
Total fixed maturities	$535	100.0%	$821,819	100.0%

Ratings for preferred stocks and fixed maturity securities with initial maturities greater than one year are assigned by nationally recognized statistical rating organizations (referred to generically as NRSROs, which includes such organizations as Moody’s Investor’s Services, Inc., Standard and Poor, etc.).  NRSROs’ rating processes seek to evaluate the quality of a security by examining the factors that affect returns to investors.  NRSROs’ ratings are based on quantitative and qualitative factors, as well as the economic, social and political environment in which the issuing entity exists.  The quantitative factors include debt coverage, sales and income growth, cash flows and liquidity ratios.  Qualitative factors include management quality, access to capital markets and the quality of earnings and balance sheet items.  Ratings for securities with initial maturities less than one year are based on ratings of NRSROs, or the credit rating of the issuer’s parent company.  For further discussion of credit risk and related topics (impairment losses on equity securities, residential mortgage-backed securities, unrealized losses in the investment portfolios, and non-investment grade securities held by the Company) see the section entitled "Investment Impairments and Considerations” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Prepayment risk refers to changes in prepayment patterns that can shorten or lengthen the expected timing of principal repayments and thus the average life and the effective yield of a security.  Such risk exists primarily within the portfolio of mortgage-backed securities.  Prepayment risk is monitored regularly through the analysis of interest rate simulations.  At December 31, 2008, the effective duration of the mortgage-backed securities is 6.7 years with an average life of 5.3 years and a current yield of 5.7 percent.  At December 31, 2007, the effective duration of the mortgage-backed securities was 2.3 years, with an average life of 2.9 years and a current yield of 6.9 percent.

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

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted the requirements of SFAS 157 effective January 1, 2008, which resulted in additional disclosures, but no impact on operating results.  In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active.  FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  Adoption of FAS 157-3 did not have any effect on the consolidated financial position or operating results of the Company.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations”.  This statement replaces SFAS No. 141 “Business Combinations,” however it retains the fundamental requirements of SFAS No. 141 in that the acquisition method of accounting (referred to as “purchase method” in SFAS 141) be used for all business combinations.  SFAS 141 (revised) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Adoption of this statement is not expected to have any effect on the consolidated financial position or operating results of the Company.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management believes that, as of December 31, 2008, the Company maintained effective internal control over financial reporting.

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

The Board of Directors and Stockholders
EMC Insurance Group Inc.

We have audited EMC Insurance Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EMC Insurance Group Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, EMC Insurance Group Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of EMC Insurance Group Inc. and Subsidiaries and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
EMC Insurance Group Inc.

We have audited the accompanying consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMC Insurance Group Inc. and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for its pension and other post-retirement benefits effective December 31, 2006 and January 1, 2008, and for the treatment of income tax contingencies effective January 1, 2007.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), EMC Insurance Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 13, 2009

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost (fair value $572,852 and $688,728)	$534,759	$636,969
Securities available-for-sale, at fair value (amortized cost $821,306,951 and $766,462,351)	812,868,835	785,253,286
Fixed maturity securities on loan:
Securities available-for-sale, at fair value (amortized cost $8,923,745 and $58,865,232)	8,950,052	58,994,666
Equity securities available-for-sale, at fair value (cost $75,025,666 and $97,847,545)	88,372,207	139,427,726
Other long-term investments, at cost	66,974	101,988
Short-term investments, at cost	54,373,082	53,295,310
Total investments	965,165,909	1,037,709,945

Balances resulting from related party transactions with
Employers Mutual:
Reinsurance receivables	36,355,047	33,272,405
Prepaid reinsurance premiums	4,157,055	4,465,836
Deferred policy acquisition costs	34,629,429	34,687,804
Defined benefit retirement plan, prepaid asset	-	11,451,758
Other assets	2,534,076	2,488,309

Cash	182,538	262,963
Accrued investment income	12,108,129	11,288,005
Accounts receivable	23,041	81,141
Income taxes recoverable	11,859,539	3,595,645
Deferred income taxes	30,819,592	1,682,597
Goodwill	941,586	941,586
Securities lending collateral	9,322,863	60,785,148
Total assets	$1,108,098,804	$1,202,713,142

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
LIABILITIES
Balances resulting from related party transactions with
Employers Mutual:
Losses and settlement expenses	$573,031,853	$551,602,006
Unearned premiums	154,446,205	158,156,683
Other policyholders' funds	6,418,870	8,273,187
Surplus notes payable	25,000,000	25,000,000
Indebtedness to related party	20,667,196	5,918,396
Employee retirement plans	19,331,007	10,518,351
Other liabilities	16,964,452	22,107,379

Securities lending obligation	9,322,863	60,785,148
Total liabilities	825,182,446	842,361,150

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 13,267,668 shares in 2008 and 13,777,880 shares in 2007	13,267,668	13,777,880
Additional paid-in capital	95,639,349	108,030,228
Accumulated other comprehensive income (loss)	(9,930,112)	42,961,904
Retained earnings	183,939,453	195,581,980
Total stockholders' equity	282,916,358	360,351,992
Total liabilities and stockholders' equity	$1,108,098,804	$1,202,713,142

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

All balances presented below, with the exception of investment income, realized investment gains (losses) and income tax expense (benefit), are the result of related party transactions with Employers Mutual.

	Year ended December 31,
	2008	2007	2006
REVENUES
Premiums earned	$389,317,798	$393,059,397	$391,615,441
Investment income, net	48,403,373	48,481,987	46,691,929
Realized investment gains (losses)	(24,455,539)	3,723,789	4,252,289
Other income	626,499	544,422	526,617
	413,892,131	445,809,595	443,086,276
LOSSES AND EXPENSES
Losses and settlement expenses	294,265,293	247,839,181	228,452,492
Dividends to policyholders	5,822,521	7,632,714	8,663,715
Amortization of deferred policy acquisition costs	87,863,949	88,730,235	86,565,031
Other underwriting expenses	33,698,721	39,330,006	40,019,494
Interest expense	889,375	1,111,469	1,112,400
Other expenses	1,642,326	2,247,301	1,907,762
	424,182,185	386,890,906	366,720,894

Income (loss) before income tax expense (benefit)	(10,290,054)	58,918,689	76,365,382

INCOME TAX EXPENSE (BENEFIT)
Current	(8,048,404)	15,426,959	21,423,901
Deferred	(536,277)	1,013,695	1,394,377
	(8,584,681)	16,440,654	22,818,278
Net income (loss)	$(1,705,373)	$42,478,035	$53,547,104

Net income (loss) per common share -basic and diluted	$(0.13)	$3.09	$3.91

Average number of common shares outstanding -basic and diluted	13,534,147	13,762,663	13,710,953

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2008	2007	2006

Net income (loss)	$(1,705,373)	$42,478,035	$53,547,104

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on investment securities, before deferred income tax expense (benefit)	(80,021,357)	19,061,343	9,896,320
Deferred income tax expense (benefit)	(28,007,475)	6,671,470	3,463,712
	(52,013,882)	12,389,873	6,432,608

Reclassification adjustment for realized investment (gains) losses included in net income (loss), before income tax (expense) benefit	24,455,539	(3,720,964)	(4,252,289)
Income tax (expense) benefit	8,559,439	(1,302,337)	(1,488,301)
	15,896,100	(2,418,627)	(2,763,988)

Adjustment associated with Employers Mutual's retirement benefit plans, before deferred income tax expense (benefit):
Net actuarial gain (loss)	(25,231,745)	5,865,615	-
Prior service (cost) credit	(503,910)	6,527,855	-
Minimum liability	-	-	264,823
	(25,735,655)	12,393,470	264,823
Deferred income tax expense (benefit)	(9,007,478)	4,337,715	92,688
	(16,728,177)	8,055,755	172,135

Other comprehensive income (loss)	(52,845,959)	18,027,001	3,840,755

Total comprehensive income (loss)	$(54,551,332)	$60,505,036	$57,387,859

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year ended December 31,
	2008	2007	2006
COMMON STOCK
Beginning of year	$13,777,880	$13,741,663	$13,642,705
Issuance of common stock through Employers Mutual's stock option plans	55,351	36,217	109,511
Repurchase of common stock	(565,563)	-	-
Redemption of common stock that was invalidly issued through Employers Mutual's incentive stock option plans	-	-	(10,553)
End of year	13,267,668	13,777,880	13,741,663

ADDITIONAL PAID-IN CAPITAL
Beginning of year	108,030,228	107,016,563	104,800,407
Issuance of common stock through Employers Mutual's stock option plans	1,073,485	812,724	2,243,776
Stock-based compensation expense associated with Employers Mutual's stock option plans	232,318	200,941	178,439
Repurchase of common stock	(13,696,682)	-	-
Redemption of common stock that was invalidly issued through Employers Mutual's incentive stock option plans	-	-	(206,059)
End of year	95,639,349	108,030,228	107,016,563

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of year	42,961,904	24,934,903	25,470,039
Change in unrealized gains (losses) on investment securities, net of deferred income taxes	(36,117,782)	9,971,246	3,668,620
Adjustments associated with Employers Mutual's retirement benefit plans, net of deferred income taxes:
Change in funded status	(16,728,177)	8,055,755	-
Change in minimum liability	-	-	172,135
Adoption of SFAS 158 funded status provision	-	-	(4,375,891)
Adoption of SFAS 158 measurement date provision	(46,057)	-	-
End of year	(9,930,112)	42,961,904	24,934,903

RETAINED EARNINGS
Beginning of year	195,581,980	162,601,193	117,970,012
Adoption of SFAS 158 measurment date provision	(205,751)	-	-
Net income (loss)	(1,705,373)	42,478,035	53,547,104
Dividends paid to public stockholders ($.72, $.69, $.65 per share in 2008, 2007 and 2006)	(4,080,949)	(4,127,246)	(3,857,395)
Dividends paid to Employers Mutual ($.72, $.69, $.65 per share in 2008, 2007 and 2006)	(5,650,454)	(5,370,002)	(5,058,528)
End of year	183,939,453	195,581,980	162,601,193

Total stockholders' equity	$282,916,358	$360,351,992	$308,294,322

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,705,373)	$42,478,035	$53,547,104

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Balances resulting from related party transactions with Employers Mutual:
Losses and settlement expenses	21,429,847	3,054,024	4,496,921
Unearned premiums	(3,710,478)	2,502,884	(5,039,489)
Other policyholders' funds	(1,854,317)	952,651	1,961,420
Indebtedness to related party	14,748,800	(12,702,955)	(1,277,978)
Employee retirement plans	(5,899,941)	1,596,649	(4,651,920)
Reinsurance receivables	(3,082,642)	4,533,164	8,566,518
Prepaid reinsurance premiums	308,781	341,986	38,262
Commission payable	(2,391,417)	(1,936,492)	357,467
Interest payable	116,875	(339,900)	-
Deferred policy acquisition costs	58,375	(1,025,396)	443,809
Stock-based compensation plans	232,318	97,734	377,294
Other, net	(2,914,152)	1,706,128	252,985

Accrued investment income	(820,124)	75,809	(430,768)
Accrued income tax:
Current	(8,232,206)	(1,706,709)	(7,533,451)
Deferred	(536,277)	1,013,695	1,394,377
Realized investments (gains) losses	24,455,539	(3,723,789)	(4,252,289)
Accounts receivable	58,100	123,905	6,549
Amortization of premium/discount on fixed maturity securities	422,783	820,215	757,287
	32,389,864	(4,616,397)	(4,533,006)
Net cash provided by operating activities	$30,684,491	$37,861,638	$49,014,098

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year ended December 31,
	2008	2007	2006
CASH FLOWS FROM INVESTING ACTIVITIES

Maturities of fixed maturity securities held-to-maturity	$102,708	$5,046,674	$14,100,900
Purchases of fixed maturity securities available-for-sale	(334,445,914)	(176,793,575)	(84,283,253)
Disposals of fixed maturity securities available-for-sale	329,392,042	146,978,045	39,838,361
Purchases of equity securities available-for-sale	(49,809,546)	(70,986,257)	(58,996,632)
Disposals of equity securities available-for-sale	47,903,365	53,730,914	51,785,819
Purchases of other long-term investments	-	-	(300,000)
Disposals of other long-term investments	35,014	450,215	4,017,364
Net (purchases) sales of short-term investments	(1,077,773)	23,427,342	(8,534,183)
Net cash used in investing activities	(7,900,104)	(18,146,642)	(42,371,624)

CASH FLOWS FROM FINANCING ACTIVITIES
Balances resulting from related party transactions with Employers Mutual:
Issuance of common stock through Employers Mutual's stock option plans	1,128,836	848,941	2,353,287
Redemption of common stock that was invalidly issued through Employers Mutual's incentive stock option plans	-	-	(216,612)
Dividends paid to Employers Mutual	(5,650,454)	(5,370,002)	(5,058,528)
Redemption of surplus note	-	(11,000,000)	-

Repurchase of common stock	(14,262,245)	-	-
Dividends paid to public stockholders	(4,080,949)	(4,127,246)	(3,857,395)
Net cash used in financing activities	(22,864,812)	(19,648,307)	(6,779,248)

NET INCREASE (DECREASE) IN CASH	(80,425)	66,689	(136,774)
Cash at the beginning of the year	262,963	196,274	333,048

Cash at the end of the year	$182,538	$262,963	$196,274

Income taxes paid	$172,823	$17,125,274	$28,957,352
Interest paid	$782,402	$1,459,964	$1,119,663

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

EMC Insurance Group Inc., a 59 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance.  Both commercial and personal lines of insurance are written, with a focus on medium-sized commercial accounts.  Approximately 36 percent of the premiums written are in Iowa and contiguous states.  The term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.

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

Certain commercial lines of business, primarily workers’ compensation, are eligible for policyholder dividends in accordance with provisions of the underlying insurance policies.  Net premiums written subject to policyholder dividends represented approximately 63 percent of the Company’s total net premiums written in 2008.  Policyholder dividends are accrued over the terms of the underlying policies.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted the requirements of SFAS 157 effective January 1, 2008, which resulted in additional disclosures, but no impact on operating results.  In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active.  FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  Adoption of FAS 157-3 did not have any effect on the consolidated financial position or operating results of the Company.

The Company uses independent pricing sources to obtain the estimated fair value of securities.  The fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, the fair value is based on a variety of valuation techniques depending on the type of investment.  The fair values obtained from independent pricing sources are reviewed for reasonableness and any discrepancies are investigated for final valuation (see note 8).

Premiums and discounts on fixed maturity securities are amortized over the life of the security as an adjustment to yield using the effective interest method.  Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  Included in investments at December 31, 2008 and 2007 are securities on deposit with various regulatory authorities as required by law amounting to $11,692,234 and $12,984,532, respectively.

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

The Company participates in a securities lending program administered by Mellon Bank, N.A. whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time.  The Company receives a fee for each security loaned out under this program and requires initial collateral equal to 102 percent of the fair value of the loaned securities.  The collateral is primarily cash, but other forms of collateral are occasionally accepted, including letters of credit or U.S. Treasury securities.  The cash collateral is invested in a Delaware business trust that is managed by Mellon Bank.  In this trust, cash collateral funds of the Company are pooled with cash collateral funds of other security lenders administered by Mellon Bank, and these funds are invested in securities with high credit quality standards, maturity restrictions, and liquidity levels consistent with the short-term nature of securities lending transactions.  The acceptable investments include time deposits, commercial paper, floating rate notes, asset-backed floating rate notes, and repurchase agreements.  The earnings from this trust are used, in part, to pay the fee the Company receives for each security loaned under the program.  The Company has a slight risk of a minor loss associated with the collateral pool if the aggregate fair value of the collateral pool were to decline below the aggregate liability represented by the collateral, assuming all securities loaned and backed by the collateral pool were returned.

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

On January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109 “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance for de-recognition of tax positions, financial statement classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Adoption of FIN 48 had no effect on the operating results of the Company during 2008 or 2007, as an assessment of the Company’s current tax positions indicated no uncertainties that would warrant different recognition and valuation from that applied in the Company’s tax returns.

Stock-Based Compensation

The Company has no stock-based compensation plans of its own; however, Employers Mutual has several stock plans that utilize the common stock of the Company.  The Company receives the current fair value for all shares issued under these plans.  The Company recognizes compensation expense for options granted as the requisite service period is rendered, with the compensation expense based on the fair value of the stock options.  Employers Mutual also has a stock appreciation rights (SAR) agreement in effect with an executive officer of the Company.  The SAR agreement is based upon the market price of the Company’s common stock, and because it will be settled in cash, it is considered to be a liability-classified award.

Employee Retirement Plans

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  SFAS 158 required recognition of the funded status of defined benefit retirement and other postretirement plans as a net asset or liability on the balance sheet, the recognition of future changes in the funded status of the plans to be recognized through “other comprehensive income,” and enhanced disclosure.  The initial recognition of the funded status was reflected as an adjustment to the ending balance of “accumulated other comprehensive income” at December 31, 2006.  In addition, SFAS 158 included a requirement, which is effective for fiscal years ending after December 15, 2008, to measure the plans’ assets and obligations as of the end of the employer’s fiscal year.   SFAS 158 provides two approaches to measure the adjustment from a previously reported non-fiscal year-end measurement date to a fiscal year-end measurement date, both of which require the adjustment be recorded to beginning retained earnings and “accumulated other comprehensive income”, as applicable.  SFAS 158 does not change the method of calculating the net periodic cost that existed under previous guidance.   Effective January 1, 2008, the Company elected to apply the approach under which the Company’s previous November 1, 2007 measurement date was used to obtain the adjustment for the two month transition period.  As a result, on January 1, 2008, the Company recorded a $205,751 decrease to retained earnings and a $46,057 decrease to “accumulated other comprehensive income” to record the net periodic cost associated with the two month transition period.

Foreign Currency Transactions

Included in the underlying reinsurance business assumed by Employers Mutual are reinsurance transactions conducted with foreign cedants denominated in their local functional currencies.  In accordance with the terms of the quota share agreement (see note 2), the reinsurance subsidiary assumes all foreign currency exchange gains/losses associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement.  The assets and liabilities resulting from these foreign reinsurance transactions are reported in U.S. dollars based on the foreign currency exchange rates that existed at the balance sheet dates.  The gains/losses reported in the consolidated statements of income that resulted from these foreign reinsurance transactions are reported in U.S. dollars measured at the foreign currency exchange rates that existed at the inception of each reinsurance contract.  The foreign currency exchange rate gains/losses resulting from these re-measurements to U.S. dollars are reported as other income/expense in the consolidated statements of income.

Net Income Per Share - Basic and Diluted

The Company’s basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period.  As previously noted, the Company receives the current fair value for all shares issued under Employers Mutual’s stock plans.  As a result, the Company had no potential common shares outstanding during 2008, 2007 and 2006 that would have been dilutive to the calculation of net income per share.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries.  Goodwill is not amortized, but is subject to annual impairment testing to determine if the carrying value of the goodwill exceeds the estimated fair value of net assets.  If the carrying amount of the subsidiary (including goodwill) exceeds the computed fair value, an impairment loss is recognized through earnings equal to the excess amount, but not greater than the balance of the goodwill.  An annual impairment test is completed in the fourth quarter of each year and goodwill was not deemed to be impaired in 2008, 2007 or 2006.

New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations”.  This statement replaces SFAS No. 141 “Business Combinations,” however it retains the fundamental requirements of SFAS No. 141 in that the acquisition method of accounting (referred to as “purchase method” in SFAS 141) be used for all business combinations.  SFAS 141 (revised) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Adoption of this statement is not expected to have any effect on the consolidated financial position or operating results of the Company.

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

Reinsurance Subsidiary

The Company’s reinsurance subsidiary assumes a 100 percent quota share portion of Employers Mutual’s assumed reinsurance business, exclusive of certain reinsurance contracts.  This includes all premiums and related losses, settlement expenses, and other underwriting and administrative expense of this business, subject to a maximum loss of $2,000,000 per event, with the cost of this protection treated as a reduction to the assumed premiums written.  The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, the reinsurance subsidiary assumes reinsurance business from the Mutual Reinsurance Bureau (MRB) pool and this pool provides a small amount of reinsurance protection to the EMC Insurance Companies.  As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the EMC Insurance Companies’ direct business, after ceded reinsurance protections purchased by the MRB pool are applied.  In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law.  Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis.  The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

Under the terms of the quota share agreement, the reinsurance subsidiary receives reinstatement premium income that is collected by Employers Mutual from the ceding companies when reinsurance coverage is reinstated after a loss event; however, the cap on losses assumed per event contained in the quota share agreement is automatically reinstated without cost.  This arrangement can produce unusual underwriting results for the reinsurance subsidiary when a large event occurs because the reinstatement premium income received by the reinsurance subsidiary may approximate, or even exceed, the amount of losses retained.

Premiums assumed by the reinsurance subsidiary from Employers Mutual amounted to $73,617,740, $71,002,733 and $66,268,178 in 2008, 2007 and 2006, respectively.  It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business.  Commissions paid by the reinsurance subsidiary to Employers Mutual amounted to $15,766,979, $17,386,129 and $15,650,305 in 2008, 2007 and 2006, respectively.

Employers Mutual retains 10.5 percent of the gross assumed premiums written subject to cession to the reinsurance subsidiary as compensation for the $2,000,000 cap on losses assumed per event, which totaled $8,636,718, $8,329,929 and $7,774,480 in 2008, 2007 and 2006, respectively.  In 2005, the reinsurance subsidiary paid for the outside reinsurance protection Employers Mutual purchased to protect itself from catastrophic losses on the assumed reinsurance business it retained in excess of the cap, excluding reinstatement premiums.  The reinsurance subsidiary’s premiums earned for 2006 reflect a reduction of $508,333 associated with the runoff of the unearned premium on the outside reinsurance protection purchased in 2005, which expired on April 30, 2006.  Employers Mutual retained losses and settlement expenses in excess of the $2,000,000 cap totaling $11,195,887 in 2008, ($52,664) in 2007 and $1,029,236 in 2006.  The reinsurance subsidiary assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement.  The net foreign currency exchange gain (loss) assumed by the reinsurance subsidiary was $256,606 in 2008, ($512,281) in 2007 and ($61,055) in 2006.

As a result of regulatory changes in Germany, Employers Mutual ceased being an approved reinsurer in Germany beginning January 1, 2009.  To avoid the loss of approximately $5,000,000 of assumed reinsurance business because of this regulatory change, management determined that the Company’s reinsurance subsidiary will begin writing this business on a direct basis (outside the quota share agreement) effective January 1, 2009.  Since this business will be written outside the quota share agreement, it will not be subject to the $2,000,000 cap on losses per event.  Management has determined that this business has a low risk of generating losses above $2,000,000 per event and has therefore elected to not purchase stand-alone reinsurance coverage for these risks.

Services Provided by Employers Mutual

Employers Mutual provides various services to all of its subsidiaries and affiliates.  Such services include data processing, claims, financial, actuarial, legal, auditing, marketing and underwriting.  Employers Mutual allocates a portion of the cost of these services to its subsidiaries that do not participate in the pooling agreement based upon a number of criteria, including usage of the services and the number of transactions.  The remaining costs are charged to the pooling agreement and each pool participant shares in the total cost in accordance with its pool participation percentage.  Costs allocated to the Company by Employers Mutual for services provided to the holding company and its subsidiaries that do not participate in the pooling agreement amounted to $2,643,930, $2,314,211 and $2,081,688 in 2008, 2007 and 2006, respectively.  Costs allocated to the Company through the operation of the pooling agreement amounted to $63,887,041, $66,646,772 and $68,369,409 in 2008, 2007 and 2006, respectively.

Investment expenses are based on actual expenses incurred by the Company plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted average of total invested assets and number of investment transactions.  Investment expenses allocated to the Company by Employers Mutual amounted to $1,464,337, $1,455,808 and $1,310,193 in 2008, 2007 and 2006, respectively.

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

As of December 31, 2008, reinsurance ceded to two nonaffiliated reinsurers aggregated $18,464,015, which represents a significant portion of the total prepaid reinsurance premiums and reinsurance receivables for losses and settlement expenses.  These amounts reflect the property and casualty insurance subsidiaries’ aggregate pool participation percentage of amounts ceded by Employers Mutual to these organizations on a mandatory basis.  Credit risk associated with these amounts is minimal, as all companies participating in these organizations are responsible for the liabilities of such organizations on a pro rata basis.

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three years ended December 31, 2008 is presented below.

	Year ended December 31,
	2008	2007	2006
Premiums written
Direct	$225,800,262	$209,843,738	$191,515,607
Assumed from nonaffiliates	2,363,372	3,140,966	3,414,423
Assumed from affiliates	407,621,565	417,765,859	408,950,067
Ceded to nonaffiliates	(23,379,828)	(25,651,328)	(26,112,282)
Ceded to affiliates	(225,800,262)	(209,843,738)	(191,515,607)
Net premiums written	$386,605,109	$395,255,497	$386,252,208

Premiums earned
Direct	$216,190,918	$203,150,361	$188,426,941
Assumed from nonaffiliates	2,518,711	3,343,646	3,697,564
Assumed from affiliates	410,487,696	415,709,061	414,068,427
Ceded to nonaffiliates	(23,688,609)	(25,993,310)	(26,150,550)
Ceded to affiliates	(216,190,918)	(203,150,361)	(188,426,941)
Net premiums earned	$389,317,798	$393,059,397	$391,615,441

Losses and settlement expenses incurred
Direct	$167,303,334	$107,713,031	$95,639,897
Assumed from nonaffiliates	2,119,545	2,332,368	2,545,606
Assumed from affiliates	301,850,234	251,873,620	233,284,454
Ceded to nonaffiliates	(9,704,486)	(6,366,807)	(7,377,568)
Ceded to affiliates	(167,303,334)	(107,713,031)	(95,639,897)
Net losses and settlement expenses incurred	$294,265,293	$247,839,181	$228,452,492

Effective January 1, 2006 the board of directors of the MRB pool approved the admission of two new assuming companies to the pool.  This reduced Employers Mutual’s participation in the pool from a one-third share to an approximate one-fifth share (one company is only assuming property exposures).  The premiums written assumed from affiliates and net premiums written amounts for 2006 include a negative $3,440,024 portfolio adjustment which serves as an offset to the decrease in unearned premiums recognized in connection with this change in pool participation.

4.	LIABILITY FOR LOSSES AND SETTLEMENT EXPENSES

The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the Company.  Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements.

	Year ended December 31,
	2008	2007	2006
Gross reserves at beginning of year	$551,602,006	$548,547,982	$544,051,061
Re-valuation due to foreign currency exchange rates	(597,023)	(190,027)	-
Ceded reserves at beginning of year	(31,878,286)	(35,608,811)	(42,650,556)

Net reserves at beginning of year	519,126,697	512,749,144	501,400,505

Incurred losses and settlement expenses
Provision for insured events of the current year	329,573,313	286,577,209	270,368,747
Decrease in provision for insured events of prior years	(35,308,020)	(38,738,028)	(41,916,255)
Total incurred losses and settlement expenses	294,265,293	247,839,181	228,452,492

Payments
Losses and settlement expenses attributable to insured events of the current year	133,469,612	104,196,419	92,061,399
Losses and settlement expenses attributable to insured evento of prior years	140,127,250	137,265,209	125,042,454
Total payments	273,596,862	241,461,628	217,103,853

Net reserves at end of year	539,795,128	519,126,697	512,749,144
Ceded reserves at end of year	33,009,340	31,878,286	35,608,811
Gross reserves at end of year, before foreign currency re-valuation	572,804,468	551,004,983	548,357,955
Re-valuation due to foreign currency exchange rates	227,385	597,023	190,027
Gross reserves at end of year	$573,031,853	$551,602,006	$548,547,982

Underwriting results of the Company are significantly influenced by the estimates of loss and settlement expense reserves.  Changes in reserve estimates are reflected in operating results in the year such changes are recorded.  Both the property and casualty insurance and reinsurance segments experienced favorable development on prior years’ reserves in all three years presented.

2008 Development

For the property and casualty insurance segment, the December 31, 2008 estimate of loss and settlement expense reserves for accident years 2007 and prior decreased $21,564,256 from the estimate at December 31, 2007.  This decrease represents 5.3 percent of the December 31, 2007 gross carried reserves and is primarily attributed to lower than expected emergence during 2008 of losses estimated to have been incurred but not reported (IBNR) at December 31, 2007, as well as favorable development in settlement costs and continued favorable development from the final settlement of closed claims.

For the reinsurance segment, the December 31, 2008 estimate of loss and settlement expense reserves for accident years 2007 and prior decreased $13,743,764 from the estimate at December 31, 2007.  This decrease represents 9.7 percent of the December 31, 2007 gross carried reserves and is largely attributed to the 2005, 2006 and 2007 accident years in the HORAD book of business.

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

The Company has exposure to asbestos and environmental related claims associated with the insurance business written by the parties to the pooling agreement and the reinsurance business assumed from Employers Mutual by the reinsurance subsidiary.  These exposures are not considered to be significant.  Asbestos and environmental losses paid by the Company have averaged only $713,103 per year over the past five years.  Reserves for asbestos and environmental related claims for direct insurance and assumed reinsurance business totaled $6,853,100 and $7,433,535 ($6,788,975 and $7,400,162 net of reinsurance) at December 31, 2008 and 2007, respectively.

At present, the pool participants are defending approximately 800 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs.  Three former policyholders and one current policyholder dominate the pool participants’ asbestos claims.  Most of the defenses are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury.  During 2003, the pool participants were presented with several hundred plaintiff lawsuits (primarily multi-plaintiff lawsuits) filed against three former policyholders representing approximately 66,500 claimants related to exposure to asbestos or products containing asbestos.  These claims are based upon nonspecific asbestos exposure and nonspecific injuries.  As a result, management did not establish a significant amount of case loss reserves associated with these claims.  During 2006, 2007 and 2008, several of the multi-plaintiff lawsuits (including the vast majority of those associated with one former policyholder) were dismissed.  As of December 31, 2008, approximately 2,500 of the claims remain open.  During 2006, the pool participants received notice that another former policyholder was a named defendant in approximately 33,000 claims nationwide.  As of December 31, 2008, approximately 27,000 of these claims remain open.

Prior to 2008, actual losses paid for asbestos-related claims had been minimal due to the plaintiffs’ failure to identify an exposure to any asbestos-containing product associated with the pool participants’ current and former policyholders.  However, paid losses increased significantly during 2008 as a result of claims attributed to two former policyholders.  One of these former policyholders, a broker of various products, including asbestos, had a claim settle for approximately $450,000 (the Company’s share).  Prior to 2008, the asbestos exposure associated with this former policyholder had been thought to be relatively small.  At December 31, 2008, one additional claim associated with this former policyholder remains pending, though similar exposure on that claim is not anticipated.  The other former policyholder, a furnace manufacturer, had multiple claims settle for a total of approximately $354,000 (the Company’s share).  The asbestos exposure associated with this former policyholder increased during 2008, and this trend may possibly continue into the future with higher per plaintiff settlements.  Approximately 125 asbestos exposure claims associated with this former policyholder remain open.  Defense costs for asbestos-related claims continue to be rather significant due to the large number of parties involved in the litigation proceedings and the length of time required to obtain judgments.  Whenever possible, the pool participants have participated in cost sharing agreements with other insurance companies to reduce overall asbestos claim expenses.  The Company believes its settlement expense reserve adequately provides for these projected expenses.

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

The Company’s insurance subsidiaries are required to file financial statements with state regulatory authorities.  The accounting principles used to prepare these statutory financial statements follow prescribed or permitted accounting practices that differ from GAAP.  Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the National Association of Insurance Commissioners (NAIC).  Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile.  The Company’s insurance subsidiaries had no permitted accounting practices during 2008, 2007 and 2006.

Statutory surplus of the Company’s insurance subsidiaries was $284,492,170 and $344,259,890 at December 31, 2008 and 2007, respectively.  Statutory net income (loss) of the Company’s insurance subsidiaries was ($3,961,799), $47,304,097 and $57,701,796 for 2008, 2007 and 2006, respectively.

The NAIC utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty.  This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer.  The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk:  asset risk, credit risk and underwriting risk.  Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy.  At December 31, 2008, the Company’s insurance subsidiaries had total adjusted statutory capital of $284,492,170, which is well in excess of the minimum risk-based capital requirement of $53,674,121.

The amount of retained earnings of the Company’s insurance subsidiaries available for distribution as dividends are limited by law to a percentage of the statutory unassigned surplus of each of the subsidiaries as of the previous December 31, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the state of domicile of each subsidiary.  Subject to this limitation, the maximum dividend that may be paid within a 12 month period without prior approval of the insurance regulatory authorities is generally restricted to the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus.  At December 31, 2008, $28,449,217 was available for distribution to the Company in 2009 without prior approval.

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

Summarized financial information for the Company’s segments is as follows:

Year ended December 31, 2008	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$315,598,049	$73,719,749	$-	$389,317,798

Underwriting loss	(26,817,043)	(5,515,643)	-	(32,332,686)
Net investment income	36,329,609	11,912,452	161,312	48,403,373
Realized investment losses	(16,811,900)	(7,643,639)	-	(24,455,539)
Other income	626,499	-	-	626,499
Interest expense	889,375	-	-	889,375
Other expenses	568,848	(256,599)	1,330,077	1,642,326
Loss before income tax benefit	$(8,131,058)	$(990,231)	$(1,168,765)	$(10,290,054)

Assets	$850,336,068	$254,075,728	$283,633,097	$1,388,044,893
Eliminations	-	-	(279,905,123)	(279,905,123)
Reclassifications	(40,966)	-	-	(40,966)
Net assets	$850,295,102	$254,075,728	$3,727,974	$1,108,098,804

Year ended December 31, 2007	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$320,836,066	$72,223,331	$-	$393,059,397

Underwriting gain	2,189,628	7,337,633	-	9,527,261
Net investment income	36,000,281	12,267,193	214,513	48,481,987
Realized investment gains	3,460,933	262,856	-	3,723,789
Other income	544,422	-	-	544,422
Interest expense	772,500	338,969	-	1,111,469
Other expenses	776,020	519,771	951,510	2,247,301
Income (loss) before income tax expense (benefit)	$40,646,744	$19,008,942	$(736,997)	$58,918,689

Assets	$938,521,914	$262,548,077	$360,915,377	$1,561,985,368
Eliminations	-	-	(358,953,822)	(358,953,822)
Reclassifications	(12,107)	(306,297)	-	(318,404)
Net assets	$938,509,807	$262,241,780	$1,961,555	$1,202,713,142

Year ended December 31, 2006	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$318,416,718	$73,198,723	$-	$391,615,441

Underwriting gain	22,401,468	5,513,241	-	27,914,709
Net investment income	34,310,739	12,116,726	264,464	46,691,929
Realized investment gains	4,026,538	225,751	-	4,252,289
Other income	526,617	-	-	526,617
Interest expense	772,500	339,900	-	1,112,400
Other expenses	1,065,324	61,055	781,383	1,907,762
Income (loss) before income tax expense (benefit)	$59,427,538	$17,454,763	$(516,919)	$76,365,382

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three years ended December 31, 2008, by line of insurance.

	Year ended December 31,
	2008	2007	2006
Property and casualty insurance segment
Commercial lines:
Automobile	$68,931,452	$71,707,064	$71,467,542
Property	61,312,130	61,800,450	61,428,919
Workers' compensation	65,233,460	63,198,459	60,393,515
Liability	68,265,379	71,135,884	69,499,230
Other	8,960,806	8,562,606	8,221,362
Total commercial lines	272,703,227	276,404,463	271,010,568

Personal lines:
Automobile	22,838,791	23,462,308	25,118,055
Property	19,434,328	20,320,952	21,656,438
Liability	621,703	648,343	631,657
Total personal lines	42,894,822	44,431,603	47,406,150
Total property and casualty insurance	$315,598,049	$320,836,066	$318,416,718

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$8,710,942	$9,940,681	$10,900,235
Property	18,236,058	14,894,538	13,087,674
Crop	4,208,882	3,741,830	4,259,551
Casualty	1,334,915	1,725,814	1,435,813
Marine/Aviation	615,602	478,684	2,962,231
Total pro rata reinsurance	33,106,399	30,781,547	32,645,504

Excess-of-loss reinsurance:
Property	29,385,844	30,281,252	28,071,206
Casualty	11,220,250	11,166,094	12,452,208
Surety	7,256	(5,562)	29,805
Total excess-of-loss reinsurance	40,613,350	41,441,784	40,553,219
Total reinsurance	$73,719,749	$72,223,331	$73,198,723

Consolidated	$389,317,798	$393,059,397	$391,615,441

8.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

	Carrying amount	Estimated fair value
December 31, 2008
Assets:
Fixed maturity securities:
Held-to-maturity	$534,759	$572,852
Available-for-sale	821,818,887	821,818,887
Equity securities available-for-sale	88,372,207	88,372,207
Short-term investments	54,373,082	54,373,082
Other long-term investments	66,974	66,974
Securities lending collateral	9,322,863	9,322,863
Liabilities:
Surplus notes	25,000,000	23,290,761
Securities lending obligation	9,322,863	9,322,863

December 31, 2007
Assets:
Fixed maturity securities:
Held-to-maturity	$636,969	$688,728
Available-for-sale	844,247,952	844,247,952
Equity securities available-for-sale	139,427,726	139,427,726
Short-term investments	53,295,310	53,295,310
Other long-term investments	101,988	101,988
Securities lending collateral	60,785,148	60,785,148
Liabilities:
Surplus notes	25,000,000	21,577,551
Securities lending obligation	60,785,148	60,785,148
The estimated fair value of fixed maturity securities, equity securities, short-term investments, securities lending collateral and securities lending obligation is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.

Other long-term investments, consisting primarily of holdings in limited partnerships and limited liability companies, are valued by the various fund managers.  In management’s opinion, these values reflect fair value at December 31, 2008 and 2007.

The fair value of the surplus notes is estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rate for similar debt obligations.

As previously discussed, the Company adopted SFAS 157 on January 1, 2008.  SFAS 157 applies to all assets and liabilities that are measured and reported on a fair value basis.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes the following fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value:

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

The Company uses an independent pricing source to obtain the estimated fair value of a majority of its securities.  The fair value is based on quoted market prices, where available.  This is typically the case for equity securities and short-term investments, which are accordingly classified as Level 1 fair value measurements.  In cases where quoted market prices are not available, fair value is based on a variety of valuation techniques depending on the type of security.  Many of the fixed maturity securities in the Company’s portfolio do not trade on a daily basis; however, observable inputs are utilized in their valuations, and these securities are therefore classified as Level 2 fair value measurements.  Following is a brief description of the various pricing techniques used for different asset classes.

•
U.S. Treasury securities (including bonds, notes, and bills) are priced according to a number of live data sources, including active market makers and inter-dealer brokers.  Prices from these sources are reviewed based on the sources’ historical accuracy for individual issues and maturity ranges.

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

A small number of the Company’s securities are not priced by the independent pricing service.  These securities are reported as Level 3 fair value measurements, since no reliable observable inputs are used in their valuations.  The largest of these investments is the Class B shares of Insurance Services Office Inc. (ISO).  Prior to  the fourth quarter of 2008, the Company reported this investment at the fair value obtained from the Securities Valuation Office (SVO) of the NAIC.  The SVO establishes a per share price for ISO Class B shares by averaging all Class B trades during the past year and reviewing the quarterly valuations of the Class A shares produced by a nationally recognized independent firm (the Class B shares were assigned a 40 percent marketability discount from the fair value of the Class A shares).  The SVO valuation is typically performed twice a year, and resulted in a fair value of $10,180,245 for the Class B shares held by the Company at December 31, 2007.  During the fourth quarter of 2008, the Company modified the valuation process for this investment by implementing a 20 percent marketability discount from the fair value of the Class A shares.  This reduction in the marketability discount was implemented in recognition of a Form S-1 filing made by ISO with the Securities and Exchange Commission during 2008 in preparation for a planned initial public offering.  At the completion of the initial public offering, ISO will continue to have two classes of stock; however, there will be a defined conversion plan that will result in all Class B shares being converted into Class A shares within 30 months.  As a result, the marketability discount associated with the Class B shares will be well below the 20 percent discount utilized by the Company at year-end.  In addition, the Company has a commitment from ISO that the offering price for the initial public offering will not be less than the fair value of the shares as determined by the nationally recognized independent firm.  Applying a 20 percent marketability discount to the third quarter valuation of the Class A shares performed by the nationally recognized independent firm resulted in a fair value of $14,965,502 for the Class B shares.  The other equity security included in the Level 3 fair value measurement category continues to be reported at the fair value obtained from the SVO.  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements.  This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $3,641 at December 31, 2008 and $6,719 at December 31, 2007.

The remaining three securities not priced by the Company’s independent pricing service during 2008 were fixed maturity securities.  One of the fixed maturity securities was classified as a Level 3 fair value measurement and was carried at its amortized cost of $46,795 at December 31, 2007.  This security matured during 2008.  The other two fixed maturity securities are classified as Level 2 fair value measurements and are carried at aggregate fair values of $7,162,662 at December 31, 2008 and $8,610,855 at December 31, 2007.  The fair values for these two fixed maturity securities were obtained from the Company’s investment custodian using an independent pricing service which utilizes similar pricing techniques as the Company’s independent pricing service.

The estimated fair values obtained from the independent pricing sources are reviewed by the Company for reasonableness and any discrepancies are investigated for final valuation.  For fixed maturity securities, this includes comparing valuations from the independent pricing source, the Company’s investment custodian, the SVO, and an analytical service for fixed maturity securities.  For equity securities, a similar comparison is done between the valuations from the independent pricing service, the Company’s investment custodian, and the SVO.  From these comparisons, material variances are identified and resolved to determine the final valuation used in the financial statements.

The Company’s fixed maturity and equity securities available-for-sale, as well as short-term investments, are measured at fair value on a recurring basis.  No assets or liabilities are currently measured at fair value on a non-recurring basis.  Presented in the table below are the Company’s assets that are measured at fair value on a recurring basis, as of December 31, 2008.

	Fair value measurements at December 31, 2008 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Fixed maturity securities available-for-sale	$821,818,887	$-	$821,818,887	$-
Equity securities available-for-sale	88,372,207	73,403,064	-	14,969,143
Short-term investments	54,373,082	54,373,082	-	-
	$964,564,176	$127,776,146	$821,818,887	$14,969,143

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008.  Any unrealized gains or losses on these securities would be recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities would be reported as realized investment gains or losses in net income.

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Fixed maturity securities available-for-sale	Equity securities available-for-sale	Total

Balance at January 1, 2008	$743,356	$10,186,964	$10,930,320

Total unrealized gains included in other comprehensive income (loss)	-	4,782,179	4,782,179
Purchases, issuances and settlements	(46,795)	-	(46,795)
Transfers out of Level 3	(696,561)	-	(696,561)
Balance at December 31, 2008	$-	$14,969,143	$14,969,143

9.	INVESTMENTS

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

During the second quarter of 2008, management evaluated and implemented a new investment strategy targeting high-quality residential mortgage-backed securities.  This investment strategy, which is being administered by Harris Investment Management, Inc., was designed to take advantage of the liquidity-induced market dislocation that existed in the securitized residential mortgage marketplace and targeted AAA rated residential mortgage-backed securities (no securities backed by subprime mortgages were purchased).  The investments have been diversified with respect to key risk factors (such as vintage, originator and geography), have an average duration of 5 to 7 years, and have projected yields of approximately 7 to 8 percent.  The Company also holds a small amount of seasoned Government National Mortgage Association securities.  The total carrying value of these residential mortgage-backed securities as of December 31, 2008 was $39,555,993 ($4,052,528 of which is Government National Mortgage Association securities).

The amortized cost and estimated fair value of securities held-to-maturity and available-for-sale as of December 31, 2008 and 2007 are as follows.

December 31, 2008	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held-to-maturity:
Fixed maturity securities:
Mortgage-backed securities	$534,759	$38,093	$-	$572,852
Total securities held-to-maturity	$534,759	$38,093	$-	$572,852

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury securities	$4,730,985	$442,062	$-	5,173,047
U.S. government-sponsored agencies	282,152,396	3,410,866	682,890	284,880,372
Obligations of states and political subdivisions	301,326,007	7,291,171	8,525,393	300,091,785
Mortgage-backed securities	72,497,406	2,940,094	6,069,297	69,368,203
Public utilities	6,001,887	-	193,965	5,807,922
Debt securities issued by foreign governments	6,600,964	8,261	57,342	6,551,883
Corporate securities	156,921,051	3,061,380	10,036,756	149,945,675
Total fixed maturity securities	830,230,696	17,153,834	25,565,643	821,818,887

Equity securities:
Common stocks	65,525,666	21,563,962	5,146,521	81,943,107
Non-redeemable preferred stocks	9,500,000	-	3,070,900	6,429,100
Total equity securities	75,025,666	21,563,962	8,217,421	88,372,207
Total securities available-for-sale	$905,256,362	$38,717,796	$33,783,064	$910,191,094

December 31, 2007	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held-to-maturity:
Fixed maturity securities:
Mortgage-backed securities	$636,969	$51,759	$-	$688,728
Total securities held-to-maturity	$636,969	$51,759	$-	$688,728

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury securities	$4,723,156	$259,891	$-	$4,983,047
U.S. government-sponsored agencies	448,848,928	4,515,757	12,500	453,352,185
Obligations of states and political subdivisions	250,021,827	9,639,535	32,587	259,628,775
Mortgage-backed securities	10,240,502	202,895	12,639	10,430,758
Public utilities	6,002,621	350,413	-	6,353,034
Debt securities issued by foreign governments	6,756,377	137,978	-	6,894,355
Corporate securities	98,734,172	3,948,154	76,528	102,605,798
Total fixed maturity securities	825,327,583	19,054,623	134,254	844,247,952

Equity securities:
Common stocks	73,847,545	44,406,455	685,974	117,568,026
Non-redeemable preferred stocks	24,000,000	240,000	2,380,300	21,859,700
Total equity securities	97,847,545	44,646,455	3,066,274	139,427,726
Total securities available-for-sale	$923,175,128	$63,701,078	$3,200,528	$983,675,678

The large decline in U.S. government-sponsored agency securities is due to a significant amount of call activity that occurred during 2008 as a result of the declining interest rate environment.  The proceeds from these called securities were initially invested in short-term securities, until suitable long-term investment opportunities could be identified.

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of December 31, 2008 and 2007, listed by length of time the securities have been in an unrealized loss position.

December 31, 2008	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	value	losses	value	losses	value	losses
U.S. government-sponsored agencies	$87,086,543	$682,890	$-	$-	$87,086,543	$682,890
Obligations of states and political subdivisions	158,396,837	8,405,003	997,842	120,390	159,394,679	8,525,393
Mortgage-backed securities	44,564,568	6,069,297	-	-	44,564,568	6,069,297
Public utilities	5,807,922	193,965	-	-	5,807,922	193,965
Debt securities issued by foreign governments	5,543,901	57,342	-	-	5,543,901	57,342
Corporate securities	89,031,063	10,036,756	-	-	89,031,063	10,036,756
Subtotal, fixed maturity securities	390,430,834	25,445,253	997,842	120,390	391,428,676	25,565,643

Common stocks	27,767,270	5,146,521	-	-	27,767,270	5,146,521
Non-redeemable preferred stocks	1,215,000	285,000	5,214,100	2,785,900	6,429,100	3,070,900
Subtotal, equity securities	28,982,270	5,431,521	5,214,100	2,785,900	34,196,370	8,217,421
Total temporarily impaired securities	$419,413,104	$30,876,774	$6,211,942	$2,906,290	$425,625,046	$33,783,064

December 31, 2007	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	value	losses	value	losses	value	losses
U.S. government-sponsored agencies	$4,987,500	$12,500	$-	$-	$4,987,500	$12,500
Obligations of states and political subdivisions	3,091,035	32,587	-	-	3,091,035	32,587
Mortgage-backed securities	-	-	2,985,020	12,639	2,985,020	12,639
Corporate securities	-	-	12,546,437	76,528	12,546,437	76,528
Subtotal, fixed maturity securities	8,078,535	45,087	15,531,457	89,167	23,609,992	134,254

Common stocks	19,871,014	685,974	-	-	19,871,014	685,974
Non-redeemable preferred stocks	11,619,700	2,380,300	-	-	11,619,700	2,380,300
Subtotal, equity securities	31,490,714	3,066,274	-	-	31,490,714	3,066,274
Total temporarily impaired securities	$39,569,249	$3,111,361	$15,531,457	$89,167	$55,100,706	$3,200,528

Unrealized losses on fixed maturity securities totaled $25,565,643 at December 31, 2008 and were primarily associated with three different sectors:  financial, municipal and mortgage-backed securities.  These sectors experienced a widening of risk premium spreads over U.S. Treasuries relative to other credit sectors.  All but three of these securities (Great Lakes Chemical Corporation, American Airlines and US Freightways Corporation) are considered investment grade by credit rating agencies.  Because the Company has both the ability and intent to hold these fixed maturity securities until maturity, it was determined that the carrying value of these securities was not “other-than-temporarily” impaired at December 31, 2008.

All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated similar to debt securities and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company has both the ability and intent to hold these preferred stocks until recovery; therefore,  it was determined that the carrying value of these securities was not “other-than-temporarily” impaired at December 31, 2008.

The unrealized losses on common stocks at December 31, 2008 are not concentrated in a particular sector or an individual security.   The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets and did not consider these securities to be “other-than-temporarily” impaired at December 31, 2008.

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2008, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Securities held-to-maturity:
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	534,759	572,852
Totals	$534,759	$572,852

Securities available-for-sale:
Due in one year or less	$21,195,429	$20,911,416
Due after one year through five years	69,073,361	67,824,787
Due after five years through ten years	77,958,648	79,380,371
Due after ten years	589,505,852	584,334,110
Mortgage-backed securities	72,497,406	69,368,203
Totals	$830,230,696	$821,818,887

A summary of realized investment gains and losses is as follows:

	Year ended December 31,
	2008	2007	2006
Fixed maturity securities held-to-maturity: (1)
Gross realized investment gains	$-	$2,825	$-
Gross realized investment losses	-	-	-

Fixed maturity securities available-for-sale:
Gross realized investment gains	272,522	217,805	489,813
Gross realized investment losses	-	-	-

Equity securities available-for-sale:
Gross realized investment gains	9,433,726	8,369,378	7,751,897
Gross realized investment losses	(3,240,928)	(3,589,641)	(3,239,567)
"Other-than-temporary" impairments	(30,920,859)	(1,276,578)	(749,854)
Totals	$(24,455,539)	$3,723,789	$4,252,289

(1)             Investment gains realized on fixed maturity securities held-to-maturity are the result of calls and prepayments.

The amounts reported as “other-than-temporary” impairments on equity securities available-for-sale reflect the impairment of 40 equity securities for the year ended December 31, 2008, compared to 14 equity securities for the year ended December 31, 2007 and 12 equity securities for the year ended December 31, 2006.  The large amount of impairment losses recognized during 2008 is a result of the severe and prolonged turmoil in the financial markets, and includes $14,904,000 of losses recognized on the perpetual preferred stocks of Freddie Mac and Fannie Mae when these companies were placed under conservatorship by the U.S. government.

A summary of net investment income is as follows:

	Year ended December 31,
	2008	2007	2006
Interest on fixed maturity securities	$44,419,493	$47,127,235	$45,119,600
Dividends on equity securities	2,933,835	2,475,860	1,871,420
Interest on short-term investments	2,690,427	316,674	789,114
Interest on long-term investments	42,649	102,208	383,195
Fees from securities lending	166,926	160,560	41,408
Total investment income	50,253,330	50,182,537	48,204,737
Investment expenses	(1,849,957)	(1,700,550)	(1,512,808)
Net investment income	$48,403,373	$48,481,987	$46,691,929

The large increase in interest income on short-term securities is the result of a significant amount of call activity on U.S. government-sponsored agency securities during 2008 due to the declining interest rate environment.  The proceeds from these called securities were initially invested in short-term securities, until suitable long-term investment opportunities could be identified.

A summary of net changes in unrealized holding gains (losses) on securities available-for-sale is as follows:

	Year ended December 31,
	2008	2007	2006
Fixed maturity securities	$(27,332,178)	$9,198,634	$(2,566,988)
Deferred income tax expense (benefit)	(9,566,262)	3,219,523	(898,447)
Total fixed maturity securities	(17,765,916)	5,979,111	(1,668,541)

Equity securities	(28,233,640)	6,141,745	8,211,019
Deferred income tax expense (benefit)	(9,881,774)	2,149,610	2,873,858
Total equity securities	(18,351,866)	3,992,135	5,337,161
Total available-for-sale securities	$(36,117,782)	$9,971,246	$3,668,620

10.	INCOME TAXES

Temporary differences between the consolidated financial statement carrying amount and tax basis of assets and liabilities that give rise to significant portions of the deferred income tax asset at December 31, 2008 and 2007 are as follows:

	Year ended December 31,
	2008	2007
Loss reserve discounting	$20,473,247	$20,539,636
Unearned premium reserve limitation	10,521,601	10,905,126
Retirement benefits	6,861,481	3,635,488
"Other-than-temporarily" impaired securities held	4,084,848	90,418
Other policyholders' funds payable	2,246,605	2,895,615
Other, net	1,832,351	2,274,869
Total deferred income tax asset	46,020,133	40,341,152
Deferred policy acquisition costs	(12,120,300)	(12,140,731)
Net unrealized holding gains on investment securities	(1,727,156)	(21,175,193)
Retirement benefits	-	(4,008,116)
Other, net	(1,353,085)	(1,334,515)
Total deferred income tax liability	(15,200,541)	(38,658,555)
Net deferred income tax asset	$30,819,592	$1,682,597

Based upon anticipated future taxable income and consideration of all other available evidence, management believes that it is “more likely than not” that the Company’s net deferred income tax asset will be realized.

The actual income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 differed from the “expected” income tax expense (benefit) for those years (computed by applying the United States federal corporate tax rate of 35 percent to income (loss) before income tax expense (benefit)) as follows:

	Year ended December 31,
	2008	2007	2006
Computed "expected" income tax expense (benefit)	$(3,601,519)	$20,621,541	$26,727,884
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(5,012,548)	(4,277,856)	(4,329,114)
Proration of tax-exempt interest and dividends received deduction	861,198	732,062	717,217
Other, net	(831,812)	(635,093)	(297,709)
Income tax expense (benefit)	$(8,584,681)	$16,440,654	$22,818,278

Comprehensive income tax expense (benefit) included in the consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year ended December 31,
	2008	2007	2006
Income tax expense (benefit) on:
Operations	$(8,584,681)	$16,440,654	$22,818,278
Change in unrealized holding gains (losses) on investment securities	(19,448,036)	5,369,133	1,975,411
Adjustment for retirement benefit plans:
Pension plans	(8,196,274)	1,343,840	-
Postretirement benefit plans	(811,204)	2,993,875	-
Minimum pension liability	-	-	92,688
Comprehensive income tax expense (benefit)	(37,040,195)	26,147,502	24,886,377
Adoption of SFAS No. 158 funded status provision:
Pension plans	-	-	(1,623,653)
Postretirement benefit plans	-	-	(732,595)
Adoption of SFAS No. 158 measurement date provision:
Pension plans	11,321	-	-
Postretirement benefit plans	(36,121)	-	-
Income tax expense (benefit) reflected in accumulated other comprehensive income (loss)	$(37,064,995)	$26,147,502	$22,530,129

The Company had no provision for uncertain tax positions at December 31, 2008 or 2007.   During 2007, the Company recognized a $34,736 underpayment penalty relating to its December 31, 2006 U.S. federal tax return.  The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during 2008 or 2007.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files U.S. federal tax returns, along with various states income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005.

11.	SURPLUS NOTES

The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual.  Effective February 1, 2008, the interest rate on these surplus notes was increased from 3.09 percent to 3.60 percent.  Future reviews of the interest rate will be conducted by the Inter-Company Committees of the Boards of Directors of the Company and Employers Mutual every five years.  Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Prior to December 31, 2007, the Company’s reinsurance subsidiary had $11,000,000 of surplus notes issued to Employers Mutual.  These surplus notes were redeemed in the fourth quarter of 2007, along with accrued interest.  Total interest expense incurred on these surplus notes was $889,375, $1,111,469 and $1,112,400 in 2008, 2007 and 2006, respectively.  At December 31, 2008, EMCASCO Insurance Company and Illinois EMCASCO Insurance Company had received approval for the payment of interest accrued on the surplus notes during 2008, while Dakota Fire Insurance Company had not received the necessary approval.

12.	EMPLOYEE RETIREMENT PLANS

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

Employers Mutual’s pension plan covers substantially all of its employees.  The plan is funded by employer contributions and provides benefits under two different formulas, depending on an employee’s age and date of service.  Benefits generally vest after three years of service (five years of service prior to January 1, 2008) or the attainment of 55 years of age.  This change in the vesting requirement, which is reflected as a plan amendment at December 31, 2007, increased the pension benefit obligation of the plan by $307,631 ($92,026 as the Company’s portion).  It is Employers Mutual’s funding policy to make contributions that meet minimum regulatory funding requirements plus additional amounts as determined by management.

Employers Mutual’s supplemental retirement plan provides retirement benefits for a select group of management and highly-compensated employees.  This plan enables select employees to receive retirement benefits without the limit on compensation imposed on qualified defined benefit pension plans by the Internal Revenue Service (IRS) and to recognize compensation that has been deferred in the determination of retirement benefits.  The plan is unfunded and benefits generally vest after three years of service (five years of service prior to January 1, 2008).

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

The following table sets forth the funded status of Employers Mutual’s pension and postretirement benefit plans as of December 31, 2008 and 2007, based upon measurement dates of December 31, 2008 and November 1, 2007, respectively.  Effective January 1, 2008, the Company adopted the measurement date provision of SFAS 158 and elected to apply the approach under which the Company’s previous November 1, 2007 measurement date was used to obtain the adjustment for the two month transition period.  As a result, the 2008 balances reflect fourteen months of activity, whereas the 2007 balances reflect twelve months of activity.

	Pension plans		Postretirement benefit plans
	2008	2007	2008	2007
Change in projected benefit obligation:
Benefit obligation at beginning of year	$163,554,814	$158,096,519	$65,414,972	$87,962,900
Service cost	10,157,975	8,519,444	3,311,181	4,828,864
Interest cost	10,967,962	8,685,931	4,667,491	4,996,419
Actuarial gain	(2,654,902)	(1,643,631)	(1,443,827)	(6,940,513)
Benefits paid	(10,749,520)	(10,411,080)	(2,230,093)	(1,775,752)
Medicare subsidy reimbursements	-	-	115,721	-
Plan amendments	-	307,631	-	(23,656,946)
Projected benefit obligation at end of year	171,276,329	163,554,814	69,835,445	65,414,972

Change in plan assets:
Fair value of plan assets at beginning of year	195,015,332	177,988,199	34,225,479	29,251,789
Actual return on plan assets	(64,873,338)	23,763,608	(5,264,713)	2,549,442
Employer contributions	15,220,834	3,674,605	12,700,000	4,200,000
Benefits paid	(10,749,520)	(10,411,080)	(2,230,093)	(1,775,752)
Fair value of plan assets at end of year	134,613,308	195,015,332	39,430,673	34,225,479

Funded status	(36,663,021)	31,460,518	(30,404,772)	(31,189,493)
Employer contributions	-	-	-	500,000
Net amount recognized	$(36,663,021)	$31,460,518	$(30,404,772)	$(30,689,493)

The accumulated benefit obligation for the pension plans amounted to $149,414,281 and $142,744,894 at  December 31, 2008 and 2007, respectively.

The following tables set forth the amounts recognized in the Company’s financial statements as a result of the property and casualty subsidiaries’ aggregate 30 percent participation in the pooling agreement and amounts allocated to the reinsurance subsidiary as of December 31, 2008 and 2007:

Amounts recognized in the Company’s consolidated balance sheets:

	Pension plans		Postretirement benefit plans
	2008	2007	2008	2007
Defined benefit retirement plan, prepaid asset	$-	$11,451,758	$-	$-
Liability for employee retirement plans	(11,078,014)	(2,101,797)	(8,252,993)	(8,416,554)
Net amount recognized	$(11,078,014)	$9,349,961	$(8,252,993)	$(8,416,554)

Amounts recognized in the Company’s consolidated balance sheets under the caption “accumulated other comprehensive income”:

	Pension plans		Postretirement benefit plans
	2008	2007	2008	2007
Net actuarial loss	$(23,714,219)	$(171,737)	$(1,706,642)	$(27,140)
Prior service (cost) credit	(537,475)	(694,376)	5,746,510	6,487,939
Net amount recognized	$(24,251,694)	$(866,113)	$4,039,868	$6,460,799

During 2009, the Company will amortize $1,937,214 of net actuarial loss and $139,023 of prior service cost associated with the pension plans into net periodic benefit cost.  In addition, the Company will amortize $619,217 of prior service credit and $27,205 of net actuarial loss associated with the postretirement benefit plans into net periodic postretirement benefit cost in 2009.

Amounts recognized in the Company’s consolidated statements of comprehensive income:

	Pension plans		Postretirement benefit plans
	2008	2007	2008	2007
Net actuarial gain (loss)	$(23,552,243)	$3,799,626	$(1,679,502)	$2,065,989
Prior service (cost) credit	134,316	39,916	(638,226)	6,487,939
Net amount recognized	$(23,417,927)	$3,839,542	$(2,317,728)	$8,553,928

The following table sets forth the projected benefit obligation, accumulated benefit obligation and fair value of plan assets of Employers Mutual’s defined benefit and supplemental retirement plans.  For 2007, the amounts relate only to the supplemental retirement plan since the defined benefit retirement plan’s assets exceeded the accumulated benefit obligation.

	Year ended December 31,
	2008	2007
Projected benefit obligation	$171,276,329	$6,821,117
Accumulated benefit obligation	149,414,281	4,757,019
Fair value of plan assets	134,613,308	-

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Year ended December 31,
	2008	2007	2006
Pension plans:
Service cost	$8,723,908	$8,519,444	$8,508,066
Interest cost	9,422,592	8,685,931	8,470,280
Expected return on plan assets	(14,180,913)	(12,896,891)	(10,015,275)
Amortization of net actuarial loss	187,618	190,365	1,179,058
Amortization of prior service cost	454,561	439,727	442,887
Net periodic pension benefit cost	$4,607,766	$4,938,576	$8,585,016

Postretirement benefit plans:
Service cost	$2,838,155	$4,828,864	$4,979,577
Interest cost	4,000,706	4,996,419	4,945,590
Expected return on plan assets	(2,029,308)	(1,923,728)	(1,341,744)
Amortization of net actuarial loss	-	-	680,507
Amortization of prior service credit	(2,131,256)	-	-
Net periodic postretirement benefit cost	$2,678,297	$7,901,555	$9,263,930

Net periodic pension benefit cost allocated to the Company amounted to $1,419,827, $1,514,136 and $2,641,361 in 2008, 2007 and 2006, respectively.  Net periodic postretirement benefit cost allocated to the Company for the years ended December 31, 2008, 2007 and 2006 was $752,309, $2,267,348 and $2,656,023, respectively.

The weighted-average assumptions used to measure the benefit obligations are as follows:

	Year ended December 31,
	2008	2007
Pension plans:
Discount rate	6.25%	6.00%
Rate of compensation increase:
Defined benefit retirement plan	4.73%	4.73%
Supplemental retirement plan	4.68%	4.68%

Postretirement benefit plans:
Discount rate	6.25%	6.25%

The weighted-average assumptions used to measure the net periodic benefit cost are as follows:

	Year ended December 31,
	2008	2007	2006
Pension plans:
Discount rate	6.00%	5.75%	5.75%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase:
Defined benefit retirement plan	4.73%	4.73%	4.76%
Supplemental retirement plan	4.68%	4.73%	4.80%

Postretirement benefit plans:
Discount rate	6.25%	5.75%	5.75%
Expected long-term rate of return on plan assets	6.00%	6.00%	5.00%

The expected long-term rates of return on plan assets were developed considering actual historical results, current and expected market conditions, plan asset mix and management’s investment strategy.

	Year ended December 31,
Assumed health care cost trend rate:	2008	2007
Health care cost trend rate assumed for next year	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2012

The assumed health care cost trend rate has a significant effect on the service and interest cost components of the net periodic benefit cost and the benefit obligation reported for the postretirement benefit plans.  A one-percentage-point change in assumed health care cost trend rate would have the following effects:

	One-percentage-point
	Increase	Decrease
Effect on total of service and interest cost	$1,123,626	$(896,265)
Effect on postretirement benefit obligation	$9,395,241	$(7,637,647)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plans over the next ten years:

		Postretirement benefits
	Pension benefits	Gross	Medicare subsidy	Net
2009	$13,144,185	$2,993,287	$332,621	$2,660,666
2010	14,144,185	3,320,949	389,991	2,930,958
2011	14,544,185	3,642,148	449,457	3,192,691
2012	16,500,000	3,974,332	527,721	3,446,611
2013	17,600,000	4,249,297	602,387	3,646,910
2014 - 2018	87,900,000	25,063,369	4,098,750	20,964,619

The weighted-average asset allocation of Employers Mutual’s defined benefit retirement plan as of the measurement dates of December 31, 2008 and November 1, 2007 are as follows:

	Plan Assets
Asset category:	2008	2007
Equity securities	44.0%	72.0%
Debt securities	54.0	19.0
Real estate	2.0	9.0
Total	100.0%	100.0%

During the first ten months of 2008, Employers Mutual retained Principal Financial Advisors, Inc. to manage the asset allocation strategy for its defined benefit retirement plan (herein referred to as Fund Selection Service).  The asset allocation strategy and process of the Fund Selection Service consists of a long-term, risk-controlled approach using diversified investment options with a minimal exposure to volatile investment options like derivatives.  The long-term strategy of the Fund Selection Service is foremost preserving plan assets from downside market risk, while secondarily out-performing its peers over a full market cycle.  The investment process of the Fund Selection Service uses a diversified allocation of equity, debt and real estate exposures that are customized to each plan’s cash flow needs.

The Fund Selection Service reviews a plan’s assets and liabilities with an emphasis on forecasting a plan’s cash flow needs.  This forecast calculates the allocation percentage of fixed income assets needed to cover the liabilities of each plan.  The model is quantitatively based and evaluates the plan’s current assets plus five years of deposit projections and compares it to the current monthly benefit payments and the emerging benefit liabilities for the next ten years.  The data for the deposits and emerging liabilities is provided from the plan’s actuarial valuation, while the current assets and monthly benefit payment data is provided by the plan administrator.

Effective October 31, 2008, Employers Mutual changed its defined benefit retirement plan administrator from Principal Financial Group to Prudential Financial.  In connection with this change in administrator, Employers Mutual retained Global Portfolio Strategies, Inc. to advise on the defined benefit retirement plan asset allocation strategy for 2009.

The weighted-average asset allocation of Employers Mutual’s VEBA trust that is used to fund the postretirement benefit plans as of the measurement dates of December 31, 2008 and November 1, 2007 are as follows:

	Plan Assets
Asset category:	2008	2007
Life insurance policies.	29.5%	33.1%
Short-term investments	42.5	10.8
Equity securities	21.0	41.4
Debt securities	7.0	14.7
Total	100.0%	100.0%

Employers Mutual manages the VEBA trust assets internally.  The trust is currently in the funding stage, with contributions sufficiently large enough to cover current year benefits, as well as establish a reserve to fund future benefits.  As such, an emphasis is placed on asset accumulation, with current income generation secondary.

Plan assets in Employers Mutual’s VEBA trust are primarily invested in universal life insurance policies issued by EMC National Life Company, an affiliate of Employers Mutual.  The assets supporting these universal life insurance policies are invested in S&P 500 mutual funds and debt securities and have a guaranteed interest rate of 4.5 percent.

Employers Mutual plans to contribute approximately $25,000,000 to the pension plan and $2,800,000 to the VEBA trust in 2009.

The Company participates in other retirement plans sponsored by Employers Mutual, including its 401(k) Plan and Board and Executive Non-Qualified Excess Plan.  The Company’s share of expenses for these plans amounted to $1,649,624, $2,015,481 and $1,409,914 in 2008, 2007 and 2006, respectively.

13.	STOCK PLANS

The Company has no stock-based compensation plans of its own; however, Employers Mutual has several stock plans which utilize the common stock of the Company.  Employers Mutual can provide the common stock required under its plans by:  1) using shares of common stock that it currently owns; 2) purchasing common stock on the open market; or 3) directly purchasing common stock from the Company at the current fair value.  Employers Mutual has historically purchased common stock from the Company for use in its stock option plans and its non-employee director stock purchase plan.  Employers Mutual generally purchases common stock on the open market to fulfill its obligations under its employee stock purchase plan.

Stock Option Plans

Employers Mutual maintains three separate stock option plans for the benefit of officers and key employees of Employers Mutual and its subsidiaries.  A total of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the 1993 Employers Mutual Casualty Company Incentive Stock Option Plan (1993 Plan), a total of 1,500,000 shares have been reserved for issuance under the 2003 Employers Mutual Casualty Company Incentive Stock Option Plan (2003 Plan) and a total of 2,000,000 shares have been reserved for issuance under the 2007 Employers Mutual Casualty Company Stock Incentive Plan (2007 Plan).

The 1993 Plan and the 2003 Plan provide for awards of incentive stock options only, while the 2007 Plan provides for the awarding of performance shares, performance units, and other stock-based awards, in addition to qualified (incentive) and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units.  All three plans provide for a ten-year time limit for granting awards.  Options can no longer be granted under the 1993 Plan and no additional options will be granted under the 2003 Plan now that Employers Mutual is utilizing the 2007 Plan.  Options granted under the plans generally have a vesting period of five years, with options becoming exercisable in equal annual cumulative increments commencing on the first anniversary of the option grant.  Option prices cannot be less than the fair value of the common stock on the date of grant.

The Senior Executive Compensation and Stock Option Committee (the “Committee”) of Employers Mutual’s Board of Directors (the “Board”) grants the awards and is the administrator of the plans.  The Company’s Compensation Committee must consider and approve all awards granted to the Company’s senior executive officers.

The Company recognized compensation expense from these plans of $232,318 ($226,624 net of tax), $200,941 (gross and net of tax) and $178,439 (gross and net of tax) in 2008, 2007 and 2006, respectively.

In accordance with IRS regulations, Employers Mutual’s incentive stock option plans include a restriction that the aggregate fair value of common stock with respect to which stock options are exercisable for the first time by an option holder may not exceed $100,000 during any calendar year.  This restriction, in effect, places a limitation on the number of incentive stock options that can be granted to a participant during any given year.  During 2006, Employers Mutual determined that there had been an oversight in the record-keeping for the incentive stock option plans which (1) resulted in the issuance of “invalid” incentive stock options to three of the Company’s executive officers in prior years, and (2) precluded the issuance of 2006 incentive stock option grants to these executive officers that had previously been authorized as part of their 2006 compensation arrangements.  To rectify the “invalid” stock option issue, Employers Mutual entered into agreements with the three executive officers in 2006 whereby they surrendered a total of 15,647 “invalid” incentive stock options that were still outstanding for a negotiated cash settlement.  In addition, Employers Mutual purchased 10,553 shares of the Company’s common stock from one of the executive officers who had previously exercised the same number of “invalid” incentive stock options and returned the common stock to the Company for cancellation.  The Company reimbursed Employers Mutual for the original issuance price of the cancelled common stock.  Additional arrangements were made to compensate the executive officers for the 2006 option grants they did not receive.

During 2008, 221,875 options were granted under the 2007 Plan to eligible participants at a price of $23.467 and 93,415 options were exercised under the plans at prices ranging from $9.25 to $25.455.  The 2008 grant includes 42,000 non-qualified options, up to 50 percent of which can be exercised as stock appreciation rights.  A summary of the activity under Employers Mutual’s stock option plans for 2008, 2007 and 2006 is as follows:

	Year ended December 31,
	2008		2007		2006
	Options	Weighted-average exercise price	Options	Weighted-average exercise price	Options	Weighted-average exercise price
Outstanding, beginning of year	817,268	$20.37	741,718	$19.23	733,999	$16.50
Granted	221,875	23.47	119,250	25.46	188,175	24.60
Exercised	(93,415)	15.38	(40,825)	14.25	(155,519)	12.98
Expired	(13,887)	22.80	(2,875)	24.71	(9,290)	17.90
Forfeited	(2,125)	22.08	-	-	-	-
Surrendered	-	-	-	-	(15,647)	18.58
Outstanding, end of year	929,716	$21.57	817,268	$20.37	741,718	$19.23

Exercisable, end of year	405,731	$19.39	360,064	$17.49	263,140	$15.26

The weighted average fair value of options granted in 2008, 2007 and 2006 amounted to $2.77, $3.82 and $3.93, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted-average assumptions:

	Year ended December 31,
	2008	2007	2006
Dividend yield	3.07%	2.67%	2.60%
Expected volatility	21.0% - 30.1%	22.2% - 31.4%	18.5% - 23.5%
Weighted-average volatility	26.09%	25.64%	22.60%
Risk-free interest rate	1.45% - 3.17%	4.32% - 5.01%	4.45% - 4.72%
Expected term (years)	0.25 - 6.25	0.25 - 6.25	0.25 - 6.20

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

At December 31, 2008, the Company’s portion of the unrecognized compensation cost associated with option awards issued under Employers Mutual’s stock option plans that are not currently vested was $321,614, with a 1.4 year weighted-average period over which the compensation expense is expected to be recognized.  A summary of non-vested option activity under Employers Mutual’s stock option plans for 2008, 2007 and 2006 is as follows:

	Year ended December 31,
	2008		2007		2006
	Options	Weighted- average grant-date fair value	Options	Weighted- average grant-date fair value	Options	Weighted- average grant-date fair value
Non-vested, beginning of year	457,204	$4.09	478,578	$4.13	401,540	$4.19
Granted	221,875	2.77	119,250	3.82	188,175	3.93
Vested	(155,094)	4.03	(140,624)	3.99	(97,490)	3.94
Surrendered.	-	-	-	-	(13,647)	4.47
Non-vested, end of year	523,985	$3.55	457,204	$4.09	478,578	$4.13

The Company’s portion of the total intrinsic value of options exercised under Employers Mutual’s stock option plans was $310,210, $176,344 and $663,524 in 2008, 2007 and 2006, respectively.  As stated earlier, under the terms of the pooling and quota share agreements these amounts were paid to Employers Mutual and the Company received the full fair value for all shares issued under these plans.  The Company’s portion of the total fair value of options that vested in 2008, 2007 and 2006 was $232,318, $200,941 and $178,439, respectively.  Additional information relating to options outstanding and options vested (exercisable) at December 31, 2008 is as follows:

	December 31, 2008
	Options	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining term
Options outstanding	929,716	$21.57	$2,374,378	6.74
Options exercisable	405,731	$19.39	$1,870,274	5.17

The 1993 Plan and 2003 Plan do not generally generate tax deductions for the Company.  The Company did receive a deferred tax benefit for a portion of the March 2008 grant made under the 2007 Plan, however, no options under this grant have vested or been exercised as of December 31, 2008.  Therefore, no current tax deductions or cash flow effects have resulted from the application of the provisions of SFAS 123(R) on share-based payment arrangements.  The income tax benefit that results from disqualifying dispositions of stock purchased through incentive stock options is deemed immaterial.

Employee Stock Purchase Plan

A total of 500,000 shares of the Company’s common stock have been reserved for issuance under the Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan.  Any eligible employee who is employed by Employers Mutual on the first day of the month immediately preceding any option period is eligible to participate in the plan.  Participants pay 85 percent of the fair market value of the stock on the date of purchase.  The plan is administered by the Board of Employers Mutual and the Board has the right to amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options.  This plan was replaced by a new plan during 2008 and the 217,862 shares that were unused as of December 31, 2008 will be de-registered in 2009.

On May 30, 2008, the Company registered 500,000 shares of the Company’s common stock for use in the Employers Mutual Casualty Company 2008 Employee Stock Purchase Plan (2008 Plan).  The 2008 Plan provides for any eligible employee to participate in the plan by delivering, during the first twenty days of the calendar month preceding the first day of an election period, a payroll deduction authorization to the plan administrator; or making a cash contribution.  Participants pay 85 percent of the fair market value of the stock on the date of purchase.  The plan is administered by the Board of Employers Mutual and the Board has the right to amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options.  Expenses allocated to the Company in connection with these plans totaled $9,695, $22,643 and $14,724 in 2008, 2007 and 2006, respectively.

During 2008, a total of 19,782 options were exercised at prices ranging from $21.05 to $24.49.  Activity under the plan was as follows:

	Year ended December 31,
	2008	2007	2006
Shares available for purchase, beginning of year	229,163	248,449	258,218
Shares registered for use in 2008 plan	500,000	-	-
Shares purchased under plans	(19,782)	(19,286)	(9,769)
Shares available for purchase, end of year	709,381	229,163	248,449

Non-Employee Director Stock Option Plan

A total of 200,000 shares of the Company’s common stock have been reserved for issuance under the 2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan.  All non-employee directors of Employers Mutual and its subsidiaries and affiliates who are not serving on the “Disinterested Director Committee” of the Board of Employers Mutual as of the beginning of an option period are eligible to participate in the plan.  Each eligible director can purchase shares of common stock at 75 percent of the fair value of the stock on the option exercise date in an amount equal to a minimum of 25 percent and a maximum of 100 percent of their annual cash retainer.  The plan will continue through the option period for options granted at the 2012 annual meetings.  The plan is administered by the Disinterested Director Committee of the Board.  The Board may amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options.  Expenses allocated to the Company in connection with these plans totaled $27,121, $18,173 and $9,495 in 2008, 2007 and 2006, respectively.

During 2008, a total of 5,160 options were exercised at prices ranging from $18.62 to $20.20.  Activity under the plan was as follows:

	Year ended December 31,
	2008	2007	2006
Shares available for purchase, beginning of year	181,668	186,510	187,409
Shares purchased under plan	(5,160)	(4,842)	(899)
Shares available for purchase, end of year	176,508	181,668	186,510

Dividend Reinvestment Plan

The Company maintains a dividend reinvestment and common stock purchase plan which provides stockholders with the option of reinvesting cash dividends in additional shares of the Company’s common stock.  Participants may also purchase additional shares of common stock without incurring broker commissions by making optional cash contributions to the plan, and may sell shares of common stock through the plan.  Employers Mutual did not participate in this plan in 2008, 2007 or 2006.  Activity under the plan was as follows:

	Year ended December 31,
	2008	2007	2006
Shares available for purchase, beginning of year	188,973	195,626	201,034
Shares purchased under plan	(6,832)	(6,653)	(5,408)
Shares available for purchase, end of year	182,141	188,973	195,626

Range of purchase prices	$20.93	$23.53	$20.28
	to	to	to
	$29.75	$32.75	$35.34

Stock Appreciation Right (SAR) agreement

On October 19, 2006, Employers Mutual entered into a stock appreciation rights (SAR) agreement with the Company’s Executive Vice President and Chief Operating Officer (Mr. Murray).  This SAR agreement is a substitute for an incentive stock option grant Mr. Murray was initially authorized to receive as part of his 2006 compensation arrangement, but was not issued to him due to certain limitations contained in Employers Mutual’s incentive stock option plan.  The grant-date fair value of this award was $546,300.  Because the SAR agreement will be settled in cash, it is considered to be a liability-classified award under SFAS 123(R).  As a result, the value of this agreement must be re-measured at fair value at each financial statement reporting date, subject to a minimum fair value of $318,825 contained in the SAR agreement.  The fair value of this agreement at December 31, 2008 and 2007 was $318,825 ($95,648 as the Company’s portion from the pool) and $662,850 ($198,855 as the Company’s portion from the pool) at December 31, 2006.  The full value of this agreement was expensed in 2006 because Mr. Murray is currently eligible for retirement and is entitled to keep the award at retirement.  As a result, the award does not have any subsequent service requirements.  Subsequent changes in the fair value of this agreement will be reflected as compensation expense until the agreement is ultimately settled in 2016.  During 2008, the Company did not recognize any compensation expense related to this award as the fair value of the award did not change.  During 2007, the Company recognized negative compensation expense of $103,207 ($67,085 net of tax) related to this award.

Stock Repurchase Plan

On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program.  This program became effective immediately and does not have an expiration date.  The timing and terms of the purchases will be determined by management based on market conditions and will be conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock purchased under this program is being retired by the Company.  On October 31, 2008, the Company’s Board of Directors announced an extension of the stock repurchase program, authorizing an additional $10,000,000.  As of December 31, 2008, 565,563 shares of common stock had been repurchased at a cost of $14,262,245.

Stock Purchase Plan

During the second quarter of 2005, Employers Mutual initiated a $15,000,000 stock purchase program under which Employers Mutual will purchase shares of the Company’s common stock in the open market.  This purchase program does not have an expiration date, however, this program is currently dormant and will remain so while the Company’s repurchase program is active.  The timing and terms of the purchases are determined by management based on market conditions and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  During 2007, Employers Mutual purchased 65,501 shares of the Company’s common stock under this program at an average cost of $24.02 per share.  No purchases were made during 2008 and 2006.  As of December 31, 2008, $4,490,561 remained available under this plan for additional purchases.

14.	LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All lease costs are included as expenses under the pooling agreement, after allocation of a portion of these expenses to the subsidiaries that do not participate in the pooling agreement.  The following table reflects the lease commitments of the Company as of December 31, 2008.

	Payments due by period
		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
Lease commitments
Real estate operating leases	$7,146,359	$1,183,522	$2,038,327	$1,551,074	$2,373,436

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $1,505,808 and $1,713,958 and related premium tax offsets of $935,822 and $1,057,280 have been accrued as of December 31, 2008 and 2007, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments which are designed to encourage employers to employ a worker with a pre-existing disability.  Estimated second-injury fund assessments of $1,575,905 and $1,655,722 have been accrued as of December 31, 2008 and 2007, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of these annuities was $1,881,645 at December 31, 2008.  The Company has a contingent liability of $1,881,645 at December 31, 2008 should the issuers of these annuities fail to perform.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.  The Company’s share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries’ aggregate policyholders’ surplus.

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

15.	UNAUDITED INTERIM FINANCIAL INFORMATION

	Three months ended,
	March 31	June 30	September 30	December 31
2008
Total revenues	$104,153,368	$109,148,591	$94,755,051	$105,835,121
Income (loss) before income tax expense (benefit)	$11,059,558	$(3,579,851)	$(16,389,055)	$(1,380,706)
Income tax expense (benefit)	2,840,572	(2,639,521)	(6,931,486)	(1,854,246)
Net income (loss)	$8,218,986	$(940,330)	$(9,457,569)	$473,540
Net income (loss) per share - basic and diluted*	$0.60	$(0.07)	$(0.70)	$0.04

2007
Total revenues	$107,910,669	$111,521,132	$108,897,554	$117,480,240
Income before income tax expense	$20,887,106	$19,976,217	$8,787,875	$9,267,491
Income tax expense	6,185,705	5,985,790	2,059,838	2,209,321
Net income	$14,701,401	$13,990,427	$6,728,037	$7,058,170

Net income per share - basic and diluted*	$1.07	$1.02	$0.49	$0.51

2006
Total revenues	$109,224,079	$111,998,575	$105,868,671	$115,994,951
Income before income
tax expense	$28,158,769	$16,505,517	$15,328,231	$16,372,865
Income tax expense	8,894,910	4,690,991	4,353,767	4,878,610
Net income	$19,263,859	$11,814,526	$10,974,464	$11,494,255
Net income per share - basic and diluted*	$1.41	$0.86	$0.80	$0.84

*  Since the weighted-average number of shares outstanding for the quarters are calculated independently of the weighted-average number of shares outstanding for the year, quarterly net income (loss) per share may not total to annual net income (loss) per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
EMC Insurance Group Inc.:

We have audited the consolidated financial statements of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated March 13, 2009 (included elsewhere in this Annual Report on Form 10-K).  Our audits also include the financial statement schedules listed in Item 15(a)2 of this Annual Report on Form 10-K.  These schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.  As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for its pension and other post-retirement benefits effective December 31, 2006 and January 1, 2008, and for the treatment of income tax contingencies effective January 1, 2007.

/s/ Ernst & Young LLP

Des Moines, Iowa
March 13, 2009

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule I – Summary of Investments-
Other than Investments in Related Parties

December 31, 2008

Type of investment	Cost	Fair value	Amount at which shown in the balance sheet

Securities held-to-maturity:
Fixed maturity securities:
Mortgage-backed securities	$534,759	$572,852	$534,759
Total fixed maturity securities	534,759	572,852	534,759

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury securities	4,730,985	5,173,047	5,173,047
U.S. government-sponsored agencies	282,152,396	284,880,372	284,880,372
States, municipalities and political subdivisions	301,326,007	300,091,785	300,091,785
Mortgage-backed securities	72,497,406	69,368,203	69,368,203
Public utilities	6,001,887	5,807,922	5,807,922
Debt securities issued by foreign governments	6,600,964	6,551,883	6,551,883
Corporate securities	156,921,051	149,945,675	149,945,675
Total fixed maturity securities	830,230,696	821,818,887	821,818,887

Equity securities:
Banks, trusts and insurance companies	8,190,462	23,457,316	23,457,316
Industrial, miscellaneous and all others	57,335,204	58,485,791	58,485,791
Non-redeemable preferred stocks	9,500,000	6,429,100	6,429,100
Total equity securities	75,025,666	88,372,207	88,372,207

Other long-term investments	66,974	66,974	66,974

Short-term investments	54,373,082	54,373,082	54,373,082
Total investments	$960,231,177	$965,204,002	$965,165,909

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant

Condensed Balance Sheets

	December 31,
	2008	2007
ASSETS

Investment in common stock of subsidiaries (equity method)	$279,905,123	$358,953,822
Short-term investments	3,118,984	1,500,974
Cash	135,430	196,414
Accrued investment income	4,492	6,218
Prepaid assets	60,000	-
Income taxes recoverable	409,068	257,949
Total assets	$283,633,097	$360,915,377

LIABILITIES
Accounts payable	$167,630	$92,140
Indebtedness to related party	549,109	471,245
Total liabilities	716,739	563,385

STOCKHOLDERS' EQUITY

Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 13,267,668 shares in 2008 and 13,777,880 shares in 2007	13,267,668	13,777,880
Additional paid-in capital	95,639,349	108,030,228
Accumulated other comprehensive income (loss)	(9,930,112)	42,961,904
Retained earnings	183,939,453	195,581,980
Total stockholders' equity	282,916,358	360,351,992
Total liabilities and stockholders' equity	$283,633,097	$360,915,377

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant, Continued

Condensed Statements of Income

	Year ended December 31,
	2008	2007	2006
REVENUES
Dividends received from subsidiaries	$25,005,256	$4,750,048	$9,005,096
Investment income	161,312	214,513	264,464
	25,166,568	4,964,561	9,269,560

Operating expenses	1,330,077	951,510	781,383

Income before income tax benefit and equity in undistributed net income (loss) of subsidiaries	23,836,491	4,013,051	8,488,177

Income tax benefit	(409,068)	(257,949)	(180,027)

Income before equity in undistributed net income (loss) of subsidiaries	24,245,559	4,271,000	8,668,204

Equity in undistributed net income (loss)of subsidiaries	(25,950,932)	38,207,035	44,878,900

Net income (loss)	$(1,705,373)	$42,478,035	$53,547,104

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant, Continued

Condensed Statements of Comprehensive Income

	Year ended December 31,
	2008	2007	2006

Net income (loss)	$(1,705,373)	$42,478,035	$53,547,104

Other comprehensive income (loss):
Change in unrealized holding gains (losses)on investment securities, net of deferred income taxes	(52,013,882)	12,389,873	6,432,608

Reclassification adjustment for realized investment (gains) losses included in net income (loss),net of income taxes	15,896,100	(2,418,627)	(2,763,988)

Adjustment associated with Employers Mutual's retirement benefit plans, net of deferred income taxes:
Net actuarial gain (loss)	(16,400,635)	3,812,648	-
Prior service (cost) credit	(327,542)	4,243,107	-
Minimum liability	-	-	172,135

Other comprehensive income (loss)	(52,845,959)	18,027,001	3,840,755

Total comprehensive income (loss)	$(54,551,332)	$60,505,036	$57,387,859

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant, Continued

Condensed Statements of Cash Flows

	Year ended December 31,
	2008	2007	2006

Net cash provided by operating activities	$24,421,838	$4,298,623	$9,350,860

Cash flows from investing activities
Maturities of fixed maturity securities available-for-sale	-	1,000,000	-
Net (purchases) sales of short-term investments	(1,618,010)	3,461,303	(2,612,930)
Net cash (used in) provided by investing activities	(1,618,010)	4,461,303	(2,612,930)

Cash flows from financing activities
Balances resulting from related party transactions with Employers Mutual:
Issuance of common stock through Employers Mutual's stock option plans	1,128,836	848,941	2,353,287
Redemption of common stock that was invalidly issued through Employers Mutual's incentive stock option plans	-	-	(216,612)
Dividends paid to Employers Mutual	(5,650,454)	(5,370,002)	(5,058,528)

Repurchase of common stock	(14,262,245)	-	-
Dividends paid to public stockholders	(4,080,949)	(4,127,246)	(3,857,395)
Net cash used in financing activities	(22,864,812)	(8,648,307)	(6,779,248)

Net increase (decrease) in cash	(60,984)	111,619	(41,318)
Cash at beginning of year	196,414	84,795	126,113

Cash at end of year	$135,430	$196,414	$84,795

Income taxes received	$257,949	$180,922	$237,933
Interest paid	$9,902	$8,595	$7,263

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule III – Supplementary Insurance Information

For Years Ended December 31, 2008, 2007 and 2006

Segment	Deferred policy acquisition costs	Loss and settlement expense reserves	Unearned premiums	Premium revenue	Net investment income	Losses and settlement expenses incurred	Amortization of deferred policy acquisition costs	Other underwriting expenses	Premiums written

Year ended December 31, 2008
Property and casualty insurance	$32,676,714	$428,348,776	$144,702,062	$315,598,049	$36,329,609	$232,538,251	$73,064,705	$30,989,615	$312,987,369
Reinsurance	1,952,715	144,683,077	9,744,143	73,719,749	11,912,452	61,727,042	14,799,244	2,709,106	73,617,740
Parent company	-	-	-	-	161,312	-	-	-	-
Consolidated	$34,629,429	$573,031,853	$154,446,205	$389,317,798	$48,403,373	$294,265,293	$87,863,949	$33,698,721	$386,605,109

Year ended December 31, 2007
Property and casualty insurance	$32,714,687	$410,249,955	$148,266,657	$320,836,066	$36,000,281	$199,494,325	$74,393,683	$37,125,716	$324,252,764
Reinsurance	1,973,117	141,352,051	9,890,026	72,223,331	12,267,193	48,344,856	14,336,552	2,204,290	71,002,733
Parent company	-	-	-	-	214,513	-	-	-	-
Consolidated	$34,687,804	$551,602,006	$158,156,683	$393,059,397	$48,481,987	$247,839,181	$88,730,235	$39,330,006	$395,255,497

Year ended December 31, 2006
Property and casualty insurance	$31,445,172	$409,857,118	$144,564,140	$318,416,718	$34,310,739	$178,305,327	$71,708,560	$37,337,648	$319,984,030
Reinsurance	2,217,236	138,690,864	11,089,659	73,198,723	12,116,726	50,147,165	14,856,471	2,681,846	66,268,178
Parent company	-	-	-	-	264,464	-	-	-	-
Consolidated	$33,662,408	$548,547,982	$155,653,799	$391,615,441	$46,691,929	$228,452,492	$86,565,031	$40,019,494	$386,252,208

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule IV – Reinsurance

For Years Ended December 31, 2008, 2007 and 2006

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2008:
Consolidated earned premiums	$216,190,918	$239,879,527	$413,006,407	$389,317,798	106.1%

Year ended December 31, 2007:
Consolidated earned premiums	$203,150,361	$229,143,671	$419,052,707	$393,059,397	106.6%

Year ended December 31, 2006:
Consolidated earned premiums	$188,426,941	$214,577,491	$417,765,991	$391,615,441	106.7%

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule VI – Supplemental Information Concerning
Property-Casualty Insurance Operations

For Years Ended December 31, 2008, 2007 and 2006

	Deferred policy acquisition costs	Reserves for losses and settlement expenses	Discount, if any, deducted from reserves	Unearned premiums	Earned premiums	Net investment income

Year ended December 31, 2008:	$34,629,429	$573,031,853	$-	$154,446,205	$389,317,798	$48,242,061

Year ended December 31, 2007:	$34,687,804	$551,602,006	$-	$158,156,683	$393,059,397	$48,267,474

Year ended December 31, 2006:	$33,662,408	$548,547,982	$-	$155,653,799	$391,615,441	$46,427,465

	Losses and settlement expenses incurred related to		Amortization of deferred policy	Paid losses
	Current	Prior	acquisition	and settlement	Premiums
	year	years	costs	expenses	written

Year ended December 31, 2008:	$329,573,313	$(35,308,020)	$87,863,949	$273,596,862	$386,605,109

Year ended December 31, 2007:	$286,577,209	$(38,738,028)	$88,730,235	$241,461,628	$395,255,497

Year ended December 31, 2006:	$270,368,747	$(41,916,255)	$86,565,031	$217,103,853	$386,252,208

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 regarding the Company’s executive officers is included in “Executive Officers of the Company” under Part I, Item 1 of this report.

The information required by Item 10 regarding the audit committee financial expert and the members of the Company’s Audit Committee of the Board of Directors is incorporated by reference from the information under the caption “Information about the Board of Directors and its Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2009.

The information required by Item 10 regarding the Company’s directors is incorporated by reference from the information under the captions “Election of Directors” and “Security Ownership of Management and Directors” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2009.

The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2009.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The code of ethics is posted on the Investors section of the Company’s internet website found at www.emcinsurance.com.  In the event that the Company makes any amendments to, or grants any waivers from, a provision of the ethics policy that requires disclosure under applicable Securities and Exchange Commission rules, the Company intends to disclose such amendments or waivers and the reasons therefore on its website.

ITEM 11.	EXECUTIVE COMPENSATION.

See the information under the captions “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 19, 2009, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

See the information under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management and Directors” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 19, 2009, which information is incorporated herein by reference.

Information regarding securities authorized for issuance under equity compensation plans appears in Item 5 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See the information under the captions “Certain Relationships and Related Persons Transactions” and “Election of Directors” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 19, 2009, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

See the information under the caption “Independent Registered Public Accounting Firm’s Fees” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 19, 2009, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)       List of Financial Statements and Schedules

1.	Financial Statements
		Page
	Management’s Report on Internal Control Over Financial Reporting	92
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	93
	Report of Independent Registered Public Accounting Firm	94
	Consolidated Balance Sheets, December 31, 2008 and 2007	95
	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006	97
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006	98
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006	99
	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	100
	Notes to Consolidated Financial Statements	102

2.	Schedules
	Report of Independent Registered Public Accounting Firm	139
	Schedule I – Summary of Investments – Other Than Investments in Related Parties	140
	Schedule II – Condensed Financial Information of Registrant	141
	Schedule III – Supplementary Insurance Information	145
	Schedule IV - Reinsurance	146
	Schedule VI – Supplemental Information Concerning Property-Casualty Insurance Operations	147

All other schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in the notes to the consolidated financial statements or are not significant in amount.

3.	Management contracts and compensatory plan arrangements

	Exhibit 10.2.1	Summary of 2008 base salary compensation for the Company’s named executive officers.
	Exhibit 10.2.2	Summary of compensation for the Company’s non-employee directors.
	Exhibit 10.2.3	Senior Executive Compensation Bonus Program.
	Exhibit 10.2.4	Executive Contingent Salary Plan – EMC Reinsurance Company.
	Exhibit 10.3.1	Deferred Bonus Compensation Plan.
	Exhibit 10.3.2	Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan, as amended and restated.
	Exhibit 10.3.3	Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan II.
	Exhibit 10.3.4	Employers Mutual Casualty Company Non-Employee Directors’ Post-Service Benefits Plan.
	Exhibit 10.3.5	Employers Mutual Casualty Company Supplemental Retirement Plan.
	Exhibit 10.3.6	Employers Mutual Casualty Company Senior Executive Long Term Incentive Plan.
	Exhibit 10.3.7	Stock Appreciation Rights Agreement for William A. Murray.
	Exhibit 10.4.1	Employers Mutual Casualty Company 2008 Employee Stock Purchase Plan.
	Exhibit 10.4.2	Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan, as amended.
	Exhibit 10.4.3	2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan, as amended.
	Exhibit 10.4.4	1993 Employers Mutual Casualty Company Incentive Stock Option Plan, as amended.
	Exhibit 10.4.5	2003 Employers Mutual Casualty Company Incentive Stock Option Plan.
	Exhibit 10.4.6	2007 Employers Mutual Casualty Company Stock Incentive Plan.

(b)       Exhibits

3.	Articles of incorporation and by-laws:

	3.1	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2008.)

	3.2	By-Laws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 filed with the Company’s Form 10-K for the calendar year ended December 31, 2007.)

10.	Material contracts.

10.1.1
EMC Insurance Companies reinsurance pooling agreements between Employers Mutual Casualty Company and certain of its affiliated companies, as amended.  (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-K for the calendar year ended December 31, 2007.)

10.1.2
Restated Quota Share Reinsurance Retrocessional Agreement between Employers Mutual Casualty Company and EMC Reinsurance Company, effective January 1, 2006, as amended.  (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-K for the calendar year ended December 31, 2007.)

	10.2.1	Summary of 2008 base salary compensation for the Company’s named executive officers. (Incorporated by reference to the Company’s Form 8-K filed on March 13, 2008 under Item 5.02.)

	10.2.2	Summary of compensation for the Company’s non-employee directors. (Incorporated by reference to the Company’s Form 8-K filed on March 15, 2007 under Item 1.01.)

	10.2.3	Senior Executive Compensation Bonus Program (Incorporated by reference to Exhibit 99 filed with the Company’s Form 8-K on February 2, 2007 under Item 5.02.)

	10.2.4	Executive Contingent Salary Plan – EMC Reinsurance Company. (Incorporated by reference to Exhibit 99 filed with the Company’s Form 8-K on April 6, 2007 under Item 5.02.)

	10.3.1	Deferred Bonus Compensation Plan. (Incorporated by reference to Exhibit 10(d) filed with the Company’s Form 10-K for the calendar year ended December 31, 2004.)

10.3.2
Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan, as amended and restated.  (Incorporated by reference to Exhibit 10.8 filed with the Company’s Form 10-Q for the quarterly period ended September 30, 2008.)

10.3.3
Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan II.  (Incorporated by reference to Exhibit 10(w) filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2007.)

10.3.4
Employers Mutual Casualty Company Non-Employee Directors’ Post-Service Benefits Plan, as amended and restated.  (Incorporated by reference to Exhibit 10.10 filed with the Company’s Form 10- Q for the quarterly period ended September 30, 2008.)

	10.3.5	Employers Mutual Casualty Company Supplemental Retirement Plan. (Incorporated by reference to Exhibit 10.11 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2008.)

	10.3.6	Employers Mutual Casualty Company Senior Executive Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.25 filed with the Company’s Form 8-K on November 6, 2008 under Item 5.02.)

	10.3.7	Stock Appreciation Rights Agreement for William A. Murray. (Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 8-K on October 19, 2006 under item 1.01.)

10.4.1	Employers Mutual Casualty Company 2008 Employee Stock Purchase Plan. (Incorporated by reference to Registration No. 333-151299.)

10.4.2
Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan, as amended.  (Incorporated by reference to Exhibit 10.13 filed with the Company’s Form 10-K for the calendar year ended December 31, 2007.)

10.4.3
2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan, as amended.  (Incorporated by reference to Exhibit 10(j) filed with the Company’s Form 10-K for the calendar year ended December 31, 2005.)

10.4.4	1993 Employers Mutual Casualty Company Incentive Stock Option Plan, as amended. (Incorporated by reference to Registration Nos. 33-49337 and 333-45279.)

10.4.5	2003 Employers Mutual Casualty Company Incentive Stock Option Plan. (Incorporated by reference to Registration No. 333-103722 and 333-128315.)

10.4.6	2007 Employers Mutual Casualty Company Stock Incentive Plan. (Incorporated by reference to Registration No. 333-143457.)

10.4.7	EMC Insurance Group Inc. Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan. (Incorporated by reference to Registration No. 33-34499.)

10.5.1	Surplus Note – EMCASCO Insurance Company. (Incorporated by reference to Exhibit 10.19 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2008.)

10.5.2	Surplus Note – Illinois EMCASCO Insurance Company. (Incorporated by reference to Exhibit 10.20 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2008.)

10.5.3	Surplus Note – Dakota Fire Insurance Company. (Incorporated by reference to Exhibit 10.21 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2008.)

10.6.1	Investment Management Agreement. (Incorporated by reference to Exhibit 10.22 filed with the Company’s Form 10-K for the calendar year ended December 31, 2007.)

10.6.2
Services Agreement between Employers Mutual Casualty Company and EMC Insurance Group Inc.  (Incorporated by reference to Exhibit 10.23 filed with the Company’s Form 10-K for the calendar year ended December 31, 2007.)

10.6.3
Services Agreement between Employers Mutual Casualty Company and EMC Underwriters, LLC.  (Incorporated by reference to Exhibit 10.24 filed with the Company’s Form 10-K for the calendar year ended December 31, 2007.)

21.	Subsidiaries of the Registrant.

23.
Consent of Independent Registered Public Accounting Firm, with respect to Forms S-8 (Registration Nos. 33-49335, 33-49337, 333-104469, 333-45279, 333-103722, 333-128315, 333-143457 and 333-151299) and Form S-3 (Registration No. 33-34499).

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2009.

EMC INSURANCE GROUP INC.

/s/ Bruce G. Kelley
Bruce G. Kelley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2009.

/s/ Bruce G. Kelley
Bruce G. Kelley
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Mark E. Reese
Margaret A. Ball*
Director

/s/ Mark E. Reese
George C. Carpenter III*
Chairman of the Board

/s/ Mark E. Reese
David J. Fisher*
Director

/s/ Mark E. Reese
Raymond A. Michel*
Director

/s/ Mark E. Reese
Robert L. Howe*
Director

/s/ Mark E. Reese
Gretchen H. Tegeler*
Director

* by power of attorney

EMC Insurance Group Inc. and Subsidiaries

Index to Exhibits

Exhibit number	Item	Page number

21	Subsidiaries of the Registrant.	156

23	Consent of Independent Registered Public Accounting Firm.	157

24	Power of Attorney.	158

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	159

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	160

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	161

32.2	Certification of the Senior Vice President and Chief Financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	162