Form 10-Q
period 2009-03-31
EMC INSURANCE GROUP INC
filed 2009-05-08
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2009

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
☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common stock, $1.00 par value	13,234,967

Total pages   46

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost (fair value $539,087 and $572,852)	$496,890	$534,759
Securities available-for-sale, at fair value (amortized cost $763,449,522 and $821,306,951)	757,291,051	812,868,835
Fixed maturity securities on loan:
Securities available-for-sale, at fair value (amortized cost $27,981,564 and $8,923,745)	27,786,542	8,950,052
Equity securities available-for-sale, at fair value (cost $69,245,599 and $75,025,666)	80,828,070	88,372,207
Other long-term investments, at cost	62,260	66,974
Short-term investments, at cost	81,396,644	54,373,082
Total investments	947,861,457	965,165,909

Balances resulting from related party transactions with
Employers Mutual:
Reinsurance receivables	36,670,496	36,355,047
Prepaid reinsurance premiums	4,532,325	4,157,055
Deferred policy acquisition costs	34,143,377	34,629,429
Other assets	3,992,968	2,534,076

Cash	244,008	182,538
Accrued investment income	10,900,972	12,108,129
Accounts receivable	54,857	23,041
Income taxes recoverable	3,878,567	11,859,539
Deferred income taxes	34,044,564	30,819,592
Goodwill	941,586	941,586
Securities lending collateral	28,318,700	9,322,863
Total assets	$1,105,583,877	$1,108,098,804

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2009	2008
LIABILITIES
Balances resulting from related party transactions with
Employers Mutual:
Losses and settlement expenses	$564,021,001	$573,031,853
Unearned premiums	151,344,415	154,446,205
Other policyholders' funds	8,790,992	6,418,870
Surplus notes payable	25,000,000	25,000,000
Indebtedness to related party	10,303,458	20,667,196
Employee retirement plans	20,424,802	19,331,007
Other liabilities	11,198,347	16,964,452

Securities lending obligation	28,318,700	9,322,863
Total liabilities	819,401,715	825,182,446

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000shares; issued and outstanding, 13,234,967shares in 2009 and 13,267,668 shares in 2008	13,234,967	13,267,668
Additional paid-in capital	95,083,837	95,639,349
Accumulated other comprehensive loss	(9,497,664)	(9,930,112)
Retained earnings	187,361,022	183,939,453
Total stockholders' equity	286,182,162	282,916,358
Total liabilities and stockholders' equity	$1,105,583,877	$1,108,098,804

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

All balances presented below, with the exception of net investment income, realized investment losses, income tax expense (benefit) and other items specifically identified, are the result of related party transactions with Employers Mutual.

	Three months ended
	March 31,
	2009	2008
REVENUES
Premiums earned:
Related party transactions	$92,416,351	$94,977,785
Other transactions	38,197	-
Total premiums earned	92,454,548	94,977,785
Investment income, net	12,277,235	11,940,233
Realized investment losses	(8,592,310)	(2,911,977)
Other income	152,986	147,327
	96,292,459	104,153,368
LOSSES AND EXPENSES
Losses and settlement expenses	53,776,614	60,006,708
Dividends to policyholders	3,829,606	424,168
Amortization of deferred policy acquisition costs:
Related party transactions	22,006,861	22,511,097
Other transactions	3,845	-
Total amortization of deferred policy acquisition costs	22,010,706	22,511,097
Other underwriting expenses	9,130,283	9,119,465
Interest expense	225,000	214,375
Other expense	393,232	817,997
	89,365,441	93,093,810

Income before income tax expense	6,927,018	11,059,558

INCOME TAX EXPENSE (BENEFIT)
Current	4,580,982	2,707,765
Deferred	(3,457,827)	132,807
	1,123,155	2,840,572

Net income	$5,803,863	$8,218,986

Net income per common share -basic and diluted	$0.44	$0.60

Dividend per common share	$0.18	$0.18

Average number of common shares outstanding -basic and diluted	13,249,735	13,778,491

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2009	2008

Net income	$5,803,863	$8,218,986

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on investment securities, before deferred income tax benefit	(8,298,064)	(12,875,017)
Deferred income tax benefit	(2,904,323)	(4,506,257)
	(5,393,741)	(8,368,760)

Reclassification adjustment for realized investment losses included in net income, before income tax benefit	8,592,310	2,911,977
Income tax benefit	3,007,309	1,019,192
	5,585,001	1,892,785

Adjustment associated with Employers Mutual's retirement benefit plans, before deferred income tax expense (benefit):
Net actuarial loss	491,106	14,846
Prior service credit	(120,048)	(120,456)
	371,058	(105,610)
Deferred income tax expense (benefit)	129,870	(36,963)
	241,188	(68,647)

Other comprehensive income (loss)	432,448	(6,544,622)

Total comprehensive income	$6,236,311	$1,674,364

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,803,863	$8,218,986

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Balances resulting from related party transactions with Employers Mutual:
Losses and settlement expenses	(9,010,852)	(185,153)
Unearned premiums	(3,101,790)	(4,010,886)
Other policyholders' funds	2,372,122	(829,597)
Indebtedness to related party	(10,363,738)	6,308,447
Employee retirement plans	1,464,853	549,588
Reinsurance receivables	(315,449)	1,310,138
Prepaid reinsurance premiums	(375,270)	155,301
Commission payable	(6,057,634)	(7,858,007)
Interest payable	(450,925)	(558,125)
Prepaid assets	(1,781,688)	(2,206,079)
Deferred policy acquisition costs	486,052	554,311
Stock-based compensation plans	144,276	91,598
Other, net	991,257	(2,216,006)

Accrued investment income	1,207,157	117,701
Accrued income tax:
Current	7,980,971	2,707,754
Deferred	(3,457,827)	132,807
Realized investment losses	8,592,310	2,911,977
Accounts receivable	(31,816)	(1,734)
Amortization of premium/discount on fixed maturity securities	(54,136)	174,795
	(11,762,127)	(2,851,170)
Net cash provided by (used in) operating activities	$(5,958,264)	$5,367,816

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Three months ended March 31,
	2009	2008
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities held-to-maturity	$38,000	$11,557
Purchases of fixed maturity securities available-for-sale	(10,851,532)	(137,563,105)
Disposals of fixed maturity securities available-for-sale	47,561,685	215,672,865
Purchases of equity securities available-for-sale	(15,401,758)	(2,044,595)
Disposals of equity securities available-for-sale	14,732,977	2,672,892
Disposals of other long-term investments	4,714	8,754
Net purchases of short-term investments	(27,023,562)	(80,678,602)
Net cash provided by (used in) investing activities	9,060,524	(1,920,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Balances resulting from related party transactions with Employers Mutual:
Issuance of common stock through Employers
Mutual's incentive stock option plans	47,987	342,625
Dividends paid to Employers Mutual	(1,412,613)	(1,412,613)

Repurchase of common stock	(706,483)	(1,539,230)
Dividends paid to public stockholders	(969,681)	(1,067,034)
Net cash used in financing activities	(3,040,790)	(3,676,252)

NET INCREASE (DECREASE) IN CASH	61,470	(228,670)
Cash at the beginning of the year	182,538	262,963

Cash at the end of the quarter	$244,008	$34,293

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

The accompanying unaudited consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.  The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.  The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.

Certain amounts previously reported in prior years’ consolidated financial statements have been reclassified to conform to current year presentation.

In reading these financial statements, reference should be made to the Company’s 2008 Form 10-K or the 2008 Annual Report to Stockholders for more detailed footnote information.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted the requirements of SFAS 157 effective January 1, 2008, which resulted in additional disclosures, but no impact on operating results.  In October 2008, the FASB issued Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active,” which was followed in April 2009 by FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  Both of these FSPs are intended to clarify the application of SFAS 157 in markets that are not, at the measurement date, providing fair values representative of orderly transactions.  FSP FAS 157-3 was effective upon issuance.  Adoption of FSP FAS 157-3 did not have any effect on the consolidated financial position or operating results of the Company.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company did not elect to early adopt FSP FAS 157-4, and the impact of adopting this pronouncement is yet to be determined.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is intended to make the guidance for “other-than-temporary” impairments for debt securities more operational, and to improve the presentation and disclosure of “other-than-temporary” impairments on debt and equity securities in the financial statements.  FSP FAS 115-2 and FAS 124-2 amends the criteria for “other-than-temporary” impairment on debt securities and requires that credit losses be recognized through earnings and losses due to other factors be recognized in other comprehensive income.  In addition, this FSP introduces additional disclosure for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company did not elect to early adopt FSP FAS 115-2 and FAS 124-2, and the impact of adopting this pronouncement is yet to be determined.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosure in interim financial statements of the fair value disclosures required annually by SFAS 107 “Disclosure about Fair Value of Financial Statements.” This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 will result in additional disclosures, but will have no effect on the operating results of the Company.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which provides guidance on employers’ disclosures about plan assets of defined benefit pension or other postretirement plans.  This FSP is intended to address a lack of transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plans.  The plan asset disclosures required by this FSP are effective for fiscal years ending after December 15, 2009.  The adoption of FSP FAS 132(R)-1 will result in additional disclosures, but will have no effect on the operating results of the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” a replacement of SFAS No. 141, “Business Combinations”.  SFAS 141(R) retains the fundamental requirements of SFAS No. 141 in that the acquisition method of accounting (referred to as “purchase method” in SFAS 141) be used for all business combinations.  SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Adoption of this statement had no effect on the operating results of the Company.

3.	REINSURANCE

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months ended March 31, 2009 and 2008 is presented below.

	Three months ended March 31, 2009
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$54,564,407	$-	$54,564,407
Assumed from nonaffiliates	562,247	17,159,964	17,722,211
Assumed from affiliates	77,156,483	-	77,156,483
Ceded to nonaffiliates	(5,689,500)	(230,464)	(5,919,964)
Ceded to affiliates	(54,564,407)	-	(54,564,407)
Net premiums written	$72,029,230	$16,929,500	$88,958,730

Premiums earned
Direct	$55,527,894	$-	$55,527,894
Assumed from nonaffiliates	663,455	16,671,463	17,334,918
Assumed from affiliates	81,150,644	-	81,150,644
Ceded to nonaffiliates	(5,732,497)	(298,517)	(6,031,014)
Ceded to affiliates	(55,527,894)	-	(55,527,894)
Net premiums earned	$76,081,602	$16,372,946	$92,454,548

Losses and settlement expenses incurred
Direct	$29,894,442	$-	$29,894,442
Assumed from nonaffiliates	441,405	13,170,009	13,611,414
Assumed from affiliates	42,715,307	177,008	42,892,315
Ceded to nonaffiliates	(2,311,545)	(415,570)	(2,727,115)
Ceded to affiliates	(29,894,442)	-	(29,894,442)
Net losses and settlement expenses incurred	$40,845,167	$12,931,447	$53,776,614

	Three months ended March 31, 2008
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$52,059,552	$-	$52,059,552
Assumed from nonaffiliates	686,347	16,908,304	17,594,651
Assumed from affiliates	79,413,881	-	79,413,881
Ceded to nonaffiliates	(5,721,045)	(195,667)	(5,916,712)
Ceded to affiliates	(52,059,552)	-	(52,059,552)
Net premiums written	$74,379,183	$16,712,637	$91,091,820

Premiums earned
Direct	$51,705,611	$-	$51,705,611
Assumed from nonaffiliates	791,001	16,139,441	16,930,442
Assumed from affiliates	84,175,755	-	84,175,755
Ceded to nonaffiliates	(5,876,346)	(252,066)	(6,128,412)
Ceded to affiliates	(51,705,611)	-	(51,705,611)
Net premiums earned	$79,090,410	$15,887,375	$94,977,785

Losses and settlement expenses incurred
Direct	$32,591,427	$-	$32,591,427
Assumed from nonaffiliates	723,585	12,228,773	12,952,358
Assumed from affiliates	47,534,194	147,807	47,682,001
Ceded to nonaffiliates	(622,937)	(4,714)	(627,651)
Ceded to affiliates	(32,591,427)	-	(32,591,427)
Net losses and settlement expenses incurred	$47,634,842	$12,371,866	$60,006,708

Individual lines in the above tables are defined as follows:
•	“Direct” represents policies issued by the Company’s property and casualty insurance subsidiaries.
•
“Assumed from nonaffiliates” represents the Company’s property and casualty insurance subsidiaries’ pool participation percentage of involuntary business assumed by the pool participants pursuant to state law.  This line also includes business assumed by the reinsurance subsidiary through the quota share agreement, and, starting January 1, 2009, German-based business assumed by the reinsurance subsidiary outside the quota share agreement.

•
“Assumed from affiliates” represents the property and casualty insurance subsidiaries’ pool participation percentage of all the pool members’ direct business.  Losses and settlement expenses incurred also includes claim-related services provided by Employers Mutual that is allocated to the property and casualty insurance subsidiaries and the reinsurance subsidiary.

•
“Ceded to nonaffiliates” represents the Company’s property and casualty insurance subsidiaries’ pool participation percentage of ceded reinsurance agreements that provide protection to the pool and each of its participants.  This line also includes a limited amount of ceded reinsurance that is subject to the quota share agreement.

•	“Ceded to affiliates” represents the cession of the property and casualty insurance subsidiaries’ direct business to Employers Mutual under the terms of the pooling agreement.

4.	SEGMENT INFORMATION

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

Summarized financial information for the Company’s segments is as follows:

	Property and
Three months ended	casualty		Parent
March 31, 2009	insurance	Reinsurance	company	Consolidated
Premiums earned	$76,081,602	$16,372,946	$-	$92,454,548

Underwriting profit (loss)	3,756,572	(49,233)	-	3,707,339
Net investment income	9,219,519	3,045,049	12,667	12,277,235
Realized investment losses	(5,790,171)	(2,802,139)	-	(8,592,310)
Other income	152,986	-	-	152,986
Interest expense	225,000	-	-	225,000
Other expenses	231,134	(151,129)	313,227	393,232
Income (loss) before income tax expense (benefit)	$6,882,772	$344,806	$(300,560)	$6,927,018

Assets	$846,038,469	$257,097,014	$286,391,077	$1,389,526,560
Eliminations	-	-	(282,336,798)	(282,336,798)
Reclassifications	-	(1,605,885)	-	(1,605,885)
Net assets	$846,038,469	$255,491,129	$4,054,279	$1,105,583,877

	Property and
Three months ended	casualty		Parent
March 31, 2008	insurance	Reinsurance	company	Consolidated
Premiums earned	$79,090,410	$15,887,375	$-	$94,977,785

Underwriting profit (loss)	3,801,450	(885,103)	-	2,916,347
Net investment income	8,989,816	2,912,666	37,751	11,940,233
Realized investment losses	(2,058,927)	(853,050)	-	(2,911,977)
Other income	147,327	-	-	147,327
Interest expense	214,375	-	-	214,375
Other expenses	144,506	371,973	301,518	817,997
Income (loss) before income tax expense (benefit)	$10,520,785	$802,540	$(263,767)	$11,059,558

Assets	$897,384,586	$268,319,954	$358,850,934	$1,524,555,474
Eliminations	-	-	(352,297,787)	(352,297,787)
Reclassifications	(5,948)	(3,638,187)	-	(3,644,135)
Net assets	$897,378,638	$264,681,767	$6,553,147	$1,168,613,552

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three months ended March 31, 2009 and 2008, by line of business.

	Three months ended March 31,
	2009	2008
Property and casualty insurance segment
Commercial lines:
Automobile	$16,311,074	$17,521,033
Property	14,990,555	15,271,889
Workers' compensation	16,297,392	15,943,438
Liability	15,929,506	17,301,210
Other	2,216,866	2,174,160
Total commercial lines	65,745,393	68,211,730

Personal lines:
Automobile	5,619,224	5,725,151
Property	4,571,635	4,995,856
Liability	145,350	157,673
Total personal lines	10,336,209	10,878,680
Total property and casualty insurance	$76,081,602	$79,090,410

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$1,533,008	$2,186,556
Property	3,388,434	2,878,792
Marine/Aviation	107,184	221,062
Casualty	373,236	255,312
Crop	63,682	63,827
Total pro rata reinsurance	5,465,544	5,605,549

Excess-of-loss reinsurance:
Property	8,643,274	7,114,842
Casualty	2,274,430	3,167,343
Surety	(10,302)	(359)
Total excess-of-loss reinsurance	10,907,402	10,281,826
Total reinsurance	$16,372,946	$15,887,375

Consolidated	$92,454,548	$94,977,785

5.	INCOME TAXES

The actual income tax expense for the three months ended March 31, 2009 and 2008 differed from the “expected” income tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) primarily due to tax-exempt interest income.

The Company had no provision for uncertain tax positions at March 31, 2009 or 2008.  The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during the three months ended March 31, 2009 or 2008.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files U.S. federal tax returns, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005.

6.	EMPLOYEE RETIREMENT PLANS

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended
	March 31,
	2009	2008
Pension plans:
Service cost	$2,297,656	$2,180,977
Interest cost	2,569,411	2,350,250
Expected return on plan assets	(2,480,734)	(3,545,228)
Amortization of net actuarial loss	1,574,066	46,905
Amortization of prior service costs	113,074	113,640
Net periodic pension benefit cost	$4,073,473	$1,146,544

	Three months ended
	March 31,
	2009	2008
Postretirement benefit plans:
Service cost	$692,870	$709,539
Interest cost	1,070,393	1,000,177
Expected return on plan assets	(603,005)	(507,327)
Amortization of net actuarial loss	24,514	-
Amortization of prior service credit	(532,814)	(532,814)
Net periodic postretirement benefit cost	$651,958	$669,575

Net periodic pension benefit cost allocated to the Company amounted to $1,250,089 and $353,337 for the three months ended March 31, 2009 and 2008, respectively.  Net periodic postretirement benefit cost allocated to the Company amounted to $183,243 and $188,077 for the three months ended March 31, 2009 and 2008, respectively.

Employers Mutual plans to contribute approximately $2,800,000 to the VEBA trust and approximately $25,000,000 to the pension plan in 2009.  As of March 31, 2009, Employers Mutual has not made a contribution to the pension plan or the postretirement benefit plan’s VEBA trust.

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

The 1993 Plan and the 2003 Plan provide for awards of incentive stock options only, while the 2007 Plan provides for the awarding of performance shares, performance units, and other stock-based awards, in addition to qualified (incentive) and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units.  All three plans provide for a ten year time limit for granting options.  Options can no longer be granted under the 1993 Plan and no additional options will be granted under the 2003 Plan now that Employers Mutual is utilizing the 2007 Plan.  Options granted under the plans generally have a vesting period of five years, with options becoming exercisable in equal annual cumulative increments commencing on the first anniversary of the option grant.  Option prices cannot be less than the fair value of the common stock on the date of grant.

The Senior Executive Compensation and Stock Option Committee (the “Committee”) of Employers Mutual’s Board of Directors (the “Board”) grants the awards and is the administrator of the plans.  The Company’s Compensation Committee must consider and approve all awards granted to the Company’s senior executive officers.

The Company recognized compensation expense from these plans of $144,276 ($108,127 net of tax) and $82,238 ($79,755 net of tax) for the three months ended March 31, 2009 and 2008, respectively.  The Company recognized compensation expense of $9,360 ($6,084 net of tax) during the three months ended March 31, 2008, related to a separate stock appreciation rights agreement that is accounted for as a liability-classified award.  No compensation expense was recognized for this agreement during the three months ended March 31, 2009 due to the terms of the agreement.  During the first three months of 2009, 304,400 non-qualified stock options with tandem stock appreciation rights were granted under the 2007 Plan to eligible participants at a price of $18.865.  Up to one-half of the non-qualified stock options granted may be exercised as stock appreciation rights, but only if done in conjunction with the exercise of a non-qualified stock option.  During the three months ended March 31, 2009, 3,450 options were exercised under the plans at a price of $12.6875.

The weighted average fair value of options granted during the three months ended March 31, 2009 and 2008 amounted to $2.30 and $2.77, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted-average assumptions:

	2009	2008
Dividend yield	3.82%	3.07%
Expected volatility	22.7% - 43.8%	21.0% - 30.1%
Weighted-average volatility	35.24%	26.09%
Risk-free interest rate	0.38% - 2.81%	1.45% - 3.17%
Expected term (years)	0.25 - 6.30	0.25 - 6.25

The expected term of the options granted in 2009 was estimated using historical data that was adjusted to remove the effect of option exercises prior to the normal vesting period due to the retirement of the option holder.  The expected term of options granted to individuals who are, or will be, eligible to retire prior to the completion of the normal vesting period has been adjusted to reflect the potential accelerated vesting period.  This produced a weighted-average expected term of 2.6 years.

The expected volatility in the price of the underlying shares for the 2009 option grant was computed by using the historical average high and low monthly prices of the Company’s common stock for a period covering 6.3 years, which approximates the average term of the options and produced an expected volatility of 22.7 percent.  The expected volatility of options granted to individuals who are, or will be, eligible to retire prior to the completion of the normal vesting period was computed by using the historical average high and low daily, weekly, or monthly prices for the period approximating the expected term of those options.  This produced expected volatility ranging from 23.4 percent to 43.8 percent.

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities that were priced solely from broker quotes.  Since this is not an observable input, any fixed maturity security in the Company’s portfolio that is on this list is classified as a Level 3 fair value measurement.  At March 31, 2009, the Company did not hold any fixed maturity securities that were priced solely from broker quotes.

A small number of the Company’s securities are not priced by the independent pricing service.  These securities are reported as Level 3 fair value measurements, since no reliable observable inputs are used in their valuations.  The largest of these investments is the Class B shares of Insurance Services Office Inc. (ISO).  Prior to the fourth quarter of 2008, the Company reported this investment at the fair value obtained from the Securities Valuation Office (SVO) of the NAIC.  The SVO establishes a per share price for ISO Class B shares by averaging all Class B trades during the past year and reviewing the quarterly valuations of the Class A shares produced by a nationally recognized independent firm (the Class B shares were assigned a 40 percent marketability discount from the fair value of the Class A shares).  The SVO valuation is typically performed twice a year, and resulted in a fair value of $10,180,245 for the Class B shares held by the Company at December 31, 2007.  During the fourth quarter of 2008, the Company modified the valuation process for this investment by implementing a 20 percent marketability discount from the fair value of the Class A shares.  This reduction in the marketability discount was implemented in recognition of a Form S-1 filing made by ISO with the Securities and Exchange Commission during 2008 in preparation for a planned initial public offering.  At the completion of the initial public offering, ISO will continue to have two classes of stock; however, there will be a defined conversion plan that will result in all Class B shares being converted into Class A shares within 30 months.  As a result, the marketability discount associated with the Class B shares will be well below the 20 percent discount utilized by the Company at year-end.  In addition, the Company has a commitment from ISO that the offering price for the initial public offering will not be less than the fair value of the shares as determined by the nationally recognized independent firm.  Applying a 20 percent marketability discount to the third quarter valuation of the Class A shares performed by the nationally recognized independent firm resulted in a fair value of $14,965,502 for the Class B shares at December 31, 2008 and March 31, 2009.  The other equity security included in the Level 3 fair value measurement category continues to be reported at the fair value obtained from the SVO.  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements.  This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $3,641 at December 31, 2008 and March 31, 2009.

The remaining two securities not priced by the Company’s independent pricing service at March 31, 2009 are fixed maturity securities.  The two fixed maturity securities are classified as Level 2 fair value measurements and are carried at aggregate fair values of $7,245,646 at March 31, 2009 and $7,162,662 at December 31, 2008.  The fair values for these two fixed maturity securities were obtained from the Company’s investment custodian using an independent pricing service which utilizes similar pricing techniques as the Company’s independent pricing service.

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

The Company’s fixed maturity and equity securities available-for-sale, as well as short-term investments, are measured at fair value on a recurring basis.  No assets or liabilities are currently measured at fair value on a non-recurring basis.  Presented in the table below are the Company’s assets that are measured at fair value on a recurring basis, as of March 31, 2009.

	Fair value measurements at March 31, 2009 using
		Quoted prices in	Significant	Significant
		active markets for	other observable	unobservable
		identical assets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Fixed maturity securities available-for-sale	$785,077,593	$-	$785,077,593	$-
Equity securities available-for-sale	80,828,070	65,858,927	-	14,969,143
Short-term investments	81,396,644	81,396,644	-	-
	$947,302,307	$147,255,571	$785,077,593	$14,969,143

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009.  Any unrealized gains or losses on these securities would be recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities would be reported as realized investment gains or losses in net income.

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Fixed maturity
	securities	Equity securities
	available-for-sale	available-for-sale	Total

Balance at December 31, 2008	$-	$14,969,143	$14,969,143

Total unrealized gains included in other comprehensive income (loss)	-	-	-
Balance at March 31, 2009	$-	$14,969,143	$14,969,143

9.	CONTINGENT LIABILITIES

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

On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program. This program became effective immediately and does not have an expiration date.  The timing and terms of the purchases will be determined by management based on market conditions and will be conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock purchased under this program is being retired by the Company.  On October 31, 2008, the Company’s Board of Directors announced an extension of the stock repurchase program, authorizing an additional $10,000,000.  As of March 31, 2009, 601,119 shares of common stock had been repurchased at a cost of $14,968,727.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

The term “Company” is used below interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included under Item 1 of this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2008 Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides issuers the opportunity to make cautionary statements regarding forward-looking statements.  Accordingly, any forward-looking statement contained in this report is based on management’s current beliefs, assumptions and expectations of the Company’s future performance, taking into account all information currently available to management.  These beliefs, assumptions and expectations can change as the result of many possible events or factors, not all of which are known to management.  If a change occurs, the Company’s business, financial condition, liquidity, results of operations, plans and objectives may vary materially from those expressed in the forward-looking statements.  The risks and uncertainties that may affect the actual results of the Company include, but are not limited to, the following:
•	catastrophic events and the occurrence of significant severe weather conditions;
•	the adequacy of loss and settlement expense reserves;
•	state and federal legislation and regulations;
•	changes in the property and casualty insurance industry, interest rates or the performance of financial markets and the general economy;
•	rating agency actions;
•	“other-than-temporary” investment impairment losses; and
•	other risks and uncertainties inherent to the Company’s business, including those discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K.

Management intends to identify forward-looking statements when using the words “believe”, “expect”, “anticipate”, “estimate”, “project” or similar expressions.  Undue reliance should not be placed on these forward-looking statements.

COMPANY OVERVIEW

The Company, a 59.3 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance.

Property and casualty operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling approximately 82 percent of consolidated premiums earned during the first three months of 2009.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.

Reinsurance operations are conducted through EMC Reinsurance Company, and represented approximately 18 percent of consolidated premiums earned during the first three months of 2009.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies (subject to certain limited exceptions).  Effective January 1, 2009, EMC Reinsurance Company began writing Germany-based assumed reinsurance business on a direct basis as a result of regulatory changes in Germany.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.  The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

MANAGEMENT ISSUES AND PERSPECTIVES

The Company has historically reported on a quarterly basis the amount of development (both favorable and adverse) experienced on prior years’ reserves.  Because of the potential for confusion among investors regarding the perceived impact development has on the Company’s results of operations, management has determined that beginning in the second quarter, quarterly development amounts will not be disclosed.

To understand the rationale supporting this decision, it is necessary to have a proper understanding of the Company’s reserving process.  Management does not use accident year loss picks to establish the Company’s carried reserves.  Case loss and incurred but not reported (IBNR) reserves, as well as settlement expense reserves, are established independently of each other and added together to get the Company’s total loss and settlement expense reserve.  The Company’s reserving methodology was expanded during 2007 to include bulk case loss reserves.  These bulk reserves supplement the aggregate reserves of the individual claim files and are used to help maintain a consistent level of overall case loss reserve adequacy.

Case loss reserves are the individual reserves established for each reported claim based on the specific facts of each claim.  Individual case loss reserves are based on the probable, or most likely, outcome for each claim, with probable outcome defined as what is most likely to be awarded if the case were to be decided by a civil court in the applicable venue or, in the case of a workers’ compensation case, by that state’s Workers’ Compensation Commission.  Bulk case loss reserves are actuarially derived and are allocated to the various accident years on the basis of the underlying aggregated case loss reserves of the applicable lines of business.  IBNR and certain settlement expense reserves are established through an actuarial process for each line of business.  The IBNR and certain settlement expense reserves are allocated to the various accident years using historical claim emergence and settlement payment patterns; other settlement expense reserves are allocated to the various accident years on the basis of case and bulk loss reserves.  These components collectively comprise management’s best estimate of the loss and settlement expense reserve.

When an individual claim is settled, development occurs if the claim is settled for more or less than the carried reserve.  The impact that development associated with prior accident year individual case loss reserves has on the Company’s results of operations may be misinterpreted, however, because management monitors the overall adequacy of the case loss reserves on a quarterly basis and makes adjustments to the bulk case loss reserve, if necessary, to maintain a consistent level of overall case loss reserve adequacy.

Development associated with bulk reserves (i.e., IBNR reserves, bulk case loss reserves and settlement expense reserves) further complicates the issue because these reserves are established in total and are then allocated to the various accident years for financial reporting purposes. At each quarterly reporting date, a certain portion of these bulk reserves are re-allocated from prior accident years to the current accident year.  This re-allocation of the bulk reserves will generate development in each prior accident year’s results because the decrease in any prior accident year’s reserve amount will likely differ from the change in that prior accident year’s paid amount.  As a result, development resulting from the re-allocation of bulk reserves between accident years is merely a by-product of that process and does not have any impact on the Company’s combined ratio or results of operations, because the total amount of the bulk reserves has not changed.

It is management’s intention to continue to apply the current reserving methodology on a consistent basis.  For that reason and the reasons noted above, management believes that the composition of the Company’s underwriting results between the current and prior accident years creates potential for misinterpretation and, in any event, is not material or relevant to an understanding of the Company’s results of operations.  From management’s perspective, the more important issue is where the Company’s reserves fall within the range of actuarial indications.  In other words, if reserves are maintained at a consistent level of adequacy (and all else remains equal), then development should continue at roughly the same level in future years.  Therefore, the source of earnings (current or prior accident years) is not relevant.

CRITICAL ACCOUNTING POLICIES

The accounting policies considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2008
Form 10-K.

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended
	March 31,
($ in thousands)	2009	2008
Property and Casualty Insurance
Premiums earned	$76,082	$79,090
Losses and settlement expenses	40,845	47,635
Acquisition and other expenses	31,480	27,654
Underwriting profit	$3,757	$3,801

Loss and settlement expense ratio	53.7%	60.2%
Acquisition expense ratio	41.4%	35.0%
Combined ratio	95.1%	95.2%

Losses and settlement expenses:
Insured events of current year	$57,684	$61,361
Decrease in provision for insured events of prior years	(16,839)	(13,726)

Total losses and settlement expenses	$40,845	$47,635

Catastrophe and storm losses	$2,244	$5,648

	Three months ended
	March 31,
($ in thousands)	2009	2008
Reinsurance
Premiums earned	$16,373	$15,888
Losses and settlement expenses	12,932	12,372
Acquisition and other expenses	3,491	4,401
Underwriting loss	$(50)	$(885)

Loss and settlement expense ratio	79.0%	77.9%
Acquisition expense ratio	21.3%	27.7%
Combined ratio	100.3%	105.6%

Losses and settlement expenses:
Insured events of current year	$17,151	$14,535
Decrease in provision for insured events of prior years	(4,219)	(2,163)

Total losses and settlement expenses	$12,932	$12,372

Catastrophe and storm losses	$1,468	$82

	Three months ended
	March 31,
($ in thousands)	2009	2008
Consolidated
REVENUES
Premiums earned	$92,455	$94,978
Net investment income	12,277	11,940
Realized investment losses	(8,592)	(2,912)
Other income	153	148
	96,293	104,154
LOSSES AND EXPENSES
Losses and settlement expenses	53,777	60,007
Acquisition and other expenses	34,971	32,055
Interest expense	225	214
Other expense	393	818
	89,366	93,094

Income before income tax expense	6,927	11,060
Income tax expense	1,123	2,841
Net income	$5,804	$8,219

Net income per share	$0.44	$0.60

Loss and settlement expense ratio	58.2%	63.2%
Acquisition expense ratio	37.8%	33.7%
Combined ratio	96.0%	96.9%

Losses and settlement expenses:
Insured events of current year	$74,835	$75,896
Decrease in provision for insured events of prior years	(21,058)	(15,889)

Total losses and settlement expenses	$53,777	$60,007

Catastrophe and storm losses	$3,712	$5,730

The Company reported net income of $5,804,000 ($0.44 per share) for the three months ended March 31, 2009, compared to $8,219,000 ($0.60 per share) for the same period in 2008.  This decline in net income is primarily attributed to a significant increase in “other-than-temporary” investment impairment losses, which totaled  $8,357,000 ($0.41 per share after tax) in the first quarter of 2009 compared to $2,902,000 ($0.14 per share after tax) in the first quarter of 2008.  The large increase in investment impairment losses was partially offset by a decline in catastrophe and storm losses, which totaled $3,712,000 ($0.18 per share after taxes) in the first quarter of 2009, compared to $5,730,000 ($0.27 per share after taxes) in the first quarter of 2008.

Premiums Earned

Premiums earned decreased 2.7 percent to $92,455,000 for the three months ended March 31, 2009 from $94,978,000 for the same period in 2008.  This decrease is primarily attributed to the moderate, but steady, decline in the property and casualty insurance segment’s overall premium rate levels that has occurred during the past few years as a result of competitive market conditions associated with the current soft market.  Premium rates showed some signs of stabilization toward the end of 2008 and that trend continued in the first quarter of 2009.  Management expects premium rates to begin firming during the second half of 2009 due to the large decline in capital experienced by the insurance industry  in 2008 and ongoing uncertainty of future investment returns; however, due to the lagging effect of prior rate level reductions the Company’s overall premium rate level is expected to decline approximately 3.5 percent in 2009.

Premiums earned for the property and casualty insurance segment decreased 3.8 percent to $76,082,000 for the three months ended March 31, 2009 from $79,090,000 for the same period in 2008.  This decrease in premium income is primarily the result of the continued decline in overall premium rate levels.  Other contributing factors are the lack of growth in insured exposures that has resulted from the economic recession and strategic decisions to reduce the Company’s personal lines presence in certain territories.  New business policy counts are mixed for the first three months of 2009 as compared to 2008, with commercial lines down 9.9 percent and personal lines up 19.2 percent; however, both commercial lines and personal lines new business premium increased (4.1 percent and 18.8 percent, respectively).  The growth in personal lines new business premium is occurring in selected territories which management has identified as having greater profit potential.  Retention rates remain above industry standards, with commercial lines declining slightly to 86.1 percent, and personal auto and property increasing to 88.3 percent and 86.8 percent, respectively.  During the first three months of 2009, new business premium was not sufficient to offset the premium lost from declining rate levels and business not retained, resulting in a 3.2 percent decline in written premiums.

Premiums earned for the reinsurance segment increased 3.1 percent to $16,373,000 for the three months ended March 31, 2009 from $15,888,000 for the same period in 2008.  This increase is primarily associated with a moderate increase in reinsurance premium rates, an increase in reinstatement premium income and the addition of a few new accounts.  These increases were largely offset by a decline in business assumed from the Mutual Reinsurance Bureau (MRB) pool and a decrease in the estimate of earned but not reported (EBNR) premiums.  Due to the loss of capital in the insurance industry from the economic recession, reinsurance premium rates have firmed (somewhat quicker than the firming in direct insurance premium rates) and the reinsurance segment obtained moderate increases on most of its renewals during the January 1st renewal season.

Losses and settlement expenses

Losses and settlement expenses decreased 10.4 percent to $53,777,000 for the three months ended March 31, 2009 from $60,007,000 for the same period in 2008.  The loss and settlement expense ratio decreased to 58.2 percent for the three months ended March 31, 2009 from 63.2 percent for the same period in 2008.  The decrease in the loss and settlement expense ratio is attributed to a decline in catastrophe and storm losses to more normal levels (catastrophe and storm losses were elevated in each of the first three quarters of 2008 due to record storm activity) and improvements in the workers’ compensation and other commercial liability results for the property and casualty insurance segment.  Partially offsetting these declines is the continued upward pressure on the loss and settlement expense ratio from past premium rate declines becoming earned.

The loss and settlement expense ratio for the property and casualty insurance segment decreased to 53.7 percent for the three months ended March 31, 2009 from 60.2 percent for the same period in 2008.  A return to more normal levels of catastrophe and storm losses and improved results in the workers’ compensation and other commercial liability lines of business are the primary drivers of this improvement.  Catastrophe and storm losses added 2.9 percentage points to the loss and settlement expense ratio during the first quarter of 2009 as compared to 7.1 percentage points for the same period in 2008.  Past premium rate declines are estimated to have increased the loss and settlement expense ratio by approximately 2.4 percentage points in the first quarter of 2009, compared to approximately 4.0 percentage points in the first quarter of 2008.  Average claim frequency and severity were mixed for the first quarter of 2009, with average claim frequency down slightly and average claim severity up approximately 2 percentage points.

The loss and settlement expense ratio for the reinsurance segment increased to 79.0 percent for the three months ended March 31, 2009 from 77.9 percent for the same period in 2008.  This increase reflects an increase in the amount of large losses reported through excess per risk contracts, which is consistent with industry trends being experienced.  Higher catastrophe and storm losses are also contributing to the increase in the loss and settlement expense ratio including, most notably, reported losses from two Kentucky storm events.

Acquisition and other expenses

Acquisition and other expenses increased 9.1 percent to $34,971,000 for the three months ended March 31, 2009 from $32,055,000 for the same period in 2008.  The acquisition expense ratio increased to 37.8 percent for the three months ended March 31, 2009 from 33.7 percent for the same period in 2008.  This increase is attributed to the property and casualty insurance segment and primarily reflects higher expenses for policyholder dividends and postretirement benefits.  A decline in commission and contingent commission expenses in the reinsurance segment partially offset the increase in expenses in the property and casualty insurance segment.

For the property and casualty insurance segment, the acquisition expense ratio increased to 41.4 percent for the three months ended March 31, 2009 from 35.0 percent for the same period in 2008.  This increase is primarily attributed to higher expenses for policyholder dividends and postretirement benefits, which were partially offset by a decline in agents’ contingent commission expense.  The increase in policyholder dividend expense is largely due to increases in the estimated dividend payable on several of the Company’s safety dividend groups and an increase in the estimated aggregate total dividends payable on individual workers’ compensation policies.  The increase in postretirement benefits expense is due to a significant increase in the amount of actuarial losses being amortized and a decrease in the expected return on plan assets, both resulting from the severe decline in the financial markets during 2008.

For the reinsurance segment, the acquisition expense ratio decreased to 21.3 percent for the three months ended March 31, 2009 from 27.7 percent for the same period in 2008.  The relatively high ratio in the first quarter of 2008 was caused by an increase in the estimate of commission expense on earned but not reported premiums.  The ratio for the first quarter of 2009 reflects a decline in contingent commissions.

Investment results

Net investment income increased 2.8 percent to $12,277,000 for the three months ended March 31, 2009 from $11,940,000 for the same period in 2008.  This increase is primarily associated with the purchase of high quality commercial and residential mortgage-back securities at significantly discounted prices and the redeployment of over $165 million of proceeds from called U.S. Government Agency securities into higher yielding corporate securities during 2008.  During the first quarter of 2009, the Company again experienced a high level of call activity on its U.S. Government Agency securities as a result of the low interest rate environment.  The proceeds from these called securities are being invested in short-term securities until attractive long-term opportunities can be identified.

The Company reported net realized investment losses of $8,592,000 and $2,912,000 for the three months ended March 31, 2009 and 2008, respectively.  These losses are primarily comprised of “other-than-temporary” investment impairment losses totaling $8,357,000 on 24 equity securities and one fixed maturity security in 2009, and $2,902,000 on 13 equity securities in 2008.  The impairment losses on the equity securities are a result of the severe and prolonged turmoil in the financial markets.  The impairment loss on the fixed maturity security ($2,220,000) is attributed to a bankruptcy filing made by Great Lakes Chemical Corporation, now known as Chemtura Corporation.

The total rate of return on the Company’s equity portfolio for the first three months of 2009 was negative 8.9 percent, compared to a negative 11.0 percent for the S&P 500.  The current annualized yield on the bond portfolio is 5.3 percent and the effective duration is 5.47 years, which are down from 5.6 percent and 5.57 years at December 31, 2008.

Income tax

Income tax expense decreased 60.5 percent to $1,123,000 for the three months ended March 31, 2009 from $2,841,000 for the same period in 2008.  The effective tax rate for the three months ended March 31, 2009 was 16.2 percent, compared to 25.7 percent for the same period in 2008.  The fluctuation in the effective tax rate reflects the change in pre-tax income earned during these periods relative to the amount of tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had negative cash flows from operations of $5,958,000 during the first three months of 2009 compared to positive cash flows of $5,368,000 for the same period in 2008.  The negative cash flows of 2009 are largely due to the settlement of the pooling and quota share agreements’ intercompany balances from year-end 2008, which included higher paid losses associated with 2008 storms.  The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity.  When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies.  In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs.  As of March 31, 2009, the Company did not have any significant variations between the maturity dates of its investments and the expected payments of its loss and settlement expense reserves.

The Company is a holding company whose principal asset is its investment in its insurance subsidiaries.  As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet all obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase program.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2009 without prior regulatory approval is approximately $28,449,000.  The Company received $4,000,000 and $8,250,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $2,382,000 and $2,480,000 in the first three months of 2009 and 2008, respectively.  There was a large increase in dividends received from the insurance company subsidiaries during 2008 to fund the Company’s $15,000,000 stock repurchase program.  On October 31, 2008, the Company’s Board of Directors announced an extension of the stock repurchase program, authorizing an additional $10,000,000.  This extension will likely necessitate the dividend of additional funds from the insurance company subsidiaries to the holding company in 2009.

The Company’s insurance company subsidiaries must have adequate liquidity to ensure that their cash obligations are met; however, because of their participation in the pooling agreement and the quota share agreement, they do not have the daily liquidity concerns normally associated with an insurance or reinsurance company.  This is because under the terms of the pooling and quota share agreements, Employers Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the Company’s reinsurance subsidiary, and then settles the inter-company balances generated by these transactions with the participating companies within 45 days after the end of each quarter.

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

The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to pay claims and expenses.  At March 31, 2009, approximately 32 percent of the Company’s fixed maturity securities were in U.S. government or U.S. government-sponsored agency securities.  This is down from approximately 35 percent at December 31, 2008 due to a significant amount of call activity on the Company’s U.S. government agency securities that occurred during the first quarter of 2009 due to the low interest rate environment.  The proceeds from these called securities are being invested in short-term securities until attractive long-term opportunities can be identified.  A variety of maturities are maintained in the Company’s portfolio to assure adequate liquidity.  The maturity structure of the fixed maturity securities is also established by the relative attractiveness of yields on short, intermediate and long-term securities.  The Company does not invest in high-yield, non-investment grade debt securities.  Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

The Company considers itself to be a long-term investor and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At March 31, 2009 and December 31, 2008, the Company had net unrealized holding losses, net of deferred taxes, on fixed maturity securities available-for-sale of $4,130,000 and $5,468,000, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries for corporate and U.S. government-sponsored agency securities and the “other-than-temporary” investment impairment loss recognized on Chemtura Corporation fixed maturity securities.  Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments is not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

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

The Company participates in a securities lending program administered by Mellon Bank, N.A. whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time.  The Company receives a fee for each security loaned out under this program and requires initial collateral equal to 102 percent of the fair value of the loaned securities.  The collateral is primarily cash, but other forms of collateral are occasionally accepted, including letters of credit or U.S. Treasury securities.  The cash collateral is invested in a Delaware business trust that is managed by Mellon Bank.  In this trust, cash collateral funds of the Company are pooled with cash collateral funds of other security lenders administered by Mellon Bank, and these funds are invested in securities with high credit quality standards, maturity restrictions, and liquidity levels consistent with the short-term nature of securities lending transactions.  The acceptable investments include time deposits, commercial paper, floating rate notes, asset-backed floating rate notes, and repurchase agreements.  The earnings from this trust are used, in part, to pay the fee the Company receives for each security loaned under the program.  The Company has a slight risk of a minor loss associated with the collateral pool if the aggregate fair value of the collateral pool were to decline below the aggregate liability represented by the collateral, assuming all securities loaned and backed by the collateral pool were returned.  The Company had securities on loan with a fair value of $27,787,000 and $8,950,000 at March 31, 2009 and December 31, 2008, respectively.  Collateral held in connection with these loaned securities totaled $28,319,000 and $9,323,000 at March 31, 2009 and December 31, 2008, respectively.  Fluctuations in securities on loan are due to changes in demand for the type of securities the Company makes available to the program (primarily U.S. government agencies, U.S. treasuries and corporate bonds).

The Company held $62,000 and $67,000 in minority ownership interests in limited partnerships and limited liability companies at March 31, 2009 and December 31, 2008, respectively.  The Company does not hold any other unregistered securities.

The Company’s cash balance was $244,000 and $183,000 at March 31, 2009 and December 31, 2008, respectively.

During the first three months of 2009, Employers Mutual made no contributions to either the pension plan or the postretirement benefit plans.  In 2009, Employers Mutual expects to make contributions totaling $25,000,000 to the pension plan and $2,800,000 to the postretirement benefit plans.

Employers Mutual contributed $15,000,000 to its pension plan and $12,200,000 to its postretirement benefit plans in 2008.  During the first three months of 2008, Employers Mutual made no contributions to either the pension plan or the postretirement benefit plans.  The Company reimbursed Employers Mutual $4,555,000 for its share of the 2008 pension contribution (no reimbursement was paid in the first three months of 2008) and $3,495,000 for its share of the 2008 postretirement benefit plans contribution (no reimbursement was paid in the first three months of 2008).

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at March 31, 2009.

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

The Company’s total cash and invested assets at March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009
			Percent of
	Amortized	Fair	Total	Carrying
($ in thousands)	Cost	Value	Fair Value	Value
Fixed maturity securities held-to-maturity	$497	$539	0.1%	$497
Fixed maturity securities available-for-sale	791,431	785,078	82.8%	785,078
Equity securities available-for-sale	69,246	80,828	8.5%	80,828
Cash	244	244	-	244
Short-term investments	81,397	81,397	8.6%	81,397
Other long-term investments	62	62	-	62
	$942,877	$948,148	100.0%	$948,106

	December 31, 2008
			Percent of
	Amortized	Fair	Total	Carrying
($ in thousands)	Cost	Value	Fair Value	Value
Fixed maturity securities held-to-maturity	$535	$573	0.1%	$535
Fixed maturity securities available-for-sale	830,231	821,819	85.1%	821,819
Equity securities available-for-sale	75,026	88,372	9.2%	88,372
Cash	182	182	-	182
Short-term investments	54,373	54,373	5.6%	54,373
Other long-term investments	67	67	-	67
	$960,414	$965,386	100.0%	$965,348

The amortized cost and estimated fair value of fixed maturity and equity securities at March 31, 2009 were as follows:

	Held-to-Maturity
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
Mortgage-backed securities	$497	$42	$-	$539
Total securities held-to-maturity	$497	$42	$-	$539

	Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
U.S. treasury securities	$4,733	$393	$-	$5,126
U.S. government-sponsored agencies	248,534	2,837	12	251,359
Obligations of states and political subdivisions	299,482	9,332	4,657	304,157
Mortgage-backed securities	70,178	2,201	5,968	66,411
Corporate securities	161,943	2,663	13,105	151,501
Debt securities issued by foreign governments	6,561	4	41	6,524
Total fixed maturity securities	791,431	17,430	23,783	785,078

Common stocks	59,746	19,233	2,791	76,188
Non-redeemable preferred stocks	9,500	-	4,860	4,640
Total equity securities	69,246	19,233	7,651	80,828
Total securities available-for-sale	$860,677	$36,663	$31,434	$865,906

The Company’s equity portfolio is diversified across a large range of industry sectors and is managed by Harris Bank, N.A. for a fee that is based on total assets under management.  As of March 31, 2009, the equity portfolio was invested in the following industry sectors:

Percent of
equity
Industry sectors:	portfolio
Financial services	26.4%
Information technology	16.6
Energy	8.9
Healthcare	14.4
Consumer Staples	9.7
Consumer Discretionary	9.6
Telecommunications services	6.3
Other	8.1
100.0%

The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual.  Effective February 1, 2008, the interest rate on these surplus notes was increased from 3.09 percent to 3.60 percent.  Future reviews of the interest rate will be conducted by the Inter-Company Committees of the Boards of Directors of the Company and Employers Mutual every five years.  Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $225,000 and $214,000 during the first three months of 2009 and 2008, respectively.  At December 31, 2008, EMCASCO Insurance Company and Illinois EMCASCO Insurance Company received approval for the payment of interest accrued on the surplus notes during 2008, while Dakota Fire Insurance Company did not receive the necessary approval.

As of March 31, 2009, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations

The Company recorded “other-than-temporary” investment impairment losses totaling $8,357,000 on 24 equity securities and one fixed maturity security in 2009, and $2,902,000 on 13 equity securities in 2008.  The impairment loss on the fixed maturity security ($2,220,000) is attributed to a bankruptcy filing made by Great Lakes Chemical Corporation, now known as Chemtura Corporation.  The impairment losses on the equity securities reflect the severe and prolonged turmoil in the financial markets.

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

During the second quarter of 2008, management evaluated and implemented a new investment strategy targeting high-quality residential mortgage-backed securities.  This investment strategy, which is being administered by Harris Investment Management, Inc., was designed to take advantage of the liquidity-induced market dislocation that existed in the securitized residential mortgage marketplace and targeted AAA rated residential mortgage-backed securities (no securities backed by subprime mortgages were purchased).  The investments have been diversified with respect to key risk factors (such as vintage, originator and geography).

At March 31, 2009, the Company had unrealized losses on available-for-sale securities as presented in the table below.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities.  Based on these factors, and the Company’s ability and intent to hold the securities until recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at March 31, 2009.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $20,432,000, net of tax; however, the Company’s financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of March 31, 2009.

March 31, 2009	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities	value	losses	value	losses	value	losses
U.S. government-sponsored agencies	$8,939	$12	$-	$-	$8,939	$12
Obligations of states and political subdivisions	76,607	2,301	20,058	2,356	96,665	4,657
Mortgage-backed securities	34,639	5,968	-	-	34,639	5,968
Debt securities issued by foreign governments	5,520	41	-	-	5,520	41
Corporate securities	62,550	5,705	26,902	7,400	89,452	13,105
Subtotal, fixed maturity securities	188,255	14,027	46,960	9,756	235,215	23,783

Common stocks	27,217	2,791	-	-	27,217	2,791
Non-redeemable preferred stocks	658	842	3,982	4,018	4,640	4,860
Subtotal, equity securities	27,875	3,633	3,982	4,018	31,857	7,651
Total temporarily impaired securities	$216,130	$17,660	$50,942	$13,774	$267,072	$31,434

All non-investment grade fixed maturity securities held at March 31, 2009 (US Freightways Corporation, American Airlines, Chemtura Corporation, and four residential mortgage-backed securities issued by Countrywide, First Horizon, JP Morgan Chase, and Washington Mutual) had an aggregate unrealized loss of $2,290,000.  The Company does not purchase non-investment grade securities.  Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.  The four residential mortgage-backed securities that are new to this list (aggregate unrealized loss of $1,550,000) were a part of the 2008 investment strategy that targeted high-quality residential mortgage-backed securities.  The Chemtura Corporation fixed maturity securities were written down through an “other-than-temporary” impairment loss during the first quarter of 2009, and as a result were not in an unrealized loss position at March 31, 2009.

Following is a schedule of gross realized losses recognized in the first quarter of 2009 from the sale of securities and from “other-than-temporary” investment impairments.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.  This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc.  Fixed maturity securities are generally held until maturity.

	Three months ended March 31, 2009
	Realized losses from sales			"Other-than-	Total
			Gross	temporary"	gross
	Book	Sales	realized	impairment	realized
($ in thousands)	value	price	losses	losses	losses
Fixed maturity securities:
Three months or less	$-	$-	$-	$-	$-
Over three months to six months	-	-	-	-	-
Over six months to nine months	-	-	-	2,220	2,220
Over nine months to twelve months	-	-	-	-	-
Over twelve months	-	-	-	-	-
	-	-	-	2,220	2,220
Equity securities:
Three months or less	3,353	2,796	557	2,087	2,644
Over three months to six months	3,447	2,699	748	1,583	2,331
Over six months to nine months	1,014	758	256	1,996	2,252
Over nine months to twelve months	-	-	-	-	-
Over twelve months	330	281	49	471	520
	8,144	6,534	1,610	6,137	7,747
	$8,144	$6,534	$1,610	$8,357	$9,967

The “other-than-temporary” impairment losses on fixed maturity securities are entirely from the impairment of Chemtura Corporation fixed maturity securities.  The realized losses associated with securities that had been in an unrealized loss position for over twelve months are primarily from “other-than-temporary” impairment losses recognized on two equity securities.

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

The following table reflects the Company’s contractual obligations as of March 31, 2009.  Included in the table are the estimated payments that the Company expects to make in the settlement of its loss reserves and with respect to its long-term debt.  One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All lease costs are included as expenses under the pooling agreement, after allocation of the portion of these expenses to the subsidiaries that do not participate in the pool.  The table reflects the Company’s current 30.0 percent aggregate participation in the pooling agreement.  The Company’s contractual obligation for long-term debt did not change from that presented in the Company’s 2008 Form 10-K.

	Payments due by period
		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
Contractual obligations	($ in thousands)
Loss and settlement expense reserves (1)	$564,021	$218,897	$204,965	$79,583	$60,576
Long-term debt (2)	25,000	-	-	-	25,000
Interest expense on
long-term debt (3)	9,213	1,113	1,800	1,800	4,500
Real estate operating leases	6,853	890	2,881	1,350	1,732
Total	$605,087	$220,900	$209,646	$82,733	$91,808

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

(3)
Interest expense on long-term debt reflects the interest expense on the surplus notes issued by the Company’s property and casualty insurance subsidiaries to Employers Mutual.  Interest on the surplus notes is subject to approval by the issuing company’s state of domicile.  The balance shown under the heading “More than 5 years” represents interest expense for years six through ten.  Since the surplus notes have no maturity date, total interest expense could be greater than the amount shown.  Dakota Fire was not granted approval to pay its 2008 surplus note interest at the end of 2008.  The table above assumes such approval will be granted at the end of 2009 (for both its 2008 and 2009 interest) and annually thereafter.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow these assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $1,305,000 and $1,506,000 and related premium tax offsets of $1,350,000 and $936,000 have been accrued as of March 31, 2009 and December 31, 2008, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ a worker with a pre-existing disability.  Estimated second-injury fund assessments of $1,612,000 and $1,576,000 have been accrued as of March 31, 2009 and December 31, 2008, respectively.  The second injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of these annuities was $1,882,000 at December 31, 2008.  The Company has a contingent liability of $1,882,000 at December 31, 2008 should the issuers of the annuities fail to perform under the terms of the annuities.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.  The Company’s share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries’ aggregate policyholders’ surplus.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted the requirements of SFAS 157 effective January 1, 2008, which resulted in additional disclosures, but no impact on operating results.  In October 2008, the FASB issued Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active,” which was followed in April 2009 by FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  Both of these FSPs are intended to clarify the application of SFAS 157 in markets that are not, at the measurement date, providing fair values representative of orderly transactions.  FSP FAS 157-3 was effective upon issuance.  Adoption of FSP FAS 157-3 did not have any effect on the consolidated financial position or operating results of the Company.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company did not elect to early adopt FSP FAS 157-4, and the impact of adopting this pronouncement is yet to be determined.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is intended to make the guidance for “other-than-temporary” impairments for debt securities more operational, and to improve the presentation and disclosure of “other-than-temporary” impairments on debt and equity securities in the financial statements.  FSP FAS 115-2 and FAS 124-2 amends the criteria for “other-than-temporary” impairment on debt securities and requires that credit losses be recognized through earnings and losses due to other factors be recognized in other comprehensive income.  In addition, this FSP introduces additional disclosure for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company did not elect to early adopt FSP FAS 115-2 and FAS 124-2, and the impact of adopting this pronouncement is yet to be determined.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosure in interim financial statements of the fair value disclosures required annually by SFAS 107 “Disclosure about Fair Value of Financial Statements.” This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 will result in additional disclosures, but will have no effect on the operating results of the Company.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which provides guidance on employers’ disclosures about plan assets of defined benefit pension or other postretirement plans.  This FSP is intended to address a lack of transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plans.  The plan asset disclosures required by this FSP are effective for fiscal years ending after December 15, 2009.  The adoption of FSP FAS 132(R)-1 will result in additional disclosures, but will have no effect on the operating results of the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” a replacement of SFAS No. 141, “Business Combinations”.  SFAS 141(R) retains the fundamental requirements of SFAS No. 141 in that the acquisition method of accounting (referred to as “purchase method” in SFAS 141) be used for all business combinations.  SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Adoption of this statement had no effect on the operating results of the Company.

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

Further analysis of the components of the Company’s market risk (including interest rate risk, equity price risk, credit quality risk, and prepayment risk) can be found in the Company’s 2008 Form 10-K.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended March 31, 2009:

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs		(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2 & 3)

1/1/09 - 1/31/09	13,924	(1)	$21.40	9,036	(2)	$15,047,490

2/1/09 - 2/28/09	26,576	(1)	19.82	26,520	(2)	14,521,834

3/1/09 - 3/31/09	1,470	(1)	22.14	-	(2)	14,521,834

Total	41,970		$20.43	35,556

(1) 15, 56 and 1,470 shares were purchased in the open market in January, February and March, respectively, to fulfill the Company’s obligations under its dividend reinvestment and common stock purchase plan.  4,873 shares were purchased in the open market during January under Employers Mutual Casualty Company’s employee stock purchase plan.

(2) On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program and on October 31, 2008, announced an extension of the program, authorizing an additional $10,000,000.  This purchase program was effective immediately and does not have an expiration date.  A total of $10,031,273 remains available in this plan for the purchase of additional shares.

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

ITEM 6.	EXHIBITS

10.2.3	Senior Executive Compensation Bonus Program (Incorporated by reference to Exhibit 99 filed with the Company’s Form 8-K on February 5, 2009 under Item 5.02.)

10.4.1
Employers Mutual Casualty Company Amended and Restated 2008 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.4.1 filed with the Company’s Form 8-K on March 24, 2009 under Item 8.01.)

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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2009.

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit number	Item	Page number

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	43

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	44

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	45

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	46