Form 10-Q
period 2009-06-30
EMC INSURANCE GROUP INC
filed 2009-08-07
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒
Non accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common stock, $1.00 par value	13,241,205

Total pages  58

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost (fair value $506,763 and $572,852)	$462,077	$534,759
Securities available-for-sale, at fair value (amortized cost $763,299,308 and $821,306,951)	771,346,101	812,868,835
Fixed maturity securities on loan:
Securities available-for-sale, at fair value (amortized cost $22,844,456 and $8,923,745)	23,296,381	8,950,052
Equity securities available-for-sale, at fair value (cost $70,433,905 and $75,025,666)	91,138,757	88,372,207
Other long-term investments, at cost	57,546	66,974
Short-term investments, at cost	115,804,852	54,373,082
Total investments	1,002,105,714	965,165,909

Balances resulting from related party transactions with
Employers Mutual:
Reinsurance receivables	33,986,093	36,355,047
Prepaid reinsurance premiums	4,358,746	4,157,055
Deferred policy acquisition costs	35,180,992	34,629,429
Other assets	2,894,716	2,534,076

Cash	219,774	182,538
Accrued investment income	10,128,567	12,108,129
Deferred policy acquisition costs	4,331	-
Accounts receivable	258,581	23,041
Income taxes recoverable	3,485,219	11,859,539
Deferred income taxes	25,099,680	30,819,592
Goodwill	941,586	941,586
Securities lending collateral	24,082,180	9,322,863
Total assets	$1,142,746,179	$1,108,098,804

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2009	2008
LIABILITIES
Balances resulting from related party transactions with
Employers Mutual:
Losses and settlement expenses	$560,571,821	$573,031,853
Unearned premiums	154,036,757	154,446,205
Other policyholders' funds	8,697,986	6,418,870
Surplus notes payable	25,000,000	25,000,000
Indebtedness to related party	8,964,127	20,667,196
Employee retirement plans	21,332,191	19,331,007
Other liabilities	32,691,818	16,964,452

Unearned premiums	21,655	-
Securities lending obligation	24,082,180	9,322,863
Total liabilities	835,398,535	825,182,446

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 13,238,284 shares in 2009 and 13,267,668 shares in 2008	13,238,284	13,267,668
Additional paid-in capital	95,193,211	95,639,349
Accumulated other comprehensive income (loss)	6,327,009	(9,930,112)
Retained earnings	192,589,140	183,939,453
Total stockholders' equity	307,347,644	282,916,358
Total liabilities and stockholders' equity	$1,142,746,179	$1,108,098,804

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

All balances presented below, with the exception of net investment income, realized investment losses, income tax expense (benefit) and other items specifically identified, are the result of related party transactions with Employers Mutual.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES
Premiums earned:
Related party transactions	$96,093,871	$96,617,696	$188,510,222	$191,595,481
Other transactions	4,135	-	42,332	-
Total premiums earned	96,098,006	96,617,696	188,552,554	191,595,481
Investment income, net	11,172,618	11,999,354	23,449,853	23,939,587
Net realized investment gains, excluding impairment losses on available-for-sale securities	1,664,373	2,066,268	1,429,413	2,056,375
Total other-than-temporary impairment losses on available-for-sale securities	(759,206)	(1,695,298)	(9,116,556)	(4,597,382)
Portion of impairment losses on fixed maturity available-for-sale securities recognized in other comprehensive income (before taxes)	-	-	-	-
Net impairment losses on available-for-sale securities	(759,206)	(1,695,298)	(9,116,556)	(4,597,382)
Net realized investment gains (losses)	905,167	370,970	(7,687,143)	(2,541,007)
Other income	198,272	160,571	351,258	307,898
	108,374,063	109,148,591	204,666,522	213,301,959
LOSSES AND EXPENSES
Losses and settlement expenses	65,164,251	80,336,977	118,940,865	140,343,685
Dividends to policyholders	1,926,476	1,851,840	5,756,082	2,276,008
Amortization of deferred policy acquisition costs:
Related party transactions	21,524,535	21,894,170	43,531,396	44,405,267
Other transactions	(2,380)	-	1,465	-
Total amortization of deferred policy acquisition costs	21,522,155	21,894,170	43,532,861	44,405,267
Other underwriting expenses	10,307,318	8,010,436	19,437,601	17,129,901
Interest expense	225,000	225,000	450,000	439,375
Other expense	337,922	410,019	731,154	1,228,016
	99,483,122	112,728,442	188,848,563	205,822,252
Income (loss) before income tax expense (benefit)	8,890,941	(3,579,851)	15,817,959	7,479,707

INCOME TAX EXPENSE (BENEFIT)
Current	1,846,402	(1,627,267)	6,427,384	1,080,498
Deferred	77,407	(1,012,254)	(3,380,420)	(879,447)
	1,923,809	(2,639,521)	3,046,964	201,051
Net income (loss)	$6,967,132	$(940,330)	$12,770,995	$7,278,656

Net income (loss) per common share -basic and diluted	$0.53	$(0.07)	$0.96	$0.53

Dividend per common share	$0.18	$0.18	$0.36	$0.36

Average number of common shares outstanding -basic and diluted	13,235,928	13,653,462	13,242,831	13,715,977

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net income (loss)	$6,967,132	$(940,330)	$12,770,995	$7,278,656

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on investment securities, before deferred income tax expense (benefit)	25,869,759	(5,151,467)	17,571,695	(18,026,484)
Deferred income tax expense (benefit)	9,054,415	(1,803,012)	6,150,092	(6,309,269)
	16,815,344	(3,348,455)	11,421,603	(11,717,215)

Reclassification adjustment for realized investment (gains) losses included in net income, before income tax (expense) benefit	(905,167)	(370,970)	7,687,143	2,541,007
Income tax (expense) benefit	(316,808)	(129,840)	2,690,501	889,352
	(588,359)	(241,130)	4,996,642	1,651,655

Adjustment associated with Employers Mutual's retirement benefit plans, before deferred income tax expense (benefit):
Net actuarial loss	491,106	14,846	982,212	29,692
Prior service credit	(120,048)	(120,456)	(240,096)	(240,912)
	371,058	(105,610)	742,116	(211,220)
Deferred income tax expense (benefit)	129,870	(36,964)	259,740	(73,927)
	241,188	(68,646)	482,376	(137,293)

Other comprehensive income (loss)	16,468,173	(3,658,231)	16,900,621	(10,202,853)

Total comprehensive income (loss)	$23,435,305	$(4,598,561)	$29,671,616	$(2,924,197)

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,770,995	$7,278,656

Adjustments to reconcile net income to net cash provided by operating activities:
Balances resulting from related party transactions with Employers Mutual:
Losses and settlement expenses	(12,460,032)	12,110,640
Unearned premiums	(409,448)	(4,344,529)
Other policyholders' funds	2,279,116	(1,535,063)
Indebtedness to related party	(11,703,069)	1,878,865
Employee retirement plans	2,743,300	920,323
Reinsurance receivables	2,368,954	(2,940,907)
Prepaid reinsurance premiums	(201,691)	565,697
Commission payable	(4,450,923)	(6,000,936)
Interest payable	(225,925)	(333,125)
Prepaid assets	(653,181)	(1,545,365)
Deferred policy acquisition costs	(551,563)	489,291
Stock-based compensation plans	196,148	132,265
Other, net	1,617,535	(2,675,632)

Accrued investment income	1,979,562	57,257
Accrued income tax:
Current	8,374,319	(820,492)
Deferred	(3,380,420)	(879,447)
Realized investment losses	7,687,143	2,541,007
Deferred policy acquisition costs	(4,331)	-
Unearned premiums	21,655	-
Accounts receivable	(235,540)	(215,731)
Amortization of premium/discount on fixed maturity securities	(333,601)	394,028
	(7,341,992)	(2,201,854)
Net cash provided by operating activities	$5,429,003	$5,076,802

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities held-to-maturity	$72,905	$17,801
Purchases of fixed maturity securities available-for-sale	(137,197,792)	(217,113,824)
Disposals of fixed maturity securities available-for-sale	199,569,328	265,721,315
Purchases of equity securities available-for-sale	(25,203,582)	(19,273,464)
Disposals of equity securities available-for-sale	24,146,973	17,662,297
Disposals of other long-term investments	9,428	17,507
Net purchases of short-term investments	(61,431,769)	(41,271,600)
Net cash (used in) provided by investing activities	(34,509)	5,760,032

CASH FLOWS FROM FINANCING ACTIVITIES
Balances resulting from related party transactions with Employers Mutual:
Issuance of common stock through Employers
Mutual's incentive stock option plans	114,033	797,291
Dividends paid to Employers Mutual	(2,825,227)	(2,825,227)

Repurchase of common stock	(706,483)	(7,016,961)
Dividends paid to public stockholders	(1,939,581)	(2,110,205)
Net cash used in financing activities	(5,357,258)	(11,155,102)

NET INCREASE (DECREASE) IN CASH	37,236	(318,268)
Cash at the beginning of the year	182,538	262,963

Cash at the end of year	$219,774	$(55,305)

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

The accompanying unaudited consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  The Company has evaluated all subsequent events through the date the financial statements were issued (August 7, 2009).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.  The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.  The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.

Certain amounts previously reported in prior years’ consolidated financial statements have been reclassified to conform to current year presentation.

In reading these financial statements, reference should be made to the Company’s 2008 Form 10-K or the 2008 Annual Report to Stockholders for more detailed footnote information.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative GAAP recognized by the FASB that is to be applied to non-governmental entities.  SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.  The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date. The adoption of SFAS 168 will change the basis for reference to GAAP guidance in the Company’s financial statements, but will have no effect on the consolidated financial position or operating results of the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which sets forth the period after the balance sheet date during which management shall evaluate events or transactions for potential recognition or disclosure, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date, and disclosures to make about events or transactions that occur after the balance sheet date.  This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of SFAS 165 had no effect on the consolidated financial position or operating results of the Company.  The Company evaluates subsequent events through the date its financial statements are issued (filed with the Securities and Exchange Commission).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 were effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted the requirements of SFAS 157 effective January 1, 2008, which resulted in additional disclosures, but no impact on the consolidated financial position or operating results.  In October 2008, the FASB issued Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active,” which was followed in April 2009 by FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  Both of these FSPs are intended to clarify the application of SFAS 157 in markets that are not, at the measurement date, providing fair values representative of orderly transactions.  FSP FAS 157-3 was effective upon issuance, adoption of which had no effect on the consolidated financial position or operating results of the Company.  FSP FAS 157-4 was effective for interim and annual reporting periods ending after June 15, 2009.  Adoption of this FSP had no effect on the consolidated financial position or operating results of the Company.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides guidance for evaluating “other-than-temporary” impairments for fixed maturity securities, and requires changes to the financial statement presentation and disclosure of fixed maturity and equity security “other-than-temporary” impairments.  FSP FAS 115-2 and FAS 124-2 requires that the evaluation of an impaired fixed maturity security include an assessment of whether the entity has the intent to sell the security and if it is more likely than not to be required to sell the security before recovery of its amortized cost basis.  In addition, if the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered “other-than-temporarily” impaired.  The portion of the impairment related to a credit loss is recognized through earnings and the impairment related to other factors is recognized through other comprehensive income.  This FSP was effective for interim and annual reporting periods ending after June 15, 2009.  A cumulative effect adjustment from retained earnings to accumulated other comprehensive income is required for previously “other-than-temporarily” impaired fixed maturity securities still owned that have a non-credit component of the loss as of the date of adoption.  The adoption of this FSP resulted in a cumulative effect adjustment to increase retained earnings and decrease accumulated other comprehensive income by $643,500, net of tax.  Adoption of this FSP also resulted in additional disclosures for fixed maturity and equity securities.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosure in interim financial statements of the fair value disclosures required annually by SFAS 107 “Disclosure about Fair Value of Financial Statements.”  This FSP was effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this FSP resulted in the addition of fair value disclosures, but had no effect on the consolidated financial position or operating results of the Company.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which provides guidance on employers’ disclosures about plan assets of defined benefit pension or other postretirement plans.  This FSP is intended to address a lack of transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plans.  The plan asset disclosures required by this FSP are effective for fiscal years ending after December 15, 2009.  The adoption of FSP FAS 132(R)-1 will result in additional disclosures, but will have no effect on the consolidated financial position or operating results of the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” a replacement of SFAS No. 141, “Business Combinations”.  SFAS 141(R) retains the fundamental requirements of SFAS No. 141 in that the acquisition method of accounting (referred to as “purchase method” in SFAS 141) be used for all business combinations.  SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Adoption of this statement had no effect on the consolidated financial position or operating results of the Company.

3.	REINSURANCE

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months and six months ended June 30, 2009 and 2008 is presented below.

	Three months ended June 30, 2009
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$58,396,662	$-	$58,396,662
Assumed from nonaffiliates	643,243	19,305,942	19,949,185
Assumed from affiliates	85,426,091	-	85,426,091
Ceded to nonaffiliates	(5,512,106)	(714,568)	(6,226,674)
Ceded to affiliates	(58,396,662)	-	(58,396,662)
Net premiums written	$80,557,228	$18,591,374	$99,148,602

Premiums earned
Direct	$56,484,963	$-	$56,484,963
Assumed from nonaffiliates	643,396	20,222,739	20,866,135
Assumed from affiliates	81,632,124	-	81,632,124
Ceded to nonaffiliates	(5,728,790)	(671,463)	(6,400,253)
Ceded to affiliates	(56,484,963)	-	(56,484,963)
Net premiums earned	$76,546,730	$19,551,276	$96,098,006

Losses and settlement expenses incurred
Direct	$43,767,201	$-	$43,767,201
Assumed from nonaffiliates	455,029	14,847,866	15,302,895
Assumed from affiliates	51,620,942	147,163	51,768,105
Ceded to nonaffiliates	(1,093,945)	(812,804)	(1,906,749)
Ceded to affiliates	(43,767,201)	-	(43,767,201)
Net losses and settlement expenses incurred	$50,982,026	$14,182,225	$65,164,251

	Three months ended June 30, 2008
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$52,557,837	$-	$52,557,837
Assumed from nonaffiliates	556,874	17,165,234	17,722,108
Assumed from affiliates	84,964,793	-	84,964,793
Ceded to nonaffiliates	(5,603,637)	(330,143)	(5,933,780)
Ceded to affiliates	(52,557,837)	-	(52,557,837)
Net premiums written	$79,918,030	$16,835,091	$96,753,121

Premiums earned
Direct	$53,567,100	$-	$53,567,100
Assumed from nonaffiliates	604,284	18,321,294	18,925,578
Assumed from affiliates	83,873,693	-	83,873,693
Ceded to nonaffiliates	(6,014,033)	(167,542)	(6,181,575)
Ceded to affiliates	(53,567,100)	-	(53,567,100)
Net premiums earned	$78,463,944	$18,153,752	$96,617,696

Losses and settlement expenses incurred
Direct	$46,913,731	$-	$46,913,731
Assumed from nonaffiliates	585,877	13,891,697	14,477,574
Assumed from affiliates	71,513,549	129,611	71,643,160
Ceded to nonaffiliates	(5,556,328)	(227,429)	(5,783,757)
Ceded to affiliates	(46,913,731)	-	(46,913,731)
Net losses and settlement expenses incurred	$66,543,098	$13,793,879	$80,336,977

	Six months ended June 30, 2009
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$112,961,069	$-	$112,961,069
Assumed from nonaffiliates	1,205,490	36,465,906	37,671,396
Assumed from affiliates	162,582,574	-	162,582,574
Ceded to nonaffiliates	(11,201,606)	(945,032)	(12,146,638)
Ceded to affiliates	(112,961,069)	-	(112,961,069)
Net premiums written	$152,586,458	$35,520,874	$188,107,332

Premiums earned
Direct	$112,012,857	$-	$112,012,857
Assumed from nonaffiliates	1,306,851	36,894,202	38,201,053
Assumed from affiliates	162,782,768	-	162,782,768
Ceded to nonaffiliates	(11,461,287)	(969,980)	(12,431,267)
Ceded to affiliates	(112,012,857)	-	(112,012,857)
Net premiums earned	$152,628,332	$35,924,222	$188,552,554

Losses and settlement expenses incurred
Direct	$73,661,643	$-	$73,661,643
Assumed from nonaffiliates	896,434	28,017,875	28,914,309
Assumed from affiliates	94,336,249	324,171	94,660,420
Ceded to nonaffiliates	(3,405,490)	(1,228,374)	(4,633,864)
Ceded to affiliates	(73,661,643)	-	(73,661,643)
Net losses and settlement expenses incurred	$91,827,193	$27,113,672	$118,940,865

	Six months ended June 30, 2008
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$104,617,389	$-	$104,617,389
Assumed from nonaffiliates	1,243,221	34,073,538	35,316,759
Assumed from affiliates	164,378,674	-	164,378,674
Ceded to nonaffiliates	(11,324,682)	(525,810)	(11,850,492)
Ceded to affiliates	(104,617,389)	-	(104,617,389)
Net premiums written	$154,297,213	$33,547,728	$187,844,941

Premiums earned
Direct	$105,272,711	$-	$105,272,711
Assumed from nonaffiliates	1,395,285	34,460,735	35,856,020
Assumed from affiliates	168,049,448	-	168,049,448
Ceded to nonaffiliates	(11,890,379)	(419,608)	(12,309,987)
Ceded to affiliates	(105,272,711)	-	(105,272,711)
Net premiums earned	$157,554,354	$34,041,127	$191,595,481

Losses and settlement expenses incurred
Direct	$79,505,158	$-	$79,505,158
Assumed from nonaffiliates	1,309,462	26,120,470	27,429,932
Assumed from affiliates	119,047,743	277,418	119,325,161
Ceded to nonaffiliates	(6,179,265)	(232,143)	(6,411,408)
Ceded to affiliates	(79,505,158)	-	(79,505,158)
Net losses and settlement expenses incurred	$114,177,940	$26,165,745	$140,343,685

Individual lines in the above tables are defined as follows:
•	“Direct” represents policies issued by the Company’s property and casualty insurance subsidiaries.
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

Summarized financial information for the Company’s segments is as follows:

Three months ended	Property and casualty		Parent
June 30, 2009	insurance	Reinsurance	company	Consolidated
Premiums earned	$76,546,730	$19,551,276	$-	$96,098,006

Underwriting profit (loss)	(4,247,256)	1,425,062	-	(2,822,194)
Net investment income	8,332,816	2,838,412	1,390	11,172,618
Realized investment gains	699,368	205,799	-	905,167
Other income	198,272	-	-	198,272
Interest expense	225,000	-	-	225,000
Other expenses	175,195	(241,995)	404,722	337,922
Income (loss) before income tax expense (benefit)	$4,583,005	$4,711,268	$(403,332)	$8,890,941

Three months ended	Property and casualty		Parent
June 30, 2008	insurance	Reinsurance	company	Consolidated
Premiums earned	$78,463,944	$18,153,752	$-	$96,617,696

Underwriting profit (loss)	(15,978,968)	503,241	-	(15,475,727)
Net investment income	8,947,910	3,010,099	41,345	11,999,354
Realized investment gains	291,436	79,534	-	370,970
Other income	160,571	-	-	160,571
Interest expense	225,000	-	-	225,000
Other expenses	154,370	(77,770)	333,419	410,019
Income (loss) before income tax expense (benefit)	$(6,958,421)	$3,670,644	$(292,074)	$(3,579,851)

Six months ended	Property and casualty		Parent
June 30, 2009	insurance	Reinsurance	company	Consolidated
Premiums earned	$152,628,332	$35,924,222	$-	$188,552,554

Underwriting profit (loss)	(490,684)	1,375,829	-	885,145
Net investment income	17,552,335	5,883,461	14,057	23,449,853
Realized investment losses	(5,090,803)	(2,596,340)	-	(7,687,143)
Other income	351,258	-	-	351,258
Interest expense	450,000	-	-	450,000
Other expenses	406,329	(393,124)	717,949	731,154
Income (loss) before income tax expense (benefit)	$11,465,777	$5,056,074	$(703,892)	$15,817,959

Assets	$871,178,931	$269,245,170	$308,328,158	$1,448,752,259
Eliminations	-	-	(305,034,237)	(305,034,237)
Reclassifications	(7,428)	(964,415)	-	(971,843)
Net assets	$871,171,503	$268,280,755	$3,293,921	$1,142,746,179

Six months ended	Property and casualty		Parent
June 30, 2008	insurance	Reinsurance	company	Consolidated
Premiums earned	$157,554,354	$34,041,127	$-	$191,595,481

Underwriting loss	(12,177,518)	(381,862)	-	(12,559,380)
Net investment income	17,937,726	5,922,765	79,096	23,939,587
Realized investment losses	(1,767,491)	(773,516)	-	(2,541,007)
Other income	307,898	-	-	307,898
Interest expense	439,375	-	-	439,375
Other expenses	298,876	294,203	634,937	1,228,016
Income (loss) before income tax expense (benefit)	$3,562,364	$4,473,184	$(555,841)	$7,479,707

Assets	$887,165,394	$270,439,643	$346,845,999	$1,504,451,036
Eliminations	-	-	(333,633,938)	(333,633,938)
Reclassifications	(27,872)	(1,162,048)	-	(1,189,920)
Net assets	$887,137,522	$269,277,595	$13,212,061	$1,169,627,178

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three months and six months ended June 30, 2009 and 2008, by line of business.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Property and casualty insurance segment
Commercial lines:
Automobile	$16,429,213	$17,131,598	$32,740,287	$34,652,631
Property	15,379,498	15,141,220	30,370,053	30,413,109
Workers' compensation	16,349,144	16,227,773	32,646,536	32,171,211
Liability	15,600,105	17,095,169	31,529,611	34,396,379
Other	2,176,665	2,204,430	4,393,531	4,378,590
Total commercial lines	65,934,625	67,800,190	131,680,018	136,011,920

Personal lines:
Automobile	5,821,012	5,627,382	11,440,236	11,352,533
Property	4,648,635	4,881,039	9,220,270	9,876,895
Liability	142,458	155,333	287,808	313,006
Total personal lines	10,612,105	10,663,754	20,948,314	21,542,434
Total property and casualty insurance	$76,546,730	$78,463,944	$152,628,332	$157,554,354

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$1,973,799	$2,291,680	$3,506,807	$4,478,236
Property	6,070,557	5,426,036	9,458,991	8,304,828
Marine/Aviation	146,793	270,051	253,977	491,113
Casualty	256,344	502,394	629,580	757,706
Crop	123,809	92,686	187,491	156,513
Total pro rata reinsurance	8,571,302	8,582,847	14,036,846	14,188,396

Excess-of-loss reinsurance:
Property	8,318,855	6,714,961	16,962,129	13,829,803
Casualty	2,663,206	2,855,944	4,937,636	6,023,287
Surety	(2,087)	-	(12,389)	(359)
Total excess-of-loss reinsurance	10,979,974	9,570,905	21,887,376	19,852,731
Total reinsurance	$19,551,276	$18,153,752	$35,924,222	$34,041,127

Consolidated	$96,098,006	$96,617,696	$188,552,554	$191,595,481

5.	INCOME TAXES

The actual income tax expense (benefit) for the three months and six months ended June 30, 2009 and 2008 differed from the “expected” income tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) primarily due to tax-exempt interest income.

The Company had no provision for uncertain tax positions at June 30, 2009 or 2008.  The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during the three months and six months ended June 30, 2009 or 2008.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files U.S. federal tax returns, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005.

6.	EMPLOYEE RETIREMENT PLANS

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Pension plans:
Service cost	$2,297,656	$2,180,977	$4,595,312	$4,361,954
Interest cost	2,569,411	2,350,250	5,138,822	4,700,500
Expected return on plan assets	(2,480,734)	(3,545,228)	(4,961,468)	(7,090,456)
Amortization of net actuarial loss	1,574,066	46,905	3,148,132	93,810
Amortization of prior service costs	113,074	113,640	226,148	227,280
Net periodic pension benefit cost	$4,073,473	$1,146,544	$8,146,946	$2,293,088

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Postretirement benefit plans:
Service cost	$692,870	$709,539	$1,385,740	$1,419,078
Interest cost	1,070,392	1,000,176	2,140,785	2,000,353
Expected return on plan assets	(603,006)	(507,327)	(1,206,011)	(1,014,654)
Amortization of net actuarial loss	24,514	-	49,028	-
Amortization of prior service credit	(532,814)	(532,814)	(1,065,628)	(1,065,628)
Net periodic postretirement benefit cost	$651,956	$669,574	$1,303,914	$1,339,149

Net periodic pension benefit cost allocated to the Company amounted to $1,250,092 and $353,340 for the three months and $2,500,181 and $706,677 for the six months ended June  30, 2009 and 2008, respectively.  Net periodic postretirement benefit cost allocated to the Company amounted to $183,243 and $188,079 for the three months and $366,486 and $376,156 for the six months ended June 30, 2009 and 2008, respectively.

Employers Mutual plans to contribute approximately $25,000,000 to the pension plan and approximately $2,800,000 to the VEBA trust in 2009.  As of June 30, 2009, Employers Mutual has contributed $1,000,000 to the pension plan and $1,000,000 to the postretirement benefit plan’s VEBA trust.

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

The Company recognized compensation expense from these plans of $51,872 ($46,922 net of tax) and $50,027 ($48,957 net of tax) for the three months and $196,148 ($155,049 net of tax) and $132,265 ($128,712 net of tax) for the six months ended June 30, 2009 and 2008, respectively.  The Company recognized negative compensation expense of $9,360 ($6,084 net of tax) during the three months ended June 30, 2008, related to a separate stock appreciation rights agreement that is accounted for as a liability-classified award.  No compensation expense was recognized for this agreement in the first six months of 2008, or for the three or six months ended June 30, 2009 due to the terms of the agreement.  During the first six months of 2009, 304,400 non-qualified stock options with tandem stock appreciation rights were granted under the 2007 Plan to eligible participants at a price of $18.865.  Up to one-half of the non-qualified stock options granted may be exercised as stock appreciation rights, but only if done in conjunction with the exercise of a non-qualified stock option.  During the first six months of 2009, 4,953 options were exercised under the plans at prices ranging from $9.25 to $12.6875.

The weighted average fair value of options granted during the first six months of 2009 and 2008 amounted to $2.30 and $2.77, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted-average assumptions:

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

8.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

	Carrying amount	Estimated fair value
June 30, 2009
Assets:
Fixed maturity securities:
Held-to-maturity	$462,077	$506,763
Available-for-sale	794,642,482	794,642,482
Equity securities available-for-sale	91,138,757	91,138,757
Short-term investments	115,804,852	115,804,852
Other long-term investments	57,546	57,546
Securities lending collateral	24,082,180	24,082,180
Liabilities:
Surplus notes	25,000,000	22,734,366
Securities lending obligation	24,082,180	24,082,180

December 31, 2008
Assets:
Fixed maturity securities:
Held-to-maturity	$534,759	$572,852
Available-for-sale	821,818,887	821,818,887
Equity securities available-for-sale	88,372,207	88,372,207
Short-term investments	54,373,082	54,373,082
Other long-term investments	66,974	66,974
Securities lending collateral	9,322,863	9,322,863
Liabilities:
Surplus notes	25,000,000	23,290,761
Securities lending obligation	9,322,863	9,322,863

The estimated fair value of fixed maturity securities, equity securities, short-term investments, securities lending collateral and securities lending obligation is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.

Other long-term investments, consisting primarily of holdings in limited partnerships and limited liability companies, are valued by the various fund managers.  In management’s opinion, these values reflect fair value at June 30, 2009 and December 31, 2008.

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

●
U.S. Treasury securities (including bonds, notes, and bills) are priced according to a number of live data sources, including active market makers and inter-dealer brokers.  Prices from these sources are reviewed based on the sources’ historical accuracy for individual issues and maturity ranges.

●
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

●
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

●
Mortgage-backed securities are priced with models using spreads and other information solicited from Wall Street buy-side and sell-side sources, including primary and secondary dealers, portfolio managers, and research analysts, to produce pricing for each tranche.  To determine a tranche’s price, first the cash flow for each tranche is generated (using consensus prepayment speed assumptions including, as appropriate, a proprietary prepayment projection based on historical statistics of the underlying collateral), then a benchmark yield is determined (in relation to the U.S. Treasury curve for the maturity corresponding to the tranche’s average life estimate), and finally collateral performance and tranche level attributes are incorporated to adjust the benchmark yield to determine the tranche-specific spread.  This is then used to discount the cash flows to generate the price.  When cash flows or other security structure or market information is not available to appropriately price a security, broker quotes may be used with a zero spread bid-side valuation, resulting in the same values for the mean and ask prices.

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities that were priced solely from broker quotes.  Since this is not an observable input, any fixed maturity security in the Company’s portfolio that is on this list is classified as a Level 3 fair value measurement.  At June 30, 2009, the Company did not hold any fixed maturity securities that were priced solely from broker quotes.

A small number of the Company’s securities are not priced by the independent pricing service.  Two equity securities are reported as Level 3 fair value measurements since unobservable inputs are used in their valuations.  The largest of these investments is the Class B shares of Insurance Services Office Inc. (ISO).  The Company reports this investment at the fair value obtained from applying a 20 percent marketability discount to the quarterly valuations of the Class A shares produced by a nationally recognized independent firm.  This resulted in a fair value of $14,965,502 for the Class B shares held by the Company at June 30, 2009 and December 31, 2008.  A Form S-1 filing was made by ISO with the Securities and Exchange Commission during 2008 in preparation for a planned initial public offering.  At the completion of the initial public offering, ISO will continue to have two classes of stock; however, there will be a defined conversion plan that will result in all Class B shares being converted into Class A shares within 30 months.  As a result, after the initial public offering the marketability discount associated with the Class B shares will be well below the 20 percent discount utilized by the Company.  In addition, the Company has a commitment from ISO that the offering price for the initial public offering will not be less than the fair value of the shares as determined by the nationally recognized independent firm.  The other equity security included in the Level 3 fair value measurement category continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the NAIC.  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements.  This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $8,908 and $3,641 at June 30, 2009 and December 31, 2008, respectively.

The remaining two securities not priced by the Company’s independent pricing service at June 30, 2009 are fixed maturity securities.  The two fixed maturity securities are classified as Level 2 fair value measurements and are carried at aggregate fair values of $7,469,144 at June 30, 2009 and $7,162,662 at December 31, 2008.  The fair values for these two fixed maturity securities were obtained from the Company’s investment custodian using an independent pricing service which utilizes similar pricing techniques as the Company’s independent pricing service.

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

The Company’s fixed maturity and equity securities available-for-sale, as well as short-term investments, are measured at fair value on a recurring basis.  No assets or liabilities are currently measured at fair value on a non-recurring basis.  Presented in the table below are the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2009.

	Fair value measurements at June 30, 2009 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Fixed maturity securities available-for-sale	$794,642,482	$-	$794,642,482	$-
Equity securities available-for-sale	91,138,757	76,164,347	-	14,974,410
Short-term investments	115,804,852	115,804,852	-	-
	$1,001,586,091	$191,969,199	$794,642,482	$14,974,410

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009.  Any unrealized gains or losses on these securities would be recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities would be reported as realized investment gains or losses in net income.

	Fair value measurements using significant unobservable inputs (Level 3)
Three months ended June 30, 2009	Fixed maturity securities available-for-sale	Equity securities available-for-sale	Total

Balance at March 31, 2009 .	$-	$14,969,143	$14,969,143

Total unrealized gains included in other comprehensive income (loss)	-	5,267	5,267
Balance at June 30, 2009	$-	$14,974,410	$14,974,410

	Fair value measurements using significant unobservable inputs (Level 3)
Six months ended June 30, 2009	Fixed maturity securities available-for-sale	Equity securities available-for-sale	Total

Balance at December 31, 2008	$-	$14,969,143	$14,969,143

Total unrealized gains included in other comprehensive income (loss)	-	5,267	5,267
Balance at June 30, 2009	$-	$14,974,410	$14,974,410

9.	INVESTMENTS

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

The amortized cost and estimated fair value of securities held-to-maturity and available-for-sale as of June 30, 2009 and December 31, 2008 are as follows.  Securities classified as held-to-maturity are carried at amortized cost.  All other securities have been classified as available-for-sale and are carried at fair value.

June 30, 2009	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$462,077	$44,686	$-	$506,763
Total securities held-to-maturity	$462,077	$44,686	$-	$506,763

Securities available-for-sale:
Fixed maturity securities:
US treasury	$4,735,006	$328,200	$-	$5,063,206
US government-sponsored agencies	205,501,122	2,283,238	529,695	207,254,665
Obligations of states and political subdivisions	298,640,462	9,894,089	5,284,907	303,249,644
Commercial mortgage-backed	39,892,080	2,754,322	2,911,091	39,735,311
Residential mortgage-backed	42,615,083	909,414	2,460,656	41,063,841
Collateralized debt obligations	9,384,343	462,754	272,935	9,574,162
Corporate	178,855,427	6,628,660	3,257,604	182,226,483
Debt securities issued by foreign governments	6,520,241	-	45,071	6,475,170
Total fixed maturity securities	786,143,764	23,260,677	14,761,959	794,642,482

Equity securities:
Common stocks:
Financial services	7,546,645	17,004,871	95,102	24,456,414
Information technology	10,482,514	2,982,637	112,697	13,352,454
Healthcare	12,179,351	1,317,669	523,237	12,973,783
Consumer staples	8,470,648	400,260	249,684	8,621,224
Consumer discretionary	7,790,683	1,087,997	401,116	8,477,564
Energy	5,783,182	1,531,122	155,452	7,158,852
Other	8,680,882	699,312	254,428	9,125,766
Non-redeemable preferred stocks	9,500,000	-	2,527,300	6,972,700
Total equity securities	70,433,905	25,023,868	4,319,016	91,138,757
Total securities available-for-sale	$856,577,669	$48,284,545	$19,080,975	$885,781,239

December 31, 2008	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$534,759	$38,093	$-	$572,852
Total securities held-to-maturity	$534,759	$38,093	$-	$572,852

Securities available-for-sale:
Fixed maturity securities:
US treasury	$4,730,985	$442,062	$-	$5,173,047
US government-sponsored agencies	282,152,396	3,410,866	682,890	284,880,372
Obligations of states and political subdivisions	301,326,007	7,291,171	8,525,393	300,091,785
Commercial mortgage-backed	31,001,558	2,366,742	3,275,086	30,093,214
Residential mortgage-backed	41,242,066	573,352	2,794,186	39,021,232
Collateralized debt obligations	9,677,383	41,184	609,339	9,109,228
Corporate	153,499,337	3,020,196	9,621,407	146,898,126
Debt securities issued by foreign governments	6,600,964	8,261	57,342	6,551,883
Total fixed maturity securities	830,230,696	17,153,834	25,565,643	821,818,887

Equity securities:
Common stocks:
Financial services	8,190,462	15,560,209	293,354	23,457,317
Information technology	11,913,152	1,606,225	1,174,331	12,345,046
Healthcare	11,276,843	262,405	1,920,754	9,618,494
Consumer staples	8,107,473	316,847	336,315	8,088,005
Consumer discretionary	5,401,525	672,211	558,218	5,515,518
Energy	7,313,125	2,456,741	203,424	9,566,442
Other	13,323,086	689,324	660,125	13,352,285
Non-redeemable preferred stocks	9,500,000	-	3,070,900	6,429,100
Total equity securities	75,025,666	21,563,962	8,217,421	88,372,207
Total securities available-for-sale	$905,256,362	$38,717,796	$33,783,064	$910,191,094

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of June 30, 2009 and December 31, 2008, listed by length of time the securities have been in an unrealized loss position.

June 30, 2009	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
US government-sponsored agencies	$58,643,924	$529,695	$-	$-	$58,643,924	$529,695
Obligations of states and political subdivisions	40,300,069	1,538,993	23,276,142	3,745,914	63,576,211	5,284,907
Commercial mortgage-backed	2,300,601	77,035	13,415,115	2,834,056	15,715,716	2,911,091
Residential mortgage-backed	21,717,204	1,385,919	4,004,485	1,074,737	25,721,689	2,460,656
Collateralized debt obligations	2,772,844	113,055	1,381,121	159,880	4,153,965	272,935
Corporate	12,957,553	210,275	28,458,814	3,047,329	41,416,367	3,257,604
Debt securities issued by foreign governments	6,475,170	45,071	-	-	6,475,170	45,071
Total, fixed maturity securities	145,167,365	3,900,043	70,535,677	10,861,916	215,703,042	14,761,959

Equity securities:
Common stocks:
Financial services	2,164,393	95,102	-	-	2,164,393	95,102
Information technology	2,789,559	112,697	-	-	2,789,559	112,697
Healthcare	3,719,156	523,237	-	-	3,719,156	523,237
Consumer staples	3,027,311	249,684	-	-	3,027,311	249,684
Consumer discretionary	3,614,432	401,116	-	-	3,614,432	401,116
Energy	2,101,380	155,452	-	-	2,101,380	155,452
Other	3,121,340	254,428	-	-	3,121,340	254,428
Non-redeemable preferred stocks	-	-	6,972,700	2,527,300	6,972,700	2,527,300

Total, equity securities	20,537,571	1,791,716	6,972,700	2,527,300	27,510,271	4,319,016
Total temporarily impaired securities	$165,704,936	$5,691,759	$77,508,377	$13,389,216	$243,213,313	$19,080,975

December 31, 2008	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
US government-sponsored agencies	$87,086,543	$682,890	$-	$-	$87,086,543	$682,890
Obligations of states and political subdivisions	158,396,837	8,405,003	997,842	120,390	159,394,679	8,525,393
Commercial mortgage-backed	20,814,315	3,275,086	-	-	20,814,315	3,275,086
Residential mortgage-backed	23,496,497	2,794,186	-	-	23,496,497	2,794,186
Collateralized debt obligations	6,313,510	609,339	-	-	6,313,510	609,339
Corporate	88,779,231	9,621,407	-	-	88,779,231	9,621,407
Debt securities issued by foreign governments	5,543,901	57,342	-	-	5,543,901	57,342
Total, fixed maturity securities	390,430,834	25,445,253	997,842	120,390	391,428,676	25,565,643

Equity securities:
Common stocks:
Financial services	3,016,517	293,354	-	-	3,016,517	293,354
Information technology	3,447,833	1,174,331	-	-	3,447,833	1,174,331
Healthcare	7,417,668	1,920,754	-	-	7,417,668	1,920,754
Consumer staples	4,646,967	336,315	-	-	4,646,967	336,315
Consumer discretionary	2,887,949	558,218	-	-	2,887,949	558,218
Energy	717,509	203,424	-	-	717,509	203,424
Other	5,632,827	660,125	-	-	5,632,827	660,125
Non-redeemable preferred stocks	1,215,000	285,000	5,214,100	2,785,900	6,429,100	3,070,900
Total, equity securities	28,982,270	5,431,521	5,214,100	2,785,900	34,196,370	8,217,421
Total temporarily impaired securities	$419,413,104	$30,876,774	$6,211,942	$2,906,290	$425,625,046	$33,783,064

Unrealized losses on fixed maturity securities totaled $14,761,959 at June 30, 2009 and were primarily associated with three different sectors:  financial, municipal and mortgage-backed securities.  These sectors experienced a widening of risk premium spreads over U.S. Treasuries relative to other credit sectors.  All but eight of these securities (Weyerhaeuser Company, American Airlines, US Freightways Corporation and five residential mortgage-backed securities) are considered investment grade by credit rating agencies.  Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect all amounts due on these securities, it was determined that the securities were not “other-than-temporarily” impaired at June 30, 2009.

All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated similar to debt securities and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and management does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that the securities were not “other-than-temporarily” impaired at June 30, 2009.

The unrealized losses on common stocks at June 30, 2009 are not concentrated in a particular sector or an individual security.   Management believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets.  Because management has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that the securities were not “other-than-temporarily” impaired at June 30, 2009.

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2009, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Securities held-to-maturity:
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	462,077	506,763
Totals	$462,077	$506,763

Securities available-for-sale:
Due in one year or less	$17,253,701	$16,713,104
Due after one year through five years	82,835,312	86,790,607
Due after five years through ten years	76,919,029	79,519,065
Due after ten years	517,244,216	521,246,392
Mortgage-backed securities	91,891,506	90,373,314
Totals	$786,143,764	$794,642,482

A summary of realized investment gains and losses is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Fixed maturity securities available-for-sale:
Gross realized investment gains	$104,691	$12,822	$181,007	$126,215
Gross realized investment losses	-	-	-	-
"Other-than-temporary" impairments	-	-	(2,219,779)	-

Equity securities available-for-sale:
Gross realized investment gains	1,571,259	2,434,890	2,869,870	2,778,313
Gross realized investment losses	(11,577)	(381,444)	(1,621,464)	(848,153)
"Other-than-temporary" impairments	(759,206)	(1,695,298)	(6,896,777)	(4,597,382)
Totals	$905,167	$370,970	$(7,687,143)	$(2,541,007)

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The amounts reported as “other-than-temporary” impairments on equity securities available-for-sale reflect the impairment of 4 equity securities during the second quarter of 2009 and 28 equity securities during the six months ended June 30, 2009, compared to 7 and 18 equity securities during the same periods of 2008, respectively.  The impairment losses reported for the six months ended June 30, 2009, reflects a large amount of impairment losses recognized during the first quarter of 2009 as a result of the severe and prolonged turmoil in the financial markets.

During the first quarter of 2009, the Company recognized a fixed maturity security “other-than-temporary” impairment loss attributed to a bankruptcy filing made by Great Lakes Chemical Corporation, now known as Chemtura Corporation.  At March 31, 2009, this security was trading at 26 percent of its par value, which was the amount established as the new cost basis ($780,000) after recognition of a $2,219,779 “other-than-temporary” impairment loss.

On April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2.  This FSP requires a cumulative effect adjustment from retained earnings to accumulated other comprehensive income for previously “other-than-temporarily” impaired fixed maturity securities that have a non-credit component of the loss as of the date of adoption.  The only “other-than-temporarily” impaired fixed maturity security held by the Company as of the adoption date was the Chemtura Corporation securities.  On the date of adoption, the credit component of the loss amounted to $1,229,779 which was measured as the difference between the present value of the estimated cash flows ($1,770,000) and the original amortized cost basis ($2,999,779).  The non-credit component of the loss ($990,000) was measured as the difference between the fair value ($780,000) and the present value of the estimated cash flows ($1,770,000).  This non-credit component of the loss was treated as a change in accounting principle, and was reclassified from retained earnings to accumulated other comprehensive income as of April 1, 2009.

At June 30, 2009, the fair value of the Chemtura Corporation bonds increased to $1,770,000.  Due to the bonds’ approaching maturity date of July 15, 2009, and more importantly, the expected receipt of their bankruptcy reorganization plan yet this year, this fair value amount is also considered to represent the present value of expected future cash flows.  This amount is also equal to the April 1, 2009 adoption date estimate of the present value of expected cash flows. As a result, during the second quarter of 2009 the Company recognized no additional “other-than-temporary” impairment loss, nor interest income, in earnings from this fixed maturity security (for the credit loss component), but did recognize a $990,000 (before tax) gain in comprehensive income for the recovery in fair value (the non-credit loss component).  Following is a tabular rollforward of the amount of credit losses recognized in earnings from “other-than-temporary” impairments.

Three months ended June 30, 2009	Credit losses recognized in earnings

Balance at April 1, 2009	$1,229,779

Credit losses for which an other-than-temporary impairment loss was not previously recognized	-
Balance at June 30, 2009	$1,229,779

Six months ended June 30, 2009	Credit losses recognized in earnings

Balance at December 31, 2008	$-

Credit losses for which an other-than-temporary impairment loss was not previously recognized	1,229,779
Balance at June 30, 2009	$1,229,779

10.	CONTINGENT LIABILITIES

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

11.	STOCK REPURCHASE PROGRAM

On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program. This program became effective immediately and does not have an expiration date.  The timing and terms of the purchases will be determined by management based on market conditions and will be conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock purchased under this program is being retired by the Company.  On October 31, 2008, the Company’s Board of Directors announced an extension of the stock repurchase program, authorizing an additional $10,000,000.  As of June 30, 2009, 601,119 shares of common stock had been repurchased at a cost of $14,968,727.

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

Property and casualty operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling approximately 81 percent of consolidated premiums earned during the first half of 2009.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.

Reinsurance operations are conducted through EMC Reinsurance Company, and represented approximately 19 percent of consolidated premiums earned during the first half of 2009.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies (subject to certain limited exceptions).  Effective January 1, 2009, EMC Reinsurance Company began writing Germany-based assumed reinsurance business on a direct basis as a result of regulatory changes in Germany.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.  The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

MANAGEMENT ISSUES AND PERSPECTIVES

The Company has historically reported on a quarterly basis the amount of development (both favorable and adverse) experienced on prior years’ reserves.  Because of the potential for confusion among investors regarding the perceived impact development has on the Company’s results of operations, management is no longer disclosing quarterly development amounts.

To understand the rationale supporting this decision, it is necessary to have a proper understanding of the Company’s reserving process.  Management does not use accident year loss picks to establish the Company’s carried reserves.  Case loss and incurred but not reported (IBNR) reserves, as well as settlement expense reserves, are established independently of each other and added together to get the Company’s total loss and settlement expense reserve.  The Company’s reserving methodology was expanded during 2007 to include bulk case loss reserves, which supplement the aggregate reserves of the individual claim files and are used to help maintain a consistent level of overall case loss reserve adequacy.

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

It is management’s intention to continue to apply the current reserving methodology on a consistent basis.  For that reason and the reasons noted above, management believes that the composition of the Company’s underwriting results between the current and prior accident years creates potential for misinterpretation and, in any event, is not material or relevant to an understanding of the Company’s results of operations.  From management’s perspective, the more important issue is consistency of reserve adequacy.  If reserves are maintained at a consistent level of adequacy (and all else remains equal), then development should be fairly consistent from year to year.  Therefore, the source of earnings (current or prior accident years) is not relevant.  The most recent actuarial analysis of the Company’s loss and settlement expense reserves indicates a level of adequacy reasonably consistent with other recent evaluations.

CRITICAL ACCOUNTING POLICIES

The accounting policies considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2008
Form 10-K.

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008
Property and Casualty Insurance
Premiums earned	$76,547	$78,464	$152,629	$157,554
Losses and settlement expenses	50,982	66,543	91,827	114,178
Acquisition and other expenses	29,812	27,900	61,292	55,554
Underwriting loss	$(4,247)	$(15,979)	$(490)	$(12,178)

Loss and settlement expense ratio	66.6%	84.8%	60.2%	72.5%
Acquisition expense ratio	38.9%	35.6%	40.1%	35.2%
Combined ratio	105.5%	120.4%	100.3%	107.7%

Catastrophe and storm losses	$7,974	$21,968	$10,218	$27,616

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008
Reinsurance
Premiums earned	$19,551	$18,153	$35,924	$34,041
Losses and settlement expenses	14,182	13,794	27,114	26,166
Acquisition and other expenses	3,944	3,856	7,435	8,257
Underwriting profit (loss)	$1,425	$503	$1,375	$(382)

Loss and settlement expense ratio	72.5%	76.0%	75.5%	76.9%
Acquisition expense ratio	20.2%	21.2%	20.7%	24.2%
Combined ratio	92.7%	97.2%	96.2%	101.1%

Catastrophe and storm losses	$1,091	$1,550	$2,559	$1,632

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2009	2008	2009	2008
Consolidated
REVENUES
Premiums earned	$96,098	$96,617	$188,553	$191,595
Net investment income	11,173	12,000	23,450	23,940
Realized investment gains (losses)	905	371	(7,687)	(2,541)
Other income	198	160	351	308
	108,374	109,148	204,667	213,302
LOSSES AND EXPENSES
Losses and settlement expenses	65,164	80,337	118,941	140,344
Acquisition and other expenses	33,756	31,756	68,727	63,811
Interest expense	225	225	450	439
Other expense	338	410	731	1,228
	99,483	112,728	188,849	205,822

Income (loss) before income tax expense (benefit)	8,891	(3,580)	15,818	7,480
Income tax expense (benefit)	1,924	(2,640)	3,047	201
Net income (loss)	$6,967	$(940)	$12,771	$7,279

Net income (loss) per share	$0.53	$(0.07)	$0.96	$0.53

Loss and settlement expense ratio	67.8%	83.1%	63.1%	73.3%
Acquisition expense ratio	35.1%	32.9%	36.4%	33.3%
Combined ratio	102.9%	116.0%	99.5%	106.6%

Catastrophe and storm losses	$9,065	$23,518	$12,777	$29,248

The Company reported net income of $6,967,000 ($0.53 per share) for the three months ended June 30, 2009, compared to a net loss of $940,000 ($0.07 per share) for the same period in 2008.  For the six months ended June 30, 2009, net income increased to $12,771,000 ($0.96 per share) from $7,279,000 ($0.53 per share) for the same period in 2008.  These improvements reflect a significant decline in catastrophe and storm losses from the record amounts experienced in 2008; however, the decline in catastrophe and storm losses was partially offset by an increase in large losses (defined as losses greater than $250,000, excluding catastrophe and storm losses).  Net income for the six months ended June 30, 2009 also reflects a significant amount of “other-than-temporary” investment impairment losses recognized during the first quarter of 2009.

Premiums Earned

Premiums earned decreased 0.5 percent and 1.6 percent to $96,098,000 and $188,553,000 for the three months and six months ended June 30, 2009 from $96,617,000 and $191,595,000 for the same periods in 2008.  These decreases are primarily attributed to the moderate, but steady, decline in the property and casualty insurance segment’s overall premium rate levels that has occurred during the past few years as a result of competitive market conditions associated with the current soft market.  The Company has been able to implement moderate price increases in select lines of business and geographic locations during the first six months of 2009 and continues to see a trend toward smaller industry rate reductions, evidence that the soft market is beginning to ease.  The Company expects some rate improvement in the second half of the year; however, due to the lagging effect of prior rate level reductions the Company’s overall premium rate level on an earned basis is expected to decline approximately 4.1 percent in 2009.  Reinsurance pricing has improved somewhat during the first half of 2009, though not to the extent anticipated at the beginning of the year.

Premiums earned for the property and casualty insurance segment decreased 2.4 percent and 3.1 percent to $76,547,000 and $152,629,000 for the three months and six months ended June 30, 2009 from $78,464,000 and $157,554,000 for the same periods in 2008.  These decreases are primarily attributed to the continued decline in overall premium rate levels, but also reflect a lack of growth in insured exposures and strategic decisions to reduce the Company’s personal lines presence in certain territories.  New business policy counts for the first half of 2009 were up 4.9 percent in commercial lines and 24.2 percent in personal lines, with new business premium increasing 10.5 percent and 32.8 percent, respectively.  The percentage increase in personal lines new business premium includes approximately 9 percentage points associated with a change from 6 month auto policies to annual auto policies.  The growth in personal lines new business premium is occurring in select territories which management has identified as having greater profit potential.  Retention rates remain above industry averages, with commercial lines and personal lines at approximately 85 percent and 88 percent, respectively.  Commercial lines retention is slightly lower than the past several years, reflecting the ongoing competitiveness of the commercial lines marketplace and management’s willingness to walk away from underpriced business.  During the first half of 2009, new business premium was not sufficient to offset the premium lost from declining rate levels and business not retained, resulting in a 1.1 percent decline in written premiums.

Premiums earned for the reinsurance segment increased 7.7 percent and 5.5 percent to $19,551,000 and $35,924,000 for the three months and six months ended June 30, 2009 from $18,153,000 and $34,041,000 for the same periods in 2008.  These increases are primarily associated with a moderate increase in reinsurance premium rate levels, an increase in reinstatement premium income and the addition of a few new accounts.  These increases were partially offset by a decline in business assumed from the Mutual Reinsurance Bureau (MRB) pool and a decrease in the estimate of earned but not reported (EBNR) premiums.  Due to a loss of capital in the insurance industry as a result of the economic recession, reinsurance premium rate levels have firmed (somewhat quicker than the firming in direct insurance premium rates) and the reinsurance segment obtained moderate increases on most of its renewals during the first six months of 2009.

Losses and settlement expenses

The loss and settlement expense ratio decreased to 67.8 percent and 63.1 percent for the three months and six months ended June 30, 2009 from 83.1 percent and 73.3 percent for the same periods in 2008.  These decreases are primarily attributed to a significant decline in catastrophe and storm losses from the record amounts experienced in 2008; however, the improvement in catastrophe and storm losses was partially offset by an increase in large losses.  In addition, the loss and settlement expense ratio continues to be negatively impacted by prior premium rate level reductions that are currently being earned.

The loss and settlement expense ratio for the property and casualty insurance segment decreased to 66.6 percent and 60.2 percent for the three months and six months ended June 30, 2009 from 84.8 percent and 72.5 percent for the same periods in 2008.  The decrease in catastrophe and storm losses accounted for declines of approximately 18 and 11 percentage points in the loss and settlement expense ratios for the three and six months ended June 30, 2009, respectively.  Catastrophe and storm losses accounted for 6.8 percentage points of the loss and settlement expense ratio during the first half of 2009, which is slightly higher than the 10-year average of 6.5 percentage points.  However, if the record 2008 catastrophe and storm losses are excluded from the calculation, the 2009 catastrophe and storm losses are 1.4 percentage points higher than the 9-year average of 5.4 percentage points.  Large losses increased to $7,356,000 and $15,370,000 for the three and six months ended June 30, 2009 from $6,330,000 and $12,336,000 for the same periods in 2008, which equates to increases of approximately 1.5 and 2.3 percentage points on the loss and settlement expense ratio for the three and six months ended June 30, 2009.  Average claim frequency and severity were mixed during the first half of 2009, with average claim frequency down slightly and average claim severity up approximately 1 percentage point.  Prior premium rate level reductions continue to have a negative impact on the loss and settlement expense ratio, but to a lesser extent due to the reduction in the magnitude of rate decreases implemented in 2009.

The loss and settlement expense ratio for the reinsurance segment decreased to 72.5 percent and 75.5 percent for the three months and six months ended June 30, 2009 from 76.0 percent and 76.9 percent for the same periods in 2008.  These decreases reflect a relatively large increase in IBNR reserves that occurred during the second quarter of 2008, as well as a decline in reported losses during 2009.  These improvements were partially offset by an increase in catastrophe and storm losses.

Acquisition and other expenses

The acquisition expense ratio increased to 35.1 percent and 36.4 percent for the three months and six months ended June 30, 2009 from 32.9 percent and 33.3 percent for the same periods in 2008.  These increases are attributed to the property and casualty insurance segment and primarily reflect higher expenses for employee benefits, contingent salaries and executive bonuses.  The increase for the first six months of 2009 also reflects an increase in policyholder dividend expense.  A decline in commission expense in the reinsurance segment partially offset the increase in expenses in the property and casualty insurance segment.

For the property and casualty insurance segment, the acquisition expense ratio increased to 38.9 percent and 40.1 percent for the three months and six months ended June 30, 2009 from 35.6 percent and 35.2 percent for the same periods in 2008.  The increase for the three months ended June 30, 2009 reflects higher expenses for postretirement benefits, contingent salaries and executive bonuses, and employee health care benefits.  These increases were partially offset by an increase in the estimate of deferrable acquisition expenses, which resulted in an increase in the deferred policy acquisition costs asset and a corresponding decline in acquisition and other expenses.  The increase for the six months ended June 30, 2009 also reflects an increase in policyholder dividend expense, which is largely due to an increase in the estimated dividend payable on several safety dividend groups, as well as an increase in the estimated aggregate amount of dividends payable on individual workers’ compensation policies.  The increase in postretirement benefits expense is due to a significant increase in the amount of actuarial losses being amortized and a decrease in the expected return on plan assets, both resulting from the severe decline in the financial markets during 2008.

For the reinsurance segment, the acquisition expense ratio decreased to 20.2 percent and 20.7 percent for the three months and six months ended June 30, 2009 from 21.2 percent and 24.2 percent for the same periods in 2008.  These decreases are largely attributed to the relatively high ratios reported in 2008 due to an increase in the estimate of commission expense on earned but not reported premiums.  The decline in the ratio for the three months ended June 30, 2009 was limited to some extent by an increase in contingent commissions.

Investment results

Net investment income decreased 6.9 percent and 2.0 percent to $11,173,000 and $23,450,000 for the three months and six months ended June 30, 2009 from $12,000,000 and $23,940,000 for the same periods in 2008.  These decreases are attributed to a high level of call activity that occurred on the Company’s U.S. Government Agency securities during the first quarter of 2009 as a result of the low interest rate environment, a decline in yield on short-term investments and the elimination of dividends on the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) preferred stocks in 2008.  The proceeds from the called securities are being invested in short-term securities until attractive long-term opportunities can be identified.

The Company reported net realized investment gains of $905,000 and $371,000 for the three months ended June 30, 2009 and 2008, respectively, but had net realized investment losses of $7,687,000 and $2,541,000 for the six months ended June 30, 2009 and 2008, respectively.  “Other-than-temporary” investment impairment losses declined to $759,000 in the second quarter of 2009 from $1,695,000 for the same period in 2008.  For the first six months of 2009, “other-than-temporary” investment impairment losses totaled $9,117,000, compared to $4,597,000 for the same period in 2008.  The impairment losses recognized during 2009 and 2008 were primarily on equity securities, with the exception of a $2,220,000 impairment loss recognized on a fixed maturity security during the first quarter of 2009 due to a bankruptcy filing made by Great Lakes Chemical Corporation, now known as Chemtura Corporation.

The total rate of return on the Company’s equity portfolio for the first six months of 2009 was 2.79 percent, which is less than the 3.16 percent total return generated by the S&P 500.  During the second quarter, the equity portfolio returned 12.84 percent, compared to 15.93 percent for the S&P 500.  The current annualized yield on the bond portfolio is 5.0 percent and the effective duration is 5.36 years.

Income tax

Income tax expense was $1,924,000 for the three months ended June 30, 2009 compared to an income tax benefit of $2,640,000 for the same period in 2008.  For the six months ended June 30, 2009, income tax expense increased to $3,047,000 from $201,000 for the same period in 2008.  The effective tax rate for the three months ended June 30, 2009 was 21.6 percent, compared to 73.7 percent (calculated on a net loss) for the same period in 2008.  The effective tax rate for the six months ended June 30, 2009 was 19.3 percent, compared to 2.7 percent for the same period in 2008.  The fluctuations in the effective tax rates reflect changes in pre-tax income earned during these periods relative to the amount of tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $5,429,000 and $5,077,000 during the first six months of 2009 and 2008, respectively.  The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity.  When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies.  In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs.  As of June 30, 2009, the Company did not have any significant variations between the maturity dates of its investments and the expected payments of its loss and settlement expense reserves.

The Company is a holding company whose principal asset is its investment in its insurance subsidiaries.  As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet all obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase program.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2009 without prior regulatory approval is approximately $28,449,000.  The Company received $5,000,000 and $22,505,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $4,765,000 and $4,935,000 in the first six months of 2009 and 2008, respectively.  The large amount of dividends received from the insurance company subsidiaries in 2008 was used to fund the Company’s $15,000,000 stock repurchase program.  On October 31, 2008, the Company’s Board of Directors announced an extension of the stock repurchase program, authorizing an additional $10,000,000.  This extension of the stock repurchase program will necessitate the dividend of additional funds from the insurance company subsidiaries to the holding company.

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

The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to pay claims and expenses.  At June 30, 2009, approximately 27 percent of the Company’s fixed maturity securities were in U.S. government or U.S. government-sponsored agency securities.  This is down from approximately 35 percent at December 31, 2008 due to a significant amount of call activity on the Company’s U.S. government agency securities that occurred during the first half of 2009 due to the low interest rate environment.  The proceeds from these called securities are being invested in short-term securities until attractive long-term opportunities can be identified.  A variety of maturities are maintained in the Company’s portfolio to assure adequate liquidity.  The maturity structure of the fixed maturity securities is also established by the relative attractiveness of yields on short, intermediate and long-term securities.  The Company does not invest in high-yield, non-investment grade debt securities.  Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

The Company considers itself to be a long-term investor and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At June 30, 2009 the Company had a net unrealized holding gain, net of deferred taxes, on fixed maturity securities available-for-sale of $5,524,000, compared to a net unrealized holding loss of $5,468,000 at December 31, 2008.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries for corporate and U.S. government-sponsored agency securities.  Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

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

The Company participates in a securities lending program administered by Mellon Bank, N.A. whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time.  The Company receives a fee for each security loaned out under this program and requires initial collateral equal to 102 percent of the fair value of the loaned securities.  The collateral is primarily cash, but other forms of collateral are occasionally accepted, including letters of credit or U.S. Treasury securities.  The cash collateral is invested in a Delaware business trust that is managed by Mellon Bank.  In this trust, cash collateral funds of the Company are pooled with cash collateral funds of other security lenders administered by Mellon Bank, and these funds are invested in securities with high credit quality standards, maturity restrictions, and liquidity levels consistent with the short-term nature of securities lending transactions.  The acceptable investments include time deposits, commercial paper, floating rate notes, asset-backed floating rate notes, and repurchase agreements.  The earnings from this trust are used, in part, to pay the fee the Company receives for each security loaned under the program.  The Company has a slight risk of a minor loss associated with the collateral pool if the aggregate fair value of the collateral pool were to decline below the aggregate liability represented by the collateral, assuming all securities loaned and backed by the collateral pool are returned.  The Company had securities on loan with a fair value of $23,716,000 and $8,950,000 at June 30, 2009 and December 31, 2008, respectively.  Collateral held in connection with these loaned securities totaled $24,082,000 and $9,323,000 at June 30, 2009 and December 31, 2008, respectively.  Fluctuations in securities on loan are due to changes in demand for the type of securities the Company makes available to the program (primarily U.S. government agencies, U.S. treasuries and corporate bonds).

The Company held $58,000 and $67,000 in minority ownership interests in limited partnerships and limited liability companies at June 30, 2009 and December 31, 2008, respectively.  The Company does not hold any other unregistered securities.

The Company’s cash balance was $220,000 and $183,000 at June 30, 2009 and December 31, 2008, respectively.

During the first six months of 2009, Employers Mutual contributed $1,000,000 each to the pension plan and postretirement benefit plans.  Upon settlement of the second quarter inter-company balances, the Company will reimburse Employers Mutual $300,000 and $286,525 for its share of the contributions to the pension and postretirement benefit plans, respectively.  In 2009, Employers Mutual expects to make contributions totaling $25,000,000 to the pension plan and $2,800,000 to the postretirement benefit plans.

Employers Mutual contributed $15,000,000 to its pension plan and $12,200,000 to its postretirement benefit plans in 2008.  During the first six months of 2008, Employers Mutual made no contribution to the pension plan, and a $1,200,000 contribution to the postretirement benefit plans.  The Company reimbursed Employers Mutual $4,555,000 for its share of the 2008 pension contribution (no reimbursement was paid in the first six months of 2008) and $3,495,000 for its share of the 2008 postretirement benefit plans contribution ($343,000 in the settlement of the second quarter inter-company balances).

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at June 30, 2009.

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

The Company’s total cash and invested assets at June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities held-to-maturity	$462	$507	0.1%	$462
Fixed maturity securities available-for-sale	786,144	794,642	79.3%	794,642
Equity securities available-for-sale	70,434	91,139	9.1%	91,139
Cash	220	220	-	220
Short-term investments	115,805	115,805	11.5%	115,805
Other long-term investments	57	57	-	57
	$973,122	$1,002,370	100.0%	$1,002,325

	December 31, 2008
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities held-to-maturity	$535	$573	0.1%	$535
Fixed maturity securities available-for-sale	830,231	821,819	85.1%	821,819
Equity securities available-for-sale	75,026	88,372	9.2%	88,372
Cash	182	182	-	182
Short-term investments	54,373	54,373	5.6%	54,373
Other long-term investments	67	67	-	67
	$960,414	$965,386	100.0%	$965,348

The amortized cost and estimated fair value of fixed maturity and equity securities at June 30, 2009 were as follows:

June 30, 2009	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$462	$45	$-	$507
Total securities held-to-maturity	$462	$45	$-	$507

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,735	$328	$-	$5,063
U.S. government-sponsored agencies	205,501	2,283	530	207,254
Obligations of states and political subdivisions	298,641	9,894	5,285	303,250
Commercial mortgage-backed	39,892	2,754	2,911	39,735
Residential mortgage-backed	42,615	909	2,461	41,063
Collateralized debt obligations	9,384	463	273	9,574
Corporate	178,856	6,629	3,257	182,228
Debt securities issued by foreign governments	6,520	-	45	6,475
Total fixed maturity securities	786,144	23,260	14,762	794,642

Equity securities:
Common stocks:
Financial services	7,547	17,005	95	24,457
Information technology	10,482	2,983	113	13,352
Healthcare	12,179	1,318	523	12,974
Consumer staples	8,471	400	250	8,621
Consumer discretionary	7,791	1,088	401	8,478
Energy	5,783	1,531	156	7,158
Other	8,681	699	254	9,126
Non-redeemable preferred stocks	9,500	-	2,527	6,973
Total equity securities	70,434	25,024	4,319	91,139
Total securities available-for-sale	$856,578	$48,284	$19,081	$885,781

The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual.  Effective February 1, 2008, the interest rate on these surplus notes was increased from 3.09 percent to 3.60 percent.  Future reviews of the interest rate will be conducted by the Inter-Company Committees of the Boards of Directors of the Company and Employers Mutual every five years.  Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $450,000 and $439,000 during the first six months of 2009 and 2008, respectively.  At December 31, 2008, EMCASCO Insurance Company and Illinois EMCASCO Insurance Company received approval for the payment of interest accrued on the surplus notes during 2008, while Dakota Fire Insurance Company did not receive the necessary approval.

As of June 30, 2009, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations

The Company recorded “other-than-temporary” investment impairment losses totaling $759,000 on 4 equity securities during the second quarter of 2009, and $1,695,000 on seven equity securities during the second quarter of 2008.  For the six months ended June 30, 2009, the Company recognized “other-than-temporary” investment impairment losses totaling $9,117,000 on 28 equity securities and one fixed maturity security, compared to $4,597,000 on 18 equity securities during the first half of 2008.  The impairment loss on the fixed maturity security ($2,220,000) is attributed to a bankruptcy filing made by Great Lakes Chemical Corporation, now known as Chemtura Corporation.  The impairment losses on the equity securities are primarily attributed to the severe and prolonged turmoil in the financial markets.

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

At June 30, 2009, the Company had unrealized losses on available-for-sale securities as presented in the table below.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities.  Based on these factors, the absence of management's intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at June 30, 2009.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $12,403,000, net of tax; however, the Company’s financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of June 30, 2009.

June 30, 2009	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$58,644	$530	$-	$-	$58,644	$530
Obligations of states and political subdivisions	40,300	1,539	23,276	3,746	63,576	5,285
Commercial mortgage-backed	2,301	77	13,415	2,834	15,716	2,911
Residential mortgage-backed	21,717	1,386	4,004	1,075	25,721	2,461
Collateralized debt obligations	2,773	113	1,381	160	4,154	273
Corporate	12,958	210	28,459	3,047	41,417	3,257
Debt securities issued by foreign governments	6,475	45	-	-	6,475	45
Total, fixed maturity securities	145,168	3,900	70,535	10,862	215,703	14,762

Equity securities:
Common stocks:
Financial services	2,164	95	-	-	2,164	95
Information technology	2,790	113	-	-	2,790	113
Healthcare	3,719	523	-	-	3,719	523
Consumer staples	3,027	250	-	-	3,027	250
Consumer discretionary	3,614	401	-	-	3,614	401
Energy	2,101	156	-	-	2,101	156
Other	3,121	254	-	-	3,121	254
Non-redeemable preferred stocks	-	-	6,973	2,527	6,973	2,527
Total, equity securities	20,536	1,792	6,973	2,527	27,509	4,319
Total temporarily impaired securities	$165,704	$5,692	$77,508	$13,389	$243,212	$19,081

All non-investment grade fixed maturity securities held at June 30, 2009 (US Freightways Corporation, American Airlines, Chemtura Corporation, Weyerhaeuser Company, and five residential mortgage-backed securities) had an aggregate unrealized loss of $2,242,000.  The Company does not purchase non-investment grade securities.  Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.  The five residential mortgage-backed securities that are new to this list in 2009 (aggregate unrealized loss of $1,528,000) were part of the 2008 investment strategy that targeted high-quality residential mortgage-backed securities.  The Chemtura Corporation securities were written down to fair value through an “other-than-temporary” impairment loss during the first quarter of 2009.  At June 30, 2009, the fair value of these securities increased and was equal to the present value of estimated cash flows.  As a result, the Chemtura Corporation securities were not in an unrealized loss position.

Following is a schedule of gross realized losses recognized in the first half of 2009 from the sale of securities and from “other-than-temporary” investment impairments.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.  This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc.  Fixed maturity securities are generally held until maturity.

	Six months ended June 30, 2009
	Realized losses from sales			"Other-than-	Total
			Gross	temporary"	gross
	Book	Sales	realized	impairment	realized
($ in thousands)	value	price	losses	losses	losses
Fixed maturity securities:
Three months or less	$-	$-	$-	$-	$-
Over three months to six months	-	-	-	-	-
Over six months to nine months	-	-	-	2,220	2,220
Over nine months to twelve months	-	-	-	-	-
Over twelve months	-	-	-	-	-
	-	-	-	2,220	2,220
Equity securities:
Three months or less	4,087	3,529	558	2,219	2,777
Over three months to six months	3,830	3,072	758	1,583	2,341
Over six months to nine months	1,014	758	256	2,444	2,700
Over nine months to twelve months	-	-	-	180	180
Over twelve months	330	281	49	471	520
	9,261	7,640	1,621	6,897	8,518
	$9,261	$7,640	$1,621	$9,117	$10,738

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

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

The following table reflects the Company’s contractual obligations as of June 30, 2009.  Included in the table are the estimated payments that the Company expects to make in the settlement of its loss reserves and with respect to its long-term debt.  One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All lease costs are included as expenses under the pooling agreement, after allocation of the portion of these expenses to the subsidiaries that do not participate in the pool.  The table reflects the Company’s current 30.0 percent aggregate participation in the pooling agreement.  The Company’s contractual obligation for long-term debt did not change from that presented in the Company’s 2008 Form 10-K.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Contractual obligations	($ in thousands)
Loss and settlement expense reserves (1).	$560,572	$217,558	$203,712	$79,097	$60,205
Long-term debt (2)	25,000	-	-	-	25,000
Interest expense on long-term debt (3)	9,213	1,113	1,800	1,800	4,500
Real estate operating leases	8,186	639	3,351	1,675	2,521
Total	$602,971	$219,310	$208,863	$82,572	$92,226

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

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow these assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $1,344,000 and $1,506,000 and related premium tax offsets of $1,380,000 and $936,000 have been accrued as of June 30, 2009 and December 31, 2008, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ a worker with a pre-existing disability.  Estimated second-injury fund assessments of $1,577,000 and $1,576,000 have been accrued as of June 30, 2009 and December 31, 2008, respectively.  The second injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative GAAP recognized by the FASB that is to be applied to non-governmental entities.  SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.  The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date. The adoption of SFAS 168 will change the basis for reference to GAAP guidance in the Company’s financial statements, but will have no effect on the consolidated financial position or operating results of the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which sets forth the period after the balance sheet date during which management shall evaluate events or transactions for potential recognition or disclosure, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date, and disclosures to make about events or transactions that occur after the balance sheet date.  This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of SFAS 165 had no effect on the consolidated financial position or operating results of the Company.  The Company evaluates subsequent events through the date its financial statements are issued (filed with the Securities and Exchange Commission).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 were effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted the requirements of SFAS 157 effective January 1, 2008, which resulted in additional disclosures, but no impact on the consolidated financial position or operating results.  In October 2008, the FASB issued Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active,” which was followed in April 2009 by FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  Both of these FSPs are intended to clarify the application of SFAS 157 in markets that are not, at the measurement date, providing fair values representative of orderly transactions.  FSP FAS 157-3 was effective upon issuance, adoption of which had no effect on the consolidated financial position or operating results of the Company.  FSP FAS 157-4 was effective for interim and annual reporting periods ending after June 15, 2009.  Adoption of this FSP had no effect on the consolidated financial position or operating results of the Company.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides guidance for evaluating “other-than-temporary” impairments for fixed maturity securities, and requires changes to the financial statement presentation and disclosure of fixed maturity and equity security “other-than-temporary” impairments.  FSP FAS 115-2 and FAS 124-2 requires that the evaluation of an impaired fixed maturity security include an assessment of whether the entity has the intent to sell the security and if it is more likely than not to be required to sell the security before recovery of its amortized cost basis.  In addition, if the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered “other-than-temporarily” impaired.  The portion of the impairment related to a credit loss is recognized through earnings and the impairment related to other factors is recognized through other comprehensive income.  This FSP was effective for interim and annual reporting periods ending after June 15, 2009.  A cumulative effect adjustment from retained earnings to accumulated other comprehensive income is required for previously “other-than-temporarily” impaired fixed maturity securities still owned that have a non-credit component of the loss as of the date of adoption.  The adoption of this FSP resulted in a cumulative effect adjustment to increase retained earnings and decrease accumulated other comprehensive income by $643,500, net of tax.  Adoption of this FSP also resulted in additional disclosures for fixed maturity and equity securities.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosure in interim financial statements of the fair value disclosures required annually by SFAS 107 “Disclosure about Fair Value of Financial Statements.”  This FSP was effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this FSP resulted in the addition of fair value disclosures, but had no effect on the consolidated financial position or operating results of the Company.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended June 30, 2009:

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs		(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2 & 3)

4/1/09 - 4/30/09	4,790	(1)	$21.88	-	(2)	$14,521,834

5/1/09 - 5/31/09	69	(1)	21.09	-	(2)	14,521,834

6/1/09 - 6/30/09	1,488	(1)	21.70	-	(2)	14,521,834

Total	6,347		$21.83	-

(1) 55, 69 and 1,488 shares were purchased in the open market in April, May and June, respectively, to fulfill the Company’s obligations under its dividend reinvestment and common stock purchase plan.  4,735 shares were purchased in the open market during April under Employers Mutual Casualty Company’s employee stock purchase plan.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Annual Meeting of Stockholders
EMC Insurance Group Inc.
May 19, 2009

(b)	The following seven persons were elected to serve as directors of the Company for the ensuing year:

Margaret A. Ball	Bruce G. Kelley
George C. Carpenter III	Raymond A. Michel
Stephen A. Crane	Gretchen H. Tegeler
Robert L. Howe

(c)	Proposals or matters voted upon and number of votes cast:

1.	Election of directors:

Nominee	Votes Cast for	Votes Withheld
Margaret A. Ball	12,764,772	76,933
George C. Carpenter III	12,810,367	31,338
Stephen A. Crane	12,812,396	29,309
Robert L. Howe	12,816,284	25,421
Bruce G. Kelley	12,812,603	29,102
Raymond A. Michel	12,810,825	30,880
Gretchen H. Tegeler	12,812,765	28,940

2.	Proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the current fiscal year.

For	12,807,424	Against	23,583	Abstain	10,698

(d)	None.

ITEM 6.	EXHIBITS

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2009.

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit number	Item	Page number

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	55

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	56

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	57

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	58