Form 10-Q
period 2009-09-30
EMC INSURANCE GROUP INC
filed 2009-11-09
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒
Non accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
Common stock, $1.00 par value	13,108,365

Total pages   59

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost (fair value $510,831 and $572,852)	$456,488	$534,759
Securities available-for-sale, at fair value (amortized cost $804,643,392 and $821,306,951)	843,823,571	812,868,835
Fixed maturity securities on loan:
Securities available-for-sale, at fair value (amortized cost $38,063,415 and $8,923,745)	39,113,081	8,950,052
Equity securities available-for-sale, at fair value (cost $72,907,988 and $75,025,666)	101,720,813	88,372,207
Other long-term investments, at cost	52,832	66,974
Short-term investments, at cost	50,701,465	54,373,082
Total investments	1,035,868,250	965,165,909

Balances resulting from related party transactions with
Employers Mutual:
Reinsurance receivables	32,515,247	36,355,047
Prepaid reinsurance premiums	5,298,918	4,157,055
Deferred policy acquisition costs	39,760,110	34,629,429
Other assets	10,562,938	2,534,076
Indebtedness of related party	14,627,875	-

Cash	314,910	182,538
Accrued investment income	11,059,408	12,108,129
Deferred policy acquisition costs	1,192	-
Accounts receivable	1,191,585	23,041
Income taxes recoverable	3,613,762	11,859,539
Deferred income taxes	9,745,460	30,819,592
Goodwill	941,586	941,586
Securities lending collateral	40,515,470	9,322,863
Total assets	$1,206,016,711	$1,108,098,804

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2009	2008
LIABILITIES
Balances resulting from related party transactions with
Employers Mutual:
Losses and settlement expenses	$566,343,681	$573,031,853
Unearned premiums	174,333,965	154,446,205
Other policyholders' funds	7,434,158	6,418,870
Surplus notes payable	25,000,000	25,000,000
Indebtedness to related party	-	20,667,196
Employee retirement plans	21,728,331	19,331,007
Other liabilities	35,283,363	16,964,452

Losses and settlement expenses	1,088,903	-
Unearned premiums	6,165	-
Securities lending obligation	40,515,470	9,322,863
Total liabilities	871,734,036	825,182,446

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 13,154,787shares in 2009 and 13,267,668 shares in 2008	13,154,787	13,267,668
Additional paid-in capital	93,532,583	95,639,349
Accumulated other comprehensive income (loss)	32,337,263	(9,930,112)
Retained earnings	195,258,042	183,939,453
Total stockholders' equity	334,282,675	282,916,358
Total liabilities and stockholders' equity	$1,206,016,711	$1,108,098,804

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

All balances presented below, with the exception of net investment income, realized investment gains (losses), income tax expense (benefit) and other items specifically identified, are the result of related party transactions with Employers Mutual.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES
Premiums earned:
Related party transactions	$95,195,148	$96,409,215	$283,705,370	$288,004,696
Other transactions	1,537,669	-	1,580,001	-
Total premiums earned	96,732,817	96,409,215	285,285,371	288,004,696
Investment income, net	11,804,810	12,251,192	35,254,663	36,190,779
Net realized investment gains, excluding impairment losses on available-for-sale securities	3,531,873	2,978,487	4,961,286	5,034,862
Total other-than-temporary impairment losses on available-for-sale securities	(610,563)	(17,075,004)	(9,727,119)	(21,672,386)
Portion of impairment losses on fixed maturity available-for-sale securities recognized in other comprehensive income (before taxes)	-	-	-	-
Net impairment losses on available-for-sale securities	(610,563)	(17,075,004)	(9,727,119)	(21,672,386)
Net realized investment gains (losses)	2,921,310	(14,096,517)	(4,765,833)	(16,637,524)
Other income	224,191	191,161	575,449	499,059
	111,683,128	94,755,051	316,349,650	308,057,010
LOSSES AND EXPENSES
Losses and settlement expenses:
Related party transactions	71,193,945	81,644,261	190,134,810	221,987,946
Other transactions	1,082,300	-	1,082,300	-
Total losses and settlement expenses	72,276,245	81,644,261	191,217,110	221,987,946
Dividends to policyholders	1,517,886	752,432	7,273,968	3,028,440
Amortization of deferred policy acquisition costs:
Related party transactions	20,066,798	20,250,192	63,598,194	64,655,459
Other transactions	379,363	-	380,828	-
Total amortization of deferred policy acquisition costs	20,446,161	20,250,192	63,979,022	64,655,459
Other underwriting expenses	9,497,185	8,043,689	28,934,786	25,173,590
Interest expense	225,000	225,000	675,000	664,375
Other expense:
Related party transactions	1,239,318	228,532	1,970,472	1,456,548
Other transactions	10,404	-	10,404	-
Total other expense	1,249,722	228,532	1,980,876	1,456,548
	105,212,199	111,144,106	294,060,762	316,966,358
Income (loss) before income tax expense (benefit)	6,470,929	(16,389,055)	22,288,888	(8,909,348)

INCOME TAX EXPENSE (BENEFIT)
Current	71,457	(2,971,046)	6,498,841	(1,890,548)
Deferred.	1,348,697	(3,960,440)	(2,031,723)	(4,839,887)
	1,420,154	(6,931,486)	4,467,118	(6,730,435)
Net income (loss)	$5,050,775	$(9,457,569)	$17,821,770	$(2,178,913)

Net income (loss) per common share
-basic and diluted	$0.38	$(0.70)	$1.35	$(0.16)

Dividend per common share	$0.18	$0.18	$0.54	$0.54

Average number of common shares outstanding
-basic and diluted	13,229,225	13,413,718	13,238,296	13,615,224

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$5,050,775	$(9,457,569)	$17,821,770	$(2,178,913)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on investment securities, before deferred income tax expense (benefit)	42,760,410	(53,897,957)	60,332,105	(71,924,441)
Deferred income tax expense (benefit)	14,966,145	(18,864,285)	21,116,237	(25,173,554)
	27,794,265	(35,033,672)	39,215,868	(46,750,887)

Reclassification adjustment for realized investment (gains) losses included in net income (loss), before income tax (expense) benefit	(2,921,310)	14,096,517	4,765,833	16,637,524
Income tax (expense) benefit	(1,022,459)	4,933,781	1,668,042	5,823,133
	(1,898,851)	9,162,736	3,097,791	10,814,391

Adjustment associated with Employers Mutual's retirement benefit plans, before deferred income tax expense (benefit):
Net actuarial loss	296,733	14,846	1,278,945	44,538
Prior service credit	(120,051)	(120,456)	(360,147)	(361,368)
	176,682	(105,610)	918,798	(316,830)
Deferred income tax expense (benefit)	61,842	(36,964)	321,582	(110,891)
	114,840	(68,646)	597,216	(205,939)

Other comprehensive income (loss)	26,010,254	(25,939,582)	42,910,875	(36,142,435)

Total comprehensive income (loss)	$31,061,029	$(35,397,151)	$60,732,645	$(38,321,348)

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$17,821,770	$(2,178,913)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Balances resulting from related party transactions with Employers Mutual:
Losses and settlement expenses	(6,688,172)	24,529,892
Unearned premiums.	19,887,760	13,034,356
Other policyholders' funds	1,015,288	(3,779,815)
Indebtedness to related party	(35,295,071)	(17,321,926)
Employee retirement plans	3,316,122	1,356,784
Reinsurance receivables	3,839,800	(4,167,709)
Prepaid reinsurance premiums	(1,141,863)	(328,079)
Commission payable	(2,306,302)	(3,914,676)
Interest payable	(214,375)	(108,125)
Prepaid assets	(1,043,943)	(1,556,855)
Deferred policy acquisition costs	(5,130,681)	(3,291,626)
Stock-based compensation plans	259,223	209,382
Other, net	3,016,606	(2,434,945)

Accrued investment income	1,048,721	5,846
Accrued income tax:
Current	8,245,771	(2,074,349)
Deferred	(2,031,723)	(4,839,887)
Realized investment losses	4,765,833	16,637,524
Deferred policy acquisition costs	(1,192)	-
Unearned premiums	6,165	-
Losses and settlement expenses	1,088,903	-
Accounts receivable	(1,168,544)	(64,883)
Amortization of premium/discount on fixed maturity securities	(430,982)	435,757
	(8,962,656)	12,326,666
Net cash provided by operating activities	$8,859,114	$10,147,753

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities held-to-maturity	$78,542	$24,199
Purchases of fixed maturity securities available-for-sale	(297,417,060)	(255,769,765)
Disposals of fixed maturity securities available-for-sale	295,233,876	277,015,316
Purchases of equity securities available-for-sale	(45,890,346)	(35,202,629)
Disposals of equity securities available-for-sale	44,362,307	32,787,671
Disposals of other long-term investments	14,142	26,261
Net purchases (sales) of short-term investments	3,671,617	(10,305,345)
Net cash provided by investing activities	53,078	8,575,708

CASH FLOWS FROM FINANCING ACTIVITIES
Balances resulting from related party transactions with Employers Mutual:
Issuance of common stock through Employers
Mutual's stock option plans	181,434	1,054,819
Dividends paid to Employers Mutual	(4,237,840)	(4,237,840)

Repurchase of common stock	(1,814,573)	(12,272,002)
Dividends paid to public stockholders	(2,908,841)	(3,102,637)
Net cash used in financing activities	(8,779,820)	(18,557,660)

NET INCREASE IN CASH	132,372	165,801
Cash at the beginning of the year	182,538	262,963

Cash at the end of quarter	$314,910	$428,764

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

EMC Insurance Group Inc., a 60 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance.  Both commercial and personal lines of insurance are written, with a focus on medium-sized commercial accounts.  The term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  The Company has evaluated all subsequent events through the date the financial statements were issued (November 9, 2009).  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.  The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.  The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.

Certain amounts previously reported in prior years’ consolidated financial statements have been reclassified to conform to current year presentation.

In reading these financial statements, reference should be made to the Company’s 2008 Form 10-K or the 2008 Annual Report to Stockholders for more detailed footnote information.

2.	NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification,TM sometimes referred to as the Codification or ASC.  The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made.  However, when referring to guidance issued by the FASB, the Company now refers to topics in the ASC rather than the previous FASB Statement numbers, Interpretations, Staff Positions, etc.  This change was made effective by the FASB for periods ending on or after September 15, 2009.  References to GAAP in this quarterly report on Form 10-Q have been updated to reflect guidance in the Codification.

In May 2009, the FASB updated its guidance related to the Subsequent Events Topic of the FASB ASC (issued as Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events”), which sets forth the period after the balance sheet date during which management shall evaluate events or transactions for potential recognition or disclosure, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date, and disclosures to make about events or transactions that occur after the balance sheet date.  This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009.  Adoption of this pronouncement had no effect on the consolidated financial position or operating results of the Company.  The Company evaluates subsequent events through the date its financial statements are issued (filed with the Securities and Exchange Commission).

The Fair Value Measurements and Disclosures Topic of the FASB ASC has undergone substantial changes in recent years, including the issuance of several pronouncements predating the Codification.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defined fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements.  These requirements were effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted this pronouncement effective January 1, 2008, which resulted in additional disclosures, but no impact on the Company’s consolidated financial position or operating results.  In October 2008, the FASB issued Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active,” which was followed in April 2009 by FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  Both of these pronouncements were intended to clarify the determination of fair value in markets that are not, at the measurement date, providing fair values representative of orderly transactions.  Adoption of these pronouncements had no effect on the consolidated financial position or operating results of the Company.

In April 2009, the FASB updated its guidance related to the Investments-Debt and Equity Securities Topic of the FASB ASC (issued as FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”).  This pronouncement established guidance for evaluating “other-than-temporary” impairments for fixed maturity securities, and required changes to the financial statement presentation and disclosure of fixed maturity and equity security “other-than-temporary” impairments.  Included is a requirement that the evaluation of an impaired fixed maturity security include an assessment of whether the entity has the intent to sell the security and if it is more likely than not to be required to sell the security before recovery of its amortized cost basis.  In addition, if the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered “other-than-temporarily” impaired.  The portion of the impairment related to a credit loss is recognized through earnings and the impairment related to other factors is recognized through “other comprehensive income”.  This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009.  A cumulative effect adjustment from retained earnings to “accumulated other comprehensive income” was required for previously “other-than-temporarily” impaired fixed maturity securities still owned that had a non-credit component of the loss as of the date of adoption.  Adoption resulted in a cumulative effect adjustment to increase retained earnings and decrease “accumulated other comprehensive income” by $643,500, net of tax.  Adoption also resulted in additional disclosures for fixed maturity and equity securities.

In April 2009, the FASB updated its guidance related to the Financial Instruments Topic of the FASB ASC (issued as FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”).  This pronouncement established quarterly disclosure requirements in interim financial statements of the fair value disclosures that were previously only required annually.  This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009.  Adoption resulted in the addition of fair value disclosures, but had no effect on the consolidated financial position or operating results of the Company.

In December 2008, the FASB updated its guidance related to the Compensation-Retirement Benefits Topic of the FASB ASC (issued as FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”).  This pronouncement established guidance on employers’ disclosures about plan assets of defined benefit pension or other postretirement plans, and was intended to address a lack of transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plans.  The plan asset disclosures required are effective for fiscal years ending after December 15, 2009.  Adoption will result in additional disclosures, but will have no effect on the consolidated financial position or operating results of the Company.

In December 2007, the FASB updated its guidance related to the Business Combinations Topic of the FASB ASC (issued as SFAS No. 141 (revised 2007), “Business Combinations,” a replacement of SFAS No. 141, “Business Combinations”).  This pronouncement retained the fundamental requirements of the acquisition method of accounting (previously referred to as “purchase method”) to be used for all business combinations, and was to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Adoption of this statement had no effect on the consolidated financial position or operating results of the Company.

3.	REINSURANCE

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months and nine months ended September 30, 2009 and 2008 is presented below.

	Three months ended September 30, 2009
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$80,465,984	$-	$80,465,984
Assumed from nonaffiliates	610,620	19,984,276	20,594,896
Assumed from affiliates	103,137,225	-	103,137,225
Ceded to nonaffiliates	(6,713,237)	(541,425)	(7,254,662)
Ceded to affiliates	(80,465,984)	-	(80,465,984)
Net premiums written	$97,034,608	$19,442,851	$116,477,459

Premiums earned
Direct	$58,721,350	$-	$58,721,350
Assumed from nonaffiliates	584,469	19,378,229	19,962,698
Assumed from affiliates	83,084,587	-	83,084,587
Ceded to nonaffiliates	(5,739,229)	(575,239)	(6,314,468)
Ceded to affiliates	(58,721,350)	-	(58,721,350)
Net premiums earned	$77,929,827	$18,802,990	$96,732,817

Losses and settlement expenses incurred
Direct	$44,016,784	$-	$44,016,784
Assumed from nonaffiliates	173,206	14,473,800	14,647,006
Assumed from affiliates	58,233,986	204,663	58,438,649
Ceded to nonaffiliates	(401,189)	(408,221)	(809,410)
Ceded to affiliates	(44,016,784)	-	(44,016,784)
Net losses and settlement expenses incurred	$58,006,003	$14,270,242	$72,276,245

	Three months ended September 30, 2008
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$72,381,302	$-	$72,381,302
Assumed from nonaffiliates	614,112	18,286,577	18,900,689
Assumed from affiliates	101,605,339	-	101,605,339
Ceded to nonaffiliates	(6,841,679)	(344,149)	(7,185,828)
Ceded to affiliates	(72,381,302)	-	(72,381,302)
Net premiums written	$95,377,772	$17,942,428	$113,320,200

Premiums earned
Direct	$54,866,579	$-	$54,866,579
Assumed from nonaffiliates	596,856	17,835,825	18,432,681
Assumed from affiliates	84,310,240	-	84,310,240
Ceded to nonaffiliates	(5,947,908)	(385,798)	(6,333,706)
Ceded to affiliates	(54,866,579)	-	(54,866,579)
Net premiums earned	$78,959,188	$17,450,027	$96,409,215

Losses and settlement expenses incurred
Direct	$43,709,891	$-	$43,709,891
Assumed from nonaffiliates	417,371	16,453,674	16,871,045
Assumed from affiliates	68,187,194	138,176	68,325,370
Ceded to nonaffiliates	(3,101,960)	(450,194)	(3,552,154)
Ceded to affiliates	(43,709,891)	-	(43,709,891)
Net losses and settlement expenses incurred	$65,502,605	$16,141,656	$81,644,261

	Nine months ended September 30, 2009
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$193,427,053	$-	$193,427,053
Assumed from nonaffiliates	1,816,110	56,450,182	58,266,292
Assumed from affiliates	265,719,799	-	265,719,799
Ceded to nonaffiliates	(17,914,843)	(1,486,457)	(19,401,300)
Ceded to affiliates	(193,427,053)	-	(193,427,053)
Net premiums written	$249,621,066	$54,963,725	$304,584,791

Premiums earned
Direct	$170,734,207	$-	$170,734,207
Assumed from nonaffiliates	1,891,320	56,272,431	58,163,751
Assumed from affiliates	245,867,355	-	245,867,355
Ceded to nonaffiliates	(17,200,516)	(1,545,219)	(18,745,735)
Ceded to affiliates	(170,734,207)	-	(170,734,207)
Net premiums earned	$230,558,159	$54,727,212	$285,285,371

Losses and settlement expenses incurred
Direct	$117,678,427	$-	$117,678,427
Assumed from nonaffiliates	1,069,640	42,491,675	43,561,315
Assumed from affiliates	152,570,235	528,834	153,099,069
Ceded to nonaffiliates	(3,806,679)	(1,636,595)	(5,443,274)
Ceded to affiliates	(117,678,427)	-	(117,678,427)
Net losses and settlement expenses incurred	$149,833,196	$41,383,914	$191,217,110

	Nine months ended September 30, 2008
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$176,998,691	$-	$176,998,691
Assumed from nonaffiliates	1,857,333	52,360,115	54,217,448
Assumed from affiliates	265,984,013	-	265,984,013
Ceded to nonaffiliates	(18,166,361)	(869,959)	(19,036,320)
Ceded to affiliates	(176,998,691)	-	(176,998,691)
Net premiums written	$249,674,985	$51,490,156	$301,165,141

Premiums earned
Direct	$160,139,290	$-	$160,139,290
Assumed from nonaffiliates	1,992,141	52,296,560	54,288,701
Assumed from affiliates	252,359,688	-	252,359,688
Ceded to nonaffiliates	(17,838,287)	(805,406)	(18,643,693)
Ceded to affiliates	(160,139,290)	-	(160,139,290)
Net premiums earned	$236,513,542	$51,491,154	$288,004,696

Losses and settlement expenses incurred
Direct	$123,215,049	$-	$123,215,049
Assumed from nonaffiliates	1,726,833	42,574,144	44,300,977
Assumed from affiliates	187,234,937	415,594	187,650,531
Ceded to nonaffiliates	(9,281,225)	(682,337)	(9,963,562)
Ceded to affiliates	(123,215,049)	-	(123,215,049)
Net losses and settlement expenses incurred	$179,680,545	$42,307,401	$221,987,946

Individual lines in the above tables are defined as follows:
•	“Direct” represents policies issued by the Company’s property and casualty insurance subsidiaries.
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

Summarized financial information for the Company’s segments is as follows:

	Property and
Three months ended	casualty		Parent
September 30, 2009	insurance	Reinsurance	company	Consolidated
Premiums earned	$77,929,827	$18,802,990	$-	$96,732,817

Underwriting profit (loss)	(7,232,037)	227,377	-	(7,004,660)
Net investment income	8,781,681	3,022,390	739	11,804,810
Realized investment gains	2,030,639	890,671	-	2,921,310
Other income	224,191	-	-	224,191
Interest expense	225,000	-	-	225,000
Other expenses	208,518	728,520	312,684	1,249,722
Income (loss) before income tax expense (benefit)	$3,370,956	$3,411,918	$(311,945)	$6,470,929

	Property and
Three months ended	casualty		Parent
September 30, 2008	insurance	Reinsurance	company	Consolidated
Premiums earned	$78,959,188	$17,450,027	$-	$96,409,215

Underwriting loss	(11,458,365)	(2,822,994)	-	(14,281,359)
Net investment income	9,174,650	3,017,725	58,817	12,251,192
Realized investment losses	(9,516,502)	(4,580,015)	-	(14,096,517)
Other income	191,161	-	-	191,161
Interest expense	225,000	-	-	225,000
Other expenses	113,730	(247,243)	362,045	228,532
Loss before income tax benefit	$(11,947,786)	$(4,138,041)	$(303,228)	$(16,389,055)

	Property and
Nine months ended	casualty		Parent
September 30, 2009	insurance	Reinsurance	company	Consolidated
Premiums earned	$230,558,159	$54,727,212	$-	$285,285,371

Underwriting profit (loss)	(7,722,721)	1,603,206	-	(6,119,515)
Net investment income	26,334,016	8,905,851	14,796	35,254,663
Realized investment losses	(3,060,164)	(1,705,669)	-	(4,765,833)
Other income	575,449	-	-	575,449
Interest expense	675,000	-	-	675,000
Other expenses	614,847	335,396	1,030,633	1,980,876
Income (loss) before income tax expense (benefit)	$14,836,733	$8,467,992	$(1,015,837)	$22,288,888

Assets	$919,015,422	$286,265,132	$335,612,475	$1,540,893,029
Eliminations	-	-	(332,798,030)	(332,798,030)
Reclassifications	(10,532)	(1,646,327)	(421,429)	(2,078,288)
Net assets	$919,004,890	$284,618,805	$2,393,016	$1,206,016,711

	Property and
Nine months ended	casualty		Parent
September 30, 2008	insurance	Reinsurance	company	Consolidated
Premiums earned	$236,513,542	$51,491,154	$-	$288,004,696

Underwriting loss	(23,635,883)	(3,204,856)	-	(26,840,739)
Net investment income	27,112,376	8,940,490	137,913	36,190,779
Realized investment losses	(11,283,993)	(5,353,531)	-	(16,637,524)
Other income	499,059	-	-	499,059
Interest expense	664,375	-	-	664,375
Other expenses	412,606	46,960	996,982	1,456,548
Income (loss) before income tax expense (benefit)	$(8,385,422)	$335,143	$(859,069)	$(8,909,348)

Assets	$852,403,590	$248,741,665	$303,858,436	$1,405,003,691
Eliminations	-	-	(295,933,805)	(295,933,805)
Reclassifications	(35,527)	(314,498)	(340,324)	(690,349)
Net assets	$852,368,063	$248,427,167	$7,584,307	$1,108,379,537

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three months and nine months ended September 30, 2009 and 2008, by line of business.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Property and casualty insurance segment
Commercial lines:
Automobile	$16,606,480	$17,335,070	$49,346,767	$51,987,701
Property	15,829,437	15,261,367	46,199,490	45,674,476
Workers' compensation	16,232,149	16,217,951	48,878,685	48,389,162
Liability	16,151,997	17,083,888	47,681,608	51,480,267
Other	2,218,138	2,306,874	6,611,669	6,685,464
Total commercial lines	67,038,201	68,205,150	198,718,219	204,217,070

Personal lines:
Automobile	6,000,770	5,744,145	17,441,006	17,096,678
Property	4,742,075	4,855,420	13,962,345	14,732,315
Liability	148,781	154,473	436,589	467,479
Total personal lines	10,891,626	10,754,038	31,839,940	32,296,472
Total property and casualty insurance	$77,929,827	$78,959,188	$230,558,159	$236,513,542

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$1,764,226	$1,699,195	$5,271,033	$6,177,431
Property	4,826,268	4,674,090	14,285,259	12,978,918
Marine/Aviation	183,166	122,541	437,143	613,654
Casualty	436,028	352,626	1,065,608	1,110,332
Crop	125,759	1,025,944	313,250	1,182,457
Total pro rata reinsurance	7,335,447	7,874,396	21,372,293	22,062,792

Excess-of-loss reinsurance:
Property	8,993,651	7,138,010	25,955,780	20,967,813
Casualty	2,476,694	2,437,621	7,414,330	8,460,908
Surety	(2,802)	-	(15,191)	(359)
Total excess-of-loss reinsurance	11,467,543	9,575,631	33,354,919	29,428,362
Total reinsurance	$18,802,990	$17,450,027	$54,727,212	$51,491,154

Consolidated	$96,732,817	$96,409,215	$285,285,371	$288,004,696

5.       INCOME TAXES

The actual income tax expense (benefit) for the three months and nine months ended September 30, 2009 and 2008 differed from the “expected” income tax expense (benefit) for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income (loss) before income tax expense (benefit)) as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Computed "expected" income tax expense (benefit)	$2,264,825	$(5,736,169)	$7,801,111	$(3,118,272)
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(1,281,998)	(1,304,938)	(3,855,908)	(3,708,780)
Dividends received deduction	(120,348)	(181,544)	(369,217)	(579,985)
Proration of tax-exempt interest and dividends received deduction	210,352	222,973	633,769	643,315
Other, net	347,323	68,192	257,363	33,287
Income tax expense (benefit)	$1,420,154	$(6,931,486)	$4,467,118	$(6,730,435)

The Company had no provision for uncertain tax positions at September 30, 2009 or 2008.  The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during the three months and nine months ended September 30, 2009 or 2008.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files U.S. federal tax returns, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005.

6.	EMPLOYEE RETIREMENT PLANS

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Pension plans:
Service cost	$2,819,908	$2,180,977	$7,415,220	$6,542,931
Interest cost	2,203,152	2,350,250	7,341,974	7,050,750
Expected return on plan assets	(2,279,132)	(3,545,228)	(7,240,600)	(10,635,684)
Amortization of net actuarial loss	926,143	46,905	4,074,275	140,715
Amortization of prior service costs	113,075	113,640	339,223	340,920
Net periodic pension benefit cost	$3,783,146	$1,146,544	$11,930,092	$3,439,632

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Postretirement benefit plans:
Service cost	$692,870	$709,538	$2,078,610	$2,128,616
Interest cost	1,070,393	1,000,177	3,211,178	3,000,530
Expected return on plan assets	(603,005)	(507,327)	(1,809,016)	(1,521,981)
Amortization of net actuarial loss	24,514	-	73,542	-
Amortization of prior service credit	(532,814)	(532,814)	(1,598,442)	(1,598,442)
Net periodic postretirement benefit cost	$651,958	$669,574	$1,955,872	$2,008,723

Net periodic pension benefit cost allocated to the Company amounted to $1,162,990 and $353,336 for the three months and $3,663,171 and $1,060,013 for the nine months ended September  30, 2009 and 2008, respectively.  Net periodic postretirement benefit cost allocated to the Company amounted to $183,242 and $188,076 for the three months and $549,728 and $564,232 for the nine months ended September 30, 2009 and 2008, respectively.

Employers Mutual plans to contribute approximately $20,000,000 to the pension plan and approximately $2,800,000 to the VEBA trust in 2009.  As of September 30, 2009, Employers Mutual has contributed $2,000,000 to the pension plan and $1,000,000 to the postretirement benefit plan’s VEBA trust.

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

The Company recognized compensation expense from these plans of $63,075 ($54,203 net of tax) and $50,027 ($48,957 net of tax) for the three months and $259,223 ($209,252 net of tax) and $182,292 ($177,669 net of tax) for the nine months ended September 30, 2009 and 2008, respectively.  The Company recognized compensation expense of $27,090 ($17,609 net of tax) during the three months and nine months ended September 30, 2008, related to a separate stock appreciation rights agreement that is accounted for as a liability-classified award.  No compensation expense was recognized for this agreement for the three or nine months ended September 30, 2009 due to the terms of the agreement.  During the first nine months of 2009, 304,400 non-qualified stock options with tandem stock appreciation rights were granted under the 2007 Plan to eligible participants at a price of $18.865.  Up to one-half of the non-qualified stock options granted may be exercised as stock appreciation rights, but only if done in conjunction with the exercise of a non-qualified stock option.  During the first nine months of 2009, 11,853 options were exercised under the plans at prices ranging from $9.25 to $19.35.

The weighted average fair value of options granted during the first nine months of 2009 and 2008 amounted to $2.30 and $2.77, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted-average assumptions:

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

8.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

	Carrying	Estimated
	amount	fair value
September 30, 2009
Assets:
Fixed maturity securities:
Held-to-maturity	$456,488	$510,831
Available-for-sale	882,936,652	882,936,652
Equity securities available-for-sale	101,720,813	101,720,813
Short-term investments	50,701,465	50,701,465
Other long-term investments	52,832	52,832
Securities lending collateral	40,515,470	40,515,470
Liabilities:
Surplus notes	25,000,000	23,467,019
Securities lending obligation	40,515,470	40,515,470

December 31, 2008
Assets:
Fixed maturity securities:
Held-to-maturity	$534,759	$572,852
Available-for-sale	821,818,887	821,818,887
Equity securities available-for-sale	88,372,207	88,372,207
Short-term investments	54,373,082	54,373,082
Other long-term investments	66,974	66,974
Securities lending collateral	9,322,863	9,322,863
Liabilities:
Surplus notes	25,000,000	23,290,761
Securities lending obligation	9,322,863	9,322,863

The estimated fair value of fixed maturity securities, equity securities, short-term investments, securities lending collateral and securities lending obligation is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.

Other long-term investments, consisting primarily of holdings in limited partnerships and limited liability companies, are valued by the various fund managers.  In management’s opinion, these values reflect fair value at September 30, 2009 and December 31, 2008.

The fair value of the surplus notes is estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rate for similar debt obligations.

As previously discussed, the Company adopted new accounting requirements for the Fair Value Measurements and Disclosures Topic of the FASB ASC (issued as SFAS 157) on January 1, 2008.  These new accounting requirements apply to all assets and liabilities that are measured and reported on a fair value basis.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The following fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value:

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

The Company uses an independent pricing source to obtain the estimated fair value of a majority of its securities.  The fair values are based on quoted market prices, where available.  This is typically the case for equity securities and short-term investments, which are accordingly classified as Level 1 fair value measurements.  In cases where quoted market prices are not available, fair value is based on a variety of valuation techniques depending on the type of security.  Many of the fixed maturity securities in the Company’s portfolio do not trade on a daily basis; however, observable inputs are utilized in their valuations, and these securities are therefore classified as Level 2 fair value measurements.  Following is a brief description of the various pricing techniques used for different asset classes.

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities that were priced solely from broker quotes.  Since this is not an observable input, any fixed maturity security in the Company’s portfolio that is on this list is classified as a Level 3 fair value measurement.  At September 30, 2009, the Company did not hold any fixed maturity securities that were priced solely from broker quotes.

A small number of the Company’s securities are not priced by the independent pricing service.  Two equity securities are reported as Level 3 fair value measurements since unobservable inputs are used in their valuations.  The largest of these investments is the Class B shares of Insurance Services Office Inc. (now known as Verisk Analytics, Inc. (“Verisk”) following its Initial Public Offering on October 7, 2009).  The Company reports this investment at the fair value obtained from applying a 20 percent marketability discount to the quarterly valuations of the Class A shares produced by a nationally recognized independent financial advisory firm.  This resulted in a fair value of $14,965,502 for the Class B shares held by the Company at September 30, 2009 and December 31, 2008.  As previously disclosed in the Company’s October 12, 2009 Form 8-K filing with the SEC, the Company expects to record an after-tax realized gain of approximately $14.6 million ($22,473,792 net sale proceeds) in the fourth quarter of 2009 on the sale of its entire common stock investment in Verisk in conjunction with Verisk’s IPO.  The other equity security included in the Level 3 fair value measurement category continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the NAIC.  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements.  This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $2,014 and $3,641 at September 30, 2009 and December 31, 2008, respectively.

The remaining two securities not priced by the Company’s independent pricing service at September 30, 2009 are fixed maturity securities.  The two fixed maturity securities are classified as Level 2 fair value measurements and are carried at aggregate fair values of $7,894,232 at September 30, 2009 and $7,162,662 at December 31, 2008.  The fair values for these two fixed maturity securities were obtained from the Company’s investment custodian using independent pricing services which utilize similar pricing techniques as the Company’s independent pricing service.

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

The Company’s fixed maturity and equity securities available-for-sale, as well as short-term investments, are measured at fair value on a recurring basis.  No assets or liabilities are currently measured at fair value on a non-recurring basis.  Presented in the table below are the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2009.

	Fair value measurements at September 30, 2009 using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fixed maturity securities available-for-sale	$882,936,652	$-	$882,936,652	$-
Equity securities available-for-sale	101,720,813	86,753,297	-	14,967,516
Short-term investments	50,701,465	50,701,465	-	-
	$1,035,358,930	$137,454,762	$882,936,652	$14,967,516

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009.  Any unrealized gains or losses on these securities would be recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities would be reported as realized investment gains or losses in net income.

	Fair value measurements using significant
	unobservable inputs (Level 3)
Three months ended September 30, 2009	Fixed maturity securities available-for-sale	Equity securities available-for-sale	Total

Balance at June 30, 2009	$-	$14,974,410	$14,974,410

Total unrealized losses included in other comprehensive income	-	(6,894)	(6,894)
Balance at September 30, 2009	$-	$14,967,516	$14,967,516

	Fair value measurements using significant
	unobservable inputs (Level 3)
Nine months ended September 30, 2009	Fixed maturity securities available-for-sale	Equity securities available-for-sale	Total

Balance at December 31, 2008	$-	$14,969,143	$14,969,143

Total unrealized losses included in other comprehensive income	-	(1,627)	(1,627)
Balance at September 30, 2009	$-	$14,967,516	$14,967,516

9.	INVESTMENTS

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

The amortized cost and estimated fair value of securities held-to-maturity and available-for-sale as of September 30, 2009 and December 31, 2008 are as follows.  Securities classified as held-to-maturity are carried at amortized cost.  All other securities have been classified as available-for-sale and are carried at fair value.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
September 30, 2009	cost	gains	losses	fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$456,488	$54,343	$-	$510,831
Total securities held-to-maturity	$456,488	$54,343	$-	$510,831

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,737,093	$303,844	$-	$5,040,937
U.S. government-sponsored agencies	162,541,199	2,308,120	126,017	164,723,302
Obligations of states and political subdivisions	354,254,698	21,357,562	83,147	375,529,113
Commercial mortgage-backed	63,926,242	4,824,773	303,754	68,447,261
Residential mortgage-backed	46,989,654	1,666,580	920,953	47,735,281
Collateralized debt obligations	9,204,152	929,227	32,570	10,100,809
Corporate	201,053,769	11,254,931	948,751	211,359,949
Total fixed maturity securities	842,706,807	42,645,037	2,415,192	882,936,652

Equity securities:
Common stocks:
Financial services	7,847,429	18,885,714	2,863	26,730,280
Information technology	13,059,298	4,741,228	764	17,799,762
Healthcare	10,580,402	2,027,800	37,616	12,570,586
Consumer staples	6,163,209	565,757	37,089	6,691,877
Consumer discretionary	7,875,449	1,310,913	197,044	8,989,318
Energy	4,923,448	1,493,713	-	6,417,161
Industrials	5,801,538	842,602	63,996	6,580,144
Other	7,157,215	894,919	74,957	7,977,177
Non-redeemable preferred stocks	9,500,000	10,000	1,545,492	7,964,508
Total equity securities	72,907,988	30,772,646	1,959,821	101,720,813
Total securities available-for-sale	$915,614,795	$73,417,683	$4,375,013	$984,657,465

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
December 31, 2008	cost	gains	losses	fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$534,759	$38,093	$-	$572,852
Total securities held-to-maturity	$534,759	$38,093	$-	$572,852

Securities available-for-sale:
Fixed maturity securities:
U S treasury	$4,730,985	$442,062	$-	$5,173,047
U S government-sponsored agencies	282,152,396	3,410,866	682,890	284,880,372
Obligations of states and political subdivisions	301,326,007	7,291,171	8,525,393	300,091,785
Commercial mortgage-backed	31,001,558	2,366,742	3,275,086	30,093,214
Residential mortgage-backed	41,242,066	573,352	2,794,186	39,021,232
Collateralized debt obligations	9,677,383	41,184	609,339	9,109,228
Corporate	153,499,337	3,020,196	9,621,407	146,898,126
Debt securities issued by foreign governments	6,600,964	8,261	57,342	6,551,883
Total fixed maturity securities	830,230,696	17,153,834	25,565,643	821,818,887

Equity securities:
Common stocks:
Financial services	8,190,462	15,560,209	293,354	23,457,317
Information technology	11,913,152	1,606,225	1,174,331	12,345,046
Healthcare	11,276,843	262,405	1,920,754	9,618,494
Consumer staples	8,107,473	316,847	336,315	8,088,005
Consumer discretionary	5,401,525	672,211	558,218	5,515,518
Energy	7,313,125	2,456,741	203,424	9,566,442
Industrials	5,006,872	340,293	239,338	5,107,827
Other	8,316,214	349,031	420,787	8,244,458
Non-redeemable preferred stocks	9,500,000	-	3,070,900	6,429,100
Total equity securities	75,025,666	21,563,962	8,217,421	88,372,207
Total securities available-for-sale	$905,256,362	$38,717,796	$33,783,064	$910,191,094

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of September 30, 2009 and December 31, 2008, listed by length of time the securities have been in an unrealized loss position.

September 30, 2009	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$36,648,983	$126,017	$-	$-	$36,648,983	$126,017
Obligations of states and political subdivisions	6,066,060	10,305	6,854,430	72,842	12,920,490	83,147
Commercial mortgage-backed	7,863,360	172,654	16,125,990	131,100	23,989,350	303,754
Residential mortgage-backed	9,660,325	74,388	10,222,992	846,565	19,883,317	920,953
Collateralized debt obligations	-	-	1,489,430	32,570	1,489,430	32,570
Corporate	19,419,652	325,101	22,810,514	623,650	42,230,166	948,751
Total, fixed maturity securities	79,658,380	708,465	57,503,356	1,706,727	137,161,736	2,415,192

Equity securities:
Common stocks:
Financial services	323,745	2,863	-	-	323,745	2,863
Information technology	64,604	764	-	-	64,604	764
Healthcare	3,196,566	37,616	-	-	3,196,566	37,616
Consumer staples	1,446,006	37,089	-	-	1,446,006	37,089
Consumer discretionary	3,508,747	197,044	-	-	3,508,747	197,044
Industrials	2,082,641	63,996	-	-	2,082,641	63,996
Other	2,190,243	74,957	-	-	2,190,243	74,957
Non-redeemable preferred stocks	-	-	5,454,508	1,545,492	5,454,508	1,545,492
Total, equity securities	12,812,552	414,329	5,454,508	1,545,492	18,267,060	1,959,821
Total temporarily impaired securities	$92,470,932	$1,122,794	$62,957,864	$3,252,219	$155,428,796	$4,375,013

December 31, 2008	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$87,086,543	$682,890	$-	$-	$87,086,543	$682,890
Obligations of states and political subdivisions	158,396,837	8,405,003	997,842	120,390	159,394,679	8,525,393
Commercial mortgage-backed	20,814,315	3,275,086	-	-	20,814,315	3,275,086
Residential mortgage-backed	23,496,497	2,794,186	-	-	23,496,497	2,794,186
Collateralized debt obligations	6,313,510	609,339	-	-	6,313,510	609,339
Corporate	88,779,231	9,621,407	-	-	88,779,231	9,621,407
Debt securities issued by foreign governments	5,543,901	57,342	-	-	5,543,901	57,342
Total, fixed maturity securities	390,430,834	25,445,253	997,842	120,390	391,428,676	25,565,643

Equity securities:
Common stocks:
Financial services	3,016,517	293,354	-	-	3,016,517	293,354
Information technology	3,447,833	1,174,331	-	-	3,447,833	1,174,331
Healthcare	7,417,668	1,920,754	-	-	7,417,668	1,920,754
Consumer staples	4,646,967	336,315	-	-	4,646,967	336,315
Consumer discretionary	2,887,949	558,218	-	-	2,887,949	558,218
Energy	717,509	203,424	-	-	717,509	203,424
Industrials	2,045,989	239,338	-	-	2,045,989	239,338
Other	3,586,838	420,787	-	-	3,586,838	420,787
Non-redeemable preferred stocks	1,215,000	285,000	5,214,100	2,785,900	6,429,100	3,070,900
Total, equity securities	28,982,270	5,431,521	5,214,100	2,785,900	34,196,370	8,217,421
Total temporarily impaired securities	$419,413,104	$30,876,774	$6,211,942	$2,906,290	$425,625,046	$33,783,064

Unrealized losses on fixed maturity securities totaled $2,415,192 at September 30, 2009 and were primarily associated with two sectors:  financial and mortgage-backed securities.  These sectors experienced a widening of risk premium spreads over U.S. Treasuries relative to other credit sectors.  All but seven of these securities (American Airlines and six residential mortgage-backed securities) are considered investment grade by credit rating agencies.  Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect substantially all amounts due on these securities, it was determined that the securities were not “other-than-temporarily” impaired at September 30, 2009.

All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated similar to debt securities, and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and management does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that the securities were not “other-than-temporarily” impaired at September 30, 2009.

The unrealized losses on common stocks at September 30, 2009 are not concentrated in a particular sector or an individual security.   Management believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets.  Because management has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that the securities were not “other-than-temporarily” impaired at September 30, 2009.

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2009, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value
Securities held-to-maturity:
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	456,488	510,831
Totals	$456,488	$510,831

Securities available-for-sale:
Due in one year or less	$15,844,964	$16,099,835
Due after one year through five years	79,684,963	85,129,811
Due after five years through ten years	83,574,854	88,622,857
Due after ten years	552,686,130	576,901,607
Mortgage-backed securities	110,915,896	116,182,542
Totals	$842,706,807	$882,936,652

A summary of realized investment gains and losses is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Fixed maturity securities available-for-sale:
Gross realized investment gains	$1,268,657	$41,556	$1,449,664	$167,771
Gross realized investment losses	-	-	-	-
"Other-than-temporary" impairments	(350,000)	-	(2,569,779)	-

Equity securities available-for-sale:
Gross realized investment gains	2,694,746	3,351,200	5,564,616	6,129,513
Gross realized investment losses	(431,530)	(414,269)	(2,052,994)	(1,262,422)
"Other-than-temporary" impairments	(260,563)	(17,075,004)	(7,157,340)	(21,672,386)
Totals	$2,921,310	$(14,096,517)	$(4,765,833)	$(16,637,524)

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The amounts reported as “other-than-temporary” impairments reflect the impairment of 3 equity securities and one fixed maturity security during the third quarter of 2009 and 31 equity securities and two fixed maturity securities during the nine months ended September 30, 2009, compared to 10 and 25 equity securities during the same periods of 2008, respectively.  The impairment losses reported for the nine months ended September 30, 2009, reflects a large amount of impairment losses recognized during the first quarter of 2009 as a result of the severe and prolonged turmoil in the financial markets.

During the first quarter of 2009, the Company recognized an “other-than-temporary” impairment loss on a fixed maturity security attributed to a bankruptcy filing made by Great Lakes Chemical Corporation, now known as Chemtura Corporation.  At March 31, 2009, this security was trading at 26 percent of its par value, which was the amount established as the new cost basis ($780,000) after recognition of a $2,219,779 “other-than-temporary” impairment loss.

On April 1, 2009, the Company adopted updated guidance related to the Investments-Debt and Equity Securities Topic of the FASB ASC (issued as FSP FAS 115-2 and FAS 124-2).  This pronouncement required a cumulative effect adjustment from retained earnings to “accumulated other comprehensive income” for previously “other-than-temporarily” impaired fixed maturity securities that had a non-credit component of the loss as of the date of adoption.  The only “other-than-temporarily” impaired fixed maturity security held by the Company as of the adoption date was the Chemtura Corporation securities.  On the date of adoption, the credit component of the loss amounted to $1,229,779 which was measured as the difference between the present value of the estimated cash flows ($1,770,000) and the original amortized cost basis ($2,999,779).  The non-credit component of the loss ($990,000) was measured as the difference between the fair value ($780,000) and the present value of the estimated cash flows ($1,770,000).  This non-credit component of the loss was treated as a change in accounting principle, and was reclassified from retained earnings to “accumulated other comprehensive income” as of April 1, 2009.

At June 30, 2009, the fair value of the Chemtura Corporation bonds increased to $1,770,000.  Due to the bonds’ approaching maturity date of July 15, 2009, and more importantly, the expected receipt of their bankruptcy reorganization plan yet this year, this fair value amount was also considered to represent the present value of expected future cash flows.  This amount was also equal to the April 1, 2009 adoption date estimate of the present value of expected cash flows.  As a result, during the second quarter of 2009 the Company recognized no additional “other-than-temporary” impairment loss, nor interest income, in earnings from this fixed maturity security (for the credit loss component), but did recognize a $990,000 (before tax) gain in comprehensive income for the recovery in fair value (the non-credit loss component).  This security was subsequently sold during the third quarter of 2009 for proceeds of $2,617,500, resulting in an $847,500 realized gain.

During the third quarter of 2009, in anticipation of an expected default and management’s intention to sell, the Company recognized an “other-than-temporary” impairment loss on US Freightways Corporation fixed maturity securities.  Due to management’s intent to sell these securities, the impairment was not bifurcated between credit loss and non-credit loss components, and the entire impairment was recognized in earnings ($350,000).

Following is a tabular roll forward of the amount of credit losses recognized in earnings from “other-than-temporary” impairments.  Note that these tables only include the credit loss component of “other-than-temporary” impairments, and do not include the non-credit component of impairments (which is recognized through “other comprehensive income”) or impairments that are recognized through earnings in their entirety (not subject to bifurcation between credit and non-credit components).

Credit losses
recognized
Three months ended September 30, 2009	in earnings

Balance at June 30, 2009	$1,229,779

Reduction for securities sold during the period	(1,229,779)
Balance at September 30, 2009	$-

Credit losses
recognized
Nine months ended September 30, 2009	in earnings

Balance at December 31, 2008	$-

Credit losses for which an other-than-temporary impairment loss was not previously recognized	1,229,779
Reduction for securities sold during the period	(1,229,779)
Balance at September 30, 2009	$-

10.	CONTINGENT LIABILITIES

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

On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program. This program became effective immediately and does not have an expiration date.  The timing and terms of the purchases will be determined by management based on market conditions and will be conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock purchased under this program is being retired by the Company.  On October 31, 2008, the Company’s Board of Directors announced an extension of the stock repurchase program, authorizing an additional $10,000,000.  As of September 30, 2009, 688,257 shares of common stock had been repurchased at a cost of $16,826,898.

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

COMPANY OVERVIEW

The Company, a 60 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance.

Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling approximately 81 percent of consolidated premiums earned during the first nine months of 2009.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.

Reinsurance operations are conducted through EMC Reinsurance Company, and represented approximately 19 percent of consolidated premiums earned during the first nine months of 2009.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies (subject to certain limited exceptions).  Effective January 1, 2009, EMC Reinsurance Company began writing Germany-based assumed reinsurance business on a direct basis as a result of regulatory changes in Germany.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.  The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

MANAGEMENT ISSUES AND PERSPECTIVES

Catastrophe and storm losses

The Company has historically reported catastrophe and storm losses net of development experienced on prior years’ catastrophe and storm losses.  This has not had a material impact on the reported amounts of catastrophe and storm losses because development associated with prior years’ catastrophe and storm losses has historically been relatively small.  During 2009, however, the Company has experienced a larger amount of favorable development related to the record amount of catastrophe and storm losses incurred in 2008.  As a result, the Company is changing its reporting of catastrophe and storm losses to include only the current accident year events.  Any material amount of development experienced on prior accident years’ catastrophe and storm losses will be reported separately.  This change in reporting does not have any impact on the Company’s results of operations; it only affects the reported amounts of catastrophe and storm losses.

Loss and settlement expense reserves

The Company has historically reported on a quarterly basis the amount of development (both favorable and adverse) experienced on prior years’ reserves.  Because of the potential for confusion among investors regarding the perceived impact development has on the Company’s results of operations, management is no longer disclosing quarterly development amounts.  There is one exception, however, because, as noted above, any material amounts of development experienced on prior accident years’ catastrophe and storm reserves will be reported.  This is due to the fact that reserves associated with catastrophe and storm losses are event-specific, and are initially established on the basis of known exposures and estimates of loss frequency and severity.  As actual loss information is reported, management is better able to project the ultimate cost of a loss event.  Changes in the projected ultimate cost of prior accident years’ loss events are reported as development, and this development has an impact on the Company’s results of operations because the total amount of the Company’s carried reserves has changed.

To understand management’s rationale for discontinuing the disclosure of quarterly development amounts, it is necessary to have a proper understanding of the Company’s reserving process.  Management does not use accident year loss picks to establish the Company’s carried reserves.  Case loss and incurred but not reported (IBNR) reserves, as well as settlement expense reserves, are established independently of each other and added together to get the Company’s total loss and settlement expense reserve.  The Company’s reserving methodology was expanded during 2007 to include bulk case loss reserves, which supplement the aggregate reserves of the individual claim files and are used to help maintain a consistent level of overall case loss reserve adequacy.

Case loss reserves are the individual reserves established for each reported claim based on the specific facts of each claim.  Individual case loss reserves are based on the probable, or most likely, outcome for each claim, with probable outcome defined as what is most likely to be awarded if the case were to be decided by a civil court in the applicable venue or, in the case of a workers’ compensation case, by that state’s Workers’ Compensation Commission.  Bulk case loss reserves are actuarially derived and are allocated to the various accident years on the basis of the underlying aggregated case loss reserves of the applicable lines of business.  Non-catastrophe and storm IBNR and certain settlement expense reserves are established through an actuarial process for each line of business.  These IBNR and settlement expense reserves are allocated to the various accident years using historical claim emergence and settlement payment patterns; other settlement expense reserves are allocated to the various accident years on the basis of case and bulk loss reserves.  These components collectively comprise management’s best estimate of the loss and settlement expense reserve.

When an individual claim is settled, development occurs if the claim is settled for more or less than the carried reserve.  Development also occurs if the reserve on an open claim is changed.  This development, when aggregated, would appear to have a direct impact on the Company’s results of operations.  However, because management strives to maintain a reasonably consistent level of overall reserve adequacy at each quarterly reporting date, the financial impact resulting from the development of prior accident year reserves is, in effect, being offset by the establishment of equally adequate reserves on current accident year claims and/or a change in the bulk case loss reserve.

Development associated with bulk reserves (i.e., non-catastrophe and storm IBNR reserves, bulk case loss reserves and settlement expense reserves) further complicates the issue because these reserves are established in total and are then allocated to the various accident years for financial reporting purposes. At each quarterly reporting date, a certain portion of these bulk reserves are re-allocated from prior accident years to the current accident year.  This re-allocation of the bulk reserves will generate development in each prior accident year’s results because the decrease in any prior accident year’s reserve amount will likely differ from the change in that prior accident year’s reported incurred amount.  As a result, development resulting from the re-allocation of bulk reserves between accident years is merely a by-product of that process and does not have any impact on the Company’s results of operations.  There may be other factors impacting the development amounts associated with bulk reserves; however, management does not attempt to quantify such factors and is therefore unable to determine what, if any, impact such factors may have on the Company’s results of operations.

Management intends to continue utilizing the current reserving methodology on a consistent basis.  For that reason and the reasons noted above, management believes that the composition of the Company’s underwriting results between the current and prior accident years creates potential for misinterpretation and, in any event, is not  relevant to an understanding of the Company’s results of operations.  From management’s perspective, the more important issue is consistency of reserve adequacy.  If total loss and settlement expense reserves are maintained at a reasonably consistent level of adequacy, the financial impact resulting from the development of prior accident years’ reserves will, for all practical purposes, be offset by the establishment of equally adequate reserves on current accident year claims.  Therefore, the primary driver of the Company’s results of operations is not accident year performance, but rather current period claims experience.    The most recent actuarial analysis of the Company’s loss and settlement expense reserves indicates a level of adequacy reasonably consistent with other recent evaluations.

CRITICAL ACCOUNTING POLICIES

The accounting policies considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2008 Form 10-K.

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008
Property and Casualty Insurance
Premiums earned	$77,929	$78,960	$230,558	$236,514
Losses and settlement expenses	58,006	65,503	149,833	179,681
Acquisition and other expenses	27,156	24,915	88,448	80,469
Underwriting loss	$(7,233)	$(11,458)	$(7,723)	$(23,636)

Loss and settlement expense ratio	74.4%	83.0%	65.0%	76.0%
Acquisition expense ratio	34.9%	31.5%	38.3%	34.0%
Combined ratio	109.3%	114.5%	103.3%	110.0%

Catastrophe and storm losses	$16,354	$15,263	$28,708	$43,969

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008
Reinsurance
Premiums earned	$18,803	$17,450	$54,727	$51,491
Losses and settlement expenses	14,270	16,141	41,384	42,307
Acquisition and other expenses	4,305	4,131	11,740	12,388
Underwriting profit (loss)	$228	$(2,822)	$1,603	$(3,204)

Loss and settlement expense ratio	75.9%	92.5%	75.6%	82.2%
Acquisition expense ratio	22.9%	23.7%	21.5%	24.0%
Combined ratio	98.8%	116.2%	97.1%	106.2%

Catastrophe and storm losses	$(322)	$4,825	$2,237	$6,457

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2009	2008	2009	2008
Consolidated
REVENUES
Premiums earned	$96,732	$96,410	$285,285	$288,005
Net investment income	11,805	12,251	35,255	36,191
Realized investment gains (losses)	2,921	(14,097)	(4,766)	(16,638)
Other income	225	191	576	499
	111,683	94,755	316,350	308,057
LOSSES AND EXPENSES
Losses and settlement expenses	72,276	81,644	191,217	221,988
Acquisition and other expenses	31,461	29,046	100,188	92,857
Interest expense	225	225	675	664
Other expense	1,250	229	1,981	1,457
	105,212	111,144	294,061	316,966

Income (loss) before income tax expense (benefit)	6,471	(16,389)	22,289	(8,909)
Income tax expense (benefit)	1,420	(6,931)	4,467	(6,730)
Net income (loss)	$5,051	$(9,458)	$17,822	$(2,179)

Net income (loss) per share	$0.38	$(0.70)	$1.35	$(0.16)

Loss and settlement expense ratio	74.7%	84.7%	67.0%	77.1%
Acquisition expense ratio	32.5%	30.1%	35.1%	32.2%
Combined ratio	107.2%	114.8%	102.1%	109.3%

Catastrophe and storm losses	$16,032	$20,088	$30,945	$50,426

The Company reported net income of $5,051,000 ($0.38 per share) for the three months ended September 30, 2009, compared to a net loss of $9,458,000 ($0.70 per share) for the same period in 2008.  For the nine months ended September 30, 2009, net income totaled $17,822,000 ($1.35 per share), compared to a net loss of $2,179,000 ($0.16 per share) for the same period in 2008.  These improvements reflect a significant decline in catastrophe and storm losses from the record amounts experienced in 2008, as well as a large decline in “other-than-temporary” investment impairment losses.  Through the first nine months of 2009, operating results were pretty much in line with management’s expectations.  Premium rates, which began to stabilize somewhat during the second quarter, showed some signs of improvement during the third quarter, and storm losses, while higher than average due to active Midwest weather patterns, were significantly lower than the record amount experienced in 2008.

Premiums Earned

Premiums earned increased 0.3 percent to $96,732,000 for the three months ended September 30, 2009 from $96,410,000 for the same period in 2008.  This increase is attributed to the reinsurance segment, which experienced an increase in premium rate levels, the addition of a few new accounts and expanded coverage on some existing accounts.  For the nine months ended September 30, 2009, premiums earned declined 0.9 percent to $285,285,000 from $288,005,000 for the same period in 2008.  This decline is attributed to the property and casualty insurance segment and reflects the moderate, but steady, decline in overall premium rate levels that has occurred during the past few years as a result of competitive market conditions associated with the current soft market.  Management has been able to implement moderate price increases in select lines of business and geographic locations during the first nine months of 2009 and continues to see a trend toward flattening industry rates (mixtures of small rate increases and decreases, varying by line of business and geographic location).  Management expects some additional moderate rate improvement to occur through the remainder of the year and into 2010; however, due to the lagging effect of prior rate level reductions, the Company’s overall premium rate level is expected to decline in the range of 4.0 to 4.5 percent for calendar year 2009.  Reinsurance pricing has improved somewhat during the first nine months of 2009, though not to the extent anticipated at the beginning of the year.

Premiums earned for the property and casualty insurance segment decreased 1.3 percent and 2.5 percent to $77,929,000 and $230,558,000 for the three months and nine months ended September 30, 2009 from $78,960,000 and $236,514,000 for the same periods in 2008.  These decreases are primarily attributed to the continued decline in overall premium rate levels, but also reflect a lack of growth in insured exposures, as well as strategic decisions to exit personal lines business in certain territories.  New business premium for the first nine months of 2009 increased 8.7 percent in commercial lines and 43.1 percent in personal lines; however the increase in personal lines new business premium includes approximately 9 percentage points associated with a change from six month auto policies to annual auto policies.  The growth in personal lines new business premium is occurring in select territories which management has identified as having greater long-term profit potential.  Personal lines pricing has increased moderately in most geographic locations, but commercial lines pricing remains very competitive.  Retention rates remain above industry averages, with commercial lines and personal lines at approximately 86 percent and 87 percent, respectively.  Commercial lines retention is slightly lower than the past four years, reflecting the ongoing competitiveness of the commercial lines marketplace and management’s willingness to walk away from underpriced business.  During the first nine months of 2009, new business premium was not sufficient to offset premium lost from declining rate levels and business not retained, resulting in a 1.1 percent decline in written premiums.

Premiums earned for the reinsurance segment increased 7.8 percent and 6.3 percent to $18,803,000 and $54,727,000 for the three months and nine months ended September 30, 2009 from $17,450,000 and $51,491,000 for the same periods in 2008.  These increases are primarily associated with a moderate increase in reinsurance premium rate levels and the addition of a few new accounts.  An increase in reinstatement premium income also contributed to the growth in premiums earned for the first nine months of 2009, but premium growth for this period was limited by a decline in business assumed from the Mutual Reinsurance Bureau (MRB) pool and a decline in the amount of earned but not reported (EBNR) premiums recognized.  Due to a loss of capital in the reinsurance industry as a result of the economic recession, reinsurance premium rate levels have firmed during the first nine months of 2009 and the reinsurance segment was able to obtain moderate increases on most of its renewals.  Due to the mild 2009 hurricane season, premium rates for January 2010 renewals are expected to remain relatively flat.

As previously noted, effective January 1, 2009 the reinsurance subsidiary began writing German reinsurance business on a direct basis.  The contract year of this business extends over two calendar years.  As a result, approximately one-half of the estimated $3,250,000 of premium associated with the 2009 - 2010 contract year will be earned in 2009, with the remainder earned in 2010.  For calendar year 2009, the Company’s income statement will reflect a total of approximately $4,000,000 of earned premiums stemming from the German business, with approximately $2,300,000 of this amount coming from the 2008/2009 contract year and $1,700,000 coming from the 2009/2010 contract year.  The amount associated with the 2008/2009 contract year will be reported under “related party transactions” because it was written by Employers Mutual and ceded to the reinsurance subsidiary through the quota share agreement.  The amount associated with the 2009/2010 contract year will be reported under “other transactions” because it was written on a direct basis by the reinsurance subsidiary.

Losses and settlement expenses

The loss and settlement expense ratio decreased to 74.7 percent and 67.0 percent for the three months and nine months ended September 30, 2009 from 84.7 percent and 77.1 percent for the same periods in 2008.  These decreases are primarily attributed to a significant decline in catastrophe and storm losses from the record amounts experienced in 2008, but also reflect a decline in the property and casualty insurance segment’s average claim frequency and severity and an increase in the amount of favorable development experienced on prior years’ catastrophe and storm losses.  The loss and settlement expense ratio also continues to be negatively impacted by prior premium rate level reductions that are currently being earned.

The loss and settlement expense ratio for the property and casualty insurance segment decreased to 74.4 percent and 65.0 percent for the three months and nine months ended September 30, 2009, from 83.0 percent and 76.0 percent for the same periods in 2008.  Catastrophe and storm losses accounted for 21.0 and 12.5 percentage points of the loss and settlement expense ratios for the three months and nine months ended September 30, 2009, respectively, compared to 19.3 and 18.6 percentage points in the same periods in 2008.  Active Midwest weather patterns during the third quarter of 2009 generated the increase in catastrophe and storm losses for the quarter.  For the first nine months of 2009, catastrophe and storm losses declined significantly from the record amounts experienced in 2008; however, the 12.5 percentage points of catastrophe and storm losses experienced in the first nine months of 2009 is substantially higher than the 9-year average of 6.4 percentage points (excluding the record 2008 catastrophe and storm losses).  Results for 2009 have benefited from a decline in both average claim frequency and severity (excluding the effects of several unusually large non-storm claims), as well as an increase in the amount of favorable development experienced on prior years’ catastrophe and storm losses.  Large losses for the three months ended September 30, 2009 decreased substantially to $8,149,000 (10.5 percentage points of the loss and settlement expense ratio) from $12,237,000 (15.5 percentage points of the loss and settlement expense ratio) for the same period in 2008.  On a year-to-date basis, large losses were fairly stable, totaling $23,519,000 in 2009, compared to $24,573,000 in 2008.  Previously implemented premium rate level reductions continue to have a negative impact on the loss and settlement expense ratio, but to a lesser extent due to a reduction in the magnitude of rate decreases implemented in 2009.   This added approximately 2.8 points to the loss and settlement expense ratio of 2009 in comparison to 2008.

Favorable development on prior accident years’ catastrophe and storm losses totaled $833,000 and $2,969,000 for the three and nine months ended September 30, 2009, and reduced the loss and settlement expense ratios 1.1 and 1.3 percentage points, respectively.  For comparative purposes, favorable development on catastrophe and storm losses for the three and nine months ended September 30, 2008 totaled $265,000 and $1,356,000, and reduced the loss and settlement expense ratios by 0.3 and 0.6 percentage points.

The loss and settlement expense ratio for the reinsurance segment decreased to 75.9 percent and 75.6 percent for the three months and nine months ended September 30, 2009 from 92.5 percent and 82.2 percent for the same periods in 2008.  These decreases reflect a large decline in catastrophe and storm losses (including, most notably, losses associated with Hurricane Ike during the third quarter of 2008, which were capped at $2,000,000), and a decrease in the amount of reported losses (including large losses) during 2009.

Acquisition and other expenses

The acquisition expense ratio increased to 32.5 percent and 35.1 percent for the three months and nine months ended September 30, 2009 from 30.1 percent and 32.2 percent for the same periods in 2008.  These increases are attributed to the property and casualty insurance segment and primarily reflect higher expenses for employee benefits, contingent salaries, executive bonuses, and policyholder dividends.  A decline in contingent commission expense in the reinsurance segment partially offset the increase in expenses in the property and casualty insurance segment.

For the property and casualty insurance segment, the acquisition expense ratio increased to 34.9 percent and 38.3 percent for the three months and nine months ended September 30, 2009 from 31.5 percent and 34.0 percent for the same periods in 2008.  These increases reflect higher expenses for postretirement benefits, contingent salaries and executive bonuses, employee health care benefits, and policyholder dividends.  These increases were partially offset by an increase in the estimate of deferrable acquisition expenses, which resulted from an increase in the deferred policy acquisition costs asset and a corresponding decline in acquisition and other expenses.  The increase in postretirement benefits expense is due to a significant increase in the amount of actuarial losses being amortized and a decrease in the expected return on plan assets, both resulting from the severe decline in the financial markets during 2008.  The increase in policyholder dividend expense is largely due to an increase in the estimated dividend payable on several safety dividend groups, as well as an increase in the estimated aggregate amount of dividends payable on individual workers’ compensation policies as a result of good loss experience.

For the reinsurance segment, the acquisition expense ratio decreased to 22.9 percent and 21.5 percent for the three months and nine months ended September 30, 2009 from 23.7 percent and 24.0 percent for the same periods in 2008.  These decreases are largely attributed to declines in contingent commission expense from the relatively high amounts reported in 2008 due to an increase in the estimate of commission expense on earned but not reported premiums.

Investment results

Net investment income decreased 3.6 percent and 2.6 percent to $11,805,000 and $35,255,000 for the three months and nine months ended September 30, 2009 from $12,251,000 and $36,191,000 for the same periods in 2008.  These decreases are attributed to a high level of call activity that occurred on the Company’s U.S. Government Agency securities during the first half of 2009 as a result of the low interest rate environment, a decline in yield on short-term investments and the elimination of dividends on the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) preferred stocks in 2008.  As of September 30, 2009, the majority of the proceeds received from the called securities had been reinvested.

The Company reported a net realized investment gain of $2,921,000 for the three months ended September 30, 2009, compared to a $14,097,000 loss in the same period of 2008.  For the nine months ended September 30, 2009 and 2008, the Company reported net realized investment losses of $4,766,000 and $16,638,000, respectively.  “Other-than-temporary” investment impairment losses declined to $611,000 and $9,727,000 for the three months and nine months ended September 30, 2009 from $17,075,000 and $21,672,000 for the same periods in 2008.  The impairment losses recognized during 2009 and 2008 were primarily on equity securities, with the exception of a $2,220,000 impairment loss recognized on a fixed maturity security during the first quarter of 2009 (due to a bankruptcy filing made by Great Lakes Chemical Corporation, now known as Chemtura Corporation) and a $350,000 impairment loss recognized on a fixed maturity security during the third quarter of 2009 (due to a planned disposal of US Freightways Corporation securities).  The Chemtura Corporation securities were sold during the third quarter of 2009, and generated a realized gain of $848,000.

The total rate of return on the Company’s equity portfolio for the first nine months of 2009 was 16.77 percent, which is less than the 19.26 percent total return generated by the S&P 500.  During the third quarter, the equity portfolio returned 13.61 percent, compared to 15.61 percent for the S&P 500.  The current annualized yield on the bond portfolio is 5.31 percent and the effective duration is 5.68 years, which is up from 5.36 years at June 30, 2009.

Other expense

Other expense increased 445.9 percent and 36.0 percent to $1,250,000 and $1,981,000 for the three months and nine months ended September 30, 2009 from $229,000 and $1,457,000 for the same periods in 2008.  These increases are primarily due to higher foreign currency exchange losses associated with the reinsurance subsidiary’s foreign currency denominated reinsurance business.

Income tax

Income tax expense was $1,420,000 and $4,467,000 for the three months and nine months ended September 30, 2009, respectively, compared to an income tax benefit of $6,931,000 and $6,730,000 for the same periods in 2008.  The effective tax rate for the three months ended September 30, 2009 was 21.9 percent, compared to 42.3 percent for the same period in 2008.  The effective tax rate for the nine months ended September 30, 2009 was 20.0 percent, compared to 75.5 percent for the same period in 2008.  The fluctuations in the effective tax rates reflect changes in the amount of pre-tax income/loss earned during these periods relative to the amount of tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $8,859,000 and $10,148,000 during the first nine months of 2009 and 2008, respectively.  The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity.  When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies.  In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove inadequate to fund current operating needs.  As of September 30, 2009, the Company did not have any significant variations between the maturity dates of its investments and the expected payments of its loss and settlement expense reserves.

The Company is a holding company whose principal asset is its investment in its insurance subsidiaries.  As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet all obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase program.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2009 without prior regulatory approval is approximately $28,449,000.  The Company received $8,500,000 and $25,005,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $7,147,000 and $7,340,000 in the first nine months of 2009 and 2008, respectively.  The large amount of dividends received from the insurance company subsidiaries in 2008 was used to fund the Company’s $15,000,000 stock repurchase program.  On October 31, 2008, the Company’s Board of Directors announced an extension of the stock repurchase program, authorizing an additional $10,000,000.  The extension of the stock repurchase program will necessitate the dividend of additional funds from the insurance company subsidiaries to the holding company.

The Company’s insurance and reinsurance company subsidiaries must have adequate liquidity to ensure that their cash obligations are met; however, because of their participation in the pooling agreement and the quota share agreement, they do not have the daily liquidity concerns normally associated with an insurance or reinsurance company.  This is because under the terms of the pooling and quota share agreements, Employers Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the Company’s reinsurance subsidiary, and then settles the inter-company balances generated by these transactions with the participating companies within 45 days after the end of each quarter.

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

The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to pay claims and expenses.  At September 30, 2009, approximately 20 percent of the Company’s fixed maturity securities were in U.S. government or U.S. government-sponsored agency securities.  This is down from approximately 35 percent at December 31, 2008 due to a significant amount of call activity on the Company’s U.S. government agency securities that occurred during the first half of 2009 due to the low interest rate environment.  As of September 30, 2009, the majority of the proceeds received from the called securities had been reinvested.  A variety of maturities are maintained in the Company’s investment portfolio to assure adequate liquidity.  The maturity structure of the fixed maturity securities is also established by the relative attractiveness of yields on short, intermediate and long-term securities.  The Company does not invest in high-yield, non-investment grade debt securities.  Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.

The Company considers itself to be a long-term investor and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At September 30, 2009 the Company had a net unrealized holding gain, net of deferred taxes, on fixed maturity securities available-for-sale of $26,149,000, compared to a net unrealized holding loss of $5,468,000 at December 31, 2008.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries for corporate and U.S. government-sponsored agency securities.  Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

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

The Company participates in a securities lending program administered by Mellon Bank, N.A. whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time.  The Company receives a fee for each security loaned out under this program and requires initial collateral equal to 102 percent of the fair value of the loaned securities.  The collateral is primarily cash, but other forms of collateral are occasionally accepted, including letters of credit or U.S. Treasury securities.  The cash collateral is invested in a Delaware business trust that is managed by Mellon Bank.  In this trust, cash collateral funds of the Company are pooled with cash collateral funds of other security lenders administered by Mellon Bank, and these funds are invested in securities with high credit quality standards, maturity restrictions, and liquidity levels consistent with the short-term nature of securities lending transactions.  The acceptable investments include time deposits, commercial paper, floating rate notes, asset-backed floating rate notes, and repurchase agreements.  The earnings from this trust are used, in part, to pay the fee the Company receives for each security loaned under the program.  The Company has a slight risk of a minor loss associated with the collateral pool if the aggregate fair value of the collateral pool were to decline below the aggregate liability represented by the collateral, assuming all securities loaned and backed by the collateral pool are returned.  The Company had securities on loan with a fair value of $39,113,000 and $8,950,000 at September 30, 2009 and December 31, 2008, respectively.  Collateral held in connection with these loaned securities totaled $40,515,000 and $9,323,000 at September 30, 2009 and December 31, 2008, respectively.  Fluctuations in the amount of securities on loan are due to changes in demand for the type of securities the Company makes available to the program (primarily U.S. government agencies, U.S. treasuries and corporate bonds).

The Company held $53,000 and $67,000 in minority ownership interests in limited partnerships and limited liability companies at September 30, 2009 and December 31, 2008, respectively.  The Company does not hold any other unregistered securities.

The Company’s cash balance was $315,000 and $183,000 at September 30, 2009 and December 31, 2008, respectively.

During the first nine months of 2009, Employers Mutual contributed $2,000,000 to the pension plan ($1,000,000 during the third quarter of 2009) and $1,000,000 to the postretirement benefit plans.  The Company reimbursed Employers Mutual $612,000 for its share of the pension contribution (includes $312,000 upon settlement of the third quarter inter-company balances) and $286,000 for its share of the postretirement benefit plans contribution.  In 2009, Employers Mutual expects to make contributions totaling $20,000,000 to the pension plan and $2,800,000 to the postretirement benefit plans.

Employers Mutual contributed $15,000,000 to its pension plan and $12,200,000 to its postretirement benefit plans in 2008.  During the first nine months of 2008, Employers Mutual made no contribution to the pension plan, and a $1,200,000 contribution to the postretirement benefit plans.  The Company reimbursed Employers Mutual $4,555,000 for its share of the 2008 pension contribution (no reimbursement was paid in the first nine months of 2008) and $3,495,000 for its share of the 2008 postretirement benefit plans contribution ($343,000 in the first nine months of 2008).

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance and reinsurance company subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at September 30, 2009.

The Company’s insurance subsidiaries are required to maintain a certain minimum level of surplus on a statutory basis, and are subject to regulations under which the payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities.  The Company’s insurance subsidiaries are also subject to Risk Based Capital (RBC) requirements that may further impact their ability to pay dividends.   RBC requirements attempt to measure minimum statutory capital needs based upon the risks in a company’s mix of insurance products and investment portfolio.  At December 31, 2008, the Company’s insurance and reinsurance company subsidiaries had total adjusted statutory capital of $284,492,000, which was well in excess of the minimum RBC requirement of $53,674,000.

The Company’s total cash and invested assets at September 30, 2009 and December 31, 2008 are summarized below:

	September 30, 2009
			Percent of
	Amortized	Fair	Total	Carrying
($ in thousands)	Cost	Value	Fair Value	Value
Fixed maturity securities held-to-maturity	$457	$511	0.1%	$457
Fixed maturity securities available-for-sale	842,707	882,937	85.2%	882,937
Equity securities available-for-sale	72,908	101,721	9.8%	101,721
Cash	315	315	-	315
Short-term investments	50,701	50,701	4.9%	50,701
Other long-term investments	52	52	-	52
	$967,140	$1,036,237	100.0%	$1,036,183

	December 31, 2008
			Percent of
	Amortized	Fair	Total	Carrying
($ in thousands)	Cost	Value	Fair Value	Value
Fixed maturity securities held-to-maturity	$535	$573	0.1%	$535
Fixed maturity securities available-for-sale	830,231	821,819	85.1%	821,819
Equity securities available-for-sale	75,026	88,372	9.2%	88,372
Cash	182	182	-	182
Short-term investments	54,373	54,373	5.6%	54,373
Other long-term investments	67	67	-	67
	$960,414	$965,386	100.0%	$965,348

The amortized cost and estimated fair value of fixed maturity and equity securities at September 30, 2009 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
September 30, 2009	cost	gains	losses	fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$457	$54	$-	$511
Total securities held-to-maturity	$457	$54	$-	$511

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,737	$304	$-	$5,041
U.S. government-sponsored agencies	162,541	2,308	126	164,723
Obligations of states and political subdivisions	354,255	21,358	83	375,530
Commercial mortgage-backed	63,926	4,825	304	68,447
Residential mortgage-backed	46,990	1,666	921	47,735
Collateralized debt obligations	9,204	929	32	10,101
Corporate	201,054	11,255	949	211,360
Total fixed maturity securities	842,707	42,645	2,415	882,937

Equity securities:
Common stocks:
Financial services	7,847	18,886	3	26,730
Information technology	13,059	4,741	1	17,799
Healthcare	10,580	2,028	38	12,570
Consumer staples	6,163	566	37	6,692
Consumer discretionary	7,876	1,311	197	8,990
Energy	4,924	1,494	-	6,418
Industrials	5,802	842	64	6,580
Other	7,157	895	75	7,977
Non-redeemable preferred stocks	9,500	10	1,545	7,965
Total equity securities	72,908	30,773	1,960	101,721
Total securities available-for-sale	$915,615	$73,418	$4,375	$984,658

The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual.  Effective February 1, 2008, the interest rate on these surplus notes was increased from 3.09 percent to 3.60 percent.  Future reviews of the interest rate will be conducted by the Inter-Company Committees of the Boards of Directors of the Company and Employers Mutual every five years.  Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $675,000 and $664,000 during the first nine months of 2009 and 2008, respectively.  At December 31, 2008, EMCASCO Insurance Company and Illinois EMCASCO Insurance Company received approval for the payment of interest accrued on the surplus notes during 2008, while Dakota Fire Insurance Company did not receive approval for payment of this interest until the third quarter of 2009.

As of September 30, 2009, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations

The Company recorded “other-than-temporary” investment impairment losses totaling $611,000 on three equity securities and one fixed maturity security during the third quarter of 2009, and $17,075,000 on ten equity securities during the third quarter of 2008.  For the nine months ended September 30, 2009, the Company recognized “other-than-temporary” investment impairment losses totaling $9,727,000 on 31 equity securities and two fixed maturity securities, compared to $21,672,000 on 25 equity securities during the first nine months of 2008.  The impairment losses on the two fixed maturity securities ($2,570,000) is attributed to a bankruptcy filing made by Great Lakes Chemical Corporation, now known as Chemtura Corporation ($2,220,000) and a planned disposal of US Freightways Corporation securities ($350,000).  The large amount of impairment losses recognized on equity securities during the last half of 2008 and the first half of 2009 is primarily attributed to the severe and prolonged turmoil in the financial markets.

The Company has no direct exposure to sub-prime residential lending, and holds no sub-prime residential collateralized debt obligations or sub-prime collateralized mortgage obligations.  The Company does have indirect exposure to sub-prime residential lending markets as it has significant holdings of government agency securities, prime and Alt-A collateralized mortgage obligations, as well as fixed maturity and equity security holdings in both the banking and financial services sectors.  While these holdings do not include companies engaged in originating residential lending as their primary business, they do include companies that may be indirectly engaged in this type of lending.

During the second quarter of 2008, management evaluated and implemented a new investment strategy targeting high-quality residential mortgage-backed securities.  This investment strategy, which is being administered by Harris Investment Management, Inc., was designed to take advantage of the liquidity-induced market dislocation that existed in the securitized residential mortgage marketplace, and targeted AAA rated residential mortgage-backed securities (no securities backed by subprime mortgages were purchased).  The investments have been diversified with respect to key risk factors (such as vintage, originator and geography).

At September 30, 2009, the Company had unrealized losses on available-for-sale securities as presented in the table below.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities.  Based on these factors, the absence of management's intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at September 30, 2009.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $2,844,000, net of tax; however, the Company’s financial position would not be affected due to the fact that unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of September 30, 2009.

	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$36,649	$126	$-	$-	$36,649	$126
Obligations of states and political subdivisions	6,066	10	6,855	73	12,921	83
Commercial mortgage-backed	7,863	173	16,126	131	23,989	304
Residential mortgage-backed	9,660	74	10,223	846	19,883	920
Collateralized debt obligations	-	-	1,489	33	1,489	33
Corporate	19,420	325	22,811	624	42,231	949
Total, fixed maturity securities	79,658	708	57,504	1,707	137,162	2,415

Equity securities:
Common stocks:
Financial services	324	3	-	-	324	3
Information technology	64	1	-	-	64	1
Healthcare	3,197	38	-	-	3,197	38
Consumer staples	1,446	37	-	-	1,446	37
Consumer discretionary	3,509	197	-	-	3,509	197
Industrial	2,083	64	-	-	2,083	64
Other	2,190	75	-	-	2,190	75
Non-redeemable preferred stocks	-	-	5,454	1,545	5,454	1,545
Total, equity securities	12,813	415	5,454	1,545	18,267	1,960
Total temporarily impaired securities	$92,471	$1,123	$62,958	$3,252	$155,429	$4,375

All non-investment grade fixed maturity securities held at September 30, 2009 (US Freightways Corporation, American Airlines, Weyerhaeuser Company, and eight residential mortgage-backed securities) had an aggregate unrealized loss of $624,000.  The Company does not purchase non-investment grade securities.  Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.  The eight residential mortgage-backed securities that are new to this list in 2009 (aggregate unrealized loss of $622,000) were part of the 2008 investment strategy that targeted high-quality residential mortgage-backed securities.  The US Freightways Corporation securities were written down to fair value (due to the planned disposal of these securities) through an “other-than-temporary” impairment loss during the third quarter of 2009.  As a result, the US Freightways Corporation securities were not in an unrealized loss position at September 30, 2009.

Following is a schedule of gross realized losses recognized during the first nine months of 2009 from the sale of securities and from “other-than-temporary” investment impairments.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.  This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc.  Fixed maturity securities are generally held until maturity.

	Nine months ended September 30, 2009
	Realized losses from sales			"Other-than-	Total
			Gross	temporary"	gross
	Book	Sales	realized	impairment	realized
($ in thousands)	value	price	losses	losses	losses
Fixed maturity securities:
Three months or less	$-	$-	$-	$-	$-
Over three months to six months	-	-	-	-	-
Over six months to nine months	-	-	-	2,220	2,220
Over nine months to twelve months	-	-	-	-	-
Over twelve months	-	-	-	350	350
	-	-	-	2,570	2,570
Equity securities:
Three months or less	7,920	7,207	713	2,232	2,945
Over three months to six months	4,313	3,439	874	1,649	2,523
Over six months to nine months	2,235	1,818	417	2,444	2,861
Over nine months to twelve months	-	-	-	179	179
Over twelve months	330	281	49	653	702
	14,798	12,745	2,053	7,157	9,210
	$14,798	$12,745	$2,053	$9,727	$11,780

The “other-than-temporary” impairment losses on fixed maturity securities are entirely from the impairment of Chemtura Corporation and US Freightways Corporation fixed maturity securities.  The Chemtura Corporation securities were sold during the third quarter of 2009 and generated a realized gain of $848,000.  The realized losses associated with securities that had been in an unrealized loss position for over twelve months are primarily from “other-than-temporary” impairment losses recognized on three equity securities.

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

The following table reflects the Company’s contractual obligations as of September 30, 2009.  Included in the table are the estimated payments that the Company expects to make in the settlement of its loss reserves and with respect to its long-term debt.  One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All lease costs are included as expenses under the pooling agreement, after allocation of the portion of these expenses to the subsidiaries that do not participate in the pool.  The table reflects the Company’s current 30.0 percent aggregate participation in the pooling agreement.  The Company’s contractual obligation for long-term debt did not change from that presented in the Company’s 2008 Form 10-K.

	Payments due by period
		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
Contractual obligations	($ in thousands)
Loss and settlement expense reserves (1)	$567,433	$220,221	$206,205	$80,065	$60,942
Long-term debt (2)	25,000	-	-	-	25,000
Interest expense on long-term debt (3)	9,000	900	1,800	1,800	4,500
Real estate operating leases	7,866	312	3,357	1,676	2,521
Total	$609,299	$221,433	$211,362	$83,541	$92,963

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

(3)
Interest expense on long-term debt reflects the interest expense on the surplus notes issued by the Company’s property and casualty insurance subsidiaries to Employers Mutual.  Interest on the surplus notes is subject to approval by the issuing company’s state of domicile regulatory authority.  The balance shown under the heading “More than 5 years” represents interest expense for years six through ten.  Since the surplus notes have no maturity date, total interest expense could be greater than the amount shown.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow these assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $1,285,000 and $1,506,000 and related premium tax offsets of $1,347,000 and $936,000 have been accrued as of September 30, 2009 and December 31, 2008, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ a worker with a pre-existing disability.  Estimated second-injury fund assessments of $1,530,000 and $1,576,000 have been accrued as of September 30, 2009 and December 31, 2008, respectively.  The second injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification,TM sometimes referred to as the Codification or ASC.  The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made.  However, when referring to guidance issued by the FASB, the Company now refers to topics in the ASC rather than the previous FASB Statement numbers, Interpretations, Staff Positions, etc.  This change was made effective by the FASB for periods ending on or after September 15, 2009.  References to GAAP are updated in this quarterly report on Form 10-Q to reflect guidance in the Codification.

In May 2009, the FASB updated its guidance related to the Subsequent Events Topic of the FASB ASC (issued as Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events”), which sets forth the period after the balance sheet date during which management shall evaluate events or transactions for potential recognition or disclosure, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date, and disclosures to make about events or transactions that occur after the balance sheet date.  This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009.  Adoption of this pronouncement had no effect on the consolidated financial position or operating results of the Company.  The Company evaluates subsequent events through the date its financial statements are issued (filed with the Securities and Exchange Commission).

The Fair Value Measurements and Disclosures Topic of the FASB ASC has undergone substantial changes in recent years, including the issuance of several pronouncements predating the Codification.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defined fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements.  These requirements were effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Adoption was effective January 1, 2008, which resulted in additional disclosures, but no impact on the consolidated financial position or operating results.  In October 2008, the FASB issued Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active,” which was followed in April 2009 by FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  Both of these pronouncements were intended to clarify the determination of fair value in markets that are not, at the measurement date, providing fair values representative of orderly transactions.  Adoption of these pronouncements had no effect on the consolidated financial position or operating results of the Company.

In April 2009, the FASB updated its guidance related to the Investments-Debt and Equity Securities Topic of the FASB ASC (issued as FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”).  This pronouncement established guidance for evaluating “other-than-temporary” impairments for fixed maturity securities, and required changes to the financial statement presentation and disclosure of fixed maturity and equity security “other-than-temporary” impairments.  Included is a requirement that the evaluation of an impaired fixed maturity security include an assessment of whether the entity has the intent to sell the security and if it is more likely than not to be required to sell the security before recovery of its amortized cost basis.  In addition, if the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered “other-than-temporarily” impaired.  The portion of the impairment related to a credit loss is recognized through earnings and the impairment related to other factors is recognized through other comprehensive income.  This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009.  A cumulative effect adjustment from retained earnings to accumulated other comprehensive income was required for previously “other-than-temporarily” impaired fixed maturity securities still owned that had a non-credit component of the loss as of the date of adoption.  Adoption resulted in a cumulative effect adjustment to increase retained earnings and decrease accumulated other comprehensive income by $643,500, net of tax.  Adoption also resulted in additional disclosures for fixed maturity and equity securities.

In April 2009, the FASB updated its guidance related to the Financial Instruments Topic of the FASB ASC (issued as FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”).  This pronouncement established quarterly disclosure requirements in interim financial statements of the fair value disclosures that were previously only required annually.  This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009.  Adoption resulted in the addition of fair value disclosures, but had no effect on the consolidated financial position or operating results of the Company.

In December 2008, the FASB updated its guidance related to the Compensation-Retirement Benefits Topic of the FASB ASC (issued as FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”).  This pronouncement established guidance on employers’ disclosures about plan assets of defined benefit pension or other postretirement plans, and was intended to address a lack of transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plans.  The plan asset disclosures required are effective for fiscal years ending after December 15, 2009.  Adoption will result in additional disclosures, but will have no effect on the consolidated financial position or operating results of the Company.

In December 2007, the FASB updated its guidance related to the Business Combinations Topic of the FASB ASC (issued as SFAS No. 141 (revised 2007), “Business Combinations,” a replacement of SFAS No. 141, “Business Combinations”).  This pronouncement retained the fundamental requirements of the acquisition method of accounting (previously referred to as “purchase method”) to be used for all business combinations, and was to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Adoption of this statement had no effect on the consolidated financial position or operating results of the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The main objectives in managing the Company’s investment portfolios are to maximize after-tax investment return while minimizing credit risks, in order to provide maximum support for the underwriting operations.  Investment strategies are developed based upon many factors including underwriting results, regulatory requirements, fluctuations in interest rates and consideration of other market risks.  Investment decisions are centrally managed by investment professionals and are supervised by the investment committees of the respective boards of directors for each of the Company’s subsidiaries.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended September 30, 2009:

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs		(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2 & 3)

7/1/09 - 7/31/09	6,956	(1)	$21.82	-	(2)	$14,521,834

8/1/09 - 8/31/09	2,968	(1)	21.54	2,800	(2)	14,461,550

9/1/09 - 9/30/09	85,865	(1)	21.31	84,338	(2)	12,663,663

Total	95,789		$21.36	87,138

(1) Included in these amounts are 112, 168 and 1,527 shares that were purchased in the open market in July, August and September, respectively, to fulfill the Company’s obligations under its dividend reinvestment and common stock purchase plan.  6,844 shares were purchased in the open market during July under Employers Mutual Casualty Company’s employee stock purchase plan.

(2) On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program and on October 31, 2008, announced an extension of the program, authorizing an additional $10,000,000.  This purchase program was effective immediately and does not have an expiration date.  A total of $8,173,102 remains available in this plan for the purchase of additional shares.

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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2009.

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit number	Item	Page number

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	56

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	57

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	58

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	59