Form 10-K
period 2009-12-31
EMC INSURANCE GROUP INC
filed 2010-03-15
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission File Number:  0-10956

EMC INSURANCE GROUP INC.
(Exact name of registrant as specified in its charter)

Iowa	42-6234555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

717 Mulberry Street, Des Moines, Iowa	50309
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(515) - 345 - 2902

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $1.00	The NASDAQ OMX Group, Inc.
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	☐	Yes	☒	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act	☐	Yes	☒	No

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was $112,174,890.

The number of shares outstanding of the registrant’s common stock, $1.00 par value, on February 26, 2010, was 13,128,557.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2010, and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2009, are incorporated by reference under Part III.

PART I

ITEM 1.	BUSINESS.

GENERAL

EMC Insurance Group Inc. is an insurance holding company that was incorporated in Iowa in 1974 by Employers Mutual Casualty Company (Employers Mutual) and became a public company in 1982 following the initial public offering of its common stock.  EMC Insurance Group Inc. is 60 percent owned by Employers Mutual, a multiple-line property and casualty insurance company organized as an Iowa mutual insurance company in 1911 that is licensed in all 50 states and the District of Columbia.  The term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.  Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the “EMC Insurance Companies.”

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

Property and casualty insurance is the most significant segment of the Company’s business, representing approximately 80 percent of consolidated premiums earned in 2009.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.  For a discussion of the reinsurance pooling agreement and its benefits, please see “Organizational Structure – Property and Casualty Insurance” below.

Reinsurance operations are conducted through EMC Reinsurance Company, and represented approximately 20 percent of consolidated premiums earned in 2009.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies (subject to certain limited exceptions).  Effective January 1, 2009, EMC Reinsurance Company began writing German assumed reinsurance business on a direct basis as a result of regulatory changes in Germany.  For a discussion of the quota share reinsurance agreement and its benefits, please see “Organizational Structure – Reinsurance” below.

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

The purpose of the pooling agreement is to spread the risk of an exposure insured by any of the pool participants among all of the companies.  The particular benefits that the Company’s property and casualty insurance subsidiaries realize from participating in the pooling agreement include the following:

•
the ability to produce a more uniform and stable underwriting result from year to year than might be experienced individually, by spreading the risks over a wide range of geographic locations, lines of insurance written, rate filings, commission plans and policy forms;

•
the ability to benefit from the capacity of the entire pool representing $1.1 billion in direct premiums written in 2009 and $1.0 billion in statutory surplus as of December 31, 2009, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level;

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

The amount of insurance a property and casualty insurance company writes under industry standards is commonly expressed as a multiple of its surplus calculated in accordance with statutory accounting practices.  Generally, a ratio of 3 or less is considered satisfactory by state insurance departments.  The ratios of the pool participants for the past three years are as follows:

	Year ended December 31,
	2009	2008	2007
Employers Mutual	0.76	0.90	0.77
EMCASCO (1)	1.43	1.54	1.35
Illinois EMCASCO (1)	1.36	1.56	1.31
Dakota Fire (1)	1.41	1.59	1.29
EMC Property & Casualty Company	0.57	0.63	0.66
Union Insurance Company of Providence	0.56	0.62	0.66
Hamilton Mutual Insurance Company	0.76	0.89	0.30

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

As a result of regulatory changes in Germany, Employers Mutual ceased being an approved reinsurer in Germany effective January 1, 2009.  To avoid the loss of this assumed reinsurance business, the Company’s reinsurance subsidiary began writing this business on a direct basis (outside the quota share agreement) effective January 1, 2009.  Since this business is written outside the quota share agreement, it is not subject to the $2,000,000 cap on losses per event.  Management has determined that this business has a low risk of generating losses above $2,000,000 per event and has therefore elected to not purchase stand-alone reinsurance coverage for these risks.  Premium income from this business amounted to $3,695,000 in 2009.

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

Effective January 1, 2010, the terms of the quota share agreement were revised to increase the retention, or cap, on losses assumed per event from $2,000,000 to $3,000,000.  The cost for this protection (10.5 percent of premiums written) remains unchanged.

Property and Casualty Insurance and Reinsurance

The Company does not have any employees of its own.  Employers Mutual performs all operations for all of its subsidiaries and affiliates.  Such services include data processing, claims, financial, actuarial, legal, auditing, marketing and underwriting.  Employers Mutual allocates a portion of the cost of these services to its subsidiaries that do not participate in the pooling agreement based upon a number of criteria, including usage of the services and the number of transactions.  The remaining costs are charged to the pooling agreement and each pool participant shares in the total cost in accordance with its pool participation percentage.

Investment expenses are based on actual expenses incurred by the Company plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted-average total of invested assets and number of investment transactions.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

For information concerning the Company’s revenues, operating income and identifiable assets attributable to each of its industry segments over the past three years, see note 7 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

The following table sets forth the aggregate direct premiums written of all parties to the pooling agreement for the three years ended December 31, 2009, by line of business.

	Year ended December 31,
	2009		2008		2007
Line of business	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
($ in thousands)
Commercial lines:
Automobile	$220,120	19.7%	$228,287	20.5%	$245,534	21.2%
Property	247,843	22.3	236,526	21.2	238,665	20.6
Workers' compensation	227,842	20.5	228,933	20.6	224,555	19.4
Liability	220,889	19.8	239,954	21.5	259,775	22.5
Other	32,296	2.9	33,234	3.0	33,753	3.0

Total commercial lines	948,990	85.2	966,934	86.8	1,002,282	86.7

Personal lines:
Automobile (1)	94,192	8.5	77,441	7.0	79,748	6.9
Property	67,648	6.1	66,774	6.0	71,465	6.2
Liability	2,044	0.2	2,197	0.2	2,382	0.2

Total personal lines	163,884	14.8	146,412	13.2	153,595	13.3

Total	$1,112,874	100.0%	$1,113,346	100.0%	$1,155,877	100.0%

(1)   The amount for 2009 is somewhat distorted by a change from six month policies to annual policies.

Reinsurance

As previously noted, the reinsurance subsidiary primarily assumes the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies (subject to certain limited exceptions).  Employers Mutual writes both pro rata and excess-of-loss reinsurance for unaffiliated insurance companies.  Pro rata reinsurance is a form of reinsurance in which the reinsurer assumes a stated percentage of all premiums, losses and related expenses in a given class of business.  In contrast, excess-of-loss reinsurance provides coverage for a portion of losses incurred by an insurer which exceed predetermined retention limits.

The following table sets forth the assumed premiums written of the reinsurance subsidiary for the three years ended December 31, 2009, by line of business.

	Year ended December 31,
	2009		2008		2007
Line of business	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
($ in thousands)
Pro rata reinsurance:
Property and casualty	$7,436	9.8%	$8,682	11.8%	$8,434	11.9%
Property	19,773	26.0	18,270	24.8	15,509	21.8
Crop	2,172	2.9	4,205	5.7	3,748	5.3
Casualty	1,051	1.4	1,262	1.7	1,656	2.3
Marine/aviation	368	0.5	587	0.8	195	0.3

Total pro rata reinsurance	30,800	40.6	33,006	44.8	29,542	41.6

Excess-of-loss reinsurance:
Property	35,343	46.5	29,382	39.9	30,283	42.7
Casualty	9,782	12.9	11,223	15.3	11,183	15.7
Surety	(24)	-	7	-	(5)	-

Total excess-of-loss reinsurance	45,101	59.4	40,612	55.2	41,461	58.4

Total	$75,901	100.0%	$73,618	100.0%	$71,003	100.0%

Marketing and Distribution

Property and Casualty Insurance

The pool participants market a wide variety of commercial and personal lines insurance products through 16 full service branch offices, which actively write business in 41 states.  The pool participants’ products are marketed exclusively through a network of over 2,140 local independent agents serviced by the branch offices.  The pool participants primarily focus on the sale of commercial lines of property and casualty insurance to small and medium-sized businesses, which are considered to be policyholders that pay less than $100,000 in annual premiums.  The pool participants also seek to provide more than one policy to a given customer, because this “account selling” strategy diversifies risks and generally improves underwriting results.

The pool participants wrote approximately $1.1 billion in direct premiums in 2009, with 85 percent of this business coming from commercial lines products and 15 percent coming from personal lines products.  Although a majority of the pool participants’ business is generated by sales in the Midwest, Employers Mutual’s branch offices are located across the country to take advantage of local market conditions and opportunities, as well as to spread risk geographically.  Each branch office performs its own underwriting, claims, marketing and risk management functions according to policies and procedures established and monitored by the home office.  This decentralized network of branch offices allows the pool participants to develop marketing strategies, products and pricing that target the needs of individual marketing territories and take advantage of different opportunities for profit in each market.  This operating structure also enables the pool participants to develop close relationships with the agents and customers with whom they do business.

Although each branch office offers a slightly different combination of products, the branches generally target three customer segments:

•	a wide variety of small to medium-sized businesses, through a comprehensive package of property and liability coverages;

•
businesses and institutions eligible for the pool participants’ target market and safety dividend group programs (described below), which offer specialized products geared to their members’ unique protection needs; and

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

The following table sets forth the geographic distribution of the aggregate direct premiums written of all parties to the pooling agreement for the three years ended December 31, 2009.

	Year ended December 31,
	2009	2008	2007

Arizona	2.4%	2.9%	3.8%
Colorado	2.7	3.0	3.3
Illinois	4.0	4.1	4.3
Iowa	15.6	14.9	14.0
Kansas	9.9	9.6	9.3
Michigan	3.4	3.6	3.9
Minnesota	3.5	3.3	3.1
Nebraska	5.6	5.5	5.4
North Carolina	3.1	3.3	3.1
Pennsylvania	3.7	3.8	3.7
Texas	4.2	4.6	4.7
Wisconsin	5.8	5.5	5.4
Other *	36.1	35.9	36.0
	100.0%	100.0%	100.0%

* Includes all other jurisdictions, none of which accounted for more than 3 percent.

During 2009 Employers Mutual began informing its independent agents that EMC Insurance Companies had submitted plans to regulatory authorities in the states of Georgia, Louisiana, Michigan, Mississippi, North Carolina, Pennsylvania and Virginia seeking to withdraw from personal lines programs in those states.  This action was taken due to management’s conclusion, based on a number of factors, that these states offered only limited long-term growth and profit potential.   Additionally, personal lines business did not represent a large part of the marketing plans of the local branch offices affected.  The combination of these factors resulted in a disproportionately high cost of conducting personal lines business in these states.

The planned exit from personal lines business in these seven states should in no way be construed as a diminished emphasis on personal lines business.  Rather, this action was taken so that the EMC Insurance Companies’ resources could be directed toward territories which offer the greatest potential for long-term growth and profitability.

Reinsurance

The reinsurance subsidiary currently obtains 95 percent of its business from Employers Mutual through the quota share agreement and writes 5 percent directly.  The reinsurance subsidiary relies on the financial strength of Employers Mutual to write the reinsurance business, as well as the competitive advantage that Employers Mutual has by virtue of being licensed in all 50 states.  Reinsurance marketing is undertaken by Employers Mutual in its role as the direct writer of the reinsurance business; however, the reinsurance subsidiary is utilized in the marketing efforts to help differentiate the reinsurance business from the direct insurance business that is written by Employers Mutual and the other pool participants.

Employers Mutual’s reinsurance business is derived from two sources.  Approximately 81 percent of Employers Mutual’s assumed reinsurance premiums earned in 2009 were generated through the activities of its Home Office Reinsurance Assumed Department (also known as “HORAD”).  The reinsurance business written by HORAD is brokered through independent intermediaries.  As a result, the risks assumed by HORAD do not materially overlap with the risks assumed by MRB (discussed below).  The risks assumed by Employers Mutual through HORAD are directly underwritten and priced by Employers Mutual.  As such, Employers Mutual has discretion with respect to the type and size of risks which it assumes and services through these activities.

The remaining 19 percent of Employers Mutual’s assumed reinsurance premiums earned in 2009 were generated through participation in the MRB pool, an unincorporated association through which Employers Mutual and four other unaffiliated insurance companies participate in a voluntary reinsurance pool to meet the reinsurance needs of small and medium-sized, unaffiliated mutual insurance companies.  Employers Mutual has participated in the MRB pool since 1957.  MRB is controlled by a board of directors composed of the five members, including one representative designated by Employers Mutual.  As a member of this organization, Employers Mutual assumes its proportionate share of the risks ceded to MRB by unaffiliated insurers.  Since MRB is structured on a joint liability basis, Employers Mutual, and therefore the Company’s reinsurance subsidiary, would be obligated with respect to the proportionate share of risks assumed by the other participants in the event they were unable to perform.  MRB, which is operated by an independent management team, manages assumed risks through typical underwriting practices, including loss exposure controls provided through reinsurance coverage obtained for the benefit of MRB.  The reinsurance risks for MRB arise primarily from the Northeast and Midwest markets.  Underwriting of risks and pricing of coverage is performed by MRB management under general guidelines established by Employers Mutual and the other participating insurers.  Apart from these procedures, Employers Mutual has only limited control over the risks assumed by, and the operating results of, MRB.  Because of the joint liability structure, MRB participating companies must maintain a rating of “A-” (Excellent) or above from A.M. Best Company and meet certain other standards.

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

It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business.  Commissions paid by the reinsurance subsidiary to Employers Mutual for this purpose amounted to $14,111,000 in 2009.  During 2009, Employers Mutual retained 10.5 percent of the net assumed premiums written subject to cession to the reinsurance subsidiary as compensation for the $2,000,000 cap on losses assumed per event, which amounted to $8,471,000.  The reinsurance subsidiary also assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement, as well as the German business written directly.  The net foreign currency exchange gain assumed by the reinsurance subsidiary in 2009 was $29,000.

Competition

Property and Casualty Insurance

The property and casualty insurance business is very competitive.  The pool participants compete in the United States insurance market with numerous insurers, many of which have greater financial resources.  Competition in the types of insurance in which the pool participants are engaged is based on many factors, including the perceived overall financial strength of the insurer, premiums charged, contract terms and conditions, services offered, speed of claim payments, reputation and experience.  Because the pool participants’ insurance products are marketed exclusively through independent agencies, they face competition to retain qualified agencies, as well as competition within the agencies.  The pool participants also compete with direct writers, who utilize salaried employees and generally offer their products at a lower cost, exclusive agencies, who write insurance business for only one company, and to a lesser extent, internet-based enterprises.  The pool participants utilize a profit-sharing plan as an incentive for the independent agencies to place high-quality insurance business with them.

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

A.M. Best Company Ratings

Property and Casualty Insurance

A.M. Best Company (A.M. Best) rates insurance companies based on their relative financial strength and ability to meet their contractual obligations.  The most recent A.M. Best Property Casualty Key Rating Guide gives the Company’s property and casualty insurance subsidiaries an “A-” (Excellent) financial strength rating in their capacity as participants in the pooling agreement.  A.M. Best re-evaluates its ratings from time to time (normally on an annual basis) and there can be no assurance that the Company’s property and casualty insurance subsidiaries and the other pool participants will maintain their current rating in the future.  Management believes that an A.M. Best rating of “A-” (Excellent) or better is important to the Company’s business since many insureds require that companies with which they insure be so rated.  A.M. Best’s publications indicate that the “A-“ (Excellent)  rating is assigned to companies that have achieved excellent overall performance and have a strong ability to meet their obligations over a long period of time.  A.M. Best’s ratings are based upon factors of concern to policyholders and insurance agents, and are not directed toward the protection of investors.

Reinsurance

The most recent A.M. Best Property Casualty Key Rating Guide gives the Company’s reinsurance subsidiary an “A-” (Excellent) financial strength rating.  However, because the majority of the reinsurance business assumed by the reinsurance subsidiary is produced by Employers Mutual, the rating of the reinsurance subsidiary is not critical to the Company’s reinsurance operations.  The rating of Employers Mutual is, however, critical to the Company’s reinsurance operations, as the unaffiliated insurance companies that cede business to Employers Mutual view the rating as an indication of Employers Mutual’s ability to meet its obligations to those insurance companies.  Employers Mutual’s rating of “A-” (Excellent) has resulted in the loss of some reinsurance business because some insurance companies require a rating of “A” (Excellent) or higher.  A downgrade of Employers Mutual’s rating would have a material adverse impact on the Company’s reinsurance subsidiary, as a downgrade would negatively impact Employers Mutual’s ability to write reinsurance business and, consequently, to cede that business to the Company’s reinsurance subsidiary.

Statutory Combined Trade Ratios

The following table sets forth the statutory combined trade ratios of the Company’s insurance subsidiaries and the property and casualty insurance industry averages for the five years ended December 31, 2009.  The combined trade ratios below are the sum of the following:  the loss ratio, calculated by dividing losses and settlement expenses incurred by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written and policyholder dividends by net premiums earned.  Generally, if the combined trade ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.

	Year Ended December 31,
	2009	2008	2007	2006	2005

Property and casualty insurance (1)
Loss ratio	65.6%	73.9%	62.1%	56.6%	62.1%
Expense ratio	37.8%	35.6%	36.2%	36.1%	33.5%
Combined trade ratio	103.4%	109.5%	98.3%	92.7%	95.6%

Reinsurance (2)
Loss ratio	65.4%	83.8%	67.0%	68.5%	63.6%
Expense ratio	22.0%	23.7%	22.9%	24.0%	27.5%
Combined trade ratio	87.4%	107.5%	89.9%	92.5%	91.1%

Total insurance operations (1) (2)
Loss ratio	65.6%	75.8%	63.0%	58.8%	62.4%
Expense ratio	34.7%	33.3%	33.8%	34.0%	32.3%
Combined trade ratio	100.3%	109.1%	96.8%	92.8%	94.7%

Property and casualty insurance industry averages (3)
Loss ratio	72.5%	77.1%	67.7%	65.3%	74.8%
Expense ratio	28.1%	28.0%	27.9%	27.1%	26.0%
Combined trade ratio	100.6%	105.1%	95.6%	92.4%	100.8%

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

(2)    The 2005 loss ratio, expense ratio, and combined trade ratio for “reinsurance” and “total insurance operations” reflect the previous terms of the quota share agreement, which provided for a 4.5 percent override commission expense payment to Employers Mutual as compensation for the cap on losses assumed per event.  Effective January 1, 2006, the reinsurance subsidiary no longer pays this override commission, and instead pays a 10.5 percent premium charge.  In addition, the 2006 expense ratio and combined trade ratio for “reinsurance” are distorted by $3,440,000 of negative premiums written and $1,343,000 of commission income that were recorded in connection with the change in Employers Mutual’s participation in the MRB pool.  Excluding these adjustments, the expense ratio and combined trade ratio for “reinsurance” would have been 24.7 percent and 93.2 percent, respectively.  These adjustments were not large enough to impact the expense ratio and the combined trade ratio for “total insurance operations.”

(3)    As reported by A.M. Best Company.  The ratio for 2009 is an estimate; the actual combined trade ratio is not currently available.

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

Each branch office is responsible for evaluating and settling claims within the authority provided by home office claims.  Authority levels within the branch offices are granted based upon an adjuster’s experience and expertise.  A branch office must request input from home office claims once a case exceeds its authority level.  A claims committee exists within home office and is chaired by the Senior Vice President of Claims.  This committee meets on a weekly basis to assist the branches in evaluating and settling claims beyond their authority level.

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

Loss and Settlement Expense Reserves

Liabilities for losses and settlement expenses are estimates at a given point in time of what an insurer expects to pay to claimants and the cost of settling claims, based on facts and circumstances then known.  It can be expected that the insurer’s ultimate liability for losses and settlement expenses may either exceed or be less than such estimates.  The Company’s estimates of the liabilities for losses and settlement expenses are based on estimates of future trends and claims severity, judicial theories of liability, historic loss emergence and other factors.  Because of the inherent uncertainties involved in the establishment of reserves for less mature accident years, management’s reserving methodology for the current and more recent accident years utilizes prudently conservative assumptions.  During the loss adjustment period, which may cover many years in some cases, the inherent uncertainty associated with these accident years declines as the Company  learns additional facts regarding individual claims and potential future claims, and consequently it often becomes necessary to refine and adjust its estimates of liability.  The Company reflects any adjustments to its liabilities for losses and settlement expenses in its operating results in the period in which the changes in estimates are made.

The Company maintains reserves for losses and settlement expenses with respect to both reported and unreported claims.  The amount of reserves for reported claims, known as “case reserves”, is primarily based upon a case-by-case evaluation of the specific type of claim, knowledge of the circumstances surrounding each claim and the policy provisions relating to the type of loss.  Case reserves on assumed reinsurance business are the amounts reported by the ceding companies.

The amount of reserves for unreported claims, known as “Incurred But Not Reported (IBNR) reserves”, is determined on the basis of statistical information for each line of insurance with respect to expected loss emergence arising from occurrences that have not yet been reported.  Established reserves (for both reported and unreported claims) are closely monitored and are frequently examined using a variety of formulas and statistical techniques for analyzing loss development, as well as other economic and social factors.

Settlement expense reserves are intended to cover the ultimate cost of investigating claims and defending lawsuits arising from claims.  These reserves are established each quarter based on previous periods’ experience to project the ultimate cost of settlement expenses.  To the extent that adjustments are required to be made in the amount of loss reserves each year, settlement expense reserves are correspondingly revised, if necessary.

The Company does not discount reserves.  Inflation is implicitly provided for in the reserving function through analysis of cost trends, reviews of historical reserving results and projections of future economic conditions.  Estimates of individual case loss reserves are monitored and reviewed on a regular basis by claim staff members.  Special attention is given to large ($100,000 and over) claims and long-term and lifetime medical claims.  Based on currently available information, individual case loss reserves are revised to reflect changes in estimated ultimate settlement values.

Despite the inherent uncertainties of estimating loss and settlement expense reserves, management believes that the Company’s reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that the reserve for losses and settlement expenses at December 31, 2009 represents management’s best estimate of the Company’s overall liability.

Reserving Methodology

Management does not use accident year loss picks to establish the Company’s carried reserves.  Case loss and IBNR reserves, as well as settlement expense reserves, are established independently of each other and added together to get the Company’s total loss and settlement expense reserve.  The Company’s reserving methodology was expanded during 2007 to include bulk case loss reserves, which supplement the aggregate case loss reserves and are used by management to establish its best estimate of the Company’s liability for reported claims.  By establishing bulk reserves independently of the case loss reserves, management believes that it is able to appropriately estimate the Company’s total loss and settlement expense exposures.

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

IBNR loss reserves are established by applying actuarially derived “IBNR factors” to the previous twelve months earned premiums.  The IBNR factors are determined for each line of business on an annual basis through an actuarial study of historic IBNR emergence relative to on-level premium.  The IBNR factors are adjusted on a quarterly basis for rate level changes, and may be further adjusted if the actuarial department recommends that a change in the overall reserve level is warranted.  The formula IBNR loss reserve established through this process is for all accident years combined, and is allocated to each preceding accident quarter by applying an allocation factor to the total formula IBNR amount.  The accident quarter allocation factors are determined by line of business and are based on a study of the lag in historic claims reporting patterns from occurrence quarter to reported quarter.  Other categories of the IBNR loss reserve, which are used to cover exposures associated with asbestos and environmental claims, storms and catastrophic events, are established independently.  IBNR loss reserves associated with catastrophe and storm losses are event-specific, and are initially established based on known exposures and estimates of loss frequency and severity.  The initial projections are adjusted as actual loss information is reported.

Settlement expense reserves are established by applying actuarially derived “settlement expense factors” to the loss reserves.  The settlement expense factors are determined for each line of business on a quarterly basis through an actuarial study of historical ratios of paid expenses to paid losses.  The settlement expense reserve established through this process is for all accident years combined, and is allocated to the various accident years proportional to the loss reserves.

Reserve Evaluation and Determination of Management’s Best Estimate of Overall Liability

Prior to the end of each quarter, management utilizes standard loss development methodologies to evaluate the adequacy of the previous quarter’s carried reserves.   Management employs the use of paid and incurred accident year triangles, in what is normally referred to as the “chain ladder” method, to perform this evaluation.  Management organizes the paid and incurred losses on a “rolling” accident year basis, meaning that at any particular quarter-end, an accident year is defined by the most recent four quarters and will, therefore, cross calendar years except at year-end.  Using five different averaging periods to compute loss development factors, five separate point estimates of indicated reserves are developed for each paid and incurred triangle.  The high and low point estimates derived from this process establish the actuarial range of reasonable reserves.  An additional benchmark, referred to as the actuarial central estimate, is determined by calculating a separate point estimate using “selected paid” and “selected incurred” estimates.  This actuarial central estimate is deemed to be an action point in the evaluation of the Company’s carried reserves.  If the prior quarter’s total carried reserve falls below this threshold, the actuarial department will recommend that an adjustment be made to the current quarter’s carried reserves.

A separate evaluation of the prior quarter’s case and bulk case loss reserves is also performed each quarter. The evaluation methodology utilized is similar to the total carried reserve review, except that only a paid chain ladder is used, and the triangles include development on reported claims only.

The determination of management’s best estimate of the Company’s overall liability at each quarterly reporting date begins with the actuarial department performing a comparison of the prior quarter’s total carried reserve to the actuarial range of reasonable reserves and actuarial central estimate (as described in the preceding paragraph) for such prior quarter.  Generally, if the prior quarter’s carried reserve is within a few percentage points of, but not below, the actuarial central estimate, and if the separate review of the case and bulk case loss reserves indicates that those reserves are within a few percentage points of the case reserve actuarial central estimate, the actuarial department will report that it is comfortable with the current quarter’s carried reserves, and the current quarter’s total carried reserve is deemed to be management’s best estimate of the Company’s overall liability.  If the prior quarter’s total carried reserve falls outside of that quarter’s actuarial range of reasonable reserves, or if the review of the previous quarter’s total carried reserve and/or case and bulk case loss reserves indicates that those reserves are not within a few percentage points of their respective actuarial central estimate, the actuarial department will recommend that an adjustment be made to the current quarter’s total carried reserve.  Management reviews all recommendations submitted by the actuarial department and considers such recommendations in the determination of its best estimate of overall liability.

Reserve Development

There is an inherent amount of uncertainty involved in the establishment of insurance liabilities.  This uncertainty is greatest in the current and more recent accident years because a smaller percentage of the expected ultimate claims have been reported, adjusted and settled compared to more mature accident years.  For this reason, carried reserves for these accident years reflect prudently conservative assumptions.  As the carried reserves for these accident years run off, the overall expectation is that, more often than not, favorable development will occur.  However, there is also the possibility that the ultimate settlement of liabilities associated with these accident years will show adverse development, and such adverse development could be substantial.

The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the property and casualty insurance subsidiaries and the reinsurance subsidiary.  Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements.

	Year ended December 31,
	2009	2008	2007
	($ in thousands)
Gross reserves at beginning of year	$573,032	$551,602	$548,548
Re-valuation due to foreign currency exchange rates	(228)	(597)	(190)
Ceded reserves at beginning of year	(33,009)	(31,878)	(35,609)
Net reserves at beginning of year	539,795	519,127	512,749

Incurred losses and settlement expenses
Provision for insured events of the current year	297,372	329,573	286,577
Decrease in provision for insured events of prior years	(48,622)	(35,308)	(38,738)
Total incurred losses and settlement expenses	248,750	294,265	247,839

Payments
Losses and settlement expenses attributable to insured events of the current year	111,501	133,470	104,196
Losses and settlement expenses attributable to insured events of prior years	149,229	140,127	137,265
Total payments	260,730	273,597	241,461

Net reserves at end of year	527,815	539,795	519,127
Ceded reserves at end of year	28,171	33,009	31,878
Gross reserves at end of year, before foreign currency re-valuation	555,986	572,804	551,005
Re-valuation due to foreign currency exchange rates	166	228	597
Gross reserves at end of year	$556,152	$573,032	$551,602

Following is a detailed analysis of the development the Company has experienced on its prior accident years’ reserves during the past three years.  Care should be exercised when attempting to analyze the financial impact of the reported development amounts because, as noted above, the overall expectation is that, more often than not, favorable development will occur as the prior accident year reserves run off.

Year ended December 31, 2009

Property and casualty insurance segment

For the property and casualty insurance segment, the December 31, 2009 estimate of loss and settlement expense reserves for accident years 2008 and prior decreased $34,641,000 from the estimate at December 31, 2008.  This decrease represents approximately 8.1 percent of the December 31, 2008 carried reserves.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2009.

Reserves on previously reported claims developed favorably in 2009 by approximately $12,509,000.  Favorable development on case and bulk case loss reserves occurred in most major lines of business:  commercial property ($5,438,000), other liability ($3,180,000), homeowners ($1,388,000), auto physical damage ($1,286,000), personal auto liability ($1,072,000), bonds ($601,000) and workers’ compensation ($83,000).  Partially offsetting this favorable development was adverse development on the commercial auto line of business ($539,000).  For all lines combined, the latest five prior accident years were responsible for over 95 percent of the total favorable development.  In aggregate, the favorable development on previously reported claims is attributable to decreased severity on claims that closed during 2009.

IBNR loss reserves for prior accident years developed favorably by $12,130,000 as a result of better than expected emergence ($11,066,000), a reduction in the formula IBNR loss reserves based on an experience review ($801,000), and a change in the line of business distribution ($263,000).  The emergence of IBNR claims was less than the decrease in prior accident years’ IBNR loss reserves and arose from nearly all major lines of business:  other liability ($4,085,000), commercial auto liability ($2,176,000), workers’ compensation ($1,978,000), homeowners ($1,113,000), commercial property ($861,000), auto physical damage ($704,000), and personal auto liability ($467,000).  Partially offsetting this favorable development was adverse development on bonds ($318,000).  For all lines combined, approximately 99 percent of the favorable development is attributable to accident years 2007 and 2008.

During 2009, an underlying exposure decrease resulted in a premium decrease in the other liability line.  Since formula IBNR loss reserves are calculated through the application of IBNR factors to premiums earned, this exposure decrease resulted in a decrease of $286,000 in prior accident year IBNR loss reserves.  In addition, reserves for prior accident years’ asbestos claims were increased $810,000 to maintain adequacy targets.  The net increase in IBNR loss reserves resulting from these two adjustments generated $524,000 of adverse development.

Total settlement expense reserves developed favorably in 2009 by $9,291,000.  Approximately 75 percent of the favorable development is attributed to defense and cost containment expenses.  The reserves associated with these expenses were established in bulk and were allocated to the various accident years in proportion to the accident year distribution of the underlying loss reserves.  During 2009, the underlying loss reserves experienced favorable development, which generated favorable development in the settlement expense reserves.  The remaining 25 percent of favorable development is attributed to adjusting and other expenses (i.e., internal claims department, independent adjuster and miscellaneous settlement expenses).  Differences in the allocation factors used to distribute the reserves for these expenses at year-end 2009 compared to year-end 2008 generated $210,000 of favorable development.  The majority of the remaining favorable development resulted from settlement expense payments that were lower than anticipated in the payment patterns used in the December 31, 2008 accident year allocations.  This favorable development occurred primarily in the other liability, workers’ compensation and commercial auto liability lines of business.

Prior accident years’ reserves for non-voluntary assumed business developed favorably by $70,000, attributable primarily to assigned risk pools.

The above results reflect prior accident year reserve development on a direct and assumed basis.  During 2009, ceded losses and settlement expenses for prior accident years increased $820,000.  This increase in reinsurance recoveries is recognized as favorable development.

Reinsurance segment

For the reinsurance segment, the December 31, 2009 estimate of loss and settlement expense reserves for accident years 2008 and prior decreased $13,981,000 from the estimate at December 31, 2008.  This represents 9.7 percent of the December 31, 2008 carried reserves and is primarily attributable to the HORAD book of business for accident year 2008.  Included in this amount is $4,160,000 of favorable development that occurred in the fourth quarter as a result of a reduction in bulk IBNR loss reserves and the winding down of the MAERP Reinsurance Association.  Much of the development can be attributed to reported losses that were below December 2008 implicit projections for policy years 2007 through 2008 in the property and casualty classes, and policy year 2008 in the catastrophe and multiline classes.

No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expenses reserves during 2009.

Year ended December 31, 2008

Property and casualty insurance segment

For the property and casualty insurance segment, the December 31, 2008 estimate of loss and settlement expense reserves for accident years 2007 and prior decreased $21,564,000 from the estimate at December 31, 2007.  This decrease represented approximately 5.3 percent of the December 31, 2007 carried reserves.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2008.

Reserves on previously reported claims developed favorably in 2008 by approximately $2,755,000.  Favorable development on case and bulk case loss reserves occurred in most major lines of business:  other liability ($3,959,000), commercial property ($2,289,000), auto physical damage ($1,356,000), personal auto liability ($1,220,000), bonds ($1,073,000) and homeowners ($792,000).  Partially offsetting this favorable development was adverse development in the workers’ compensation ($1,305,000) and commercial auto ($6,629,000) lines of business.  For all lines combined, the latest five prior accident years were responsible for over 68 percent of the total favorable development.  In aggregate, the favorable development on previously reported claims was attributable to decreased severity on claims that closed during 2008.

IBNR loss reserves for prior accident years developed favorably by $12,411,000 as a result of better than expected emergence ($11,135,000), a reduction in the formula IBNR reserves based on an experience review ($1,087,000), and a change in the line of business distribution ($189,000).  The emergence of IBNR claims was less than the decrease in prior accident years’ IBNR loss reserves and arose from all major lines of business:  other liability ($5,782,000), commercial property ($1,491,000), commercial auto liability ($1,238,000), homeowners ($1,045,000), auto physical damage ($848,000), workers’ compensation ($495,000), bonds ($148,000), and personal auto liability ($88,000).  For all lines combined, approximately 84 percent of the favorable development was attributable to accident years 2006 and 2007.

During 2008, underlying exposure increases resulted in premium increases in certain lines of business, most notably in the other liability and workers’ compensation lines.  Since formula IBNR loss reserves are calculated through the application of IBNR factors to premiums earned, these exposure increases resulted in an increase of $932,000 in prior accident year IBNR loss reserves.  In addition, reserves for prior accident years’ asbestos claims were increased $942,000 to maintain adequacy targets.  These increases partially offset the favorable case and IBNR loss reserve development described above.

Total settlement expense reserves developed favorably in 2008 by $8,347,000.  Approximately 50 percent of the favorable development was related to internal claims department, independent adjuster, and miscellaneous settlement expenses.  Current accident year allocation factors compared to those at December 31, 2007 generated $380,000 of favorable development.  As further discussed below, the majority of the remaining favorable development resulted from settlement expense payments that were lower than anticipated in the payment patterns used in the December 31, 2007 accident year allocations.  This favorable development occurred primarily in the other liability, workers’ compensation and commercial auto liability lines of business.

The defense and cost containment portion of prior accident years’ settlement reserves developed favorably in 2008 by $4,187,000.  This favorable development resulted from 2008 expense payments that were $6,402,000 lower than anticipated in the 2007 year-end reserve levels.  The other liability line of business accounted for approximately 80 percent of this favorable development.  Partially offsetting this favorable development, settlement expense reserves were strengthened $1,800,000, of which $1,147,000 was allocated to prior accident years.  This prior accident year strengthening occurred primarily in the other liability, commercial auto and workers’ compensation lines of business, and resulted from standard actuarial reserve reviews.  In addition, asbestos defense and cost containment reserves were increased $558,000.  Finally, settlement expense reserves for prior accident years increased approximately $331,000 due to the exposure increases mentioned above in the discussion of IBNR loss reserves.

Prior accident year reserves for non-voluntary assumed business developed adversely by $305,000, attributable primarily to assigned risk pools.

The above results reflect prior accident year reserve development on a direct and assumed basis.  During 2008, ceded losses and settlement expenses for prior accident years increased $503,000.  This increase in reinsurance recoveries is recognized as favorable development.

Reinsurance segment

For the reinsurance segment, the December 31, 2008 estimate of loss and settlement expense reserves for accident years 2007 and prior decreased $13,744,000 from the estimate at December 31, 2007.  This represented 9.7 percent of the December 31, 2007 carried reserves and was primarily attributable to the 2007 accident year in the HORAD book of business.  Much of this development can be attributed to reported losses that were below December 2007 implicit projections for policy years 2005 through 2007 in the property, casualty and multi-line classes.

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

Reserves on previously reported claims developed favorably in 2007 by approximately $17,154,000.  Favorable development on case and bulk case loss reserves occurred in most major lines of business: other liability ($7,126,000), workers’ compensation ($6,005,000), commercial property ($3,083,000), auto physical damage ($1,327,000), bonds ($1,020,000), homeowners ($947,000) and personal auto liability ($764,000).  For all lines combined, the latest three prior accident years were responsible for over 77 percent of the total favorable development, and the latest five prior accident years contributed over 99 percent.  In aggregate, all of the favorable development on previously reported claims was attributable to decreased severity on claims that closed during 2007.

The emergence of IBNR claims was less than the decrease in prior accident years’ IBNR loss reserves, resulting in approximately $11,750,000 of favorable development in 2007.  This development arose from all major lines of business: other liability ($4,607,000), commercial property ($1,814,000), commercial auto liability ($1,599,000), homeowners ($1,214,000), auto physical damage ($1,060,000), workers’ compensation ($847,000), bonds ($490,000) and personal auto liability ($119,000).  For all lines combined, the favorable development on prior accident year IBNR loss reserves was attributable to accident year 2006.

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

Total settlement expense reserves developed favorably in 2007 by $6,760,000.  Approximately 51 percent of the favorable development was related to internal claims department, independent adjuster, and miscellaneous settlement expenses.  Settlement expense payments in these categories during 2007 were lower than anticipated in the payment patterns used in the accident year allocation of the December 31, 2006 settlement expense reserves.  This favorable development occurred primarily in the workers’ compensation, other liability and commercial auto liability lines of business.

The defense and cost containment portion of prior accident year settlement expense reserves developed favorably in 2007 by $3,320,000.  The favorable development resulted from expense payments in 2007 that were $5,763,000 lower than anticipated in the 2006 year-end reserve levels.  The other liability line of business accounted for approximately three fourths of this favorable development.  Partially offsetting this favorable development, settlement expense reserves were strengthened $2,700,000, of which approximately $1,752,000 was allocated to prior accident years.  This prior accident year strengthening occurred primarily in the other liability, commercial auto and workers’ compensation lines of business, and resulted from standard actuarial reserve reviews.  In addition, $824,000 of settlement expense reserves were reallocated to defense and cost containment, of which $590,000 was allocated to prior accident years.  Finally, settlement expense reserves for prior accident years increased approximately $244,000 due to the exposure increases mentioned above in the discussion of IBNR loss reserves.

Prior accident year reserves for non-voluntary assumed business developed adversely by $127,000, attributable primarily to auto assigned risk pools.

The above results reflected reserve development on a direct and assumed basis.  During 2007, ceded losses for prior accident years decreased $5,587,000, and was largely attributable to the workers’ compensation, umbrella, bonds and commercial property lines of business.  This decrease in reinsurance recoveries is recognized as adverse development.

Reinsurance segment

For the reinsurance segment, the December 31, 2007 estimate of loss and settlement expense reserves for accident years 2006 and prior decreased $10,761,000 from the estimate at December 31, 2006.  This represented 7.8 percent of the December 31, 2006 carried gross reserves and was attributable to the 2004 – 2006 accident years for the HORAD book of business.  Much of this development was attributed to reported losses for policy years 2004 - 2006 for property, casualty and multi-line classes that were below December 31, 2006 implicit projections.

For the HORAD and MRB books of business combined, the favorable development was attributed to the property pro rata and property excess lines of business.

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

	Year ended December 31,
($ in thousands)	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

Statutory reserves for losses and settlement expenses	257,201	276,103	303,643	321,945	354,200	405,683	502,927	514,576	521,159	541,254	529,527

Retroactive restatement of reserves in conjunction with the increase in the property and casualty insurance subsidiaries' aggregate participation in the pooling agreement	51,340	55,052	58,392	61,010	65,696	78,818	-	-	-	-	-

Statutory reserves after retroactive restatement	308,541	331,155	362,035	382,955	419,896	484,501	502,927	514,576	521,159	541,254	529,527

GAAP Adjustments	(1,208)	(1,070)	(1,242)	(1,381)	(1,378)	(1,364)	(1,526)	(1,827)	(2,032)	(1,459)	(1,712)

Reserves for losses and settlement expenses	307,333	330,085	360,793	381,574	418,518	483,137	501,401	512,749	519,127	539,795	527,815

Paid (cumulative) as of:
One year later	105,740	120,384	129,501	131,395	137,875	139,665	125,043	137,265	140,127	149,229	-
Two years later	168,319	189,404	206,088	213,756	221,724	210,516	202,851	217,804	221,285	-	-
Three years later	211,226	238,116	258,117	270,782	272,448	265,049	257,114	268,933	-	-	-
Four years later	240,808	269,795	296,491	301,714	302,862	298,997	290,940	-	-	-	-
Five years later	258,522	291,121	316,686	321,647	324,775	320,136	-	-	-	-	-
Six years later	271,944	302,150	329,575	338,375	339,633	-	-	-	-	-	-
Seven years later	280,153	310,817	340,759	350,140	-	-	-	-	-	-	-
Eight years later	286,513	318,173	350,003	-	-	-	-	-	-	-	-
Nine years later	292,409	325,287	-	-	-	-	-	-	-	-	-
Ten years later	298,414	-	-	-	-	-	-	-	-	-	-

Reserves re-estimated as of:
End of year	307,333	330,085	360,793	381,574	418,518	483,137	501,401	512,749	519,127	539,795	527,815
One year later	304,644	335,582	369,076	391,544	445,221	467,729	459,485	474,011	483,819	491,173	-
Two years later	307,777	346,015	383,987	418,518	445,378	448,803	446,279	460,931	464,515	-	-
Three years later	313,712	356,473	398,250	422,873	437,123	444,910	437,589	449,500	-	-	-
Four years later	320,214	364,824	407,791	421,657	437,559	436,690	429,680	-	-	-	-
Five years later	327,247	372,567	409,035	428,458	432,891	431,878	-	-	-	-	-
Six years later	335,494	374,515	413,355	426,893	430,665	-	-	-	-	-	-
Seven years later	338,343	378,071	412,947	428,004	-	-	-	-	-	-	-
Eight years later	340,538	378,343	414,916	-	-	-	-	-	-	-	-
Nine years later	342,036	380,039	-	-	-	-	-	-	-	-	-
Ten years later	343,365	-	-	-	-	-	-	-	-	-	-

Cumulative redundancy (deficiency)	$(36,032)	(49,954)	(54,123)	(46,430)	(12,147)	51,259	71,721	63,249	54,612	48,622	-

Gross loss and settlement expense reserves - end of year (A)	320,415	344,398	375,919	394,810	444,901	515,509	544,051	548,358	551,005	572,804	555,986
Reinsurance receivables	13,082	14,313	15,126	13,236	26,383	32,372	42,650	35,609	31,878	33,009	28,171
Net loss and settlement expense reserves - end of year	$307,333	330,085	360,793	381,574	418,518	483,137	501,401	512,749	519,127	539,795	527,815

Gross re-estimated reserves - latest (B)	361,519	399,397	437,350	453,497	464,606	464,856	467,812	480,692	498,406	525,002	555,986
Re-estimated reinsurance receivables - latest	18,154	19,358	22,434	25,493	33,941	32,978	38,132	31,192	33,891	33,829	28,171
Net re-estimated reserves -latest	$343,365	380,039	414,916	428,004	430,665	431,878	429,680	449,500	464,515	491,173	527,815

Gross cumulative redundancy (deficiency) (A-B)	$(41,104)	(54,999)	(61,431)	(58,687)	(19,705)	50,653	76,239	67,666	52,599	47,802	-

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

The following table presents asbestos and environmental-related losses and settlement expenses incurred and reserves outstanding, net of reinsurance, for the Company:

	Year ended December 31,
	2009	2008	2007
	($ in thousands)
Losses and settlement expenses incurred:
Asbestos:
Property and casualty insurance	$796	$1,502	$511
Reinsurance	-	-	-
	796	1,502	511
Environmental:
Property and casualty insurance	115	(83)	88
Reinsurance	-	-	-
	115	(83)	88
Total losses and settlement expenses incurred	$911	$1,419	$599

	Year ended December 31,
	2009	2008	2007
Loss and settlement expense reserves:	($ in thousands)
Asbestos:
Property and casualty insurance	$3,922	$4,356	$4,668
Reinsurance	573	581	598
	4,495	4,937	5,266
Environmental:
Property and casualty insurance	1,003	1,130	1,407
Reinsurance	721	722	727
	1,724	1,852	2,134
Total loss and settlement expense reserves	$6,219	$6,789	$7,400

Based upon current facts, management believes the reserves carried for asbestos and environmental-related claims at December 31, 2009 are adequate.  Although future changes in the legal and political environment may result in adjustment to these reserves, management believes any adjustment will not have a material impact on the financial condition or results of operations of the Company.

Reinsurance Ceded

The following table presents amounts due to the Company from reinsurers for losses and settlement expenses, contingent commissions, and prepaid reinsurance premiums as of December 31, 2009:

	Amount recoverable		Percent of total	2009 A.M. Best rating
($ in thousands)
Michigan Catastrophic Claims Association	$8,890		24.9%	(1)
Wisconsin Compensation Rating Bureau	8,010		22.5	(1)
Hartford Steam Boiler Inspection and Insurance Company	2,797		7.8	A	+
XL Reinsurance America	2,054		5.8	A
Country Mutual Insurance Company	2,010		5.6	A	+
Workers' Compensation Reinsurance Association of Minnesota	1,494		4.2	(1)
National Workers' Compensation Reinsurance Pool	1,217		3.4	(1)
Underwriters at Lloyd's of London	984		2.8	A
General Reinsurance Corporation	823		2.3	A	++
Munich Reinsurance America Inc.	727		2.0	A	+
Other Reinsurers	6,651		18.7
	$35,657	(2)	100.0%

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

(2)
The total amount recoverable at December 31, 2009 represents $2,072,000 in paid losses and settlement expenses, $28,171,000 in unpaid losses and settlement expenses, $302,000 in contingent commissions, and $5,112,000 in prepaid reinsurance premiums.

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred for the three years ended December 31, 2009 is presented below.

	Year ended December 31, 2009
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$247,723	$-	$247,723
Assumed from nonaffiliates	2,251	78,094	80,345
Assumed from affiliates	333,863	-	333,863
Ceded to nonaffiliates	(23,299)	(2,193)	(25,492)
Ceded to affiliates	(247,723)	-	(247,723)
Net premiums written	$312,815	$75,901	$388,716

Premiums earned
Direct	$230,498	$-	$230,498
Assumed from nonaffiliates	2,365	77,741	80,106
Assumed from affiliates	328,927	-	328,927
Ceded to nonaffiliates	(23,213)	(1,809)	(25,022)
Ceded to affiliates	(230,498)	-	(230,498)
Net premiums earned	$308,079	$75,932	$384,011

Losses and settlement expenses incurred
Direct	$154,142	$-	$154,142
Assumed from nonaffiliates	1,523	51,257	52,780
Assumed from affiliates	202,617	674	203,291
Ceded to nonaffiliates	(5,016)	(2,306)	(7,322)
Ceded to affiliates	(154,142)	-	(154,142)
Net losses and settlement expenses incurred	$199,124	$49,625	$248,749

	Year ended December 31, 2008
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$225,800	$-	$225,800
Assumed from nonaffiliates	2,363	74,829	77,192
Assumed from affiliates	334,004	-	334,004
Ceded to nonaffiliates	(23,380)	(1,211)	(24,591)
Ceded to affiliates	(225,800)	-	(225,800)
Net premiums written	$312,987	$73,618	$386,605

Premiums earned
Direct	$216,191	$-	$216,191
Assumed from nonaffiliates	2,519	74,827	77,346
Assumed from affiliates	336,768	-	336,768
Ceded to nonaffiliates	(23,689)	(1,107)	(24,796)
Ceded to affiliates	(216,191)	-	(216,191)
Net premiums earned	$315,598	$73,720	$389,318

Losses and settlement expenses incurred
Direct	$167,303	$-	$167,303
Assumed from nonaffiliates	2,120	62,586	64,706
Assumed from affiliates	240,123	756	240,879
Ceded to nonaffiliates	(9,705)	(1,615)	(11,320)
Ceded to affiliates	(167,303)	-	(167,303)
Net losses and settlement expenses incurred	$232,538	$61,727	$294,265

	Year ended December 31, 2007
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$209,844	$-	$209,844
Assumed from nonaffiliates	3,141	71,683	74,824
Assumed from affiliates	346,763	-	346,763
Ceded to nonaffiliates	(25,652)	(680)	(26,332)
Ceded to affiliates	(209,844)	-	(209,844)
Net premiums written	$324,252	$71,003	$395,255

Premiums earned
Direct	$203,150	$-	$203,150
Assumed from nonaffiliates	3,343	72,522	75,865
Assumed from affiliates	343,486	-	343,486
Ceded to nonaffiliates	(25,993)	(299)	(26,292)
Ceded to affiliates	(203,150)	-	(203,150)
Net premiums earned	$320,836	$72,223	$393,059

Losses and settlement expenses incurred
Direct	$107,713	$-	$107,713
Assumed from nonaffiliates	2,332	47,707	50,039
Assumed from affiliates	203,529	720	204,249
Ceded to nonaffiliates	(6,367)	(82)	(6,449)
Ceded to affiliates	(107,713)	-	(107,713)
Net losses and settlement expenses incurred	$199,494	$48,345	$247,839

Individual lines in the above tables are defined as follows:

•	“Direct” represents policies issued by the property and casualty insurance subsidiaries.
•
“Assumed from nonaffiliates” for the property and casualty insurance subsidiaries represents the aggregate pool participation percentage of involuntary business assumed by the pool participants pursuant to state law.  For the reinsurance subsidiary, this represents the reinsurance business assumed through the quota share agreement, and, starting January 1, 2009, German-based reinsurance business assumed outside the quota share agreement.

•
“Assumed from affiliates” for the property and casualty insurance subsidiaries represents the aggregate pool participation percentage of all the pool members’ direct business.  Losses and settlement expenses incurred also includes claim-related services provided by Employers Mutual that is allocated to the property and casualty insurance subsidiaries and the reinsurance subsidiary.

•
“Ceded to nonaffiliates” for the property and casualty insurance subsidiaries represents the aggregate pool participation percentage of ceded reinsurance agreements that provide protection to the pool and each of its participants.  This line also includes a limited amount of reinsurance business that is assumed under the quota share agreement and ceded on a 100 percent basis to other insurance companies in connection with “fronting” activities conducted by Employers Mutual.

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

All major reinsurance treaties, with the exception of the pooling agreement, the personal and commercial boiler treaties, and an employment practices liability contract, are on an “excess-of-loss” basis whereby the reinsurer agrees to reimburse the primary insurer for covered losses in excess of a predetermined amount, up to a stated limit.  The boiler treaties and the employment practices liability contract provide for 100 percent reinsurance of the pool’s direct boiler and employment practices coverages written.  Facultative reinsurance from approved domestic markets, which provides reinsurance on an individual risk basis and requires specific agreement of the reinsurer as to the limits of coverage provided, is purchased when coverage by an insured is required in excess of treaty capacity or where a high-risk type policy could expose the treaty reinsurance programs.

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

A summary of the reinsurance treaties benefiting the pool participants during 2009 is presented below.  Retention amounts reflect the accumulated retentions and co-participation of all layers within a treaty.

Type of reinsurance treaty	Retention		Limits
Property per risk	$4,000,000	100	percent of $46,000,000
Property catastrophe	$17,700,000	95	percent of $165,000,000
Casualty	$3,500,000	96	percent of $38,000,000
Workers' compensation excess	$-		$20,000,000 excess of $40,000,000
Umbrella	$2,000,000	100	percent of $8,000,000
Fidelity	$1,200,000	95	percent of $4,000,000
Surety	$2,700,000	91	percent of $19,000,000
Boiler - Commercial Lines	$-	100	percent of $100,000,000
Boiler - Personal Lines	$-	100	percent of $50,000
Employment Practices Liability	$-	100	percent of $100,000

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

The major reinsurers in the pool participants’ reinsurance programs during 2009 are presented below.  The percentages represent the reinsurers’ share of the total reinsurance protection under all coverages.  Each type of coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within these coverages.  All programs (except the boiler program) are handled by reinsurance brokers.  The reinsurance of those programs is syndicated to approximately 43 domestic and foreign reinsurers.

In formulating reinsurance programs, Employers Mutual is selective in its choice of reinsurers.  Employers Mutual selects reinsurers on the basis of financial stability and long-term relationships, as well as the price of the coverage.  Reinsurers are generally required to have an A.M. Best rating of “A” (Excellent) or higher and a minimum policyholders’ surplus of $250,000,000.

Property per risk, property catastrophe and casualty coverages	Percent of total reinsurance protection	2009 A.M. Best rating
Underwriters at Lloyd's of London	30.7%	A
Mutual Reinsurance Bureau	16.4%	(1)
Hannover Ruckversicherung AG	10.5%	A
Platinum Underwriters Reinsurance, Inc.	6.2%	A
Munich Reinsurance America Inc.	4.6%	A	+
QBE Reinsurance Corporation	3.3%	A
Catlin Insurance Company Ltd.	4.1%	A
Axis Reinsurance Company	4.2%	A

Workers' compenstion excess coverage
Underwriters at Lloyd's of London	62.5%	A
Tokio Millennium Re Ltd.	30.0%	A	+
Amlin Bermuda Ltd.	7.5%	A

Umbrella coverage
January 1 - June 30, 2009:
Transatlantic Reinsurance Company	30.0%	A
Swiss Reinsurance America Corporation	20.0%	A
TOA Reinsurance Company of America	17.5%	A
Hannover Ruckversicherung AG	12.5%	A
QBE Reinsurance Corporation	10.0%	A
Axis Reinsurance Company	10.0%	A

July 1 - December 31, 2009:
Transatlantic Reinsurance Company	25.0%	A
Swiss Reinsurance America Corporation	20.0%	A
TOA Reinsurance Company of America	17.5%	A
Hannover Ruckversicherung AG	17.5%	A
QBE Reinsurance Corporation	10.0%	A
Axis Reinsurance Company	10.0%	A

Fidelity and surety coverages
Transatlantic Reinsurance Company	40.0%	A
Partner Reinsurance Company of the US	25.0%	A	+
Hannover Ruckversicherung AG	20.0%	A
Odyssey America Reinsurance Corp.	15.0%	A

Boiler - commercial lines coverage
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A	+

Boiler - personal lines coverage
Factory Mutual Insurance Company	100.0%	A	+

Employment practices liability coverage
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A	+

(1)
Mutual Reinsurance Bureau (MRB) is composed of Employers Mutual and four other unaffiliated mutual insurance companies.  MRB is backed by the financial strength of the five member companies.  All of the members of MRB were assigned an “A-” (Excellent) or better rating by A.M. Best.

The Company’s portion of premiums written ceded (excluding premiums ceded to voluntary and mandatory pools) for the year ended December 31, 2009 is presented below.  Reinsurance coverage is often purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within the coverages.  Since each layer of coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer’s overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives.

Premiums written ceded
Reinsurer	($ in thousands)
Hartford Steam Boiler Inspection and Insurance Company	$4,958
Underwriters at Lloyd's of London	2,934
Hannover Ruckversicherung AG	2,102
Transatlantic Reinsurance Company	1,511
Swiss Reinsurance America Corporation	964
TOA Reinsurance Company of America	912
Axis Reinsurance Company	735
Munich Reinsurance America Inc.	648
Partner Reinsurance Company of the US	635
QBE Reinsurance Corporation	607
Other Reinsurers	5,439
Total	$21,445

The pool participants also cede reinsurance on both a voluntary and a mandatory basis to state and national organizations in connection with various workers’ compensation and assigned risk programs, and to private organizations established to handle large risks.  The Company’s portion of premiums written ceded to these voluntary and mandatory pools for the year ended December 31, 2009 is presented below.

Premiums written ceded
Reinsurer	($ in thousands)
Wisconsin Compensation Rating Bureau	$2,677
Michigan Catastrophic Claims Association	464
Minnesota Workers' Compensation Reinsurance Association	200
Mutual Reinsurance Bureau	534
Other Reinsurers	172
Total	$4,047

On December 26, 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIA Reauthorization Act”) was signed into law, effective through December 31, 2014.  The TRIA Reauthorization Act continued the Federal backstop on losses from certified terrorism events from foreign sources, and expanded coverage to include domestic terrorism.  The TRIA Reauthorization Act covers most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, but with exclusions for commercial automobile insurance, burglary and theft insurance, surety insurance, professional liability insurance, and farm owners multiple peril insurance.  Each insurer has a deductible amount, which is calculated as a percentage of the prior year’s direct commercial lines premiums earned for the applicable lines of business, and a 15 percent retention above the deductible.  The percentage used in the deductible calculation is 20 percent.  The TRIA Reauthorization Act caps losses at $100 billion annually; no insurer that has met its deductible will be liable for payment of any portion above that amount.  For the Company, the TRIA Reauthorization Act deductible is approximately $41,700,000.

Prior to January 1, 2009, the pool participants maintained stand-alone reinsurance coverage for terrorism claims with limits corresponding to the TRIA Reauthorization Act deductible.  Effective January 1, 2009, the stand-alone reinsurance coverage for terrorism claims was not renewed.  Coverage for terrorism losses was expanded in the renewal of the pool participants’ 2009 reinsurance programs for property and casualty risks (including coverage for the aggregation of claims from catastrophic losses, subject to a $10,000,000 per any one risk limit under the property catastrophe program).  In summary, coverage under these contracts now includes both domestic and foreign terrorism, though foreign terrorism is limited to one limit per layer.  For property lines, foreign terrorism coverage is further restricted to exclude from coverage in most layers certain high risk areas in Chicago, New York, Los Angeles, San Francisco, and all of Washington D.C.  Nuclear, biological, chemical and radiation losses (regardless of foreign or domestic terrorism sources) are excluded, except for the primary casualty lines of business which have one limit of coverage per layer.

Reinsurance

The reinsurance subsidiary does not generally purchase outside reinsurance protection due to the $2,000,000 cap on losses assumed per event under the terms of the quota share agreement with Employers Mutual.  The reinsurance subsidiary pays for this protection through a 10.5 percent reduction in premiums written, which amounted to $8,471,000 in 2009.  Stand-alone reinsurance protection for the German reinsurance business written outside the quota share agreement was not purchased due to management’s determination that this business has a low risk of generating losses above $2,000,000 per event.

Investments

The Company’s total invested assets at December 31, 2009 are summarized in the following table:

	December 31, 2009
($ in thousands)	Amortized Cost	Fair Value	Percent of Total Fair Value	Carrying Value
Fixed maturity securities held-to-maturity	$410	$461	0.1%	$410
Fixed maturity securities available-for-sale	872,195	899,181	86.0%	899,181
Equity securities available-for-sale	73,115	90,190	8.6%	90,190
Short-term investments	55,390	55,390	5.3%	55,390
Other long-term investments	47	47	-	47
	$1,001,157	$1,045,269	100.0%	$1,045,218

At December 31, 2009, the portfolio of fixed maturity securities consisted of 0.5 percent U.S. Treasury, 17.4 percent government agency, 13.3 percent asset-backed, 43.6 percent municipal and 25.2 percent corporate securities.  Non-investment grade fixed maturity securities held at December 31, 2009 (American Airlines, Weyerhaeuser Company and eight residential mortgage-backed securities) had an aggregate unrealized loss of $593,000.  The Company does not purchase non-investment grade securities.  All non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.  The Company attempts to mitigate interest rate risk by managing the duration of its fixed maturity portfolio.  As of December 31, 2009, the effective duration of the Company’s fixed maturity portfolio was 6.12 years, and the effective duration of its liabilities was 2.82 years.

The Company’s investment strategy is to conservatively manage its investment portfolio by investing in equity securities and readily marketable, investment-grade fixed maturity securities.  The Company does not have exposure to foreign currency risk on its investments.  The Company’s board of directors has established investment guidelines and periodically reviews the portfolio for compliance with those guidelines.  The Company’s equity portfolio is diversified across a large range of industry sectors and is managed by Harris Bank, N.A. for a fee that is based on total assets under management.  As of December 31, 2009, the equity portfolio was invested in the following industry sectors:

Industry sectors:	Percent of equity portfolio
Information technology	24.0%
Healthcare	15.8
Financial services	13.0
Energy	10.8
Consumer Discretionary	9.3
Consumer Staples	8.6
Industrials	7.1
Other	11.4
100.0%

Employees

EMC Insurance Group Inc. and its subsidiaries have no employees.  The Company’s business activities are conducted by the 2,157 employees of Employers Mutual.  EMC Insurance Group Inc., EMC Reinsurance Company and EMC Underwriters, LLC are charged their proportionate share of salary and employee benefit costs based on time allocations.  Costs not allocated to these companies, and other subsidiaries of Employers Mutual outside the pooling agreement, are charged to the pooling agreement.  The Company’s property and casualty insurance subsidiaries share the costs charged to the pooling agreement in accordance with their pool participation percentages.

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

State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer’s surplus as regards policyholders be reasonable and adequate in relation to its liabilities.  Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance.  “Extraordinary” dividends or distributions are subject to prior approval and are defined as dividends or distributions made within a 12 month period which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis.  North Dakota imposes similar restriction on the payment of dividends and distributions.  At December 31, 2009, $44,986,000 was available for distribution to the Company in 2010 without prior approval.  See note 6 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

The National Association of Insurance Commissioners (NAIC) utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty.  This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer.  The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk:  asset risk, credit risk and underwriting risk.  Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy.  At December 31, 2009, the Company’s insurance subsidiaries had total adjusted statutory capital of $327,244,000, which is well in excess of the minimum risk-based capital requirement of $56,862,000.

AVAILABLE INFORMATION

The Company’s internet address is www.emcins.com.  The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available through the Company’s website as soon as reasonably practicable after the filing or furnishing of such material with the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE COMPANY

The Company’s executive officers and their positions and ages at March 1, 2010 are shown in the table below:

NAME	AGE	POSITION

Bruce G. Kelley	55
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

William A. Murray	63
Executive Vice President and Chief Operating Officer of the Company and Employers Mutual since 2001.  He was Resident Vice President and Branch Manager of Employers Mutual from 1992 until 2001.  He has been employed by Employers Mutual since 1985.

Ronald W. Jean	60
Executive Vice President for Corporate Development of the Company and Employers Mutual since 2000.  He was Senior Vice President - Actuary of the Company and Employers Mutual from 1997 until 2000.  He was Vice President - Actuary of the Company and Employers Mutual from 1985 until 1997.  He has been employed by Employers Mutual since 1979.

Raymond W. Davis	64
Senior Vice President - Investments of the Company and Employers Mutual since 1998.  Treasurer of the Company since 2001 and of Employers Mutual since 2000.  He was Vice President - Investments of the Company and Employers Mutual from 1985 until 1998.  He has been employed by Employers Mutual since 1979.

Richard L. Gass	62
Senior Vice President – Productivity and Technology of the Company and Employers Mutual since 2003.  He was Vice President – Data Processing  of Employers Mutual from 1994 to 2003.  He has been employed by Employers Mutual since 1974.

Kevin J. Hovick	55
Senior Vice President – Business Development of the Company since 2004 and Employers Mutual since 2001.  He was Vice President – Marketing of Employers Mutual from 1997 to 2001.  He has been employed by Employers Mutual since 1979.

Scott R. Jean	38	Vice President - Actuary of the Company and of Employers Mutual since 2009. He has been employed by Employers Mutual since 1993.

Mark E. Reese	52
Senior Vice President and Chief Financial Officer of the Company and of Employers Mutual since 2004.  He was Vice President of the Company and Employers Mutual from 1996 until 2004 and has been Chief Financial Officer of the Company and Employers Mutual since 1997.  He has been employed by Employers Mutual since 1984.

Richard K. Schulz	62	Senior Vice President - Claims of the Company and Employers Mutual since 2005. He was Vice President of Illinois EMCASCO from 1999 until 2005. He has been employed by Employers Mutual since 1999.

ITEM 1A.	RISK FACTORS

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

Employers Mutual currently owns shares of the Company’s common stock entitling it to cast approximately 60 percent of the aggregate votes eligible to be cast by the Company’s stockholders at any meeting of stockholders. These holdings enable Employers Mutual to control the election of the Company’s board of directors.  In addition, one of the seven members of the Company’s board of directors is also a member of the board of directors of Employers Mutual. This director has a fiduciary duty to both the Company’s stockholders and to the policyholders of Employers Mutual.  The Company’s executive officers hold the same positions with both Employers Mutual and the Company, and therefore also have a fiduciary duty to both the stockholders of the Company and to the policyholders of Employers Mutual.  Certain potential and actual conflicts of interest arise from the Company’s relationship with Employers Mutual and these competing fiduciary duties. Among these conflicts of interest are:

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

The Company’s property and casualty insurance subsidiaries participate in a pooling agreement under which they share the underwriting results of the property and casualty insurance business written by all the pool participants (excluding certain assumed reinsurance business).  Because of the pooled business the Company is allocated, the insurance operations of the Company’s pool participants are integrated with the insurance operations of the Employers Mutual pool participants, and the Company’s results of operations depend upon the forecasts, pricing and underwriting results of the Employers Mutual pool participants.  Although the pool is intended to produce a more uniform and stable underwriting result from year to year for the participants than they would experience separately by spreading the risk of losses among the participants, if any of the pool participants experience unusually severe or frequent losses or do not adequately price their insurance products, the Company’s business, financial condition or results of operations could suffer.

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

While the pool participants sell substantially all their insurance through their network of independent agents, many of their competitors sell insurance through a variety of other delivery methods, including captive agencies, the internet and direct sales.  To the extent that businesses and individuals represented by the pool participants’ independent agents change their delivery system preference, the Company’s business, financial condition or results of operations may be adversely affected.

The failure of the pool participants to maintain their current financial strength rating could materially and adversely affect the Company’s business and competitive position.

The pool participants, including the Company’s property and casualty insurance subsidiaries, are currently rated “A-” (Excellent) by A.M. Best, an industry-accepted source of property and casualty insurance company financial strength ratings.  A.M. Best ratings are specifically designed to provide an independent opinion of an insurance company’s financial health and its ability to meet ongoing obligations to policyholders.  These ratings are directed toward the protection of policyholders, not investors.  If the ratings of the pool participants were to be downgraded by A.M. Best, it would adversely affect the Company’s competitive position and make it more difficult for it to market its products, and retain its existing agents and policyholders.  Employers Mutual’s “A-” rating has resulted in a loss of some of its reinsurance business and any downgrade of its rating could make it ineligible to assume certain reinsurance business and, accordingly, result in a material reduction in the amount of reinsurance business assumed by the Company’s reinsurance subsidiary.

The insolvency of Employers Mutual or one of its subsidiaries or affiliate could result in additional liabilities for the Company’s insurance subsidiaries participating in the pooling agreement.

The pooling agreement requires each pool participant to assume its pro rata share (based on its participation interest in the pool) of the liabilities of any pool participant that becomes insolvent or is otherwise subject to liquidation or receivership proceedings.  Under this provision, the Company’s pool participants could become financially responsible for their pro rata share of the liabilities of one of the Employers Mutual pool participants in the event of an insolvency, or a liquidation or receivership proceeding involving such participant.

The Company is dependent on dividends from its subsidiaries for the payment of its operating expenses and dividends to stockholders; however, its subsidiaries may be unable to pay dividends to the Company.

As a holding company, the Company relies primarily on dividends from its subsidiaries as a source of funds to meet its corporate obligations and pay dividends to its stockholders.  Payment of dividends by the Company’s subsidiaries is subject to regulatory restrictions and depends on the surplus position of its subsidiaries.  The maximum amount of dividends that the Company’s subsidiaries can pay it in 2010 without prior regulatory approval is approximately $44,986,000.  In addition, state insurance regulators have broad discretion to limit the payment of dividends by the Company’s subsidiaries in the future.  The ability of its subsidiaries to pay dividends to it may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, competitive position and the amount of premiums that can be written.

The Company’s investment portfolio is subject to economic loss, principally from changes in the market value of financial instruments.

The Company had fixed maturity investments with a fair value of $899,642,000 at December 31, 2009 that are subject to:

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

The Company’s fixed maturity investment portfolio includes mortgage-backed and other asset-backed securities.  As of December 31, 2009, mortgage-backed securities and other asset-backed securities constituted approximately 13.3 percent of its fixed maturity securities.  As with other fixed maturity investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment.  Changes in interest rates can expose the Company to prepayment risks on these investments.  In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities and other asset-backed securities are paid more quickly, requiring the Company to reinvest the proceeds at the then current market rates.

The Company’s common stock equity portfolio, with a fair value of $81,927,000 as of December 31, 2009, is subject to economic loss from a decline in market prices.  The Company invests in publicly traded companies listed in the United States with large market capitalizations.  An adverse development in the stock market, or one or more securities that the Company invests in, could adversely affect its capital position.

The success of any investment activity is affected by general economic conditions, which may adversely affect the markets for fixed maturity and equity securities.  Unexpected volatility or illiquidity in the markets in which the Company holds securities could reduce its liquidity and stockholders’ equity.  To mitigate these risks, the Company has access to a line of credit that Employers Mutual maintains with the Federal Home Loan Bank to provide additional liquidity, if needed.

The aggregate market value of the collateral held by the administrator of the Company’s securities lending program could decline below the aggregate liability represented by the collateral.

The Company participates in a securities lending program administered by Mellon Bank, N.A. whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time.  The Company requires initial collateral, primarily cash, equal to 102 percent of the market value of the loaned securities.  The cash collateral is invested in a Delaware business trust that is managed by Mellon Bank.  In this trust, cash collateral funds of the Company are pooled with cash collateral funds of other security lenders administered by Mellon Bank, and these funds are invested in securities with high credit quality standards, maturity restrictions, and liquidity levels consistent with the short-term nature of securities lending transactions.  The acceptable investments include time deposits, commercial paper, floating rate notes, asset-backed floating rate notes, and repurchase agreements.  The Company has a risk of losses associated with the collateral pool if the aggregate market value of the collateral pool were to decline below the aggregate liability represented by the collateral, assuming all securities loaned and backed by the collateral pool were returned.  During the fourth quarter of 2009, management decided to discontinue its participation in the securities lending program and as a result, began to unwind the program.  Therefore, the Company’s risk of loss under this program will diminish as the program unwinds.

Deterioration in the debt and equity markets could lead to a decline in the funded status of Employers Mutual’s employee benefit plans, which could have a material adverse affect on the Company’s financial condition and/or results of operations.

Depending on future market conditions, Employers Mutual could be required to make significant contributions to its employee benefit plans to maintain adequate funding levels.  In addition, large declines in the fair value of the assets held in these employee benefit plans could result in a significant decrease in the plans’ funded status and increase the future net periodic costs associated with these plans.  The occurrence of these events could have a material adverse affect on the Company’s financial condition and/or results of operations.

The pool participants currently conduct business in all 50 states, with a concentration of business in the Midwest.  The occurrence of catastrophes, or other conditions affecting losses in this region, could adversely affect the Company’s business, financial condition or results of operations.

In 2009, approximately 71 percent of the pool participant’s direct premiums written were generated through ten Midwest branch offices, with approximately 16 percent of the direct premiums written generated in Iowa.  While the pool participants actively manage their exposure to catastrophes through their underwriting process and the purchase of third-party reinsurance, a single catastrophic occurrence, destructive weather pattern, changing climate conditions, general economic trend, terrorist attack, regulatory development or any other condition affecting the states in which the pool participants conduct substantial business could materially adversely affect the Company’s business, financial condition or results of operations.  Common catastrophic events include tornadoes, wind-and-hail storms, hurricanes, fires, explosions and severe winter storms.  If, as predicted, changing climate conditions result in an increase in the frequency and severity of weather-related losses, the Company could experience additional losses from catastrophic events and destructive weather patterns.  Moreover, the Company’s revenues and profitability are affected by the prevailing regulatory, economic, demographic, competitive and other conditions in these states.  Changes in any of these conditions could make it more costly or more difficult for the pool participants to conduct their business.  Adverse regulatory developments in these states could include reductions in the maximum rates permitted to be charged, restrictions on rate increases, or fundamental changes to the design or operation of the regulatory framework, and any of these could have a material adverse effect on the Company’s business, financial condition or results of operations.

The continuation of significant catastrophe and storm activity could adversely affect the Company’s business, financial condition or results of operations.

Underwriting results in recent years (and in particular 2008) have been negatively impacted by elevated (in some cases record) amounts of catastrophe and storm losses.  Continued high levels of catastrophe and storm activity could lead to changes in the reinsurance programs protecting the Company.  These changes include increases in the amount of losses retained by the property and casualty insurance subsidiaries and assumed per event by the reinsurance subsidiary under the quota share agreement with Employers Mutual and/or the cost of the cap protection, as well as decreased availability, and increased pricing, of catastrophe reinsurance protection for the pool participants.  Examples of such increases include the 2009 increase in the pool participants’ property per risk retention amount (from $3,000,000 to $4,000,000) and the 2010 increase in the reinsurance subsidiary’s cap on losses assumed per event under the quota share agreement (from $2,000,000 to $3,000,000).  Future increases in the cost of reinsurance protection could materially adversely affect the Company’s business, financial condition or results of operations.

Losses related to a terrorist attack could have a material adverse impact on the Company’s business, financial condition or results of operations.

Terrorist attacks could cause significant losses from insurance claims related to the property and casualty insurance operations of the pool participants and the reinsurance operations of the Company’s reinsurance subsidiary, and have a material adverse impact on the Company’s business, financial condition or results of operations.  The Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIA Reauthorization Act”) requires that some coverage for terrorism losses be offered by primary property and casualty insurers and provides federal assistance for recovery of claims through 2014.  While the pool participants are protected by this federally funded terrorism reinsurance with respect to claims under most commercial insurance products, the pool participants are prohibited from adding terrorism exclusions to policies they write, and a substantial deductible must be met before the TRIA Reauthorization Act provides coverage to the pool.  In addition, the TRIA Reauthorization Act does not cover the personal insurance products the pool participants offer and they could incur large unexpected losses from these policies in the event of a terrorist attack.  The pool participants have underlying reinsurance coverage to partially cover the TRIA Reauthorization Act deductible, but the Company can offer no assurances that the threats or actual occurrence of future terrorist-like events in the United States and abroad, or military actions by the United States, will not have a material adverse effect on its business, financial condition or results of operations.

The profitability of the Company’s reinsurance subsidiary is dependent upon the experience of Employers Mutual, and changes to this relationship may adversely affect the reinsurance subsidiary’s operations.

The Company’s reinsurance subsidiary operates under a quota share reinsurance agreement with Employers Mutual that generated approximately 19 percent of the Company’s premiums earned in 2009.  Under this agreement, the reinsurance subsidiary assumes the voluntary reinsurance business written directly by Employers Mutual (subject to certain limited exceptions).  The reinsurance subsidiary relies primarily on this agreement and on Employers Mutual for its business.  If Employers Mutual terminates or otherwise seeks to modify this agreement, the reinsurance subsidiary may not be able to enter into a similar arrangement with another company and may be adversely affected.

Through this quota share reinsurance agreement, the reinsurance subsidiary assumes the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies, and the reinsurance business assumed by Employers Mutual from MRB, a voluntary pool of property and casualty insurers in which Employers Mutual participates.  If Employers Mutual or the other participants of the MRB pool discontinue or reduce the assumption of property and casualty risks, the reinsurance subsidiary could be adversely affected.  In connection with the risks assumed from the MRB pool, officers of the reinsurance subsidiary and Employers Mutual have reviewed the relevant underwriting policies and procedures, however, no officer of the reinsurance subsidiary directly reviews such risks assumed at the time of underwriting.  If Employers Mutual or the MRB pool are unable to sell reinsurance at adequate premium rates, or were to have poor underwriting experience, the reinsurance subsidiary could be adversely affected.

The profitability of the Company’s reinsurance subsidiary could be negatively impacted by reinsurance business that was written on a direct basis (outside the quota share agreement), beginning in 2009.

During 2009, the reinsurance subsidiary began writing German reinsurance business on a direct basis (outside the quota share agreement).  Losses associated with this business are not subject to the $2,000,000 cap on losses per event that is provided under the quota share agreement (effective January 1, 2010 increased to $3,000,000).  Management has determined that this business has a low risk of generating losses above the per event cap and has therefore elected to not purchase stand-alone reinsurance coverage for these risks.  If a loss event significantly greater than the per event cap were to occur on this business, the reinsurance subsidiary’s financial condition and/or results of operations could be adversely affected.

The Company may not be successful in reducing its risks and increasing its underwriting capacity through reinsurance arrangements, which could adversely affect its business, financial condition or results of operations.

In order to reduce underwriting risk and increase underwriting capacity, the pool participants transfer portions of the pool’s insurance risk to other insurers through reinsurance contracts.  The availability, cost and structure of reinsurance protection is subject to changing market conditions that are outside of the pool participants’ control.  In order for these contracts to qualify for reinsurance accounting and thereby provide the additional underwriting capacity that the pool participants desire, the reinsurer generally must assume significant risk and have a reasonable possibility of a significant loss.

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

The pool participants compete with insurers that sell insurance policies through independent agents and/or directly to their customers.  These competitors are not only national companies, but also insurers and independent agents that operate in a specific region or a single state.  Some of these competitors have substantially greater financial and other resources than the pool participants, and they may offer a broader range of products or offer competing products at lower prices.  The Company’s financial condition and results of operations could be materially and adversely affected by a loss of business to its competitors.

New pricing, claims and coverage issues and class action litigation are continually emerging in the property and casualty insurance industry, and these new issues could adversely impact the Company’s revenues or its methods of doing business.

As property and casualty insurance industry practices and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims, coverages and business practices may emerge.  These issues can have an adverse effect on the Company’s business by changing the way the pool participants price their products, by extending coverages beyond their underwriting intent, or by increasing the size of claims.  Recent examples include continued increases in loss severity (particularly in the workers’ compensation area), principally driven by larger court judgments and increasing medical costs, and claims based on the relationship between contingent compensation of insurance agents and the sale of suitable insurance products.  The effects of these and other unforeseen emerging issues could negatively affect the Company’s results of operations or its methods of doing business.

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

The Company’s common stock has one vote per share and voting control of the Company is currently vested in Employers Mutual, which owns approximately 60 percent of the Company’s outstanding common stock.  As a result of recent changes to A.M. Best’s rating methodology, Employers Mutual must retain a minimum 50.1 percent ownership of the Company’s outstanding common stock at all times in order for the pool participants to have their financial strength ratings determined on a “group” basis.  Accordingly, Employers Mutual will retain the ability to control:

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

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock trades on the NASDAQ Global Select Market of The NASDAQ OMX Group, Inc. under the symbol EMCI.

The following table shows the high and low sales prices, as reported by NASDAQ OMX, and the dividends paid for each quarter within the two most recent years.

	2009			2008
	High	Low	Dividends	High	Low	Dividends
1st Quarter	$25.17	$18.01	$0.18	$29.46	$21.40	$0.18
2nd Quarter	22.86	20.07	0.18	30.95	24.03	0.18
3rd Quarter	25.12	20.04	0.18	31.65	20.11	0.18
4th Quarter	23.60	20.03	0.18	30.74	16.36	0.18
Close on Dec. 31	21.51			25.65

On February 26, 2010, there were approximately 962 registered holders of the Company’s common stock.

There are certain regulatory restrictions relating to the payment of dividends by the Company’s insurance subsidiaries (see note 6 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).  It is the present intention of the Company’s Board of Directors to declare quarterly cash dividends, but the amount and timing thereof, if any, is determined by the Board of Directors at its discretion.

A dividend reinvestment and common stock purchase plan provides stockholders with the option of receiving additional shares of common stock instead of cash dividends.  Participants may also purchase additional shares of common stock without incurring broker commissions by making optional cash contributions to the plan and may sell shares of common stock through the plan (see note 13 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).  Employers Mutual did not participate in the Dividend Reinvestment Plan during 2009, 2008 or 2007.  More information about the plan can be obtained by calling American Stock Transfer & Trust Company, LLC, the Company’s stock transfer agent and plan administrator.

The following graph compares the cumulative total stockholder return on the Company’s common stock to the NASDAQ OMX Total Return Index for U.S. companies and a published Property and Casualty Industry Index, which is the Hemscott Industry Group 432, over a five-year period beginning December 31, 2004 and ending December 31, 2009.  Information on Hemscott can be found at hemscottdata.com.  The total stockholder return assumes $100.00 invested at the beginning of the period in the Company’s common stock, the NASDAQ OMX Market Index and the Industry Index.  It also assumes reinvestment of all dividends for the period.

COMPARATIVE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG EMC INSURANCE GROUP INC., NASDAQ OMX MARKET INDEX
AND INDUSTRY INDEX

	2004	2005	2006	2007	2008	2009
EMC Insurance Group Inc.	$100.00	$94.96	$165.59	$118.22	$131.71	$114.15
NASDAQ Market Index	$100.00	$102.20	$112.68	$124.57	$74.71	$108.56
Hemscott Group Index	$100.00	$110.19	$125.41	$128.38	$71.15	$75.54

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended December 31, 2009:

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs		(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2 & 3)

10/1/09 - 10/31/09	53,262	(1)	$21.40	47,876	(2)	$11,638,663

11/1/09 - 11/30/09	33	(1)	21.02	-		11,638,663

12/1/09 - 12/31/09	1,484	(1)	21.63	-		11,638,663

Total	54,779		$21.40	47,876

(1)
Included in these amounts are 55, 33 and 1,484 shares that were purchased in the open market in October, November and December, respectively, to fulfill the Company’s obligations under its dividend reinvestment and common stock purchase plan.  5,331 shares were purchased in the open market during October under Employers Mutual Casualty Company’s employee stock purchase plan.

(2)
On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program and on October 31, 2008, announced an extension of the program, authorizing an additional $10,000,000.  This purchase program was effective immediately and does not have an expiration date.  A total of $7,148,102 remains available in this plan for the purchase of additional shares.

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

The following table presents information regarding Employers Mutual’s equity compensation plans as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,172,614	$20.96	2,846,051
Equity compensation plans not approved by security holders (2)	-	-	172,630

Total	1,172,614	$20.96	3,018,681

(1)	Consists of Employers Mutual’s 2007 Stock Incentive Plan, 2003 Incentive Stock Option Plan, 1993 Incentive Stock Option Plan and 2008 Employee Stock Purchase Plan.

(2)	Consists Employers Mutual’s 2003 Non-Employee Director Stock Option Plan.

For a description of each plan, see note 13 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA.

	Year ended December 31,
	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999
		($ in thousands, except per share amounts)
INCOME STATEMENT DATA
Insurance premiums earned	$384,011	$389,318	$393,059	$391,615	$415,625	$345,478	$330,623	$297,043	$265,280	$231,459	$211,098
Investment income, net	47,759	48,403	48,482	46,692	40,696	29,900	29,702	32,778	30,970	29,006	25,761
Realized investment gains (losses)	17,922	(24,456)	3,724	4,252	3,834	4,379	1,170	(3,159)	800	1,558	277
Other income	756	627	545	527	657	602	862	866	774	1,473	2,194
Total revenues	450,448	413,892	445,810	443,086	460,812	380,359	362,357	327,528	297,824	263,496	239,330
Losses and expenses	387,923	424,182	386,891	366,721	400,702	364,788	334,375	305,636	303,366	262,431	245,321
Income (loss) before income tax expense (benefit)	62,525	(10,290)	58,919	76,365	60,110	15,571	27,982	21,892	(5,542)	1,065	(5,991)
Income tax expense (benefit)	17,154	(8,585)	16,441	22,818	17,101	2,386	7,633	5,790	(3,436)	(1,264)	(5,187)
Net income (loss)	$45,371	$(1,705)	$42,478	$53,547	$43,009	$13,185	$20,349	$16,102	$(2,106)	$2,329	$(804)

Net income (loss)per common share - basic and diluted:	$3.44	$(0.13)	$3.09	$3.91	$3.16	$1.10	$1.78	$1.42	$(0.19)	$0.21	$(0.07)

Premiums earned by segment:
Property and casualty insurance	$308,079	$315,598	$320,836	$318,416	$321,165	$250,034	$241,237	$225,013	$203,393	$184,986	$167,265
Reinsurance	75,932	73,720	72,223	73,199	94,460	95,444	89,386	72,030	61,887	46,473	43,833
Total	$384,011	$389,318	$393,059	$391,615	$415,625	$345,478	$330,623	$297,043	$265,280	$231,459	$211,098

BALANCE SHEET DATA
Total assets	$1,165,788	$1,108,099	$1,202,713	$1,206,159	$1,113,682	$934,816	$905,571	$674,864	$671,565	$587,676	$542,395
Stockholders' equity	$342,418	$282,916	$360,352	$308,294	$261,883	$228,473	$180,751	$157,768	$140,458	$148,393	$141,916

	Year ended December 31,
	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999
		($ in thousands, except per share amounts)
OTHER DATA
Average return on equity	14.5%	(0.5)%	12.7%	18.8%	17.5%	6.4%	12.0%	10.8%	(1.5)%	1.6%	(0.5)%

Book value per share	$26.11	$21.32	$26.15	$22.44	$19.20	$16.84	$15.72	$13.84	$12.40	$13.14	$12.60

Dividends paid per share	$0.72	$0.72	$0.69	$0.65	$0.61	$0.60	$0.60	$0.60	$0.60	$0.60	$0.60

Property and casualty insurance subsidiaries aggregate pool percentage	30.0%	30.0%	30.0%	30.0%	30.0%	23.5%	23.5%	23.5%	23.5%	23.5%	23.5%

Reinsurance subsidiary quota share percentage	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

Closing stock price	$21.51	$25.65	$23.67	$34.12	$19.94	$21.64	$21.14	$17.87	$17.15	$11.75	$9.13

Net investment yield (pre-tax)	4.87%	5.00%	5.02%	5.02%	4.97%	4.33%	4.81%	5.92%	6.31%	6.47%	5.96%

Cash dividends to closing stock price	3.3%	2.8%	2.9%	1.9%	3.1%	2.8%	2.8%	3.4%	3.5%	5.1%	6.6%

Common shares outstanding	13,114	13,268	13,778	13,742	13,643	13,569	11,501	11,399	11,330	11,294	11,265

Statutory trade combined ratio	100.3%	109.1%	96.8%	92.8%	94.7%	104.2%	99.8%	101.3%	112.4%	113.5%	115.2%

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The term “Company” is used below interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included under Part II, Item 8 of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides issuers the opportunity to make cautionary statements regarding forward-looking statements.  Accordingly, any forward-looking statement contained in this report is based on management’s current beliefs, assumptions and expectations of the Company’s future performance, taking all information currently available into account.  These beliefs, assumptions and expectations can change as the result of many possible events or factors, not all of which are known to management.  If a change occurs, the Company’s business, financial condition, liquidity, results of operations, plans and objectives may vary materially from those expressed in the forward-looking statements.  The risks and uncertainties that may affect the actual results of the Company include, but are not limited to, the following:
•	catastrophic events and the occurrence of significant severe weather conditions;
•	the adequacy of loss and settlement expense reserves;
•	state and federal legislation and regulations;
•	changes in the property and casualty insurance industry, interest rates or the performance of financial markets and the general economy;
•	rating agency actions;
•	“other-than-temporary” investment impairment losses; and
•	other risks and uncertainties inherent to the Company’s business, including those discussed under the heading “Risk Factors” in Part I, Item 1A, of this Form 10-K.

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

Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling approximately 80 percent of consolidated premiums earned in 2009.  The Company’s three property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual are parties to reinsurance pooling agreements with Employers Mutual (collectively the “pooling agreement”).  Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool.  All premiums, losses, settlement expenses, and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool.  Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events.  The aggregate participation of the Company’s property and casualty insurance subsidiaries is 30 percent.

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

The purpose of the pooling agreement is to spread the risk of an exposure insured by any of the pool participants among all the companies.  The pooling agreement produces a more uniform and stable underwriting result from year to year for all companies in the pool than might be experienced individually.  In addition, each company benefits from the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own assets, and from the wide range of policy forms, lines of insurance written, rate filings and commission plans offered by each of the seven companies.

Reinsurance operations are conducted through EMC Reinsurance Company, and represented approximately 20 percent of consolidated premiums earned in 2009.  The Company’s reinsurance subsidiary is a party to a quota share reinsurance retrocessional agreement with Employers Mutual (the “quota share agreement”).  Under the terms of the quota share agreement, the reinsurance subsidiary assumes a 100 percent quota share portion of Employers Mutual’s assumed reinsurance business, exclusive of certain reinsurance contracts.  This includes all premiums and related losses, settlement expenses, and other underwriting and administrative expenses of this business, subject to a maximum loss of $2,000,000 per event.  The cost of the $2,000,000 cap on losses assumed per event, which is treated as a reduction to premiums written, is 10.5 percent.  The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, the reinsurance subsidiary assumes reinsurance business from the Mutual Reinsurance Bureau (MRB) pool and this pool provides a small amount of reinsurance protection to the EMC Insurance Companies.  As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the EMC Insurance Companies’ direct business, after ceded reinsurance protections purchased by the MRB pool are applied.  In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law.  The reinsurance subsidiary assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement.  Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled on a quarterly basis.  The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

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

Effective January 1, 2009, EMC Reinsurance Company began writing German assumed reinsurance business on a direct basis (outside the quota share agreement) as a result of regulatory changes in Germany.

Effective January 1, 2010, the terms of the quota share agreement were revised to increase the retention, or cap, on losses assumed per event from $2,000,000 to $3,000,000.  The cost of this protection (10.5 percent of premiums written) remains unchanged.

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

Insurance pricing has historically been cyclical in nature.  Periods of excess capital and increased competition encourage price reductions and liberal underwriting practices (referred to as a soft market) as insurance companies compete for market share, while attempting to cover the inevitable underwriting losses from these actions with investment income.  A prolonged soft market generally leads to a reduction in the adequacy of capital in the insurance industry.  To cure this condition, underwriting practices are tightened, premium pricing increases and competition subsides as companies strive to strengthen their balance sheets (referred to as a hard market).  The insurance industry is currently in the fifth year of a soft market; however, premium rates began to show some signs of stabilization during 2009.  Management anticipates that overall industry pricing will remain relatively stable in 2010.

A substantial determinant of an insurance company’s underwriting results is its loss and settlement expense reserving practices.  Insurance companies must estimate the amount of losses and settlement expenses that will ultimately be paid to settle claims that have occurred to date (loss and settlement expense reserves).  This estimation process is inherently subjective with the possibility of widely varying results, particularly for certain highly volatile types of claims (asbestos, environmental and various casualty exposures, such as products liability, where the loss amount and the parties responsible are difficult to determine).  During a soft market, inadequate premium rates put pressure on insurance companies to under-estimate their loss and settlement expense reserves in order to report better results.  Correspondingly, inadequate reserves play an integral part in bringing about a hard market, because increased profitability from higher premium rate levels can be used to strengthen inadequate reserves.

The United States Congress is currently studying, or has placed on its agenda, several issues of importance to the Company and the insurance industry.  Most notably, these issues include Federal regulation of the insurance industry in addition to, or in place of, current state regulation, and legislation (referred to as the Insurance Industry Competition Act) that would amend the McCarran-Ferguson Act and permit the Federal Trade Commission and United States Department of Justice to enforce Federal antitrust laws and regulations on the insurance industry.  The Company is closely monitoring the activity of the United States Congress on these issues through its membership in various organizations.

MANAGEMENT ISSUES AND PERSPECTIVES

Catastrophe and storm losses

The Company has historically reported catastrophe and storm losses net of development experienced on prior accident years’ catastrophe and storm losses.  This has not had a material impact on the reported amounts of catastrophe and storm losses because development associated with prior accident years’ catastrophe and storm losses has historically been relatively small.  During 2009, however, the Company experienced a larger amount of favorable development related to the record amount of catastrophe and storm losses incurred in 2008.  As a result, the Company has changed its reporting of catastrophe and storm losses to include only current accident year events.  Any material amount of development experienced on prior accident years’ catastrophe and storm loss reserves is now reported separately.  This change in reporting does not have any impact on the Company’s results of operations; it only affects the reported amounts of catastrophe and storm losses.

Loss and settlement expense reserves

Liabilities for losses and settlement expenses are estimates at a given point in time of what an insurer expects to pay to settle claims, based on facts and circumstances then known.  It can be expected that the insurer’s ultimate liability for losses and settlement expenses may either exceed or be less than such estimates.

There is an inherent amount of uncertainty involved in the establishment of insurance liabilities.  This uncertainty is greatest in the current and more recent accident years because a smaller percentage of the expected ultimate claims have been reported, adjusted and settled compared to more mature accident years.  For this reason, carried reserves for these accident years reflect prudently conservative assumptions.  As the carried reserves for these accident years run off, the overall expectation is that, more often than not, favorable development will occur.  However, there is also the possibility that the ultimate settlement of liabilities associated with these accident years will show adverse development, and such adverse development could be substantial.

Care should be exercised when attempting to analyze the financial impact of the reported development amounts because, as noted above, the overall expectation is that, more often than not, favorable development will occur as the prior accident year reserves run off.

Midwest storm activity

During the past two years the Company has experienced above average levels of weather related losses.  These losses were not the result of high concentrations of exposures in the affected areas, but rather reflect unusually active and severe weather patterns in the Midwest, where the Company writes the majority of its insurance business. Although the active Midwest weather patterns have resulted in increased loss frequency and severity during this period, management does not believe that this activity represents a permanent change in Midwest storm exposures.

MEASUREMENT OF RESULTS

The Company’s consolidated financial statements are prepared on the basis of U.S. generally accepted accounting principles (also known as “GAAP”).  The Company also prepares financial statements for each of its insurance subsidiaries based on statutory accounting principles that are filed with insurance regulatory authorities in the states where they do business.  Statutory accounting principles are designed to address the concerns of state regulators and stress the measurement of the insurer’s ability to satisfy its obligations to its policyholders and creditors.

Management evaluates the Company’s operations by monitoring key measures of growth and profitability.  Management measures the Company’s growth by examining direct premiums written and, perhaps more importantly, premiums written assumed from affiliates.  Management generally measures the Company’s operating results by examining the Company’s net income and return on equity as well as the loss and settlement expense, acquisition expense and combined ratios.  The following provides further explanation of the key measures management uses to evaluate the Company’s results:

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

Premiums Written Assumed From Affiliates and Premiums Assumed Written From Nonaffiliates.  For the property and casualty insurance segment, premiums written assumed from affiliates and nonaffiliates reflects the property and casualty insurance subsidiaries’ aggregate 30 percent participation interest in 1) the total direct premiums written by all the participants in the pooling arrangement, and 2) the involuntary business assumed by the pool participants pursuant to state law, respectively.  For the reinsurance segment, premiums written assumed from nonaffiliates reflects the business assumed by the reinsurance subsidiary through the quota share agreement and, beginning January 1, 2009, the German-based reinsurance business assumed outside the quota share agreement.  See note 3 of Notes to Consolidated Financial Statements.  Management uses premiums written assumed from affiliates and nonaffiliates, which excludes the impact of written premiums ceded to reinsurers, as a measure of the underlying growth of the Company’s insurance business from period to period.

Net Premiums Written.  Net premiums written is the sum of the premiums written assumed from affiliates plus premiums written assumed from nonaffiliates less premiums written ceded to nonaffiliates.  Premiums written ceded to nonaffiliates is the portion of the Company’s direct and assumed premiums written that is transferred to reinsurers in accordance with the terms of the underlying reinsurance contracts, based upon the risks they accept.  See note 3 of Notes to Consolidated Financial Statements.  Management uses net premiums written to measure the amount of business retained after cessions to reinsurers.

Loss and Settlement Expense Ratio.  The loss and settlement expense ratio is the ratio (expressed as a percentage) of losses and settlement expenses incurred to premiums earned, and measures the underwriting profitability of a company’s insurance business.  The loss and settlement expense ratio is generally measured on both a gross (direct and assumed) and net (gross less ceded) basis.  Management uses the gross loss and settlement expense ratio as a measure of the Company’s overall underwriting profitability of the insurance business it writes and to assess the adequacy of the Company’s pricing.  The net loss and settlement expense ratio is meaningful in evaluating the Company’s financial results, which are net of ceded reinsurance, as reflected in the consolidated financial statements.  The loss and settlement expense ratios are generally calculated in the same way for GAAP and statutory accounting purposes.

Acquisition Expense Ratio.  The acquisition expense ratio is the ratio (expressed as a percentage) of net acquisition and other expenses incurred to premiums earned, and measures a company’s operational efficiency in producing, underwriting and administering its insurance business.  For statutory accounting purposes, acquisition and other expenses of an insurance company exclude investment expenses.  There is no such industry definition for determining an acquisition expense ratio for GAAP purposes.  As a result, management applies the statutory definition to calculate the Company’s acquisition expense ratio on a GAAP basis.  The net acquisition expense ratio is meaningful in evaluating the Company’s financial results, which are net of ceded reinsurance, as reflected in the consolidated financial statements.

GAAP Combined Ratio.  The combined ratio (expressed as a percentage) is the sum of the loss and settlement expense ratio and the acquisition expense ratio, and measures a company’s overall underwriting profit.  If the combined ratio is at or above 100, an insurance company cannot be profitable without investment income (and may not be profitable if investment income is insufficient).  Management uses the GAAP combined ratio in evaluating the Company’s overall underwriting profitability and as a measure for comparison of the Company’s profitability relative to the profitability of its competitors who prepare GAAP-basis financial statements.

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

Loss and settlement expense reserves

Processes and assumptions for establishing loss and settlement expense reserves

Liabilities for losses are based upon case-basis estimates of reported losses supplemented with bulk case loss reserves, and estimates of incurred but not reported (IBNR) losses.  Case loss reserves are established independently of the IBNR loss reserves and the two amounts are added together to determine the total liability for losses.  Under this methodology, adjustments to the individual case loss reserve estimates do not result in a corresponding adjustment in IBNR loss reserves.  For direct insurance business, the Company’s IBNR loss reserves are estimates of liability for events that have occurred, but have not yet been reported to the Company.  For assumed reinsurance business, IBNR loss reserves are also used to record anticipated increases in reserves for claims that have previously been reported.  An estimate of the expected expenses to be incurred in the settlement of the claims provided for in the loss reserves is established as the liability for settlement expenses.

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

To provide consistency in the reserving process, the Company utilizes established claims management processes and an automated claims system.  Claims personnel conduct random case loss reserve reviews to verify the accuracy of the reserve estimates and adherence to the reserving guidelines.  In addition, the Company has specific line-of-business management controls for case loss reserves.  For example, all workers’ compensation claim files are reviewed by management before declining benefits, and all casualty case loss reserves are reviewed every 60 days for reserve adequacy.

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

The goal of the Company’s claims department is to establish and maintain case loss reserves that are sufficient, but not excessive.  Since specific guidelines are utilized for establishing case loss reserves, the Company does not incorporate a provision for uncertainty (either implicitly or explicitly) when setting individual case loss reserve estimates.  The Company’s actuaries do, however, review the adequacy of the aggregate case loss reserves on a quarterly basis and, if deemed appropriate, make recommendations for adjustments to management.  Management reviews all recommendations submitted by the Company’s actuaries and considers such recommendations in the determination of its best estimate of the Company’s overall liability.  Adjustments to the case loss reserves, when approved by management, are accomplished through the implementation of bulk case loss reserves in the applicable line(s) of business, which supplement the individual case loss reserves.   For financial reporting purposes, bulk case loss reserves are included in case loss reserves.

At December 31, 2009, IBNR loss reserves accounted for $73,755,000, or 18.0 percent, of the property and casualty insurance segment’s total loss and settlement expense reserves, compared to $80,463,000, or 18.8 percent, at December 31, 2008.  IBNR loss reserves are, by nature, less precise than case loss reserves.  A five percent change in IBNR loss reserves at December 31, 2009 would equate to $2,397,000, net of tax, which represents 5.3 percent of the net income reported for 2009 and 0.7 percent of stockholders’ equity.

The property and casualty insurance segment’s formula IBNR loss reserves are established for each line of business by applying actuarially derived “IBNR factors” to the latest twelve months premiums earned.  These factors are developed using a methodology that utilizes historical ratios of (1) actual IBNR claims that have emerged after prior year-ends to (2) corresponding prior years’ premiums earned that have been adjusted to the current level of rate adequacy.  In order to minimize the volatility that naturally exists in the early stages of IBNR claims emergence, IBNR claims are not utilized in this process until 18 months after the end of a respective calendar year.  For example, during 2009 the actual IBNR claims reported in the 18 months following year-end 2007 were compared to the adjusted 2007 premiums earned.  The 2007 ratios, together with the ratios for several prior years, were then used to develop the 2009 “IBNR factors” that were applied to premiums earned for each line of business.  Included in the rate adequacy adjustment noted above is consideration of current frequency and severity trends compared to the trends underlying prior years’ calculations.  The selected trends are based on an analysis of industry and Company loss data.

The methodology used in estimating formula IBNR loss reserves assumes consistency in claims reporting patterns and immaterial changes in loss development patterns.  Implicit in this assumption is that future IBNR claims emergence, relative to IBNR claims that have emerged following prior year-ends, will reflect the change in frequency and severity trends underlying the rate adequacy adjustments.  If this projected relationship proves to be inaccurate, future IBNR claims may differ substantially from the estimated IBNR loss reserves.  The following table displays the impact that a five percent variance in IBNR emergence from the projected level reflected in the December 31, 2009 IBNR factors would have on the Company’s results of operations.  This variance in IBNR emergence could occur in one year or over multiple years, depending when the claims were reported.  A variance in IBNR emergence would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income.  A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.  A five percent variance in IBNR emergence is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

Line of business	After-tax impact on earnings from a five percent variance in IBNR emergence from frequency and severity trends underlying rate adequacy adjustments
($ in thousands)
Personal auto liability	$(80) to $80
Commercial auto liability	(312) to 312
Auto physical damage	(34) to 34
Workers' compensation	(418) to 418
Other liability	(1,406) to 1,406
Property	(111) to 111
Homeowners	(37) to 37
All Other	(46) to 46

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

The methodology used for reserving settlement expenses is based on an analysis of historical ratios of paid expenses to paid losses.  Assumptions underlying this methodology include stability in the mix of business, consistent claims processing procedures, immaterial impact of loss cost trends on development patterns, and a consistent philosophy regarding the defense of lawsuits.  Based on this actuarial analysis, factors are derived for each line of business, which are then applied to loss reserves to generate the settlement expense reserves.  The following table displays the impact on the Company’s results of operations, for the latest ten accident years, of a one percent variance in the ratio of ultimate settlement expenses to ultimate losses due to departures from any of the above assumptions.  This variance in the ultimate settlement expense ratio could occur in one year or over multiple years, depending on the loss and settlement expense payment patterns.  A variance in the ultimate settlement expense ratio would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income.  A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the expenses have not been paid.  A one percent variance in the ratio of ultimate settlement expenses to ultimate losses is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

Line of business	After-tax impact on earnings from a one percent variance in the ultimate settlement expense ratio
($ in thousands)
Personal auto liability	$(47) to $47
Commercial auto liability	(187) to 187
Auto physical damage	(29) to 29
Workers' compensation	(228) to 228
Other liability	(628) to 628
Property	(99) to 99
Homeowners	(70) to 70
All Other	(21) to 21

Following is a summary of the carried loss and settlement expense reserves for the property and casualty insurance segment at December 31, 2009 and 2008.

	December 31, 2009
Line of business	Case	IBNR	Settlement expense	Total
	($ in thousands)
Commercial lines:
Automobile	$45,386	$9,575	$10,313	$65,274
Property	15,308	2,581	3,543	21,432
Workers' compensation	115,265	15,676	17,955	148,896
Liability	52,021	43,464	45,151	140,636
Bonds	3,352	(1,607)	626	2,371
Total commercial lines	231,332	69,689	77,588	378,609

Personal lines:
Automobile	17,864	2,253	2,436	22,553
Property	6,073	1,813	1,417	9,303
Total personal lines	23,937	4,066	3,853	31,856
Total property and casualty insurance segment	$255,269	$73,755	$81,441	$410,465

	December 31, 2008
Line of business	Case	IBNR	Settlement expense	Total
	($ in thousands)
Commercial lines:
Automobile	$48,308	$9,451	$10,693	$68,452
Property	18,432	4,228	3,430	26,090
Workers' compensation	115,072	16,189	17,458	148,719
Liability	56,496	44,866	46,469	147,831
Bonds	1,271	399	593	2,263
Total commercial lines	239,579	75,133	78,643	393,355

Personal lines:
Automobile	18,578	2,435	2,433	23,446
Property	7,144	2,895	1,509	11,548
Total personal lines	25,722	5,330	3,942	34,994
Total property and casualty insurance segment	$265,301	$80,463	$82,585	$428,349

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

One assumption underlying aggregate reserve estimation methods is that the claims inflation trends implicitly built into the historical loss and settlement expense development patterns will continue into the future.  To estimate the sensitivity of the estimated ultimate loss and settlement expense payments to an unexpected change in inflationary trends, the actuarial department derived expected payment patterns separately for each major line of business.  These patterns were applied to the December 31, 2009 loss and settlement expense reserves to generate estimated annual incremental loss and settlement expense payments for each subsequent calendar year.  Then, for the purpose of sensitivity testing, an explicit annual inflationary variance of one percent was added to the inflationary trend that is implicitly embedded in the estimated payment pattern, and revised incremental loss and settlement expense payments were calculated.  This unexpected claims inflation trend could arise from a variety of sources including a change in economic inflation, social inflation and, especially for the workers’ compensation line of business, the introduction of new medical technologies and procedures, changes in the utilization of procedures and changes in life expectancy.  The estimated cumulative impact that this unexpected one percent variance in the inflationary trend would have on the Company’s results of operations over the lifetime of the underlying claims is shown below.  A variance in the inflationary trend would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income.  A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.  A one percent variance in the projected inflationary trend is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

Line of business	After-tax impact on earnings from a one percent variance in the projected inflationary trend
($ in thousands)
Personal auto liability	$(170) to $163
Commercial auto liability	(755) to 735
Auto physical damage	(16) to 16
Workers' compensation	(5,382) to 4,667
Other liability	(3,491) to 3,204
Property	(150) to 145
Homeowners	(47) to 47

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

Line of business	After-tax impact on earnings from a five percent variance in future loss payments
($ in thousands)
Personal auto liability	$(633) to $573
Commercial auto liability	(1,810) to 1,636
Auto physical damage	(82) to 75
Workers' compensation	(3,441) to 3,112
Other liability	(3,173) to 2,871
Property	(567) to 514
Homeowners	(216) to 195
All Other	(108) to 99

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

Line of business	After-tax impact on earnings from a five percent variance in individual case loss reserve adequacy
($ in thousands)
Personal auto liability	$(606) to $545
Commercial auto liability	(1,463) to 1,322
Auto physical damage	(65) to 60
Workers' compensation	(2,955) to 2,675
Other liability	(2,343) to 2,121
Property	(534) to 483
Homeowners	(183) to 167
All Other	(117) to 105
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

Line of business	After-tax impact on earnings from a five percent variance in IBNR emergence
($ in thousands)
Personal auto liability	$(52) to $52
Commercial auto liability	(257) to 257
Auto physical damage	(12) to 12
Workers' compensation	(384) to 384
Other liability	(1,289) to 1,289
Property	(63) to 63
Homeowners	(29) to 29

An actuarial evaluation of the prior quarter’s case and bulk case loss reserve adequacy is performed each quarter.  If that analysis indicates that the aggregate reserves of the individual claim files established by the claims department combined with the carried bulk case loss reserve (if any) is not within a few percentage points of a benchmark established by the actuarial department, the actuarial department will recommend that an adjustment be made to the current quarter’s bulk case loss reserve.  Management reviews all recommendations submitted by the actuarial department and considers such recommendations in the determination of its best estimate of the Company’s overall liability.

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

As previously noted, the estimation of settlement expense reserves assumes a consistent claims department philosophy regarding the defense of lawsuits.  If the pool participants should in the future take a more aggressive defense posture, defense costs would increase and it is likely that the Company’s carried settlement expense reserves would be deficient.  However, such a change in philosophy would likely reduce losses, generating some offsetting redundancy in the loss reserves.

The property and casualty insurance subsidiaries have exposure to environmental and asbestos claims arising primarily from the other liability line of business.  This exposure is closely monitored by management, and the IBNR loss reserves have been established to cover estimated ultimate losses.  Currently, asbestos reserves are based on the results of an independent consultant’s ground-up study of the pool participants’ asbestos exposures that was completed in 2006.  These reserves were increased in 2008 and again in 2009 based on examinations of the implied three-year survival ratio (ratio of loss reserves to the three-year average of loss payments).  Environmental reserves are established in consideration of the implied three-year survival ratio.  Estimation of ultimate liabilities for these exposures is unusually difficult due to unresolved issues such as whether coverage exists, the definition of an occurrence, the determination of ultimate damages and the allocation of such damages to financially responsible parties.  Therefore, any estimation of these liabilities is subject to greater than normal variation and uncertainty, and ultimate payments for losses and settlement expenses for these exposures may differ significantly from the carried reserves.

Reinsurance Segment

The reinsurance book of business is comprised of two major components.  The first is the Home Office Reinsurance Assumed Department (“HORAD”), which is the reinsurance business that is underwritten by Employers Mutual.  The second is the MRB pool, which is a voluntary reinsurance pool in which Employers Mutual participates with four other unaffiliated insurers.

The primary actuarial methods used to project ultimate policy year losses on the assumed reinsurance business are paid development, incurred development and Bornhuetter-Ferguson.  The assumptions underlying the various projection methods include stability in the mix of business, consistent claims processing procedures, immaterial impact of loss cost trends on development patterns, consistent case loss reserving practices and appropriate Bornhuetter-Ferguson expected loss ratio selections.

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

At December 31, 2009, the carried reserves for HORAD and MRB combined were in the upper quartile of the range of actuarial reserve indications.  This selection reflects the fact that there are inherent uncertainties involved in establishing reserves for assumed reinsurance business.  Such uncertainties reflect the fact a reinsurance company generally has less knowledge than the ceding company about the underlying book of business and the ceding company’s reserving practices.  Because of these uncertainties, there is a risk that the reinsurance segment’s reserves for losses and settlement expenses could prove to be inadequate, with a consequent adverse impact on the Company’s future earnings and stockholders’ equity.

At December 31, 2009, there was no backlog in the processing of assumed reinsurance information.  Approximately $79,374,000, or 55 percent, of the reinsurance segment’s carried reserves were reported by the ceding companies.  Employers Mutual receives loss reserve and paid loss data from its ceding companies on individual excess-of-loss business.  If a claim involves a single or small group of claimants, a summary of the loss and claim outlook is normally provided.  Summarized data is provided for catastrophe claims and pro rata business, which is subject to closer review if inconsistencies are suspected.

Carried reserves established in addition to those reported by the ceding companies totaled approximately $66,313,000 at December 31, 2009.  Since many ceding companies in the HORAD book of business do not report IBNR loss reserves, Employers Mutual establishes a bulk IBNR loss reserve to cover the lag in reporting.  For the few ceding companies that do report IBNR loss reserves, Employers Mutual carries them as reported.  These reported IBNR loss reserves are subtracted from the total IBNR loss reserve calculated by Employers Mutual’s actuaries, with the difference carried as bulk IBNR loss reserves.  Except for the small IBNR loss reserve established to cover the one-month lag in reporting, the MRB IBNR loss reserve is established by the management of MRB.  Employers Mutual rarely records additional case loss reserves.

Assumed reinsurance losses tend to be reported later than direct losses.  This lag is reflected in loss projection factors for assumed reinsurance that tend to be higher than for direct business.  The result is that assumed reinsurance IBNR loss reserves as a percentage of total reserves tend to be higher than for direct loss reserves.  IBNR loss reserves totaled $88,795,000 and $86,780,000 at December 31, 2009 and 2008, respectively, and accounted for approximately 61 percent and 60 percent, respectively, of the reinsurance segment’s total loss and settlement expense reserves.  IBNR loss reserves are, by nature, less precise than case loss reserves.  A five percent change in IBNR loss reserves at December 31, 2009 would equate to $2,886,000 net of tax, which represents 6.4 percent of the net income reported for 2009 and 0.8 percent of stockholders’ equity.

Following is a summary of the carried loss and settlement expense reserves for the reinsurance segment at December 31, 2009 and 2008.

	December 31, 2009
Line of business	Case	IBNR	Settlement expense	Total
	($ in thousands)
Pro rata reinsurance:
Property and casualty	$3,046	$1,602	$222	$4,870
Property	11,535	13,571	577	25,683
Crop	737	12	22	771
Casualty	1,438	5,138	72	6,648
Marine/Aviation	1,133	1,584	121	2,838
Total pro rata reinsurance	17,889	21,907	1,014	40,810

Excess-of-loss reinsurance:
Property	13,041	12,044	534	25,619
Casualty	22,114	54,477	1,429	78,020
Surety	851	367	20	1,238
Total excess-of-loss reinsurance	36,006	66,888	1,983	104,877
Total reinsurance segment	$53,895	$88,795	$2,997	$145,687

	December 31, 2008
Line of business	Case	IBNR	Settlement expense	Total
	($ in thousands)
Pro rata reinsurance:
Property and casualty	$3,262	$2,541	$206	$6,009
Property	12,341	14,462	466	27,269
Crop	740	12	6	758
Casualty	728	5,328	59	6,115
Marine/Aviation	1,499	1,410	20	2,929
Total pro rata reinsurance	18,570	23,753	757	43,080

Excess-of-loss reinsurance:
Property	15,205	10,019	655	25,879
Casualty	20,312	52,689	1,502	74,503
Surety	889	319	13	1,221
Total excess-of-loss reinsurance	36,406	63,027	2,170	101,603
Total reinsurance segment	$54,976	$86,780	$2,927	$144,683

As previously noted, the assumptions implicit in the methodologies utilized to establish reserves for the reinsurance segment are stability in the mix of business, consistent claims processing procedures, immaterial impact of loss cost trends on development patterns, consistent case loss reserving practices and appropriate Bornhuetter-Ferguson expected loss ratio selections.  The tables below display the impact on the Company’s results of operations from (1) a five percent variance in case loss reserve adequacy from the level anticipated in the incurred loss projection factors, (2) a one percent variance in the implicit annual claims inflation rate, (3) a five percent variance in IBNR losses as a percentage of reported incurred losses (due, for example, to changes in mix of business or claims processing procedures) and (4) a five percent variance in the expected loss ratios used with the Bornhuetter-Ferguson method.  In other words, under each scenario, future loss and settlement expense payments would be expected to vary from actuarial reserve estimates by the amounts shown below.  These variances in future loss and settlement expense payments could occur in one year or over multiple years.  Variances in future loss and settlement payments would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income.  Variances of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.  Such variances are considered reasonably likely based on the range of actuarial indications developed during the analysis of the reinsurance segment’s carried reserves.

The after-tax impact on the Company’s earnings under each scenario is as follows:

		Reinsurance segment
		MRB			HORAD
		($ in thousands)
(1)	Five percent variance in case loss reserve adequacy from the level anticipated in the incurred loss projection factors	$(558)	to	$505	$(2,752)	to	$2,490

(2)	One percent variance in the implicit annual claims inflation rate	(1,461)	to	1,248	(1,684)	to	1,612

(3)	Five percent variance in IBNR losses from the level anticipated in the loss projection factors	(467)	to	467	(2,207)	to	2,207

(4)	Five percent variance in the expected loss ratios used with the Bornhuetter-Ferguson method	(480)	to	480	(2,231)	to	2,231

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

Disputes with ceding companies do not occur often.  Employers Mutual performs claims audits and encourages prompt reporting of reinsurance claims.  Employers Mutual also reviews claim reports for accuracy, completeness and adequate reserving.  Most reinsurance contracts contain arbitration clauses to resolve disputes, but such disputes are generally resolved without arbitration due to the long-term and ongoing relationships that exist with those companies.  There were no matters in dispute at December 31, 2009.

Toxic tort (primarily asbestos), environmental and other uncertain exposures (property and casualty insurance segment and reinsurance segment)

Toxic tort claims include those where the claimant seeks compensation for harm allegedly caused by exposure to a toxic substance or a substance that increases the risk of contracting a serious disease, such as cancer.  Typically the injury is caused by latent effects of direct or indirect exposure to a substance or combination of substances through absorption, contact, ingestion, inhalation, implantation or injection.  Examples of toxic tort claims include injuries arising out of exposure to asbestos, silica, mold, drugs, carbon monoxide, chemicals and lead.

Since 1989, the pool participants have included an asbestos exclusion in liability policies issued for most lines of business.  The exclusion prohibits liability coverage for “bodily injury”, “personal injury” or “property damage” (including any associated clean-up obligations) arising out of the installation, existence, removal or disposal of asbestos or any substance containing asbestos fibers.  Therefore, the pool participants’ current asbestos exposures are primarily limited to commercial policies issued prior to 1989.  At present, the pool participants are defending approximately 900 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs.  Five former policyholders and one current policyholder dominate the pool participants’ asbestos claims.  Most of the lawsuits are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury.  The pool participants’ policyholders named as defendants in these asbestos lawsuits are typically peripheral defendants who have little or no exposure and are routinely dismissed from asbestos litigation with nominal or no payment (i.e., small contractors, insulators, electrical welding suppliers, furnace manufacturers, and gasket and building supply companies).

During 2003, the pool participants were presented with several hundred plaintiff lawsuits filed against three former policyholders representing approximately 66,500 claimants related to exposure to asbestos or products containing asbestos.  The vast majority of the 66,500 claims are the result of multi-plaintiff lawsuits.  These claims are based upon nonspecific asbestos exposure and nonspecific injuries.  As a result, management did not establish a significant amount of case loss reserves for these claims.  During the period 2006 through 2009, several of the multi-plaintiff lawsuits (including the vast majority of those associated with one former policyholder) were dismissed.  During 2009, approximately 3,000 additional claims against one former policyholder were reported to the pool participants.  As of December 31, 2009, approximately 5,500 of the claims remain open.  During 2006, the pool participants received notice that another former policyholder was a named defendant in approximately 33,000 claims nationwide.  As of December 31, 2009, approximately 27,000 of these claims remain open.

Prior to 2008, actual losses paid for asbestos-related claims had been minimal due to the plaintiffs’ failure to identify an exposure to any asbestos-containing products associated with the pool participants’ current and former policyholders.  However, paid losses increased significantly during 2008 and 2009 as a result of claims attributed to two former policyholders.  One of these former policyholders, a broker of various products, including asbestos, settled a claim for approximately $450,000 (the Company’s share) in 2008.  Prior to 2008, the asbestos exposure associated with this former policyholder had been thought to be relatively small.  At December 31, 2009, one additional claim associated with this former policyholder remains open, though similar exposure on that claim is not anticipated.  The other former policyholder, a furnace manufacturer, had multiple claims settle for a total of approximately $514,000 (the Company’s share) in 2008 and 2009.  The asbestos exposure associated with this former policyholder increased during this time period, and this trend may possibly continue into the future with increased per plaintiff settlements.  Approximately 170 asbestos exposure claims associated with this former policyholder remain open.  Defense costs for asbestos-related claims continue to be rather significant due to the large number of parties involved in the litigation proceedings and the length of time required to obtain judgments.  Whenever possible, the pool participants have participated in cost sharing agreements with other insurance companies to reduce overall asbestos claim expenses.

The pool participants are defending approximately 67 claims as a result of lawsuits alleging “silica” exposure in Texas and Mississippi jurisdictions, some of which involve multiple plaintiffs.  The plaintiffs allege employment exposure to “airborne respirable silica dust,” causing “serious and permanent lung injuries” (i.e., silicosis).  Silicosis injuries are identified in the upper lobes of the lungs, while asbestos injuries are localized in the lower lobes.

The plaintiffs in the silicosis lawsuits are sandblasters, gravel and concrete workers, ceramic workers and road construction workers.  All of these lawsuits are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods because many silica lawsuits, like asbestos lawsuits, do not specifically allege dates of exposure or dates of injury.  The pool participants’ policyholders (a refractory product manufacturer, small local concrete and gravel companies and a concrete cutting machine manufacturer) that have been named as defendants in these silica lawsuits have had little or no exposure and are routinely dismissed from silica litigation with nominal or no payment.  While the expense of handling these lawsuits is high, it is not proportional to the number of plaintiffs, and is mitigated through cost sharing agreements with other insurance companies.

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

The Company’s current exposures to environmental claims include losses involving petroleum haulers, lead contamination, and soil and groundwater contamination in the State of Indiana.  Claims from petroleum haulers are generally caused by overturned commercial vehicles and overfills at commercial and residential properties.  Exposures for accident year losses preceding the 1980s include municipality exposures for closed landfills, small commercial businesses involved with disposing waste at landfills, leaking underground storage tanks and contamination from dry cleaning operations.  As of December 31, 2009, all Methyl Tertiary Butyl Ether (“MTBE”) claims related to the pool participants’ policyholders have been dismissed.

During 2009 the Company completed a comprehensive policy search and coverage review, and began defending (pursuant to policies issued 1969-1975) a lawsuit filed against a municipalities’ sewerage commission in United States District Court in Wisconsin in 2008.  The company has a joint defense agreement with two other companies but currently retains the majority share.  The lawsuit is potentially one of the largest CERCLA actions pending against numerous parties in the United States and seeks in excess of $1.5 billion from the defendants.  The Company has established reserves equal to policy limits for each of the six years of alleged liability (approximately $90,000 in aggregate as the Company’s share) along with associated settlement expenses.  While the insured’s summary judgment motion was successful, future appeals are anticipated.

The Company’s exposure to asbestos and environmental claims through assumed reinsurance is very limited due to the fact that the Company’s reinsurance subsidiary entered into the reinsurance marketplace in the early 1980’s, after much attention had already been brought to these issues.

At December 31, 2009, the Company carried asbestos and environmental reserves for direct insurance and assumed reinsurance business totaling $6,527,000, which represents 1.2 percent of total loss and settlement expense reserves.  The asbestos and environmental reserves include $2,149,000 of case loss reserves, $3,895,000 of IBNR loss reserves and $483,000 of bulk settlement expense reserves.  Ceded reinsurance on these reserves totaled $307,000.

The pool participants’ non-asbestos direct product liability claims are considered to be highly uncertain exposures due to the many uncertainties inherent in determining the loss, and the significant periods of time that can elapse between the occurrence of the loss and the ultimate settlement of the claim.  The majority of the pool participants’ product liability claims arise from small to medium-sized manufacturers, contractors, petroleum distributors, and mobile home and auto dealerships.  No specific claim trends are evident from the pool participants’ manufacturers, as the claims activity on these policies is generally isolated and can be severe.  Specific product liability coverage is provided to the pool participants’ mobile home and auto dealership policyholders, and the claims from these policies tend to be relatively small.  Certain construction defect claims are also reported under product liability coverage.  During 2009, 48 of these claims were reported to the pool participants.

The Company has exposure to construction defect claims arising from general liability policies issued by the pool participants to contractors.  Most of the pool participants’ construction defect claims are concentrated in a limited number of states, and the pool participants have taken steps to mitigate this exposure.  Construction defect is a highly uncertain exposure due to such issues as whether coverage exists, definition of an occurrence, determination of ultimate damages, and allocation of such damages to financially responsible parties.  Newly reported construction defect claims numbered 415, 373 and 345 in 2009, 2008 and 2007, respectively, and produced incurred losses and paid settlement expenses of approximately $2,913,000, $2,855,000 and $2,755,000 in each respective period.  Incurred losses and paid settlement expenses on all construction defect claims totaled approximately $4,604,000 in 2009.  At December 31, 2009, the Company carried case loss reserves of approximately $5,210,000 on 623 open construction defect claims.

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

Following is a summary of loss and settlement expense reserves and payments associated with asbestos, environmental, products liability and casualty excess reinsurance exposures for 2009, 2008 and 2007:

	Property and casualty insurance segment			Reinsurance segment
($ in thousands)	Case	IBNR	Settlement expense	Case	IBNR	Settlement expense
Reserves at 12/31/09
Asbestos	$1,796	$2,128	$201	$144	$429	$-
Environmental	146	679	282	63	659	-
Products1	6,098	4,990	6,141	-	-	-
Casualty excess2	-	-	-	21,453	54,478	1,431

Reserves at 12/31/08
Asbestos	$1,562	$1,731	$1,128	$139	$442	$-
Environmental	82	756	292	61	660	-
Products1	5,418	4,816	7,488	-	-	-
Casualty excess2	-	-	-	20,223	52,693	1,513

Reserves at 12/31/07
Asbestos	$1,527	$2,015	$1,126	$149	$449	$-
Environmental	147	939	321	100	627	-
Products1	6,633	4,749	7,347	-	-	-
Casualty excess2	-	-	-	20,657	48,819	1,673

Paid during 2009
Asbestos	$323		$921	$8		$-
Environmental	30		213	-		-
Products1	1,898		2,302	-		-
Casualty excess2	-		-	7,317		1,149

Paid during 2008
Asbestos	$863		$625	$16		$1
Environmental	169		24	4		1
Products1	2,436		1,829	-		-
Casualty excess2	-		-	7,230		945

Paid during 2007
Asbestos	$63		$340	$24		$-
Environmental	-		50	3		8
Products1	1,054		1,312	-		-
Casualty excess2	-		-	6,403		856

1 Products includes the portion of asbestos and environmental claims reported that are non-premises/operations claims.
2 Casualty excess includes the asbestos and environmental claims reported above.

Following is a summary of the claim activity associated with asbestos, environmental and products liability exposures for 2009, 2008 and 2007:

	Asbestos	Environmental	Products
Open claims, 12/31/09	33,477	5	1,119
Reported in 2009	3,149	-	399
Disposed of in 2009	1,317	2	374

Open claims, 12/31/08	31,645	7	1,094
Reported in 2008	240	2	381
Disposed of in 2008	3,069	4	356

Open claims, 12/31/07	34,474	9	1,069
Reported in 2007	157	3	207
Disposed of in 2007	23,252	4	288

Variability of loss and settlement expense reserves

The Company does not determine a range of estimates for all components of the loss and settlement expense reserve at the time those reserves are established.  At each quarter-end, however, an actuarially determined range of estimates is developed for the major components of the loss and settlement expense reserve.  All reserves are reviewed, except for the involuntary workers’ compensation pools, for which reliance is placed on a reserve opinion received from the National Council on Compensation Insurance certifying the reasonableness of those reserves.  Shown below are the actuarially determined ranges of reserve estimates as of December 31, 2009 along with the statutory-basis carried reserves, which are displayed net of ceded reinsurance.  The GAAP-basis loss and settlement expense reserves contained in the Company’s financial statements are reported gross of ceded reinsurance and contain a small number of adjustments from the statutory-basis amounts presented here.  The last two columns display the estimated after-tax impact on earnings if the reserves were moved to the high end-point or low end-point of the ranges.

	Range of reserve estimates			After-tax impact on earnings
($ in thousands)	High	Low	Carried	Reserves at high	Reserves at low
Property and casualty insurance segment	$394,715	$342,774	$385,475	$(6,007)	$27,755
Reinsurance segment	144,430	118,126	144,052	(246)	16,852
	$539,145	$460,900	$529,527	$(6,253)	$44,607

For the property and casualty insurance segment, total carried reserves for direct business equal the individual case loss reserves established primarily by the claims adjusters in the sixteen branch offices, with assistance of the home office claims department, plus bulk case loss reserves, IBNR loss reserves and settlement expense reserves established by home office management.  The precise location of total carried reserves within the actuarial range is unknown at the time the reserves are established because the actuarial evaluation of reserve adequacy is conducted after the establishment of the reserves.

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

For a detailed discussion of the development experienced on prior accident years’ reserves during the past three years, see the discussion entitled “Loss and Settlement Expense Reserves” under the “Narrative Description of Business” heading in the Business Section under Part I, Item I of this Form 10-K.

Investments

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The following fair value hierarchy  prioritizes inputs to valuation techniques used to measure fair value:

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

Level 3 -	Prices or valuation techniques that require significant unobservable inputs. The unobservable inputs may reflect the Company’s own judgements about the assumptions that market participants would use.

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

•
Mortgage-backed securities are priced with models using spreads and other information solicited from Wall Street buy- and sell-side sources, including primary and secondary dealers, portfolio managers, and research analysts, to produce pricing for each tranche.  To determine a tranche’s price, first the cash flow for each tranche is generated (using consensus prepayment speed assumptions including, as appropriate, a proprietary prepayment projection based on historical statistics of the underlying collateral), then a benchmark yield is determined (in relation to the U.S. Treasury curve for the maturity corresponding to the tranche’s average life estimate), and finally collateral performance and tranche level attributes are incorporated to adjust the benchmark yield to determine the tranche-specific spread.  This is then used to discount the cash flows to generate the price.  When cash flows, or other security structure or market information, is not available to appropriately price a security, broker quotes may be used with a zero spread bid-side valuation, resulting in the same values for the mean and ask prices.

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities that were priced solely from broker quotes.  Since this is not an observable input, any fixed maturity security in the Company’s portfolio that is on this list is classified as a Level 3 fair value measurement.  At December 31, 2009, the Company did not hold any fixed maturity securities that were priced solely from broker quotes.

A small number of the Company’s securities are not priced by the independent pricing service.  One is an equity security that is reported as a Level 3 fair value measurement at December 31, 2009, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements.  This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $2,000 at December 31, 2009 and $4,000 at December 31, 2008.  The remaining two securities not priced by the Company’s independent pricing service are fixed maturity securities.  The two fixed maturity securities are classified as Level 2 fair value measurements and are carried at aggregate fair values of $7,722,000 at December 31, 2009 and $7,163,000 at December 31, 2008.  The fair values for these two fixed maturity securities were obtained from the Company’s investment custodian using independent pricing services which utilize similar pricing techniques as the Company’s independent pricing service.

Prior to the fourth quarter of 2009, the Company held Class B shares of Insurance Services Office Inc. (now known as Verisk Analytics, Inc. (“Verisk”) following its Initial Public Offering on October 7, 2009).  The Company was reporting this investment as a Level 3 fair value measurement at the fair value obtained from applying a 20 percent marketability discount to the quarterly valuations of the Class A shares produced by a nationally recognized independent financial advisory firm.  This resulted in a fair value of $14,966,000 for the Class B shares held at December 31, 2008.  In conjunction with the Verisk Initial Public Offering, the Company sold its entire holding of Verisk common stock in the fourth quarter for proceeds of $22,474,000, resulting in a realized capital gain in the same amount (before tax).

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

Investment Impairments

The Company regularly monitors its investments which have a fair value that is less than the carrying value for indications of “other-than-temporary” impairment.  Several factors are used to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to (1) the security’s value and performance in the context of the overall markets, (2) length of time and extent the security’s fair value has been below carrying value, (3) key corporate events, and (4) for equity securities, the ability and intent to hold the security until recovery to its cost basis.  Prior to April 1, 2009, the Company’s ability and intent to hold fixed maturity securities in an unrealized loss position until recovery was also considered  in the determination of “other-than-temporary” impairments.

Effective April 1, 2009, the Company adopted the requirements for recognition, presentation, and disclosure of “other-than-temporary” impairments on fixed maturity securities from Investments-Debt and Equity Securities Topic 310 of the Financial Accounting Standards Board (FASB) FASB Accounting Standards Codification TM (ASC).  This provision was a part of the originally issued Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which was effective for interim and annual reporting periods ending after June 15, 2009.  Under these requirements, the evaluation of an impaired fixed maturity security includes an assessment of whether the entity has the intent to sell the security and if it is more likely than not to be required to sell the security before recovery of its amortized cost basis.  In addition, if the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered “other-than-temporarily” impaired.  The portion of the impairment related to a credit loss is recognized through earnings and the portion of the impairment related to other factors is recognized through “other comprehensive income”.

When an equity security is deemed “other-than-temporarily” impaired, the carrying value is reduced to fair value and a realized loss is recognized and charged to income.

Deferred policy acquisition costs and related amortization

Acquisition costs consisting of commissions, premiums taxes and other underwriting expenses that vary with, and are directly related to, the production of business are deferred and amortized to expense as premium revenue is recognized.

Deferred policy acquisition costs and related amortization are calculated separately for the property and casualty insurance segment and the reinsurance segment.  The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to the estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and settlement expenses and certain other costs expected to be incurred as the premium is earned.  Deferred policy acquisition costs were not subject to limitation at December 31, 2009, and management does not anticipate future limitations to be likely due to the current adequacy of premium rates in both the insurance and reinsurance marketplaces.

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

The discount rate utilized in the valuations is based on an analysis of the total rate of return that could be generated by a hypothetical portfolio of high-quality bonds created to generate cash flows that match the plans’ expected benefit payments.  No callable bonds are used in this analysis and the discount rate produced by this analysis is compared to interest rates of applicable published indices for reasonableness.  The discount rates used in the pension benefit valuations at December 31, 2009, 2008 and 2007 were 5.75 percent, 6.25 percent and 6.00 percent, respectively.  The discount rates used in the postretirement benefit valuations at December 31, 2009, 2008 and 2007 were 6.00 percent, 6.25 percent and 6.25 percent, respectively.  A 0.25 percentage point decrease in the discount rates used in the 2009 valuations would increase the Company’s net periodic pension and postretirement benefit costs for 2010 by approximately $91,000.  Conversely, a 0.25 percentage point increase in the 2009 discount rates would decrease the Company’s net periodic pension and postretirement benefit costs for 2010 by approximately $87,000.

The expected long-term rate of return on plan assets is developed considering actual historical results, current and expected market conditions, the mix of plan assets and investment strategy.  The expected long-term rate of return on plan assets produced by this analysis and used in the pension valuations at December 31, 2009, 2008 and 2007 was 7.50 percent.  The expected long-term rate of return on plan assets used in the postretirement benefit valuations at December 31, 2009, 2008 and 2007 was 6.00 percent.  The actual rate of return earned on plan assets during 2009, which reflects some recovery from the financial crisis, was approximately 18 percent for the pension plan and 10 percent for the postretirement benefit plans.  The expected long-term rate of return assumption is subject to the general movement of the economy, but is generally less volatile than the discount rate assumption.   A decrease in the expected long-term rate of return assumption increases future expenses, whereas an increase in the assumption reduces future expenses.  A 0.25 percentage point change in the 2009 expected long-term rate of return assumption would change the Company’s net periodic pension and postretirement benefit costs for 2010 by $160,000.  For detailed information regarding the current allocation of assets within the pension and postretirement benefit plans, see note 12 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

The health care cost trend rate assumption represents the anticipated change in the cost of health care benefits due to factors outside of the plan.  These factors include health care inflation, changes in health care utilization and delivery patterns, technological advances, and the overall health of the plan participants.  The health care cost trend rate assumption is based on published information and general economic conditions.  The health care cost trend rate assumption for 2009 was 9 percent, and is assumed to decrease gradually to 5 percent in 2018 and remain at that level thereafter.

In accordance with GAAP, actuarial gains/losses contained in the valuations that result from (1) actual experience that differs from that assumed, or (2) a change in actuarial assumptions, is accumulated and, if in excess of a specified corridor, amortized to expense over future periods.  As of December 31, 2009, the supplemental retirement and defined benefit pension plans, as well as the postretirement benefit plans, had accumulated actuarial losses in excess of the corridor and thus will be amortized into expense in 2010.  The Company’s share of the accumulated actuarial losses that will be amortized into expense during 2010 amounted to $1,614,000.  Prior service costs/credits for plan amendments are also contained in the valuations, and are amortized into expense/income over the future service periods.  As of December 31, 2009, the postretirement benefit plans have prior service credits that are being amortized into income in future periods, while the defined benefit pension plan has prior service costs that are being amortized into expense in future periods.  The net amount of prior service credit being amortized into income during 2010 is $480,000.

In accordance with GAAP, the funded status of defined benefit retirement or other postretirement plans is recognized as a net asset or liability on the balance sheet.  Changes in the funded status of the plans is recognized through other comprehensive income.  Beginning in 2008, the pension and postretirement benefit plans’ assets and obligations are measured as of the end of the Company’s fiscal year.

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three years ended December 31, 2009 are as follows:

	Year ended December 31,
($ in thousands)	2009	2008	2007
Property and casualty insurance
Premiums earned	$308,079	$315,598	$320,836
Losses and settlement expenses	199,124	232,538	199,494
Acquisition and other expenses	119,342	109,877	119,152
Underwriting profit (loss)	$(10,387)	$(26,817)	$2,190

Loss and settlement expense ratio	64.6%	73.7%	62.2%
Acquisition expense ratio	38.8%	34.8%	37.1%
Combined ratio	103.4%	108.5%	99.3%

Losses and settlement expenses:
Insured events of current year	$233,765	$254,102	$227,471
Decrease in provision for insured events of prior years	(34,641)	(21,564)	(27,977)

Total losses and settlement expenses	$199,124	$232,538	$199,494

Catastrophe and storm losses	$27,899	$44,439	$22,466

Increase (decrease) in provision for insured events of prior years:
Three months ended March 31	$(16,839)	$(13,726)	$(15,785)
Three months ended June 30	(7,785)	(5,983)	(9,725)
Three months ended September 30	(6,568)	229	(6,307)
Three months ended December 31	(3,449)	(2,084)	3,840
	$(34,641)	$(21,564)	$(27,977)

	Year ended December 31,
($ in thousands)	2009	2008	2007
Reinsurance
Premiums earned	$75,932	$73,720	$72,223
Losses and settlement expenses	49,625	61,727	48,345
Acquisition and other expenses	16,758	17,508	16,541
Underwriting profit (loss)	$9,549	$(5,515)	$7,337

Loss and settlement expense ratio	65.4%	83.7%	66.9%
Acquisition expense ratio	22.0%	23.8%	22.9%
Combined ratio	87.4%	107.5%	89.8%

Losses and settlement expenses:
Insured events of current year	$63,606	$75,471	$59,106
Decrease in provision for insured events of prior years	(13,981)	(13,744)	(10,761)

Total losses and settlement expenses	$49,625	$61,727	$48,345

Catastrophe and storm losses	$3,566	$8,045	$782

Decrease in provision for insured events of prior years:
Three months ended March 31	$(4,219)	$(2,163)	$(2,305)
Three months ended June 30	(1,650)	(4,070)	(3,686)
Three months ended September 30	(2,178)	(4,468)	(1,196)
Three months ended December 31	(5,934)	(3,043)	(3,574)
	$(13,981)	$(13,744)	$(10,761)

	Year ended December 31,
($ in thousands)	2009	2008	2007
Consolidated
REVENUES
Premiums earned	$384,011	$389,318	$393,059
Net investment income	47,759	48,403	48,482
Realized investment gains (losses)	17,922	(24,456)	3,724
Other income	755	626	545
	450,447	413,891	445,810
LOSSES AND EXPENSES
Losses and settlement expenses	248,749	294,265	247,839
Acquisition and other expenses	136,100	127,385	135,693
Interest expense	900	889	1,112
Other expense	2,173	1,642	2,247
	387,922	424,181	386,891
Income (loss) before income tax expense (benefit)	62,525	(10,290)	58,919
Income tax expense (benefit)	17,154	(8,585)	16,441
Net income (loss)	$45,371	$(1,705)	$42,478

Net income (loss) per share	$3.44	$(0.13)	$3.09

Loss and settlement expense ratio	64.8%	75.6%	63.1%
Acquisition expense ratio	35.4%	32.7%	34.5%
Combined ratio	100.2%	108.3%	97.6%

Losses and settlement expenses:
Insured events of current year	$297,371	$329,573	$286,577
Decrease in provision for insured events of prior years	(48,622)	(35,308)	(38,738)

Total losses and settlement expenses	$248,749	$294,265	$247,839

Catastrophe and storm losses	$31,465	$52,484	$23,248

Increase (decrease) in provision for insured events of prior years:
Three months ended March 31	$(21,058)	$(15,889)	$(18,090)
Three months ended June 30	(9,435)	(10,053)	(13,411)
Three months ended September 30	(8,746)	(4,239)	(7,503)
Three months ended December 31	(9,383)	(5,127)	266
	$(48,622)	$(35,308)	$(38,738)

Year ended December 31, 2009 compared to year ended December 31, 2008

The Company reported net income of $45,371,000 ($3.44 per share) in 2009 compared to a net loss of $1,705,000 ($0.13 per share) in 2008.  This improvement is attributed to several factors: a record amount of catastrophe and storm losses in 2008, a record amount of “other-than-temporary” investment impairment losses recognized in 2008 as a result of the financial crisis, and a realized investment gain of $22,474,000 recognized in 2009 from the sale of the Company’s holdings of Verisk common stock.  Another contributing factor to the improvement in net income was an improved underwriting performance by the Company’s reinsurance subsidiary in 2009.

Premium income

Premiums earned decreased 1.4 percent to $384,011,000 in 2009 from $389,318,000 in 2008.  This decrease is primarily attributed to a moderate, but steady, decline in overall premium rate levels during the previous two years as a result of competitive market conditions associated with the current soft market.  Premium rates stabilized during 2009, but did not improve to the extent anticipated one year ago due to the lagging effects of the weak economy, the very mild 2009 hurricane season, and a general strengthening in the capital base of the industry.  The pool participants were able to achieve some increases in rates, though those increases were generally small and targeted to specific local markets and individual accounts.  Pricing in the reinsurance marketplace improved with the January 1 renewals, but declined somewhat as the year progressed.  Rates seem to be firming already for personal lines in many territories, and management anticipates that rates will begin to firm for commercial lines toward the latter half of 2010.  Management expects to continue to implement rate increases in the low to mid-single digits as warranted.

Premiums earned for the property and casualty insurance segment decreased 2.4 percent to $308,079,000 in 2009 from $315,598,000 in 2008, primarily due to a 4.1 percent decline in premium rate levels implemented in 2008.  Premium rates did improve somewhat in the personal lines of business during the second half of the year, but the commercial lines of business, which account for more than 80 percent of the property and casualty insurance segment’s premiums, remained very competitive.  Filed rates for 2009 were up a modest 0.4 percent, representing the first positive change in four years.  The competitiveness in the commercial lines of business is being driven, at least in part, by the weak economy.  Companies know that any proposed rate increases on good business will likely be challenged by the insured and could result in the loss of the account.  As a result, most companies are content to retain their good business at current pricing levels and wait for the economy to improve.  New business premium increased approximately 13 percent in 2009 and accounted for approximately 13 percent of net written premiums, but was insufficient to cover premium declines resulting from prior year rate reductions and policies not retained.  Approximately 39 percent of the new business came from the pool participants’ Premier and Leading agents (representing about 18 percent of the total agency force), which once again emphasizes the importance of building and strengthening agency relationships.  Policy retention rates for the year declined slightly to approximately 86 percent in both commercial and personal lines, but continued to exceed industry averages.  This decline is attributed to management’s willingness to walk away from underpriced business, efforts to limit exposures in coastal regions, and management’s decision to exit from personal lines in some regions of the country.  Policy counts increased slightly in both the commercial and personal lines of business in 2009.

Premiums earned for the reinsurance segment increased 3.0 percent to $75,932,000 in 2009 from $73,720,000 in 2008.  This increase is primarily associated with a moderate increase in reinsurance premium rate levels and the addition of a few new accounts.  However, this premium growth was partially offset by a decrease in reinstatement premium income, a decline in business assumed from the MRB pool, and a decrease in the amount of earned but not reported (EBNR) premium recognized.  Due to a loss of capital in the reinsurance industry in 2008 as a result of the economic crisis, reinsurance premium rate levels firmed somewhat in the first part of 2009 and the reinsurance segment was able to obtain moderate rate increases on most of its renewals (including the January 1 renewals).  However, due to the mild hurricane season and a recovery in reinsurance company capital levels during 2009, premium rate levels subsided in the second half of the year.  Premium rate levels for the January 1, 2010 renewal season were generally flat, with some moderate declines in premium rates on certain accounts.

Losses and settlement expenses

Losses and settlement expenses decreased 15.5 percent to $248,749,000 in 2009 from $294,265,000 in 2008, while the loss and settlement expense ratio decreased to 64.8 percent in 2009 from 75.6 percent in 2008.  Storm losses, while higher than average due to active Midwest weather patterns, were significantly lower than the record amount experienced in 2008.  Catastrophe and storm losses accounted for 8.2 percentage points of the combined ratio for the year ended December 31, 2009, which is higher than the 8-year average of 6.5 percentage points for the period 2000 to 2007, but significantly lower than the record 13.5 percentage points experienced in 2008.  Other factors contributing to the improvement in the loss and settlement expense ratio were a decline in large losses, an increase in the amount of favorable development experienced on prior years’ reserves, and strong underwriting performance in the reinsurance segment.  Current actuarial analysis indicates that the level of reserve adequacy at December 31, 2009 is consistent with other recent evaluations.  From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operation than the composition of the underwriting results between the current and prior accident years.

The loss and settlement expense ratio for the property and casualty insurance segment decreased to 64.6 percent in 2009 from 73.7 percent in 2008.  A record amount of Midwest storm losses in 2008, along with losses associated with Hurricanes Gustav and Ike, produced record levels of catastrophe and storm losses and elevated the loss and settlement expense ratio in 2008.  The loss and settlement expense ratio returned to a more normal level in 2009, even though catastrophe and storm losses remained above long-term historical averages.  While there were no reported hurricane losses in the United States in 2009, there was an elevated level of claims activity due to a high frequency of Midwestern storms.  For the year, catastrophe and storm losses in the property and casualty insurance segment amounted to 9.1 percent of earned premiums compared to 14.1 percent in 2008.  Other factors contributing to the improvement in the loss and settlement expense ratio include a general decline in claim frequency and severity (including large loss activity) and increased favorable development on prior years’ catastrophe and storm loss reserves.  Large losses, which the Company defines as losses greater than $250,000, excluding catastrophe and storm losses, declined to $22,938,000 in 2009, compared to $24,895,000 in 2008 (a decrease of 0.5 percentage points in the loss and settlement expense ratio).  Previously implemented premium rate level reductions continue to have a negative impact on the loss and settlement expense ratio, but to a lesser extent due to a reduction in the magnitude of rate decreases implemented in 2008 and 2009.

The loss and settlement expense ratio for the reinsurance segment decreased to 65.4 percent in 2009 from 83.7 percent in 2008.  Factors contributing to the reinsurance segment’s improvement include moderate rate increases, good results from the MRB pool, an increase in the amount of favorable development experienced on prior accident years’ reserves due to a reduction in bulk IBNR reserves and the winding down of the MAERP Reinsurance Association (formerly known as Mutual Atomic Energy Reinsurance Pool), and a decline in catastrophe and storm losses from the large amount reported in 2008 (including $2,000,000 of losses associated with Hurricane Ike).

Acquisition and other expenses

Acquisition and other expenses increased 6.8 percent to $136,100,000 in 2009 from $127,385,000 in 2008.  The acquisition expense ratio increased to 35.4 percent in 2009 from 32.7 percent in 2008.  These increases are attributed to the property and casualty insurance segment and reflect increases in net periodic pension benefit cost, executive bonuses and contingent salaries, and policyholder dividends.  These increases were partially offset by a decline in the acquisition expense ratio in the reinsurance segment, resulting primarily from declines in commission and contingent commission expense.

For the property and casualty insurance segment, the acquisition expense ratio increased to 38.8 percent in 2009 from 34.8 percent in 2008.  This increase is attributed to increases in net periodic pension benefit cost, executive bonuses, contingent salaries, and policyholder dividends.  The increase in executive bonuses and contingent salaries is due to the improved underwriting results in 2009 (no expense for these items was incurred in 2008).  The increase in net periodic pension benefit cost is due to a significant increase in the amount of actuarial losses being amortized and a decrease in the expected return on plan assets, both resulting from the severe decline in the financial markets during 2008.  The increase in policyholder dividend expense is largely due to an increase in the estimated dividend payable on several safety dividend groups, as well as an increase in the estimated aggregate amount of dividends payable on individual workers’ compensation policies as a result of good loss experience.

For the reinsurance segment, the acquisition expense ratio decreased to 22.0 percent in 2009 from 23.8 percent in 2008.  This decline is primarily associated with decreases in commission expense (driven largely by fluctuations in the estimate of commission expense relative to the associated estimate of earned but not reported premiums) and contingent commission expense (reflecting a decline from the relatively high amount reported in 2008).

Investment results

Net investment income declined 1.3 percent to $47,759,000 in 2009 from $48,403,000 in 2008.  Investment income was negatively impacted by a high level of call activity on the Company’s U.S. government agency securities during 2009 as a result of the declining interest rate environment, a decline in yield on short-term investments and the elimination of dividends on the perpetual preferred stocks of Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) during 2008.  As of December 31, 2009, the majority of the proceeds received from the called securities had been reinvested.

The Company reported a net realized investment gain of $17,922,000 in 2009 compared to a net realized investment loss of $24,456,000 in 2008.  The 2009 amount reflects a $22,474,000 realized gain recognized on the disposal of the Company’s holdings of Verisk common stock, and $10,108,000 of “other-than-temporary” investment impairment losses recognized on 34 equity securities and three fixed maturity securities.  The impairment losses on the three fixed maturity securities totaled $2,657,000, and is attributed to a bankruptcy filing made by Great Lakes Chemical Corporation, now known as Chemtura Corporation ($2,220,000), a planned disposal of US Freightways Corporation securities ($350,000) and the determination of a credit loss (all contractual cash flows are not expected to be collected) on a residential mortgage-backed security ($87,000).  Included in the 2008 loss amount is $16,017,000 of “other-than-temporary” investment impairment losses recognized on 38 equity securities as a result of the severe and prolonged turmoil in the financial markets, and $14,904,000 of losses recognized on the perpetual preferred stocks of Freddie Mac and Fannie Mae when these companies were placed under conservatorship by the U.S. government.

The total rate of return on the Company’s equity portfolio during 2009 was 21.80 percent, compared to 26.46 percent for the S&P 500.  The current annualized yield on the bond portfolio was 5.27 percent and the effective duration was 6.12 years, which was up from 5.57 years at December 31, 2008.

Other expense

Other expense increased 32.3 percent to $2,173,000 in 2009 from $1,642,000 in 2008.  This increase primarily reflects an increase in uncollectible premiums allocated to the property and casualty insurance subsidiaries through the pooling agreement, and a decrease in foreign currency exchange gains associated with the reinsurance subsidiary’s foreign currency denominated reinsurance business.

Income tax

The Company reported income tax expense of $17,154,000 in 2009, compared to an income tax benefit of $8,585,000 in 2008.  The effective tax rate was 27.4 percent in 2009, compared to 83.4 percent in 2008.  The high effective tax rate for 2008 reflects the fact that a significant amount of the Company’s investment income was received in the form of tax-exempt interest income.  Due to the much larger amount of pretax income in 2009, tax exempt interest had less of an impact on the effective tax rate.

Year ended December 31, 2008 compared to year ended December 31, 2007

The Company reported a net loss of $1,705,000 ($0.13 per share) in 2008 compared to net income of $42,478,000 ($3.09 per share) in 2007.  The net loss for 2008 was primarily attributed to two factors: a record amount of catastrophe and storm losses and a record amount of “other-than-temporary” investment impairment losses generated by the severe and prolonged turmoil in the financial markets.  Other factors contributing to the net loss for 2008 included an expected decline in the amount of favorable development experienced on prior years’ reserves, and a moderate, but steady, decline in overall premium rate levels.

Premium income

Premiums earned decreased 1.0 percent to $389,318,000 in 2008 from $393,059,000 in 2007.  This decrease was primarily attributed to a moderate, but steady, decline in overall premium rate levels during the prior three years as a result of competitive market conditions associated with the current soft market.  Premium rates showed some signs of stabilization during the fourth quarter as the insurance industry began responding to the significant decline in capital that occurred during 2008 as a result of the financial crisis and high level of catastrophe and storm losses.

Premiums earned for the property and casualty insurance segment decreased 1.6 percent to $315,598,000 in 2008 from $320,836,000 in 2007 as new business premium was not sufficient to offset the premium lost from declining rate levels and business not retained.  New business policy counts were up in 2008, and helped generate a slight increase in total policy count in both the commercial and personal lines of business.  However, while personal lines new business premium increased 9.9 percent, commercial lines new business premium declined 8.9 percent.  The decline in commercial lines new business premium was attributed to a combination of declining rates (rate declines are larger in commercial lines of business) and reduced exposures on new business (with a corresponding reduction in premium).  The growth in personal lines new business premium was occurring in selected territories which management had identified as having greater profit potential.  Retention rates remained above industry standards, with commercial lines declining slightly to 86.2 percent, personal auto remaining steady at 87.5 percent, and personal property increasing slightly to 86.6 percent.

Premiums earned for the reinsurance segment increased 2.1 percent to $73,720,000 in 2008 from $72,223,000 in 2007.  This increase was primarily attributed to the HORAD book of business and reflected an increase in both the estimate of earned but not reported (EBNR) premiums and accrued reinstatement premiums.  Under the terms of the quota share agreement, the reinsurance segment receives reinstatement premium income that is collected by Employers Mutual from the ceding companies when coverage is reinstated after a loss event; however, the cap on losses assumed per event contained in the quota share agreement is automatically reinstated without cost to the reinsurance subsidiary.  The increases in premium income in the HORAD book of business were largely offset by a decline in the amount of business assumed from the MRB pool.  Both the MRB and HORAD books of business suffered from the loss of a few accounts, increased retentions by some of the ceding companies and lower premium rates driven by increased rate competition.  This was evident during the January and July renewal seasons as the reinsurance segment experienced an overall decline in the average rate on-line for its accounts.  There was some additional minor deterioration in rates during the July renewal period, but increased terms on those accounts with recent loss experience kept overall rate adequacy at a fairly consistent level with that achieved on the January renewals.

Losses and settlement expenses

Losses and settlement expenses increased 18.7 percent to $294,265,000 in 2008 from $247,839,000 in 2007.  The loss and settlement expense ratio increased to 75.6 percent in 2008 from 63.1 percent in 2007.  The large increase in the loss and settlement expense ratio was primarily attributed to a record $50,774,000 of catastrophe and storm losses in 2008, compared to $21,514,000 in 2007.  Catastrophe and storm losses added 13.0 percentage points to the loss and settlement expense ratio in 2008, compared to 5.5 percentage points in 2007.  The moderate, but steady, decline in premium rate levels experienced over the prior several years combined with an expected decline in the amount of favorable development experienced on prior years’ reserves also contributed to the increase in the loss and settlement expense ratio.  Current actuarial analysis indicated that reserve adequacy remained at a high level, and actually improved somewhat during 2008.

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

An expected decline in the amount of favorable development experienced on prior years’ reserves also contributed to the increase in the loss and settlement expense ratio of the property and casualty insurance segment.  Lastly, the moderate, but steady, decline in premium rate levels over the prior several years was estimated to have added approximately 3 percentage points to the loss and settlement expense ratio in 2008.

The loss and settlement expense ratio for the reinsurance segment increased to 83.7 percent in 2008 from 66.9 percent in 2007.  This increase reflected an increase in the amount of reported large losses, an increase in catastrophe and storm losses (including $2,000,000 of losses associated with Hurricane Ike), and an increase in reported crop losses.  An increase in the amount of favorable development experienced on prior years’ reserves helped to limit the increase in the loss and settlement expense ratio.

Acquisition and other expenses

Acquisition and other expenses declined 6.1 percent to $127,385,000 in 2008 from $135,693,000 in 2007.  The acquisition expense ratio declined to 32.7 percent in 2008 from 34.5 percent in 2007.  These declines were attributed to the property and casualty insurance segment and reflected reductions in the amount of expense related to policyholder dividends, agents’ profit share, executive bonuses and contingent salaries, and postretirement benefits.

For the property and casualty insurance segment, the acquisition expense ratio declined to 34.8 percent in 2008 from 37.1 percent in 2007.  This decrease was attributed to declines in the amount of expense related to policyholder dividends, contingent commissions (in the form of agents’ profit share), executive bonuses and contingent salaries, and postretirement benefits.  The decline in policyholder dividend expense was largely due to a decrease in the estimated dividend payable on several of the Company’s safety dividend groups.  The declines in executive bonuses and contingent salaries, as well as agents’ profit share expenses, reflected the large decline in underwriting profitability that occurred during 2008.  The decline in postretirement benefits expense reflected a decrease in the service cost component and the amortization of a prior service credit resulting from a plan amendment that became effective in the first quarter.

For the reinsurance segment, the acquisition expense ratio increased to 23.8 percent in 2008 from 22.9 percent in 2007.  This increase was primarily associated with an increase in contingent commission expense in the MRB business, and, to a lesser extent, an increase in estimated commission expense on earned but not reported premiums.

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

The total rate of return on the Company’s equity portfolio during 2008 was negative 37.4 percent, compared to negative 37.0 percent for the S&P 500.  The current annualized yield on the bond portfolio and cash was 5.6 percent and the effective duration was 5.57 years, which was up from 3.75 years at December 31, 2007.

Interest and other expense

Interest expense declined 20.1 percent in 2008 due to the redemption of the reinsurance subsidiary’s $11,000,000 of surplus notes on December 31, 2007.  This decline in interest expense was partially offset by an increase in the interest rate on the surplus notes issued by the property and casualty insurance subsidiaries to 3.60 percent from 3.09 percent effective February 1, 2008.  The 26.9 percent decrease in other expense was primarily due to fluctuations in foreign currency exchange rates recognized by the reinsurance subsidiary on its foreign contracts.

Income tax

The Company reported an income tax benefit of $8,585,000 in 2008, compared to income tax expense of $16,441,000 in 2007.  The relatively high ratio of income tax benefit to pretax loss for 2008 reflects the fact that a significant amount of the Company’s investment income was received in the form of tax-exempt interest income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $34,116,000 in 2009, $30,684,000 in 2008 and $37,862,000 in 2007.  The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity.  When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies.  In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove insufficient to fund current operating needs.  As of December 31, 2009, the Company did not have any significant variations between the maturity dates of its investments and the expected payments of its loss and settlement expense reserves.

The Company is a holding company whose principal asset is its investment in its insurance subsidiaries.  As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet all obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase program.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  See note 6 of Notes to Consolidated Financial Statements for additional information regarding dividend restrictions.  The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2010 without prior regulatory approval is approximately $44,986,000.  The Company received $12,500,000, $25,005,000 and $4,750,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $9,507,000, $9,731,000 and $9,497,000 in 2009, 2008 and 2007, respectively.  The excess dividends received from the insurance company subsidiaries in 2008 and 2009 were used to partially fund the Company’s $25,000,000 stock repurchase program.  At December 31, 2009, approximately $7,100,000 of the stock repurchase program remains available for the purchase of additional shares, which will necessitate the dividend of additional funds from the insurance company subsidiaries to the holding company.

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

At the insurance company subsidiary level, the primary sources of cash are premium income, investment income and maturing investments.  The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt, and investment purchases.  Cash outflows vary because of uncertainties regarding settlement dates for unpaid losses and the potential for large losses, either individually or in the aggregate.  Accordingly, the insurance company subsidiaries maintain investment and reinsurance programs intended to provide adequate funds to pay claims without forced sales of investments.  In addition, the insurance company subsidiaries have access to a line of credit maintained by Employers Mutual with the Federal Home Loan Bank to provide additional liquidity if needed.

The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to pay claims and expenses.  At December 31, 2009, approximately 18 percent of the Company’s fixed maturity securities were in U.S. government or U.S. government-sponsored agency securities.  This is down from approximately 35 percent at December 31, 2008 due to a significant amount of call activity on the Company’s U.S. government agency securities that occurred during 2009 due to the low interest rate environment.  As of December 31, 2009, the majority of the proceeds received from the called securities had been reinvested.  A variety of maturities are maintained in the Company’s investment portfolio to assure adequate liquidity.  The maturity structure of the fixed maturity securities is also established by the relative attractiveness of yields on short, intermediate and long-term securities.  The Company does not invest in high-yield, non-investment grade debt securities.  Any non-investment grade securities held by the Company are the result of rating downgrades subsequent to their purchase.

The Company invest for the long term and generally purchases fixed maturity securities intending to hold them to maturity.  Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At December 31, 2009, the Company had a net unrealized holding gain, net of deferred taxes, on its fixed maturity securities available-for-sale of $17,541,000, compared to a net unrealized holding loss of $5,468,000 at December 31, 2008.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries for corporate and U.S. government-sponsored agency securities.  Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

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

The Company participates in a securities lending program administered by Mellon Bank, N.A. whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time.  The Company receives a fee for each security loaned out under this program and requires initial collateral equal to 102 percent of the fair value of the loaned securities.  The collateral is primarily cash, but other forms of collateral are occasionally accepted, including letters of credit or U.S. Treasury securities.  The cash collateral is invested in a Delaware business trust that is managed by Mellon Bank.  In this trust, cash collateral funds of the Company are pooled with cash collateral funds of other security lenders administered by Mellon Bank, and these funds are invested in securities with high credit quality standards, maturity restrictions, and liquidity levels consistent with the short-term nature of securities lending transactions.  The acceptable investments include time deposits, commercial paper, floating rate notes, asset-backed floating rate notes, and repurchase agreements.  The earnings from this trust are used, in part, to pay the fee the Company receives for each security loaned under the program.  The Company has a slight risk of a minor loss associated with the collateral pool if the aggregate fair value of the collateral pool were to decline below the aggregate liability represented by the collateral, assuming all securities loaned and backed by the collateral pool were returned.  The Company had securities on loan with a fair value of $14,493,000 and $8,950,000 at December 31, 2009 and 2008, respectively.  Collateral held in connection with these loaned securities totaled $14,942,000 and $9,323,000 at December 31, 2009 and 2008, respectively.  Fluctuations in the amount of securities on loan are due to changes in demand for the type of securities the Company makes available to the program (primarily U.S. government agencies, U.S. treasuries and corporate bonds).  During the fourth quarter of 2009, management decided to discontinue its participation in the securities lending program and as a result, began to unwind the program.

The Company held $47,000 and $67,000 in minority ownership interests in limited partnerships and limited liability companies at December 31, 2009 and 2008, respectively.  The Company does not hold any other unregistered securities.

The Company’s cash balance was $279,000 and $183,000 at December 31, 2009 and 2008, respectively.

Employers Mutual contributed $17,000,000, $15,000,000 and $3,500,000 to its pension plan in 2009, 2008 and 2007, respectively, and plans to contribute approximately $25,000,000 to the pension plan in 2010.  The Company reimbursed Employers Mutual $5,204,000, $4,555,000 and $1,069,000 for its share of the pension contributions in 2009, 2008 and 2007, respectively.  Employers Mutual contributed $2,550,000, $12,200,000 and $3,800,000 to its postretirement benefit plans in 2009, 2008 and 2007, respectively, and expects to contribute approximately $2,750,000 to the postretirement benefit plans in 2010.  The Company reimbursed Employers Mutual $724,000, $3,495,000 and $1,083,000 for its share of the postretirement benefit plan contributions in 2009, 2008 and 2007, respectively.

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance and reinsurance company subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  All of the Company’s property and casualty insurance subsidiaries were well under this guideline at December 31, 2009.

The Company’s insurance subsidiaries are required to maintain a certain minimum level of surplus on a statutory basis, and are subject to regulations under which the payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities.  The Company’s insurance subsidiaries are also subject to Risk Based Capital (RBC) requirements that may further impact their ability to pay dividends.  RBC requirements attempt to measure minimum statutory capital needs based upon the risks in a company’s mix of products and investment portfolio.  At December 31, 2009, the Company’s insurance subsidiaries had total adjusted statutory capital of $327,244,000, which was well in excess of the minimum RBC requirement of $56,862,000.

The Company’s total cash and invested assets at December 31, 2009 and 2008 are summarized as follows:

	December 31, 2009
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities held-to-maturity	$410	$461	0.1%	$410
Fixed maturity securities available-for-sale	872,195	899,181	86.0	899,181
Equity securities available-for-sale	73,115	90,190	8.6	90,190
Cash	279	279	-	279
Short-term investments	55,390	55,390	5.3	55,390
Other long-term investments	47	47	-	47
	$1,001,436	$1,045,548	100.0%	$1,045,497

	December 31, 2008
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities held-to-maturity	$535	$573	0.1%	$535
Fixed maturity securities available-for-sale	830,231	821,819	85.1	821,819
Equity securities available-for-sale	75,026	88,372	9.2	88,372
Cash	182	182	-	182
Short-term investments	54,373	54,373	5.6	54,373
Other long-term investments	67	67	-	67
	$960,414	$965,386	100.0%	$965,348

The amortized cost and estimated fair value of fixed maturity and equity securities at December 31, 2009 were as follows:

($ in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$410	$51	$-	$461
Total securities held-to-maturity	$410	$51	$-	$461

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,739	$244	$-	$4,983
US government-sponsored agencies	151,441	1,011	2,037	150,415
Obligations of states and political subdivisions	380,606	15,605	4,445	391,766
Commercial mortgage-backed	75,564	6,828	-	82,392
Residential mortgage-backed	31,017	962	924	31,055
Other asset-backed	9,164	739	18	9,885
Corporate	219,664	10,284	1,263	228,685
Total fixed maturity securities	872,195	35,673	8,687	899,181

Equity securities:
Common stocks:
Financial services	7,448	3,276	57	10,667
Information technology	13,366	6,326	-	19,692
Healthcare	10,067	2,902	34	12,935
Consumer staples	6,324	768	49	7,043
Consumer discretionary	6,100	1,500	19	7,581
Energy	6,995	1,859	43	8,811
Industrials	5,239	684	96	5,827
Other	8,076	1,324	29	9,371
Non-redeemable preferred stocks	9,500	16	1,253	8,263
Total equity securities	73,115	18,655	1,580	90,190
Total securities available-for-sale	$945,310	$54,328	$10,267	$989,371

The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual.  Effective February 1, 2008, the interest rate on these surplus notes was increased from 3.09 percent to 3.60 percent.  Future reviews of the interest rate will be conducted by the Inter-Company Committees of the Boards of Directors of the Company and Employers Mutual every five years.  Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Prior to December 31, 2007, the Company’s reinsurance subsidiary had $11,000,000 of surplus notes issued to Employers Mutual.  These surplus notes were redeemed in the fourth quarter of 2007, along with accrued interest.  Total interest expense incurred on these surplus notes was $900,000, $889,000 and $1,111,000 in 2009, 2008 and 2007, respectively.  At December 31, 2009, the Company’s property and casualty insurance subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2009.

As of December 31, 2009, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations

The Company recorded “other-than-temporary” investment impairment losses totaling $10,108,000 on 34 equity securities and three fixed maturity securities during 2009, compared to $30,921,000 on 40 equity securities during 2008.  Impairment losses on the three fixed maturity securities totaled $2,657,000 and is attributed to a bankruptcy filing made by Great Lakes Chemical Corporation, now known as Chemtura Corporation ($2,220,000), a planned disposal of US Freightways Corporation securities ($350,000), and the determination of a credit loss (all contractual cash flows are not expected to be collected) on a residential mortgage-backed security ($87,000).  Included in the 2008 amount is $14,904,000 of impairment losses on the perpetual preferred stocks of Freddie Mac and Fannie Mae resulting from the U.S. government placing these companies under conservatorship.  The Company sold these perpetual preferred stocks during the fourth quarter of 2008 and recognized an additional loss of $141,000.

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

At December 31, 2009, the Company had unrealized losses on available-for-sale securities as presented in the table below.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities.  Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at December 31, 2009 (note, however, that this schedule does include a relatively small amount of unrealized losses on an “other-than-temporarily” impaired residential mortgage-backed security).  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $6,674,000, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of December 31, 2009.

	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$102,036	$2,037	$-	$-	$102,036	$2,037
Obligations of states and political subdivisions	83,488	3,832	6,314	613	89,802	4,445
Residential mortgage-backed	3,318	93	10,536	831	13,854	924
Other asset-backed	-	-	504	18	504	18
Corporate	43,994	685	18,831	578	62,825	1,263
Subtotal, fixed maturity securities	232,836	6,647	36,185	2,040	269,021	8,687

Equity securities:
Common stocks:
Financial services	1,093	57	-	-	1,093	57
Healthcare	1,550	34	-	-	1,550	34
Consumer staples	1,902	49	-	-	1,902	49
Consumer discretionary	407	19	-	-	407	19
Energy	1,502	43	-	-	1,502	43
Industrials	1,388	96	-	-	1,388	96
Other	2,078	29	-	-	2,078	29
Non-redeemable preferred stocks	-	-	5,247	1,253	5,247	1,253
Subtotal, equity securities	9,920	327	5,247	1,253	15,167	1,580
Total temporarily impaired securities	$242,756	$6,974	$41,432	$3,293	$284,188	$10,267

Following is a schedule of the maturity dates of the fixed maturity securities presented in the above table.  Note that this schedule includes only fixed maturity securities available-for-sale, as the Company does not have any fixed maturity securities held-to-maturity with unrealized losses.

($ in thousands)	Book value	Fair value	Gross unrealized loss
Due in one year or less	$-	$-	$-
Due after one year through five years	10,688	10,602	86
Due after five years through ten years	30,969	30,574	395
Due after ten years	221,273	213,991	7,282
Mortgage-backed securities	14,778	13,854	924
	$277,708	$269,021	$8,687

All non-investment grade fixed maturity securities held at December 31, 2009 (American Airlines, Weyerhaeuser Company and eight residential mortgage-backed securities) had an aggregate unrealized loss of $593,000.  The Company does not purchase non-investment grade securities.  Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.  The eight residential mortgage-backed securities that are new to this list in 2009 were the only securities on this list with unrealized losses at December 31, 2009.  These securities were part of the 2008 investment strategy that targeted high-quality residential mortgage-backed securities.

Following is a schedule of gross realized losses recognized in 2009 from the sale of securities and from “other-than-temporary” investment impairments.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.  This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc.

	Realized losses from sales			"Other-than-temporary" impairment losses	Total gross realized losses
($ in thousands)	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$650	$600	$50	$-	$50
Over three months to six months	-	-	-	-	-
Over six months to nine months	-	-	-	2,220	2,220
Over nine months to twelve months	-	-	-	-	-
Over twelve months	-	-	-	437	437
	$650	$600	$50	$2,657	$2,707

Equity securities:
Three months or less	$13,355	$12,212	$1,143	$2,526	$3,669
Over three months to six months	4,425	3,542	883	1,649	2,532
Over six months to nine months	2,926	2,331	595	2,444	3,039
Over nine months to twelve months	818	758	60	179	239
Over twelve months	330	281	49	653	702
	$21,854	$19,124	$2,730	$7,451	$10,181

The “other-than-temporary” impairment losses on fixed maturity securities are primarily from the impairment of Chemtura Corporation and US Freightways Corporation securities, both of which were subsequently sold during 2009 generating a net realized gain of $798,000.  The realized losses associated with securities that had been in an urealized loss position for over twelve months are primarily from “other-than-temporary” impairment losses recognized on three equity securities.

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

The following table reflects the Company’s contractual obligations as of December 31, 2009.  Included in the table are the estimated payments that the Company expects to make in the settlement of its loss reserves and with respect to its long-term debt.  One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All lease costs are included as expenses under the pooling agreement, after allocation of a portion of the expenses to the subsidiaries that do not participate in the pooling agreement.  Included in the following table is the Company’s current 30.0 percent aggregate participation percentage of all operating lease obligations of the parties to the pooling agreement.

	Payments due by period
	Total	Less than 1 year	1 - 3years	4 - 5 years	More than 5 years
Contractual obligations	($ in thousands)
Loss and settlement expense reserves (1)	$556,152	$214,740	$204,365	$80,819	$56,228
Long-term debt (2)	25,000	-	-	-	25,000
Interest expense on long-term debt (3)	9,000	900	1,800	1,800	4,500
Real estate operating leases	7,517	1,226	2,108	1,662	2,521
Total	$597,669	$216,866	$208,273	$84,281	$88,249
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

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $1,236,000 and $1,506,000 and related premium tax offsets of $692,000 and $936,000 have been accrued as of December 31, 2009 and 2008, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ a worker with a pre-existing disability.  Estimated second-injury fund assessments of $1,709,000 and $1,576,000 have been accrued as of December 31, 2009 and 2008, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of these annuities was $1,712,000 at December 31, 2009.  The Company has a contingent liability of $1,712,000 at December 31, 2009 should the issuers of these annuities fail to perform.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.  The Company’s share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries’ aggregate policyholders’ surplus.

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

Interest rate risk (inclusive of credit spreads) includes the price sensitivity of a fixed maturity security to changes in interest rates, and the affect on future earnings from short-term investments and maturing long-term investments given a change in interest rates.  The following table illustrates the sensitivity of the Company’s fixed maturity securities available-for-sale to hypothetical changes in market rates and prices.

($ in thousands)	Estimated fair value at December 31, 2009	Hypothetical change in interest rate (bp=basis points)	Estimated fair value after hypothetical change in interest rate	Hypothetical percentage increase (decrease) in Stockholders' Equity

Fixed maturity securities:
U.S. treasury	$4,983	200 bp decrease	$5,108	0.02%
		100 bp decrease	5,043	0.01
		100 bp increase	4,923	(0.01)
		200 bp increase	4,863	(0.02)

U.S. government-sponsored agencies	$150,415	200 bp decrease	$158,688	1.57%
		100 bp decrease	155,980	1.06
		100 bp increase	139,736	(2.03)
		200 bp increase	128,304	(4.20)

Obligations of states and political subdivisions	$391,766	200 bp decrease	$452,881	11.60%
		100 bp decrease	424,283	6.17
		100 bp increase	356,899	(6.62)
		200 bp increase	324,774	(12.72)

Commercial mortgage-backed	$82,392	200 bp decrease	$88,077	1.08%
		100 bp decrease	85,111	0.52
		100 bp increase	79,755	(0.50)
		200 bp increase	77,284	(0.97)

Residential mortgage-backed	$31,055	200 bp decrease	$33,850	0.53%
		100 bp decrease	32,701	0.31
		100 bp increase	29,223	(0.35)
		200 bp increase	27,453	(0.68)

Other asset-backed	$9,885	200 bp decrease	$11,051	0.22%
		100 bp decrease	10,439	0.11
		100 bp increase	9,371	(0.10)
		200 bp increase	8,906	(0.19)

Corporate	$228,685	200 bp decrease	$251,096	4.25%
		100 bp decrease	240,119	2.17
		100 bp increase	217,251	(2.17)
		200 bp increase	206,503	(4.21)

Total fixed maturity securities	$899,181	200 bp decrease	$1,000,751	19.27%
		100 bp decrease	953,676	10.35
		100 bp increase	837,158	(11.78)
		200 bp increase	778,087	(22.99)

The Company monitors interest rate risk through the analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter term instruments given the results of interest rate simulations and judgments of cash flow needs.  The effective duration of the Company’s fixed maturity portfolio at December 31, 2009 was 6.12 years.

The valuation of the Company’s marketable equity portfolio is subject to equity price risk.  In general, equities have more year-to-year price variability than bonds.  However, returns from equity securities have been consistently higher over longer time frames.  The Company invests in a diversified portfolio of readily marketable equity securities.  A hypothetical 10 percent decrease in the S&P 500 index as of December 31, 2009 would result in a corresponding pre-tax decrease in the fair value of the Company’s equity portfolio of approximately $8,193,000.

Fixed maturity securities held by the Company generally have an investment quality rating of “A” or better by independent rating agencies.  The following table shows the composition of the Company’s fixed maturity securities, by rating, as of December 31, 2009.

	Securities held-to-maturity (at amortized cost)		Securities available-for-sale (at fair value)
($ in thousands)	Amount	Percent	Amount	Percent
Rating:
AAA	$410	100.0%	$287,073	31.9%
AA	-	-	328,533	36.5
A	-	-	207,429	23.1
BAA	-	-	64,842	7.2
BA	-	-	8,504	1.0
B	-	-	2,800	0.3
Total fixed maturities	$410	100.0%	$899,181	100.0%

As of December 31, 2009, the Company held approximately $202,040,000 of municipal securities that are enhanced by financial guaranty insurers, which represents approximately 22.5 percent of the Company’s total fixed maturity portfolio.  Municipal securities insurance guarantees the payment of principal and interest if the issuer defaults.  The credit rating of insurance enhanced municipal securities is usually based on the credit rating of the insurer.  These securities have an average rating of “AA”.  Approximately $41,217,000 of the securities have been pre-refunded, which means that funds have been set aside in escrow to satisfy the future interest and principal obligations of the security.  A summary of the financial guaranty insurers backing the Company’s insurance enhanced municipal securities, including the pre-refunded bonds that are escrowed, is as follows.

($ in thousands)	Total	Pre-refunded securities	Exposure net of pre-refunded securities
Ambac Financial Group, Inc.	$36,883	$8,954	$27,929
Assured Guaranty Corp. (FSA)	30,068	-	30,068
Financial Guaranty Ins. Co.	9,349	4,067	5,282
Financial Guaranty Ins. Co. (FGRMB)	20,188	-	20,188
PSF - Texas Permanent School Fund	40,010	11,690	28,320
MBIA Inc.	58,420	15,875	42,545
Other	7,122	631	6,491
Total Guaranteed	$202,040	$41,217	$160,823

The following table shows the total fair value of the Company’s municipal securities by rating, both with and without insurance enhancement.

($ in thousands)	With insurance enhancements	Without insurance enhancements
Rating:
AAA	$53,935	$8,553
AA	104,818	129,812
A	42,821	57,272
BAA	466	-
No rating	-	6,403
Total	$202,040	$202,040

The Company has no insurance enhanced asset-backed securities.  As of December 31, 2009, the Company had no direct investment in the entities that provided financial guarantees to any security held by the Company.

Ratings for preferred stocks and fixed maturity securities with initial maturities greater than one year are assigned by nationally recognized statistical rating organizations (referred to generically as NRSROs, which includes such organizations as Moody’s Investor’s Services, Inc., Standard and Poor, etc.).  The NRSROs’ rating processes seek to evaluate the quality of a security by examining the factors that affect returns to investors.  NRSROs’ ratings are based on quantitative and qualitative factors, as well as the economic, social and political environment in which the issuing entity exists.  The quantitative factors include debt coverage, sales and income growth, cash flows and liquidity ratios.  Qualitative factors include management quality, access to capital markets and the quality of earnings and balance sheet items.  Ratings for securities with initial maturities less than one year are based on ratings of NRSROs, or the credit rating of the issuer’s parent company.  For further discussion of credit risk and related topics (impairment losses on equity securities, residential mortgage-backed securities, unrealized losses in the investment portfolios, and non-investment grade securities held by the Company) see the section entitled "Investment Impairments and Considerations” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Prepayment risk refers to changes in prepayment patterns that can shorten or lengthen the expected timing of principal repayments and thus the average life and the effective yield of a security.  Such risk exists primarily within the portfolio of mortgage-backed securities.  Prepayment risk is monitored regularly through the analysis of interest rate simulations.  At December 31, 2009, the effective duration of the mortgage-backed securities is 3.9 years with an average life of 4.0 years and a yield to maturity of 6.2 percent.  At December 31, 2008, the effective duration of the mortgage-backed securities was 6.7 years, with an average life of 5.3 years and a yield to maturity of 5.7 percent.

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

NEW ACCOUNTING PRONOUNCEMENTS

The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB ASC.  The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made.  However, when referring to guidance issued by the FASB, the Company now refers to topics in the ASC rather than the previous FASB Statement numbers, Interpretations, Staff Positions, etc.  This change was made effective by the FASB for periods ending on or after September 15, 2009.  References to GAAP in this Form 10-K have been updated to reflect guidance in the Codification.

In May 2009, the FASB updated its guidance related to the Subsequent Events Topic 855 of the FASB ASC (issued as SFAS No. 165, “Subsequent Events”), which sets forth the period after the balance sheet date during which management shall evaluate events or transactions for potential recognition or disclosure, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date, and disclosures to make about events or transactions that occur after the balance sheet date.  This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009.  In February 2010, the FASB updated its guidance related to the Subsequent Events Topic 855, which removed the requirement to disclose the date through which subsequent events were evaluated for Securities and Exchange Commission filers.  This pronouncement was effective immediately.  Adoption of this pronouncement had no effect on the consolidated financial position or operating results of the Company.

The Fair Value Measurements and Disclosures Topic 820 of the FASB ASC has undergone substantial changes in recent years, including the issuance of several pronouncements predating the Codification.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defined fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements.  These requirements were effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted this pronouncement effective January 1, 2008, which resulted in additional disclosures, but no impact on the Company’s consolidated financial position or operating results.  In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active,” which was followed in April 2009 by FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  Both of these pronouncements were intended to clarify the determination of fair value in markets that are not, at the measurement date, providing fair values representative of orderly transactions.  Adoption of these pronouncements had no effect on the consolidated financial position or operating results of the Company.

In April 2009, the FASB updated its guidance related to the Investments-Debt and Equity Securities Topic 310 of the FASB ASC (issued as Staff Position (FSP) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”).  This pronouncement established guidance for evaluating “other-than-temporary” impairments for fixed maturity securities, and required changes to the financial statement presentation and disclosure of fixed maturity and equity security “other-than-temporary” impairments.  Included is a requirement that the evaluation of an impaired fixed maturity security include an assessment of whether the entity has the intent to sell the security and if it is more likely than not to be required to sell the security before recovery of its amortized cost basis.  In addition, if the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered “other-than-temporarily” impaired.  The portion of the impairment related to a credit loss is recognized through earnings and the impairment related to other factors is recognized through “other comprehensive income”.  This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009.  A cumulative effect adjustment from retained earnings to “accumulated other comprehensive income” was required for previously “other-than-temporarily” impaired fixed maturity securities still owned that had a non-credit component of the loss as of the date of adoption.  The Company adopted this pronouncement in the second quarter of 2009.  For further discussion of this statement, see Note 1 of the Consolidated Financial Statements.

In April 2009, the FASB updated its guidance related to the Financial Instruments Topic 825 of the FASB ASC (issued as FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”).  This pronouncement established quarterly disclosure requirements in interim financial statements of the fair value disclosures that were previously only required annually.  This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009.  Adoption resulted in the addition of quarterly fair value disclosures, but had no effect on the consolidated financial position or operating results of the Company.

In December 2008, the FASB updated its guidance related to the Compensation-Retirement Benefits Topic 715 of the FASB ASC (issued as FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”).  This pronouncement established guidance on employers’ disclosures about plan assets of defined benefit pension or other postretirement plans, and was intended to address a lack of transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plans.  The plan asset disclosures required are effective for fiscal years ending after December 15, 2009.  Adoption resulted in additional disclosures, but had no effect on the consolidated financial position or operating results of the Company.

In December 2007, the FASB updated its guidance related to the Business Combinations Topic 805 of the FASB ASC (issued as SFAS No. 141 (revised 2007), “Business Combinations,” a replacement of SFAS No. 141, “Business Combinations”).  This pronouncement retained the fundamental requirements of the acquisition method of accounting (previously referred to as “purchase method”) to be used for all business combinations, and was to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Adoption of this statement had no effect on the consolidated financial position or operating results of the Company.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management believes that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.

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

The Board of Directors and Stockholders
EMC Insurance Group Inc.

We have audited EMC Insurance Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EMC Insurance Group Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, EMC Insurance Group Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of EMC Insurance Group Inc. and Subsidiaries and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 15, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
EMC Insurance Group Inc.

We have audited the accompanying consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMC Insurance Group Inc. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for other-than-temporary impairments effective April 1, 2009 and for the accounting for its pension and other post-retirement benefits effective January 1, 2008.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), EMC Insurance Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 15, 2010

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost (fair value $460,877 and $572,852)	$410,005	$534,759
Securities available-for-sale, at fair value (amortized cost $858,129,177 and $821,306,951)	884,688,114	812,868,835
Fixed maturity securities on loan:
Securities available-for-sale, at fair value (amortized cost $14,065,597 and $8,923,745)	14,492,872	8,950,052
Equity securities available-for-sale, at fair value (cost $73,114,920 and $75,025,666)	90,189,979	88,372,207
Other long-term investments, at cost	47,083	66,974
Short-term investments, at cost	55,390,096	54,373,082
Total investments	1,045,218,149	965,165,909

Balances resulting from related party transactions with
Employers Mutual:
Reinsurance receivables	30,544,558	36,355,047
Prepaid reinsurance premiums	5,112,386	4,157,055
Deferred policy acquisition costs	36,650,628	34,629,429
Other assets	2,058,189	2,534,076

Cash	278,534	182,538
Accrued investment income	11,082,132	12,108,129
Accounts receivable	1,611,740	23,041
Income taxes recoverable	-	11,859,539
Deferred income taxes	15,044,357	30,819,592
Goodwill	941,586	941,586
Securities lending collateral	14,941,880	9,322,863
Other assets	2,303,654	-
Total assets	$1,165,787,793	$1,108,098,804

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
LIABILITIES
Balances resulting from related party transactions with
Employers Mutual:
Losses and settlement expenses	$553,787,770	$573,031,853
Unearned premiums	159,486,096	154,446,205
Other policyholders' funds	7,918,665	6,418,870
Surplus notes payable	25,000,000	25,000,000
Indebtedness to related party	13,488,724	20,667,196
Employee retirement plans	18,176,720	19,331,007
Other liabilities	20,335,197	16,964,452

Losses and settlement expenses	2,363,807	-
Income taxes payable	5,488,760	-
Securities lending obligation	14,941,880	9,322,863
Other liabilities	2,382,489	-
Total liabilities	823,370,108	825,182,446

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 13,114,481 shares in 2009 and 13,267,668 shares in 2008	13,114,481	13,267,668
Additional paid-in capital	92,804,282	95,639,349
Accumulated other comprehensive income (loss):
Net unrealized losses on fixed maturity securities with "other-than-temporary" impairments	(104,847)	-
Other net unrealized gains	28,744,673	3,207,576
Employee retirement plans	(12,587,484)	(13,137,688)
Total accumulated other comprehensive income (loss)	16,052,342	(9,930,112)
Retained earnings	220,446,580	183,939,453
Total stockholders' equity	342,417,685	282,916,358
Total liabilities and stockholders' equity	$1,165,787,793	$1,108,098,804

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

All balances presented below, with the exception of net investment income, realized investment gains (losses) and income tax expense (benefit), and other items specifically identified, are the result of related party transactions with Employers Mutual.

	Year ended December 31,
	2009	2008	2007
REVENUES
Premiums earned:
Related party transactions	$380,315,958	$389,317,798	$393,059,397
Other transactions	3,694,943	-	-
Total premiums earned	384,010,901	389,317,798	393,059,397
Investment income, net	47,759,306	48,403,373	48,481,987
Net realized investment gains, excluding impairment losses on available-for-sale securities	28,030,648	6,465,320	5,000,367
Total "other-than-temporary" impairment losses on available-for-sale securities	(10,269,680)	(30,920,859)	(1,276,578)
Portion of impairment losses on fixed maturity available-for-sale securities recognized in other comprehensive income (before taxes)	161,303	-	-
Net impairment losses on available-for-sale securities	(10,108,377)	(30,920,859)	(1,276,578)
Net realized investment gains (losses)	17,922,271	(24,455,539)	3,723,789
Other income	755,178	626,499	544,422
	450,447,656	413,892,131	445,809,595
LOSSES AND EXPENSES
Losses and settlement expenses:
Related party transactions	246,218,424	294,265,293	247,839,181
Other transactions	2,531,035	-	-
Total losses and settlement expenses	248,749,459	294,265,293	247,839,181
Dividends to policyholders	9,090,655	5,822,521	7,632,714
Amortization of deferred policy acquisition costs:
Related party transactions	87,087,782	87,863,949	88,730,235
Other transactions	904,967	-	-
Total amortization of deferred policy acquisition costs	87,992,749	87,863,949	88,730,235
Other underwriting expenses	39,016,979	33,698,721	39,330,006
Interest expense	900,000	889,375	1,111,469
Other expense:
Related party transactions	2,200,795	1,642,326	2,247,301
Other transactions	(27,798)	-	-
Total other expense	2,172,997	1,642,326	2,247,301
	387,922,839	424,182,185	386,890,906
Income (loss) before income tax expense (benefit)	62,524,817	(10,290,054)	58,918,689

INCOME TAX EXPENSE (BENEFIT)
Current	15,716,019	(8,048,404)	15,426,959
Deferred	1,438,184	(536,277)	1,013,695
	17,154,203	(8,584,681)	16,440,654
Net income (loss)	$45,370,614	$(1,705,373)	$42,478,035
Net income (loss) per common share - basic and diluted	$3.44	$(0.13)	$3.09
Average number of common shares outstanding - basic and diluted	13,207,105	13,534,147	13,762,663

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2009	2008	2007

Net income (loss)	$45,370,614	$(1,705,373)	$42,478,035

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on investment securities, before deferred income tax expense (benefit)	56,362,613	(80,021,357)	19,061,343
Deferred income tax expense (benefit)	19,726,915	(28,007,475)	6,671,470
	36,635,698	(52,013,882)	12,389,873

Reclassification adjustment for realized investment (gains) losses included in net income (loss), before income tax (expense) benefit	(17,074,771)	24,455,539	(3,720,964)
Income tax (expense) benefit	(5,976,170)	8,559,439	(1,302,337)
	(11,098,601)	15,896,100	(2,418,627)

Change in unrealized holding gains on fixed maturity securities with "other-than-temporary" impairment,before deferred income tax expense	1,676,197	-	-
Deferred income tax expense	586,669	-	-
	1,089,528	-	-

Reclassification adjustment for realized investment gains from disposals of fixed maturity securities with "other-than-temporary" impairment included in net income (loss), before income tax expense	(847,500)	-	-
Income tax expense	(296,625)	-	-
	(550,875)	-	-

Adjustments associated with Employers Mutual's retirement benefit plans, before deferred income tax expense (benefit):
Net actuarial gain (loss)	1,290,887	(25,231,745)	5,865,615
Prior service (cost) credit	(444,421)	(503,910)	6,527,855
	846,466	(25,735,655)	12,393,470
Deferred income tax expense (benefit)	296,262	(9,007,478)	4,337,715
	550,204	(16,728,177)	8,055,755

Other comprehensive income (loss)	26,625,954	(52,845,959)	18,027,001

Total comprehensive income (loss)	$71,996,568	$(54,551,332)	$60,505,036

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year ended December 31,
	2009	2008	2007
COMMON STOCK
Beginning of year	$13,267,668	$13,777,880	$13,741,663
Issuance of common stock through Employers Mutual's stock option plans	17,383	55,351	36,217
Repurchase of common stock	(170,570)	(565,563)	-
End of year	13,114,481	13,267,668	13,777,880

ADDITIONAL PAID-IN CAPITAL
Beginning of year	95,639,349	108,030,228	107,016,563
Issuance of common stock through Employers Mutual's stock option plans	301,489	1,073,485	812,724
Increase in additional paid-in capital resulting from stock-based compensation expense associated with Employers Mutual's stock option plans allocated to the Company	282,528	232,318	200,941
Repurchase of common stock	(3,419,084)	(13,696,682)	-
End of year	92,804,282	95,639,349	108,030,228

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of year	(9,930,112)	42,961,904	24,934,903
Cumulative effect adjustment resulting from adoption of ASC Topic 310 impairment loss provision, net of deferred income taxes	(643,500)	-	-
Change in unrealized gains (losses) on investment securities, net of deferred income taxes	25,537,097	(36,117,782)	9,971,246
Change in unrealized gains on fixed maturity securities with "other-than-temporary" impairment, net of deferred income taxes	538,653	-	-
Adjustments associated with Employers Mutual's retirement benefit plans, net of deferred income taxes:
Change in funded status	550,204	(16,728,177)	8,055,755
Adoption of ASC Topic 715 measurement date provision	-	(46,057)	-
End of year	16,052,342	(9,930,112)	42,961,904

RETAINED EARNINGS
Beginning of year	183,939,453	195,581,980	162,601,193
Adjustment resulting from adoption of ASC Topic 715 measurement date provision, net of deferred income taxes	-	(205,751)	-
Net income (loss)	45,370,614	(1,705,373)	42,478,035
Dividends paid to public stockholders ($.72, $.72, $.69 per share in 2009, 2008 and 2007)	(3,856,533)	(4,080,949)	(4,127,246)
Dividends paid to Employers Mutual ($.72, $.72, $.69 per share in 2009, 2008 and 2007)	(5,650,454)	(5,650,454)	(5,370,002)
Cumulative effect adjustment resulting from adoption of ASC Topic 310 impairment loss provision, net of deferred income taxes	643,500	-	-
End of year	220,446,580	183,939,453	195,581,980

Total stockholders' equity	$342,417,685	$282,916,358	$360,351,992

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$45,370,614	$(1,705,373)	$42,478,035

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Balances resulting from related party transactions with Employers Mutual:
Losses and settlement expenses	(19,244,083)	21,429,847	3,054,024
Unearned premiums	5,039,891	(3,710,478)	2,502,884
Other policyholders' funds	1,499,795	(1,854,317)	952,651
Indebtedness to related party	(7,178,472)	14,748,800	(12,702,955)
Employee retirement plans	(307,821)	(5,899,941)	1,596,649
Reinsurance receivables	5,810,489	(3,082,642)	4,533,164
Prepaid reinsurance premiums	(955,331)	308,781	341,986
Commission payable	(179,246)	(2,391,417)	(1,936,492)
Interest payable	10,625	116,875	(339,900)
Deferred policy acquisition costs	(2,021,199)	58,375	(1,025,396)
Stock-based compensation plans	282,528	232,318	97,734
Other, net	4,082,250	(2,914,152)	1,706,128

Accrued investment income	1,025,997	(820,124)	75,809
Accrued income tax:
Current	17,348,299	(8,232,206)	(1,706,709)
Deferred	1,438,184	(536,277)	1,013,695
Net realized investment (gains) losses	(17,922,271)	24,455,539	(3,723,789)
Losses and settlement expenses	2,363,807	-	-
Accounts receivable	(1,588,699)	58,100	123,905
Amortization of premium/discount on fixed maturity securities	(759,488)	422,783	820,215
	(11,254,745)	32,389,864	(4,616,397)
Net cash provided by operating activities	$34,115,869	$30,684,491	$37,861,638

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year ended December 31,
	2009	2008	2007
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities held-to-maturity	$125,104	$102,708	$5,046,674
Purchases of fixed maturity securities available-for-sale	(394,329,176)	(334,445,914)	(176,793,575)
Disposals of fixed maturity securities available-for-sale	353,055,272	329,392,042	146,978,045
Purchases of equity securities available-for-sale	(58,392,638)	(49,809,546)	(70,986,257)
Disposals of equity securities available-for-sale	79,296,458	47,903,365	53,730,914
Disposals of other long-term investments	19,891	35,014	450,215
Net (purchases) sales of short-term investments	(1,017,015)	(1,077,773)	23,427,342
Net cash used in investing activities	(21,242,104)	(7,900,104)	(18,146,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Balances resulting from related party transactions with Employers Mutual:
Issuance of common stock through Employers Mutual's stock option plans	318,872	1,128,836	848,941
Dividends paid to Employers Mutual	(5,650,454)	(5,650,454)	(5,370,002)
Redemption of surplus note	-	-	(11,000,000)

Repurchase of common stock	(3,589,654)	(14,262,245)	-
Dividends paid to public stockholders	(3,856,533)	(4,080,949)	(4,127,246)
Net cash used in financing activities	(12,777,769)	(22,864,812)	(19,648,307)

NET INCREASE (DECREASE) IN CASH	95,996	(80,425)	66,689
Cash at the beginning of the year	182,538	262,963	196,274

Cash at the end of the year	$278,534	$182,538	$262,963

Income taxes (received) paid	$(1,632,280)	$172,823	$17,125,274
Interest paid	$889,375	$782,402	$1,459,964

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The Company has evaluated all subsequent events through the date the financial statements were issued.

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

Certain commercial lines of business, primarily workers’ compensation, are eligible for policyholder dividends in accordance with provisions of the underlying insurance policies.  Net premiums written subject to policyholder dividends represented approximately 60 percent of the Company’s total net premiums written in 2009.  Policyholder dividends are accrued over the terms of the underlying policies.

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

Investments

Securities classified as held-to-maturity are purchased with the intent and ability to be held to maturity and are carried at amortized cost.  Unrealized holding gains and losses on securities held-to-maturity are not reflected in the financial statements.  All other securities have been classified as securities available-for-sale and are carried at fair value, with unrealized holding gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, net of deferred income taxes.  Other long-term investments represent minor ownership interests in limited partnerships and limited liability companies and are carried at cost.  Short-term investments represent money market funds, U.S. Treasury bills and commercial paper that are carried at cost, which approximates fair value.

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

Premiums and discounts on fixed maturity securities are amortized over the life of the security as an adjustment to yield using the effective interest method.  Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  Included in investments at December 31, 2009 and 2008 are securities on deposit with various regulatory authorities as required by law amounting to $11,725,251 and $11,692,234, respectively.

The Company regularly monitors its investments that have a fair value that is less than the carrying value for indications of “other-than-temporary” impairment.  Several factors are used to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to (1) the security’s value and performance in the context of the overall markets, (2) length of time and extent the security’s fair value has been below carrying value, (3) key corporate events, and (4) for equity securities, the ability and intent to hold the security until recovery to its cost basis.  Prior to April 1, 2009, the Company’s ability and intent to hold fixed maturity securities in an unrealized loss position until recovery was also considered  in the determination of “other-than-temporary” impairments.

In April 2009, the Financial Accounting Standards Board (FASB) updated its guidance related to the Investments-Debt and Equity Securities Topic 310 of the FASB Accounting Standards CodificationTM (Codification or ASC) (issued as Staff Position (FSP) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”).  This pronouncement established guidance for evaluating “other-than-temporary” impairments for fixed maturity securities, and required changes to the financial statement presentation and disclosure of fixed maturity and equity security “other-than-temporary” impairments.  Included is a requirement that the evaluation of an impaired fixed maturity security include an assessment of whether the entity has the intent to sell the security and if it is more likely than not to be required to sell the security before recovery of its amortized cost basis.  In addition, if the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered “other-than-temporarily” impaired.  The portion of the impairment related to a credit loss is recognized through earnings and the impairment related to other factors is recognized through “other comprehensive income”.  This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009.  A cumulative effect adjustment from retained earnings to “accumulated other comprehensive income” was required for previously “other-than-temporarily” impaired fixed maturity securities still owned that had a non-credit component of the loss as of the date of adoption.  Adoption resulted in a cumulative effect adjustment to increase retained earnings and decrease “accumulated other comprehensive income” by $643,500, net of tax.  Adoption also resulted in additional disclosures for fixed maturity and equity securities.

When an equity security is deemed “other-than-temporarily” impaired, the carrying value is reduced to fair value and a realized loss is recognized and charged to income.

The Company participates in a securities lending program administered by Mellon Bank, N.A. whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time.  The Company receives a fee for each security loaned out under this program and requires initial collateral equal to 102 percent of the fair value of the loaned securities.  The collateral is primarily cash, but other forms of collateral are occasionally accepted, including letters of credit or U.S. Treasury securities.  The cash collateral is invested in a Delaware business trust that is managed by Mellon Bank.  In this trust, cash collateral funds of the Company are pooled with cash collateral funds of other security lenders administered by Mellon Bank, and these funds are invested in securities with high credit quality standards, maturity restrictions, and liquidity levels consistent with the short-term nature of securities lending transactions.  The acceptable investments include time deposits, commercial paper, floating rate notes, asset-backed floating rate notes, and repurchase agreements.  The earnings from this trust are used, in part, to pay the fee the Company receives for each security loaned under the program.  The Company has a slight risk of a minor loss associated with the collateral pool if the aggregate fair value of the collateral pool were to decline below the aggregate liability represented by the collateral, assuming all securities loaned and backed by the collateral pool were returned.  The securities on loan to others are segregated from the other invested assets on the Company’s balance sheet.  In accordance with relevant accounting literature, the collateral held by the Company is accounted for as a secured borrowing and is recorded as an asset on the Company’s balance sheet, with a corresponding liability reflecting the Company’s obligation to return this collateral upon the return of the loaned securities.  During the fourth quarter of 2009, management decided to discontinue its participation in the securities lending program and as a result, began to unwind the program.

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

Stock-Based Compensation

The Company has no stock-based compensation plans of its own; however, Employers Mutual has several stock plans that utilize the common stock of the Company.  The Company receives the current fair value for all shares issued under these plans.  Employers Mutual also has a stock appreciation rights (SAR) agreement in effect with an executive officer of the Company.  The SAR agreement is based upon the market price of the Company’s common stock, and because it will be settled in cash it is considered to be a liability-classified award.  A portion of the compensation expense recognized by Employers Mutual, as the requisite service period for granted options and SARs is rendered, is allocated to the Company’s property and casualty insurance subsidiaries though their participation in the pooling agreement (see note 2).  Because a portion of Employers Mutual’s stock compensation expense is reflected in the Company’s financial statements and issuances of the Company’s stock under Employers Mutual’s stock option plans have an impact on the Company’s capital accounts, the disclosures required by FASB ASC Topic 718 are included in the Company’s consolidated financial statements.

Employee Retirement Plans

Employers Mutual has various employee retirement plans including a defined benefit retirement plan, a supplemental retirement plan, and two postretirement benefit plans that provide retiree healthcare and life insurance coverage.  Although the Company has no employees of its own, it is responsible for its share of the expenses and related prepaid assets and liabilities of these plans as determined under the terms of the pooling agreement, and the costs allocated by Employers Mutual to subsidiaries that do not participate in the pooling agreement (see note 2).  Accordingly, the Company recognizes its share of the funded status of Employers Mutual’s defined benefit retirement and other postretirement plans as a net asset or liability on the balance sheet, with changes in the funded status of the plans recognized through “other comprehensive income.”

Effective January 1, 2008, the Company adopted the measurement date provision of the Compensation-Retirement Benefits Topic 715 of the FASB ASC.  This provision was a part of the originally issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This pronouncement included a requirement, which was effective for fiscal years ending after December 15, 2008, to measure the plans’ assets and obligations as of the end of the employer’s fiscal year.   This pronouncement provided two approaches to measure the adjustment from a previously reported non-fiscal year-end measurement date to a fiscal year-end measurement date, both of which required the adjustment be recorded to beginning retained earnings and “accumulated other comprehensive income”, as applicable.  The Company elected to apply the approach under which the Company’s previous November 1, 2007 measurement date was used to obtain the adjustment for the two month transition period.  As a result, on January 1, 2008, the Company recorded a $205,751 decrease to retained earnings and a $46,057 decrease to “accumulated other comprehensive income” to record the net periodic cost associated with the two month transition period.

Foreign Currency Transactions

Included in the underlying reinsurance business assumed by Employers Mutual and EMC Reinsurance Company are reinsurance transactions conducted with foreign cedants denominated in their local functional currencies.  In accordance with the terms of the quota share agreement (see note 2), the reinsurance subsidiary assumes all foreign currency exchange gains/losses associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement.  The assets and liabilities resulting from these foreign reinsurance transactions are reported in U.S. dollars based on the foreign currency exchange rates that existed at the balance sheet dates.  The foreign currency exchange rate gains/losses reported in the consolidated statements of income that resulted from these foreign reinsurance transactions are reported in U.S. dollars measured at the foreign currency exchange rates that existed at the inception of each reinsurance contract.  The foreign currency exchange rate gains/losses resulting from these re-measurements to U.S. dollars are reported as other income/expense in the consolidated statements of income.

Net Income Per Share - Basic and Diluted

The Company’s basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period.  As previously noted, the Company receives the current fair value for all shares issued under Employers Mutual’s stock plans.  As a result, the Company had no potential common shares outstanding during 2009, 2008 and 2007 that would have been dilutive to the calculation of net income per share.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries.  Goodwill is not amortized, but is subject to annual impairment testing to determine if the carrying value of the goodwill exceeds the estimated fair value of net assets.  If the carrying amount of the subsidiary (including goodwill) exceeds the computed fair value, an impairment loss is recognized through earnings equal to the excess amount, but not greater than the balance of the goodwill.  An annual impairment test is completed in the fourth quarter of each year and goodwill was not deemed to be impaired in 2009, 2008 or 2007.

New Accounting Pronouncements

The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB ASC.  The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made.  However, when referring to guidance issued by the FASB, the Company now refers to topics in the ASC rather than the previous FASB Statement numbers, Interpretations, Staff Positions, etc.  This change was made effective by the FASB for periods ending on or after September 15, 2009.  References to GAAP in this Form 10-K have been updated to reflect guidance in the Codification.

In May 2009, the FASB updated its guidance related to the Subsequent Events Topic 855 of the FASB ASC (issued as SFAS No. 165, “Subsequent Events”), which sets forth the period after the balance sheet date during which management shall evaluate events or transactions for potential recognition or disclosure, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date, and disclosures to make about events or transactions that occur after the balance sheet date.  This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009.  In February 2010, the FASB updated its guidance related to the Subsequent Events Topic 855 of the FASB, which removed the requirement to disclose the date through which subsequent events were evaluated for Securities and Exchange Commission filers.  This pronouncement was effective immediately.  Adoption of this pronouncement had no effect on the consolidated financial position or operating results of the Company.

The Fair Value Measurements and Disclosures Topic 820 of the FASB ASC has undergone substantial changes in recent years, including the issuance of several pronouncements predating the Codification.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defined fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements.  These requirements were effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted this pronouncement effective January 1, 2008, which resulted in additional disclosures, but no impact on the Company’s consolidated financial position or operating results.  In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active,” which was followed in April 2009 by FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  Both of these pronouncements were intended to clarify the determination of fair value in markets that are not, at the measurement date, providing fair values representative of orderly transactions.  Adoption of these pronouncements had no effect on the consolidated financial position or operating results of the Company.

In April 2009, the FASB updated its guidance related to the Financial Instruments Topic 825 of the FASB ASC (issued as FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”).  This pronouncement established quarterly disclosure requirements in interim financial statements of the fair value disclosures that were previously only required annually.  This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009.  Adoption resulted in the addition of quarterly fair value disclosures, but had no effect on the consolidated financial position or operating results of the Company.

In December 2008, the FASB updated its guidance related to the Compensation-Retirement Benefits Topic 715 of the FASB ASC (issued as FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”).  This pronouncement established guidance on employers’ disclosures about plan assets of defined benefit pension or other postretirement plans, and was intended to address a lack of transparency surrounding the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plans.  The plan asset disclosures required are effective for fiscal years ending after December 15, 2009.  Adoption resulted in additional disclosures, but had no effect on the consolidated financial position or operating results of the Company.

In December 2007, the FASB updated its guidance related to the Business Combinations Topic 805 of the FASB ASC (issued as SFAS No. 141 (revised 2007), “Business Combinations,” a replacement of SFAS No. 141, “Business Combinations”).  This pronouncement retained the fundamental requirements of the acquisition method of accounting (previously referred to as “purchase method”) to be used for all business combinations, and was to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Adoption of this statement had no effect on the consolidated financial position or operating results of the Company.

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

Premiums assumed by the reinsurance subsidiary from Employers Mutual amounted to $72,206,486, $73,617,740 and $71,002,733 in 2009, 2008 and 2007, respectively.  It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business.  Commissions paid by the reinsurance subsidiary to Employers Mutual amounted to $14,111,273, $15,766,979 and $17,386,129 in 2009, 2008 and 2007, respectively.

Employers Mutual retains 10.5 percent of the net assumed premiums written subject to cession to the reinsurance subsidiary as compensation for the $2,000,000 cap on losses assumed per event, which totaled $8,471,152, $8,636,718 and $8,329,929 in 2009, 2008 and 2007, respectively.  Employers Mutual retained losses and settlement expenses in excess of the $2,000,000 cap totaling ($7,467) in 2009, $11,195,887 in 2008 and ($52,664) in 2007.

As a result of regulatory changes in Germany, Employers Mutual ceased being an approved reinsurer in Germany beginning January 1, 2009.  To avoid the loss of this assumed reinsurance business, the Company’s reinsurance subsidiary began writing this business on a direct basis (outside the quota share agreement) effective January 1, 2009.  Since this business is written outside the quota share agreement, it is not subject to the $2,000,000 cap on losses per event.  Management has determined that this business has a low risk of generating losses above $2,000,000 per event and has therefore elected to not purchase stand-alone reinsurance coverage for these risks.  Premium income on this business amounted to $3,694,943 in 2009.

The reinsurance subsidiary assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement, as well as the German business written directly.  The net foreign currency exchange gain (loss) assumed by the reinsurance subsidiary was $29,238 in 2009, $256,606 in 2008 and ($512,281) in 2007.

Effective January 1, 2010, the terms of the quota share agreement were revised to increase the retention, or cap, on losses assumed per event from $2,000,000 to $3,000,000.  The cost for this protection (10.5 percent of premiums written) remains unchanged.

Services Provided by Employers Mutual

The Company does not have any employees of its own.  Employers Mutual performs all operations for all of its subsidiaries and affiliate.  Such services include data processing, claims, financial, actuarial, legal, auditing, marketing and underwriting.  Employers Mutual allocates a portion of the cost of these services to its subsidiaries that do not participate in the pooling agreement based upon a number of criteria, including usage of the services and the number of transactions.  The remaining costs are charged to the pooling agreement and each pool participant shares in the total cost in accordance with its pool participation percentage.  Costs allocated to the Company by Employers Mutual for services provided to the holding company and its subsidiaries that do not participate in the pooling agreement amounted to $2,597,523, $2,643,930 and $2,314,211 in 2009, 2008 and 2007, respectively.  Costs allocated to the Company through the operation of the pooling agreement amounted to $72,480,519, $63,887,041 and $66,646,772 in 2009, 2008 and 2007, respectively.

Investment expenses are based on actual expenses incurred by the Company plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted average of total invested assets and number of investment transactions.  Investment expenses allocated to the Company by Employers Mutual amounted to $1,217,193, $1,464,337 and $1,455,808 in 2009, 2008 and 2007, respectively.

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

As of December 31, 2009, reinsurance ceded to two nonaffiliated reinsurers totaled $16,900,107, which represents a significant portion of the total prepaid reinsurance premiums and reinsurance receivables for losses and settlement expenses.  These amounts reflect the property and casualty insurance subsidiaries’ aggregate pool participation percentage of amounts ceded by Employers Mutual to these organizations on a mandatory basis.  Credit risk associated with these amounts is minimal, as all companies participating in these organizations are responsible for the liabilities of such organizations on a pro rata basis.

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three years ended December 31, 2009 is presented below.

	Year ended December 31, 2009
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$247,722,866	$-	$247,722,866
Assumed from nonaffiliates	2,251,157	78,094,405	80,345,562
Assumed from affiliates	333,862,328	-	333,862,328
Ceded to nonaffiliates	(23,298,602)	(2,192,976)	(25,491,578)
Ceded to affiliates	(247,722,866)	-	(247,722,866)
Net premiums written	$312,814,883	$75,901,429	$388,716,312

Premiums earned
Direct	$230,497,985	$-	$230,497,985
Assumed from nonaffiliates	2,364,787	77,741,189	80,105,976
Assumed from affiliates	328,927,476	-	328,927,476
Ceded to nonaffiliates	(23,213,227)	(1,809,324)	(25,022,551)
Ceded to affiliates	(230,497,985)	-	(230,497,985)
Net premiums earned	$308,079,036	$75,931,865	$384,010,901

Losses and settlement expenses incurred
Direct	$154,142,419	$-	$154,142,419
Assumed from nonaffiliates	1,523,446	51,256,602	52,780,048
Assumed from affiliates	202,616,957	673,957	203,290,914
Ceded to nonaffiliates	(5,016,118)	(2,305,385)	(7,321,503)
Ceded to affiliates	(154,142,419)	-	(154,142,419)
Net losses and settlement expenses incurred	$199,124,285	$49,625,174	$248,749,459

	Year ended December 31, 2008
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$225,800,262	$-	$225,800,262
Assumed from nonaffiliates	2,363,372	74,828,903	77,192,275
Assumed from affiliates	334,003,825	-	334,003,825
Ceded to nonaffiliates	(23,379,828)	(1,211,163)	(24,590,991)
Ceded to affiliates	(225,800,262)	-	(225,800,262)
Net premiums written	$312,987,369	$73,617,740	$386,605,109

Premiums earned
Direct	$216,190,918	$-	$216,190,918
Assumed from nonaffiliates	2,518,711	74,826,573	77,345,284
Assumed from affiliates	336,767,947	-	336,767,947
Ceded to nonaffiliates	(23,688,609)	(1,106,824)	(24,795,433)
Ceded to affiliates	(216,190,918)	-	(216,190,918)
Net premiums earned	$315,598,049	$73,719,749	$389,317,798

Losses and settlement expenses incurred
Direct	$167,303,334	$-	$167,303,334
Assumed from nonaffiliates	2,119,545	62,585,778	64,705,323
Assumed from affiliates	240,123,192	756,424	240,879,616
Ceded to nonaffiliates	(9,704,486)	(1,615,160)	(11,319,646)
Ceded to affiliates	(167,303,334)	-	(167,303,334)
Net losses and settlement expenses incurred	$232,538,251	$61,727,042	$294,265,293

	Year ended December 31, 2007
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$209,843,738	$-	$209,843,738
Assumed from nonaffiliates	3,140,966	71,683,155	74,824,121
Assumed from affiliates	346,763,126	-	346,763,126
Ceded to nonaffiliates	(25,651,328)	(680,422)	(26,331,750)
Ceded to affiliates	(209,843,738)	-	(209,843,738)
Net premiums written	$324,252,764	$71,002,733	$395,255,497

Premiums earned
Direct	$203,150,361	$-	$203,150,361
Assumed from nonaffiliates	3,343,646	72,521,772	75,865,418
Assumed from affiliates	343,485,730	-	343,485,730
Ceded to nonaffiliates	(25,993,310)	(298,441)	(26,291,751)
Ceded to affiliates	(203,150,361)	-	(203,150,361)
Net premiums earned	$320,836,066	$72,223,331	$393,059,397

Losses and settlement expenses incurred
Direct	$107,713,031	$-	$107,713,031
Assumed from nonaffiliates	2,332,368	47,707,087	50,039,455
Assumed from affiliates	203,528,764	719,675	204,248,439
Ceded to nonaffiliates	(6,366,807)	(81,906)	(6,448,713)
Ceded to affiliates	(107,713,031)	-	(107,713,031)
Net losses and settlement expenses incurred	$199,494,325	$48,344,856	$247,839,181

Individual lines in the above tables are defined as follows:
•	“Direct” represents policies issued by the property and casualty insurance subsidiaries.
•
“Assumed from nonaffiliates” for the property and casualty insurance subsidiaries represents the aggregate pool participation percentage of involuntary business assumed by the pool participants pursuant to state law.  For the reinsurance subsidiary, this represents the reinsurance business assumed through the quota share agreement, and, starting January 1, 2009, German-based reinsurance business assumed outside the quota share agreement.

•
“Assumed from affiliates” for the property and casualty insurance subsidiaries represents the aggregate pool participation percentage of all the pool members’ direct business.  Losses and settlement expenses incurred also includes claim-related services provided by Employers Mutual that is allocated to the property and casualty insurance subsidiaries and the reinsurance subsidiary.

•
“Ceded to nonaffiliates” for the property and casualty insurance subsidiaries represents the aggregate pool participation percentage of ceded reinsurance agreements that provide protection to the pool and each of its participants.  This line also includes a limited amount of reinsurance business that is assumed under the quota share agreement and ceded on a 100 percent basis to other insurance companies in connection with “fronting” activities conducted by Employers Mutual.

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

	Year ended December 31,
	2009	2008	2007
Gross reserves at beginning of year	$573,031,853	$551,602,006	$548,547,982
Re-valuation due to foreign currency exchange rates	(227,385)	(597,023)	(190,027)
Ceded reserves at beginning of year	(33,009,340)	(31,878,286)	(35,608,811)

Net reserves at beginning of year	539,795,128	519,126,697	512,749,144

Incurred losses and settlement expenses
Provision for insured events of the current year	297,371,751	329,573,313	286,577,209
Decrease in provision for insured events of prior years	(48,622,292)	(35,308,020)	(38,738,028)
Total incurred losses and settlement expenses	248,749,459	294,265,293	247,839,181

Payments
Losses and settlement expenses attributable to insured events of the current year	111,501,112	133,469,612	104,196,419
Losses and settlement expenses attributable to insured events of prior years	149,228,524	140,127,250	137,265,209
Total payments	260,729,636	273,596,862	241,461,628

Net reserves at end of year	527,814,951	539,795,128	519,126,697
Ceded reserves at end of year	28,170,575	33,009,340	31,878,286
Gross reserves at end of year, before foreign currency re-valuation	555,985,526	572,804,468	551,004,983
Re-valuation due to foreign currency exchange rates	166,051	227,385	597,023
Gross reserves at end of year	$556,151,577	$573,031,853	$551,602,006

There is an inherent amount of uncertainty involved in the establishment of insurance liabilities.  This uncertainty is greatest in the current and more recent accident years because a smaller percentage of the expected ultimate claims have been reported, adjusted and settled compared to more mature accident years.  For this reason, carried reserves for these accident years reflect prudently conservative assumptions.  As the carried reserves for these accident years run off, the overall expectation is that, more often than not, favorable development will occur.  However, there is also the possibility that the ultimate settlement of liabilities associated with these accident years will show adverse development, and such adverse development could be substantial.

Changes in reserve estimates are reflected in operating results in the year such changes are recorded.  Following is an analysis of the reserve development the Company has experienced during the past three years.  Care should be exercised when attempting to analyze the financial impact of the reported development amounts because, as noted above, the overall expectation is that, more often than not, favorable development will occur as the prior accident year reserves run off.

2009 Development

For the property and casualty insurance segment, the December 31, 2009 estimate of loss and settlement expense reserves for accident years 2008 and prior decreased $34,641,246 from the estimate at December 31, 2008.  This decrease represents 8.1 percent of the December 31, 2008 gross carried reserves and is primarily attributed to decreased severity associated with the final settlement of closed claims, lower than expected IBNR emergence, as well as favorable development on settlement expense reserves.

For the reinsurance segment, the December 31, 2009 estimate of loss and settlement expense reserves for accident years 2008 and prior decreased $13,981,046 from the estimate at December 31, 2008.  This decrease represents 9.7 percent of the December 31, 2008 gross carried reserves and is largely attributed to the 2008 accident year in the Home Office Reinsurance Assumed Department (also known as “HORAD”) book of business.  During the fourth quarter, the reinsurance segment experienced $4,160,000 of favorable development associated with a reduction in bulk IBNR reserves and the winding down of the MAERP Reinsurance Association (formerly known as Mutual Atomic Energy Reinsurance Pool).

2008 Development

For the property and casualty insurance segment, the December 31, 2008 estimate of loss and settlement expense reserves for accident years 2007 and prior decreased $21,564,256 from the estimate at December 31, 2007.  This decrease represented 5.3 percent of the December 31, 2007 gross carried reserves and is primarily attributed to lower than expected emergence during 2008 of losses estimated to have been incurred but not reported (IBNR) at December 31, 2007, as well as favorable development on settlement expense reserves and decreased severity associated with the final settlement of closed claims.

For the reinsurance segment, the December 31, 2008 estimate of loss and settlement expense reserves for accident years 2007 and prior decreased $13,743,764 from the estimate at December 31, 2007.  This decrease represented 9.7 percent of the December 31, 2007 gross carried reserves and is largely attributed to the 2005, 2006 and 2007 accident years in the HORAD book of business.

2007 Development

For the property and casualty insurance segment, the December 31, 2007 estimate of loss and settlement expense reserves for accident years 2006 and prior decreased $27,976,811 from the estimate at December 31, 2006.  This decrease represented 6.8 percent of the December 31, 2006 gross carried reserves and is primarily attributed to decreased severity associated with the final settlement of closed claims.

For the reinsurance segment, the December 31, 2007 estimate of loss and settlement expense reserves for accident years 2006 and prior decreased $10,761,217 from the estimate at December 31, 2006.  This decrease represented 7.8 percent of the December 31, 2006 gross carried reserves and is largely attributed to the 2004, 2005 and 2006 accident years in the HORAD book of business.

5.	ASBESTOS AND ENVIRONMENTAL RELATED CLAIMS

The Company has exposure to asbestos and environmental related claims associated with the insurance business written by the parties to the pooling agreement and the reinsurance business assumed from Employers Mutual by the reinsurance subsidiary.  These exposures are not considered to be significant.  Asbestos and environmental losses paid by the Company have averaged only $946,458 per year over the past five years, but have increased during the past two years.  Reserves for asbestos and environmental related claims for direct insurance and assumed reinsurance business totaled $6,526,964 and $6,853,100  ($6,219,546 and $6,788,975 net of reinsurance) at December 31, 2009 and 2008, respectively.

At present, the pool participants are defending approximately 900 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs.  Five former policyholders and one current policyholder dominate the pool participants’ asbestos claims.  Most of the defenses are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury.  During 2003, the pool participants were presented with several hundred plaintiff lawsuits (primarily multi-plaintiff lawsuits) filed against three former policyholders representing approximately 66,500 claimants related to exposure to asbestos or products containing asbestos.  These claims are based upon nonspecific asbestos exposure and nonspecific injuries.  As a result, management did not establish a significant amount of case loss reserves associated with these claims.  During the period 2006 through 2009, several of the multi-plaintiff lawsuits (including the vast majority of those associated with one former policyholder) were dismissed.  During 2009, approximately 3,000 additional claims against one former policyholder were reported to the pool participants.  As of December 31, 2009, approximately 5,500 of the claims remain open.  During 2006, the pool participants received notice that another former policyholder was a named defendant in approximately 33,000 claims nationwide.  As of December 31, 2009, approximately 27,000 of these claims remain open.

Prior to 2008, actual losses paid for asbestos-related claims had been minimal due to the plaintiffs’ failure to identify an exposure to any asbestos-containing product associated with the pool participants’ current and former policyholders.  However, paid losses increased significantly during 2008 and 2009 as a result of claims attributed to two former policyholders.  One of these former policyholders, a broker of various products, including asbestos, settled a claim for approximately $450,000 (the Company’s share) in 2008.  Prior to 2008, the asbestos exposure associated with this former policyholder had been thought to be relatively small.  At December 31, 2009, one additional claim associated with this former policyholder remains open, though similar exposure on that claim is not anticipated.  The other former policyholder, a furnace manufacturer, had multiple claims settle for a total of approximately $514,000 (the Company’s share) in 2008 and 2009.  The asbestos exposure associated with this former policyholder increased during this time period, and this trend may possibly continue into the future with increased per plaintiff settlements.  Approximately 170 asbestos exposure claims associated with this former policyholder remain open.  Defense costs for asbestos-related claims continue to be rather significant due to the large number of parties involved in the litigation proceedings and the length of time required to obtain judgments.  Whenever possible, the pool participants have participated in cost sharing agreements with other insurance companies to reduce overall asbestos claim expenses.

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

The Company’s insurance subsidiaries are required to file financial statements with state regulatory authorities.  The accounting principles used to prepare these statutory financial statements follow prescribed or permitted accounting practices that differ from GAAP.  Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the National Association of Insurance Commissioners (NAIC).  Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile.  The Company’s insurance subsidiaries had no permitted accounting practices during 2009, 2008 and 2007.

Statutory surplus of the Company’s insurance subsidiaries was $327,244,159 and $284,492,170 at December 31, 2009 and 2008, respectively.  Statutory net income (loss) of the Company’s insurance subsidiaries was $46,824,981, ($3,961,799) and $47,304,097 for 2009, 2008 and 2007, respectively.

The NAIC utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty.  This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer.  The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk:  asset risk, credit risk and underwriting risk.  Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy.  At December 31, 2009, the Company’s insurance subsidiaries had total adjusted statutory capital of $327,244,159, which is well in excess of the minimum risk-based capital requirement of $56,862,112.

The amount of retained earnings of the Company’s insurance subsidiaries available for distribution as dividends are limited by law to a percentage of the statutory unassigned surplus of each of the subsidiaries as of the previous December 31, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the state of domicile of each subsidiary.  Subject to this limitation, the maximum dividend that may be paid within a 12 month period without prior approval of the insurance regulatory authorities is generally restricted to the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus.  At December 31, 2009, $44,986,178 was available for distribution to the Company in 2010 without prior approval.

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

Summarized financial information for the Company’s segments is as follows:

Year ended December 31, 2009	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$308,079,036	$75,931,865	$-	$384,010,901

Underwriting profit (loss)	(10,387,142)	9,548,201	-	(838,941)
Net investment income	35,679,586	12,069,177	10,543	47,759,306
Realized investment gains (losses)	19,581,814	(1,659,543)	-	17,922,271
Other income	752,635	2,543	-	755,178
Interest expense	900,000	-	-	900,000
Other expenses	855,846	(29,237)	1,346,388	2,172,997
Income (loss) before income tax expense (benefit)	$43,871,047	$19,989,615	$(1,335,845)	$62,524,817

Assets	$883,361,416	$280,261,990	$342,901,891	$1,506,525,297
Eliminations	-	-	(340,269,959)	(340,269,959)
Reclassifications	-	-	(467,545)	(467,545)
Net assets	$883,361,416	$280,261,990	$2,164,387	$1,165,787,793
Year ended December 31, 2008	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$315,598,049	$73,719,749	$-	$389,317,798

Underwriting loss	(26,817,043)	(5,515,643)	-	(32,332,686)
Net investment income	36,329,609	11,912,452	161,312	48,403,373
Realized investment losses	(16,811,900)	(7,643,639)	-	(24,455,539)
Other income	626,499	-	-	626,499
Interest expense	889,375	-	-	889,375
Other expenses	568,848	(256,599)	1,330,077	1,642,326
Loss before income tax benefit	$(8,131,058)	$(990,231)	$(1,168,765)	$(10,290,054)

Assets	$850,336,068	$254,075,728	$283,633,097	$1,388,044,893
Eliminations	-	-	(279,905,123)	(279,905,123)
Reclassifications	(40,966)	-	-	(40,966)
Net assets	$850,295,102	$254,075,728	$3,727,974	$1,108,098,804

Year ended December 31, 2007	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$320,836,066	$72,223,331	$-	$393,059,397

Underwriting gain	2,189,628	7,337,633	-	9,527,261
Net investment income	36,000,281	12,267,193	214,513	48,481,987
Realized investment gains	3,460,933	262,856	-	3,723,789
Other income	544,422	-	-	544,422
Interest expense	772,500	338,969	-	1,111,469
Other expenses	776,020	519,771	951,510	2,247,301
Income (loss) before income tax expense (benefit)	$40,646,744	$19,008,942	$(736,997)	$58,918,689

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three years ended December 31, 2009, by line of insurance.

	Year ended December 31,
	2009	2008	2007
Property and casualty insurance segment
Commercial lines:
Automobile	$65,721,232	$68,931,452	$71,707,064
Property	62,114,549	61,312,130	61,800,450
Workers' compensation	65,612,659	65,233,460	63,198,459
Liability	62,872,730	68,265,379	71,135,884
Other	8,820,064	8,960,806	8,562,606
Total commercial lines	265,141,234	272,703,227	276,404,463

Personal lines:
Automobile	23,516,997	22,838,791	23,462,308
Property	18,844,395	19,434,328	20,320,952
Liability	576,410	621,703	648,343
Total personal lines	42,937,802	42,894,822	44,431,603
Total property and casualty insurance	$308,079,036	$315,598,049	$320,836,066

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$7,379,461	$8,710,942	$9,940,681
Property	19,978,045	18,236,058	14,894,538
Crop	2,176,737	4,208,882	3,741,830
Casualty	1,086,934	1,334,915	1,725,814
Marine/Aviation	373,016	615,602	478,684
Total pro rata reinsurance	30,994,193	33,106,399	30,781,547

Excess-of-loss reinsurance:
Property	35,221,000	29,385,844	30,281,252
Casualty	9,741,047	11,220,250	11,166,094
Surety	(24,375)	7,256	(5,562)
Total excess-of-loss reinsurance	44,937,672	40,613,350	41,441,784
Total reinsurance	$75,931,865	$73,719,749	$72,223,331

Consolidated	$384,010,901	$389,317,798	$393,059,397

8.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

	Carrying amount	Estimated fair value
December 31, 2009
Assets:
Fixed maturity securities:
Held-to-maturity	$410,005	$460,877
Available-for-sale	899,180,986	899,180,986
Equity securities available-for-sale	90,189,979	90,189,979
Short-term investments	55,390,096	55,390,096
Other long-term investments	47,083	47,083
Securities lending collateral	14,941,880	14,941,880
Liabilities:
Surplus notes	25,000,000	22,752,800
Securities lending obligation	14,941,880	14,941,880

December 31, 2008
Assets:
Fixed maturity securities:
Held-to-maturity	$534,759	$572,852
Available-for-sale	821,818,887	821,818,887
Equity securities available-for-sale	88,372,207	88,372,207
Short-term investments	54,373,082	54,373,082
Other long-term investments	66,974	66,974
Securities lending collateral	9,322,863	9,322,863
Liabilities:
Surplus notes	25,000,000	23,290,761
Securities lending obligation	9,322,863	9,322,863

The estimated fair value of fixed maturity securities, equity securities, short-term investments, securities lending collateral and securities lending obligation is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.

Other long-term investments, consisting primarily of holdings in limited partnerships and limited liability companies, are valued by the various fund managers.  In management’s opinion, these values reflect fair value at December 31, 2009 and 2008.

The fair value of the surplus notes is estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rate for similar debt obligations.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The following fair value hierarchy  prioritizes inputs to valuation techniques used to measure fair value:

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

Level 3 -	Prices or valuation techniques that require significant unobservable inputs. The unobservable inputs may reflect the Company’s own judgements about the assumptions that market participants would use.

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities that were priced solely from broker quotes.  Since this is not an observable input, any fixed maturity security in the Company’s portfolio that is on this list is classified as a Level 3 fair value measurement.  At December 31, 2009, the Company did not hold any fixed maturity securities that were priced solely from broker quotes.

A small number of the Company’s securities are not priced by the independent pricing service.  One is an equity security that is reported as a Level 3 fair value measurement at December 31, 2009, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements.  This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $2,014 at December 31, 2009 and $3,641 at December 31, 2008.  The remaining two securities not priced by the Company’s independent pricing service are fixed maturity securities.  These two fixed maturity securities are classified as Level 2 fair value measurements and are carried at aggregate fair values of $7,722,288 at December 31, 2009 and $7,162,662 at December 31, 2008.  The fair values for these two fixed maturity securities were obtained from the Company’s investment custodian using independent pricing services which utilize similar pricing techniques as the Company’s independent pricing service.

Prior to the fourth quarter of 2009, the Company held Class B shares of Insurance Services Office Inc. (now known as Verisk Analytics, Inc. (“Verisk”) following its Initial Public Offering on October 7, 2009).  The Company was reporting this investment as a Level 3 fair value measurement at the fair value obtained from applying a 20 percent marketability discount to the quarterly valuations of the Class A shares produced by a nationally recognized independent financial advisory firm.  This resulted in a fair value of $14,965,502 for the Class B shares at December 31, 2008.  The Company sold its entire holding of Verisk during the fourth quarter of 2009 in conjunction with Verisk’s Initial Public Offering.  This sale resulted in a realized capital gain of $22,473,792 (before tax).

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

The Company’s fixed maturity and equity securities available-for-sale, as well as short-term investments, are measured at fair value on a recurring basis.  No assets or liabilities are currently measured at fair value on a non-recurring basis.  Presented in the table below are the Company’s assets that are measured at fair value on a recurring basis, as of December 31, 2009 and 2008.

	Fair value measurements at December 31, 2009 using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fixed maturity securities available-for-sale	$899,180,986	$-	$899,180,986	$-
Equity securities available-for-sale	90,189,979	90,187,965	-	2,014
Short-term investments	55,390,096	55,390,096	-	-
	$1,044,761,061	$145,578,061	$899,180,986	$2,014

	Fair value measurements at December 31, 2008 using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fixed maturity securities available-for-sale	$821,818,887	$-	$821,818,887	$-
Equity securities available-for-sale	88,372,207	73,403,064	-	14,969,143
Short-term investments	54,373,082	54,373,082	-	-
	$964,564,176	$127,776,146	$821,818,887	$14,969,143

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009 and 2008.  Any unrealized gains or losses on these securities would be recognized in other comprehensive income (loss).  Any gains or losses from disposals or impairments of these securities would be reported as realized investment gains or losses in net income.

	Fair value measurements using significant unobservable inputs (Level 3)
	Fixed maturity securities available-for-sale	Equity securities available-for-sale	Total

Balance at December 31, 2008	$-	$14,969,143	$14,969,143

Total realized and unrealized gains (losses):
Included in other comprehensive income	-	(14,967,129)	(14,967,129)
Included in net realized investment gains	-	22,473,792	22,473,792
Purchases, sales, issuances and settlements	-	(22,473,792)	(22,473,792)
Balance at December 31, 2009	$-	$2,014	$2,014

	Fair value measurements using significant unobservable inputs (Level 3)
	Fixed maturity securities available-for-sale	Equity securities available-for-sale	Total

Balance at January 1, 2008	$743,356	$10,186,964	$10,930,320

Total unrealized gains included in other comprehensive income (loss)	-	4,782,179	4,782,179
Purchases, sales, issuances and settlements	(46,795)	-	(46,795)
Transfers out of Level 3	(696,561)	-	(696,561)
Balance at December 31, 2008	$-	$14,969,143	$14,969,143

9.	INVESTMENTS

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

The amortized cost and estimated fair value of securities held-to-maturity and available-for-sale as of December 31, 2009 and 2008 are as follows.  Securities classified as held-to-maturity are carried at amortized cost.  All other securities have been classified as available-for-sale and are carried at fair value.

December 31, 2009	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$410,005	$50,872	$-	$460,877
Total securities held-to-maturity	$410,005	$50,872	$-	$460,877

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,739,194	$243,851	$-	$4,983,045
U.S. government-sponsored agencies	151,440,800	1,011,484	2,036,754	150,415,530
Obligations of states and political subdivisions	380,605,547	15,604,731	4,445,466	391,764,812
Commercial mortgage-backed	75,563,896	6,827,805	-	82,391,701
Residential mortgage-backed	31,017,352	961,646	923,703	31,055,295
Other asset-backed	9,164,445	739,434	18,270	9,885,609
Corporate	219,663,540	10,284,043	1,262,589	228,684,994
Total fixed maturity securities	872,194,774	35,672,994	8,686,782	899,180,986

Equity securities:
Common stocks:
Financial services	7,447,765	3,276,169	57,465	10,666,469
Information technology	13,366,462	6,326,591	-	19,693,053
Healthcare	10,066,840	2,901,926	33,513	12,935,253
Consumer staples	6,323,889	768,181	48,849	7,043,221
Consumer discretionary	6,100,052	1,499,876	18,561	7,581,367
Energy	6,995,036	1,858,794	42,775	8,811,055
Industrials	5,239,316	683,747	96,293	5,826,770
Other	8,075,560	1,324,137	29,406	9,370,291
Non-redeemable preferred stocks	9,500,000	15,500	1,253,000	8,262,500
Total equity securities	73,114,920	18,654,921	1,579,862	90,189,979
Total securities available-for-sale	$945,309,694	$54,327,915	$10,266,644	$989,370,965

December 31, 2008	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$534,759	$38,093	$-	$572,852
Total securities held-to-maturity	$534,759	$38,093	$-	$572,852

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,730,985	$442,062	$-	$5,173,047
U.S. government-sponsored agencies	282,152,396	3,410,866	682,890	284,880,372
Obligations of states and political subdivisions	301,326,007	7,291,171	8,525,393	300,091,785
Commercial mortgage-backed	31,001,558	2,366,742	3,275,086	30,093,214
Residential mortgage-backed	41,242,066	573,352	2,794,186	39,021,232
Other asset-backed	9,677,383	41,184	609,339	9,109,228
Corporate	153,499,337	3,020,196	9,621,407	146,898,126
Debt securities issued by foreign governments	6,600,964	8,261	57,342	6,551,883
Total fixed maturity securities	830,230,696	17,153,834	25,565,643	821,818,887

Equity securities:
Common stocks:
Financial services	8,190,462	15,560,209	293,354	23,457,317
Information technology	11,913,152	1,606,225	1,174,331	12,345,046
Healthcare	11,276,843	262,405	1,920,754	9,618,494
Consumer staples	8,107,473	316,847	336,315	8,088,005
Consumer discretionary	5,401,525	672,211	558,218	5,515,518
Energy	7,313,125	2,456,741	203,424	9,566,442
Industrials	5,006,872	340,293	239,338	5,107,827
Other	8,316,214	349,031	420,787	8,244,458
Non-redeemable preferred stocks	9,500,000	-	3,070,900	6,429,100
Total equity securities	75,025,666	21,563,962	8,217,421	88,372,207
Total securities available-for-sale	$905,256,362	$38,717,796	$33,783,064	$910,191,094

U.S. government-sponsored agency securities declined significantly in 2008 and 2009 due to a high level of call activity that resulted from the declining interest rate environment.  The proceeds from these called securities were initially invested in short-term securities until suitable long-term investment opportunities were identified.  During 2009, a portion of those proceeds were reinvested back into U.S. government-sponsored agency securities.  The remaining proceeds were invested in obligations of states and political subdivisions, corporate securities, and commercial mortgage-backed securities.

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of December 31, 2009 and 2008, listed by length of time the securities were in an unrealized loss position.

December 31, 2009	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$102,035,965	$2,036,754	$-	$-	$102,035,965	$2,036,754
Obligations of states and political subdivisions	83,487,876	3,832,182	6,314,420	613,284	89,802,296	4,445,466
Residential mortgage-backed	3,317,513	93,216	10,535,690	830,487	13,853,203	923,703
Other asset-backed	-	-	503,730	18,270	503,730	18,270
Corporate	43,994,473	684,520	18,830,648	578,069	62,825,121	1,262,589
Total, fixed maturity securities	232,835,827	6,646,672	36,184,488	2,040,110	269,020,315	8,686,782

Equity securities:
Common stocks:
Financial services	1,092,716	57,465	-	-	1,092,716	57,465
Healthcare	1,550,018	33,513	-	-	1,550,018	33,513
Consumer staples	1,901,671	48,849	-	-	1,901,671	48,849
Consumer discretionary	406,500	18,561	-	-	406,500	18,561
Energy	1,502,064	42,775	-	-	1,502,064	42,775
Industrials	1,387,906	96,293	-	-	1,387,906	96,293
Other	2,078,197	29,406	-	-	2,078,197	29,406
Non-redeemable preferred stocks	-	-	5,247,000	1,253,000	5,247,000	1,253,000
Total, equity securities	9,919,072	326,862	5,247,000	1,253,000	15,166,072	1,579,862
Total temporarily impaired securities	$242,754,899	$6,973,534	$41,431,488	$3,293,110	$284,186,387	$10,266,644

December 31, 2008	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$87,086,543	$682,890	$-	$-	$87,086,543	$682,890
Obligations of states and political subdivisions	158,396,837	8,405,003	997,842	120,390	159,394,679	8,525,393
Commercial mortgage-backed	20,814,315	3,275,086	-	-	20,814,315	3,275,086
Residential mortgage-backed	23,496,497	2,794,186	-	-	23,496,497	2,794,186
Other asset-backed	6,313,510	609,339	-	-	6,313,510	609,339
Corporate	88,779,231	9,621,407	-	-	88,779,231	9,621,407
Debt securities issued by foreign governments	5,543,901	57,342	-	-	5,543,901	57,342
Total, fixed maturity securities	390,430,834	25,445,253	997,842	120,390	391,428,676	25,565,643

Equity securities:
Common stocks:
Financial services	3,016,517	293,354	-	-	3,016,517	293,354
Information technology	3,447,833	1,174,331	-	-	3,447,833	1,174,331
Healthcare	7,417,668	1,920,754	-	-	7,417,668	1,920,754
Consumer staples	4,646,967	336,315	-	-	4,646,967	336,315
Consumer discretionary	2,887,949	558,218	-	-	2,887,949	558,218
Energy	717,509	203,424	-	-	717,509	203,424
Industrials	2,045,989	239,338	-	-	2,045,989	239,338
Other	3,586,838	420,787	-	-	3,586,838	420,787
Non-redeemable preferred stocks	1,215,000	285,000	5,214,100	2,785,900	6,429,100	3,070,900
Total, equity securities	28,982,270	5,431,521	5,214,100	2,785,900	34,196,370	8,217,421
Total temporarily impaired securities	$419,413,104	$30,876,774	$6,211,942	$2,906,290	$425,625,046	$33,783,064

Unrealized losses on fixed maturity securities totaled $8,686,782 (includes $161,303 related to the non-credit component of an “other-than-temporary” impairment of a residential mortgage-backed security) at December 31, 2009 and were primarily associated with three different sectors:  municipal, U.S. government-sponsored agencies, and asset-backed securities.  The primary factor contributing to these unrealized losses was an increase in interest rates in the second half of 2009.  In addition, certain municipal and asset-backed securities experienced a widening of risk premium spread over U.S. Treasuries.  All but seven of these securities (those seven being residential mortgage-backed securities) are considered investment grade by credit rating agencies.  Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at December 31, 2009.

All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore,  it was determined that the securities were not “other-than-temporarily” impaired at December 31, 2009.

The unrealized losses on common stocks at December 31, 2009 are not concentrated in a particular sector or an individual security.   The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that the securities were not “other-than-temporarily” impaired at December 31, 2009.

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2009, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Securities held-to-maturity:
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	410,005	460,877
Totals	$410,005	$460,877

Securities available-for-sale:
Due in one year or less	$10,059,020	$10,276,382
Due after one year through five years	89,607,825	95,076,292
Due after five years through ten years	102,481,508	106,900,987
Due after ten years	563,465,173	573,480,329
Mortgage-backed securities	106,581,248	113,446,996
Totals	$872,194,774	$899,180,986

A summary of realized investment gains and (losses) is as follows:

	Year ended December 31,
	2009	2008	2007
Fixed maturity securities held-to-maturity: (1)
Gross realized investment gains	$-	$-	$2,825
Gross realized investment losses	-	-	-

Fixed maturity securities available-for-sale:
Gross realized investment gains	1,636,291	272,522	217,805
Gross realized investment losses	(50,000)	-	-
"Other-than-temporary" impairments	(2,657,094)	-	-

Equity securities available-for-sale:
Gross realized investment gains	29,173,686	9,433,726	8,369,378
Gross realized investment losses	(2,729,329)	(3,240,928)	(3,589,641)
"Other-than-temporary" impairments	(7,451,283)	(30,920,859)	(1,276,578)
Totals	$17,922,271	$(24,455,539)	$3,723,789

(1)   Investment gains realized on fixed maturity securities held-to-maturity are the result of calls and prepayments.

The amounts reported as “other-than-temporary” impairments on equity securities available-for-sale reflect the impairment of 34 equity securities for the year ended December 31, 2009, compared to 40 equity securities for the year ended December 31, 2008 and 14 equity securities for the year ended December 31, 2007.  The large amount of impairment losses recognized during 2009 and 2008 is a result of the severe and prolonged turmoil in the financial markets.  Included in the amount for 2008 is $14,904,000 of losses recognized on the perpetual preferred stocks of Freddie Mac and Fannie Mae when those companies were placed under conservatorship by the U.S. government.

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

On April 1, 2009, the Company adopted updated guidance related to the Investments-Debt and Equity Securities Topic 310 of the FASB ASC (issued as FSP FAS 115-2 and FAS 124-2).  This pronouncement required a cumulative effect adjustment from retained earnings to “accumulated other comprehensive income” for previously “other-than-temporarily” impaired fixed maturity securities that had a non-credit component of the loss as of the date of adoption.  The only “other-than-temporarily” impaired fixed maturity security held by the Company as of the adoption date was the Chemtura Corporation securities.  On the date of adoption the credit component of the loss amounted to $1,229,779, which was measured as the difference between the present value of the estimated cash flows ($1,770,000) and the original amortized cost basis ($2,999,779).  The non-credit component of the loss ($990,000) was measured as the difference between the fair value ($780,000) and the present value of the estimated cash flows ($1,770,000).  This non-credit component of the loss ($643,000 after taxes) was treated as a change in accounting principle, and was reclassified from retained earnings to “accumulated other comprehensive income” as of April 1, 2009.  This security was subsequently sold during the third quarter of 2009 for proceeds of $2,617,500, resulting in a realized gain of $847,500.

During 2009, in anticipation of an expected default and management’s intention to sell, the Company recognized an “other-than-temporary” impairment loss on US Freightways Corporation fixed maturity securities.  Due to management’s intent to sell these securities, the impairment was not bifurcated between credit loss and non-credit loss components, and the entire impairment was recognized in earnings ($350,000).  This security was subsequently sold during the fourth quarter of 2009 for an additional loss of $50,000.  The Company also recognized an “other-than-temporary” impairment loss on a residential mortgage-backed security.  The total impairment on this security was $248,618, with $87,315 determined as the credit loss component (recognized in earnings) and the remainder ($161,303) recognized in other comprehensive income.

Following is a tabular roll forward of the amount of credit losses recognized in earnings from “other-than-temporary” impairments.  Note that this table only includes the credit loss component of “other-than-temporary” impairments, and does not include the non-credit loss component (which is recognized through “other comprehensive income”) or impairments that are recognized through earnings in their entirety (not subject to bifurcation between credit and non-credit components).

Year ended December 31, 2009	Credit losses recognized in earnings

Balance at December 31, 2008	$-

Credit losses for which an "other-than-temporary" impairment loss was not previously recognized	1,317,094
Reduction for securities sold during the period	(1,229,779)
Balance at December 31, 2009	$87,315

A summary of net investment income is as follows:

	Year ended December 31,
	2009	2008	2007
Interest on fixed maturity securities	$46,560,740	$44,419,493	$47,127,235
Dividends on equity securities	1,938,189	2,933,835	2,475,860
Interest on short-term investments	606,399	2,690,427	316,674
Interest on long-term investments	26,437	42,649	102,208
Fees from securities lending	104,786	166,926	160,560
Total investment income	49,236,551	50,253,330	50,182,537
Investment expenses	(1,477,245)	(1,849,957)	(1,700,550)
Net investment income	$47,759,306	$48,403,373	$48,481,987

The large increase in interest income on short-term securities and the corresponding decline in interest on fixed maturity securities during 2008 is the result of a significant amount of call activity on U.S. government-sponsored agency securities due to the declining interest rate environment.  The proceeds from these called securities were initially invested in short-term securities, until suitable long-term investment opportunities were later identified.

A summary of net changes in unrealized holding gains (losses) on securities available-for-sale is as follows:

	Year ended December 31,
	2009	2008	2007
Fixed maturity securities	$35,398,021	$(27,332,178)	$9,198,634
Deferred income tax expense (benefit)	12,389,307	(9,566,262)	3,219,523
Total fixed maturity securities	23,008,714	(17,765,916)	5,979,111

Equity securities	3,728,518	(28,233,640)	6,141,745
Deferred income tax expense (benefit)	1,304,982	(9,881,774)	2,149,610
Total equity securities	2,423,536	(18,351,866)	3,992,135
Total available-for-sale securities	$25,432,250	$(36,117,782)	$9,971,246

10.	INCOME TAXES

Temporary differences between the consolidated financial statement carrying amount and tax basis of assets and liabilities that give rise to significant portions of the deferred income tax asset at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Loss reserve discounting	$19,949,865	$20,473,247
Unearned premium reserve limitation	10,803,318	10,521,601
Retirement benefits	6,763,636	6,861,481
"Other-than-temporarily" impaired securities held	2,949,395	4,084,848
Other policyholders' funds payable	2,771,533	2,246,605
Other, net	1,292,761	1,832,351
Total deferred income tax asset	44,530,508	46,020,133
Net unrealized holding gains on investment securities	(15,421,445)	(1,727,156)
Deferred policy acquisition costs	(12,827,720)	(12,120,300)
Other, net	(1,236,986)	(1,353,085)
Total deferred income tax liability	(29,486,151)	(15,200,541)
Net deferred income tax asset	$15,044,357	$30,819,592

Based upon anticipated future taxable income and consideration of all other available evidence, management believes that it is “more likely than not” that the Company’s net deferred income tax asset will be realized.

The actual income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 differed from the “expected” income tax expense (benefit) for those years (computed by applying the United States federal corporate tax rate of 35 percent to income (loss) before income tax expense (benefit)) as follows:

	Year ended December 31,
	2009	2008	2007
Computed "expected" income tax expense (benefit)	$21,883,686	$(3,601,519)	$20,621,541
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(5,139,443)	(5,012,548)	(4,277,856)
Dividends received deduction	(485,035)	(728,769)	(602,559)
Proration of tax-exempt interest and dividends received deduction	843,672	861,198	732,062
Other, net	51,323	(103,043)	(32,534)
Income tax expense (benefit)	$17,154,203	$(8,584,681)	$16,440,654

Comprehensive income tax expense (benefit) included in the consolidated financial statements for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year ended December 31,
	2009	2008	2007
Income tax expense (benefit) on:
Operations	$17,154,203	$(8,584,681)	$16,440,654
Change in unrealized holding gains (losses) on investment securities	14,040,789	(19,448,036)	5,369,133
Adjustment for retirement benefit plans:
Pension plans	2,183,000	(8,196,274)	1,343,840
Postretirement benefit plans	(1,886,738)	(811,204)	2,993,875
Comprehensive income tax expense (benefit)	31,491,254	(37,040,195)	26,147,502
Adoption of ASC Topic 715 measurement date provision:
Pension plans	-	11,321	-
Postretirement benefit plans	-	(36,121)	-
Income tax expense (benefit) reflected in accumulated other comprehensive income (loss)	$31,491,254	$(37,064,995)	$26,147,502

The Company had no provision for uncertain tax positions at December 31, 2009 or 2008.  The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during 2009, 2008 or 2007.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files U.S. federal tax returns, along with various states income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005.

11.	SURPLUS NOTES

The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual.  Effective February 1, 2008, the interest rate on these surplus notes was increased from 3.09 percent to 3.60 percent.  Reviews of the interest rate will be conducted by the Inter-Company Committees of the Boards of Directors of the Company and Employers Mutual every five years.  Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Prior to December 31, 2007, the Company’s reinsurance subsidiary had $11,000,000 of surplus notes issued to Employers Mutual.  These surplus notes were redeemed in the fourth quarter of 2007, along with accrued interest.  Total interest expense incurred on these surplus notes was $900,000, $889,375 and $1,111,469 in 2009, 2008 and 2007, respectively.  At December 31, 2009, the Company’s property and casualty insurance subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2009.

12.	EMPLOYEE RETIREMENT PLANS

Employers Mutual has various employee benefit plans, including a defined benefit retirement plan (pension) and a supplemental retirement plan.  Employers Mutual also has two postretirement benefit plans that provide retiree healthcare and life insurance coverage.

Employers Mutual’s pension plan covers substantially all of its employees.  The plan is funded by employer contributions and provides benefits under two different formulas, depending on an employee’s age and date of service.  Benefits generally vest after three years of service or the attainment of 55 years of age.  It is Employers Mutual’s funding policy to make contributions that meet minimum regulatory funding requirements plus additional amounts as determined by management.

Employers Mutual’s supplemental retirement plan provides retirement benefits for a select group of management and highly-compensated employees.  This plan enables select employees to receive retirement benefits without the limit on compensation imposed on qualified defined benefit pension plans by the Internal Revenue Service (IRS) and to recognize compensation that has been deferred in the determination of retirement benefits.  The plan is unfunded and benefits generally vest after three years of service.

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

Employers Mutual maintains a Voluntary Employee Beneficiary Association (VEBA) trust which accumulates funds for the payment of postretirement health care and life insurance benefits.  Contributions to the VEBA trust are used to fund the projected postretirement benefit obligation, as well as pay current year benefits.

Effective January 1, 2008, Employers Mutual increased the minimum retirement age and length of service requirements to receive the full employer contribution amount in the postretirement health care benefit plan.  This change did not affect current retirees.  The Company also increased the level of coverage and service requirements for its postretirement life insurance benefit plan.

The following table sets forth the funded status of Employers Mutual’s pension and postretirement benefit plans as of December 31, 2009 and 2008, based upon measurement dates of December 31, 2009 and 2008, respectively.  The 2009 projected benefit obligation for the postretirement benefit plans includes a significant actuarial loss, which is attributed to actual participant contributions being less than expected and several assumption changes.  Effective January 1, 2008, the Company adopted the measurement date provision of FASB ASC Topic 715 and elected to apply the approach under which the Company’s previous November 1, 2007 measurement date was used to obtain the adjustment for the two month transition period.  As a result, the 2008 balances reflect fourteen months of activity.

	Pension plans		Postretirement benefit plans
	2009	2008	2009	2008
Change in projected benefit obligation:
Benefit obligation at beginning of year	$171,276,329	$163,554,814	$69,835,445	$65,414,972
Service cost	9,886,960	10,157,975	2,771,480	3,311,181
Interest cost	9,804,408	10,967,962	4,281,570	4,667,491
Actuarial (gain) loss	(1,411,417)	(2,654,902)	19,044,244	(1,443,827)
Benefits paid	(7,925,282)	(10,749,520)	(2,392,373)	(2,230,093)
Medicare subsidy reimbursements	-	-	227,703	115,721
Projected benefit obligation at end of year	181,630,998	171,276,329	93,768,069	69,835,445

Change in plan assets:
Fair value of plan assets at beginning of year	134,613,308	195,015,332	39,430,673	34,225,479
Actual return on plan assets	23,192,301	(64,873,338)	3,628,541	(5,264,713)
Employer contributions	17,261,831	15,220,834	2,550,000	12,700,000
Benefits paid	(7,925,282)	(10,749,520)	(2,392,373)	(2,230,093)
Fair value of plan assets at end of year	167,142,158	134,613,308	43,216,841	39,430,673
Funded status	$(14,488,840)	$(36,663,021)	$(50,551,228)	$(30,404,772)

The following tables set forth the amounts recognized in the Company’s financial statements as a result of the property and casualty insurance subsidiaries’ aggregate 30 percent participation in the pooling agreement and amounts allocated to the reinsurance subsidiary as of December 31, 2009 and 2008:

Amounts recognized in the Company’s consolidated balance sheets:

	Pension plans		Postretirement benefit plans
	2009	2008	2009	2008
Liability for employee retirement plans	$4,458,896	$11,078,014	$13,717,824	$8,252,993

Amounts recognized in the Company’s consolidated balance sheets under the caption “accumulated other comprehensive income”:

	Pension plans		Postretirement benefit plans
	2009	2008	2009	2008
Net actuarial loss	$(17,612,562)	$(23,714,219)	$(6,517,412)	$(1,706,642)
Prior service (cost) credit	(401,988)	(537,475)	5,166,602	5,746,510
Net amount recognized	$(18,014,550)	$(24,251,694)	$(1,350,810)	$4,039,868

During 2010, the Company will amortize $1,233,747 of net actuarial loss and $138,957 of prior service cost associated with the pension plans into net periodic benefit cost.  In addition, the Company will amortize $619,217 of prior service credit and $380,518 of net actuarial loss associated with the postretirement benefit plans into net periodic postretirement benefit cost in 2010.

Amounts recognized in the Company’s consolidated statements of comprehensive income:

	Pension plans		Postretirement benefit plans
	2009	2008	2009	2008
Net actuarial gain (loss)	$6,101,657	$(23,552,243)	$(4,810,770)	$(1,679,502)
Prior service (cost) credit	135,487	134,316	(579,908)	(638,226)
Net amount recognized	$6,237,144	$(23,417,927)	$(5,390,678)	$(2,317,728)

The following table sets forth the projected benefit obligation, accumulated benefit obligation and fair value of plan assets of Employers Mutual’s defined benefit and supplemental retirement plans.

	Year ended December 31,
	2009	2008
Projected benefit obligation	$181,630,998	$171,276,329
Accumulated benefit obligation	172,874,247	149,414,281
Fair value of plan assets	167,142,158	134,613,308

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Year ended December 31,
	2009	2008	2007
Pension plans:
Service cost	$9,886,960	$8,723,908	$8,519,444
Interest cost	9,804,408	9,422,592	8,685,931
Expected return on plan assets	(9,654,133)	(14,180,913)	(12,896,891)
Amortization of net actuarial loss	5,432,367	187,618	190,365
Amortization of prior service cost	452,297	454,561	439,727
Net periodic pension benefit cost	$15,921,899	$4,607,766	$4,938,576

Postretirement benefit plans:
Service cost	$2,771,480	$2,838,155	$4,828,864
Interest cost	4,281,570	4,000,706	4,996,419
Expected return on plan assets	(2,412,020)	(2,029,308)	(1,923,728)
Amortization of net actuarial loss	98,054	-	-
Amortization of prior service credit	(2,131,256)	(2,131,256)	-
Net periodic postretirement benefit cost	$2,607,828	$2,678,297	$7,901,555
Net periodic pension benefit cost allocated to the Company amounted to $4,888,759, $1,419,827 and $1,514,136  in 2009, 2008 and 2007, respectively.  Net periodic postretirement benefit cost allocated to the Company for the years ended December 31, 2009, 2008 and 2007 was $732,969, $752,309 and $2,267,348, respectively.

The weighted-average assumptions used to measure the benefit obligations are as follows:

	Year ended December 31,
	2009	2008
Pension plans:
Discount rate	5.75%	6.25%
Rate of compensation increase:
Defined benefit retirement plan	4.73%	4.73%
Supplemental retirement plan	4.68%	4.68%

Postretirement benefit plans:
Discount rate	6.00%	6.25%

The weighted-average assumptions used to measure the net periodic benefit cost are as follows:

	Year ended December 31,
	2009	2008	2007
Pension plans:
Discount rate	6.25%	6.00%	5.75%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase:
Defined benefit retirement plan	4.73%	4.73%	4.73%
Supplemental retirement plan	4.68%	4.68%	4.73%

Postretirement benefit plans:
Discount rate	6.25%	6.25%	5.75%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%

The expected long-term rates of return on plan assets were developed considering actual historical results, current and expected market conditions, plan asset mix and management’s investment strategy.

	Year ended December 31,
Assumed health care cost trend rate:	2009	2008
Health care cost trend rate assumed for next year	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2012

The assumed health care cost trend rate has a significant effect on the service and interest cost components of the net periodic benefit cost and the benefit obligation reported for the postretirement benefit plans.  A one-percentage-point change in assumed health care cost trend rate would have the following effects:

	One-percentage-point
	Increase	Decrease
Effect on total of service and interest cost	$1,188,825	$(945,865)
Effect on postretirement benefit obligation	$13,496,551	$(10,945,859)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plans over the next ten years:

		Postretirement benefits
	Pension benefits	Gross	Medicare subsidy	Net
2010	$15,436,041	$3,467,105	$389,583	$3,077,522
2011	18,546,490	3,837,919	450,671	3,387,248
2012	22,372,663	4,294,327	541,046	3,753,281
2013	22,207,817	4,762,253	636,344	4,125,909
2014	19,935,749	5,260,045	727,268	4,532,777
2015 - 2019	101,725,853	32,519,571	5,223,577	27,295,994

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

Following is a description of the valuation methodologies used for the assets classes of Employers Mutual’s VEBA trust that is used to fund the postretirement benefit plans.

•
Money Market Fund:  Valued at amortized cost, which approximates fair value.  Under this method, investments purchased at a discount or premium are valued by accreting or amortizing the difference between the original purchase price and maturity value of the issue over the period to maturity.  The net asset value of each share held by the plan at year-end was $1.00.

•
Mutual Funds:  Valued at the net asset value of shares held by the Plan at year-end.  For purposes of calculating the net asset value, portfolio securities and other assets for which market quotes are readily available are valued at fair value.  Fair value is generally determined on the basis of last reported sales prices, or if no sales are reported, based on quotes obtained from a quotation reporting system, established market makers, or independent pricing services.

•	Insurance Contract: Valued at the cash accumulation value, which approximates fair value.

The fair values of Employers Mutual’s VEBA trust by asset category are as follows:

	Fair value measurements at December 31, 2009 using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Northern Institutional Money
Market Government Select Fund	$7,861,202	$7,861,202	$-	$-
Vanguard Mutual Funds	23,236,722	23,236,722	-	-
EMC National Life Company
Insurance Contracts	12,118,917	-	-	12,118,917
	$43,216,841	$31,097,924	$-	$12,118,917

Presented in the table below is a reconciliation of the assets measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2009.

Fair value measurements using significant unobservable inputs (Level 3)
Insurance Contracts issued by EMC National Life Company

Balance at December 31, 2008	$11,749,936

Actual return on plan assets:
Increase in cash accumulation value	368,981
Balance at December 31, 2009	$12,118,917

Employers Mutual uses Global Portfolio Strategies, Inc. to advise on asset allocation strategy for its pension plan.  The asset allocation strategy and process of Global Portfolio Strategies, Inc. uses a diversified allocation of equity, debt and real estate exposures that is customized to the plan’s payment risk and return targets.

Global Portfolio Strategies, Inc. reviews the plan’s assets and liabilities in relation to expectations of long-term market and liability development to determine the appropriate asset allocation.  The data for the contributions and emerging liabilities is provided from the plan’s actuarial valuation, while the current assets and monthly benefit payment data is provided by the plan administrator.

Following is a description of the valuation methodologies used for the assets classes of Employers Mutual’s defined benefit retirement plan.

•
Pooled Separate Accounts:  Each of the Prudential Retirement Insurance and Annuity Company (Prudential) funds held by the Plan is a pooled or commingled investment vehicle, each with many investors.  The Plan asset is represented by a “unit of account” and a per unit value, much like a mutual fund, whose value is the result of the accumulated values of the underlying investments.  As the sponsor of a fund, Prudential specifies the source(s) used for the underlying investment asset prices and the protocol used to value each fund.  These underlying investments are valued in the following ways:

o
Short-Term Funds – these portfolios are comprised of short term securities.  Securities in a Money Market Fund, such as the Prudential Short-Term Fund, are valued initially at cost and thereafter adjusted for amortization of any discount or premium.

o	U.S. Stock Funds – these are funds filled with domestic equities. Securities in these funds are priced using the closing price from the applicable exchange.
o
International Stock Funds – are comprised of international equities.  Securities are priced using the closing price from the appropriate local stock exchange(s).  Prudential also uses Interactive Data’s Fair Value Evaluation Service, which seeks to update prices in the event there are material market movements between local stock exchange closing time and portfolio valuation time.

o
U.S. Bond Funds – are portfolios that contain domestic fixed-income securities.  Securities are priced by Interactive Data using inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads.  Interactive Data also monitors market indices and industry and economic events.  Prices are reviewed to ensure comfort and can be challenged with Interactive Data and/or overridden if Prudential believes the price would be more reflective of fair value.

•
First American Funds – Real Estate Securities Fund:  Valued at the net asset value of shares held by the Plan at year-end.  For purposes of calculating the net asset value, portfolio securities and other assets for which market quotes are readily available are valued at fair value.  Fair value is generally determined on the basis of last reported sales prices, or if no sales are reported, based on quotes obtained from a quotation reporting system, established market makers, or independent pricing services.

•	Principal Money Market Separate Account: Invests mainly in short-term securities such as commercial paper. Valued by an independent pricing service.

•
Principal Bond and Mortgage Separate Account:  Invests mainly in fixed securities such as asset backed securities, residential mortgage-backed securities, commercial mortgage-backed securities and corporate bonds.  Securities are priced by Interactive Data using inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads.  Interactive Data also monitors market indices and industry and economic events.

The fair values of Employers Mutual’s defined benefit retirement plan by asset category are as follows:

	Fair value measurements at December 31, 2009 using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Principal Financial Group:
Money Market Separate Account	$2,019,808	$-	$2,019,808	$-
Bond and Mortgage Separate Account	27,520,387	-	27,520,387	-
Prudential Retirement Insurance and Annuity Co. pooled separate accounts:
U.S. stock funds	79,414,339	-	79,414,339	-
International stock funds	18,509,742	-	18,509,742	-
U.S. bond funds	29,447,314	-	29,447,314	-
Short-term funds	7,341,906	-	7,341,906	-
First American funds - Real Estate securities fund	2,888,662	2,888,662	-	-
	$167,142,158	$2,888,662	$164,253,496	$-

Employers Mutual plans to contribute approximately $25,000,000 to the pension plan and $2,750,000 to the VEBA trust in 2010.

The Company participates in other retirement plans sponsored by Employers Mutual, including its 401(k) Plan and Board and Executive Non-Qualified Excess Plan.  The Company’s share of expenses for these plans amounted to $1,293,676, $1,085,173 and $1,262,512 in 2009, 2008 and 2007, respectively.

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

The Company recognized compensation expense from these plans of $282,528 ($237,605 net of tax), $232,318 ($226,624 net of tax) and $200,941 (gross and net of tax) in 2009, 2008 and 2007, respectively.

During 2009, 304,400 non-qualified options were granted under the 2007 Plan to eligible participants at a price of $18.865 and 37,271 options were exercised under the plans at prices ranging from $9.25 to $19.35.  A summary of the activity under Employers Mutual’s stock option plans for 2009, 2008 and 2007 is as follows:

	Year ended December 31,
	2009		2008		2007
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Outstanding, beginning of year	929,716	$21.57	817,268	$20.37	741,718	$19.23
Granted	304,400	18.87	221,875	23.47	119,250	25.46
Exercised	(37,271)	17.10	(93,415)	15.38	(40,825)	14.25
Expired	(12,430)	23.86	(13,887)	22.80	(2,875)	24.71
Forfeited	(9,125)	22.91	(2,125)	22.08	-	-
Surrendered	(2,676)	25.46	-	-	-	-
Outstanding, end of year	1,172,614	$20.96	929,716	$21.57	817,268	$20.37

Exercisable, end of year	537,786	$20.48	405,731	$19.39	360,064	$17.49

The weighted average fair value of options granted in 2009, 2008 and 2007 amounted to $2.30, $2.77 and $3.82, respectively.  Employers Mutual estimated the fair value of each option grant on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted-average assumptions:

	Year ended December 31,
	2009	2008	2007
Dividend yield	3.82%	3.07%	2.67%
Expected volatility	22.7% - 43.8%	21.0% - 30.1%	22.2% - 31.4%
Weighted-average volatility	35.24%	26.09%	25.64%
Risk-free interest rate	0.38% - 2.81%	1.45% - 3.17%	4.32% - 5.01%
Expected term (years)	0.25 - 6.30	0.25 - 6.25	0.25 - 6.25

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

At December 31, 2009, the Company’s portion of the unrecognized compensation cost associated with option awards issued under Employers Mutual’s stock option plans that are not currently vested was $247,634, with a 1.5 year weighted-average period over which the compensation expense is expected to be recognized.  A summary of non-vested option activity under Employers Mutual’s stock option plans for 2009, 2008 and 2007 is as follows:

	Year ended December 31,
	2009		2008		2007
	Number of options	Weighted- average grant-date fair value	Number of options	Weighted- average grant-date fair value	Number of options	Weighted- average grant-date fair value
Non-vested, beginning of year	523,985	$3.55	457,204	$4.09	478,578	$4.13
Granted	304,400	2.30	221,875	2.77	119,250	3.82
Vested	(189,006)	3.70	(155,094)	4.03	(140,624)	3.99
Forfeited	(1,875)	2.30	-	-	-	-
Surrendered	(2,676)	3.82	-	-	-	-
Non-vested, end of year	634,828	$2.91	523,985	$3.55	457,204	$4.09

The Company’s portion of the total intrinsic value of options exercised under Employers Mutual’s stock option plans was $51,461, $310,210 and $176,344 in 2009, 2008 and 2007, respectively.  Under the terms of the pooling and quota share agreements, these amounts were paid to Employers Mutual.  The Company received the full fair value for all shares issued under these plans.  The Company’s portion of the total fair value of options that vested in 2009, 2008 and 2007 was $282,528, $232,318 and $200,941, respectively.  Additional information relating to options outstanding and options vested (exercisable) at December 31, 2009 is as follows:

	December 31, 2009
	Number of options	Weighted- average exercise price	Aggregate intrinsic value	Weighted- average remaining term
Options outstanding	1,172,614	$20.96	$2,114,913	6.66
Options exercisable	537,786	$20.48	$1,202,402	4.94

The 1993 Plan and 2003 Plan do not generally generate tax deductions for the Company because only incentive stock options could be issued under these plans.  The Company did receive a deferred tax benefit for the March 2009 grant and a portion of the March 2008 grant made under the 2007 Plan because non-qualified options were issued.  The Company’s portion of the current tax deduction realized from exercises of stock options was $1,970 in 2009 (no realized tax deduction prior to 2009).  No cash flow effects have resulted from share-based payment arrangements.  The income tax benefit that results from disqualifying dispositions of stock purchased through incentive stock options is deemed immaterial.

Employee Stock Purchase Plan

A total of 500,000 shares of the Company’s common stock have been reserved for issuance under the Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan.  Any eligible employee who is employed by Employers Mutual on the first day of the month immediately preceding any option period is eligible to participate in the plan.  Participants pay 85 percent of the fair market value of the stock on the date of purchase.  The plan is administered by the Board of Employers Mutual and the Board has the right to amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options.  This plan was replaced by a new plan during 2008 and the 217,862 shares that were unused as of December 31, 2008 were de-registered in 2009.

On May 30, 2008, the Company registered 500,000 shares of the Company’s common stock for use in the Employers Mutual Casualty Company 2008 Employee Stock Purchase Plan (2008 Plan).  The 2008 Plan provides for any eligible employee to participate in the plan by delivering, during the first twenty days of the calendar month preceding the first day of an election period, a payroll deduction authorization to the plan administrator; or making a cash contribution.  Participants pay 85 percent of the fair market value of the stock on the date of purchase.  The plan is administered by the Board of Employers Mutual and the Board has the right to amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options.  Expenses allocated to the Company in connection with these plans totaled $25,892, $9,695 and $22,643 in 2009, 2008 and 2007, respectively.

During 2009, a total of 23,397 options were exercised at prices ranging from $17.84 to $18.39.  Activity under the plans was as follows:

	Year ended December 31,
	2009	2008	2007
Shares available for purchase, beginning of year	709,381	229,163	248,449
Shares registered for use in the 2008 plan	-	500,000	-
Shares deregistered under the 1993 plan	(217,862)	-	-
Shares purchased under the plans	(23,397)	(19,782)	(19,286)
Shares available for purchase, end of year	468,122	709,381	229,163

Non-Employee Director Stock Option Plan

A total of 200,000 shares of the Company’s common stock have been reserved for issuance under the 2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan.  All non-employee directors of Employers Mutual and its subsidiaries and affiliates who are not serving on the “Disinterested Director Committee” of the Board of Employers Mutual as of the beginning of an option period are eligible to participate in the plan.  Each eligible director can purchase shares of common stock at 75 percent of the fair value of the stock on the option exercise date in an amount equal to a minimum of 25 percent and a maximum of 100 percent of their annual cash retainer.  The plan will continue through the option period for options granted at the 2012 annual meetings.  The plan is administered by the Disinterested Director Committee of the Board.  The Board may amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options.  Expenses allocated to the Company in connection with these plans totaled $15,326, $27,121 and $18,173 in 2009, 2008 and 2007, respectively.

During 2009, a total of 3,878 options were exercised at prices ranging from $14.15 to $16.35.  Activity under the plan was as follows:

	Year ended December 31,
	2009	2008	2007
Shares available for purchase, beginning of year	176,508	181,668	186,510
Shares purchased under the plan	(3,878)	(5,160)	(4,842)
Shares available for purchase, end of year	172,630	176,508	181,668

Dividend Reinvestment Plan

The Company maintains a dividend reinvestment and common stock purchase plan which provides stockholders with the option of reinvesting cash dividends in additional shares of the Company’s common stock.  Participants may also purchase additional shares of common stock without incurring broker commissions by making optional cash contributions to the plan, and may sell shares of common stock through the plan.  Employers Mutual did not participate in this plan in 2009, 2008 or 2007.  Activity under the plan was as follows:

	Year ended December 31,
	2009	2008	2007
Shares available for purchase, beginning of year	182,141	188,973	195,626
Shares purchased under the plan	(6,532)	(6,832)	(6,653)
Shares available for purchase, end of year	175,609	182,141	188,973

Range of purchase prices	$20.44	$20.93	$23.53
	to	to	to
	$22.62	$29.75	$32.75

Stock Appreciation Right (SAR) agreement

On October 19, 2006, Employers Mutual entered into a stock appreciation rights (SAR) agreement with the Company’s Executive Vice President and Chief Operating Officer (Mr. Murray).  This SAR agreement is a substitute for an incentive stock option grant Mr. Murray was initially authorized to receive as part of his 2006 compensation arrangement, but was not issued to him due to certain limitations contained in Employers Mutual’s incentive stock option plan.  The grant-date fair value of this award was $546,300.  Because the SAR agreement will be settled in cash, it is considered to be a liability-classified award under ASC Topic 718.  As a result, the value of this agreement must be re-measured at fair value at each financial statement reporting date, subject to a minimum fair value of $318,825 stipulated in the SAR agreement.  The fair value of this agreement at December 31, 2009, 2008 and 2007 was $318,825 ($95,648 as the Company’s portion from the pool).  The full value of this agreement was expensed in 2006 because Mr. Murray is currently eligible for retirement and is entitled to keep the award at retirement.  As a result, the award does not have any subsequent service requirements.  Subsequent changes in the fair value of this agreement will be reflected as compensation expense until the agreement is ultimately settled in 2016.  During 2009 and 2008, the Company did not recognize any compensation expense related to this award as the fair value of the award did not change.  During 2007, the Company recognized negative compensation expense of $103,207 ($67,085 net of tax) related to this award.

Stock Repurchase Plan

On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program.  On October 31, 2008, the Company’s Board of Directors announced an extension of the stock repurchase program, authorizing an additional $10,000,000.  This program became effective immediately and does not have an expiration date.  The timing and terms of the purchases are determined by management based on market conditions and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock purchased under this program is being retired by the Company.  As of December 31, 2009, 736,133 shares of common stock had been repurchased at a cost of $17,851,898.

Stock Purchase Plan

During the second quarter of 2005, Employers Mutual initiated a $15,000,000 stock purchase program under which Employers Mutual will purchase shares of the Company’s common stock in the open market.  This purchase program does not have an expiration date, however, this program is currently dormant and will remain so while the Company’s repurchase program is active.  The timing and terms of the purchases are determined by management based on market conditions and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  During 2007, Employers Mutual purchased 65,501 shares of the Company’s common stock under this program at an average cost of $24.02 per share.  No purchases were made during 2009 and 2008.  As of December 31, 2009, $4,490,561 remained available under this plan for additional purchases.

14.	LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All lease costs are included as expenses under the pooling agreement, after allocation of a portion of these expenses to the subsidiaries that do not participate in the pooling agreement.  The following table reflects the lease commitments of the Company as of December 31, 2009.

	Payments due by period
	Total	Less than 1 year	1 – 3 years	4 - 5 years	More than 5 years
Lease commitments
Real estate operating leases	$7,517,281	$1,226,388	$2,108,370	$1,661,676	$2,520,847

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $1,236,315 and $1,505,808 and related premium tax offsets of $692,233 and $935,822 have been accrued as of December 31, 2009 and 2008, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments which are designed to encourage employers to employ a worker with a pre-existing disability.  Estimated second-injury fund assessments of $1,709,015 and $1,575,905 have been accrued as of December 31, 2009 and 2008, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of these annuities was $1,711,614 at December 31, 2009.  The Company has a contingent liability of $1,711,614 at December 31, 2009 should the issuers of these annuities fail to perform.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.  The Company’s share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries’ aggregate policyholders’ surplus.

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

15.	UNAUDITED INTERIM FINANCIAL INFORMATION

	Three months ended,
	March 31	June 30	September 30	December 31
2009
Total revenues	$96,292,459	$108,374,063	$111,683,128	$134,098,006
Income before income tax expense	$6,927,018	$8,890,941	$6,470,929	$40,235,929
Income tax expense	1,123,155	1,923,809	1,420,154	12,687,085
Net income	$5,803,863	$6,967,132	$5,050,775	$27,548,844
Net income per share - basic and diluted*	$0.44	$0.53	$0.38	$2.10

2008
Total revenues	$104,153,368	$109,148,591	$94,755,051	$105,835,121
Income (loss) before income tax expense (benefit)	$11,059,558	$(3,579,851)	$(16,389,055)	$(1,380,706)
Income tax expense (benefit)	2,840,572	(2,639,521)	(6,931,486)	(1,854,246)
Net income (loss)	$8,218,986	$(940,330)	$(9,457,569)	$473,540
Net income (loss) per share - basic and diluted*	$0.60	$(0.07)	$(0.70)	$0.04

2007
Total revenues	$107,910,669	$111,521,132	$108,897,554	$117,480,240
Income before income tax expense	$20,887,106	$19,976,217	$8,787,875	$9,267,491
Income tax expense	6,185,705	5,985,790	2,059,838	2,209,321
Net income	$14,701,401	$13,990,427	$6,728,037	$7,058,170
Net income per share - basic and diluted*	$1.07	$1.02	$0.49	$0.51

*  Since the weighted-average number of shares outstanding for the quarters are calculated independently of the weighted-average number of shares outstanding for the year, quarterly net income (loss) per share may not total to annual net income (loss) per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
EMC Insurance Group Inc.:

We have audited the consolidated financial statements of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated March 15, 2010 (included elsewhere in this Annual Report on Form 10-K).  Our audits also include the financial statement schedules listed in Item 15(a)2 of this Annual Report on Form 10-K.  These schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.  As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for other-than-temporary impairments effective April 1, 2009 and for the accounting for its pension and other post-retirement benefits effective January 1, 2008.

/s/ Ernst & Young LLP

Des Moines, Iowa
March 15, 2010

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule I – Summary of Investments-
Other than Investments in Related Parties

December 31, 2009

Type of investment	Cost	Fair value	Amount at which shown in the balance sheet

Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$410,005	$460,877	$410,005
Total fixed maturity securities	410,005	460,877	410,005

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	4,739,194	4,983,045	4,983,045
U.S. government-sponsored agencies	151,440,800	150,415,530	150,415,530
Obligations of states and political subdivisions	380,605,547	391,764,812	391,764,812
Commercial mortgage-backed	75,563,896	82,391,701	82,391,701
Residential mortgage-backed	31,017,352	31,055,295	31,055,295
Other asset-backed	9,164,445	9,885,609	9,885,609
Corporate	219,663,540	228,684,994	228,684,994
Total fixed maturity securities	872,194,774	899,180,986	899,180,986

Equity securities:
Common stocks:
Financial services	7,447,765	10,666,469	10,666,469
Information technology	13,366,462	19,693,053	19,693,053
Healthcare	10,066,840	12,935,253	12,935,253
Consumer staples	6,323,889	7,043,221	7,043,221
Consumer discretionary	6,100,052	7,581,367	7,581,367
Energy	6,995,036	8,811,055	8,811,055
Industrials	5,239,316	5,826,770	5,826,770
Other	8,075,560	9,370,291	9,370,291
Non-redeemable preferred stocks	9,500,000	8,262,500	8,262,500
Total equity securities	73,114,920	90,189,979	90,189,979

Other long-term investments	47,083	47,083	47,083

Short-term investments	55,390,096	55,390,096	55,390,096
Total investments	$1,001,156,878	$1,045,269,021	$1,045,218,149

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant

Condensed Balance Sheets

	December 31,
	2009	2008
ASSETS
Investment in common stock of subsidiaries (equity method)	$340,269,959	$279,905,123
Short-term investments	2,051,147	3,118,984
Cash	52,977	135,430
Accrued investment income	263	4,492
Prepaid assets	60,000	60,000
Income taxes recoverable	467,545	409,068
Total assets	$342,901,891	$283,633,097

LIABILITIES
Accounts payable	$171,824	$167,630
Indebtedness to related party	312,382	549,109
Total liabilities	484,206	716,739

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding,13,114,481 shares in 2009 and 13,267,668shares in 2008	13,114,481	13,267,668
Additional paid-in capital	92,804,282	95,639,349
Accumulated other comprehensive income (loss):
Net unrealized losses on fixed maturity securities with "other-than-temporary" impairments	(104,847)	-
Other net unrealized gains	28,744,673	3,207,576
Employee retirement plans	(12,587,484)	(13,137,688)
Total accumulated other comprehensive income (loss)	16,052,342	(9,930,112)
Retained earnings	220,446,580	183,939,453
Total stockholders' equity	342,417,685	282,916,358
Total liabilities and stockholders' equity	$342,901,891	$283,633,097

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant, Continued

Condensed Statements of Income

	Year ended December 31,
	2009	2008	2007
REVENUES
Dividends received from subsidiaries	$12,500,032	$25,005,256	$4,750,048
Investment income	10,543	161,312	214,513
	12,510,575	25,166,568	4,964,561

Operating expenses	1,346,388	1,330,077	951,510

Income before income tax benefit and equity in undistributed net income (loss) of subsidiaries	11,164,187	23,836,491	4,013,051

Income tax benefit	(467,545)	(409,068)	(257,949)

Income before equity in undistributed net income (loss) of subsidiaries	11,631,732	24,245,559	4,271,000

Equity in undistributed net income (loss)of subsidiaries	33,738,882	(25,950,932)	38,207,035

Net income (loss)	$45,370,614	$(1,705,373)	$42,478,035

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant, Continued

Condensed Statements of Comprehensive Income

	Year ended December 31,
	2009	2008	2007

Net income (loss)	$45,370,614	$(1,705,373)	$42,478,035

Other comprehensive income (loss):
Change in unrealized holding gains (losses)on investment securities, net of deferred income taxes	36,635,698	(52,013,882)	12,389,873

Reclassification adjustment for realized investment (gains) losses included in net income (loss),net of income taxes	(11,098,601)	15,896,100	(2,418,627)

Change in unrealized holding gains on fixed maturity securities with "other-than-temporary" impairment, net of deferred income taxes	1,089,528	-	-

Reclassification adjustment for realized investment gains from disposals of fixed maturity securities with "other-than-temporary" impairment included in net income (loss), before income tax expense	(550,875)	-	-

Adjustments associated with Employers Mutual's retirement benefit plans, net of deferred income taxes:
Net actuarial gain (loss)	839,077	(16,400,635)	3,812,648
Prior service (cost) credit	(288,873)	(327,542)	4,243,107

Other comprehensive income (loss)	26,625,954	(52,845,959)	18,027,001

Total comprehensive income (loss)	$71,996,568	$(54,551,332)	$60,505,036

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant, Continued

Condensed Statements of Cash Flows

	Year ended December 31,
	2009	2008	2007

Net cash provided by operating activities	$11,627,479	$24,421,838	$4,298,623

Cash flows from investing activities
Maturities of fixed maturity securities available-for-sale	-	-	1,000,000
Net (purchases) sales of short-term investments	1,067,837	(1,618,010)	3,461,303
Net cash (used in) provided by investing activities	1,067,837	(1,618,010)	4,461,303

Cash flows from financing activities
Balances resulting from related party transactions with Employers Mutual:
Issuance of common stock through Employers Mutual's stock option plans	318,872	1,128,836	848,941
Dividends paid to Employers Mutual	(5,650,454)	(5,650,454)	(5,370,002)

Repurchase of common stock	(3,589,654)	(14,262,245)	-
Dividends paid to public stockholders	(3,856,533)	(4,080,949)	(4,127,246)
Net cash used in financing activities	(12,777,769)	(22,864,812)	(8,648,307)

Net increase (decrease) in cash	(82,453)	(60,984)	111,619
Cash at beginning of year	135,430	196,414	84,795

Cash at end of year	$52,977	$135,430	$196,414

Income taxes received	$409,068	$257,949	$180,922
Interest paid	$-	$9,902	$8,595

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule III – Supplementary Insurance Information

For Years Ended December 31, 2009, 2008 and 2007

Segment	Deferred policy acquisition costs	Loss and settlement expense reserves	Unearned premiums	Premium revenue	Net investment income	Losses and settlement expenses incurred	Amortization of deferred policy acquisition costs	Other underwriting expenses	Premiums written

Year ended December 31, 2009:
Property and casualty insurance	$34,704,000	$410,465,012	$148,842,413	$308,079,036	$35,679,586	$199,124,285	$73,409,970	$36,841,268	$312,814,883
Reinsurance	1,946,628	145,686,565	10,643,683	75,931,865	12,069,177	49,625,174	14,582,779	2,175,711	75,901,429
Parent company	-	-	-	-	10,543	-	-	-	-
Consolidated	$36,650,628	$556,151,577	$159,486,096	$384,010,901	$47,759,306	$248,749,459	$87,992,749	$39,016,979	$388,716,312

Year ended December 31, 2008:
Property and casualty insurance	$32,676,714	$428,348,776	$144,702,062	$315,598,049	$36,329,609	$232,538,251	$73,064,705	$30,989,615	$312,987,369
Reinsurance	1,952,715	144,683,077	9,744,143	73,719,749	11,912,452	61,727,042	14,799,244	2,709,106	73,617,740
Parent company	-	-	-	-	161,312	-	-	-	-
Consolidated	$34,629,429	$573,031,853	$154,446,205	$389,317,798	$48,403,373	$294,265,293	$87,863,949	$33,698,721	$386,605,109

Year ended December 31, 2007:
Property and casualty insurance	$32,714,687	$410,249,955	$148,266,657	$320,836,066	$36,000,281	$199,494,325	$74,393,683	$37,125,716	$324,252,764
Reinsurance	1,973,117	141,352,051	9,890,026	72,223,331	12,267,193	48,344,856	14,336,552	2,204,290	71,002,733
Parent company	-	-	-	-	214,513	-	-	-	-
Consolidated	$34,687,804	$551,602,006	$158,156,683	$393,059,397	$48,481,987	$247,839,181	$88,730,235	$39,330,006	$395,255,497

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule IV – Reinsurance

For Years Ended December 31, 2009, 2008 and 2007

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2009:
Consolidated earned premiums	$230,497,985	$255,520,536	$409,033,452	$384,010,901	106.5%

Year ended December 31, 2008:
Consolidated earned premiums	$216,190,918	$239,879,527	$413,006,407	$389,317,798	106.1%

Year ended December 31, 2007:
Consolidated earned premiums	$203,150,361	$229,143,671	$419,052,707	$393,059,397	106.6%

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule VI – Supplemental Information Concerning
Property-Casualty Insurance Operations

For Years Ended December 31, 2009, 2008 and 2007

	Deferred policy acquisition costs	Reserves for losses and settlement expenses	Discount, if any, deducted from reserves	Unearned premiums	Earned premiums	Net investment income

Year ended December 31, 2009:	$36,650,628	$556,151,577	$-	$159,486,096	$384,010,901	$47,748,763

Year ended December 31, 2008:	$34,629,429	$573,031,853	$-	$154,446,205	$389,317,798	$48,242,061

Year ended December 31, 2007:	$34,687,804	$551,602,006	$-	$158,156,683	$393,059,397	$48,267,474

	Losses and settlement expenses incurred related to		Amortization of deferred policy acquisition costs	Paid losses and settlement expenses	Premiums written
	Current year	Prior years

Year ended December 31, 2009:	$297,371,751	$(48,622,292)	$87,992,749	$260,729,636	$388,716,312

Year ended December 31, 2008:	$329,573,313	$(35,308,020)	$87,863,949	$273,596,862	$386,605,109

Year ended December 31, 2007:	$286,577,209	$(38,738,028)	$88,730,235	$241,461,628	$395,255,497

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 regarding the Company’s executive officers is included in “Executive Officers of the Company” under Part I, Item 1 of this report.

The information required by Item 10 regarding the audit committee financial expert and the members of the Company’s Audit Committee of the Board of Directors is incorporated by reference from the information under the caption “Information about the Board of Directors and its Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2010.

The information required by Item 10 regarding the Company’s directors is incorporated by reference from the information under the captions “Election of Directors” and “Information about the Board of Directors and its Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2010.

The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2010.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The code of ethics is posted on the Investors section of the Company’s internet website found at www.emcins.com.  In the event that the Company makes any amendments to, or grants any waivers from, a provision of the ethics policy that requires disclosure under applicable Securities and Exchange Commission rules, the Company intends to disclose such amendments or waivers and the reasons therefore on its website.

ITEM 11.	EXECUTIVE COMPENSATION.

See the information under the captions “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 25, 2010, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

See the information under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management and Directors” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 25, 2010, which information is incorporated herein by reference.

Information regarding securities authorized for issuance under equity compensation plans appears in Part II, Item 5 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See the information under the captions “Certain Relationships and Related Persons Transactions” and “Election of Directors” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 25, 2010, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

See the information under the caption “Independent Registered Public Accounting Firm’s Fees” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 25, 2010, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Financial Statements and Schedules

1.	Financial Statements
		Page
	Management’s Report on Internal Control Over Financial Reporting	103
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	104
	Report of Independent Registered Public Accounting Firm	105
	Consolidated Balance Sheets, December 31, 2009 and 2008	106
	Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007	108
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007	109
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007	110
	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	111
	Notes to Consolidated Financial Statements	113

2.	Schedules

	Report of Independent Registered Public Accounting Firm	158
	Schedule I – Summary of Investments – Other Than Investments in Related Parties	159
	Schedule II – Condensed Financial Information of Registrant	160
	Schedule III – Supplementary Insurance Information	164
	Schedule IV - Reinsurance	165
	Schedule VI – Supplemental Information Concerning Property-Casualty Insurance Operations	166

All other schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in the notes to the consolidated financial statements or are not significant in amount.

3.	Exhibits required by Item 601

	3.	Articles of incorporation and by-laws:

		3.1	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2008.)

		3.2	By-Laws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 filed with the Company’s Form 10-K for the calendar year ended December 31, 2007.)

	10.	Material contracts.

10.1.1
EMC Insurance Companies reinsurance pooling agreements between Employers Mutual Casualty Company and certain of its affiliated companies, as amended.  (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-K for the calendar year ended December 31, 2007.)

10.1.2
Restated Quota Share Reinsurance Retrocessional Agreement between Employers Mutual Casualty Company and EMC Reinsurance Company, effective January 1, 2006, as amended.  (Incorporated by reference to Exhibit 10.1.2 filed with the Company’s Form 8-K filed on February 2, 2010 under Item 1.01.)

10.2.1	Summary of 2009 base salary compensation for the Company’s named executive officers. (Incorporated by reference to the Company’s Form 8-K filed on March 13, 2009 under Item 5.02.)*

10.2.2	Summary of compensation for the Company’s non-employee directors. (Incorporated by reference to the Company’s Form 8-K filed on March 15, 2007 under Item 1.01.)*

10.2.3	Senior Executive Compensation Bonus Program (Incorporated by reference to Exhibit 99 filed with the Company’s Form 8-K on February 5, 2009 under Item 5.02.)*

10.2.4	Executive Contingent Salary Plan – EMC Reinsurance Company. (Incorporated by reference to Exhibit 99 filed with the Company’s Form 8-K on April 6, 2007 under Item 5.02.)*

10.3.1	Deferred Bonus Compensation Plan. (Incorporated by reference to Exhibit 10(d) filed with the Company’s Form 10-K for the calendar year ended December 31, 2004.)*

10.3.2
Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan, as amended and restated.  (Incorporated by reference to Exhibit 10.8 filed with the Company’s Form 10-Q for the quarterly period ended September 30, 2008.)*

10.3.3
Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan II.  (Incorporated by reference to Exhibit 10(w) filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2007.)*

10.3.4
Employers Mutual Casualty Company Non-Employee Directors’ Post-Service Benefits Plan, as amended and restated.  (Incorporated by reference to Exhibit 10.10 filed with the Company’s Form 10-Q for the quarterly period ended September 30, 2008.)*

10.3.5	Employers Mutual Casualty Company Supplemental Retirement Plan. (Incorporated by reference to Exhibit 10.11 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2008.)*

10.3.6	Employers Mutual Casualty Company Senior Executive Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.25 filed with the Company’s Form 8-K on November 6, 2008 under Item 5.02.)*

10.3.7	Stock Appreciation Rights Agreement for William A. Murray. (Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 8-K on October 19, 2006 under Item 1.01.)*

10.3.8
Employers Mutual Casualty Company Defined Contribution Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.3.8 filed with the Company’s Form 8-K on November 13, 2009 under Item 5.02.)*

10.4.1
Employers Mutual Casualty Company Amended and Restated 2008 Employee Stock Purchase Plan.  (Incorporated by reference to Exhibit 10.4.1 filed with the Company’s Form 8-K on March 24, 2009 under Item 8.01.)*

10.4.2
2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan, as amended.  (Incorporated by reference to Exhibit 10(j) filed with the Company’s Form 10-K for the calendar year ended December 31, 2005.)*

10.4.3	1993 Employers Mutual Casualty Company Incentive Stock Option Plan, as amended. (Incorporated by reference to Registration Nos. 33-49337 and 333-45279.)*

10.4.4	2003 Employers Mutual Casualty Company Incentive Stock Option Plan. (Incorporated by reference to Registration No. 333-103722 and 333-128315.)*

10.4.5	2007 Employers Mutual Casualty Company Stock Incentive Plan. (Incorporated by reference to Registration No. 333-143457.)*

10.4.6	EMC Insurance Group Inc. Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan. (Incorporated by reference to Registration No. 33-34499.)

10.5.1	Surplus Note – EMCASCO Insurance Company. (Incorporated by reference to Exhibit 10.19 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2008.)

10.5.2	Surplus Note – Illinois EMCASCO Insurance Company. (Incorporated by reference to Exhibit 10.20 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2008.)

10.5.3	Surplus Note – Dakota Fire Insurance Company. (Incorporated by reference to Exhibit 10.21 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2008.)

10.6.1	Investment Management Agreement. (Incorporated by reference to Exhibit 10.22 filed with the Company’s Form 10-K for the calendar year ended December 31, 2007.)

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

24.	Power of Attorney.

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2010.

EMC INSURANCE GROUP INC.

/s/ Bruce G. Kelley
Bruce G. Kelley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2010.

/s/ Bruce G. Kelley
Bruce G. Kelley
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Mark E. Reese
Margaret A. Ball*
Director

/s/ Mark E. Reese
George C. Carpenter III*
Chairman of the Board

/s/ Mark E. Reese
Stephen A. Crane*
Director

/s/ Mark E. Reese
Robert L. Howe*
Director

/s/ Mark E. Reese
Raymond A. Michel*
Director

/s/ Mark E. Reese
Gretchen H. Tegeler*
Director

* by power of attorney

EMC Insurance Group Inc. and Subsidiaries

Index to Exhibits

Exhibit number	Item	Page number

21	Subsidiaries of the Registrant.	174

23	Consent of Independent Registered Public Accounting Firm.	175

24	Power of Attorney.	176

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	177

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	178

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	179

32.2	Certification of the Senior Vice President and Chief Financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	180