Form 10-Q
period 2010-03-31
EMC INSURANCE GROUP INC
filed 2010-05-07
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to __________________

Commission File Number: 0-10956

EMC INSURANCE GROUP INC.
(Exact name of registrant as specified in its charter)

Iowa	42-6234555
(State or other jurisdiction of incorporation ororganization)	(I.R.S. Employer Identification No.)

717 Mulberry Street, Des Moines, Iowa	50309
(Address of principal executive office)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒
Non accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common stock, $1.00 par value	13,134,297

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

       EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost (fair value $457,654 and $460,877)	$404,578	$410,005
Securities available-for-sale, at fair value (amortized cost $874,763,572 and $858,129,177)	909,636,075	884,688,114
Fixed maturity securities on loan:
Securities available-for-sale, at fair value (amortized cost $5,653,350 and $14,065,597)	5,661,499	14,492,872
Equity securities available-for-sale, at fair value (cost $74,007,221 and $73,114,920)	95,974,749	90,189,979
Other long-term investments, at cost	43,028	47,083
Short-term investments, at cost	42,591,167	55,390,096
Total investments	1,054,311,096	1,045,218,149

Balances resulting from related party transactions with Employers Mutual:
Reinsurance receivables	29,948,024	30,544,558
Prepaid reinsurance premiums	6,816,201	5,112,386
Deferred policy acquisition costs	36,118,550	36,650,628
Other assets	3,516,510	2,058,189

Cash	534,292	278,534
Accrued investment income	12,734,422	11,082,132
Deferred policy acquisition costs	3,608	—
Accounts receivable	2,126,550	1,611,740
Deferred income taxes	9,958,199	15,044,357
Goodwill	941,586	941,586
Securities lending collateral	5,911,111	14,941,880
Other assets	24,000	2,303,654
Total assets	$1,162,944,149	$1,165,787,793

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2010	2009
LIABILITIES
Balances resulting from related party transactions with Employers Mutual:
Losses and settlement expenses	$551,539,590	$553,787,770
Unearned premiums	159,017,958	159,486,096
Other policyholders’ funds	8,543,714	7,918,665
Surplus notes payable	25,000,000	25,000,000
Indebtedness to related party	17,392,596	13,488,724
Employee retirement plans	19,316,435	18,176,720
Other liabilities	11,273,858	20,335,197

Losses and settlement expenses	2,878,053	2,363,807
Unearned premiums	16,989	—
Income taxes payable	3,142,060	5,488,760
Securities lending obligation	5,911,111	14,941,880
Other liabilities	82,468	2,382,489
Total liabilities	804,114,832	823,370,108

STOCKHOLDERS’ EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 13,133,361 shares in 2010 and 13,114,481 shares in 2009	13,133,361	13,114,481
Additional paid-in capital	93,187,181	92,804,282
Accumulated other comprehensive income (loss):
Net unrealized losses on fixed maturity securities with “other-than-temporary” impairments	(16,492)	(104,847)
Other net unrealized gains	36,967,808	28,744,673
Employee retirement plans	(12,403,208)	(12,587,484)
Total accumulated other comprehensive income (loss)	24,548,108	16,052,342
Retained earnings	227,960,667	220,446,580
Total stockholders’ equity	358,829,317	342,417,685
Total liabilities and stockholders’ equity	$1,162,944,149	$1,165,787,793

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

	Three months ended March 31,
	2010	2009
REVENUES
Premiums earned:
Related party transactions	$91,455,297	$92,416,351
Other transactions	889,769	38,197
Total premiums earned	92,345,066	92,454,548
Investment income, net	12,516,987	12,277,235
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities	877,308	(234,960)
Total “other-than-temporary” impairment losses on available-for-sale securities	(231,856)	(8,357,350)
Portion of impairment losses on fixed maturity available-for-sale securities recognized in other comprehensive income (before taxes)	(120,539)	—
Net impairment losses on available-for-sale securities	(352,395)	(8,357,350)
Net realized investment gains (losses)	524,913	(8,592,310)
Other income	206,686	152,986
	105,593,652	96,292,459
LOSSES AND EXPENSES
Losses and settlement expenses:
Related party transactions	55,433,133	53,776,614
Other transactions	609,491	—
Total losses and settlement expenses	56,042,624	53,776,614
Dividends to policyholders	2,354,462	3,829,606
Amortization of deferred policy acquisition costs:
Related party transactions	21,607,445	22,006,861
Other transactions	257,670	3,845
Total amortization of deferred policy acquisition costs	21,865,115	22,010,706
Other underwriting expenses	10,365,194	9,130,283
Interest expense	225,000	225,000
Other expense:
Related party transactions	278,020	393,232
Other transactions	(79,817)	—
Total other expense	198,203	393,232
	91,050,598	89,365,441
Income before income tax expense (benefit)	14,543,054	6,927,018

INCOME TAX EXPENSE (BENEFIT)
Current	4,153,450	4,580,982
Deferred	511,512	(3,457,827)
	4,664,962	1,123,155
Net income	$9,878,092	$5,803,863

Net income per common share
-basic and diluted	$0.75	$0.44

Dividend per common share	$0.18	$0.18

Average number of common shares outstanding
-basic and diluted	13,123,810	13,249,735

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2010	2009

Net income	$9,878,092	$5,803,863

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on investment securities, before deferred income tax expense (benefit)	13,296,431	(8,298,064)
Deferred income tax expense (benefit)	4,653,751	(2,904,323)
	8,642,680	(5,393,741)

Reclassification adjustment for realized investment (gains) losses included in net income, before income tax (expense) benefit	(645,452)	8,592,310
Income tax (expense) benefit	(225,907)	3,007,309
	(419,545)	5,585,001

Change in unrealized holding gains on fixed maturity securities with “other-than-temporary” impairment, before deferred income tax expense	15,391	—
Deferred income tax expense	5,387	—
	10,004	—

Reclassification adjustment for realized investment losses from fixed maturity securities with “other-than-temporary” impairment included in net income, before income tax benefit	120,539	—
Income tax benefit	42,188	—
	78,351	—

Adjustment associated with Employers Mutual’s retirement benefit plans, before deferred income tax expense:
Net actuarial loss	403,567	491,106
Prior service credit	(120,064)	(120,048)
	283,503	371,058
Deferred income tax expense	99,227	129,870
	184,276	241,188

Other comprehensive income	8,495,766	432,448

Total comprehensive income	$18,373,858	$6,236,311

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,878,092	$5,803,863

Adjustments to reconcile net income to net cash used in operating activities:
Balances resulting from related party transactions with Employers Mutual:
Losses and settlement expenses	(2,248,180)	(9,010,852)
Unearned premiums	(468,138)	(3,101,790)
Other policyholders’ funds	625,049	2,372,122
Indebtedness to related party	3,903,872	(10,363,738)
Employee retirement plans	1,423,218	1,464,853
Reinsurance receivables	596,534	(315,449)
Prepaid reinsurance premiums	(1,703,815)	(375,270)
Commission payable	(5,669,456)	(6,057,634)
Interest payable	(675,000)	(450,925)
Prepaid assets	(1,366,020)	(1,781,688)
Deferred policy acquisition costs	532,078	486,052
Stock-based compensation plans	67,361	144,276
Other, net	(2,809,185)	991,257

Accrued investment income	(1,652,290)	1,207,157
Accrued income tax:
Current	(2,346,699)	7,980,971
Deferred	511,512	(3,457,827)
Realized investment (gains) losses	(524,913)	8,592,310
Unearned premiums	16,989	—
Losses and settlement expenses	514,246	—
Accounts receivable	(514,810)	(31,816)
Amortization of premium/discount on fixed maturity securities	(203,776)	(54,136)
Other, net	(12,137)	—
	(12,003,560)	(11,762,127)
Net cash used in operating activities	$(2,125,468)	$(5,958,264)

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities held-to-maturity	$5,471	$38,000
Purchases of fixed maturity securities available-for-sale	(32,246,159)	(10,851,532)
Disposals of fixed maturity securities available-for-sale	24,022,995	47,561,685
Purchases of equity securities available-for-sale	(6,700,487)	(15,401,758)
Disposals of equity securities available-for-sale	6,526,009	14,732,977
Disposals of other long-term investments	4,055	4,714
Net sales (purchases) of short-term investments	12,798,929	(27,023,562)
Net cash provided by investing activities	4,410,813	9,060,524

CASH FLOWS FROM FINANCING ACTIVITIES
Balances resulting from related party transactions with Employers Mutual:
Issuance of common stock through Employers Mutual’s stock option plans	334,418	47,987
Dividends paid to Employers Mutual	(1,412,613)	(1,412,613)

Repurchase of common stock	—	(706,483)
Dividends paid to public stockholders	(951,392)	(969,681)
Net cash used in financing activities	(2,029,587)	(3,040,790)

NET INCREASE IN CASH	255,758	61,470
Cash at the beginning of the year	278,534	182,538

Cash at the end of the quarter	$534,292	$244,008

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

The accompanying unaudited consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  The Company has evaluated all subsequent events through the date the financial statements were issued.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.  The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.  The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.

Certain amounts previously reported in prior years’ consolidated financial statements have been reclassified to conform to current year presentation.

In reading these financial statements, reference should be made to the Company’s 2009 Form 10-K or the 2009 Annual Report to Stockholders for more detailed footnote information.

2.            NEW ACCOUNTING GUIDANCE

In January 2010, the Financial Accounting Standards Board (FASB) updated its guidance related to the Fair Value Measurements and Disclosures Topic 820 of the FASB Accounting Standards CodificationTM (ASC) to require additional disclosures regarding transfers in and out of fair value measurement levels 1 and 2, the display of level 3 activity on a gross basis (rather than net), fair value measurement disclosures for each class of assets and liabilities (rather than by line item within the statement of financial position), and additional disclosures about inputs and valuation techniques.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in level 3 fair value measurements, which is effective for fiscal years (and interim periods of those fiscal years) beginning after December 15, 2010.  Adoption of this guidance had no effect on the consolidated financial position or operating results of the Company.

In May 2009, the FASB updated its guidance related to the Subsequent Events Topic 855 of the FASB ASC (issued as Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events”), which sets forth the period after the balance sheet date during which management shall evaluate events or transactions for potential recognition or disclosure, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date, and disclosures to make about events or transactions that occur after the balance sheet date.  This guidance was effective for interim and annual reporting periods ending after June 15, 2009.  In February 2010, the FASB updated its guidance related to the Subsequent Events Topic 855 to remove the requirement to disclose the date through which subsequent events were evaluated for Securities and Exchange Commission filers.  This updated guidance was effective immediately.  Adoption of this updated guidance had no effect on the consolidated financial position or operating results of the Company.

3.              REINSURANCE

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months ended March 31, 2010 and 2009 is presented below.

	Three months ended March 31, 2010
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$58,737,264	$—	$58,737,264
Assumed from nonaffiliates	548,249	23,823,795	24,372,044
Assumed from affiliates	77,339,454	—	77,339,454
Ceded to nonaffiliates	(5,332,061)	(5,827,666)	(11,159,727)
Ceded to affiliates	(58,737,264)	—	(58,737,264)
Net premiums written	$72,555,642	$17,996,129	$90,551,771

Premiums earned
Direct	$58,838,450	$—	$58,838,450
Assumed from nonaffiliates	625,428	21,493,676	22,119,104
Assumed from affiliates	79,681,894	—	79,681,894
Ceded to nonaffiliates	(5,519,959)	(3,935,973)	(9,455,932)
Ceded to affiliates	(58,838,450)	—	(58,838,450)
Net premiums earned	$74,787,363	$17,557,703	$92,345,066

Losses and settlement expenses incurred
Direct	$41,773,466	$—	$41,773,466
Assumed from nonaffiliates	607,416	13,317,340	13,924,756
Assumed from affiliates	44,188,891	183,651	44,372,542
Ceded to nonaffiliates	(782,019)	(1,472,655)	(2,254,674)
Ceded to affiliates	(41,773,466)	—	(41,773,466)
Net losses and settlement expenses incurred	$44,014,288	$12,028,336	$56,042,624

	Three months ended March 31, 2009
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$54,564,407	$—	$54,564,407
Assumed from nonaffiliates	562,247	17,159,964	17,722,211
Assumed from affiliates	77,156,483	—	77,156,483
Ceded to nonaffiliates	(5,689,500)	(230,464)	(5,919,964)
Ceded to affiliates	(54,564,407)	—	(54,564,407)
Net premiums written	$72,029,230	$16,929,500	$88,958,730

Premiums earned
Direct	$55,527,894	$—	$55,527,894
Assumed from nonaffiliates	663,455	16,671,463	17,334,918
Assumed from affiliates	81,150,644	—	81,150,644
Ceded to nonaffiliates	(5,732,497)	(298,517)	(6,031,014)
Ceded to affiliates	(55,527,894)	—	(55,527,894)
Net premiums earned	$76,081,602	$16,372,946	$92,454,548

Losses and settlement expenses incurred
Direct	$29,894,442	$—	$29,894,442
Assumed from nonaffiliates	441,405	13,170,009	13,611,414
Assumed from affiliates	42,715,307	177,008	42,892,315
Ceded to nonaffiliates	(2,311,545)	(415,570)	(2,727,115)
Ceded to affiliates	(29,894,442)	—	(29,894,442)
Net losses and settlement expenses incurred	$40,845,167	$12,931,447	$53,776,614

Individual lines in the above tables are defined as follows:

●	“Direct” represents policies issued by the property and casualty insurance subsidiaries.

●
“Assumed from nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of the involuntary business assumed by the pool participants pursuant to state law.  For the reinsurance subsidiary, this represents the reinsurance business assumed through the quota share agreement and the German-based reinsurance business assumed outside the quota share agreement.

●
“Assumed from affiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of all the pool members’ direct business.  Losses and settlement expenses incurred also includes claim-related services provided by Employers Mutual that is allocated to the property and casualty insurance subsidiaries and the reinsurance subsidiary.

●
“Ceded to nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of the ceded reinsurance agreements that provide protection to the pool and each of its participants.  For the reinsurance subsidiary, this line includes reinsurance business that is assumed under the quota share agreement and ceded on a 100 percent basis to other insurance companies in connection with “fronting” activities conducted by Employers Mutual.

●	“Ceded to affiliates” represents the cession of the property and casualty insurance subsidiaries’ direct business to Employers Mutual under the terms of the pooling agreement.

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

Summarized financial information for the Company’s segments is as follows:

	Property and
Three months ended	casualty		Parent
March 31, 2010	insurance	Reinsurance	company	Consolidated
Premiums earned	$74,787,363	$17,557,703	$—	$92,345,066

Underwriting profit	1,116,596	601,075	—	1,717,671
Net investment income	9,416,496	3,104,100	(3,609)	12,516,987
Realized investment gains	405,511	119,402	—	524,913
Other income	206,686	—	—	206,686
Interest expense	225,000	—	—	225,000
Other expenses	227,724	(310,195)	280,674	198,203
Income (loss) before income tax expense (benefit)	$10,692,565	$4,134,772	$(284,283)	$14,543,054

Assets	$876,088,849	$282,987,101	$359,263,780	$1,518,339,730
Eliminations	—	—	(354,828,537)	(354,828,537)
Reclassifications	—	—	(567,044)	(567,044)
Net assets	$876,088,849	$282,987,101	$3,868,199	$1,162,944,149

	Property and
Three months ended	casualty		Parent
March 31, 2009	insurance	Reinsurance	company	Consolidated
Premiums earned	$76,081,602	$16,372,946	$-	$92,454,548

Underwriting profit (loss)	3,756,572	(49,233)	-	3,707,339
Net investment income	9,219,519	3,045,049	12,667	12,277,235
Realized investment losses	(5,790,171)	(2,802,139)	-	(8,592,310)
Other income	152,986	-	-	152,986
Interest expense	225,000	-	-	225,000
Other expenses	231,134	(151,129)	313,227	393,232
Income (loss) before income
tax expense (benefit)	$6,882,772	$344,806	$(300,560)	$6,927,018

Year ended December 31, 2009
Assets	$883,361,416	$280,261,990	$342,901,891	$1,506,525,297
Eliminations	-	-	(340,269,959)	(340,269,959)
Reclassifications	-	-	(467,545)	(467,545)
Net assets	$883,361,416	$280,261,990	$2,164,387	$1,165,787,793

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three months ended March 31, 2010 and 2009, by line of business.

	Three months ended March 31,
	2010	2009
Property and casualty insurance segment
Commercial lines:
Automobile	$15,871,169	$16,311,074
Property	15,809,175	14,990,555
Workers’ compensation	15,653,372	16,297,392
Liability	14,400,002	15,929,506
Other	2,190,187	2,216,866
Total commercial lines	63,923,905	65,745,393

Personal lines:
Automobile	6,080,351	5,619,224
Property	4,650,322	4,571,635
Liability	132,785	145,350
Total personal lines	10,863,458	10,336,209
Total property and casualty insurance	$74,787,363	$76,081,602

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$1,544,678	$1,533,008
Property	2,381,062	3,388,434
Marine/Aviation	236,004	107,184
Casualty	544,763	373,236
Crop	66,267	63,682
Total pro rata reinsurance	4,772,774	5,465,544

Excess-of-loss reinsurance:
Property	9,874,663	8,643,274
Casualty	2,910,040	2,274,430
Surety	226	(10,302)
Total excess-of-loss reinsurance	12,784,929	10,907,402
Total reinsurance	$17,557,703	$16,372,946

Consolidated	$92,345,066	$92,454,548

5.             INCOME TAXES

The actual income tax expense for the three months ended March 31, 2010 and 2009 differed from the “expected” income tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Three months ended
	March 31,
	2010	2009
Computed “expected” income tax expense	$5,090,069	$2,424,456
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(1,254,309)	(1,295,905)
Dividends received deduction	(116,173)	(128,302)
Proration of tax-exempt interest and dividends received deduction	205,572	213,631
Elimination of deduction for Medicare Part D retiree drug subsidy	794,383	—
Other, net	(54,580)	(90,725)
Income tax expense	$4,664,962	$1,123,155

As a result of the Patient Protection and Affordable Care Act (H.R. 3590) and the follow-up Health Care and Education Reconciliation Act of 2010 (H.R. 4872) signed into law on March 23, 2010 and March 30, 2010, respectively (the “Acts”), beginning in 2013 the Company will no longer be able to claim a tax deduction for drug expenses that are reimbursed under the Medicare Part D retiree drug subsidy program.  Although this tax change does not take effect until 2013, the Company is required to recognize the financial impact in the period in which the Acts were signed.  As a result of the Acts, the Company recognized a decrease in its deferred tax asset of $794,383 during the first quarter of 2010.

The Company had no provision for uncertain tax positions at March 31, 2010 or December 31, 2009.  The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during the three months ended March 31, 2010 or 2009.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files U.S. federal tax returns, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005.

6.            EMPLOYEE RETIREMENT PLANS

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended
	March 31,
	2010	2009
Pension plans:
Service cost	$2,860,970	$2,297,656
Interest cost	2,498,263	2,569,411
Expected return on plan assets	(3,169,248)	(2,480,734)
Amortization of net actuarial loss	1,001,284	1,574,066
Amortization of prior service costs	113,020	113,074
Net periodic pension benefit cost	$3,304,289	$4,073,473

	Three months ended
	March 31,
	2010	2009
Postretirement benefit plans:
Service cost	$982,900	$692,870
Interest cost	1,383,440	1,070,393
Expected return on plan assets	(738,122)	(603,005)
Amortization of net actuarial loss	337,737	24,514
Amortization of prior service credit	(532,814)	(532,814)
Net periodic postretirement benefit cost	$1,433,141	$651,958

Net periodic pension benefit cost allocated to the Company amounted to $1,017,441 and $1,250,089 for the three months ended March 31, 2010 and 2009, respectively.  Net periodic postretirement benefit cost allocated to the Company amounted to $409,932 and $183,243 for the three months ended March 31, 2010 and 2009, respectively.

Employers Mutual plans to contribute approximately $25,000,000 to the pension plan and approximately $2,750,000 to the VEBA trust in 2010.  As of March 31, 2010, Employers Mutual has not made a contribution to the pension plan or the postretirement benefit plan’s VEBA trust.

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

The Company recognized compensation expense from these plans of $67,361 ($54,617 net of tax) and $144,276 ($108,127 net of tax) for the three months ended March 31, 2010 and 2009, respectively.  No compensation expense was recognized during the three months ended March 31, 2010 and 2009 related to a separate stock appreciation rights agreement that is accounted for as a liability-classified award because the fair value of the award did not exceed the floor contained in the agreement.  During the first three months of 2010, 216,976 non-qualified stock options were granted under the 2007 Plan to eligible participants at a price of $20.675.  During the three months ended March 31, 2010, 24,476 options were exercised under the plans at prices ranging from $9.25 to $19.35.

The weighted average fair value of options granted during the three months ended March 31, 2010 and 2009 amounted to $1.77 and $2.30, respectively.  Employers Mutual estimated the fair value of each option grant on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted-average assumptions:

	2010	2009
Dividend yield	3.48%	3.82%
Expected volatility	16.7% - 23.6%	22.7% - 43.8%
Weighted-average volatility	19.17%	35.24%
Risk-free interest rate	0.16% - 2.99%	0.38% - 2.81%
Expected term (years)	0.25 - 6.30	0.25 - 6.30

The expected term of the options granted in 2010 was estimated using historical data that was adjusted to remove the effect of option exercises prior to the normal vesting period due to the retirement of the option holder.  The expected term of options granted to individuals who are, or will be, eligible to retire prior to the completion of the normal vesting period has been adjusted to reflect the potential accelerated vesting period.  This produced a weighted-average expected term of 2.65 years.

The expected volatility in the price of the underlying shares for the 2010 option grant was computed by using the historical average high and low monthly prices of the Company’s common stock for a period covering 6.3 years, which approximates the average term of the options and produced an expected volatility of 21.8 percent.  The expected volatility of options granted to individuals who are, or will be, eligible to retire prior to the completion of the normal vesting period was computed by using the historical average high and low daily, weekly, or monthly prices for the period approximating the expected term of those options.  This produced expected volatility ranging from 16.7 percent to 23.6 percent.

8.            DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

	Carrying	Estimated
	amount	fair value
March 31, 2010
Assets:
Fixed maturity securities held-to-maturity:
Residential mortgage-backed	$404,578	$457,654
Total fixed maturity securities held-to-maturity	404,578	457,654

Fixed maturity securities available-for-sale:
U.S. treasury	4,952,802	4,952,802
U.S. government-sponsored agencies	158,733,362	158,733,362
Obligations of states and political subdivisions	392,579,604	392,579,604
Commercial mortgage-backed	86,824,669	86,824,669
Residential mortgage-backed	28,829,514	28,829,514
Other asset-backed	9,672,451	9,672,451
Corporate	233,705,172	233,705,172
Total fixed maturity securities available-for-sale	915,297,574	915,297,574

Equity securities available-for-sale:
Common stocks:
Financial services	11,722,077	11,722,077
Information technology	19,895,204	19,895,204
Healthcare	12,352,065	12,352,065
Consumer staples	8,005,682	8,005,682
Consumer discretionary	9,139,329	9,139,329
Energy	9,476,922	9,476,922
Industrials	7,551,985	7,551,985
Other	8,993,735	8,993,735
Non-redeemable preferred stocks	8,837,750	8,837,750
Total equity securities available-for-sale	95,974,749	95,974,749

Short-term investments	42,591,167	42,591,167
Other long-term investments	43,028	43,028
Securities lending collateral	5,911,111	5,911,111

Liabilities:
Surplus notes	25,000,000	23,068,987
Securities lending obligation	5,911,111	5,911,111

	Carrying	Estimated
	amount	fair value
December 31, 2009
Assets:
Fixed maturity securities held-to-maturity:
Residential mortgage-backed	$410,005	$460,877
Total fixed maturity securities held-to-maturity	410,005	460,877

Fixed maturity securities available-for-sale:
U.S. treasury	4,983,045	4,983,045
U.S. government-sponsored agencies	150,415,530	150,415,530
Obligations of states and political subdivisions	391,764,812	391,764,812
Commercial mortgage-backed	82,391,701	82,391,701
Residential mortgage-backed	31,055,295	31,055,295
Other asset-backed	9,885,609	9,885,609
Corporate	228,684,994	228,684,994
Total fixed maturity securities available-for-sale	899,180,986	899,180,986

Equity securities available-for-sale:
Common stocks:
Financial services	10,666,469	10,666,469
Information technology	19,693,053	19,693,053
Healthcare	12,935,253	12,935,253
Consumer staples	7,043,221	7,043,221
Consumer discretionary	7,581,367	7,581,367
Energy	8,811,055	8,811,055
Industrials	5,826,770	5,826,770
Other	9,370,291	9,370,291
Non-redeemable preferred stocks	8,262,500	8,262,500
Total equity securities available-for-sale	90,189,979	90,189,979

Short-term investments	55,390,096	55,390,096
Other long-term investments	47,083	47,083
Securities lending collateral	14,941,880	14,941,880

Liabilities:
Surplus notes	25,000,000	22,752,800
Securities lending obligation	14,941,880	14,941,880

The estimated fair value of fixed maturity securities, equity securities, short-term investments, securities lending collateral and securities lending obligation is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.

Other long-term investments, consisting primarily of holdings in limited partnerships and limited liability companies, are valued by the various fund managers.  In management’s opinion, these values reflect fair value at March 31, 2010 and December 31, 2009.

The fair value of the surplus notes is estimated using discounted cash flow analysis based on what the Company’s current incremental borrowing rate would be for similar debt obligations.

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

Level 3 - Prices or valuation techniques that require significant unobservable inputs.  The unobservable inputs may reflect the Company’s own judgments about the assumptions that market participants would use.

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities that were priced solely from broker quotes.  Since this is not an observable input, any fixed maturity security in the Company’s portfolio that is on this list is classified as a Level 3 fair value measurement.  At March 31, 2010, the Company did not hold any fixed maturity securities that were priced solely from broker quotes.

A small number of the Company’s securities are not priced by the independent pricing service.  One is an equity security that is reported as a Level 3 fair value measurement at December 31, 2009, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements.  This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $2,014 at December 31, 2009 and March 31, 2010.  The remaining two securities not priced by the Company’s independent pricing service are fixed maturity securities.  These two fixed maturity securities are classified as Level 2 fair value measurements and are carried at aggregate fair values of $7,540,789 at March 31, 2010 and $7,722,288 at December 31, 2009.  The fair values for these two fixed maturity securities were obtained from the Company’s investment custodian using independent pricing services which utilize similar pricing techniques as the Company’s independent pricing service.

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

The Company’s fixed maturity and equity securities available-for-sale, as well as short-term investments, are measured at fair value on a recurring basis.  No assets or liabilities are currently measured at fair value on a non-recurring basis.  Presented in the table below are the Company’s assets that are measured at fair value on a recurring basis, as of March 31, 2010 and December 31, 2009.

	Fair value measurements at March 31, 2010 using
		Quoted
		prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Fixed maturity securities available-for-sale:
U.S. treasury	$4,952,802	$—	$4,952,802	$—
U.S. government-sponsored agencies	158,733,362	—	158,733,362	—
Obligations of states and political subdivisions	392,579,604	—	392,579,604	—
Commercial mortgage-backed	86,824,669	—	86,824,669	—
Residential mortgage-backed	28,829,514	—	28,829,514	—
Other asset-backed	9,672,451	—	9,672,451	—
Corporate	233,705,172	—	233,705,172	—
Total fixed maturity securities available-for-sale	915,297,574	—	915,297,574	—

Equity securities available-for-sale:
Common stocks:
Financial services	11,722,077	11,720,063	—	2,014
Information technology	19,895,204	19,895,204	—	—
Healthcare	12,352,065	12,352,065	—	—
Consumer staples	8,005,682	8,005,682	—	—
Consumer discretionary	9,139,329	9,139,329	—	—
Energy	9,476,922	9,476,922	—	—
Industrials	7,551,985	7,551,985	—	—
Other	8,993,735	8,993,735	—	—
Non-redeemable preferred stocks	8,837,750	8,837,750	—	—
Total equity securities available-for-sale	95,974,749	95,972,735	—	2,014

Short-term investments	42,591,167	42,591,167	—	—
	$1,053,863,490	$138,563,902	$915,297,574	$2,014

	Fair value measurements at December 31, 2009 using
		Quoted
		prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Fixed maturity securities available-for-sale:
U.S. treasury	$4,983,045	$—	$4,983,045	$—
U.S. government-sponsored agencies	150,415,530	—	150,415,530	—
Obligations of states and political subdivisions	391,764,812	—	391,764,812	—
Commercial mortgage-backed	82,391,701	—	82,391,701	—
Residential mortgage-backed	31,055,295	—	31,055,295	—
Other asset-backed	9,885,609	—	9,885,609	—
Corporate	228,684,994	—	228,684,994	—
Total fixed maturity securities available-for-sale	899,180,986	—	899,180,986	—

Equity securities available-for-sale:
Common stocks:
Financial services	10,666,469	10,664,455	—	2,014
Information technology	19,693,053	19,693,053	—	—
Healthcare	12,935,253	12,935,253	—	—
Consumer staples	7,043,221	7,043,221	—	—
Consumer discretionary	7,581,367	7,581,367	—	—
Energy	8,811,055	8,811,055	—	—
Industrials	5,826,770	5,826,770	—	—
Other	9,370,291	9,370,291	—	—
Non-redeemable preferred stocks	8,262,500	8,262,500	—	—
Total equity securities available-for-sale	90,189,979	90,187,965	—	2,014

Short-term investments	55,390,096	55,390,096	—	—
	$1,044,761,061	$145,578,061	$899,180,986	$2,014

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2009. Any unrealized gains or losses on these securities would be recognized in other comprehensive income. Any gains or losses from disposals or impairments of these securities would be reported as realized investment gains or losses in net income.

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Equity securities
	available-for-sale,
	Financial services	Total
Balance at December 31, 2009	$2,014	$2,014

Total unrealized gains included in other comprehensive income	—	—
Balance at March 31, 2010	$2,014	$2,014

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Equity securities
	available-for-sale,
	Financial services	Total
Balance at December 31, 2008	$14,969,143	$14,969,143

Total unrealized gains included in other comprehensive income	—	—
Balance at March 31, 2009	$14,969,143	$14,969,143

There were no transfers into or out of Levels 1 or 2 for the three months ended March 31, 2010.

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

The amortized cost and estimated fair value of securities held-to-maturity and available-for-sale as of March 31, 2010 and December 31, 2009 are as follows. Securities classified as held-to-maturity are carried at amortized cost. All other securities have been classified as available-for-sale and are carried at fair value.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
March 31, 2010	cost	gains	losses	fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$404,578	$53,076	$—	$457,654
Total securities held-to-maturity	$404,578	$53,076	$—	$457,654

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,741,299	$211,503	$—	$4,952,802
U.S. government-sponsored agencies	156,968,459	1,900,615	135,712	158,733,362
Obligations of states and political subdivisions	380,498,191	15,049,987	2,968,574	392,579,604
Commercial mortgage-backed	77,695,520	9,132,689	3,540	86,824,669
Residential mortgage-backed	28,341,596	1,058,383	570,465	28,829,514
Other asset-backed	8,917,318	755,133	—	9,672,451
Corporate	223,254,539	11,397,077	946,444	233,705,172
Total fixed maturity securities	880,416,922	39,505,387	4,624,735	915,297,574

Equity securities:
Common stocks:
Financial services	7,817,464	3,904,613	—	11,722,077
Information technology	13,583,754	6,327,721	16,271	19,895,204
Healthcare	9,333,396	3,026,884	8,215	12,352,065
Consumer staples	6,435,465	1,570,402	185	8,005,682
Consumer discretionary	6,191,152	2,949,254	1,077	9,139,329
Energy	7,700,453	1,795,668	19,199	9,476,922
Industrials	6,058,432	1,493,785	232	7,551,985
Other	7,387,105	1,633,595	26,965	8,993,735
Non-redeemable preferred stocks	9,500,000	176,400	838,650	8,837,750
Total equity securities	74,007,221	22,878,322	910,794	95,974,749
Total securities available-for-sale	$954,424,143	$62,383,709	$5,535,529	$1,011,272,323

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
December 31, 2009	cost	gains	losses	fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$410,005	$50,872	$—	$460,877
Total securities held-to-maturity	$410,005	$50,872	$—	$460,877

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,739,194	$243,851	$—	$4,983,045
U.S. government-sponsored agencies	151,440,800	1,011,484	2,036,754	150,415,530
Obligations of states and political subdivisions	380,605,547	15,604,731	4,445,466	391,764,812
Commercial mortgage-backed	75,563,896	6,827,805	—	82,391,701
Residential mortgage-backed	31,017,352	961,646	923,703	31,055,295
Other asset-backed	9,164,445	739,434	18,270	9,885,609
Corporate	219,663,540	10,284,043	1,262,589	228,684,994
Total fixed maturity securities	872,194,774	35,672,994	8,686,782	899,180,986

Equity securities:
Common stocks:
Financial services	7,447,765	3,276,169	57,465	10,666,469
Information technology	13,366,462	6,326,591	—	19,693,053
Healthcare	10,066,840	2,901,926	33,513	12,935,253
Consumer staples	6,323,889	768,181	48,849	7,043,221
Consumer discretionary	6,100,052	1,499,876	18,561	7,581,367
Energy	6,995,036	1,858,794	42,775	8,811,055
Industrials	5,239,316	683,747	96,293	5,826,770
Other	8,075,560	1,324,137	29,406	9,370,291
Non-redeemable preferred stocks	9,500,000	15,500	1,253,000	8,262,500
Total equity securities	73,114,920	18,654,921	1,579,862	90,189,979
Total securities available-for-sale	$945,309,694	$54,327,915	$10,266,644	$989,370,965

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of March 31, 2010 and December 31, 2009, listed by length of time the securities were in an unrealized loss position.

March 31, 2010	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$33,692,077	$135,712	$—	$—	$33,692,077	$135,712
Obligations of states and political subdivisions	65,615,536	2,398,763	6,358,330	569,811	71,973,866	2,968,574
Commercial mortgage-backed	1,926,289	3,540	—	—	1,926,289	3,540
Residential mortgage-backed	4,179,950	78,859	7,146,039	491,606	11,325,989	570,465
Corporate	19,446,847	406,249	18,870,107	540,195	38,316,954	946,444
Total, fixed maturity securities	124,860,699	3,023,123	32,374,476	1,601,612	157,235,175	4,624,735

Equity securities:
Common stocks:
Information technology	772,150	16,271	—	—	772,150	16,271
Healthcare	676,880	8,215	—	—	676,880	8,215
Consumer staples	109,820	185	—	—	109,820	185
Consumer discretionary	192,717	1,077	—	—	192,717	1,077
Energy	960,424	19,199	—	—	960,424	19,199
Industrials	662,592	232	—	—	662,592	232
Other	226,412	26,965	—	—	226,412	26,965
Non-redeemable preferred stocks	499,750	250	4,161,600	838,400	4,661,350	838,650
Total, equity securities	4,100,745	72,394	4,161,600	838,400	8,262,345	910,794
Total temporarily impaired securities	$128,961,444	$3,095,517	$36,536,076	$2,440,012	$165,497,520	$5,535,529

December 31, 2009	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$102,035,965	$2,036,754	$—	$—	$102,035,965	$2,036,754
Obligations of states and political subdivisions	83,487,876	3,832,182	6,314,420	613,284	89,802,296	4,445,466
Residential mortgage-backed	3,317,513	93,216	10,535,690	830,487	13,853,203	923,703
Other asset-backed	—	—	503,730	18,270	503,730	18,270
Corporate	43,994,473	684,520	18,830,648	578,069	62,825,121	1,262,589
Total, fixed maturity securities	232,835,827	6,646,672	36,184,488	2,040,110	269,020,315	8,686,782

Equity securities:
Common stocks:
Financial services	1,092,716	57,465	—	—	1,092,716	57,465
Healthcare	1,550,018	33,513	—	—	1,550,018	33,513
Consumer staples	1,901,671	48,849	—	—	1,901,671	48,849
Consumer discretionary	406,500	18,561	—	—	406,500	18,561
Energy	1,502,064	42,775	—	—	1,502,064	42,775
Industrials	1,387,906	96,293	—	—	1,387,906	96,293
Other	2,078,197	29,406	—	—	2,078,197	29,406
Non-redeemable preferred stocks	—	—	5,247,000	1,253,000	5,247,000	1,253,000
Total, equity securities	9,919,072	326,862	5,247,000	1,253,000	15,166,072	1,579,862
Total temporarily impaired securities	$242,754,899	$6,973,534	$41,431,488	$3,293,110	$284,186,387	$10,266,644

Unrealized losses on fixed maturity securities totaled $4,624,735 (includes $25,373 related to the non-credit component of an “other-than-temporary” impairment of a residential mortgage-backed security) at March 31, 2010 and were primarily associated with the municipal sector. All but six of these securities (those six being residential mortgage-backed securities) are considered investment grade by credit rating agencies. Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2010.

All of the Company’s preferred stock holdings are perpetual preferred stocks. The Company evaluates perpetual preferred stocks for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities. There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that the securities were not “other-than-temporarily” impaired at March 31, 2010.

The unrealized losses on common stocks at March 31, 2010 are not concentrated in a particular sector or an individual security. The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets. Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that the securities were not “other-than-temporarily” impaired at March 31, 2010.

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value
Securities held-to-maturity:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—
Mortgage-backed securities	404,578	457,654
Totals	$404,578	$457,654

Securities available-for-sale:
Due in one year or less	$25,083,767	$25,956,442
Due after one year through five years	87,929,530	92,967,522
Due after five years through ten years	105,543,872	111,069,703
Due after ten years	555,822,637	569,649,724
Mortgage-backed securities	106,037,116	115,654,183
Totals	$880,416,922	$915,297,574

A summary of realized investment gains and losses is as follows:

	Three months ended
	March 31,
	2010	2009
Fixed maturity securities available-for-sale:
Gross realized investment gains	$11,134	$76,316
Gross realized investment losses	—	—
“Other-than-temporary” impairments	(204,045)	(2,219,779)

Equity securities available-for-sale:
Gross realized investment gains	901,588	1,298,611
Gross realized investment losses	(35,414)	(1,609,887)
“Other-than-temporary” impairments	(148,350)	(6,137,571)
Totals	$524,913	$(8,592,310)

Gains and losses realized on the disposition of investments are included in net income. The cost of investments sold is determined on the specific identification method using the highest cost basis first. The amounts reported as “other-than-temporary” impairments reflect the impairment of three equity securities and two fixed maturity securities during the first quarter of 2010, compared to 24 equity securities and one fixed maturity security during the first quarter of 2009. The large amount of impairment losses on equity securities reported for the first quarter of 2009 was a result of the severe and prolonged turmoil in the financial markets. The “other-than-temporary” impairment loss on the fixed maturity security during the first quarter of 2009 resulted from a bankruptcy filing made by Great Lakes Chemical Corporation, now known as Chemtura Corporation.

During the first quarter of 2010, the Company determined that the credit loss component increased for a residential mortgage-backed security that was “other-than-temporarily” impaired during 2009. This credit loss resulted in an additional $120,539 impairment loss recognized in earnings; however, the fair value of the security recovered, resulting in a $15,391 unrealized gain recognized in other comprehensive income. The Company also recognized $83,506 of “other-than-temporary” impairment loss on a second residential mortgage-backed security during the first quarter of 2010 due to management’s intent to sell the security.

Following is a tabular roll forward of the amount of credit losses recognized in earnings from “other-than-temporary” impairments. Note that this table only includes the credit loss component of “other-than-temporary” impairments, and does not include the non-credit component of impairments (which is recognized through “other comprehensive income”) or impairments that are recognized through earnings in their entirety (not subject to bifurcation between credit and non-credit components).

Credit losses
recognized
Three months ended March 31, 2010	in earnings

Balance at January 1, 2010	$87,315

Additional increases to the amount related to credit loss for which an “other-than-temporary” impairment loss was previously recognized	120,539
Balance at March 31, 2010	$207,854

The Company currently participates in a securities lending program administered by Mellon Bank, N.A. whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time; however, during the fourth quarter of 2009, management decided to discontinue its participation in the securities lending program and as a result, began to unwind the program. The Company receives a fee for each security loaned out under this program and requires initial collateral equal to 102 percent of the fair value of the loaned securities. The collateral is primarily cash, but other forms of collateral are occasionally accepted, including letters of credit or U.S. Treasury securities. The cash collateral is invested in a Delaware business trust that is managed by Mellon Bank. In this trust, cash collateral funds of the Company are pooled with cash collateral funds of other security lenders administered by Mellon Bank, and these funds are invested in securities with high credit quality standards, maturity restrictions, and liquidity levels consistent with the short-term nature of securities lending transactions. The acceptable investments include time deposits, commercial paper, floating rate notes, asset-backed floating rate notes, and repurchase agreements. The earnings from this trust are used, in part, to pay the fee the Company receives for each security loaned under the program. The Company has a risk of losses associated with the collateral pool if the aggregate fair value of the collateral pool were to decline below the aggregate liability represented by the collateral, assuming all securities loaned and backed by the collateral pool were returned. The securities on loan to others are segregated from the other invested assets on the Company’s balance sheet. In accordance with relevant accounting literature, the collateral held by the Company is accounted for as a secured borrowing and is recorded as an asset on the Company’s balance sheet, with a corresponding liability reflecting the Company’s obligation to return this collateral upon the return of the loaned securities.

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

11.           STOCK REPURCHASE PROGRAM

On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program. On October 31, 2008, the Company’s Board of Directors announced an extension of the stock repurchase program, authorizing an additional $10,000,000. This program became effective immediately and does not have an expiration date. The timing and terms of the purchases are determined by management based on market conditions and are conducted in accordance with the applicable rules of the Securities and Exchange Commission. Common stock purchased under this program is being retired by the Company. As of March 31, 2010, 736,133 shares of common stock had been repurchased at a cost of $17,851,898.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

 The term “Company” is used below interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included under Item 1 of this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2009 Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

 The Private Securities Litigation Reform Act of 1995 provides issuers the opportunity to make cautionary statements regarding forward-looking statements.  Accordingly, any forward-looking statement contained in this report is based on management’s current beliefs, assumptions and expectations of the Company’s future performance, taking all information currently available into account.  These beliefs, assumptions and expectations can change as the result of many possible events or factors, not all of which are known to management.  If a change occurs, the Company’s business, financial condition, liquidity, results of operations, plans and objectives may vary materially from those expressed in the forward-looking statements.  The risks and uncertainties that may affect the actual results of the Company include, but are not limited to, the following:

●	catastrophic events and the occurrence of significant severe weather conditions;

●	the adequacy of loss and settlement expense reserves;

●	state and federal legislation and regulations;

●	changes in the property and casualty insurance industry, interest rates or the performance of financial markets and the general economy;

●	rating agency actions;

●	“other-than-temporary” investment impairment losses; and

●	other risks and uncertainties inherent to the Company’s business, including those discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K.

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

 Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling approximately 81 percent of consolidated premiums earned during the first three months of 2010.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.

Reinsurance operations are conducted through EMC Reinsurance Company, and represented approximately 19 percent of consolidated premiums earned during the first three months of 2010.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies (subject to certain limited exceptions).  Effective January 1, 2009, EMC Reinsurance Company began writing a small amount of German assumed reinsurance business on a direct basis (outside the quota share agreement) as a result of regulatory changes in Germany.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.  The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.

CRITICAL ACCOUNTING POLICIES

The accounting policies considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2009 Form 10-K.

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended
	March 31,
($ in thousands)	2010	2009
Property and Casualty Insurance
Premiums earned	$74,787	$76,082
Losses and settlement expenses	44,014	40,845
Acquisition and other expenses	29,657	31,480
Underwriting profit	$1,116	$3,757

Loss and settlement expense ratio	58.9%	53.7%
Acquisition expense ratio	39.6%	41.4%
Combined ratio	98.5%	95.1%

Losses and settlement expenses:
Insured events of current year	$57,626	$57,684
Decrease in provision for insured events of prior years	(13,612)	(16,839)

Total losses and settlement expenses	$44,014	$40,845

Catastrophe and storm losses	$2,364	$2,244

	Three months ended
	March 31,
($ in thousands)	2010	2009
Reinsurance
Premiums earned	$17,558	$16,373
Losses and settlement expenses	12,029	12,932
Acquisition and other expenses	4,928	3,491
Underwriting profit (loss)	$601	$(50)

Loss and settlement expense ratio	68.5%	79.0%
Acquisition expense ratio	28.1%	21.3%
Combined ratio	96.6%	100.3%

Losses and settlement expenses:
Insured events of current year	$19,837	$17,151
Decrease in provision for insured events of prior years	(7,808)	(4,219)

Total losses and settlement expenses	$12,029	$12,932

Catastrophe and storm losses	$1,057	$1,468

	Three months ended
	March 31,
($ in thousands)	2010	2009
Consolidated
REVENUES
Premiums earned	$92,345	$92,455
Net investment income	12,517	12,277
Realized investment gains (losses)	525	(8,592)
Other income	207	153
	105,594	96,293
LOSSES AND EXPENSES
Losses and settlement expenses	56,043	53,777
Acquisition and other expenses	34,585	34,971
Interest expense	225	225
Other expense	198	393
	91,051	89,366

Income before income tax expense	14,543	6,927
Income tax expense	4,665	1,123
Net income	$9,878	$5,804

Net income per share	$0.75	$0.44

Loss and settlement expense ratio	60.7%	58.2%
Acquisition expense ratio	37.4%	37.8%
Combined ratio	98.1%	96.0%

Losses and settlement expenses:
Insured events of current year	$77,463	$74,835
Decrease in provision for insured events of prior years	(21,420)	(21,058)

Total losses and settlement expenses	$56,043	$53,777

Catastrophe and storm losses	$3,421	$3,712

The Company reported net income of $9,878,000 ($0.75 per share) for the three months ended March 31, 2010, compared to $5,804,000 ($0.44 per share) for the same period in 2009.  This improvement in net income is primarily attributed to a significant decrease in “other-than-temporary” investment impairment losses; however, the impact of the decline in impairment losses was partially offset by a decline in the property and casualty insurance segment’s underwriting profitability.  Investment impairment losses totaled $352,000 ($0.02 per share after tax) in the first quarter of 2010 compared to $8,357,000 ($0.41 per share after tax) in the first quarter of 2009 during the collapse of the financial markets.  The decline in the property and casualty insurance segment’s underwriting results is due to an increase in claim frequency, largely from the harsh winter season, and increased workers’ compensation losses.

Premiums Earned

Premiums earned were relatively flat at $92,345,000 for the three months ended March 31, 2010 compared to $92,455,000 for the same period in 2009.  The moderate decline in overall premium rate levels during the previous two years continues to have a negative impact on the current year’s earned premiums, but this was largely offset by the addition of new business, mostly in personal lines, and increased premiums from the reinsurance segment.  While premium rates stabilized during 2009, the use of discretionary underwriting credits as a tool to compete for business has offset the limited increases in rates that are obtained, keeping overall premium rates flat to slightly lower.  Pricing in the reinsurance marketplace was essentially flat during the January 1, 2010 renewals, as well as through the first quarter.  Rates seem to be firming for personal lines in many territories, and management anticipates that rates will begin to firm for commercial lines toward the latter half of 2010.

Premiums earned for the property and casualty insurance segment decreased 1.7 percent to $74,787,000 for the three months ended March 31, 2010 from $76,082,000 for the same period in 2009, primarily due to a 1.9 percent decline in premium rate levels implemented in 2008 and 2009.  Premium rates are improving somewhat in the personal lines of business, but the commercial lines of business, which account for more than 80 percent of the property and casualty insurance segment’s premiums, remain very competitive.  The competitiveness in the commercial lines of business is being driven, at least in part, by the weak economy.  Most companies are content to retain their good business at current pricing levels and wait for the economy to improve.  New business premium increased approximately 7 percent during the first quarter of 2010 over the comparable period in 2009, and accounted for approximately 18 percent of net written premiums, but was largely offset by premium declines resulting from prior year rate reductions and policies not retained.  Policy retention rates are holding relatively stable, with commercial lines at approximately 86 percent and personal lines down slightly to approximately 85 percent.  The decline in personal lines is primarily due to management’s decision to exit from personal lines in some regions of the country.  Policy counts increased slightly in both the commercial and personal lines of business during the first quarter of 2010.

Premiums earned for the reinsurance segment increased 7.2 percent to $17,558,000 for the three months ended March 31, 2010 from $16,373,000 for the same period in 2009.  This increase is primarily associated with the addition of new facility business during 2010 (includes facultative and property and casualty reinsurance business from small to mid-size insurance companies) as well as new property business being written in central and eastern Europe.  Due to the mild hurricane season of 2009 and a recovery in reinsurance company capital levels, premium rate levels were generally flat for the January 1, 2010 renewal season and through the first quarter of 2010.

Losses and settlement expenses

Losses and settlement expenses increased 4.2 percent to $56,043,000 for the three months ended March 31, 2010 from $53,777,000 for the same period in 2009.  The loss and settlement expense ratio increased to 60.7 percent for the three months ended March 31, 2010 from 58.2 percent for the same period in 2009.  The increase in the loss and settlement expense ratio is from the property and casualty insurance segment, and reflects an increase in claim frequency (largely from the harsh winter season), increased workers’ compensation losses, and continued declines in premium rate levels.  This was partially offset by an improvement in the reinsurance segment’s loss and settlement expense ratio.  The most recent completed actuarial analysis indicates that the level of reserve adequacy at December 31, 2009 is consistent with other recent evaluations.  From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.

The loss and settlement expense ratio for the property and casualty insurance segment increased to 58.9 percent for the three months ended March 31, 2010 from 53.7 percent for the same period in 2009.  This increase is from a variety of sources including an increase in loss frequency from weather related property claims, higher workers’ compensation losses, and previously implemented premium rate level reductions.  The weather related property claims are not included in the catastrophe and storm losses, and are primarily related to the harsh winter season, including damage from ice dams and roof collapse from the weight of ice and snow.  The decline in the workers’ compensation line’s results is primarily due to unusually low losses for this line during the first quarter of 2009.  The property and casualty insurance segment continues to report favorable development on prior years’ reserves, though the amount declined during the first quarter of 2010 in comparison to 2009.  In aggregate, the favorable development continues to arise from claims that are closed with payments below reserve estimates.

The loss and settlement expense ratio for the reinsurance segment decreased to 68.5 percent for the three months ended March 31, 2010 from 79.0 percent for the same period in 2009.  This decrease reflects a larger amount of favorable development on prior years’ reserves in 2010, primarily on years 2007 through 2009.  The favorable development of both years is primarily attributed to changes in IBNR reserves during those periods, with the change in 2010 predominantly on property pro rata and catastrophe and casualty excess business.

Acquisition and other expenses

Acquisition and other expenses decreased 1.1 percent to $34,585,000 for the three months ended March 31, 2010 from $34,971,000 for the same period in 2009.  The acquisition expense ratio decreased to 37.4 percent for the three months ended March 31, 2010 from 37.8 percent for the same period in 2009.  This decrease is attributed to the property and casualty insurance segment and primarily reflects a decline in policyholder dividends.  An increase in commission and contingent commission expenses in the reinsurance segment partially offset the decrease in expenses in the property and casualty insurance segment.

For the property and casualty insurance segment, the acquisition expense ratio decreased to 39.6 percent for the three months ended March 31, 2010 from 41.4 percent for the same period in 2009.  This decrease is primarily attributed to a decline in policyholder dividends, which is largely due to decreases from several of the Company’s safety dividend groups.

For the reinsurance segment, the acquisition expense ratio increased to 28.1 percent for the three months ended March 31, 2009 from 21.3 percent for the same period in 2009.  The increase is primarily attributed to a large increase in contingent commissions, as well as an increase in regular commission expense.  The increase in contingent commission expense is due to a few property contracts, which had favorable reserve development that in turn resulted in increases in contingent commission expense.  The increase in regular commissions includes an increase in the estimate of commissions payable on earned but not reported premiums.

Investment results

Net investment income increased 2.0 percent to $12,517,000 for the three months ended March 31, 2010 from $12,277,000 for the same period in 2009.  This increase is the result of a higher average balance of fixed maturity securities, which reflects the reinvestment of short-term holdings into Build America Bonds and other securities.  During the first three months of 2009, the Company experienced a high level of call activity on fixed maturity securities as a result of the low interest rate environment.  The proceeds were invested in low yielding short-term investments until attractive long-term opportunities could be identified.

The Company reported a net realized investment gain of $525,000 in the three months ended March 31, 2010, compared to a net realized investment loss of $8,592,000 for the same period of 2009.  The loss in 2009 is primarily comprised of “other-than-temporary” investment impairment losses totaling $8,357,000 on 24 equity securities and one fixed maturity security.  The impairment losses on the equity securities were a result of the severe and prolonged turmoil in the financial markets, while the impairment loss on the fixed maturity security ($2,220,000) was attributed to a bankruptcy filing.  Impairment losses declined significantly during the first quarter of 2010, with losses totaling $148,000 on three equity securities and $204,000 from the determination of a credit loss (all contractual cash flows are not expected to be collected) on two residential mortgage-backed securities.

The total rate of return on the Company’s equity portfolio for the first three months of 2010 was 6.51 percent, compared to 5.39 percent for the S&P 500.  The current annualized yield on the bond portfolio is 5.13 percent and the effective duration is 5.89 years, which is down from 5.27 percent and 6.12 years at December 31, 2009.

Income tax

Income tax expense increased 315.4 percent to $4,665,000 for the three months ended March 31, 2010 from $1,123,000 for the same period in 2009.  The effective tax rate for the three months ended March 31, 2010 was 32.1 percent, compared to 16.2 percent for the same period in 2009.  The increase in the effective tax rate reflects the combination of an increase in pre-tax income earned in 2010 relative to the amount of tax-exempt interest income earned, as well as tax law changes included in the Patient Protection and Affordable Care Act (H.R. 3590) and the follow-up Health Care and Education Reconciliation Act of 2010 (H.R. 4872) signed into law on March 23, 2010 and March 30, 2010 respectively (the "Acts").  In accordance with these Acts, beginning in 2013 the Company will no longer be able to claim a tax deduction for drug expenses that are reimbursed under the Medicare Part D retiree drug subsidy program.  Although this tax change does not take effect until 2013, the Company is required to recognize the financial impact in the period in which the Acts were signed.  As a result of the Acts, the Company recognized a decrease in its deferred tax asset of $794,000 during the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had negative cash flows from operations of $2,125,000 and $5,958,000 during the first three months of 2010 and 2009, respectively.  The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity.  When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies.  In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove insufficient to fund current operating needs.  As of March 31, 2010, the Company did not have any significant variations between the maturity dates of its investments and the expected payments of its loss and settlement expense reserves.

The Company is a holding company whose principal asset is its investment in its insurance subsidiaries.  As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet all obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase program.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2010 without prior regulatory approval is approximately $44,986,000.  The Company received $4,000,000 and $4,000,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $2,364,000 and $2,382,000 in the first three months of 2010 and 2009, respectively.  The excess dividends received from the insurance company subsidiaries in 2009 and 2010 are being used to partially fund the Company’s $25,000,000 stock repurchase program.  At March 31, 2010, approximately $7,100,000 of the stock repurchase program remains available for the purchase of additional shares, which will necessitate the dividend of additional funds from the insurance company subsidiaries to the holding company.

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

The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to pay claims and expenses.  At March 31, 2010, approximately 18 percent of the Company’s fixed maturity securities were in U.S. government or U.S. government-sponsored agency securities, which is approximately the same as at December 31, 2009.  A variety of maturities are maintained in the Company’s investment portfolio to assure adequate liquidity.  The maturity structure of the fixed maturity securities is also established by the relative attractiveness of yields on short, intermediate and long-term securities.  The Company does not invest in high-yield, non-investment grade debt securities.  Any non-investment grade securities held by the Company are the result of rating downgrades subsequent to their purchase.

The Company invests for the long term and generally purchases fixed maturity securities intending to hold them to maturity.  Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At March 31, 2010 and December 31, 2009, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $22,672,000 and $17,541,000, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries for corporate and U.S. government-sponsored agency securities.  Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

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

The Company currently participates in a securities lending program administered by Mellon Bank, N.A. whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time; however, during the fourth quarter of 2009, management decided to discontinue its participation in the securities lending program and as a result, began to unwind the program.  The Company receives a fee for each security loaned out under this program and requires initial collateral equal to 102 percent of the fair value of the loaned securities.  The collateral is primarily cash, but other forms of collateral are occasionally accepted, including letters of credit or U.S. Treasury securities.  The cash collateral is invested in a Delaware business trust that is managed by Mellon Bank.  In this trust, cash collateral funds of the Company are pooled with cash collateral funds of other security lenders administered by Mellon Bank, and these funds are invested in securities with high credit quality standards, maturity restrictions, and liquidity levels consistent with the short-term nature of securities lending transactions.  The acceptable investments include time deposits, commercial paper, floating rate notes, asset-backed floating rate notes, and repurchase agreements.  The earnings from this trust are used, in part, to pay the fee the Company receives for each security loaned under the program.  The Company has a risk of losses associated with the collateral pool if the aggregate fair value of the collateral pool were to decline below the aggregate liability represented by the collateral, assuming all securities loaned and backed by the collateral pool were returned.  The Company had securities on loan with a fair value of $5,661,000 and $14,493,000 at March 31, 2010 and December 31, 2009, respectively.  Collateral held in connection with these loaned securities totaled $5,911,000 and $14,942,000 at March 31, 2010 and December 31, 2009, respectively.

The Company held $43,000 and $47,000 in minority ownership interests in limited partnerships and limited liability companies at March 31, 2010 and December 31, 2009, respectively.  The Company does not hold any other unregistered securities.

The Company’s cash balance was $534,000 and $279,000 at March 31, 2010 and December 31, 2009, respectively.

During the first three months of 2010, Employers Mutual made no contributions to either the pension plan or the postretirement benefit plans.  In 2010, Employers Mutual expects to make contributions totaling $25,000,000 to the pension plan and $2,750,000 to the postretirement benefit plans.

Employers Mutual contributed $17,000,000 to its pension plan and $2,550,000 to its postretirement benefit plans in 2009.  During the first three months of 2009, Employers Mutual made no contributions to either the pension plan or the postretirement benefit plans.  The Company reimbursed Employers Mutual $5,204,000 for its share of the 2009 pension contribution and $724,000 for its share of the 2009 postretirement benefit plans contribution (no reimbursements were paid in the first three months of 2009).

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance and reinsurance company subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at March 31, 2010.

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

The Company’s total cash and invested assets at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturity securities held-to-maturity	$405	$458	—%	$405
Fixed maturity securities available-for-sale	880,417	915,297	86.8	915,297
Equity securities available-for-sale	74,007	95,975	9.1	95,975
Cash	534	534	0.1	534
Short-term investments	42,591	42,591	4.0	42,591
Other long-term investments	43	43	—	43
	$997,997	$1,054,898	100.0%	$1,054,845

	December 31, 2009
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturity securities held-to-maturity	$410	$461	0.1%	$410
Fixed maturity securities available-for-sale	872,195	899,181	86.0	899,181
Equity securities available-for-sale	73,115	90,190	8.6	90,190
Cash	279	279	—	279
Short-term investments	55,390	55,390	5.3	55,390
Other long-term investments	47	47	—	47
	$1,001,436	$1,045,548	100.0%	$1,045,497

                The amortized cost and estimated fair value of fixed maturity and equity securities at March 31, 2010 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
($ in thousands)	cost	gains	losses	fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$405	$53	$—	$458
Total securities held-to-maturity	$405	$53	$—	$458

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,741	$212	$—	$4,953
U.S. government-sponsored agencies	156,968	1,901	136	158,733
Obligations of states and political subdivisions	380,498	15,050	2,969	392,579
Commercial mortgage-backed	77,696	9,133	4	86,825
Residential mortgage-backed	28,342	1,058	570	28,830
Other asset-backed	8,917	755	—	9,672
Corporate	223,255	11,397	946	233,706
Total fixed maturity securities	880,417	39,506	4,625	915,298

Equity securities:
Common stocks:
Financial services	7,817	3,905	—	11,722
Information technology	13,584	6,327	16	19,895
Healthcare	9,333	3,027	8	12,352
Consumer staples	6,436	1,570	—	8,006
Consumer discretionary	6,191	2,949	1	9,139
Energy	7,700	1,796	19	9,477
Industrials	6,059	1,493	1	7,551
Other	7,387	1,634	27	8,994
Non-redeemable preferred stocks	9,500	177	839	8,838
Total equity securities	74,007	22,878	911	95,974
Total securities available-for-sale	$954,424	$62,384	$5,536	$1,011,272

The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual at an interest rate of 3.60 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the Boards of Directors of the Company and Employers Mutual every five years.  Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $225,000 during the first three months of both 2010 and 2009.  At December 31, 2009, the Company’s property and casualty insurance subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2009.

As of March 31, 2010, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations

The Company recorded “other-than-temporary” investment impairment losses totaling $352,000 on three equity securities and two residential mortgage-backed securities in the first quarter of 2010, and $8,357,000 on 24 equity securities and one fixed maturity security in the same period of 2009.  The impairment loss on the fixed maturity security in 2009 ($2,220,000) was attributed to a bankruptcy filing made by Great Lakes Chemical Corporation, now known as Chemtura Corporation.  The impairment losses on the equity securities during 2009 were reflective of the severe and prolonged turmoil in the financial markets.

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

At March 31, 2010, the Company had unrealized losses on available-for-sale securities as presented in the table below.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities.  Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at March 31, 2010.  This schedule includes $25,000 of unrealized loss on an “other-than-temporarily” impaired residential mortgage-backed security that is considered the non-credit component of the impairment.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $3,598,000 net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of March 31, 2010.

March 31, 2010	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$33,692	$136	$—	$—	$33,692	$136
Obligations of states and political subdivisions	65,616	2,399	6,358	570	71,974	2,969
Commercial mortgage-backed	1,926	4	—	—	1,926	4
Residential mortgage-backed	4,180	78	7,146	492	11,326	570
Corporate	19,447	406	18,870	540	38,317	946
Total, fixed maturity securities	124,861	3,023	32,374	1,602	157,235	4,625

Equity securities:
Common stocks:
Information technology	772	16	—	—	772	16
Healthcare	677	8	—	—	677	8
Consumer staples	110	—	—	—	110	—
Consumer discretionary	193	1	—	—	193	1
Energy	960	19	—	—	960	19
Industrials	663	1	—	—	663	1
Other	226	27	—	—	226	27
Non-redeemable preferred stocks	500	—	4,162	839	4,662	839
Total, equity securities	4,101	72	4,162	839	8,263	911
Total temporarily impaired securities	$128,962	$3,095	$36,536	$2,441	$165,498	$5,536

All non-investment grade fixed maturity securities held at March 31, 2010 (American Airlines, Weyerhaeuser Company and eight residential mortgage-backed securities) had an aggregate unrealized loss of $340,000.  The Company does not purchase non-investment grade securities.  Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.  Six of the residential mortgage-backed securities were the only securities on this list with unrealized losses at March 31, 2010.  These securities were part of a 2008 investment strategy that targeted high-quality residential mortgage-backed securities.

Following is a schedule of gross realized losses recognized in the first quarter of 2010 from the sale of securities and from “other-than-temporary” investment impairments.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.  This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc.

	Three months ended March 31, 2010
	Realized losses from sales			“Other-than-	Total
			Gross	temporary”	gross
	Book	Sales	realized	impairment	realized
($ in thousands)	value	price	losses	losses	losses
Fixed maturity securities:
Three months or less	$—	$—	$—	$—	$—
Over three months to six months	—	—	—	—	—
Over six months to nine months	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—
Over twelve months	—	—	—	204	204
	—	—	—	204	204
Equity securities:
Three months or less	1,661	1,635	26	112	138
Over three months to six months	46	37	9	36	45
Over six months to nine months	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—
Over twelve months	—	—	—	—	—
	1,707	1,672	35	148	183
	$1,707	$1,672	$35	$352	$387

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All lease costs are included as expenses under the pooling agreement, after allocation of a portion of the expenses to the subsidiaries that do not participate in the pooling agreement.  The Company’s contractual obligations as of March 31, 2010 did not change materially from that presented in the Company’s 2009 Form 10-K.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $1,241,000 and $1,236,000 and related premium tax offsets of $1,277,000 and $692,000 have been accrued as of March 31, 2010 and December 31, 2009, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ a worker with a pre-existing disability.  Estimated second-injury fund assessments of $1,514,000 and $1,709,000 have been accrued as of March 31, 2010 and December 31, 2009, respectively.  The second injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.

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

NEW ACCOUNTING GUIDANCE

In January 2010, the Financial Accounting Standards Board (FASB) updated its guidance related to the Fair Value Measurements and Disclosures Topic 820 of the FASB Accounting Standards CodificationTM (ASC) to require additional disclosures regarding transfers in and out of fair value measurement levels 1 and 2, the display of level 3 activity on a gross basis (rather than net), fair value measurement disclosures for each class of assets and liabilities (rather than by line item within the statement of financial position), and additional disclosures about inputs and valuation techniques.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in level 3 fair value measurements, which is effective for fiscal years (and interim periods of those fiscal years) beginning after December 15, 2010.  Adoption of this guidance had no effect on the consolidated financial position or operating results of the Company.

In May 2009, the FASB updated its guidance related to the Subsequent Events Topic 855 of the FASB ASC (issued as Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events”), which sets forth the period after the balance sheet date during which management shall evaluate events or transactions for potential recognition or disclosure, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date, and disclosures to make about events or transactions that occur after the balance sheet date.  This guidance was effective for interim and annual reporting periods ending after June 15, 2009.  In February 2010, the FASB updated its guidance related to the Subsequent Events Topic 855 to remove the requirement to disclose the date through which subsequent events were evaluated for Securities and Exchange Commission filers.  This updated guidance was effective immediately.  Adoption of this updated guidance had no effect on the consolidated financial position or operating results of the Company.

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

Further analysis of the components of the Company’s market risk (including interest rate risk, equity price risk, credit quality risk, and prepayment risk) can be found in the Company’s 2009 Form 10-K.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended March 31, 2010:

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2 & 3)

1/1/10 - 1/31/10	6,540	(1)	$22.10	—	$11,638,663

2/1/10 - 2/28/10	22	(1)	20.48	—	11,638,663

3/1/10 - 3/31/10	1,397	(1)	22.33	—	11,638,663

Total	7,959		$22.14	—

(1)
Included in these amounts are 53, 22 and 1,397 shares purchased in the open market in January, February and March, respectively, to fulfill the Company’s obligations under its dividend reinvestment and common stock purchase plan.  6,487 shares were purchased in the open market during January under Employers Mutual Casualty Company’s employee stock purchase plan.

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

ITEM 6.	EXHIBITS

10.2.4	2009 Executive Contingent Salary Plan – EMC Reinsurance Company

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2010.

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit number	Item

10.2.4*	2009 Executive Contingent Salary Plan – EMC Reinsurance Company

31.1*	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith