Form 10-Q
period 2010-06-30
EMC INSURANCE GROUP INC
filed 2010-08-06
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒
Non accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010
Common stock, $1.00 par value	13,002,315

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost (fair value $411,992 and $460,877)	$361,067	$410,005
Securities available-for-sale, at fair value (amortized cost $860,860,380 and $858,129,177)	909,205,072	884,688,114
Fixed maturity securities on loan:
Securities available-for-sale, at fair value (amortized cost $2,413,272 and $14,065,597)	2,532,414	14,492,872
Equity securities available-for-sale, at fair value (cost $72,834,716 and $73,114,920)	85,015,088	90,189,979
Other long-term investments, at cost	38,972	47,083
Short-term investments, at cost	56,267,109	55,390,096
Total investments	1,053,419,722	1,045,218,149

Cash	260,469	278,534
Reinsurance receivables due from affiliate	32,275,067	30,544,558
Prepaid reinsurance premiums due from affiliate	7,838,770	5,112,386
Deferred policy acquisition costs (affiliated $37,328,553 and $36,650,628)	37,332,851	36,650,628
Accrued investment income	11,026,085	11,082,132
Accounts receivable	1,722,194	1,611,740
Income taxes recoverable	4,585,515	-
Deferred income taxes	8,716,158	15,044,357
Goodwill	941,586	941,586
Securities lending collateral	2,611,654	14,941,880
Other assets (affiliated $2,128,789 and $2,058,189)	2,292,872	4,361,843
Total assets	$1,163,022,943	$1,165,787,793

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2010	2009
LIABILITIES
Losses and settlement expenses (affiliated $562,979,243 and $553,787,770)	$565,875,462	$556,151,577
Unearned premiums (affiliated $164,951,000 and $159,486,096)	164,969,569	159,486,096
Other policyholders' funds due to affilate	8,469,093	7,918,665
Surplus notes payable to affiliate	25,000,000	25,000,000
Amounts due affiliate to settle quarterly transaction balances	2,244,872	13,488,724
Employee retirement benefits payable to affiliate	20,145,482	18,176,720
Income taxes payable	-	5,488,760
Securities lending obligation	2,611,654	14,941,880
Other liabilities (affiliated $12,061,776 and $20,335,197)	12,444,556	22,717,686
Total liabilities	801,760,688	823,370,108

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 13,081,193 shares in 2010 and 13,114,481 shares in 2009	13,081,193	13,114,481
Additional paid-in capital	92,086,725	92,804,282
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed maturity securities with "other-than-temporary" impairments	38,211	(104,847)
Other net unrealized gains	39,380,523	28,744,673
Employee retirement benefits payable to affiliate	(12,218,932)	(12,587,484)
Total accumulated other comprehensive income	27,199,802	16,052,342
Retained earnings	228,894,535	220,446,580
Total stockholders' equity	361,262,255	342,417,685
Total liabilities and stockholders' equity	$1,163,022,943	$1,165,787,793

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,
	2010	2009
REVENUES
Premiums earned (affiliated $95,081,018 and $96,093,871)	$96,431,111	$96,098,006
Investment income, net	12,662,024	11,172,618
Net realized investment gains, excluding impairment losses on available-for-sale securities	731,153	1,664,373
Total "other-than-temporary" impairment losses on available-for-sale securities	(1,576,698)	(759,206)
Net realized investment gains (losses)	(845,545)	905,167
Other income (all affiliated)	220,361	198,272
	108,467,951	108,374,063
LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $70,227,253 and $65,164,251)	71,152,068	65,164,251
Dividends to policyholders (all affiliated)	1,518,624	1,926,476
Amortization of deferred policy acquisition costs (affiliated $22,268,128 and $21,524,535)	22,641,285	21,522,155
Other underwriting expenses (affiliated $9,184,909 and $10,307,318)	9,134,635	10,307,318
Interest expense (all affiliated)	225,000	225,000
Other expense (affiliated $410,526 and $337,922)	300,707	337,922
	104,972,319	99,483,122
Income before income tax expense (benefit)	3,495,632	8,890,941

INCOME TAX EXPENSE (BENEFIT)
Current	382,953	1,846,402
Deferred	(185,794)	77,407
	197,159	1,923,809
Net income	$3,298,473	$6,967,132

Net income per common share -basic and diluted	$0.25	$0.53

Dividend per common share	$0.18	$0.18

Average number of common shares outstanding -basic and diluted	13,129,167	13,235,928

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six months ended June 30,
	2010	2009
REVENUES
Premiums earned (affiliated $186,536,315 and $188,510,222)	$188,776,177	$188,552,554
Investment income, net	25,179,011	23,449,853
Net realized investment gains, excluding impairment losses on available-for-sale securities	1,608,461	1,429,413
Total "other-than-temporary" impairment losses on available-for-sale securities	(1,808,554)	(9,116,556)
Portion of impairment losses on fixed maturity available-for-sale securities recognized in other comprehensive income (before taxes)	(120,539)	-
Net impairment losses on available-for-sale securities	(1,929,093)	(9,116,556)
Net realized investment losses	(320,632)	(7,687,143)
Other income (all affiliated)	427,047	351,258
	214,061,603	204,666,522
LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $125,660,386 and $118,940,865)	127,194,692	118,940,865
Dividends to policyholders (all affiliated)	3,873,086	5,756,082
Amortization of deferred policy acquisition costs (affiliated $43,875,573 and $43,531,396)	44,506,400	43,532,861
Other underwriting expenses (affiliated $19,550,103 and $19,437,601)	19,499,829	19,437,601
Interest expense (all affiliated)	450,000	450,000
Other expense (affiliated $688,546 and $731,154)	498,910	731,154
	196,022,917	188,848,563
Income before income tax expense (benefit)	18,038,686	15,817,959

INCOME TAX EXPENSE (BENEFIT)
Current	4,536,403	6,427,384
Deferred	325,718	(3,380,420)
	4,862,121	3,046,964
Net income	$13,176,565	$12,770,995

Net income per common share -basic and diluted	$1.00	$0.96

Dividend per common share	$0.36	$0.36

Average number of common shares outstanding -basic and diluted	13,126,489	13,242,831

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,
	2010	2009

Net income	$3,298,473	$6,967,132

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains on investment securities, net of deferred income tax expense of $1,003,213 and $9,054,415	1,863,110	16,815,344

Reclassification adjustment for realized investment (gains) losses included in net income, net of income tax (expense) benefit of $295,940 and ($316,808)	549,605	(588,359)

Change in unrealized holding gains on fixed maturity securities with "other-than-temporary" impairment, net of deferred income tax expense of $29,455 and $0	54,703	-

Adjustment associated with affiliate's retirement benefit plans, net of deferred income tax expense of $99,227 and $129,870:
Net actuarial loss	262,318	319,219
Prior service credit	(78,042)	(78,031)
	184,276	241,188

Other comprehensive income	2,651,694	16,468,173

Total comprehensive income	$5,950,167	$23,435,305

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six months ended June 30,
	2010	2009

Net income	$13,176,565	$12,770,995

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains on investment securities, net of deferred income tax expense of $5,656,964 and $6,150,092	10,505,790	11,421,603

Reclassification adjustment for realized investment losses included in net income, net of income tax benefit of $70,033 and $2,690,501	130,060	4,996,642

Change in unrealized holding gains on fixed maturity securities with "other-than-temporary" impairment, net of deferred income tax expense of $34,842 and $0	64,707	-

Reclassification adjustment for realized investment losses from fixed maturity securities with "other-than-temporary" impairment included in net income, net of income tax benefit of $42,188 and $0	78,351	-

Adjustment associated with affiliate's retirement benefit plans, net of deferred income tax expense of $198,454 and $259,740:
Net actuarial loss	524,636	638,438
Prior service credit	(156,084)	(156,062)
	368,552	482,376

Other comprehensive income	11,147,460	16,900,621

Total comprehensive income	$24,324,025	$29,671,616

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,176,565	$12,770,995

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Losses and settlement expenses (affiliated $9,191,473 and ($12,460,032))	9,723,885	(12,460,032)
Unearned premiums (affiliated $5,464,904 and ($409,448))	5,483,473	(387,793)
Other policyholders' funds due to affilitate	550,428	2,279,116
Amounts due to affiliate to settle quarterly transaction balances	(11,243,852)	(11,703,069)
Employee retirement benefits payable to affiliate	2,535,768	2,743,300
Reinsurance receivables due from affiliate	(1,730,509)	2,368,954
Prepaid reinsurance premiums due from affiliate	(2,726,384)	(201,691)
Commissions payable to affiliate	(4,194,748)	(4,450,923)
Interest payable to affiliate	(450,000)	(225,925)
Prepaid assets due from affiliate	(103,616)	(653,181)
Deferred policy acquisition costs (affiliated ($677,925) and ($551,563))	(682,223)	(555,894)
Stock-based compensation payable to affiliate	84,076	196,148
Excess tax benefit associated with affiliate's stock option plans	(528)	-
Accrued investment income	56,047	1,979,562
Accrued income tax:
Current	(10,073,747)	8,374,319
Deferred	325,718	(3,380,420)
Realized investment losses	320,632	7,687,143
Accounts receivable	(110,454)	(235,540)
Amortization of premium/discount on fixed maturity securities	(565,087)	(333,601)
Other, net (affiliated ($3,595,657) and $1,617,535)	(3,715,524)	1,617,535
	(16,516,645)	(7,341,992)
Net cash provided by (used in) operating activities	$(3,340,080)	$5,429,003

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Six months ended June 30,
	2010	2009
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities held-to-maturity	$49,278	$72,905
Purchases of fixed maturity securities available-for-sale	(80,277,187)	(137,197,792)
Disposals of fixed maturity securities available-for-sale	90,005,137	199,569,328
Purchases of equity securities available-for-sale	(16,111,693)	(25,203,582)
Disposals of equity securities available-for-sale	16,088,913	24,146,973
Disposals of other long-term investments	8,111	9,428
Net purchases of short-term investments	(877,013)	(61,431,769)
Net cash provided by (used in) investing activities	8,885,546	(34,509)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affilate's stock option plans	402,453	114,033
Excess tax benefit associated with affilate's stock option plans	528	-
Repurchase of common stock	(1,237,902)	(706,483)
Dividends paid to stockholders (affiliated ($2,825,227) and ($2,825,227))	(4,728,610)	(4,764,808)
Net cash used in financing activities	(5,563,531)	(5,357,258)

NET INCREASE (DECREASE) IN CASH	(18,065)	37,236
Cash at the beginning of the year	278,534	182,538

Cash at the end of the period	$260,469	$219,774

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

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

In January 2010, the Financial Accounting Standards Board (FASB) updated its guidance related to the Fair Value Measurements and Disclosures Topic 820 of the FASB Accounting Standards CodificationTM (ASC) to require additional disclosures regarding transfers in and out of fair value measurement Levels 1 and 2, the display of Level 3 activity on a gross basis (rather than net), fair value measurement disclosures for each class of assets and liabilities (rather than by line item within the statement of financial position), and additional disclosures about inputs and valuation techniques.  This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for fiscal years (and interim periods of those fiscal years) beginning after December 15, 2010.  Adoption of this guidance had no effect on the consolidated financial position or operating results of the Company.

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

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months and six months ended June 30, 2010 and 2009 is presented below.

	Three months ended June 30, 2010
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$64,406,287	$-	$64,406,287
Assumed from nonaffiliates	511,037	27,188,730	27,699,767
Assumed from affiliates	87,320,371	-	87,320,371
Ceded to nonaffiliates	(5,811,747)	(7,384,611)	(13,196,358)
Ceded to affiliates	(64,406,287)	-	(64,406,287)
Net premiums written	$82,019,661	$19,804,119	$101,823,780

Premiums earned
Direct	$61,918,077	$-	$61,918,077
Assumed from nonaffiliates	493,350	26,935,970	27,429,320
Assumed from affiliates	81,175,580	-	81,175,580
Ceded to nonaffiliates	(5,832,031)	(6,341,758)	(12,173,789)
Ceded to affiliates	(61,918,077)	-	(61,918,077)
Net premiums earned	$75,836,899	$20,594,212	$96,431,111

Losses and settlement expenses incurred
Direct	$37,804,647	$-	$37,804,647
Assumed from nonaffiliates	434,305	16,789,003	17,223,308
Assumed from affiliates	58,904,188	176,266	59,080,454
Ceded to nonaffiliates	(2,541,467)	(2,610,227)	(5,151,694)
Ceded to affiliates	(37,804,647)	-	(37,804,647)
Net losses and settlement expenses incurred	$56,797,026	$14,355,042	$71,152,068

	Three months ended June 30, 2009
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$58,396,662	$-	$58,396,662
Assumed from nonaffiliates	643,243	19,305,942	19,949,185
Assumed from affiliates	85,426,091	-	85,426,091
Ceded to nonaffiliates	(5,512,106)	(714,568)	(6,226,674)
Ceded to affiliates	(58,396,662)	-	(58,396,662)
Net premiums written	$80,557,228	$18,591,374	$99,148,602

Premiums earned
Direct	$56,484,963	$-	$56,484,963
Assumed from nonaffiliates	643,396	20,222,739	20,866,135
Assumed from affiliates	81,632,124	-	81,632,124
Ceded to nonaffiliates	(5,728,790)	(671,463)	(6,400,253)
Ceded to affiliates	(56,484,963)	-	(56,484,963)
Net premiums earned	$76,546,730	$19,551,276	$96,098,006

Losses and settlement expenses incurred
Direct	$43,767,201	$-	$43,767,201
Assumed from nonaffiliates	455,029	14,847,866	15,302,895
Assumed from affiliates	51,620,942	147,163	51,768,105
Ceded to nonaffiliates	(1,093,945)	(812,804)	(1,906,749)
Ceded to affiliates	(43,767,201)	-	(43,767,201)
Net losses and settlement expenses incurred	$50,982,026	$14,182,225	$65,164,251

	Six months ended June 30, 2010
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$123,143,551	$-	$123,143,551
Assumed from nonaffiliates	1,059,286	51,012,525	52,071,811
Assumed from affiliates	164,659,825	-	164,659,825
Ceded to nonaffiliates	(11,143,808)	(13,212,277)	(24,356,085)
Ceded to affiliates	(123,143,551)	-	(123,143,551)
Net premiums written	$154,575,303	$37,800,248	$192,375,551

Premiums earned
Direct	$120,756,527	$-	$120,756,527
Assumed from nonaffiliates	1,118,778	48,429,646	49,548,424
Assumed from affiliates	160,857,474	-	160,857,474
Ceded to nonaffiliates	(11,351,990)	(10,277,731)	(21,629,721)
Ceded to affiliates	(120,756,527)	-	(120,756,527)
Net premiums earned	$150,624,262	$38,151,915	$188,776,177

Losses and settlement expenses incurred
Direct	$79,578,113	$-	$79,578,113
Assumed from nonaffiliates	1,041,721	30,106,343	31,148,064
Assumed from affiliates	103,093,079	359,917	103,452,996
Ceded to nonaffiliates	(3,323,486)	(4,082,882)	(7,406,368)
Ceded to affiliates	(79,578,113)	-	(79,578,113)
Net losses and settlement expenses incurred	$100,811,314	$26,383,378	$127,194,692

	Six months ended June 30, 2009
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$112,961,069	$-	$112,961,069
Assumed from nonaffiliates	1,205,490	36,465,906	37,671,396
Assumed from affiliates	162,582,574	-	162,582,574
Ceded to nonaffiliates	(11,201,606)	(945,032)	(12,146,638)
Ceded to affiliates	(112,961,069)	-	(112,961,069)
Net premiums written	$152,586,458	$35,520,874	$188,107,332

Premiums earned
Direct	$112,012,857	$-	$112,012,857
Assumed from nonaffiliates	1,306,851	36,894,202	38,201,053
Assumed from affiliates	162,782,768	-	162,782,768
Ceded to nonaffiliates	(11,461,287)	(969,980)	(12,431,267)
Ceded to affiliates	(112,012,857)	-	(112,012,857)
Net premiums earned	$152,628,332	$35,924,222	$188,552,554

Losses and settlement expenses incurred
Direct	$73,661,643	$-	$73,661,643
Assumed from nonaffiliates	896,434	28,017,875	28,914,309
Assumed from affiliates	94,336,249	324,171	94,660,420
Ceded to nonaffiliates	(3,405,490)	(1,228,374)	(4,633,864)
Ceded to affiliates	(73,661,643)	-	(73,661,643)
Net losses and settlement expenses incurred	$91,827,193	$27,113,672	$118,940,865

Individual lines in the above tables are defined as follows:
•	“Direct” represents policies issued by the property and casualty insurance subsidiaries.
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

Summarized financial information for the Company’s segments is as follows:

Three months ended June 30, 2010	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$75,836,899	$20,594,212	$-	$96,431,111

Underwriting profit (loss)	(9,601,772)	1,586,271	-	(8,015,501)
Net investment income	9,469,605	3,194,077	(1,658)	12,662,024
Realized investment losses	(611,369)	(234,176)	-	(845,545)
Other income	220,361	-	-	220,361
Interest expense	225,000	-	-	225,000
Other expenses	199,084	(343,097)	444,720	300,707
Income (loss) before income tax expense (benefit)	$(947,259)	$4,889,269	$(446,378)	$3,495,632

Three months ended June 30, 2009	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$76,546,730	$19,551,276	$-	$96,098,006

Underwriting profit (loss)	(4,247,256)	1,425,062	-	(2,822,194)
Net investment income	8,332,816	2,838,412	1,390	11,172,618
Realized investment gains	699,368	205,799	-	905,167
Other income	198,272	-	-	198,272
Interest expense	225,000	-	-	225,000
Other expenses	175,195	(241,995)	404,722	337,922
Income (loss) before income tax expense (benefit)	$4,583,005	$4,711,268	$(403,332)	$8,890,941

Six months ended June 30, 2010	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$150,624,262	$38,151,915	$-	$188,776,177

Underwriting profit (loss)	(8,485,176)	2,187,346	-	(6,297,830)
Net investment income	18,886,101	6,298,177	(5,267)	25,179,011
Realized investment losses	(205,858)	(114,774)	-	(320,632)
Other income	427,047	-	-	427,047
Interest expense	450,000	-	-	450,000
Other expenses	426,808	(653,292)	725,394	498,910
Income (loss) before income tax expense (benefit)	$9,745,306	$9,024,041	$(730,661)	$18,038,686

Assets	$870,548,023	$288,738,703	$361,972,685	$1,521,259,411
Eliminations	-	-	(356,068,849)	(356,068,849)
Reclassifications	-	(2,167,619)	-	(2,167,619)
Net assets	$870,548,023	$286,571,084	$5,903,836	$1,163,022,943

Six months ended June 30, 2009	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$152,628,332	$35,924,222	$-	$188,552,554

Underwriting profit (loss)	(490,684)	1,375,829	-	885,145
Net investment income	17,552,335	5,883,461	14,057	23,449,853
Realized investment losses	(5,090,803)	(2,596,340)	-	(7,687,143)
Other income	351,258	-	-	351,258
Interest expense	450,000	-	-	450,000
Other expenses	406,329	(393,124)	717,949	731,154
Income (loss) before income tax expense (benefit)	$11,465,777	$5,056,074	$(703,892)	$15,817,959

Year ended December 31, 2009
Assets	$883,361,416	$280,261,990	$342,901,891	$1,506,525,297
Eliminations	-	-	(340,269,959)	(340,269,959)
Reclassifications	-	-	(467,545)	(467,545)
Net assets	$883,361,416	$280,261,990	$2,164,387	$1,165,787,793

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three months and six months ended June 30, 2010 and 2009, by line of business.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Property and casualty insurance segment
Commercial lines:
Automobile	$16,861,112	$16,429,213	$32,732,281	$32,740,287
Property	16,438,401	15,379,498	32,247,576	30,370,053
Workers' compensation	15,757,860	16,349,144	31,411,232	32,646,536
Liability	14,429,073	15,600,105	28,829,075	31,529,611
Other	2,038,326	2,176,665	4,228,513	4,393,531
Total commercial lines	65,524,772	65,934,625	129,448,677	131,680,018

Personal lines:
Automobile	6,408,729	5,821,012	12,489,080	11,440,236
Property	3,766,358	4,648,635	8,416,680	9,220,270
Liability	137,040	142,458	269,825	287,808
Total personal lines	10,312,127	10,612,105	21,175,585	20,948,314
Total property and casualty insurance	$75,836,899	$76,546,730	$150,624,262	$152,628,332

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$2,106,979	$1,973,799	$3,651,657	$3,506,807
Property	4,344,037	6,070,557	6,725,099	9,458,991
Marine/Aviation	65,483	146,793	301,487	253,977
Casualty	(33,862)	256,344	510,901	629,580
Crop	511,304	123,809	577,571	187,491
Total pro rata reinsurance	6,993,941	8,571,302	11,766,715	14,036,846

Excess-of-loss reinsurance:
Property	11,044,057	8,318,855	20,918,720	16,962,129
Casualty	2,553,579	2,663,206	5,463,619	4,937,636
Surety	2,635	(2,087)	2,861	(12,389)
Total excess-of-loss reinsurance	13,600,271	10,979,974	26,385,200	21,887,376
Total reinsurance	$20,594,212	$19,551,276	$38,151,915	$35,924,222

Consolidated	$96,431,111	$96,098,006	$188,776,177	$188,552,554

5.	INCOME TAXES

The actual income tax expense for the three months and six months ended June 30, 2010 and 2009 differed from the “expected” income tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Computed "expected" income tax expense	$1,223,471	$3,111,830	$6,313,540	$5,536,286
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(1,242,423)	(1,278,005)	(2,496,732)	(2,573,910)
Dividends received deduction	(105,295)	(120,567)	(221,468)	(248,869)
Proration of tax-exempt interest and dividends received deduction	202,158	209,786	407,730	423,417
Elimination of deduction for Medicare Part D retiree drug subsidy	-	-	794,383	-
Other, net	119,248	765	64,668	(89,960)
Income tax expense	$197,159	$1,923,809	$4,862,121	$3,046,964

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

The Company had no provision for uncertain tax positions at June 30, 2010 or December 31, 2009.  The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during the three months or six months June 30, 2010 or 2009.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files U.S. federal tax returns, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005.

6.	EMPLOYEE RETIREMENT PLANS

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Pension plans:
Service cost	$2,860,970	$2,297,656	$5,721,940	$4,595,312
Interest cost	2,498,263	2,569,411	4,996,526	5,138,822
Expected return on plan assets	(3,169,248)	(2,480,734)	(6,338,496)	(4,961,468)
Amortization of net actuarial loss	1,001,284	1,574,066	2,002,568	3,148,132
Amortization of prior service costs	113,020	113,074	226,040	226,148
Net periodic pension benefit cost	$3,304,289	$4,073,473	$6,608,578	$8,146,946

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Postretirement benefit plans:
Service cost	$982,900	$692,870	$1,965,800	$1,385,740
Interest cost	1,383,440	1,070,392	2,766,880	2,140,785
Expected return on plan assets	(738,122)	(603,006)	(1,476,244)	(1,206,011)
Amortization of net actuarial loss	337,737	24,514	675,474	49,028
Amortization of prior service credit	(532,814)	(532,814)	(1,065,628)	(1,065,628)
Net periodic postretirement benefit cost	$1,433,141	$651,956	$2,866,282	$1,303,914

Net periodic pension benefit cost allocated to the Company amounted to $1,017,441 and $1,250,092 for the three months and $2,034,882 and $2,500,181 for the six months ended June 30, 2010 and 2009, respectively.  Net periodic postretirement benefit cost allocated to the Company amounted to $409,934 and $183,243 for the three months and $819,866 and $366,486 for the six months ended June 30, 2010 and 2009, respectively.

Employers Mutual plans to contribute approximately $25,000,000 to the pension plan and approximately $2,750,000 to the VEBA trust in 2010.  As of June 30, 2010, Employers Mutual has not made a contribution to the pension plan and has contributed $1,130,000 to the postretirement benefit plan’s VEBA trust.

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

The Company recognized compensation expense from these plans of $16,715 ($12,913 net of tax) and $51,872 ($46,922 net of tax) for the three months and $84,076 ($67,530 net of tax) and $196,148 ($155,049 net of tax) for the six months ended June 30, 2010 and 2009, respectively.  No compensation expense was recognized during the three months or six months ended June 30, 2010 and 2009 related to a separate stock appreciation rights agreement that is accounted for as a liability-classified award because the fair value of the award did not exceed the floor contained in the agreement.  During the three months ended March 31, 2010, 216,976 non-qualified stock options were granted under the 2007 Plan to eligible participants at a price of $20.675.  During the three months ended June 30, 2010, 2,500 non-qualified stock options were granted under the 2007 Plan to an eligible participant at a price of $24.375.  During the six months ended June 30, 2010, 28,459 options were exercised under the plans at prices ranging from $9.25 to $19.35.

The weighted average fair value of options granted during the six months ended June 30, 2010 and 2009 amounted to $1.77 and $2.30, respectively.  Employers Mutual estimated the fair value of each option grant on the date of grant using the Black-Scholes-Merton option-pricing model and the following assumptions:

	Six months ended June 30,
	2010	2009
Weighted-average dividend yield	3.47%	3.82%
Expected volatility	16.7% - 23.6%	22.7% - 43.8%
Weighted-average volatility	19.17%	35.24%
Risk-free interest rate	0.16% - 2.99%	0.38% - 2.81%
Expected term (years)	0.25 - 6.30	0.25 - 6.30

The expected term of the options granted in 2010 was estimated using historical data that was adjusted to remove the effect of option exercises prior to the normal vesting period due to the retirement of the option holder.  The expected term of options granted to individuals who are, or will be, eligible to retire prior to the completion of the normal vesting period has been adjusted to reflect the potential accelerated vesting period.  This produced a weighted-average expected term of 2.63 years.

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

8.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

	Carrying amount	Estimated fair value
June 30,2010
Assets:
Fixed maturity securities held-to-maturity:
Residential mortgage-backed	$361,067	$411,992
Total fixed maturity securities held-to-maturity	361,067	411,992

Fixed maturity securities available-for-sale:
US treasury	4,907,344	4,907,344
US government-sponsored agencies	128,913,832	128,913,832
Obligations of states and political subdivisions	405,623,280	405,623,280
Commercial mortgage-backed	93,040,724	93,040,724
Residential mortgage-backed	27,796,041	27,796,041
Other asset-backed	10,009,823	10,009,823
Corporate	241,446,442	241,446,442
Total fixed maturity securities available-for-sale	911,737,486	911,737,486

Equity securities available-for-sale:
Common stocks:
Financial services	9,830,598	9,830,598
Information technology	16,516,412	16,516,412
Healthcare	10,598,010	10,598,010
Consumer staples	6,704,627	6,704,627
Consumer discretionary	10,012,950	10,012,950
Energy	7,442,449	7,442,449
Industrials	7,575,479	7,575,479
Other	7,940,663	7,940,663
Non-redeemable preferred stocks	8,393,900	8,393,900
Total equity securities available-for-sale	85,015,088	85,015,088

Short-term investments	56,267,109	56,267,109
Other long-term investments	38,972	38,972
Securities lending collateral	2,611,654	2,611,654

Liabilities:
Surplus notes	25,000,000	24,509,447
Securities lending obligation	2,611,654	2,611,654

	Carrying amount	Estimated fair value
December 31, 2009
Assets:
Fixed maturity securities held-to-maturity:
Residential mortgage-backed	$410,005	$460,877
Total fixed maturity securities held-to-maturity	410,005	460,877

Fixed maturity securities available-for-sale:
US treasury	4,983,045	4,983,045
US government-sponsored agencies	150,415,530	150,415,530
Obligations of states and political subdivisions	391,764,812	391,764,812
Commercial mortgage-backed	82,391,701	82,391,701
Residential mortgage-backed	31,055,295	31,055,295
Other asset-backed	9,885,609	9,885,609
Corporate	228,684,994	228,684,994
Total fixed maturity securities available-for-sale	899,180,986	899,180,986

Equity securities available-for-sale:
Common stocks:
Financial services	10,666,469	10,666,469
Information technology	19,693,053	19,693,053
Healthcare	12,935,253	12,935,253
Consumer staples	7,043,221	7,043,221
Consumer discretionary	7,581,367	7,581,367
Energy	8,811,055	8,811,055
Industrials	5,826,770	5,826,770
Other	9,370,291	9,370,291
Non-redeemable preferred stocks	8,262,500	8,262,500
Total equity securities available-for-sale	90,189,979	90,189,979

Short-term investments	55,390,096	55,390,096
Other long-term investments	47,083	47,083
Securities lending collateral	14,941,880	14,941,880

Liabilities:
Surplus notes	25,000,000	22,752,800
Securities lending obligation	14,941,880	14,941,880

The estimated fair value of fixed maturity securities, equity securities, short-term investments, securities lending collateral and securities lending obligation is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.

Other long-term investments, consisting primarily of holdings in limited partnerships and limited liability companies, are valued by the various fund managers.  In management’s opinion, these values reflect fair value at June 30, 2010 and December 31, 2009.

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities that were priced solely from broker quotes.  Since this is not an observable input, any fixed maturity security in the Company’s portfolio that is on this list is classified as a Level 3 fair value measurement.  At June 30, 2010, the Company did not hold any fixed maturity securities that were priced solely from broker quotes.

A small number of the Company’s securities are not priced by the independent pricing service.  One is an equity security that is reported as a Level 3 fair value measurement at December 31, 2009, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements.  This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $2,130 and $2,014 at June 30, 2010 and December 31, 2009, respectively.  The remaining two securities not priced by the Company’s independent pricing service are fixed maturity securities.  These two fixed maturity securities are classified as Level 2 fair value measurements and are carried at aggregate fair values of $7,925,681 at June 30, 2010 and $7,722,288 at December 31, 2009.  The fair values for these two fixed maturity securities were obtained from the Company’s investment custodian using independent pricing services which utilize similar pricing techniques as the Company’s independent pricing service.

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

The Company’s fixed maturity and equity securities available-for-sale, as well as short-term investments, are measured at fair value on a recurring basis.  No assets or liabilities are currently measured at fair value on a non-recurring basis.  Presented in the table below are the Company’s assets that are measured at fair value on a recurring basis, as of June 30, 2010 and December 31, 2009.

	Fair value measurements at June 30, 2010 using
		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Fixed maturity securities available-for-sale:
US treasury	$4,907,344	$-	$4,907,344	$-
US government-sponsored agencies	128,913,832	-	128,913,832	-
Obligations of states and political subdivisions	405,623,280	-	405,623,280	-
Commercial mortgage-backed	93,040,724	-	93,040,724	-
Residential mortgage-backed	27,796,041	-	27,796,041	-
Other asset-backed	10,009,823	-	10,009,823	-
Corporate	241,446,442	-	241,446,442	-
Total fixed maturity securities available-for-sale	911,737,486	-	911,737,486	-

Equity securities available-for-sale:
Common stocks:
Financial services	9,830,598	9,828,468	-	2,130
Information technology	16,516,412	16,516,412	-	-
Healthcare	10,598,010	10,598,010	-	-
Consumer staples	6,704,627	6,704,627	-	-
Consumer discretionary	10,012,950	10,012,950	-	-
Energy	7,442,449	7,442,449	-	-
Industrials	7,575,479	7,575,479	-	-
Other	7,940,663	7,940,663	-	-
Non-redeemable preferred stocks	8,393,900	8,393,900	-	-
Total equity securities available-for-sale	85,015,088	85,012,958	-	2,130

Short-term investments	56,267,109	56,267,109	-	-
	$1,053,019,683	$141,280,067	$911,737,486	$2,130

	Fair value measurements at December 31, 2009 using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturity securities available-for-sale:
US treasury	$4,983,045	$-	$4,983,045	$-
US government-sponsored agencies	150,415,530	-	150,415,530	-
Obligations of states and political subdivisions	391,764,812	-	391,764,812	-
Commercial mortgage-backed	82,391,701	-	82,391,701	-
Residential mortgage-backed	31,055,295	-	31,055,295	-
Other asset-backed	9,885,609	-	9,885,609	-
Corporate	228,684,994	-	228,684,994	-
Total fixed maturity securities available-for-sale	899,180,986	-	899,180,986	-

Equity securities available-for-sale:
Common stocks:
Financial services	10,666,469	10,664,455	-	2,014
Information technology	19,693,053	19,693,053	-	-
Healthcare	12,935,253	12,935,253	-	-
Consumer staples	7,043,221	7,043,221	-	-
Consumer discretionary	7,581,367	7,581,367	-	-
Energy	8,811,055	8,811,055	-	-
Industrials	5,826,770	5,826,770	-	-
Other	9,370,291	9,370,291	-	-
Non-redeemable preferred stocks	8,262,500	8,262,500	-	-
Total equity securities available-for-sale	90,189,979	90,187,965	-	2,014

Short-term investments	55,390,096	55,390,096	-	-
	$1,044,761,061	$145,578,061	$899,180,986	$2,014

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended June 30, 2010 and 2009.  Any unrealized gains or losses on these securities would be recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities would be reported as realized investment gains or losses in net income.

	Fair value measurements using significant unobservable inputs (Level 3)
Three months ended June 30, 2010	Equity securities available-for-sale, Financial services	Total
Balance at March 31, 2010	$2,014	$2,014
Total unrealized gains included in other comprehensive income	116	116
Balance at June 30, 2010	$2,130	$2,130

	Fair value measurements using significant unobservable inputs (Level 3)
Three months ended June 30, 2009	Equity securities available-for-sale, Financial services	Total
Balance at March 31, 2009	$14,969,143	$14,969,143
Total unrealized gains included in other comprehensive income (loss)	5,267	5,267
Balance at June 30, 2009	$14,974,410	$14,974,410

	Fair value measurements using significant unobservable inputs (Level 3)
Six months ended June 30, 2010	Equity securities available-for-sale, Financial services	Total
Balance at December 31, 2009	$2,014	$2,014
Total unrealized gains included in other comprehensive income	116	116
Balance at June 30, 2010	$2,130	$2,130

	Fair value measurements using significant unobservable inputs (Level 3)
Six months ended June 30, 2009	Equity securities available-for-sale, Financial services	Total
Balance at December 31, 2008	$14,969,143	$14,969,143
Total unrealized gains included in other comprehensive income (loss)	5,267	5,267
Balance at June 30, 2009	$14,974,410	$14,974,410

There were no transfers into or out of Levels 1 or 2 for the three months or six months ended June 30, 2010.

9.	INVESTMENTS

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

The amortized cost and estimated fair value of securities held-to-maturity and available-for-sale as of June 30, 2010 and December 31, 2009 are as follows.  Securities classified as held-to-maturity are carried at amortized cost.  All other securities have been classified as available-for-sale and are carried at fair value.

June 30, 2010	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$361,067	$50,925	$-	$411,992
Total securities held-to-maturity	$361,067	$50,925	$-	$411,992

Securities available-for-sale:
Fixed maturity securities:
US treasury	$4,743,416	$163,928	$-	$4,907,344
US government-sponsored agencies	125,667,390	3,246,442	-	128,913,832
Obligations of states and political subdivisions	387,932,616	18,966,526	1,275,862	405,623,280
Commercial mortgage-backed	82,535,370	10,505,354	-	93,040,724
Residential mortgage-backed	26,671,833	1,472,001	347,793	27,796,041
Other asset-backed	8,860,823	1,150,733	1,733	10,009,823
Corporate	226,862,204	14,781,326	197,088	241,446,442
Total fixed maturity securities	863,273,652	50,286,310	1,822,476	911,737,486

Equity securities:
Common stocks:
Financial services	7,621,705	2,332,223	123,330	9,830,598
Information technology	12,916,924	3,834,230	234,742	16,516,412
Healthcare	8,194,067	2,559,399	155,456	10,598,010
Consumer staples	5,651,107	1,119,100	65,580	6,704,627
Consumer discretionary	7,796,544	2,371,644	155,238	10,012,950
Energy	6,655,293	1,034,476	247,320	7,442,449
Industrials	7,078,826	632,749	136,096	7,575,479
Other	7,420,250	789,702	269,289	7,940,663
Non-redeemable preferred stocks	9,500,000	46,000	1,152,100	8,393,900
Total equity securities	72,834,716	14,719,523	2,539,151	85,015,088
Total securities available-for-sale	$936,108,368	$65,005,833	$4,361,627	$996,752,574

December 31, 2009	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$410,005	$50,872	$-	$460,877
Total securities held-to-maturity	$410,005	$50,872	$-	$460,877

Securities available-for-sale:
Fixed maturity securities:
US treasury	$4,739,194	$243,851	$-	$4,983,045
US government-sponsored agencies	151,440,800	1,011,484	2,036,754	150,415,530
Obligations of states and political subdivisions	380,605,547	15,604,731	4,445,466	391,764,812
Commercial mortgage-backed	75,563,896	6,827,805	-	82,391,701
Residential mortgage-backed	31,017,352	961,646	923,703	31,055,295
Other asset-backed	9,164,445	739,434	18,270	9,885,609
Corporate	219,663,540	10,284,043	1,262,589	228,684,994
Total fixed maturity securities	872,194,774	35,672,994	8,686,782	899,180,986

Equity securities:
Common stocks:
Financial services	7,447,765	3,276,169	57,465	10,666,469
Information technology	13,366,462	6,326,591	-	19,693,053
Healthcare	10,066,840	2,901,926	33,513	12,935,253
Consumer staples	6,323,889	768,181	48,849	7,043,221
Consumer discretionary	6,100,052	1,499,876	18,561	7,581,367
Energy	6,995,036	1,858,794	42,775	8,811,055
Industrials	5,239,316	683,747	96,293	5,826,770
Other	8,075,560	1,324,137	29,406	9,370,291
Non-redeemable preferred stocks	9,500,000	15,500	1,253,000	8,262,500
Total equity securities	73,114,920	18,654,921	1,579,862	90,189,979
Total securities available-for-sale	$945,309,694	$54,327,915	$10,266,644	$989,370,965

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of June 30, 2010 and December 31, 2009, listed by length of time the securities were in an unrealized loss position.

June 30, 2010	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Obligations of states and political subdivisions	$26,891,167	$854,278	$6,507,000	$421,584	$33,398,167	$1,275,862
Residential mortgage-backed	2,590,761	55,715	4,253,047	292,078	6,843,808	347,793
Other asset-backed	493,447	1,733	-	-	493,447	1,733
Corporate	17,459,678	99,157	9,812,570	97,931	27,272,248	197,088
Total, fixed maturity securities	47,435,053	1,010,883	20,572,617	811,593	68,007,670	1,822,476

Equity securities:
Common stocks:
Financial services	1,913,023	123,330	-	-	1,913,023	123,330
Information technology	902,302	234,742	-	-	902,302	234,742
Healthcare	2,297,621	155,456	-	-	2,297,621	155,456
Consumer staples	1,201,708	65,580	-	-	1,201,708	65,580
Consumer discretionary	2,244,522	155,238	-	-	2,244,522	155,238
Energy	1,724,139	247,320	-	-	1,724,139	247,320
Industrials	1,865,972	136,096	-	-	1,865,972	136,096
Other	2,776,269	269,289	-	-	2,776,269	269,289
Non-redeemable preferred stocks	1,991,500	8,500	3,856,400	1,143,600	5,847,900	1,152,100
Total, equity securities	16,917,056	1,395,551	3,856,400	1,143,600	20,773,456	2,539,151
Total temporarily impaired securities	$64,352,109	$2,406,434	$24,429,017	$1,955,193	$88,781,126	$4,361,627

December 31, 2009	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
US government-sponsored agencies	$102,035,965	$2,036,754	$-	$-	$102,035,965	$2,036,754
Obligations of states and political subdivisions	83,487,876	3,832,182	6,314,420	613,284	89,802,296	4,445,466
Residential mortgage-backed	3,317,513	93,216	10,535,690	830,487	13,853,203	923,703
Other asset-backed	-	-	503,730	18,270	503,730	18,270
Corporate	43,994,473	684,520	18,830,648	578,069	62,825,121	1,262,589
Total, fixed maturity securities	232,835,827	6,646,672	36,184,488	2,040,110	269,020,315	8,686,782

Equity securities:
Common stocks:
Financial services	1,092,716	57,465	-	-	1,092,716	57,465
Healthcare	1,550,018	33,513	-	-	1,550,018	33,513
Consumer staples	1,901,671	48,849	-	-	1,901,671	48,849
Consumer discretionary	406,500	18,561	-	-	406,500	18,561
Energy	1,502,064	42,775	-	-	1,502,064	42,775
Industrials	1,387,906	96,293	-	-	1,387,906	96,293
Other	2,078,197	29,406	-	-	2,078,197	29,406
Non-redeemable preferred stocks	-	-	5,247,000	1,253,000	5,247,000	1,253,000
Total, equity securities	9,919,072	326,862	5,247,000	1,253,000	15,166,072	1,579,862
Total temporarily impaired securities	$242,754,899	$6,973,534	$41,431,488	$3,293,110	$284,186,387	$10,266,644

Unrealized losses on fixed maturity securities totaled $1,822,476 at June 30, 2010 and were primarily associated with municipal securities.  All but six of these securities (those six being residential mortgage-backed securities) are considered investment grade by credit rating agencies.  Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at June 30, 2010.

All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore,  it was determined that the securities were not “other-than-temporarily” impaired at June 30, 2010.

The unrealized losses on common stocks at June 30, 2010 are not concentrated in a particular sector or an individual security.   The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that the securities were not “other-than-temporarily” impaired at June 30, 2010.

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2010, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Securities held-to-maturity:
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	361,067	411,992
Totals	$361,067	$411,992

Securities available-for-sale:
Due in one year or less	$36,267,787	$37,346,367
Due after one year through five years	78,255,275	82,752,865
Due after five years through ten years	144,605,008	153,248,670
Due after ten years	494,938,379	517,552,819
Mortgage-backed securities	109,207,203	120,836,765
Totals	$863,273,652	$911,737,486

A summary of realized investment gains and losses is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Fixed maturity securities available-for-sale:
Gross realized investment gains	$175,263	$104,691	$186,397	$181,007
Gross realized investment losses	-	-	-	-
"Other-than-temporary" impairments	-	-	(204,045)	(2,219,779)

Equity securities available-for-sale:
Gross realized investment gains	998,312	1,571,259	1,899,900	2,869,870
Gross realized investment losses	(442,422)	(11,577)	(477,836)	(1,621,464)
"Other-than-temporary" impairments	(1,576,698)	(759,206)	(1,725,048)	(6,896,777)
Totals	$(845,545)	$905,167	$(320,632)	$(7,687,143)

The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The amounts reported as “other-than-temporary” impairments on equity securities available-for-sale reflect the impairment of 14 equity securities during the second quarter of 2010 and 16 equity securities during the six months ended June 30, 2010 compared to 4 equity securities and 28 equity securities during the same periods of 2009, respectively.  The large amount of impairment losses recognized on equity securities during the first six months of 2009 was a result of the severe and prolonged turmoil in the financial markets.  The “other-than-temporary” impairment losses on fixed maturity securities available-for-sale reflect the impairment of two fixed maturity securities during the six months ended June 30, 2010 compared to one fixed maturity security during the same period of 2009.  The “other-than-temporary” impairment loss recognized on fixed maturity securities in the first six months of 2009 resulted from a bankruptcy filing made by Great Lakes Chemical Corporation, now known as Chemtura Corporation.

During the first quarter of 2010, the Company determined that the credit loss component increased for a residential mortgage-backed security that was “other-than-temporarily” impaired during 2009.  This credit loss resulted in an additional $120,539 impairment loss recognized in earnings in the first quarter; however, the fair value of the security partially recovered, resulting in a $99,549 unrealized gain recognized in other comprehensive income at June 30, 2010.  The Company also recognized $83,506 of “other-than-temporary” impairment loss on a second residential mortgage-backed security during the first quarter of 2010 due to management’s intent to sell the security.

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

Three months ended June 30, 2010	Credit losses recognized in earnings

Balance at March 31, 2010	$207,854

Additional increases to the amount related to credit loss for which an "other-than-temporary" impairment loss was previously recognized	-
Balance at June 30, 2010	$207,854

Six months ended June 30, 2010	Credit losses recognized in earnings

Balance at January 1, 2010	$87,315

Additional increases to the amount related to credit loss for which an "other-than-temporary" impairment loss was previously recognized	120,539
Balance at June 30, 2010	$207,854

The Company currently participates in a securities lending program administered by Mellon Bank, N.A. whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time; however, during the fourth quarter of 2009, management decided to discontinue its participation in the securities lending program and as a result, began to unwind the program.  The Company receives a fee for each security loaned out under this program and requires initial collateral equal to 102 percent of the fair value of the loaned securities.  The collateral is primarily cash, but other forms of collateral are occasionally accepted, including letters of credit or U.S. Treasury securities.  The cash collateral is invested in a Delaware business trust that is managed by Mellon Bank.  In this trust, cash collateral funds of the Company are pooled with cash collateral funds of other security lenders administered by Mellon Bank, and these funds are invested in securities with high credit quality standards, maturity restrictions, and liquidity levels consistent with the short-term nature of securities lending transactions.  The acceptable investments include time deposits, commercial paper, floating rate notes, asset-backed floating rate notes, and repurchase agreements.  The earnings from this trust are used, in part, to pay the fee the Company receives for each security loaned under the program.  The Company has a risk of loss associated with the collateral pool if the aggregate fair value of the collateral pool were to decline below the aggregate liability represented by the collateral, assuming all securities loaned and backed by the collateral pool were returned.  The securities on loan to others are segregated from the other invested assets on the Company’s balance sheet.  In accordance with relevant accounting literature, the collateral held by the Company is accounted for as a secured borrowing and is recorded as an asset on the Company’s balance sheet, with a corresponding liability reflecting the Company’s obligation to return this collateral upon the return of the loaned securities.

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

During the second quarter of 2010, the Company repurchased 55,500 shares of its common stock at an average cost of $22.30 per share.  Since the inception of the repurchase program the Company has repurchased 791,633 shares of common stock at a cost of $19,089,800, leaving $5,910,200 available for the repurchase of additional shares.

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

Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling approximately 80 percent of consolidated premiums earned during the first six months of 2010.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.

Reinsurance operations are conducted through EMC Reinsurance Company, and represented approximately 20 percent of consolidated premiums earned during the first six months of 2010.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies (subject to certain limited exceptions).  Effective January 1, 2009, EMC Reinsurance Company began writing a small amount of German assumed reinsurance business on a direct basis (outside the quota share agreement) as a result of regulatory changes in Germany.

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
Form 10-K.

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2010	2009	2010	2009
Property and Casualty Insurance
Premiums earned	$75,837	$76,547	$150,624	$152,629
Losses and settlement expenses	56,797	50,982	100,811	91,827
Acquisition and other expenses	28,641	29,812	58,298	61,292
Underwriting loss	$(9,601)	$(4,247)	$(8,485)	$(490)

Loss and settlement expense ratio	74.9%	66.6%	66.9%	60.2%
Acquisition expense ratio	37.8%	38.9%	38.7%	40.1%
Combined ratio	112.7%	105.5%	105.6%	100.3%

Losses and settlement expenses:
Insured events of current year	$62,927	$58,767	$120,553	$116,451
Decrease in provision for insured events of prior years	(6,130)	(7,785)	(19,742)	(24,624)

Total losses and settlement expenses	$56,797	$50,982	$100,811	$91,827

Catastrophe and storm losses	$13,861	$8,734	$16,225	$12,354

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2010	2009	2010	2009
Reinsurance
Premiums earned	$20,594	$19,551	$38,152	$35,924
Losses and settlement expenses	14,355	14,182	26,384	27,114
Acquisition and other expenses	4,653	3,944	9,581	7,435
Underwriting profit	$1,586	$1,425	$2,187	$1,375

Loss and settlement expense ratio	69.7%	72.5%	69.2%	75.5%
Acquisition expense ratio	22.6%	20.2%	25.1%	20.7%
Combined ratio	92.3%	92.7%	94.3%	96.2%

Losses and settlement expenses:
Insured events of current year	$14,171	$15,832	$34,008	$32,983
Increase (decrease) in provision for insured events of prior years	184	(1,650)	(7,624)	(5,869)

Total losses and settlement expenses	$14,355	$14,182	$26,384	$27,114

Catastrophe and storm losses	$2,723	$1,091	$3,780	$2,559

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2010	2009	2010	2009
Consolidated
REVENUES
Premiums earned	$96,431	$96,098	$188,776	$188,553
Net investment income	12,662	11,173	25,179	23,450
Realized investment gains (losses)	(845)	905	(320)	(7,687)
Other income	220	198	427	351
	108,468	108,374	214,062	204,667
LOSSES AND EXPENSES
Losses and settlement expenses	71,152	65,164	127,195	118,941
Acquisition and other expenses	33,294	33,756	67,879	68,727
Interest expense	225	225	450	450
Other expense	301	338	499	731
	104,972	99,483	196,023	188,849

Income before income tax expense	3,496	8,891	18,039	15,818
Income tax expense	197	1,924	4,862	3,047
Net income	$3,299	$6,967	$13,177	$12,771

Net income per share	$0.25	$0.53	$1.00	$0.96

Loss and settlement expense ratio	73.8%	67.8%	67.4%	63.1%
Acquisition expense ratio	34.5%	35.1%	35.9%	36.4%
Combined ratio	108.3%	102.9%	103.3%	99.5%

Losses and settlement expenses:
Insured events of current year	$77,098	$74,599	$154,561	$149,434
Decrease in provision for insured events of prior years	(5,946)	(9,435)	(27,366)	(30,493)

Total losses and settlement expenses	$71,152	$65,164	$127,195	$118,941

Catastrophe and storm losses	$16,584	$9,825	$20,005	$14,913

The Company reported net income of $3,299,000 ($0.25 per share) for the three months ended June 30, 2010, compared to $6,967,000 ($0.53 per share) for the same period in 2009.  For the six months ended June 30, 2010, net income increased to $13,177,000 ($1.00 per share) from $12,771,000 ($0.96 per share) for the same period in 2009.  The large decline in second quarter net income is primarily due to a significant increase in storm activity throughout the Midwestern and Eastern sections of the country that produced damaging wind, hail and tornadoes.  Net income for the six months ended June 30, 2010 was also negatively impacted by the significant increase in storm losses; however, an increase in net investment income and a decline in the amount of “other-than-temporary” investment impairment losses recognized produced a 3.2 percent increase in net income for the period.

Premiums Earned

Premiums earned increased 0.3 percent and 0.1 percent to $96,431,000 and $188,776,000 for the three months and six months ended June 30, 2010 from $96,098,000 and $188,553,000 for the same periods in 2009. The reinsurance segment was able to increase premium income through the addition of several new reinsurance contracts and increased participation on existing reinsurance business; however, this increase in premium income was mostly offset by a decline in premium income in the property and casualty insurance segment.  While premium rate levels for the property and casualty insurance segment stabilized during 2009, the use of discretionary rate credits has increased, keeping overall premium rate levels flat to slightly lower.  Competition remains very strong in the commercial lines of business; however, moderate rate increases have been implemented in personal lines.  Pricing in the reinsurance marketplace was essentially flat during the first six months of the year.  Management continues to implement commercial lines rate increases where they are warranted, but overall rate levels are not expected to improve until the economy recovers, which is now projected to occur in 2012.

Premiums earned for the property and casualty insurance segment decreased 0.9 percent and 1.3 percent to $75,837,000 and $150,624,000 for the three months and six months ended June 30, 2010 from $76,547,000 and $152,629,000 for the same periods in 2009.  These decreases primarily reflect a decline in earned premium rate levels resulting from rate decreases implemented in 2008 and 2009.  Premium rates are improving somewhat in the personal lines of business, but the commercial lines of business, which account for more than 80 percent of the property and casualty insurance segment’s premiums, remain very competitive.  Overall, the industry has continued to report average rate declines of three to six percent in commercial lines of business depending on policy size and line of business; however, the Company’s average rate decline for commercial lines has been relatively steady at approximately 1.4 percent.  Rate competition in the commercial lines of business is being driven, at least in part, by the weak economy.  Most companies are content to retain their good business at current pricing levels and wait for the economy to improve.  As a result, management expects this level of competition to continue through the year and probably into 2012.  New business premium increased approximately four percent during the first half of 2010 and accounted for approximately 18 percent of net written premiums; however, this increase in premium income was largely offset by a decline in premium income associated with prior years’ rate reductions and policies not retained.  Policy retention rates remained relatively stable at approximately 86 percent, though the personal lines retention rate was somewhat suppressed due to management’s decision in 2009 to exit personal lines business in some regions of the country.  Policy counts increased slightly in both the commercial and personal lines of business during the first half of 2010.

Premiums earned for the reinsurance segment increased 5.3 percent and 6.2 percent to $20,594,000 and $38,152,000 for the three months and six months ended June 30, 2010 from $19,551,000 and $35,924,000 for the same periods in 2009.  These increases are primarily associated with the addition of new facility business during 2010 (includes facultative and property and casualty reinsurance business from small to mid-size insurance companies), as well as new property business in central and eastern Europe.  Due to the mild 2009 hurricane season and a recovery in the reinsurance industry’s capital level, premium rate levels were generally flat for the January 1, 2010 renewal season and through the first six months of 2010.

Losses and settlement expenses

Losses and settlement expenses increased 9.1 percent and 6.9 percent to $71,152,000 and $127,195,000 for the three months and six months ended June 30, 2010 from $65,164,000 and $118,941,000 for the same periods in 2009.  The loss and settlement expense ratio increased to 73.8 percent and 67.4 percent for the three months and six months ended June 30, 2010 from 67.8 percent and 63.1 percent for the same periods in 2009.  Numerous and widespread Midwestern storms had a big impact on second quarter earnings, but the storm losses were not individually significant enough to trigger reinsurance recoveries.  During the second quarter of 2010, six storms generated losses in excess of $1.4 million each, compared to only two such storms in the second quarter of 2009.  Catastrophe and storm losses added 17.2 and 10.6 percentage points to the loss and settlement expense ratio for the three months and six months ended June 30, 2010, respectively.  For comparison, this is 7.0 and 3.5 points higher than the ten-year average ratios of 10.2 and 7.1 percentage points, respectively, for those periods.  The most recently completed actuarial analysis as of March 31, 2010 indicates that the level of reserve adequacy is consistent with other recent evaluations.  From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.

The loss and settlement expense ratio for the property and casualty insurance segment increased to 74.9 percent and 66.9 percent for the three months and six months ended June 30, 2010 from 66.6 percent and 60.2 percent for the same periods in 2009.  These increases are primarily attributed to an increase in catastrophe and storm losses.  Catastrophe and storm losses added 18.3 and 10.8 percentage points to the loss and settlement expense ratio for the three months and six months ended June 30, 2010, respectively.  For comparison, this is 6.9 and 2.7 points higher than the ratios reported in 2009 (11.4 and 8.1 percentage points, respectively).  Many of the claims associated with these storms were in the homeowners’ line of business and were caused by straight-line winds and damaging hail.  Other factors contributing to the increase in the loss and settlement expense ratio include increased claim frequency in commercial property and other liability lines of business, increased severity (including large losses) in the workers’ compensation and personal liability lines of business, as well as previously implemented premium rate level reductions.  The property and casualty insurance segment continued to experience favorable development on prior years’ reserves, though the amounts for the three and six months ended June 30, 2010 declined from the amounts reported in 2009.  In aggregate, the favorable development experienced in 2010 continues to be associated with closed claims.  Included in the amount of favorable development reported for the second quarter of 2010 is $289,000 of favorable development experienced on prior years’ catastrophe and storm loss reserves, compared to $761,000 of favorable development during the second quarter of 2009.  Included in the year-to-date 2010 favorable development amount is $361,000 of adverse development experienced on prior years’ catastrophe and storm loss reserves, compared to $2,136,000 of favorable development during the same period of 2009.

The loss and settlement expense ratio for the reinsurance segment decreased to 69.7 percent and 69.2 percent for the three months and six months ended June 30, 2010 from 72.5 percent and 75.5 percent for the same periods in 2009.  These decreases primarily reflect a decline in large loss activity from the high level experienced in 2009 (an industry-wide occurrence in 2009).  The decrease in the loss and settlement expense ratio for the six months ended June 30, 2010 also reflects a larger amount of favorable development on prior years’ reserves, primarily on accident years 2007 through 2009.  The favorable development reported in 2010 and 2009 is primarily attributed to changes in IBNR reserves during those periods, with the change in 2010 predominantly on property pro rata and catastrophe and casualty excess business.

Acquisition and other expenses

Acquisition and other expenses decreased 1.4 percent and 1.2 percent to $33,294,000 and $67,879,000 for the three months and six months ended June 30, 2010 from $33,756,000 and $68,727,000 for the same periods in 2009.  The acquisition expense ratio decreased to 34.5 percent and 35.9 percent for the three months and six months ended June 30, 2010 from 35.1 percent and 36.4 percent for the same periods in 2009.  These decreases are attributed to the property and casualty insurance segment and primarily reflect a decline in expenses for policyholder dividends, contingent salaries and executive bonuses.  An increase in commission expense in the reinsurance segment partially offset the decrease in expenses experienced in the property and casualty insurance segment.

For the property and casualty insurance segment, the acquisition expense ratio decreased to 37.8 percent and 38.7 percent for the three months and six months ended June 30, 2010 from 38.9 percent and 40.1 percent for the same periods in 2009.  These decreases are primarily attributed to a decline in policyholder dividend expense associated with one of the pool’s larger safety dividend groups due to reduced profitability.  Also contributing to the decrease in the 2010 acquisition expense ratios is a decline in the amounts accrued for contingent salaries and executive bonuses due to the decline in the property and casualty insurance segment’s underwriting results.

For the reinsurance segment, the acquisition expense ratio increased to 22.6 percent and 25.1 percent for the three months and six months ended June 30, 2010 from 20.2 percent and 20.7 percent for the same periods in 2009.  These increases are primarily attributed to an increase in commission expense associated with the new facility business, which carries a higher commission rate than the reinsurance segment’s other business.

Investment results

Net investment income increased 13.3 percent and 7.4 percent to $12,662,000 and $25,179,000 for the three months and six months ended June 30, 2010 from $11,173,000 and $23,450,000 for the same periods in 2009.  These increases are the result of a higher average balance of fixed maturity securities, which reflects the reinvestment of short-term holdings into Build America Bonds and other securities in 2009.

The Company reported a net realized investment loss of $845,000 for the three months ended June 30, 2010 compared to a net realized investment gain of $905,000 for the same period of 2009.  For the first six months of 2010, the Company reported a net realized investment loss of $320,000 compared to $7,687,000 for the first six months of 2009.  The realized investment losses reported for the three months and six months ended June 30, 2010 reflect “other-than-temporary” investment impairment losses recognized during those periods.  During the second quarter of 2010, impairment losses of $1,577,000 were recognized on 14 equity securities.  During the first six months of 2010, impairment losses totaled $1,929,000, which included $1,725,000 on 16 equity securities and $204,000 from the determination of credit losses (all contractual cash flows are not expected to be collected) on two residential mortgage-backed securities.  “Other-than-temporary” investment impairment losses totaled $759,000 in the second quarter and $9,117,000 in the first six months of 2009.  The impairment losses for 2009 include $2,220,000 recognized during the first quarter on a fixed maturity security due to a bankruptcy filing.

For the second quarter of 2010, the Company’s equity portfolio returned negative 11.56 percent, compared to negative 11.43 percent for the S&P 500.  Year-to-date, the equity portfolio outperformed the S&P 500 slightly with a return of negative 5.81 percent compared to negative 6.65 percent.  The current annualized yield on the bond portfolio is 5.12 percent and the effective duration is 5.60 years, which is down from 5.27 percent and 6.12 years at December 31, 2009.

Income tax

Income tax expense was $197,000 and $4,862,000 for the three months and six months ended June 30, 2010 compared to $1,924,000 and $3,047,000 for the same periods in 2009.  The effective tax rates for the three months and six months ended June 30, 2010 were 5.6 percent and 27.0 percent, respectively, compared to 21.6 percent and 19.3 percent for the same periods in 2009.  The fluctuation in the effective tax rates for these periods primarily reflect the changes in pre-tax income earned during these periods relative to the amount of tax-exempt interest income earned.  The effective tax rates for 2010 also reflect tax law changes included in the Patient Protection and Affordable Care Act (H.R. 3590) and the follow-up Health Care and Education Reconciliation Act of 2010 (H.R. 4872) signed into law on March 23, 2010 and March 30, 2010, respectively (the “Acts”).  In accordance with these Acts, beginning in 2013 the Company will no longer be able to claim a tax deduction for drug expenses that are reimbursed under the Medicare Part D retiree drug subsidy program.  Although this tax change does not take effect until 2013, the Company is required to recognize the financial impact in the period in which the Acts were signed.  As a result of the Acts, the Company recognized a decrease in its deferred tax asset of $794,000 during the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had negative cash flows from operations of $3,340,000 during the first six months of 2010 compared to positive cash flows of $5,429,000 during the same period of 2009.  The cash flows during the first six months of 2010 were negatively impacted by large income tax payments made by the Company’s insurance subsidiaries.  Income taxes are initially paid by Employers Mutual and the Company’s insurance subsidiaries reimburse Employers Mutual for their share of the payment through the settlement of quarterly transaction balances.  The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity.  When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies.  In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove insufficient to fund current operating needs.  As of June 30, 2010, the Company did not have any significant variations between the maturity dates of its investments and the expected payments of its loss and settlement expense reserves.

The Company is a holding company whose principal asset is its investment in its insurance subsidiaries.  As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet all obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase program.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2010 without prior regulatory approval is approximately $44,986,000.  The Company received $9,000,000 and $5,000,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $4,729,000 and $4,765,000 in the first six months of 2010 and 2009, respectively.  The excess dividends received from the insurance company subsidiaries were used to partially fund the Company’s $25,000,000 stock repurchase program.  At June 30, 2010, approximately $5,910,000 of the stock repurchase program remains available for the purchase of additional shares, which will necessitate the dividend of additional funds from the insurance company subsidiaries to the holding company.

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

The Company invests for the long term and generally purchases fixed maturity securities intending to hold them to maturity.  Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At June 30, 2010 and December 31, 2009, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $31,501,000 and $17,541,000, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries for corporate and U.S. government-sponsored agency securities.  Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

The majority of the Company’s assets are invested in fixed maturity securities.  These investments provide a substantial amount of investment income that supplements underwriting results and contributes to net earnings.  As these investments mature, or are called, the proceeds are reinvested at current rates, which may be higher or lower than those now being earned; therefore, more or less investment income may be available to contribute to net earnings depending on the interest rate level.  During the second quarter of 2010, interest rates fell significantly, and the Company experienced a high level of call activity on fixed maturity securities.  The proceeds from these called securities have been reinvested at lower yields, which will have a negative impact on future investment income.

The Company currently participates in a securities lending program administered by Mellon Bank, N.A. whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time; however, during the fourth quarter of 2009, management decided to discontinue its participation in the securities lending program and as a result, began to unwind the program.  The Company receives a fee for each security loaned out under this program and requires initial collateral equal to 102 percent of the fair value of the loaned securities.  The collateral is primarily cash, but other forms of collateral are occasionally accepted, including letters of credit or U.S. Treasury securities.  The cash collateral is invested in a Delaware business trust that is managed by Mellon Bank.  In this trust, cash collateral funds of the Company are pooled with cash collateral funds of other security lenders administered by Mellon Bank, and these funds are invested in securities with high credit quality standards, maturity restrictions, and liquidity levels consistent with the short-term nature of securities lending transactions.  The acceptable investments include time deposits, commercial paper, floating rate notes, asset-backed floating rate notes, and repurchase agreements.  The earnings from this trust are used, in part, to pay the fee the Company receives for each security loaned under the program.  The Company has a risk of losses associated with the collateral pool if the aggregate fair value of the collateral pool were to decline below the aggregate liability represented by the collateral, assuming all securities loaned and backed by the collateral pool were returned.  The Company had securities on loan with a fair value of $2,532,000 and $14,493,000 at June 30, 2010 and December 31, 2009, respectively.  Collateral held in connection with these loaned securities totaled $2,612,000 and $14,942,000 at June 30, 2010 and December 31, 2009, respectively.

The Company held $39,000 and $47,000 in minority ownership interests in limited partnerships and limited liability companies at June 30, 2010 and December 31, 2009, respectively.  The Company does not hold any other unregistered securities.

The Company’s cash balance was $260,000 and $279,000 at June 30, 2010 and December 31, 2009, respectively.

During the first six months of 2010, Employers Mutual contributed $1,130,000 to its postretirement benefit plans, and made no contribution to its pension plan.  In connection with the settlement of the second quarter transaction balances, the Company will reimburse Employers Mutual $315,000 for its share of the contribution to the postretirement benefit plans.  In 2010, Employers Mutual expects to make contributions totaling $25,000,000 to the pension plan and $2,750,000 to the postretirement benefit plans.

Employers Mutual contributed $17,000,000 to its pension plan and $2,550,000 to its postretirement benefit plans in 2009.  During the first six months of 2009, Employers Mutual contributed $1,000,000 each to the pension plan and postretirement benefit plans.  The Company reimbursed Employers Mutual $5,204,000 for its share of the 2009 pension contribution ($300,000 in connection with the settlement of the second quarter transaction balances) and $724,000 for its share of the 2009 postretirement benefit plans contribution ($287,000 in connection with the settlement of the second quarter transaction balances).

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance and reinsurance company subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at June 30, 2010.

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

The Company’s total cash and invested assets at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010
($ in thousands)	Amortized Cost	Fair Value	Percent of Total Fair Value	Carrying Value
Fixed maturity securities held-to-maturity	$361	$412	0.1%	$361
Fixed maturity securities available-for-sale	863,274	911,738	86.5	911,738
Equity securities available-for-sale	72,835	85,015	8.1	85,015
Cash	260	260	-	260
Short-term investments	56,267	56,267	5.3	56,267
Other long-term investments	39	39	-	39
	$993,036	$1,053,731	100.0%	$1,053,680

	December 31, 2009
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities held-to-maturity	$410	$461	0.1%	$410
Fixed maturity securities available-for-sale	872,195	899,181	86.0	899,181
Equity securities available-for-sale	73,115	90,190	8.6	90,190
Cash	279	279	-	279
Short-term investments	55,390	55,390	5.3	55,390
Other long-term investments	47	47	-	47
	$1,001,436	$1,045,548	100.0%	$1,045,497

The amortized cost and estimated fair value of fixed maturity and equity securities at June 30, 2010 were as follows:

($ in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$361	$51	$-	$412
Total securities held-to-maturity	$361	$51	$-	$412

Securities available-for-sale:
Fixed maturity securities:
US treasury	$4,743	$164	$-	$4,907
US government-sponsored agencies	125,668	3,246	-	128,914
Obligations of states and political subdivisions	387,932	18,967	1,276	405,623
Commercial mortgage-backed	82,536	10,505	-	93,041
Residential mortgage-backed	26,672	1,472	348	27,796
Other asset-backed	8,861	1,151	1	10,011
Corporate	226,862	14,781	197	241,446
Total fixed maturity securities	863,274	50,286	1,822	911,738

Equity securities:
Common stocks:
Financial services	7,622	2,332	123	9,831
Information technology	12,917	3,834	235	16,516
Healthcare	8,194	2,559	155	10,598
Consumer staples	5,651	1,120	66	6,705
Consumer discretionary	7,797	2,372	156	10,013
Energy	6,655	1,034	247	7,442
Industrials	7,079	633	137	7,575
Other	7,420	790	269	7,941
Non-redeemable preferred stocks	9,500	46	1,152	8,394
Total equity securities	72,835	14,720	2,540	85,015
Total securities available-for-sale	$936,109	$65,006	$4,362	$996,753

The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual at an interest rate of 3.60 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the Boards of Directors of the Company and Employers Mutual every five years.  Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $450,000 during the first six months of both 2010 and 2009.  At December 31, 2009, the Company’s property and casualty insurance subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2009.

As of June 30, 2010, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations

The Company recorded “other-than-temporary” investment impairment losses totaling $1,577,000 on 14 equity securities during the second quarter of 2010, compared to $759,000 on four equity securities during the second quarter of 2009.  For the six months ended June 30, 2010, the Company recognized “other-than-temporary” investment impairment losses totaling $1,929,000 on 16 equity securities and two residential mortgage-backed securities, compared to $9,117,000 on 28 equity securities and one fixed maturity security during the first half of 2009.  The impairment loss on the fixed maturity security in 2009 ($2,220,000) was attributed to a bankruptcy filing made by Great Lakes Chemical Corporation, now known as Chemtura Corporation.  The impairment losses on the equity securities during 2009 were reflective of the severe and prolonged turmoil in the financial markets.

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

At June 30, 2010, the Company had unrealized losses on available-for-sale securities as presented in the table below.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities.  Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at June 30, 2010.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $2,835,000 net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of June 30, 2010.

June 30, 2010	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
Obligations of states and political subdivisions	$26,891	$854	$6,507	$422	$33,398	$1,276
Residential mortgage-backed	2,591	56	4,253	292	6,844	348
Other asset-backed	493	1	-	-	493	1
Corporate	17,460	99	9,813	98	27,273	197
Total, fixed maturity securities	47,435	1,010	20,573	812	68,008	1,822

Equity securities:
Common stocks:
Financial services	1,913	123	-	-	1,913	123
Information technology	902	235	-	-	902	235
Healthcare	2,298	155	-	-	2,298	155
Consumer staples	1,202	66	-	-	1,202	66
Consumer discretionary	2,245	156	-	-	2,245	156
Energy	1,724	247	-	-	1,724	247
Industrials	1,866	137	-	-	1,866	137
Other	2,776	269	-	-	2,776	269
Non-redeemable preferred stocks	1,992	9	3,856	1,143	5,848	1,152
Total, equity securities	16,918	1,397	3,856	1,143	20,774	2,540
Total temporarily impaired securities	$64,353	$2,407	$24,429	$1,955	$88,782	$4,362

All non-investment grade fixed maturity securities held at June 30, 2010 (American Airlines, Weyerhaeuser Company and ten residential mortgage-backed securities) had an aggregate unrealized loss of $348,000.  The Company does not purchase non-investment grade securities.  Any non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase.  At June 30, 2010, only six of the residential mortgage-backed securities had unrealized losses.  These securities were part of a 2008 investment strategy that targeted high-quality residential mortgage-backed securities.

Following is a schedule of gross realized losses recognized in the first half of 2010 from the sale of securities and from “other-than-temporary” investment impairments.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.  This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc.

	Six months ended June 30, 2010
	Realized losses from sales			"Other- than- temporary" impairment losses	Total gross realized losses
($ in thousands)	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$-	$-	$-	$-	$-
Over three months to six months	-	-	-	-	-
Over six months to nine months	-	-	-	-	-
Over nine months to twelve months	-	-	-	-	-
Over twelve months	-	-	-	204	204
	-	-	-	204	204
Equity securities:
Three months or less	5,805	5,336	469	1,631	2,100
Over three months to six months	46	37	9	94	103
Over six months to nine months	-	-	-	-	-
Over nine months to twelve months	-	-	-	-	-
Over twelve months	-	-	-	-	-
	5,851	5,373	478	1,725	2,203
	$5,851	$5,373	$478	$1,929	$2,407

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All lease costs are included as expenses under the pooling agreement, after allocation of a portion of the expenses to the subsidiaries that do not participate in the pooling agreement.  The Company’s contractual obligations as of June 30, 2010 did not change materially from those presented in the Company’s 2009 Form 10-K.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $1,267,000 and $1,236,000 and related premium tax offsets of $1,301,000 and $692,000 have been accrued as of June 30, 2010 and December 31, 2009, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ a worker with a pre-existing disability.  Estimated second-injury fund assessments of $1,492,000 and $1,709,000 have been accrued as of June 30, 2010 and December 31, 2009, respectively.  The second injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.

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

NEW ACCOUNTING GUIDANCE

In January 2010, the Financial Accounting Standards Board (FASB) updated its guidance related to the Fair Value Measurements and Disclosures Topic 820 of the FASB Accounting Standards CodificationTM (ASC) to require additional disclosures regarding transfers in and out of fair value measurement Levels 1 and 2, the display of Level 3 activity on a gross basis (rather than net), fair value measurement disclosures for each class of assets and liabilities (rather than by line item within the statement of financial position), and additional disclosures about inputs and valuation techniques.  This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for fiscal years (and interim periods of those fiscal years) beginning after December 15, 2010.  Adoption of this guidance had no effect on the consolidated financial position or operating results of the Company.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended June 30, 2010:

Period	(a) Total number of shares (or units) purchased		(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs		(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2 & 3)

4/1/10 - 4/30/10	5,298	(1)	$22.64	-	(2)	$11,638,663

5/1/10 - 5/31/10	19	(1)	23.62	-	(2)	11,638,663

6/1/10 - 6/30/10	56,918	(1)	22.30	55,500	(2)	10,400,761

Total	62,235		$22.33	55,500

(1)
Included in these amounts are 6, 19 and 1,418 shares purchased in the open market in April, May and June, respectively, to fulfill the Company’s obligations under its dividend reinvestment and common stock purchase plan.  5,292 shares were purchased in the open market during April under Employers Mutual Casualty Company’s employee stock purchase plan.

(2)
On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program and on October 31, 2008, announced an extension of the program, authorizing an additional $10,000,000.  This purchase program was effective immediately and does not have an expiration date.  A total of $5,910,200 remains available in this plan for the purchase of additional shares.

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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2010.

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

______________________________________
* Filed herewith