Form 10-Q
period 2010-09-30
EMC INSURANCE GROUP INC
filed 2010-11-08
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒
Non accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010
Common stock, $1.00 par value	12,917,410

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost (fair value $398,488 and $460,877)	$352,655	$410,005
Securities available-for-sale, at fair value (amortized cost $884,407,173 and $858,129,177)	949,935,129	884,688,114
Fixed maturity securities on loan:
Securities available-for-sale, at fair value (amortized cost $786,221 and $14,065,597)	850,909	14,492,872
Equity securities available-for-sale, at fair value (cost $74,048,368 and $73,114,920)	92,443,462	90,189,979
Other long-term investments, at cost	34,917	47,083
Short-term investments, at cost	46,017,719	55,390,096
Total investments	1,089,634,791	1,045,218,149

Cash	357,300	278,534
Reinsurance receivables due from affiliate	32,386,659	30,544,558
Prepaid reinsurance premiums due from affiliate	9,699,324	5,112,386
Deferred policy acquisition costs (all affiliated)	41,214,399	36,650,628
Amounts due from affiliate to settle quarterly transaction balances	9,409,595	-
Accrued investment income	11,730,474	11,082,132
Accounts receivable	2,341,292	1,611,740
Income taxes recoverable	2,530,044	-
Deferred income taxes	144,853	15,044,357
Goodwill	941,586	941,586
Securities lending collateral	891,738	14,941,880
Other assets (affiliated $3,541,432 and $2,058,189)	3,680,553	4,361,843
Total assets	$1,204,962,608	$1,165,787,793

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2010	2009
LIABILITIES
Losses and settlement expenses (affiliated $564,358,163 and $553,787,770)	$567,249,077	$556,151,577
Unearned premiums due to affiliate	183,185,885	159,486,096
Other policyholders' funds due to affilate	7,503,467	7,918,665
Surplus notes payable to affiliate	25,000,000	25,000,000
Amounts due affiliate to settle quarterly transaction balances	-	13,488,724
Employee retirement benefits payable to affiliate	21,107,292	18,176,720
Income taxes payable	-	5,488,760
Securities lending obligation	891,738	14,941,880
Other liabilities (affiliated $15,735,057 and $20,335,197)	21,953,035	22,717,686
Total liabilities	826,890,494	823,370,108

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 12,911,410 shares in 2010 and 13,114,481 shares in 2009	12,911,410	13,114,481
Additional paid-in capital	88,581,022	92,804,282
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on fixed maturity securities with "other-than-temporary" impairments	73,549	(104,847)
Other net unrealized gains	54,518,480	28,744,673
Employee retirement benefits payable to affiliate	(12,036,039)	(12,587,484)
Total accumulated other comprehensive income	42,555,990	16,052,342
Retained earnings	234,023,692	220,446,580
Total stockholders' equity	378,072,114	342,417,685
Total liabilities and stockholders' equity	$1,204,962,608	$1,165,787,793

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,
	2010	2009
REVENUES
Premiums earned (affiliated $96,134,999 and $95,195,148)	$97,284,237	$96,732,817
Investment income, net	12,235,007	11,804,810
Net realized investment gains, excluding impairment losses on available-for-sale securities	2,116,249	3,531,873
Total "other-than-temporary" impairment losses on available-for-sale securities	(366,319)	(610,563)
Net realized investment gains	1,749,930	2,921,310
Other income (all affiliated)	229,520	224,191
	111,498,694	111,683,128
LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $67,706,628 and $71,193,945)	67,572,519	72,276,245
Dividends to policyholders (all affiliated)	1,905,231	1,517,886
Amortization of deferred policy acquisition costs (affiliated $21,306,350 and $20,066,798)	21,590,581	20,446,161
Other underwriting expenses (all affiliated)	9,422,956	9,497,185
Interest expense (all affiliated)	225,000	225,000
Other expense (affiliated $810,159 and $1,239,318)	965,956	1,249,722
	101,682,243	105,212,199
Income before income tax expense	9,816,451	6,470,929

INCOME TAX EXPENSE
Current	2,055,285	71,457
Deferred	302,591	1,348,697
	2,357,876	1,420,154
Net income	$7,458,575	$5,050,775

Net income per common share
-basic and diluted	$0.57	$0.38

Dividend per common share	$0.18	$0.18

Average number of common shares outstanding
-basic and diluted	12,979,372	13,229,225

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine months ended September 30,
	2010	2009
REVENUES
Premiums earned (affiliated $282,671,314 and $283,705,370)	$286,060,414	$285,285,371
Investment income, net	37,414,018	35,254,663
Net realized investment gains, excluding impairment losses on available-for-sale securities	3,724,710	4,961,286
Total "other-than-temporary" impairment losses on available-for-sale securities	(2,174,873)	(9,727,119)
Portion of impairment losses on fixed maturity available-for-sale securities recognized in other comprehensive income (before taxes)	(120,539)	-
Net impairment losses on available-for-sale securities	(2,295,412)	(9,727,119)
Net realized investment gains (losses)	1,429,298	(4,765,833)
Other income (all affiliated)	656,567	575,449
	325,560,297	316,349,650
LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $193,367,014 and $190,134,810)	194,767,211	191,217,110
Dividends to policyholders (all affiliated)	5,778,317	7,273,968
Amortization of deferred policy acquisition costs (affiliated $65,181,923 and $63,598,194)	66,096,981	63,979,022
Other underwriting expenses (affiliated $28,973,059 and $28,934,786)	28,922,785	28,934,786
Interest expense (all affiliated)	675,000	675,000
Other expense (affiliated $1,498,705 and $1,970,472)	1,464,866	1,980,876
	297,705,160	294,060,762
Income before income tax expense (benefit)	27,855,137	22,288,888

INCOME TAX EXPENSE (BENEFIT)
Current	6,591,688	6,498,841
Deferred	628,309	(2,031,723)
	7,219,997	4,467,118
Net income	$20,635,140	$17,821,770

Net income per common share
-basic and diluted	$1.58	$1.35

Dividend per common share	$0.54	$0.54

Average number of common shares outstanding
-basic and diluted	13,077,450	13,238,296

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,
	2010	2009

Net income	$7,458,575	$5,050,775

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains on investment securities, net of deferred income tax expense of $8,763,683 and $14,966,145	16,275,411	27,794,265

Reclassification adjustment for realized investment gains included in net income, net of income tax expense of $612,476 and $1,022,459	(1,137,454)	(1,898,851)

Change in unrealized holding gains on fixed maturity securities with "other-than-temporary" impairment, net of deferred income tax expense of $19,030 and $0	35,338	-

Adjustment associated with affiliate's retirement benefit plans, net of deferred income tax expense of $98,477 and $61,842:
Net actuarial loss	260,933	192,875
Prior service credit	(78,040)	(78,035)
	182,893	114,840

Other comprehensive income	15,356,188	26,010,254

Total comprehensive income	$22,814,763	$31,061,029

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Nine months ended September 30,
	2010	2009

Net income	$20,635,140	$17,821,770

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains on investment securities, net of deferred income tax expense of $14,420,647 and $21,116,237	26,781,201	39,215,868

Reclassification adjustment for realized investment (gains) losses included in net income, net of income tax (expense) benefit of ($542,443) and $1,668,042	(1,007,394)	3,097,791

Change in unrealized holding gains on fixed maturity securities with "other-than-temporary" impairment, net of deferred income tax expense of $53,872 and $0	100,045	-

Reclassification adjustment for realized investment losses from fixed maturity securities with "other-than-temporary" impairment included in net income, net of income tax benefit of $42,188 and $0	78,351	-

Adjustment associated with affiliate's retirement benefit plans, net of deferred income tax expense of $296,931 and $321,582:
Net actuarial loss	785,569	831,313
Prior service credit	(234,124)	(234,097)
	551,445	597,216

Other comprehensive income	26,503,648	42,910,875

Total comprehensive income	$47,138,788	$60,732,645

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,635,140	$17,821,770

Adjustment to reconcile net income to net cash provided by operating activities:
Losses and settlement expenses (affiliated $10,570,393 and ($6,688,172))	11,097,500	(5,599,269)
Unearned premiums (affiliated $23,699,789 and $19,887,760)	23,699,789	19,893,925
Other policyholders' funds due to affilitate	(415,198)	1,015,288
Amounts due to affiliate to settle quarterly transaction balances	(22,898,319)	(35,295,071)
Employee retirement benefits payable to affiliate	3,778,948	3,316,122
Reinsurance receivables due from affiliate	(1,842,101)	3,839,800
Prepaid reinsurance premiums due from affiliate	(4,586,938)	(1,141,863)
Commission payable (affiliated ($1,635,680) and ($2,306,302))	(1,594,362)	(2,306,302)
Interest payable to affiliate	(225,000)	(214,375)
Prepaid assets due from affiliate	(1,473,248)	(1,043,943)
Deferred policy acquisition costs (affiliated ($4,563,771) and ($5,130,681))	(4,563,771)	(5,131,873)
Stock-based compensation payable to affiliate	112,054	259,223
Accrued investment income	(648,342)	1,048,721
Accrued income tax:
Current	(8,018,462)	8,245,771
Deferred	628,309	(2,031,723)
Realized investment (gains) losses	(1,429,298)	4,765,833
Accounts receivable	(729,552)	(1,168,544)
Amortization of premium/discount on fixed maturity securities	(802,570)	(430,982)
Other, net (affiliated ($2,749,455) and $3,016,606)	(2,819,580)	3,016,606
	(12,730,141)	(8,962,656)
Net cash provided by operating activities	$7,904,999	$8,859,114

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities held-to-maturity	$57,734	$78,542
Purchases of fixed maturity securities available-for-sale	(149,067,364)	(297,417,060)
Disposals of fixed maturity securities available-for-sale	143,105,230	295,233,876
Purchases of equity securities available-for-sale	(28,260,083)	(45,890,346)
Disposals of equity securities available-for-sale	28,550,120	44,362,307
Disposals of other long-term investments	12,166	14,142
Net disposals of short-term investments	9,372,377	3,671,617
Net cash provided by investing activities	3,770,180	53,078

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affilate's stock option plans	755,705	181,434
Excess tax benefit associated with affilate's stock option plans	342	-
Repurchase of common stock	(5,294,432)	(1,814,573)
Dividends paid to stockholders (affiliated ($4,237,840) and ($4,237,840))	(7,058,028)	(7,146,681)
Net cash used in financing activities	(11,596,413)	(8,779,820)

NET INCREASE IN CASH	78,766	132,372
Cash at the beginning of the year	278,534	182,538

Cash at the end of the period	$357,300	$314,910

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

EMC Insurance Group Inc., a 61 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance.  Both commercial and personal lines of insurance are written, with a focus on medium-sized commercial accounts.  The term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.

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

2.           NEW ACCOUNTING GUIDANCE

In October 2010, the Financial Accounting Standards Board (FASB) updated its guidance related to the Insurance Topic 944 of the FASB Accounting Standards CodificationTM (ASC) to clarify which costs associated with the acquisition of insurance contracts that should be capitalized and deferred for recognition during the coverage period.  This guidance specifies that only costs that are incremental or directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost.  Currently, industry practice is such that deferred costs typically also include costs relating to unsuccessful insurance contract acquisitions.  This guidance is effective for annual reporting periods (and interim reporting periods of those annual reporting periods) beginning on or after December 15, 2011, and may be adopted prospectively or retrospectively.  Adoption of this guidance will have an impact on the consolidated financial position and operating results of the Company since certain costs associated with contract acquisition that are currently deferred will not likely meet the criteria for deferral under the new guidance.  The Company has not yet established an estimate of the impact this statement will have on its financial statements.

In July 2010, the FASB updated its guidance related to the Receivables Topic 310 of the ASC to require additional disclosures regarding credit risk exposures and the allowance for credit losses, as well as a description of the accounting policies and methodology used to estimate the liability for off-balance-sheet credit exposures and related charges.  Additional disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010, and disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Adoption of this guidance will result in some additional disclosure, but will have no effect on the consolidated financial position or operating results of the Company.

In January 2010, the FASB updated its guidance related to the Fair Value Measurements and Disclosures Topic 820 of the ASC to require additional disclosures regarding transfers in and out of fair value measurement Levels 1 and 2, the display of Level 3 activity on a gross basis (rather than net), fair value measurement disclosures for each class of assets and liabilities (rather than by line item within the statement of financial position), and additional disclosures about inputs and valuation techniques.  This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for fiscal years (and interim periods of those fiscal years) beginning after December 15, 2010.  Adoption of this guidance had no effect on the consolidated financial position or operating results of the Company.

In May 2009, the FASB updated its guidance related to the Subsequent Events Topic 855 of the ASC (issued as Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events”), which sets forth the period after the balance sheet date during which management shall evaluate events or transactions for potential recognition or disclosure, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date, and disclosures to make about events or transactions that occur after the balance sheet date.  This guidance was effective for interim and annual reporting periods ending after June 15, 2009.  In February 2010, the FASB updated its guidance related to the Subsequent Events Topic 855 to remove the requirement to disclose the date through which subsequent events were evaluated for Securities and Exchange Commission filers.  This updated guidance was effective immediately.  Adoption of this updated guidance had no effect on the consolidated financial position or operating results of the Company.

3.	REINSURANCE

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months and nine months ended September 30, 2010 and 2009 is presented below.

	Three months ended September 30, 2010
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$81,394,172	$-	$81,394,172
Assumed from nonaffiliates	479,401	28,820,228	29,299,629
Assumed from affiliates	99,302,343	-	99,302,343
Ceded to nonaffiliates	(6,764,258)	(7,479,832)	(14,244,090)
Ceded to affiliates	(81,394,172)	-	(81,394,172)
Net premiums written	$93,017,486	$21,340,396	$114,357,882

Premiums earned
Direct	$63,131,881	$-	$63,131,881
Assumed from nonaffiliates	468,565	26,962,298	27,430,863
Assumed from affiliates	82,236,907	-	82,236,907
Ceded to nonaffiliates	(5,731,160)	(6,652,373)	(12,383,533)
Ceded to affiliates	(63,131,881)	-	(63,131,881)
Net premiums earned	$76,974,312	$20,309,925	$97,284,237

Losses and settlement expenses incurred
Direct	$49,032,278	$-	$49,032,278
Assumed from nonaffiliates	415,104	14,627,067	15,042,171
Assumed from affiliates	56,912,799	226,058	57,138,857
Ceded to nonaffiliates	(890,982)	(3,717,527)	(4,608,509)
Ceded to affiliates	(49,032,278)	-	(49,032,278)
Net losses and settlement expenses incurred	$56,436,921	$11,135,598	$67,572,519

	Three months ended September 30, 2009
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$80,465,984	$-	$80,465,984
Assumed from nonaffiliates	610,620	19,984,276	20,594,896
Assumed from affiliates	103,137,225	-	103,137,225
Ceded to nonaffiliates	(6,713,237)	(541,425)	(7,254,662)
Ceded to affiliates	(80,465,984)	-	(80,465,984)
Net premiums written	$97,034,608	$19,442,851	$116,477,459

Premiums earned
Direct	$58,721,350	$-	$58,721,350
Assumed from nonaffiliates	584,469	19,378,229	19,962,698
Assumed from affiliates	83,084,587	-	83,084,587
Ceded to nonaffiliates	(5,739,229)	(575,239)	(6,314,468)
Ceded to affiliates	(58,721,350)	-	(58,721,350)
Net premiums earned	$77,929,827	$18,802,990	$96,732,817

Losses and settlement expenses incurred
Direct	$44,016,784	$-	$44,016,784
Assumed from nonaffiliates	173,206	14,473,800	14,647,006
Assumed from affiliates	58,233,986	204,663	58,438,649
Ceded to nonaffiliates	(401,189)	(408,221)	(809,410)
Ceded to affiliates	(44,016,784)	-	(44,016,784)
Net losses and settlement expenses incurred	$58,006,003	$14,270,242	$72,276,245

	Nine months ended September 30, 2010
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$204,537,723	$-	$204,537,723
Assumed from nonaffiliates	1,538,687	79,832,753	81,371,440
Assumed from affiliates	263,962,168	-	263,962,168
Ceded to nonaffiliates	(17,908,066)	(20,692,109)	(38,600,175)
Ceded to affiliates	(204,537,723)	-	(204,537,723)
Net premiums written	$247,592,789	$59,140,644	$306,733,433

Premiums earned
Direct	$183,888,408	$-	$183,888,408
Assumed from nonaffiliates	1,587,343	75,391,944	76,979,287
Assumed from affiliates	243,094,381	-	243,094,381
Ceded to nonaffiliates	(17,083,150)	(16,930,104)	(34,013,254)
Ceded to affiliates	(183,888,408)	-	(183,888,408)
Net premiums earned	$227,598,574	$58,461,840	$286,060,414

Losses and settlement expenses incurred
Direct	$128,610,391	$-	$128,610,391
Assumed from nonaffiliates	1,456,825	44,733,410	46,190,235
Assumed from affiliates	160,005,878	585,975	160,591,853
Ceded to nonaffiliates	(4,214,468)	(7,800,409)	(12,014,877)
Ceded to affiliates	(128,610,391)	-	(128,610,391)
Net losses and settlement expenses incurred	$157,248,235	$37,518,976	$194,767,211

	Nine months ended September 30, 2009
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$193,427,053	$-	$193,427,053
Assumed from nonaffiliates	1,816,110	56,450,182	58,266,292
Assumed from affiliates	265,719,799	-	265,719,799
Ceded to nonaffiliates	(17,914,843)	(1,486,457)	(19,401,300)
Ceded to affiliates	(193,427,053)	-	(193,427,053)
Net premiums written	$249,621,066	$54,963,725	$304,584,791

Premiums earned
Direct	$170,734,207	$-	$170,734,207
Assumed from nonaffiliates	1,891,320	56,272,431	58,163,751
Assumed from affiliates	245,867,355	-	245,867,355
Ceded to nonaffiliates	(17,200,516)	(1,545,219)	(18,745,735)
Ceded to affiliates	(170,734,207)	-	(170,734,207)
Net premiums earned	$230,558,159	$54,727,212	$285,285,371

Losses and settlement expenses incurred
Direct	$117,678,427	$-	$117,678,427
Assumed from nonaffiliates	1,069,640	42,491,675	43,561,315
Assumed from affiliates	152,570,235	528,834	153,099,069
Ceded to nonaffiliates	(3,806,679)	(1,636,595)	(5,443,274)
Ceded to affiliates	(117,678,427)	-	(117,678,427)

Net losses and settlement expenses incurred	$149,833,196	$41,383,914	$191,217,110

Individual lines in the above tables are defined as follows:
•	“Direct” represents policies issued by the property and casualty insurance subsidiaries.
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

Summarized financial information for the Company’s segments is as follows:

Three months ended September 30, 2010	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$76,974,312	$20,309,925	$-	$97,284,237

Underwriting profit (loss)	(6,811,922)	3,604,872	-	(3,207,050)
Net investment income	9,111,308	3,123,829	(130)	12,235,007
Realized investment gains	1,340,740	409,190	-	1,749,930
Other income	229,520	-	-	229,520
Interest expense	225,000	-	-	225,000
Other expenses	206,750	416,176	343,030	965,956
Income (loss) before income tax expense (benefit)	$3,437,896	$6,721,715	$(343,160)	$9,816,451

Three months ended September 30, 2009	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$77,929,827	$18,802,990	$-	$96,732,817

Underwriting profit (loss)	(7,232,037)	227,377	-	(7,004,660)
Net investment income	8,781,681	3,022,390	739	11,804,810
Realized investment gains	2,030,639	890,671	-	2,921,310
Other income	224,191	-	-	224,191
Interest expense	225,000	-	-	225,000
Other expenses	208,518	728,520	312,684	1,249,722
Income (loss) before income tax expense (benefit)	$3,370,956	$3,411,918	$(311,945)	$6,470,929

Nine months ended September 30, 2010	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$227,598,574	$58,461,840	$-	$286,060,414

Underwriting profit (loss)	(15,297,098)	5,792,218	-	(9,504,880)
Net investment income	27,997,409	9,422,006	(5,397)	37,414,018
Realized investment gains	1,134,882	294,416	-	1,429,298
Other income	656,567	-	-	656,567
Interest expense	675,000	-	-	675,000
Other expenses	633,558	(237,116)	1,068,424	1,464,866
Income (loss) before income tax expense (benefit)	$13,183,202	$15,745,756	$(1,073,821)	$27,855,137

Assets	$897,317,659	$306,157,977	$378,299,302	$1,581,774,938
Eliminations	-	-	(374,106,667)	(374,106,667)
Reclassifications	-	(2,705,663)	-	(2,705,663)
Net assets	$897,317,659	$303,452,314	$4,192,635	$1,204,962,608

Nine months ended September 30, 2009	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$230,558,159	$54,727,212	$-	$285,285,371

Underwriting profit (loss)	(7,722,721)	1,603,206	-	(6,119,515)
Net investment income	26,334,016	8,905,851	14,796	35,254,663
Realized investment losses	(3,060,164)	(1,705,669)	-	(4,765,833)
Other income	575,449	-	-	575,449
Interest expense	675,000	-	-	675,000
Other expenses	614,847	335,396	1,030,633	1,980,876
Income (loss) before income tax expense (benefit)	$14,836,733	$8,467,992	$(1,015,837)	$22,288,888

Year ended December 31, 2009
Assets	$883,361,416	$280,261,990	$342,901,891	$1,506,525,297
Eliminations	-	-	(340,269,959)	(340,269,959)
Reclassifications	-	-	(467,545)	(467,545)
Net assets	$883,361,416	$280,261,990	$2,164,387	$1,165,787,793

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three months and nine months ended September 30, 2010 and 2009, by line of business.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Property and casualty insurance segment
Commercial lines:
Automobile	$16,499,022	$16,606,480	$49,231,303	$49,346,767
Property	16,508,912	15,829,437	48,756,488	46,199,490
Workers' compensation	15,786,454	16,232,149	47,197,686	48,878,685
Liability	14,691,512	16,151,997	43,520,587	47,681,608
Other	2,069,367	2,218,138	6,297,880	6,611,669
Total commercial lines	65,555,267	67,038,201	195,003,944	198,718,219

Personal lines:
Automobile	6,472,251	6,000,770	18,961,331	17,441,006
Property	4,811,642	4,742,075	13,228,322	13,962,345
Liability	135,152	148,781	404,977	436,589
Total personal lines	11,419,045	10,891,626	32,594,630	31,839,940
Total property and casualty insurance	$76,974,312	$77,929,827	$227,598,574	$230,558,159

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$1,728,524	$1,764,226	$5,380,181	$5,271,033
Property	3,287,102	4,826,268	10,012,201	14,285,259
Marine/Aviation	292,139	183,166	593,626	437,143
Casualty	336,666	436,028	847,567	1,065,608
Crop	333,555	125,759	911,126	313,250
Total pro rata reinsurance	5,977,986	7,335,447	17,744,701	21,372,293

Excess-of-loss reinsurance:
Property	11,743,929	8,993,651	32,662,649	25,955,780
Casualty	2,597,033	2,476,694	8,060,652	7,414,330
Surety	(9,023)	(2,802)	(6,162)	(15,191)
Total excess-of-loss reinsurance	14,331,939	11,467,543	40,717,139	33,354,919
Total reinsurance	$20,309,925	$18,802,990	$58,461,840	$54,727,212

Consolidated	$97,284,237	$96,732,817	$286,060,414	$285,285,371

5.	INCOME TAXES

The actual income tax expense for the three months and nine months ended September 30, 2010 and 2009 differed from the “expected” income tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Computed "expected" income tax expense	$3,435,758	$2,264,825	$9,749,298	$7,801,111
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(1,221,533)	(1,281,998)	(3,718,265)	(3,855,908)
Dividends received deduction	(122,858)	(120,348)	(344,326)	(369,217)
Proration of tax-exempt interest and dividends received deduction	201,659	210,352	609,389	633,769
Elimination of deduction for Medicare Part D retiree drug subsidy	-	-	794,383	-
Other, net	64,850	347,323	129,518	257,363
Income tax expense	$2,357,876	$1,420,154	$7,219,997	$4,467,118

As a result of the Patient Protection and Affordable Care Act (H.R. 3590) and the follow-up Health Care and Education Reconciliation Act of 2010 (H.R. 4872) signed into law on March 23, 2010 and March 30, 2010, respectively (the “Acts”), beginning in 2013 the Company will no longer be able to claim a tax deduction for drug expenses that are reimbursed under the Medicare Part D retiree drug subsidy program.  Although this tax change does not take effect until 2013, the Company is required to recognize the financial impact of this tax change in the period in which the Acts were signed.  As a result of the Acts, the Company recognized a decrease in its deferred tax asset of $794,383 during the first quarter of 2010.

The Company had no provision for uncertain tax positions at September 30, 2010 or December 31, 2009.  The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during the three months or nine months September 30, 2010 or 2009.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files a U.S. federal tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005.

6.	EMPLOYEE RETIREMENT PLANS

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Pension plans:
Service cost	$2,316,334	$2,819,908	$8,038,274	$7,415,220
Interest cost	2,475,369	2,203,152	7,471,895	7,341,974
Expected return on plan assets	(3,169,247)	(2,279,132)	(9,507,743)	(7,240,600)
Amortization of net actuarial loss	994,174	926,143	2,996,742	4,074,275
Amortization of prior service costs	113,020	113,075	339,060	339,223
Net periodic pension benefit cost	$2,729,650	$3,783,146	$9,338,228	$11,930,092

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Postretirement benefit plans:
Service cost	$982,900	$692,870	$2,948,700	$2,078,610
Interest cost	1,383,440	1,070,393	4,150,320	3,211,178
Expected return on plan assets	(738,123)	(603,005)	(2,214,367)	(1,809,016)
Amortization of net actuarial loss	337,737	24,514	1,013,211	73,542
Amortization of prior service credit	(532,814)	(532,814)	(1,598,442)	(1,598,442)
Net periodic postretirement benefit cost	$1,433,140	$651,958	$4,299,422	$1,955,872

Net periodic pension benefit cost allocated to the Company amounted to $845,049 and $1,162,990 for the three months and $2,879,931 and $3,663,171 for the nine months ended September 30, 2010 and 2009, respectively.  Net periodic postretirement benefit cost allocated to the Company amounted to $409,930 and $183,242 for the three months and $1,229,796 and $549,728 for the nine months ended September 30, 2010 and 2009, respectively.

Employers Mutual plans to contribute approximately $25,000,000 to the pension plan and approximately $2,750,000 to the Voluntary Employee Beneficiary Association (VEBA) trust in 2010.  As of September 30, 2010, Employers Mutual has not made a contribution to the pension plan and has contributed $1,130,000 to the postretirement benefit plan’s VEBA trust.

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

The Company recognized compensation expense from these plans of $27,978 ($23,844 net of tax) and $63,075 ($54,203 net of tax) for the three months and $112,054 ($91,374 net of tax) and $259,223 ($209,252 net of tax) for the nine months ended September 30, 2010 and 2009, respectively.  No compensation expense was recognized during the three months or nine months ended September 30, 2010 and 2009 related to a separate stock appreciation rights agreement that is accounted for as a liability-classified award because the fair value of the award did not exceed the floor contained in the agreement.  During the three months ended March 31, 2010, 216,976 non-qualified stock options were granted under the 2007 Plan to eligible participants at a price of $20.675.  During the three months ended June 30, 2010, 2,500 non-qualified stock options were granted under the 2007 Plan to an eligible participant at a price of $24.375.  During the nine months ended September 30, 2010, 58,719 options were exercised under the plans at prices ranging from $9.25 to $19.35.

The weighted average fair value of options granted during the nine months ended September 30, 2010 and 2009 amounted to $1.77 and $2.30, respectively.  The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes-Merton option-pricing model and the following assumptions:

	Nine months ended September 30,
	2010	2009
Weighted-average dividend yield	3.47%	3.82%
Expected volatility	16.7% - 23.6%	22.7% - 43.8%
Weighted-average volatility	19.17%	35.24%
Risk-free interest rate	0.16% - 2.99%	0.38% - 2.81%
Expected term (years)	0.25 - 6.30	0.25 - 6.30

The expected term of the options granted in 2010 was estimated using historical data that were adjusted to remove the effect of option exercises prior to the normal vesting period due to the retirement of the option holder.  The expected term of options granted to individuals who are, or will be, eligible to retire prior to the completion of the normal vesting period has been adjusted to reflect the potential accelerated vesting period.  This produced a weighted-average expected term of 2.63 years.

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

8.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and the estimated fair value of the Company’s financial instruments are summarized below.

	Carrying	Estimated
	amount	fair value
September 30,2010
Assets:
Fixed maturity securities held-to-maturity:
Residential mortgage-backed	$352,655	$398,488
Total fixed maturity securities held-to-maturity	352,655	398,488

Fixed maturity securities available-for-sale:
U.S. treasury	4,856,690	4,856,690
U.S. government-sponsored agencies	147,314,672	147,314,672
Obligations of states and political subdivisions	410,664,531	410,664,531
Commercial mortgage-backed	91,996,266	91,996,266
Residential mortgage-backed	27,051,381	27,051,381
Other asset-backed	10,127,487	10,127,487
Corporate	258,775,011	258,775,011
Total fixed maturity securities available-for-sale	950,786,038	950,786,038

Equity securities available-for-sale:
Common stocks:
Financial services	9,355,551	9,355,551
Information technology	16,351,639	16,351,639
Healthcare	10,906,261	10,906,261
Consumer staples	6,749,948	6,749,948
Consumer discretionary	12,021,233	12,021,233
Energy	9,010,526	9,010,526
Industrials	8,523,261	8,523,261
Other	10,878,243	10,878,243
Non-redeemable preferred stocks	8,646,800	8,646,800
Total equity securities available-for-sale	92,443,462	92,443,462

Short-term investments	46,017,719	46,017,719
Other long-term investments	34,917	34,917
Securities lending collateral	891,738	891,738

Liabilities:
Surplus notes	25,000,000	25,694,143
Securities lending obligation	891,738	891,738

	Carrying	Estimated
	amount	fair value
December 31, 2009
Assets:
Fixed maturity securities held-to-maturity:
Residential mortgage-backed	$410,005	$460,877
Total fixed maturity securities held-to-maturity	410,005	460,877

Fixed maturity securities available-for-sale:
U.S. treasury	4,983,045	4,983,045
U.S. government-sponsored agencies	150,415,530	150,415,530
Obligations of states and political subdivisions	391,764,812	391,764,812
Commercial mortgage-backed	82,391,701	82,391,701
Residential mortgage-backed	31,055,295	31,055,295
Other asset-backed	9,885,609	9,885,609
Corporate	228,684,994	228,684,994
Total fixed maturity securities available-for-sale	899,180,986	899,180,986

Equity securities available-for-sale:
Common stocks:
Financial services	10,666,469	10,666,469
Information technology	19,693,053	19,693,053
Healthcare	12,935,253	12,935,253
Consumer staples	7,043,221	7,043,221
Consumer discretionary	7,581,367	7,581,367
Energy	8,811,055	8,811,055
Industrials	5,826,770	5,826,770
Other	9,370,291	9,370,291
Non-redeemable preferred stocks	8,262,500	8,262,500
Total equity securities available-for-sale	90,189,979	90,189,979

Short-term investments	55,390,096	55,390,096
Other long-term investments	47,083	47,083
Securities lending collateral	14,941,880	14,941,880

Liabilities:
Surplus notes	25,000,000	22,752,800
Securities lending obligation	14,941,880	14,941,880

The estimated fair value of fixed maturity securities, equity securities, short-term investments, securities lending collateral and securities lending obligation is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.

Other long-term investments, consisting primarily of holdings in limited partnerships and limited liability companies, are valued by the various fund managers.  In management’s opinion, these values reflect fair value at September 30, 2010 and December 31, 2009.

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities that were priced solely from broker quotes.  Since this is not an observable input, any fixed maturity security in the Company’s portfolio that is on this list is classified as a Level 3 fair value measurement.  At September 30, 2010, the Company did not hold any fixed maturity securities that were priced solely from broker quotes.

A small number of the Company’s securities are not priced by the independent pricing service.  One is an equity security that is reported as a Level 3 fair value measurement at December 31, 2009, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements.  This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $2,130 and $2,014 at September 30, 2010 and December 31, 2009, respectively.  The remaining two securities not priced by the Company’s independent pricing service are fixed maturity securities.  These two fixed maturity securities are classified as Level 2 fair value measurements and are carried at aggregate fair values of $8,023,820 at September 30, 2010 and $7,722,288 at December 31, 2009.  The fair values for these two fixed maturity securities were obtained from the Company’s investment custodian using independent pricing services which utilize similar pricing techniques as the Company’s independent pricing service.

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

The estimated fair values obtained from the independent pricing sources are reviewed by the Company for reasonableness and any discrepancies are investigated for final valuation.  This includes comparing valuations from the independent pricing source, the Company’s investment custodian and the SVO.  From these comparisons, material variances are identified and resolved to determine the final valuations used in the financial statements.

The Company’s fixed maturity and equity securities available-for-sale, as well as short-term investments, are measured at fair value on a recurring basis.  No assets or liabilities are currently measured at fair value on a non-recurring basis.  Presented in the table below are the Company’s assets that are measured at fair value on a recurring basis, as of September 30, 2010 and December 31, 2009.

	Fair value measurements at September 30, 2010 using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturity securities available-for-sale:
U.S. treasury	$4,856,690	$-	$4,856,690	$-
U.S. government-sponsored agencies	147,314,672	-	147,314,672	-
Obligations of states and political subdivisions	410,664,531	-	410,664,531	-
Commercial mortgage-backed	91,996,266	-	91,996,266	-
Residential mortgage-backed	27,051,381	-	27,051,381	-
Other asset-backed	10,127,487	-	10,127,487	-
Corporate	258,775,011	-	258,775,011	-
Total fixed maturity securities available-for-sale	950,786,038	-	950,786,038	-

Equity securities available-for-sale:
Common stocks:
Financial services	9,355,551	9,353,421	-	2,130
Information technology	16,351,639	16,351,639	-	-
Healthcare	10,906,261	10,906,261	-	-
Consumer staples	6,749,948	6,749,948	-	-
Consumer discretionary	12,021,233	12,021,233	-	-
Energy	9,010,526	9,010,526	-	-
Industrials	8,523,261	8,523,261	-	-
Other	10,878,243	10,878,243	-	-
Non-redeemable preferred stocks	8,646,800	8,646,800	-	-
Total equity securities available-for-sale	92,443,462	92,441,332	-	2,130

Short-term investments	46,017,719	46,017,719	-	-
	$1,089,247,219	$138,459,051	$950,786,038	$2,130

	Fair value measurements at December 31, 2009 using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fixed maturity securities available-for-sale:
U.S. treasury	$4,983,045	$-	$4,983,045	$-
U.S. government-sponsored agencies	150,415,530	-	150,415,530	-
Obligations of states and political subdivisions	391,764,812	-	391,764,812	-
Commercial mortgage-backed	82,391,701	-	82,391,701	-
Residential mortgage-backed	31,055,295	-	31,055,295	-
Other asset-backed	9,885,609	-	9,885,609	-
Corporate	228,684,994	-	228,684,994	-
Total fixed maturity securities available-for-sale	899,180,986	-	899,180,986	-

Equity securities available-for-sale:
Common stocks:
Financial services	10,666,469	10,664,455	-	2,014
Information technology	19,693,053	19,693,053	-	-
Healthcare	12,935,253	12,935,253	-	-
Consumer staples	7,043,221	7,043,221	-	-
Consumer discretionary	7,581,367	7,581,367	-	-
Energy	8,811,055	8,811,055	-	-
Industrials	5,826,770	5,826,770	-	-
Other	9,370,291	9,370,291	-	-
Non-redeemable preferred stocks	8,262,500	8,262,500	-	-
Total equity securities available-for-sale	90,189,979	90,187,965	-	2,014

Short-term investments	55,390,096	55,390,096	-	-
	$1,044,761,061	$145,578,061	$899,180,986	$2,014

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended September 30, 2010 and 2009.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities would be reported as realized investment gains or losses in net income.

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Equity securities
	available-for-sale,
Three months ended September 30, 2010	Financial services	Total
Balance at June 30, 2010	$2,130	$2,130
Total unrealized gains included in other comprehensive income	-	-
Balance at September 30, 2010	$2,130	$2,130

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Equity securities
	available-for-sale,
Three months ended September 30, 2009	Financial services	Total
Balance at June 30, 2009	$14,974,410	$14,974,410
Total unrealized losses included in other comprehensive income	(6,894)	(6,894)
Balance at September 30, 2009	$14,967,516	$14,967,516

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Equity securities
	available-for-sale,
Nine months ended September 30, 2010	Financial services	Total
Balance at December 31, 2009	$2,014	$2,014
Total unrealized gains included in other comprehensive income	116	116
Balance at September 30, 2010	$2,130	$2,130

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Equity securities
	available-for-sale,
Nine months ended September 30, 2009	Financial services	Total
Balance at December 31, 2008	$14,969,143	$14,969,143
Total unrealized losses included in other comprehensive income	(1,627)	(1,627)
Balance at September 30, 2009	$14,967,516	$14,967,516

There were no transfers into or out of Levels 1 or 2 for the three months or nine months ended September 30, 2010.

9.	INVESTMENTS

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

The amortized cost and estimated fair value of securities held-to-maturity and available-for-sale as of September 30, 2010 and December 31, 2009 are as follows.  Securities classified as held-to-maturity are carried at amortized cost.  All other securities have been classified as available-for-sale and are carried at fair value.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
September 30, 2010	cost	gains	losses	fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$352,655	$45,833	$-	$398,488
Total securities held-to-maturity	$352,655	$45,833	$-	$398,488

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,745,608	$111,082	$-	$4,856,690
U.S. government-sponsored agencies	143,223,237	4,094,872	3,437	147,314,672
Obligations of states and political subdivisions	384,485,897	26,276,409	97,775	410,664,531
Commercial mortgage-backed	79,977,280	12,018,986	-	91,996,266
Residential mortgage-backed	25,369,408	1,765,148	83,175	27,051,381
Other asset-backed	8,712,154	1,415,333	-	10,127,487
Corporate	238,679,810	20,111,035	15,834	258,775,011
Total fixed maturity securities	885,193,394	65,792,865	200,221	950,786,038

Equity securities:
Common stocks:
Financial services	7,488,217	2,096,667	229,333	9,355,551
Information technology	11,725,940	4,779,405	153,706	16,351,639
Healthcare	8,525,761	2,463,830	83,330	10,906,261
Consumer staples	6,010,693	801,161	61,906	6,749,948
Consumer discretionary	8,145,764	3,894,481	19,012	12,021,233
Energy	7,403,108	1,772,386	164,968	9,010,526
Industrials	7,033,295	1,605,502	115,536	8,523,261
Other	8,715,590	2,174,097	11,444	10,878,243
Non-redeemable preferred stocks	9,000,000	273,600	626,800	8,646,800
Total equity securities	74,048,368	19,861,129	1,466,035	92,443,462
Total securities available-for-sale	$959,241,762	$85,653,994	$1,666,256	$1,043,229,500

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
December 31, 2009	cost	gains	losses	fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$410,005	$50,872	$-	$460,877
Total securities held-to-maturity	$410,005	$50,872	$-	$460,877

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,739,194	$243,851	$-	$4,983,045
U.S. government-sponsored agencies	151,440,800	1,011,484	2,036,754	150,415,530
Obligations of states and political subdivisions	380,605,547	15,604,731	4,445,466	391,764,812
Commercial mortgage-backed	75,563,896	6,827,805	-	82,391,701
Residential mortgage-backed	31,017,352	961,646	923,703	31,055,295
Other asset-backed	9,164,445	739,434	18,270	9,885,609
Corporate	219,663,540	10,284,043	1,262,589	228,684,994
Total fixed maturity securities	872,194,774	35,672,994	8,686,782	899,180,986

Equity securities:
Common stocks:
Financial services	7,447,765	3,276,169	57,465	10,666,469
Information technology	13,366,462	6,326,591	-	19,693,053
Healthcare	10,066,840	2,901,926	33,513	12,935,253
Consumer staples	6,323,889	768,181	48,849	7,043,221
Consumer discretionary	6,100,052	1,499,876	18,561	7,581,367
Energy	6,995,036	1,858,794	42,775	8,811,055
Industrials	5,239,316	683,747	96,293	5,826,770
Other	8,075,560	1,324,137	29,406	9,370,291
Non-redeemable preferred stocks	9,500,000	15,500	1,253,000	8,262,500
Total equity securities	73,114,920	18,654,921	1,579,862	90,189,979
Total securities available-for-sale	$945,309,694	$54,327,915	$10,266,644	$989,370,965

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of September 30, 2010 and December 31, 2009, listed by length of time the securities were in an unrealized loss position.

September 30, 2010	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$10,996,563	$3,437	$-	$-	$10,996,563	$3,437
Obligations of states and political subdivisions	4,046,120	97,775	-	-	4,046,120	97,775
Residential mortgage-backed	811,978	9,117	2,893,101	74,058	3,705,079	83,175
Corporate	982,600	15,834	-	-	982,600	15,834
Total, fixed maturity securities	16,837,261	126,163	2,893,101	74,058	19,730,362	200,221

Equity securities:
Common stocks:
Financial services	1,791,835	229,333	-	-	1,791,835	229,333
Information technology	1,838,730	153,706	-	-	1,838,730	153,706
Healthcare	2,194,906	83,330	-	-	2,194,906	83,330
Consumer staples	1,656,555	61,906	-	-	1,656,555	61,906
Consumer discretionary	710,607	19,012	-	-	710,607	19,012
Energy	1,444,645	164,968	-	-	1,444,645	164,968
Industrials	1,867,476	115,536	-	-	1,867,476	115,536
Other	491,550	11,444	-	-	491,550	11,444
Non-redeemable preferred stocks	-	-	4,373,200	626,800	4,373,200	626,800
Total, equity securities	11,996,304	839,235	4,373,200	626,800	16,369,504	1,466,035
Total temporarily impaired securities	$28,833,565	$965,398	$7,266,301	$700,858	$36,099,866	$1,666,256

December 31, 2009	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$102,035,965	$2,036,754	$-	$-	$102,035,965	$2,036,754
Obligations of states and political subdivisions	83,487,876	3,832,182	6,314,420	613,284	89,802,296	4,445,466
Residential mortgage-backed	3,317,513	93,216	10,535,690	830,487	13,853,203	923,703
Other asset-backed	-	-	503,730	18,270	503,730	18,270
Corporate	43,994,473	684,520	18,830,648	578,069	62,825,121	1,262,589
Total, fixed maturity securities	232,835,827	6,646,672	36,184,488	2,040,110	269,020,315	8,686,782

Equity securities:
Common stocks:
Financial services	1,092,716	57,465	-	-	1,092,716	57,465
Healthcare	1,550,018	33,513	-	-	1,550,018	33,513
Consumer staples	1,901,671	48,849	-	-	1,901,671	48,849
Consumer discretionary	406,500	18,561	-	-	406,500	18,561
Energy	1,502,064	42,775	-	-	1,502,064	42,775
Industrials	1,387,906	96,293	-	-	1,387,906	96,293
Other	2,078,197	29,406	-	-	2,078,197	29,406
Non-redeemable preferred stocks	-	-	5,247,000	1,253,000	5,247,000	1,253,000
Total, equity securities	9,919,072	326,862	5,247,000	1,253,000	15,166,072	1,579,862
Total temporarily impaired securities	$242,754,899	$6,973,534	$41,431,488	$3,293,110	$284,186,387	$10,266,644

Unrealized losses on fixed maturity securities totaled $200,221 at September 30, 2010 and were primarily associated with municipal securities and residential mortgage-backed securities.  All but three of these securities (those three being residential mortgage-backed securities) are considered investment grade by credit rating agencies.  Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at September 30, 2010.

The unrealized losses on common stocks at September 30, 2010 are not concentrated in a particular sector or an individual security.   The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that the securities were not “other-than-temporarily” impaired at September 30, 2010.

All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore,  it was determined that the securities were not “other-than-temporarily” impaired at September 30, 2010.

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2010, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value
Securities held-to-maturity:
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	352,655	398,488
Totals	$352,655	$398,488

Securities available-for-sale:
Due in one year or less	$31,201,515	$31,937,874
Due after one year through five years	75,918,009	81,337,985
Due after five years through ten years	173,046,754	186,459,505
Due after ten years	499,680,428	532,003,027
Mortgage-backed securities	105,346,688	119,047,647
Totals	$885,193,394	$950,786,038

A summary of realized investment gains and losses is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Fixed maturity securities available-for-sale:
Gross realized investment gains	$310,544	$1,268,657	$496,941	$1,449,664
Gross realized investment losses	(87,082)	-	(87,082)	-
"Other-than-temporary" impairments	-	(350,000)	(204,045)	(2,569,779)

Equity securities available-for-sale:
Gross realized investment gains	2,168,050	2,694,746	4,067,950	5,564,616
Gross realized investment losses	(275,263)	(431,530)	(753,099)	(2,052,994)
"Other-than-temporary" impairments	(366,319)	(260,563)	(2,091,367)	(7,157,340)
Totals	$1,749,930	$2,921,310	$1,429,298	$(4,765,833)

The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The amounts reported as “other-than-temporary” impairments on equity securities available-for-sale reflect the impairment of six equity securities during the third quarter of 2010 and 22 equity securities during the nine months ended September 30, 2010, compared to three and 31 equity securities during the same periods of 2009, respectively.  The large amount of impairment losses recognized on equity securities during the first nine months of 2009 was a result of the severe and prolonged turmoil in the financial markets resulting from the 2008 financial crisis.  The “other-than-temporary” impairment losses on fixed maturity securities available-for-sale reflect the impairment of two fixed maturity securities during the nine months ended September 30, 2010 and 2009.  The “other-than-temporary” impairment losses recognized on fixed maturity securities in the first nine months of 2009 resulted from a bankruptcy filing made by Great Lakes Chemical Corporation, now known as Chemtura Corporation, during the first quarter of 2009, and an impairment of US Freightways Corporation fixed maturity securities during the third quarter of 2009.

During the first quarter of 2010, the Company determined that the credit loss associated with a residential mortgage-backed security that was “other-than-temporarily” impaired during 2009 increased.  This increase in credit loss resulted in an additional $120,539 impairment loss recognized in earnings in the first quarter; however, the fair value of the security has partially recovered as of September 30, 2010, resulting in a $153,917 unrealized gain recognized in other comprehensive income at September 30, 2010.  The Company also recognized $83,506 of “other-than-temporary” impairment loss on a second residential mortgage-backed security during the first quarter of 2010 due to management’s intent to sell the security, which was completed during the second quarter.

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

Three months ended September 30, 2010	Credit losses recognized in earnings
Balance at June 30, 2010	$207,854

Additional increases to the amount related to credit loss for which an "other-than-temporary" impairment loss was previously recognized	-
Balance at September 30, 2010	$207,854

Three months ended September 30, 2009	Credit losses recognized in earnings

Balance at June 30, 2009	$1,229,779

Reduction for securities sold during the period	(1,229,779)
Balance at September 30, 2009	$-

Nine months ended September 30, 2010	Credit losses recognized in earnings
Balance at January 1, 2010	$87,315

Additional increases to the amount related to credit loss for which an "other-than-temporary" impairment loss was previously recognized	120,539
Balance at September 30, 2010	$207,854

Nine months ended September 30, 2009	Credit losses recognized in earnings

Balance at December 31, 2008	$-

Credit losses for which an other-than-temporary impairment loss was not previously recognized	1,229,779
Reduction for securities sold during the period	(1,229,779)
Balance at September 30, 2009	$-

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

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of these annuities was $1,711,614 at December 31, 2009.  The Company has a contingent liability of $1,711,614 at December 31, 2009 should the issuers of these annuities fail to perform.  The information to determine the contingent liability at interim periods is not available; however, management believes the contingent liability at September 30, 2010 has not changed materially from the amount at December 31, 2009.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.  The Company’s share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries’ aggregate policyholders’ surplus.

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

During the third quarter of 2010, the Company repurchased 188,800 shares of its common stock at an average cost of $21.49 per share, and for the first nine months of 2010 repurchased 244,300 shares at an average cost of $21.67 per share.  Since the inception of the repurchase program the Company has repurchased 980,433 shares of common stock at a cost of $23,146,330, leaving $1,853,670 available for the repurchase of additional shares.

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

COMPANY OVERVIEW

The Company, a 61 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance.

Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling approximately 80 percent of consolidated premiums earned during the first nine months of 2010.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.

Reinsurance operations are conducted through EMC Reinsurance Company, and represented approximately 20 percent of consolidated premiums earned during the first nine months of 2010.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies (subject to certain limited exceptions).  Effective January 1, 2009, EMC Reinsurance Company began writing a small amount of German assumed reinsurance business on a direct basis (outside the quota share agreement) as a result of regulatory changes in Germany.

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
Form 10-K.

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2010	2009	2010	2009
Property and Casualty Insurance
Premiums earned	$76,974	$77,929	$227,598	$230,558
Losses and settlement expenses	56,437	58,006	157,248	149,833
Acquisition and other expenses	27,349	27,156	85,647	88,448
Underwriting loss	$(6,812)	$(7,233)	$(15,297)	$(7,723)

Loss and settlement expense ratio	73.3%	74.4%	69.1%	65.0%
Acquisition expense ratio	35.5%	34.9%	37.6%	38.3%
Combined ratio	108.8%	109.3%	106.7%	103.3%

Losses and settlement expenses:
Insured events of current year	$67,878	$64,574	$188,431	$181,025
Decrease in provision for insured events of prior years	(11,441)	(6,568)	(31,183)	(31,192)

Total losses and settlement expenses	$56,437	$58,006	$157,248	$149,833

Catastrophe and storm losses	$15,529	$16,354	$31,754	$28,708

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2010	2009	2010	2009
Reinsurance
Premiums earned	$20,310	$18,803	$58,462	$54,727
Losses and settlement expenses	11,135	14,270	37,519	41,384
Acquisition and other expenses	5,570	4,305	15,151	11,740
Underwriting profit	$3,605	$228	$5,792	$1,603

Loss and settlement expense ratio	54.8%	75.9%	64.2%	75.6%
Acquisition expense ratio	27.5%	22.9%	25.9%	21.5%
Combined ratio	82.3%	98.8%	90.1%	97.1%

Losses and settlement expenses:
Insured events of current year	$18,515	$16,448	$52,523	$49,431
Decrease in provision for insured events of prior years	(7,380)	(2,178)	(15,004)	(8,047)

Total losses and settlement expenses	$11,135	$14,270	$37,519	$41,384

Catastrophe and storm losses	$3,559	$(322)	$7,339	$2,237

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2010	2009	2010	2009
Consolidated
REVENUES
Premiums earned	$97,284	$96,732	$286,060	$285,285
Net investment income	12,235	11,805	37,414	35,255
Realized investment gains (losses)	1,749	2,921	1,429	(4,766)
Other income	230	225	657	576
	111,498	111,683	325,560	316,350
LOSSES AND EXPENSES
Losses and settlement expenses	67,572	72,276	194,767	191,217
Acquisition and other expenses	32,919	31,461	100,798	100,188
Interest expense	225	225	675	675
Other expense	966	1,250	1,465	1,981
	101,682	105,212	297,705	294,061

Income before income tax expense	9,816	6,471	27,855	22,289
Income tax expense	2,358	1,420	7,220	4,467
Net income	$7,458	$5,051	$20,635	$17,822

Net income per share	$0.57	$0.38	$1.58	$1.35

Loss and settlement expense ratio	69.5%	74.7%	68.1%	67.0%
Acquisition expense ratio	33.8%	32.5%	35.2%	35.1%
Combined ratio	103.3%	107.2%	103.3%	102.1%

Losses and settlement expenses:
Insured events of current year	$86,393	$81,022	$240,954	$230,456
Decrease in provision for insured events of prior years	(18,821)	(8,746)	(46,187)	(39,239)

Total losses and settlement expenses	$67,572	$72,276	$194,767	$191,217

Catastrophe and storm losses	$19,088	$16,032	$39,093	$30,945

The Company reported net income of $7,458,000 ($0.57 per share) for the three months ended September 30, 2010, compared to $5,051,000 ($0.38 per share) for the same period in 2009.  For the nine months ended September 30, 2010, net income increased to $20,635,000 ($1.58 per share) from $17,822,000 ($1.35 per share) for the same period in 2009.  The improvement in third quarter net income is primarily due to improved underwriting performance in the reinsurance segment although the property and casualty insurance segment did improve slightly as well.  For the first nine months of 2010, improved underwriting results in the reinsurance segment were more than offset by a decline in the underwriting results of the property and casualty insurance segment.  The increase in net income for the first nine months of 2010is largely the result of a decline in the amount of “other-than-temporary” investment impairment losses recognized and an increase in net investment income.  Storm losses increased 19.1 percent for the third quarter and 26.3 percent for the first nine months of 2010 due to the high level of storm activity experienced during the first nine months of the year throughout the Midwestern and Eastern sections of the country.

Premiums Earned

Premiums earned increased 0.6 percent and 0.3 percent to $97,284,000 and $286,060,000 for the three months and nine months ended September 30, 2010 from $96,732,000 and $285,285,000 for the same periods in 2009.  The reinsurance segment was able to increase premium income through the addition of several new reinsurance contracts and increased participation on existing reinsurance business; however, this increase in premium income was mostly offset by a decline in premium income in the property and casualty insurance segment.  While premium rate levels for the property and casualty insurance segment stabilized during 2009, the use of discretionary rate credits has increased, keeping overall premium rate levels flat to slightly lower.  Competition remains very strong in the commercial lines of business; however, moderate rate increases have been implemented in personal lines.  Management continues to implement commercial lines rate increases where they are warranted, but overall rate levels are not expected to improve until the economy recovers, which is now projected to occur in 2012.  Pricing in the reinsurance marketplace was essentially flat during the first nine months of the year.

Premiums earned for the property and casualty insurance segment decreased 1.2 percent and 1.3 percent to $76,974,000 and $227,598,000 for the three months and nine months ended September 30, 2010 from $77,929,000 and $230,558,000 for the same periods in 2009.  These decreases primarily reflect a decline in earned premium rate levels resulting from rate decreases implemented in 2008 and 2009.  Premium rates have improved somewhat in the personal lines of business, but the commercial lines of business, which account for more than 80 percent of the property and casualty insurance segment’s premiums, remain very competitive.  Overall, the industry has continued to report average rate declines of three to six percent in commercial lines of business depending on policy size and line of business; however, the Company’s average rate decline for commercial lines has been relatively steady at approximately 1.3 percent.  Rate competition in the commercial lines of business is being driven, at least in part, by the weak economy.  Most companies are content to retain their good business at current pricing levels and wait for the economy to improve.  As a result, management expects the current level of rate competition to continue through the end of the year and probably into 2012.  New business premium increased approximately three percent during the first nine months of 2010 and accounted for approximately 17 percent of net written premiums; however, the increase in premium income from this new business was largely offset by a decline in premium income associated with prior years’ rate reductions and policies not retained.  Policy retention rates remained relatively stable at approximately 86 percent, though the personal lines retention rate was somewhat suppressed due to management’s decision in 2009 to exit personal lines business in some regions of the country.  Policy counts increased slightly in both the commercial and personal lines of business during the first nine months of 2010.

Premiums earned for the reinsurance segment increased 8.0 percent and 6.8 percent to $20,310,000 and $58,462,000 for the three months and nine months ended September 30, 2010 from $18,803,000 and $54,727,000 for the same periods in 2009.  These increases are primarily associated with the addition of new facility business during 2010 (includes facultative and property and casualty reinsurance business from small to mid-size insurance companies), as well as new property business in central and eastern Europe.  Due to the mild 2009 and 2010 hurricane seasons and a recovery in the reinsurance industry’s capital level, premium rate levels were generally flat for the January 1, 2010 renewal season and have remained flat through the first nine months of 2010.

Losses and settlement expenses

Losses and settlement expenses decreased 6.5 percent to $67,572,000 for the three months ended September 30, 2010 from $72,276,000 for the same period in 2009, but increased 1.9 percent to $194,767,000 for the nine months ended September 30, 2010 from $191,217,000 for the same period in 2009.  Likewise, the loss and settlement expense ratio decreased to 69.5 percent for the three months ended September 30, 2010 from 74.7 percent for the same period in 2009, but increased to 68.1 percent for the nine months ended September 30, 2010 from 67.0 percent for the same period in 2009.  The decrease in the loss and settlement expense ratio for the third quarter of 2010 is primarily attributed to a significant increase in the amount of favorable development experienced on prior year reserves.  Favorable development on prior years’ reserves also increased for the nine months ended September 30, 2010; however, the increase was more than offset by an increase in catastrophe and storm losses.  Development on prior years’ reserves can vary greatly from one reporting period to the next depending on many factors, including the specific claims that get settled during the periods, and should therefore not be considered a reliable factor in assessing the adequacy of the Company’s carried reserves.  The most recently completed actuarial analysis of the Company’s carried reserves as of June 30, 2010 indicates that the level of reserve adequacy is consistent with other recent evaluations.  From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.

The loss and settlement expense ratio for the property and casualty insurance segment decreased to 73.3 percent for the three months ended September 30, 2010 from 74.4 percent for the same period in 2009, but increased to 69.1 percent for the nine months ended September 30, 2010 from 65.0 percent for the same period in 2009.  Catastrophe and storm losses are well above average in both 2010 and 2009, adding 20.2 and 21.0 percentage points, respectively, to the loss and settlement expense ratios for the third quarters and 14.0 and 12.5 percentage points, respectively, to the loss and settlement expense ratios for the first nine months.  Favorable development on prior years’ reserves was relatively flat for the nine months ended September 30, 2010, but increased significantly in the third quarter.  In aggregate, the favorable development experienced in 2010 continues to be associated with closed claims.  The loss and settlement expense ratios for both the three and nine months ended September 30, 2010 reflect increased claim frequency in commercial property and other liability lines of business, increased severity (including large losses) in the workers’ compensation and personal liability lines of business, as well as previously implemented premium rate level reductions.  Included in the reported amounts of favorable development for 2010 is $36,000 of favorable development and $325,000 of adverse development experienced on prior years’ catastrophe and storm loss reserves for the three months and nine months, respectively.  For 2009, favorable development on prior years’ catastrophe and storm losses totaled $833,000 and $2,969,000 for the three months and nine months, respectively.

The loss and settlement expense ratio for the reinsurance segment decreased to 54.8 percent and 64.2 percent for the three months and nine months ended September 30, 2010 from 75.9 percent and 75.6 percent for the same periods in 2009.  These decreases reflect a decline in large loss activity from the high level experienced in 2009 (an industry-wide occurrence in 2009), as well as an increase in the amount of favorable development experienced on prior years’ reserves, primarily on accident year 2009.  The favorable development amounts reported in 2010 and 2009 are primarily attributed to changes in incurred but not reported (IBNR) reserves during those periods, with the 2010 change predominantly attributed to the property pro rata and catastrophe and casualty excess business.

Acquisition and other expenses

Acquisition and other expenses increased 4.6 percent and 0.6 percent to $32,919,000 and $100,798,000 for the three months and nine months ended September 30, 2010 from $31,461,000 and $100,188,000 for the same periods in 2009.  The acquisition expense ratio increased to 33.8 percent and 35.2 percent for the three months and nine months ended September 30, 2010 from 32.5 percent and 35.1 percent for the same periods in 2009.  These increases are largely attributed to an increase in contingent commission expense in the reinsurance segment, which reflects the favorable underwriting results experienced on the assumed reinsurance business.  A large decline in the amount of policyholder dividends accrued for the safety dividend groups and continued declines in the amounts accrued for contingent salaries and executive bonuses in the property and casualty insurance segment offset much of the increase in contingent commission expense for the nine months ended September 30, 2010.

For the property and casualty insurance segment, the acquisition expense ratio increased to 35.5 percent for the three months ended September 30, 2010 from 34.9 for the same period in 2009, but declined to 37.6 percent for the nine months ended September 30, 2010 from 38.3 percent for the same period in 2009.  Both of these fluctuations reflect changes in the expense for policyholder dividends; with the three-month increase attributed to improved profitability of several smaller safety dividend groups and policies with participating dividend features, and the nine-month decrease attributed to reduced profitability of the pool’s larger safety dividend groups.  The acquisition expense ratios for both periods also reflect a decline in the amounts accrued for contingent salaries and executive bonuses due to the continued decline in the property and casualty insurance segment’s underwriting results.

For the reinsurance segment, the acquisition expense ratio increased to 27.5 percent and 25.9 percent for the three months and nine months ended September 30, 2010 from 22.9 percent and 21.5 percent for the same periods in 2009.  These increases are primarily attributed to increases in contingent commission expense, reflecting the favorable underwriting performance of the assumed book of business.  An increase in commission expense associated with the new facility business, which carries a higher commission rate than the reinsurance segment’s other business, also contributed to the increase in the acquisition expense ratio for the first nine months of 2010.

Investment results

Net investment income increased 3.6 percent and 6.1 percent to $12,235,000 and $37,414,000 for the three months and nine months ended September 30, 2010 from $11,805,000 and $35,255,000 for the same periods in 2009.  These increases are the result of a higher average balance of fixed maturity securities, which reflects the reinvestment of short-term holdings into Build America Bonds and other securities in the fourth quarter of 2009.

Net realized investment gains declined to $1,749,000 for the three months ended September 30, 2010 from $2,921,000 for the same period in 2009.  For the first nine months of 2010, net realized investment gains totaled $1,429,000, compared to a net realized investment loss of $4,766,000 for the same period in 2009.  Reflected in the net realized investment gains reported for the three months and nine months ended September 30, 2010 are $366,000 and $2,295,000, respectively, of “other-than-temporary” investment impairment losses recognized during those periods.  The impairment losses recognized during the third quarter were associated with six equity securities, while the impairment losses for the first nine months reflect $2,091,000 on 22 equity securities, $121,000 from the determination of credit loss (all contractual cash flows are not expected to be collected) on a residential mortgage-backed security and $83,000 associated with management’s intent to sell another residential mortgage-backed security in an unrealized loss position.  “Other-than-temporary” investment impairment losses totaled $611,000 and $9,727,000 for the three months and nine months ended September 30, 2009.  The amount for the nine months ended September 30, 2009 includes $2,220,000 recognized during the first quarter on a fixed maturity security due to a bankruptcy filing.

For the third quarter of 2010, the Company’s equity portfolio had a return of 9.21 percent, compared to 11.29 percent for the S&P 500.  Year-to-date, the equity portfolio had a return of 2.87 percent compared to 3.89 percent for the S&P 500.  The current annualized yield on the bond portfolio is 5.08 percent and the effective duration is 5.25 years, which is down from 5.27 percent and 6.12 years at December 31, 2009.

Income tax

Income tax expense totaled $2,358,000 and $7,220,000 for the three months and nine months ended September 30, 2010 compared to $1,420,000 and $4,467,000 for the same periods in 2009.  The effective tax rates for the three months and nine months ended September 30, 2010 were 24.0 percent and 25.9 percent, respectively, compared to 21.9 percent and 20.0 percent for the same periods in 2009.  The fluctuations in the effective tax rates for these periods primarily reflect the changes in pre-tax income earned during these periods relative to the amount of tax-exempt interest income earned.  The effective tax rates for 2010 also reflect tax law changes included in the Patient Protection and Affordable Care Act (H.R. 3590) and the follow-up Health Care and Education Reconciliation Act of 2010 (H.R. 4872) signed into law on March 23, 2010 and March 30, 2010, respectively (the “Acts”).  In accordance with these Acts, beginning in 2013 the Company will no longer be able to claim a tax deduction for drug expenses that are reimbursed under the Medicare Part D retiree drug subsidy program.  Although this tax change does not take effect until 2013, the Company is required to recognize the financial impact of the change beginning in the period in which the Acts were signed.  As a result of the Acts, the Company recognized a decrease in its deferred tax asset of $794,000 during the first quarter of 2010 and has not accrued any additional deferred tax asset in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $7,905,000 and $8,859,000 during the first nine months of 2010 and 2009, respectively.  The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity.  When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies.  In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove insufficient to fund current operating needs.  As of September 30, 2010, the Company did not have any significant variations between the maturity dates of its investments and the expected payments of its loss and settlement expense reserves.

The Company is a holding company whose principal asset is its investment in its insurance subsidiaries.  As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase program.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2010 without prior regulatory approval is approximately $44,986,000.  The Company received $14,000,000 and $8,500,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $7,058,000 and $7,147,000 in the first nine months of 2010 and 2009, respectively.  The excess dividends received from the insurance company subsidiaries were used to partially fund the Company’s $25,000,000 stock repurchase program.  At September 30, 2010, approximately $1,854,000 of the authorized stock repurchase program remains available for the purchase of additional shares.

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

The Company invests for the long term and generally purchases fixed maturity securities intending to hold them to maturity.  Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At September 30, 2010 and December 31, 2009, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $42,635,000 and $17,541,000, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries for corporate and U.S. government-sponsored agency securities.  Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

The majority of the Company’s assets are invested in fixed maturity securities.  These investments provide a substantial amount of investment income that supplements underwriting results and contributes to net earnings.  As these investments mature, or are called, the proceeds are reinvested at current interest rates, which may be higher or lower than those now being earned; therefore, more or less investment income may be available to contribute to net earnings.  Due to the declining interest rate environment, the Company experienced a high level of call activity on fixed maturity securities during the second and third quarters of 2010.  The proceeds from these called securities have been reinvested at lower yields, which will have a negative impact on future investment income.

The Company currently participates in a securities lending program administered by Mellon Bank, N.A. whereby certain fixed maturity securities from the investment portfolio are loaned to other institutions for short periods of time; however, during the fourth quarter of 2009, management decided to discontinue its participation in the securities lending program and as a result, began to unwind the program.  The Company receives a fee for each security loaned out under this program and requires initial collateral equal to 102 percent of the fair value of the loaned securities.  The collateral is primarily cash, but other forms of collateral are occasionally accepted, including letters of credit or U.S. Treasury securities.  The cash collateral is invested in a Delaware business trust that is managed by Mellon Bank.  In this trust, cash collateral funds of the Company are pooled with cash collateral funds of other security lenders administered by Mellon Bank, and these funds are invested in securities with high credit quality standards, maturity restrictions, and liquidity levels consistent with the short-term nature of securities lending transactions.  The acceptable investments include time deposits, commercial paper, floating rate notes, asset-backed floating rate notes, and repurchase agreements.  The earnings from this trust are used, in part, to pay the fee the Company receives for each security loaned under the program.  The Company has a risk of losses associated with the collateral pool if the aggregate fair value of the collateral pool were to decline below the aggregate liability represented by the collateral, assuming all securities loaned and backed by the collateral pool were returned.  The Company had securities on loan with a fair value of $851,000 and $14,493,000 at September 30, 2010 and December 31, 2009, respectively.  Collateral held in connection with these loaned securities totaled $892,000 and $14,942,000 at September 30, 2010 and December 31, 2009, respectively.

The Company held $35,000 and $47,000 in minority ownership interests in limited partnerships and limited liability companies at September 30, 2010 and December 31, 2009, respectively.  The Company does not hold any other unregistered securities.

The Company’s cash balance was $357,000 and $279,000 at September 30, 2010 and December 31, 2009, respectively.

During the first nine months of 2010, Employers Mutual contributed $1,130,000 to its postretirement benefit plans, and made no contribution to its pension plan.  The Company reimbursed Employers Mutual $315,000 for its share of the contribution to the postretirement benefit plans.  In 2010, Employers Mutual expects to make contributions totaling $25,000,000 to the pension plan and $2,750,000 to the postretirement benefit plans.

Employers Mutual contributed $17,000,000 to its pension plan and $2,550,000 to its postretirement benefit plans in 2009.  During the first nine months of 2009, Employers Mutual contributed $2,000,000 to the pension plan and $1,000,000 to the postretirement benefit plans.  The Company reimbursed Employers Mutual $5,204,000 for its share of the 2009 pension contribution ($612,000 for contributions through the first nine months of 2009) and $724,000 for its share of the 2009 postretirement benefit plans contribution ($286,000 for contributions through the first nine months of 2009).

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance and reinsurance company subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at September 30, 2010.

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

The Company’s total cash and invested assets at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010
($ in thousands)	Amortized Cost	Fair Value	Percent of Total Fair Value	Carrying Value
Fixed maturity securities held-to-maturity	$353	$398	0.1%	$353
Fixed maturity securities available-for-sale	885,193	950,786	87.2	950,786
Equity securities available-for-sale	74,048	92,443	8.5	92,443
Cash	357	357	-	357
Short-term investments	46,018	46,018	4.2	46,018
Other long-term investments	35	35	-	35
	$1,006,004	$1,090,037	100.0%	$1,089,992

	December 31, 2009
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities held-to-maturity	$410	$461	0.1%	$410
Fixed maturity securities available-for-sale	872,195	899,181	86.0	899,181
Equity securities available-for-sale	73,115	90,190	8.6	90,190
Cash	279	279	-	279
Short-term investments	55,390	55,390	5.3	55,390
Other long-term investments	47	47	-	47
	$1,001,436	$1,045,548	100.0%	$1,045,497

The amortized cost and estimated fair value of fixed maturity and equity securities at September 30, 2010 were as follows:

($ in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$353	$45	$-	$398
Total securities held-to-maturity	$353	$45	$-	$398

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,746	$111	$-	$4,857
U.S. government-sponsored agencies	143,223	4,095	3	147,315
Obligations of states and political subdivisions	384,486	26,277	98	410,665
Commercial mortgage-backed	79,977	12,019	-	91,996
Residential mortgage-backed	25,369	1,765	83	27,051
Other asset-backed	8,712	1,415	-	10,127
Corporate	238,680	20,111	16	258,775
Total fixed maturity securities	885,193	65,793	200	950,786

Equity securities:
Common stocks:
Financial services	7,488	2,097	229	9,356
Information technology	11,726	4,780	154	16,352
Healthcare	8,526	2,463	83	10,906
Consumer staples	6,011	801	62	6,750
Consumer discretionary	8,146	3,894	19	12,021
Energy	7,403	1,772	165	9,010
Industrials	7,033	1,606	116	8,523
Other	8,715	2,174	11	10,878
Non-redeemable preferred stocks	9,000	274	627	8,647
Total equity securities	74,048	19,861	1,466	92,443
Total securities available-for-sale	$959,241	$85,654	$1,666	$1,043,229

The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual at an interest rate of 3.60 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the Boards of Directors of the Company and Employers Mutual every five years, with the next review due in 2013.  Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $675,000 during the first nine months of both 2010 and 2009.  At December 31, 2009, the Company’s property and casualty insurance subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2009.

As of September 30, 2010, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations

The Company recorded “other-than-temporary” investment impairment losses totaling $366,000 on six equity securities during the third quarter of 2010, compared to $611,000 on three equity securities and one fixed maturity security during the third quarter of 2009.  For the nine months ended September 30, 2010, the Company recognized “other-than-temporary” investment impairment losses totaling $2,295,000 on 22 equity securities and two residential mortgage-backed securities, compared to $9,727,000 on 31 equity securities and two fixed maturity securities during the first nine months of 2009.

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

At September 30, 2010, the Company had unrealized losses on available-for-sale securities as presented in the table below.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities.  Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at September 30, 2010.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $1,083,000 net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of September 30, 2010.

September 30, 2010	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$10,997	$3	$-	$-	$10,997	$3
Obligations of states and political subdivisions	4,046	98	-	-	4,046	98
Residential mortgage-backed	812	9	2,893	74	3,705	83
Corporate	983	16	-	-	983	16
Total, fixed maturity securities	16,838	126	2,893	74	19,731	200

Equity securities:
Common stocks:
Financial services	1,792	229	-	-	1,792	229
Information technology	1,839	154	-	-	1,839	154
Healthcare	2,195	83	-	-	2,195	83
Consumer staples	1,656	62	-	-	1,656	62
Consumer discretionary	711	19	-	-	711	19
Energy	1,445	165	-	-	1,445	165
Industrials	1,867	116	-	-	1,867	116
Other	492	11	-	-	492	11
Non-redeemable preferred stocks	-	-	4,373	627	4,373	627
Total, equity securities	11,997	839	4,373	627	16,370	1,466
Total temporarily impaired securities	$28,835	$965	$7,266	$701	$36,101	$1,666

The Company does not purchase non-investment grade securities.  Any non-investment grade securities held are the result of rating downgrades that occurred subsequent to their purchase.  At September 30, 2010, non-investment grade fixed maturity securities held by the Company included American Airlines, Weyerhaeuser Company and ten residential mortgage-backed securities.  Of these securities, only three of the residential mortgage-backed securities were in an unrealized loss position for an aggregate unrealized loss of $83,000.

Following is a schedule of gross realized losses recognized in the first nine months of 2010 from the sale of securities and from “other-than-temporary” investment impairments.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.  This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc.

	Nine months ended September 30, 2010
	Realized losses from sales			"Other-than-	Total
			Gross	temporary"	gross
	Book	Sales	realized	impairment	realized
($ in thousands)	value	price	losses	losses	losses
Fixed maturity securities:
Three months or less	$-	$-	$-	$-	$-
Over three months to six months	4,760	4,673	87	-	87
Over six months to nine months	-	-	-	-	-
Over nine months to twelve months	-	-	-	-	-
Over twelve months	-	-	-	204	204
	4,760	4,673	87	204	291
Equity securities:
Three months or less	8,865	8,121	744	1,911	2,655
Over three months to six months	46	37	9	180	189
Over six months to nine months	-	-	-	-	-
Over nine months to twelve months	-	-	-	-	-
Over twelve months	-	-	-	-	-
	8,911	8,158	753	2,091	2,844
	$13,671	$12,831	$840	$2,295	$3,135

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All lease costs are included as expenses under the pooling agreement, after allocation of a portion of the expenses to the subsidiaries that do not participate in the pooling agreement.  The Company’s contractual obligations as of September 30, 2010 did not change materially from those presented in the Company’s 2009 Form 10-K.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $1,292,000 and $1,236,000 have been accrued as of September 30, 2010 and December 31, 2009, respectively.  Premium tax offsets of $1,344,000 and $692,000, which are related to guarantee fund assessment prior payments and estimates, have been accrued as of September 30, 2010 and December 31, 2009, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ a worker with a pre-existing disability.  Estimated second-injury fund assessments of $1,496,000 and $1,709,000 have been accrued as of September 30, 2010 and December 31, 2009, respectively.  The second injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of these annuities was $1,712,000 at December 31, 2009.  The Company had a contingent liability of $1,712,000 at December 31, 2009 should the issuers of these annuities fail to perform.  The information to determine the contingent liability at interim periods is not available; however, management believes the contingent liability at September 30, 2010 has not changed materially from the amount at December 31, 2009.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.  The Company’s share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries’ aggregate policyholders’ surplus.

NEW ACCOUNTING GUIDANCE

In October 2010, the Financial Accounting Standards Board (FASB) updated its guidance related to the Insurance Topic 944 of the FASB Accounting Standards CodificationTM (ASC) to clarify which costs associated with the acquisition of insurance contracts that should be capitalized and deferred for recognition during the coverage period.  This guidance specifies that only costs that are incremental or directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost.  Currently, industry practice is such that deferred costs typically also include costs relating to unsuccessful insurance contract acquisitions.  This guidance is effective for annual reporting periods (and interim reporting periods of those annual reporting periods) beginning on or after December 15, 2011, and may be adopted prospectively or retrospectively.  Adoption of this guidance will have an impact on the consolidated financial position and operating results of the Company since certain costs associated with contract acquisition that are currently deferred will not likely meet the criteria for deferral under the new guidance.  The Company has not yet established an estimate of the impact this statement will have on its financial statements.

In July 2010, the FASB updated its guidance related to the Receivables Topic 310 of the ASC to require additional disclosures regarding credit risk exposures and the allowance for credit losses, as well as a description of the accounting policies and methodology used to estimate the liability for off-balance-sheet credit exposures and related charges.  Additional disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010, and disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Adoption of this guidance will result in some additional disclosure, but will have no effect on the consolidated financial position or operating results of the Company.

In January 2010, the FASB updated its guidance related to the Fair Value Measurements and Disclosures Topic 820 of the ASC to require additional disclosures regarding transfers in and out of fair value measurement Levels 1 and 2, the display of Level 3 activity on a gross basis (rather than net), fair value measurement disclosures for each class of assets and liabilities (rather than by line item within the statement of financial position), and additional disclosures about inputs and valuation techniques.  This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for fiscal years (and interim periods of those fiscal years) beginning after December 15, 2010.  Adoption of this guidance had no effect on the consolidated financial position or operating results of the Company.

In May 2009, the FASB updated its guidance related to the Subsequent Events Topic 855 of the ASC (issued as Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events”), which sets forth the period after the balance sheet date during which management shall evaluate events or transactions for potential recognition or disclosure, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date, and disclosures to make about events or transactions that occur after the balance sheet date.  This guidance was effective for interim and annual reporting periods ending after June 15, 2009.  In February 2010, the FASB updated its guidance related to the Subsequent Events Topic 855 to remove the requirement to disclose the date through which subsequent events were evaluated for Securities and Exchange Commission filers.  This updated guidance was effective immediately.  Adoption of this updated guidance had no effect on the consolidated financial position or operating results of the Company.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended September 30, 2010:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2 & 3)

7/1/10 - 7/31/10	95,967	$22.25	88,200	$8,438,960

8/1/10 - 8/31/10	64,139	20.90	64,100	7,099,052

9/1/10 - 9/30/10	37,994	20.68	36,500	6,344,231

Total	198,100	$21.51	188,800

(1)
Included in these amounts are 77, 39 and 1,494 shares purchased in the open market in July, August and September, respectively, to fulfill the Company’s obligations under its dividend reinvestment and common stock purchase plan.  7,690 shares were purchased in the open market during July under Employers Mutual Casualty Company’s employee stock purchase plan.

(2)
On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program and on October 31, 2008, announced an extension of the program, authorizing an additional $10,000,000.  This purchase program was effective immediately and does not have an expiration date.  A total of $1,853,670 remains available in this plan for the purchase of additional shares.

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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2010.

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