Form 10-K
period 2010-12-31
EMC INSURANCE GROUP INC
filed 2011-03-10
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 was $114,767,168.

The number of shares outstanding of the registrant’s common stock, $1.00 par value, on February 28, 2011, was 12,929,944.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 26, 2011, and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2010, are incorporated by reference under Part III.

PART I

ITEM 1.	BUSINESS.

GENERAL

EMC Insurance Group Inc. is an insurance holding company that was incorporated in Iowa in 1974 by Employers Mutual Casualty Company (Employers Mutual) and became a public company in 1982 following the initial public offering of its common stock. EMC Insurance Group Inc. is 61 percent owned by Employers Mutual, a multiple-line property and casualty insurance company organized as an Iowa mutual insurance company in 1911 that is licensed in all 50 states and the District of Columbia. The term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the “EMC Insurance Companies.”

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

Property and casualty insurance is the most significant segment of the Company’s business, representing approximately 79 percent of consolidated premiums earned in 2010. The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement. Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products. For a discussion of the reinsurance pooling agreement and its benefits, please see “Organizational Structure – Property and Casualty Insurance” below.

Reinsurance operations are conducted through EMC Reinsurance Company, and represented approximately 21 percent of consolidated premiums earned in 2010. The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies (subject to certain limited exceptions). Effective January 1, 2009, EMC Reinsurance Company began writing German assumed reinsurance business on a direct basis as a result of regulatory changes in Germany. For a discussion of the quota share reinsurance agreement and its benefits, please see “Organizational Structure – Reinsurance” below.

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

Organizational Structure

Property and Casualty Insurance

The Company’s three property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual (Union Insurance Company of Providence, EMC Property & Casualty Company and Hamilton Mutual Insurance Company) are parties to reinsurance pooling agreements with Employers Mutual (collectively the “pooling agreement”). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool. All premiums, losses, settlement expenses, and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events. The aggregate participation of the Company’s property and casualty insurance subsidiaries is 30 percent.

Operations of the pool give rise to inter-company balances with Employers Mutual, which are settled within 45 days after the end of each quarter. The investment and income tax activities of the pool participants are not subject to the pooling agreement. The pooling agreement provides that Employers Mutual will make up any shortfall or difference resulting from an error in its systems and/or computation processes that would otherwise result in the required restatement of the pool participants’ financial statements.

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

•
the ability to benefit from the capacity of the entire pool representing $1.1 billion in direct premiums written in 2010 and $1.1 billion in statutory surplus as of December 31, 2010, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level;

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

The amount of insurance a property and casualty insurance company writes under industry standards is commonly expressed as a multiple of its surplus calculated in accordance with statutory accounting practices. Generally, a ratio of 3 or less is considered satisfactory by state insurance departments. The ratios of the pool participants for the past three years are as follows:

	Year ended December 31,
	2010	2009	2008
Employers Mutual	0.70	0.76	0.90
EMCASCO (1)	1.40	1.43	1.54
Illinois EMCASCO (1)	1.33	1.36	1.56
Dakota Fire (1)	1.38	1.41	1.59
EMC Property & Casualty Company	0.55	0.57	0.63
Union Insurance Company of Providence	0.54	0.56	0.62
Hamilton Mutual Insurance Company	0.73	0.76	0.89

(1)      The ratios for these companies reflects the issuance of an aggregate $25,000,000 of surplus notes to Employers Mutual. Surplus notes are considered to be a component of surplus for statutory reporting purposes; however, under U.S. generally accepted accounting principles, surplus notes are considered to be debt and are reported as a liability in the Company’s financial statements.

Reinsurance

The Company’s reinsurance subsidiary is a party to a quota share reinsurance retrocessional agreement with Employers Mutual (the “quota share agreement”). Under the terms of the quota share agreement, the reinsurance subsidiary assumes a 100 percent quota share portion of Employers Mutual’s assumed reinsurance business, exclusive of certain reinsurance contracts. This includes all premiums and related losses, settlement expenses and other underwriting and administrative expenses of this business, subject to a maximum loss of $3,000,000 per event ($2,000,000 per event prior to 2010). The cost of the $3,000,000 cap on losses assumed per event, which is treated as a reduction to premiums written, is 10.5 percent. The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, the reinsurance subsidiary assumes reinsurance business from the Mutual Reinsurance Bureau (MRB) pool and this pool provides a small amount of reinsurance protection to the EMC Insurance Companies. As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the EMC Insurance Companies’ direct business, after ceded reinsurance protections purchased by the MRB pool are applied. In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law. The reinsurance subsidiary assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement. Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled within 45 days after the end of each quarter. The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

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

Effective January 1, 2011, the terms of the quota share reinsurance agreement were revised. Under the terms of the revised quota share reinsurance agreement, the reinsurance subsidiary will assume 100 percent of Employers Mutual’s assumed reinsurance business, with certain exceptions, on a gross basis, and under a separate excess of loss reinsurance agreement, will cede to Employers Mutual all losses in excess of $3,000,000 per event. This new arrangement will allow the reinsurance subsidiary to have the $3,000,000 cap on losses per event on all assumed reinsurance business, including the reinsurance business written directly by the reinsurance subsidiary outside the quota share agreement. In addition, the cost of the $3,000,000 cap on losses assumed per event under the quota share reinsurance agreement decreased from 10.5 percent to 10.0 percent of assumed premiums written. This change is a result of efforts to ensure that the terms of the agreement are fair and equitable to both parties.

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

•
Other - includes a broad range of policies purchased by insureds engaged in a commercial activity that provide protection with respect to burglary and theft loss, aircraft, marine and other types of losses. This category also includes fidelity and surety bonds issued to secure performance.

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

The following table sets forth the aggregate direct premiums written of all parties to the pooling agreement for the three years ended December 31, 2010, by line of business.

	Year ended December 31,
	2010		2009		2008
Line of business	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
($ in thousands)
Commercial lines:
Automobile	$220,959	20.0%	$220,120	19.7%	$228,287	20.5%
Property	258,100	23.3	247,843	22.3	236,526	21.2
Workers' compensation	223,477	20.2	227,842	20.5	228,933	20.6
Liability	207,374	18.7	220,889	19.8	239,954	21.5
Other	30,064	2.7	32,296	2.9	33,234	3.0

Total commercial lines	939,974	84.9	948,990	85.2	966,934	86.8

Personal lines:
Automobile (1)	95,409	8.6	94,192	8.5	77,441	7.0
Property	70,012	6.3	67,648	6.1	66,774	6.0
Liability	1,923	0.2	2,044	0.2	2,197	0.2

Total personal lines	167,344	15.1	163,884	14.8	146,412	13.2

Total	$1,107,318	100.0%	$1,112,874	100.0%	$1,113,346	100.0%

(1) The amounts for 2010 and 2009 are somewhat distorted by a change from six month policies to annual policies.

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

The following table sets forth the assumed premiums written of the reinsurance subsidiary for the three years ended December 31, 2010, by line of business.

	Year ended December 31,
	2010		2009		2008
Line of business	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
($ in thousands)
Pro rata reinsurance:
Property and casualty	$7,951	9.5%	$7,436	9.8%	$8,682	11.8%
Property	15,092	18.0	19,773	26.0	18,270	24.8
Crop	3,572	4.2	2,172	2.9	4,205	5.7
Casualty	537	0.6	1,051	1.4	1,262	1.7
Marine/aviation	662	0.8	368	0.5	587	0.8

Total pro rata reinsurance	27,814	33.1	30,800	40.6	33,006	44.8

Excess-of-loss reinsurance:
Property	45,412	54.0	35,343	46.5	29,382	39.9
Casualty	10,809	12.9	9,782	12.9	11,223	15.3
Surety	20	-	(24)	-	7	-

Total excess-of-loss reinsurance	56,241	66.9	45,101	59.4	40,612	55.2

Total	$84,055	100.0%	$75,901	100.0%	$73,618	100.0%

Marketing and Distribution

Property and Casualty Insurance

The pool participants market a wide variety of commercial and personal lines insurance products through 16 full service branch offices, which actively write business in 41 states. The pool participants’ products are marketed exclusively through a network of over 2,100 local independent agents serviced by the branch offices. The pool participants primarily focus on the sale of commercial lines of property and casualty insurance to small and medium-sized businesses, which are considered to be policyholders that pay less than $100,000 in annual premiums. The pool participants also seek to provide more than one policy to a given customer, because this “account selling” strategy diversifies risks and generally improves underwriting results.

The pool participants wrote approximately $1.1 billion in direct premiums in 2010, with 85 percent of this business coming from commercial lines products and 15 percent coming from personal lines products. Although a majority of the pool participants’ business is generated by sales in the Midwest, Employers Mutual’s branch offices are located across the country to take advantage of local market conditions and opportunities, as well as to spread risk geographically. Each branch office performs its own underwriting, claims, marketing and risk management functions according to policies and procedures established and monitored by the home office. This decentralized network of branch offices allows the pool participants to develop marketing strategies, products and pricing that target the needs of individual marketing territories and take advantage of different opportunities for profit in each market. This operating structure also enables the pool participants to develop close relationships with the agents and customers with whom they do business.

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

The following table sets forth the geographic distribution of the aggregate direct premiums written of all parties to the pooling agreement for the three years ended December 31, 2010.

	Year ended December 31,
	2010	2009	2008

Colorado	2.4%	2.7%	3.0%
Illinois	4.0	4.0	4.1
Iowa	15.5	15.6	14.9
Kansas	9.9	9.9	9.6
Michigan	3.3	3.4	3.6
Minnesota	3.9	3.5	3.3
Nebraska	5.5	5.6	5.5
North Carolina	2.8	3.1	3.3
Pennsylvania	3.7	3.7	3.8
Texas	3.7	4.2	4.6
Wisconsin	6.0	5.8	5.5
Other *	39.3	38.5	38.8
	100.0%	100.0%	100.0%

* Includes all other jurisdictions, none of which accounted for more than 3 percent.

Reinsurance

The reinsurance subsidiary currently obtains 94 percent of its business from Employers Mutual through the quota share agreement and writes 6 percent directly. The reinsurance subsidiary relies on the financial strength of Employers Mutual to write the reinsurance business, as well as the competitive advantage that Employers Mutual has by virtue of being licensed in all 50 states. Reinsurance marketing is undertaken by Employers Mutual in its role as the direct writer of the reinsurance business; however, the reinsurance subsidiary is utilized in the marketing efforts to help differentiate the reinsurance business from the direct insurance business that is written by Employers Mutual and the other pool participants.

Employers Mutual’s reinsurance business is derived from two sources. Approximately 82 percent of Employers Mutual’s assumed reinsurance premiums earned in 2010 were generated through the activities of its Home Office Reinsurance Assumed Department (also known as “HORAD”). The reinsurance business written by HORAD is brokered through independent intermediaries. As a result, the risks assumed by HORAD do not materially overlap with the risks assumed by MRB (discussed below). The risks assumed by Employers Mutual through HORAD are directly underwritten and priced by Employers Mutual. As such, Employers Mutual has discretion with respect to the type and size of risks which it assumes and services through these activities. The majority of this business is assumed from domestic reinsureds, with foreign premium revenues contributing $13,312,000, $12,465,000, and $11,358,000 in 2010, 2009, and 2008, respectively.

The remaining 18 percent of Employers Mutual’s assumed reinsurance premiums earned in 2010 were generated through participation in the MRB pool, an unincorporated association through which Employers Mutual and four other unaffiliated insurance companies participate in a voluntary reinsurance pool to meet the reinsurance needs of small and medium-sized, unaffiliated mutual insurance companies. Employers Mutual has participated in the MRB pool since 1957. MRB is controlled by a board of directors composed of the five members, including one representative designated by Employers Mutual. As a member of this organization, Employers Mutual assumes its proportionate share of the risks ceded to MRB by unaffiliated insurers. Since MRB is structured on a joint liability basis, Employers Mutual, and therefore the Company’s reinsurance subsidiary, would be obligated with respect to the proportionate share of risks assumed by the other participants in the event they were unable to perform. MRB, which is operated by an independent management team, manages assumed risks through typical underwriting practices, including loss exposure controls provided through reinsurance coverage obtained for the benefit of MRB. The reinsurance risks for MRB arise primarily from the Northeast and Midwest markets. Underwriting of risks and pricing of coverage is performed by MRB management under general guidelines established by Employers Mutual and the other participating insurers. Except for this general oversight, Employers Mutual has only limited control over the risks assumed by, and the operating results of, MRB. Because of the joint liability structure, MRB participating companies must maintain a rating of “A-” (Excellent) or above from A.M. Best Company and meet certain other standards.

As previously reported on November 11, 2010, the Board of Directors of the MRB pool announced Country Mutual Insurance Company terminated its participation in the MRB pool effective January 1, 2011. As a result, Employers Mutual will become a one-fourth participant in the MRB pool, up from its current one-fifth participation.

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

It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business. Commissions paid by the reinsurance subsidiary to Employers Mutual for this purpose amounted to $23,797,000 in 2010. During 2010, Employers Mutual retained 10.5 percent of the net assumed premiums written subject to cession to the reinsurance subsidiary as compensation for the $3,000,000 cap on losses assumed per event, which amounted to $9,300,000. The reinsurance subsidiary also assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement, as well as the German business written directly. The net foreign currency exchange gain assumed by the reinsurance subsidiary in 2010 was $346,000.

Competition

Property and Casualty Insurance

The property and casualty insurance business is very competitive. The pool participants compete in the United States insurance market with numerous insurers, many of which have substantially greater financial resources. Competition in the types of insurance in which the pool participants are engaged is based on many factors, including the perceived overall financial strength of the insurer, industry ratings, premiums charged, contract terms and conditions, services offered, speed of claim payments, reputation and experience. Because the pool participants’ insurance products are marketed exclusively through independent agencies, they face competition to retain qualified agencies, as well as competition within the agencies. The pool participants also compete with direct writers, who utilize salaried employees and generally offer their products at a lower cost, exclusive agencies, who write insurance business for only one company, and to a lesser extent, internet-based enterprises. Employers Mutual’s decentralized network of 16 branch offices allows the pool participants to enhance business relationships with agents and customers and develop products, marketing strategies and pricing parameters targeted to individual territories. The pool participants also utilize a profit-sharing plan as an incentive for the independent agencies to place high-quality insurance business with them.

Reinsurance

Employers Mutual, in writing reinsurance business through its HORAD operation, competes in the global reinsurance market with numerous reinsurance companies, many of which have substantially greater financial resources. Competition for reinsurance business is based on many factors, including the perceived financial strength, industry ratings, stability in products offered and licensing status. Some ceding companies have tended to favor large, highly-capitalized reinsurance companies who are able to provide “mega” line capacity for multiple lines of business. Employers Mutual faces the risk of ceding companies becoming less interested in diversity and spread of reinsurance risk in favor of having fewer, highly-capitalized reinsurance companies on their program.

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

A.M. Best Company Ratings

Property and Casualty Insurance

A.M. Best Company (A.M. Best) rates insurance companies based on their relative financial strength and ability to meet their contractual obligations. The most recent A.M. Best Property Casualty Key Rating Guide gives the Company’s property and casualty insurance subsidiaries a financial strength rating of “A-” (Excellent), with a positive ratings outlook, in their capacity as participants in the pooling agreement. A.M. Best re-evaluates its ratings from time to time (normally on an annual basis) and there can be no assurance that the Company’s property and casualty insurance subsidiaries and the other pool participants will maintain their current rating in the future. Management believes that an A.M. Best rating of “A-” (Excellent) or better is important to the Company’s business since many insureds require that companies with which they insure be so rated. A.M. Best’s publications indicate that the “A-“ (Excellent) rating is assigned to companies that have achieved excellent overall performance and have a strong ability to meet their obligations over a long period of time. A downgrade of the Company’s property and casualty insurance subsidiaries’ rating would adversely affect the Company’s competitive position and make it more difficult for it to market its products, and retain its existing agents and policyholders. A.M. Best’s ratings are based upon factors of concern to policyholders and insurance agents, and are not directed toward the protection of investors.

Reinsurance

The most recent A.M. Best Property Casualty Key Rating Guide gives the Company’s reinsurance subsidiary a financial strength rating of “A-” (Excellent), with a positive ratings outlook. However, because the majority of the reinsurance business assumed by the reinsurance subsidiary is produced by Employers Mutual, the rating of the reinsurance subsidiary is not critical to the Company’s reinsurance operations. The rating of Employers Mutual is, however, critical to the Company’s reinsurance operations, as the unaffiliated insurance companies that cede business to Employers Mutual view the rating as an indication of Employers Mutual’s ability to meet its obligations to those insurance companies. Employers Mutual’s rating of “A-” (Excellent) has resulted in the loss of some reinsurance business because some insurance companies require a rating of “A” (Excellent) or higher. A downgrade of Employers Mutual’s rating would have a material adverse impact on the Company’s reinsurance subsidiary, as a downgrade would negatively impact Employers Mutual’s ability to write reinsurance business and, consequently, to cede that business to the Company’s reinsurance subsidiary.

Statutory Combined Trade Ratios

The following table sets forth the statutory combined trade ratios of the Company’s insurance subsidiaries and the property and casualty insurance industry averages for the five years ended December 31, 2010. The combined trade ratios below are the sum of the following: the loss ratio, calculated by dividing losses and settlement expenses incurred by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written and policyholder dividends by net premiums earned. Generally, if the combined trade ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.

	Year Ended December 31,
	2010	2009	2008	2007	2006

Property and casualty insurance
Loss ratio	68.9%	65.6%	73.9%	62.1%	56.6%
Expense ratio	37.0%	37.8%	35.6%	36.2%	36.1%
Combined trade ratio	105.9%	103.4%	109.5%	98.3%	92.7%

Reinsurance (1)
Loss ratio	55.8%	65.4%	83.8%	67.0%	68.5%
Expense ratio	32.3%	22.0%	23.7%	22.9%	24.0%
Combined trade ratio	88.1%	87.4%	107.5%	89.9%	92.5%

Total insurance operations
Loss ratio	66.1%	65.6%	75.8%	63.0%	58.8%
Expense ratio	36.0%	34.7%	33.3%	33.8%	34.0%
Combined trade ratio	102.1%	100.3%	109.1%	96.8%	92.8%

Property and casualty insurance industry averages (2)
Loss ratio	74.5%	72.7%	77.1%	67.7%	65.3%
Expense ratio	28.5%	28.5%	28.0%	27.9%	27.1%
Combined trade ratio	103.0%	101.2%	105.1%	95.6%	92.4%

(1)      The 2006 expense ratio and combined trade ratio for “reinsurance” are distorted by $3,440,000 of negative premiums written and $1,343,000 of commission income that were recorded in connection with the change in Employers Mutual’s participation in the MRB pool. Excluding these adjustments, the expense ratio and combined trade ratio for “reinsurance” would have been 24.7 percent and 93.2 percent, respectively. These adjustments were not large enough to impact the expense ratio and the combined trade ratio for “total insurance operations.”

(2)      As reported by A.M. Best Company. The ratio for 2010 is an estimate; the actual combined trade ratio is not currently available.

Claims Management

The pool participants believe that effective claims management is critical to their success. To this end, the pool participants have adopted a customer-focused claims management process that is believed to be cost efficient, and able to deliver a level of claims service that produces superior claims results. The claims management process is focused on controlling claims from their inception, accelerating communication to insureds and claimants and compressing the cycle time of claims to control both loss costs and claims-handling costs. The pool participants believe their process provides quality service and results in the appropriate handling of claims, allowing them to cost-effectively pay valid claims and contest fraudulent claims.

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

The Company does not discount reserves. Inflation is implicitly provided for in the reserving function through analysis of cost trends, reviews of historical reserving results and projections of future economic conditions. Estimates of individual case loss reserves are monitored and reviewed on a regular basis by claim staff members. Special attention is given to claims $100,000 or greater, and long-term and lifetime medical claims. Based on currently available information, individual case loss reserves are revised to reflect changes in estimated ultimate settlement values.

Despite the inherent uncertainties of estimating loss and settlement expense reserves, management believes that the Company’s reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that the reserve for losses and settlement expenses at December 31, 2010 represents management’s best estimate of the Company’s overall liability.

Reserving Methodology

Management does not use accident year loss picks to establish the Company’s carried reserves. Case loss and IBNR reserves, as well as settlement expense reserves, are established independently of each other and added together to get the Company’s total loss and settlement expense reserve. The Company’s reserving methodology was expanded during 2007 to include bulk case loss reserves, which supplement the aggregate case loss reserves and are used by management to establish its best estimate of the Company’s liability for reported claims. By establishing bulk (i.e. IBNR and settlement expense) reserves independently of the case loss reserves, management believes that it is able to appropriately estimate the Company’s total loss and settlement expense exposures.

Case loss reserves are the individual reserves established for each reported claim based on the specific facts of each claim. Individual case loss reserves are based on the probable, or most likely, outcome for each claim, with probable outcome defined as what is most likely to be awarded if the case were to be decided by a civil court in the applicable venue or, in the case of a workers’ compensation case, by that state’s Workers’ Compensation Commission. Bulk case loss reserves are actuarially derived and, beginning in 2010, are allocated to the various accident years on the basis of an annual study of indicated reserve adequacy by accident year maturity. Previously, bulk case loss reserves were allocated to the various accident years on the basis of the underlying aggregated case loss reserves of the applicable lines of business.

IBNR loss reserves are established by applying actuarially derived “IBNR factors” to the previous twelve months earned premiums. The IBNR factors are determined for each line of business on an annual basis through an actuarial study of historic IBNR emergence relative to on-level premium. The IBNR factors are adjusted on a quarterly basis for rate level changes, and may be further adjusted if the actuarial department recommends that a change in the overall reserve level is warranted. The formula IBNR loss reserve established through this process is for all accident years combined, and is allocated to the various accident years by applying an allocation factor to the total formula IBNR amount. The accident year allocation factors are determined by line of business and, beginning in 2010, are based on an annual study of indicated reserve adequacy by accident year maturity, as well as historic IBNR emergence. Previously, the formula IBNR loss reserve was allocated to the various accident years based solely on a study of the lag in historic claims reporting patterns from occurrence date to reported date. Other categories of the IBNR loss reserve, which are used to cover exposures associated with asbestos and environmental claims, storms and catastrophic events, are established independently. IBNR loss reserves associated with catastrophe and storm losses are event-specific, and are initially established based on known exposures and estimates of loss frequency and severity. The initial projections are adjusted as actual loss information is reported.

Settlement expense reserves (other than for asbestos and environmental claims) are established by applying actuarially derived “settlement expense factors” to the loss reserves. The settlement expense factors are determined for each line of business on a quarterly basis through an actuarial study of historical ratios of paid expenses to paid losses. The settlement expense reserve established through this process is for all accident years combined, and is allocated to the various accident years proportional to the loss reserves. Asbestos and environmental settlement expense reserves are established by management to achieve indicated survival ratios (i.e., number of years until reserve exhaustion based on the most recent three-year average of annual loss and settlement expense payments) believed to provide multiple years of claims and/or settlement expense payments before reserve exhaustion. These reserves are monitored quarterly, with action taken when the indicated survival ratio falls outside a prudent range approved by management, or quantifiable new information indicates a change in reserve level is needed.

Reserve Evaluation and Determination of Management’s Best Estimate of Overall Liability

Prior to the end of each quarter, management utilizes standard loss development methodologies to evaluate the adequacy of the previous quarter’s carried reserves. Management employs the use of paid and incurred accident year triangles, in what is normally referred to as the “chain ladder” method, to perform this evaluation. Management organizes the paid and incurred losses on a “rolling” accident year basis, meaning that at any particular quarter-end, an accident year is defined by the most recent four quarters and will, therefore, cross calendar years except at year-end. Using five different averaging periods to compute loss development factors, five separate point estimates of indicated reserves are developed for each paid and incurred triangle. The high and low point estimates derived from this process establish the actuarial range of reasonable reserves. An additional benchmark, referred to as the actuarial central estimate, is determined by calculating a separate point estimate using “selected paid” and “selected incurred” estimates. This actuarial central estimate is deemed to be an action point in the evaluation of the Company’s carried reserves. If the prior quarter’s total carried reserves fall below this threshold, the actuarial department will recommend that an adjustment be made to the current quarter’s carried reserves.

A separate evaluation of the prior quarter’s case and bulk case loss reserves is also performed each quarter. The evaluation methodology utilized is similar to the total carried reserves review, except that the accident year triangles include development on reported claims only. Prior to 2010, only a paid chain ladder was used in this evaluation.

The determination of management’s best estimate of the Company’s overall liability at each quarterly reporting date begins with the actuarial department performing a comparison of the prior quarter’s total carried reserves to the actuarial range of reasonable reserves and actuarial central estimate (as described in the preceding paragraph) for such prior quarter. Generally, if the prior quarter’s carried reserves are within a few percentage points of, but not below, the actuarial central estimate, and if the separate review of the case and bulk case loss reserves indicates that those reserves are within a few percentage points of the case reserve actuarial central estimate, the actuarial department will report that it is comfortable with the current quarter’s carried reserves, and the current quarter’s total carried reserves are deemed to be management’s best estimate of the Company’s overall liability. If the prior quarter’s total carried reserves fall outside of that quarter’s actuarial range of reasonable reserves, or if the review of the previous quarter’s total carried reserve and/or case and bulk case loss reserves indicates that those reserves are not within a few percentage points of their respective actuarial central estimate, the actuarial department will recommend that an adjustment be made to the current quarter’s total carried reserves. Management reviews all recommendations submitted by the actuarial department and considers such recommendations in the determination of its best estimate of overall liability.

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

	Year ended December 31,
	2010	2009	2008
	($ in thousands)
Gross reserves at beginning of year	$556,152	$573,032	$551,602
Re-valuation due to foreign currency exchange rates	(166)	(228)	(597)
Ceded reserves at beginning of year	(28,171)	(33,009)	(31,878)
Net reserves at beginning of year	527,815	539,795	519,127

Incurred losses and settlement expenses
Provision for insured events of the current year	305,390	297,372	329,573
Decrease in provision for insured events of prior years	(50,749)	(48,622)	(35,308)
Total incurred losses and settlement expenses	254,641	248,750	294,265

Payments
Losses and settlement expenses attributable to insured events of the current year	122,330	111,501	133,470
Losses and settlement expenses attributable to insured events of prior years	132,655	149,229	140,127
Total payments	254,985	260,730	273,597

Net reserves at end of year	527,471	527,815	539,795
Ceded reserves at end of year	29,062	28,171	33,009
Gross reserves at end of year, before foreign currency re-valuation	556,533	555,986	572,804
Re-valuation due to foreign currency exchange rates	(392)	166	228
Gross reserves at end of year	$556,141	$556,152	$573,032

Following is a detailed analysis of the development the Company has experienced on its prior accident years’ reserves during the past three years. Care should be exercised when attempting to analyze the financial impact of the reported development amounts because, as noted above, the overall expectation is that, more often than not, favorable development will occur as the prior accident years’ reserves run off.

Year ended December 31, 2010

Property and casualty insurance segment

For the property and casualty insurance segment, the December 31, 2010 estimate of loss and settlement expense reserves for accident years 2009 and prior decreased $28,726,000 from the estimate at December 31, 2009. This decrease represented approximately 7.0 percent of the December 31, 2009 carried reserves. No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2010; however, three changes were made to the procedures used to establish and allocate certain reserves to the various accident years. First, the bulk case loss reserve methodology was enhanced with the introduction of an "incurred" accident year chain ladder method to supplement the "paid" chain ladder review. This change in procedure had no impact on the reported development amounts. Second, the procedure for allocating the formula IBNR reserve to the various accident years was revised to incorporate an analysis of reserve adequacy by accident year maturity, as well as historic IBNR emergence. This change resulted in the movement of $5,494,000 of IBNR reserves from the current accident year to prior accident years, and hence, is reported as adverse development on prior years’ reserves. Finally, the accident year allocation factors for the bulk case loss reserves have been developed using the same methodology as the IBNR accident year allocation factors. This change resulted in the movement of $688,000 in bulk case loss reserves from prior accident years to the current accident year, and therefore is reported as favorable development on prior years’ reserves. The new IBNR and bulk case loss reserve accident year allocation factors were implemented effective December 31, 2010, and will be reviewed annually.

Reserves on previously reported claims developed favorably in 2010 by approximately $18,738,000. Of that amount, $688,000 is attributable to the newly implemented accident year allocation factors for bulk case loss reserves. Favorable development on case and bulk case loss reserves occurred in all major lines of business. For all lines combined, the latest five prior accident years were responsible for over 73 percent of the total favorable development. In aggregate, the favorable development on previously reported claims was attributable to decreased severity on claims that closed during 2010. The following table displays the development experienced on previously reported claims, as well as the development amounts generated by the change in accident year allocation factors, by line of business:

Line of business	Development experienced on previously reported claims	Development associated with the change in accident year allocation factors	Total development on previously reported claims
($ in thousands)
Personal auto liability	$(1,929)	$-	$(1,929)
Commercial auto liability	(546)	(1,166)	(1,712)
Auto physical damage	(1,164)	-	(1,164)
Workers' compensation	(4,756)	532	(4,224)
Other liability	(2,009)	(54)	(2,063)
Commercial property	(3,911)	-	(3,911)
Homeowners	(1,287)	-	(1,287)
Bonds	(2,448)	-	(2,448)

Total	$(18,050)	$(688)	$(18,738)

Overall, IBNR loss reserves developed favorably by $4,614,000. This favorable development is attributed to several factors, including better than expected emergence ($8,246,000), reductions in the carried formula IBNR loss reserves based on actions taken as a result of scheduled reserve reviews ($1,235,000), and the impact of underlying exposure decreases ($1,406,000), which result from the fact that formula IBNR loss reserves are calculated through the application of IBNR factors to premiums earned, thus, exposure changes affect the amount of carried reserves. The favorable development generated by these factors was partially offset by adverse development stemming from the change in IBNR accident year allocation factors described above ($5,494,000) and a change in line-of-business distribution ($779,000). For all lines combined, almost all of the favorable development was attributable to accident years 2008 and 2009. The following table displays the development experienced on IBNR loss reserves from each of these factors, by line of business:

	Development on IBNR reserves resulting from:
Line of business	Loss emergence different than expected	Actions taken as a result of scheduled reserve reviews	Change in underlying exposure	Change in accident year allocation factors	Change from line-of- business distribution	Total
($ in thousands)
Personal auto liability	$(240)	$(278)	$12	$-	$-	$(506)
Commercial auto liability	(3,328)	5	57	913	(40)	(2,393)
Auto physical damage	(292)	(17)	4	48	334	77
Workers' compensation	(1,169)	(6)	(123)	3,480	(123)	2,059
Other liability	(3,293)	(486)	(1,403)	784	(206)	(4,604)
Commercial property	(833)	(202)	88	376	(189)	(760)
Homeowners	(1,165)	(29)	(5)	263	(132)	(1,068)
Bonds	2,074	(222)	(36)	(370)	1,135	2,581

Total	$(8,246)	$(1,235)	$(1,406)	$5,494	$779	$(4,614)

Total settlement expense reserves developed favorably in 2010 by $6,684,000. Approximately 60 percent of the favorable development was attributed to defense and cost containment expenses. The reserves associated with these expenses were established in bulk and were allocated to the various accident years in proportion to the accident year distribution of the underlying loss reserves. During 2010, the underlying loss reserves experienced favorable development, which generated favorable development in the settlement expense reserves. However, the portion of this reserve associated with asbestos claims experienced adverse development of $3,420,000 due to strengthening required to increase the indicated survival ratio, which has declined in recent years due to increased litigation costs, to a more prudent level. Also, the changes in the IBNR and bulk case loss reserve accident year allocation factors generated $1,230,000 of adverse development in the defense and cost containment expense reserves. The remaining 40 percent of favorable development was attributed to adjusting and other expenses (i.e., internal claims department, independent adjuster and miscellaneous settlement expenses). Differences in the allocation factors used to distribute the reserves for these expenses at year-end 2010 compared to year-end 2009 generated $111,000 of adverse development. The majority of the remaining favorable development resulted from settlement expense payments that were lower than anticipated in the payment patterns used in the December 31, 2009 accident year allocations. This favorable development occurred primarily in the other liability line of business.

Prior accident years’ reserves for non-voluntary assumed business developed adversely by $373,000, attributed primarily to assigned risk pools.

The above results reflect prior accident year reserve development on a direct and assumed basis. During 2010, ceded losses and settlement expenses for prior accident years decreased $244,000. This decrease in reinsurance recoveries was recognized as adverse development.

Reinsurance segment

For the reinsurance segment, the December 31, 2010 estimate of loss and settlement expense reserves for accident years 2009 and prior decreased $ 22,023,000 from the estimate at December 31, 2009. This represented 15.1 percent of the December 31, 2009 carried reserves. The HORAD and MRB portions of the book contributed 65 percent and 35 percent of the favorable development, respectively. For MRB, the favorable development was primarily associated with a reclassification of $6,065,000 of IBNR reserves to contingent commission reserves, which generated favorable development in accident years 2004 through 2008, but had no impact on operating income. For HORAD, much of the development is attributed to reported losses that were below December 2009 implicit projections for policy years 2007 through 2008 in the property and casualty classes, and policy year 2009 in the catastrophe and multi-line classes.

No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expenses reserves during 2010.

Year ended December 31, 2009

Property and casualty insurance segment

For the property and casualty insurance segment, the December 31, 2009 estimate of loss and settlement expense reserves for accident years 2008 and prior decreased $34,641,000 from the estimate at December 31, 2008. This decrease represented approximately 8.1 percent of the December 31, 2008 carried reserves. No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2009.

Reserves on previously reported claims developed favorably in 2009 by approximately $12,509,000. Favorable development on case and bulk case loss reserves occurred in most major lines of business: commercial property ($5,438,000), other liability ($3,180,000), homeowners ($1,388,000), auto physical damage ($1,286,000), personal auto liability ($1,072,000), bonds ($601,000) and workers’ compensation ($83,000). Partially offsetting this favorable development was adverse development on the commercial auto line of business ($539,000). For all lines combined, the latest five prior accident years were responsible for over 95 percent of the total favorable development. In aggregate, the favorable development on previously reported claims was attributable to decreased severity on claims that closed during 2009.

IBNR loss reserves for prior accident years developed favorably by $12,130,000 as a result of better than expected emergence ($11,066,000), a reduction in the formula IBNR loss reserves based on an experience review ($801,000), and a change in the line of business distribution ($263,000). The emergence of IBNR claims was less than the decrease in prior accident years’ IBNR loss reserves and arose from nearly all major lines of business: other liability ($4,085,000), commercial auto liability ($2,176,000), workers’ compensation ($1,978,000), homeowners ($1,113,000), commercial property ($861,000), auto physical damage ($704,000), and personal auto liability ($467,000). Partially offsetting this favorable development was adverse development on bonds ($318,000). For all lines combined, approximately 99 percent of the favorable development was attributable to accident years 2007 and 2008.

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

Total settlement expense reserves developed favorably in 2009 by $9,291,000. Approximately 75 percent of the favorable development was attributed to defense and cost containment expenses. The reserves associated with these expenses were established in bulk and were allocated to the various accident years in proportion to the accident year distribution of the underlying loss reserves. During 2009, the underlying loss reserves experienced favorable development, which generated favorable development in the settlement expense reserves. The remaining 25 percent of favorable development was attributed to adjusting and other expenses (i.e., internal claims department, independent adjuster and miscellaneous settlement expenses). Differences in the allocation factors used to distribute the reserves for these expenses at year-end 2009 compared to year-end 2008 generated $210,000 of favorable development. The majority of the remaining favorable development resulted from settlement expense payments that were lower than anticipated in the payment patterns used in the December 31, 2008 accident year allocations. This favorable development occurred primarily in the other liability, workers’ compensation and commercial auto liability lines of business.

Prior accident years’ reserves for non-voluntary assumed business developed favorably by $70,000, attributable primarily to assigned risk pools.

The above results reflect prior accident year reserve development on a direct and assumed basis. During 2009, ceded losses and settlement expenses for prior accident years increased $820,000. This increase in reinsurance recoveries was recognized as favorable development.

Reinsurance segment

For the reinsurance segment, the December 31, 2009 estimate of loss and settlement expense reserves for accident years 2008 and prior decreased $13,981,000 from the estimate at December 31, 2008. This represented 9.7 percent of the December 31, 2008 carried reserves and was primarily attributable to the HORAD book of business for accident year 2008. Included in this amount was $4,160,000 of favorable development that occurred in the fourth quarter as a result of a reduction in bulk IBNR loss reserves and the winding down of the MAERP Reinsurance Association. Much of the development could be attributed to reported losses that were below December 2008 implicit projections for policy years 2007 through 2008 in the property and casualty classes, and policy year 2008 in the catastrophe and multiline classes.

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

The above results reflect prior accident year reserve development on a direct and assumed basis. During 2008, ceded losses and settlement expenses for prior accident years increased $503,000. This increase in reinsurance recoveries was recognized as favorable development.

Reinsurance segment

For the reinsurance segment, the December 31, 2008 estimate of loss and settlement expense reserves for accident years 2007 and prior decreased $13,744,000 from the estimate at December 31, 2007. This represented 9.7 percent of the December 31, 2007 carried reserves and was primarily attributable to the 2007 accident year in the HORAD book of business. Much of this development could be attributed to reported losses that were below December 2007 implicit projections for policy years 2005 through 2007 in the property, casualty and multi-line classes.

For the HORAD and MRB books of business combined, the favorable development could be attributed to the property pro rata, property excess, and casualty excess lines of business.

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

	Year ended December 31,
($ in thousands)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

Statutory reserves for losses and settlement expenses	276,103	303,643	321,945	354,200	405,683	502,927	514,576	521,159	541,254	529,527	529,672

Retroactive restatement of reserves in conjunction with the increase in the property and casualty insurance subsidiaries' aggregate participation in the pooling agreement	55,052	58,392	61,010	65,696	78,818	-	-	-	-	-	-

Statutory reserves after retroactive restatement	331,155	362,035	382,955	419,896	484,501	502,927	514,576	521,159	541,254	529,527	529,672

GAAP Adjustments	(1,070)	(1,242)	(1,381)	(1,378)	(1,364)	(1,526)	(1,827)	(2,032)	(1,459)	(1,712)	(2,201)

Reserves for losses and settlement expenses	330,085	360,793	381,574	418,518	483,137	501,401	512,749	519,127	539,795	527,815	527,471

Paid (cumulative) as of:
One year later	120,384	129,501	131,395	137,875	139,665	125,043	137,265	140,127	149,229	132,655	-
Two years later	189,404	206,088	213,756	221,724	210,516	202,851	217,804	221,285	221,157	-	-
Three years later	238,116	258,117	270,782	272,448	265,049	257,114	268,933	266,267	-	-	-
Four years later	269,795	296,491	301,714	302,862	298,997	290,940	297,075	-	-	-	-
Five years later	291,121	316,686	321,647	324,775	320,136	309,532	-	-	-	-	-
Six years later	302,150	329,575	338,375	339,633	333,478	-	-	-	-	-	-
Seven years later	310,817	340,759	350,140	349,338	-	-	-	-	-	-	-
Eight years later	318,173	350,003	357,911	-	-	-	-	-	-	-	-
Nine years later	325,287	356,101	-	-	-	-	-	-	-	-	-
Ten years later	330,535	-	-	-	-	-	-	-	-	-	-

Reserves re-estimated as of:
End of year	330,085	360,793	381,574	418,518	483,137	501,401	512,749	519,127	539,795	527,815	527,471
One year later	335,582	369,076	391,544	445,221	467,729	459,485	474,011	483,819	491,173	477,066	-
Two years later	346,015	383,987	418,518	445,378	448,803	446,279	460,931	464,515	469,576	-	-
Three years later	356,473	398,250	422,873	437,123	444,910	437,589	449,500	447,685	-	-	-
Four years later	364,824	407,791	421,657	437,559	436,690	429,680	437,096	-	-	-	-
Five years later	372,567	409,035	428,458	432,891	431,878	423,365	-	-	-	-	-
Six years later	374,515	413,355	426,893	430,665	428,737	-	-	-	-	-	-
Seven years later	378,071	412,947	428,004	427,508	-	-	-	-	-	-	-
Eight years later	378,343	414,916	424,632	-	-	-	-	-	-	-	-
Nine years later	380,039	411,149	-	-	-	-	-	-	-	-	-
Ten years later	376,378	-	-	-	-	-	-	-	-	-	-

Cumulative redundancy (deficiency)	$(46,293)	(50,356)	(43,058)	(8,990)	54,400	78,036	75,653	71,442	70,219	50,749	-

Gross loss and settlement expense reserves - end of year (A)	344,398	375,919	394,810	444,901	515,509	544,051	548,358	551,005	572,804	555,986	556,533
Reinsurance receivables	14,313	15,126	13,236	26,383	32,372	42,650	35,609	31,878	33,009	28,171	29,062
Net loss and settlement expense reserves - end of year	$330,085	360,793	381,574	418,518	483,137	501,401	512,749	519,127	539,795	527,815	527,471

Gross re-estimated reserves - latest (B)	396,442	434,419	450,955	461,055	461,388	461,162	467,675	480,669	501,954	503,481	556,533
Re-estimated reinsurance receivables - latest	20,064	23,270	26,323	33,547	32,651	37,797	30,579	32,984	32,378	26,415	29,062
Net re-estimated reserves -latest	$376,378	411,149	424,632	427,508	428,737	423,365	437,096	447,685	469,576	477,066	527,471

Gross cumulative redundancy (deficiency) (A-B)	$(52,044)	(58,500)	(56,145)	(16,154)	54,121	82,889	80,683	70,336	70,850	52,505	-

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

The following table presents asbestos and environmental-related losses and settlement expenses incurred and reserves outstanding, net of reinsurance, for the Company:

	Year ended December 31,
	2010	2009	2008
	($ in thousands)
Losses and settlement expenses incurred:
Asbestos:
Property and casualty insurance	$2,809	$796	$1,502
Reinsurance	-	-	-
	2,809	796	1,502
Environmental:
Property and casualty insurance	(260)	115	(83)
Reinsurance	-	-	-
	(260)	115	(83)
Total losses and settlement expenses incurred	$2,549	$911	$1,419

	Year ended December 31,
	2010	2009	2008
Loss and settlement expense reserves:	($ in thousands)
Asbestos:
Property and casualty insurance	$5,278	$3,922	$4,356
Reinsurance	538	573	581
	5,816	4,495	4,937
Environmental:
Property and casualty insurance	547	1,003	1,130
Reinsurance	720	721	722
	1,267	1,724	1,852
Total loss and settlement expense reserves	$7,083	$6,219	$6,789

The property and casualty insurance subsidiaries have exposure to environmental and asbestos claims arising primarily from the other liability line of business. These exposures are closely monitored by management, and IBNR loss reserves have been established to cover estimated ultimate losses. The asbestos reserves were strengthened in each of the last three years based on examinations of the implied survival ratio, which has deteriorated due to an increase in both paid losses and paid settlement expenses. Settlement expense payments have increased significantly over the past three years and have been the primary driver behind the implemented reserve increases. The primary cause of the increase in paid settlement expenses is the retention of a National Coordinating Counsel (NCC) in 2008 for a policyholder having asbestos exposure in numerous jurisdictions. The NCC has provided, and continues to provide, significant services in the areas of document review, discovery, deposition and trial preparation. The dollar amount of paid losses peaked in 2008, and though subsequent years have fared better, payment activity remains significantly higher than pre-2008 levels.

Environmental reserves are established in consideration of the implied survival ratio. Estimation of ultimate liabilities for these exposures is unusually difficult due to unresolved issues such as whether coverage exists, the definition of an occurrence, the determination of ultimate damages and the allocation of such damages to financially responsible parties. Therefore, any estimation of these liabilities is subject to greater than normal variation and uncertainty, and ultimate payments for losses and settlement expenses for these exposures may differ significantly from the carried reserves.

Based upon current facts, management believes the reserves carried for asbestos and environmental-related claims at December 31, 2010 are adequate. Although future changes in the legal and political environment may result in adjustment to these reserves, management believes any adjustment will not have a material impact on the financial condition or results of operations of the Company.

Reinsurance Ceded

Property and Casualty Insurance

The pool participants cede insurance in the ordinary course of business for the primary purpose of limiting their maximum loss exposure. The pool participants also purchase catastrophe reinsurance to cover multiple losses arising from a single event.

All major reinsurance treaties, with the exception of the pooling agreement, the personal and commercial boiler treaties, and an employment practices liability contract, are on an “excess-of-loss” basis whereby the reinsurer agrees to reimburse the pool participants for covered losses in excess of a predetermined amount, up to a stated limit. The boiler treaties and the employment practices liability contract provide for 100 percent reinsurance of the pool’s direct boiler and employment practices exposures. Facultative reinsurance from approved domestic markets, which provides reinsurance on an individual risk basis and requires specific agreement of the reinsurer as to the limits of coverage provided, is purchased when coverage by an insured is required in excess of treaty capacity or where a high-risk type policy could expose the treaty reinsurance programs.

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

A summary of the reinsurance treaties benefiting the pool participants during 2010 is presented below. Retention amounts reflect the accumulated retentions and co-participation of all layers within a treaty.
Type of reinsurance treaty	Retention		Limits
Property per risk	$4,000,000	100	percent of $61,000,000
Property catastrophe	$17,450,000	95	percent of $160,000,000
Casualty	$3,500,000	96	percent of $38,000,000
Workers' compensation excess	$-		$20,000,000 excess of $40,000,000
Umbrella	$2,000,000	100	percent of $8,000,000
Fidelity	$1,200,000	95	percent of $4,000,000
Surety	$2,700,000	91	percent of $19,000,000
Boiler - Commercial Lines	$-	100	percent of $100,000,000
Boiler - Personal Lines	$-	100	percent of $50,000
Employment Practices Liability	$-	100	percent of $100,000

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

The major reinsurers in the pool participants’ reinsurance programs during 2010 are presented below. The percentages represent the reinsurers’ share of the total reinsurance protection under all coverages. Each type of coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within these coverages. All programs (except the boiler program) are handled by reinsurance brokers. The reinsurance of those programs is syndicated to approximately 47 domestic and foreign reinsurers.

In formulating reinsurance programs, Employers Mutual is selective in its choice of reinsurers. Employers Mutual selects reinsurers on the basis of financial stability and long-term relationships, as well as the price of the coverage. Reinsurers are generally required to have an A.M. Best rating of “A” (Excellent) or higher and a minimum policyholders’ surplus of $250,000,000.

Property per risk, property catastrophe and casualty coverages	Percent of total reinsurance protection	2010 A.M. Best rating
Underwriters at Lloyd's of London	31.2%	A
Mutual Reinsurance Bureau	15.8%	(1)
Hannover Ruckversicherung AG	10.4%	A
Platinum Underwriters Reinsurance, Inc.	5.7%	A
Munich Reinsurance America Inc.	4.4%	A	+
Catlin Insurance Company Ltd.	4.0%	A
R + V Versicherung AG	3.2%	(2)
QBE Reinsurance Corporation	3.1%	A

Workers' compenstion excess coverage
Underwriters at Lloyd's of London	43.2%	A
Tokio Millennium Re Ltd.	30.0%	A	+
Allied World Assurance Company Ltd.	10.0%	A
Munich Reinsurance America Inc.	10.0%	A	+
Amlin Bermuda Ltd.	6.8%	A

Umbrella coverage
January 1 - June 30, 2010:
Transatlantic Reinsurance Company	25.0%	A
Swiss Reinsurance America Corporation	20.0%	A
TOA Reinsurance Company of America	17.5%	A
Hannover Ruckversicherung AG	17.5%	A
QBE Reinsurance Corporation	10.0%	A
Axis Reinsurance Company	10.0%	A

July 1 - December 31, 2010:
Transatlantic Reinsurance Company	20.0%	A
Swiss Reinsurance America Corporation	20.0%	A
Hannover Ruckversicherung AG	20.0%	A
TOA Reinsurance Company of America	17.5%	A
QBE Reinsurance Corporation	12.5%	A
Axis Reinsurance Company	10.0%	A

Fidelity and surety coverages
Transatlantic Reinsurance Company	40.0%	A
Partner Reinsurance Company of the US	25.5%	A	+
Hannover Ruckversicherung AG	22.2%	A
Odyssey America Reinsurance Corp.	12.3%	A

Boiler - commercial lines coverage
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A	+

Boiler - personal lines coverage
Factory Mutual Insurance Company	100.0%	A	+

Employment practices liability coverage
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A	+

(1)
Mutual Reinsurance Bureau (MRB) is composed of Employers Mutual and four other unaffiliated mutual insurance companies. MRB is backed by the financial strength of the five member companies. All of the members of MRB were assigned an “A-” (Excellent) or better rating by A.M. Best.

(2)	R + V Versicherung AG is not rated by A.M. Best, but maintains an A+ rating from Standard & Poor’s.

On December 26, 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIA Reauthorization Act”) was signed into law, effective through December 31, 2014. The TRIA Reauthorization Act continued the Federal backstop on losses from certified terrorism events from foreign sources, and expanded coverage to include domestic terrorism. The TRIA Reauthorization Act covers most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, but with exclusions for commercial automobile insurance, burglary and theft insurance, surety insurance, professional liability insurance, and farm owners multiple peril insurance. Each insurer has a deductible amount, which is calculated as a percentage of the prior year’s direct commercial lines premiums earned for the applicable lines of business, and a 15 percent retention above the deductible. The percentage used in the deductible calculation is 20 percent. The TRIA Reauthorization Act caps losses at $100 billion annually; no insurer that has met its deductible will be liable for payment of any portion above that amount. For the Company, the TRIA Reauthorization Act deductible is approximately $41,100,000.

Prior to January 1, 2009, the pool participants maintained stand-alone reinsurance coverage for terrorism claims with limits corresponding to the TRIA Reauthorization Act deductible. Effective January 1, 2009, the stand-alone reinsurance coverage for terrorism claims was not renewed. As a result, coverage for terrorism losses was expanded in the renewal of the pool participants’ reinsurance programs for property and casualty risks (including coverage for the aggregation of property claims from catastrophic losses, subject to a $10,000,000 per any one risk limit under the property catastrophe program). In summary, coverage under these contracts now includes both domestic and foreign terrorism, though foreign terrorism is limited to one limit per layer. For property lines, foreign terrorism coverage is further restricted to exclude from coverage in most layers certain high risk areas in Chicago, New York, Los Angeles, San Francisco, and all of Washington D.C. Nuclear, biological, chemical and radiation losses (regardless of foreign or domestic terrorism sources) are excluded, except for the primary casualty lines of business which have one limit of coverage per layer.

Reinsurance

The reinsurance subsidiary does not purchase outside reinsurance protection due to the $3,000,000 cap on losses assumed per event under the terms of the quota share agreement with Employers Mutual. During 2010 the reinsurance subsidiary paid for this protection through a 10.5 percent reduction in premiums written, which amounted to $9,300,000. The reinsurance subsidiary does, however, assume and cede some selected business through the quota share agreement in connection with “fronting” activities initiated by Employers Mutual whereby an agreed upon percentage of the selected assumed business is ceded to other reinsurer(s) on a pro rata basis. Ceded earned premiums associated with this fronting activity increased to $23,983,000 during 2010, including, most notably, $16,995,000 associated with a new fronting arrangement with MRB. The ceded reinsurance associated with these fronting activities does not discharge the reinsurance subsidiary from its assumed liability to the original cedants, and the ability to collect reinsurance is subject to the solvency of the reinsurers. Stand-alone reinsurance protection for the German reinsurance business written outside the quota share agreement was not purchased due to management’s determination that this business has a low risk of generating losses above $3,000,000 per event.

The Company’s portion of premiums written ceded (excluding premiums ceded to voluntary and mandatory pools) by the property and casualty insurance segment and the reinsurance segment for the year ended December 31, 2010 is presented below. Reinsurance coverage for the property and casualty insurance segment is often purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within the coverages. Since each layer of coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer’s overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives. The premium amounts ceded by the reinsurance subsidiary reflect fronting transactions handled through the quota share agreement.

	Premiums written ceded
Reinsurer	Property and casualty insurance segment	Reinsurance segment	Total
($ in thousands)
Hartford Steam Boiler Inspection and Insurance Company	$5,318	$-	$5,318
American Agricultural Insurance Company	-	3,259	3,259
Farmers Mutual Hail Insurance Company of Iowa	-	3,036	3,036
Underwriters at Lloyd's of London	2,856	-	2,856
Country Mutual Insurance Company	-	2,483	2,483
Hannover Ruckversicherung AG	2,120	-	2,120
Transatlantic Reinsurance Company	1,239	-	1,239
Swiss Reinsurance America Corporation	956	-	956
TOA Reinsurance Company of America	869	-	869
Partner Reinsurance Company of the US	701	-	701
Other Reinsurers	5,354	66	5,420
Total	$19,413	$8,844	$28,257

The property and casualty insurance segment also cedes reinsurance on both a voluntary and a mandatory basis to state and national organizations in connection with various workers’ compensation and assigned risk programs, and to private organizations established to handle large risks. The reinsurance segment cedes reinsurance business to the Mutual Reinsurance Bureau in connection with fronting activities handled through the quota share agreement. The Company’s portion of premiums written ceded to these organizations for the year ended December 31, 2010 is presented below.

	Premiums written ceded
Reinsurer	Property and casualty insurance segment	Reinsurance segment	Total
($ in thousands)
Mutual Reinsurance Bureau	$530	$19,357	$19,887
Wisconsin Compensation Rating Bureau	2,634	-	2,634
Michigan Catastrophic Claims Association	445	-	445
Other Reinsurers	182	-	182
Total	$3,791	$19,357	$23,148

The following table presents amounts due to the Company from reinsurers for losses and settlement expenses, contingent commissions, and prepaid reinsurance premiums as of December 31, 2010:

	Amount recoverable
	Property and casualty insurance segment	Reinsurance segment	Total		Percent of total	2010 A.M. Best rating
($ in thousands)
Wisconsin Compensation Rating Bureau	$8,588	$-	$8,588		21.6%	(1)
Michigan Catastrophic Claims Association	6,768	-	6,768		17.0	(1)
Mutual Reinsurance Bureau	492	5,985	6,477		16.3	(2)
Hartford Steam Boiler Inspection and Insurance Company	2,825	-	2,825		7.1	A +
Country Mutual Insurance Company	-	1,955	1,955		4.9	A +
XL Reinsurance America	1,933	-	1,933		4.9	A
Workers' Compensation Reinsurance Association of Minnesota	1,492	-	1,492		3.7	(1)
American Agricultural Insurance Company	2	1,228	1,230		3.1	A
National Workers' Compensation Reinsurance Pool	1,098	-	1,098		2.8	(1)
Farmers Mutual Hail Insurance Company of Iowa	-	1,016	1,016		2.5	A
Other Reinsurers	6,405	-	6,405		16.1
	$29,603	$10,184	$39,787	(3)	100.0%

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

(3)
The total amount recoverable at December 31, 2010 represents $1,168,000 in paid losses and settlement expenses, $29,063,000 in unpaid losses and settlement expenses, $26,000 in contingent commissions, and $9,530,000 in prepaid reinsurance premiums.

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred for the three years ended December 31, 2010 is presented below.

	Year ended December 31, 2010
	Property and casualty insurance	Reinsurance	Total
Premiums written	($ in thousands)
Direct	$261,451	$-	$261,451
Assumed from nonaffiliates	1,803	112,256	114,059
Assumed from affiliates	332,195	-	332,195
Ceded to nonaffiliates	(23,204)	(28,201)	(51,405)
Ceded to affiliates	(261,451)	-	(261,451)
Net premiums written	$310,794	$84,055	$394,849

Premiums earned
Direct	$249,254	$-	$249,254
Assumed from nonaffiliates	1,908	107,458	109,366
Assumed from affiliates	326,744	-	326,744
Ceded to nonaffiliates	(23,005)	(23,983)	(46,988)
Ceded to affiliates	(249,254)	-	(249,254)
Net premiums earned	$305,647	$83,475	$389,122

Losses and settlement expenses incurred
Direct	$177,643	$-	$177,643
Assumed from nonaffiliates	1,718	55,990	57,708
Assumed from affiliates	210,781	1,166	211,947
Ceded to nonaffiliates	(4,385)	(10,629)	(15,014)
Ceded to affiliates	(177,643)	-	(177,643)
Net losses and settlement expenses incurred	$208,114	$46,527	$254,641

	Year ended December 31, 2009
	Property and casualty insurance	Reinsurance	Total
Premiums written	($ in thousands)
Direct	$247,723	$-	$247,723
Assumed from nonaffiliates	2,251	78,094	80,345
Assumed from affiliates	333,863	-	333,863
Ceded to nonaffiliates	(23,299)	(2,193)	(25,492)
Ceded to affiliates	(247,723)	-	(247,723)
Net premiums written	$312,815	$75,901	$388,716

Premiums earned
Direct	$230,498	$-	$230,498
Assumed from nonaffiliates	2,365	77,741	80,106
Assumed from affiliates	328,927	-	328,927
Ceded to nonaffiliates	(23,213)	(1,809)	(25,022)
Ceded to affiliates	(230,498)	-	(230,498)
Net premiums earned	$308,079	$75,932	$384,011

Losses and settlement expenses incurred
Direct	$154,142	$-	$154,142
Assumed from nonaffiliates	1,523	51,257	52,780
Assumed from affiliates	202,617	674	203,291
Ceded to nonaffiliates	(5,016)	(2,306)	(7,322)
Ceded to affiliates	(154,142)	-	(154,142)
Net losses and settlement expenses incurred	$199,124	$49,625	$248,749

	Year ended December 31, 2008
	Property and casualty insurance	Reinsurance	Total
Premiums written	($ in thousands)
Direct	$225,800	$-	$225,800
Assumed from nonaffiliates	2,363	74,829	77,192
Assumed from affiliates	334,004	-	334,004
Ceded to nonaffiliates	(23,380)	(1,211)	(24,591)
Ceded to affiliates	(225,800)	-	(225,800)
Net premiums written	$312,987	$73,618	$386,605

Premiums earned
Direct	$216,191	$-	$216,191
Assumed from nonaffiliates	2,519	74,827	77,346
Assumed from affiliates	336,768	-	336,768
Ceded to nonaffiliates	(23,689)	(1,107)	(24,796)
Ceded to affiliates	(216,191)	-	(216,191)
Net premiums earned	$315,598	$73,720	$389,318

Losses and settlement expenses incurred
Direct	$167,303	$-	$167,303
Assumed from nonaffiliates	2,120	62,586	64,706
Assumed from affiliates	240,123	756	240,879
Ceded to nonaffiliates	(9,705)	(1,615)	(11,320)
Ceded to affiliates	(167,303)	-	(167,303)
Net losses and settlement expenses incurred	$232,538	$61,727	$294,265

Individual lines in the above tables are defined as follows:
•	“Direct” represents business produced by the property and casualty insurance subsidiaries.
•
“Assumed from nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of involuntary business assumed by the pool participants pursuant to state law. For the reinsurance subsidiary, this represents the reinsurance business assumed through the quota share agreement (including “fronting” activities which were expanded significantly during 2010, most notably with MRB) and the business assumed outside the quota share agreement.

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

•
“Ceded to nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of the ceded reinsurance agreements that provide protection to the pool and each of its participants. For the reinsurance subsidiary, this line includes reinsurance business that is ceded to other insurance companies in connection with “fronting” activities (expanded significantly during 2010 with new fronting arrangements, most notably with MRB).

•	“Ceded to affiliates” represents the cession of the property and casualty insurance subsidiaries’ direct business to Employers Mutual under the terms of the pooling agreement.

Investments

The Company’s total invested assets at December 31, 2010 are summarized in the following table:

	December 31, 2010
($ in thousands)	Amortized Cost	Fair Value	Percent of Total Fair Value	Carrying Value
Fixed maturity securities held-to-maturity	$341	$390	-	$341
Fixed maturity securities available-for-sale	909,583	941,537	87.2%	941,537
Equity securities available-for-sale	75,721	101,139	9.4%	101,139
Short-term investments	36,616	36,616	3.4%	36,616
Other long-term investments	30	30	-	30
	$1,022,291	$1,079,712	100.0%	$1,079,663

At December 31, 2010, the portfolio of fixed maturity securities consisted of 0.5 percent U.S. Treasury, 18.5 percent government agency, 14.1 percent asset-backed, 42.2 percent municipal and 24.7 percent corporate securities. Non-investment grade fixed maturity securities held at December 31, 2010 (American Airlines, Weyerhaeuser Company and ten residential mortgage-backed securities) had an aggregate unrealized loss of $136,000. The Company does not purchase non-investment grade securities. All non-investment grade securities held by the Company are the result of rating downgrades that occurred subsequent to their purchase. The Company attempts to mitigate interest rate risk by managing the duration of its fixed maturity portfolio. As of December 31, 2010, the effective duration of the Company’s fixed maturity portfolio was 5.75 years, and the effective duration of its liabilities was 2.67 years.

The Company’s investment strategy is to conservatively manage its investment portfolio by investing in equity securities and readily marketable, investment-grade fixed maturity securities. The Company does not have exposure to foreign currency risk on its investments. The board of directors of each of the Company’s insurance company subsidiaries has established investment guidelines and periodically reviews the portfolio for compliance with those guidelines. The Company’s equity portfolio is diversified across a large range of industry sectors and is managed by Harris Bank, N.A. for a fee that is based on total assets under management. As of December 31, 2010, the equity portfolio was invested in the following industry sectors:

Industry sectors:	Percent of equity portfolio
Information technology	18.7%
Healthcare	13.8
Consumer Discretionary	13.1
Financial services	12.1
Energy	10.1
Consumer Staples	8.4
Industrials	8.0
Other	15.8
100.0%

Employees

EMC Insurance Group Inc. and its subsidiaries have no employees. The Company’s business activities are conducted by the 2,152 employees of Employers Mutual. EMC Insurance Group Inc., EMC Reinsurance Company and EMC Underwriters, LLC are charged their proportionate share of salary and employee benefit costs based on time allocations. Costs not allocated to these companies, and other subsidiaries of Employers Mutual outside the pooling agreement, are charged to the pooling agreement. The Company’s property and casualty insurance subsidiaries share the costs charged to the pooling agreement in accordance with their pool participation percentages.

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

State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer’s surplus as regards policyholders be reasonable and adequate in relation to its liabilities. Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance. “Extraordinary” dividends or distributions are subject to prior approval and are defined as dividends or distributions made within a 12 month period which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis. North Dakota imposes similar restriction on the payment of dividends and distributions. At December 31, 2010, $39,271,000 was available for distribution to the Company in 2011 without prior approval. See note 6 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

The National Association of Insurance Commissioners (NAIC) utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty. This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer. The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk: asset risk, credit risk and underwriting risk. Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy. At December 31, 2010, the Company’s insurance subsidiaries had total adjusted statutory capital of $347,133,000, which is well in excess of the minimum risk-based capital requirement of $58,048,000.

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

EXECUTIVE OFFICERS OF THE COMPANY

The Company’s executive officers, their positions and ages are shown in the table below:

NAME	AGE	POSITION

Bruce G. Kelley	56
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

William A. Murray	64
Executive Vice President and Chief Operating Officer of the Company and Employers Mutual since 2001. He was Resident Vice President and Branch Manager of Employers Mutual from 1992 until 2001. He was employed by Employers Mutual from 1985 until his retirement in January 2011.

Ronald W. Jean	61
Executive Vice President for Corporate Development of the Company and Employers Mutual since 2000. He was Senior Vice President - Actuary of the Company and Employers Mutual from 1997 until 2000. He was Vice President - Actuary of the Company and Employers Mutual from 1985 until 1997. He has been employed by Employers Mutual since 1979.

Richard L. Gass	63
Senior Vice President – Productivity and Technology of the Company and Employers Mutual since 2003. He was Vice President – Data Processing of Employers Mutual from 1994 to 2003. He has been employed by Employers Mutual since 1974.

Kevin J. Hovick	56
Senior Vice President – Business Development of the Company since 2004 and Employers Mutual since 2001. He was Vice President – Marketing of Employers Mutual from 1997 to 2001. He was promoted to Executive Vice President and Chief Operating Officer of the Company and Employers Mutual in January 2011. He has been employed by Employers Mutual since 1979.

Scott R. Jean	39	Vice President – Chief Actuary of the Company and of Employers Mutual since 2009. He has been employed by Employers Mutual since 1993. He is the son of Ronald W. Jean listed above.

Mark E. Reese	53
Senior Vice President and Chief Financial Officer of the Company and of Employers Mutual since 2004. He was Vice President of the Company and Employers Mutual from 1996 until 2004 and has been Chief Financial Officer of the Company and Employers Mutual since 1997. He has been employed by Employers Mutual since 1984.

Richard K. Schulz	63	Senior Vice President - Claims of the Company and Employers Mutual since 2005. He was Vice President of Illinois EMCASCO from 1999 until 2005. He has been employed by Employers Mutual since 1999.

Lisa A. Stange	46	Vice President – Investments and Treasurer of the Company and Employers Mutual since July, 2010. She has been employed by Employers Mutual since 2009.

ITEM 1A.	RISK FACTORS

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

Employers Mutual currently owns shares of the Company’s common stock entitling it to cast approximately 61 percent of the aggregate votes eligible to be cast by the Company’s stockholders at any meeting of stockholders. These holdings enable Employers Mutual to control the election of the Company’s board of directors. In addition, one of the seven members of the Company’s board of directors is also a member of the board of directors of Employers Mutual. This director has a fiduciary duty to both the Company’s stockholders and to the policyholders of Employers Mutual. The Company’s executive officers hold the same positions with both Employers Mutual and the Company, and therefore also have a fiduciary duty to both the stockholders of the Company and to the policyholders of Employers Mutual. Certain potential and actual conflicts of interest arise from the Company’s relationship with Employers Mutual and these competing fiduciary duties. Among these conflicts of interest are:

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

The continued growth of the Company’s business will depend upon the pool participants’ ability to retain existing, and attract new, independent agents. The pool participants’ agency force is one of the most important components of their competitive position. To the extent that the pool participants’ existing agents cannot maintain current levels of production, the Company’s business, financial condition and results of operations will suffer. Moreover, if independent agencies find it easier to do business with the pool participants’ competitors, it could be difficult for them to retain their existing business or attract new business. While the pool participants believe they maintain good relationships with their independent agents, they cannot be certain that these independent agents will continue to sell their products to the consumers they represent. Some of the factors that could adversely affect the ability to retain existing, and attract new, independent agents include:

•	competition in the insurance industry to attract independent agents;

•	the pool participants’ requirement that independent agents adhere to disciplined underwriting standards; and

•	the pool participants’ ability to pay competitive and attractive commissions, bonuses and other incentives to independent agents as compensation for selling their products.

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

The pool participants, including the Company’s property and casualty insurance subsidiaries, are currently rated “A-” (Excellent) by A.M. Best, an industry-accepted source of property and casualty insurance company financial strength ratings. A.M. Best ratings are specifically designed to provide an independent opinion of an insurance company’s financial health and its ability to meet ongoing obligations to policyholders. These ratings are directed toward the protection of policyholders, not investors. If the ratings of the pool participants were to be downgraded by A.M. Best, it would adversely affect the Company’s competitive position and make it more difficult for it to market its products, and retain its existing agents and policyholders. Employers Mutual’s “A-” rating has resulted in a loss of some of its reinsurance business, and a downgrade of its rating below “A-“ could make it ineligible to assume certain reinsurance business. Thus, a downgrade in the pool participants’ (including Employers Mutual’s) A.M. Best ratings below “A-“ would likely result in a material reduction in the amount of the Company’s business.

The insolvency of Employers Mutual or one of its subsidiaries or affiliate could result in additional liabilities for the Company’s insurance subsidiaries participating in the pooling agreement.

The pooling agreement requires each pool participant to assume its pro rata share (based on its participation interest in the pool) of the liabilities of any pool participant that becomes insolvent or is otherwise subject to liquidation or receivership proceedings. Under this provision, the Company’s pool participants could become financially responsible for their pro rata share of the liabilities of one or more of the Employers Mutual pool participants in the event of an insolvency, or a liquidation or receivership proceeding involving such participant(s).

The Company is dependent on dividends from its subsidiaries for the payment of its operating expenses and dividends to stockholders; however, its subsidiaries may be unable to pay dividends to the Company.

As a holding company, the Company relies primarily on dividends from its subsidiaries as a source of funds to meet its corporate obligations and pay dividends to its stockholders. Payment of dividends by the Company’s subsidiaries is subject to regulatory restrictions and depends on the surplus position of its subsidiaries. The maximum amount of dividends that the Company’s subsidiaries can pay it in 2011 without prior regulatory approval is approximately $39,271,000. In addition, state insurance regulators have broad discretion to limit the payment of dividends by the Company’s subsidiaries in the future. The ability of its subsidiaries to pay dividends to it may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, competitive position and the amount of premiums that can be written.

The Company’s investment portfolio is subject to economic loss, principally from changes in the market value of financial instruments.

The Company had fixed maturity investments with a fair value of $941,927,000 at December 31, 2010 that are subject to:

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

The Company’s fixed maturity investment portfolio includes mortgage-backed and other asset-backed securities. As of December 31, 2010, mortgage-backed securities and other asset-backed securities constituted approximately 14.1 percent of its fixed maturity securities. As with other fixed maturity investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose the Company to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities and other asset-backed securities are paid more quickly, requiring the Company to reinvest the proceeds at the then current market rates.

The Company’s common stock equity portfolio, with a fair value of $92,807,000 as of December 31, 2010, is subject to economic loss from a decline in market prices. The Company invests in publicly traded companies listed in the United States with large market capitalizations. An adverse development in the stock market, or one or more securities that the Company invests in, could adversely affect its capital position.

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

In 2010, approximately 72 percent of the pool participant’s direct premiums written were generated through ten Midwest branch offices, with approximately 16 percent of the direct premiums written generated in Iowa. While the pool participants actively manage their exposure to catastrophes through their underwriting process and the purchase of third-party reinsurance, a single catastrophic occurrence, destructive weather pattern, changing climate conditions, general economic trend, terrorist attack, regulatory development or any other condition affecting the states in which the pool participants conduct substantial business could materially adversely affect the Company’s business, financial condition or results of operations. Common catastrophic events include tornadoes, wind-and-hail storms, hurricanes, fires, explosions and severe winter storms. If, as predicted, changing climate conditions result in an increase in the frequency and severity of weather-related losses, the Company could experience additional losses from catastrophic events and destructive weather patterns. Moreover, the Company’s revenues and profitability are affected by the prevailing regulatory, economic, demographic, competitive and other conditions in these states. Changes in any of these conditions could make it more costly or more difficult for the pool participants to conduct their business. Adverse regulatory developments in these states could include reductions in the maximum rates permitted to be charged, restrictions on rate increases, or fundamental changes to the design or operation of the regulatory framework, and any of these could have a material adverse effect on the Company’s business, financial condition or results of operations.

The continuation of significant catastrophe and storm activity could adversely affect the Company’s business, financial condition or results of operations.

Underwriting results in recent years (and in particular 2008) have been negatively impacted by elevated (in some cases record) amounts of catastrophe and storm losses. Continued high levels of catastrophe and storm losses could lead to changes in the reinsurance programs protecting the Company. These changes could include increases in the amount of losses retained by the property and casualty insurance subsidiaries and assumed per event by the reinsurance subsidiary under the quota share agreement with Employers Mutual and/or the cost of the cap protection, as well as decreased availability, and increased pricing, of catastrophe reinsurance protection for the pool participants. Examples of such increases include the 2009 increase in the pool participants’ property per risk retention amount (from $3,000,000 to $4,000,000) and the 2010 increase in the reinsurance subsidiary’s cap on losses assumed per event under the quota share agreement (from $2,000,000 to $3,000,000). Future increases in the cost of reinsurance protection could materially adversely affect the Company’s business, financial condition or results of operations.

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

The Company’s reinsurance subsidiary operates under a quota share reinsurance agreement with Employers Mutual that generated approximately 20 percent of the Company’s premiums earned in 2010. Under this agreement, the reinsurance subsidiary assumes the voluntary reinsurance business written directly by Employers Mutual (subject to certain limited exceptions). The reinsurance subsidiary relies primarily on this agreement and on Employers Mutual for its business. If Employers Mutual terminates or otherwise seeks to modify this agreement, the reinsurance subsidiary may not be able to enter into a similar arrangement with another company and may be adversely affected.

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

During 2009, the reinsurance subsidiary began writing German reinsurance business on a direct basis (outside the quota share agreement). Losses associated with this business are not subject to the $3,000,000 cap on losses per event that is provided under the quota share agreement. Management has determined that this business has a low risk of generating losses above the per event cap and has therefore elected to not purchase stand-alone reinsurance coverage for these risks. If a loss event significantly greater than the per event cap were to occur on this business, the reinsurance subsidiary’s financial condition and/or results of operations could be adversely affected. However, changes to the quota share agreement effective January 1, 2011 (see “Organizational Structure – Reinsurance”) will result in future losses on this business being covered by the $3,000,000 maximum loss limit provided by Employers Mutual (for losses occurring on January 1, 2011 and thereafter).

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

As property and casualty insurance industry practices and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims, coverages and business practices may emerge. These issues can have an adverse effect on the Company’s business by changing the way the pool participants price their products, by extending coverages beyond their underwriting intent, or by increasing the size of claims. A recent example is continued increases in loss severity (particularly in the workers’ compensation area), which is principally driven by larger court judgments and increasing medical costs. The effect of this and other unforeseen emerging issues could negatively affect the Company’s results of operations or its methods of doing business.

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

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect the Company’s consolidated financial statements.

The Company’s consolidated financial statements are subject to the application of generally accepted accounting principles (“GAAP”), which are periodically revised and/or expanded. Accordingly, the Company is required to adopt new or revised accounting standards from time to time issued by recognized authoritative bodies, including the FASB. Additionally, the Company may be required to adopt international financial reporting standards (“IFRS”) at some point in the future. It is possible that changes to the Company’s current accounting policies resulting from the adoption of future changes in GAAP or the conversion to IFRS could have a material adverse effect on the Company’s reported financial condition and results of operations. See Note 1 of Notes to Consolidated Financial Statements.

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

The Company’s common stock has one vote per share and voting control of the Company is currently vested in Employers Mutual, which owns approximately 61 percent of the Company’s outstanding common stock. Employers Mutual must retain a minimum 50.1 percent ownership of the Company’s outstanding common stock at all times in order for the pool participants to have their A.M. Best financial strength ratings determined on a “group” basis. Accordingly, Employers Mutual will retain the ability to control:

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

The Company does not own any real property; however, one of the property and casualty insurance subsidiaries, Dakota Fire, leases from EMC National Life Company (an affiliate of Employers Mutual) approximately 18,000 square feet of office space in which the Bismarck, North Dakota branch office is located. The Company’s home office, which also serves as the home office of Employers Mutual, is located in three office buildings containing approximately 438,000 square feet of space in Des Moines, Iowa, all of which are owned by Employers Mutual. Employers Mutual also owns office buildings in which the Minneapolis, Milwaukee and Lansing branch offices operate. Employers Mutual leases approximately 234,000 square feet of office space in 16 other locations where other branch offices and service centers are located.

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

The Company’s common stock trades on the NASDAQ Global Select Market tier of The NASDAQ OMX Stock Market, Inc. under the symbol EMCI.

The following table shows the high and low sales prices, as reported by NASDAQ OMX, and the dividends paid for each quarter within the two most recent years.

	2010			2009
	High	Low	Dividends	High	Low	Dividends
1st Quarter	$23.08	$19.96	$0.18	$25.17	$18.01	$0.18
2nd Quarter	24.89	20.84	0.18	22.86	20.07	0.18
3rd Quarter	22.75	20.11	0.18	25.12	20.04	0.18
4th Quarter	23.39	21.00	0.19	23.60	20.03	0.18
Close on Dec. 31	22.64			21.51

On February 25, 2011, there were approximately 906 registered holders of the Company’s common stock.

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

A dividend reinvestment and common stock purchase plan provides stockholders with the option of receiving additional shares of common stock instead of cash dividends. Participants may also purchase additional shares of common stock without incurring broker commissions by making optional cash contributions to the plan and may sell shares of common stock through the plan (see note 13 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K). Employers Mutual did not participate in the Dividend Reinvestment Plan during 2010, 2009 or 2008. More information about the plan can be obtained by calling American Stock Transfer & Trust Company, LLC, the Company’s stock transfer agent and plan administrator.

The following graph compares the cumulative total stockholder return on the Company’s common stock to the NASDAQ OMX Total Return Index for U.S. companies, the Morningstar Property and Casualty Insurance Index (“Morningstar Group Index”), and the Hemscott Property and Casualty Insurance Index (“Hemscott Group Index”). Morningstar acquired Hemscott and is replacing the Hemscott Group Index with the Morningstar Group Index. As a result, the index used in previous years, the Hemscott Group Index, will not be available in the future. Both indices are included for comparative purposes. The total stockholder return assumes $100.00 invested at the beginning of the period in the Company’s common stock, the NASDAQ OMX Market Index and the Insurance Indices. It also assumes reinvestment of all dividends for the period.

COMPARATIVE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG EMC INSURANCE GROUP INC., NASDAQ OMX MARKET INDEX
AND INDUSTRY INDICES

	2005	2006	2007	2008	2009	2010
EMC Insurance Group Inc.	$100.00	$175.00	$124.75	$138.95	$120.50	$131.16
NASDAQ OMX Market Index	$100.00	$110.25	$121.88	$73.10	$106.22	$125.36
Moringstar Group Index	$100.00	$113.05	$108.24	$82.06	$86.49	$102.19
Hemscott Group Index	$100.00	$113.81	$116.51	$64.57	$68.55	$63.17

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended December 31, 2010:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2 & 3)

10/1/10 - 10/31/10	6,634	$21.41	-	$6,344,231

11/1/10 - 11/30/10	1,621	22.07	100	6,342,126

12/1/10 - 12/31/10	59	22.79	-	6,342,126

Total	8,314	$21.55	100

(1)
Included in these amounts are 121, 1,521 and 59 shares that were purchased in the open market in October, November and December, respectively, to fulfill the Company’s obligations under its dividend reinvestment and common stock purchase plan. 6,513 shares were purchased in the open market during October under Employers Mutual Casualty Company’s employee stock purchase plan.

(2)
On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program and on October 31, 2008, announced an extension of the program, authorizing an additional $10,000,000. This purchase program was effective immediately and does not have an expiration date. A total of $1,851,565 remains available in this plan for the purchase of additional shares.

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

The following table presents information regarding Employers Mutual’s equity compensation plans as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,251,489	$21.25	2,667,391
Equity compensation plans not approved by security holders (2)	-	-	167,848

Total	1,251,489	$21.25	2,835,239

(1)	Consists of Employers Mutual’s 2007 Stock Incentive Plan, 2003 Incentive Stock Option Plan, 1993 Incentive Stock Option Plan and 2008 Employee Stock Purchase Plan.

(2)	Consists Employers Mutual’s 2003 Non-Employee Director Stock Option Plan.

For a description of each plan, see note 13 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA.

	Year ended December 31,
	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000
		($ in thousands, except per share amounts)
INCOME STATEMENT DATA
Insurance premiums earned	$389,122	$384,011	$389,318	$393,059	$391,615	$415,625	$345,478	$330,623	$297,043	$265,280	$231,459
Investment income, net	49,489	47,759	48,403	48,482	46,692	40,696	29,900	29,702	32,778	30,970	29,006
Realized investment gains (losses)	3,869	17,922	(24,456)	3,724	4,252	3,834	4,379	1,170	(3,159)	800	1,558
Other income	783	756	627	545	527	657	602	862	866	774	1,473
Total revenues	443,263	450,448	413,892	445,810	443,086	460,812	380,359	362,357	327,528	297,824	263,496
Losses and expenses	400,818	387,923	424,182	386,891	366,721	400,702	364,788	334,375	305,636	303,366	262,431
Income (loss) before income tax expense (benefit)	42,445	62,525	(10,290)	58,919	76,365	60,110	15,571	27,982	21,892	(5,542)	1,065
Income tax expense (benefit)	11,099	17,154	(8,585)	16,441	22,818	17,101	2,386	7,633	5,790	(3,436)	(1,264)
Net income (loss)	$31,346	$45,371	$(1,705)	$42,478	$53,547	$43,009	$13,185	$20,349	$16,102	$(2,106)	$2,329

Net income (loss) per common share - basic and diluted:	$2.40	$3.44	$(0.13)	$3.09	$3.91	$3.16	$1.10	$1.78	$1.42	$(0.19)	$0.21

Premiums earned by segment:
Property and casualty insurance	$305,647	$308,079	$315,598	$320,836	$318,416	$321,165	$250,034	$241,237	$225,013	$203,393	$184,986
Reinsurance	83,475	75,932	73,720	72,223	73,199	94,460	95,444	89,386	72,030	61,887	46,473
Total	$389,122	$384,011	$389,318	$393,059	$391,615	$415,625	$345,478	$330,623	$297,043	$265,280	$231,459

BALANCE SHEET DATA
Total assets	$1,187,794	$1,165,788	$1,108,099	$1,202,713	$1,206,159	$1,113,682	$934,816	$905,571	$674,864	$671,565	$587,676
Stockholders' equity	$368,641	$342,418	$282,916	$360,352	$308,294	$261,883	$228,473	$180,751	$157,768	$140,458	$148,393

	Year ended December 31,
	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000
		($ in thousands, except per share amounts)
OTHER DATA
Average return on equity	8.8%	14.5%	(0.5)%	12.7%	18.8%	17.5%	6.4%	12.0%	10.8%	(1.5)%	1.6%

Book value per share	$28.52	$26.11	$21.32	$26.15	$22.44	$19.20	$16.84	$15.72	$13.84	$12.40	$13.14

Dividends paid per share	$0.73	$0.72	$0.72	$0.69	$0.65	$0.61	$0.60	$0.60	$0.60	$0.60	$0.60

Property and casualty insurance subsidiaries aggregate pool percentage	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%	23.5%	23.5%	23.5%	23.5%	23.5%

Reinsurance subsidiary quota share percentage	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

Closing stock price	$22.64	$21.51	$25.65	$23.67	$34.12	$19.94	$21.64	$21.14	$17.87	$17.15	$11.75

Net investment yield (pre-tax)	4.89%	4.87%	5.00%	5.02%	5.02%	4.97%	4.33%	4.81%	5.92%	6.31%	6.47%

Cash dividends to closing stock price	3.2%	3.3%	2.8%	2.9%	1.9%	3.1%	2.8%	2.8%	3.4%	3.5%	5.1%

Common shares outstanding	12,928	13,114	13,268	13,778	13,742	13,643	13,569	11,501	11,399	11,330	11,294

Statutory trade combined ratio	102.1%	100.3%	109.1%	96.8%	92.8%	94.7%	104.2%	99.8%	101.3%	112.4%	113.5%

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling approximately 79 percent of consolidated premiums earned in 2010. The Company’s three property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual are parties to reinsurance pooling agreements with Employers Mutual (collectively the “pooling agreement”). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool. All premiums, losses, settlement expenses, and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events. The aggregate participation of the Company’s property and casualty insurance subsidiaries is 30 percent.

Operations of the pool give rise to inter-company balances with Employers Mutual, which are settled within 45 days after the end of each quarter. The investment and income tax activities of the pool participants are not subject to the pooling agreement. The pooling agreement provides that Employers Mutual will make up any shortfall or difference resulting from an error in its systems and/or computation processes that would otherwise result in the required restatement of the pool participants’ financial statements.

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

Reinsurance operations are conducted through EMC Reinsurance Company, and represented approximately 21 percent of consolidated premiums earned in 2010. The Company’s reinsurance subsidiary is a party to a quota share reinsurance retrocessional agreement with Employers Mutual (the “quota share agreement”). Under the terms of the quota share agreement, the reinsurance subsidiary assumes a 100 percent quota share portion of Employers Mutual’s assumed reinsurance business, exclusive of certain reinsurance contracts. This includes all premiums and related losses, settlement expenses, and other underwriting and administrative expenses of this business, subject to a maximum loss of $3,000,000 per event ($2,000,000 per event prior to 2010). The cost of the cap on losses assumed per event, which is treated as a reduction to premiums written, is 10.5 percent. The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, the reinsurance subsidiary assumes reinsurance business from the Mutual Reinsurance Bureau (MRB) pool and this pool provides a small amount of reinsurance protection to the EMC Insurance Companies. As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the EMC Insurance Companies’ direct business, after ceded reinsurance protections purchased by the MRB pool are applied. In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law. The reinsurance subsidiary assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement. Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled within 45 days after the end of each quarter. The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

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

Effective January 1, 2009, the reinsurance subsidiary began writing German assumed reinsurance business on a direct basis (outside the quota share agreement) as a result of regulatory changes in Germany.

Effective January 1, 2011, the terms of the quota share agreement were revised. Under the terms of the revised agreement, the reinsurance subsidiary will assume 100 percent of Employers Mutual’s assumed reinsurance business, with certain exceptions, on a gross basis (rather than the previous net basis), and will cede to Employers Mutual all losses in excess of $3,000,000 per event under a separate excess-of-loss reinsurance agreement. The cost of the $3,000,000 excess-of-loss reinsurance protection will be 10.0 percent of total assumed reinsurance premiums. This new arrangement will allow the reinsurance subsidiary to have the $3,000,000 cap on losses assumed per event apply to all assumed reinsurance business, including the direct reinsurance business written outside the quota share agreement.

As previously reported on November 11, 2010, the Board of Directors of the MRB pool announced Country Mutual Insurance Company terminated its participation in the MRB pool effective January 1, 2011. As a result, Employers Mutual will become a one-fourth participant in the MRB pool, up from its current one-fifth participation.

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

Insurance pricing has historically been cyclical in nature. Periods of excess capital and increased competition encourage price reductions and liberal underwriting practices (referred to as a soft market) as insurance companies compete for market share, while attempting to cover the inevitable underwriting losses from these actions with investment income. A prolonged soft market generally leads to a reduction in the adequacy of capital in the insurance industry. To cure this condition, underwriting practices are tightened, premium pricing increases and competition subsides as companies strive to strengthen their balance sheets (referred to as a hard market). The insurance industry is currently in the sixth year of a soft market; however, premium rates have stabilized somewhat during 2009 and 2010 as commercial lines decreases have declined and personal lines rates have increased. The outlook for 2011 is that overall premium rate levels will remain relatively flat, or perhaps increase moderately if commercial lines pricing continues to stabilize.

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

MANAGEMENT ISSUES AND PERSPECTIVES

Low interest rate environment

The interest rate environment has an influence on several operational areas that have the potential to have a material impact on the Company’s financial condition and results of operations. Following is a brief discussion of the major operational areas being monitored by management in light of the current low interest rate environment.

Investment portfolio

The majority of the Company’s investment portfolio is invested in fixed maturity securities. The low interest rate environment is currently having a positive impact on the Company’s financial condition because the portfolio of fixed maturity securities available-for-sale had net unrealized holding gains, net of deferred taxes, of $20,770,000 at December 31, 2010, reflecting the fact that the average yield on the Company’s portfolio is higher than the yields currently available in the fixed maturity marketplace. However, the low interest rate environment has also resulted in a high level of call activity on fixed maturity securities during 2010 and 2009. Proceeds from this call activity, as well as proceeds from maturing securities and cash from operating activities, is being invested at the current lower yields, which will have a negative impact on future investment income. If the low interest rate environment continues as expected, future investment yield could decline substantially from the current level. To help minimize the impact of the current low interest rate environment on the Company’s future results of operations, management has been working to reduce the average duration of the investment portfolio to closer match the average duration of the insurance liabilities.

Underwriting results

The Company’s portfolio of fixed maturity securities provides a substantial amount of investment income that supplements underwriting results and contributes to net earnings. A prolonged low interest rate environment could result in a significant decline in future investment income, which would increase the need to achieve an underwriting profit. Management continually stresses the importance of striving for an underwriting profit, and is working diligently with the branch offices to maintain prudent underwriting and pricing standards and establish long-term business plans with the Company’s agency force.

Benefit plan liabilities

The low interest rate environment has resulted in a significant decline in the discount rates used to value the obligations the Company has under Employers Mutual’s pension and postretirement benefit plans. As a result, the valuation of the benefit obligations has increased, which has reduced the funded status of those plans and resulted in higher annual cash contributions and increased expenses. Although Employers Mutual’s pension and postretirement benefit plans are currently well funded, a prolonged low interest rate environment could result in a continuation of higher cash contributions and increased expenses, both of which would have a negative impact on the Company’s future results of operations.

Catastrophe and storm losses

The Company has experienced three consecutive years of higher than normal Midwest storm losses. Based on an analysis of nationwide storm activity, management does not believe that overall storm activity or intensity is trending upward. Rather, it appears that in recent years more of the storms have occurred in more heavily-populated urban areas instead of less-populated rural areas, which has impacted the number of claims submitted. It should be noted that the Company has experienced periods of increased Midwest storm losses in the past, the most recent period being from 1998 to 2001. Management continues to monitor the Company’s Midwest exposures very carefully, and is prepared to make necessary adjustments to those exposures if warranted.

Possible Convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS)

The SEC is currently evaluating whether GAAP should be replaced by, or possibly converged with, IFRS in the future. In addition, several significant changes to current GAAP accounting standards have been exposed for public comment. Depending on the outcome of these initiatives, which is expected to be determined sometime in 2011, the accounting rules and required disclosures for public companies could change significantly. Management is closely monitoring developments in this area and will be evaluating the proposed accounting standards that have been exposed for public comment during 2011 to identify changes that would be required in the Company’s data/systems to comply with the new accounting rules.

MEASUREMENT OF RESULTS

The Company’s consolidated financial statements are prepared on the basis of GAAP. The Company also prepares financial statements for each of its insurance subsidiaries based on statutory accounting principles that are filed with insurance regulatory authorities in the states where they do business. Statutory accounting principles are designed to address the concerns of state regulators and stress the measurement of the insurer’s ability to satisfy its obligations to its policyholders and creditors.

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

Premiums Written Assumed From Affiliates and Premiums Written Assumed From Nonaffiliates. For the property and casualty insurance segment, premiums written assumed from affiliates and nonaffiliates reflects the property and casualty insurance subsidiaries’ aggregate 30 percent participation interest in 1) the total direct premiums written by all the participants in the pooling arrangement, and 2) the involuntary business assumed by the pool participants pursuant to state law, respectively. For the reinsurance segment, premiums written assumed from nonaffiliates reflects the business assumed by the reinsurance subsidiary through the quota share agreement and, beginning January 1, 2009, the German-based reinsurance business assumed outside the quota share agreement. See note 3 of Notes to Consolidated Financial Statements. Management uses premiums written assumed from affiliates and nonaffiliates, which excludes the impact of written premiums ceded to reinsurers, as a measure of the underlying growth of the Company’s insurance business from period to period.

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

GAAP Combined Ratio. The combined ratio (expressed as a percentage) is the sum of the loss and settlement expense ratio and the acquisition expense ratio, and measures a company’s overall underwriting profit/loss. If the combined ratio is at or above 100, an insurance company cannot be profitable without investment income (and may not be profitable if investment income is insufficient). Management uses the GAAP combined ratio in evaluating the Company’s overall underwriting profitability and as a measure for comparison of the Company’s profitability relative to the profitability of its competitors who prepare GAAP-basis financial statements.

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

To provide consistency in the reserving process, the Company utilizes established claims management processes and an automated claims system. Claims personnel conduct periodic random case loss reserve reviews to verify the accuracy of the reserve estimates and adherence to the reserving guidelines. In addition, the Company has specific line-of-business management controls for case loss reserves. For example, all workers’ compensation claim files are reviewed by management before benefits are declined, and all casualty case loss reserves are reviewed every 60 days for reserve adequacy.

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
The goal of the Company’s claims department is to establish and maintain case loss reserves that are sufficient, but not excessive. Since specific guidelines are utilized for establishing case loss reserves, the Company does not incorporate a provision for uncertainty (either implicitly or explicitly) when setting individual case loss reserve estimates. The Company’s actuaries do, however, review the adequacy of the aggregate case loss reserves on a quarterly basis and, if deemed appropriate, make recommendations for adjustments to management. Management reviews all recommendations submitted by the Company’s actuaries and considers such recommendations in the determination of its best estimate of the Company’s overall liability. Adjustments to the aggregate case loss reserves, when approved by management, are accomplished through the establishment of bulk case loss reserves in the applicable line(s) of business, which supplement the aggregate case loss reserves. For financial reporting purposes, bulk case loss reserves are included in case loss reserves.

At December 31, 2010, IBNR loss reserves accounted for $65,609,000, or 16.3 percent, of the property and casualty insurance segment’s total loss and settlement expense reserves, compared to $73,755,000, or 18.0 percent, at December 31, 2009. IBNR loss reserves are, by nature, less precise than case loss reserves. A five percent change in IBNR loss reserves at December 31, 2010 would equate to $2,132,000, net of tax, which represents 6.8 percent of the net income reported for 2010 and 0.6 percent of stockholders’ equity.

The property and casualty insurance segment’s formula IBNR loss reserves are established for each line of business by applying actuarially derived “IBNR factors” to the latest twelve months premiums earned. These factors are developed using a methodology that utilizes historical ratios of (1) actual IBNR claims that have emerged after prior year-ends to (2) corresponding prior years’ premiums earned that have been adjusted to the current level of rate adequacy. In order to minimize the volatility that naturally exists in the early stages of IBNR claims emergence, IBNR claims are not utilized in this process until 18 months after the end of a respective calendar year. For example, during 2010 the actual IBNR claims reported in the 18 months following year-end 2008 were compared to the adjusted 2008 premiums earned. The 2008 ratios, together with the ratios for several prior years, were then used to develop the 2010 “IBNR factors” that were applied to premiums earned for each line of business. Included in the rate adequacy adjustment noted above is consideration of current frequency and severity trends compared to the trends underlying prior years’ calculations. The selected trends are based on an analysis of industry and Company loss data.

The methodology used in estimating formula IBNR loss reserves assumes consistency in claims reporting patterns and immaterial changes in loss development patterns. Implicit in this assumption is that future IBNR claims emergence, relative to IBNR claims that have emerged following prior year-ends, will reflect the change in frequency and severity trends underlying the rate adequacy adjustments. If this projected relationship proves to be inaccurate, future IBNR claims may differ substantially from the estimated IBNR loss reserves. The following table displays the impact that a five percent variance in future IBNR emergence from the projected level reflected in the December 31, 2010 IBNR factors would have on the Company’s results of operations. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the claims were reported. A variance in future IBNR emergence would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid. A five percent variance in future IBNR emergence is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

Line of business	After-tax impact on earnings from a five percent variance in future IBNR emergence from frequency and severity trends underlying rate adequacy adjustments
($ in thousands)
Personal auto liability	$(49) to $49
Commercial auto liability	(315) to 315
Auto physical damage	(17) to 17
Workers' compensation	(416) to 416
Other liability	(1,293) to 1,293
Property	(63) to 63
Homeowners	(25) to 25
All Other	(20) to 20

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

Line of business	After-tax impact on earnings from a one percent variance in the ultimate settlement expense ratio
($ in thousands)
Personal auto liability	$(43) to $43
Commercial auto liability	(181) to 181
Auto physical damage	(25) to 25
Workers' compensation	(230) to 230
Other liability	(629) to 629
Property	(101) to 101
Homeowners	(69) to 69
All Other	(25) to 25

Following is a summary of the carried loss and settlement expense reserves for the property and casualty insurance segment at December 31, 2010 and 2009.

	December 31, 2010
Line of business	Case	IBNR	Settlement expense	Total
	($ in thousands)
Commercial lines:
Automobile	$44,428	$9,293	$10,032	$63,753
Property	15,279	1,131	2,764	19,174
Workers' compensation	116,430	14,996	17,885	149,311
Liability	53,064	38,699	46,769	138,532
Bonds	2,788	(409)	800	3,179
Total commercial lines	231,989	63,710	78,250	373,949

Personal lines:
Automobile	17,364	1,096	2,333	20,793
Property	5,776	803	1,380	7,959
Total personal lines	23,140	1,899	3,713	28,752
Total property and casualty insurance segment	$255,129	$65,609	$81,963	$402,701

	December 31, 2009
Line of business	Case	IBNR	Settlement expense	Total
	($ in thousands)
Commercial lines:
Automobile	$45,386	$9,575	$10,313	$65,274
Property	15,308	2,581	3,543	21,432
Workers' compensation	115,265	15,676	17,955	148,896
Liability	52,021	43,464	45,151	140,636
Bonds	3,352	(1,607)	626	2,371
Total commercial lines	231,332	69,689	77,588	378,609

Personal lines:
Automobile	17,864	2,253	2,436	22,553
Property	6,073	1,813	1,417	9,303
Total personal lines	23,937	4,066	3,853	31,856
Total property and casualty insurance segment	$255,269	$73,755	$81,441	$410,465

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

One assumption underlying aggregate reserve estimation methods is that the claims inflation trends implicitly built into the historical loss and settlement expense development patterns will continue into the future. To estimate the sensitivity of the estimated ultimate loss and settlement expense payments to an unexpected change in inflationary trends, the actuarial department derived expected payment patterns separately for each major line of business. These patterns were applied to the December 31, 2010 loss and settlement expense reserves to generate estimated annual incremental loss and settlement expense payments for each subsequent calendar year. Then, for the purpose of sensitivity testing, an explicit annual inflationary variance of one percent was added to the inflationary trend that is implicitly embedded in the estimated payment pattern, and revised incremental loss and settlement expense payments were calculated. This unexpected claims inflation trend could arise from a variety of sources including a change in economic inflation, social inflation and, especially for the workers’ compensation line of business, the introduction of new medical technologies and procedures, changes in the utilization of procedures and changes in life expectancy. The estimated cumulative impact that this unexpected one percent variance in the inflationary trend would have on the Company’s results of operations over the lifetime of the underlying claims is shown below. A variance in the inflationary trend would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid. A one percent variance in the projected inflationary trend is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

Line of business	After-tax impact on earnings from a one percent variance in the projected inflationary trend
($ in thousands)
Personal auto liability	$(67) to $65
Commercial auto liability	(767) to 746
Auto physical damage	(15) to 15
Workers' compensation	(5,499) to 4,759
Other liability	(3,000) to 2,809
Property	(169) to 162
Homeowners	(46) to 45

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

Line of business	After-tax impact on earnings from a five percent variance in future loss payments
($ in thousands)
Personal auto liability	$(609) to $553
Commercial auto liability	(1,707) to 1,544
Auto physical damage	(91) to 82
Workers' compensation	(3,467) to 3,134
Other liability	(2,946) to 2,665
Property	(585) to 529
Homeowners	(212) to 193
All Other	(122) to 73

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

Line of business	After-tax impact on earnings from a five percent variance in individual case loss reserve adequacy
($ in thousands)
Personal auto liability	$(581) to $526
Commercial auto liability	(1,383) to 1,252
Auto physical damage	(72) to 64
Workers' compensation	(2,993) to 2,707
Other liability	(2,368) to 2,144
Property	(551) to 498
Homeowners	(173) to 158
All Other	(96) to 87

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

Line of business	After-tax impact on earnings from a five percent variance in IBNR emergence
($ in thousands)
Personal auto liability	$(54) to $54
Commercial auto liability	(216) to 216
Auto physical damage	(21) to 21
Workers' compensation	(577) to 577
Other liability	(1,109) to 1,109
Property	(103) to 103
Homeowners	(41) to 41

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

The property and casualty insurance subsidiaries have exposure to environmental and asbestos claims arising primarily from the other liability line of business. This exposure is closely monitored by management, and IBNR loss reserves have been established to cover estimated ultimate losses. These reserves were increased in each of the last three years based on examinations of the implied three-year survival ratio (ratio of loss and settlement expense reserves to the three-year average of loss and settlement expense payments), which has deteriorated due to an increase in both paid losses and paid settlement expenses. The dollar amount of paid losses peaked in 2008, and though subsequent years have fared better, payment activity remains significantly higher than pre-2008 levels.

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

For the HORAD component, Employers Mutual records the case and IBNR loss reserves reported by the ceding companies. Since many ceding companies in the HORAD book of business do not report IBNR loss reserves, Employers Mutual establishes a bulk IBNR loss reserve, which is based on an actuarial reserve analysis, to cover a lag in reporting. For MRB, Employers Mutual records the case and IBNR loss reserves reported to it by the management of the pool, along with a relatively small IBNR loss reserve to cover a one month reporting lag. To verify the adequacy of the reported reserves, an actuarial evaluation of MRB’s reserves is performed at each year-end.

At December 31, 2010, the carried reserves for HORAD and MRB combined were in the upper quartile of the range of actuarial reserve indications. This selection reflects the fact that there are inherent uncertainties involved in establishing reserves for assumed reinsurance business. Such uncertainties reflect the fact that a reinsurance company generally has less knowledge than the ceding company about the underlying book of business and the ceding company’s reserving practices. Because of these uncertainties, there is a risk that the reinsurance segment’s reserves for losses and settlement expenses could prove to be inadequate, with a consequential adverse impact on the Company’s future earnings and stockholders’ equity.

At December 31, 2010, there was no backlog in the processing of assumed reinsurance information. Approximately $81,644,000, or 53 percent, of the reinsurance segment’s carried reserves were reported by the ceding companies. Employers Mutual receives loss reserve and paid loss data from its ceding companies on individual excess-of-loss business. If a claim involves a single or small group of claimants, a summary of the loss and claim outlook is normally provided. Summarized data is provided for catastrophe claims and pro rata business, which is subject to closer review if inconsistencies are suspected.

Carried reserves established in addition to those reported by the ceding companies totaled approximately $71,796,000 at December 31, 2010. Since many ceding companies in the HORAD book of business do not report IBNR loss reserves, Employers Mutual establishes a bulk IBNR loss reserve to cover the lag in reporting. For the few ceding companies that do report IBNR loss reserves, Employers Mutual carries them as reported. These reported IBNR loss reserves are subtracted from the total IBNR loss reserve calculated by Employers Mutual’s actuaries, with the difference carried as bulk IBNR loss reserves. Except for the small IBNR loss reserve established to cover the one-month lag in reporting, the MRB IBNR loss reserve is established by the management of MRB. Employers Mutual rarely records additional case loss reserves.

Assumed reinsurance losses tend to be reported later than direct losses. This lag is reflected in loss projection factors for assumed reinsurance that tend to be higher than for direct business. The result is that assumed reinsurance IBNR loss reserves as a percentage of total reserves tend to be higher than for direct loss reserves. IBNR loss reserves totaled $90,075,000 and $88,795,000 at December 31, 2010 and 2009, respectively, and accounted for approximately 59 percent and 61 percent, respectively, of the reinsurance segment’s total loss and settlement expense reserves. IBNR loss reserves are, by nature, less precise than case loss reserves. A five percent change in IBNR loss reserves at December 31, 2010 would equate to $2,927,000 net of tax, which represents 9.3 percent of the net income reported for 2010 and 0.8 percent of stockholders’ equity.

Following is a summary of the carried loss and settlement expense reserves for the reinsurance segment at December 31, 2010 and 2009.

	December 31, 2010
Line of business	Case	IBNR	Settlement expense	Total
	($ in thousands)
Pro rata reinsurance:
Property and casualty	$2,834	$1,128	$284	$4,246
Property	11,634	11,803	610	24,047
Crop	1,046	114	20	1,180
Casualty	306	4,799	122	5,227
Marine/Aviation	970	1,778	116	2,864
Total pro rata reinsurance	16,790	19,622	1,152	37,564

Excess-of-loss reinsurance:
Property	16,448	16,946	790	34,184
Casualty	25,649	53,217	1,623	80,489
Surety	855	290	58	1,203
Total excess-of-loss reinsurance	42,952	70,453	2,471	115,876
Total reinsurance segment	$59,742	$90,075	$3,623	$153,440

	December 31, 2009
Line of business	Case	IBNR	Settlement expense	Total
	($ in thousands)
Pro rata reinsurance:
Property and casualty	$3,046	$1,602	$222	$4,870
Property	11,535	13,571	577	25,683
Crop	737	12	22	771
Casualty	1,438	5,138	72	6,648
Marine/Aviation	1,133	1,584	121	2,838
Total pro rata reinsurance	17,889	21,907	1,014	40,810

Excess-of-loss reinsurance:
Property	13,041	12,044	534	25,619
Casualty	22,114	54,477	1,429	78,020
Surety	851	367	20	1,238
Total excess-of-loss reinsurance	36,006	66,888	1,983	104,877
Total reinsurance segment	$53,895	$88,795	$2,997	$145,687

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

The after-tax impact on the Company’s earnings under each scenario is as follows:

		Reinsurance segment
		MRB			HORAD
		($ in thousands)
(1)	Five percent variance in case loss reserve adequacy from the level anticipated in the incurred loss projection factors	$(590)	to	$533	$(2,829)	to	$2,559

(2)	One percent variance in the implicit annual claims inflation rate	(1,239)	to	1,067	(2,534)	to	2,333

(3)	Five percent variance in IBNR losses from the level anticipated in the loss projection factors	(424)	to	424	(2,147)	to	2,147

(4)	Five percent variance in the expected loss ratios used with the Bornhuetter-Ferguson method	(430)	to	430	(2,240)	to	2,240

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

For the HORAD book of business, paid and incurred loss development patterns for relatively short-tail lines of business (property and marine) are based on data reported by the ceding companies. Employers Mutual has determined that there is sufficient volume and stability in the reported losses to base projections of ultimate losses on these patterns. For longer tail lines of business (casualty), industry incurred development patterns are referenced due to the instability of the development patterns based on reported historical losses.

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

Disputes with ceding companies do not occur often. Employers Mutual performs claims audits and encourages prompt reporting of reinsurance claims. Employers Mutual also reviews claim reports for accuracy, completeness and adequate reserving. Most reinsurance contracts contain arbitration clauses to resolve disputes, but such disputes are generally resolved without arbitration due to the long-term and ongoing relationships that exist with those companies. There were no matters in dispute at December 31, 2010.

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

Since 1989, the pool participants have included an asbestos exclusion in liability policies issued for most lines of business. The exclusion prohibits liability coverage for “bodily injury”, “personal injury” or “property damage” (including any associated clean-up obligations) arising out of the installation, existence, removal or disposal of asbestos or any substance containing asbestos fibers. Therefore, the pool participants’ current asbestos exposures are primarily limited to commercial policies issued prior to 1989. At present, the pool participants are defending approximately 1,050 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs. Seven former policyholders and one current policyholder dominate the pool participants’ asbestos claims. Most of the lawsuits are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury. The pool participants’ policyholders named as defendants in these asbestos lawsuits are typically peripheral defendants who have little or no exposure and are routinely dismissed from asbestos litigation with nominal or no payment (i.e., small contractors, insulators, electrical welding suppliers, furnace manufacturers, and gasket and building supply companies).

During 2003, the pool participants were presented with several hundred plaintiff lawsuits filed against three former policyholders representing approximately 66,500 claimants related to exposure to asbestos or products containing asbestos. The vast majority of the 66,500 claims are the result of multi-plaintiff lawsuits. These claims are based upon nonspecific asbestos exposure and nonspecific injuries. As a result, management did not establish a significant amount of case loss reserves for these claims. During the period 2006 through 2010, several of the multi-plaintiff lawsuits (including the vast majority of those associated with one former policyholder) were dismissed. As of December 31, 2010, approximately 2,750 of the claims remain open. During 2006, the pool participants received notice that another former policyholder was a named defendant in approximately 33,000 claims nationwide. As of December 31, 2010, approximately 4,710 of these claims remain open.

Prior to 2008, actual losses paid for asbestos-related claims had been minimal due to the plaintiffs’ failure to identify an exposure to any asbestos-containing products associated with the pool participants’ current and former policyholders. However, paid losses and settlement expenses have increased significantly during the past three years as a result of claims attributed to two former policyholders. One of these former policyholders, a broker of various products, including asbestos, settled a claim for approximately $450,000 (the Company’s share) in 2008. Prior to 2008, the asbestos exposure associated with this former policyholder had been thought to be relatively small. At December 31, 2010, two additional claims associated with this former policyholder remain open, though similar exposure on these claims is not anticipated. The other former policyholder, a furnace manufacturer, had multiple claims settle for a total of approximately $719,000 (the Company’s share) in 2009 and 2010. The asbestos exposure associated with this former policyholder has increased during the last two years, and this trend may possibly continue into the future with increased per plaintiff settlements. Settlement expense payments associated with this former policyholder have increased significantly over the past three years and have been the primary driver behind recent implemented reserve increases. The primary cause of this increase in paid settlement expenses is the retention of a National Coordinating Counsel (NCC) in 2008 due to this former policyholder’s exposure in numerous jurisdictions. The NCC has provided, and continues to provide, significant services in the areas of document review, discovery, deposition and trial preparation. Approximately 190 asbestos exposure claims associated with this former policyholder remain open. Whenever possible, the pool participants have participated in cost sharing agreements with other insurance companies to reduce overall asbestos claim expenses.

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

The Company’s current exposures to environmental claims include losses involving petroleum haulers, lead contamination, and soil and groundwater contamination in the State of Indiana. Claims from petroleum haulers are generally caused by overturned commercial vehicles and overfills at commercial and residential properties. Exposures for accident year losses preceding the 1980s include municipality exposures for closed landfills, small commercial businesses involved with disposing waste at landfills, leaking underground storage tanks and contamination from dry cleaning operations. As of December 31, 2010, all Methyl Tertiary Butyl Ether (“MTBE”) claims related to the pool participants’ policyholders had been dismissed.

During 2009, the Company completed a comprehensive policy search and coverage review, and began defending (pursuant to policies issued 1969-1975) a lawsuit filed against a municipalities’ sewerage commission in United States District Court in Wisconsin in 2008. The Company has a joint defense agreement with two other companies but currently retains the majority share. The lawsuit is potentially one of the largest CERCLA actions pending against numerous parties in the United States and seeks in excess of $1.5 billion from the defendants. The Company has established reserves equal to policy limits for each of the six years of alleged liability (approximately $90,000 in aggregate as the Company’s share) along with associated settlement expenses. While the insured’s summary judgment motion was successful, future appeals are anticipated.

The Company’s exposure to asbestos and environmental claims through assumed reinsurance is very limited due to the fact that the Company’s reinsurance subsidiary entered into the reinsurance marketplace in the early 1980’s, after much attention had already been brought to these issues.

At December 31, 2010, the Company carried asbestos and environmental reserves for direct insurance and assumed reinsurance business totaling $8,044,000, which represents 1.4 percent of total loss and settlement expense reserves. The asbestos and environmental reserves include $2,829,000 of case loss reserves, $2,706,000 of IBNR loss reserves and $2,509,000 of bulk settlement expense reserves. Ceded reinsurance on these reserves totaled $960,000. Settlement expense reserves were increased in 2010 because of deterioration in the implied survival ratio.

The pool participants’ non-asbestos direct product liability claims are considered to be highly uncertain exposures due to the many uncertainties inherent in determining the loss, and the significant periods of time that can elapse between the occurrence of the loss and the ultimate settlement of the claim. The majority of the pool participants’ product liability claims arise from small to medium-sized manufacturers, contractors, petroleum distributors, and mobile home and auto dealerships. No specific claim trends are evident from the pool participants’ manufacturers, as the claims activity on these policies is generally isolated and can be severe. Specific product liability coverage is provided to the pool participants’ mobile home and auto dealership policyholders, and the claims from these policies tend to be relatively small. Certain construction defect claims are also reported under product liability coverage. During 2010, 46 of these claims were reported to the pool participants.

The Company has exposure to construction defect claims arising from general liability policies issued by the pool participants to contractors. Most of the pool participants’ construction defect claims are concentrated in a limited number of states, and the pool participants have taken steps to mitigate this exposure. Construction defect is a highly uncertain exposure due to such issues as whether coverage exists, definition of an occurrence, determination of ultimate damages, and allocation of such damages to financially responsible parties. Newly reported construction defect claims numbered 469, 415 and 373 in 2010, 2009 and 2008, respectively, and produced incurred losses and paid settlement expenses of approximately $3,276,000, $2,913,000 and $2,855,000 in each respective period. Incurred losses and paid settlement expenses on all construction defect claims totaled approximately $4,628,000 in 2010. At December 31, 2010, the Company carried case loss reserves of approximately $6,087,000 on 737 open construction defect claims.

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

Following is a summary of loss and settlement expense reserves and payments associated with asbestos, environmental, products liability and casualty excess reinsurance exposures for 2010, 2009 and 2008:

	Property and casualty insurance segment			Reinsurance segment
($ in thousands)	Case	IBNR	Settlement expense	Case	IBNR	Settlement expense
Reserves at 12/31/10
Asbestos	$2,483	$1,000	$2,380	$156	$382	$-
Environmental	125	668	128	64	656	-
Products1	5,532	4,759	6,209	-	-	-
Casualty excess2	-	-	-	23,715	53,217	1,575

Reserves at 12/31/09
Asbestos	$1,796	$2,128	$201	$144	$429	$-
Environmental	146	679	282	63	659	-
Products1	6,098	4,990	6,141	-	-	-
Casualty excess2	-	-	-	21,453	54,478	1,431

Reserves at 12/31/08
Asbestos	$1,562	$1,731	$1,128	$139	$442	$-
Environmental	82	756	292	61	660	-
Products1	5,418	4,816	7,488	-	-	-
Casualty excess2	-	-	-	20,223	52,693	1,513

Paid during 2010
Asbestos	$461		$1,022	$34		$1
Environmental	17		179	-		-
Products1	2,564		2,124	-		-
Casualty excess2	-		-	5,040		1,107

Paid during 2009
Asbestos	$323		$921	$8		$-
Environmental	30		213	-		-
Products1	1,898		2,302	-		-
Casualty excess2	-		-	7,317		1,149

Paid during 2008
Asbestos	$863		$625	$16		$1
Environmental	169		24	4		1
Products1	2,436		1,829	-		-
Casualty excess2	-		-	7,230		945

1	Products includes the portion of asbestos and environmental claims reported that are non-premises/operations claims.
2	Casualty excess includes the asbestos and environmental claims reported above.

Following is a summary of the claim activity associated with asbestos, environmental and products liability exposures for 2010, 2009 and 2008:

	Asbestos	Environmental	Products
Open claims, 12/31/10	9,337	4	99
Reported in 2010	207	1	387
Disposed of in 2010	24,347	2	1,407

Open claims, 12/31/09	33,477	5	1,119
Reported in 2009	3,149	-	399
Disposed of in 2009	1,317	2	374

Open claims, 12/31/08	31,645	7	1,094
Reported in 2008	240	2	381
Disposed of in 2008	3,069	4	356

Variability of loss and settlement expense reserves

The Company does not determine a range of estimates for all components of the loss and settlement expense reserve at the time those reserves are established. At each quarter-end, however, an actuarially determined range of estimates is developed for the major components of the loss and settlement expense reserve. All reserves are reviewed, except for the involuntary workers’ compensation pools, for which reliance is placed on a reserve opinion received from the National Council on Compensation Insurance certifying the reasonableness of those reserves. Shown below are the actuarially determined ranges of reserve estimates as of December 31, 2010 along with the statutory-basis carried reserves, which are displayed net of ceded reinsurance. The GAAP-basis loss and settlement expense reserves contained in the Company’s financial statements are reported gross of ceded reinsurance and contain a small number of adjustments from the statutory-basis amounts presented here. The last two columns display the estimated after-tax impact on earnings if the reserves were moved to the high end-point or low end-point of the ranges.

	Range of reserve estimates			After-tax impact on earnings
($ in thousands)	High	Low	Carried	Reserves at high	Reserves at low
Property and casualty insurance segment	$390,904	$342,627	$380,842	$(6,540)	$24,840
Reinsurance segment	152,297	123,352	148,829	(2,254)	16,560
	$543,201	$465,979	$529,671	$(8,794)	$41,400

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

•
U.S. government-sponsored agencies and corporate securities (including fixed-rate corporate bonds and medium-term notes) are priced by determining a bullet (non-call) spread scale for each issuer for maturities going out to forty years. These spreads represent credit risk and are obtained from the new issue market, secondary trading, and dealer quotes. An option adjusted spread model is incorporated to adjust spreads of issues that have early redemption features. The final spread is then added to the U.S. Treasury curve. For notes with odd coupon payment dates, a cash discounting yield/price routine calculates prices from final yields.

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities that were priced solely from broker quotes. Since this is not an observable input, any fixed maturity security in the Company’s portfolio that is on this list is classified as a Level 3 fair value measurement. At December 31, 2010, the Company did not hold any fixed maturity securities that were priced solely from broker quotes.

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

Effective April 1, 2009, the Company adopted the requirements for recognition, presentation, and disclosure of “other-than-temporary” impairments on fixed maturity securities from Investments-Debt and Equity Securities Topic 310 of the Financial Accounting Standards Board (FASB) FASB Accounting Standards Codification TM (ASC). Under these requirements, the evaluation of an impaired fixed maturity security includes an assessment of whether the entity has the intent to sell the security and if it is more likely than not to be required to sell the security before recovery of its amortized cost basis. In addition, if the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered “other-than-temporarily” impaired. The portion of the impairment related to a credit loss is recognized through earnings and the portion of the impairment related to other factors, if any, is recognized through “other comprehensive income”. These requirements became effective for interim and annual reporting periods ending after June 15, 2009.

When an equity security is deemed “other-than-temporarily” impaired, the carrying value is reduced to fair value and a realized loss is recognized and charged to income.

Deferred policy acquisition costs and related amortization

Acquisition costs consisting of commissions, premium taxes and other underwriting expenses that vary with, and are directly related to, the production of business are deferred and amortized to expense as premium revenue is recognized.

Deferred policy acquisition costs and related amortization are calculated separately for the property and casualty insurance segment and the reinsurance segment. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to the estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and settlement expenses and certain other costs expected to be incurred as the premium is earned. Deferred policy acquisition costs were not subject to limitation at December 31, 2010, and management does not anticipate that any limitation will occur in 2011 due to the current level of rate adequacy in both the insurance and reinsurance marketplaces.

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

Benefit Plans

Employers Mutual sponsors two defined benefit pension plans (a qualified plan and a nonqualified supplemental plan) and two postretirement benefit plans that provide retiree healthcare and life insurance coverage. Although the Company has no employees of its own, it is responsible for its share of the expenses and related prepaid assets and liabilities of these plans, as determined under the terms of the pooling agreement and the cost allocation methodologies applicable to its subsidiaries that do not participate in the pooling agreement.

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

The discount rate utilized in the valuations is based on an analysis of the total rate of return that could be generated by a hypothetical portfolio of high-quality bonds created to generate cash flows that match the plans’ expected benefit payments. No callable bonds are used in this analysis and the discount rate produced by this analysis is compared to interest rates of applicable published indices for reasonableness. The discount rates used in the pension benefit valuations at December 31, 2010, 2009 and 2008 were 5.00 percent, 5.75 percent and 6.25 percent, respectively. The discount rates used in the postretirement benefit valuations at December 31, 2010, 2009 and 2008 were 5.50 percent, 6.00 percent and 6.25 percent, respectively. A 0.25 percentage point decrease in the discount rates used in the 2010 valuations would increase the Company’s net periodic pension and postretirement benefit costs for 2011 by approximately $117,000. Conversely, a 0.25 percentage point increase in the 2010 discount rates would decrease the Company’s net periodic pension and postretirement benefit costs for 2011 by approximately $112,000.

The expected long-term rate of return on plan assets is developed considering actual historical results, current and expected market conditions, the mix of plan assets and investment strategy. The expected long-term rate of return on plan assets produced by this analysis and used in the pension valuations at December 31, 2010, 2009 and 2008 was 7.50 percent. The expected long-term rate of return on plan assets used in the postretirement benefit valuations was 6.75 percent at December 31, 2010, and 6.00 percent in both 2009 and 2008. The actual rate of return earned on plan assets during 2010 was approximately 16 percent for the pension plan and 14 percent for the postretirement benefit plans. The expected long-term rate of return assumption is subject to the general movement of the economy, but is generally less volatile than the discount rate assumption. A decrease in the expected long-term rate of return assumption increases future expenses, whereas an increase in the assumption reduces future expenses. A 0.25 percentage point change in the 2010 expected long-term rate of return assumption would change the Company’s net periodic pension and postretirement benefit costs for 2011 by $190,000. For detailed information regarding the current allocation of assets within the pension and postretirement benefit plans, see note 12 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

The health care cost trend rate assumption represents the anticipated change in the cost of health care benefits due to factors outside of the plan. These factors include health care inflation, changes in health care utilization and delivery patterns, technological advances, and the overall health of the plan participants. The health care cost trend rate assumption is based on published information and general economic conditions. The health care cost trend rate assumption for 2010 was 8.5 percent, and is assumed to decrease gradually to 5 percent in 2018 and remain at that level thereafter.

In accordance with GAAP, actuarial gains/losses contained in the valuations that result from (1) actual experience that differs from that assumed, or (2) a change in actuarial assumptions, is accumulated and, if in excess of a specified corridor, amortized to expense over future periods. As of December 31, 2010, all of the benefit plans had accumulated actuarial losses in excess of the corridor that will be amortized into expense in 2011. The Company’s share of the accumulated actuarial losses that will be amortized into expense during 2011 amounts to $1,541,000. Prior service costs/credits for plan amendments are also contained in the valuations, and are amortized into expense/income over the future service periods. As of December 31, 2010, the postretirement benefit plans have prior service credits that are being amortized into income in future periods, while the qualified defined benefit pension plan has prior service costs that are being amortized into expense in future periods. The net amount of prior service credit being amortized into income during 2011 is $481,000.

In accordance with GAAP, the funded status of defined benefit pension or other postretirement plans is recognized as an asset or liability on the balance sheet. Changes in the funded status of the plans is recognized through other comprehensive income.

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three years ended December 31, 2010 are as follows:

	Year ended December 31,
($ in thousands)	2010	2009	2008
Property and casualty insurance
Premiums earned	$305,647	$308,079	$315,598
Losses and settlement expenses	208,114	199,124	232,538
Acquisition and other expenses	116,496	119,342	109,877
Underwriting loss	$(18,963)	$(10,387)	$(26,817)

Loss and settlement expense ratio	68.1%	64.6%	73.7%
Acquisition expense ratio	38.1%	38.8%	34.8%
Combined ratio	106.2%	103.4%	108.5%

Losses and settlement expenses:
Insured events of current year	$236,840	$233,765	$254,102
Decrease in provision for insured events of prior years	(28,726)	(34,641)	(21,564)

Total losses and settlement expenses	$208,114	$199,124	$232,538

Catastrophe and storm losses	$33,062	$27,899	$44,439

	Year ended December 31,
($ in thousands)	2010	2009	2008
Reinsurance
Premiums earned	$83,475	$75,932	$73,720
Losses and settlement expenses	46,527	49,625	61,727
Acquisition and other expenses	27,040	16,758	17,508
Underwriting profit (loss)	$9,908	$9,549	$(5,515)

Loss and settlement expense ratio	55.7%	65.4%	83.7%
Acquisition expense ratio	32.4%	22.0%	23.8%
Combined ratio	88.1%	87.4%	107.5%

Losses and settlement expenses:
Insured events of current year	$68,550	$63,606	$75,471
Decrease in provision for insured events of prior years	(22,023)	(13,981)	(13,744)

Total losses and settlement expenses	$46,527	$49,625	$61,727

Catastrophe and storm losses	$9,082	$3,566	$8,045

	Year ended December 31,
($ in thousands)	2010	2009	2008
Consolidated
REVENUES
Premiums earned	$389,122	$384,011	$389,318
Net investment income	49,489	47,759	48,403
Realized investment gains (losses)	3,869	17,922	(24,456)
Other income	783	755	626
	443,263	450,447	413,891
LOSSES AND EXPENSES
Losses and settlement expenses	254,641	248,749	294,265
Acquisition and other expenses	143,536	136,100	127,385
Interest expense	900	900	889
Other expense	1,741	2,173	1,642
	400,818	387,922	424,181
Income (loss) before income tax expense (benefit)	42,445	62,525	(10,290)
Income tax expense (benefit)	11,099	17,154	(8,585)
Net income (loss)	$31,346	$45,371	$(1,705)

Net income (loss) per share	$2.40	$3.44	$(0.13)

Loss and settlement expense ratio	65.4%	64.8%	75.6%
Acquisition expense ratio	36.9%	35.4%	32.7%
Combined ratio	102.3%	100.2%	108.3%

Losses and settlement expenses:
Insured events of current year	$305,390	$297,371	$329,573
Decrease in provision for insured events of prior years	(50,749)	(48,622)	(35,308)

Total losses and settlement expenses	$254,641	$248,749	$294,265

Catastrophe and storm losses	$42,144	$31,465	$52,484

Year ended December 31, 2010 compared to year ended December 31, 2009

The Company reported net income of $31,346,000 and $45,371,000 ($2.40 and $3.44 per share) in 2010 and 2009, respectively. The decline in net income is primarily attributed to a decrease in realized investment gains and a decline in the property and casualty insurance segment’s underwriting results. The realized investment gains for 2009 include a $22,474,000 ($14,608,000 net of tax) gain recognized from the sale of the Company’s holdings of Verisk Analytics, Inc. common stock. The decline in the property and casualty insurance segment’s underwriting results is primarily attributed to an increase in catastrophe and storm losses and a decline in the amount of favorable development experienced on prior years’ reserves. Storm losses increased 33.9 percent in 2010 due to active weather patterns in the Midwest and Eastern sections of the country. Net income did, however, benefit from a decline in the amount of “other-than-temporary” investment impairment losses recognized compared to 2009.

Premium income

Premiums earned increased 1.3 percent to $389,122,000 in 2010 from $384,011,000 in 2009. The reinsurance segment was able to increase premium income through the addition of several new reinsurance contracts and increased participation on existing reinsurance business; however, this increase was partially offset by a decline in premium income in the property and casualty insurance segment. While premium rate levels for the property and casualty insurance segment stabilized during 2009, the use of discretionary rate credits increased, keeping overall premium rate levels flat to slightly lower. Competition remains very strong in the commercial lines of business; however, moderate rate increases have been implemented in personal lines during the past several years. Management continues to implement commercial lines rate increases where warranted, but overall rate levels are not expected to improve until the economy recovers, which is now projected to occur in 2012. Pricing in the reinsurance marketplace was essentially flat during the year, and is expected to remain flat in 2011.

Premiums earned for the property and casualty insurance segment decreased 0.8 percent to $305,647,000 in 2010 from $308,079,000 in 2009, primarily as a result of a decline in earned premium rate levels resulting from rate decreases implemented in 2008 and 2009. Premium rates have improved somewhat in the personal lines of business, but the commercial lines of business, which account for more than 80 percent of the property and casualty insurance segment’s premiums, remain very competitive. Filed rates for 2010 were up 0.9 percent; however, these increases were more than offset by increased use of discretionary credits. Overall, the industry has continued to report average rate declines of three to five percent in commercial lines of business, depending on policy size and line of business; however, the Company’s average rate decline for commercial lines has been relatively steady at approximately 1.1 percent. Rate competition in the commercial lines of business is being driven, at least in part, by the weak economy. Most companies are content to retain their good business at current pricing levels and wait for the economy to improve. As a result, management expects the current level of rate competition to continue through 2011 and probably into 2012. New business premium increased approximately two percent during 2010 and accounted for approximately 17 percent of net written premiums; however, the increase in premium income from this new business was largely offset by a decline in premium income associated with prior years’ rate reductions and policies not retained. Policy retention rates remained relatively stable at approximately 86 percent, though the personal lines retention rate was somewhat lower due to management’s decision in 2009 to exit personal lines business in certain regions of the country. Policy counts increased slightly in both the commercial and personal lines of business during 2010.

Premiums earned for the reinsurance segment increased 9.9 percent to $83,475,000 in 2010 from $75,932,000 in 2009. This increase was primarily associated with the addition of new facility business during 2010 (includes facultative and property and casualty reinsurance business from small to mid-size insurance companies), as well as new property business in central and eastern Europe. Due to the mild 2009 and 2010 hurricane seasons and a recovery in the reinsurance industry’s capital level, premium rate levels were generally flat in 2010, and declined slightly during the January 1, 2011 renewal season.

Losses and settlement expenses

Losses and settlement expenses increased 2.4 percent to $254,641,000 in 2010 from $248,749,000 in 2009, and the loss and settlement expense ratio increased to 65.4 percent in 2010 from 64.8 percent in 2009. The property and casualty insurance segment reported an increase in its loss and settlement expense ratio, primarily from higher catastrophe and storm losses and a decline in the amount of favorable development experienced on prior years’ reserves. However, much of the increase in the property and casualty insurance segment’s loss and settlement expense ratio was offset by a large decline in the reinsurance segment’s loss and settlement expense ratio. The decline in the reinsurance segment’s ratio is largely attributed to a reclassification by MRB of $6,065,000 from IBNR reserves to contingent commission reserves. The actuarial analysis of the Company’s carried reserves as of December 31, 2010 indicates that the level of reserve adequacy is consistent with other recent evaluations. From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.

The loss and settlement expense ratio for the property and casualty insurance segment increased to 68.1 percent in 2010 from 64.6 percent in 2009. Catastrophe and storm losses were well above average in both 2010 and 2009, adding 10.8 and 9.1 percentage points, respectively, to the loss and settlement expense ratios. The high level of storm activity experienced during 2010 was largely from the Midwest and Eastern sections of the country. Favorable development on prior years’ reserves declined in 2010, with the decline primarily driven by a relatively large amount of favorable development experienced in 2009 on the record amount of catastrophe and storm losses reported in 2008, and the strengthening of asbestos and environmental settlement expense reserves during 2010. Included in the reported amounts of favorable development for 2010 and 2009 is $32,000 and $3,476,000, respectively, of favorable development experienced on prior years’ catastrophe and storm loss reserves. Asbestos and environmental loss and settlement expense reserves were strengthened by $3,420,000 and $1,020,000 during 2010 and 2009, respectively, which is largely due to an increase in paid asbestos settlement expenses in recent years (particularly on one policyholder with exposure in numerous jurisdictions). In aggregate, the favorable development experienced in 2010 continues to be associated with closed claims. To a lesser extent, the increase in the loss and settlement expense ratio also reflects increased claim frequency in several lines of business, increased severity (including large losses) in the workers’ compensation and other liability lines of business, as well as previously implemented premium rate level reductions.

The loss and settlement expense ratio for the reinsurance segment decreased to 55.7 percent in 2010 from 65.4 percent in 2009. This decrease is primarily due to the reclassification of $6,065,000 out of the IBNR reserve to the reserve for contingent commissions, which decreased the reinsurance segment’s loss and settlement expense ratio by 7.3 percentage points. Since this amount was reflected in prior years’ IBNR reserves, it also increased the reinsurance segment’s favorable development on prior years’ reserves by the same amount. Also contributing to the decrease in the loss and settlement expense ratio is a decline in large loss activity from the high level experienced in 2009 (an industry-wide occurrence in 2009), as well as an increase in the amount of favorable development experienced on prior years’ reserves (excluding the $6,065,000 associated with the reclassification of the IBNR reserves), primarily on accident year 2009. The favorable development amounts reported in 2010 and 2009 are primarily attributed to changes in IBNR reserves during those years, with the 2010 change predominantly attributed to the property pro rata and catastrophe and casualty excess business. An increase in catastrophe and storm losses partially offset these decreases.

Acquisition and other expenses

Acquisition and other expenses increased 5.5 percent to $143,536,000 in 2010 from $136,100,000 in 2009. The acquisition expense ratio increased to 36.9 percent in 2010 from 35.4 percent in 2009. This increase is attributed to an increase in contingent commission expense in the reinsurance segment, including the $6,065,000 reclassification previously noted. This increased the 2010 acquisition expense ratio, with a corresponding decrease to the loss and settlement expense ratio. Declines in policyholder dividends, contingent salaries, executive bonuses, and agents’ profit bonuses in the property and casualty insurance segment were largely offset by an increase in commission expense in the reinsurance segment.

For the property and casualty insurance segment, the acquisition expense ratio decreased to 38.1 percent in 2010 from 38.8 percent in 2009. The decrease is attributed to a decline in underwriting results in 2010, which produced declines in several expenses that are based on loss experience or overall underwriting results, such as reduced dividends on some of the pool’s larger safety dividend groups, reduced agents’ profit bonuses, and reduced accruals for contingent salaries and executive bonuses.

For the reinsurance segment, the acquisition expense ratio increased to 32.4 percent in 2010 from 22.0 percent in 2009. This increase is primarily attributed to an increase in contingent commission expense associated with the $6,065,000 reclassification of IBNR reserves to contingent commissions, which increased the 2010 acquisition expense ratio by 7.3 percentage points. Also contributing to the increase in the reinsurance segment’s acquisition expense ratio were increases in contingent commission expense (excluding the $6,065,000 reclassification) from favorable underwriting performance in the assumed book of business, and an increase in commission expense associated with the new facility business, which carries a higher commission rate than the reinsurance segment’s other business.

Investment results

Net investment income increased 3.6 percent to $49,489,000 in 2010 from $47,759,000 in 2009. This increase is the result of a higher average invested balance in fixed maturity securities, which reflects the reinvestment of short-term holdings into Build America Bonds and other securities in the fourth quarter of 2009.

The Company reported net realized investment gains of $3,869,000 and $17,922,000 in 2010 and 2009, respectively. The 2009 amount includes a $22,474,000 realized gain recognized on the disposal of the Company’s holdings of Verisk common stock, and $10,108,000 of “other-than-temporary” investment impairment losses. The amount of “other-than-temporary” investment impairment losses declined substantially in 2010, with $2,180,000 impaired on 23 equity securities and $204,000 impaired on two residential mortgage-backed securities ($121,000 from the determination of credit loss on one residential mortgage-backed security, and $83,000 associated with management’s intent to sell another residential mortgage-backed security in an unrealized loss position). The impairment losses recognized in 2009 were on 34 equity securities and three fixed maturity securities.

The Company’s equity portfolio had a return of 14.31 percent during 2010, compared to 15.06 percent for the S&P 500. The current annualized yield on the bond portfolio is 4.98 percent and the effective duration is 5.75 years, compared to 5.27 percent and 6.12 years at December 31, 2009.

Income tax

The Company reported income tax expense of $11,099,000 in 2010, down from $17,154,000 in 2009. The effective tax rate was 26.1 percent in 2010, compared to 27.4 percent in 2009. The decrease in the effective tax rate for 2010 primarily reflects the decline in the amount of pre-tax income earned relative to the amount of tax-exempt interest income earned. The effective tax rate for 2010 also reflects tax law changes included in the Patient Protection and Affordable Care Act (H.R. 3590) and the follow-up Health Care and Education Reconciliation Act of 2010 (H.R. 4872) signed into law on March 23, 2010 and March 30, 2010, respectively (the “Acts”). In accordance with these Acts, beginning in 2013 the Company will no longer be able to claim a tax deduction for drug expenses that are reimbursed under the Medicare Part D retiree drug subsidy program. Although this tax change does not take effect until 2013, the Company is required to recognize the financial impact of the change beginning in the period in which the Acts were signed. As a result of the Acts, the Company recognized a decrease in its deferred tax asset of $794,000 during 2010.

Year ended December 31, 2009 compared to year ended December 31, 2008

The Company reported net income of $45,371,000 ($3.44 per share) in 2009 compared to a net loss of $1,705,000 ($0.13 per share) in 2008. This improvement was attributed to several factors: a record amount of catastrophe and storm losses in 2008, a record amount of “other-than-temporary” investment impairment losses recognized in 2008 as a result of the financial crisis, and a realized investment gain of $22,474,000 recognized in 2009 from the sale of the Company’s holdings of Verisk common stock. Another factor contributing to the improvement in net income was improved underwriting performance by the Company’s reinsurance subsidiary in 2009.

Premium income

Premiums earned decreased 1.4 percent to $384,011,000 in 2009 from $389,318,000 in 2008. This decrease was primarily attributed to a moderate, but steady, decline in overall premium rate levels during the preceding two years as a result of competitive market conditions associated with the soft market. Premium rates stabilized during 2009, but did not improve to the extent anticipated due to the lagging effects of the weak economy, the very mild 2009 hurricane season, and a general strengthening in the capital base of the industry. The pool participants were able to achieve some increases in rates, though those increases were generally small and targeted to specific local markets and individual accounts. Pricing in the reinsurance marketplace improved with the January 1 renewals, but declined somewhat as the year progressed.

Premiums earned for the property and casualty insurance segment decreased 2.4 percent to $308,079,000 in 2009 from $315,598,000 in 2008, primarily due to a 4.1 percent decline in premium rate levels implemented in 2008. Premium rates did improve somewhat in the personal lines of business during the second half of the year, but the commercial lines of business, which account for more than 80 percent of the property and casualty insurance segment’s premiums, remained very competitive. Filed rates for 2009 were up a modest 0.4 percent, representing the first positive change in four years. Competition in the commercial lines of business is being driven, at least in part, by the weak economy. Companies know that any proposed rate increases on good business will likely be challenged by the insured and could result in the loss of the account. As a result, most companies are content to retain their good business at current pricing levels and wait for the economy to improve. New business premium increased approximately 13 percent in 2009 and accounted for approximately 13 percent of net written premiums, but was not sufficient to cover premium declines resulting from prior year rate reductions and policies not retained. Approximately 39 percent of the new business came from the pool participants’ “Premier” and “Leading” agents (representing about 18 percent of the total agency force), which once again emphasizes the importance of building and strengthening agency relationships. Policy retention rates for the year declined slightly to approximately 86 percent in both commercial and personal lines, but continued to exceed industry averages. These declines were attributed to management’s willingness to walk away from underpriced business, efforts to limit exposures in coastal regions, and management’s decision to exit personal lines in certain regions of the country. Policy counts increased slightly in both the commercial and personal lines of business in 2009.

Premiums earned for the reinsurance segment increased 3.0 percent to $75,932,000 in 2009 from $73,720,000 in 2008. This increase was primarily associated with a moderate increase in reinsurance premium rate levels and the addition of a few new accounts. However, premium growth was limited by a decrease in reinstatement premium income, a decline in business assumed from the MRB pool, and a decrease in the amount of earned but not reported (EBNR) premium recognized. Due to a loss of capital in the reinsurance industry in 2008 as a result of the economic crisis, reinsurance premium rate levels firmed somewhat in the first part of 2009 and the reinsurance segment was able to obtain moderate rate increases on most of its renewals (including the January 1 renewals). However, due to the mild hurricane season and a recovery in reinsurance company capital levels during the year, premium rate levels subsided in the second half of 2009. Premium rate levels for the January 1, 2010 renewal season were generally flat, with some moderate declines on certain accounts.

Losses and settlement expenses

Losses and settlement expenses decreased 15.5 percent to $248,749,000 in 2009 from $294,265,000 in 2008, while the loss and settlement expense ratio decreased to 64.8 percent in 2009 from 75.6 percent in 2008. Storm losses, while higher than average due to active Midwest weather patterns, were significantly lower than the record amount experienced in 2008. Catastrophe and storm losses accounted for 8.2 percentage points of the combined ratio for the year ended December 31, 2009, which was higher than the 8-year average of 6.5 percentage points for the period 2000 to 2007, but significantly lower than the record 13.5 percentage points experienced in 2008. Other factors contributing to the improvement in the loss and settlement expense ratio were a decline in large losses, an increase in the amount of favorable development experienced on prior years’ reserves, and strong underwriting performance in the reinsurance segment. The actuarial analysis of the Company’s carried reserves as of December 31, 2009 indicated that the level of reserve adequacy was consistent with other recent evaluations. From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operation than the composition of the underwriting results between the current and prior accident years.

The loss and settlement expense ratio for the property and casualty insurance segment decreased to 64.6 percent in 2009 from 73.7 percent in 2008. A record amount of Midwest storm losses in 2008, along with losses associated with Hurricanes Gustav and Ike, produced record levels of catastrophe and storm losses and elevated the loss and settlement expense ratio in 2008. The loss and settlement expense ratio returned to a more normal level in 2009, even though catastrophe and storm losses remained above long-term historical averages. While there were no reported hurricane losses in the United States in 2009, there was an elevated level of claims activity due to a high frequency of Midwestern storms. For the year, catastrophe and storm losses in the property and casualty insurance segment amounted to 9.1 percent of earned premiums compared to 14.1 percent in 2008. Other factors contributing to the improvement in the loss and settlement expense ratio included a general decline in claim frequency and severity (including large loss activity) and an increase in the amount of favorable development experienced on prior years’ catastrophe and storm loss reserves. Large losses, which the Company then defined as losses greater than $250,000, excluding catastrophe and storm losses, declined to $22,938,000 in 2009 from $24,895,000 in 2008 (a decrease of 0.5 percentage points in the loss and settlement expense ratio). Previously implemented premium rate level reductions continued to have a negative impact on the loss and settlement expense ratio, but to a lesser extent due to a reduction in the magnitude of the rate decreases implemented in 2008 and 2009.

The loss and settlement expense ratio for the reinsurance segment decreased to 65.4 percent in 2009 from 83.7 percent in 2008. Factors contributing to the reinsurance segment’s improvement included moderate rate increases, good results from the MRB pool, an increase in the amount of favorable development experienced on prior accident years’ reserves due to a reduction in bulk IBNR reserves and the winding down of the MAERP Reinsurance Association (formerly known as Mutual Atomic Energy Reinsurance Pool), and a decline in catastrophe and storm losses from the large amount reported in 2008 (including $2,000,000 of losses associated with Hurricane Ike).

Acquisition and other expenses

Acquisition and other expenses increased 6.8 percent to $136,100,000 in 2009 from $127,385,000 in 2008. The acquisition expense ratio increased to 35.4 percent in 2009 from 32.7 percent in 2008. These increases were attributed to the property and casualty insurance segment and reflected increases in net periodic pension benefit cost, executive bonuses and contingent salaries, and policyholder dividends. These increases were partially offset by a decline in commission and contingent commission expense in the reinsurance segment.

For the property and casualty insurance segment, the acquisition expense ratio increased to 38.8 percent in 2009 from 34.8 percent in 2008. This increase was attributed to increases in net periodic pension benefit cost, executive bonuses, contingent salaries, and policyholder dividends. The increase in executive bonuses and contingent salaries was due to the improved underwriting results in 2009 (no expense was incurred for these items in 2008). The increase in net periodic pension benefit cost was due to a significant increase in the amount of actuarial losses being amortized and a decrease in the expected return on plan assets, both resulting from the severe decline in the financial markets during 2008. The increase in policyholder dividend expense was largely due to an increase in the estimated dividend payable on several safety dividend groups, as well as an increase in the estimated aggregate amount of dividends payable on individual workers’ compensation policies as a result of good loss experience.

For the reinsurance segment, the acquisition expense ratio decreased to 22.0 percent in 2009 from 23.8 percent in 2008. This decline was primarily associated with decreases in commission expense (driven largely by fluctuations in the estimate of commission expense relative to the associated estimate of earned but not reported premiums) and contingent commission expense (reflecting a decline from the relatively high amount reported in 2008).

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

The Company reported a net realized investment gain of $17,922,000 in 2009 compared to a net realized investment loss of $24,456,000 in 2008. The 2009 amount reflected a $22,474,000 realized gain recognized on the disposal of the Company’s holdings of Verisk common stock, and $10,108,000 of “other-than-temporary” investment impairment losses recognized on 34 equity securities and three fixed maturity securities. The impairment losses on the three fixed maturity securities totaled $2,657,000, and were attributed to a bankruptcy filing made by Great Lakes Chemical Corporation, later known as Chemtura Corporation ($2,220,000), a planned disposal of US Freightways Corporation securities ($350,000) and the determination of a credit loss (all contractual cash flows were not expected to be collected) on a residential mortgage-backed security ($87,000). Included in the 2008 loss amount was $16,017,000 of “other-than-temporary” investment impairment losses recognized on 38 equity securities as a result of the severe and prolonged turmoil in the financial markets, and $14,904,000 of losses recognized on the perpetual preferred stocks of Freddie Mac and Fannie Mae when those companies were placed under conservatorship by the U.S. government.

The total rate of return on the Company’s equity portfolio during 2009 was 21.80 percent, compared to 26.46 percent for the S&P 500. At December 31, 2009, the annualized yield on the bond portfolio was 5.27 percent and the effective duration was 6.12 years, which was up from 5.57 years at December 31, 2008.

Other expense

Other expense increased 32.3 percent to $2,173,000 in 2009 from $1,642,000 in 2008. This increase primarily reflected an increase in uncollectible premiums allocated to the property and casualty insurance subsidiaries through the pooling agreement, and a decrease in foreign currency exchange gains associated with the reinsurance subsidiary’s foreign currency denominated reinsurance business.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations. The Company had positive cash flows from operations of $30,322,000 in 2010, $34,116,000 in 2009 and $30,684,000 in 2008. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims. These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity. When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies. In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove insufficient to fund current operating needs. As of December 31, 2010, the Company did not have any significant variations between the maturity dates of its investments and the expected payment of its loss and settlement expense reserves.

The Company is a holding company whose principal asset is its investment in its insurance subsidiaries. As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase program. State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval. See note 6 of Notes to Consolidated Financial Statements for additional information regarding dividend restrictions. The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2011 without prior regulatory approval is approximately $39,271,000. The Company received $17,000,000, $12,500,000 and $25,005,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $9,512,000, $9,507,000 and $9,731,000 in 2010, 2009 and 2008, respectively. The excess dividends received from the insurance company subsidiaries were used to partially fund the Company’s $25,000,000 stock repurchase program. At December 31, 2010, approximately $1,852,000 of the authorized stock repurchase program remains available for the purchase of additional shares.

The Company’s insurance and reinsurance company subsidiaries must maintain adequate liquidity to ensure that their cash obligations are met; however, because of their participation in the pooling agreement and the quota share agreement, they do not have the daily liquidity concerns normally associated with an insurance or reinsurance company. This is because under the terms of the pooling and quota share agreements, Employers Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the Company’s reinsurance subsidiary, and then settles the inter-company balances generated by these transactions with the participating companies within 45 days after the end of each quarter.

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

The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to pay claims and expenses. A variety of maturities are maintained in the Company’s investment portfolio to assure adequate liquidity. The maturity structure of the fixed maturity portfolio is also established by the relative attractiveness of yields on short, intermediate and long-term securities. The Company does not invest in high-yield, non-investment grade debt securities. Any non-investment grade securities held by the Company are the result of rating downgrades subsequent to their purchase.

The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity. Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio. At December 31, 2010 and 2009, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $20,770,000 and $17,541,000, respectively. The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries for corporate and U.S. government-sponsored agency securities. Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

The majority of the Company’s assets are invested in fixed maturity securities. These investments provide a substantial amount of investment income that supplements underwriting results and contributes to net earnings. As these investments mature, or are called, the proceeds are reinvested at current interest rates, which may be higher or lower than those now being earned; therefore, more or less investment income may be available to contribute to net earnings. Due to the declining interest rate environment, the Company experienced a high level of call activity on fixed maturity securities during 2010 and 2009. The proceeds from these called securities have been reinvested at lower yields, which will have a negative impact on future investment income.

The Company previously participated in a securities lending program administered by Mellon Bank, N.A. whereby certain fixed maturity securities from the investment portfolio were loaned to other institutions for short periods of time. The Company received a fee for each security loaned out under this program and required initial collateral equal to 102 percent of the fair value of the loaned securities. The securities on loan to others were segregated from the other invested assets on the Company’s balance sheet. In accordance with relevant accounting literature, the collateral held by the Company was accounted for as a secured borrowing and was recorded as an asset on the Company’s balance sheet, with a corresponding liability reflecting the Company’s obligation to return this collateral upon the return of the loaned securities. During the fourth quarter of 2009, management decided to discontinue its participation in the securities lending program and as a result, began to unwind the program. The Company terminated its participation in the securities lending program as of December 31, 2010.

The Company held $30,000 and $47,000 in minority ownership interests in limited partnerships and limited liability companies at December 31, 2010 and 2009, respectively. The Company does not hold any other unregistered securities.

The Company’s cash balance was $492,000 and $279,000 at December 31, 2010 and 2009, respectively.

Employers Mutual contributed $26,000,000, $17,000,000 and $15,000,000 to its qualified pension plan in 2010, 2009 and 2008, respectively, and plans to contribute approximately $22,000,000 to the qualified pension plan in 2011. The Company reimbursed Employers Mutual $7,973,000, $5,204,000 and $4,555,000 for its share of the pension contributions in 2010, 2009 and 2008, respectively. Employers Mutual contributed $2,480,000, $2,550,000 and $12,200,000 to its postretirement benefit plans in 2010, 2009 and 2008, respectively, and expects to contribute approximately $4,000,000 to the postretirement benefit plans in 2011. The Company reimbursed Employers Mutual $697,000, $724,000 and $3,495,000 for its share of the postretirement benefit plan contributions in 2010, 2009 and 2008, respectively.

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations. For the Company’s insurance and reinsurance company subsidiaries, capital resources are required to support premium writings. Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one. All of the Company’s property and casualty insurance subsidiaries were well under this guideline at December 31, 2010.

The Company’s insurance subsidiaries are required to maintain a certain minimum level of surplus on a statutory basis, and are subject to regulations under which the payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities. The Company’s insurance subsidiaries are also subject to Risk Based Capital (RBC) requirements that may further impact their ability to pay dividends. RBC requirements attempt to measure minimum statutory capital needs based upon the risks in a company’s mix of products and investment portfolio. At December 31, 2010, the Company’s insurance subsidiaries had total adjusted statutory capital of $347,133,000, which was well in excess of the minimum RBC requirement of $58,048,000.

The Company’s total cash and invested assets at December 31, 2010 and 2009 are summarized as follows:

	December 31, 2010
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities held-to-maturity	$341	$390	-%	$341
Fixed maturity securities available-for-sale	909,583	941,537	87.2	941,537
Equity securities available-for-sale	75,721	101,139	9.4	101,139
Cash	492	492	-	492
Short-term investments	36,616	36,616	3.4	36,616
Other long-term investments	30	30	-	30
	$1,022,783	$1,080,204	100.0%	$1,080,155

	December 31, 2009
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities held-to-maturity	$410	$461	0.1%	$410
Fixed maturity securities available-for-sale	872,195	899,181	86.0	899,181
Equity securities available-for-sale	73,115	90,190	8.6	90,190
Cash	279	279	-	279
Short-term investments	55,390	55,390	5.3	55,390
Other long-term investments	47	47	-	47
	$1,001,436	$1,045,548	100.0%	$1,045,497

The amortized cost and estimated fair value of fixed maturity and equity securities at December 31, 2010 were as follows:

($ in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$341	$49	$-	$390
Total securities held-to-maturity	$341	$49	$-	$390

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,748	$54	$-	$4,802
US government-sponsored agencies	167,976	1,996	1,899	168,073
Obligations of states and political subdivisions	384,164	11,650	4,882	390,932
Commercial mortgage-backed	82,907	10,342	27	93,222
Residential mortgage-backed	32,801	1,664	179	34,286
Other asset-backed	12,101	1,057	57	13,101
Corporate	224,886	12,954	719	237,121
Total fixed maturity securities	909,583	39,717	7,763	941,537

Equity securities:
Common stocks:
Financial services	8,630	2,668	52	11,246
Information technology	11,215	6,163	28	17,350
Healthcare	10,200	2,706	120	12,786
Consumer staples	6,011	1,834	60	7,785
Consumer discretionary	7,637	4,535	9	12,163
Energy	6,350	3,031	-	9,381
Industrials	5,396	2,097	27	7,466
Other	11,282	3,351	3	14,630
Non-redeemable preferred stocks	9,000	100	768	8,332
Total equity securities	75,721	26,485	1,067	101,139
Total securities available-for-sale	$985,304	$66,202	$8,830	$1,042,676

The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual at an interest rate of 3.60 percent. Reviews of the interest rate are conducted by the Inter-Company Committees of the Boards of Directors of the Company and Employers Mutual every five years, with the next review due in 2013. Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective states of domicile. The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries. Total interest expense incurred on these surplus notes was $900,000, $900,000 and $889,000 in 2010, 2009 and 2008, respectively. At December 31, 2010, the Company’s property and casualty insurance subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2010.

As of December 31, 2010, the Company had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

Employers Mutual collects from agents, policyholders and reinsureds all premiums associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the reinsurance subsidiary. Quarterly, Employers Mutual settles with the pool participants and the reinsurance subsidiary the premiums written from these insurance policies and reinsurance contracts, providing full credit for the premiums written during the quarter (not just the collected portion). Due to this arrangement, and since a significant portion of these premium balances are collected over the course of the coverage period, Employers Mutual carries a substantial receivable balance for insurance and reinsurance premiums in process of collection. Any of these receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is charged to the reinsurance subsidiary or allocated to the pool members on the basis of pool participation. As a result, the Company has an off-balance sheet arrangement with an unconsolidated entity that results in a credit-risk exposure (Employers Mutual’s insurance and reinsurance premium receivable balances) that is not reflected in the Company’s financial statements. The ten-year average annual charge-off expense allocated to the Company is $313,000. Based on historical data, this credit-risk exposure is not considered to be material to the Company’s results of operations or financial position, and accordingly, no loss contingency liability has been recorded.

Investment Impairments and Considerations

The Company recorded “other-than-temporary” investment impairment losses totaling $2,384,000 on 23 equity securities and two fixed maturity securities during 2010, compared to $10,108,000 on 34 equity securities and three fixed maturity securities during 2009.

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

During the second quarter of 2008, management evaluated and implemented a new investment strategy targeting high-quality residential mortgage-backed securities. This investment strategy, which is being administered by Harris Investment Management, Inc., was designed to take advantage of the liquidity-induced market dislocation that existed in the securitized residential mortgage marketplace at that time, and targeted AAA rated residential mortgage-backed securities (no securities backed by subprime mortgages were purchased). The investments were appropriately diversified with respect to key risk factors (such as vintage, originator and geography).

At December 31, 2010, the Company had unrealized losses on available-for-sale securities as presented in the table below. The estimated fair value is based on quoted market prices, where available. In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security. None of these securities are considered to be in concentrations by either security type or industry. The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired. Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at December 31, 2010. Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $5,740,000, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of December 31, 2010.

	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$64,030	$1,899	$-	$-	$64,030	$1,899
Obligations of states and political subdivisions	97,770	4,882	-	-	97,770	4,882
Commercial mortgage-backed	3,999	27	-	-	3,999	27
Residential mortgage-backed	11,347	158	1,223	21	12,570	179
Other asset-backed	3,331	57	-	-	3,331	57
Corporate	38,271	719	-	-	38,271	719
Subtotal, fixed maturity securities	218,748	7,742	1,223	21	219,971	7,763

Equity securities:
Common stocks:
Financial services	1,608	52	-	-	1,608	52
Information technology	880	28	-	-	880	28
Healthcare	3,552	120	-	-	3,552	120
Consumer staples	1,218	60	-	-	1,218	60
Consumer discretionary	253	9	-	-	253	9
Industrials	761	27	-	-	761	27
Other	43	3	-	-	43	3
Non-redeemable preferred stocks	-	-	4,232	768	4,232	768
Subtotal, equity securities	8,315	299	4,232	768	12,547	1,067
Total temporarily impaired securities	$227,063	$8,041	$5,455	$789	$232,518	$8,830

Following is a schedule of the maturity dates of the fixed maturity securities presented in the above table. Note that this schedule includes only fixed maturity securities available-for-sale, as the Company does not have any fixed maturity securities held-to-maturity with unrealized losses.

($ in thousands)	Book value	Fair value	Gross unrealized loss
Due in one year or less	$-	$-	$-
Due after one year through five years	12,987	12,815	172
Due after five years through ten years	20,107	19,874	233
Due after ten years	177,865	170,713	7,152
Mortgage-backed securities	16,775	16,569	206
	$227,734	$219,971	$7,763

The Company does not purchase non-investment grade securities. Any non-investment grade securities held are the result of rating downgrades that occurred subsequent to their purchase. At December 31, 2010, non-investment grade fixed maturity securities held by the Company included American Airlines, Weyerhaeuser Company and ten residential mortgage-backed securities. Of these securities, only three of the residential mortgage-backed securities were in an unrealized loss position with an aggregate unrealized loss of $136,000.

Following is a schedule of gross realized losses recognized in 2010 from the sale of securities and from “other-than-temporary” investment impairments. The schedule is aged according to the length of time the underlying securities were in an unrealized loss position. This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc.

	Realized losses from sales			"Other-than-temporary" impairment losses	Total gross realized losses
($ in thousands)	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$-	$-	$-	$-	$-
Over three months to six months	4,760	4,673	87	-	87
Over six months to nine months	-	-	-	-	-
Over nine months to twelve months	-	-	-	-	-
Over twelve months	-	-	-	204	204
	$4,760	$4,673	$87	$204	$291

Equity securities:
Three months or less	$9,525	$8,778	$747	$1,971	$2,718
Over three months to six months	828	795	33	181	214
Over six months to nine months	-	-	-	28	28
Over nine months to twelve months	-	-	-	-	-
Over twelve months	-	-	-	-	-
	$10,353	$9,573	$780	$2,180	$2,960

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

The following table reflects the Company’s contractual obligations as of December 31, 2010. Included in the table are the estimated payments that the Company expects to make in the settlement of its loss reserves and with respect to its long-term debt. One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014. Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021. All of these lease costs are included as expenses under the pooling agreement. Included in the following table is the Company’s current 30.0 percent aggregate participation percentage of all operating lease obligations of the parties to the pooling agreement.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Contractual obligations	($ in thousands)
Loss and settlement expense reserves (1)	$556,141	$218,556	$204,080	$81,190	$52,315
Long-term debt (2)	25,000	-	-	-	25,000
Interest expense on long-term debt (3)	9,000	900	1,800	1,800	4,500
Real estate operating leases	9,326	1,233	2,553	2,249	3,291
Total	$599,467	$220,689	$208,433	$85,239	$85,106

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

(3)
Interest expense on long-term debt reflects the interest expense on the surplus notes issued by the Company’s property and casualty insurance subsidiaries to Employers Mutual. The interest rate on the surplus notes is subject to change every five years, with the next review scheduled for 2013. Interest payments on the surplus notes are subject to prior approval by the issuing company’s state of domicile regulatory authority. The balance shown under the heading “More than 5 years” represents estimated interest expense for years six through ten. Since the surplus notes have no maturity date and the interest rate is subject to change every five years, interest expense could be greater than the amounts shown.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business. Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states. Many states allow assessments to be recovered through premium tax offsets. Estimated guaranty fund assessments of $1,269,000 and $1,236,000 have been accrued as of December 31, 2010 and 2009, respectively. Premium tax offsets of $758,000 and $692,000, which are related to prior guarantee fund payments and current assessments, have been accrued as of December 31, 2010 and 2009, respectively. The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments. The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities. Estimated second-injury fund assessments of $1,613,000 and $1,709,000 have been accrued as of December 31, 2010 and 2009, respectively. The second-injury fund assessment accruals are based on projected loss payments. The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions. The Company’s share of case loss reserves eliminated by the purchase of these annuities was $1,615,000 at December 31, 2010. The Company has a contingent liability of $1,615,000 at December 31, 2010 should the issuers of these annuities fail to perform. The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote. The Company’s share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries’ aggregate policyholders’ surplus.

MARKET RISK

The main objectives in managing the Company’s investment portfolios are to maximize after-tax investment return while minimizing credit risk, in order to provide maximum support for the underwriting operations. Investment strategies are developed based upon many factors including underwriting results, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are centrally managed by investment professionals and are supervised by the investment committees of the respective boards of directors for each of the Company’s subsidiaries.

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

Interest rate risk (inclusive of credit spreads) includes the price sensitivity of a fixed maturity security to changes in interest rates, and the affect on the Company’s future earnings from short-term investments and maturing long-term investments given a change in interest rates. The following table illustrates the sensitivity of the Company’s portfolio of fixed maturity securities available-for-sale to hypothetical changes in market rates and prices.

($ in thousands)	Estimated fair value at December 31, 2010	Hypothetical change in interest rate (bp=basis points)	Estimated fair value after hypothetical change in interest rate	Hypothetical percentage increase (decrease) in Stockholders' Equity

Fixed maturity securities:
U.S. treasury	$4,802	200 bp decrease	$5,167	0.06%
		100 bp decrease	4,977	0.03
		100 bp increase	4,640	(0.03)
		200 bp increase	4,490	(0.06)

U.S. government-sponsored agencies	$168,073	200 bp decrease	$174,940	1.21%
		100 bp decrease	169,450	0.24
		100 bp increase	159,830	(1.45)
		200 bp increase	155,599	(2.20)

Obligations of states and political subdivisions	$390,932	200 bp decrease	$435,803	7.91%
		100 bp decrease	408,604	3.12
		100 bp increase	362,849	(4.95)
		200 bp increase	343,449	(8.37)

Commercial mortgage-backed	$93,222	200 bp decrease	$98,843	0.99%
		100 bp decrease	95,966	0.48
		100 bp increase	90,610	(0.46)
		200 bp increase	88,115	(0.90)

Residential mortgage-backed	$34,286	200 bp decrease	$37,307	0.53%
		100 bp decrease	35,780	0.26
		100 bp increase	33,102	(0.21)
		200 bp increase	31,922	(0.42)

Other asset-backed	$13,101	200 bp decrease	$14,493	0.25%
		100 bp decrease	13,758	0.12
		100 bp increase	12,456	(0.11)
		200 bp increase	11,878	(0.22)

Corporate	$237,121	200 bp decrease	$258,575	3.78%
		100 bp decrease	247,286	1.79
		100 bp increase	227,024	(1.78)
		200 bp increase	217,938	(3.38)

Total fixed maturity securities	$941,537	200 bp decrease	$1,025,128	14.73%
		100 bp decrease	975,821	6.04
		100 bp increase	890,511	(8.99)
		200 bp increase	853,391	(15.55)

The Company monitors interest rate risk through an analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter term instruments given the results of interest rate simulations and judgments of cash flow needs. The effective duration of the Company’s fixed maturity portfolio at December 31, 2010 was 5.75 years.

The valuation of the Company’s marketable equity portfolio is subject to equity price risk. In general, equities have more year-to-year price variability than bonds. However, returns from equity securities have been consistently higher over longer time frames. The Company invests in a diversified portfolio of readily marketable equity securities. A hypothetical 10 percent decrease in the S&P 500 index as of December 31, 2010 would result in a corresponding pre-tax decrease in the fair value of the Company’s equity portfolio of approximately $9,281,000.

Fixed maturity securities held by the Company generally have an investment quality rating of “A” or better by independent rating agencies. The following table shows the composition of the Company’s fixed maturity securities, by rating, as of December 31, 2010.

	Securities held-to-maturity (at amortized cost)		Securities available-for-sale (at fair value)
($ in thousands)	Amount	Percent	Amount	Percent
Rating:
AAA	$341	100.0%	$332,321	35.3%
AA	-	-	356,626	37.9
A	-	-	211,004	22.4
BAA	-	-	29,538	3.1
BA	-	-	2,064	0.2
B	-	-	4,107	0.5
CAA	-	-	5,877	0.6
Total fixed maturities	$341	100.0%	$941,537	100.0%

As of December 31, 2010, the Company held approximately $189,284,000 of municipal securities that are guaranteed by financial guaranty insurers, which represents approximately 20.1 percent of the Company’s total fixed maturity portfolio. Municipal security insurance guarantees the payment of principal and interest if the issuer defaults; however, most of these insurers are no longer considered financially viable due to their exposure to subprime mortgage losses. The portion of the guaranteed municipal securities that are still considered to be insured by a financially viable insurer is estimated at $76,409,000. Credit ratings of guaranteed municipal securities can be based on the credit rating of either the issuer or the insurer, though presently most ratings are based on that of the issuer. The Company makes its investment decisions based on the creditworthiness of the issuing entities, not the guarantor (with the exception of the Texas Permanent School Fund and Federal Housing Agencies), and its guaranteed municipal securities have an average rating of “AA”. Approximately $50,312,000 of the Company’s guaranteed municipal securities have been pre-refunded, which means that funds have been set aside in escrow to satisfy the future interest and principal obligations of the securities. A summary of the financial guaranty insurers backing the Company’s insurance enhanced municipal securities, including the pre-refunded bonds that are escrowed, is as follows.

($ in thousands)	Total	Pre-refunded securities	Exposure net of pre-refunded securities
Ambac Financial Group, Inc.	$36,092	$11,350	$24,742
Assured Guaranty Corp. (FSA)	29,895	5,347	24,548
Financial Guaranty Ins. Co.	8,561	3,972	4,589
Financial Guaranty Ins. Co. Reinsured (FGRMB)	18,877	-	18,877
MBIA Inc.	48,331	13,064	35,267
PSF - Texas Permanent School Fund	37,248	13,587	23,661
Other	10,280	2,992	7,288
Total Guaranteed	$189,284	$50,312	$138,972

The following table shows the total fair value of the Company’s municipal securities by rating, both with and without insurance enhancement.

($ in thousands)	With insurance enhancements	Without insurance enhancements
Rating:
AAA	$49,635	$12,471
AA	112,302	136,196
A	24,962	36,055
BAA	2,385	2,385
No rating	-	2,177
Total	$189,284	$189,284

The Company has no insurance enhanced asset-backed securities. As of December 31, 2010, the Company had no direct investment in the entities that provided financial guarantees to any security held by the Company, with the exception of Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA).

Ratings for preferred stocks and fixed maturity securities with initial maturities greater than one year are assigned by nationally recognized statistical rating organizations (referred to generically as NRSROs, which includes such organizations as Moody’s Investor’s Services, Inc., Standard and Poor, etc.). The NRSROs’ rating processes seek to evaluate the quality of a security by examining the factors that affect returns to investors. NRSROs’ ratings are based on quantitative and qualitative factors, as well as the economic, social and political environment in which the issuing entity operates. The quantitative factors include debt coverage, sales and income growth, cash flows and liquidity ratios. Qualitative factors include management quality, access to capital markets and the quality of earnings and balance sheet items. Ratings for securities with initial maturities less than one year are based on ratings of NRSROs, or the credit rating of the issuer’s parent company. For further discussion of credit risk and related topics (i.e., impairment losses on equity securities, residential mortgage-backed securities, unrealized losses in the investment portfolios, and non-investment grade securities held by the Company) see the section entitled "Investment Impairments and Considerations” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Prepayment risk refers to changes in prepayment patterns that can shorten or lengthen the expected timing of principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within the portfolio of mortgage-backed securities. Prepayment risk is monitored regularly through the analysis of interest rate simulations. At December 31, 2010, the effective duration of the mortgage-backed securities is 3.3 years with an average life of 3.8 years and a yield to maturity of 4.1 percent. At December 31, 2009, the effective duration of the mortgage-backed securities was 3.9 years, with an average life of 4.0 years and a yield to maturity of 6.2 percent.

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

NEW ACCOUNTING PRONOUNCEMENTS

In October 2010, the FASB updated its guidance related to Insurance Topic 944 of the ASC to clarify which costs associated with the acquisition of insurance contracts should be capitalized and deferred for recognition during the coverage period. This guidance specifies that only incremental costs or costs directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost. Currently, industry practice is such that deferred costs typically also include costs related to unsuccessful insurance contract acquisitions. This guidance is effective for annual reporting periods (and interim reporting periods of those annual reporting periods) beginning on or after December 15, 2011, and may be adopted prospectively or retrospectively. Adoption of this guidance will have an impact on the consolidated financial position and operating results of the Company since certain costs associated with contract acquisition that are currently deferred will not likely meet the criteria for deferral under the new guidance. The Company has not yet established an estimate of the impact this statement will have on its financial statements.

In July 2010, the FASB updated its guidance related to Receivables Topic 310 of the ASC to require additional disclosures regarding credit risk exposures and the allowance for credit losses, as well as a description of the accounting policies and methodology used to estimate the liability for off-balance-sheet credit risk exposures and related charges. The additional disclosures required at the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010, and the additional disclosures required about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Adoption of this guidance resulted in some additional disclosures at year-end 2010, but had no effect on the consolidated financial position or operating results of the Company.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, including safeguarding of assets and reliability of financial records. The Company’s internal control over financial reporting, designed by or under the supervision of management, includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. This control structure is further reinforced by a program of internal audits, including audits of the Company’s decentralized branch locations, which requires responsive management action.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, adequate internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2010, the Company maintained effective internal control over financial reporting.

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

The Board of Directors and Stockholders
EMC Insurance Group Inc.

We have audited EMC Insurance Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The management of EMC Insurance Group Inc. and Subsidiaries’ (the Company) is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, EMC Insurance Group Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of EMC Insurance Group Inc. and Subsidiaries and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 10, 2011

Report of Independent Registered Public Accounting Firm
On Consolidated Financial Statements

The Board of Directors and Stockholders
EMC Insurance Group Inc.

We have audited the accompanying consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMC Insurance Group Inc. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for other-than-temporary impairments effective April 1, 2009 and for the accounting for its pension and other post-retirement benefits effective January 1, 2008.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), EMC Insurance Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 10, 2011

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost (fair value $389,679 and $460,877)	$340,803	$410,005
Securities available-for-sale, at fair value (amortized cost $909,582,782 and $858,129,177)	941,537,026	884,688,114
Fixed maturity securities on loan:
Securities available-for-sale, at fair value (amortized cost $0 and $14,065,597)	-	14,492,872
Equity securities available-for-sale, at fair value (cost $75,721,039 and $73,114,920)	101,138,982	90,189,979
Other long-term investments, at cost	29,827	47,083
Short-term investments, at cost	36,616,111	55,390,096
Total investments	1,079,662,749	1,045,218,149

Cash	491,994	278,534
Reinsurance receivables due from affiliate	30,256,586	30,544,558
Prepaid reinsurance premiums due from affiliate	9,530,426	5,112,386
Deferred policy acquisition costs (all affiliated)	37,584,448	36,650,628
Prepaid pension benefits due from affiliate	5,125,701	-
Accrued investment income	10,925,854	11,082,132
Accounts receivable	1,716,150	1,611,740
Income taxes recoverable	2,350,864	-
Deferred income taxes	6,690,218	15,044,357
Goodwill	941,586	941,586
Securities lending collateral	-	14,941,880
Other assets (affiliated $2,433,445 and $2,058,189)	2,517,922	4,361,843
Total assets	$1,187,794,498	$1,165,787,793

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
LIABILITIES
Losses and settlement expenses (affiliated $553,125,183 and $553,787,770)	$556,140,956	$556,151,577
Unearned premiums due to affiliate	167,896,119	159,486,096
Other policyholders' funds due to affiliate	8,315,751	7,918,665
Surplus notes payable to affiliate	25,000,000	25,000,000
Amounts due affiliate to settle quarterly transaction balances	18,380,813	13,488,724
Pension and postretirement benefits payable to affiliate	20,418,716	18,176,720
Income taxes payable	-	5,488,760
Securities lending obligation	-	14,941,880
Other liabilities (affiliated $22,861,092 and $20,335,197)	23,001,141	22,717,686
Total liabilities	819,153,496	823,370,108

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 12,927,678 shares in 2010 and 13,114,481 shares in 2009	12,927,678	13,114,481
Additional paid-in capital	88,937,294	92,804,282
Accumulated other comprehensive income (loss):
Net unrealized losses on fixed maturity securities with "other-than-temporary" impairments	(69,852)	(104,847)
Other net unrealized gains	37,361,774	28,744,673
Pension and postretirement benefits payable to affiliate	(12,796,435)	(12,587,484)
Total accumulated other comprehensive income	24,495,487	16,052,342
Retained earnings	242,280,543	220,446,580
Total stockholders' equity	368,641,002	342,417,685
Total liabilities and stockholders' equity	$1,187,794,498	$1,165,787,793

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2010	2009	2008
REVENUES
Premiums earned (affiliated $384,335,196, $380,315,958 and $389,317,798)	$389,122,150	$384,010,901	$389,317,798
Investment income, net	49,489,215	47,759,306	48,403,373
Net realized investment gains, excluding impairment losses on available-for-sale securities	6,253,079	28,030,648	6,465,320
Total "other-than-temporary" impairment losses on available-for-sale securities	(2,263,737)	(10,269,680)	(30,920,859)
Portion of impairment losses on fixed maturity available-for-sale securities recognized in other comprehensive income (before taxes)	(120,539)	161,303	-
Net impairment losses on available-for-sale securities	(2,384,276)	(10,108,377)	(30,920,859)
Net realized investment gains (losses)	3,868,803	17,922,271	(24,455,539)
Other income (all affiliated)	783,346	755,178	626,499
	443,263,514	450,447,656	413,892,131
LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $252,186,372, $246,218,424 and $294,265,293)	254,640,519	248,749,459	294,265,293
Dividends to policyholders (all affiliated)	8,013,843	9,090,655	5,822,521
Amortization of deferred policy acquisition costs (affiliated $90,795,728, $87,087,782 and $87,863,949)	92,098,219	87,992,749	87,863,949
Other underwriting expenses (affiliated $43,516,199, $39,016,979 and $33,698,721)	43,424,439	39,016,979	33,698,721
Interest expense (all affiliated)	900,000	900,000	889,375
Other expense (affiliated $1,822,758, $2,200,795 and $1,642,326)	1,741,270	2,172,997	1,642,326
	400,818,290	387,922,839	424,182,185
Income (loss) before income tax expense (benefit)	42,445,224	62,524,817	(10,290,054)

INCOME TAX EXPENSE (BENEFIT)
Current	7,291,068	15,716,019	(8,048,404)
Deferred	3,807,833	1,438,184	(536,277)
	11,098,901	17,154,203	(8,584,681)
Net income (loss)	$31,346,323	$45,370,614	$(1,705,373)

Net income (loss) per common share -basic and diluted	$2.40	$3.44	$(0.13)

Average number of common shares outstanding -basic and diluted	13,038,263	13,207,105	13,534,147

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2010	2009	2008

Net income (loss)	$31,346,323	$45,370,614	$(1,705,373)

OTHER COMPREHENSIVE INCOME (LOSS)

Change in unrealized holding gains (losses) on investment securities, net of deferred income tax expense (benefit) of $6,036,247, $19,726,915 and ($28,007,475)	11,210,173	36,635,698	(52,013,882)

Reclassification adjustment for realized investment (gains) losses included in net income (loss), net of income tax (expense) benefit of ($1,396,270), ($5,976,170) and $8,559,439	(2,593,072)	(11,098,601)	15,896,100

Change in unrealized holding gains (losses) on fixed maturity securities with "other-than-temporary" impairment, net of deferred income tax expense (benefit) of ($23,345), $586,669 and $0	(43,356)	1,089,528	-

Reclassification adjustment for realized investment (gains) losses from fixed maturity securities with "other-than-temporary" impairment included in net income (loss), net of income tax (expense) benefit of $42,188, ($296,625) and $0	78,351	(550,875)	-

Adjustment associated with affiliate's pension and postretirement benefit plans, net of deferred income tax expense (benefit) of ($112,514), $296,262 and ($9,007,478):
Net actuarial gain (loss)	65,206	839,077	(16,400,635)
Prior service credit	(274,157)	(288,873)	(327,542)
	(208,951)	550,204	(16,728,177)

Other comprehensive income (loss)	8,443,145	26,625,954	(52,845,959)

Total comprehensive income (loss)	$39,789,468	$71,996,568	$(54,551,332)

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year ended December 31,
	2010	2009	2008
COMMON STOCK
Beginning of year	$13,114,481	$13,267,668	$13,777,880
Issuance of common stock through affiliate's stock option plans	57,597	17,383	55,351
Repurchase of common stock	(244,400)	(170,570)	(565,563)
End of year	12,927,678	13,114,481	13,267,668

ADDITIONAL PAID-IN CAPITAL
Beginning of year	92,804,282	95,639,349	108,030,228
Issuance of common stock through affiliate's stock option plans	1,048,008	301,489	1,073,485
Increase resulting from stock-based compensation expense associated with affiliate's stock option plans allocated to the Company	137,141	282,528	232,318
Repurchase of common stock	(5,052,137)	(3,419,084)	(13,696,682)
End of year	88,937,294	92,804,282	95,639,349

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of year	16,052,342	(9,930,112)	42,961,904
Cumulative effect adjustment resulting from adoption of ASC Topic 310 impairment loss provision, net of deferred income taxes	-	(643,500)	-
Change in unrealized gains (losses) on investment securities, net of deferred income taxes	8,617,101	25,537,097	(36,117,782)
Change in unrealized gains on fixed maturity securities with "other-than-temporary" impairment, net of deferred income taxes	34,995	538,653	-
Adjustments associated with affiliate's pension and postretirement benefit plans, net of deferred income taxes:
Change in funded status	(208,951)	550,204	(16,728,177)
Adoption of ASC Topic 715 measurement date provision, net of deferred income taxes	-	-	(46,057)
End of year	24,495,487	16,052,342	(9,930,112)

RETAINED EARNINGS
Beginning of year	220,446,580	183,939,453	195,581,980
Adjustment resulting from adoption of ASC Topic 715 measurement date provision, net of deferred income taxes	-	-	(205,751)
Net income (loss)	31,346,323	45,370,614	(1,705,373)
Dividends paid to public stockholders ($.73, $.72, $.72 per share in 2010, 2009 and 2008)	(3,783,428)	(3,856,533)	(4,080,949)
Dividends paid to affiliate ($.73, $.72, $.72 per share in 2010, 2009 and 2008)	(5,728,932)	(5,650,454)	(5,650,454)
Cumulative effect adjustment resulting from adoption of ASC Topic 310 impairment loss provision, net of deferred income taxes	-	643,500	-
End of year	242,280,543	220,446,580	183,939,453

Total stockholders' equity	$368,641,002	$342,417,685	$282,916,358

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$31,346,323	$45,370,614	$(1,705,373)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Losses and settlement expenses (affiliated ($662,587), ($19,244,083) and $21,429,847)	(10,621)	(16,880,276)	21,429,847
Unearned premiums (affiliated $8,410,023, $5,039,891and ($3,710,478))	8,410,023	5,039,891	(3,710,478)
Other policyholders' funds due to affiliate	397,086	1,499,795	(1,854,317)
Amounts due affiliate to settle quarterly transaction balances	4,892,089	(7,178,472)	14,748,800
Pension and postretirement benefits payable to affiliate	(3,205,170)	(307,821)	(5,899,941)
Reinsurance receivables due from affiliate	287,972	5,810,489	(3,082,642)
Prepaid reinsurance premiums due from affiliate	(4,418,040)	(955,331)	308,781
Commission payable (affiliated $4,923,984, ($179,246) and ($2,391,417))	4,927,212	(179,246)	(2,391,417)
Interest payable to affiliate	-	10,625	116,875
Deferred policy acquisition costs (affiliated ($933,820), ($2,021,199) and $58,375)	(933,820)	(2,021,199)	58,375
Stock-based compensation payable to affiliate	136,599	282,528	232,318
Accrued investment income	156,278	1,025,997	(820,124)
Accrued income tax:
Current	(7,839,082)	17,348,299	(8,232,206)
Deferred	3,807,833	1,438,184	(536,277)
Realized investment (gains) losses	(3,868,803)	(17,922,271)	24,455,539
Accounts receivable	(104,410)	(1,588,699)	58,100
Amortization of premium/discount on fixed maturity securities	(871,394)	(759,488)	422,783
Other, net (affiliated ($2,773,887), $4,082,250 and ($2,914,152))	(2,788,540)	4,082,250	(2,914,152)
	(1,024,788)	(11,254,745)	32,389,864
Net cash provided by operating activities	$30,321,535	$34,115,869	$30,684,491

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year ended December 31,
	2010	2009	2008
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities held-to-maturity	$69,672	$125,104	$102,708
Purchases of fixed maturity securities available-for-sale	(211,632,995)	(394,329,176)	(334,445,914)
Disposals of fixed maturity securities available-for-sale	176,138,289	353,055,272	329,392,042
Purchases of equity securities available-for-sale	(35,975,193)	(58,392,638)	(49,809,546)
Disposals of equity securities available-for-sale	36,203,661	79,296,458	47,903,365
Disposals of other long-term investments	17,256	19,891	35,014
Net (purchases) disposals of short-term investments	18,773,985	(1,017,015)	(1,077,773)
Net cash used in investing activities	(16,405,325)	(21,242,104)	(7,900,104)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate's stock option plans	1,105,605	318,872	1,128,836
Excess tax benefit associated with affiliate's stock option plans	542	-	-
Repurchase of common stock	(5,296,537)	(3,589,654)	(14,262,245)
Dividends paid to stockholders (affiliated ($5,728,932), ($5,650,454) and ($5,650,454))	(9,512,360)	(9,506,987)	(9,731,403)
Net cash used in financing activities	(13,702,750)	(12,777,769)	(22,864,812)

NET INCREASE (DECREASE) IN CASH	213,460	95,996	(80,425)
Cash at the beginning of the year	278,534	182,538	262,963

Cash at the end of the year	$491,994	$278,534	$182,538

Income taxes paid (recovered)	$15,130,150	$(1,632,280)	$172,823
Interest paid to affiliate	$900,000	$889,375	$782,402

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

Certain commercial lines of business, including workers’ compensation, are eligible for policyholder dividends in accordance with provisions of the underlying insurance policies. Net premiums written subject to policyholder dividends represented approximately 55 percent of the Company’s total net premiums written in 2010. Policyholder dividends are accrued over the terms of the underlying policy periods.

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

Investments

Securities classified as held-to-maturity are purchased with the intent and ability to be held to maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held-to-maturity are not reflected in the financial statements. All other securities have been classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, net of deferred income taxes. Other long-term investments represent minor ownership interests in limited partnerships and limited liability companies and are carried at cost. Short-term investments represent money market funds, U.S. Treasury bills and commercial paper that are carried at cost, which approximates fair value.

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

Premiums and discounts on fixed maturity securities are amortized over the life of the security as an adjustment to yield using the effective interest method. Gains and losses realized on the disposition of investments are included in net income. The cost of investments sold is determined on the specific identification method using the highest cost basis first. Included in investments at December 31, 2010 and 2009 are securities on deposit with various regulatory authorities as required by law amounting to $11,924,832 and $11,725,251, respectively.

The Company regularly monitors its investments that have a fair value that is less than the carrying value for indications of “other-than-temporary” impairment. Several factors are used to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired. Such factors include, but are not limited to (1) the security’s value and performance in the context of the overall markets, (2) length of time and extent the security’s fair value has been below carrying value, (3) key corporate events, and (4) for equity securities, the ability and intent to hold the security until recovery to its cost basis. Prior to April 1, 2009, the Company’s ability and intent to hold fixed maturity securities in an unrealized loss position until recovery was also considered in the determination of “other-than-temporary” impairments for those securities.

In April 2009, the Financial Accounting Standards Board (FASB) updated its guidance related to the Investments - Debt and Equity Securities Topic 310 of the FASB Accounting Standards CodificationTM (Codification or ASC). This pronouncement established guidance for evaluating “other-than-temporary” impairments for fixed maturity securities, and required changes to the financial statement presentation and disclosure of fixed maturity and equity security “other-than-temporary” impairments. Included is a requirement that the evaluation of an impaired fixed maturity security include an assessment of whether the entity has the intent to sell the security and if it is more likely than not to be required to sell the security before recovery of its amortized cost basis. In addition, if the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered “other-than-temporarily” impaired. The portion of the impairment related to a credit loss is recognized through earnings and the portion of the impairment related to other factors is recognized through “other comprehensive income”. This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009. A cumulative effect adjustment from retained earnings to “accumulated other comprehensive income” was required for the non-credit component of previous “other-than-temporary” impairment losses recognized on fixed maturity securities still owned as of the date of adoption. Adoption resulted in a cumulative effect adjustment to increase retained earnings and decrease “accumulated other comprehensive income” by $643,500, net of tax. Adoption also resulted in additional disclosures for fixed maturity and equity securities.

When an equity security is deemed “other-than-temporarily” impaired, the carrying value is reduced to fair value and a realized loss is recognized and charged to income.

The Company previously participated in a securities lending program administered by Mellon Bank, N.A. whereby certain fixed maturity securities from the investment portfolio were loaned to other institutions for short periods of time. The Company received a fee for each security loaned out under this program and required initial collateral equal to 102 percent of the fair value of the loaned securities. The securities on loan to others were segregated from the other invested assets on the Company’s balance sheet. In accordance with relevant accounting literature, the collateral held by the Company was accounted for as a secured borrowing and was recorded as an asset on the Company’s balance sheet, with a corresponding liability reflecting the Company’s obligation to return this collateral upon the return of the loaned securities. During the fourth quarter of 2009, management decided to discontinue its participation in the securities lending program and as a result, began to unwind the program. The Company terminated its participation in the securities lending program as of December 31, 2010.

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

Stock-Based Compensation

The Company has no stock-based compensation plans of its own; however, Employers Mutual has several stock plans that utilize the common stock of the Company. The Company receives the current fair value for all shares issued under these plans. Employers Mutual also has a stock appreciation rights (SAR) agreement in effect with an executive officer of the Company. The SAR agreement is based upon the market price of the Company’s common stock and is considered to be a liability-classified award because it will be settled in cash. A portion of the compensation expense recognized by Employers Mutual, as the requisite service period for granted options and SARs is rendered, is allocated to the Company’s property and casualty insurance subsidiaries though their participation in the pooling agreement (see note 2). Because a portion of Employers Mutual’s stock compensation expense is reflected in the Company’s financial statements and issuances of the Company’s stock under Employers Mutual’s stock option plans have an impact on the Company’s capital accounts, the disclosures required by the Compensation – Stock Compensation Topic 718 of the ASC are included in the Company’s consolidated financial statements.

Employee Retirement Plans

Employers Mutual has various employee benefit plans, including two defined benefit pension plans, and two postretirement benefit plans that provide retiree healthcare and life insurance coverage. Although the Company has no employees of its own, it is responsible for its share of the expenses and related prepaid assets and liabilities of these plans as determined under the terms of the pooling agreement, and the costs allocated by Employers Mutual to subsidiaries that do not participate in the pooling agreement (see note 2). Accordingly, the Company recognizes its share of the funded status of Employers Mutual’s pension and postretirement benefit plans on its balance sheet, with changes in the funded status of the plans recognized through “other comprehensive income.”

Effective January 1, 2008, the Company adopted the measurement date provision of the Compensation-Retirement Benefits Topic 715 of the FASB ASC. This guidance included a requirement, which was effective for fiscal years ending after December 15, 2008, to measure the plans’ assets and obligations as of the end of the employer’s fiscal year. This guidance provided two approaches to measure the adjustment from a previously reported non-fiscal year-end measurement date to a fiscal year-end measurement date, both of which required the adjustment be recorded to beginning retained earnings and “accumulated other comprehensive income”, as applicable. The Company elected to apply the approach under which the previous November 1, 2007 measurement date was used to obtain the adjustment for the two month transition period. As a result, on January 1, 2008, the Company recorded a $205,751 decrease to retained earnings and a $46,057 decrease to “accumulated other comprehensive income” to record the net periodic cost associated with the two month transition period.

Accounts Receivable

The accounts receivable balance consists of assumed reinsurance premiums receivable (net of any commissions) on business written directly by the reinsurance subsidiary, and commission income receivable on excess and surplus lines business marketed by EMC Underwriters, LLC. These receivables are carried at their initial recognition amounts. It is the Company’s policy to reflect the impairment of receivables through a valuation allowance until ultimately collected or charged-off. No valuation allowance is currently carried as no amounts are deemed impaired. No interest income, other fees, or deferred costs related to these receivables are assessed or recognized.

Employers Mutual collects from agents, policyholders and reinsureds all premiums associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the reinsurance subsidiary. Quarterly, Employers Mutual settles with the pool participants and the reinsurance subsidiary the premiums written from these insurance policies and reinsurance contracts, providing full credit for the premiums written during the quarter (not just the collected portion). Due to this arrangement, and since a significant portion of these premium balances are collected over the course of the coverage period, Employers Mutual carries a substantial receivable balance for insurance and reinsurance premiums in process of collection. Any of these receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is allocated to the pool members on the basis of pool participation or charged to the reinsurance subsidiary. As a result, the Company has an off-balance sheet arrangement with an unconsolidated entity that results in a credit-risk exposure (Employers Mutual’s insurance and reinsurance premium receivable balances) that is not reflected in the Company’s financial statements. The ten-year average annual expense for such charge-offs allocated to the Company is $312,926. Based on this historical data, this credit-risk exposure is not considered to be material to the Company’s results of operations or financial position, and no loss contingency liability has been recorded.

Foreign Currency Transactions

Included in the underlying reinsurance business assumed by Employers Mutual and the reinsurance subsidiary are reinsurance transactions conducted with foreign cedants denominated in their local functional currencies. In accordance with the terms of the quota share agreement (see note 2), the reinsurance subsidiary assumes all foreign currency exchange gains/losses associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement. The assets and liabilities resulting from these foreign reinsurance transactions are reported in U.S. dollars based on the foreign currency exchange rates that existed at the balance sheet dates. The foreign currency exchange rate gains/losses reported in the consolidated statements of income that resulted from these foreign reinsurance transactions are reported in U.S. dollars re-measured from the foreign currency exchange rates that existed at the inception of each reinsurance contract. The foreign currency exchange rate gains/losses resulting from these re-measurements to U.S. dollars are reported as other income/expense in the consolidated statements of income.

Net Income Per Share - Basic and Diluted

The Company’s basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. As previously noted, the Company receives the current fair value for all shares issued under Employers Mutual’s stock plans. As a result, the Company had no potential common shares outstanding during 2010, 2009 and 2008 that would have been dilutive to the calculation of net income per share.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries. Goodwill is not amortized, but is subject to annual impairment testing to determine if the carrying value of the goodwill exceeds the estimated fair value of net assets. If the carrying amount of the subsidiary (including goodwill) exceeds the computed fair value, an impairment loss is recognized through earnings equal to the excess amount, but not greater than the balance of the goodwill. An annual impairment test is completed in the fourth quarter of each year and goodwill was not deemed to be impaired in 2010, 2009 or 2008.

New Accounting Pronouncements

In October 2010, the FASB updated its guidance related to Insurance Topic 944 of the ASC to clarify which costs associated with the acquisition of insurance contracts should be capitalized and deferred for recognition during the coverage period. This guidance specifies that only incremental costs or costs directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost. Currently, industry practice is such that deferred costs typically also include costs related to unsuccessful insurance contract acquisitions. This guidance is effective for annual reporting periods (and interim reporting periods of those annual reporting periods) beginning on or after December 15, 2011, and may be adopted prospectively or retrospectively. Adoption of this guidance will have an impact on the consolidated financial position and operating results of the Company since certain costs associated with contract acquisition that are currently deferred will not likely meet the criteria for deferral under the new guidance. The Company has not yet established an estimate of the impact this statement will have on its financial statements.

In July 2010, the FASB updated its guidance related to Receivables Topic 310 of the ASC to require additional disclosures regarding credit risk exposures and the allowance for credit losses, as well as a description of the accounting policies and methodology used to estimate the liability for off-balance-sheet credit risk exposures and related charges. The additional disclosures required at the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010, and the additional disclosures required about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Adoption of this guidance resulted in some additional disclosures at year-end 2010, but had no effect on the consolidated financial position or operating results of the Company.

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

In May 2009, the FASB updated its guidance related to the Subsequent Events Topic 855 of the ASC, which sets forth the period after the balance sheet date during which management shall evaluate events or transactions for potential recognition or disclosure, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date, and disclosures to make about events or transactions that occur after the balance sheet date. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. In February 2010, the FASB updated its guidance related to the Subsequent Events Topic 855 to remove the requirement to disclose the date through which subsequent events were evaluated for Securities and Exchange Commission filers. This updated guidance was effective immediately. Adoption of this updated guidance had no effect on the consolidated financial position or operating results of the Company.

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

Operations of the pool give rise to inter-company balances with Employers Mutual, which are settled within 45 days after the end of each quarter. The investment and income tax activities of the pool participants are not subject to the pooling agreement. The pooling agreement provides that Employers Mutual will make up any shortfall or difference resulting from an error in its systems and/or computational processes that would otherwise result in the required restatement of the pool participants’ financial statements.

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

Reinsurance Subsidiary

The Company’s reinsurance subsidiary is a party to a quota share retrocessional agreement with Employers Mutual (the “quota share agreement”). Under the terms of the quota share agreement, the reinsurance subsidiary assumes a 100 percent quota share portion of Employers Mutual’s assumed reinsurance business, exclusive of certain reinsurance contracts. This includes all premiums and related losses, settlement expenses, and other underwriting and administrative expense of this business, subject to a maximum loss of $3,000,000 per event ($2,000,000 per event prior to January 1, 2010), with the cost of this protection treated as a reduction to the assumed premiums written. The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, the reinsurance subsidiary assumes reinsurance business from the Mutual Reinsurance Bureau (MRB) pool and this pool provides a small amount of reinsurance protection to the EMC Insurance Companies. As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the EMC Insurance Companies’ direct business, after ceded reinsurance protections purchased by the MRB pool are applied. In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law. Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled within 45 days after the end of each quarter. The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

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

Premiums assumed by the reinsurance subsidiary from Employers Mutual amounted to $79,267,865, $72,206,486 and $73,617,740 in 2010, 2009 and 2008, respectively. It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business. Commissions paid by the reinsurance subsidiary to Employers Mutual amounted to $23,797,182, $14,111,273 and $15,766,979 in 2010, 2009 and 2008, respectively. The large increase in commissions during 2010 reflects a reclassification by MRB of $6,065,000 from incurred but not reported (IBNR) loss reserves to contingent commission reserves. This reclassification had no impact on net income.

Employers Mutual retains 10.5 percent of the net assumed premiums written subject to cession to the reinsurance subsidiary as compensation for the cap on losses assumed per event, which totaled $9,299,582, $8,471,152 and $8,636,718 in 2010, 2009 and 2008, respectively. Employers Mutual retained losses and settlement expenses in excess of the cap totaling $92,368 in 2010, ($7,467) in 2009 and $11,195,887 in 2008.

As a result of regulatory changes in Germany, Employers Mutual ceased being an approved reinsurer in Germany beginning January 1, 2009. To avoid the loss of this assumed reinsurance business, the Company’s reinsurance subsidiary began writing this business on a direct basis (outside the quota share agreement) effective January 1, 2009. Since this business is written outside the quota share agreement, it is not subject to the cap on losses per event. Management has determined that this business has a low risk of generating losses above the cap per event and has therefore elected to not purchase stand-alone reinsurance coverage for these risks. Premium income on this business amounted to $4,786,954 in 2010 and $3,694,943 in 2009.

The reinsurance subsidiary assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement, as well as the German business written directly. The net foreign currency exchange gain assumed by the reinsurance subsidiary was $345,978 in 2010, $29,238 in 2009 and $256,606 in 2008.

Effective January 1, 2011, the terms and coverage of the quota share reinsurance agreement were revised. Under the revised quota share reinsurance agreement, the reinsurance subsidiary will assume 100 percent of Employers Mutual’s assumed reinsurance business, with certain exceptions, on a gross basis, and under a separate excess of loss reinsurance agreement, will cede to Employers Mutual all losses in excess of $3,000,000 per event. This new arrangement will allow the reinsurance subsidiary to have the $3,000,000 cap on losses per event on all assumed reinsurance business, including the reinsurance business written directly by the reinsurance subsidiary outside the quota share agreement. In addition, the cost of the $3,000,000 cap on losses assumed per event under the excess of loss reinsurance agreement decreased from 10.5 percent to 10.0 percent of assumed premiums written. This change is a result of efforts to ensure that the terms of the agreement are fair and equitable to both parties.

Services Provided by Employers Mutual

The Company does not have any employees of its own. Employers Mutual performs all operations for all of its subsidiaries and affiliate. Such services include data processing, claims, financial, actuarial, legal, auditing, marketing and underwriting. Employers Mutual allocates a portion of the cost of these services to its subsidiaries that do not participate in the pooling agreement based upon a number of criteria, including usage of the services and the number of transactions. The remaining costs are charged to the pooling agreement and each pool participant shares in the total cost in accordance with its pool participation percentage. Costs allocated to the Company by Employers Mutual for services provided to the holding company and its subsidiaries that do not participate in the pooling agreement amounted to $3,470,772, $2,597,523 and $2,643,930 in 2010, 2009 and 2008, respectively. Costs allocated to the Company through the operation of the pooling agreement amounted to $71,724,663, $72,480,519 and $63,887,041 in 2010, 2009 and 2008, respectively.

Investment expenses are based on actual expenses incurred by the Company plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted average of total invested assets and number of investment transactions. Investment expenses allocated to the Company by Employers Mutual amounted to $1,049,702, $1,217,193 and $1,464,337 in 2010, 2009 and 2008, respectively.

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

As of December 31, 2010, reinsurance premiums ceded to three nonaffiliated reinsurers totaled $21,833,644, which represents a significant portion of the total prepaid reinsurance premiums and reinsurance receivables for losses and settlement expenses. For two of these nonaffiliated reinsurers, the amounts reflect the property and casualty insurance subsidiaries’ aggregate pool participation percentage of amounts ceded by Employers Mutual to these organizations on a mandatory basis. Credit risk associated with these amounts is minimal, as all companies participating in these organizations are responsible for the liabilities of such organizations on a pro rata basis. The third reinsurer is MRB. The total amount due from MRB for prepaid reinsurance premiums and reinsurance receivables for losses and settlement expenses primarily includes amounts ceded to it by the reinsurance subsidiary as part of a fronting arrangement initiated in 2010. Through Employers Mutual’s membership in MRB, the reinsurance subsidiary assumes back an approximate one-fifth portion of these amounts through the quota share agreement (after ceded reinsurance protections purchased by the MRB pool are applied).

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three years ended December 31, 2010 is presented below.

	Year ended December 31, 2010
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$261,451,268	$-	$261,451,268
Assumed from nonaffiliates	1,803,365	112,255,735	114,059,100
Assumed from affiliates	332,195,425	-	332,195,425
Ceded to nonaffiliates	(23,204,501)	(28,200,915)	(51,405,416)
Ceded to affiliates	(261,451,268)	-	(261,451,268)
Net premiums written	$310,794,289	$84,054,820	$394,849,109

Premiums earned
Direct	$249,254,444	$-	$249,254,444
Assumed from nonaffiliates	1,907,337	107,458,179	109,365,516
Assumed from affiliates	326,744,028	-	326,744,028
Ceded to nonaffiliates	(23,004,707)	(23,982,687)	(46,987,394)
Ceded to affiliates	(249,254,444)	-	(249,254,444)
Net premiums earned	$305,646,658	$83,475,492	$389,122,150

Losses and settlement expenses incurred
Direct	$177,642,699	$-	$177,642,699
Assumed from nonaffiliates	1,718,591	55,989,808	57,708,399
Assumed from affiliates	210,780,608	1,166,006	211,946,614
Ceded to nonaffiliates	(4,385,038)	(10,629,456)	(15,014,494)
Ceded to affiliates	(177,642,699)	-	(177,642,699)
Net losses and settlement expenses incurred	$208,114,161	$46,526,358	$254,640,519

	Year ended December 31, 2009
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$247,722,866	$-	$247,722,866
Assumed from nonaffiliates	2,251,157	78,094,405	80,345,562
Assumed from affiliates	333,862,328	-	333,862,328
Ceded to nonaffiliates	(23,298,602)	(2,192,976)	(25,491,578)
Ceded to affiliates	(247,722,866)	-	(247,722,866)
Net premiums written	$312,814,883	$75,901,429	$388,716,312

Premiums earned
Direct	$230,497,985	$-	$230,497,985
Assumed from nonaffiliates	2,364,787	77,741,189	80,105,976
Assumed from affiliates	328,927,476	-	328,927,476
Ceded to nonaffiliates	(23,213,227)	(1,809,324)	(25,022,551)
Ceded to affiliates	(230,497,985)	-	(230,497,985)
Net premiums earned	$308,079,036	$75,931,865	$384,010,901

Losses and settlement expenses incurred
Direct	$154,142,419	$-	$154,142,419
Assumed from nonaffiliates	1,523,446	51,256,602	52,780,048
Assumed from affiliates	202,616,957	673,957	203,290,914
Ceded to nonaffiliates	(5,016,118)	(2,305,385)	(7,321,503)
Ceded to affiliates	(154,142,419)	-	(154,142,419)
Net losses and settlement expenses incurred	$199,124,285	$49,625,174	$248,749,459

	Year ended December 31, 2008
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$225,800,262	$-	$225,800,262
Assumed from nonaffiliates	2,363,372	74,828,903	77,192,275
Assumed from affiliates	334,003,825	-	334,003,825
Ceded to nonaffiliates	(23,379,828)	(1,211,163)	(24,590,991)
Ceded to affiliates	(225,800,262)	-	(225,800,262)
Net premiums written	$312,987,369	$73,617,740	$386,605,109

Premiums earned
Direct	$216,190,918	$-	$216,190,918
Assumed from nonaffiliates	2,518,711	74,826,573	77,345,284
Assumed from affiliates	336,767,947	-	336,767,947
Ceded to nonaffiliates	(23,688,609)	(1,106,824)	(24,795,433)
Ceded to affiliates	(216,190,918)	-	(216,190,918)
Net premiums earned	$315,598,049	$73,719,749	$389,317,798

Losses and settlement expenses incurred
Direct	$167,303,334	$-	$167,303,334
Assumed from nonaffiliates	2,119,545	62,585,778	64,705,323
Assumed from affiliates	240,123,192	756,424	240,879,616
Ceded to nonaffiliates	(9,704,486)	(1,615,160)	(11,319,646)
Ceded to affiliates	(167,303,334)	-	(167,303,334)
Net losses and settlement expenses incurred	$232,538,251	$61,727,042	$294,265,293

Individual lines in the above tables are defined as follows:
•	“Direct” represents business produced by the property and casualty insurance subsidiaries.
•
“Assumed from nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of involuntary business assumed by the pool participants pursuant to state law.  For the reinsurance subsidiary, this represents the reinsurance business assumed through the quota share agreement (including “fronting” activities which were expanded significantly during 2010, most notably with MRB) and the business assumed outside the quota share agreement.

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

•
“Ceded to nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of the ceded reinsurance agreements that provide protection to the pool and each of its participants.  For the reinsurance subsidiary, this line includes reinsurance business that is ceded to other insurance companies in connection with “fronting” activities (expanded significantly during 2010 with new fronting arrangements, most notably with MRB).

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

	Year ended December 31,
	2010	2009	2008
Gross reserves at beginning of year	$556,151,577	$573,031,853	$551,602,006
Re-valuation due to foreign currency exchange rates	(166,051)	(227,385)	(597,023)
Ceded reserves at beginning of year	(28,170,575)	(33,009,340)	(31,878,286)

Net reserves at beginning of year	527,814,951	539,795,128	519,126,697

Incurred losses and settlement expenses
Provision for insured events of the current year	305,389,389	297,371,751	329,573,313
Decrease in provision for insured events of prior years	(50,748,870)	(48,622,292)	(35,308,020)
Total incurred losses and settlement expenses	254,640,519	248,749,459	294,265,293

Payments
Losses and settlement expenses attributable to insured events of the current year	122,330,309	111,501,112	133,469,612
Losses and settlement expenses attributable to insured events of prior years	132,654,482	149,228,524	140,127,250
Total payments	254,984,791	260,729,636	273,596,862

Net reserves at end of year	527,470,679	527,814,951	539,795,128
Ceded reserves at end of year	29,062,553	28,170,575	33,009,340
Gross reserves at end of year, before foreign currency re-valuation	556,533,232	555,985,526	572,804,468
Re-valuation due to foreign currency exchange rates	(392,276)	166,051	227,385
Gross reserves at end of year	$556,140,956	$556,151,577	$573,031,853

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

2010 Development

For the property and casualty insurance segment, the December 31, 2010 estimate of loss and settlement expense reserves for accident years 2009 and prior decreased $28,726,238 from the estimate at December 31, 2009.  This decrease represented 7.0 percent of the December 31, 2009 gross carried reserves and is primarily attributed to decreased severity associated with the final settlement of closed claims, lower than expected IBNR emergence, as well as favorable development on settlement expense reserves.

For the reinsurance segment, the December 31, 2010 estimate of loss and settlement expense reserves for accident years 2009 and prior decreased $22,022,632 from the estimate at December 31, 2009.  This decrease represented 15.1 percent of the December 31, 2009 gross carried reserves and is largely attributed to the 2009 accident year in the Home Office Reinsurance Assumed Department (also known as “HORAD”) book of business, as well as a $6,065,000 reclassification of prior accident years’ IBNR loss reserves to contingent commission reserves by MRB in the third and fourth quarters.  This reclassification had no impact on net income.

2009 Development

For the property and casualty insurance segment, the December 31, 2009 estimate of loss and settlement expense reserves for accident years 2008 and prior decreased $34,641,246 from the estimate at December 31, 2008.  This decrease represented 8.1 percent of the December 31, 2008 gross carried reserves and was primarily attributed to decreased severity associated with the final settlement of closed claims, lower than expected IBNR emergence, as well as favorable development on settlement expense reserves.

For the reinsurance segment, the December 31, 2009 estimate of loss and settlement expense reserves for accident years 2008 and prior decreased $13,981,046 from the estimate at December 31, 2008.  This decrease represented 9.7 percent of the December 31, 2008 gross carried reserves and was largely attributed to the 2008 accident year in the HORAD book of business.  During the fourth quarter, the reinsurance segment experienced $4,160,000 of favorable development associated with a reduction in bulk IBNR reserves and the winding down of the MAERP Reinsurance Association (formerly known as Mutual Atomic Energy Reinsurance Pool).

2008 Development

For the property and casualty insurance segment, the December 31, 2008 estimate of loss and settlement expense reserves for accident years 2007 and prior decreased $21,564,256 from the estimate at December 31, 2007.  This decrease represented 5.3 percent of the December 31, 2007 gross carried reserves and was primarily attributed to lower than expected emergence during 2008 of losses estimated to have been incurred but not reported (IBNR) at December 31, 2007, as well as favorable development on settlement expense reserves and decreased severity associated with the final settlement of closed claims.

For the reinsurance segment, the December 31, 2008 estimate of loss and settlement expense reserves for accident years 2007 and prior decreased $13,743,764 from the estimate at December 31, 2007.  This decrease represented 9.7 percent of the December 31, 2007 gross carried reserves and was largely attributed to the 2005, 2006 and 2007 accident years in the HORAD book of business.

5.	ASBESTOS AND ENVIRONMENTAL RELATED CLAIMS

The Company has exposure to asbestos and environmental related claims associated with the insurance business written by the parties to the pooling agreement and the reinsurance business assumed from Employers Mutual by the reinsurance subsidiary.  These exposures are not considered to be significant.  Asbestos and environmental losses paid by the Company have averaged $1,171,355 per year over the past five years, but have increased during the past three years.  Reserves for asbestos and environmental related claims for direct insurance and assumed reinsurance business totaled $8,043,534 and $6,526,964 ($7,083,222 and $6,219,546 net of reinsurance) at December 31, 2010 and 2009, respectively.

At present, the pool participants are defending approximately 1,050 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs.  Seven former policyholders and one current policyholder dominate the pool participants’ asbestos claims.  Most of the lawsuits are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury.  During 2003, the pool participants were presented with several hundred plaintiff lawsuits (primarily multi-plaintiff lawsuits) filed against three former policyholders representing approximately 66,500 claimants related to exposure to asbestos or products containing asbestos.  These claims are based upon nonspecific asbestos exposure and nonspecific injuries.  As a result, management did not establish a significant amount of case loss reserves for these claims.  During the period 2006 through 2010, several of the multi-plaintiff lawsuits (including the vast majority of those associated with one former policyholder) were dismissed.  As of December 31, 2010, approximately 2,750 of the claims remain open.  During 2006, the pool participants received notice that another former policyholder was a named defendant in approximately 33,000 claims nationwide.  As of December 31, 2010, approximately 4,710 of these claims remain open.

Prior to 2008, actual losses paid for asbestos-related claims had been minimal due to the plaintiffs’ failure to identify an exposure to any asbestos-containing product associated with the pool participants’ current and former policyholders.  However, paid losses and settlement expenses have increased significantly from 2008 to present as a result of claims attributed to two former policyholders.  One of these former policyholders, a broker of various products, including asbestos, settled a claim for approximately $450,000 (the Company’s share) in 2008.  At December 31, 2010, two additional claims associated with this former policyholder remain open, though similar exposure on these claims is not anticipated.  The other former policyholder, a furnace manufacturer, had multiple claims settle for a total of approximately $719,000 (the Company’s share) in 2009 and 2010.  The asbestos exposure associated with this former policyholder increased during this time period, and this trend may possibly continue into the future with increased per plaintiff settlements.  Approximately 190 asbestos exposure claims associated with this former policyholder remain open.

IBNR loss reserves have been established to cover estimated ultimate losses.  These reserves were increased in each of the last three years based on examinations of the implied three-year survival ratio (ratio of loss and settlement expense reserves to the three-year average of loss and settlement expense payments), which has deteriorated due to an increase in both paid losses and paid settlement expenses.  Settlement expense payments have increased significantly over the past three years and have been the primary driver behind the implemented reserve increases.  The primary cause of the increase in paid settlement expenses is the retention of a National Coordinating Counsel (NCC) in 2008 for a policyholder having exposure in numerous jurisdictions.  The NCC has provided, and continues to provide, significant services in the areas of document review, discovery, deposition and trial preparation.  The dollar amount of paid losses peaked in 2008, and though subsequent years have fared better, payment activity remains significantly higher than pre-2008 levels.  Environmental reserves are established in consideration of the implied three-year survival ratio.

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

The Company’s insurance subsidiaries are required to file financial statements with state regulatory authorities.  The accounting principles used to prepare these statutory financial statements follow prescribed or permitted accounting practices that differ from GAAP.  Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the National Association of Insurance Commissioners (NAIC).  Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile.  The Company’s insurance subsidiaries had no permitted accounting practices during 2010, 2009 or 2008.

Statutory surplus of the Company’s insurance subsidiaries was $347,132,678 and $327,244,159 at December 31, 2010 and 2009, respectively.  Statutory net income (loss) of the Company’s insurance subsidiaries was $34,459,093, $46,824,981 and ($3,961,799) for 2010, 2009 and 2008, respectively.

The NAIC utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty.  This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer.  The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk:  asset risk, credit risk and underwriting risk.  Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy.  At December 31, 2010, the Company’s insurance subsidiaries had total adjusted statutory capital well in excess of the minimum risk-based capital requirement.

The amount of dividends available for distribution to the Company by its insurance subsidiaries is limited by law to a percentage of the statutory unassigned surplus of each of the subsidiaries as of the previous December 31, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the state of domicile of each subsidiary.  Subject to this limitation, the maximum dividend that may be paid within a 12 month period without prior approval of the insurance regulatory authorities is generally restricted to the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus.  At December 31, 2010, $39,271,481 was available for distribution to the Company in 2011 without prior approval.

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

Summarized financial information for the Company’s segments is as follows:

	Property and
Year ended	casualty		Parent
December 31, 2010	insurance	Reinsurance	company	Consolidated
Premiums earned	$305,646,658	$83,475,492	$-	$389,122,150

Underwriting profit (loss)	(18,963,921)	9,909,051	-	(9,054,870)
Net investment income	36,966,159	12,523,505	(449)	49,489,215
Realized investment gains	3,078,289	790,514	-	3,868,803
Other income	783,346	-	-	783,346
Interest expense	900,000	-	-	900,000
Other expenses	753,014	(345,978)	1,334,234	1,741,270
Income (loss) before income tax expense (benefit)	$20,210,859	$23,569,048	$(1,334,683)	$42,445,224

Assets	$876,034,367	$310,104,843	$369,116,425	$1,555,255,635
Eliminations	-	-	(363,926,907)	(363,926,907)
Reclassifications	-	(3,534,230)	-	(3,534,230)
Net assets	$876,034,367	$306,570,613	$5,189,518	$1,187,794,498
	Property and
Year ended	casualty		Parent
December 31, 2009	insurance	Reinsurance	company	Consolidated
Premiums earned	$308,079,036	$75,931,865	$-	$384,010,901

Underwriting profit (loss)	(10,387,142)	9,548,201	-	(838,941)
Net investment income	35,679,586	12,069,177	10,543	47,759,306
Realized investment gains (losses)	19,581,814	(1,659,543)	-	17,922,271
Other income	752,635	2,543	-	755,178
Interest expense	900,000	-	-	900,000
Other expenses	855,846	(29,237)	1,346,388	2,172,997
Income (loss) before income tax expense (benefit)	$43,871,047	$19,989,615	$(1,335,845)	$62,524,817

Assets	$883,361,416	$280,261,990	$342,901,891	$1,506,525,297
Eliminations	-	-	(340,269,959)	(340,269,959)
Reclassifications	-	-	(467,545)	(467,545)
Net assets	$883,361,416	$280,261,990	$2,164,387	$1,165,787,793

	Property and
Year ended	casualty		Parent
December 31, 2008	insurance	Reinsurance	company	Consolidated
Premiums earned	$315,598,049	$73,719,749	$-	$389,317,798

Underwriting loss	(26,817,043)	(5,515,643)	-	(32,332,686)
Net investment income	36,329,609	11,912,452	161,312	48,403,373
Realized investment losses	(16,811,900)	(7,643,639)	-	(24,455,539)
Other income	626,499	-	-	626,499
Interest expense	889,375	-	-	889,375
Other expenses	568,848	(256,599)	1,330,077	1,642,326
Loss before income tax benefit	$(8,131,058)	$(990,231)	$(1,168,765)	$(10,290,054)

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three years ended December 31, 2010, by line of insurance.

	Year ended December 31,
	2010	2009	2008
Property and casualty insurance segment
Commercial lines:
Automobile	$65,097,220	$65,721,232	$68,931,452
Property	65,380,689	62,114,549	61,312,130
Workers' compensation	63,539,473	65,612,659	65,233,460
Liability	58,180,559	62,872,730	68,265,379
Other	8,429,630	8,820,064	8,960,806
Total commercial lines	260,627,571	265,141,234	272,703,227

Personal lines:
Automobile	25,383,097	23,516,997	22,838,791
Property	19,099,403	18,844,395	19,434,328
Liability	536,587	576,410	621,703
Total personal lines	45,019,087	42,937,802	42,894,822
Total property and casualty insurance	$305,646,658	$308,079,036	$315,598,049

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$7,752,937	$7,379,461	$8,710,942
Property	14,650,486	19,978,045	18,236,058
Crop	3,246,597	2,176,737	4,208,882
Casualty	666,791	1,086,934	1,334,915
Marine/Aviation	668,275	373,016	615,602
Total pro rata reinsurance	26,985,086	30,994,193	33,106,399

Excess-of-loss reinsurance:
Property	45,540,294	35,221,000	29,385,844
Casualty	10,929,859	9,741,047	11,220,250
Surety	20,253	(24,375)	7,256
Total excess-of-loss reinsurance	56,490,406	44,937,672	40,613,350
Total reinsurance	$83,475,492	$75,931,865	$73,719,749

Consolidated	$389,122,150	$384,010,901	$389,317,798

8.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

	Carrying	Estimated
	amount	fair value
December 31,2010
Assets:
Fixed maturity securities held-to-maturity:
Residential mortgage-backed	$340,803	$389,679
Total fixed maturity securities held-to-maturity	340,803	389,679

Fixed maturity securities available-for-sale:
U.S. treasury	4,801,766	4,801,766
U.S. government-sponsored agencies	168,072,840	168,072,840
Obligations of states and political subdivisions	390,932,504	390,932,504
Commercial mortgage-backed	93,222,219	93,222,219
Residential mortgage-backed	34,285,838	34,285,838
Other asset-backed	13,100,849	13,100,849
Corporate	237,121,010	237,121,010
Total fixed maturity securities available-for-sale	941,537,026	941,537,026

Equity securities available-for-sale:
Common stocks:
Financial services	11,246,421	11,246,421
Information technology	17,350,652	17,350,652
Healthcare	12,785,689	12,785,689
Consumer staples	7,784,286	7,784,286
Consumer discretionary	12,162,474	12,162,474
Energy	9,381,310	9,381,310
Industrials	7,466,153	7,466,153
Other	14,630,005	14,630,005
Non-redeemable preferred stocks	8,331,992	8,331,992
Total equity securities available-for-sale	101,138,982	101,138,982

Short-term investments	36,616,111	36,616,111
Other long-term investments	29,827	29,827

Liabilities:
Surplus notes	25,000,000	23,893,033

	Carrying	Estimated
	amount	fair value
December 31, 2009
Assets:
Fixed maturity securities held-to-maturity:
Residential mortgage-backed	$410,005	$460,877
Total fixed maturity securities held-to-maturity	410,005	460,877

Fixed maturity securities available-for-sale:
U.S. treasury	4,983,045	4,983,045
U.S. government-sponsored agencies	150,415,530	150,415,530
Obligations of states and political subdivisions	391,764,812	391,764,812
Commercial mortgage-backed	82,391,701	82,391,701
Residential mortgage-backed	31,055,295	31,055,295
Other asset-backed	9,885,609	9,885,609
Corporate	228,684,994	228,684,994
Total fixed maturity securities available-for-sale	899,180,986	899,180,986

Equity securities available-for-sale:
Common stocks:
Financial services	10,666,469	10,666,469
Information technology	19,693,053	19,693,053
Healthcare	12,935,253	12,935,253
Consumer staples	7,043,221	7,043,221
Consumer discretionary	7,581,367	7,581,367
Energy	8,811,055	8,811,055
Industrials	5,826,770	5,826,770
Other	9,370,291	9,370,291
Non-redeemable preferred stocks	8,262,500	8,262,500
Total equity securities available-for-sale	90,189,979	90,189,979

Short-term investments	55,390,096	55,390,096
Other long-term investments	47,083	47,083
Securities lending collateral	14,941,880	14,941,880

Liabilities:
Surplus notes	25,000,000	22,752,800
Securities lending obligation	14,941,880	14,941,880

The estimated fair value of fixed maturity securities, equity securities, short-term investments, securities lending collateral and securities lending obligation is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.

Other long-term investments, consisting primarily of holdings in limited partnerships and limited liability companies, are valued by the various fund managers.  In management’s opinion, these values reflect fair value at December 31, 2010 and 2009.

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

•
U.S. government-sponsored agencies and corporate securities (including fixed-rate corporate bonds and medium-term notes) are priced by determining a bullet (non-call) spread scale for each issuer for maturities going out to forty years.  These spreads represent credit risk and are obtained from the new issue market, secondary trading, and dealer quotes.  An option adjusted spread model is incorporated to adjust spreads of issues that have early redemption features.  The final spread is then added to the U.S. Treasury curve.  For notes with odd coupon payment dates, a cash discounting yield/price routine calculates prices from final yields.

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  Since this is not an observable input, any fixed maturity security in the Company’s portfolio that is on this list is classified as a Level 3 fair value measurement.  At December 31, 2010, the Company did not hold any fixed maturity securities that were priced solely from broker quotes.

A small number of the Company’s securities are not priced by the independent pricing service.  One is an equity security that is reported as a Level 3 fair value measurement at December 31, 2010 and 2009, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements.  This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $2,130 at December 31, 2010 and $2,014 at December 31, 2009.  The remaining three securities (two at December 31, 2009)  not priced by the Company’s independent pricing service are fixed maturity securities.  These fixed maturity securities are classified as Level 2 fair value measurements and are carried at aggregate fair values of $12,914,542 at December 31, 2010 and $7,722,288 at December 31, 2009.  The fair values for these fixed maturity securities were obtained from the Company’s investment custodian using independent pricing services which utilize similar pricing techniques as the Company’s independent pricing service.

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

The Company’s fixed maturity and equity securities available-for-sale, as well as short-term investments, are measured at fair value on a recurring basis.  No assets or liabilities are currently measured at fair value on a non-recurring basis.  Presented in the table below are the Company’s assets that are measured at fair value on a recurring basis, as of December 31, 2010 and 2009.

	Fair value measurements at December 31, 2010 using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturity securities available-for-sale:
U.S. treasury	$4,801,766	$-	$4,801,766	$-
U.S. government-sponsored agencies	168,072,840	-	168,072,840	-
Obligations of states and political subdivisions	390,932,504	-	390,932,504	-
Commercial mortgage-backed	93,222,219	-	93,222,219	-
Residential mortgage-backed	34,285,838	-	34,285,838	-
Other asset-backed	13,100,849	-	13,100,849	-
Corporate	237,121,010	-	237,121,010	-
Total fixed maturity securities available-for-sale	941,537,026	-	941,537,026	-

Equity securities available-for-sale:
Common stocks:
Financial services	11,246,421	11,244,291	-	2,130
Information technology	17,350,652	17,350,652	-	-
Healthcare	12,785,689	12,785,689	-	-
Consumer staples	7,784,286	7,784,286	-	-
Consumer discretionary	12,162,474	12,162,474	-	-
Energy	9,381,310	9,381,310	-	-
Industrials	7,466,153	7,466,153	-	-
Other	14,630,005	14,630,005	-	-
Non-redeemable preferred stocks	8,331,992	8,331,992	-	-
Total equity securities available-for-sale	101,138,982	101,136,852	-	2,130

Short-term investments	36,616,111	36,616,111	-	-
	$1,079,292,119	$137,752,963	$941,537,026	$2,130

	Fair value measurements at December 31, 2009 using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturity securities available-for-sale:
U.S. treasury	$4,983,045	$-	$4,983,045	$-
U.S. government-sponsored agencies	150,415,530	-	150,415,530	-
Obligations of states and political subdivisions	391,764,812	-	391,764,812	-
Commercial mortgage-backed	82,391,701	-	82,391,701	-
Residential mortgage-backed	31,055,295	-	31,055,295	-
Other asset-backed	9,885,609	-	9,885,609	-
Corporate	228,684,994	-	228,684,994	-
Total fixed maturity securities available-for-sale	899,180,986	-	899,180,986	-

Equity securities available-for-sale:
Common stocks:
Financial services	10,666,469	10,664,455	-	2,014
Information technology	19,693,053	19,693,053	-	-
Healthcare	12,935,253	12,935,253	-	-
Consumer staples	7,043,221	7,043,221	-	-
Consumer discretionary	7,581,367	7,581,367	-	-
Energy	8,811,055	8,811,055	-	-
Industrials	5,826,770	5,826,770	-	-
Other	9,370,291	9,370,291	-	-
Non-redeemable preferred stocks	8,262,500	8,262,500	-	-
Total equity securities available-for-sale	90,189,979	90,187,965	-	2,014

Short-term investments	55,390,096	55,390,096	-	-
	$1,044,761,061	$145,578,061	$899,180,986	$2,014

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2010.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities are reported as realized investment gains or losses in net income.

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Equity securities available-for-sale, financial services	Total
Balance at December 31, 2008	$14,969,143	$14,969,143
Total unrealized losses included in other comprehensive income	(14,967,129)	(14,967,129)
Total realized investment gains included in net income	22,473,792	22,473,792
Sales	(22,473,792)	(22,473,792)
Balance at December 31, 2009	2,014	2,014
Total unrealized gains included in other comprehensive income	116	116
Balance at December 31, 2010	$2,130	$2,130

At December 31, 2008, the Company held Class B shares of Insurance Services Office Inc. (now known as Verisk Analytics, Inc. (“Verisk”) following its Initial Public Offering on October 7, 2009).  The Company was reporting this investment as a Level 3 fair value measurement at the fair value obtained from applying a 20 percent marketability discount to the quarterly valuations of the Class A shares produced by a nationally recognized independent financial advisory firm.  This resulted in a fair value of $14,965,502 for the Class B shares at December 31, 2008.  The Company sold its entire holding of Verisk during the fourth quarter of 2009 in conjunction with Verisk’s Initial Public Offering.  This sale resulted in a realized capital gain of $22,473,792 (before tax).

There were no transfers into or out of Levels 1 or 2 for the year ended December 31, 2010.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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

The amortized cost and estimated fair value of securities held-to-maturity and available-for-sale as of December 31, 2010 and 2009 are as follows.  Securities classified as held-to-maturity are carried at amortized cost.  All other securities have been classified as available-for-sale and are carried at fair value.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
December 31, 2010	cost	gains	losses	fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$340,803	$48,876	$-	$389,679
Total securities held-to-maturity	$340,803	$48,876	$-	$389,679

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,747,814	$53,952	$-	$4,801,766
U.S. government-sponsored agencies	167,976,167	1,995,829	1,899,156	168,072,840
Obligations of states and political subdivisions	384,164,252	11,650,499	4,882,247	390,932,504
Commercial mortgage-backed	82,906,928	10,341,728	26,437	93,222,219
Residential mortgage-backed	32,801,281	1,664,155	179,598	34,285,838
Other asset-backed	12,100,433	1,056,995	56,579	13,100,849
Corporate	224,885,907	12,954,535	719,432	237,121,010
Total fixed maturity securities	909,582,782	39,717,693	7,763,449	941,537,026

Equity securities:
Common stocks:
Financial services	8,630,273	2,667,761	51,613	11,246,421
Information technology	11,215,431	6,163,395	28,174	17,350,652
Healthcare	10,200,062	2,705,556	119,929	12,785,689
Consumer staples	6,010,692	1,834,157	60,563	7,784,286
Consumer discretionary	7,636,589	4,535,110	9,225	12,162,474
Energy	6,350,228	3,031,082	-	9,381,310
Industrials	5,395,949	2,096,834	26,630	7,466,153
Other	11,281,815	3,350,963	2,773	14,630,005
Non-redeemable preferred stocks	9,000,000	100,000	768,008	8,331,992
Total equity securities	75,721,039	26,484,858	1,066,915	101,138,982
Total securities available-for-sale	$985,303,821	$66,202,551	$8,830,364	$1,042,676,008

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
December 31, 2009	cost	gains	losses	fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$410,005	$50,872	$-	$460,877
Total securities held-to-maturity	$410,005	$50,872	$-	$460,877

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,739,194	$243,851	$-	$4,983,045
U.S. government-sponsored agencies	151,440,800	1,011,484	2,036,754	150,415,530
Obligations of states and political subdivisions	380,605,547	15,604,731	4,445,466	391,764,812
Commercial mortgage-backed	75,563,896	6,827,805	-	82,391,701
Residential mortgage-backed	31,017,352	961,646	923,703	31,055,295
Other asset-backed	9,164,445	739,434	18,270	9,885,609
Corporate	219,663,540	10,284,043	1,262,589	228,684,994
Total fixed maturity securities	872,194,774	35,672,994	8,686,782	899,180,986

Equity securities:
Common stocks:
Financial services	7,447,765	3,276,169	57,465	10,666,469
Information technology	13,366,462	6,326,591	-	19,693,053
Healthcare	10,066,840	2,901,926	33,513	12,935,253
Consumer staples	6,323,889	768,181	48,849	7,043,221
Consumer discretionary	6,100,052	1,499,876	18,561	7,581,367
Energy	6,995,036	1,858,794	42,775	8,811,055
Industrials	5,239,316	683,747	96,293	5,826,770
Other	8,075,560	1,324,137	29,406	9,370,291
Non-redeemable preferred stocks	9,500,000	15,500	1,253,000	8,262,500
Total equity securities	73,114,920	18,654,921	1,579,862	90,189,979
Total securities available-for-sale	$945,309,694	$54,327,915	$10,266,644	$989,370,965

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of December 31, 2010 and 2009, listed by length of time the securities were in an unrealized loss position.

December 31, 2010	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$64,030,427	$1,899,156	$-	$-	$64,030,427	$1,899,156
Obligations of states and political subdivisions	97,769,789	4,882,247	-	-	97,769,789	4,882,247
Commercial mortgage-backed	3,998,831	26,437	-	-	3,998,831	26,437
Residential mortgage-backed	11,346,913	157,798	1,222,717	21,800	12,569,630	179,598
Other asset-backed	3,331,324	56,579	-	-	3,331,324	56,579
Corporate	38,270,674	719,432	-	-	38,270,674	719,432
Total, fixed maturity securities	218,747,958	7,741,649	1,222,717	21,800	219,970,675	7,763,449

Equity securities:
Common stocks:
Financial services	1,608,012	51,613	-	-	1,608,012	51,613
Information technology	879,805	28,174	-	-	879,805	28,174
Healthcare	3,551,623	119,929	-	-	3,551,623	119,929
Consumer staples	1,218,294	60,563	-	-	1,218,294	60,563
Consumer discretionary	253,023	9,225	-	-	253,023	9,225
Industrials	761,616	26,630	-	-	761,616	26,630
Other	42,752	2,773	-	-	42,752	2,773
Non-redeemable preferred stocks	-	-	4,231,992	768,008	4,231,992	768,008
Total, equity securities	8,315,125	298,907	4,231,992	768,008	12,547,117	1,066,915
Total temporarily impaired securities	$227,063,083	$8,040,556	$5,454,709	$789,808	$232,517,792	$8,830,364

December 31, 2009	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$102,035,965	$2,036,754	$-	$-	$102,035,965	$2,036,754
Obligations of states and political subdivisions	83,487,876	3,832,182	6,314,420	613,284	89,802,296	4,445,466
Residential mortgage-backed	3,317,513	93,216	10,535,690	830,487	13,853,203	923,703
Other asset-backed	-	-	503,730	18,270	503,730	18,270
Corporate	43,994,473	684,520	18,830,648	578,069	62,825,121	1,262,589
Total, fixed maturity securities	232,835,827	6,646,672	36,184,488	2,040,110	269,020,315	8,686,782

Equity securities:
Common stocks:
Financial services	1,092,716	57,465	-	-	1,092,716	57,465
Healthcare	1,550,018	33,513	-	-	1,550,018	33,513
Consumer staples	1,901,671	48,849	-	-	1,901,671	48,849
Consumer discretionary	406,500	18,561	-	-	406,500	18,561
Energy	1,502,064	42,775	-	-	1,502,064	42,775
Industrials	1,387,906	96,293	-	-	1,387,906	96,293
Other	2,078,197	29,406	-	-	2,078,197	29,406
Non-redeemable preferred stocks	-	-	5,247,000	1,253,000	5,247,000	1,253,000
Total, equity securities	9,919,072	326,862	5,247,000	1,253,000	15,166,072	1,579,862
Total temporarily impaired securities	$242,754,899	$6,973,534	$41,431,488	$3,293,110	$284,186,387	$10,266,644

Unrealized losses on fixed maturity securities totaled $7,763,449 (includes $107,465 related to the non-credit component of an “other-than-temporary” impairment of a residential mortgage-backed security) at December 31, 2010 and were primarily associated with municipal securities and U.S. government-sponsored agency securities.  The primary factor contributing to these unrealized losses was an increase in interest rates since purchase.  In addition, certain municipal securities experienced a widening of risk premium spread over U.S. Treasuries.  Of all the securities that are in an unrealized loss position, all but three residential mortgage-backed securities are considered investment grade by credit rating agencies.  Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at December 31, 2010.

The unrealized losses on common stocks at December 31, 2010 are not concentrated in a particular sector or an individual security.   The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at December 31, 2010.

All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore,  it was determined that these securities were not “other-than-temporarily” impaired at December 31, 2010.

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2010, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value
Securities held-to-maturity:
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	340,803	389,679
Totals	$340,803	$389,679

Securities available-for-sale:
Due in one year or less	$29,607,752	$29,921,578
Due after one year through five years	79,964,156	83,963,583
Due after five years through ten years	156,508,518	164,598,759
Due after ten years	527,794,147	535,545,049
Mortgage-backed securities	115,708,209	127,508,057
Totals	$909,582,782	$941,537,026

A summary of realized investment gains and (losses) is as follows:

	Year ended December 31,
	2010	2009	2008
Fixed maturity securities available-for-sale:
Gross realized investment gains	$1,325,345	$1,636,291	$272,522
Gross realized investment losses	(87,082)	(50,000)	-
"Other-than-temporary" impairments	(204,045)	(2,657,094)	-

Equity securities available-for-sale:
Gross realized investment gains	5,794,677	29,173,686	9,433,726
Gross realized investment losses	(779,861)	(2,729,329)	(3,240,928)
"Other-than-temporary" impairments	(2,180,231)	(7,451,283)	(30,920,859)
Totals	$3,868,803	$17,922,271	$(24,455,539)

The amounts reported as “other-than-temporary” impairments on equity securities available-for-sale reflect the impairment of 23 equity securities for the year ended December 31, 2010, compared to 34 equity securities for the year ended December 31, 2009 and 40 equity securities for the year ended December 31, 2008.  The large amount of impairment losses recognized on equity securities during 2009 and 2008 was a result of the severe and prolonged turmoil in the financial markets resulting from the 2008 financial crisis.  Included in the amount for 2008 is $14,904,000 of losses recognized on the perpetual preferred stocks of Freddie Mac and Fannie Mae when those companies were placed under conservatorship by the U.S. government.

On April 1, 2009, the Company adopted updated guidance related to the Investments - Debt and Equity Securities Topic 310 of the FASB ASC.  This pronouncement required a cumulative effect adjustment from retained earnings to “accumulated other comprehensive income” for the non-credit component of previous “other-than-temporary” impairment losses recognized on fixed maturity securities still held as of the date of adoption.  The only “other-than-temporarily” impaired fixed maturity security held by the Company as of the adoption date was Chemtura Corporation securities.  On the date of adoption the credit component of the loss amounted to $1,229,779, which was measured as the difference between the present value of the estimated cash flows ($1,770,000) and the original amortized cost basis ($2,999,779).  The non-credit component of the loss ($990,000) was measured as the difference between the fair value ($780,000) and the present value of the estimated cash flows ($1,770,000).  This non-credit component of the loss ($643,000 after taxes) was treated as a change in accounting principle, and was reclassified from retained earnings to “accumulated other comprehensive income” as of April 1, 2009.  This security was subsequently sold during the third quarter of 2009 for proceeds of $2,617,500, resulting in a realized gain of $847,500.

The Company also recognized an “other-than-temporary” impairment loss on a residential mortgage-backed security during 2009.  The total impairment on this security was $248,618, with $87,315 determined as the credit loss component recognized in earnings and the remaining $161,303 recognized in other comprehensive income.

During the first quarter of 2010, the Company determined that the credit loss associated with the previously impaired residential mortgage-backed security increased, resulting in an additional $120,539 impairment loss recognized in earnings in the first quarter of 2010.  The Company also recognized $83,506 of “other-than-temporary” impairment loss on a second residential mortgage-backed security during the first quarter of 2010 due to management’s intent to sell the security, which was completed during the second quarter.

The following table is a roll forward of the amount of credit losses recognized in earnings from “other-than-temporary” impairments.  Note that this table only includes the credit loss component of “other-than-temporary” impairments, and does not include the non-credit loss component of impairments (which is recognized through “other comprehensive income”) or impairments that are recognized through earnings in their entirety (not subject to bifurcation between credit and non-credit components).

	Year ended December 31,
	2010	2009
Balance at beginning of year	$87,315	$-

Credit loss for which an "other-than-temporary" impairment loss was previously recognized	120,539
Credit loss for which an "other-than-temporary" impairment was not previously recognized	-	1,317,094
Reduction for credit losses previously recognized on securities sold during the period	-	(1,229,779)
Balance at end of year	$207,854	$87,315

A summary of net investment income is as follows:

	Year ended December 31,
	2010	2009	2008
Interest on fixed maturity securities	$48,661,716	$46,560,740	$44,419,493
Dividends on equity securities	1,969,281	1,938,189	2,933,835
Interest on short-term investments	137,745	606,399	2,690,427
Interest on long-term investments	26,437	26,437	42,649
Fees from securities lending	195	104,786	166,926
Total investment income	50,795,374	49,236,551	50,253,330
Investment expenses	(1,306,159)	(1,477,245)	(1,849,957)
Net investment income	$49,489,215	$47,759,306	$48,403,373

The large amount of interest income on short-term investments and the corresponding reduced amount of interest on fixed maturity securities in 2008 is the result of a significant amount of call activity on U.S. government-sponsored agency securities due to the declining interest rate environment.  The proceeds from these called securities were initially invested in short-term securities, until suitable long-term investment opportunities were later identified.

A summary of net changes in unrealized holding gains (losses) on securities available-for-sale is as follows:

	Year ended December 31,
	2010	2009	2008
Fixed maturity securities	$4,968,032	$35,398,021	$(27,332,178)
Deferred income tax expense (benefit)	1,738,811	12,389,307	(9,566,262)
Total fixed maturity securities	3,229,221	23,008,714	(17,765,916)

Equity securities	8,342,884	3,728,518	(28,233,640)
Deferred income tax expense (benefit)	2,920,009	1,304,982	(9,881,774)
Total equity securities	5,422,875	2,423,536	(18,351,866)
Total available-for-sale securities	$8,652,096	$25,432,250	$(36,117,782)

10.	INCOME TAXES

Temporary differences between the consolidated financial statement carrying amount and tax basis of assets and liabilities that give rise to significant portions of the deferred income tax asset at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Loss reserve discounting	$19,811,790	$19,949,865
Unearned premium reserve limitation	11,082,443	10,803,318
Retirement benefits	4,822,987	6,763,636
Other policyholders' funds payable	2,910,513	2,771,533
"Other-than-temporarily" impaired securities held	1,701,888	2,949,395
Other, net	1,051,419	1,292,761
Total deferred income tax asset	41,381,040	44,530,508
Net unrealized holding gains on investment securities	(20,080,265)	(15,421,445)
Deferred policy acquisition costs	(13,154,557)	(12,827,720)
Other, net	(1,456,000)	(1,236,986)
Total deferred income tax liability	(34,690,822)	(29,486,151)
Net deferred income tax asset	$6,690,218	$15,044,357
Based upon anticipated future taxable income and consideration of all other available evidence, management believes that it is “more likely than not” that the Company’s net deferred income tax asset will be realized.

The actual income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 differed from the “expected” income tax expense (benefit) for those years (computed by applying the United States federal corporate tax rate of 35 percent to income (loss) before income tax expense (benefit)) as follows:

	Year ended December 31,
	2010	2009	2008
Computed "expected" income tax expense (benefit)	$14,855,828	$21,883,686	$(3,601,519)
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(4,931,396)	(5,139,443)	(5,012,548)
Dividends received deduction	(478,528)	(485,035)	(728,769)
Proration of tax-exempt interest and dividends received deduction	811,489	843,672	861,198
Elimination of deduction for Medicare Part D retiree drug subsidy	794,383	-	-
Other, net	47,125	51,323	(103,043)
Income tax expense (benefit)	$11,098,901	$17,154,203	$(8,584,681)

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

Comprehensive income tax expense (benefit) included in the consolidated financial statements for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year ended December 31,
	2010	2009	2008
Income tax expense (benefit) on:
Operations	$11,098,901	$17,154,203	$(8,584,681)
Change in unrealized holding gains (losses) on investment securities	4,658,820	14,040,789	(19,448,036)
Adjustment for retirement benefit plans:
Pension plans	668,041	2,183,000	(8,196,274)
Postretirement benefit plans	(780,555)	(1,886,738)	(811,204)
Comprehensive income tax expense (benefit)	15,645,207	31,491,254	(37,040,195)
Adoption of ASC Topic 715 measurement date provision:
Pension plans	-	-	11,321
Postretirement benefit plans	-	-	(36,121)
Income tax expense (benefit) reflected in accumulated other comprehensive income (loss)	$15,645,207	$31,491,254	$(37,064,995)

The Company had no provision for uncertain tax positions at December 31, 2010 or 2009.  The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during 2010, 2009 or 2008.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files U.S. federal tax returns, along with various states income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005.  The Company is currently under audit for tax years 2005 through 2008.  No additional tax liability is expected from this audit.

11.	SURPLUS NOTES

The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual.  Effective February 1, 2008, the interest rate on these surplus notes was increased from 3.09 percent to 3.60 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the Boards of Directors of the Company and Employers Mutual every five years, with the next review due in 2013.  Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $900,000, $900,000 and $889,375 in 2010, 2009 and 2008, respectively.  At December 31, 2010, the Company’s property and casualty insurance subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2010.

12.	EMPLOYEE RETIREMENT PLANS

Employers Mutual has various employee benefit plans, including two defined benefit pension plans and two postretirement benefit plans that provide retiree healthcare and life insurance coverage.

Employers Mutual’s pension plans include a qualified defined benefit pension plan and a nonqualified defined benefit supplemental pension plan.  The qualified defined benefit plan covers substantially all of its employees.  This plan is funded by employer contributions and provides benefits under two different formulas, depending on an employee’s age and date of service.  Benefits generally vest after three years of service or the attainment of 55 years of age.  It is Employers Mutual’s funding policy to make contributions that meet minimum regulatory funding requirements plus additional amounts as determined by management.

Employers Mutual’s nonqualified defined benefit supplemental pension plan provides retirement benefits for a select group of management and highly-compensated employees.  This plan enables select employees to receive retirement benefits without the limit on compensation imposed on qualified defined benefit pension plans by the Internal Revenue Service (IRS) and to recognize compensation that has been deferred in the determination of retirement benefits.  The plan is unfunded and benefits generally vest after three years of service.

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

The following table sets forth the funded status of Employers Mutual’s pension and postretirement benefit plans as of December 31, 2010 and 2009, based upon measurement dates of December 31, 2010 and 2009, respectively.

	Pension plans		Postretirement benefit plans
	2010	2009	2010	2009
Change in projected benefit obligation:
Benefit obligation at beginning of year	$181,630,998	$171,276,329	$93,768,069	$69,835,445
Service cost	10,717,698	9,886,960	3,931,601	2,771,480
Interest cost	9,970,477	9,804,408	5,533,758	4,281,570
Actuarial (gain) loss	10,137,667	(1,411,417)	10,129,942	19,044,244
Benefits paid	(10,117,887)	(7,925,282)	(2,720,150)	(2,392,373)
Medicare subsidy reimbursements	-	-	228,017	227,703
Projected benefit obligation at end of year	202,338,953	181,630,998	110,871,237	93,768,069

Change in plan assets:
Fair value of plan assets at beginning of year	167,142,158	134,613,308	43,216,841	39,430,673
Actual return on plan assets	25,080,476	23,192,301	5,707,753	3,628,541
Employer contributions	26,314,733	17,261,831	2,480,000	2,550,000
Benefits paid	(10,117,887)	(7,925,282)	(2,720,150)	(2,392,373)
Fair value of plan assets at end of year	208,419,480	167,142,158	48,684,444	43,216,841
Funded status	$6,080,527	$(14,488,840)	$(62,186,793)	$(50,551,228)

The following tables set forth the amounts recognized in the Company’s financial statements as a result of the property and casualty insurance subsidiaries’ aggregate 30 percent participation in the pooling agreement and amounts allocated to the reinsurance subsidiary as of December 31, 2010 and 2009:

Amounts recognized in the Company’s consolidated balance sheets:

	Pension plans		Postretirement benefit plans
	2010	2009	2010	2009
Assets:
Prepaid pension benefits	$5,125,701	$-	$-	$-
Liability:
Pension and postretirement benefits	(3,462,118)	(4,458,896)	(16,956,598)	(13,717,824)
Net amount recognized	$1,663,583	$(4,458,896)	$(16,956,598)	$(13,717,824)

Amounts recognized in the Company’s consolidated balance sheets under the caption “accumulated other comprehensive income”:

	Pension plans		Postretirement benefit plans
	2010	2009	2010	2009
Net actuarial loss	$(15,838,345)	$(17,612,562)	$(8,191,312)	$(6,517,412)
Prior service (cost) credit	(267,517)	(401,988)	4,610,349	5,166,602
Net amount recognized	$(16,105,862)	$(18,014,550)	$(3,580,963)	$(1,350,810)

During 2011, the Company will amortize $1,036,705 of net actuarial loss and $138,189 of prior service cost associated with the pension plans into net periodic benefit cost.  In addition, the Company will amortize $619,217 of prior service credit and $504,029 of net actuarial loss associated with the postretirement benefit plans into net periodic postretirement benefit cost in 2011.

Amounts recognized in the Company’s consolidated statements of comprehensive income:

	Pension plans		Postretirement benefit plans
	2010	2009	2010	2009
Net actuarial gain (loss)	$1,774,217	$6,101,657	$(1,673,900)	$(4,810,770)
Prior service (cost) credit	134,471	135,487	(556,253)	(579,908)
Net amount recognized	$1,908,688	$6,237,144	$(2,230,153)	$(5,390,678)

The following table sets forth the projected benefit obligation, accumulated benefit obligation and fair value of plan assets of Employers Mutual’s pension plans.  For 2010, the amounts relate only to the nonqualified pension plan since the qualified pension plan’s assets exceeded the accumulated benefit obligation.

	Year ended December 31,
	2010	2009
Projected benefit obligation	$10,924,975	$181,630,998
Accumulated benefit obligation	9,211,098	172,874,247
Fair value of plan assets	-	167,142,158

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Year ended December 31,
	2010	2009	2008
Pension plans:
Service cost	$10,717,698	$9,886,960	$8,723,908
Interest cost	9,970,477	9,804,408	9,422,592
Expected return on plan assets	(12,676,990)	(9,654,133)	(14,180,913)
Amortization of net actuarial loss	3,995,656	5,432,367	187,618
Amortization of prior service cost	452,080	452,297	454,561
Net periodic pension benefit cost	$12,458,921	$15,921,899	$4,607,766

Postretirement benefit plans:
Service cost	$3,931,601	$2,771,480	$2,838,155
Interest cost	5,533,758	4,281,570	4,000,706
Expected return on plan assets	(2,952,489)	(2,412,020)	(2,029,308)
Amortization of net actuarial loss	1,350,949	98,054	-
Amortization of prior service credit	(2,131,256)	(2,131,256)	(2,131,256)
Net periodic postretirement benefit cost	$5,732,563	$2,607,828	$2,678,297

Net periodic pension benefit cost allocated to the Company amounted to $3,842,291, $4,888,759 and $1,419,827  in 2010, 2009 and 2008, respectively.  Net periodic postretirement benefit cost allocated to the Company for the years ended December 31, 2010, 2009 and 2008 was $1,639,727, $732,969 and $752,309, respectively.

The weighted-average assumptions used to measure the benefit obligations are as follows:

	Year ended December 31,
	2010	2009
Pension plans:
Discount rate	5.00%	5.75%
Rate of compensation increase:
Qualified pension plan	4.73%	4.73%
Nonqualified pension plan	4.68%	4.68%

Postretirement benefit plans:
Discount rate	5.50%	6.00%

The weighted-average assumptions used to measure the net periodic benefit cost are as follows:

	Year ended December 31,
	2010	2009	2008
Pension plans:
Discount rate	5.75%	6.25%	6.00%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase:
Qualified pension plan	4.73%	4.73%	4.73%
Nonqualified pension plan	4.68%	4.68%	4.68%

Postretirement benefit plans:
Discount rate	6.00%	6.25%	6.25%
Expected long-term rate of return on plan assets	6.75%	6.00%	6.00%

The expected long-term rates of return on plan assets were developed considering actual historical results, current and expected market conditions, plan asset mix and management’s investment strategy.

	Year ended December 31,
Assumed health care cost trend rate:	2010	2009
Health care cost trend rate assumed for next year	8.50%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2018

The assumed health care cost trend rate has a significant effect on the service and interest cost components of the net periodic benefit cost and the benefit obligation reported for the postretirement benefit plans.  A one-percentage-point change in assumed health care cost trend rate would have the following effects:

	One-percentage-point
	Increase	Decrease
Effect on total of service and interest cost	$1,671,488	$(1,327,827)
Effect on postretirement benefit obligation	$16,390,927	$(13,244,366)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the plans over the next ten years:

		Postretirement benefits
	Pension benefits	Gross	Medicare subsidy	Net
2011	$19,734,161	$4,010,951	$398,671	$3,612,280
2012	25,353,199	4,462,376	479,828	3,982,548
2013	22,470,827	4,957,315	565,849	4,391,466
2014	21,885,305	5,572,598	661,750	4,910,848
2015	22,692,845	6,186,528	766,250	5,420,278
2016 - 2020	113,492,844	39,712,284	5,551,852	34,160,432

Employers Mutual manages the VEBA trust assets internally.  The portfolio is currently in the funding stage, with the expectation that over time contributions and life insurance death benefits will be large enough to cover current and future expenses.  As such, an emphasis is placed on asset accumulation, with current income generation secondary.

Assets contained in the VEBA trust to fund the Company's postretirement benefit obligations are currently invested in universal life insurance policies (issued by EMC National Life Company, an affiliate of Employers Mutual, that have a guaranteed interest rate of 4.5%), mutual funds and an exchange-traded fund (ETF).  The mutual funds include funds that are invested in fixed income, international equity and domestic equity securities.  The ETF is an emerging markets fund.

Following is a description of the valuation methodologies used for the assets classes of Employers Mutual’s VEBA trust.

•
Money Market Fund:  Valued at amortized cost, which approximates fair value.  Under this method, investments purchased at a discount or premium are valued by accreting or amortizing the difference between the original purchase price and maturity value of the issue over the period to maturity.  The net asset value of each share held by the trust at year-end was $1.00.

•
Mutual Funds:  Valued at the net asset value of shares held by the trust at year-end.  For purposes of calculating the net asset value, portfolio securities and other assets for which market quotes are readily available are valued at fair value.  Fair value is generally determined on the basis of last reported sales prices, or if no sales are reported, based on quotes obtained from a quotation reporting system, established market makers, or independent pricing services.

•	ETF: Valued at the closing price from the applicable exchange.

•	Life Insurance Contract: Valued at the cash accumulation value, which approximates fair value.

The fair values of the assets held in Employers Mutual’s VEBA trust are as follows:

	Fair value measurements at December 31, 2010 using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market fund	$3,277,205	$3,277,205	$-	$-
Emerging markets ETF	2,662,955	2,662,955	-	-
Mutual funds:
Equity	16,581,112	16,581,112	-	-
Tax exempt fixed income	2,335,575	2,335,575	-	-
International equity	11,701,729	11,701,729	-	-
Life insurance contracts	12,125,868	-	-	12,125,868
	$48,684,444	$36,558,576	$-	$12,125,868

	Fair value measurements at December 31, 2009 using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market fund	$7,861,202	$7,861,202	$-	$-
Emerging markets ETF	701,100	701,100	-	-
Mutual funds:
Equity	14,449,209	14,449,209	-	-
Tax exempt fixed income	2,068,857	2,068,857	-	-
International equity	6,017,556	6,017,556	-	-
Life insurance contracts	12,118,917	-	-	12,118,917
	$43,216,841	$31,097,924	$-	$12,118,917

Presented below is a reconciliation of the assets measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009.

	Fair value measurements using significant unobservable inputs (Level 3)
	Life insurance contracts
	2010	2009
Balance at beginning of year	$12,118,917	$11,749,936

Actual return on plan assets:
Increase in cash accumulation value of life insurance contracts	361,459	368,981
Gain on life insurance death benefit	657,667	-
Settlement of life insurance death benefit	(1,012,175)	-
Balance at end of year	$12,125,868	$12,118,917

Employers Mutual uses Global Portfolio Strategies, Inc. to advise on the asset allocation strategy for its qualified pension plan.  The asset allocation strategy and process of Global Portfolio Strategies, Inc. uses a diversified allocation of equity, debt and real estate exposures that is customized to the plan’s payment risk and return targets.

Global Portfolio Strategies, Inc. reviews the plan’s assets and liabilities in relation to expectations of long-term market performance and liability development to determine the appropriate asset allocation.  The data for the contributions and emerging liabilities is provided from the plan’s actuarial valuation, while the current asset and monthly benefit payment data is provided by the plan administrator.

Following is a description of the valuation methodologies used for the assets classes of Employers Mutual’s qualified pension plan.

•
Pooled Separate Accounts:  Each of the funds held by the Plan is in a pooled or commingled investment vehicle that is maintained by the fund sponsor, each with many investors.  The Plan asset is represented by a “unit of account” and a per unit value, much like a mutual fund, whose value is the accumulated value of the underlying investments.  The sponsor of the fund specifies the source(s) used for the underlying investment asset prices and the protocol used to value each fund.  These underlying investments are valued in the following ways:

o	Short-Term Funds are comprised of short-term securities that are valued initially at cost and thereafter adjusted for amortization of any discount or premium.
o	U.S. Stock Funds are comprised of domestic equity securities that are priced using the closing price from the applicable exchange.
o
International Stock Funds are comprised of international equity securities that are priced using the closing price from the appropriate local stock exchange(s).  An independent pricing service is also used to seek updated prices in the event there are material market movements between local stock exchange closing time and portfolio valuation time.

o
U.S. Bond Funds are comprised of domestic fixed income securities.  These securities are priced using inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads.  Market indices and industry and economic events are monitored.

•
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

•	Money Market Separate Account: Invests mainly in short-term securities such as commercial paper. Valued by an independent pricing service.

•
Bond and Mortgage Separate Account:  Invests mainly in fixed income securities such as asset-backed securities, residential mortgage-backed securities, commercial mortgage-backed securities and corporate bonds.  Securities are priced by an independent pricing service using inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads.  Market indices and industry and economic events are also monitored.

The fair values of the assets held in Employers Mutual’s defined benefit retirement plan are as follows:

	Fair value measurements at December 31, 2010 using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Bond and mortgage separate account	$30,272,703	$-	$30,272,703	$-
Pooled separate accounts:
U.S. stock funds	110,075,754	-	110,075,754	-
International stock funds	39,572,143	-	39,572,143	-
U.S. bond funds	12,537,854	-	12,537,854	-
Short-term funds	8,875,768	-	8,875,768	-
Real estate securities fund	7,085,258	7,085,258	-	-
	$208,419,480	$7,085,258	$201,334,222	$-

	Fair value measurements at December 31, 2009 using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market separate account	$2,019,808	$-	$2,019,808	$-
Bond and mortgage separate account	27,520,387	-	27,520,387	-
Pooled separate accounts:
U.S. stock funds	79,414,339	-	79,414,339	-
International stock funds	18,509,742	-	18,509,742	-
U.S. bond funds	29,447,314	-	29,447,314	-
Short-term funds	7,341,906	-	7,341,906	-
Real estate securities fund	2,888,662	2,888,662	-	-
	$167,142,158	$2,888,662	$164,253,496	$-

Employers Mutual plans to contribute approximately $22,000,000 to the pension plan and $4,000,000 to the VEBA trust in 2011.

The Company participates in other benefit plans sponsored by Employers Mutual, including its 401(k) Plan, Board and Executive Non-Qualified Excess Plans and Defined Contribution Supplemental Executive Retirement Plan.  The Company’s share of expenses for these plans amounted to $1,428,369, $1,380,945 and $1,085,173 in 2010, 2009 and 2008, respectively.

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

The 1993 Plan and the 2003 Plan permit the issuance of incentive stock options only, while the 2007 Plan permits the issuance of performance shares, performance units, and other stock-based awards, in addition to qualified (incentive) and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units.  All three plans provide for a ten-year time limit for granting awards.  Options can no longer be granted under the 1993 Plan and no additional options will be granted under the 2003 Plan now that Employers Mutual is utilizing the 2007 Plan.  Options granted under the plans generally have a vesting period of five years, with options becoming exercisable in equal annual cumulative increments commencing on the first anniversary of the option grant.  Option prices cannot be less than the fair value of the common stock on the date of grant.

The Senior Executive Compensation and Stock Option Committee (the “Committee”) of Employers Mutual’s Board of Directors (the “Board”) grants the awards and is the administrator of the plans.  The Company’s Compensation Committee must consider and approve all awards granted to the Company’s senior executive officers.

The Company recognized compensation expense from these plans of $136,599 ($112,137 net of tax), $282,528 ($237,605 net of tax) and $232,318 ($226,624 net of tax) in 2010, 2009 and 2008, respectively.

During the first quarter of 2010, 216,976 non-qualified stock options were granted under the 2007 Plan to eligible participants at a price of $20.675.  During the second quarter of 2010, 2,500 non-qualified stock options were granted under the 2007 Plan to an eligible participant at a price of $24.375.  During 2010, 73,086 options were exercised under the plans at prices ranging from $9.25 to $20.675.  A summary of the activity under Employers Mutual’s stock option plans for 2010, 2009 and 2008 is as follows:

	Year ended December 31,
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	options	price	options	price	options	price
Outstanding, beginning of year	1,172,614	$20.96	929,716	$21.57	817,268	$20.37
Granted	219,476	20.72	304,400	18.87	221,875	23.47
Exercised	(73,086)	15.70	(37,271)	17.10	(93,415)	15.38
Expired	(50,315)	20.26	(12,430)	23.86	(13,887)	22.80
Forfeited	(17,200)	21.68	(9,125)	22.91	(2,125)	22.08
Surrendered	-	-	(2,676)	25.46	-	-
Outstanding, end of year	1,251,489	$21.25	1,172,614	$20.96	929,716	$21.57

Exercisable, end of year	638,788	$21.40	537,786	$20.48	405,731	$19.39

The weighted average fair value of options granted in 2010, 2009 and 2008 amounted to $1.77, $2.30 and $2.77, respectively.  The Company estimated the fair value of each option grant on the date of grant using the Black-Scholes-Merton option-pricing model and the following assumptions:

	Year ended December 31,
	2010	2009	2008
Weighted-average dividend yield	3.47%	3.82%	3.07%
Expected volatility	16.7% - 23.6%	22.7% - 43.8%	21.0% - 30.1%
Weighted-average volatility	19.17%	35.24%	26.09%
Risk-free interest rate	0.16% - 2.99%	0.38% - 2.81%	1.45% - 3.17%
Expected term (years)	0.25 - 6.30	0.25 - 6.30	0.25 - 6.25

The expected term of the options granted in 2010 was estimated using historical data that excluded option exercises that occurred prior to the normal vesting period due to the retirement of the option holders.   The expected term of options granted to individuals who are, or will be, eligible to retire prior to the completion of the normal vesting period has been adjusted to reflect the potential accelerated vesting period.  This produced a weighted-average expected term of 2.63 years.

The expected volatility of options for the 2010 option grant was computed by using the historical high and low average monthly prices of the Company’s common stock for a period covering 6.3 years, which approximates the average term of the options, which produced an expected volatility of 21.8 percent.  The expected volatility of options granted to individuals who are, or will be, eligible to retire prior to the completion of the normal vesting period was computed by using the historical high and low daily, weekly, or monthly average prices for the period approximating the expected term of those options.  This produced expected volatility ranging from 16.7 percent to 23.6 percent.

At December 31, 2010, the Company’s portion of the unrecognized compensation cost associated with option awards issued under Employers Mutual’s stock option plans that are not currently vested was $208,626, with a 1.6 year weighted-average period over which the compensation expense is expected to be recognized.  A summary of non-vested option activity under Employers Mutual’s stock option plans for 2010, 2009 and 2008 is as follows:

	Year ended December 31,
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
	Number	average	Number	average	Number	average
	of	grant-date	of	grant-date	of	grant-date
	options	fair value	options	fair value	options	fair value
Non-vested, beginning of year	634,828	$2.91	523,985	$3.55	457,204	$4.09
Granted	219,476	1.77	304,400	2.30	221,875	2.77
Vested	(224,403)	3.14	(189,006)	3.70	(155,094)	4.03
Forfeited	(17,200)	4.15	(1,875)	2.30	-	-
Surrendered	-	-	(2,676)	3.82	-	-
Non-vested, end of year	612,701	$2.45	634,828	$2.91	523,985	$3.55

The Company’s portion of the total intrinsic value of options exercised under Employers Mutual’s stock option plans was $125,939, $51,461 and $310,210 in 2010, 2009 and 2008, respectively.  Under the terms of the pooling and quota share agreements, these amounts were paid to Employers Mutual.  The Company received the full fair value for all shares issued under these plans.  The Company’s portion of the total fair value of options that vested in 2010, 2009 and 2008 was $211,507, $282,528 and $232,318, respectively.  Additional information relating to options outstanding and options vested (exercisable) at December 31, 2010 is as follows:

	December 31, 2010
		Weighted-		Weighted-
	Number	average	Aggregate	average
	of	exercise	intrinsic	remaining
	options	price	value	term
Options outstanding	1,251,489	$21.25	$2,491,808	6.29
Options exercisable	638,788	$21.40	$1,269,025	4.61

The 1993 Plan and 2003 Plan do not generally generate tax deductions for the Company because only incentive stock options could be issued under these plans.  The Company has recorded a deferred tax benefit for a portion of the March 2008 grant and for all subsequent grants (all made under the 2007 Plan) because non-qualified options were issued.  The Company’s portion of the current tax deduction realized from exercises of stock options was $2,644 and $1,970 in 2010 and 2009, respectively (no realized tax deduction prior to 2009).  These actual deductions were in excess of the deferred tax benefits recorded in conjunction with the compensation expense (referred to as excess tax benefits) and are reflected in the statement of cash flows as a financing cash inflow and a corresponding cash outflow from operating activities ($542 as the Company’s portion in 2010).  The income tax benefit that results from disqualifying dispositions of stock purchased through incentive stock options is deemed immaterial.

Employee Stock Purchase Plan

A total of 500,000 shares of the Company’s common stock were reserved for issuance under the Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan.  Any eligible employee who was employed by Employers Mutual on the first day of the month immediately preceding any option period was eligible to participate in the plan.  Participants paid 85 percent of the fair market value of the stock on the date of purchase.  This plan was replaced by a new plan during 2008, and the 217,862 shares that were unused as of December 31, 2008 were de-registered in 2009.

On May 30, 2008, the Company registered 500,000 shares of the Company’s common stock for use in the Employers Mutual Casualty Company 2008 Employee Stock Purchase Plan.  Any eligible employee may participate in the plan by delivering, during the first twenty days of the calendar month preceding the first day of an election period, a payroll deduction authorization to the plan administrator; or making a cash contribution.  Participants pay 85 percent of the fair market value of the stock on the date of purchase.  The plan is administered by the Board of Employers Mutual, and the Board has the right to amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options.  Expenses allocated to the Company in connection with these plans totaled $26,657, $25,892 and $9,695 in 2010, 2009 and 2008, respectively.

During 2010, a total of 26,699 options were exercised at prices ranging from $18.19 to $19.51.  Activity under the plans was as follows:

	Year ended December 31,
	2010	2009	2008
Shares available for purchase, beginning of year	468,122	709,381	229,163
Shares registered for use in the 2008 plan	-	-	500,000
Shares deregistered under the 1993 plan	-	(217,862)	-
Shares purchased under the plans	(26,699)	(23,397)	(19,782)
Shares available for purchase, end of year	441,423	468,122	709,381

Non-Employee Director Stock Option Plan

A total of 200,000 shares of the Company’s common stock have been reserved for issuance under the 2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan.  All non-employee directors of Employers Mutual and its subsidiaries and affiliates who are not serving on the “Disinterested Director Committee” of the Board of Employers Mutual as of the beginning of an option period are eligible to participate in the plan.  Each eligible director can purchase shares of common stock at 75 percent of the fair value of the stock on the option exercise date in an amount equal to a minimum of 25 percent and a maximum of 100 percent of their annual cash retainer.  The plan will continue through the option period for options granted at the 2012 annual meetings.  The plan is administered by the Disinterested Director Committee of the Board.  The Board may amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options.  Expenses allocated to the Company in connection with this plan totaled $10,931, $15,326 and $27,121 in 2010, 2009 and 2008, respectively.

During 2010, a total of 4,782 options were exercised at prices ranging from $15.93 to $16.65.  Activity under the plan was as follows:

	Year ended December 31,
	2010	2009	2008
Shares available for purchase, beginning of year	172,630	176,508	181,668
Shares purchased under the plan	(4,782)	(3,878)	(5,160)
Shares available for purchase, end of year	167,848	172,630	176,508

Dividend Reinvestment Plan

The Company maintains a dividend reinvestment and common stock purchase plan which provides stockholders with the option of reinvesting cash dividends in additional shares of the Company’s common stock.  Participants may also purchase additional shares of common stock without incurring broker commissions by making optional cash contributions to the plan, and may sell shares of common stock through the plan.  Employers Mutual did not participate in this plan in 2010, 2009 or 2008.  Activity under the plan was as follows:

	Year ended December 31,
	2010	2009	2008
Shares available for purchase, beginning of year	175,609	182,141	188,973
Shares purchased under the plan	(6,226)	(6,532)	(6,832)
Shares available for purchase, end of year	169,383	175,609	182,141

Range of purchase prices	$20.48	$20.44	$20.93
	to	to	to
	$23.62	$22.62	$29.75

Stock Appreciation Right (SAR) agreement

On October 19, 2006, Employers Mutual entered into a stock appreciation rights (SAR) agreement with the Company’s Executive Vice President and Chief Operating Officer (Mr. Murray).  This SAR agreement is a substitute for an incentive stock option grant Mr. Murray was initially authorized to receive as part of his 2006 compensation arrangement, but was not issued to him due to certain limitations contained in Employers Mutual’s incentive stock option plan.  The grant-date fair value of this award was $546,300.  Because the SAR agreement will be settled in cash, it is considered to be a liability-classified award under ASC Topic 718.  As a result, the value of this agreement must be re-measured at fair value at each financial statement reporting date, subject to a minimum fair value of $318,825 stipulated in the SAR agreement.  The fair value of this agreement at December 31, 2010, 2009 and 2008 was $318,825 ($95,648 for the Company).  The full value of this agreement was expensed in 2006 because Mr. Murray was eligible for retirement and was entitled to keep the award at retirement.  As a result, the award did not have any subsequent service requirements.  Subsequent changes in the fair value of this agreement will be reflected as compensation expense until the agreement is ultimately settled in 2016.  During 2010, 2009 and 2008, the Company did not recognize any compensation expense related to this award as the fair value of the award did not change.

Stock Repurchase Plan

On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program.  On October 31, 2008, the Company’s Board of Directors announced an extension of the stock repurchase program, authorizing an additional $10,000,000.  This program became effective immediately and does not have an expiration date.  The timing and terms of the purchases are determined by management based on market conditions and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock purchased under this program is being retired by the Company.  During 2010, the Company repurchased 244,400 shares of its common stock at an average cost of $21.67 per share.  Since the inception of the repurchase program the Company has repurchased 980,533 shares of common stock at a cost of $23,148,435, leaving $1,851,565 available for the repurchase of additional shares.

Stock Purchase Plan

During the second quarter of 2005, Employers Mutual initiated a $15,000,000 stock purchase program under which Employers Mutual will purchase shares of the Company’s common stock in the open market.  This purchase program does not have an expiration date, however, this program is currently dormant and will remain so while the Company’s repurchase program is active.  The timing and terms of the purchases are determined by management based on market conditions and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  No purchases were made during 2010, 2009 and 2008.  As of December 31, 2010, $4,490,561 remained available under this plan for additional purchases.

14.           LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota, with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All lease costs are included as expenses under the pooling agreement.  The following table reflects the lease commitments of the Company as of December 31, 2010.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Lease commitments
Real estate operating leases	$9,325,829	$1,232,933	$2,552,560	$2,249,198	$3,291,138

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $1,269,022 and $1,236,315 have been accrued as of December 31, 2010 and 2009, respectively.  Premium tax offsets of $758,362 and $692,233, which are related to prior guarantee fund payments and estimated assessments, have been accrued as of December 31, 2010 and 2009, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  Estimated second-injury fund assessments of $1,613,021 and $1,709,015 have been accrued as of December 31, 2010 and 2009, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of these annuities was $1,614,711 at December 31, 2010.  The Company has a contingent liability of $1,614,711 at December 31, 2010 should the issuers of these annuities fail to perform.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.  The Company’s share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries’ aggregate policyholders’ surplus.

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

15.	UNAUDITED INTERIM FINANCIAL INFORMATION

	Three months ended,
	March 31	June 30	September 30	December 31
2010
Total revenues	$105,593,652	$108,467,951	$111,498,694	$117,703,217
Income before income tax expense	$14,543,054	$3,495,632	$9,816,451	$14,590,087
Income tax expense	4,664,962	197,159	2,357,876	3,878,904
Net income	$9,878,092	$3,298,473	$7,458,575	$10,711,183
Net income per share - basic and diluted*	$0.75	$0.25	$0.57	$0.83

2009
Total revenues	$96,292,459	$108,374,063	$111,683,128	$134,098,006
Income before income tax expense	$6,927,018	$8,890,941	$6,470,929	$40,235,929
Income tax expense	1,123,155	1,923,809	1,420,154	12,687,085
Net income	$5,803,863	$6,967,132	$5,050,775	$27,548,844
Net income per share - basic and diluted*	$0.44	$0.53	$0.38	$2.10

*  Since the weighted-average number of shares outstanding for the quarters are calculated independently of the weighted-average number of shares outstanding for the year, quarterly net income (loss) per share may not total to annual net income (loss) per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

The Board of Directors and Stockholders
EMC Insurance Group Inc.

We have audited the consolidated financial statements of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and have issued our report thereon dated March 10, 2011 (included elsewhere in this Annual Report on Form 10-K).  Our audits also include the financial statement schedules listed in Item 15(a)2 of this Annual Report on Form 10-K.  These schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

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
March 10, 2011

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule I – Summary of Investments-
Other than Investments in Related Parties

December 31, 2010

			Amount at
			which shown
			in the
Type of investment	Cost	Fair value	balance sheet

Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$340,803	$389,679	$340,803
Total fixed maturity securities	340,803	389,679	340,803

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	4,747,814	4,801,766	4,801,766
U.S. government-sponsored agencies	167,976,167	168,072,840	168,072,840
Obligations of states and political subdivisions	384,164,252	390,932,504	390,932,504
Commercial mortgage-backed	82,906,928	93,222,219	93,222,219
Residential mortgage-backed	32,801,281	34,285,838	34,285,838
Other asset-backed	12,100,433	13,100,849	13,100,849
Corporate	224,885,907	237,121,010	237,121,010
Total fixed maturity securities	909,582,782	941,537,026	941,537,026

Equity securities:
Common stocks:
Financial services	8,630,273	11,246,421	11,246,421
Information technology	11,215,431	17,350,652	17,350,652
Healthcare	10,200,062	12,785,689	12,785,689
Consumer staples	6,010,692	7,784,286	7,784,286
Consumer discretionary	7,636,589	12,162,474	12,162,474
Energy	6,350,228	9,381,310	9,381,310
Industrials	5,395,949	7,466,153	7,466,153
Other	11,281,815	14,630,005	14,630,005
Non-redeemable preferred stocks	9,000,000	8,331,992	8,331,992
Total equity securities	75,721,039	101,138,982	101,138,982

Other long-term investments	29,827	29,827	29,827

Short-term investments	36,616,111	36,616,111	36,616,111
Total investments	$1,022,290,562	$1,079,711,625	$1,079,662,749

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant

Condensed Balance Sheets

	December 31,
	2010	2009
ASSETS
Investment in common stock of subsidiaries (equity method)	$363,926,907	$340,269,959
Short-term investments	4,255,644	2,051,147
Cash	381,618	52,977
Accrued investment income	640	263
Prepaid assets	84,477	60,000
Income taxes recoverable	467,139	467,545
Total assets	$369,116,425	$342,901,891

LIABILITIES
Accounts payable	$181,649	$171,824
Indebtedness to affiliate	293,774	312,382
Total liabilities	475,423	484,206

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 12,927,678 shares in 2010 and 13,114,481 shares in 2009	12,927,678	13,114,481
Additional paid-in capital	88,937,294	92,804,282
Accumulated other comprehensive income (loss):
Net unrealized losses on fixed maturity securities with "other-than-temporary" impairments	(69,852)	(104,847)
Other net unrealized gains	37,361,774	28,744,673
Pension and postretirement benefits payable to affiliate	(12,796,435)	(12,587,484)
Total accumulated other comprehensive income	24,495,487	16,052,342
Retained earnings	242,280,543	220,446,580
Total stockholders' equity	368,641,002	342,417,685
Total liabilities and stockholders' equity	$369,116,425	$342,901,891

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant, Continued

Condensed Statements of Income

	Year ended December 31,
	2010	2009	2008
REVENUES
Dividends received from subsidiaries	$17,000,064	$12,500,032	$25,005,256
Investment income	(449)	10,543	161,312
	16,999,615	12,510,575	25,166,568

Operating expenses	1,334,234	1,346,388	1,330,077

Income before income tax benefit and equity in undistributed net income (loss) of subsidiaries	15,665,381	11,164,187	23,836,491

Income tax benefit	(467,139)	(467,545)	(409,068)

Income before equity in undistributed net income (loss) of subsidiaries	16,132,520	11,631,732	24,245,559

Equity in undistributed net income (loss) of subsidiaries	15,213,803	33,738,882	(25,950,932)

Net income (loss)	$31,346,323	$45,370,614	$(1,705,373)

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant, Continued

Condensed Statements of Comprehensive Income

	Year ended December 31,
	2010	2009	2008

Net income (loss)	$31,346,323	$45,370,614	$(1,705,373)

Other comprehensive income (loss):
Change in unrealized holding gains (losses) on investment securities, net of deferred income taxes	11,210,173	36,635,698	(52,013,882)

Reclassification adjustment for realized investment (gains) losses included in net income (loss), net of income taxes	(2,593,072)	(11,098,601)	15,896,100

Change in unrealized holding gains (losses) on fixed maturity securities with "other-than-temporary" impairment, net of deferred income taxes	(43,356)	1,089,528	-

Reclassification adjustment for realized investment (gains) losses from fixed maturity securities with "other-than-temporary" impairment included in net income (loss), net of income taxes	78,351	(550,875)	-

Adjustment associated with affiliate's pension and postretirement benefit plans, net of deferred income taxes:
Net actuarial gain (loss)	65,206	839,077	(16,400,635)
Prior service credit	(274,157)	(288,873)	(327,542)

Other comprehensive income (loss)	8,443,145	26,625,954	(52,845,959)

Total comprehensive income (loss)	$39,789,468	$71,996,568	$(54,551,332)

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant, Continued

Condensed Statements of Cash Flows

	Year ended December 31,
	2010	2009	2008

Net cash provided by operating activities	$16,235,888	$11,627,479	$24,421,838

Cash flows from investing activities
Net (purchases) sales of short-term investments	(2,204,497)	1,067,837	(1,618,010)
Net cash (used in) provided by investing activities	(2,204,497)	1,067,837	(1,618,010)

Cash flows from financing activities
Issuance of common stock through affiliate's stock option plans	1,105,605	318,872	1,128,836
Excess tax benefit associated with affiliate's stock incentive plan	542	-	-
Repurchase of common stock	(5,296,537)	(3,589,654)	(14,262,245)
Dividends paid to stockholders (affiliated ($5,728,932), ($5,650,454) and ($5,650,454))	(9,512,360)	(9,506,987)	(9,731,403)
Net cash used in financing activities	(13,702,750)	(12,777,769)	(22,864,812)

Net increase (decrease) in cash	328,641	(82,453)	(60,984)
Cash at the beginning of the year	52,977	135,430	196,414

Cash at the end of the year	$381,618	$52,977	$135,430

Income taxes recovered	$467,545	$409,068	$257,949
Interest paid	$-	$-	$9,902

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule III – Supplementary Insurance Information

For Years Ended December 31, 2010, 2009 and 2008

Segment	Deferred policy acquisition costs	Loss and settlement expense reserves	Unearned premiums	Premium revenue	Net investment income	Losses and settlement expenses incurred	Amortization of deferred policy acquisition costs	Other underwriting expenses	Premiums written

Year ended December 31, 2010:
Property and casualty insurance	$35,521,955	$402,701,257	$152,450,370	$305,646,658	$36,966,159	$208,114,161	$74,298,312	$34,184,263	$310,794,289
Reinsurance	2,062,493	153,439,699	15,445,749	83,475,492	12,523,505	46,526,358	17,799,907	9,240,176	84,054,820
Parent company	-	-	-	-	(449)	-	-	-	-
Consolidated	$37,584,448	$556,140,956	$167,896,119	$389,122,150	$49,489,215	$254,640,519	$92,098,219	$43,424,439	$394,849,109

Year ended December 31, 2009:
Property and casualty insurance	$34,704,000	$410,465,012	$148,842,413	$308,079,036	$35,679,586	$199,124,285	$73,409,970	$36,841,268	$312,814,883
Reinsurance	1,946,628	145,686,565	10,643,683	75,931,865	12,069,177	49,625,174	14,582,779	2,175,711	75,901,429
Parent company	-	-	-	-	10,543	-	-	-	-
Consolidated	$36,650,628	$556,151,577	$159,486,096	$384,010,901	$47,759,306	$248,749,459	$87,992,749	$39,016,979	$388,716,312

Year ended December 31, 2008:
Property and casualty insurance	$32,676,714	$428,348,776	$144,702,062	$315,598,049	$36,329,609	$232,538,251	$73,064,705	$30,989,615	$312,987,369
Reinsurance	1,952,715	144,683,077	9,744,143	73,719,749	11,912,452	61,727,042	14,799,244	2,709,106	73,617,740
Parent company	-	-	-	-	161,312	-	-	-	-
Consolidated	$34,629,429	$573,031,853	$154,446,205	$389,317,798	$48,403,373	$294,265,293	$87,863,949	$33,698,721	$386,605,109

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule IV – Reinsurance

For Years Ended December 31, 2010, 2009 and 2008

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2010:
Consolidated earned premiums	$249,254,444	$296,241,838	$436,109,544	$389,122,150	112.1%

Year ended December 31, 2009:
Consolidated earned premiums	$230,497,985	$255,520,536	$409,033,452	$384,010,901	106.5%

Year ended December 31, 2008:
Consolidated earned premiums	$216,190,918	$240,986,351	$414,113,231	$389,317,798	106.4%

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule VI – Supplemental Information Concerning
Property-Casualty Insurance Operations

For Years Ended December 31, 2010, 2009 and 2008

	Deferred policy acquisition costs	Reserves for losses and settlement expenses	Discount, if any, deducted from reserves	Unearned premiums	Earned premiums	Net investment income

Year ended December 31, 2010:	$37,584,448	$556,140,956	$-	$167,896,119	$389,122,150	$49,489,664

Year ended December 31, 2009:	$36,650,628	$556,151,577	$-	$159,486,096	$384,010,901	$47,748,763

Year ended December 31, 2008:	$34,629,429	$573,031,853	$-	$154,446,205	$389,317,798	$48,242,061

	Losses and settlement expenses incurred related to		Amortization of deferred policy acquisition costs	Paid losses and settlement expenses	Premiums written
	Current year	Prior years

Year ended December 31, 2010:	$305,389,389	$(50,748,870)	$92,098,219	$254,984,791	$394,849,109

Year ended December 31, 2009:	$297,371,751	$(48,622,292)	$87,992,749	$260,729,636	$388,716,312

Year ended December 31, 2008:	$329,573,313	$(35,308,020)	$87,863,949	$273,596,862	$386,605,109

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 regarding the Company’s executive officers is included in “Executive Officers of the Company” under Part I, Item 1 of this report.

The information required by Item 10 regarding the audit committee financial expert and the members of the Company’s Audit Committee of the Board of Directors is incorporated by reference from the information under the caption “Information about the Board of Directors and its Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2011.

The information required by Item 10 regarding the Company’s directors is incorporated by reference from the information under the captions “Election of Directors” and “Information about the Board of Directors and its Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2011.

The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2011.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The code of ethics is posted on the Investors section of the Company’s internet website found at www.emcins.com.  In the event that the Company makes any amendments to, or grants any waivers from, a provision of the ethics policy that requires disclosure under applicable Securities and Exchange Commission rules, the Company intends to disclose such amendments or waivers and the reasons therefor on its website.

ITEM 11.	EXECUTIVE COMPENSATION.

See the information under the captions “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 26, 2011, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

See the information under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management and Directors” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 26, 2011, which information is incorporated herein by reference.

Information regarding securities authorized for issuance under equity compensation plans appears in Part II, Item 5 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See the information under the captions “Certain Relationships and Related Persons Transactions” and “Election of Directors” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 26, 2011, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

See the information under the caption “Independent Registered Public Accounting Firm’s Fees” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 26, 2011, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Financial Statements and Schedules

1.	Financial Statements

2.	Schedules

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

10.1.2a
Restated Quota Share Reinsurance Retrocessional Agreement between Employers Mutual Casualty Company and EMC Reinsurance Company, effective January 1, 2006, as amended..  (Incorporated by reference to Exhibit 10.1.2 filed with the Company’s Form 8-K filed on February 3, 2010 under Item 1.01.)

10.1.2b
100% Quota Share Reinsurance Retrocessional Agreement between Employers Mutual Casualty Company and EMC Reinsurance Company, effective January 1, 2011.  (Incorporated by reference to Exhibit 10.1.2 filed with the Company’s Form 8-K filed on December 22, 2010 under Item 1.01.)

10.1.3
Excess of Loss Reinsurance Agreement between EMC Reinsurance Company and Employers Mutual Casualty Company, effective January 1, 2011.  (Incorporated by reference to Exhibit 10.1.3 filed with the Company’s Form 8-K filed on January 31, 2011 under Item 1.01.)

10.2.1	Summary of 2010 base salary compensation for the Company’s named executive officers. (Incorporated by reference to the Company’s Form 8-K filed on March 11, 2010 under Item 5.02.)*

10.2.2	Summary of compensation for the Company’s non-employee directors. (Incorporated by reference to the Company’s Form 8-K filed on March 16, 2010 under Item 1.01.)*

10.2.3	Senior Executive Compensation Bonus Program (Incorporated by reference to Exhibit 99 filed with the Company’s Form 8-K on February 5, 2009 under Item 5.02.)*

10.2.4	Executive Contingent Salary Plan – EMC Reinsurance Company. (Incorporated by reference to Exhibit 10.2.4 filed with the Company’s Form 10-Q on May 7, 2010.)*

10.3.1	Deferred Bonus Compensation Plan.*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2011.

EMC INSURANCE GROUP INC.

/s/ Bruce G. Kelley
Bruce G. Kelley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2011.

/s/ Bruce G. Kelley
Bruce G. Kelley
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Mark E. Reese
George C. Carpenter III*
Chairman of the Board

/s/ Mark E. Reese
Stephen A. Crane*
Director

/s/ Mark E. Reese
Jonathan R. Fletcher*
Director

/s/ Mark E. Reese
Robert L. Howe*
Director

/s/ Mark E. Reese
Raymond A. Michel*
Director

/s/ Mark E. Reese
Gretchen H. Tegeler*
Director

* by power of attorney

EMC Insurance Group Inc. and Subsidiaries

Index to Exhibits

Exhibit number	Item	Page number

10.1.1	EMC Insurance Companies reinsurance pooling agreements between Employers Mutual Casualty Company and certain of its affiliated companies, as amended.	179

10.3.1	Deferred Bonus Compensation Plan.	245

21	Subsidiaries of the Registrant.	249

23	Consent of Independent Registered Public Accounting Firm.	250

24	Power of Attorney.	251

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	252

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	253

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	254

32.2	Certification of the Senior Vice President and Chief Financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	255