Form 10-Q
period 2011-03-31
EMC INSURANCE GROUP INC
filed 2011-05-10
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to __________________

Commission File Number: 0-10956

EMC INSURANCE GROUP INC.
(Exact name of registrant as specified in its charter)

Iowa	42-6234555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

717 Mulberry Street, Des Moines, Iowa	50309
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011
Common stock, $1.00 par value	12,957,760

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost (fair value $382,905 and $389,679)	$335,320	$340,803
Securities available-for-sale, at fair value (amortized cost $883,749,482 and $909,582,782)	912,992,330	941,537,026
Equity securities available-for-sale, at fair value (cost $84,461,376 and $75,721,039)	109,114,446	101,138,982
Other long-term investments, at cost	26,002	29,827
Short-term investments, at cost	54,445,536	36,616,111
Total investments	1,076,913,634	1,079,662,749

Cash	728,827	491,994
Reinsurance receivables due from affiliate	32,868,653	30,256,586
Prepaid reinsurance premiums due from affiliate	8,793,643	9,530,426
Deferred policy acquisition costs (affiliated $37,670,566 and $37,584,448)	37,683,733	37,584,448
Prepaid pension benefits due from affiliate	4,692,991	5,125,701
Accrued investment income	11,587,420	10,925,854
Accounts receivable	1,027,521	1,716,150
Income taxes recoverable	741,523	2,350,864
Deferred income taxes	8,297,229	6,690,218
Goodwill	941,586	941,586
Other assets (affiliated $2,398,198 and $2,433,445)	2,563,031	2,517,922
Total assets	$1,186,839,791	$1,187,794,498

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2011	2010
LIABILITIES
Losses and settlement expenses (affiliated $564,103,373 and $553,125,183)	$567,422,231	$556,140,956
Unearned premiums (affiliated $167,746,796 and $167,896,119)	167,817,489	167,896,119
Other policyholders’ funds due to affiliate	8,573,012	8,315,751
Surplus notes payable to affiliate	25,000,000	25,000,000
Amounts due affiliate to settle quarterly transaction balances	10,493,402	18,380,813
Pension and postretirement benefits payable to affiliate	20,987,377	20,418,716
Other liabilities (affiliated $16,464,544 and $22,861,092)	16,586,572	23,001,141
Total liabilities	816,880,083	819,153,496

STOCKHOLDERS’ EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 12,953,116 shares in 2011 and 12,927,678 shares in 2010	12,953,116	12,927,678
Additional paid-in capital	89,556,825	88,937,294
Accumulated other comprehensive income (loss):
Net unrealized losses on fixed maturity securities with “other-than-temporary” impairments	(5,210)	(69,852)
Other net unrealized gains	35,037,556	37,361,774
Pension and postretirement benefits payable to affiliate	(12,624,231)	(12,796,435)
Total accumulated other comprehensive income	22,408,115	24,495,487
Retained earnings	245,041,652	242,280,543
Total stockholders’ equity	369,959,708	368,641,002
Total liabilities and stockholders’ equity	$1,186,839,791	$1,187,794,498

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,
	2011	2010
REVENUES
Premiums earned (affiliated $97,075,882 and $91,455,297)	$96,286,814	$92,345,066
Investment income, net	12,078,595	12,516,987
Net realized investment gains, excluding impairment losses on available-for-sale securities	8,504,042	877,308
Total “other-than-temporary” impairment losses on available-for-sale securities	(245,846)	(231,856)
Portion of impairment losses on fixed maturity available-for-sale securities recognized in other comprehensive income (before taxes)	—	(120,539)
Net impairment losses on available-for-sale securities	(245,846)	(352,395)
Net realized investment gains	8,258,196	524,913
Other income (all affiliated)	203,830	206,686
	116,827,435	105,593,652
LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $73,283,167 and $55,433,133)	73,369,601	56,042,624
Dividends to policyholders (all affiliated)	2,512,969	2,354,462
Amortization of deferred policy acquisition costs (affiliated $24,027,495 and $21,607,445)	23,810,782	21,865,115
Other underwriting expenses (all affiliated)	9,621,324	10,365,194
Interest expense (all affiliated)	225,000	225,000
Other expense (affiliated $686,863 and $278,020)	932,378	198,203
	110,472,054	91,050,598
Income before income tax expense (benefit)	6,355,381	14,543,054

INCOME TAX EXPENSE (BENEFIT)
Current	1,617,075	4,153,450
Deferred	(483,044)	511,512
	1,134,031	4,664,962
Net income	$5,221,350	$9,878,092

Net income per common share
-basic and diluted	$0.40	$0.75

Dividend per common share	$0.19	$0.18

Average number of common shares outstanding
-basic and diluted	12,935,554	13,123,810

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2011	2010

Net income	$5,221,350	$9,878,092

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains on investment securities, net of deferred income tax expense of $1,638,868 and $4,653,751	3,043,609	8,642,680

Reclassification adjustment for realized investment gains included in net income, net of income tax expense of $2,890,369 and $225,907	(5,367,827)	(419,545)

Change in unrealized holding gains on fixed maturity securities with “other-than-temporary” impairment, net of deferred income tax expense of $34,808 and $5,387	64,642	10,004

Reclassification adjustment for realized investment losses from fixed maturity securities with “other-than-temporary” impairment included in net income, net of income tax benefit of $0 and $42,188	—	78,351

Adjustment associated with affiliate’s pension and postretirement benefit plans, net of deferred income tax expense of $92,726 and $99,227:
Net actuarial gain	250,371	262,318
Prior service credit	(78,167)	(78,042)
	172,204	184,276

Other comprehensive income (loss)	(2,087,372)	8,495,766

Total comprehensive income	$3,133,978	$18,373,858

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,221,350	$9,878,092

Adjustments to reconcile net income to net cash used in operating activities:
Losses and settlement expenses (affiliated $10,978,190 and ($2,248,180))	11,281,275	(1,733,934)
Unearned premiums (affiliated ($149,323) and ($468,138))	(78,630)	(451,149)
Other policyholders’ funds due to affiliate	257,261	625,049
Amounts due affiliate to settle quarterly transaction balances	(7,887,411)	3,903,872
Pension and postretirement benefits payable to affiliate	1,266,301	1,423,218
Reinsurance receivables due from affiliate	(2,612,067)	596,534
Prepaid reinsurance premiums due from affiliate	736,783	(1,703,815)
Commission payable (affiliated ($5,344,556) and ($5,669,456))	(5,347,980)	(5,669,456)
Interest payable to affiliate	(675,000)	(675,000)
Deferred policy acquisition costs (affiliated ($86,118) and $532,078)	(99,285)	532,078
Stock-based compensation payable to affiliate	70,243	67,361
Accrued investment income	(661,566)	(1,652,290)
Accrued income tax:
Current	1,616,925	(2,346,699)
Deferred	(483,044)	511,512
Realized investment gains	(8,258,196)	(524,913)
Accounts receivable	688,629	(514,810)
Amortization of premium/discount on fixed maturity securities	(263,895)	(203,776)
Other, net (affiliated ($349,329) and ($4,175,205))	(444,282)	(4,187,342)
	(10,893,939)	(12,003,560)
Net cash used in operating activities	$(5,672,589)	$(2,125,468)

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities held-to-maturity	$5,513	$5,471
Purchases of fixed maturity securities available-for-sale	(36,022,457)	(32,246,159)
Disposals of fixed maturity securities available-for-sale	62,148,580	24,022,995
Purchases of equity securities available-for-sale	(29,545,693)	(6,700,487)
Disposals of equity securities available-for-sale	29,034,594	6,526,009
Disposals of other long-term investments	3,825	4,055
Net (purchases) disposals of short-term investments	(17,829,425)	12,798,929
Net cash provided by investing activities	7,794,937	4,410,813

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock option plans	567,142	334,418
Excess tax benefit associated with affiliate’s stock option plans	7,584	—
Dividends paid to stockholders (affiliated ($1,491,092) and ($1,412,613))	(2,460,241)	(2,364,005)
Net cash used in financing activities	(1,885,515)	(2,029,587)

NET INCREASE IN CASH	236,833	255,758
Cash at the beginning of the year	491,994	278,534

Cash at the end of the quarter	$728,827	$534,292

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

The accompanying unaudited consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The Company has evaluated all subsequent events through the date the financial statements were issued. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included. The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.

Certain amounts previously reported in prior years’ consolidated financial statements have been reclassified to conform to current year presentation.

In reading these financial statements, reference should be made to the Company’s 2010 Form 10-K or the 2010 Annual Report to Stockholders for more detailed footnote information.

2.       NEW ACCOUNTING PRONOUNCEMENTS

In October 2010, the Financial Accounting Standards Board (FASB) updated its guidance related to Insurance Topic 944 of the FASB Accounting Standards Codification TM (ASC) to clarify which costs associated with the acquisition of insurance contracts should be capitalized and deferred for recognition during the coverage period. This guidance specifies that only incremental costs or costs directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost. Currently, industry practice is such that deferred costs typically also include costs related to unsuccessful insurance contract acquisitions. This guidance is effective for annual reporting periods (and interim reporting periods of those annual reporting periods) beginning on or after December 15, 2011, and may be adopted prospectively or retrospectively. Adoption of this guidance will have an impact on the consolidated financial position and operating results of the Company since certain costs associated with contract acquisition that are currently deferred will not likely meet the criteria for deferral under the new guidance. The Company has not yet established an estimate of the impact this statement will have on its financial statements.

In July 2010, the FASB updated its guidance related to Receivables Topic 310 of the ASC to require additional disclosures regarding credit risk exposures and the allowance for credit losses, as well as a description of the accounting policies and methodology used to estimate the liability for off-balance-sheet credit risk exposures and related charges. The additional disclosures required at the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010, and the additional disclosures required about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Adoption of this guidance resulted in some additional disclosures at year-end 2010, but had no effect on the consolidated financial position or operating results of the Company.

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

3.       REINSURANCE

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months ended March 31, 2011 and 2010 is presented below.

	Three months ended March 31, 2011
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$67,389,515	$—	$67,389,515
Assumed from nonaffiliates (1)	148,275	27,034,789	27,183,064
Assumed from affiliates	81,889,754	—	81,889,754
Ceded to nonaffiliates	(5,409,729)	(4,638,271)	(10,048,000)
Ceded to affiliates (1)	(67,389,515)	(2,239,652)	(69,629,167)
Net premiums written	$76,628,300	$20,156,866	$96,785,166

Premiums earned
Direct	$65,476,643	$—	$65,476,643
Assumed from nonaffiliates	213,684	26,466,493	26,680,177
Assumed from affiliates	82,631,073	—	82,631,073
Ceded to nonaffiliates	(5,533,465)	(5,251,319)	(10,784,784)
Ceded to affiliates	(65,476,643)	(2,239,652)	(67,716,295)
Net premiums earned	$77,311,292	$18,975,522	$96,286,814

Losses and settlement expenses incurred
Direct	$55,139,822	$—	$55,139,822
Assumed from nonaffiliates	300,990	30,668,591	30,969,581
Assumed from affiliates	53,230,852	225,060	53,455,912
Ceded to nonaffiliates	(2,364,154)	(3,692,891)	(6,057,045)
Ceded to affiliates	(55,139,822)	(4,998,847)	(60,138,669)
Net losses and settlement expenses incurred	$51,167,688	$22,201,913	$73,369,601

(1)
The “Reinsurance” and “Total” amounts include $1,022,885 associated with a portfolio adjustment related to the January 1, 2011 increase in participation in the MRB pool. Ten percent of this amount ($102,288) is included in the ceded to affiliates amounts for the cost of the $3,000,000 excess-of-loss reinsurance protection provided by Employers Mutual.

	Three months ended March 31, 2010
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$58,737,264	$—	$58,737,264
Assumed from nonaffiliates	548,249	23,823,795	24,372,044
Assumed from affiliates	77,339,454	—	77,339,454
Ceded to nonaffiliates	(5,332,061)	(5,827,666)	(11,159,727)
Ceded to affiliates	(58,737,264)	—	(58,737,264)
Net premiums written	$72,555,642	$17,996,129	$90,551,771

Premiums earned
Direct	$58,838,450	$—	$58,838,450
Assumed from nonaffiliates	625,428	21,493,676	22,119,104
Assumed from affiliates	79,681,894	—	79,681,894
Ceded to nonaffiliates	(5,519,959)	(3,935,973)	(9,455,932)
Ceded to affiliates	(58,838,450)	—	(58,838,450)
Net premiums earned	$74,787,363	$17,557,703	$92,345,066

Losses and settlement expenses incurred
Direct	$41,773,466	$—	$41,773,466
Assumed from nonaffiliates	607,416	13,317,340	13,924,756
Assumed from affiliates	44,188,891	183,651	44,372,542
Ceded to nonaffiliates	(782,019)	(1,472,655)	(2,254,674)
Ceded to affiliates	(41,773,466)	—	(41,773,466)
Net losses and settlement expenses incurred	$44,014,288	$12,028,336	$56,042,624

Individual lines in the above tables are defined as follows:
●	“Direct” represents business produced by the property and casualty insurance subsidiaries.
●
“Assumed from nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of involuntary business assumed by the pool participants pursuant to state law.  For the reinsurance subsidiary, this line represents the reinsurance business assumed through the quota share agreement (including “fronting” activities performed by Employers Mutual, which were expanded significantly during 2010, most notably with MRB) and the business assumed outside the quota share agreement.

●
“Assumed from affiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of all the pool members’ direct business.  Losses and settlement expenses incurred also includes claim-related services provided by Employers Mutual that are allocated to the property and casualty insurance subsidiaries and the reinsurance subsidiary.

●
“Ceded to nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of the ceded reinsurance agreements that provide protection to the pool and each of its participants.  For the reinsurance subsidiary, this line includes reinsurance business that is ceded to other insurance companies in connection with above referenced “fronting” activities performed by Employers Mutual.

●
“Ceded to affiliates” for the property and casualty insurance subsidiaries represents the cession of their direct business to Employers Mutual under the terms of the pooling agreement.  For the reinsurance subsidiary, starting in 2011 this line includes amounts ceded to Employers Mutual in connection with the $3,000,000 excess-of-loss reinsurance agreement.

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

Summarized financial information for the Company’s segments is as follows:

	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Three months ended March 31, 2011
Premiums earned	$77,311,292	$18,975,522	$—	$96,286,814

Underwriting loss	(5,192,669)	(7,835,193)	—	(13,027,862)
Net investment income	8,897,650	3,180,547	398	12,078,595
Realized investment gains	6,353,354	1,904,842	—	8,258,196
Other income	203,830	—	—	203,830
Interest expense	225,000	—	—	225,000
Other expenses	162,716	421,286	348,376	932,378
Income (loss) before income tax expense (benefit)	$9,874,449	$(3,171,090)	$(347,978)	$6,355,381

Assets	$869,404,454	$315,194,520	$370,424,697	$1,555,023,671
Eliminations	—	—	(363,287,007)	(363,287,007)
Reclassifications	—	(4,896,873)	—	(4,896,873)
Net assets	$869,404,454	$310,297,647	$7,137,690	$1,186,839,791

	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Three months ended March 31, 2010
Premiums earned	$74,787,363	$17,557,703	$—	$92,345,066

Underwriting profit	1,116,596	601,075	—	1,717,671
Net investment income	9,416,496	3,104,100	(3,609)	12,516,987
Realized investment gains	405,511	119,402	—	524,913
Other income	206,686	—	—	206,686
Interest expense	225,000	—	—	225,000
Other expenses	227,724	(310,195)	280,674	198,203
Income (loss) before income tax expense (benefit)	$10,692,565	$4,134,772	$(284,283)	$14,543,054

Assets	$876,088,849	$282,987,101	$359,263,780	$1,518,339,730
Eliminations	—	—	(354,828,537)	(354,828,537)
Reclassifications	—	—	(567,044)	(567,044)
Net assets	$876,088,849	$282,987,101	$3,868,199	$1,162,944,149

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three months ended March 31, 2011 and 2010, by line of insurance.

	Three months ended March 31,
	2011	2010
Property and casualty insurance segment
Commercial lines:
Automobile	$16,143,170	$15,871,169
Property	16,689,879	15,809,175
Workers’ compensation	16,485,108	15,653,372
Liability	14,571,827	14,400,002
Other	1,919,693	2,190,187
Total commercial lines	65,809,677	63,923,905

Personal lines:
Automobile	6,430,181	6,080,351
Property	4,937,752	4,650,322
Liability	133,682	132,785
Total personal lines	11,501,615	10,863,458
Total property and casualty insurance	$77,311,292	$74,787,363

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$1,786,117	$1,544,678
Property	2,887,840	2,381,062
Marine/Aviation	221,983	236,004
Casualty	277,065	544,763
Crop	217,787	66,267
Total pro rata reinsurance	5,390,792	4,772,774

Excess-of-loss reinsurance:
Property	11,235,697	9,874,663
Casualty	2,345,300	2,910,040
Surety	3,733	226
Total excess-of-loss reinsurance	13,584,730	12,784,929
Total reinsurance	$18,975,522	$17,557,703

Consolidated	$96,286,814	$92,345,066

5.           INCOME TAXES

The actual income tax expense for the three months ended March 31, 2011, and 2010 differed from the “expected” income tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Three months ended March 31,
	2011	2010
Computed “expected” income tax expense	$2,224,383	$5,090,069
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(1,208,092)	(1,254,309)
Dividends received deduction	(140,479)	(116,173)
Proration of tax-exempt interest and dividends received deduction	202,286	205,572
Elimination of deduction for Medicare Part D retiree drug subsidy	—	794,383
Other, net	55,933	(54,580)
Income tax expense	$1,134,031	$4,664,962

As a result of the Patient Protection and Affordable Care Act (H.R. 3590) and the follow-up Health Care and Education Reconciliation Act of 2010 (H.R. 4872) signed into law on March 23, 2010 and March 30, 2010, respectively (the “Acts”), beginning in 2013 the Company will no longer be able to claim a tax deduction for drug expenses that are reimbursed under the Medicare Part D retiree drug subsidy program.  Although this tax change does not take effect until 2013, the Company was required to recognize the financial impact of this tax change in the period in which the Acts were signed.  As a result of the Acts, the Company recognized a decrease in its deferred tax asset of $794,383 during the first quarter of 2010.

The Company had no provision for uncertain tax positions at March 31, 2011 or December 31, 2010.  The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during the three months ended March 31, 2011 or 2010.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files a U.S. federal tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005.  The Company’s U.S. federal tax returns for tax years 2005 through 2008 are currently being audited.  No additional tax liability is expected from these audits.

6.           EMPLOYEE RETIREMENT PLANS

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended March 31,
	2011	2010
Pension plans:
Service cost	$3,112,182	$2,860,970
Interest cost	2,406,393	2,498,263
Expected return on plan assets	(3,876,511)	(3,169,248)
Amortization of net actuarial loss	840,282	1,001,284
Amortization of prior service cost	112,370	113,020
Net periodic pension benefit cost	$2,594,716	$3,304,289

Postretirement benefit plans:
Service cost	$1,150,622	$982,900
Interest cost	1,499,645	1,383,440
Expected return on plan assets	(732,474)	(738,122)
Amortization of net actuarial loss	444,212	337,737
Amortization of prior service credit	(532,814)	(532,814)
Net periodic postretirement benefit cost	$1,829,191	$1,433,141

Net periodic pension benefit cost allocated to the Company amounted to $797,973 and $1,017,441 for the three months ended March 31, 2011 and 2010, respectively.  Net periodic postretirement benefit cost allocated to the Company amounted to $527,794 and $409,932 for the three months ended March 31, 2011 and 2010, respectively.

Employers Mutual plans to contribute approximately $22,000,000 to the pension plan and $4,000,000 to the VEBA trust in 2011.  The Company’s share of these contributions would be approximately $6,750,000 and $1,122,000, respectively.  As of March 31, 2011, Employers Mutual has not made a contribution to the pension plan or the postretirement benefit plan’s VEBA trust.

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

The Company recognized compensation expense from these plans of $70,243 ($50,104 net of tax) and $67,361 ($54,617 net of tax) for the three months ended March 31, 2011 and 2010, respectively.  No compensation expense was recognized during the three months ended March 31, 2011 and 2010 related to a separate stock appreciation rights agreement that is accounted for as a liability-classified award because the fair value of the award did not exceed the floor contained in the agreement.  During the first three months of 2011, 302,180 non-qualified stock options were granted under the 2007 Plan to eligible participants at a price of $24.405.  During the three months ended March 31, 2011, 26,431 options were exercised under the plans at prices ranging from $11.38 to $20.68.

The weighted average fair value of options granted during the three months ended March 31, 2011 and 2010 amounted to $4.44 and $1.77, respectively.  Employers Mutual estimated the fair value of each option grant on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted-average assumptions:

	2011	2010
Weighted-average dividend yield	3.11%	3.48%
Expected volatility	20.9% - 51.2%	16.7% - 23.6%
Weighted-average volatility	32.76%	19.17%
Risk-free interest rate	0.17% - 2.75%	0.16% - 2.99%
Expected term (years)	0.25 - 6.40	0.25 - 6.30

The expected term of the options granted in 2011 was estimated using historical data that excluded certain option exercises that occurred prior to the normal vesting period due to the retirement of the option holders.  The expected term of options granted to individuals who are, or will be, eligible to retire prior to the completion of the normal vesting period has been adjusted to reflect the potential accelerated vesting period.  This produced a weighted-average expected term of 2.99 years.

The expected volatility of options for the 2011 option grant was computed by using the historical daily prices of the Company’s common stock for a period covering 6.4 years, which approximates the average term of the options, which produced an expected volatility of 43.7 percent.  The expected volatility of options granted to individuals who are, or will be, eligible to retire prior to the completion of the normal vesting period was computed by using the historical daily prices for the period approximating the expected term of those options.  This produced expected volatility ranging from 20.9 percent to 51.2 percent.  Prior to 2011, expected volatilities were calculated, in most instances, using historical high and low average monthly prices of the Company’s common stock.  This produced expected volatilities that were typically lower than those calculated in 2011 using daily prices.  Due to the higher expected volatilities used in the valuations of the options in the 2011 grant, the fair values of the granted options are higher, which in turn produces higher stock compensation expense.

8.       DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

	Carrying	Estimated
	amount	fair value
March 31,2011
Assets:
Fixed maturity securities held-to-maturity:
Residential mortgage-backed	$335,320	$382,905
Total fixed maturity securities held-to-maturity	335,320	382,905

Fixed maturity securities available-for-sale:
U.S. treasury	4,715,486	4,715,486
U.S. government-sponsored agencies	154,803,660	154,803,660
Obligations of states and political subdivisions	391,592,813	391,592,813
Commercial mortgage-backed	89,327,865	89,327,865
Residential mortgage-backed	32,191,380	32,191,380
Other asset-backed	12,443,069	12,443,069
Corporate	227,918,057	227,918,057
Total fixed maturity securities available-for-sale	912,992,330	912,992,330

Equity securities available-for-sale:
Common stocks:
Financial services	13,598,433	13,598,433
Information technology	17,994,221	17,994,221
Healthcare	14,089,751	14,089,751
Consumer staples	6,050,842	6,050,842
Consumer discretionary	12,420,774	12,420,774
Energy	15,615,109	15,615,109
Industrials	10,717,899	10,717,899
Other	9,959,417	9,959,417
Non-redeemable preferred stocks	8,668,000	8,668,000
Total equity securities available-for-sale	109,114,446	109,114,446

Short-term investments	54,445,536	54,445,536
Other long-term investments	26,002	26,002

Liabilities:
Surplus notes	25,000,000	23,659,503

	Carrying	Estimated
	amount	fair value
December 31,2010
Assets:
Fixed maturity securities held-to-maturity:
Residential mortgage-backed	$340,803	$389,679
Total fixed maturity securities held-to-maturity	340,803	389,679

Fixed maturity securities available-for-sale:
U.S. treasury	4,801,766	4,801,766
U.S. government-sponsored agencies	168,072,840	168,072,840
Obligations of states and political subdivisions	390,932,504	390,932,504
Commercial mortgage-backed	93,222,219	93,222,219
Residential mortgage-backed	34,285,838	34,285,838
Other asset-backed	13,100,849	13,100,849
Corporate	237,121,010	237,121,010
Total fixed maturity securities available-for-sale	941,537,026	941,537,026

Equity securities available-for-sale:
Common stocks:
Financial services	11,246,421	11,246,421
Information technology	17,350,652	17,350,652
Healthcare	12,785,689	12,785,689
Consumer staples	7,784,286	7,784,286
Consumer discretionary	12,162,474	12,162,474
Energy	9,381,310	9,381,310
Industrials	7,466,153	7,466,153
Other	14,630,005	14,630,005
Non-redeemable preferred stocks	8,331,992	8,331,992
Total equity securities available-for-sale	101,138,982	101,138,982

Short-term investments	36,616,111	36,616,111
Other long-term investments	29,827	29,827

Liabilities:
Surplus notes	25,000,000	23,893,033

The estimated fair value of fixed maturity securities, equity securities and short-term investments is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.

Other long-term investments, consisting primarily of holdings in limited partnerships and limited liability companies, are valued by the various fund managers.  In management’s opinion, these values reflect fair value at March 31, 2011 and December 31, 2010.

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  Since this is not an observable input, any fixed maturity security in the Company’s portfolio that is on this list is classified as a Level 3 fair value measurement.  At March 31, 2011, the Company did not hold any fixed maturity securities that were priced solely from broker quotes.

A small number of the Company’s securities are not priced by the independent pricing service.  One is an equity security that is reported as a Level 3 fair value measurement at March 31, 2011 and December 31, 2010, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements.  This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $2,130 at March 31, 2011 and December 31, 2010.  The remaining securities not priced by the Company’s independent pricing service are fixed maturity securities.  These fixed maturity securities are classified as Level 2 fair value measurements and are carried at aggregate fair values of $2,958,676 at March 31, 2011 and $12,914,542 at December 31, 2010.  The fair values for these fixed maturity securities were obtained from the Company’s investment custodian using independent pricing services which utilize similar pricing techniques as the Company’s independent pricing service.

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

The Company’s fixed maturity and equity securities available-for-sale, as well as short-term investments, are measured at fair value on a recurring basis.  No assets or liabilities are currently measured at fair value on a non-recurring basis.  Presented in the table below are the Company’s assets that are measured at fair value on a recurring basis, as of March 31, 2011 and December 31, 2010.

	Fair value measurements at March 31, 2011 using
		Quoted
		prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Fixed maturity securities available-for-sale:
U.S. treasury	$4,715,486	$—	$4,715,486	$—
U.S. government-sponsored agencies	154,803,660	—	154,803,660	—
Obligations of states and political subdivisions	391,592,813	—	391,592,813	—
Commercial mortgage-backed	89,327,865	—	89,327,865	—
Residential mortgage-backed	32,191,380	—	32,191,380	—
Other asset-backed	12,443,069	—	12,443,069	—
Corporate	227,918,057	—	227,918,057	—
Total fixed maturity securities available-for-sale	912,992,330	—	912,992,330	—

Equity securities available-for-sale:
Common stocks:
Financial services	13,598,433	13,596,303	—	2,130
Information technology	17,994,221	17,994,221	—	—
Healthcare	14,089,751	14,089,751	—	—
Consumer staples	6,050,842	6,050,842	—	—
Consumer discretionary	12,420,774	12,420,774	—	—
Energy	15,615,109	15,615,109	—	—
Industrials	10,717,899	10,717,899	—	—
Other	9,959,417	9,959,417	—	—
Non-redeemable preferred stocks	8,668,000	8,668,000	—	—
Total equity securities available-for-sale	109,114,446	109,112,316	—	2,130

Short-term investments	54,445,536	54,445,536	—	—
	$1,076,552,312	$163,557,852	$912,992,330	$2,130

	Fair value measurements at December 31, 2010 using
		Quoted
		prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Fixed maturity securities available-for-sale:
U.S. treasury	$4,801,766	$—	$4,801,766	$—
U.S. government-sponsored agencies	168,072,840	—	168,072,840	—
Obligations of states and political subdivisions	390,932,504	—	390,932,504	—
Commercial mortgage-backed	93,222,219	—	93,222,219	—
Residential mortgage-backed	34,285,838	—	34,285,838	—
Other asset-backed	13,100,849	—	13,100,849	—
Corporate	237,121,010	—	237,121,010	—
Total fixed maturity securities available-for-sale	941,537,026	—	941,537,026	—

Equity securities available-for-sale:
Common stocks:
Financial services	11,246,421	11,244,291	—	2,130
Information technology	17,350,652	17,350,652	—	—
Healthcare	12,785,689	12,785,689	—	—
Consumer staples	7,784,286	7,784,286	—	—
Consumer discretionary	12,162,474	12,162,474	—	—
Energy	9,381,310	9,381,310	—	—
Industrials	7,466,153	7,466,153	—	—
Other	14,630,005	14,630,005	—	—
Non-redeemable preferred stocks	8,331,992	8,331,992	—	—
Total equity securities available-for-sale	101,138,982	101,136,852	—	2,130

Short-term investments	36,616,111	36,616,111	—	—
	$1,079,292,119	$137,752,963	$941,537,026	$2,130

    Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010. Any unrealized gains or losses on these securities are recognized in other comprehensive income. Any gains or losses from disposals or impairments of these securities are reported as realized investment gains or losses in net income.

	Fair value measurements using significant unobservable inputs (Level 3)
	Equity securities
	available-for-sale,
	financial services	Total
Balance at December 31, 2009	$2,014	$2,014
Total unrealized gains included in other comprehensive income	—	—
Balance at March 31, 2010	$2,014	$2,014

Balance at December 31, 2010	$2,130	$2,130
Total unrealized gains included in other comprehensive income	—	—
Balance at March 31, 2011	$2,130	$2,130

    There were no transfers into or out of Levels 1 or 2 during the three months ended March 31, 2011 or 2010. It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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

    The amortized cost and estimated fair value of securities held-to-maturity and available-for-sale as of March 31, 2011 and December 31, 2010 are as follows. Securities classified as held-to-maturity are carried at amortized cost. All other securities have been classified as available-for-sale and are carried at fair value.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
March 31, 2011
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$335,320	$47,585	$—	$382,905
Total securities held-to-maturity	$335,320	$47,585	$—	$382,905

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,669,699	$45,787	$—	$4,715,486
U.S. government-sponsored agencies	155,669,135	1,465,608	2,331,083	154,803,660
Obligations of states and political subdivisions	384,460,499	11,492,623	4,360,309	391,592,813
Commercial mortgage-backed	79,698,655	9,653,571	24,361	89,327,865
Residential mortgage-backed	31,060,473	1,387,072	256,165	32,191,380
Other asset-backed	11,609,317	991,874	158,122	12,443,069
Corporate	216,581,704	11,783,749	447,396	227,918,057
Total fixed maturity securities	883,749,482	36,820,284	7,577,436	912,992,330

Equity securities:
Common stocks:
Financial services	11,272,111	2,385,298	58,976	13,598,433
Information technology	12,674,092	5,580,913	260,784	17,994,221
Healthcare	11,465,198	2,770,427	145,874	14,089,751
Consumer staples	5,255,450	883,785	88,393	6,050,842
Consumer discretionary	8,236,629	4,194,214	10,069	12,420,774
Energy	10,528,692	5,086,417	—	15,615,109
Industrials	8,364,360	2,353,539	—	10,717,899
Other	7,664,844	2,294,573	—	9,959,417
Non-redeemable preferred stocks	9,000,000	201,200	533,200	8,668,000
Total equity securities	84,461,376	25,750,366	1,097,296	109,114,446
Total securities available-for-sale	$968,210,858	$62,570,650	$8,674,732	$1,022,106,776

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2010
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$340,803	$48,876	$—	$389,679
Total securities held-to-maturity	$340,803	$48,876	$—	$389,679

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,747,814	$53,952	$—	$4,801,766
U.S. government-sponsored agencies	167,976,167	1,995,829	1,899,156	168,072,840
Obligations of states and political subdivisions	384,164,252	11,650,499	4,882,247	390,932,504
Commercial mortgage-backed	82,906,928	10,341,728	26,437	93,222,219
Residential mortgage-backed	32,801,281	1,664,155	179,598	34,285,838
Other asset-backed	12,100,433	1,056,995	56,579	13,100,849
Corporate	224,885,907	12,954,535	719,432	237,121,010
Total fixed maturity securities	909,582,782	39,717,693	7,763,449	941,537,026

Equity securities:
Common stocks:
Financial services	8,630,273	2,667,761	51,613	11,246,421
Information technology	11,215,431	6,163,395	28,174	17,350,652
Healthcare	10,200,062	2,705,556	119,929	12,785,689
Consumer staples	6,010,692	1,834,157	60,563	7,784,286
Consumer discretionary	7,636,589	4,535,110	9,225	12,162,474
Energy	6,350,228	3,031,082	—	9,381,310
Industrials	5,395,949	2,096,834	26,630	7,466,153
Other	11,281,815	3,350,963	2,773	14,630,005
Non-redeemable preferred stocks	9,000,000	100,000	768,008	8,331,992
Total equity securities	75,721,039	26,484,858	1,066,915	101,138,982
Total securities available-for-sale	$985,303,821	$66,202,551	$8,830,364	$1,042,676,008

    The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of March 31, 2011 and December 31, 2010, listed by length of time the securities were in an unrealized loss position.

	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
March 31, 2011
Fixed maturity securities:
U.S. government-sponsored agencies	$93,691,202	$2,331,083	$—	$—	$93,691,202	$2,331,083
Obligations of states and political subdivisions	78,711,253	4,360,309	—	—	78,711,253	4,360,309
Commercial mortgage-backed	3,735,743	24,361	—	—	3,735,743	24,361
Residential mortgage-backed	13,157,552	252,399	1,198,769	3,766	14,356,321	256,165
Other asset-backed	2,958,676	158,122	—	—	2,958,676	158,122
Corporate	39,558,174	447,396	—	—	39,558,174	447,396
Total, fixed maturity securities	231,812,600	7,573,670	1,198,769	3,766	233,011,369	7,577,436

Equity securities:
Common stocks:
Financial services	1,864,818	58,976	—	—	1,864,818	58,976
Information technology	3,556,066	260,784	—	—	3,556,066	260,784
Healthcare	431,205	26,873	1,464,530	119,001	1,895,735	145,874
Consumer staples	1,896,985	88,393	—	—	1,896,985	88,393
Consumer discretionary	752,637	10,069	—	—	752,637	10,069
Non-redeemable preferred stocks	—	—	4,466,800	533,200	4,466,800	533,200
Total, equity securities	8,501,711	445,095	5,931,330	652,201	14,433,041	1,097,296
Total temporarily impaired securities	$240,314,311	$8,018,765	$7,130,099	$655,967	$247,444,410	$8,674,732

	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
December 31, 2010
Fixed maturity securities:
U.S. government-sponsored agencies	$64,030,427	$1,899,156	$—	$—	$64,030,427	$1,899,156
Obligations of states and political subdivisions	97,769,789	4,882,247	—	—	97,769,789	4,882,247
Commercial mortgage-backed	3,998,831	26,437	—	—	3,998,831	26,437
Residential mortgage-backed	11,346,913	157,798	1,222,717	21,800	12,569,630	179,598
Other asset-backed	3,331,324	56,579	—	—	3,331,324	56,579
Corporate	38,270,674	719,432	—	—	38,270,674	719,432
Total, fixed maturity securities	218,747,958	7,741,649	1,222,717	21,800	219,970,675	7,763,449

Equity securities:
Common stocks:
Financial services	1,608,012	51,613	—	—	1,608,012	51,613
Information technology	879,805	28,174	—	—	879,805	28,174
Healthcare	3,551,623	119,929	—	—	3,551,623	119,929
Consumer staples	1,218,294	60,563	—	—	1,218,294	60,563
Consumer discretionary	253,023	9,225	—	—	253,023	9,225
Industrials	761,616	26,630	—	—	761,616	26,630
Other	42,752	2,773	—	—	42,752	2,773
Non-redeemable preferred stocks	—	—	4,231,992	768,008	4,231,992	768,008
Total, equity securities	8,315,125	298,907	4,231,992	768,008	12,547,117	1,066,915
Total temporarily impaired securities	$227,063,083	$8,040,556	$5,454,709	$789,808	$232,517,792	$8,830,364

Unrealized losses on fixed maturity securities totaled $7,577,436 (includes $8,015 related to the non-credit component of an “other-than-temporary” impairment of a residential mortgage-backed security) at March 31, 2011 and were primarily associated with municipal securities and U.S. government-sponsored agency securities. The primary factors contributing to these unrealized losses were an increase in interest rates since purchase, and, for certain municipal securities, a widening of risk premium spread over U.S. Treasuries since their purchase. Of all the securities that are in an unrealized loss position, all but five residential mortgage-backed securities are considered investment grade by credit rating agencies. Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2011.

    The unrealized losses on common stocks at March 31, 2011 are not concentrated in a particular sector or an individual security. The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets. Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2011.

    All of the Company’s preferred stock holdings are perpetual preferred stocks. The Company evaluates perpetual preferred stocks for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities. There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2011.

    The amortized cost and estimated fair value of fixed maturity securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value
Securities held-to-maturity:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—
Mortgage-backed securities	335,320	382,905
Totals	$335,320	$382,905

Securities available-for-sale:
Due in one year or less	$13,114,189	$13,208,269
Due after one year through five years	80,647,666	84,167,764
Due after five years through ten years	129,783,609	137,023,574
Due after ten years	549,444,890	557,073,478
Mortgage-backed securities	110,759,128	121,519,245
Totals	$883,749,482	$912,992,330

    A summary of realized investment gains and (losses) is as follows:

	Three months ended March 31,
	2011	2010
Fixed maturity securities available-for-sale:
Gross realized investment gains	$28,959	$11,134
Gross realized investment losses	—	—
“Other-than-temporary” impairments	—	(204,045)

Equity securities available-for-sale:
Gross realized investment gains	8,554,280	901,588
Gross realized investment losses	(79,197)	(35,414)
“Other-than-temporary” impairments	(245,846)	(148,350)
Totals	$8,258,196	$524,913

    Gains and losses realized on the disposition of investments are included in net income. The cost of investments sold is determined on the specific identification method using the highest cost basis first. The amounts reported as “other-than-temporary” impairments reflect the impairment of three equity securities during the first quarter of 2011, compared to three equity securities and two fixed maturity securities during the first quarter of 2010.

    During the first quarter of 2010, the Company determined that the credit loss associated with a previously impaired residential mortgage-backed security increased, resulting in an additional $120,539 impairment loss recognized in earnings in the first quarter of 2010. The Company also recognized $83,506 of “other-than-temporary” impairment loss on a second residential mortgage-backed security during the first quarter of 2010 due to management’s intent to sell the security, which was completed during the second quarter.

    The following table is a roll forward of the amount of credit losses that have been recognized in earnings from “other-than-temporary” impairments. Note that this table only includes the credit loss component of “other-than-temporary” impairments, and does not include the non-credit loss component of impairments (which is recognized through “other comprehensive income”) or impairments that are recognized through earnings in their entirety (not subject to bifurcation between credit and non-credit components).

	Three months ended March 31,
	2011	2010
Balance at beginning of year	$207,854	$87,315

Credit loss for which an “other-than-temporary” impairment loss was previously recognized	—	120,539
Balance at March 31	$207,854	$207,854

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

11.      STOCK REPURCHASE PROGRAM

    On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program. On October 31, 2008, the Company’s Board of Directors announced an extension of the stock repurchase program, authorizing an additional $10,000,000. This program became effective immediately and does not have an expiration date. The timing and terms of the purchases are determined by management based on market conditions and are conducted in accordance with the applicable rules of the Securities and Exchange Commission. Common stock purchased under this program is being retired by the Company. The Company did not repurchase any shares of its common stock during the first quarter of 2011. Since the inception of the repurchase program the Company has repurchased 980,533 shares of common stock at a cost of $23,148,435, leaving $1,851,565 available for the repurchase of additional shares.

12.       SUBSEQUENT EVENTS

    The Company currently expects losses associated with storms that occurred during the month of April 2011, including a tornado in Mapleton, Iowa and a record number of tornadoes in Alabama and several other southern states, to total approximately $15,000,000. These losses will be reflected in the Company’s second quarter results.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

The term “Company” is used below interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included under Item 1 of this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2010 Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides issuers the opportunity to make cautionary statements regarding forward-looking statements.  Accordingly, any forward-looking statement contained in this report is based on management’s current beliefs, assumptions and expectations of the Company’s future performance, taking all information currently available into account.  These beliefs, assumptions and expectations can change as the result of many possible events or factors, not all of which are known to management.  If a change occurs, the Company’s business, financial condition, liquidity, results of operations, plans and objectives may vary materially from those expressed in the forward-looking statements.  The risks and uncertainties that may affect the actual results of the Company include, but are not limited to, the following:
●	catastrophic events and the occurrence of significant severe weather conditions;
●	the adequacy of loss and settlement expense reserves;
●	state and federal legislation and regulations;
●	changes in the property and casualty insurance industry, interest rates or the performance of financial markets and the general economy;
●	rating agency actions;
●	“other-than-temporary” investment impairment losses; and
●	other risks and uncertainties inherent to the Company’s business, including those discussed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K.

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

Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling approximately 80 percent of consolidated premiums earned during the first three months of 2011.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.

Reinsurance operations are conducted through EMC Reinsurance Company, and represented approximately 20 percent of consolidated premiums earned during the first three months of 2011.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies (subject to certain limited exceptions).Effective January 1, 2011, the terms of the quota share agreement were revised.  Under the terms of the revised agreement, the reinsurance subsidiary assumes 100 percent of Employers Mutual’s assumed reinsurance business, with certain exceptions, on a gross basis (rather than the previous net basis), and cedes to Employers Mutual all losses in excess of $3,000,000 per event under a separate excess-of-loss reinsurance agreement.  The cost of the $3,000,000 excess-of-loss reinsurance protection is 10.0 percent of total assumed reinsurance premiums.  This new arrangement allows the reinsurance subsidiary to have the $3,000,000 cap on losses assumed per event apply to all assumed reinsurance business, including the direct reinsurance business written outside the quota share agreement.

CRITICAL ACCOUNTING POLICIES

The accounting policies considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2010
Form 10-K.

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three months ended March 31, 2011 and 2010 are as follows:

	Three months ended
	March 31,
($ in thousands)	2011	2010
Property and casualty insurance
Premiums earned	$77,311	$74,787
Losses and settlement expenses	51,168	44,014
Acquisition and other expenses	31,336	29,657
Underwriting profit (loss)	$(5,193)	$1,116

Loss and settlement expense ratio	66.2%	58.9%
Acquisition expense ratio	40.5%	39.6%
Combined ratio	106.7%	98.5%

Losses and settlement expenses:
Insured events of current year	$55,850	$57,626
Decrease in provision for insured events of prior years	(4,682)	(13,612)

Total losses and settlement expenses	$51,168	$44,014

Catastrophe and storm losses	$3,423	$2,364

	Three months ended
	March 31,
($ in thousands)	2011	2010
Reinsurance
Premiums earned	$18,976	$17,558
Losses and settlement expenses	22,202	12,029
Acquisition and other expenses	4,609	4,928
Underwriting profit (loss)	$(7,835)	$601

Loss and settlement expense ratio	117.0%	68.5%
Acquisition expense ratio	24.3%	28.1%
Combined ratio	141.3%	96.6%

Losses and settlement expenses:
Insured events of current year	$21,427	$19,837
Increase (decrease) in provision for insured events of prior years	775	(7,808)

Total losses and settlement expenses	$22,202	$12,029

Catastrophe and storm losses	$5,982	$1,057

	Three months ended
	March 31,
($ in thousands)	2011	2010
Consolidated
REVENUES
Premiums earned	$96,287	$92,345
Net investment income	12,078	12,517
Realized investment gains	8,258	525
Other income	204	207
	116,827	105,594
LOSSES AND EXPENSES
Losses and settlement expenses	73,370	56,043
Acquisition and other expenses	35,945	34,585
Interest expense	225	225
Other expense	932	198
	110,472	91,051

Income before income tax expense	6,355	14,543
Income tax expense	1,134	4,665
Net income	$5,221	$9,878

Net income per share	$0.40	$0.75

Loss and settlement expense ratio	76.2%	60.7%
Acquisition expense ratio	37.3%	37.4%
Combined ratio	113.5%	98.1%

Losses and settlement expenses:
Insured events of current year	$77,277	$77,463
Decrease in provision for insured events of prior years	(3,907)	(21,420)

Total losses and settlement expenses	$73,370	$56,043

Catastrophe and storm losses	$9,405	$3,421

The Company reported net income of $5,221,000 and $9,878,000 ($0.40 and $0.75 per share) during the first three months of 2011 and 2010, respectively.  The decrease in net income is primarily attributed to a decline in the underwriting results of both the property and casualty insurance segment and the reinsurance segment; however, the decline in underwriting results was partially offset by a significant increase in realized investment gains.  The reinsurance segment experienced the most significant decline in underwriting results from a combination of higher catastrophe losses (including $3,000,000 of net losses from the Japan earthquake and a high level of snow related losses) and adverse development on prior years’ reserves.  The decline in underwriting results of the property and casualty insurance segment is attributed to several factors, including an increase in claim severity, a decline in the amount of favorable development experienced on prior years’ reserves, and an increase in catastrophe and storm losses.

Premium income

Premiums earned increased 4.3 percent to $96,287,000 for the three months ended March 31, 2011 compared to $92,345,000 for the same period in 2010.  Premium rate levels for the property and casualty insurance segment were relatively flat during the first quarter of 2011.  Competition remains very strong in the commercial lines of business; however, moderate rate increases have been implemented in personal lines during the past several years.  Management continues to implement commercial lines rate increases where warranted.  Recent expectations were that overall rate levels would not improve until the economy recovers.  However, the recent rash of severe weather during the month of April in the southern and eastern United States could lead to improved pricing sooner than previously expected.  The reinsurance segment reported an increase in premium income, largely from the new reinsurance contracts written during 2010.  Pricing for the January 1, 2011 reinsurance renewal season was down slightly for business with good experience in 2010; however, the market appears to have subsequently hardened and trended higher due to the catastrophic losses stemming from the March 11, 2011 Japan earthquake and tsunami.  This improved pricing impacted most April 1, 2011 renewals and is expected to continue for business renewing during the remainder of 2011.

Premiums earned for the property and casualty insurance segment increased 3.4 percent to $77,311,000 for the three months ended March 31, 2011 from $74,787,000 for the same period in 2010, primarily as a result of an increase in policy count during the last nine months of 2010.  Premium rates have continued to improve somewhat in the personal lines of business, but the commercial lines of business, which account for more than 80 percent of the property and casualty insurance segment’s premiums, remain very competitive.  Overall, the industry has continued to report average rate declines of three to five percent in commercial lines of business, depending on policy size and line of business; however, the Company’s rates for commercial lines of business have been relatively steady, with an overall decline of less than one percent.  Rate competition in the commercial lines of business is being driven, at least in part, by the weak economy.  Up to this point, most companies have been content to retain their good business at current pricing levels and wait for the economy to improve.  However, the high level of severe tornado activity during the month of April in the southern and eastern United States is fueling speculation that rate levels could begin to improve in the near future.  Renewal business premium increased approximately six percent during the first quarter of 2011 (compared to the same period in 2010); however, new business premium was down.  Premium income in the first quarter of 2011 benefited from additional premiums generated from audits of policyholders’ insured exposures, compared to return premiums for audits completed during the same period in 2010.  The overall policy retention rate remained stable at approximately 87 percent.  Policy counts increased slightly during the first quarter of 2011 in both the commercial and personal lines of business.

Premiums earned for the reinsurance segment increased 8.1 percent to $18,976,000 for the three months ended March 31, 2011 from $17,558,000 for the same period in 2010.  This increase is primarily associated with the new facility business written during 2010 (includes reinsurance business from small to mid-size insurance companies, as well as new property business in central and eastern Europe).  The reinsurance segment benefited from a small decline in the cost of the $3,000,000 excess-of-loss reinsurance protection provided by Employers Mutual (from 10.5 percent in 2010 to 10.0 in 2011); however, this benefit was more than offset by the additional reinsurance premium paid to Employers Mutual to provide reinsurance protection on the direct reinsurance business written outside the quota share agreement.  Due to the mild 2010 hurricane season and a recovery in the reinsurance industry’s capital level, premium rate levels declined slightly during the January 1, 2011 renewal season.  However, the market appears to have subsequently hardened and trended higher due to the catastrophic losses resulting from the Japan earthquake and tsunami.  This improved pricing impacted most April 1, 2011 renewals and is expected to continue for the remainder of the year, which will benefit future operating results.

Effective January 1, 2011, Country Mutual Insurance Company (Country Mutual) discontinued its participation in the Mutual Reinsurance Bureau (MRB) pool, but continues to be responsible for its share of losses occurring through 2010.  As a result, Employers Mutual became a one-fourth participant in the MRB pool, up from its previous one-fifth participation.  In connection with Employers Mutual’s increased participation in the MRB pool, the reinsurance subsidiary recorded a $1,023,000 portfolio adjustment increase in its written premiums in the first quarter of 2011 that offset a corresponding increase in its unearned premium.  The reinsurance subsidiary ceded ten percent of this amount ($102,000) to Employers Mutual for the cost of the excess-of-loss reinsurance protection and recognized $399,000 of commission allowance to compensate Country Mutual for the acquisition costs incurred to generate this business.

Losses and settlement expenses

Losses and settlement expenses increased 30.9 percent to $73,370,000 for the three months ended March 31, 2011 from $56,043,000 for the same period in 2010.  The loss and settlement expense ratio increased to 76.2 percent for the three months ended March 31, 2011 from 60.7 percent for the same period in 2010.  The reinsurance segment experienced a significant deterioration in its loss and settlement expense ratio from a combination of higher catastrophe losses and adverse development on prior years’ reserves.  The property and casualty insurance segment’s loss and settlement expense ratio also increased in the first quarter of 2011 over the same period of 2010, due to an increase in claim severity (including large losses), a decline in the amount of favorable development experienced on prior years’ reserves, and an increase in catastrophe and storm losses.  The Company’s catastrophe and storm losses totaled $9,405,000 ($0.47 per share after tax) in the first quarter of 2011 compared to $3,421,000 ($0.17 per share after tax) in the first quarter of 2010.  Catastrophe and storm losses accounted for 9.8 percentage points of the loss and settlement expense ratio for the first quarter, which is significantly higher than the 10-year (2001 through 2010) first quarter average of 3.0 percentage points.  The actuarial analysis of the Company’s carried reserves as of December 31, 2010 indicates that the level of reserve adequacy is consistent with other recent evaluations.  From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.

The loss and settlement expense ratio for the property and casualty insurance segment increased to 66.2 percent for the three months ended March 31, 2011 from 58.9 percent for the same period in 2010.  This increase reflects increased claim severity (including large losses) in nearly all lines of business, increased claim frequency in several casualty lines of business, higher catastrophe and storm losses, and previously implemented premium rate level reductions.  Catastrophe and storm losses were above average during the first quarter of 2011, adding 4.4 percentage points to the loss and settlement expense ratio, compared to 3.2 percentage points during the same period of 2010.  The property and casualty insurance segment continued to experience favorable development on prior years’ reserves, but the amount was substantially less than the amount reported in the first quarter of 2010.  Approximately $4,000,000, or 44 percent, of the decline in favorable development can be attributed to a change in the methodology used to allocate bulk reserves to the various accident years that was implemented December 31, 2010.  Under the revised methodology, a larger portion of the current quarter’s bulk reserves is being allocated to the prior accident years.  This had the effect of reducing the amount of favorable development reported in the first quarter of 2011 compared to the same period in 2010.  Most of the remaining decline in favorable development is attributed to a higher level of adverse development on open claims during the first quarter of 2011.  The amount of favorable development experienced on closed claims was very similar to the amount experienced in the first quarter of 2010.

The loss and settlement expense ratio for the reinsurance segment increased to 117.0 percent for the three months ended March 31, 2011 from 68.5 percent for the same period in 2010.  This increase is primarily due to the combination of higher catastrophe and storm losses and adverse development on prior years’ reserves.  Total losses from the Japan earthquake are currently estimated at $8,000,000; however, all losses in excess of $3,000,000 are ceded to Employers Mutual under the terms of the excess-of-loss reinsurance agreement.  The reinsurance subsidiary had approximately $362,000 of adverse development on the Home Office Reinsurance Assumed Department (HORAD) book of business (compared to approximately $6,808,000 of favorable development during the same period of 2010).  The adverse development in the HORAD book of business is due to higher than anticipated reported losses on the 2010 accident year, primarily in the catastrophe excess and property per risk excess lines of business.   The reinsurance subsidiary also had approximately $413,000 of adverse development on the MRB book of business (compared to approximately $1,000,000 of favorable development during the same period of 2010).

Acquisition and other expenses

Acquisition and other expenses increased 3.9 percent to $35,945,000 for the three months ended March 31, 2011 from $34,585,000 for the same period in 2010.  The acquisition expense ratio decreased slightly to 37.3 percent for the three months ended March 31, 2011 from 37.4 percent for the same period in 2010.  This decrease reflects a decline in contingent commission expense in the reinsurance segment, which was largely offset by an increase in employee medical costs in the property and casualty insurance segment.

For the property and casualty insurance segment, the acquisition expense ratio increased to 40.5 percent for the three months ended March 31, 2011 from 39.6 percent for the same period in 2010.  This increase is generally attributed to higher employee medical benefit costs.

For the reinsurance segment, the acquisition expense ratio decreased to 24.3 percent for the three months ended March 31, 2011 from 28.1 percent for the same period in 2010.  This decrease is primarily attributed to a decrease in contingent commission expense in the MRB book of business.  Partially offsetting this decrease was the commission expense recorded by the reinsurance subsidiary in conjunction with Country Mutual’s withdrawal from the MRB pool.  As discussed above, the reinsurance subsidiary recognized $399,000 of commission allowance associated with the $1,023,000 increase in its unearned premium reserve.  However, a portion of these commissions were capitalized as part of the deferred acquisition cost asset (to be expensed as the related premiums are earned), resulting in approximately $194,000 being expensed in the first quarter of 2011.

Investment results

Net investment income decreased 3.5 percent to $12,078,000 for the three months ended March 31, 2011 from $12,517,000 for the same period in 2010, despite an increase in the average invested balance of fixed maturity securities.  During the past several years, cash from operations, as well as cash from maturing investments, have been invested in fixed maturity securities with progressively lower yields, resulting in a sustained decline in the fixed maturity portfolio’s annualized yield.  The current annualized yield on the fixed maturity portfolio is 4.87 percent, compared to 4.98 percent at December 31, 2010 and 5.13 percent at March 31, 2010.  The effective duration of the Company’s fixed maturity portfolio was 5.73 years at March 31, 2011, compared to 5.75 years at December 31, 2010.  The Company’s equity portfolio had a return of 7.95 percent during the first quarter of 2011, compared to 5.92 percent for the S&P 500.

The Company reported net realized investment gains of $8,258,000 and $525,000 for the first three months of 2011 and 2010, respectively. During the first quarter of 2011, the Company’s outside equity manager rebalanced the equity portfolio to improve future performance, which triggered a significant amount of realized gains.  “Other-than-temporary” investment impairment losses of $246,000 and $352,000 were recognized in the first quarter of 2011 and 2010, respectively.  The impairment losses in 2011 were from three equity securities, while the impairment losses in 2010 were from three equity securities and two residential mortgage-backed securities ($121,000 from the determination of credit loss on one residential mortgage-backed security, and $83,000 associated with management’s intent to sell another residential mortgage-backed security in an unrealized loss position).

Other expense

The increase in other expense is due to foreign currency exchange losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  A foreign currency exchange loss of $421,000 was recognized during the first quarter of 2011, compared to a $310,000 gain recognized during the same period of 2010.

Income tax

Income tax expense decreased 75.7 percent to $1,134,000 for the three months ended March 31, 2011 from $4,665,000 for the same period in 2010.  The effective tax rate for the three months ended March 31, 2011 was 17.8 percent, compared to 32.1 percent for the same period in 2010.  The decrease in the effective tax rate for 2011 primarily reflects the decline in the amount of pre-tax income earned during the quarter relative to the amount of tax-exempt interest income earned.  The effective tax rate for the three months ended March 31, 2010 was elevated by 5.5 percentage points due to the impact of tax law changes signed into law during the first quarter of 2010 in connection with the passage of the Patient Protection and Affordable Care Act (H.R. 3590) and the follow-up Health Care and Education Reconciliation Act of 2010 (H.R. 4872) (the “Acts”).  In accordance with these Acts, beginning in 2013 the Company will no longer be able to claim a tax deduction for drug expenses that are reimbursed under the Medicare Part D retiree drug subsidy program.  Although this tax change does not take effect until 2013, the Company was required to recognize the financial impact of the change beginning in the period in which the Acts were signed.  As a result of the Acts, the Company recognized a decrease in its deferred tax asset of $794,000 during the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had negative cash flows from operations of $5,673,000 and $2,125,000 during the first three months of 2011 and 2010, respectively.  It is not unusual for the Company to generate negative cash flows from operations during the first quarter; however, on an annual basis, the Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity.  When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies.  In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove insufficient to fund current operating needs.  As of March 31, 2011, the Company did not have any significant variations between the maturity dates of its investments and the expected payment of its loss and settlement expense reserves.

The Company is a holding company whose principal asset is its investment in its insurance subsidiaries.  As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase program.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2011 without prior regulatory approval is approximately $39,271,000.  The Company received $4,000,000 and $4,000,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $2,460,000 and $2,364,000 in the first three months of 2011 and 2010, respectively.

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

The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At March 31, 2011 and December 31, 2010, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $19,008,000 and $20,770,000, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries for corporate and U.S. government-sponsored agency securities.  Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

The majority of the Company’s assets are invested in fixed maturity securities.  These investments provide a substantial amount of investment income that supplements underwriting results and contributes to net earnings.  As these investments mature, or are called, the proceeds are reinvested at current interest rates, which may be higher or lower than those now being earned; therefore, more or less investment income may be available to contribute to net earnings.  Due to the declining interest rate environment, the Company experienced a high level of call activity on fixed maturity securities during 2010 and 2009.  The proceeds from these called securities have been reinvested at lower yields, which are currently having a negative impact on investment income.

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

The Company held $26,000 and $30,000 in minority ownership interests in limited partnerships and limited liability companies at March 31, 2011 and December 31, 2010, respectively.  The Company does not hold any other unregistered securities.

The Company’s cash balance was $729,000 and $492,000 at March 31, 2011 and December 31, 2010, respectively.

During the first three months of 2011, Employers Mutual made no contributions to either the qualified pension plan or the postretirement benefit plans.  Employers Mutual expects to make contributions totaling $22,000,000 to the qualified pension plan and $4,000,000 to the postretirement benefit plans during 2011. The Company's share of these contributions would be approximately $6,750,000 and $1,122,000, respectively.

Employers Mutual contributed $26,000,000 to its qualified pension plan and $2,480,000 to its postretirement benefit plans in 2010.  During the first three months of 2010, Employers Mutual made no contributions to either the qualified pension plan or the postretirement benefit plans.The Company reimbursed Employers Mutual $7,973,000 for its share of the 2010 qualified pension plan contribution and $697,000 for its share of the 2010 postretirement benefit plans contribution (no reimbursements were paid in the first three months of 2010).

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance and reinsurance company subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at March 31, 2011.

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

The Company’s total cash and invested assets at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturity securities held-to-maturity	$335	$383	—%	$335
Fixed maturity securities available-for-sale	883,749	912,992	84.7	912,992
Equity securities available-for-sale	84,461	109,114	10.1	109,114
Cash	729	729	0.1	729
Short-term investments	54,446	54,446	5.1	54,446
Other long-term investments	26	26	—	26
	$1,023,746	$1,077,690	100.0%	$1,077,642

	December 31, 2010
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturity securities held-to-maturity	$341	$390	—%	$341
Fixed maturity securities available-for-sale	909,583	941,537	87.2	941,537
Equity securities available-for-sale	75,721	101,139	9.4	101,139
Cash	492	492	—	492
Short-term investments	36,616	36,616	3.4	36,616
Other long-term investments	30	30	—	30
	$1,022,783	$1,080,204	100.0%	$1,080,155

The amortized cost and estimated fair value of fixed maturity and equity securities at March 31, 2011 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
($ in thousands)	cost	gains	losses	fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$335	$48	$—	$383
Total securities held-to-maturity	$335	$48	$—	$383

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,669	$46	$—	$4,715
US government-sponsored agencies	155,669	1,466	2,331	154,804
Obligations of states and political subdivisions	384,461	11,493	4,361	391,593
Commercial mortgage-backed	79,699	9,653	24	89,328
Residential mortgage-backed	31,060	1,387	256	32,191
Other asset-backed	11,609	992	158	12,443
Corporate	216,582	11,783	447	227,918
Total fixed maturity securities	883,749	36,820	7,577	912,992

Equity securities:
Common stocks:
Financial services	11,272	2,385	59	13,598
Information technology	12,674	5,581	261	17,994
Healthcare	11,465	2,770	146	14,089
Consumer staples	5,255	884	88	6,051
Consumer discretionary	8,237	4,194	10	12,421
Energy	10,529	5,086	—	15,615
Industrials	8,364	2,354	—	10,718
Other	7,665	2,295	—	9,960
Non-redeemable preferred stocks	9,000	201	533	8,668
Total equity securities	84,461	25,750	1,097	109,114
Total securities available-for-sale	$968,210	$62,570	$8,674	$1,022,106

The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual at an interest rate of 3.60 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the Boards of Directors of the Company and Employers Mutual every five years, with the next review due in 2013.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $225,000 during the first three months of both 2011 and 2010.  During the first quarter of 2011, the Company’s property and casualty insurance subsidiaries paid Employers Mutual for the interest that had been accrued on the surplus notes during 2010.

As of March 31, 2011, the Company had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

Employers Mutual collects from agents, policyholders and reinsureds all premiums associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the reinsurance subsidiary.  Quarterly, Employers Mutual settles with the pool participants and the reinsurance subsidiary the premiums written from these insurance policies and reinsurance contracts, providing full credit for the premiums written during the quarter (not just the collected portion).  Due to this arrangement, and since a significant portion of these premium balances are collected over the course of the coverage period, Employers Mutual carries a substantial receivable balance for insurance and reinsurance premiums in process of collection.  Any of these receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is charged to the reinsurance subsidiary or allocated to the pool members on the basis of pool participation.  As a result, the Company has an off-balance sheet arrangement with an unconsolidated entity that results in a credit-risk exposure (Employers Mutual’s insurance and reinsurance premium receivable balances) that is not reflected in the Company’s financial statements.  The ten-year average annual charge-off expense allocated to the Company was $313,000 at December 31, 2010.  Based on historical data, this credit-risk exposure is not considered to be material to the Company’s results of operations or financial position, and accordingly, no loss contingency liability has been recorded.

Investment Impairments and Considerations

The Company recorded “other-than-temporary” investment impairment losses totaling $246,000 on three equity securities during the first quarter of 2011, compared to $352,000 on three equity securities and two residential mortgage-backed securities in the same period of 2010.

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

At March 31, 2011, the Company had unrealized losses on available-for-sale securities as presented in the table below.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities.  Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at March 31, 2011.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $5,639,000, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of March 31, 2011.

	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$93,691	$2,331	$—	$—	$93,691	$2,331
Obligations of states and political subdivisions	78,711	4,361	—	—	78,711	4,361
Commercial mortgage-backed	3,736	24	—	—	3,736	24
Residential mortgage-backed	13,157	252	1,199	4	14,356	256
Other asset-backed	2,959	158	—	—	2,959	158
Corporate	39,558	447	—	—	39,558	447
Subtotal, fixed maturity securities	231,812	7,573	1,199	4	233,011	7,577

Equity securities:
Common stocks:
Financial services	1,865	59	—	—	1,865	59
Information technology	3,556	261	—	—	3,556	261
Healthcare	431	27	1,465	119	1,896	146
Consumer staples	1,897	88	—	—	1,897	88
Consumer discretionary	753	10	—	—	753	10
Non-redeemable preferred stocks	—	—	4,467	533	4,467	533
Subtotal, equity securities	8,502	445	5,932	652	14,434	1,097
Total temporarily impaired securities	$240,314	$8,018	$7,131	$656	$247,445	$8,674

The Company does not purchase non-investment grade securities.  Any non-investment grade securities held are the result of rating downgrades that occurred subsequent to their purchase.  At March 31, 2011, non-investment grade fixed maturity securities held by the Company included American Airlines, Weyerhaeuser Company and 13 residential mortgage-backed securities.  Of these securities, only five of the residential mortgage-backed securities were in an unrealized loss position with an aggregate unrealized loss of $110,000.

Following is a schedule of gross realized losses recognized in the first quarter of 2011 from the sale of securities and from “other-than-temporary” investment impairments.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.  This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc.  There were no realized losses recognized on fixed maturity securities during the first quarter of 2011.

	Realized losses from sales			“Other-than-	Total
			Gross	temporary”	gross
	Book	Sales	realized	impairment	realized
($ in thousands)	value	price	losses	losses	losses
Equity securities:
Three months or less	$2,140	$2,061	$79	$177	$256
Over three months to six months	—	—	—	15	15
Over six months to nine months	—	—	—	54	54
Over nine months to twelve months	—	—	—	—	—
Over twelve months	—	—	—	—	—
	$2,140	$2,061	$79	$246	$325

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All of these lease costs are included as expenses under the pooling agreement.  The Company’s contractual obligations as of March 31, 2011 did not change materially from those presented in the Company’s 2010 Form 10-K.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $1,294,000 and $1,269,000 have been accrued as of March 31, 2011 and December 31, 2010, respectively.  Premium tax offsets of $782,000 and $758,000, which are related to prior guarantee fund payments and current assessments, have been accrued as of March 31, 2011 and December 31, 2010, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  Estimated second-injury fund assessments of $1,608,000 and $1,613,000 have been accrued as of March 31, 2011 and December 31, 2010, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of these annuities was $1,615,000 at December 31, 2010.  The Company has a contingent liability of $1,615,000 at March 31, 2011 and December 31, 2010 should the issuers of these annuities fail to perform.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.  The Company’s share of the amount due from any one life insurance company does not equal or exceed one percent of its subsidiaries’ aggregate policyholders’ surplus.

NEW ACCOUNTING GUIDANCE

In October 2010, the Financial Accounting Standards Board (FASB) updated its guidance related to Insurance Topic 944 of the FASB Accounting Standards Codification TM (ASC) to clarify which costs associated with the acquisition of insurance contracts should be capitalized and deferred for recognition during the coverage period.  This guidance specifies that only incremental costs or costs directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost.  Currently, industry practice is such that deferred costs typically also include costs related to unsuccessful insurance contract acquisitions.  This guidance is effective for annual reporting periods (and interim reporting periods of those annual reporting periods) beginning on or after December 15, 2011, and may be adopted prospectively or retrospectively.  Adoption of this guidance will have an impact on the consolidated financial position and operating results of the Company since certain costs associated with contract acquisition that are currently deferred will not likely meet the criteria for deferral under the new guidance.  The Company has not yet established an estimate of the impact this statement will have on its financial statements.

In July 2010, the FASB updated its guidance related to Receivables Topic 310 of the ASC to require additional disclosures regarding credit risk exposures and the allowance for credit losses, as well as a description of the accounting policies and methodology used to estimate the liability for off-balance-sheet credit risk exposures and related charges.  The additional disclosures required at the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010, and the additional disclosures required about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Adoption of this guidance resulted in some additional disclosures at year-end 2010, but had no effect on the consolidated financial position or operating results of the Company.

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

Further analysis of the components of the Company’s market risk (including interest rate risk, equity price risk, credit quality risk, and prepayment risk) can be found in the Company’s 2010 Form 10-K.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.                      OTHER INFORMATION

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended March 31, 2011:

			(c) Total number	(d) Maximum number
	(a) Total	(b) Average	of shares (or	(or approximate dollar
	number of	price	units) purchased	value) of shares
	shares	paid	as part of publicly	(or units) that may yet
	(or units)	per share	announced plans	be purchased under the
Period	purchased (1)	(or unit)	or programs (2)	plans or programs (2 & 3)

1/1/11 - 1/31/11	7,238	$22.61	—	$6,342,126

2/1/11 - 2/28/11	53	24.25	—	6,342,126

3/1/11 - 3/31/11	1,423	24.25	—	6,342,126

Total	8,714	$22.88	—

(1)
Included in these amounts are 34, 53 and 1,423 shares that were purchased in the open market in January, February and March, respectively, to fulfill the Company’s obligations under its dividend reinvestment and common stock purchase plan.  7,204 shares were purchased in the open market during January under Employers Mutual Casualty Company’s employee stock purchase plan.

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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2011.

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