Form 10-Q
period 2011-06-30
EMC INSURANCE GROUP INC
filed 2011-08-09
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011
Common stock, $1.00 par value	12,893,073

PART I.             FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost (fair value $371,456 and $389,679)	$322,602	$340,803
Securities available-for-sale, at fair value (amortized cost $877,611,517 and $909,582,782)	920,197,839	941,537,026
Equity securities available-for-sale, at fair value (cost $87,103,570 and $75,721,039)	110,941,324	101,138,982
Other long-term investments, at cost	22,177	29,827
Short-term investments, at cost	70,372,883	36,616,111
Total investments	1,101,856,825	1,079,662,749

Cash	276,864	491,994
Reinsurance receivables due from affiliate	36,261,477	30,256,586
Prepaid reinsurance premiums due from affiliate	9,211,749	9,530,426
Deferred policy acquisition costs (affiliated $39,315,029 and $37,584,448)	39,321,007	37,584,448
Prepaid pension benefits due from affiliate	4,260,282	5,125,701
Accrued investment income	10,339,597	10,925,854
Accounts receivable	1,226,136	1,716,150
Income taxes recoverable	9,326,943	2,350,864
Deferred income taxes	3,795,801	6,690,218
Goodwill	941,586	941,586
Other assets (affiliated $3,953,355 and $2,433,445)	4,230,738	2,517,922
Total assets	$1,221,049,005	$1,187,794,498

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
LIABILITIES
Losses and settlement expenses (affiliated $590,916,267 and $553,125,183)	$595,478,577	$556,140,956
Unearned premiums (affiliated $174,378,776 and $167,896,119)	174,409,257	167,896,119
Other policyholders' funds due to affiliate	6,858,887	8,315,751
Surplus notes payable to affiliate	25,000,000	25,000,000
Amounts due affiliate to settle inter-company transaction balances	12,549,689	18,380,813
Pension and postretirement benefits payable to affiliate	21,050,225	20,418,716
Other liabilities (affiliated $13,924,379 and $22,861,092)	22,458,336	23,001,141
Total liabilities	857,804,971	819,153,496

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 12,945,473 shares in 2011 and 12,927,678 shares in 2010	12,945,473	12,927,678
Additional paid-in capital	89,477,320	88,937,294
Accumulated other comprehensive income (loss):
Net unrealized losses on fixed maturity securities with "other-than-temporary" impairments	-	(69,852)
Other net unrealized gains	43,175,648	37,361,774
Unrecognized pension and postretirement benefits (all affiliated)	(12,452,027)	(12,796,435)
Total accumulated other comprehensive income	30,723,621	24,495,487
Retained earnings	230,097,620	242,280,543
Total stockholders' equity	363,244,034	368,641,002
Total liabilities and stockholders' equity	$1,221,049,005	$1,187,794,498

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,
	2011	2010
REVENUES
Premiums earned (affiliated $97,845,857 and $95,081,018)	$100,931,529	$96,431,111
Investment income, net	11,473,108	12,662,024
Net realized investment gains, excluding impairment losses on available-for-sale securities	2,370,711	731,153
Total "other-than-temporary" impairment losses on available-for-sale securities	(584,451)	(1,576,698)
Portion of "other-than-temporary" impairment losses on fixed maturity available-for-sale securities reclassified from other comprehensive income (before taxes)	(86,017)	-
Net impairment losses on available-for-sale securities	(670,468)	(1,576,698)
Net realized investment gains (losses)	1,700,243	(845,545)
Other income (all affiliated)	236,483	220,361
	114,341,363	108,467,951
LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $99,128,694 and $70,227,253)	101,770,766	71,152,068
Dividends to policyholders (all affiliated)	(144,931)	1,518,624
Amortization of deferred policy acquisition costs (affiliated $23,014,610 and $22,268,128)	23,845,162	22,641,285
Other underwriting expenses (affiliated $8,756,337 and $9,184,909)	8,635,112	9,134,635
Interest expense (all affiliated)	225,000	225,000
Other expense (affiliated $1,003,829 and $410,526)	1,023,047	300,707
	135,354,156	104,972,319
Income (loss) before income tax expense (benefit)	(21,012,793)	3,495,632

INCOME TAX EXPENSE (BENEFIT)
Current	(8,555,420)	382,953
Deferred	23,846	(185,794)
	(8,531,574)	197,159
Net income (loss)	$(12,481,219)	$3,298,473

Net income (loss) per common share-basic and diluted	$(0.96)	$0.25

Dividend per common share	$0.19	$0.18

Average number of common shares outstanding-basic and diluted	12,958,292	13,129,167

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six months ended June 30,
	2011	2010
REVENUES
Premiums earned (affiliated $194,921,739 and $186,536,315)	$197,218,343	$188,776,177
Investment income, net	23,551,703	25,179,011
Net realized investment gains, excluding impairment losses on available-for-sale securities	10,874,753	1,608,461
Total "other-than-temporary" impairment losses on available-for-sale securities	(830,297)	(1,808,554)
Portion of "other-than-temporary" impairment losses on fixed maturity available-for-sale securities reclassified from other comprehensive income (before taxes)	(86,017)	(120,539)
Net impairment losses on available-for-sale securities	(916,314)	(1,929,093)
Net realized investment gains (losses)	9,958,439	(320,632)
Other income (all affiliated)	440,313	427,047
	231,168,798	214,061,603
LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $172,411,861 and $125,660,386)	175,140,367	127,194,692
Dividends to policyholders (all affiliated)	2,368,038	3,873,086
Amortization of deferred policy acquisition costs (affiliated $47,042,105 and $43,875,573)	47,655,944	44,506,400
Other underwriting expenses (affiliated $18,377,661 and $19,550,103)	18,256,436	19,499,829
Interest expense (all affiliated)	450,000	450,000
Other expense (affiliated $1,690,692 and $688,546)	1,955,425	498,910
	245,826,210	196,022,917
Income (loss) before income tax expense (benefit)	(14,657,412)	18,038,686

INCOME TAX EXPENSE (BENEFIT)
Current	(6,938,345)	4,536,403
Deferred	(459,198)	325,718
	(7,397,543)	4,862,121
Net income (loss)	$(7,259,869)	$13,176,565

Net income (loss) per common share -basic and diluted	$(0.56)	$1.00

Dividend per common share	$0.38	$0.36

Average number of common shares outstanding -basic and diluted	12,946,923	13,126,489

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,
	2011	2010

Net income (loss)	$(12,481,219)	$3,298,473

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains on investment securities, net of deferred income tax expense of $5,007,242 and $1,003,213	9,299,161	1,863,110

Reclassification adjustment for realized investment (gains) losses included in net income (loss), net of income tax (expense) benefit of ($625,191) and $295,940	(1,161,069)	549,605

Change in unrealized holding gains (losses) on fixed maturity securities with "other-than-temporary" impairment, net of deferred income tax expense (benefit) of ($27,301) and $29,455	(50,701)	54,703

Reclassification adjustment for realized investment losses from fixed maturity securities with "other-than-temporary" impairment included in net income, net of income tax benefit of $30,106 and $0	55,911	-

Adjustment associated with affiliate's pension and postretirement benefit plans, net of deferred income tax expense of $92,726 and $99,227:
Net actuarial loss	250,371	262,318
Prior service credit	(78,167)	(78,042)
	172,204	184,276

Other comprehensive income	8,315,506	2,651,694

Total comprehensive income (loss)	$(4,165,713)	$5,950,167

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six months ended June 30,
	2011	2010

Net income (loss)	$(7,259,869)	$13,176,565

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains on investment securities, net of deferred income tax expense of $6,646,110 and $5,656,964	12,342,770	10,505,790

Reclassification adjustment for realized investment (gains) losses included in net income (loss), net of income tax (expense) benefit of ($3,515,560) and $70,033	(6,528,896)	130,060

Change in unrealized holding gains on fixed maturity securities with "other-than-temporary" impairment, net of deferred income tax expense of $7,507 and $34,842	13,941	64,707

Reclassification adjustment for realized investment losses from fixed maturity securities with "other- than-temporary" impairment included in net income, net of income tax benefit of $30,106 and $42,188	55,911	78,351

Adjustment associated with affiliate's pension and postretirement benefit plans, net of deferred income tax expense of $185,452 and $198,454:
Net actuarial loss	500,742	524,636
Prior service credit	(156,334)	(156,084)
	344,408	368,552

Other comprehensive income	6,228,134	11,147,460

Total comprehensive income (loss)	$(1,031,735)	$24,324,025

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,259,869)	$13,176,565

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Losses and settlement expenses (affiliated $37,791,084 and $9,191,473)	39,337,621	9,723,885
Unearned premiums (affiliated $6,482,657 and $5,464,904)	6,513,138	5,483,473
Other policyholders' funds due to affilitate	(1,456,864)	550,428
Amounts due affiliate to settle inter-company transaction balances	(5,831,124)	(11,243,852)
Pension and postretirement benefits payable to affiliate	2,026,788	2,535,768
Reinsurance receivables due from affiliate	(6,004,891)	(1,730,509)
Prepaid reinsurance premiums due from affiliate	318,677	(2,726,384)
Commission payable (affiliated ($7,013,567) and ($4,194,748))	(7,017,038)	(4,194,748)
Interest payable to affiliate	(450,000)	(450,000)
Deferred policy acquisition costs (affiliated ($1,730,581) and ($677,925))	(1,736,559)	(682,223)
Stock-based compensation payable to affiliate	111,573	84,076
Accrued investment income	586,257	56,047
Accrued income tax:
Current	(6,968,495)	(10,073,747)
Deferred	(459,198)	325,718
Realized investment (gains) losses	(9,958,439)	320,632
Accounts receivable	490,014	(110,454)
Amortization of premium/discount on fixed maturity securities	(491,015)	(565,087)
Other, net (affiliated ($2,997,932) and ($3,699,801))	(2,783,077)	(3,819,668)
	6,227,368	(16,516,645)
Net cash used in operating activities	$(1,032,501)	$(3,340,080)

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities held-to-maturity	$18,275	$49,278
Purchases of fixed maturity securities available-for-sale	(90,240,239)	(80,277,187)
Disposals of fixed maturity securities available-for-sale	130,305,162	90,005,137
Purchases of equity securities available-for-sale	(44,449,466)	(16,111,693)
Disposals of equity securities available-for-sale	43,409,567	16,088,913
Disposals of other long-term investments	7,650	8,111
Net purchases of short-term investments	(33,756,772)	(877,013)
Net cash provided by investing activities	5,294,177	8,885,546

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affilate's stock option plans	755,235	402,453
Excess tax benefit associated with affilate's stock option plans	7,584	528
Repurchase of common stock	(316,571)	(1,237,902)
Dividends paid to stockholders (affiliated ($2,982,184) and ($2,825,227))	(4,923,054)	(4,728,610)
Net cash used in financing activities	(4,476,806)	(5,563,531)

NET DECREASE IN CASH	(215,130)	(18,065)
Cash at the beginning of the year	491,994	278,534

Cash at the end of the quarter	$276,864	$260,469

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

2.       NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) updated its guidance related to the Comprehensive Income Topic 220 of the FASB Accounting Standards Codification TM (ASC).  The objective of this updated guidance is to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The guidance requires total comprehensive income (including both the net income components and other comprehensive income components) be reported in either a single continuous statement of comprehensive income, or two separate but consecutive statements (the approach currently used in the Company’s consolidated financial statements).  This guidance is to be applied retrospectively to fiscal years (and interim periods within those years) beginning after December 15, 2011.  Early adoption is permitted.  Since the Company already uses the two-statement approach for reporting comprehensive income, this guidance will not have an impact on its consolidated financial position or operating results.

In May 2011, the FASB updated its guidance related to the Fair Value Measurement Topic 820 of the ASC to achieve common fair value measurement and disclosure requirements with International Financial Reporting Standards.  The changes in this guidance both clarify the intent of application of existing fair value measurement and disclosure requirements, and change particular principles or requirements for measuring and disclosing fair value measurements.  Specifically included in this guidance is expanded disclosure of the valuation processes used for Level 3 fair value measurements, including quantitative information about unobservable inputs used.  This guidance is to be applied prospectively to interim and annual reporting periods beginning after December 15, 2011.  Adoption of this guidance is not expected to have an impact on the consolidated financial position or operating results of the Company.

In October 2010, the FASB updated its guidance related to Insurance Topic 944 of the ASC to clarify which costs associated with the acquisition of insurance contracts should be capitalized and deferred for recognition during the coverage period.  This guidance specifies that only incremental costs or costs directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost.  Currently, industry practice is such that deferred costs typically also include costs related to unsuccessful acquisitions of insurance contracts.  This guidance is effective for annual reporting periods (and interim reporting periods of those annual reporting periods) beginning on or after December 15, 2011, and may be adopted prospectively or retrospectively.  Adoption of this guidance will have an impact on the consolidated financial position and operating results of the Company since certain costs associated with contract acquisition that are currently deferred will not likely meet the criteria for deferral under the new guidance.  The Company has not yet established an estimate of the impact this new guidance will have on its financial statements.

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

3.       REINSURANCE

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months and six months ended June 30, 2011 and 2010 is presented below.

	Three months ended June 30, 2011
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$72,788,518	$-	$72,788,518
Assumed from nonaffiliates	421,834	28,710,853	29,132,687
Assumed from affiliates	91,377,982	-	91,377,982
Ceded to nonaffiliates	(6,893,890)	(3,933,414)	(10,827,304)
Ceded to affiliates	(72,788,518)	(2,477,744)	(75,266,262)
Net premiums written	$84,905,926	$22,299,695	$107,205,621

Premiums earned
Direct	$69,128,153	$-	$69,128,153
Assumed from nonaffiliates	413,912	28,606,078	29,019,990
Assumed from affiliates	84,798,480	-	84,798,480
Ceded to nonaffiliates	(6,831,184)	(3,578,013)	(10,409,197)
Ceded to affiliates	(69,128,153)	(2,477,744)	(71,605,897)
Net premiums earned	$78,381,208	$22,550,321	$100,931,529

Losses and settlement expenses incurred
Direct	$79,822,825	$-	$79,822,825
Assumed from nonaffiliates	483,702	41,205,900	41,689,602
Assumed from affiliates	76,374,006	115,287	76,489,293
Ceded to nonaffiliates	(4,238,188)	(5,132,816)	(9,371,004)
Ceded to affiliates	(79,822,825)	(7,037,125)	(86,859,950)
Net losses and settlement expenses incurred	$72,619,520	$29,151,246	$101,770,766

	Three months ended June 30, 2010
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$64,406,287	$-	$64,406,287
Assumed from nonaffiliates	511,037	27,188,730	27,699,767
Assumed from affiliates	87,320,371	-	87,320,371
Ceded to nonaffiliates	(5,811,747)	(7,384,611)	(13,196,358)
Ceded to affiliates	(64,406,287)	-	(64,406,287)
Net premiums written	$82,019,661	$19,804,119	$101,823,780

Premiums earned
Direct	$61,918,077	$-	$61,918,077
Assumed from nonaffiliates	493,350	26,935,970	27,429,320
Assumed from affiliates	81,175,580	-	81,175,580
Ceded to nonaffiliates	(5,832,031)	(6,341,758)	(12,173,789)
Ceded to affiliates	(61,918,077)	-	(61,918,077)
Net premiums earned	$75,836,899	$20,594,212	$96,431,111

Losses and settlement expenses incurred
Direct	$37,804,647	$-	$37,804,647
Assumed from nonaffiliates	434,305	16,789,003	17,223,308
Assumed from affiliates	58,904,188	176,266	59,080,454
Ceded to nonaffiliates	(2,541,467)	(2,610,227)	(5,151,694)
Ceded to affiliates	(37,804,647)	-	(37,804,647)
Net losses and settlement expenses incurred	$56,797,026	$14,355,042	$71,152,068

	Six months ended June 30, 2011
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$140,178,033	$-	$140,178,033
Assumed from nonaffiliates (1)	570,109	55,745,642	56,315,751
Assumed from affiliates	173,267,736	-	173,267,736
Ceded to nonaffiliates	(12,303,619)	(8,571,685)	(20,875,304)
Ceded to affiliates (1)	(140,178,033)	(4,717,396)	(144,895,429)
Net premiums written	$161,534,226	$42,456,561	$203,990,787

Premiums earned
Direct	$134,604,796	$-	$134,604,796
Assumed from nonaffiliates	627,596	55,072,571	55,700,167
Assumed from affiliates	167,429,553	-	167,429,553
Ceded to nonaffiliates	(12,364,649)	(8,829,332)	(21,193,981)
Ceded to affiliates	(134,604,796)	(4,717,396)	(139,322,192)
Net premiums earned	$155,692,500	$41,525,843	$197,218,343

Losses and settlement expenses incurred
Direct	$134,962,647	$-	$134,962,647
Assumed from nonaffiliates	784,692	71,874,491	72,659,183
Assumed from affiliates	129,604,858	340,347	129,945,205
Ceded to nonaffiliates	(6,602,342)	(8,825,707)	(15,428,049)
Ceded to affiliates	(134,962,647)	(12,035,972)	(146,998,619)
Net losses and settlement expenses incurred	$123,787,208	$51,353,159	$175,140,367

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

•
“Ceded to nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of the ceded reinsurance agreements that provide protection to the pool and each of its participants.  For the reinsurance subsidiary, this line includes reinsurance business that is ceded to other insurance companies in connection with the above referenced “fronting” activities performed by Employers Mutual.

•
“Ceded to affiliates” for the property and casualty insurance subsidiaries represents the cession of their direct business to Employers Mutual under the terms of the pooling agreement.  For the reinsurance subsidiary, starting in 2011 this line includes amounts ceded to Employers Mutual in connection with the stand-alone $3,000,000 excess-of-loss reinsurance agreement.

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

Summarized financial information for the Company’s segments is as follows:

Three months ended June 30, 2011	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$78,381,208	$22,550,321	$-	$100,931,529

Underwriting loss	(21,956,392)	(11,218,188)	-	(33,174,580)
Net investment income	8,385,878	3,087,022	208	11,473,108
Realized investment gains	1,303,670	396,573	-	1,700,243
Other income	236,483	-	-	236,483
Interest expense	225,000	-	-	225,000
Other expenses	163,725	520,562	338,760	1,023,047
Loss before income tax expense (benefit)	$(12,419,086)	$(8,255,155)	$(338,552)	$(21,012,793)

Three months ended June 30, 2010	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$75,836,899	$20,594,212	$-	$96,431,111

Underwriting profit (loss)	(9,601,772)	1,586,271	-	(8,015,501)
Net investment income	9,469,605	3,194,077	(1,658)	12,662,024
Realized investment losses	(611,369)	(234,176)	-	(845,545)
Other income	220,361	-	-	220,361
Interest expense	225,000	-	-	225,000
Other expenses	199,084	(343,097)	444,720	300,707
Income (loss) before income tax expense (benefit)	$(947,259)	$4,889,269	$(446,378)	$3,495,632

Six months ended June 30, 2011	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$155,692,500	$41,525,843	$-	$197,218,343

Underwriting loss	(27,149,061)	(19,053,381)	-	(46,202,442)
Net investment income	17,283,528	6,267,569	606	23,551,703
Realized investment gains	7,657,024	2,301,415	-	9,958,439
Other income	440,313	-	-	440,313
Interest expense	450,000	-	-	450,000
Other expenses	326,441	941,848	687,136	1,955,425
Loss before income tax expense (benefit)	$(2,544,637)	$(11,426,245)	$(686,530)	$(14,657,412)

Assets	$886,926,747	$327,903,626	$363,559,985	$1,578,390,358
Eliminations	-	-	(357,341,353)	(357,341,353)
Net assets	$886,926,747	$327,903,626	$6,218,632	$1,221,049,005

Six months ended June 30, 2010	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$150,624,262	$38,151,915	$-	$188,776,177

Underwriting profit (loss)	(8,485,176)	2,187,346	-	(6,297,830)
Net investment income	18,886,101	6,298,177	(5,267)	25,179,011
Realized investment losses	(205,858)	(114,774)	-	(320,632)
Other income	427,047	-	-	427,047
Interest expense	450,000	-	-	450,000
Other expenses	426,808	(653,292)	725,394	498,910
Income (loss) before income tax expense (benefit)	$9,745,306	$9,024,041	$(730,661)	$18,038,686

Year ended December 31, 2010
Assets	$876,034,367	$310,104,843	$369,116,425	$1,555,255,635
Eliminations	-	-	(363,926,907)	(363,926,907)
Reclassifications	-	(3,534,230)	-	(3,534,230)
Net assets	$876,034,367	$306,570,613	$5,189,518	$1,187,794,498

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three months and six months ended June 30, 2011 and 2010, by line of insurance.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Property and casualty insurance segment
Commercial lines:
Automobile	$16,512,538	$16,861,112	$32,655,708	$32,732,281
Property	16,564,164	16,438,401	33,254,043	32,247,576
Workers' compensation	16,616,494	15,757,860	33,101,602	31,411,232
Liability	14,813,392	14,429,073	29,385,219	28,829,075
Other	1,897,035	2,038,326	3,816,728	4,228,513
Total commercial lines	66,403,623	65,524,772	132,213,300	129,448,677

Personal lines:
Automobile	6,821,057	6,408,729	13,251,238	12,489,080
Property	5,020,245	3,766,358	9,957,997	8,416,680
Liability	136,283	137,040	269,965	269,825
Total personal lines	11,977,585	10,312,127	23,479,200	21,175,585
Total property and casualty insurance	$78,381,208	$75,836,899	$155,692,500	$150,624,262

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$2,763,535	$2,106,979	$4,549,652	$3,651,657
Property	3,707,329	4,344,037	6,595,169	6,725,099
Marine/Aviation	211,062	65,483	433,045	301,487
Casualty	245,325	(33,862)	522,390	510,901
Crop	451,365	511,304	669,152	577,571
Total pro rata reinsurance	7,378,616	6,993,941	12,769,408	11,766,715

Excess-of-loss reinsurance:
Property	12,693,520	11,044,057	23,929,217	20,918,720
Casualty	2,478,164	2,553,579	4,823,464	5,463,619
Surety	21	2,635	3,754	2,861
Total excess-of-loss reinsurance	15,171,705	13,600,271	28,756,435	26,385,200
Total reinsurance	$22,550,321	$20,594,212	$41,525,843	$38,151,915

Consolidated	$100,931,529	$96,431,111	$197,218,343	$188,776,177

5.       INCOME TAXES

The actual income tax expense (benefit) for the three months and six months ended June 30, 2011 and 2010 differed from the “expected” income tax expense (benefit) for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income (loss) before income tax expense (benefit)) as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Computed "expected" income tax expense (benefit)	$(7,354,477)	$1,223,471	$(5,130,094)	$6,313,540
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(1,197,180)	(1,242,423)	(2,405,272)	(2,496,732)
Dividends received deduction	(132,881)	(105,295)	(273,360)	(221,468)
Proration of tax-exempt interest and dividends received deduction	199,509	202,158	401,795	407,730
Elimination of deduction for Medicare
Part D retiree drug subsidy	-	-	-	794,383
Other, net	(46,545)	119,248	9,388	64,668
Income tax expense (benefit)	$(8,531,574)	$197,159	$(7,397,543)	$4,862,121

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

The Company had no provision for uncertain tax positions at June 30, 2011 or December 31, 2010.  The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during the three months or six months ended June 30, 2011 or 2010.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files a U.S. federal tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005.  The Company’s U.S. federal tax returns for tax years 2005 through 2008 are currently being audited.  No additional tax liability is expected from these audits.

6.       EMPLOYEE RETIREMENT PLANS

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Pension plans:
Service cost	$3,112,182	$2,860,970	$6,224,364	$5,721,940
Interest cost	2,406,393	2,498,263	4,812,786	4,996,526
Expected return on plan assets	(3,876,511)	(3,169,248)	(7,753,022)	(6,338,496)
Amortization of net actuarial loss	840,282	1,001,284	1,680,564	2,002,568
Amortization of prior service cost	112,370	113,020	224,740	226,040
Net periodic pension benefit cost	$2,594,716	$3,304,289	$5,189,432	$6,608,578

Postretirement benefit plans:
Service cost	$1,150,622	$982,900	$2,301,244	$1,965,800
Interest cost	1,499,645	1,383,440	2,999,290	2,766,880
Expected return on plan assets	(732,473)	(738,122)	(1,464,947)	(1,476,244)
Amortization of net actuarial loss	444,212	337,737	888,424	675,474
Amortization of prior service credit	(532,814)	(532,814)	(1,065,628)	(1,065,628)
Net periodic postretirement benefit cost	$1,829,192	$1,433,141	$3,658,383	$2,866,282

Net periodic pension benefit cost allocated to the Company amounted to $797,972 and $1,017,441 for the three months and $1,595,945 and $2,034,882 for the six months ended June 30, 2011 and 2010, respectively.  Net periodic postretirement benefit cost allocated to the Company amounted to $527,797 and $409,934 for the three months and $1,055,591 and $819,866 for the six months ended June 30, 2011 and 2010, respectively.

During the first six months of 2011, Employers Mutual contributed $2,000,000 to its postretirement benefit plans, and made no contribution to its qualified pension plan.  In connection with the settlement of the monthly transaction balances, the Company reimbursed Employers Mutual $561,000 for its share of the contribution to the postretirement benefit plans.  Employers Mutual expects to make a contribution of $22,000,000 to the qualified pension plan and an additional contribution of $2,000,000 to the postretirement benefit plans during the second half of 2011.  The Company’s share of these contributions, if made, will be approximately $6,750,000 and $561,000, respectively.

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

The Company recognized compensation expense from these plans of $41,330 ($29,616 net of tax) and $16,715 ($12,913 net of tax) for the three months and $111,573 ($79,720 net of tax) and $84,076 ($67,530 net of tax) for the six months ended June 30, 2011 and 2010, respectively.  No compensation expense was recognized during the three months or six months ended June 30, 2011 and 2010 related to a separate stock appreciation rights agreement that is accounted for as a liability-classified award, because the fair value of the award did not exceed the floor amount contained in the agreement.  During the first six months of 2011, 302,180 non-qualified stock options were granted under the 2007 Plan to eligible participants at a price of $24.405.  During the six months ended June 30, 2011, 33,031 options were exercised under the plans at prices ranging from $11.38 to $20.68.

The weighted average fair value of options granted during the six months ended June 30, 2011 and 2010 amounted to $4.44 and $1.77, respectively.  Employers Mutual estimated the fair value of each option grant on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted-average assumptions:

	2011	2010
Weighted-average dividend yield	3.11%	3.47%
Expected volatility	20.9% - 51.2%	16.7% - 23.6%
Weighted-average volatility	32.76%	19.17%
Risk-free interest rate	0.17% - 2.75%	0.16% - 2.99%
Expected term (years)	0.25 - 6.40	0.25 - 6.30

The expected term of the options granted in 2011 to individuals who will not be eligible to retire prior to the completion of the normal vesting period was estimated using historical data that excluded certain option exercises that occurred prior to the normal vesting period due to the retirement of the option holders.  The expected term of options granted to individuals who are, or will be, eligible to retire prior to the completion of the normal vesting period has been adjusted to reflect the potential accelerated vesting period.  This produced a weighted-average expected term of 2.99 years.

The expected volatility of options for the 2011 option grant was computed by using the historical daily prices of the Company’s common stock for a period covering 6.4 years, which approximates the average term of the options.  This produced an expected volatility of 43.7 percent for individuals who will not be eligible to retire prior to the completion of the normal vesting period.  The expected volatility of options granted to individuals who are, or will be, eligible to retire prior to the completion of the normal vesting period was computed by using the historical daily prices for the period approximating the expected term of those options.  This produced expected volatility ranging from 20.9 percent to 51.2 percent.  The weighted-average volatility of the 2011 option grant was 32.76 percent.  Prior to 2011, expected volatilities were calculated, in most instances, using historical high and low average monthly prices of the Company’s common stock.  This produced expected volatilities that were typically lower than those calculated in 2011 using daily prices.  Due to the higher expected volatilities used in the valuation of the 2011 option grant, the fair values of the granted options are higher, which in turn produces a larger amount of stock compensation expense.

8.       DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

	Carrying amount	Estimated fair value
June 30, 2011
Assets:
Fixed maturity securities held-to-maturity:
Residential mortgage-backed	$322,602	$371,456
Total fixed maturity securities held-to-maturity	322,602	371,456

Fixed maturity securities available-for-sale:
U.S. treasury	4,842,402	4,842,402
U.S. government-sponsored agencies	160,040,590	160,040,590
Obligations of states and political subdivisions	390,879,535	390,879,535
Commercial mortgage-backed	89,475,400	89,475,400
Residential mortgage-backed	30,673,277	30,673,277
Other asset-backed	12,777,129	12,777,129
Corporate	231,509,506	231,509,506
Total fixed maturity securities available-for-sale	920,197,839	920,197,839

Equity securities available-for-sale:
Common stocks:
Financial services	10,564,006	10,564,006
Information technology	19,301,178	19,301,178
Healthcare	15,722,631	15,722,631
Consumer staples	8,154,493	8,154,493
Consumer discretionary	13,469,064	13,469,064
Energy	14,464,559	14,464,559
Industrials	12,425,522	12,425,522
Other	8,104,879	8,104,879
Non-redeemable preferred stocks	8,734,992	8,734,992
Total equity securities available-for-sale	110,941,324	110,941,324

Short-term investments	70,372,883	70,372,883
Other long-term investments	22,177	22,177

Liabilities:
Surplus notes	25,000,000	24,129,379

	Carrying amount	Estimated fair value
December 31,2010
Assets:
Fixed maturity securities held-to-maturity:
Residential mortgage-backed	$340,803	$389,679
Total fixed maturity securities held-to-maturity	340,803	389,679

Fixed maturity securities available-for-sale:
U.S. treasury	4,801,766	4,801,766
U.S. government-sponsored agencies	168,072,840	168,072,840
Obligations of states and political subdivisions	390,932,504	390,932,504
Commercial mortgage-backed	93,222,219	93,222,219
Residential mortgage-backed	34,285,838	34,285,838
Other asset-backed	13,100,849	13,100,849
Corporate	237,121,010	237,121,010
Total fixed maturity securities available-for-sale	941,537,026	941,537,026

Equity securities available-for-sale:
Common stocks:
Financial services	11,246,421	11,246,421
Information technology	17,350,652	17,350,652
Healthcare	12,785,689	12,785,689
Consumer staples	7,784,286	7,784,286
Consumer discretionary	12,162,474	12,162,474
Energy	9,381,310	9,381,310
Industrials	7,466,153	7,466,153
Other	14,630,005	14,630,005
Non-redeemable preferred stocks	8,331,992	8,331,992
Total equity securities available-for-sale	101,138,982	101,138,982

Short-term investments	36,616,111	36,616,111
Other long-term investments	29,827	29,827

Liabilities:
Surplus notes	25,000,000	23,893,033

The estimated fair value of fixed maturity securities, equity securities and short-term investments is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.

Other long-term investments, consisting primarily of holdings in limited partnerships and limited liability companies, are valued by the various fund managers.  In management’s opinion, these values reflect fair value at June 30, 2011 and December 31, 2010.

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  Since this is not an observable input, any fixed maturity security in the Company’s portfolio that is on this list is classified as a Level 3 fair value measurement.  At June 30, 2011, the Company did not hold any fixed maturity securities that were priced solely from broker quotes.

A small number of the Company’s securities are not priced by the independent pricing service.  One is an equity security that is reported as a Level 3 fair value measurement at June 30, 2011 and December 31, 2010, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements.  This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $2,246 at June 30, 2011 and $2,130 at December 31, 2010.  The only other security not priced by the Company’s independent pricing service at June 30, 2011 is a fixed maturity security (three fixed maturity securities were not priced by the Company’s independent pricing service at December 31, 2010).  These fixed maturity securities are classified as Level 2 fair value measurements and are carried at aggregate fair values of $2,968,571 at June 30, 2011 and $12,914,542 at December 31, 2010.  The fair values for these fixed maturity securities were obtained from the Company’s investment custodian using independent pricing services which utilize similar pricing techniques as the Company’s independent pricing service.

The estimated fair values obtained from the independent pricing sources are reviewed by the Company for reasonableness, and any discrepancies are investigated for final valuation.  This includes comparing valuations from the independent pricing source, the Company’s investment custodian and the SVO.  From these comparisons, material variances are identified and resolved to determine the final valuations used in the financial statements.

The Company’s fixed maturity and equity securities available-for-sale, as well as short-term investments, are measured at fair value on a recurring basis.  No assets or liabilities are currently measured at fair value on a non-recurring basis.  Presented in the table below are the Company’s assets that are measured at fair value on a recurring basis, as of June 30, 2011 and December 31, 2010.

	Fair value measurements at June 30, 2011 using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturity securities available-for-sale:
U.S. treasury	$4,842,402	$-	$4,842,402	$-
U.S. government-sponsored agencies	160,040,590	-	160,040,590	-
Obligations of states and political subdivisions	390,879,535	-	390,879,535	-
Commercial mortgage-backed	89,475,400	-	89,475,400	-
Residential mortgage-backed	30,673,277	-	30,673,277	-
Other asset-backed	12,777,129	-	12,777,129	-
Corporate	231,509,506	-	231,509,506	-
Total fixed maturity securities available-for-sale	920,197,839	-	920,197,839	-

Equity securities available-for-sale:
Common stocks:
Financial services	10,564,006	10,561,760	-	2,246
Information technology	19,301,178	19,301,178	-	-
Healthcare	15,722,631	15,722,631	-	-
Consumer staples	8,154,493	8,154,493	-	-
Consumer discretionary	13,469,064	13,469,064	-	-
Energy	14,464,559	14,464,559	-	-
Industrials	12,425,522	12,425,522	-	-
Other	8,104,879	8,104,879	-	-
Non-redeemable preferred stocks	8,734,992	8,734,992	-	-
Total equity securities available-for-sale	110,941,324	110,939,078	-	2,246

Short-term investments	70,372,883	70,372,883	-	-
	$1,101,512,046	$181,311,961	$920,197,839	$2,246

	Fair value measurements at December 31, 2010 using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturity securities available-for-sale:
U.S. treasury	$4,801,766	$-	$4,801,766	$-
U.S. government-sponsored agencies	168,072,840	-	168,072,840	-
Obligations of states and political subdivisions	390,932,504	-	390,932,504	-
Commercial mortgage-backed	93,222,219	-	93,222,219	-
Residential mortgage-backed	34,285,838	-	34,285,838	-
Other asset-backed	13,100,849	-	13,100,849	-
Corporate	237,121,010	-	237,121,010	-
Total fixed maturity securities available-for-sale	941,537,026	-	941,537,026	-

Equity securities available-for-sale:
Common stocks:
Financial services	11,246,421	11,244,291	-	2,130
Information technology	17,350,652	17,350,652	-	-
Healthcare	12,785,689	12,785,689	-	-
Consumer staples	7,784,286	7,784,286	-	-
Consumer discretionary	12,162,474	12,162,474	-	-
Energy	9,381,310	9,381,310	-	-
Industrials	7,466,153	7,466,153	-	-
Other	14,630,005	14,630,005	-	-
Non-redeemable preferred stocks	8,331,992	8,331,992	-	-
Total equity securities available-for-sale	101,138,982	101,136,852	-	2,130

Short-term investments	36,616,111	36,616,111	-	-
	$1,079,292,119	$137,752,963	$941,537,026	$2,130

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended June 30, 2011 and 2010.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities are reported as realized investment gains or losses in net income.

	Fair value measurements using significant unobservable inputs (Level 3)
Three months ended June 30, 2011	Equity securities available-for-sale, financial services	Total
Balance at March 31, 2011	$2,130	$2,130
Total unrealized gains included in other comprehensive income	116	116
Balance at June 30, 2011	$2,246	$2,246

Six months ended June 30, 2011
Balance at December 31, 2010	$2,130	$2,130
Total unrealized gains included in other comprehensive income	116	116
Balance at June 30, 2011	$2,246	$2,246

	Fair value measurements using significant unobservable inputs (Level 3)
Three months ended June 30, 2010	Equity securities available-for-sale, financial services	Total
Balance at March 31, 2010	$2,014	$2,014
Total unrealized gains included in other comprehensive income	116	116
Balance at June 30, 2010	$2,130	$2,130

Six months ended June 30, 2010
Balance at December 31, 2009	$2,014	$2,014
Total unrealized gains included in other comprehensive income	116	116
Balance at June 30, 2010	$2,130	$2,130

There were no transfers into or out of Levels 1 or 2 during the three months or six months ended June 30, 2011 or 2010.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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

The amortized cost and estimated fair value of securities held-to-maturity and available-for-sale as of June 30, 2011 and December 31, 2010 are as follows.  Securities classified as held-to-maturity are carried at amortized cost.  All other securities have been classified as available-for-sale and are carried at fair value.

June 30, 2011	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$322,602	$48,854	$-	$371,456
Total securities held-to-maturity	$322,602	$48,854	$-	$371,456

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,673,656	$168,746	$-	$4,842,402
U.S. government-sponsored agencies	159,399,203	1,876,123	1,234,736	160,040,590
Obligations of states and political subdivisions	375,578,808	16,372,840	1,072,113	390,879,535
Commercial mortgage-backed	79,160,746	10,335,440	20,786	89,475,400
Residential mortgage-backed	29,320,808	1,387,462	34,993	30,673,277
Other asset-backed	11,578,830	1,336,144	137,845	12,777,129
Corporate	217,899,466	13,739,170	129,130	231,509,506
Total fixed maturity securities	877,611,517	45,215,925	2,629,603	920,197,839

Equity securities:
Common stocks:
Financial services	9,177,996	1,596,932	210,922	10,564,006
Information technology	14,299,241	5,177,389	175,452	19,301,178
Healthcare	11,538,406	4,184,225	-	15,722,631
Consumer staples	7,182,155	1,039,284	66,946	8,154,493
Consumer discretionary	8,379,384	5,089,680	-	13,469,064
Energy	10,937,464	3,630,120	103,025	14,464,559
Industrials	10,304,155	2,124,224	2,857	12,425,522
Other	6,284,769	1,820,703	593	8,104,879
Non-redeemable preferred stocks	9,000,000	220,200	485,208	8,734,992
Total equity securities	87,103,570	24,882,757	1,045,003	110,941,324
Total securities available-for-sale	$964,715,087	$70,098,682	$3,674,606	$1,031,139,163

December 31, 2010	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$340,803	$48,876	$-	$389,679
Total securities held-to-maturity	$340,803	$48,876	$-	$389,679

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,747,814	$53,952	$-	$4,801,766
U.S. government-sponsored agencies	167,976,167	1,995,829	1,899,156	168,072,840
Obligations of states and political subdivisions	384,164,252	11,650,499	4,882,247	390,932,504
Commercial mortgage-backed	82,906,928	10,341,728	26,437	93,222,219
Residential mortgage-backed	32,801,281	1,664,155	179,598	34,285,838
Other asset-backed	12,100,433	1,056,995	56,579	13,100,849
Corporate	224,885,907	12,954,535	719,432	237,121,010
Total fixed maturity securities	909,582,782	39,717,693	7,763,449	941,537,026

Equity securities:
Common stocks:
Financial services	8,630,273	2,667,761	51,613	11,246,421
Information technology	11,215,431	6,163,395	28,174	17,350,652
Healthcare	10,200,062	2,705,556	119,929	12,785,689
Consumer staples	6,010,692	1,834,157	60,563	7,784,286
Consumer discretionary	7,636,589	4,535,110	9,225	12,162,474
Energy	6,350,228	3,031,082	-	9,381,310
Industrials	5,395,949	2,096,834	26,630	7,466,153
Other	11,281,815	3,350,963	2,773	14,630,005
Non-redeemable preferred stocks	9,000,000	100,000	768,008	8,331,992
Total equity securities	75,721,039	26,484,858	1,066,915	101,138,982
Total securities available-for-sale	$985,303,821	$66,202,551	$8,830,364	$1,042,676,008

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of June 30, 2011 and December 31, 2010, listed by length of time the securities were in an unrealized loss position.

June 30, 2011	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$84,897,819	$1,234,736	$-	$-	$84,897,819	$1,234,736
Obligations of states and political subdivisions	37,104,317	1,072,113	-	-	37,104,317	1,072,113
Commercial mortgage-backed	5,658,680	20,786	-	-	5,658,680	20,786
Residential mortgage-backed	5,054,236	34,993	-	-	5,054,236	34,993
Other asset-backed	2,968,571	137,845	-	-	2,968,571	137,845
Corporate	13,168,801	129,130	-	-	13,168,801	129,130
Total, fixed maturity securities	148,852,424	2,629,603	-	-	148,852,424	2,629,603

Equity securities:
Common stocks:
Financial services	4,031,618	210,922	-	-	4,031,618	210,922
Information technology	2,683,187	175,452	-	-	2,683,187	175,452
Consumer staples	2,186,364	66,946	-	-	2,186,364	66,946
Energy	1,922,285	103,025	-	-	1,922,285	103,025
Industrials	103,060	2,857	-	-	103,060	2,857
Other	166,848	593	-	-	166,848	593
Non-redeemable preferred stocks	-	-	4,514,792	485,208	4,514,792	485,208
Total, equity securities	11,093,362	559,795	4,514,792	485,208	15,608,154	1,045,003
Total temporarily impaired securities	$159,945,786	$3,189,398	$4,514,792	$485,208	$164,460,578	$3,674,606

December 31, 2010	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$64,030,427	$1,899,156	$-	$-	$64,030,427	$1,899,156
Obligations of states and political subdivisions	97,769,789	4,882,247	-	-	97,769,789	4,882,247
Commercial mortgage-backed	3,998,831	26,437	-	-	3,998,831	26,437
Residential mortgage-backed	11,346,913	157,798	1,222,717	21,800	12,569,630	179,598
Other asset-backed	3,331,324	56,579	-	-	3,331,324	56,579
Corporate	38,270,674	719,432	-	-	38,270,674	719,432
Total, fixed maturity securities	218,747,958	7,741,649	1,222,717	21,800	219,970,675	7,763,449

Equity securities:
Common stocks:
Financial services	1,608,012	51,613	-	-	1,608,012	51,613
Information technology	879,805	28,174	-	-	879,805	28,174
Healthcare	3,551,623	119,929	-	-	3,551,623	119,929
Consumer staples	1,218,294	60,563	-	-	1,218,294	60,563
Consumer discretionary	253,023	9,225	-	-	253,023	9,225
Industrials	761,616	26,630	-	-	761,616	26,630
Other	42,752	2,773	-	-	42,752	2,773
Non-redeemable preferred stocks	-	-	4,231,992	768,008	4,231,992	768,008
Total, equity securities	8,315,125	298,907	4,231,992	768,008	12,547,117	1,066,915
Total temporarily impaired securities	$227,063,083	$8,040,556	$5,454,709	$789,808	$232,517,792	$8,830,364

Unrealized losses on fixed maturity securities totaled $2,629,603 at June 30, 2011 and were primarily associated with municipal and U.S. government-sponsored agency securities.  The primary factors contributing to these unrealized losses were an increase in interest rates since purchase and, for certain municipal securities, a widening of risk premium spread over U.S. Treasuries since their purchase.  Of all the securities that are in an unrealized loss position, only one residential mortgage-backed security is considered non-investment grade by credit rating agencies.  Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at June 30, 2011.

The unrealized losses on common stocks at June 30, 2011 are not concentrated in a particular sector or an individual security.  The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at June 30, 2011.

All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at June 30, 2011.

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2011, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Securities held-to-maturity:
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	332,602	371,456
Totals	$332,602	$371,456

Securities available-for-sale:
Due in one year or less	$6,115,236	$6,373,700
Due after one year through five years	95,912,579	99,861,269
Due after five years through ten years	149,384,104	158,397,156
Due after ten years	517,718,044	535,417,037
Mortgage-backed securities	108,481,554	120,148,677
Totals	$877,611,517	$920,197,839

A summary of realized investment gains and (losses) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Fixed maturity securities available-for-sale:
Gross realized investment gains	$155,097	$175,263	$184,056	$186,397
Gross realized investment losses	(346,294)	-	(346,294)	-
"Other-than-temporary" impairments	(221,956)	-	(221,956)	(204,045)

Equity securities available-for-sale:
Gross realized investment gains	2,899,971	998,312	11,454,251	1,899,900
Gross realized investment losses	(338,063)	(442,422)	(417,260)	(477,836)
"Other-than-temporary" impairments	(448,512)	(1,576,698)	(694,358)	(1,725,048)
Totals	$1,700,243	$(845,545)	$9,958,439	$(320,632)

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The amounts reported as “other-than-temporary” impairments reflect the impairment of four fixed maturity securities and four equity securities during the second quarter of 2011, and four fixed maturity securities and seven equity securities during the six months ended June 30, 2011.  The Company impaired 14 equity securities during the second quarter of 2010, and 16 equity securities and two fixed maturity securities during the first six months of 2010.

During the first quarter of 2010, the Company determined that the credit loss associated with a previously impaired residential mortgage-backed security increased, resulting in an additional $120,539 impairment loss recognized in earnings in the first quarter of 2010.  The Company also recognized $83,506 of “other-than-temporary” impairment loss on a second residential mortgage-backed security during the first quarter of 2010 due to management’s intent to sell the security, which was completed during the second quarter.  In the second quarter of 2011, management determined that it would sell four residential mortgage-backed securities that were in an unrealized loss position (including $86,017 on a previously impaired security that had a portion of its impairment in “other comprehensive income”).  This resulted in the recognition of $221,956 of impairment losses in the second quarter of 2011.

The following table is a roll forward of the cumulative credit losses on fixed maturity securities that have been recognized in earnings from “other-than-temporary” impairments.  Note that this table only includes the credit loss component of “other-than-temporary” impairments, and does not include the non-credit loss component of impairments (which is recognized through “other comprehensive income”) or impairments that are recognized through earnings in their entirety (not subject to bifurcation between credit and non-credit components).

	Three months ended June 30,
	2011	2010
Balance at March 31	$207,854	$207,854

Reduction for credit loss associated with previously recognized "other-than-temporary" impairment due to management's intent to sell the security	(207,854)	-
Balance at June 30	$-	$207,854

	Six months ended June 30,
	2011	2010
Balance at beginning of year	$207,854	$87,315

Additional credit loss for which an "other-than-temporary" impairment loss was previously recognized	-	120,539
Reduction for credit loss associated with previously recognized "other-than-temporary" impairment due to management's intent to sell the security	(207,854)	-
Balance at June 30	$-	$207,854

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

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $1,614,711 at December 31, 2010.  As a result, the Company had a contingent liability of $1,614,711 at December 31, 2010 should the issuers of those annuities fail to perform.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

11.     STOCK REPURCHASE PROGRAM

On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program.  On October 31, 2008, the Company’s Board of Directors announced an extension of the stock repurchase program, authorizing an additional $10,000,000.  This program became effective immediately and does not have an expiration date.  The timing and terms of the purchases are determined by management based on market conditions and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock purchased under this program is being retired by the Company.  The Company repurchased 16,700 shares of its common stock at an average cost of $18.96 during the first six months of 2011.  Since the inception of the repurchase program the Company has repurchased 997,233 shares of common stock at a cost of $23,465,006, leaving $1,534,994 available for the repurchase of additional shares.

12.       SUBSEQUENT EVENTS

On August 5, 2011, Standard & Poor’s downgraded the long-term sovereign credit rating of the United States of America from “AAA” to “AA+”, with a negative outlook.  This downgrade is not expected to have a significant impact on the consolidated financial position or operating results of the Company.  If the fair value of U.S. debt securities decline as a result of the downgrade, the carrying value of the Company’s fixed maturity securities would decline.  This decline would negatively impact the amount of unrealized gains reflected in the Company’s consolidated financial statements; however, since the Company generally holds fixed maturity securities to maturity, such changes are not expected to have a material impact on the Company’s operations.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 79 percent of consolidated premiums earned during the first six months of 2011.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.

Reinsurance operations are conducted through EMC Reinsurance Company, and represented 21 percent of consolidated premiums earned during the first six months of 2011.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies (subject to certain limited exceptions).  Effective January 1, 2011, the terms of the quota share agreement were revised.  Under the terms of the revised agreement, the reinsurance subsidiary assumes 100 percent of Employers Mutual’s assumed reinsurance business, with certain exceptions, on a gross basis (rather than the previous net basis), and cedes to Employers Mutual all losses in excess of $3,000,000 per event under a separate excess-of-loss reinsurance agreement.  The cost of the $3,000,000 excess-of-loss reinsurance protection is 10.0 percent of total assumed reinsurance premiums.  This new arrangement allows the reinsurance subsidiary to have the $3,000,000 cap on losses assumed per event apply to all assumed reinsurance business, including the direct reinsurance business written outside the quota share agreement.

CRITICAL ACCOUNTING POLICIES

The accounting policies considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2010
Form 10-K.

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2011	2010	2011	2010
Property and casualty insurance
Premiums earned	$78,381	$75,837	$155,692	$150,624
Losses and settlement expenses	72,619	56,797	123,787	100,811
Acquisition and other expenses	27,718	28,641	59,054	58,298
Underwriting loss	$(21,956)	$(9,601)	$(27,149)	$(8,485)

Loss and settlement expense ratio	92.6%	74.9%	79.5%	66.9%
Acquisition expense ratio	35.4%	37.8%	37.9%	38.7%
Combined ratio	128.0%	112.7%	117.4%	105.6%

Losses and settlement expenses:
Insured events of current year	$81,344	$62,927	$137,194	$120,553
Decrease in provision for insured events of prior years	(8,725)	(6,130)	(13,407)	(19,742)

Total losses and settlement expenses	$72,619	$56,797	$123,787	$100,811

Catastrophe losses	$29,535	$13,861	$32,958	$16,225

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2011	2010	2011	2010
Reinsurance
Premiums earned	$22,550	$20,594	$41,526	$38,152
Losses and settlement expenses	29,151	14,355	51,353	26,384
Acquisition and other expenses	4,617	4,653	9,226	9,581
Underwriting profit (loss)	$(11,218)	$1,586	$(19,053)	$2,187

Loss and settlement expense ratio	129.3%	69.7%	123.7%	69.2%
Acquisition expense ratio	20.4%	22.6%	22.2%	25.1%
Combined ratio	149.7%	92.3%	145.9%	94.3%

Losses and settlement expenses:
Insured events of current year	$29,616	$14,171	$51,043	$34,008
Increase (decrease) in provision for insured events of prior years	(465)	184	310	(7,624)

Total losses and settlement expenses	$29,151	$14,355	$51,353	$26,384

Catastrophe losses	$11,529	$2,723	$17,511	$3,780

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2011	2010	2011	2010
Consolidated
REVENUES
Premiums earned	$100,931	$96,431	$197,218	$188,776
Net investment income	11,474	12,662	23,552	25,179
Realized investment gains (losses)	1,700	(845)	9,958	(320)
Other income	236	220	440	427
	114,341	108,468	231,168	214,062
LOSSES AND EXPENSES
Losses and settlement expenses	101,770	71,152	175,140	127,195
Acquisition and other expenses	32,335	33,294	68,280	67,879
Interest expense	225	225	450	450
Other expense	1,023	301	1,955	499
	135,353	104,972	245,825	196,023
Income (loss) before income tax expense (benefit)	(21,012)	3,496	(14,657)	18,039
Income tax expense (benefit)	(8,531)	197	(7,397)	4,862
Net income (loss)	$(12,481)	$3,299	$(7,260)	$13,177

Net income (loss) per share	$(0.96)	$0.25	$(0.56)	$1.00

Loss and settlement expense ratio	100.8%	73.8%	88.8%	67.4%
Acquisition expense ratio	32.1%	34.5%	34.6%	35.9%
Combined ratio	132.9%	108.3%	123.4%	103.3%

Losses and settlement expenses:
Insured events of current year	$110,960	$77,098	$188,237	$154,561
Decrease in provision for insured events of prior years	(9,190)	(5,946)	(13,097)	(27,366)

Total losses and settlement expenses	$101,770	$71,152	$175,140	$127,195

Catastrophe losses	$41,064	$16,584	$50,469	$20,005

The Company had a net loss of $12,481,000 ($0.96 per share) during the three months ended June 30, 2011 compared to net income of $3,299,000 ($0.25 per share) during the same period of 2010.  For the six months ended June 30, 2011, the Company had a net loss of $7,260,000 ($0.56 per share) compared to net income of $13,177,000 ($1.00 per share) in 2010.  The net loss for both the three and six months of 2011 is primarily due to an unprecedented amount of catastrophe losses in both the property and casualty insurance segment and the reinsurance segment.  As was the case in the first quarter of 2011, the reinsurance segment experienced the larger decline in underwriting results in the second quarter of 2011 due to a record amount of catastrophe losses (including $9,000,000 of net retained losses from three events, each capped at $3,000,000 individually).  Also contributing to the net loss reported for the three and six months ended June 30, 2011 was a substantial decline in net investment income.

During the past several years tornados and hail storms have tended to hit more densely populated areas with larger concentrations of exposures, resulting in higher levels of insured losses.  Historically, similar periods of increased storm activity have been seen as part of cyclical weather patterns, and individual years such as 2011 have not necessarily been indicative of the future.  Nonetheless, this active weather cycle accentuates the need for appropriate reinsurance coverage, and reinforces management’s ongoing attention to property exposure concentrations.

Premium income

Premiums earned increased 4.7 percent and 4.5 percent to $100,931,000 and $197,218,000 for the three months and six months ended June 30, 2011 from $96,431,000 and $188,776,000 for the same periods in 2010.  Premium rate levels for the property and casualty insurance segment remained relatively flat during the first half of 2011, but have begun to show an upward trend.  Moderate rate increases continue to be implemented in personal lines, continuing a trend that began several years ago.  While competition remains very strong in the commercial lines of business, some rate increases are now being obtained.  The unusually severe weather experienced during the second quarter of 2011 is beginning to impact property rates somewhat; however, the expectation is that overall rate levels will not improve significantly until the economy recovers.  The reinsurance segment reported an increase in premium income, primarily from increased participation in the Mutual Reinsurance Bureau (MRB) pool and new reinsurance contracts written during 2010.  Pricing for the January 1, 2011 reinsurance renewal season was down slightly for business with good experience in 2010; however, the market appears to have subsequently trended higher due to the large number of catastrophic events in the first half of 2011.  This improved pricing has impacted most second quarter renewals and is expected to continue for business renewing during the remainder of 2011.

Premiums earned for the property and casualty insurance segment increased 3.4 percent to $78,381,000 and $155,692,000 for the three months and six months ended June 30, 2011 from $75,837,000 and $150,624,000 for the same periods in 2010.  Premium rates have continued to improve in the personal lines of business, but the commercial lines of business, which account for more than 80 percent of the property and casualty insurance segment’s premium income, remain very competitive.  Management has maintained relatively steady rates for commercial lines of business during the first six months of 2011, and has been implementing some rate increases.  Rate competition in the commercial lines of business is being driven, at least in part, by the weak economy.  Renewal business premium increased approximately five percent during the first half of 2011 compared to the same period in 2010; however, new business premium was down slightly.  Premium income for the first half of 2011 benefited from additional premiums generated from audits of policyholders’ insured exposures, compared to return premiums for audits completed during the same period in 2010.  Offsetting this was additional ceded premiums totaling approximately $893,000 to outside reinsurance companies to reinstate the pool’s catastrophe reinsurance protection from the 2011 catastrophic tornado losses.  The overall policy retention rate remained stable at approximately 87 percent.  Policy counts increased slightly during the first half of 2011 in both the commercial and personal lines of business.

Premiums earned for the reinsurance segment increased 9.5 percent and 8.8 percent to $22,550,000 and $41,526,000 for the three months and six months ended June 30, 2011 from $20,594,000 and $38,152,000 for the same periods in 2010.  These increases reflect a combination of increased participation in the MRB pool during 2011 (from an approximate one-fifth share to a one-fourth share) as well as an increase in facility business (includes reinsurance business from small to mid-size insurance companies, as well as new property business in central and eastern Europe).  The reinsurance segment benefited from a small decline in the cost of the $3,000,000 excess-of-loss reinsurance protection provided by Employers Mutual (from 10.5 percent in 2010 to 10.0 percent in 2011); however, this benefit was offset by the additional reinsurance premium paid to Employers Mutual to provide reinsurance protection on the direct reinsurance business written outside the quota share agreement.  Due to the mild 2010 hurricane season and a recovery in the reinsurance industry’s capital level, premium rate levels declined slightly during the January 1, 2011 renewal season.  However, the market appears to have subsequently trended higher due to recent catastrophic events (including the Japan earthquake and tsunami and the unprecedented number of severe tornadoes in the United States during the second quarter).  This improved pricing first became evident in the April 1, 2011 renewals, and is expected to continue for the remainder of the year.  However, it should be noted that the majority of the reinsurance segment’s contracts have January 1 renewal dates, delaying the realization of much of this improved pricing until next year.

Under the terms of the quota share agreement, the reinsurance subsidiary receives reinstatement premium income that is collected by Employers Mutual from the ceding companies when coverage is reinstated after a loss event; however, the cap on losses assumed per event contained in the excess-of-loss reinsurance agreement is automatically reinstated without cost to the reinsurance subsidiary.  The reinsurance subsidiary recognized approximately $993,000 of reinstatement premiums during the six months ended June 30, 2011, of which 90 percent was retained and 10 percent was ceded back to Employers Mutual under the excess-of-loss reinsurance agreement.

Due to the large number of events during the first six months of 2011 that have exceeded the current $3,000,000 retention amount under excess-of-loss reinsurance agreement with Employers Mutual, it is likely that the cost and/or terms of the agreement will change for fiscal year 2012.  Decisions regarding the cost and terms of the reinsurance agreement will be determined by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual at their November 2011 joint meeting.

Effective January 1, 2011, Country Mutual Insurance Company (Country Mutual) discontinued its participation in the MRB pool.  As a result, Employers Mutual became a one-fourth participant in the MRB pool, up from its previous approximate one-fifth participation.  In connection with Employers Mutual’s increased participation in the MRB pool, the reinsurance subsidiary recorded a $1,023,000 portfolio adjustment increase in written premiums in the first quarter of 2011 that offset a corresponding increase in unearned premium.  The reinsurance subsidiary ceded ten percent of this amount ($102,000) to Employers Mutual for the cost of the excess-of-loss reinsurance protection and recognized $399,000 of commission allowance to compensate Country Mutual for the acquisition costs incurred to generate this business.

Losses and settlement expenses

Losses and settlement expenses increased 43.0 percent and 37.7 percent to $101,770,000 and $175,140,000 for the three months and six months ended June 30, 2011 from $71,152,000 and $127,195,000 for the same periods in 2010.  The loss and settlement expense ratio increased to 100.8 percent and 88.8 percent for the three months and six months ended June 30, 2011 from 73.8 percent and 67.4 percent for the same periods in 2010.  Both the property and casualty insurance segment and the reinsurance segment experienced a significant increase in their loss and settlement expense ratios due to a record amount of catastrophe losses.  Second quarter 2011 catastrophe losses totaled $41,064,000 ($2.06 per share after tax), compared to $16,584,000 ($0.82 per share after tax) in the same period of 2010.  During the first half of 2011, catastrophe losses totaled $50,469,000 ($2.53 per share after tax), compared to $20,005,000 ($0.99 per share after tax) in the same period of 2010.  Catastrophe losses accounted for 40.7 and 25.6 percentage points of the loss and settlement expense ratios for the three months and six months ended June 30, 2011, which is significantly higher than the 17.2 and 10.6 percentage points during the same periods of 2010, as well as the most recent 10-year (2001 through 2010) historical averages of approximately 13 and 8.5 percentage points, respectively.  The actuarial analysis of the Company’s carried reserves as of March 31, 2011 indicates that the level of reserve adequacy is consistent with other recent evaluations.  From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.

The loss and settlement expense ratio for the property and casualty insurance segment increased to 92.6 percent and 79.5 percent for the three months and six months ended June 30, 2011 from 74.9 percent and 66.9 percent for the same periods in 2010.  These increases are primarily attributed to a record amount of catastrophe losses.  Second quarter 2011 catastrophe losses increased to $29,535,000, including losses of approximately $14.5 million associated with four April tornadoes and related weather events in Iowa, Alabama and other southern states, $6.4 million associated with the May tornado in Joplin, Missouri and $5.6 million associated with two June weather events.   In comparison, second quarter of 2010 catastrophe losses totaled $13,861,000.  During the first half of 2011, catastrophe losses increased to $32,958,000, compared to $16,225,000 in the same period of 2010.  Catastrophe losses accounted for 37.7 and 21.2 percentage points of the loss and settlement expense ratios for the three months and six months ended June 30, 2011, which is significantly higher than the 18.3 and 10.8 percentage points during the same periods of 2010, as well as the most recent 10-year (2001 through 2010) historical averages of 14.0 and 8.6 percentage points, respectively.  The loss and settlement expense ratio for the first half of 2011 was also negatively impacted by an increase in large losses (which the Company defines as losses greater than $500,000 for the pool, excluding catastrophe losses), increased claim frequency in several casualty lines of business, and previously implemented premium rate level reductions.  The property and casualty insurance segment continued to experience favorable development on prior years’ reserves during the first half of 2011, but the amount is substantially less than the amount reported in the first half of 2010.  Approximately $4,800,000, or 76 percent, of the decline in favorable development can be attributed to a change in the methodology used to allocate bulk reserves to the various accident years that was implemented December 31, 2010.  Under the revised methodology, a larger portion of the current quarter’s bulk reserves is being allocated to prior accident years.  This has reduced the amount of favorable development reported in the first half of 2011 when compared to the amount reported in 2010.  Most of the remaining decline in favorable development is attributed to the fact that a lower overall magnitude of incurred but not reported (IBNR) reserves was carried throughout the first half of 2011 compared to the first half of 2010, resulting in a reduced amount of favorable development during the first half of 2011.

The loss and settlement expense ratio for the reinsurance segment increased to 129.3 percent and 123.7 percent for the three months and six months ended June 30, 2011 from 69.7 percent and 69.2 percent for the same periods in 2010.  These increases are primarily due to a record amount of catastrophe losses, an increase in individually significant large losses and, for the first six months of 2011, adverse development on prior years’ reserves.  During the first six months of 2011, the reinsurance subsidiary experienced an unprecedented four events with losses greater than its $3,000,000 retention amount (three during the second quarter alone).  Total losses from these four events are estimated at $24,000,000, with $12,000,000 retained by the reinsurance subsidiary and the remaining $12,000,000 ceded to Employers Mutual under the terms of the excess-of-loss reinsurance agreement.  For both the three months and six months ended June 30, 2011, the reinsurance subsidiary had relatively little development on prior years’ reserves from either the Home Office Reinsurance Assumed Department (HORAD) or MRB books of business.  Typically, the reinsurance subsidiary experiences a substantial amount of favorable development, especially from its HORAD book of business (approximately $5.9 million of favorable development was experienced during the first six months of 2010).  During 2011, the HORAD book of business has experienced higher than anticipated reported losses on the 2010 accident year, primarily in the catastrophe excess and property pro rata lines of business.

Acquisition and other expenses

Acquisition and other expenses decreased 2.9 percent to $32,335,000 for the three months ended June 30, 2011 from $33,294,000 for the same period in 2010, but increased 0.6 percent to $68,280,000 for the six months ended June 30, 2011 from $67,879,000 for the same period in 2010.  The acquisition expense ratios decreased to 32.1 percent and 34.6 percent for the three months and six months ended June 30, 2011 from 34.5 percent and 35.9 percent for the same periods in 2010.  These decreases in the acquisition expense ratios are primarily attributed to declines in contingent commission expense in the reinsurance segment and policyholder dividend expense in the property and casualty insurance segment.

For the property and casualty insurance segment, the acquisition expense ratio decreased to 35.4 percent and 37.9 percent for the three months and six months ended June 30, 2011 from 37.8 percent and 38.7 percent for the same periods in 2010.  These decreases are primarily attributed to a decline in policyholder dividend expense.  Declines in other expenses that are based on underwriting experience, including agents’ contingent commissions and employee and management bonus compensation, also contributed to the decline in the ratios, especially for the second quarter of 2011.

For the reinsurance segment, the acquisition expense ratio decreased to 20.4 percent and 22.2 percent for the three months and six months ended June 30, 2011 from 22.6 percent and 25.1 percent for the same periods in 2010.  The decreases in the ratios for the three months ended, and to a greater extent the six months ended, are primarily due to a decrease in contingent commissions.  Partially offsetting the decrease for the six months ended was the commission expense recorded by the reinsurance subsidiary in conjunction with Country Mutual’s withdrawal from the MRB pool.  As discussed above, the reinsurance subsidiary recognized $399,000 of commission allowance associated with the $1,023,000 increase in unearned premium reserve.  However, a portion of these commissions were capitalized as part of the deferred policy acquisition cost asset (to be expensed as the related premiums are earned), resulting in an immediate expense recognition of approximately $194,000 during the first quarter of 2011.

Investment results

Net investment income decreased 9.4 percent and 6.5 percent to $11,474,000 and $23,552,000 for the three months and six months ended June 30, 2011 from $12,662,000 and $25,179,000 for the same periods in 2010.  A combination of factors contributed to these declines.  Foremost is a continued decline in investment yield.  During the past several years, cash from operations, as well as cash from maturing investments, has been invested in fixed maturity securities with progressively lower yields, resulting in a sustained decline in the annualized yield of the fixed maturity portfolio.  The current annualized yield on the fixed maturity portfolio is 4.70 percent, compared to 4.98 percent at December 31, 2010 and 5.12 percent at June 30, 2010.  Also contributing to the decline in investment income was a lower average invested balance in fixed maturity securities, with a corresponding increase in short-term investments that carry far lower yields.  The short-term holdings will be used to settle the record storm claims experienced in the second quarter.  The effective duration of the Company’s fixed maturity portfolio was 5.54 years at June 30, 2011, compared to 5.75 years at December 31, 2010.  The Company’s equity portfolio returned 9.63 percent during the first half of 2011, compared to 6.02 percent for the S&P 500.

Due to the factors described above, investment income is currently projected to decline approximately 8.4 percent in fiscal year 2011.  A similar decline in investment income could occur in fiscal year 2012 if current economic conditions, including the low interest rate environment, continue.

The Company reported net realized investment gains of $1,700,000 and $9,958,000 for the three months and six months ended June 30, 2011 compared to net realized investment losses of $845,000 and $320,000 during the same periods of 2010.  During the first quarter of 2011, the Company’s outside equity manager rebalanced the Company’s equity portfolio to improve future performance, which triggered a significant amount of realized gains.  “Other-than-temporary” impairment losses of $670,000 and $1,577,000 were recognized in the second quarters of 2011 and 2010, respectively.  The impairment losses in the second quarter of 2011 were recognized on four residential mortgage-backed securities (all resulting from an intent to sell) and four equity securities, while the impairment losses in the second quarter of 2010 were recognized on14 equity securities.  During the first six months of 2011, “other-than-temporary” impairment losses totaled $916,000 compared to $1,929,000 in the same period of 2010.  The impairment losses in 2011 were recognized on four residential mortgage-backed securities (all resulting from an intent to sell) and seven equity securities, while the impairment losses in 2010 were recognized on two residential mortgage-backed securities ($121,000 from the determination of credit loss on one security, and $83,000 associated with management’s intent to sell another security in an unrealized loss position) and 16 equity securities.

Other expense

The increase in other expense is attributed to foreign currency exchange losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  Foreign currency exchange losses of $521,000 and $942,000 are included in the amounts for the three months and six months ended June 30, 2011, respectively.  In comparison, foreign currency exchange gains of $343,000 and $653,000 were recognized during the same periods of 2010.

Income tax

The Company had an income tax benefit of $8,531,000 and $7,397,000 for the three months and six months ended June 30, 2011 compared to income tax expense of $197,000 and $4,862,000 for the same periods in 2010.  The effective tax rates for the three months and six months ended June 30, 2011 were 40.6 percent and 50.5 percent, respectively, compared to 5.6 percent and 27.0 percent for the same periods in 2010.  Note that the 2011 effective tax rates are calculated on tax benefits relative to pre-tax losses, thus an effective tax rate larger than the United States federal corporate tax rate of 35 percent is indicative of a favorable or “low” effective tax rate in these instances.  The fluctuations in these effective tax rates primarily reflect variations in the amount of pre-tax income earned during the periods relative to the amount of tax-exempt interest income earned.  The effective tax rate for the six months ended June 30, 2010 was elevated by 4.4 percentage points due to the impact of tax law changes signed into law during the first quarter of 2010 in connection with the passage of the Patient Protection and Affordable Care Act (H.R. 3590) and the follow-up Health Care and Education Reconciliation Act of 2010 (H.R. 4872) (the “Acts”).  In accordance with these Acts, beginning in 2013 the Company will no longer be able to claim a tax deduction for drug expenses that are reimbursed under the Medicare Part D retiree drug subsidy program.  Although this tax change does not take effect until 2013, the Company was required to recognize the financial impact of the change beginning in the period in which the Acts were signed.  As a result of the Acts, the Company recognized a decrease in its deferred tax asset of $794,000 during the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had negative cash flows from operations of $1,033,000 and $3,340,000 during the first six months of 2011 and 2010, respectively.  It is not unusual for the Company to occasionally generate negative cash flows from operations in interim reporting periods; however, on an annual basis, the Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity.  When investing funds made available from operations, the Company invests in securities with maturities that approximate the anticipated payments of losses and settlement expenses of the underlying insurance policies.  In addition, the Company maintains a portion of its investment portfolio in relatively short-term and highly liquid assets as a secondary source of liquidity should net cash flows from operating activities prove insufficient to fund current operating needs.  As of June 30, 2011, the Company did not have any significant variations between the maturity dates of its investments and the expected payment of its loss and settlement expense reserves.

The Company is a holding company whose principal asset is its investment in its insurance subsidiaries.  As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase program.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2011 without prior regulatory approval is approximately $39,271,000.  The Company received $6,000,000 and $9,000,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $4,923,000 and $4,729,000 in the first six months of 2011 and 2010, respectively.

The Company’s insurance and reinsurance company subsidiaries must maintain adequate liquidity to ensure that their cash obligations are met; however, because of their participation in the pooling agreement and the quota share agreement, they do not have the daily liquidity concerns normally associated with an insurance or reinsurance company.  This is because under the terms of the pooling and quota share agreements, Employers Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the Company’s reinsurance subsidiary, and then settles inter-company balances generated by these transactions with the participating companies on a monthly basis.  Prior to the second quarter of 2011, inter-company balances were settled on a quarterly basis.

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

The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At June 30, 2011 and December 31, 2010, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $27,681,000 and $20,770,000, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries for state and political subdivision securities.  Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

The majority of the Company’s assets are invested in fixed maturity securities.  These investments provide a substantial amount of investment income that supplements underwriting results and contributes to net earnings.  As these investments mature, or are called, the proceeds are reinvested at current interest rates, which may be higher or lower than those now being earned; therefore, more or less investment income may be available to contribute to net earnings.  Due to the declining interest rate environment, the Company experienced a high level of call activity on its fixed maturity securities during 2010 and 2009.  The proceeds from these called securities, as well as subsequent maturities, have been reinvested at lower yields, which is having a negative impact on current investment income.

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

  The Company held $22,000 and $30,000 in minority ownership interests in limited partnerships and limited liability companies at June 30, 2011 and December 31, 2010, respectively.  The Company does not hold any other unregistered securities.

The Company’s cash balance was $277,000 and $492,000 at June 30, 2011 and December 31, 2010, respectively.

During the first six months of 2011, Employers Mutual contributed $2,000,000 to its postretirement benefit plans, and made no contribution to its qualified pension plan.  In connection with the settlement of the monthly transaction balances, the Company will reimburse Employers Mutual $561,000 for its share of the contribution to the postretirement benefit plans.  Employers Mutual expects to make a contribution of $22,000,000 to the qualified pension plan and an additional contribution of $2,000,000 to the postretirement benefit plans during the second half of 2011.  The Company’s share of these contributions, if made, will be approximately $6,750,000 and $561,000, respectively.

Employers Mutual contributed $26,000,000 to its qualified pension plan and $2,480,000 to its postretirement benefit plans in 2010.  During the first six months of 2010, Employers Mutual contributed $1,130,000 to its postretirement benefit plans (no contributions to its qualified pension plan during this period).  The Company reimbursed Employers Mutual $7,973,000 for its share of the 2010 qualified pension plan contribution and $697,000 for its share of the 2010 postretirement benefit plans contribution (includes $315,000 for its share of the contribution to the postretirement benefit plans during the first six months of 2010).

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance and reinsurance company subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at June 30, 2011.

The Company’s insurance subsidiaries are required to maintain a certain minimum level of surplus on a statutory basis, and are subject to regulations under which the payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities.  The Company’s insurance subsidiaries are also subject to annual Risk Based Capital (RBC) requirements that may further impact their ability to pay dividends.  RBC requirements attempt to measure minimum statutory capital needs based upon the risks in a company’s mix of products and investment portfolio.  At December 31, 2010, the Company’s insurance subsidiaries had total adjusted statutory capital of $347,133,000, which was well in excess of the minimum RBC requirement of $58,048,000.

The Company’s total cash and invested assets at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities held-to-maturity	$323	$372	-%	$323
Fixed maturity securities available-for-sale	877,611	920,198	83.5	920,198
Equity securities available-for-sale	87,104	110,941	10.1	110,941
Cash	277	277	-	277
Short-term investments	70,373	70,373	6.4	70,373
Other long-term investments	22	22	-	22
	$1,035,710	$1,102,183	100.0%	$1,102,134

	December 31, 2010
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities held-to-maturity	$341	$390	-%	$341
Fixed maturity securities available-for-sale	909,583	941,537	87.2	941,537
Equity securities available-for-sale	75,721	101,139	9.4	101,139
Cash	492	492	-	492
Short-term investments	36,616	36,616	3.4	36,616
Other long-term investments	30	30	-	30
	$1,022,783	$1,080,204	100.0%	$1,080,155

The amortized cost and estimated fair value of fixed maturity and equity securities at June 30, 2011 were as follows:

($ in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$323	$49	$-	$372
Total securities held-to-maturity	$323	$49	$-	$372

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,673	$169	$-	$4,842
US government-sponsored agencies	159,399	1,877	1,235	160,041
Obligations of states and political subdivisions	375,579	16,373	1,072	390,880
Commercial mortgage-backed	79,161	10,335	21	89,475
Residential mortgage-backed	29,321	1,387	35	30,673
Other asset-backed	11,579	1,336	138	12,777
Corporate	217,899	13,740	129	231,510
Total fixed maturity securities	877,611	45,217	2,630	920,198

Equity securities:
Common stocks:
Financial services	9,178	1,597	211	10,564
Information technology	14,299	5,177	175	19,301
Healthcare	11,539	4,184	-	15,723
Consumer staples	7,182	1,039	67	8,154
Consumer discretionary	8,379	5,090	-	13,469
Energy	10,938	3,630	103	14,465
Industrials	10,304	2,124	3	12,425
Other	6,285	1,821	1	8,105
Non-redeemable preferred stocks	9,000	220	485	8,735
Total equity securities	87,104	24,882	1,045	110,941
Total securities available-for-sale	$964,715	$70,099	$3,675	$1,031,139

The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual at an interest rate of 3.60 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the Boards of Directors of the Company and Employers Mutual every five years, with the next review due in 2013.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $450,000 during the first six months of 2011 and 2010.  During the first quarter of 2011, the Company’s property and casualty insurance subsidiaries paid Employers Mutual the interest that had been accrued on the surplus notes during 2010.

As of June 30, 2011, the Company had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

Employers Mutual collects from agents, policyholders and reinsureds all premiums associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the reinsurance subsidiary.  Monthly, Employers Mutual settles with the pool participants and the reinsurance subsidiary the premiums written from these insurance policies and reinsurance contracts, providing full credit for the premiums written during the month (not just the collected portion).  Due to this arrangement, and since a significant portion of these premium balances are collected over the course of the coverage period, Employers Mutual carries a substantial receivable balance for insurance and reinsurance premiums in process of collection.  Any of these receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is charged to the reinsurance subsidiary or allocated to the pool members on the basis of pool participation.  As a result, the Company has an off-balance sheet arrangement with an unconsolidated entity that results in a credit-risk exposure (Employers Mutual’s insurance and reinsurance premium receivable balances) that is not reflected in the Company’s financial statements.  The ten-year average annual charge-off expense allocated to the Company was $313,000 at December 31, 2010.  Based on historical data, this credit-risk exposure is not considered to be material to the Company’s results of operations or financial position, and accordingly, no loss contingency liability has been recorded.

Investment Impairments and Considerations

The Company recorded “other-than-temporary” investment impairment losses totaling $670,000 on four residential mortgage-backed securities (all resulting from an intent to sell) and four equity securities during the second quarter of 2011, compared to $1,577,000 on 14 equity securities during the second quarter of 2010.  For the six months ended June 30, 2011, the Company recognized “other-than-temporary” investment impairment losses totaling $916,000 on four residential mortgage-backed securities (all resulting from an intent to sell) and seven equity securities, compared to $1,929,000 on 16 equity securities and two residential mortgage-backed securities in the same period of 2010.

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

At June 30, 2011, the Company had unrealized losses on available-for-sale securities as presented in the table below.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities.  Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at June 30, 2011.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $2,389,000, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of June 30, 2011.

	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$84,898	$1,235	$-	$-	$84,898	$1,235
Obligations of states and political subdivisions	37,104	1,072	-	-	37,104	1,072
Commercial mortgage-backed	5,659	21	-	-	5,659	21
Residential mortgage-backed	5,054	35	-	-	5,054	35
Other asset-backed	2,968	138	-	-	2,968	138
Corporate	13,169	129	-	-	13,169	129
Subtotal, fixed maturity securities	148,852	2,630	-	-	148,852	2,630

Equity securities:
Common stocks:
Financial services	4,032	211	-	-	4,032	211
Information technology	2,683	175	-	-	2,683	175
Consumer staples	2,186	67	-	-	2,186	67
Energy	1,922	103	-	-	1,922	103
Industrials	103	3	-	-	103	3
Other	167	1	-	-	167	1
Non-redeemable preferred stocks	-	-	4,515	485	4,515	485
Subtotal, equity securities	11,093	560	4,515	485	15,608	1,045
Total temporarily impaired securities	$159,945	$3,190	$4,515	$485	$164,460	$3,675

The Company does not purchase non-investment grade securities.  Any non-investment grade securities held are the result of rating downgrades that occurred subsequent to their purchase.  At June 30, 2011, non-investment grade fixed maturity securities held by the Company included American Airlines, Weyerhaeuser Company and 13 residential mortgage-backed securities.  Of these securities, only one of the residential mortgage-backed securities was in an unrealized loss position with an unrealized loss of $24,000.

Following is a schedule of gross realized losses recognized in the first six months of 2011 from the sale of securities and from “other-than-temporary” investment impairments.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.  This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc.  The losses recognized from the sale of fixed maturity securities are from the sale of all of the Company’s holdings in Chicago Board of Education securities.

	Realized losses from sales			"Other-than-	Total
($ in thousands)	Book value	Sales price	Gross realized losses	temporary" impairment losses	gross realized losses
Fixed maturity securities:
Three months or less	$-	$-	$-	$-	$-
Over three months to six months	-	-	-	-	-
Over six months to nine months	4,141	3,795	346	-	346
Over nine months to twelve months	-	-	-	-	-
Over twelve months	-	-	-	222	222
	$4,141	$3,795	$346	$222	$568

Equity securities:
Three months or less	$5,634	$5,225	$409	$423	$832
Over three months to six months	54	46	8	170	178
Over six months to nine months	-	-	-	54	54
Over nine months to twelve months	-	-	-	-	-
Over twelve months	-	-	-	47	47
	$5,688	$5,271	$417	$694	$1,111

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All of these lease costs are included as expenses under the pooling agreement.  The Company’s contractual obligations as of June 30, 2011 did not change materially from those presented in the Company’s 2010 Form 10-K.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $1,280,000 and $1,269,000 have been accrued as of June 30, 2011 and December 31, 2010, respectively.  Premium tax offsets of $808,000 and $758,000, which are related to prior guarantee fund payments and current assessments, have been accrued as of June 30, 2011 and December 31, 2010, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  Estimated second-injury fund assessments of $1,723,000 and $1,613,000 have been accrued as of June 30, 2011 and December 31, 2010, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $1,615,000 at December 31, 2010.  As a result, the Company had a contingent liability of $1,615,000 at December 31, 2010 should the issuers of those annuities fail to perform.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

NEW ACCOUNTING GUIDANCE

       In June 2011, the Financial Accounting Standards Board (FASB) updated its guidance related to the Comprehensive Income Topic 220 of the FASB Accounting Standards Codification TM (ASC).  The objective of this updated guidance is to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The guidance requires total comprehensive income (including both the net income components and other comprehensive income components) be reported in either a single continuous statement of comprehensive income, or two separate but consecutive statements (the approach currently used in the Company’s consolidated financial statements).  This guidance is to be applied retrospectively to fiscal years (and interim periods within those years) beginning after December 15, 2011.  Early adoption is permitted.  Since the Company already uses the two-statement approach for reporting comprehensive income this guidance with not have an impact to its consolidated financial position or operating results.

In May 2011, the FASB updated its guidance related to the Fair Value Measurement Topic 820 of the ASC to achieve common fair value measurement and disclosure requirements with International Financial Reporting Standards.  The changes in this guidance both clarify the intent of application of existing fair value measurement and disclosure requirements, and change particular principles or requirements for measuring and disclosing fair value measurements.  Specifically included in this guidance is expanded disclosure of the valuation processes used for Level 3 fair value measurements, including quantitative information about unobservable inputs used.  This guidance is to be applied prospectively to interim and annual reporting periods beginning after December 15, 2011.  Adoption of this guidance is not expected to have an impact on the consolidated financial position or operating results of the Company.

In October 2010, the FASB updated its guidance related to Insurance Topic 944 of the ASC to clarify which costs associated with the acquisition of insurance contracts should be capitalized and deferred for recognition during the coverage period.  This guidance specifies that only incremental costs or costs directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost.  Currently, industry practice is such that deferred costs typically also include costs related to unsuccessful acquisitions of insurance contracts.  This guidance is effective for annual reporting periods (and interim reporting periods of those annual reporting periods) beginning on or after December 15, 2011, and may be adopted prospectively or retrospectively.  Adoption of this guidance will have an impact on the consolidated financial position and operating results of the Company since certain costs associated with contract acquisition that are currently deferred will not likely meet the criteria for deferral under the new guidance.  The Company has not yet established an estimate of the impact this new guidance will have on its financial statements.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.           OTHER INFORMATION

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended June 30, 2011:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2 & 3)

4/1/11 - 4/30/11	6,125	$25.10	-	$6,342,126

5/1/11 - 5/31/11	69	20.12	-	6,342,126

6/1/11 - 6/30/11	18,559	18.95	16,700	6,025,555

Total	24,753	$20.48	16,700

(1)
Included in these amounts are 67, 69 and 1,859 shares that were purchased in the open market in April, May and June, respectively, to fulfill the Company’s obligations under its dividend reinvestment and common stock purchase plan.  6,058 shares were purchased in the open market during April under Employers Mutual Casualty Company’s employee stock purchase plan.

(2)
On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program and on October 31, 2008, announced an extension of the program, authorizing an additional $10,000,000.  This purchase program was effective immediately and does not have an expiration date.  A total of $1,534,994 remains available in this plan for the purchase of additional shares.

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

ITEM 6.             EXHIBITS

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2011.

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit number	Item

31.1*	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________________________________________
* Filed herewith ** Furnished, not filed