Form 10-Q
period 2011-09-30
EMC INSURANCE GROUP INC
filed 2011-11-08
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2011
Common stock, $1.00 par value	12,870,541

Table of Content

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost (fair value $364,994 and $389,679)	$317,279	$340,803
Securities available-for-sale, at fair value (amortized cost $894,942,793 and $909,582,782)	952,756,369	941,537,026
Equity securities available-for-sale, at fair value (cost $89,248,731 and $75,721,039)	99,327,795	101,138,982
Other long-term investments, at cost	18,352	29,827
Short-term investments, at cost	66,257,086	36,616,111
Total investments	1,118,676,881	1,079,662,749

Cash	365,574	491,994
Reinsurance receivables due from affiliate	42,556,872	30,256,586
Prepaid reinsurance premiums due from affiliate	10,400,141	9,530,426
Deferred policy acquisition costs (affiliated $44,143,760 and $37,584,448)	44,152,508	37,584,448
Prepaid pension benefits due from affiliate	4,001,151	5,125,701
Accrued investment income	10,802,976	10,925,854
Accounts receivable	1,352,056	1,716,150
Income taxes recoverable	10,618,339	2,350,864
Deferred income taxes	3,930,487	6,690,218
Goodwill	941,586	941,586
Other assets (affiliated $4,353,943 and $2,433,445)	4,530,550	2,517,922
Total assets	$1,252,329,121	$1,187,794,498

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

Table of Content

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
LIABILITIES
Losses and settlement expenses (affiliated $596,866,878 and $553,125,183)	$601,324,726	$556,140,956
Unearned premiums (affiliated $196,010,325 and $167,896,119)	196,053,488	167,896,119
Other policyholders' funds due to affiliate	5,859,924	8,315,751
Surplus notes payable to affiliate	25,000,000	25,000,000
Amounts due affiliate to settle inter-company transaction balances	23,350,909	18,380,813
Pension and postretirement benefits payable to affiliate	21,652,677	20,418,716
Other liabilities (affiliated $14,993,243 and $22,861,092)	22,658,051	23,001,141
Total liabilities	895,899,775	819,153,496

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 12,870,541 shares in 2011 and 12,927,678 shares in 2010	12,870,541	12,927,678
Additional paid-in capital	88,177,145	88,937,294
Accumulated other comprehensive income (loss):
Net unrealized losses on fixed maturity securities with "other-than-temporary" impairments	-	(69,852)
Other net unrealized gains	44,130,217	37,361,774
Unrecognized pension and postretirement benefits (all affiliated)	(12,257,939)	(12,796,435)
Total accumulated other comprehensive income	31,872,278	24,495,487
Retained earnings	223,509,382	242,280,543
Total stockholders' equity	356,429,346	368,641,002
Total liabilities and stockholders' equity	$1,252,329,121	$1,187,794,498

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

Table of Content

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,
	2011	2010
REVENUES
Premiums earned (affiliated $105,768,033 and $96,134,999)	$107,416,257	$97,284,237
Investment income, net	11,331,251	12,235,007
Net realized investment gains, excluding impairment losses on available-for-sale securities	1,390,382	2,116,249
Total "other-than-temporary" impairment losses on available-for-sale securities	(4,912,063)	(366,319)
Net realized investment gains (losses)	(3,521,681)	1,749,930
Other income (all affiliated)	198,157	229,520
	115,423,984	111,498,694
LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $91,157,122 and $67,706,628)	91,360,677	67,572,519
Dividends to policyholders (all affiliated)	1,713,336	1,905,231
Amortization of deferred policy acquisition costs (affiliated $23,214,123 and $21,306,350)	23,284,182	21,590,581
Other underwriting expenses (affiliated $6,670,729 and $9,422,956)	6,670,535	9,422,956
Interest expense (all affiliated)	225,000	225,000
Other expense (affiliated $563,369 and $810,159)	176,050	965,956
	123,429,780	101,682,243
Income (loss) before income tax expense (benefit)	(8,005,796)	9,816,451

INCOME TAX EXPENSE (BENEFIT)
Current	(3,108,524)	2,055,285
Deferred	(753,189)	302,591
	(3,861,713)	2,357,876
Net income (loss)	$(4,144,083)	$7,458,575

Net income (loss) per common share -basic and diluted	$(0.32)	$0.57
Dividend per common share	$0.19	$0.18

Average number of common shares outstanding -basic and diluted	12,886,163	12,979,372

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

Table of Content

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine months ended September 30,
	2011	2010
REVENUES
Premiums earned (affiliated $300,689,772 and $282,671,314)	$304,634,600	$286,060,414
Investment income, net	34,882,954	37,414,018
Net realized investment gains, excluding impairment losses on available-for-sale securities	12,265,135	3,724,710
Total "other-than-temporary" impairment losses on available-for-sale securities	(5,742,360)	(2,174,873)
Portion of "other-than-temporary" impairment losses on fixed maturity available-for-sale securities reclassified from other comprehensive income (before taxes)	(86,017)	(120,539)
Net impairment losses on available-for-sale securities	(5,828,377)	(2,295,412)
Net realized investment gains	6,436,758	1,429,298
Other income (all affiliated)	638,470	656,567
	346,592,782	325,560,297
LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $263,568,983 and $193,367,014)	266,501,044	194,767,211
Dividends to policyholders (all affiliated)	4,081,374	5,778,317
Amortization of deferred policy acquisition costs (affiliated $70,256,228 and $65,181,923)	70,940,126	66,096,981
Other underwriting expenses (affiliated $25,048,390 and $28,973,059)	24,926,971	28,922,785
Interest expense (all affiliated)	675,000	675,000
Other expense (affiliated $2,254,061 and $1,498,705)	2,131,475	1,464,866
	369,255,990	297,705,160
Income (loss) before income tax expense (benefit)	(22,663,208)	27,855,137

INCOME TAX EXPENSE (BENEFIT)
Current	(10,046,869)	6,591,688
Deferred	(1,212,387)	628,309
	(11,259,256)	7,219,997
Net income (loss)	$(11,403,952)	$20,635,140

Net income (loss) per common share -basic and diluted	$(0.88)	$1.58

Dividend per common share	$0.57	$0.54

Average number of common shares outstanding -basic and diluted	12,926,670	13,077,450

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

Table of Content

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,
	2011	2010

Net income (loss)	$(4,144,083)	$7,458,575

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on investment securities, net of deferred income tax expense (benefit) of ($718,594) and $8,763,683	(1,334,523)	16,275,411
Reclassification adjustment for realized investment (gains) losses included in net income (loss), net of income tax (expense) benefit of $1,232,589 and ($612,476)	2,289,092	(1,137,454)
Change in unrealized holding gains on fixed maturity securities with "other-than-temporary" impairment, net of deferred income tax expense of $0 and $19,030	-	35,338
Adjustment associated with affiliate's pension and postretirement benefit plans, net of deferred income tax expense of $104,508 and $98,477:
Net actuarial loss	274,790	260,933
Prior service credit	(80,702)	(78,040)
	194,088	182,893

Other comprehensive income	1,148,657	15,356,188

Total comprehensive income (loss)	$(2,995,426)	$22,814,763

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

Table of Content

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Nine months ended September 30,
	2011	2010

Net income (loss)	$(11,403,952)	$20,635,140

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains on investment securities, net of deferred income tax expense of $5,927,516 and $14,420,647	11,008,247	26,781,201
Reclassification adjustment for realized investment gains included in net income (loss), net of income tax expense of $2,282,971 and $542,443	(4,239,804)	(1,007,394)
Change in unrealized holding gains on fixed maturity securities with "other-than-temporary" impairment, net of deferred income tax expense of $7,507 and $53,872	13,941	100,045
Reclassification adjustment for realized investment losses from fixed maturity securities with "other-than-temporary" impairment included in net income, net of income tax benefit of $30,106 and $42,188	55,911	78,351
Adjustment associated with affiliate's pension and postretirement benefit plans, net of deferred income tax expense of $289,960 and $296,931:
Net actuarial loss	775,532	785,569
Prior service credit	(237,036)	(234,124)
	538,496	551,445

Other comprehensive income	7,376,791	26,503,648

Total comprehensive income (loss)	$(4,027,161)	$47,138,788

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

Table of Content

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,403,952)	$20,635,140

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Losses and settlement expenses (affiliated $43,741,695 and $10,570,393)	45,183,770	11,097,500
Unearned premiums (affiliated $28,114,206 and $23,699,789)	28,157,369	23,699,789
Other policyholders' funds due to affilitate	(2,455,827)	(415,198)
Amounts due affiliate to settle inter-company transaction balances	4,970,096	(22,898,319)
Pension and postretirement benefits payable to affiliate	3,186,967	3,778,948
Reinsurance receivables due from affiliate	(12,300,286)	(1,842,101)
Prepaid reinsurance premiums due from affiliate	(869,715)	(4,586,938)
Commission payable (affiliated ($6,472,164) and ($1,635,680))	(6,465,019)	(1,594,362)
Interest payable to affiliate	(225,000)	(225,000)
Deferred policy acquisition costs (affiliated ($6,559,312) and ($4,563,771))	(6,568,060)	(4,563,771)
Stock-based compensation payable to affiliate	150,802	112,054
Accrued investment income	122,878	(648,342)
Accrued income tax:
Current	(8,260,853)	(8,018,462)
Deferred	(1,212,387)	628,309
Realized investment gains	(6,436,758)	(1,429,298)
Accounts receivable	364,094	(729,552)
Amortization of premium/discount on fixed maturity securities	(581,134)	(802,570)
Other, net (affiliated ($3,095,097) and ($4,222,703))	(3,254,620)	(4,292,828)
	33,506,317	(12,730,141)
Net cash provided by operating activities	$22,102,365	$7,904,999

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

Table of Content

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities held-to-maturity	$23,627	$57,734
Purchases of fixed maturity securities available-for-sale	(161,203,068)	(149,067,364)
Disposals of fixed maturity securities available-for-sale	183,498,684	143,105,230
Purchases of equity securities available-for-sale	(60,685,974)	(28,260,083)
Disposals of equity securities available-for-sale	54,102,743	28,550,120
Disposals of other long-term investments	11,475	12,166
Net (purchases) disposals of short-term investments	(29,640,975)	9,372,377
Net cash provided by (used in) investing activities	(13,893,488)	3,770,180

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affilate's stock option plans	875,186	755,705
Excess tax benefit associated with affilate's stock option plans	6,622	342
Repurchase of common stock	(1,849,896)	(5,294,432)
Dividends paid to stockholders (affiliated ($4,473,276) and ($4,237,840))	(7,367,209)	(7,058,028)
Net cash used in financing activities	(8,335,297)	(11,596,413)

NET INCREASE (DECREASE) IN CASH	(126,420)	78,766
Cash at the beginning of the year	491,994	278,534

Cash at the end of the quarter	$365,574	$357,300

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

Table of Content

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

2.       NEW ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (FASB) updated its guidance related to the Intangibles-Goodwill and Other Topic 350 of the FASB Accounting Standards Codification TM (ASC).   The objective of this updated guidance is to simplify the process of testing goodwill for impairment.  The guidance allows an initial qualitative assessment to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying amount.  If an entity concludes that it is more likely than not that the fair value is greater than its carrying amount, then performing the two-step goodwill impairment test is unnecessary.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  Adoption of this guidance will not have an impact on the consolidated financial position or operating results of the Company.

  In June 2011, the FASB updated its guidance related to the Comprehensive Income Topic 220 of the ASC.  The objective of this updated guidance is to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The guidance requires total comprehensive income (including both the net income components and other comprehensive income components) be reported in either a single continuous statement of comprehensive income, or two separate but consecutive statements (the approach currently used in the Company’s consolidated financial statements).  This guidance is to be applied retrospectively to fiscal years (and interim periods within those years) beginning after December 15, 2011.  Early adoption is permitted.  Since the Company already uses the two-statement approach for reporting comprehensive income, this guidance will not have any impact on its consolidated financial position or operating results.

Table of Content

In May 2011, the FASB updated its guidance related to the Fair Value Measurement Topic 820 of the ASC to achieve common fair value measurement and disclosure requirements with International Financial Reporting Standards.  The changes in this guidance both clarify the intent of application of existing fair value measurement and disclosure requirements, and change particular principles or requirements for measuring and disclosing fair value measurements.  Specifically included in this guidance is expanded disclosure of the valuation processes used for Level 3 fair value measurements, including quantitative information about unobservable inputs used.  This guidance is to be applied prospectively to interim and annual reporting periods beginning after December 15, 2011.  Adoption of this guidance is not expected to have any impact on the consolidated financial position or operating results of the Company.

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

Table of Content

3.       REINSURANCE

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months and nine months ended September 30, 2011 and 2010 is presented below.

	Three months ended September 30, 2011
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$96,286,937	$-	$96,286,937
Assumed from nonaffiliates	578,928	32,363,185	32,942,113
Assumed from affiliates	109,194,449	-	109,194,449
Ceded to nonaffiliates	(7,473,697)	(3,669,773)	(11,143,470)
Ceded to affiliates	(96,286,937)	(2,869,341)	(99,156,278)
Net premiums written	$102,299,680	$25,824,071	$128,123,751

Premiums earned
Direct	$74,330,476	$-	$74,330,476
Assumed from nonaffiliates	474,357	31,692,494	32,166,851
Assumed from affiliates	88,073,825	-	88,073,825
Ceded to nonaffiliates	(6,252,425)	(3,702,653)	(9,955,078)
Ceded to affiliates	(74,330,476)	(2,869,341)	(77,199,817)
Net premiums earned	$82,295,757	$25,120,500	$107,416,257

Losses and settlement expenses incurred
Direct	$59,667,253	$-	$59,667,253
Assumed from nonaffiliates	427,383	26,609,406	27,036,789
Assumed from affiliates	76,633,840	218,689	76,852,529
Ceded to nonaffiliates	(6,531,312)	(4,595,308)	(11,126,620)
Ceded to affiliates	(59,667,253)	(1,402,021)	(61,069,274)

Net losses and settlement expenses incurred	$70,529,911	$20,830,766	$91,360,677

Table of Content

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

Table of Content

	Nine months ended September 30, 2011
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$236,464,970	$-	$236,464,970
Assumed from nonaffiliates (1)	1,149,037	88,108,827	89,257,864
Assumed from affiliates	282,462,185	-	282,462,185
Ceded to nonaffiliates	(19,777,316)	(12,241,458)	(32,018,774)
Ceded to affiliates (1)	(236,464,970)	(7,586,737)	(244,051,707)
Net premiums written	$263,833,906	$68,280,632	$332,114,538

Premiums earned
Direct	$208,935,272	$-	$208,935,272
Assumed from nonaffiliates	1,101,953	86,765,065	87,867,018
Assumed from affiliates	255,503,378	-	255,503,378
Ceded to nonaffiliates	(18,617,074)	(12,531,985)	(31,149,059)
Ceded to affiliates	(208,935,272)	(7,586,737)	(216,522,009)
Net premiums earned	$237,988,257	$66,646,343	$304,634,600

Losses and settlement expenses incurred
Direct	$194,629,900	$-	$194,629,900
Assumed from nonaffiliates	1,212,075	98,483,897	99,695,972
Assumed from affiliates	206,238,698	559,036	206,797,734
Ceded to nonaffiliates	(13,133,654)	(13,421,015)	(26,554,669)
Ceded to affiliates	(194,629,900)	(13,437,993)	(208,067,893)

Net losses and settlement expenses incurred	$194,317,119	$72,183,925	$266,501,044

(1)
The “Reinsurance” and “Total” amounts include $1,022,885 associated with a portfolio adjustment related to the January 1, 2011 increase in participation in the MRB pool.  Ten percent of this amount ($102,288) is included in the ceded to affiliates amounts in accordance with the terms of the excess of loss reinsurance protection provided by Employers Mutual.

Table of Content

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

●
“Ceded to affiliates” for the property and casualty insurance subsidiaries represents the cession of their direct business to Employers Mutual under the terms of the pooling agreement.  For the reinsurance subsidiary, starting in 2011 this line includes amounts ceded to Employers Mutual in connection with the stand-alone excess of loss reinsurance agreement.

Table of Content

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

Summarized financial information for the Company’s segments is as follows:

	Property and
	casualty		Parent
Three months ended September 30, 2011	insurance	Reinsurance	company	Consolidated
Premiums earned	$82,295,757	$25,120,500	$-	$107,416,257

Underwriting loss	(15,088,315)	(524,158)	-	(15,612,473)
Net investment income	8,222,036	3,109,923	(708)	11,331,251
Realized investment losses	(2,723,889)	(797,792)	-	(3,521,681)
Other income	198,157	-	-	198,157
Interest expense	225,000	-	-	225,000
Other expenses	209,359	(343,920)	310,611	176,050

Income (loss) before income tax expense (benefit)	$(9,826,370)	$2,131,893	$(311,319)	$(8,005,796)

	Property and
	casualty		Parent
Three months ended September 30, 2010	insurance	Reinsurance	company	Consolidated
Premiums earned	$76,974,312	$20,309,925	$-	$97,284,237

Underwriting profit (loss)	(6,811,922)	3,604,872	-	(3,207,050)
Net investment income	9,111,308	3,123,829	(130)	12,235,007
Realized investment gains	1,340,740	409,190	-	1,749,930
Other income	229,520	-	-	229,520
Interest expense	225,000	-	-	225,000
Other expenses	206,750	416,176	343,030	965,956

Income (loss) before income tax expense (benefit)	$3,437,896	$6,721,715	$(343,160)	$9,816,451

Table of Content

	Property and
	casualty		Parent
Nine months ended September 30, 2011	insurance	Reinsurance	company	Consolidated
Premiums earned	$237,988,257	$66,646,343	$-	$304,634,600

Underwriting loss	(42,237,376)	(19,577,539)	-	(61,814,915)
Net investment income	25,505,564	9,377,492	(102)	34,882,954
Realized investment gains	4,933,135	1,503,623	-	6,436,758
Other income	638,470	-	-	638,470
Interest expense	675,000	-	-	675,000
Other expenses	535,800	597,928	997,747	2,131,475

Loss before income tax benefit	$(12,371,007)	$(9,294,352)	$(997,849)	$(22,663,208)

Assets	$911,272,993	$335,335,976	$356,543,602	$1,603,152,571
Eliminations	-	-	(350,548,284)	(350,548,284)
Reclassifications	-	-	(275,166)	(275,166)
Net assets	$911,272,993	$335,335,976	$5,720,152	$1,252,329,121

	Property and
	casualty		Parent
Nine months ended September 30, 2010	insurance	Reinsurance	company	Consolidated
Premiums earned	$227,598,574	$58,461,840	$-	$286,060,414

Underwriting profit (loss)	(15,297,098)	5,792,218	-	(9,504,880)
Net investment income	27,997,409	9,422,006	(5,397)	37,414,018
Realized investment gains	1,134,882	294,416	-	1,429,298
Other income	656,567	-	-	656,567
Interest expense	675,000	-	-	675,000
Other expenses	633,558	(237,116)	1,068,424	1,464,866

Income (loss) before income tax expense (benefit)	$13,183,202	$15,745,756	$(1,073,821)	$27,855,137

Year ended December 31, 2010
Assets	$876,034,367	$310,104,843	$369,116,425	$1,555,255,635
Eliminations	-	-	(363,926,907)	(363,926,907)
Reclassifications	-	(3,534,230)	-	(3,534,230)
Net assets	$876,034,367	$306,570,613	$5,189,518	$1,187,794,498

Table of Content

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three months and nine months ended September 30, 2011 and 2010, by line of insurance.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Property and casualty insurance segment
Commercial lines:
Automobile	$17,191,989	$16,499,022	$49,847,697	$49,231,303
Property	17,703,212	16,508,912	50,957,255	48,756,488
Workers' compensation	17,596,662	15,786,454	50,698,264	47,197,686
Liability	15,373,023	14,691,512	44,758,242	43,520,587
Other	1,900,875	2,069,367	5,717,603	6,297,880
Total commercial lines	69,765,761	65,555,267	201,979,061	195,003,944

Personal lines:
Automobile	7,032,915	6,472,251	20,284,153	18,961,331
Property	5,355,492	4,811,642	15,313,489	13,228,322
Liability	141,589	135,152	411,554	404,977
Total personal lines	12,529,996	11,419,045	36,009,196	32,594,630
Total property and casualty insurance	$82,295,757	$76,974,312	$237,988,257	$227,598,574

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$2,084,458	$1,728,524	$6,634,110	$5,380,181
Property	4,580,264	3,287,102	11,175,433	10,012,201
Marine/Aviation	217,535	292,139	650,580	593,626
Casualty	368,818	336,666	891,208	847,567
Crop	341,454	333,555	1,010,606	911,126
Total pro rata reinsurance	7,592,529	5,977,986	20,361,937	17,744,701

Excess of loss reinsurance:
Property	14,768,363	11,743,929	38,697,580	32,662,649
Casualty	2,768,280	2,597,033	7,591,744	8,060,652
Surety	(8,672)	(9,023)	(4,918)	(6,162)
Total excess of loss reinsurance	17,527,971	14,331,939	46,284,406	40,717,139
Total reinsurance	$25,120,500	$20,309,925	$66,646,343	$58,461,840

Consolidated	$107,416,257	$97,284,237	$304,634,600	$286,060,414

Table of Content

5.           INCOME TAXES

The actual income tax expense (benefit) for the three months and nine months ended September 30, 2011 and 2010 differed from the “expected” income tax expense (benefit) for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income (loss) before income tax expense (benefit)) as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Computed "expected" income tax expense (benefit)	$(2,802,029)	$3,435,758	$(7,932,123)	$9,749,298
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(1,076,109)	(1,221,533)	(3,481,381)	(3,718,265)
Dividends received deduction	(123,611)	(122,858)	(396,971)	(344,326)
Proration of tax-exempt interest and dividends received deduction	196,049	201,659	597,844	609,389
Elimination of deduction for Medicare Part D retiree drug subsidy	-	-	-	794,383
Other, net	(56,013)	64,850	(46,625)	129,518
Income tax expense (benefit)	$(3,861,713)	$2,357,876	$(11,259,256)	$7,219,997

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

The Company had no provision for uncertain tax positions at September 30, 2011 or December 31, 2010.  The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during the three months or nine months ended September 30, 2011 or 2010.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files a U.S. federal tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2005.  The Company’s U.S. federal tax returns for tax years 2005 through 2008 are currently being audited.  An additional tax liability of approximately $27,000 (including a small amount of interest) is expected to be due as a result of this audit.

Table of Content

6.           EMPLOYEE RETIREMENT PLANS

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Pension plans:
Service cost	$2,421,225	$2,316,334	$8,645,589	$8,038,274
Interest cost	2,464,609	2,475,369	7,277,395	7,471,895
Expected return on plan assets	(3,876,510)	(3,169,247)	(11,629,532)	(9,507,743)
Amortization of net actuarial loss	965,508	994,174	2,646,072	2,996,742
Amortization of prior service cost	99,361	113,020	324,101	339,060
Net periodic pension benefit cost	$2,074,193	$2,729,650	$7,263,625	$9,338,228

Postretirement benefit plans:
Service cost	$1,150,622	$982,900	$3,451,866	$2,948,700
Interest cost	1,499,645	1,383,440	4,498,935	4,150,320
Expected return on plan assets	(732,473)	(738,123)	(2,197,420)	(2,214,367)
Amortization of net actuarial loss	444,212	337,737	1,332,636	1,013,211
Amortization of prior service credit	(532,814)	(532,814)	(1,598,442)	(1,598,442)
Net periodic postretirement benefit cost	$1,829,192	$1,433,140	$5,487,575	$4,299,422

Net periodic pension benefit cost allocated to the Company amounted to $641,814 and $845,049 for the three months and $2,237,759 and $2,879,931 for the nine months ended September 30, 2011 and 2010, respectively.  Net periodic postretirement benefit cost allocated to the Company amounted to $527,791 and $409,930 for the three months and $1,583,382 and $1,229,796 for the nine months ended September 30, 2011 and 2010, respectively.

During the first nine months of 2011, Employers Mutual contributed $2,000,000 to its postretirement benefit plans, and made no contribution to its qualified pension plan.  In connection with the settlement of the monthly transaction balances, the Company reimbursed Employers Mutual $561,000 for its share of the contribution to the postretirement benefit plans.  Employers Mutual expects to make a contribution of $22,000,000 to the qualified pension plan and an additional contribution of $2,000,000 to the postretirement benefit plans during the fourth quarter of 2011.  The Company’s share of these contributions, if made, will be approximately $6,750,000 and $561,000, respectively.

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

Table of Content

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

The Company recognized compensation expense from these plans of $39,229 ($28,280 net of tax) and $27,978 ($23,844 net of tax) for the three months and $150,802 ($108,000 net of tax) and $112,054 ($91,374 net of tax) for the nine months ended September 30, 2011 and 2010, respectively.  No compensation expense was recognized during the three months or nine months ended September 30, 2011 and 2010 related to a separate stock appreciation rights agreement that is accounted for as a liability-classified award, because the fair value of the award did not exceed the floor amount contained in the agreement.  During the first nine months of 2011, 302,180 non-qualified stock options were granted under the 2007 Plan to eligible participants at a price of $24.405.  During the nine months ended September 30, 2011, 33,031 options were exercised under the plans at prices ranging from $11.38 to $20.68.

The weighted average fair value of options granted during the nine months ended September 30, 2011 and 2010 amounted to $4.44 and $1.77, respectively.  Employers Mutual estimated the fair value of each option grant on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted-average assumptions:

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

The expected volatility of options granted in 2011 was computed by using the historical daily prices of the Company’s common stock for a period covering 6.4 years, which approximates the average term of the options.  This produced an expected volatility of 43.7 percent for individuals who will not be eligible to retire prior to the completion of the normal vesting period.  The expected volatility of options granted to individuals who are, or will be, eligible to retire prior to the completion of the normal vesting period was computed by using the historical daily prices for the period approximating the expected term of those options.  This produced expected volatility ranging from 20.9 percent to 51.2 percent.  The weighted-average volatility of the 2011 option grant was 32.76 percent.  Prior to 2011, expected volatilities were calculated, in most instances, using historical high and low average monthly prices of the Company’s common stock.  This produced expected volatilities that were typically lower than those calculated in 2011 using daily prices.  Due to the higher expected volatilities used in the valuation of the 2011 option grant, the fair values of the granted options are higher, which produces a larger amount of stock compensation expense.

Table of Content

8.       DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

	Carrying	Estimated
	amount	fair value
September 30, 2011
Assets:
Fixed maturity securities held-to-maturity:
Residential mortgage-backed	$317,279	$364,994
Total fixed maturity securities held-to-maturity	317,279	364,994

Fixed maturity securities available-for-sale:
U.S. treasury	4,994,179	4,994,179
U.S. government-sponsored agencies	157,038,965	157,038,965
Obligations of states and political subdivisions	402,711,288	402,711,288
Commercial mortgage-backed	99,894,618	99,894,618
Residential mortgage-backed	22,873,568	22,873,568
Other asset-backed	12,917,284	12,917,284
Corporate	252,326,467	252,326,467
Total fixed maturity securities available-for-sale	952,756,369	952,756,369

Equity securities available-for-sale:
Common stocks:
Financial services	8,622,787	8,622,787
Information technology	15,589,751	15,589,751
Healthcare	13,315,396	13,315,396
Consumer staples	7,337,752	7,337,752
Consumer discretionary	13,240,568	13,240,568
Energy	17,119,365	17,119,365
Industrials	6,984,769	6,984,769
Other	9,818,207	9,818,207
Non-redeemable preferred stocks	7,299,200	7,299,200
Total equity securities available-for-sale	99,327,795	99,327,795

Short-term investments	66,257,086	66,257,086
Other long-term investments	18,352	18,352

Liabilities:
Surplus notes	25,000,000	26,191,794

Table of Content

	Carrying	Estimated
	amount	fair value
December 31,2010
Assets:
Fixed maturity securities held-to-maturity:
Residential mortgage-backed	$340,803	$389,679
Total fixed maturity securities held-to-maturity	340,803	389,679

Fixed maturity securities available-for-sale:
U.S. treasury	4,801,766	4,801,766
U.S. government-sponsored agencies	168,072,840	168,072,840
Obligations of states and political subdivisions	390,932,504	390,932,504
Commercial mortgage-backed	93,222,219	93,222,219
Residential mortgage-backed	34,285,838	34,285,838
Other asset-backed	13,100,849	13,100,849
Corporate	237,121,010	237,121,010
Total fixed maturity securities available-for-sale	941,537,026	941,537,026

Equity securities available-for-sale:
Common stocks:
Financial services	11,246,421	11,246,421
Information technology	17,350,652	17,350,652
Healthcare	12,785,689	12,785,689
Consumer staples	7,784,286	7,784,286
Consumer discretionary	12,162,474	12,162,474
Energy	9,381,310	9,381,310
Industrials	7,466,153	7,466,153
Other	14,630,005	14,630,005
Non-redeemable preferred stocks	8,331,992	8,331,992
Total equity securities available-for-sale	101,138,982	101,138,982

Short-term investments	36,616,111	36,616,111
Other long-term investments	29,827	29,827

Liabilities:
Surplus notes	25,000,000	23,893,033

The estimated fair value of fixed maturity securities, equity securities and short-term investments is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.

Other long-term investments, consisting primarily of holdings in limited partnerships and limited liability companies, are valued by the various fund managers.  In management’s opinion, these values reflect fair value at September 30, 2011 and December 31, 2010.

The fair value of the surplus notes is estimated using discounted cash flow analysis based on what the Company’s current incremental borrowing rate would be for similar debt obligations.

Table of Content

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

Table of Content

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  Since this is not an observable input, any fixed maturity security in the Company’s portfolio that is on this list is classified as a Level 3 fair value measurement.  At September 30, 2011, the Company did not hold any fixed maturity securities that were priced solely from broker quotes.

A small number of the Company’s securities are not priced by the independent pricing service.  One is an equity security that is reported as a Level 3 fair value measurement at September 30, 2011 and December 31, 2010, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements.  This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $2,246 at September 30, 2011 and $2,130 at December 31, 2010.  The other securities not priced by the Company’s independent pricing service at September 30, 2011 are two fixed maturity securities (three fixed maturity securities were not priced by the Company’s independent pricing service at December 31, 2010).  These fixed maturity securities are classified as Level 2 fair value measurements and are carried at aggregate fair values of $10,039,266 at September 30, 2011 and $12,914,542 at December 31, 2010.  The fair values for these fixed maturity securities were obtained from the Company’s investment custodian using independent pricing services which utilize similar pricing techniques as the Company’s independent pricing service.

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

Table of Content

The Company’s fixed maturity and equity securities available-for-sale, as well as short-term investments, are measured at fair value on a recurring basis.  No assets or liabilities are currently measured at fair value on a non-recurring basis.  Presented in the table below are the Company’s assets that are measured at fair value on a recurring basis, as of September 30, 2011 and December 31, 2010.

		Fair value measurements at September 30, 2011 using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturity securities available-for-sale:
U.S. treasury	$4,994,179	$-	$4,994,179	$-
U.S. government-sponsored agencies	157,038,965	-	157,038,965	-
Obligations of states and political subdivisions	402,711,288	-	402,711,288	-
Commercial mortgage-backed	99,894,618	-	99,894,618	-
Residential mortgage-backed	22,873,568	-	22,873,568	-
Other asset-backed	12,917,284	-	12,917,284	-
Corporate	252,326,467	-	252,326,467	-
Total fixed maturity securities available-for-sale	952,756,369	-	952,756,369	-

Equity securities available-for-sale:
Common stocks:
Financial services	8,622,787	8,620,541	-	2,246
Information technology	15,589,751	15,589,751	-	-
Healthcare	13,315,396	13,315,396	-	-
Consumer staples	7,337,752	7,337,752	-	-
Consumer discretionary	13,240,568	13,240,568	-	-
Energy	17,119,365	17,119,365	-	-
Industrials	6,984,769	6,984,769	-	-
Other	9,818,207	9,818,207	-	-
Non-redeemable preferred stocks	7,299,200	7,299,200	-	-
Total equity securities available-for-sale	99,327,795	99,325,549	-	2,246

Short-term investments	66,257,086	66,257,086	-	-
	$1,118,341,250	$165,582,635	$952,756,369	$2,246

Table of Content

		Fair value measurements at December 31, 2010 using
Description	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fixed maturity securities available-for-sale:
U.S. treasury	$4,801,766	$-	$4,801,766	$-
U.S. government-sponsored agencies	168,072,840	-	168,072,840	-
Obligations of states and political subdivisions	390,932,504	-	390,932,504	-
Commercial mortgage-backed	93,222,219	-	93,222,219	-
Residential mortgage-backed	34,285,838	-	34,285,838	-
Other asset-backed	13,100,849	-	13,100,849	-
Corporate	237,121,010	-	237,121,010	-
Total fixed maturity securities available-for-sale	941,537,026	-	941,537,026	-

Equity securities available-for-sale:
Common stocks:
Financial services	11,246,421	11,244,291	-	2,130
Information technology	17,350,652	17,350,652	-	-
Healthcare	12,785,689	12,785,689	-	-
Consumer staples	7,784,286	7,784,286	-	-
Consumer discretionary	12,162,474	12,162,474	-	-
Energy	9,381,310	9,381,310	-	-
Industrials	7,466,153	7,466,153	-	-
Other	14,630,005	14,630,005	-	-
Non-redeemable preferred stocks	8,331,992	8,331,992	-	-
Total equity securities available-for-sale	101,138,982	101,136,852	-	2,130

Short-term investments	36,616,111	36,616,111	-	-
	$1,079,292,119	$137,752,963	$941,537,026	$2,130

Table of Content

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended September 30, 2011 and 2010.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities are reported as realized investment gains or losses in net income.

	Fair value measurements using significant unobservable inputs (Level 3)
Three months ended September 30, 2011	Equity securities available-for-sale, financial services	Total
Balance at June 30, 2011	$2,246	$2,246
Total unrealized gains included in other comprehensive income	-	-
Balance at September 30, 2011	$2,246	$2,246

Nine months ended September 30, 2011
Balance at December 31, 2010	$2,130	$2,130
Total unrealized gains included in other comprehensive income	116	116
Balance at September 30, 2011	$2,246	$2,246

	Fair value measurements using significant unobservable inputs (Level 3)
Three months ended September 30, 2010	Equity securities available-for-sale, financial services	Total
Balance at June 30, 2010	$2,130	$2,130
Total unrealized gains included in other comprehensive income	-	-
Balance at September 30, 2010	$2,130	$2,130

Nine months ended September 30, 2010
Balance at December 31, 2009	$2,014	$2,014
Total unrealized gains included in other comprehensive income	116	116
Balance at September 30, 2010	$2,130	$2,130

There were no transfers into or out of Levels 1 or 2 during the three months or nine months ended September 30, 2011 or 2010.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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

Table of Content

The amortized cost and estimated fair value of securities held-to-maturity and available-for-sale as of September 30, 2011 and December 31, 2010 are as follows.  Securities classified as held-to-maturity are carried at amortized cost.  All other securities have been classified as available-for-sale and are carried at fair value.

September 30, 2011	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$317,279	$47,715	$-	$364,994
Total securities held-to-maturity	$317,279	$47,715	$-	$364,994

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,677,629	$316,550	$-	$4,994,179
U.S. government-sponsored agencies	153,574,859	3,473,854	9,748	157,038,965
Obligations of states and political subdivisions	375,793,667	26,971,221	53,600	402,711,288
Commercial mortgage-backed	90,568,013	9,362,068	35,463	99,894,618
Residential mortgage-backed	21,488,979	1,445,531	60,942	22,873,568
Other asset-backed	11,450,462	1,467,322	500	12,917,284
Corporate	237,389,184	15,929,968	992,685	252,326,467
Total fixed maturity securities	894,942,793	58,966,514	1,152,938	952,756,369

Equity securities:
Common stocks:
Financial services	9,259,195	330,265	966,673	8,622,787
Information technology	11,013,177	4,616,783	40,209	15,589,751
Healthcare	12,064,568	1,514,628	263,800	13,315,396
Consumer staples	7,111,896	487,244	261,388	7,337,752
Consumer discretionary	9,739,804	3,834,225	333,461	13,240,568
Energy	15,704,203	1,857,419	442,257	17,119,365
Industrials	6,434,445	556,911	6,587	6,984,769
Other	9,760,843	428,408	371,044	9,818,207
Non-redeemable preferred stocks	8,160,600	275,000	1,136,400	7,299,200
Total equity securities	89,248,731	13,900,883	3,821,819	99,327,795
Total securities available-for-sale	$984,191,524	$72,867,397	$4,974,757	$1,052,084,164

Table of Content

December 31, 2010	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$340,803	$48,876	$-	$389,679
Total securities held-to-maturity	$340,803	$48,876	$-	$389,679

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,747,814	$53,952	$-	$4,801,766
U.S. government-sponsored agencies	167,976,167	1,995,829	1,899,156	168,072,840
Obligations of states and political subdivisions	384,164,252	11,650,499	4,882,247	390,932,504
Commercial mortgage-backed	82,906,928	10,341,728	26,437	93,222,219
Residential mortgage-backed	32,801,281	1,664,155	179,598	34,285,838
Other asset-backed	12,100,433	1,056,995	56,579	13,100,849
Corporate	224,885,907	12,954,535	719,432	237,121,010
Total fixed maturity securities	909,582,782	39,717,693	7,763,449	941,537,026

Equity securities:
Common stocks:
Financial services	8,630,273	2,667,761	51,613	11,246,421
Information technology	11,215,431	6,163,395	28,174	17,350,652
Healthcare	10,200,062	2,705,556	119,929	12,785,689
Consumer staples	6,010,692	1,834,157	60,563	7,784,286
Consumer discretionary	7,636,589	4,535,110	9,225	12,162,474
Energy	6,350,228	3,031,082	-	9,381,310
Industrials	5,395,949	2,096,834	26,630	7,466,153
Other	11,281,815	3,350,963	2,773	14,630,005
Non-redeemable preferred stocks	9,000,000	100,000	768,008	8,331,992
Total equity securities	75,721,039	26,484,858	1,066,915	101,138,982
Total securities available-for-sale	$985,303,821	$66,202,551	$8,830,364	$1,042,676,008

Table of Content

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of September 30, 2011 and December 31, 2010, listed by length of time the securities were in an unrealized loss position.

September 30, 2011	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$11,949,048	$9,748	$-	$-	$11,949,048	$9,748
Obligations of states and political subdivisions	2,346,880	53,600	-	-	2,346,880	53,600
Commercial mortgage-backed	6,301,909	35,463	-	-	6,301,909	35,463
Residential mortgage-backed	1,559,259	60,942	-	-	1,559,259	60,942
Other asset-backed	999,500	500	-	-	999,500	500
Corporate	40,442,680	838,909	846,500	153,776	41,289,180	992,685
Total, fixed maturity securities	63,599,276	999,162	846,500	153,776	64,445,776	1,152,938

Equity securities:
Common stocks:
Financial services	4,625,957	966,673	-	-	4,625,957	966,673
Information technology	1,008,045	40,209	-	-	1,008,045	40,209
Healthcare	3,483,688	263,800	-	-	3,483,688	263,800
Consumer staples	3,083,589	261,388	-	-	3,083,589	261,388
Consumer discretionary	2,633,197	333,461	-	-	2,633,197	333,461
Energy	6,176,221	442,257	-	-	6,176,221	442,257
Industrials	140,859	6,587	-	-	140,859	6,587
Other	1,349,153	371,044	-	-	1,349,153	371,044
Non-redeemable preferred stocks	-	-	3,863,600	1,136,400	3,863,600	1,136,400
Total, equity securities	22,500,709	2,685,419	3,863,600	1,136,400	26,364,309	3,821,819
Total temporarily impaired securities	$86,099,985	$3,684,581	$4,710,100	$1,290,176	$90,810,085	$4,974,757

Table of Content

December 31, 2010	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$64,030,427	$1,899,156	$-	$-	$64,030,427	$1,899,156
Obligations of states and political subdivisions	97,769,789	4,882,247	-	-	97,769,789	4,882,247
Commercial mortgage-backed	3,998,831	26,437	-	-	3,998,831	26,437
Residential mortgage-backed	11,346,913	157,798	1,222,717	21,800	12,569,630	179,598
Other asset-backed	3,331,324	56,579	-	-	3,331,324	56,579
Corporate	38,270,674	719,432	-	-	38,270,674	719,432
Total, fixed maturity securities	218,747,958	7,741,649	1,222,717	21,800	219,970,675	7,763,449

Equity securities:
Common stocks:
Financial services	1,608,012	51,613	-	-	1,608,012	51,613
Information technology	879,805	28,174	-	-	879,805	28,174
Healthcare	3,551,623	119,929	-	-	3,551,623	119,929
Consumer staples	1,218,294	60,563	-	-	1,218,294	60,563
Consumer discretionary	253,023	9,225	-	-	253,023	9,225
Industrials	761,616	26,630	-	-	761,616	26,630
Other	42,752	2,773	-	-	42,752	2,773
Non-redeemable preferred stocks	-	-	4,231,992	768,008	4,231,992	768,008
Total, equity securities	8,315,125	298,907	4,231,992	768,008	12,547,117	1,066,915
Total temporarily impaired securities	$227,063,083	$8,040,556	$5,454,709	$789,808	$232,517,792	$8,830,364

Unrealized losses on fixed maturity securities totaled $1,152,938 at September 30, 2011 and were primarily associated with corporate securities.  The primary factor contributing to these unrealized losses was a widening of risk premium spread over U.S. Treasuries in the banking sector.  Of all the securities that are in an unrealized loss position, only two residential mortgage-backed securities are considered non-investment grade by credit rating agencies.  Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at September 30, 2011.

The unrealized losses on common stocks at September 30, 2011 are not concentrated in a particular sector or on an individual security.  The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at September 30, 2011.

All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at September 30, 2011.

Table of Content

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2011, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Securities held-to-maturity:
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	317,279	364,994
Totals	$317,279	$364,994

Securities available-for-sale:
Due in one year or less	$9,031,535	$9,225,573
Due after one year through five years	113,708,761	117,142,606
Due after five years through ten years	159,163,215	170,379,812
Due after ten years	500,982,290	533,240,192
Mortgage-backed securities	112,056,992	122,768,186
Totals	$894,942,793	$952,756,369

A summary of realized investment gains and (losses) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Fixed maturity securities available-for-sale:
Gross realized investment gains	$102,269	$310,544	$286,325	$496,941
Gross realized investment losses	(225,777)	(87,082)	(572,071)	(87,082)
"Other-than-temporary" impairments	-	-	(221,956)	(204,045)

Equity securities available-for-sale:
Gross realized investment gains	2,165,117	2,168,050	13,619,368	4,067,950
Gross realized investment losses	(651,228)	(275,263)	(1,068,488)	(753,099)
"Other-than-temporary" impairments	(4,912,062)	(366,319)	(5,606,420)	(2,091,367)
Totals	$(3,521,681)	$1,749,930	$6,436,758	$1,429,298

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The amounts reported as “other-than-temporary” impairments reflect the impairment of 27 equity securities during the third quarter of 2011, and four fixed maturity securities and 34 equity securities during the nine months ended September 30, 2011.  The Company impaired six equity securities during the third quarter of 2010, and 22 equity securities and two fixed maturity securities during the first nine months of 2010.  The impairment losses recognized on equity securities were triggered because  management determined that those securities would likely be sold prior to recovering in value to their cost basis.

Table of Content

During the first quarter of 2010, the Company determined that the credit loss associated with a previously impaired residential mortgage-backed security increased, resulting in an additional $120,539 impairment loss recognized in earnings in the first quarter of 2010.  The Company also recognized $83,506 of “other-than-temporary” impairment loss on a second residential mortgage-backed security during the first quarter of 2010 due to management’s intent to sell the security, which was completed during the second quarter.  In the second quarter of 2011, management determined that it would sell four residential mortgage-backed securities that were in an unrealized loss position (including $86,017 on a previously impaired security that had a portion of its impairment in “other comprehensive income”).  This resulted in the recognition of $221,956 of impairment losses in the second quarter of 2011.  The sales of these securities were completed during the third quarter.

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

	Three months ended September 30,
	2011	2010
Balance at June 30	$-	$207,854

Balance at September 30	$-	$207,854

	Nine months ended September 30,
	2011	2010
Balance at beginning of year	$207,854	$87,315

Additional credit loss for which an "other-than-temporary" impairment loss was previously recognized	-	120,539
Reduction for credit loss associated with previously recognized "other-than-temporary" impairment due to management's intent to sell the security	(207,854)	-
Balance at September 30	$-	$207,854

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

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $1,614,711 at December 31, 2010.  As a result, the Company had a contingent liability of $1,614,711 at December 31, 2010 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at September 30, 2011.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

Table of Content

11.     STOCK REPURCHASE PROGRAM

On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program.  On October 31, 2008, the Company’s Board of Directors announced an extension of the stock repurchase program, authorizing an additional $10,000,000.  During the first nine months of 2011, the Company completed the program and repurchased 98,200 shares of its common stock at an average cost of $18.84 per share.  In total, the Company repurchased 1,078,733 shares of its common stock at a cost of $24,998,330 under the program.

12.      SUBSEQUENT EVENTS

Due to the large number of catastrophic events in 2011 that have exceeded the current $3,000,000 retention amount under the reinsurance subsidiary’s excess of loss reinsurance agreement with Employers Mutual, the terms of the agreement have been changed for fiscal year 2012.  Effective January 1, 2012, the retention amount will increase to $4,000,000 per event, but the cost of the protection will remain at 10.0 percent of total assumed reinsurance premiums. This change was approved by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual at their November 2, 2011 joint meeting and is pending regulatory approval.

On November 3, 2011, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program.  This program became effective immediately and does not have an expiration date.  The timing and terms of the purchases are determined by management based on market conditions and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock repurchased under this program will be retired by the Company.

Table of Content

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

Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 78 percent of consolidated premiums earned during the first nine months of 2011.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.

Table of Content

Reinsurance operations are conducted through EMC Reinsurance Company, and represented 22 percent of consolidated premiums earned during the first nine months of 2011.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies (subject to certain limited exceptions).  Effective January 1, 2011, the terms of the quota share agreement were revised.  Under the terms of the revised agreement, the reinsurance subsidiary assumes 100 percent of Employers Mutual’s assumed reinsurance business, with certain exceptions, on a gross basis (rather than the previous net basis), and cedes to Employers Mutual all losses in excess of $3,000,000 per event under a separate excess of loss reinsurance agreement.  The cost of the excess of loss reinsurance protection is 10.0 percent of total assumed reinsurance premiums.  This new arrangement allows the reinsurance subsidiary to have the $3,000,000 cap on losses assumed per event apply to all assumed reinsurance business, including the direct reinsurance business written outside the quota share agreement.

Due to the large number of catastrophic events in 2011 that have exceeded the current $3,000,000 retention amount under excess of loss reinsurance agreement, the terms of the agreement have been changed for fiscal year 2012.  Effective January 1, 2012, the retention amount will increase to $4,000,000 per event, but the cost of the protection will remain at 10.0 percent of total assumed reinsurance premiums. This change was approved by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual at their November 2, 2011 joint meeting.

CRITICAL ACCOUNTING POLICIES

The accounting policies considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2010 Form 10-K.

Table of Content

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2011	2010	2011	2010
Property and casualty insurance
Premiums earned	$82,296	$76,974	$237,988	$227,598
Losses and settlement expenses	70,530	56,437	194,317	157,248
Acquisition and other expenses	26,855	27,349	85,909	85,647
Underwriting loss	$(15,089)	$(6,812)	$(42,238)	$(15,297)

Loss and settlement expense ratio	85.7%	73.3%	81.6%	69.1%
Acquisition expense ratio	32.6%	35.5%	36.1%	37.6%
Combined ratio	118.3%	108.8%	117.7%	106.7%

Losses and settlement expenses:
Insured events of current year	$74,627	$67,878	$211,821	$188,431
Decrease in provision for insured events of prior years	(4,097)	(11,441)	(17,504)	(31,183)

Total losses and settlement expenses	$70,530	$56,437	$194,317	$157,248

Catastrophe losses	$19,342	$15,529	$52,300	$31,754

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2011	2010	2011	2010
Reinsurance
Premiums earned	$25,121	$20,310	$66,647	$58,462
Losses and settlement expenses	20,831	11,135	72,184	37,519
Acquisition and other expenses	4,814	5,570	14,040	15,151
Underwriting profit (loss)	$(524)	$3,605	$(19,577)	$5,792

Loss and settlement expense ratio	82.9%	54.8%	108.3%	64.2%
Acquisition expense ratio	19.2%	27.5%	21.1%	25.9%
Combined ratio	102.1%	82.3%	129.4%	90.1%

Losses and settlement expenses:
Insured events of current year	$25,346	$18,515	$76,389	$52,523
Decrease in provision for insured events of prior years	(4,515)	(7,380)	(4,205)	(15,004)

Total losses and settlement expenses	$20,831	$11,135	$72,184	$37,519

Catastrophe losses	$7,025	$3,559	$24,536	$7,339

Table of Content

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2011	2010	2011	2010
Consolidated
REVENUES
Premiums earned	$107,417	$97,284	$304,635	$286,060
Net investment income	11,331	12,235	34,883	37,414
Realized investment gains (losses)	(3,521)	1,749	6,437	1,429
Other income	198	230	638	657
	115,425	111,498	346,593	325,560
LOSSES AND EXPENSES
Losses and settlement expenses	91,361	67,572	266,501	194,767
Acquisition and other expenses	31,669	32,919	99,949	100,798
Interest expense	225	225	675	675
Other expense	176	966	2,131	1,465
	123,431	101,682	369,256	297,705

Income (loss) before income tax expense (benefit)	(8,006)	9,816	(22,663)	27,855
Income tax expense (benefit)	(3,862)	2,358	(11,259)	7,220
Net income (loss)	$(4,144)	$7,458	$(11,404)	$20,635

Net income (loss) per share	$(0.32)	$0.57	$(0.88)	$1.58

Loss and settlement expense ratio	85.1%	69.5%	87.5%	68.1%
Acquisition expense ratio	29.4%	33.8%	32.8%	35.2%
Combined ratio	114.5%	103.3%	120.3%	103.3%

Losses and settlement expenses:
Insured events of current year	$99,973	$86,393	$288,210	$240,954
Decrease in provision for insured events of prior years	(8,612)	(18,821)	(21,709)	(46,187)

Total losses and settlement expenses	$91,361	$67,572	$266,501	$194,767

Catastrophe losses	$26,367	$19,088	$76,836	$39,093

The Company had a net loss of $4,144,000 ($0.32 per share) during the three months ended September 30, 2011 compared to net income of $7,458,000 ($0.57 per share) during the same period of 2010.  For the nine months ended September 30, 2011, the Company had a net loss of $11,404,000 ($0.88 per share) compared to net income of $20,635,000 ($1.58 per share) in 2010.  The net loss for both the three months and nine months of 2011 is primarily attributed to an unprecedented amount of catastrophe losses, as well as a significant decline in investment income. The net loss for the three months ended September 30, 2011 also reflects a substantial amount of investment impairment losses.

During the past several years tornados and hail storms have tended to hit more densely populated areas with larger concentrations of exposures, resulting in much higher levels of insured losses.  Historically, similar periods of increased storm activity have been associated with cyclical weather patterns, and high catastrophe loss years such as 2011 have not necessarily been indicative of the future.  Nonetheless, the current active weather cycle accentuates the need for appropriate reinsurance coverage, and reinforces management’s ongoing attention to property exposure concentrations.

Table of Content

Premium income

Premiums earned increased 10.4 percent and 6.5 percent to $107,417,000 and $304,635,000 for the three months and nine months ended September 30, 2011 from $97,284,000 and $286,060,000 for the same periods in 2010.  Premium rate levels for the property and casualty insurance segment have risen slightly during the first nine months of 2011, and are beginning to show an upward trend.  Competition remains very strong in the commercial lines of business; however, some small rate increases are now being obtained on certain accounts and line of business.  Moderate rate increases continue to be implemented in the personal lines of business, most notably in personal property exposures.  The unusually severe weather experienced during the second quarter of 2011 has started to impact commercial property rates somewhat; however, the expectation is that overall rate levels will not improve significantly until the economy recovers.  Pricing for the January 1, 2011 reinsurance renewal season was down slightly for business with good experience in 2010; however, the market appears to have subsequently trended higher due to the large number of severe catastrophic events that have occurred in 2011.  This improved pricing first became evident in the April 1 renewals, and is expected to continue through the upcoming January 1, 2012 renewal season.

Premiums earned for the property and casualty insurance segment increased 6.9 percent and 4.6 percent to $82,296,000 and $237,988,000 for the three months and nine months ended September 30, 2011 from $76,974,000 and $227,598,000 for the same periods in 2010.  This premium growth is primarily attributed to rate and exposure increases experienced during the first nine months of the year and, to a lesser extent, an increase in policy counts in both the commercial and personal lines of business.  Premium rates have continued to improve in the personal lines of business, but the commercial lines of business, which account for more than 80 percent of the property and casualty insurance segment’s premium income, remain very competitive.  Management has maintained relatively steady rates for the commercial lines of business during the first nine months of 2011, and has been able to implement some small rate increases.  Renewal business premium increased approximately seven percent during the first nine months of 2011 compared to the same period in 2010; however, new business premium was down slightly.  The overall policy retention rate remained stable at approximately 87 percent.  Premium income for the first nine months of 2011 and 2010 was negatively impacted by return premiums resulting from audits of policyholders’ insured exposures; however, the amount of premiums returned in 2011 was much less than the amount returned in 2010.  Premium income for the first nine months of 2011 was also negatively impacted by $1,102,000 of additional premiums ceded to outside reinsurance companies to reinstate the pool’s catastrophe reinsurance protection as a result of the severe second quarter tornado losses.

Premiums earned for the reinsurance segment increased 23.7 percent and 14.0 percent to $25,121,000 and $66,647,000 for the three months and nine months ended September 30, 2011 from $20,310,000 and $58,462,000 for the same periods in 2010.  These increases reflect a combination of increased participation in the MRB pool (from an approximate one-fifth share in 2010 to a one-fourth share in 2011), as well as an increase in facility business (includes reinsurance business from small to mid-size insurance companies, and new property business in central and eastern Europe).  The reinsurance segment benefited from a small decline in the cost of the excess of loss reinsurance protection provided by Employers Mutual (from 10.5 percent in 2010 to 10.0 percent in 2011); however, this benefit was offset by additional reinsurance premium paid to Employers Mutual to provide reinsurance protection on the direct reinsurance business written outside the quota share agreement.  Due to the mild 2010 hurricane season and a recovery in the reinsurance industry’s capital level, premium rate levels declined slightly during the January 1, 2011 renewal season.  However, the market appears to have subsequently trended higher due to the number of severe catastrophic events that have occurred in 2011 (including the Japan earthquake and tsunami, and the unprecedented number of severe tornadoes in the United States during the second quarter).  This improved pricing is expected to continue through the upcoming January 1, 2012 renewal season.

Under the terms of the quota share agreement, the reinsurance subsidiary receives reinstatement premium income that is collected by Employers Mutual from the ceding companies when coverage is reinstated after a loss event; however, the cap on losses assumed per event contained in the excess of loss reinsurance agreement is automatically reinstated without cost to the reinsurance subsidiary.  The reinsurance subsidiary recognized approximately $2,565,000 of reinstatement premium income during the nine months ended September 30, 2011, of which 90 percent was retained and 10 percent was ceded back to Employers Mutual under the terms of the excess of loss reinsurance agreement.

Table of Content

Effective January 1, 2011, Country Mutual Insurance Company (Country Mutual) discontinued its participation in the MRB pool.  As a result, Employers Mutual became a one-fourth participant in the MRB pool, up from its previous approximate one-fifth participation.  In connection with Employers Mutual’s increased participation in the MRB pool, the reinsurance subsidiary recorded a $1,023,000 portfolio adjustment increase in written premiums in the first quarter of 2011 that offset a corresponding increase in unearned premium.  The reinsurance subsidiary ceded ten percent of this amount ($102,000) to Employers Mutual for the cost of the excess of loss reinsurance protection and recognized $399,000 of commission allowance to compensate Country Mutual for the acquisition costs incurred to generate this business.

Losses and settlement expenses

Losses and settlement expenses increased 35.2 percent and 36.8 percent to $91,361,000 and $266,501,000 for the three months and nine months ended September 30, 2011 from $67,572,000 and $194,767,000 for the same periods in 2010.  The loss and settlement expense ratio increased to 85.1 percent and 87.5 percent for the three months and nine months ended September 30, 2011 from 69.5 percent and 68.1 percent for the same periods in 2010.  The significant increase in the loss and settlement expense ratios is due to a record amount of catastrophe losses in the second and third quarters of 2011.  Third quarter 2011 catastrophe losses totaled $26,367,000 ($1.33 per share after tax), compared to $19,088,000 ($0.96 per share after tax) in the same period of 2010.  During the first nine months of 2011, catastrophe losses totaled $76,836,000 ($3.86 per share after tax), compared to $39,093,000 ($1.94 per share after tax) in the same period of 2010.  Catastrophe losses accounted for 24.5 and 25.2 percentage points of the loss and settlement expense ratios for the three months and nine months ended September 30, 2011, which is significantly higher than the 19.6 and 13.7 percentage points during the same periods of 2010, as well as the most recent 10-year (2001 through 2010) historical averages of approximately 14 and 11 percentage points, respectively.  A significant decline in the amount of favorable development experienced on prior years’ reserves also contributed to the increases in the loss and settlement expense ratios for both the three months and nine months ended September 30, 2011.  The actuarial analysis of the Company’s carried reserves as of June 30, 2011 indicates that the level of reserve adequacy is consistent with other recent evaluations.  From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.

The loss and settlement expense ratio for the property and casualty insurance segment increased to 85.7 percent and 81.6 percent for the three months and nine months ended September 30, 2011 from 73.3 percent and 69.1 percent for the same periods in 2010.  These increases are primarily attributed to a record amount of catastrophe losses.  A new record for incurred catastrophe losses was again set in the third quarter of 2011 with catastrophe losses totaling $19,342,000, including losses of approximately $8.5 million associated with three Midwest hail/wind storms and $6.0 million stemming from increased loss estimates on several second quarter catastrophic events.   In comparison, third quarter 2010 catastrophe losses totaled $15,529,000.  During the first nine months of 2011, catastrophe losses increased to a record $52,300,000, compared to $31,754,000 in the same period of 2010.  Catastrophe losses accounted for 23.5 and 22.0 percentage points of the loss and settlement expense ratios for the three months and nine months ended September 30, 2011, which is significantly higher than the 20.2 and 14.0 percentage points during the same periods of 2010, as well as the most recent 10-year (2001 through 2010) historical averages of 14.2 and 11.3 percentage points, respectively.  The property and casualty insurance segment continued to experience favorable development on prior years’ reserves during the first nine months of 2011, but the amount is substantially less than the amount reported in the first nine months of 2010.  Approximately $6,700,000, or 49 percent, of the decline in favorable development can be attributed to a change in the methodology used to allocate bulk reserves to the various accident years that was implemented December 31, 2010.  Under the revised methodology, a larger portion of the current quarter’s bulk reserves is being allocated to prior accident years.  This has reduced the amount of favorable development reported in the first nine months of 2011 when compared to the amount reported in 2010.  Most of the remaining decline in favorable development is attributed to the fact that a lower overall magnitude of incurred but not reported (IBNR) reserves was carried throughout the first nine months of 2011 compared to the first nine months of 2010, resulting in a reduced amount of favorable development during the first nine months of 2011.

Table of Content

The loss and settlement expense ratio for the reinsurance segment increased to 82.9 percent and 108.3 percent for the three months and nine months ended September 30, 2011 from 54.8 percent and 64.2 percent for the same periods in 2010.  These increases are primarily due to a large amount of catastrophe losses and a significant decline in favorable development on prior years’ reserves.  During the first nine months of 2011, the reinsurance subsidiary experienced an unprecedented four events with losses greater than its $3,000,000 retention amount (three during the second quarter alone).  Total losses from these four events are currently estimated at $26,000,000, with $12,000,000 retained by the reinsurance subsidiary and the remaining $14,000,000 ceded to Employers Mutual under the terms of the excess of loss reinsurance agreement.  The reinsurance subsidiary experienced favorable development on prior years reserves for both the three months and nine months ended September 30, 2011; however, the amounts were significantly lower than the amounts experienced for the same periods in 2010.  The Home Office Reinsurance Assumed Department (HORAD) book of business experienced uncharacteristic adverse development early in 2011 from 2010 catastrophe excess and property pro rata lines of business.  The HORAD book of business accounts for almost all of the reserve development, including the larger third quarter favorable development amount which more closely resembles historical development patterns.  The MRB book of business experienced little development in 2011.

Acquisition and other expenses

Acquisition and other expenses decreased 3.8 percent and 0.8 percent to $31,669,000 and $99,949,000 for the three months and nine months ended September 30, 2011 from $32,919,000 and $100,798,000 for the same periods in 2010.  The acquisition expense ratios decreased to 29.4 percent and 32.8 percent for the three months and nine months ended September 30, 2011 from 33.8 percent and 35.2 percent for the same periods in 2010.  The decreases in the acquisition expense ratios are primarily attributed to declines in contingent commission expense in both the property and casualty insurance and reinsurance segments, as well as lower policyholder dividend expense in the property and casualty insurance segment.

For the property and casualty insurance segment, the acquisition expense ratio decreased to 32.6 percent and 36.1 percent for the three months and nine months ended September 30, 2011 from 35.5 percent and 37.6 percent for the same periods in 2010.  These decreases are primarily attributed to a decline in policyholder dividend expense and agents’ contingent commissions, both of which reflect deterioration in 2011 underwriting experience.

For the reinsurance segment, the acquisition expense ratio decreased to 19.2 percent and 21.1 percent for the three months and nine months ended September 30, 2011 from 27.5 percent and 25.9 percent for the same periods in 2010.  These decreases are primarily attributed to a decline in contingent commissions and, to a lesser extent, a decline in the average commission rate on the HORAD book of business.  Partially offsetting the decline in contingent commissions for the nine months was the commission expense recorded by the reinsurance subsidiary in conjunction with Country Mutual’s withdrawal from the MRB pool.  As discussed above, the reinsurance subsidiary recognized $399,000 of commission expense associated with the $1,023,000 increase in unearned premium reserve.  However, a portion of these commissions were capitalized as part of the deferred policy acquisition cost asset (to be expensed as the related premiums are earned), resulting in an immediate expense recognition of approximately $194,000 during the first quarter of 2011.

Table of Content

Investment results

Net investment income decreased 7.4 percent and 6.8 percent to $11,331,000 and $34,883,000 for the three months and nine months ended September 30, 2011 from $12,235,000 and $37,414,000 for the same periods in 2010.  These decreases are primarily attributed to the low interest environment that has existed for the past several years.  During this time period, available cash flow has been invested in fixed maturity securities with progressively lower yields, resulting in a persistent decline in the annualized yield of the fixed maturity portfolio.  The average coupon on the fixed maturity portfolio has declined to 4.61 percent at September 30, 2011, compared to 4.98 percent at December 31, 2010 and 5.08 percent at September 30, 2010.  Also contributing to the decline in investment income is an increase in short-term investments, which carry far lower yields.  The short-term holdings are being used to fund claim payments resulting from the record catastrophe losses experienced this year.  The effective duration of the Company’s fixed maturity portfolio was 4.90 years at September 30, 2011, compared to 5.75 years at December 31, 2010.  The Company’s equity portfolio returned negative 7.30 percent during the first nine months of 2011, compared to negative 8.68 percent for the S&P 500.

Due to the factors described above, investment income is currently projected to decline approximately 8.4 percent in fiscal year 2011.  A similar decline in investment income could occur in fiscal year 2012 if current economic conditions, including the low interest rate environment, continue.

The Company reported a net realized investment loss of $3,521,000 for the three months ended September 30, 2011, compared to a net realized investment gain of $1,749,000 for the same period in 2010.  For the nine months ended September 30, 2011, the Company reported a net realized investment gain of $6,437,000 compared to $1,429,000 during the same period of 2010.  The large amount of realized investment gain for 2011 resulted from first quarter activity in the equity portfolio, when market prices were at elevated levels.  “Other-than-temporary” impairment losses of $4,912,000 and $366,000 were recognized in the third quarters of 2011 and 2010, respectively.  The impairment losses in the third quarter of 2011 were recognized on 27 equity securities, while the impairment losses in the third quarter of 2010 were recognized on six equity securities.  During the first nine months of 2011, “other-than-temporary” impairment losses totaled $5,828,000 compared to $2,295,000 in the same period of 2010.  The impairment losses in 2011 were recognized on four residential mortgage-backed securities (all resulting from an intent to sell) and 34 equity securities, while the impairment losses in 2010 were recognized on two residential mortgage-backed securities ($121,000 from the determination of credit loss on one security, and $83,000 associated with management’s intent to sell another security in an unrealized loss position) and 22 equity securities.

Other expense

The fluctuations in other expense are attributed to foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  For the three months ended September 30, 2011, the reinsurance segment had a foreign currency exchange gain of $344,000 compared to a loss of $416,000 during the same period of 2010.  For the nine months ended September 30, 2011, the reinsurance segment had a foreign currency exchange loss of $598,000 compared to a foreign currency exchange gain of $237,000 for the same period of 2010.

Table of Content

Income tax

The Company had an income tax benefit of $3,862,000 and $11,259,000 for the three months and nine months ended September 30, 2011 compared to income tax expense of $2,358,000 and $7,220,000 for the same periods in 2010.  The effective tax rates for the three months and nine months ended September 30, 2011 were 48.2 percent and 49.7 percent, respectively, compared to 24.0 percent and 25.9 percent for the same periods in 2010.  Note that the 2011 effective tax rates are based on tax benefits relative to pre-tax losses, thus an effective tax rate larger than the United States federal corporate tax rate of 35 percent is indicative of a favorable or “low” effective tax rate.  The fluctuations in these effective tax rates primarily reflect variations in the amount of pre-tax income earned during the periods relative to the amount of tax-exempt interest income earned.  The effective tax rate for the nine months ended September 30, 2010 was elevated by 2.9 percentage points due to the impact of tax law changes signed into law during the first quarter of 2010 in connection with the passage of the Patient Protection and Affordable Care Act (H.R. 3590) and the follow-up Health Care and Education Reconciliation Act of 2010 (H.R. 4872) (the “Acts”).  In accordance with these Acts, beginning in 2013 the Company will no longer be able to claim a tax deduction for drug expenses that are reimbursed under the Medicare Part D retiree drug subsidy program.  Although this tax change does not take effect until 2013, the Company was required to recognize the financial impact of the change beginning in the period in which the Acts were signed.  As a result of the Acts, the Company recognized a decrease in its deferred tax asset of $794,000 during the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $22,102,000 and $7,905,000 during the first nine months of 2011 and 2010, respectively.  The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of these losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.

The Company is a holding company whose principal asset is its investment in its insurance subsidiaries.  As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase program.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2011 without prior regulatory approval is approximately $39,271,000.  The Company received $10,000,000 and $14,000,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $7,367,000 and $7,058,000 in the first nine months of 2011 and 2010, respectively.

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

Table of Content

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

The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At September 30, 2011 and December 31, 2010, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $37,579,000 and $20,770,000, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

The majority of the Company’s assets are invested in fixed maturity securities.  These investments provide a substantial amount of investment income that supplements underwriting results and contributes to net earnings.  As these investments mature, or are called, the proceeds are reinvested at current interest rates, which may be higher or lower than those now being earned; therefore, more or less investment income may be available to contribute to net earnings.  Due to the declining interest rate environment, the Company experienced a high level of call activity on its fixed maturity securities during 2010 and 2009.  The proceeds from these called securities, as well as subsequent maturities, were reinvested at lower yields, which has negatively impacted current investment income.

  The Company held $18,000 and $30,000 in minority ownership interests in limited partnerships and limited liability companies at September 30, 2011 and December 31, 2010, respectively.  The Company does not hold any other unregistered securities.

The Company’s cash balance was $366,000 and $492,000 at September 30, 2011 and December 31, 2010, respectively.

During the first nine months of 2011, Employers Mutual contributed $2,000,000 to its postretirement benefit plans, and made no contribution to its qualified pension plan.  In connection with the settlement of the monthly transaction balances, the Company has reimbursed Employers Mutual $561,000 for its share of the contribution to the postretirement benefit plans.  Employers Mutual expects to make a contribution of $22,000,000 to the qualified pension plan and an additional contribution of $2,000,000 to the postretirement benefit plans during the fourth quarter of 2011.  The Company’s share of these contributions, if made, will be approximately $6,750,000 and $561,000, respectively.

  Employers Mutual contributed $26,000,000 to its qualified pension plan and $2,480,000 to its postretirement benefit plans in 2010.  During the first nine months of 2010, Employers Mutual contributed $1,130,000 to its postretirement benefit plans (no contributions to its qualified pension plan during this period).  The Company reimbursed Employers Mutual $7,973,000 for its share of the 2010 qualified pension plan contribution and $697,000 for its share of the 2010 postretirement benefit plans contribution (includes $315,000 for its share of the contribution to the postretirement benefit plans during the first nine months of 2010).

Table of Content

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance and reinsurance company subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at September 30, 2011.

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

The Company’s total cash and invested assets at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities held-to-maturity	$317	$365	-%	$317
Fixed maturity securities available-for-sale	894,943	952,756	85.2	952,756
Equity securities available-for-sale	89,249	99,328	8.9	99,328
Cash	366	366	-	366
Short-term investments	66,257	66,257	5.9	66,257
Other long-term investments	18	18	-	18
	$1,051,150	$1,119,090	100.0%	$1,119,042

	December 31, 2010
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities held-to-maturity	$341	$390	-%	$341
Fixed maturity securities available-for-sale	909,583	941,537	87.2	941,537
Equity securities available-for-sale	75,721	101,139	9.4	101,139
Cash	492	492	-	492
Short-term investments	36,616	36,616	3.4	36,616
Other long-term investments	30	30	-	30
	$1,022,783	$1,080,204	100.0%	$1,080,155

Table of Content

    The amortized cost and estimated fair value of fixed maturity and equity securities at September 30, 2011 were as follows:

($ in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$317	$48	$-	$365
Total securities held-to-maturity	$317	$48	$-	$365

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,678	$317	$-	$4,995
US government-sponsored agencies	153,575	3,474	10	157,039
Obligations of states and political subdivisions	375,793	26,971	53	402,711
Commercial mortgage-backed	90,568	9,362	35	99,895
Residential mortgage-backed	21,489	1,445	61	22,873
Other asset-backed	11,451	1,467	1	12,917
Corporate	237,389	15,930	993	252,326
Total fixed maturity securities	894,943	58,966	1,153	952,756

Equity securities:
Common stocks:
Financial services	9,259	330	967	8,622
Information technology	11,013	4,617	40	15,590
Healthcare	12,065	1,515	264	13,316
Consumer staples	7,112	487	261	7,338
Consumer discretionary	9,740	3,834	334	13,240
Energy	15,704	1,858	442	17,120
Industrials	6,434	557	7	6,984
Other	9,761	428	371	9,818
Non-redeemable preferred stocks	8,161	275	1,136	7,300
Total equity securities	89,249	13,901	3,822	99,328
Total securities available-for-sale	$984,192	$72,867	$4,975	$1,052,084

The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual at an interest rate of 3.60 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the Boards of Directors of the Company and Employers Mutual every five years, with the next review due in 2013.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $675,000 during the first nine months of 2011 and 2010.  During the first quarter of 2011, the Company’s property and casualty insurance subsidiaries paid Employers Mutual the interest that had been accrued on the surplus notes during 2010.

As of September 30, 2011, the Company had no material commitments for capital expenditures.

Table of Content

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

Investment Impairments and Considerations

The Company recorded “other-than-temporary” investment impairment losses totaling $4,912,000 on 27 equity securities during the third quarter of 2011, compared to $366,000 on six equity securities during the third quarter of 2010.  For the nine months ended September 30, 2011, the Company recognized “other-than-temporary” investment impairment losses totaling $5,828,000 on four residential mortgage-backed securities (all resulting from an intent to sell) and 34 equity securities, compared to $2,295,000 on two residential mortgage-backed securities and 22 equity securities in the same period of 2010.  The impairment losses recognized on equity securities were triggered because the Company determined that those securities would likely be sold prior to recovering in value to their cost basis.

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

At September 30, 2011, the Company had unrealized losses on available-for-sale securities as presented in the table below.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities.  Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at September 30, 2011.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $3,234,000, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Table of Content

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of September 30, 2011.

	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$11,949	$10	$-	$-	$11,949	$10
Obligations of states and political subdivisions	2,347	53	-	-	2,347	53
Commercial mortgage-backed	6,302	35	-	-	6,302	35
Residential mortgage-backed	1,559	61	-	-	1,559	61
Other asset-backed	1,000	1	-	-	1,000	1
Corporate	40,443	839	847	154	41,290	993
Subtotal, fixed maturity securities	63,600	999	847	154	64,447	1,153

Equity securities:
Common stocks:
Financial services	4,626	967	-	-	4,626	967
Information technology	1,008	40	-	-	1,008	40
Healthcare	3,484	264	-	-	3,484	264
Consumer staples	3,084	261	-	-	3,084	261
Consumer discretionary	2,633	334	-	-	2,633	334
Energy	6,176	442	-	-	6,176	442
Industrials	141	7	-	-	141	7
Other	1,349	371	-	-	1,349	371
Non-redeemable preferred stocks	-	-	3,864	1,136	3,864	1,136
Subtotal, equity securities	22,501	2,686	3,864	1,136	26,365	3,822
Total temporarily impaired securities	$86,101	$3,685	$4,711	$1,290	$90,812	$4,975

The Company does not purchase non-investment grade securities.  Any non-investment grade securities held are the result of rating downgrades that occurred subsequent to their purchase.  At September 30, 2011, non-investment grade fixed maturity securities held by the Company included one industrial and 9 residential mortgage-backed securities.  Of these securities, only two of the residential mortgage-backed securities were in an unrealized loss position with a total unrealized loss of $61,000.

Following is a schedule of gross realized losses recognized in the first nine months of 2011 from the sale of securities and from “other-than-temporary” investment impairments.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.  This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc.  The losses recognized from the sale of fixed maturity securities are from the sale of all of the Company’s holdings in Chicago Board of Education securities during the second quarter, and the sale of five residential mortgage-backed securities during the third quarter (four of which had been previously “other-than-temporarily” impaired).

Table of Content

	Realized losses from sales			"Other-than-	Total
			Gross	temporary"	gross
	Book	Sales	realized	impairment	realized
($ in thousands)	value	price	losses	losses	losses
Fixed maturity securities:
Three months or less	$6,574	$6,348	$226	$-	$226
Over three months to six months	-	-	-	-	-
Over six months to nine months	4,141	3,795	346	-	346
Over nine months to twelve months	-	-	-	-	-
Over twelve months	-	-	-	222	222
	$10,715	$10,143	$572	$222	$794
Equity securities:
Three months or less	$9,210	$8,395	$815	$2,969	$3,784
Over three months to six months	554	477	77	1,077	1,154
Over six months to nine months	824	701	123	1,192	1,315
Over nine months to twelve months	-	-	-	209	209
Over twelve months	1,008	954	54	159	213
	$11,596	$10,527	$1,069	$5,606	$6,675

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All of these lease costs are included as expenses under the pooling agreement.  The Company’s contractual obligations as of September 30, 2011 did not change materially from those presented in the Company’s 2010 Form 10-K.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $1,022,000 and $1,269,000 have been accrued as of September 30, 2011 and December 31, 2010, respectively.  Premium tax offsets of $646,000 and $758,000, which are related to prior guarantee fund payments and current assessments, have been accrued as of September 30, 2011 and December 31, 2010, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  Estimated second-injury fund assessments of $1,704,000 and $1,613,000 have been accrued as of September 30, 2011 and December 31, 2010, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.

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

Table of Content

NEW ACCOUNTING GUIDANCE

          In September 2011, the Financial Accounting Standards Board (FASB) updated its guidance related to the Intangibles-Goodwill and Other Topic 350 of the FASB Accounting Standards Codification TM (ASC).   The objective of this updated guidance is to simplify the process of testing goodwill for impairment.  The guidance allows an initial qualitative assessment to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying amount.  If an entity concludes that it is more likely than not that the fair value is greater than its carrying amount, then performing the two-step goodwill impairment test is unnecessary.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  Adoption of this guidance will not have an impact on the consolidated financial position or operating results of the Company.

In June 2011, the FASB updated its guidance related to the Comprehensive Income Topic 220 of the ASC.  The objective of this updated guidance is to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The guidance requires total comprehensive income (including both the net income components and other comprehensive income components) be reported in either a single continuous statement of comprehensive income, or two separate but consecutive statements (the approach currently used in the Company’s consolidated financial statements).  This guidance is to be applied retrospectively to fiscal years (and interim periods within those years) beginning after December 15, 2011.  Early adoption is permitted.  Since the Company already uses the two-statement approach for reporting comprehensive income, this guidance will not have any impact on its consolidated financial position or operating results.

In May 2011, the FASB updated its guidance related to the Fair Value Measurement Topic 820 of the ASC to achieve common fair value measurement and disclosure requirements with International Financial Reporting Standards.  The changes in this guidance both clarify the intent of application of existing fair value measurement and disclosure requirements, and change particular principles or requirements for measuring and disclosing fair value measurements.  Specifically included in this guidance is expanded disclosure of the valuation processes used for Level 3 fair value measurements, including quantitative information about unobservable inputs used.  This guidance is to be applied prospectively to interim and annual reporting periods beginning after December 15, 2011.  Adoption of this guidance is not expected to have any impact on the consolidated financial position or operating results of the Company.

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

Table of Content

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

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Content

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended September 30, 2011:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2 & 3)

7/1/11 - 7/31/11	62,911	$19.05	52,400	$5,033,425

8/1/11 - 8/31/11	29,150	18.60	29,100	4,490,561

9/1/11 - 9/30/11	2,040	18.13	-	4,490,561

Total	94,101	$18.89	81,500

(1)
Included in these amounts are 384, 50, and 2,040 shares that were purchased in the open market in July, August and September, respectively, to fulfill the Company’s obligations under its dividend reinvestment and common stock purchase plan.  10,127 shares were purchased in the open market during July under Employers Mutual Casualty Company’s employee stock purchase plan.

(2)
On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program and on October 31, 2008, announced an extension of the program, authorizing an additional $10,000,000.  During the third quarter of 2011 the Company completed its repurchase program with the acquisition of 81,500 shares of its common stock at an average cost of $18.81 per share.

(3)
On May 12, 2005, the Company announced that its parent company, Employers Mutual Casualty Company, had initiated a $15,000,000 stock purchase program under which Employers Mutual would purchase shares of the Company’s common stock in the open market.  This purchase program was effective immediately and does not have an expiration date; however, this program has been dormant while the Company’s repurchase program was active.  A total of $4,490,561 remains in this plan.

Table of Content

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

Table of Content

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2011.

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)

Table of Content

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit number	Item

31.1*	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished, not filed