Form 10-K
period 2011-12-31
EMC INSURANCE GROUP INC
filed 2012-03-14
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 was $97,364,561.

The number of shares outstanding of the registrant’s common stock, $1.00 par value, on February 29, 2012, was 12,880,331.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2012, and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2011, are incorporated by reference under Part III.

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

Property and casualty insurance is the most significant segment of the Company’s business, totaling 77 percent of consolidated premiums earned in 2011.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.  For a discussion of the reinsurance pooling agreement and its benefits, please see “Organizational Structure – Property and Casualty Insurance” below.

Reinsurance operations are conducted through EMC Reinsurance Company, and represented 23 percent of consolidated premiums earned in 2011.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies (subject to certain limited exceptions).  EMC Reinsurance Company also writes a relatively small amount of German assumed reinsurance business on a direct basis (outside the quota share reinsurance agreement) as a result of regulatory requirements in Germany.  For a discussion of the quota share reinsurance agreement and its benefits, please see “Organizational Structure – Reinsurance” below.

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

Organizational Structure

Property and Casualty Insurance

The Company’s three property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual (Union Insurance Company of Providence, EMC Property & Casualty Company and Hamilton Mutual Insurance Company) are parties to reinsurance pooling agreements with Employers Mutual (collectively the “pooling agreement”).  Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool.  All premiums, losses, settlement expenses, and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool.  Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events.  The aggregate participation of the Company’s property and casualty insurance subsidiaries in the pool is 30 percent.

Operations of the pool give rise to inter-company balances with Employers Mutual, which are generally settled during the subsequent month.  The investment and income tax activities of the pool participants are not subject to the pooling agreement.  The pooling agreement provides that Employers Mutual will make up any shortfall or difference resulting from an error in its systems and/or computation processes that would otherwise result in the required restatement of the pool participants’ financial statements.

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

•
the ability to benefit from the capacity of the entire pool (representing $1.2 billion in direct premiums written in 2011 and $1 billion in statutory surplus as of December 31, 2011) rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level;

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

The amount of insurance a property and casualty insurance company writes under industry standards is commonly expressed as a multiple of its surplus calculated in accordance with statutory accounting practices.  Generally, a ratio of 3 or less is considered satisfactory by state insurance departments.  The ratios of the pool participants for the past three years are as follows:

	Year ended December 31,
	2011	2010	2009
Employers Mutual	0.78	0.70	0.76
EMCASCO (1)	1.65	1.40	1.43
Illinois EMCASCO (1)	1.53	1.33	1.36
Dakota Fire (1)	1.61	1.38	1.41
EMC Property & Casualty Company	0.58	0.55	0.57
Union Insurance Company of Providence	0.58	0.54	0.56
Hamilton Mutual Insurance Company	0.79	0.73	0.76

(1)       The ratios for these companies reflect the issuance of an aggregate $25,000,000 of surplus notes to Employers Mutual.  Surplus notes are considered to be a component of surplus for statutory reporting purposes; however, under U.S. generally accepted accounting principles, surplus notes are considered to be debt and are reported as a liability in the Company’s financial statements.

Reinsurance

The Company’s reinsurance subsidiary is party to a quota share reinsurance retrocessional agreement (the “quota share agreement”) and an excess of loss reinsurance agreement (the “excess of loss agreement”), with Employers Mutual.  Under the terms of the quota share agreement, the reinsurance subsidiary assumes 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.  The reinsurance subsidiary also writes a small amount of reinsurance business on a direct basis outside the quota share agreement.  Under the terms of the excess of loss agreement, in 2011 the reinsurance subsidiary ceded to Employers Mutual all losses in excess of $3,000,000 per event (covering both business assumed from Employers Mutual through the quota share agreement, as well as business obtained outside the quota share agreement).  The cost of the $3,000,000 excess of loss reinsurance protection was 10.0 percent of the reinsurance subsidiary’s total assumed reinsurance premiums written during 2011.

Prior to 2011, the excess of loss agreement between the reinsurance subsidiary and Employers Mutual did not exist.  Rather, the cap on losses per event and the related cost of this protection was contained in the quota share agreement.  Under this arrangement, the cost of the cap on losses per event was recorded as a reduction in the premiums assumed by the reinsurance subsidiary, and the cap on losses per event did not cover the business written directly by the reinsurance subsidiary.

Due to the large number of catastrophic events that exceeded the $3,000,000 retention amount contained in the excess of loss agreement in 2011, the terms of the agreement have been changed for fiscal year 2012.  Effective January 1, 2012, the retention amount has increased to $4,000,000 per event, while the cost of the protection remains at 10.0 percent of total assumed reinsurance premiums written. This change was approved, subject to regulatory approval, by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual at their November 2, 2011 joint meeting.  Regulatory approval of the change was received on February 6, 2012.

The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, the reinsurance subsidiary assumes reinsurance business from the Mutual Reinsurance Bureau (MRB) pool and this pool provides a small amount of reinsurance protection to the members of the EMC Insurance Companies pooling agreement.  As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the EMC Insurance Companies’ direct business, after ceded reinsurance protections purchased by the MRB pool are applied.  In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law.  The reinsurance subsidiary assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement.  Operations of the quota share agreement and the excess of loss agreement give rise to inter-company balances with Employers Mutual, which are settled within 45 days after the end of each quarter.  The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

Under the terms of the quota share agreement, the reinsurance subsidiary receives reinstatement premium income that is collected by Employers Mutual from the ceding companies when reinsurance coverage is reinstated after a loss event; however, the cap on losses assumed per event contained in the excess of loss agreement is automatically reinstated without cost.  This arrangement can produce unusual underwriting results for the reinsurance subsidiary when a large loss event occurs because the reinstatement premium income received by the reinsurance subsidiary may approximate, or even exceed, the amount of losses retained.

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

The following table sets forth the aggregate direct premiums written of all parties to the pooling agreement for the three years ended December 31, 2011, by line of business.

	Year ended December 31,
	2011		2010		2009
		Percent		Percent		Percent
Line of business	Amount	of total	Amount	of total	Amount	of total
($ in thousands)
Commercial lines:
Automobile	$235,956	19.8%	$220,959	20.0%	$220,120	19.7%
Property	279,386	23.5	258,100	23.3	247,843	22.3
Workers' compensation	244,527	20.6	223,477	20.2	227,842	20.5
Liability	224,223	18.9	207,374	18.7	220,889	19.8
Other	27,972	2.4	30,064	2.7	32,296	2.9

Total commercial lines	1,012,064	85.2	939,974	84.9	948,990	85.2

Personal lines:
Automobile (1)	96,536	8.1	95,409	8.6	94,192	8.5
Property	78,068	6.5	70,012	6.3	67,648	6.1
Liability	2,074	0.2	1,923	0.2	2,044	0.2

Total personal lines	176,678	14.8	167,344	15.1	163,884	14.8

Total	$1,188,742	100.0%	$1,107,318	100.0%	$1,112,874	100.0%

(1)  The amounts for 2009, 2010 and, to a lesser extent, 2011 reflect a change from six-month policies to annual policies.

Reinsurance

As previously noted, the reinsurance subsidiary primarily assumes the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies (subject to certain limited exceptions).  Employers Mutual writes both pro rata and excess of loss reinsurance for unaffiliated insurance companies.  Pro rata reinsurance is a form of reinsurance in which the reinsurer assumes a stated percentage of all premiums, losses and related expenses in a given class of business.  In contrast, excess of loss reinsurance provides coverage for a portion of losses incurred by an insurer which exceed predetermined retention limits.

The following table sets forth the assumed premiums written of the reinsurance subsidiary for the three years ended December 31, 2011, by line of business.  For 2011, assumed premiums written reflect an increase in Employers Mutual’s participation in the MRB pool upon the withdrawal of another member of MRB effective January 1, 2011.  This increased Employers Mutual’s participation in the pool from an approximate one-fifth share to a one-fourth share.  The assumed premium written amount for 2011 also includes a positive $1,022,885 portfolio adjustment which serves as an offset to the increase in unearned premiums recognized in connection with this change in participation.  Ten percent of these increases (including $102,288 for the portfolio adjustment) were ceded back to Employers Mutual in accordance with the terms of the excess of loss agreement.

	Year ended December 31,
	2011		2010		2009
		Percent		Percent		Percent
Line of business	Amount	of total	Amount	of total	Amount	of total
($ in thousands)
Pro rata reinsurance:
Property and casualty	$10,198	10.6%	$7,951	9.5%	$7,436	9.8%
Property	14,302	14.8	15,092	18.0	19,773	26.0
Crop	5,907	6.1	3,572	4.2	2,172	2.9
Casualty	1,333	1.4	537	0.6	1,051	1.4
Marine/aviation	895	0.9	662	0.8	368	0.5

Total pro rata reinsurance	32,635	33.8	27,814	33.1	30,800	40.6

Excess of loss reinsurance:
Property	53,379	55.3	45,412	54.0	35,343	46.5
Casualty	10,486	10.9	10,809	12.9	9,782	12.9
Surety	(7)	-	20	-	(24)	-

Total excess of loss reinsurance	63,858	66.2	56,241	66.9	45,101	59.4

Total	$96,493	100.0%	$84,055	100.0%	$75,901	100.0%

Marketing and Distribution

Property and Casualty Insurance

The pool participants market a wide variety of commercial and personal lines insurance products through 16 full service branch offices, which actively write business in 42 states.  The pool participants’ products are marketed exclusively through a network of over 2,100 local independent agency relationships through 3,800 offices. The pool participants primarily focus on the sale of commercial lines of property and casualty insurance to small and medium-sized businesses, which are considered to be policyholders that pay less than $100,000 in annual premiums.  The pool participants also seek to provide more than one policy to a given customer, because this “account selling” strategy diversifies risks and generally improves underwriting results.

The pool participants wrote approximately $1.2 billion in direct premiums in 2011, with 85 percent of this business coming from commercial lines products and 15 percent coming from personal lines products.  Although a majority of the pool participants’ business is generated by sales in the Midwest, Employers Mutual’s branch offices are located across the country to take advantage of local market conditions and opportunities, as well as to spread risk geographically.  Each branch office performs its own underwriting, claims, marketing and risk management functions according to policies and procedures established and monitored by the home office.  This decentralized network of branch offices allows the pool participants to develop marketing strategies, products and pricing that target the needs of individual marketing territories and take advantage of different opportunities for profit in each market.  This operating structure also enables the pool participants to develop close relationships with the agents and customers with whom they do business.

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

The following table sets forth the geographic distribution of the aggregate direct premiums written of all parties to the pooling agreement for the three years ended December 31, 2011.

	Year ended December 31,
	2011	2010	2009

Illinois	4.2%	4.0%	4.0%
Iowa	14.9	15.5	15.6
Kansas	9.6	9.9	9.9
Michigan	3.6	3.3	3.4
Minnesota	4.1	3.9	3.5
Nebraska	5.3	5.5	5.6
North Carolina	2.6	2.8	3.1
Pennsylvania	3.7	3.7	3.7
Texas	3.5	3.7	4.2
Wisconsin	6.1	6.0	5.8
Other *	42.4	41.7	41.2
	100.0%	100.0%	100.0%

* Includes all other jurisdictions, none of which accounted for more than 3 percent.

Reinsurance

The reinsurance subsidiary currently obtains 95 percent of its business from Employers Mutual through the quota share agreement, and writes 5 percent directly.  The reinsurance subsidiary relies on the financial strength of Employers Mutual to write the reinsurance business, as well as the competitive advantage that Employers Mutual has by virtue of being licensed in all 50 states.  Reinsurance marketing is undertaken by Employers Mutual in its role as the direct writer of the reinsurance business; however, the reinsurance subsidiary is utilized in the marketing efforts to help differentiate the reinsurance business from the direct insurance business that is written by Employers Mutual and the other pool participants.

The reinsurance business is derived from two sources.  Approximately 78 percent of the reinsurance subsidiary’s assumed reinsurance premiums earned in 2011 were generated through the activities of Employers Mutual’s Home Office Reinsurance Assumed Department (also known as “HORAD”).  The reinsurance business written by HORAD is brokered through independent intermediaries.  As a result, the risks assumed by HORAD do not materially overlap with the risks assumed through MRB (discussed below).  The risks assumed by Employers Mutual through HORAD are directly underwritten by Employers Mutual.  As such, Employers Mutual has discretion with respect to the type and size of risks which it assumes and services through these activities.  Since the reinsurance subsidiary utilizes Employers Mutual’s underwriting personnel and systems to process its direct business written, HORAD also includes the business written directly by the reinsurance subsidiary.

The remaining 22 percent of the reinsurance subsidiary’s assumed reinsurance premiums earned in 2011 were generated through Employers Mutual’s participation in the MRB pool, an unincorporated association through which Employers Mutual and three other unaffiliated insurance companies participate in a voluntary reinsurance pool to meet the reinsurance needs of small and medium-sized, unaffiliated mutual insurance companies.  Employers Mutual has participated in the MRB pool since 1957.  MRB is controlled by a board of directors composed of the four member companies, including one representative designated by Employers Mutual.  As a member of this organization, Employers Mutual assumes its proportionate share of the risks ceded to MRB by unaffiliated insurers.  Since MRB is structured on a joint liability basis, Employers Mutual, and therefore the Company’s reinsurance subsidiary, would be obligated with respect to the proportionate share of risks assumed by the other participants in the event they were unable to perform.  MRB, which is operated by an independent management team, manages assumed risks through typical underwriting practices, including loss exposure controls provided through reinsurance coverage obtained for the benefit of MRB.  The reinsurance risks for MRB arise primarily from the Northeast and Midwest markets.  Underwriting of risks and pricing of coverage is performed by MRB management under general guidelines established by Employers Mutual and the other participating insurers.  Except for this general oversight, Employers Mutual has only limited control over the risks assumed by, and the operating results of, MRB.  Because of the joint liability structure, MRB participating companies must maintain a rating of “A-” (Excellent) or above from A.M. Best Company and meet certain other standards.

Country Mutual Insurance Company terminated its participation in the MRB pool effective January 1, 2011.  As a result, Employers Mutual became a one-fourth participant in the MRB pool, up from its previous approximate one-fifth participation.

The following table sets forth the geographic distribution of the assumed premiums written of the reinsurance subsidiary (gross of the amount ceded to Employers Mutual in connection with the excess of loss agreement) for the three years ended December 31, 2011.

	Year ended December 31,
	2011		2010		2009
		Percent		Percent		Percent
Domiciliary jurisdiction	Amount	of total	Amount	of total	Amount	of total
($ in thousands)
Germany	$4,923	4.6%	$3,855	4.6%	$4,229	5.6%
Other foreign jurisdictions *	15,560	14.5	10,459	12.4	9,264	12.1
Domestic	86,732	80.9	69,741	83.0	62,408	82.3

Total	$107,215	100.0%	$84,055	100.0%	$75,901	100.0%

* Includes all other foreign jurisdictions, none of which accounted for more than 3 percent.

Employers Mutual emphasizes writing excess of loss reinsurance business in its HORAD operation and works to increase its participation on existing contracts that have had favorable terms.  Employers Mutual strives to be flexible in the types of reinsurance products it offers, but generally limits its writings to direct reinsurance business, rather than providing retrocessional covers.  A trend in the reinsurance marketplace is for “across the board” participation on excess of loss reinsurance contracts.  As a result, reinsurance companies must be willing to participate on all layers offered under a specific contract in order to be considered a viable reinsurer.

It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business.  Commissions paid by the reinsurance subsidiary to Employers Mutual for this purpose amounted to $17,413,000 in 2011.  During 2011, the reinsurance subsidiary ceded to Employers Mutual 10.0 percent of its total assumed reinsurance premiums written from all sources as premium for the $3,000,000 excess of loss protection provided by Employers Mutual, which amounted to $10,721,000.  The reinsurance subsidiary also assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement, as well as the German business written directly.  The net foreign currency exchange loss assumed by the reinsurance subsidiary in 2011 was $592,000.

Competition

Property and Casualty Insurance

The property and casualty insurance business is very competitive.  The pool participants compete in the United States insurance market with numerous insurers, many of which have substantially greater financial resources.  Competition in the types of insurance in which the pool participants are engaged is based on many factors, including the perceived overall financial strength of the insurer, industry ratings, premiums charged, contract terms and conditions, services offered, speed of claim payments, reputation and experience.  Because the pool participants’ insurance products are marketed exclusively through independent agencies, they face competition to retain qualified agencies, as well as competition within the agencies.  The pool participants also compete with direct writers, who utilize salaried employees and generally offer their products at a lower cost; exclusive agencies, who write insurance business for only one company; and to a lesser extent, internet-based enterprises.  Employers Mutual’s decentralized network of 16 branch offices allows the pool participants to enhance business relationships with agents and customers and develop products, marketing strategies and pricing parameters targeted to individual territories.  The pool participants also utilize an agent’s incentive trip and a profit-sharing plan as incentives for the independent agencies to place high-quality insurance business with them.

Reinsurance

Employers Mutual, in writing reinsurance business through its HORAD operation, competes in the global reinsurance market with numerous reinsurance companies, many of which have substantially greater financial resources.  Competition for reinsurance business is based on many factors, including the perceived financial strength of the reinsurer, industry ratings, stability in products offered and licensing status.  Some ceding companies have tended to favor large, highly-capitalized reinsurance companies who are able to provide “mega” line capacity for multiple lines of business.  Employers Mutual faces the risk of ceding companies becoming less interested in diversity and spread of reinsurance risk in favor of having fewer, highly-capitalized reinsurance companies on their program.

While reinsurer competition for national and regional company business is growing, the Company believes that MRB has a competitive advantage in the smaller mutual company market that it serves due to its low operating costs.  MRB understands the needs of the smaller company market and operates at a very low expense ratio, enabling it to offer reinsurance coverage (on business that generally presents less risk) to an under-served market at lower margins.  However, due to growth in the reinsurance intermediary marketplace, the size of this under-served market has declined.

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

Statutory Combined Trade Ratios

The following table sets forth the statutory combined trade ratios of the Company’s insurance subsidiaries and the property and casualty insurance industry averages for the five years ended December 31, 2011.  The combined trade ratios below are the sum of the following:  the loss ratio, calculated by dividing losses and settlement expenses incurred by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written and policyholder dividends by net premiums earned.  Generally, if the combined trade ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.

	Year Ended December 31,
	2011	2010	2009	2008	2007

Property and casualty insurance
Loss ratio	78.7%	68.9%	65.6%	73.9%	62.1%
Expense ratio	36.1%	37.0%	37.8%	35.6%	36.2%
Combined trade ratio	114.8%	105.9%	103.4%	109.5%	98.3%

Reinsurance (1)
Loss ratio	96.6%	55.8%	65.4%	83.8%	67.0%
Expense ratio	21.5%	32.3%	22.0%	23.7%	22.9%
Combined trade ratio	118.1%	88.1%	87.4%	107.5%	89.9%

Total insurance operations (1)
Loss ratio	82.8%	66.1%	65.6%	75.8%	63.0%
Expense ratio	32.8%	36.0%	34.7%	33.3%	33.8%
Combined trade ratio	115.6%	102.1%	100.3%	109.1%	96.8%

Property and casualty insurance industry averages (2)
Loss ratio	79.1%	72.0%	72.7%	77.1%	67.7%
Expense ratio	28.4%	29.0%	28.5%	28.0%	27.9%
Combined trade ratio	107.5%	101.0%	101.2%	105.1%	95.6%

(1)       The 2011 expense ratio and combined trade ratio for “reinsurance” and “total insurance operations” reflect $921,000 of additional premiums written (net of $102,000 ceded to Employers Mutual under the excess of loss agreement) and $399,000 of commission expense that were recorded in connection with the change in Employers Mutual’s participation in the MRB pool.  Excluding these adjustments, the expense ratio and combined trade ratio for “reinsurance” would have been 21.3 percent and 117.9 percent, respectively, and for “total insurance operations” would have been 32.7 percent and 115.5 percent, respectively.

(2)       As reported by A.M. Best Company.  The ratio for 2011 is an estimate; the actual combined trade ratio is not currently available.

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

Despite the inherent uncertainties of estimating loss and settlement expense reserves, management believes that the Company’s reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that the reserve for losses and settlement expenses at December 31, 2011 represents management’s best estimate of the Company’s overall liability.

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

IBNR loss reserves are established by applying actuarially derived “IBNR factors” to the previous twelve months earned premiums.  The IBNR factors are determined for each line of business on an annual basis through an actuarial study of historic IBNR emergence relative to on-level premium.  The IBNR factors are adjusted on a quarterly basis for rate level changes, and may be further adjusted if the actuarial department recommends that a change in the overall reserve level is warranted.  The formula IBNR loss reserve established through this process is for all accident years combined, and is allocated to the various accident years by applying an allocation factor to the total formula IBNR amount.  The accident year allocation factors are determined by line of business and, beginning in 2010, are based on an annual study of indicated reserve adequacy by accident year maturity, as well as historic IBNR emergence.  Previously, the formula IBNR loss reserve was allocated to the various accident years based solely on a study of the lag in historic claims reporting patterns from occurrence date to reported date.  Other categories of the IBNR loss reserve, which are used to cover exposures associated with asbestos and environmental claims, storms and catastrophic events, are established independently.  IBNR loss reserves associated with catastrophe losses are event-specific, and are initially established based on known exposures and estimates of loss frequency and severity.  The initial projections are adjusted as actual loss information is reported.

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

	Year ended December 31,
	2011	2010	2009
	($ in thousands)
Gross reserves at beginning of year	$556,141	$556,152	$573,032
Re-valuation due to foreign currency exchange rates	392	(166)	(228)
Ceded reserves at beginning of year	(29,062)	(28,171)	(33,009)
Net reserves at beginning of year	527,471	527,815	539,795

Incurred losses and settlement expenses

Provision for insured events of the current year	376,073	305,390	297,372
Decrease in provision for insured events of prior years	(33,099)	(50,749)	(48,622)
Total incurred losses and settlement expenses	342,974	254,641	248,750

Payments

Losses and settlement expenses attributable to insured events of the current year	167,794	122,330	111,501
Losses and settlement expenses attributable to insured events of prior years	146,193	132,655	149,229
Total payments	313,987	254,985	260,730

Net reserves at end of year	556,458	527,471	527,815
Ceded reserves at end of year	36,842	29,062	28,171

Gross reserves at end of year, before foreign currency re-valuation	593,300	556,533	555,986
Re-valuation due to foreign currency exchange rates	-	(392)	166
Gross reserves at end of year	$593,300	$556,141	$556,152

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

Year ended December 31, 2011

Property and casualty insurance segment

For the property and casualty insurance segment, the December 31, 2011 estimate of loss and settlement expense reserves for accident years 2010 and prior decreased $20,163,000 from the estimate at December 31, 2010.  This decrease represented 5.0 percent of the December 31, 2010 carried reserves.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2011; however, the accident year allocation factors applied to IBNR, bulk case and a portion of defense and cost containment reserves were revised at December 31, 2011 as part of the annual review.  This change resulted in the movement of $1,396,000 of reserves from prior accident years to the current accident year, and hence, was reported as favorable development on prior years' reserves.

Reserves on previously reported claims developed favorably in 2011 by approximately $15,478,000.  Of that amount, $154,000 is attributable to the revised accident year allocation factors for bulk case loss reserves.  Favorable development on case and bulk case loss reserves occurred in all major lines of business.  For all lines combined, the latest five prior accident years were responsible for over 83 percent of the total favorable development.  In aggregate, the favorable development on previously reported claims is attributable to decreased severity on claims that closed during 2011.  The following table displays the development experienced on previously reported claims, as well as the development amounts generated by the change in accident year allocation factors, by line of business:

		Development	Total
		associated with	development
	Development	the change in	on
	experienced on	accident year	previously
	previously	allocation	reported
Line of business	reported claims	factors	claims
($ in thousands)
Personal auto liability	$(668)	$-	$(668)
Commercial auto liability	(3,879)	(142)	(4,021)
Auto physical damage	(1,046)	-	(1,046)
Workers' compensation	(1,851)	-	(1,851)
Other liability	(878)	-	(878)
Commercial property	(4,542)	(12)	(4,554)
Homeowners	(1,173)	-	(1,173)
Bonds	(1,287)	-	(1,287)

Total	$(15,324)	$(154)	$(15,478)

Overall, IBNR loss reserves developed adversely by $376,000.  This adverse development is primarily attributed to increased exposures ($1,257,000), higher than expected emergence ($610,000) and a minor amount from the change in IBNR distribution by line of business ($121,000).  Partially offsetting the adverse development was favorable development stemming from reductions in the carried formula IBNR loss reserves based on actions taken as a result of scheduled reserve reviews ($608,000) and changes in IBNR accident year allocation factors described above ($1,004,000).  For all lines combined, the majority of adverse development is attributable to accident year 2010 workers’ compensation losses.  The following table displays the development experienced on IBNR loss reserves from each of these factors, by line of business:

	Development on IBNR reserves resulting from:
		Actions
	Loss	taken as a		Change in
	emergence	result of		accident	Change
	different	scheduled	Change in	year	from line-of-
	than	reserve	underlying	allocation	business
Line of business	expected	reviews	exposures	factors	distribution	Total
($ in thousands)
Personal auto liability	$277	$180	$24	$53	$(42)	$492
Commercial auto liability	(2,419)	(413)	113	-	32	(2,687)
Auto physical damage	424	35	4	(12)	(9)	442
Workers' compensation	2,474	683	420	(813)	(31)	2,733
Other liability	(4,572)	(1,544)	662	-	176	(5,278)
Commercial property	2,023	326	35	(84)	(59)	2,241
Homeowners	799	108	9	(29)	33	920
Bonds	1,604	17	(10)	(119)	21	1,513

Total	$610	$(608)	$1,257	$(1,004)	$121	$376

Total settlement expense reserves developed favorably in 2011 by $7,842,000.  Approximately 60 percent of the favorable development is attributed to defense and cost containment expenses.  The reserves associated with these expenses were established in bulk and were allocated to the various accident years in proportion to the accident year distribution of the underlying loss reserves.  During 2011, the underlying loss reserves experienced favorable development, which generated favorable development in the settlement expense reserves.  However, the portion of this reserve associated with asbestos claims experienced adverse development of $471,000 due to strengthening required to increase the indicated survival ratio, which has declined in recent years due to increased litigation costs, to a more prudent level.  Also, the changes in the IBNR and bulk case loss reserve accident year allocation factors generated $238,000 of favorable development in the defense and cost containment expense reserves.  The remaining 40 percent of favorable development is attributed to adjusting and other expenses (i.e., internal claims department, independent adjuster and miscellaneous settlement expenses).  Differences in the allocation factors used to distribute the reserves for these expenses at year-end 2011 compared to year-end 2010 generated $498,000 of favorable development.  The majority of the remaining favorable development resulted from settlement expense payments that were lower than anticipated in the payment patterns used in the December 31, 2010 accident year allocations.  This favorable development occurred primarily in the other liability line of business.

Prior accident years’ reserves for non-voluntary assumed business developed adversely by $244,000, attributed primarily to assigned risk pools.

The above results reflect prior accident year reserve development on a direct and assumed basis.  During 2011, ceded losses and settlement expenses for prior accident years decreased $1,769,000.  This decrease in reinsurance recoveries was recognized as adverse development.

Reinsurance segment

For the reinsurance segment, the December 31, 2011 estimate of loss and settlement expense reserves for accident years 2010 and prior decreased $ 12,936,000 from the estimate at December 31, 2010.  This decrease represented 8.4 percent of the December 31, 2010 carried reserves.  The HORAD portion of the book experienced favorable development of approximately $13,063,000 while MRB had adverse development of approximately $127,000.  For MRB, accident years prior to 2003 developed favorably; however, the IBNR reserves for accident years 2003-2009 were strengthened, resulting in adverse development for each accident year (except 2006) ranging from $131,000 (2003) to $466,000 (2009).  Accident year 2010 had minor adverse development of $91,000.   For HORAD, much of the development was attributed to reported losses that were below December 2010 implicit projections for policy year 2010 in the property pro rata, multiline excess, casualty excess and property per risk classes.

No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expenses reserves during 2011.

Year ended December 31, 2010

Property and casualty insurance segment

For the property and casualty insurance segment, the December 31, 2010 estimate of loss and settlement expense reserves for accident years 2009 and prior decreased $28,726,000 from the estimate at December 31, 2009.  This decrease represented approximately 7.0 percent of the December 31, 2009 carried reserves.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2010; however, three changes were made to the procedures used to establish and allocate certain reserves to the various accident years.  First, the bulk case loss reserve methodology was enhanced with the introduction of an "incurred" accident year chain ladder method to supplement the "paid" chain ladder review.  This change in procedure had no impact on the reported development amounts.  Second, the procedure for allocating the formula IBNR reserve to the various accident years was revised to incorporate an analysis of reserve adequacy by accident year maturity, as well as historic IBNR emergence.  This change resulted in the movement of $5,494,000 of IBNR reserves from the current accident year to prior accident years, and hence, was reported as adverse development on prior years’ reserves.  Finally, the accident year allocation factors for the bulk case loss reserves were developed using the same methodology as the IBNR accident year allocation factors.  This change resulted in the movement of $688,000 in bulk case loss reserves from prior accident years to the current accident year, and therefore was reported as favorable development on prior years’ reserves.  The new IBNR and bulk case loss reserve accident year allocation factors were implemented effective December 31, 2010, and are reviewed annually.

Reserves on previously reported claims developed favorably in 2010 by approximately $18,738,000.  Of that amount, $688,000 was attributable to the newly implemented accident year allocation factors for bulk case loss reserves.  Favorable development on case and bulk case loss reserves occurred in all major lines of business.  For all lines combined, the latest five prior accident years were responsible for over 73 percent of the total favorable development.  In aggregate, the favorable development on previously reported claims was attributable to decreased severity on claims that closed during 2010.  The following table displays the development experienced on previously reported claims, as well as the development amounts generated by the change in accident year allocation factors, by line of business:

		Development	Total
		associated with	development
	Development	the change in	on
	experienced on	accident year	previously
	previously	allocation	reported
Line of business	reported claims	factors	claims
($ in thousands)
Personal auto liability	$(1,929)	$-	$(1,929)
Commercial auto liability	(546)	(1,166)	(1,712)
Auto physical damage	(1,164)	-	(1,164)
Workers' compensation	(4,756)	532	(4,224)
Other liability	(2,009)	(54)	(2,063)
Commercial property	(3,911)	-	(3,911)
Homeowners	(1,287)	-	(1,287)
Bonds	(2,448)	-	(2,448)

Total	$(18,050)	$(688)	$(18,738)

Overall, IBNR loss reserves developed favorably by $4,614,000.  This favorable development was attributed to several factors, including better than expected emergence ($8,246,000), reductions in the carried formula IBNR loss reserves based on actions taken as a result of scheduled reserve reviews ($1,235,000), and the impact of underlying exposure decreases ($1,406,000), which result from the fact that formula IBNR loss reserves were calculated through the application of IBNR factors to premiums earned, thus, exposure changes affected the amount of carried reserves.  The favorable development generated by these factors was partially offset by adverse development stemming from the change in IBNR accident year allocation factors described above ($5,494,000) and a change in line-of-business distribution ($779,000).  For all lines combined, almost all of the favorable development was attributable to accident years 2008 and 2009.  The following table displays the development experienced on IBNR loss reserves from each of these factors, by line of business:

	Development on IBNR reserves resulting from:
		Actions
	Loss	taken as a		Change in
	emergence	result of		accident	Change
	different	scheduled	Change in	year	from line-of-
	than	reserve	underlying	allocation	business
Line of business	expected	reviews	exposures	factors	distribution	Total
($ in thousands)
Personal auto liability	$(240)	$(278)	$12	$-	$-	$(506)
Commercial auto liability	(3,328)	5	57	913	(40)	(2,393)
Auto physical damage	(292)	(17)	4	48	334	77
Workers' compensation	(1,169)	(6)	(123)	3,480	(123)	2,059
Other liability	(3,293)	(486)	(1,403)	784	(206)	(4,604)
Commercial property	(833)	(202)	88	376	(189)	(760)
Homeowners	(1,165)	(29)	(5)	263	(132)	(1,068)
Bonds	2,074	(222)	(36)	(370)	1,135	2,581

Total	$(8,246)	$(1,235)	$(1,406)	$5,494	$779	$(4,614)

Total settlement expense reserves developed favorably in 2010 by $6,684,000.  Approximately 60 percent of the favorable development was attributed to defense and cost containment expenses.  The reserves associated with these expenses were established in bulk and were allocated to the various accident years in proportion to the accident year distribution of the underlying loss reserves.  During 2010, the underlying loss reserves experienced favorable development, which generated favorable development in the settlement expense reserves.  However, the portion of this reserve associated with asbestos claims experienced adverse development of $3,420,000 due to strengthening required to increase the indicated survival ratio, which had declined in recent years due to increased litigation costs, to a more prudent level.  Also, the changes in the IBNR and bulk case loss reserve accident year allocation factors generated $1,230,000 of adverse development in the defense and cost containment expense reserves.  The remaining 40 percent of favorable development was attributed to adjusting and other expenses (i.e., internal claims department, independent adjuster and miscellaneous settlement expenses).  Differences in the allocation factors used to distribute the reserves for these expenses at year-end 2010 compared to year-end 2009 generated $111,000 of adverse development.  The majority of the remaining favorable development resulted from settlement expense payments that were lower than anticipated in the payment patterns used in the December 31, 2009 accident year allocations.  This favorable development occurred primarily in the other liability line of business.

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

Reinsurance segment

For the reinsurance segment, the December 31, 2010 estimate of loss and settlement expense reserves for accident years 2009 and prior decreased $ 22,023,000 from the estimate at December 31, 2009.  This represented 15.1 percent of the December 31, 2009 carried reserves.  The HORAD and MRB portions of the book contributed 65 percent and 35 percent of the favorable development, respectively.  For MRB, the favorable development was primarily associated with a reclassification of $6,065,000 of IBNR reserves to contingent commission reserves, which generated favorable development in accident years 2004 through 2008, but had no impact on operating income.   For HORAD, much of the development was attributed to reported losses that were below December 2009 implicit projections for policy years 2007 through 2008 in the property and casualty classes, and policy year 2009 in the catastrophe and multi-line classes.

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

	Year ended December 31,
($ in thousands)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011

Statutory reserves for losses and settlement expenses	303,643	321,945	354,200	405,683	502,927	514,576	521,159	541,254	529,527	529,672	558,707

Retroactive restatement of reserves in conjunction with the increase in the property and casualty insurance subsidiaries' aggregate participation in the pooling agreement	58,392	61,010	65,696	78,818	-	-	-	-	-	-	-

Statutory reserves after retroactive restatement	362,035	382,955	419,896	484,501	502,927	514,576	521,159	541,254	529,527	529,672	558,707

GAAP Adjustments	(1,242)	(1,381)	(1,378)	(1,364)	(1,526)	(1,827)	(2,032)	(1,459)	(1,712)	(2,201)	(2,249)

Reserves for losses and settlement expenses	360,793	381,574	418,518	483,137	501,401	512,749	519,127	539,795	527,815	527,471	556,458

Paid (cumulative) as of:
One year later	129,501	131,395	137,875	139,665	125,043	137,265	140,127	149,229	132,655	146,193	-
Two years later	206,088	213,756	221,724	210,516	202,851	217,804	221,285	221,157	210,418	-	-
Three years later	258,117	270,782	272,448	265,049	257,114	268,933	266,267	271,762	-	-	-
Four years later	296,491	301,714	302,862	298,997	290,940	297,075	297,348	-	-	-	-
Five years late	316,686	321,647	324,775	320,136	309,532	316,320	-	-	-	-	-
Six years later	329,575	338,375	339,633	333,478	323,175	-	-	-	-	-	-
Seven years later	340,759	350,140	349,338	344,311	-	-	-	-	-	-	-
Eight years later	350,003	357,911	357,310	-	-	-	-	-	-	-	-
Nine years later	356,101	364,628	-	-	-	-	-	-	-	-	-
Ten years later	361,165	-	-	-	-	-	-	-	-	-	-

Reserves re-estimated as of:
End of year	360,793	381,574	418,518	483,137	501,401	512,749	519,127	539,795	527,815	527,471	556,458
One year later	369,076	391,544	445,221	467,729	459,485	474,011	483,819	491,173	477,066	494,372	-
Two years later	383,987	418,518	445,378	448,803	446,279	460,931	464,515	469,576	461,732	-	-
Three years later	398,250	422,873	437,123	444,910	437,589	449,500	447,685	459,076	-	-	-
Four years later	407,791	421,657	437,559	436,690	429,680	437,096	445,162	-	-	-	-
Five years later	409,035	428,458	432,891	431,878	423,365	436,838	-	-	-	-	-
Six years later	413,355	426,893	430,665	428,737	421,851	-	-	-	-	-	-
Seven years later	412,947	428,004	427,508	427,354	-	-	-	-	-	-	-
Eight years later	414,916	424,632	426,359	-	-	-	-	-	-	-	-
Nine years later	411,149	423,743	-	-	-	-	-	-	-	-	-
Ten years later	409,310	-	-	-	-	-	-	-	-	-	-

Cumulative redundancy (deficiency)	$(48,517)	(42,169)	(7,841)	55,783	79,550	75,911	73,965	80,719	66,083	33,099	-

Gross loss and settlement expense reserves - end of year (A)	375,919	394,810	444,901	515,509	544,051	548,358	551,005	572,804	555,986	556,533	593,300
Reinsurance receivables	15,126	13,236	26,383	32,372	42,650	35,609	31,878	33,009	28,171	29,062	36,842
Net loss and settlement expense reserves - end of year	$360,793	381,574	418,518	483,137	501,401	512,749	519,127	539,795	527,815	527,471	556,458

Gross re-estimated reserves - latest (B)	432,434	448,903	458,935	459,213	459,181	466,665	477,359	491,499	488,485	517,950	593,300
Re-estimated reinsurance receivables - latest	23,124	25,160	32,576	31,859	37,330	29,827	32,197	32,423	26,753	23,578	36,842
Net re-estimated reserves -latest	$409,310	423,743	426,359	427,354	421,851	436,838	445,162	459,076	461,732	494,372	556,458

Gross cumulative redundancy (deficiency) (A-B)	$(56,515)	(54,093)	(14,034)	56,296	84,870	81,693	73,646	81,305	67,501	38,583	-

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

The following table presents asbestos and environmental-related losses and settlement expenses incurred and reserves outstanding, net of reinsurance, for the Company:

	Year ended December 31,
	2011	2010	2009
	($ in thousands)
Losses and settlement expenses incurred:
Asbestos:
Property and casualty insurance	$958	$2,809	$796
Reinsurance	-	-	-
	958	2,809	796
Environmental:
Property and casualty insurance	99	(260)	115
Reinsurance	-	-	-
	99	(260)	115

Total losses and settlement expenses incurred	$1,057	$2,549	$911

	Year ended December 31,
	2011	2010	2009
Loss and settlement expense reserves:	($ in thousands)
Asbestos:
Property and casualty insurance	$5,175	$5,278	$3,922
Reinsurance	485	538	573
	5,660	5,816	4,495
Environmental:
Property and casualty insurance	545	547	1,003
Reinsurance	728	720	721
	1,273	1,267	1,724

Total loss and settlement expense reserves	$6,933	$7,083	$6,219

The property and casualty insurance subsidiaries have exposure to environmental and asbestos claims arising primarily from the other liability line of business.  These exposures are closely monitored by management, and IBNR loss reserves have been established to cover estimated ultimate losses.  The asbestos reserves were strengthened in each of the last four years based on examinations of the implied three-year survival ratio (ratio of loss and settlement expense reserves to the three-year average of loss and settlement expense payments), which has deteriorated due to an increase in both paid losses and paid settlement expenses.  Settlement expense payments have increased significantly since 2008 and have been the primary driver behind the implemented reserve increases.  The primary cause of this increase in paid settlement expenses is the retention of a National Coordinating Counsel (NCC) in 2008 for a policyholder having exposure in numerous jurisdictions.  The NCC has provided, and continues to provide, significant services in the areas of document review, discovery, deposition and trial preparation.  The dollar amount of paid losses peaked in 2008, and though subsequent years have fared better, payment activity remains significantly higher than pre-2008 levels.

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

Based upon current facts, management believes the reserves carried for asbestos and environmental-related claims at December 31, 2011 are adequate.  Although future changes in the legal and political environment may result in adjustment to these reserves, management believes any adjustment will not have a material impact on the financial condition or results of operations of the Company.

Reinsurance Ceded

Property and Casualty Insurance

The pool participants cede insurance in the ordinary course of business for the primary purpose of limiting their maximum loss exposure.  The pool participants also purchase catastrophe reinsurance to cover multiple losses arising from a single event.

All major reinsurance treaties, with the exception of the pooling agreement, the personal and commercial boiler treaties, and an employment practices liability contract, are on an “excess of loss” basis whereby the reinsurer agrees to reimburse the pool participants for covered losses in excess of a predetermined amount, up to a stated limit.  The boiler treaties and the employment practices liability contract provide for 100 percent reinsurance of the pool’s direct boiler and employment practices exposures.  Facultative reinsurance from approved domestic markets, which provides reinsurance on an individual risk basis and requires specific agreement of the reinsurer as to the limits of coverage provided, is purchased when coverage by an insured is required in excess of treaty capacity or where a high-risk type policy could expose the treaty reinsurance programs.

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

A summary of the reinsurance treaties benefiting the pool participants during 2011 is presented below.  Retention amounts reflect the accumulated retentions and co-participation of all layers within a treaty.

Type of reinsurance treaty	Retention		Limits
Property per risk	$4,000,000	100	percent of $61,000,000
Property catastrophe	$17,575,000	95	percent of $162,500,000
Casualty	$3,500,000	96	percent of $38,000,000
Workers' compensation excess	$-		$20,000,000 excess of $40,000,000
Umbrella	$2,000,000	100	percent of $8,000,000
Fidelity	$1,200,000	95	percent of $4,000,000
Surety	$2,700,000	91	percent of $19,000,000
Boiler - Commercial Lines	$-	100	percent of $100,000,000
Boiler - Personal Lines	$-	100	percent of $50,000
Employment Practices Liability	$-	100	percent of $100,000

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

The major reinsurers in the pool participants’ reinsurance programs during 2011 are presented below.  The percentages represent the reinsurers’ share of the total reinsurance protection under all coverages.  Each type of coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within these coverages.  All programs (except the boiler program) are handled by reinsurance brokers.  The reinsurance of those programs is syndicated to 46 domestic and foreign reinsurers.

In formulating reinsurance programs, Employers Mutual is selective in its choice of reinsurers.  Employers Mutual selects reinsurers on the basis of financial stability and long-term relationships, as well as the price of the coverage.  Reinsurers are generally required to have an A.M. Best rating of “A” (Excellent) or higher and a minimum policyholders’ surplus of $250,000,000.

	Percent
	of total	2011
Property per risk, property catastrophe	reinsurance	A.M. Best
and casualty coverages	protection	rating
Underwriters at Lloyd's of London	28.7%	A
Mutual Reinsurance Bureau	15.7%	(1)
Hannover Ruckversicherung AG	10.2%	A
Platinum Underwriters Reinsurance, Inc.	6.1%	A
R + V Versicherung AG	3.6%	(2)
Swiss Reinsurance America Corporation	3.5%	A
Catlin Insurance Company Ltd.	3.3%	A
QBE Reinsurance Corporation	3.1%	A
Munich Reinsurance America Inc.	3.1%	A	+

Workers' compenstion excess coverage
Underwriters at Lloyd's of London	43.2%	A
Tokio Millennium Re Ltd.	30.0%	A	+
Allied World Assurance Company Ltd.	10.0%	A
Munich Reinsurance America Inc.	10.0%	A	+
Amlin AG	6.8%	A

Umbrella coverage
Transatlantic Reinsurance Company	20.0%	A
Swiss Reinsurance America Corporation	20.0%	A
Hannover Ruckversicherung AG	20.0%	A
TOA Reinsurance Company of America	17.5%	A
QBE Reinsurance Corporation	12.5%	A
Axis Reinsurance Company	10.0%	A

Fidelity and surety coverages
Transatlantic Reinsurance Company	40.0%	A
Partner Reinsurance Company of the US	25.5%	A	+
Hannover Ruckversicherung AG	22.2%	A
Odyssey America Reinsurance Corp	12.3%	A

Boiler - commercial lines coverage
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A	+

Boiler - personal lines coverage
Factory Mutual Insurance Company	100.0%	A	+

Employment practices liability coverage
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A	+

(1)
Mutual Reinsurance Bureau (MRB) is composed of Employers Mutual and three other unaffiliated mutual insurance companies.  MRB is backed by the financial strength of the four member companies.  All of the members of MRB were assigned an “A-” (Excellent) or better rating by A.M. Best.

(2)	R + V Versicherung AG is not rated by A.M. Best, but maintains an A+ rating from Standard & Poor’s.

On December 26, 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIA Reauthorization Act”) was signed into law, effective through December 31, 2014.  The TRIA Reauthorization Act continued the Federal backstop on losses from certified terrorism events from foreign sources, and expanded coverage to include domestic terrorism.  The TRIA Reauthorization Act covers most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, but with exclusions for commercial automobile insurance, burglary and theft insurance, surety insurance, professional liability insurance, and farm owners multiple peril insurance.  Each insurer has a deductible amount, which is calculated as a percentage of the prior year’s direct commercial lines premiums earned for the applicable lines of business, and a 15 percent retention above the deductible.  The percentage used in the deductible calculation is 20 percent.  The TRIA Reauthorization Act caps losses at $100 billion annually; no insurer that has met its deductible will be liable for payment of any portion above that amount.  For the Company, the TRIA Reauthorization Act deductible is approximately $40,800,000.

Coverage for terrorism losses is included in the pool participants’ reinsurance programs for property and casualty risks (including coverage for the aggregation of property claims from catastrophic losses, subject to a $10,000,000 per any one risk limit under the property catastrophe program).  In summary, coverage under the property contracts includes both domestic and foreign terrorism, though foreign terrorism is limited to one limit per layer.  Terrorism coverage in property lines is further restricted to exclude from coverage nuclear, biological, chemical and radiation (NBCR) losses, regardless of foreign or domestic source.  Coverage under the primary casualty contracts also includes both domestic and foreign terrorism, though foreign terrorism and domestic NBCR terrorism (combined) is limited to one limit per layer.

Reinsurance

The reinsurance subsidiary does not purchase outside reinsurance protection due to the excess of loss agreement with Employers Mutual.  During 2011, the reinsurance subsidiary paid premiums to Employers Mutual for this coverage calculated at 10.0 percent of total assumed reinsurance premiums written, which amounted to $10,721,000.

The reinsurance subsidiary does, however, assume and cede some selected reinsurance business through the quota share agreement in connection with “fronting” activities initiated by Employers Mutual whereby an agreed upon percentage of the selected assumed business is ceded to other reinsurer(s) on a pro rata basis.  Ceded earned premiums associated with this fronting activity amounted to $16,590,000 during 2011.  The ceded reinsurance associated with these fronting activities does not discharge the reinsurance subsidiary from its assumed liability to the original cedants, and the ability to collect reinsurance is subject to the solvency of the reinsurers.

The Company’s portion of premiums written ceded (excluding premiums ceded to voluntary and mandatory pools) by the property and casualty insurance segment and the reinsurance segment for the year ended December 31, 2011 is presented below.  Reinsurance coverage for the property and casualty insurance segment is often purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within the coverages.  Since each layer of coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer’s overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives.  The premium amounts ceded by the reinsurance subsidiary reflect fronting transactions handled through the quota share agreement.

	Premiums written ceded
	Property
	and casualty
	insurance	Reinsurance
Reinsurer	segment	segment	Total
($ in thousands)
Hartford Steam Boiler Inspection and Insurance Company	$6,009	$-	$6,009
American Agricultural Insurance Company	342	3,013	3,355
Underwriters at Lloyd's of London	3,007	-	3,007
Farmers Mutual Hail Insurance Company of Iowa	-	2,957	2,957
Hannover Ruckversicherung AG	2,167	-	2,167
Country Mutual Insurance Company	-	2,055	2,055
Swiss Reinsurance America Corporation	1,081	-	1,081
Transatlantic Reinsurance Company	1,065	-	1,065
TOA Reinsurance Company of America	850	-	850
Partner Reinsurance Company of the US	668	-	668
Other Reinsurers	5,488	50	5,538
Total	$20,677	$8,075	$28,752

The property and casualty insurance segment also cedes reinsurance on both a voluntary and a mandatory basis to state and national organizations in connection with various workers’ compensation and assigned risk programs, and to private organizations established to handle large risks.  The reinsurance segment cedes reinsurance business to the Mutual Reinsurance Bureau in connection with fronting activities handled through the quota share agreement.  The Company’s portion of premiums written ceded to these organizations for the year ended December 31, 2011 is presented below.

	Premiums written ceded
	Property
	and casualty
	insurance	Reinsurance
Reinsurer	segment	segment	Total
($ in thousands)
Mutual Reinsurance Bureau	$563	$7,985	$8,548
Wisconsin Compensation Rating Bureau	3,035	-	3,035
Michigan Catastrophic Claims Association	509	-	509
Other Reinsurers	155	-	155
Total	$4,262	$7,985	$12,247

The following table presents amounts due to the Company from reinsurers for losses and settlement expenses, contingent commissions, and prepaid reinsurance premiums as of December 31, 2011:

	Amount recoverable
	Property
	and casualty					2011
	insurance	Reinsurance			Percent	A.M. Best
	segment	segment	Total		of total	rating
($ in thousands)
Wisconsin Compensation Rating Bureau	$8,708	$-	$8,708		17.8%	(1)
Mutual Reinsurance Bureau	780	5,984	6,764		13.8	(2)
Michigan Catastrophic Claims Association	6,757	-	6,757		13.8	(1)
Hartford Steam Boiler Inspection and Insurance Company	3,623	-	3,623		7.4	A +
Underwriters at Lloyd's of London	2,918	-	2,918		6.0	A
Country Mutual Insurance Company	-	2,388	2,388		4.9	A +
American Agricultural Insurance Company	520	1,444	1,964		4.0	A-
Workers' Compensation Reinsurance Association of Minnesota	1,502	-	1,502		3.0	(1)
Hannover Ruckversicherung AG	1,493	-	1,493		3.1	A
Farmers Mutual Hail Insurance Company of Iowa	-	1,395	1,395		2.9	A
Other Reinsurers	11,383	-	11,383		23.3
	$37,684	$11,211	$48,895	(3)	100.0%

(1)
Amounts recoverable reflect the property and casualty insurance subsidiaries’ aggregate pool participation percentage of amounts ceded to these organizations by Employers Mutual in connection with its role as “service carrier.”  Under these arrangements, Employers Mutual writes business for these organizations on a direct basis and then cedes the business (typically at 100 percent) to these organizations.  Credit risk associated with these amounts is minimal as all companies participating in these organizations are responsible for the liabilities of such organizations on a pro rata basis.

(2)
Mutual Reinsurance Bureau (MRB) is composed of Employers Mutual and three other unaffiliated mutual insurance companies.  MRB is backed by the financial strength of the four member companies.  All of the members of MRB were assigned an “A-” (Excellent) or better rating by A.M. Best.

(3)
The total amount recoverable at December 31, 2011 represents $2,652,000 in paid losses and settlement expenses, $36,842,000 in unpaid losses and settlement expenses, $23,000 in contingent commissions, and $9,378,000 in prepaid reinsurance premiums.

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred for the three years ended December 31, 2011 is presented below.

	Year ended December 31, 2011
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written		($ in thousands)
Direct	$301,829	$-	$301,829
Assumed from nonaffiliates	1,611	123,275	124,886
Assumed from affiliates	356,622	-	356,622
Ceded to nonaffiliates	(24,939)	(16,060)	(40,999)
Ceded to affiliates	(301,829)	(10,722)	(312,551)
Net premiums written	$333,294	$96,493	$429,787

Premiums earned
Direct	$283,483	$-	$283,483
Assumed from nonaffiliates	1,542	122,065	123,607
Assumed from affiliates	344,669	-	344,669
Ceded to nonaffiliates	(24,562)	(16,590)	(41,152)
Ceded to affiliates	(283,483)	(10,722)	(294,205)
Net premiums earned	$321,649	$94,753	$416,402

Losses and settlement expenses incurred
Direct	$249,430	$-	$249,430
Assumed from nonaffiliates	1,619	122,681	124,300
Assumed from affiliates	264,217	732	264,949
Ceded to nonaffiliates	(14,387)	(16,010)	(30,397)
Ceded to affiliates	(249,430)	(15,878)	(265,308)
Net losses and settlement expenses incurred	$251,449	$91,525	$342,974

	Year ended December 31, 2010
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written		($ in thousands)
Direct	$261,451	$-	$261,451
Assumed from nonaffiliates	1,803	112,256	114,059
Assumed from affiliates	332,195	-	332,195
Ceded to nonaffiliates	(23,204)	(28,201)	(51,405)
Ceded to affiliates	(261,451)	-	(261,451)
Net premiums written	$310,794	$84,055	$394,849

Premiums earned
Direct	$249,254	$-	$249,254
Assumed from nonaffiliates	1,908	107,458	109,366
Assumed from affiliates	326,744	-	326,744
Ceded to nonaffiliates	(23,005)	(23,983)	(46,988)
Ceded to affiliates	(249,254)	-	(249,254)
Net premiums earned	$305,647	$83,475	$389,122

Losses and settlement expenses incurred
Direct	$177,643	$-	$177,643
Assumed from nonaffiliates	1,718	55,990	57,708
Assumed from affiliates	210,781	1,166	211,947
Ceded to nonaffiliates	(4,385)	(10,629)	(15,014)
Ceded to affiliates	(177,643)	-	(177,643)
Net losses and settlement expenses incurred	$208,114	$46,527	$254,641

	Year ended December 31, 2009
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written		($ in thousands)
Direct	$247,723	$-	$247,723
Assumed from nonaffiliates	2,251	78,094	80,345
Assumed from affiliates	333,863	-	333,863
Ceded to nonaffiliates	(23,299)	(2,193)	(25,492)
Ceded to affiliates	(247,723)	-	(247,723)
Net premiums written	$312,815	$75,901	$388,716

Premiums earned
Direct	$230,498	$-	$230,498
Assumed from nonaffiliates	2,365	77,741	80,106
Assumed from affiliates.	328,927	-	328,927
Ceded to nonaffiliates	(23,213)	(1,809)	(25,022)
Ceded to affiliates	(230,498)	-	(230,498)
Net premiums earned	$308,079	$75,932	$384,011

Losses and settlement expenses incurred
Direct	$154,142	$-	$154,142
Assumed from nonaffiliates	1,523	51,257	52,780
Assumed from affiliates	202,617	674	203,291
Ceded to nonaffiliates	(5,016)	(2,306)	(7,322)
Ceded to affiliates	(154,142)	-	(154,142)
Net losses and settlement expenses incurred	$199,124	$49,625	$248,749

Individual lines in the above tables are defined as follows:
•	“Direct” represents business produced by the property and casualty insurance subsidiaries.
•
“Assumed from nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of involuntary business assumed by the pool participants pursuant to state law.  For the reinsurance subsidiary, this line represents the reinsurance business assumed through the quota share agreement (including “fronting” activities initiated by Employers Mutual, which were expanded significantly during 2010, most notably with MRB) and the business assumed outside the quota share agreement.

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

•
“Ceded to nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of the cost of the ceded reinsurance agreements that provide protection to the pool and each of its participants.  For the reinsurance subsidiary, this line includes reinsurance business that is ceded to other insurance companies in connection with the above referenced “fronting” activities initiated by Employers Mutual.

•
“Ceded to affiliates” for the property and casualty insurance subsidiaries represents the cession of their direct business to Employers Mutual under the terms of the pooling agreement.  For the reinsurance subsidiary, starting in 2011 this line includes amounts ceded to Employers Mutual in connection with the excess of loss agreement.

Investments

The Company’s total invested assets at December 31, 2011 are summarized in the following table:

	December 31, 2011
			Percent of
	Amortized	Fair	Total	Carrying
($ in thousands)	Cost	Value	Fair Value	Value
Fixed maturity securities available-for-sale	$899,940	$958,204	86.2%	$958,204
Equity securities available-for-sale	90,866	111,300	10.0%	111,300
Short-term investments	42,629	42,629	3.8%	42,629
Other long-term investments	14	14	-	14
	$1,033,449	$1,112,147	100.0%	$1,112,147

At December 31, 2011, the portfolio of fixed maturity securities consisted of 0.5 percent U.S. Treasury, 16.6 percent government agency, 13.4 percent asset-backed, 41.5 percent municipal and 28.0 percent corporate securities.  The Company does not purchase non-investment grade securities.  Any non-investment grade securities held are the result of rating downgrades that occurred subsequent to their purchase.  At December 31, 2011, non-investment grade fixed maturity securities held by the Company included one industrial and ten residential mortgage-backed securities.  Of these securities, just one residential mortgage-backed security was in an unrealized loss position, with an unrealized loss of $30,000.  The Company attempts to mitigate interest rate risk by managing the duration of its fixed maturity portfolio.  As of December 31, 2011, the effective duration of the Company’s fixed maturity portfolio was 4.65 years, and the effective duration of its liabilities was 2.87 years.

The Company’s investment strategy is to conservatively manage its investment portfolio by investing in equity securities and readily marketable, investment-grade fixed maturity securities.  The Company does not have exposure to foreign currency risk on its investments.  The board of directors of each of the Company’s insurance company subsidiaries has established investment guidelines and periodically reviews the portfolio for compliance with those guidelines.  The Company’s equity portfolio is diversified across a large range of industry sectors and is managed by Harris Bank, N.A. for a fee that is based on total assets under management.  As of December 31, 2011, the equity portfolio was invested in the following industry sectors:

Percent of
equity
Industry sectors:	portfolio
Energy	18.7%
Information technology	16.8
Healthcare	15.3
Consumer Discretionary	12.9
Consumer Staples	9.9
Financial services	8.9
Industrials	5.4
Other	12.1
100.0%

Employees

EMC Insurance Group Inc. and its subsidiaries have no employees.  The Company’s business activities are conducted by the 2,115 employees of Employers Mutual.  EMC Insurance Group Inc., EMC Reinsurance Company and EMC Underwriters, LLC are charged their proportionate share of salary and employee benefit costs based on time allocations.  Costs not allocated to these companies, and other subsidiaries of Employers Mutual outside the pooling agreement, are charged to the pooling agreement.  The Company’s property and casualty insurance subsidiaries share the costs charged to the pooling agreement in accordance with their pool participation percentages.

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

Premium rate regulation varies greatly among jurisdictions and lines of insurance.  In most states in which the Company’s subsidiaries and the other pool participants write insurance, premium rates for the various lines of insurance are subject to either prior approval or limited review upon implementation.  States require rates for property and casualty insurance that are adequate, not excessive, and not unfairly discriminatory.

Like other insurance companies, the pool participants are required to participate in mandatory shared-market mechanisms or state pooling arrangements as a condition for maintaining their insurance licenses to do business in various states.  The purpose of these state-mandated arrangements is to provide insurance coverage to individuals who, because of poor driving records or other underwriting reasons, are unable to purchase such coverage voluntarily provided by private insurers.  These risks can be assigned to all insurers licensed in the state and the maximum volume of such risks that any one insurance company may be assigned typically is proportional to that insurance company’s annual premium volume in that state.  The underwriting results of this mandatory business traditionally have been unprofitable.

The Company’s insurance subsidiaries are required to file detailed annual reports with the appropriate regulatory agency in each state where they do business based on applicable statutory regulations, which differ from U.S. generally accepted accounting principles.  Their business and accounts are subject to examination by such agencies at any time.  Since three of the Company’s four insurance subsidiaries and Employers Mutual are domiciled in Iowa, the State of Iowa exercises principal regulatory supervision, and Iowa law requires periodic examination.

State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer’s surplus as regards policyholders be reasonable and adequate in relation to its liabilities.  Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance.  “Extraordinary” dividends or distributions are subject to prior approval and are defined as dividends or distributions made within a 12 month period which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis.  North Dakota imposes similar restriction on the payment of dividends and distributions.  At December 31, 2011, $32,522,000 was available for distribution to the Company in 2012 without prior approval.  See note 6 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

The National Association of Insurance Commissioners (NAIC) utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty.  This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer.  The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk:  asset risk, credit risk and underwriting risk.  Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy.  At December 31, 2011, the Company’s insurance subsidiaries had total adjusted statutory capital of $325,218,000, which is well in excess of the minimum risk-based capital requirement.

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

EXECUTIVE OFFICERS OF THE COMPANY

The Company’s executive officers, their positions and ages are shown in the table below:

NAME	AGE	POSITION

Bruce G. Kelley	57
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

Kevin J. Hovick	57
Executive Vice President and Chief Operating Officer of the Company and of Employers Mutual since 2011.  Senior Vice President – Business Development of the Company from 2004 until 2011 and Employers Mutual from 2001 until 2011.  He was Vice President – Marketing of Employers Mutual from 1997 to 2001.  He has been employed by Employers Mutual since 1979.

Ronald W. Jean	62
Executive Vice President for Corporate Development of the Company and Employers Mutual since 2000.  He was Senior Vice President - Actuary of the Company and Employers Mutual from 1997 until 2000.  He was Vice President - Actuary of the Company and Employers Mutual from 1985 until 1997.  He has been employed by Employers Mutual since 1979.

Richard L. Gass	64
Senior Vice President – Productivity and Technology of the Company and Employers Mutual since 2003.  He was Vice President – Data Processing of Employers Mutual from 1994 to 2003.  He has been employed by Employers Mutual since 1974.

Scott R. Jean	40	Vice President – Chief Actuary of the Company and of Employers Mutual since 2009. He has been employed by Employers Mutual since 1993. He is the son of Ronald W. Jean listed above.

Mark E. Reese	54
Senior Vice President and Chief Financial Officer of the Company and of Employers Mutual since 2004.  He was Vice President of the Company and Employers Mutual from 1996 until 2004 and has been Chief Financial Officer of the Company and Employers Mutual since 1997.  He has been employed by Employers Mutual since 1984.

Richard K. Schulz	64	Senior Vice President - Claims of the Company and Employers Mutual since 2005. He was Vice President of Illinois EMCASCO from 1999 until 2005. He has been employed by Employers Mutual since 1999.

Lisa A. Stange	47	Vice President – Investments and Treasurer of the Company and Employers Mutual since 2010. She has been employed by Employers Mutual since 2009.

ITEM 1A.	RISK FACTORS

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

Employers Mutual currently owns shares of the Company’s common stock entitling it to cast 61 percent of the aggregate votes eligible to be cast by the Company’s stockholders at any meeting of stockholders. These holdings enable Employers Mutual to control the election of the Company’s board of directors.  In addition, one of the six members of the Company’s board of directors is also a member of the board of directors of Employers Mutual. This director has a fiduciary duty to both the Company’s stockholders and to the policyholders of Employers Mutual.  The Company’s executive officers hold the same positions with both Employers Mutual and the Company, and therefore also have a fiduciary duty to both the stockholders of the Company and to the policyholders of Employers Mutual.  Certain potential and actual conflicts of interest arise from the Company’s relationship with Employers Mutual and these competing fiduciary duties. Among these conflicts of interest are:

•	the Company and Employers Mutual must establish the relative participation interests of all the participating insurers in the pooling arrangement, along with other terms of the pooling agreement;

•	the Company and Employers Mutual must establish the terms of the quota share and excess of loss agreements between Employers Mutual and the Company’s reinsurance subsidiary;

•
the Company and Employers Mutual must establish the terms (including the adjustable interest rate) of the surplus notes issued by the Company’s property and casualty insurance subsidiaries to Employers Mutual;

•
beginning in 2012, the Company and Employers Mutual must establish the terms (including the adjustable interest rate) of any inter-company loans between Employers Mutual and any of the Company’s insurance company subsidiaries;

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

One of the distinguishing features of the property and casualty insurance industry is that its products are priced before the costs are known, as premium rates are generally determined before losses are reported.  Accordingly, the pool participants must establish premium rates from forecasts of the ultimate costs they expect to incur from risks underwritten during the policy period, and premiums may not be adequate to cover the ultimate losses incurred.  Further, the pool participants must establish reserves for losses and settlement expenses based upon estimates involving actuarial and statistical projections of expected ultimate liability at a given time, and it is possible that the ultimate liability will exceed these estimates because of the future development of known losses, the existence of losses that have occurred but are currently unreported, or larger than expected settlements on pending and unreported claims.  Employers Mutual’s actuaries review the adequacy of the pool’s reserves for the various lines of business underwritten on a quarterly basis and these reviews have in the past, and may in the future, indicate that additional reserves are necessary to adequately cover anticipated losses and settlement expenses.  The process of estimating reserves is inherently judgmental and can be influenced by factors that are subject to variation.  If the premium rates or reserves established are not sufficient, the Company’s business, financial condition and/or results of operations may be adversely impacted.

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

The continued growth of the Company’s business will depend upon the pool participants’ ability to retain existing, and attract new, independent agents.  The pool participants’ agency force is one of the most important components of their competitive position.  To the extent that the pool participants’ existing agents cannot maintain current levels of production, the Company’s business, financial condition and results of operations will suffer.  Moreover, if independent agencies find it easier to do business with the pool participants’ competitors, it could be difficult for them to retain their existing business or attract new business.  While the pool participants believe they maintain good relationships with their independent agents, they cannot be certain that these independent agents will continue to sell their products to the consumers they represent.  Some of the factors that could adversely affect the ability to retain existing, and attract new, independent agents include:

•	competition in the insurance industry to attract independent agents;

•	the pool participants’ requirement that independent agents adhere to disciplined underwriting standards; and

•	the pool participants’ ability to pay competitive and attractive commissions, profit share bonuses and other incentives to independent agents as compensation for selling their products.

While the pool participants sell substantially all their insurance through their network of independent agents, many of their competitors sell insurance through a variety of other delivery methods, including captive agencies, the internet and direct sales.  To the extent that businesses and individuals represented by the pool participants’ independent agents change their delivery system preferences, the Company’s business, financial condition or results of operations may be adversely affected.

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

As a holding company, the Company relies primarily on dividends from its subsidiaries as a source of funds to meet its corporate obligations and pay dividends to its stockholders.  Payment of dividends by the Company’s subsidiaries is subject to regulatory restrictions and depends on the surplus position of its subsidiaries.  The maximum amount of dividends that the Company’s subsidiaries can pay it in 2012 without prior regulatory approval is approximately $32,522,000.  In addition, state insurance regulators have broad discretion to limit the payment of dividends by the Company’s subsidiaries in the future.  The ability of its subsidiaries to pay dividends to it may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, competitive position and the amount of premiums that can be written.

The Company’s investment portfolio is subject to economic loss, principally from changes in the market value of financial instruments.

The Company had fixed maturity investments with a fair value of $958,204,000 at December 31, 2011 that are subject to:

•	market risk, which is the risk that the Company’s invested assets will decrease in value due to:

•	an increase in interest rates or a change in the prevailing market yields on its investments,

•	an unfavorable change in the liquidity of an investment, or

•	an unfavorable change in the financial prospects or a downgrade in the credit rating of the issuer of an investment;

•	reinvestment risk, which is the risk that interest rates will decline and funds reinvested will earn less investment income than previously earned; and

•	liquidity risk, which is the risk that the Company may have to sell assets at an undesirable time and/or price to provide cash for the payment of claims.

The Company’s fixed maturity investment portfolio includes mortgage-backed securities.  As of December 31, 2011, mortgage-backed securities constituted approximately 12.2 percent of the fixed maturity portfolio.  As with other fixed maturity investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment.  Changes in interest rates can expose the Company to prepayment risks on these investments.  In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are paid more quickly, requiring the Company to reinvest the proceeds at the then current market rates.

The Company’s common stock equity portfolio, with a fair value of $106,351,000 as of December 31, 2011, is subject to economic loss from a decline in market prices.  The Company invests in publicly traded companies listed in the United States with large market capitalizations.  An adverse development in the stock market, or one or more securities that the Company invests in, could adversely affect its capital position.

The success of any investment activity is affected by general economic conditions, which may adversely affect the markets for fixed maturity and equity securities.  Unexpected volatility or illiquidity in the markets in which the Company holds securities could reduce its liquidity and stockholders’ equity.  To mitigate these risks, the Company has access to a line of credit that Employers Mutual maintains with the Federal Home Loan Bank to provide additional liquidity, if needed.  Beginning in 2012, the Company’s insurance and reinsurance subsidiaries will also be able to borrow funds on a short-term basis from Employers Mutual and its subsidiaries and affiliate under a recently implemented Inter-Company Loan Agreement.

Default by one or more European countries on their sovereign debt poses an indirect risk of a decline in the market value of certain of the Company’s financial instruments.

The Company has no direct exposure to European sovereign debt, but does have indirect exposure to European sovereign debt through its holdings of dollar-denominated fixed maturity securities issued by European-based entities.  Default by one or more European countries on their sovereign debt poses a financial risk to these European entities, as well as risk of contagion and resulting recession in the United States economy.  The Company’s fixed maturity security holdings include (at par value) securities issued by entities domiciled in Great Britain ($8,000,000), Switzerland ($15,500,000), and Germany ($4,750,000).

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

In 2011, approximately 72 percent of the pool participant’s direct premiums written were generated through ten Midwest branch offices, with approximately 15 percent of the direct premiums written generated in Iowa.  While the pool participants actively manage their exposure to catastrophes through their underwriting process and the purchase of third-party reinsurance, a single catastrophic occurrence, destructive weather pattern, changing climate conditions, general economic trend, terrorist attack, regulatory development or any other condition affecting the states in which the pool participants conduct substantial business could materially adversely affect the Company’s business, financial condition or results of operations.  Common catastrophic events include tornadoes, wind and hail storms, hurricanes, earthquakes, fires, explosions and severe winter storms.  If changing climate conditions result in an increase in the frequency and severity of weather-related losses, the Company could experience additional losses from catastrophic events and destructive weather patterns.  Moreover, the Company’s revenues and profitability are affected by the prevailing regulatory, economic, demographic, competitive and other conditions in these states.  Changes in any of these conditions could make it more costly or more difficult for the pool participants to conduct their business.  Adverse regulatory developments in these states could include reductions in the maximum rates permitted to be charged, restrictions on rate increases, or fundamental changes to the design or operation of the regulatory framework, and any of these could have a material adverse effect on the Company’s business, financial condition or results of operations.

The continuation of significant catastrophe activity could adversely affect the Company’s business, financial condition or results of operations.

Underwriting results in recent years have been negatively impacted by elevated (and, in 2008 and 2011, record) amounts of catastrophe losses.  Continued high levels of catastrophe losses could lead to changes in the reinsurance programs protecting the Company (including the excess of loss protection provided by Employers Mutual to the Company’s reinsurance subsidiary).  These changes could include increases in the amount of losses retained, increased pricing and, for the pool participants, decreased availability of catastrophe reinsurance protection.  Examples of such changes include the 2009 increase in the pool participants’ property per risk retention amount (from $3,000,000 to $4,000,000), and increases in the amount of losses retained by the reinsurance subsidiary from any one event (from $2,000,000 to $3,000,000 in 2010, and then to $4,000,000 in 2012).  Future increases in the cost of reinsurance protection, and/or the amount of catastrophe losses retained, could materially adversely affect the Company’s business, financial condition or results of operations.

Losses related to a terrorist attack could have a material adverse impact on the Company’s business, financial condition or results of operations.

Terrorist attacks could cause significant losses from insurance claims related to the property and casualty insurance operations of the pool participants and the reinsurance operations of the Company’s reinsurance subsidiary, and have a material adverse impact on the Company’s business, financial condition or results of operations.  The Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIA Reauthorization Act”) requires that some coverage for terrorism losses be offered by primary property and casualty insurers and provides federal assistance for recovery of claims through 2014.  While the pool participants are protected by this federally funded terrorism reinsurance with respect to claims under most commercial insurance products, the pool participants are prohibited from adding terrorism exclusions to the commercial lines policies they write, and a substantial deductible must be met before the TRIA Reauthorization Act provides coverage to the pool.  The pool participants’ personal lines products do not provide terrorism coverage.  The pool participants have underlying reinsurance coverage to partially cover the TRIA Reauthorization Act deductible, but the Company can offer no assurances that the threats or actual occurrence of future terrorist-like events in the United States and abroad, or military actions by the United States, will not have a material adverse effect on its business, financial condition or results of operations.

The profitability of the Company’s reinsurance subsidiary is dependent upon the experience of Employers Mutual, and changes to this relationship may adversely affect the reinsurance subsidiary’s operations.

The Company’s reinsurance subsidiary operates under a quota share reinsurance agreement with Employers Mutual, which generated approximately 21 percent of the Company’s net premiums earned in 2011.  Under the quota share reinsurance agreement, the reinsurance subsidiary assumes the voluntary reinsurance business written directly by Employers Mutual (subject to certain limited exceptions).  The reinsurance subsidiary also has an excess of loss agreement with Employers Mutual that caps losses at $3,000,000 ($4,000,000 in 2012) per event.  The reinsurance subsidiary primarily relies on these agreements and on Employers Mutual for its business.  If Employers Mutual terminates or otherwise seeks to modify these agreements, the reinsurance subsidiary may not be able to enter into similar arrangements with other companies and may be adversely affected.

Through the quota share reinsurance agreement, the reinsurance subsidiary assumes the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies, and the reinsurance business assumed by Employers Mutual from MRB, a voluntary pool of property and casualty insurers in which Employers Mutual participates.  If Employers Mutual or the other participants of the MRB pool discontinue or reduce the assumption of property and casualty risks, the reinsurance subsidiary could be adversely affected.  In connection with the risks assumed from the MRB pool, officers of the reinsurance subsidiary and Employers Mutual have reviewed the relevant underwriting policies and procedures, however, no officer of the reinsurance subsidiary directly reviews such risks assumed at the time of underwriting.  If Employers Mutual or the MRB pool are unable to sell reinsurance at adequate premium rates, or were to have poor underwriting experience, the reinsurance subsidiary could be adversely affected.

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

Although the reinsurers are liable to the pool participants to the extent they assume risk from the pool participants, the pool participants remain ultimately liable to the policyholders on all risks reinsured.  As a result, ceded reinsurance arrangements do not limit the pool participants’ ultimate obligation to policyholders to pay claims.  The pool participants are subject to the credit risks of their reinsurers.  The pool participants are also subject to the risk that their reinsurers may dispute obligations to pay their claims.  As a result, the pool participants may not recover on claims made against their reinsurers in a timely manner, if at all, which could have a material adverse effect on the Company’s business, financial condition or results of operations.

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

The reinsurance business is also highly cyclical and competitive.  Employers Mutual, in writing reinsurance business through its HORAD operation, competes in the global reinsurance market with numerous reinsurance companies, many of which have substantially greater financial resources.  Competition for reinsurance business is based on many factors, including the perceived financial strength of the reinsurer, industry ratings, stability in products offered and licensing status.  Some ceding companies may tend to favor large, highly-capitalized reinsurance companies who are able to provide “mega” line capacity for multiple lines of business.  Employers Mutual faces the risk of ceding companies becoming less interested in diversity and spread of reinsurance risk in favor of having fewer, highly-capitalized reinsurance companies on their program.  If Employers Mutual loses reinsurance business to its competitors, the Company’s financial condition and results of operations could be materially and adversely affected.

New pricing, claims and coverage issues and class action litigation are continually emerging in the property and casualty insurance industry, and these new issues could adversely impact the Company’s revenues or its methods of doing business.

As property and casualty insurance industry practices and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims, coverages and business practices may emerge.  These issues can have an adverse effect on the Company’s business by changing the way the pool participants price their products, by extending coverages beyond their underwriting intent, or by increasing the size of claims.  A recent example is continued increases in loss severity (particularly in the workers’ compensation area), which is principally driven by larger court judgments, increased utilization of new technology and a persistently high level of medical inflation.  The effect of this and other unforeseen emerging issues could negatively affect the Company’s results of operations or its methods of doing business.

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

The Company’s consolidated financial statements are subject to the application of U.S. generally accepted accounting principles (“GAAP”), which are periodically revised and/or expanded.  Accordingly, the Company is required to adopt new or revised accounting standards from time to time issued by recognized authoritative bodies, including the FASB.  Additionally, the Company may be required to adopt international financial reporting standards (“IFRS”) at some point in the future.  It is possible that changes to the Company’s current accounting policies resulting from the adoption of future changes in GAAP or the conversion to IFRS could have a material adverse effect on the Company’s reported financial condition and results of operations.  See Note 1 of Notes to Consolidated Financial Statements.  For the Insurance Industry, one of the more significant accounting issues currently being reviewed by the FASB is the accounting for insurance contracts.

The Company relies on Employer Mutual’s information technology and telecommunication systems, and the disruption or failure of these systems could materially and adversely affect its business.

The Company’s business is highly dependent upon the successful and uninterrupted functioning of Employers Mutual’s information technology and telecommunications systems.  The Company relies on the capacity, reliability and security of these systems to process new and renewal business, provide customer service, process and pay claims, and facilitate collections and cancellations.  These systems also enable the performance of actuarial and other modeling functions necessary for underwriting and rate development.  Despite security measures in place, the information technology systems could be vulnerable to computer viruses, unauthorized access, or other cyber attacks that could disrupt the systems.  The failure or disruption of these systems could interrupt the Company’s operations through reduced ability to evaluate and write new and renewal business, pay claims in a timely manner and provide customer service.

Although Employers Mutual maintains insurance on its real property and other physical assets, this insurance will not compensate Employers Mutual for losses that may occur due to disruptions in service as a result of a computer, data processing or telecommunication systems failure unrelated to covered property damage.  Also, this insurance may not necessarily compensate Employers Mutual for all losses resulting from covered events.  Employers Mutual retains the risks from disruptions in computer processing and telecommunications services, and has implemented a variety of controls to mitigate these risks including, but not limited to, off-site back-up and redundant processing capabilities, access restrictions to customer data, and documented plans for resuming operations upon the occurrence of an event.  A portion of any losses resulting from the failure or disruption of Employers Mutual’s information technology and telecommunication systems would be shared by all users of the systems, including the Company and its subsidiaries, and such losses could be significant.

Risks Relating to the Company’s Common Stock

Employers Mutual has the ability to determine the outcome of all matters submitted to the Company’s stockholders for approval.  The price of the Company’s common stock may be adversely affected because of Employers Mutual’s ownership of its common stock.

The Company’s common stock has one vote per share and voting control of the Company is currently vested in Employers Mutual, which owns 61 percent of the Company’s outstanding common stock.  Employers Mutual must retain a minimum 50.1 percent ownership of the Company’s outstanding common stock at all times in order for the pool participants to have their A.M. Best financial strength ratings determined on a “group” basis.  Accordingly, Employers Mutual will retain the ability to control:

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock trades on the NASDAQ Global Select Market tier of The NASDAQ OMX Stock Market, Inc. under the symbol EMCI.

The following table shows the high and low sales prices, as reported by NASDAQ OMX, and the dividends paid for each quarter within the two most recent years.

	2011			2010
	High	Low	Dividends	High	Low	Dividends
1st Quarter	$25.91	$21.48	$0.19	$23.08	$19.96	$0.18
2nd Quarter	25.40	18.59	0.19	24.89	20.84	0.18
3rd Quarter	20.38	16.45	0.19	22.75	20.11	0.18
4th Quarter	21.41	17.10	0.20	23.39	21.00	0.19
Close on Dec. 31	20.57			22.64

On February 24, 2012, there were 867 registered holders of the Company’s common stock.

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

A dividend reinvestment and common stock purchase plan provides stockholders with the option of receiving additional shares of common stock instead of cash dividends.  Participants may also purchase additional shares of common stock without incurring broker commissions by making optional cash contributions to the plan and may sell shares of common stock through the plan (see note 13 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K).  Employers Mutual did not participate in the Dividend Reinvestment Plan during 2011, 2010 or 2009.  Effective March 14, 2012, the Company has temporarily suspended the issuance of shares of common stock under the dividend reinvestment and common stock purchase plan due to the late filing of an amendment to a Current Report on Form 8-K with the Securities and Exchange Commission. The Company intends to resume the issuance of shares of common stock under the plan at such time that all required reports have been filed in a timely manner with the Securities and Exchange Commission.  More information about the plan can be obtained by calling American Stock Transfer & Trust Company, LLC, the Company’s stock transfer agent and plan administrator.

The following graph compares the cumulative total stockholder return on the Company’s common stock to the NASDAQ Composite Index; a new peer group consisting of publicly traded companies in SIC Code 6330-6339, Fire, Marine & Casualty Insurance; and an old peer group consisting of publicly traded companies listed as part of the Morningstar Property and Casualty Insurance Index (“Morningstar Group Index”).  The industry index comparison was changed to a new peer group because the components of the Morningstar Group Index, the index used in the previous year’s graph, are not publicly disclosed.  The old peer group is included this year for comparative purposes.  The total stockholder return assumes $100.00 invested at the beginning of the period in the Company’s common stock, the NASDAQ Composite Index and the Insurance Indices.  It also assumes reinvestment of all dividends for the periods presented.

COMPARATIVE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG EMC INSURANCE GROUP INC., NASDAQ COMPOSITE INDEX
AND INDUSTRY INDICES

	2006	2007	2008	2009	2010	2011
EMC Insurance Group Inc	$100.00	$71.29	$79.40	$68.86	$74.95	$70.80
NASDAQ Composite Index	$100.00	$110.26	$65.65	$95.19	$112.10	$110.81
New Peer Group	$100.00	$94.37	$85.22	$77.64	$95.47	$102.93
Old Peer Group	$100.00	$89.53	$43.17	$48.05	$56.58	$56.26

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended December 31, 2011:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2 & 3)

10/1/11 - 10/31/11	10,377	$19.79	-	$4,490,561

11/1/11 - 11/30/11	2,131	18.32	-	19,490,561

12/1/11 - 12/31/11	40	20.36	-	19,490,561

Total	12,548	$19.54	-

(1)
Included in these amounts are 37, 2,131 and 40 shares that were purchased in the open market in October, November and December, respectively, to fulfill the Company’s obligations under its dividend reinvestment and common stock purchase plan.  10,340 shares were purchased in the open market during October under Employers Mutual Casualty Company’s employee stock purchase plan.

(2)
On November 3, 2011, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program.  This program was effective immediately and does not have an expiration date.  No purchases were made under this program in the fourth quarter.

(3)
On May 12, 2005, the Company announced that its parent company, Employers Mutual Casualty Company, had initiated a $15,000,000 stock purchase program under which Employers Mutual would purchase shares of the Company’s common stock in the open market.  This purchase program was effective immediately and does not have an expiration date; however, this program has been dormant while the Company’s repurchase programs have been active.  A total of $4,490,561 remains in this plan.

The following table presents information regarding Employers Mutual’s equity compensation plans as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	1,462,095	$21.96	2,292,453

Equity compensation plans not approved by security holders (2)	-	-	155,467

Total	1,462,095	$21.96	2,447,920

(1)
Consists of Employers Mutual’s 2007 Stock Incentive Plan, 2003 Incentive Stock Option Plan, 1993 Incentive Stock Option Plan and 2008 Employee Stock Purchase Plan.  The number of securities remaining available for future issuance under equity compensation plans does not include the 1993 Incentive Stock Option Plan because options can no longer be issued under this plan.

(2)	Consists of Employers Mutual’s 2003 Non-Employee Director Stock Option Plan.

For a description of each plan, see note 13 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA.

	Year ended December 31,
	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001
	($ in thousands, except per share amounts)
INCOME STATEMENT DATA

Insurance premiums earned	$416,402	$389,122	$384,011	$389,318	$393,059	$391,615	$415,625	$345,478	$330,623	$297,043	$265,280
Investment income, net	46,111	49,489	47,759	48,403	48,482	46,692	40,696	29,900	29,702	32,778	30,970
Realized investment gains (losses)	9,303	3,869	17,922	(24,456)	3,724	4,252	3,834	4,379	1,170	(3,159)	800
Other income	828	783	756	627	545	527	657	602	862	866	774
Total revenues	472,644	443,263	450,448	413,892	445,810	443,086	460,812	380,359	362,357	327,528	297,824
Losses and expenses	482,652	400,818	387,923	424,182	386,891	366,721	400,702	364,788	334,375	305,636	303,366
Income (loss) before income tax expense (benefit)	(10,008)	42,445	62,525	(10,290)	58,919	76,365	60,110	15,571	27,982	21,892	(5,542)
Income tax expense (benefit)	(7,910)	11,099	17,154	(8,585)	16,441	22,818	17,101	2,386	7,633	5,790	(3,436)
Net income (loss)	$(2,098)	$31,346	$45,371	$(1,705)	$42,478	$53,547	$43,009	$13,185	$20,349	$16,102	$(2,106)

Net income (loss)per common share - basic and diluted:	$(0.16)	$2.40	$3.44	$(0.13)	$3.09	$3.91	$3.16	$1.10	$1.78	$1.42	$(0.19)

Premiums earned by segment:

Property and casualty insurance	$321,649	$305,647	$308,079	$315,598	$320,836	$318,416	$321,165	$250,034	$241,237	$225,013	$203,393
Reinsurance	94,753	83,475	75,932	73,720	72,223	73,199	94,460	95,444	89,386	72,030	61,887
Total	$416,402	$389,122	$384,011	$389,318	$393,059	$391,615	$415,625	$345,478	$330,623	$297,043	$265,280

BALANCE SHEET DATA
Total assets	$1,230,459	$1,187,794	$1,165,788	$1,108,099	$1,202,713	$1,206,159	$1,113,682	$934,816	$905,571	$674,864	$671,565
Stockholders' equity	$358,768	$368,641	$342,418	$282,916	$360,352	$308,294	$261,883	$228,473	$180,751	$157,768	$140,458

	Year ended December 31,
	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001
	($ in thousands, except per share amounts)
OTHER DATA
Average return on equity	(.6)%	8.8%	14.5%	(.5)%	12.7%	18.8%	17.5%	6.4%	12.0%	10.8%	(1.5)%

Book value per share	$27.86	$28.52	$26.11	$21.32	$26.15	$22.44	$19.20	$16.84	$15.72	$13.84	$12.40

Dividends paid per share	$0.77	$0.73	$0.72	$0.72	$0.69	$0.65	$0.61	$0.60	$0.60	$0.60	$0.60

Property and casualty insurance subsidiaries aggregate pool percentage	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%	23.5%	23.5%	23.5%	23.5%

Reinsurance subsidiary quota share percentage	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

Closing stock price	$20.57	$22.64	$21.51	$25.65	$23.67	$34.12	$19.94	$21.64	$21.14	$17.87	$17.15

Net investment yield (pre-tax)	4.49%	4.89%	4.87%	5.00%	5.02%	5.02%	4.97%	4.33%	4.81%	5.92%	6.31%

Cash dividends to closing stock price	3.7%	3.2%	3.3%	2.8%	2.9%	1.9%	3.1%	2.8%	2.8%	3.4%	3.5%

Common shares outstanding	12,876	12,928	13,114	13,268	13,778	13,742	13,643	13,569	11,501	11,399	11,330

Statutory trade combined ratio	115.6%	102.1%	100.3%	109.1%	96.8%	92.8%	94.7%	104.2%	99.8%	101.3%	112.4%

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 77 percent of consolidated premiums earned in 2011.  The Company’s three property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual are parties to reinsurance pooling agreements with Employers Mutual (collectively the “pooling agreement”).  Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool.  All premiums, losses, settlement expenses, and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool.  Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events.  The aggregate participation of the Company’s property and casualty insurance subsidiaries in the pool is 30 percent.

Operations of the pool give rise to inter-company balances with Employers Mutual, which are settled within 45 days after the end of each month.  The investment and income tax activities of the pool participants are not subject to the pooling agreement.  The pooling agreement provides that Employers Mutual will make up any shortfall or difference resulting from an error in its systems and/or computation processes that would otherwise result in the required restatement of the pool participants’ financial statements.

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

Reinsurance operations are conducted through EMC Reinsurance Company, totaling 23 percent of consolidated premiums earned in 2011.  The Company’s reinsurance subsidiary is party to a quota share reinsurance retrocessional agreement (the “quota share agreement”) and an excess of loss reinsurance agreement (the “excess of loss agreement”) with Employers Mutual.  Under the terms of the quota share agreement, the reinsurance subsidiary assumes 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.  The reinsurance subsidiary also writes a small amount of reinsurance business on a direct basis, outside the quota share agreement.  Under the terms of the excess of loss agreement, the reinsurance subsidiary cedes to Employers Mutual all losses in excess of $3,000,000 per event (covering both business assumed from Employers Mutual through the quota share agreement, as well as business obtained outside the quota share agreement).  The cost of the $3,000,000 excess of loss reinsurance protection was 10.0 percent of the reinsurance subsidiary’s total assumed reinsurance premiums written during 2011.

Prior to 2011, the excess of loss agreement between the reinsurance subsidiary and Employers Mutual did not exist.  Rather, the cap on losses per event and the related cost of this protection was contained in the quota share agreement.  Under this arrangement, the cost of the cap on losses per event was recorded as a reduction in the premiums assumed by the reinsurance subsidiary, and the cap on losses per event did not cover the business written directly by the reinsurance subsidiary.

Due to the large number of catastrophic events that exceeded the $3,000,000 retention amount contained in the excess of loss agreement in 2011, the terms of the agreement have been changed for fiscal year 2012.  Effective January 1, 2012, the retention amount will increase to $4,000,000 per event, while the cost of the protection will remain at 10.0 percent of total assumed reinsurance premiums written. This change was approved, subject to regulatory approval, by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual at their November 2, 2011 joint meeting.  Regulatory approval of the change was received on February 6, 2012.

The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, the reinsurance subsidiary assumes reinsurance business from the Mutual Reinsurance Bureau (MRB) pool and this pool provides a small amount of reinsurance protection to the members of the EMC Insurance Companies pooling agreement.  As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the EMC Insurance Companies’ direct business, after ceded reinsurance protections purchased by the MRB pool are applied.  In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law.  The reinsurance subsidiary assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement.  Operations of the quota share agreement and the excess of loss agreement give rise to inter-company balances with Employers Mutual, which are settled within 45 days after the end of each quarter.  The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

Under the terms of the quota share agreement, the reinsurance subsidiary receives reinstatement premium income that is collected by Employers Mutual from the ceding companies when reinsurance coverage is reinstated after a loss event; however, the cap on losses assumed per event contained in the excess of loss agreement is automatically reinstated without cost.  This arrangement can produce unusual underwriting results for the reinsurance subsidiary when a large loss event occurs because the reinstatement premium income received by the reinsurance subsidiary may approximate, or even exceed, the amount of losses retained.

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

Insurance companies collect cash in the form of insurance premiums and pay out cash in the form of loss and settlement expense payments.  Additional cash outflows occur through the payment of acquisition and underwriting costs such as commissions, premium taxes, salaries and general overhead.  During the loss settlement period, which varies by line of business and by the circumstances surrounding each claim and may cover several years, insurance companies invest the cash premiums; thereby earning interest and dividend income.  This investment income supplements underwriting results and contributes to net earnings.  Funds from called and matured fixed maturity securities are reinvested at current interest rates.  The low interest rate environment that has existed during the past several years has had a negative impact on the insurance industry’s investment income.

Insurance pricing has historically been cyclical in nature.  Periods of excess capital and increased competition encourage price reductions and liberal underwriting practices (referred to as a soft market) as insurance companies compete for market share, while attempting to cover the inevitable underwriting losses from these actions with investment income.  A prolonged soft market generally leads to a reduction in the adequacy of capital in the insurance industry.  To cure this condition, underwriting practices are tightened, premium pricing increases and competition subsides as companies strive to strengthen their balance sheets (referred to as a hard market).  The insurance industry is currently in the seventh year of a soft market; however, personal lines premium rates have been increasing moderately during the past few years and commercial lines rates have stabilized and began to increase in 2011.  The outlook for 2012 is that overall premium rate levels will increase slightly.

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

Investment portfolio

The majority of the Company’s investment portfolio is invested in fixed maturity securities.  The low interest rate environment is currently having a positive impact on the Company’s financial condition because the portfolio of fixed maturity securities available-for-sale had net unrealized holding gains, net of deferred taxes, of $37,872,000 at December 31, 2011, reflecting the fact that the average yield on the Company’s portfolio is higher than the yields currently available in the fixed maturity marketplace.  However, proceeds from maturing securities and cash from operating activities are being invested at the current lower yields, which is having a negative impact on investment income.  If the low interest rate environment continues as expected, future investment income could decline from the current level.  To help minimize the impact of the low interest rate environment on the Company’s future results of operations, management has been working to reduce the average duration of the investment portfolio to closer match the average duration of the insurance liabilities.

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

Benefit plan liabilities

The low interest rate environment has resulted in a significant decline in the discount rates used to value the obligations the Company has under Employers Mutual’s pension and postretirement benefit plans.  As a result, the valuation of the benefit obligations has increased, which has reduced the funded status of those plans and resulted in a higher level of annual cash contributions and expenses.  A prolonged low interest rate environment could result in a continuation of higher cash contributions and increased expenses, both of which would have a negative impact on the Company’s future results of operations.

Catastrophe losses

The Company has experienced four consecutive years of above average catastrophe losses, and has experienced record levels of catastrophe losses in two of the four years.  Based on an analysis of nationwide storm activity, management does not believe that overall storm activity or intensity is trending upward.  Rather, it appears that in recent years more of the storms have occurred in more heavily-populated urban areas instead of less-populated rural areas, which has impacted the number of claims submitted.  It should be noted that the Company has experienced periods of increased storm losses in the past, the most recent period being from 1998 to 2001.  Management continues to monitor and make adjustments to the Company’s catastrophe exposures, and is prepared to make additional adjustments to those exposures if warranted.

Premium rate levels

Prior to 2011, the Company’s overall premium rate level had declined for five consecutive years.  Management had been able to implement moderate rate increases in the personal lines of business, but rate levels in the commercial lines of business, which account for more than 80 percent of the property and casualty insurance segment’s premium income, remained very competitive.  During 2011, in recognition of the above average amount of catastrophe losses incurred during the prior three years and a projected decline in investment income due to the persistent low interest rate environment, management worked diligently with the sixteen branch offices to stress the importance of achieving small, but consistent, commercial lines’ rate increases whenever possible.  These efforts were successful, and the Company was able to achieve a small increase in the overall premium rate level for commercial lines business for the first time in six years. Commercial lines rate levels are not expected to increase significantly in the near future; however, they are expected to continue to steadily increase, and management will continue to work with the branch offices to ensure that all opportunities for additional rate increases are pursued.

Possible Convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS)

The Securities and Exchange Commission (SEC) is currently evaluating whether GAAP should be replaced by, or possibly converged with, IFRS in the future.   In addition, several significant changes to current GAAP accounting standards are scheduled to be exposed for public comment in the near future.  Depending on the outcome of these initiatives, which is expected to be determined sometime in 2012, the accounting rules and required disclosures for public companies, and for insurance companies in particular, could change significantly.  Management is closely monitoring developments in this area and will evaluate any proposed accounting standards that are exposed for public comment during 2012 to identify changes that would be required in the Company’s data/systems to comply with the new accounting standards.

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

Premiums Written Assumed From Affiliates and Premiums Written Assumed From Nonaffiliates.  For the property and casualty insurance segment, premiums written assumed from affiliates and nonaffiliates reflects the property and casualty insurance subsidiaries’ aggregate 30 percent participation interest in 1) the total direct premiums written by all the participants in the pooling arrangement, and 2) the involuntary business assumed by the pool participants pursuant to state law, respectively.  For the reinsurance segment, premiums written assumed from nonaffiliates reflects the business assumed by the reinsurance subsidiary through the quota share agreement and the German-based reinsurance business assumed outside the quota share agreement.  See note 3 of Notes to Consolidated Financial Statements.  Management uses premiums written assumed from affiliates and nonaffiliates, which excludes the impact of written premiums ceded to reinsurers, as a measure of the underlying growth of the Company’s insurance business from period to period.

Net Premiums Written.  Net premiums written is calculated by summing direct premiums written, premiums written assumed from affiliates, and premiums written assumed from nonaffiliates, and then subtracting from that result premiums written ceded to affiliates and premiums written ceded to nonaffiliates.  Premiums written ceded to nonaffiliates is the portion of the Company’s direct and assumed premiums written that is transferred to reinsurers in accordance with the terms of the underlying reinsurance contracts, based upon the risks they accept.  Premiums written ceded to affiliates includes both the cession of the Company’s property and casualty insurance subsidiaries’ direct business to Employers Mutual under the terms of the pooling agreement, and premiums ceded by the Company’s reinsurance subsidiary under the terms of the excess of loss agreement with Employers Mutual.  See note 3 of Notes to Consolidated Financial Statements.  Management uses net premiums written to measure the amount of business retained after cessions to reinsurers.

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

At December 31, 2011, IBNR loss reserves accounted for $67,809,000, or 16.1 percent, of the property and casualty insurance segment’s total loss and settlement expense reserves, compared to $65,609,000, or 16.3 percent, at December 31, 2010.  IBNR loss reserves are, by nature, less precise than case loss reserves.  A five percent change in IBNR loss reserves at December 31, 2011 would equate to $2,204,000, net of tax, which represents 105.1 percent of the net loss reported for 2011 and 0.6 percent of stockholders’ equity.

The property and casualty insurance segment’s formula IBNR loss reserves are established for each line of business by applying actuarially derived “IBNR factors” to the latest twelve months premiums earned.  These factors are developed using a methodology that utilizes historical ratios of (1) actual IBNR claims that have emerged after prior year-ends to (2) corresponding prior years’ premiums earned that have been adjusted to the current level of rate adequacy.  In order to minimize the volatility that naturally exists in the early stages of IBNR claims emergence, IBNR claims are not utilized in this process until 18 months after the end of a respective calendar year.  For example, during 2011 the actual IBNR claims reported in the 18 months following year-end 2009 were compared to the adjusted 2009 premiums earned.  The 2009 ratios, together with the ratios for several prior years, were then used to develop the 2011 “IBNR factors” that were applied to premiums earned for each line of business.  Included in the rate adequacy adjustment noted above is consideration of current frequency and severity trends compared to the trends underlying prior years’ calculations.  The selected trends are based on an analysis of industry and Company loss data.

The methodology used in estimating formula IBNR loss reserves assumes consistency in claims reporting patterns and immaterial changes in loss development patterns.  Implicit in this assumption is that future IBNR claims emergence, relative to IBNR claims that have emerged following prior year-ends, will reflect the change in frequency and severity trends underlying the rate adequacy adjustments.  If this projected relationship proves to be inaccurate, future IBNR claims may differ substantially from the estimated IBNR loss reserves.  The following table displays the impact that a five percent variance in future IBNR emergence from the projected level reflected in the December 31, 2011 IBNR factors would have on the Company’s results of operations.  This variance in future IBNR emergence could occur in one year or over multiple years, depending when the claims were reported.  A variance in future IBNR emergence would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income.  A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.  A five percent variance in future IBNR emergence is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

Line of business	After-tax impact on earnings from a five percent variance in future IBNR emergence from frequency and severity trends underlying rate adequacy adjustments
($ in thousands)
Personal auto liability	$(72) to $72
Commercial auto liability	(288) to 288
Auto physical damage	(28) to 28
Workers' compensation	(481) to 481
Other liability	(1,242) to 1,242
Property	(105) to 105
Homeowners	(37) to 37
All Other	(19) to 19

Ceded loss reserves are derived by applying the ceded contract terms to the direct loss reserves.  For excess of loss contracts (excluding the catastrophe contract), this is accomplished by applying the ceded contract terms to the case loss reserves of the ceded claims.  For the catastrophe excess of loss contract, ceded loss reserves are calculated by applying the contract terms to (1) the aggregate case loss reserves on claims stemming from catastrophes and (2) the estimate of IBNR loss reserves developed for each individual catastrophe.  For quota share contracts, ceded loss reserves are calculated as the quota share percentage multiplied by both case and IBNR loss reserves on the direct business.

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

Line of business	After-tax impact on earnings from a one percent variance in the ultimate settlement expense ratio
($ in thousands)
Personal auto liability	$(39) to $39
Commercial auto liability	(177) to 177
Auto physical damage	(24) to 24
Workers' compensation	(230) to 230
Other liability	(625) to 625
Property	(109) to 109
Homeowners	(68) to 68
All Other	(29) to 29

Following is a summary of the carried loss and settlement expense reserves for the property and casualty insurance segment at December 31, 2011 and 2010.

	December 31, 2011
			Settlement
Line of business	Case	IBNR	expense	Total
	($ in thousands)
Commercial lines:
Automobile	$45,821	$8,610	$10,221	$64,652
Property	22,748	2,289	3,425	28,462
Workers' compensation	119,846	16,905	18,627	155,378
Liability	54,911	36,884	46,382	138,177
Bonds	1,936	(397)	619	2,158
Total commercial lines	245,262	64,291	79,274	388,827

Personal lines:
Automobile	16,400	1,976	2,269	20,645
Property	7,271	1,542	1,706	10,519
Total personal lines	23,671	3,518	3,975	31,164
Total property and casualty insurance segment	$268,933	$67,809	$83,249	$419,991

	December 31, 2010
			Settlement
Line of business	Case	IBNR	expense	Total
	($ in thousands)
Commercial lines:
Automobile	$44,428	$9,293	$10,032	$63,753
Property	15,279	1,131	2,764	19,174
Workers' compensation	116,430	14,996	17,885	149,311
Liability	53,064	38,699	46,769	138,532
Bonds	2,788	(409)	800	3,179
Total commercial lines	231,989	63,710	78,250	373,949

Personal lines:
Automobile	17,364	1,096	2,333	20,793
Property	5,776	803	1,380	7,959
Total personal lines	23,140	1,899	3,713	28,752
Total property and casualty insurance segment	$255,129	$65,609	$81,963	$402,701

Internal actuarial evaluations of the prior quarter’s overall loss reserve levels are performed each quarter for all direct lines of business.  There is a certain amount of random variation in loss development patterns, which results in some uncertainty regarding projected ultimate losses, particularly for longer-tail lines such as workers’ compensation, other liability and commercial auto liability.  Therefore, the reasonability of the actuarial projections is regularly monitored through an examination of loss ratio and claims severity trends implied by these projections.  Following is a discussion of the major assumptions underlying the quarterly internal actuarial loss reserve evaluations.

One assumption underlying aggregate reserve estimation methods is that the claims inflation trends implicitly built into the historical loss and settlement expense development patterns will continue into the future.  To estimate the sensitivity of the estimated ultimate loss and settlement expense payments to an unexpected change in inflationary trends, the actuarial department derived expected payment patterns separately for each major line of business.  These patterns were applied to the December 31, 2011 loss and settlement expense reserves to generate estimated annual incremental loss and settlement expense payments for each subsequent calendar year.  Then, for the purpose of sensitivity testing, an explicit annual inflationary variance of one percent was added to the inflationary trend that is implicitly embedded in the estimated payment pattern, and revised incremental loss and settlement expense payments were calculated.  This unexpected claims inflation trend could arise from a variety of sources including a change in economic inflation, social inflation and, especially for the workers’ compensation line of business, the introduction of new medical technologies and procedures, changes in the utilization of procedures and changes in life expectancy.  The estimated cumulative impact that this unexpected one percent variance in the inflationary trend would have on the Company’s results of operations over the lifetime of the underlying claims is shown below.  A variance in the inflationary trend would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income.  A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.  A one percent variance in the projected inflationary trend is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

Line of business	After-tax impact on earnings from a one percent variance in the projected inflationary trend
($ in thousands)
Personal auto liability	$(165) to $158
Commercial auto liability	(857) to 826
Auto physical damage	(17) to 17
Workers' compensation	(5,128) to 5,966
Other liability	(3,054) to 2,843
Property	(162) to 160
Homeowners	(50) to 49

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

Line of business	After-tax impact on earnings from a five percent variance in future loss payments
($ in thousands)
Personal auto liability	$(597) to $541
Commercial auto liability	(1,609) to 1,456
Auto physical damage	(92) to 83
Workers' compensation	(3,719) to 3,363
Other liability	(3,125) to 2,828
Property	(772) to 698
Homeowners	(230) to 210
All Other	(38) to 33

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

Line of business	After-tax impact on earnings from a five percent variance in individual case loss reserve adequacy
($ in thousands)
Personal auto liability	$(557) to $507
Commercial auto liability	(1,433) to 1,297
Auto physical damage	(71) to 65
Workers' compensation	(3,094) to 2,801
Other liability	(2,415) to 2,186
Property	(883) to 755
Homeowners	(218) to 195
All Other	(67) to 61

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

Line of business	After-tax impact on earnings from a five percent variance in IBNR emergence
($ in thousands)
Personal auto liability	$(30) to $30
Commercial auto liability	(246) to 246
Auto physical damage	(27) to 27
Workers' compensation	(430) to 430
Other liability	(992) to 992
Property	(178) to 178
Homeowners	(50) to 50

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

The property and casualty insurance subsidiaries have exposure to environmental and asbestos claims arising primarily from the other liability line of business.  This exposure is closely monitored by management, and IBNR loss reserves have been established to cover estimated ultimate losses.  These reserves were increased in each of the last four years based on examinations of the implied three-year survival ratio (ratio of loss and settlement expense reserves to the three-year average of loss and settlement expense payments), which has deteriorated due to an increase in both paid losses and paid settlement expenses.  The dollar amount of paid losses peaked in 2008, and though subsequent years have fared better, payment activity remains significantly higher than pre-2008 levels.

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

Reinsurance Segment

The reinsurance book of business is comprised of two major components.  The first is the Home Office Reinsurance Assumed Department (“HORAD”), which includes the reinsurance business assumed by the reinsurance subsidiary through the quota share agreement and the business written directly by the reinsurance subsidiary outside of the quota share agreement.  The second is the MRB pool, which is a voluntary reinsurance pool in which Employers Mutual participates with three other unaffiliated insurers.

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

At December 31, 2011, the carried reserves for HORAD and MRB combined were in the upper quartile of the range of actuarial reserve indications.  This selection reflects the fact that there are inherent uncertainties involved in establishing reserves for assumed reinsurance business.  Such uncertainties include the fact that a reinsurance company generally has less knowledge than the ceding company about the underlying book of business and the ceding company’s reserving practices.  Because of these uncertainties, there is a risk that the reinsurance segment’s reserves for losses and settlement expenses could prove to be inadequate, with a consequential adverse impact on the Company’s future earnings and stockholders’ equity.

At December 31, 2011, there was no backlog in the processing of assumed reinsurance information.  Approximately $105,604,000, or 61 percent, of the reinsurance segment’s carried reserves were reported by the ceding companies.  Employers Mutual receives loss reserve and paid loss data from its ceding companies on individual excess of loss contracts.  If a claim involves a single or small group of claimants, a summary of the loss and claim outlook is normally provided.  Summarized data is provided for catastrophe claims and pro rata business, which is subject to closer review if inconsistencies are suspected.

Carried reserves established in addition to those reported by the ceding companies totaled approximately $67,705,000 at December 31, 2011.  Since many ceding companies in the HORAD book of business do not report IBNR loss reserves, Employers Mutual establishes a bulk IBNR loss reserve to cover the lag in reporting.  For the few ceding companies that do report IBNR loss reserves, Employers Mutual carries them as reported.  These reported IBNR loss reserves are subtracted from the total IBNR loss reserve calculated by Employers Mutual’s actuaries, with the difference carried as bulk IBNR loss reserves.  Except for the small IBNR loss reserve established to cover the one-month lag in reporting, the MRB IBNR loss reserve is established by the management of MRB.  Employers Mutual rarely records additional case loss reserves.

Assumed reinsurance losses tend to be reported later than direct losses.  This lag is reflected in loss projection factors for assumed reinsurance that tend to be higher than for direct business.  The result is that assumed reinsurance IBNR loss reserves as a percentage of total reserves tend to be higher than for direct loss reserves.  IBNR loss reserves totaled $91,184,000 and $90,075,000 at December 31, 2011 and 2010, respectively, and accounted for approximately 53 percent and 59 percent, respectively, of the reinsurance segment’s total loss and settlement expense reserves.  IBNR loss reserves are, by nature, less precise than case loss reserves.  A five percent change in IBNR loss reserves at December 31, 2011 would equate to $2,964,000, net of tax, which represents 141.3 percent of the net loss reported for 2011 and 0.8 percent of stockholders’ equity.

Following is a summary of the carried loss and settlement expense reserves for the reinsurance segment at December 31, 2011 and 2010.

	December 31, 2011
			Settlement
Line of business	Case	IBNR	expense	Total
	($ in thousands)
Pro rata reinsurance:
Property and casualty	$5,064	$765	$527	$6,356
Property	11,795	11,790	584	24,169
Crop	3,848	59	50	3,957
Casualty	380	4,745	83	5,208
Marine/Aviation	1,006	1,882	75	2,963
Total pro rata reinsurance	22,093	19,241	1,319	42,653

Excess of loss reinsurance:
Property	28,557	18,297	944	47,798
Casualty	26,172	53,375	2,362	81,909
Surety	627	271	51	949
Total excess of loss reinsurance	55,356	71,943	3,357	130,656
Total reinsurance segment	$77,449	$91,184	$4,676	$173,309

	December 31, 2010
			Settlement
Line of business	Case	IBNR	expense	Total
	($ in thousands)
Pro rata reinsurance:
Property and casualty	$2,834	$1,128	$284	$4,246
Property	11,634	11,803	610	24,047
Crop	1,046	114	20	1,180
Casualty	306	4,799	122	5,227
Marine/Aviation	970	1,778	116	2,864
Total pro rata reinsurance	16,790	19,622	1,152	37,564

Excess of loss reinsurance:
Property	16,448	16,946	790	34,184
Casualty	25,649	53,217	1,623	80,489
Surety	855	290	58	1,203
Total excess of loss reinsurance	42,952	70,453	2,471	115,876
Total reinsurance segment	$59,742	$90,075	$3,623	$153,440

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

The after-tax impact on the Company’s earnings under each scenario is as follows:

		Reinsurance segment
		MRB			HORAD
		($ in thousands)
(1)	Five percent variance in case loss reserve adequacy from the level anticipated in the incurred loss projection factors	$(606)	to	$670	$(3,304)	to	$2,989

(2)	One percent variance in the implicit annual claims inflation rate	(1,403)	to	1,172	(3,458)	to	3,129

(3)	Five percent variance in IBNR losses from the level anticipated in the loss projection factors	(455)	to	455	(2,230)	to	2,230

(4)	Five percent variance in the expected loss ratios used with the Bornhuetter-Ferguson method	(429)	to	429	(2,333)	to	2,333

To ensure the accuracy and completeness of the information received from the ceding companies, Employers Mutual’s actuarial department reviews the latest five HORAD policy years on a quarterly basis, and all policy years on an annual basis.  Any significant unexplained departures from historical reporting patterns are brought to the attention of the reinsurance department’s staff, who contacts the ceding company or broker for clarification.

Employers Mutual’s actuarial department annually reviews the MRB reserves for reasonableness.  These analyses use a variety of actuarial techniques, which are applied at a line-of-business level.  MRB staff supplies the reserve analysis data, which is verified for accuracy by Employers Mutual’s actuaries.  This review process is replicated by certain other MRB member companies, using actuarial techniques they deem appropriate.  Based on these reviews, Employers Mutual and the other MRB member companies have consistently found the MRB reserves to be adequate.

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

Disputes with ceding companies do not occur often.  Employers Mutual performs claims audits and encourages prompt reporting of reinsurance claims.  Employers Mutual also reviews claim reports for accuracy, completeness and adequate reserving.  Most reinsurance contracts contain arbitration clauses to resolve disputes, but such disputes are generally resolved without arbitration due to the long-term and ongoing relationships that exist with those companies.  There were no matters in dispute at December 31, 2011.

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

Since 1989, the pool participants have included an asbestos exclusion in liability policies issued for most lines of business.  The exclusion prohibits liability coverage for “bodily injury”, “personal injury” or “property damage” (including any associated clean-up obligations) arising out of the installation, existence, removal or disposal of asbestos or any substance containing asbestos fibers.  Therefore, the pool participants’ current asbestos exposures are primarily limited to commercial policies issued prior to 1989.  At present, the pool participants are defending approximately 1,180 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs.  Seven former policyholders and one current policyholder dominate the pool participants’ asbestos claims.  Most of the lawsuits are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury.  The pool participants’ policyholders named as defendants in these asbestos lawsuits are typically peripheral defendants who have little or no exposure and are routinely dismissed from asbestos litigation with nominal or no payment (i.e., small contractors, insulators, electrical welding suppliers, furnace manufacturers, and gasket and building supply companies).

During 2003, the pool participants were presented with several hundred plaintiff lawsuits filed against three former policyholders representing approximately 66,500 claimants related to exposure to asbestos or products containing asbestos.  The vast majority of the 66,500 claims are the result of multi-plaintiff lawsuits.  These claims are based upon nonspecific asbestos exposure and nonspecific injuries.  As a result, management did not establish a significant amount of case loss reserves for these claims.  Several of the multi-plaintiff lawsuits (including the vast majority of those associated with one former policyholder) were dismissed.  As of December 31, 2011, approximately 2,250 of the claims remain open.  During 2006, the pool participants received notice that another former policyholder was a named defendant in approximately 33,000 claims nationwide.  As of December 31, 2011, approximately 4,710 of these claims remain open, though a settlement for these claims has been reached and is awaiting final approval by all parties to the lawsuit.

Prior to 2008, actual losses paid for asbestos-related claims had been minimal due to the plaintiffs’ failure to identify an exposure to any asbestos-containing products associated with the pool participants’ current and former policyholders.  However, paid losses and settlement expenses have increased significantly since 2008 as a result of claims attributed to two former policyholders.  One of these former policyholders, a broker of various products, including asbestos, settled a claim for approximately $450,000 (the Company’s share) in 2008.  Prior to 2008, the asbestos exposure associated with this former policyholder had been thought to be relatively small.  At December 31, 2011, five additional claims associated with this former policyholder remain open, though similar exposure on these claims is not anticipated.  The other former policyholder, a furnace manufacturer, had multiple claims settle for a total of approximately $991,000 (the Company’s share) during the period 2009 through 2011.  The asbestos exposure associated with this former policyholder has increased in recent years, and this trend may possibly continue into the future with increased per plaintiff settlements.  Settlement expense payments associated with this former policyholder have increased significantly since 2008 and have been the primary driver behind recently implemented reserve increases.  The primary cause of this increase in paid settlement expenses is the retention of a National Coordinating Counsel (NCC) in 2008 due to this former policyholder’s exposure in numerous jurisdictions.  The NCC has provided, and continues to provide, significant services in the areas of document review, discovery, deposition and trial preparation.  Approximately 260 asbestos exposure claims associated with this former policyholder remain open.  Whenever possible, the pool participants have participated in cost sharing agreements with other insurance companies to reduce overall asbestos claim expenses.

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

The Company’s current exposures to environmental claims include losses involving petroleum haulers, lead contamination, and soil and groundwater contamination in the State of Indiana.  Claims from petroleum haulers are generally caused by overturned commercial vehicles and overfills at commercial and residential properties.  Exposures for accident year losses preceding the 1980s include municipality exposures for closed landfills, small commercial businesses involved with disposing waste at landfills, leaking underground storage tanks and contamination from dry cleaning operations.  As of December 31, 2011, all Methyl Tertiary Butyl Ether (“MTBE”) claims related to the pool participants’ policyholders had been dismissed.

During 2009, the Company completed a comprehensive policy search and coverage review, and began defending (pursuant to policies issued 1969-1975) a lawsuit filed against a municipalities’ sewerage commission in United States District Court in Wisconsin in 2008.  The Company has a joint defense agreement with two other companies but currently retains the majority share.  The lawsuit is potentially one of the largest CERCLA actions pending against numerous parties in the United States and seeks in excess of $1.5 billion from the defendants.  The Company has established reserves for each of the six years of alleged liability (approximately $600,000 in aggregate as the Company’s share) along with associated settlement expenses.  While the insured’s summary judgment motion was successful, future appeals are possible.

The Company’s exposure to asbestos and environmental claims through assumed reinsurance is very limited due to the fact that the Company’s reinsurance subsidiary entered into the reinsurance marketplace in the early 1980’s, after much attention had already been brought to these issues.

At December 31, 2011, the Company carried asbestos and environmental reserves for direct insurance and assumed reinsurance business totaling $7,672,000, which represents 1.3 percent of total loss and settlement expense reserves.  The asbestos and environmental reserves include $2,982,000 of case loss reserves, $2,569,000 of IBNR loss reserves and $2,121,000 of bulk settlement expense reserves.  Ceded reinsurance on these reserves totaled $739,000.  Loss and settlement expense reserves were increased in 2011 because of deterioration in the implied survival ratio.

The pool participants’ non-asbestos direct product liability claims are considered to be highly uncertain exposures due to the many uncertainties inherent in determining the loss, and the significant periods of time that can elapse between the occurrence of the loss and the ultimate settlement of the claim.  The majority of the pool participants’ product liability claims arise from small to medium-sized manufacturers, contractors, petroleum distributors, and mobile home and auto dealerships.  No specific claim trends are evident from the pool participants’ manufacturing clients, as the claims activity on these policies is generally isolated and can be severe.  Specific product liability coverage is provided to the pool participants’ mobile home and auto dealership policyholders, and the claims from these policies tend to be relatively small.  Certain construction defect claims are also reported under product liability coverage.  During 2011, 38 of these claims were reported to the pool participants.

The Company has exposure to construction defect claims arising from general liability policies issued by the pool participants to contractors.  Most of the pool participants’ construction defect claims are concentrated in a limited number of states, and the pool participants have taken steps to mitigate this exposure.  Construction defect is a highly uncertain exposure due to such issues as whether coverage exists, definition of an occurrence, determination of ultimate damages, and allocation of such damages to financially responsible parties.  Newly reported construction defect claims numbered 383, 469 and 415 in 2011, 2010 and 2009, respectively, and produced incurred losses and paid settlement expenses of approximately $2,157,000, $3,276,000 and $2,913,000 in each respective period.  Incurred losses and paid settlement expenses on all construction defect claims totaled approximately $3,884,000 in 2011.  At December 31, 2011, the Company carried case loss reserves of approximately $5,760,000 on 812 open construction defect claims.

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

Following is a summary of loss and settlement expense reserves and payments associated with asbestos, environmental, products liability and casualty excess reinsurance exposures for 2011, 2010 and 2009:

	Property and casualty
	insurance segment			Reinsurance segment
			Settlement			Settlement
($ in thousands)	Case	IBNR	expense	Case	IBNR	expense
Reserves at 12/31/11
Asbestos	$2,584	$872	$1,933	$113	$372	$-
Environmental	219	663	188	66	662	-
Products1	5,133	4,938	4,589	-	-	-
Casualty excess2	-	-	-	24,141	53,376	2,259

Reserves at 12/31/10
Asbestos	$2,483	$1,000	$2,380	$156	$382	$-
Environmental	125	668	128	64	656	-
Products1	5,532	4,759	6,209	-	-	-
Casualty excess2	-	-	-	23,715	53,217	1,575

Reserves at 12/31/09
Asbestos	$1,796	$2,128	$201	$144	$429	$-
Environmental	146	679	282	63	659	-
Products1	6,098	4,990	6,141	-	-	-
Casualty excess2	-	-	-	21,453	54,478	1,431

Paid during 2011
Asbestos	$299		$802	$51		$2
Environmental	6		95	-		(8)
Products1	1,524		2,107	-		-
Casualty excess2	-		-	7,440		1,379

Paid during 2010
Asbestos	$461		$1,022	$34		$1
Environmental	17		179	-		-
Products1	2,564		2,124	-		-
Casualty excess2	-		-	5,040		1,107

Paid during 2009
Asbestos	$323		$921	$8		$-
Environmental	30		213	-		-
Products1	1,898		2,302	-		-
Casualty excess2	-		-	7,317		1,149

1	Products includes the portion of asbestos and environmental claims reported that are non-premises/operations claims.
2	Casualty excess includes the asbestos and environmental claims reported above.

Following is a summary of the claim activity associated with asbestos, environmental and products liability exposures for 2011, 2010 and 2009:

	Asbestos	Environmental	Products
Open claims, 12/31/11	8,854	7	104
Reported in 2011	213	3	411
Disposed of in 2011	696	-	406

Open claims, 12/31/10	9,337	4	99
Reported in 2010	207	1	387
Disposed of in 2010	24,347	2	1,407

Open claims, 12/31/09	33,477	5	1,119
Reported in 2009	3,149	-	399
Disposed of in 2009	1,317	2	374

Variability of loss and settlement expense reserves

The Company does not determine a range of estimates for all components of the loss and settlement expense reserve at the time the reserves are established.  During each quarter, however, an actuarially determined range of estimates is developed for the major components of the loss and settlement expense reserves as of the preceding quarter-end.  All reserves are reviewed with the exception of reserves for involuntary workers’ compensation pools, which are set by the National Council on Compensation Insurance (NCCI) and are assumed to be adequate (the impact of potential variability of this segment on overall reserve adequacy is considered immaterial).  Shown below are the actuarially determined ranges of reserve estimates as of December 31, 2011 along with the statutory-basis carried reserves, which are displayed net of ceded reinsurance.  The GAAP-basis loss and settlement expense reserves contained in the Company’s financial statements are reported gross of ceded reinsurance and contain a small number of adjustments from the statutory-basis amounts presented here.  The last two columns display the estimated after-tax impact on earnings if the reserves were moved to the high end-point or low end-point of the ranges.

	Range of reserve estimates			After-tax impact on earnings
				Reserves	Reserves
($ in thousands)	High	Low	Carried	at high	at low
Property and casualty insurance segment	$399,105	$349,817	$391,964	$(4,642)	$27,396
Reinsurance segment	167,103	137,693	166,743	(234)	18,883
	$566,208	$487,510	$558,707	$(4,876)	$46,279

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

Level 3 -
Prices or valuation techniques that require significant unobservable inputs because observable inputs are not available.  The unobservable inputs may reflect the Company’s own judgments about the assumptions that market participants would use.

The Company uses an independent pricing source to obtain the estimated fair value of a majority of its securities, subject to an internal validation.  The fair value is based on quoted market prices, where available.  This is typically the case for equity securities and short-term investments, which are accordingly classified as Level 1 fair value measurements.  In cases where quoted market prices are not available, fair value is based on a variety of valuation techniques depending on the type of security.  Fixed maturity securities in the Company’s portfolio may not trade on a daily basis; however, observable inputs are utilized in their valuations, and these securities are therefore classified as Level 2 fair value measurements.  Following is a brief description of the various pricing techniques used by the independent pricing source for different asset classes.

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

•
Obligations of states and political subdivisions are priced by tracking and analyzing actively quoted issues and trades reported by the Municipal Securities Rulemaking Board (MSRB), material event notices and Municipal Market Data (MMD) benchmark yields.  Municipal bonds with similar characteristics are grouped together into market sectors, and internal yield curves are constructed daily for these sectors.  Individual bond evaluations are extrapolated from these sectors, with the ability to make individual spread adjustments for attributes such as discounts, premiums, alternative minimum tax, and/or whether or not the bond is callable.

•
Mortgage-backed securities are first reviewed for the appropriate pricing speed, spread, yield and volatility.  The securities are priced with models using spreads and other information solicited from Wall Street buy- and sell-side sources, including primary and secondary dealers, portfolio managers, and research analysts.  To determine a tranche’s price, first the benchmark yield is determined and adjusted for collateral performance, tranche level attributes and market conditions.  Then the cash flow for each tranche is generated (using consensus prepayment speed assumptions including, as appropriate, a prepayment projection based on historical statistics of the underlying collateral).  The tranche-level yield is used to discount the cash flows and generate the price.  Depending on the characteristics of the tranche, a volatility-driven, multi-dimensional single cash flow stream model or an option-adjusted spread model may be used.  When cash flows or other security structure or market information is not available, broker quotes may be used.

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, the security is classified as a Level 2 or Level 3 fair value measurement.  At December 31, 2011 and 2010, the Company did not hold any fixed maturity securities that were priced solely from broker quotes.

Essentially all securities in the Company’s investment portfolios have transparent pricing.  All equity securities (with one exception) are traded on national exchanges with observable prices.  Fixed maturity securities are typically high quality, liquid issues with daily pricing from the Company’s independent pricing source.  Prices are validated through a variety of techniques.  When performing these validations, the Company uses graduated tolerance levels for determining exceptions.  Equity securities and U.S. treasury and government-sponsored agency fixed maturity securities have the highest transparency in pricing, and therefore have the smallest tolerance levels for variance.  These are followed by (in order of decreasing transparency/increasing tolerance levels) mortgage-backed, corporate, municipal, and finally high-yield fixed maturity securities.  The validations performed include:

1.	Comparisons of the prices reported by the independent pricing source to daily runs of offerings and bids from several brokers for a sample of securities.

2.	Comparison of the prices reported by the independent pricing source to prices realized from the Company’s own purchase and sale transactions.

3.
Comparison of the prices reported by the independent pricing source to prices from the Company’s investment custodian.  It should be noted that the independent pricing source used by the Company is often the same source used by the Company’s investment custodian (except for municipal fixed maturity securities), thus limiting the confidence gained from this validation technique.

Rarely are the independent pricing source’s prices outside of tolerance levels.  This is most likely to occur in less frequently traded municipal fixed maturity securities, where the price reported by the independent pricing source may have become stale due to a lack of recent trading activity.  If it is believed that the price reported by the independent pricing source does not reflect the quality, maturity, optionality and liquidity characteristics of the fixed maturity security, alternative pricing sources are examined, including Bloomberg matrix pricing, regression pricing, and broker runs for offering prices of similar securities.  A judgment is then made as to what price best reflects the characteristics of the security, and if the result is materially different than the fair value reported by the independent pricing source for that security, then management’s judgment of the fair value is used in the financial statements.

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

The evaluation of an impaired fixed maturity security includes an assessment of whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis.  In addition, if the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered “other-than-temporarily” impaired.  The portion of the impairment related to a credit loss is recognized through earnings, and the portion of the impairment related to other factors, if any, is recognized through “other comprehensive income”.

When an equity security is deemed to be “other-than-temporarily” impaired, the carrying value is reduced to fair value and a realized loss is recognized through earnings.

Deferred policy acquisition costs and related amortization

Acquisition costs, consisting of commissions, premium taxes and other underwriting expenses that are deemed related to the production of business, are deferred and amortized to expense as premium revenue is recognized.  Deferred policy acquisition costs and related amortization are calculated separately for the property and casualty insurance segment and the reinsurance segment.  The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to the estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and settlement expenses and certain other costs expected to be incurred as the premium is earned.  Deferred policy acquisition costs were not subject to limitation at December 31, 2011, and management does not anticipate that any limitation will occur in 2012 due to the current level of rate adequacy in both the insurance and reinsurance marketplaces.

Updated guidance from the Financial Accounting Standards Board (FASB), effective January 1, 2012, clarifies which costs associated with the acquisition of insurance contracts should be capitalized and deferred for recognition during the coverage period.  This new guidance specifies that only incremental costs or costs directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost.  Adoption of this guidance will have an impact on the consolidated financial position and operating results of the Company since certain costs associated with contract acquisition that are currently deferred do not meet the criteria for deferral under this new guidance.  This guidance will be adopted retrospectively by the Company, and will result in a decline in consolidated stockholders’ equity of approximately $6,400,000, net of tax, as of December 31, 2011.

Deferred income taxes

The realization of the deferred income tax asset is based upon projections indicating that a sufficient amount of future taxable income will be earned to utilize the tax deductions that will reverse in the future.  These projections are based on the Company’s history of producing significant amounts of taxable income, the current premium rate environment for both the property and casualty insurance segment and the reinsurance segment, and expense control initiatives that have been implemented in recent years.  In addition, management has formulated tax-planning strategies that could be implemented to generate taxable income if needed.  Should the projected taxable income and tax planning strategies not provide sufficient taxable income to recover the deferred tax asset, a valuation allowance would be required.

Benefit Plans

Employers Mutual sponsors two defined benefit pension plans (a qualified plan and a non-qualified supplemental plan) and two postretirement benefit plans that provide retiree healthcare and life insurance coverage.  Although the Company has no employees of its own, it is responsible for its share of the expenses and related prepaid assets and liabilities of these plans, as determined under the terms of the pooling agreement and the cost allocation methodologies applicable to its subsidiaries that do not participate in the pooling agreement.

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

The discount rate utilized in the valuations is based on an analysis of the total rate of return that could be generated by a hypothetical portfolio of high-quality bonds created to generate cash flows that match the plans’ expected benefit payments.  No callable bonds are used in this analysis and the discount rate produced by this analysis is compared to interest rates of applicable published indices for reasonableness.  The discount rates used in the pension benefit obligation valuations at December 31, 2011, 2010 and 2009 were 4.13 percent, 5.00 percent and 5.75 percent, respectively.  The discount rates used in the postretirement benefit obligation valuations at December 31, 2011, 2010 and 2009 were 4.59 percent, 5.50 percent and 6.00 percent, respectively.  The discount rates used in the pension and postretirement benefit obligation valuations are also used in the calculation of the net periodic benefit costs for the subsequent year.  A 0.25 percentage point decrease in the discount rates used in the 2011 valuations would increase the Company’s net periodic pension and postretirement benefit costs for 2012 by approximately $135,000.  Conversely, a 0.25 percentage point increase in the 2011 discount rates would decrease the Company’s net periodic pension and postretirement benefit costs for 2012 by approximately $130,000.

The expected long-term rate of return on plan assets is developed considering actual historical results, current and expected market conditions, the mix of plan assets and investment strategy.  The expected long-term rate of return on plan assets produced by this analysis and used in the calculation of the net periodic pension benefit costs for the years ended December 31, 2011 and 2010 was 7.50 percent.  The expected long-term rate of return on plan assets used in the calculation of the net periodic postretirement benefit costs for the years ended December 31, 2011 and 2010 was 6.25 percent and 6.75 percent, respectively.  The expected rate of return on plan assets to be used in the calculation of the 2012 net periodic benefit costs for the pension and postretirement benefit plans will be 7.25 percent and 6.25 percent, respectively.   The actual rate of return earned on plan assets during 2011 was approximately negative 2 percent for the pension plan and negative 1 percent for the postretirement benefit plans.  The expected long-term rate of return assumption is subject to the general movement of the economy, but is generally less volatile than the discount rate assumption.   A decrease in the expected long-term rate of return assumption increases future expenses, whereas an increase in the assumption reduces future expenses.  A 0.25 percentage point change in the expected long-term rate of return assumption for 2012 would change the Company’s net periodic pension and postretirement benefit costs by approximately $193,000.  For detailed information regarding the current allocation of assets within the pension and postretirement benefit plans, see note 12 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

The health care cost trend rate assumption represents the anticipated change in the cost of health care benefits due to factors outside of the plan.  These factors include health care inflation, changes in health care utilization and delivery patterns, technological advances, and the overall health of the plan participants.  The health care cost trend rate assumption is based on published information and general economic conditions.  The health care cost trend rate assumption for 2011 was 8.0 percent, and is assumed to decrease gradually to 5 percent in 2024 and remain at that level thereafter.  In 2010 and 2009 the assumptions were 8.5 percent and 9.0 percent, respectively, both declining gradually to 5 percent in 2018 and remaining at that level thereafter.  A one percentage point increase in the assumed health care cost trend rate would increase the Company’s net periodic postretirement benefit cost for 2012 by approximately $580,000.  Conversely, a one percentage point decrease in the assumed health care cost trend rate would decrease the Company’s net periodic postretirement benefit cost for 2012 by approximately $459,000.

In accordance with GAAP, actuarial gains/losses contained in the valuations that result from (1) actual experience that differs from that assumed, or (2) a change in actuarial assumptions, is accumulated and, if in excess of a specified corridor, amortized to expense over future periods.  As of December 31, 2011, all of the benefit plans had accumulated actuarial losses in excess of the corridor that will be partially amortized into expense in 2012.  The Company’s share of the accumulated actuarial losses that will be amortized into expense during 2012 amounts to $3,204,000.  Prior service costs/credits for plan amendments are also contained in the valuations, and are amortized into expense/income over the future service periods of the participants.  As of December 31, 2011, the postretirement benefit plans have prior service credits that are being amortized into income in future periods, while the qualified defined benefit pension plan has prior service costs that are being amortized into expense in future periods.  The net amount of prior service credit being amortized into income during 2012 is $530,000.

In accordance with GAAP, the funded status of defined benefit pension or other postretirement plans is recognized as an asset or liability on the balance sheet.  Changes in the funded status of the plans are recognized through other comprehensive income.

RESULTS OF OPERATIONS

Segment information and consolidated net income for the three years ended December 31, 2011 are as follows:

	Year ended December 31,
($ in thousands)	2011	2010	2009
Property and casualty insurance
Premiums earned	$321,649	$305,647	$308,079
Losses and settlement expenses	251,449	208,114	199,124
Acquisition and other expenses	115,744	116,496	119,342
Underwriting loss	$(45,544)	$(18,963)	$(10,387)

Loss and settlement expense ratio	78.2%	68.1%	64.6%
Acquisition expense ratio	36.0%	38.1%	38.8%
Combined ratio	114.2%	106.2%	103.4%

Losses and settlement expenses:
Insured events of current year	$271,612	$236,840	$233,765
Decrease in provision for insured events of prior years	(20,163)	(28,726)	(34,641)

Total losses and settlement expenses	$251,449	$208,114	$199,124

Catastrophe and storm losses	$52,448	$33,062	$27,899

	Year ended December 31,
($ in thousands)	2011	2010	2009
Reinsurance
Premiums earned	$94,753	$83,475	$75,932
Losses and settlement expenses	91,525	46,527	49,625
Acquisition and other expenses	20,361	27,040	16,758
Underwriting profit (loss)	$(17,133)	$9,908	$9,549

Loss and settlement expense ratio	96.6%	55.7%	65.4%
Acquisition expense ratio	21.5%	32.4%	22.0%
Combined ratio	118.1%	88.1%	87.4%

Losses and settlement expenses:
Insured events of current year	$104,461	$68,550	$63,606
Decrease in provision for insured events of prior years	(12,936)	(22,023)	(13,981)

Total losses and settlement expenses	$91,525	$46,527	$49,625

Catastrophe and storm losses	$27,883	$9,082	$3,566

	Year ended December 31,
($ in thousands)	2011	2010	2009
Consolidated
REVENUES
Premiums earned	$416,402	$389,122	$384,011
Net investment income	46,111	49,489	47,759
Realized investment gains	9,303	3,869	17,922
Other income	828	783	755
	472,644	443,263	450,447
LOSSES AND EXPENSES
Losses and settlement expenses	342,974	254,641	248,749
Acquisition and other expenses	136,105	143,536	136,100
Interest expense	900	900	900
Other expense	2,673	1,741	2,173
	482,652	400,818	387,922
Income (loss) before income tax expense (benefit)	(10,008)	42,445	62,525
Income tax expense (benefit)	(7,910)	11,099	17,154
Net income (loss)	$(2,098)	$31,346	$45,371

Net income (loss) per share	$(0.16)	$2.40	$3.44

Loss and settlement expense ratio	82.4%	65.4%	64.8%
Acquisition expense ratio	32.7%	36.9%	35.4%
Combined ratio	115.1%	102.3%	100.2%

Losses and settlement expenses:
Insured events of current year	$376,073	$305,390	$297,371
Decrease in provision for insured events of prior years	(33,099)	(50,749)	(48,622)

Total losses and settlement expenses	$342,974	$254,641	$248,749

Catastrophe and storm losses	$80,331	$42,144	$31,465

Year ended December 31, 2011 compared to year ended December 31, 2010

The Company had a net loss of $2,098,000 ($0.16 per share) in 2011, compared to net income of $31,346,000 ($2.40 per share) in 2010.  The net loss of 2011 is primarily attributed to an unprecedented amount of catastrophe losses, as well as a significant decline in investment income.  2011 marked the fourth consecutive year of above average catastrophe losses for the Company.  While this is not unprecedented, having most recently occurred during the period 1998 through 2001, it is also not common.  What is unusual about this current period of above-average catastrophe losses is the fact that the Company has experienced record levels of catastrophe losses in two of the four years.  This is due to the fact that during the past four years, tornados and hail storms have tended to hit more densely populated areas with larger concentrations of exposures, resulting in much higher levels of insured losses.  Historically, similar periods of increased storm activity have been associated with cyclical weather patterns, and high catastrophe loss years such as 2011 have not necessarily been indicative of the future.  Nonetheless, the current active weather cycle accentuates the need for appropriate reinsurance coverage, and reinforces management’s ongoing attention to property exposure concentrations.

Premium income

Premiums earned increased 7.0 percent to $416,402,000 in 2011 from $389,122,000 in 2010.  Premium rate levels for the property and casualty insurance segment have risen slightly during 2011, and are beginning to show an upward trend.  Moderate rate increases continue to be implemented in the personal lines of business, most notably in personal property exposures.  The commercial lines of business remain very competitive; however, for the first time in six years, small rate increases are now being obtained on most accounts and lines of business.  The unusually severe weather experienced during 2011 is not expected to have a significant impact on commercial lines rate levels in 2012; however, rate levels are expected to continue to improve steadily throughout the year and into 2013.

Premiums earned for the property and casualty insurance segment increased 5.2 percent to $321,649,000 in 2011 from $305,647,000 in 2010.  This growth is primarily attributed to an increase in policy retention, rate and exposure increases and, to a lesser extent, an increase in policy counts in both the commercial and personal lines of business.  Premium income for both 2011 and 2010 was negatively impacted by return premiums resulting from audits of policyholders’ insured exposures; however, the amount of premiums returned in 2011 was much less than the amount returned in 2010.  Premium income for 2011 was also negatively impacted by $964,000 of additional premiums ceded to outside reinsurance companies to reinstate the property and casualty insurance segment’s share of the pool’s catastrophe reinsurance protection as a result of the severe tornado losses in the second quarter.  Renewal business premium increased approximately seven percent during 2011 compared to 2010; however, new business premium was down slightly.  The overall policy retention rate increased to approximately 88 percent from 86 percent in 2010.  Premium rates continued to improve in the personal lines of business during 2011, but the commercial lines of business, which account for more than 80 percent of the property and casualty insurance segment’s premium income, remained very competitive.  While the overall rate level of the commercial lines of business remained relatively steady during 2011, the pool participants were able to begin implementing some small rate increases for the first time since 2005.

Premiums earned for the reinsurance segment increased 13.5 percent to $94,753,000 in 2011 from $83,475,000 in 2010.  This increase is primarily attributed to increased participation in the MRB pool (from an approximate one-fifth share in 2010 to a one-fourth share in 2011), an increase in facility business (includes reinsurance business from small to mid-size insurance companies, and new property business in central and eastern Europe) and an increase in reinstatement premium income.  The reinsurance segment benefited from a small decline in the cost of the excess of loss reinsurance protection provided by Employers Mutual (from 10.5 percent in 2010 to 10.0 percent in 2011); however, this benefit was offset by additional reinsurance premiums paid to Employers Mutual to provide reinsurance protection on the direct reinsurance business written outside the quota share agreement.  Due to the mild 2010 hurricane season and a recovery in the reinsurance industry’s capital level, premium rate levels declined slightly during the January 1, 2011 renewal season.  However, the market subsequently trended higher due to the number of severe catastrophic events that occurred in 2011 (including the Japan earthquake and tsunami, and the unprecedented number of severe tornadoes in the United States during the second quarter), and this improved pricing continued through the January 1, 2012 renewal season.

Under the terms of the quota share agreement, the reinsurance subsidiary receives reinstatement premium income that is collected by Employers Mutual from the ceding companies when coverage is reinstated after a loss event; however, the cap on losses assumed per event contained in the excess of loss agreement is automatically reinstated without cost to the reinsurance subsidiary.  The reinsurance subsidiary recognized approximately $3,139,000 of reinstatement premium income during 2011 (net amount after 10 percent was ceded back to Employers Mutual under the terms of the excess of loss agreement).

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

Losses and settlement expenses

Losses and settlement expenses increased 34.7 percent to $342,974,000 in 2011 from $254,641,000 in 2010, and the loss and settlement expense ratio increased to 82.4 percent in 2011 from 65.4 percent in 2010.  The ratio for 2010 reflects a reduction of 1.6 percentage points associated with the reclassification of $6,065,000 from IBNR reserves to contingent commission reserves in the reinsurance segment.  The large increase in the 2011 loss and settlement expense ratio is primarily attributed to a record amount of catastrophe losses, which totaled $80,331,000 ($4.04 per share after tax), compared to $42,144,000 ($2.10 per share after tax) in 2010.  Catastrophe losses accounted for 19.3 percentage points of the loss and settlement expense ratio in 2011, which is significantly higher than the 10.8 percentage points reflected in the 2010 ratio, and the 10-year (2001 through 2010) historical average of approximately 8.0 percentage points.  The increase in the 2011 loss and settlement expense ratio also reflects a significant decline in the amount of favorable development experienced on prior years’ reserves.  The actuarial analysis of the Company’s carried reserves as of December 31, 2011 indicates that the level of reserve adequacy is consistent with other recent evaluations.  From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.

The loss and settlement expense ratio for the property and casualty insurance segment increased to 78.2 percent in 2011 from 68.1 percent in 2010.  The increase in the 2011 ratio is primarily attributed to a record amount of catastrophe losses, which totaled $52,448,000, compared to $33,062,000 in 2010.  Catastrophe losses accounted for 16.3 percentage points of the 2011 loss and settlement expense ratio, which is significantly higher than the 10.8 percentage points reflected in the 2010 ratio, and the 10-year (2001 through 2010) historical average of 7.8 percentage points.  The property and casualty insurance segment continued to experience favorable development on prior years’ reserves during 2011, but the amount was substantially less than the amount reported in 2010.  The decline in favorable development is largely attributed to a decline in the amount of favorable development experienced with the final settlement of prior accident years’ claims and less favorable IBNR emergence.  Development amounts can vary significantly from year to year depending on a number of factors, including the number of claims settled and the settlement terms, and should therefore not be considered a reliable factor in assessing the adequacy of carried reserves.

The loss and settlement expense ratio for the reinsurance segment increased to 96.6 percent in 2011 from 55.7 percent in 2010.  The ratio for 2010 reflects a reduction of 7.3 percentage points associated with the reclassification of $6,065,000 from IBNR reserves to contingent commission reserves.  The increase in the 2011 ratio is primarily attributed to a significant increase in catastrophe losses and a decline in the amount of favorable development experienced on prior years’ reserves (excluding the reclassification of the IBNR reserves).  During 2011, the reinsurance subsidiary experienced an unprecedented five events with losses greater than the $3,000,000 retention amount contained in the excess of loss agreement.  Total losses from these five events are currently estimated at $31,500,000, with $15,000,000 retained by the reinsurance subsidiary and the remaining $16,500,000 ceded to Employers Mutual.  The reinsurance subsidiary continued to experience favorable development on prior years’ reserves in 2011.  The amount reported for 2010 includes $6,065,000 of favorable development resulting from the previously noted reclassification of IBNR reserves to contingent commissions, which had no impact on operating income.  The HORAD book of business (which accounted for almost all of the favorable reserve development) experienced uncharacteristic adverse development on the 2010 catastrophe excess and property pro rata lines of business.  The MRB book of business experienced little development in 2011.

Acquisition and other expenses

Acquisition and other expenses decreased 5.2 percent to $136,105,000 in 2011 from $143,536,000 in 2010.  The acquisition expense ratio decreased to 32.7 percent in 2011 from 36.9 percent in 2010.  The ratio for 2010 reflects an increase of 1.6 percentage points associated with the reclassification of $6,065,000 from IBNR reserves to contingent commission reserves in the reinsurance segment. Excluding this one-time adjustment, the acquisition expense ratio remained fairly steady.

For the property and casualty insurance segment, the acquisition expense ratio decreased to 36.0 percent in 2011 from 38.1 percent in 2010.  This decrease is primarily attributed to declines in policyholder dividend expense and agents’ contingent commissions, both of which reflect the deterioration in 2011 underwriting results.  Growth in premium revenue, coupled with continued careful oversight of general administrative costs, also contributed to the decline in the 2011 ratio.

For the reinsurance segment, the acquisition expense ratio decreased to 21.5 percent in 2011 from 32.4 percent in 2010.  The ratio for 2010 reflects an increase of 7.3 percentage points associated with the reclassification of $6,065,000 from IBNR reserves to contingent commission reserves. Excluding this one-time adjustment, the decrease in the 2011 ratio is primarily attributed to a decline in contingent commissions on the MRB book of business, as well as the growth in premium revenue.  Partially offsetting the decline in contingent commissions was $399,000 of commission expense recorded in conjunction with Country Mutual’s withdrawal from the MRB pool.  However, a portion of these commissions were capitalized as part of the deferred policy acquisition cost asset (to be expensed as the related premiums are earned), resulting in an immediate expense recognition of approximately $194,000 during the first quarter of 2011.

Investment results

Net investment income decreased 6.8 percent to $46,111,000 in 2011 from $49,489,000 in 2010.  This decrease is primarily attributed to the low interest rate environment that has existed for the past several years.  During this time period, available cash flow has been invested in fixed maturity securities with progressively lower yields, resulting in a persistent decline in the annualized yield of the fixed maturity portfolio.  The average coupon on the fixed maturity portfolio has declined to 4.64 percent at December 31, 2011, compared to 4.98 percent and 5.27 percent at December 31, 2010 and 2009, respectively.  Also contributing to the decline in investment income is a decrease in the par value of the fixed maturity portfolio, which resulted from claim payments associated with the record catastrophe losses experienced during 2011.  The effective duration of the Company’s fixed maturity portfolio was 4.65 years at December 31, 2011, compared to 5.75 years at December 31, 2010.  The Company’s equity portfolio returned 4.46 percent during 2011, compared to 2.11 percent for the S&P 500.  Due to the factors described above, investment income is currently projected to decline again in 2012; however, the decline is expected to be less than the decline experienced in 2011.

The Company reported a net realized investment gain of $9,303,000 in 2011 compared to $3,869,000 in 2010.  The large amount of realized investment gain for 2011 resulted from first quarter activity in the equity portfolio, when market prices were at elevated levels.  “Other-than-temporary” impairment losses totaled $5,960,000 during 2011 compared to $2,384,000 in 2010.  The impairment losses in 2011 were recognized on four residential mortgage-backed securities (all resulting from an intent to sell) and 36 equity securities, while the impairment losses in 2010 were recognized on two residential mortgage-backed securities ($121,000 associated with credit loss on one security, and $83,000 associated with management’s intent to sell another security) and 23 equity securities.

Other expense

Other expense increased 53.5 percent to $2,673,000 in 2011 from $1,741,000 in 2010.  This increase is attributed to changes in the amount of foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  During 2011, the reinsurance segment had a foreign currency exchange loss of $592,000, compared to a foreign currency exchange gain of $346,000 in 2010.

Income tax

The Company had an income tax benefit of $7,910,000 in 2011 compared to income tax expense of $11,099,000 in 2010.  The effective tax rate for 2011 was 79.0 percent compared to 26.1 percent in 2010.  Note that the 2011 effective tax rate is based on tax benefits relative to pre-tax losses, thus an effective tax rate larger than the United States federal corporate tax rate of 35 percent is indicative of a favorable or “low” effective tax rate.  The “low” effective tax rate for 2011 primarily reflects a small amount of pre-tax loss relative to the amount of tax-exempt interest income earned.  The effective tax rate for 2010 was elevated by 1.9 percentage points due to the impact of tax law changes signed into law during the first quarter of 2010 in connection with the passage of the Patient Protection and Affordable Care Act (H.R. 3590) and the follow-up Health Care and Education Reconciliation Act of 2010 (H.R. 4872) (the “Acts”).  In accordance with these Acts, beginning in 2013 the Company will no longer be able to claim a tax deduction for drug expenses that are reimbursed under the Medicare Part D retiree drug subsidy program.  Although this tax change does not take effect until 2013, the Company was required to recognize the financial impact of the change beginning in the period in which the Acts were signed.  As a result of the Acts, the Company recognized a decrease in its deferred tax asset of $794,000 during the first quarter of 2010.

Year ended December 31, 2010 compared to year ended December 31, 2009

The Company reported net income of $31,346,000 and $45,371,000 ($2.40 and $3.44 per share) in 2010 and 2009, respectively.  The decline in net income was primarily attributed to a decrease in realized investment gains and a decline in the property and casualty insurance segment’s underwriting results.  The realized investment gains for 2009 included a $22,474,000 ($14,608,000 net of tax) gain recognized from the sale of the Company’s holdings of Verisk Analytics, Inc. common stock.  The decline in the property and casualty insurance segment’s underwriting results was primarily attributed to an increase in catastrophe and storm losses and a decline in the amount of favorable development experienced on prior years’ reserves.  Storm losses increased 33.9 percent in 2010 due to active weather patterns in the Midwest and Eastern sections of the country.  Net income did, however, benefit from a decline in the amount of “other-than-temporary” investment impairment losses recognized compared to 2009.

Premium income

Premiums earned increased 1.3 percent to $389,122,000 in 2010 from $384,011,000 in 2009.  The reinsurance segment was able to increase premium income through the addition of several new reinsurance contracts and increased participation on existing reinsurance business; however, this increase was partially offset by a decline in premium income in the property and casualty insurance segment.  While premium rate levels for the property and casualty insurance segment stabilized during 2009, the use of discretionary rate credits increased, keeping overall premium rate levels flat to slightly lower.  Competition remained very strong in the commercial lines of business; however, moderate rate increases were implemented in personal lines during the past several years.  Management continued to implement commercial lines rate increases where warranted, but overall rate levels were not expected to improve until the economy recovers, which was projected to occur in 2012.  Pricing in the reinsurance marketplace was essentially flat during the year, and was expected to remain flat in 2011.

Premiums earned for the property and casualty insurance segment decreased 0.8 percent to $305,647,000 in 2010 from $308,079,000 in 2009, primarily as a result of a decline in earned premium rate levels resulting from rate decreases implemented in 2008 and 2009.  Premium rates improved somewhat in the personal lines of business, but the commercial lines of business, which accounted for more than 80 percent of the property and casualty insurance segment’s premiums, remained very competitive.  Filed rates for 2010 were up 0.9 percent; however, these increases were more than offset by increased use of discretionary credits.  Overall, the industry continued to report average rate declines of three to five percent in commercial lines of business, depending on policy size and line of business; however, the Company’s average rate decline for commercial lines was relatively steady at approximately 1.1 percent.  Rate competition in the commercial lines of business was being driven, at least in part, by the weak economy.  Most companies were content to retain their good business at current pricing levels and wait for the economy to improve.  As a result, management expected the current level of rate competition to continue through 2011 and probably into 2012.  New business premium increased approximately two percent during 2010 and accounted for approximately 17 percent of net written premiums; however, the increase in premium income from this new business was largely offset by a decline in premium income associated with prior years’ rate reductions and policies not retained.  Policy retention rates remained relatively stable at approximately 86 percent, though the personal lines retention rate was somewhat lower due to management’s decision in 2009 to exit personal lines business in certain regions of the country.  Policy counts increased slightly in both the commercial and personal lines of business during 2010.

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

Losses and settlement expenses

Losses and settlement expenses increased 2.4 percent to $254,641,000 in 2010 from $248,749,000 in 2009, and the loss and settlement expense ratio increased to 65.4 percent in 2010 from 64.8 percent in 2009.  The property and casualty insurance segment reported an increase in its loss and settlement expense ratio, primarily from higher catastrophe and storm losses and a decline in the amount of favorable development experienced on prior years’ reserves.  However, much of the increase in the property and casualty insurance segment’s loss and settlement expense ratio was offset by a large decline in the reinsurance segment’s loss and settlement expense ratio.  The decline in the reinsurance segment’s ratio was largely attributed to a reclassification by MRB of $6,065,000 from IBNR reserves to contingent commission reserves.  The actuarial analysis of the Company’s carried reserves as of December 31, 2010 indicated that the level of reserve adequacy was consistent with other recent evaluations.  From management’s perspective, this measure was more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.

The loss and settlement expense ratio for the property and casualty insurance segment increased to 68.1 percent in 2010 from 64.6 percent in 2009.  Catastrophe and storm losses were well above average in both 2010 and 2009, adding 10.8 and 9.1 percentage points, respectively, to the loss and settlement expense ratios.  The high level of storm activity experienced during 2010 was largely from the Midwest and Eastern sections of the country.  Favorable development on prior years’ reserves declined in 2010, with the decline primarily driven by a relatively large amount of favorable development experienced in 2009 on the record amount of catastrophe and storm losses reported in 2008, and the strengthening of asbestos and environmental settlement expense reserves during 2010.  Included in the reported amounts of favorable development for 2010 and 2009 were $32,000 and $3,476,000, respectively, of favorable development experienced on prior years’ catastrophe and storm loss reserves.  Asbestos and environmental loss and settlement expense reserves were strengthened by $3,420,000 and $1,020,000 during 2010 and 2009, respectively, which was largely due to an increase in paid asbestos settlement expenses in recent years (particularly on one policyholder with exposure in numerous jurisdictions).  In aggregate, the favorable development experienced in 2010 continued to be associated with closed claims.  To a lesser extent, the increase in the loss and settlement expense ratio also reflected increased claim frequency in several lines of business, increased severity (including large losses) in the workers’ compensation and other liability lines of business, as well as previously implemented premium rate level reductions.

The loss and settlement expense ratio for the reinsurance segment decreased to 55.7 percent in 2010 from 65.4 percent in 2009.  This decrease was primarily due to the reclassification of $6,065,000 out of the IBNR reserve to the reserve for contingent commissions, which decreased the reinsurance segment’s loss and settlement expense ratio by 7.3 percentage points.  Since this amount was reflected in prior years’ IBNR reserves, it also increased the reinsurance segment’s favorable development on prior years’ reserves by the same amount.  Also contributing to the decrease in the loss and settlement expense ratio was a decline in large loss activity from the high level experienced in 2009 (an industry-wide occurrence in 2009), as well as an increase in the amount of favorable development experienced on prior years’ reserves (excluding the $6,065,000 associated with the reclassification of the IBNR reserves), primarily on accident year 2009.  The favorable development amounts reported in 2010 and 2009 were primarily attributed to changes in IBNR reserves during those years, with the 2010 change predominantly attributed to the property pro rata and catastrophe and casualty excess business.  An increase in catastrophe and storm losses partially offset these decreases.

Acquisition and other expenses

Acquisition and other expenses increased 5.5 percent to $143,536,000 in 2010 from $136,100,000 in 2009.  The acquisition expense ratio increased to 36.9 percent in 2010 from 35.4 percent in 2009.  This increase was attributed to an increase in contingent commission expense in the reinsurance segment, including the $6,065,000 reclassification previously noted.  This increased the 2010 acquisition expense ratio, with a corresponding decrease to the loss and settlement expense ratio.  Declines in policyholder dividends, contingent salaries, executive bonuses, and agents’ profit bonuses in the property and casualty insurance segment were largely offset by an increase in commission expense in the reinsurance segment.

For the property and casualty insurance segment, the acquisition expense ratio decreased to 38.1 percent in 2010 from 38.8 percent in 2009.  The decrease was attributed to a decline in underwriting results in 2010, which produced declines in several expenses that were based on loss experience or overall underwriting results, such as reduced dividends on some of the pool’s larger safety dividend groups, reduced agents’ profit bonuses, and reduced accruals for contingent salaries and executive bonuses.

For the reinsurance segment, the acquisition expense ratio increased to 32.4 percent in 2010 from 22.0 percent in 2009.  This increase was primarily attributed to an increase in contingent commission expense associated with the $6,065,000 reclassification of IBNR reserves to contingent commissions, which increased the 2010 acquisition expense ratio by 7.3 percentage points.  Also contributing to the increase in the reinsurance segment’s acquisition expense ratio were increases in contingent commission expense (excluding the $6,065,000 reclassification) from favorable underwriting performance in the assumed book of business, and an increase in commission expense associated with the new facility business, which carried a higher commission rate than the reinsurance segment’s other business.

Investment results

Net investment income increased 3.6 percent to $49,489,000 in 2010 from $47,759,000 in 2009.  This increase was the result of a higher average invested balance in fixed maturity securities, which reflected the reinvestment of short-term holdings into Build America Bonds and other securities in the fourth quarter of 2009.

The Company reported net realized investment gains of $3,869,000 and $17,922,000 in 2010 and 2009, respectively.  The 2009 amount included a $22,474,000 realized gain recognized on the disposal of the Company’s holdings of Verisk common stock, and $10,108,000 of “other-than-temporary” investment impairment losses.  The amount of “other-than-temporary” investment impairment losses declined substantially in 2010, with $2,180,000 impaired on 23 equity securities and $204,000 impaired on two residential mortgage-backed securities ($121,000 from the determination of credit loss on one residential mortgage-backed security, and $83,000 associated with management’s intent to sell another residential mortgage-backed security in an unrealized loss position).  The impairment losses recognized in 2009 were on 34 equity securities and three fixed maturity securities.

The Company’s equity portfolio had a return of 14.31 percent during 2010, compared to 15.06 percent for the S&P 500.  The current annualized yield on the bond portfolio was 4.98 percent and the effective duration was 5.75 years, compared to 5.27 percent and 6.12 years at December 31, 2009.

Income tax

The Company reported income tax expense of $11,099,000 in 2010, down from $17,154,000 in 2009.  The effective tax rate was 26.1 percent in 2010, compared to 27.4 percent in 2009.  The decrease in the effective tax rate for 2010 primarily reflected the decline in the amount of pre-tax income earned relative to the amount of tax-exempt interest income earned.  The effective tax rate for 2010 also reflected tax law changes included in the Patient Protection and Affordable Care Act (H.R. 3590) and the follow-up Health Care and Education Reconciliation Act of 2010 (H.R. 4872) signed into law on March 23, 2010 and March 30, 2010, respectively (the “Acts”).  In accordance with these Acts, beginning in 2013 the Company would no longer be able to claim a tax deduction for drug expenses reimbursed under the Medicare Part D retiree drug subsidy program.  Although this tax change was not effective until 2013, the Company was required to recognize the financial impact of the change beginning in the period in which the Acts were signed.  As a result of the Acts, the Company recognized a decrease in its deferred tax asset of $794,000 during 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $11,765,000 in 2011, $30,322,000 in 2010 and $34,116,000 in 2009.  The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.

The Company is a holding company whose principal asset is its investment in its insurance subsidiaries.  As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase programs.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  See note 6 of Notes to Consolidated Financial Statements for additional information regarding dividend restrictions.  The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2012 without prior regulatory approval is approximately $32,522,000.  The Company received $10,000,000, $17,000,000 and $12,500,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $9,941,000, $9,512,000 and $9,507,000 in 2011, 2010 and 2009, respectively.

The Company’s insurance and reinsurance company subsidiaries must maintain adequate liquidity to ensure that their cash obligations are met; however, because of their participation in the pooling agreement and the quota share agreement, they do not have the daily liquidity concerns normally associated with an insurance or reinsurance company.  This is because under the terms of the pooling and quota share agreements, Employers Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the Company’s reinsurance subsidiary, and then settles inter-company balances generated by these transactions with the participating companies on a monthly (pool participants) or quarterly (reinsurance subsidiary) basis.  Prior to the second quarter of 2011, all inter-company balances were settled on a quarterly basis.

At the insurance company subsidiary level, the primary sources of cash are premium income, investment income and maturing investments.  The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt, and investment purchases.  Cash outflows vary because of uncertainties regarding settlement dates for unpaid losses and the potential for large losses, either individually or in the aggregate.  Accordingly, the insurance company subsidiaries maintain investment and reinsurance programs intended to provide adequate funds to pay claims without forced sales of investments.  In addition, the insurance company subsidiaries have access to a line of credit maintained by Employers Mutual with the Federal Home Loan Bank to provide additional liquidity if needed.  Beginning in 2012, the insurance company subsidiaries will also have the ability to borrow funds on a short-term basis (180 days) from Employers Mutual and its subsidiaries and affiliate under a newly implemented Inter-Company Loan agreement.

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

The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At December 31, 2011 and 2010, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $37,872,000 and $20,770,000, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

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

The Company held $15,000 and $30,000 in minority ownership interests in limited partnerships and limited liability companies at December 31, 2011 and 2010, respectively.  The Company does not hold any other unregistered securities.

The Company’s cash balance was $255,000 and $492,000 at December 31, 2011 and 2010, respectively.

Employers Mutual contributed $17,400,000, $26,000,000 and $17,000,000 to its qualified pension plan in 2011, 2010 and 2009, respectively, and plans to contribute approximately $22,000,000 to the qualified pension plan in 2012.  The Company reimbursed Employers Mutual $5,348,000, $7,973,000 and $5,204,000 for its share of the pension contributions in 2011, 2010 and 2009, respectively.  Employers Mutual contributed $8,000,000, $2,480,000 and $2,550,000 to its postretirement benefit plans in 2011, 2010 and 2009, respectively, and expects to contribute approximately $5,500,000 to the postretirement benefit plans in 2012.  The Company reimbursed Employers Mutual $2,244,000, $697,000 and $724,000 for its share of the postretirement benefit plan contributions in 2011, 2010 and 2009, respectively.

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance and reinsurance company subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  All of the Company’s property and casualty insurance subsidiaries were well under this guideline at December 31, 2011.

The Company’s insurance subsidiaries are required to maintain a certain minimum level of surplus on a statutory basis, and are subject to regulations under which the payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities.  The Company’s insurance subsidiaries are also subject to annual Risk Based Capital (RBC) requirements that may further impact their ability to pay dividends.  RBC requirements attempt to measure minimum statutory capital needs based upon the risks in a company’s mix of products and investment portfolio.  At December 31, 2011, the Company’s insurance subsidiaries had total adjusted statutory capital well in excess of the minimum risk-based capital requirement.

The Company’s total cash and invested assets at December 31, 2011 and 2010 are summarized as follows:

	December 31, 2011
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturity securities available-for-sale	$899,940	$958,204	86.1%	$958,204
Equity securities available-for-sale	90,866	111,300	10.0	111,300
Cash	255	255	-	255
Short-term investments	42,629	42,629	3.9	42,629
Other long-term investments	14	14	-	14
	$1,033,704	$1,112,402	100.0%	$1,112,402

	December 31, 2010
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturity securities held-to-maturity	$341	$390	-%	$341
Fixed maturity securities available-for-sale	909,583	941,537	87.2	941,537
Equity securities available-for-sale	75,721	101,139	9.4	101,139
Cash	492	492	-	492
Short-term investments	36,616	36,616	3.4	36,616
Other long-term investments	30	30	-	30
	$1,022,783	$1,080,204	100.0%	$1,080,155

The amortized cost and estimated fair value of fixed maturity and equity securities at December 31, 2011 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
($ in thousands)	cost	gains	losses	fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,682	$329	$-	$5,011
US government-sponsored agencies	149,017	3,163	-	152,180
Obligations of states and political subdivisions	373,597	27,531	-	401,128
Commercial mortgage-backed	89,452	9,695	41	99,106
Residential mortgage-backed	20,741	1,191	30	21,902
Other asset-backed	10,440	1,502	-	11,942
Corporate	252,011	16,439	1,515	266,935
Total fixed maturity securities	899,940	59,850	1,586	958,204

Equity securities:
Common stocks:
Financial services	8,479	1,056	16	9,519
Information technology	12,758	5,165	105	17,818
Healthcare	13,151	3,090	4	16,237
Consumer staples	9,572	897	8	10,461
Consumer discretionary	9,054	4,675	19	13,710
Energy	15,932	4,030	15	19,947
Industrials	4,984	803	44	5,743
Other	11,775	1,165	24	12,916
Non-redeemable preferred stocks	5,161	232	444	4,949
Total equity securities	90,866	21,113	679	111,300
Total securities available-for-sale	$990,806	$80,963	$2,265	$1,069,504

The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual at an interest rate of 3.60 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2013.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $900,000 in each of the years 2011, 2010 and 2009.  At December 31, 2011, the Company’s property and casualty insurance subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2011.

As of December 31, 2011, the Company had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

Employers Mutual collects from agents, policyholders and reinsureds all premiums associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the reinsurance subsidiary.  Employers Mutual settles with the pool participants (monthly) and the reinsurance subsidiary (quarterly) the premiums written from these insurance policies and reinsurance contracts, providing full credit for the premiums written during the period (not just the collected portion).  Due to this arrangement, and since a significant portion of these premium balances are collected over the course of the coverage period, Employers Mutual carries a substantial receivable balance for insurance and reinsurance premiums in process of collection.  Any of these receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is charged to the reinsurance subsidiary or allocated to the pool members on the basis of pool participation.  As a result, the Company has an off-balance sheet arrangement with an unconsolidated entity that results in a credit-risk exposure (Employers Mutual’s insurance and reinsurance premium receivable balances) that is not reflected in the Company’s financial statements.  The average annual expense for such charge-offs allocated to the Company over the past ten years is $319,000.  Based on this historical data, this credit-risk exposure is not considered to be material to the Company’s results of operations or financial position, and accordingly, no loss contingency liability has been recorded.

Investment Impairments and Considerations

The Company recorded “other-than-temporary” investment impairment losses totaling $5,960,000 on 36 equity securities and four residential mortgage-backed securities (all resulting from an intent to sell) during 2011, compared to $2,384,000 on 23 equity securities and two residential mortgage-backed securities during 2010.  The impairment losses recognized on equity securities were triggered because management determined that those securities would likely be sold prior to recovering to their cost basis.

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

The Company has no direct exposure to European sovereign debt, but does have indirect exposure to European sovereign debt through its holdings of dollar-denominated fixed maturity securities issued by European-based entities.  This includes (at par value) $8,000,000 from Great Britain, $15,500,000 from Switzerland, and $4,750,000 from Germany.

At December 31, 2011, the Company had unrealized losses on available-for-sale securities as presented in the table below.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities.  Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at December 31, 2011.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $1,472,000, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of December 31, 2011.

	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	value	losses	value	losses	value	losses
Fixed maturity securities:
Commercial mortgage-backed	$8,866	$31	$2,988	$10	$11,854	$41
Residential mortgage-backed	-	-	472	30	472	30
Corporate	40,790	1,332	817	183	41,607	1,515
Subtotal, fixed maturity securities	49,656	1,363	4,277	223	53,933	1,586

Equity securities:
Common stocks:
Financial services	854	16	-	-	854	16
Information technology	3,075	101	49	4	3,124	105
Healthcare	1,912	4	-	-	1,912	4
Consumer staples	1,259	8	-	-	1,259	8
Consumer discretionary	191	19	-	-	191	19
Energy	712	15			712	15
Industrials	1,487	44	-	-	1,487	44
Other	1,054	24	-	-	1,054	24
Non-redeemable preferred stocks	-	-	1,556	444	1,556	444
Subtotal, equity securities	10,544	231	1,605	448	12,149	679
Total temporarily impaired securities	$60,200	$1,594	$5,882	$671	$66,082	$2,265

Following is a schedule of the maturity dates of the fixed maturity securities presented in the above table.

			Gross
	Book	Fair	unrealized
($ in thousands)	value	value	loss
Due in one year or less	$-	$-	$-
Due after one year through five years	12,677	12,250	427
Due after five years through ten years	23,836	23,082	754
Due after ten years	6,609	6,275	334
Mortgage-backed securities	12,397	12,326	71
	$55,519	$53,933	$1,586

The Company does not purchase non-investment grade securities.  Any non-investment grade securities held are the result of rating downgrades that occurred subsequent to their purchase.  At December 31, 2011, non-investment grade fixed maturity securities held by the Company included one industrial and ten residential mortgage-backed securities.  Of these securities, just one residential mortgage-backed security was in an unrealized loss position, with an unrealized loss of $30,000.

Following is a schedule of gross realized losses recognized in 2011 from the sale of securities and from “other-than-temporary” investment impairments.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.  This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc.  The losses recognized from the sale of fixed maturity securities are from the sale of all of the Company’s holdings in Chicago Board of Education securities, and the sale of five residential mortgage-backed securities (four of which had been previously “other-than-temporarily” impaired).

	Realized losses from sales			"Other-than-	Total
			Gross	temporary"	gross
	Book	Sales	realized	impairment	realized
($ in thousands)	value	price	losses	losses	losses
Fixed maturity securities:
Three months or less	$6,574	$6,348	$226	$-	$226
Over three months to six months	-	-	-	-	-
Over six months to nine months	4,141	3,795	346	-	346
Over nine months to twelve months	-	-	-	-	-
Over twelve months	-	-	-	222	222
	$10,715	$10,143	$572	$222	$794

Equity securities:
Three months or less	$25,885	$23,328	$2,557	$2,981	$5,538
Over three months to six months	4,907	4,074	833	1,197	2,030
Over six months to nine months	824	702	122	1,192	1,314
Over nine months to twelve months	-	-	-	209	209
Over twelve months	4,008	3,468	540	159	699
	$35,624	$31,572	$4,052	$5,738	$9,790

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

The following table reflects the Company’s contractual obligations as of December 31, 2011.  Included in the table are the estimated payments that the Company expects to make in the settlement of its loss and settlement expense reserves and with respect to its long-term debt.  One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All of these lease costs are included as expenses under the pooling agreement.  Included in the following table is the Company’s current 30.0 percent aggregate participation percentage of all operating lease obligations of the parties to the pooling agreement.

	Payments due by period
		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
Contractual obligations	($ in thousands)
Loss and settlement expense reserves (1)	$593,300	$235,431	$218,134	$84,378	$55,357
Long-term debt (2)	25,000	-	-	-	25,000
Interest expense on long-term debt (3)	9,000	900	1,800	1,800	4,500
Real estate operating leases	8,096	1,312	2,384	2,029	2,371
Total	$635,396	$237,643	$222,318	$88,207	$87,228

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

(3)
Interest expense on long-term debt reflects the interest expense on the surplus notes issued by the Company’s property and casualty insurance subsidiaries to Employers Mutual.  The interest rate on the surplus notes is subject to change every five years, with the next review scheduled for 2013.  Interest payments on the surplus notes are subject to prior approval of the regulatory authorities of the issuing company’s state of domicile.  The balance shown under the heading “More than 5 years” represents estimated interest expense for years six through ten.  Since the surplus notes have no maturity date and the interest rate is subject to change every five years, interest expense could be greater than the amounts shown.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $1,039,000 and $1,269,000 have been accrued as of December 31, 2011 and 2010, respectively.  Premium tax offsets of $666,000 and $758,000, which are related to prior guarantee fund payments and current assessments, have been accrued as of December 31, 2011 and 2010, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  Estimated second-injury fund assessments of $1,873,000 and $1,613,000 have been accrued as of December 31, 2011 and 2010, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $162,000 at December 31, 2011.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $239,000 at December 31, 2011 should the issuers of those annuities fail to perform.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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

			Estimated	Hypothetical
			fair value	percentage
	Estimated fair	Hypothetical	after	increase
	value at	change in	hypothetical	(decrease) in
	December 31,	interest rate	change in	Stockholders'
($ in thousands)	2011	(bp=basis points)	interest rate	Equity

Fixed maturity securities:
U.S. treasury	$5,011	200 bp decrease	$5,426	0.08%
		100 bp decrease	5,214	0.04
		100 bp increase	4,818	(0.03)
		200 bp increase	4,632	(0.07)

U.S. government-sponsored agencies	$152,180	200 bp decrease	$156,054	0.70%
		100 bp decrease	154,182	0.36
		100 bp increase	147,496	(0.85)
		200 bp increase	139,100	(2.37)

Obligations of states and political subdivisions	$401,128	200 bp decrease	$446,407	8.20%
		100 bp decrease	425,016	4.33
		100 bp increase	372,430	(5.20)
		200 bp increase	342,693	(10.59)

Commercial mortgage-backed	$99,106	200 bp decrease	$104,843	1.04%
		100 bp decrease	101,910	0.51
		100 bp increase	96,428	(0.49)
		200 bp increase	93,865	(0.95)

Residential mortgage-backed	$21,902	200 bp decrease	$22,998	0.20%
		100 bp decrease	22,580	0.12
		100 bp increase	20,984	(0.17)
		200 bp increase	19,949	(0.35)

Other asset-backed	$11,942	200 bp decrease	$13,285	0.24%
		100 bp decrease	12,587	0.12
		100 bp increase	11,345	(0.11)
		200 bp increase	10,790	(0.21)

Corporate	$266,935	200 bp decrease	$293,621	4.83%
		100 bp decrease	279,928	2.35
		100 bp increase	254,157	(2.32)
		200 bp increase	242,044	(4.51)

Total fixed maturity securities	$958,204	200 bp decrease	$1,042,634	15.29%
		100 bp decrease	1,001,417	7.83
		100 bp increase	907,658	(9.17)
		200 bp increase	853,073	(19.05)

The Company monitors interest rate risk through an analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter term instruments given the results of interest rate simulations and judgments of cash flow needs.  The effective duration of the Company’s fixed maturity portfolio at December 31, 2011 was 4.65 years.

The valuation of the Company’s marketable equity portfolio is subject to equity price risk.  In general, equities have more year-to-year price variability than bonds.  However, returns from equity securities have been consistently higher over longer time frames.  The Company invests in a diversified portfolio of readily marketable equity securities.  A hypothetical 10 percent decrease in the S&P 500 index as of December 31, 2011 would result in a corresponding pre-tax decrease in the fair value of the Company’s equity portfolio of approximately $10,635,000.

Fixed maturity securities held by the Company generally have an investment quality rating of “A” or better by independent rating agencies.  The following table shows the composition of the Company’s fixed maturity securities, by rating, as of December 31, 2011.

	Securities
	available-for-sale
	(at fair value)
($ in thousands)	Amount	Percent
Rating:
AAA	$312,875	32.6%
AA	384,869	40.2
A	227,743	23.8
BAA	25,564	2.7
BA	2,483	0.2
B	3,568	0.4
CAA	472	-
CA	630	0.1
Total fixed maturities	$958,204	100.0%

Ratings for preferred stocks and fixed maturity securities are assigned by nationally recognized statistical rating organizations (referred to generically as NRSROs, which includes such organizations as Moody’s Investor’s Services, Inc., Standard and Poor, etc.).  The NRSROs’ rating processes seek to evaluate the quality of a security by examining the factors that affect returns to investors.  NRSROs’ ratings are based on quantitative and qualitative factors, as well as the economic, social and political environment in which the issuing entity operates.  For further discussion of credit risk and related topics (i.e., “other-than-temporary” impairment losses, residential mortgage-backed securities, unrealized losses in the investment portfolios, and non-investment grade securities held by the Company) see the section entitled "Investment Impairments and Considerations” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Municipal fixed maturity securities, including taxable, tax-exempt and pre-refunded securities, totaled $401,128,000 as of December 31, 2011.  Municipal securities are well diversified between general obligation and revenue bonds, as well as geographically.  The Company’s credit analysis of municipal securities is predominantly based on the underlying credit quality of the obligor.  Therefore, although a portion of the Company’s municipal securities are guaranteed by financial guaranty insurers, reliance is placed on the underlying obligor to pay all contractual cash flows.  The ratings of insured municipal securities generally reflect the rating of the underlying primary obligor.  The average quality of the municipal fixed maturity securities portfolio is Aa2/AA with over 99 percent of securities rated A3/A- or higher.  Approximately $68,948,000 of the Company’s municipal securities have been pre-refunded, which means that funds have been set aside in escrow to satisfy the future interest and principal obligations of the securities.

Prepayment risk refers to changes in prepayment patterns that can shorten or lengthen the expected timing of principal repayments and thus the average life and the effective yield of a security.  Such risk exists primarily within the portfolio of mortgage-backed securities.  Prepayment risk is monitored regularly through the analysis of interest rate simulations.  At December 31, 2011, the effective duration of the mortgage-backed securities is 3.1 years with an average life of 3.6 years and a yield to worst of 3.6 percent.  At December 31, 2010, the effective duration of the mortgage-backed securities was 3.3 years, with an average life of 3.8 years and a yield to worst of 4.1 percent.

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

NEW ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB updated its guidance related to the Intangibles-Goodwill and Other Topic 350 of the FASB Accounting Standards CodificationTM (Codification or ASC).  The objective of this updated guidance is to simplify the process of testing goodwill for impairment.  The guidance allows an initial qualitative assessment to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying amount.  If an entity concludes that it is more likely than not that the fair value is greater than its carrying amount, then performing the two-step goodwill impairment test is unnecessary.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company adopted this guidance during the fourth quarter of 2011.  Adoption of this guidance had no impact on the consolidated financial position or operating results of the Company.

In June 2011, the FASB updated its guidance related to the Comprehensive Income Topic 220 of the ASC.  The objective of this updated guidance is to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The guidance requires total comprehensive income (including both the net income components and other comprehensive income components) be reported in either a single continuous statement of comprehensive income, or two separate but consecutive statements (the approach currently used in the Company’s consolidated financial statements).  This guidance is to be applied retrospectively to fiscal years (and interim periods within those years) beginning after December 15, 2011.  Early adoption is permitted.  The Company adopted this guidance during the fourth quarter of 2011.  Adoption of this guidance had no impact on the consolidated financial position or operating results of the Company.

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

In October 2010, the FASB updated its guidance related to Insurance Topic 944 of the ASC to clarify which costs associated with the acquisition of insurance contracts should be capitalized and deferred for recognition during the coverage period.  This guidance specifies that only incremental costs or costs directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost.  Currently, industry practice is such that deferred costs typically also include costs related to unsuccessful acquisitions of insurance contracts.  This guidance is effective for annual reporting periods (and interim reporting periods of those annual reporting periods) beginning on or after December 15, 2011, and may be adopted prospectively or retrospectively.  Adoption of this guidance will have an impact on the consolidated financial position and operating results of the Company since certain costs associated with contract acquisition that are currently deferred do not meet the criteria for deferral under this new guidance.  The Company will adopt this guidance retrospectively on January 1, 2012, which will result in a decline in consolidated stockholders’ equity of approximately $6,400,000, net of tax, at December 31, 2011.

ITEM7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management believes that, as of December 31, 2011, the Company maintained effective internal control over financial reporting.

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

The Board of Directors and Stockholders
EMC Insurance Group Inc.

We have audited EMC Insurance Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The management of EMC Insurance Group Inc. and Subsidiaries’ (the Company) is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, EMC Insurance Group Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of EMC Insurance Group Inc. and Subsidiaries and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 14, 2012

Report of Independent Registered Public Accounting Firm
On Consolidated Financial Statements

The Board of Directors and Stockholders
EMC Insurance Group Inc.

We have audited the accompanying consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMC Insurance Group Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for other-than-temporary impairments effective April 1, 2009.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), EMC Insurance Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 14, 2012

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Investments:
Fixed maturities:
Securities held-to-maturity, at amortized cost (fair value $0 and $389,679)	$-	$340,803
Securities available-for-sale, at fair value (amortized cost $899,939,616 and $909,582,782)	958,203,576	941,537,026
Equity securities available-for-sale, at fair value (cost $90,866,131 and $75,721,039)	111,300,053	101,138,982
Other long-term investments, at cost	14,527	29,827
Short-term investments, at cost	42,628,926	36,616,111
Total investments	1,112,147,082	1,079,662,749

Cash	255,042	491,994
Reinsurance receivables due from affiliate	39,517,108	30,256,586
Prepaid reinsurance premiums due from affiliate	9,378,026	9,530,426
Deferred policy acquisition costs (all affiliated)	40,738,565	37,584,448
Prepaid pension benefits due from affiliate	-	5,125,701
Accrued investment income	10,256,499	10,925,854
Accounts receivable	1,644,782	1,716,150
Income taxes recoverable	9,670,459	2,350,864
Deferred income taxes	3,249,821	6,690,218
Goodwill	941,586	941,586
Other assets (affiliated $2,584,111 and $2,433,445)	2,659,942	2,517,922
Total assets	$1,230,458,912	$1,187,794,498

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
LIABILITIES
Losses and settlement expenses (affiliated $588,846,586 and $553,125,183)	$593,300,247	$556,140,956
Unearned premiums (all affiliated)	180,689,377	167,896,119
Other policyholders' funds (all affiliated)	5,061,160	8,315,751
Surplus notes payable to affiliate	25,000,000	25,000,000
Amounts due affiliate to settle inter-company transaction balances	21,033,627	18,380,813
Pension and postretirement benefits payable to affiliate	29,671,835	20,418,716
Other liabilities (affiliated $16,744,447 and $22,861,092)	16,934,321	23,001,141
Total liabilities	871,690,567	819,153,496

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 12,875,591 shares in 2011 and 12,927,678 shares in 2010	12,875,591	12,927,678
Additional paid-in capital	88,310,632	88,937,294
Accumulated other comprehensive income (loss):
Net unrealized losses on fixed maturity securities with "other-than-temporary" impairments	-	(69,852)
Other net unrealized gains	51,153,622	37,361,774
Unrecognized pension and postretirement benefit obligations (all affiliated)	(23,813,112)	(12,796,435)
Total accumulated other comprehensive income	27,340,510	24,495,487
Retained earnings	230,241,612	242,280,543
Total stockholders' equity	358,768,345	368,641,002
Total liabilities and stockholders' equity	$1,230,458,912	$1,187,794,498

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2011	2010	2009
REVENUES
Premiums earned (affiliated $410,955,792, $384,335,196 and $380,315,958)	$416,402,313	$389,122,150	$384,010,901
Investment income, net	46,110,925	49,489,215	47,759,306
Net realized investment gains, excluding impairment losses on available-for-sale securities	15,263,426	6,253,079	28,030,648
Total "other-than-temporary" impairment losses on available-for-sale securities	(5,874,116)	(2,263,737)	(10,269,680)
Portion of impairment losses on fixed maturity available-for-sale securities recognized in other comprehensive income (before taxes)	(86,017)	(120,539)	161,303
Net impairment losses on available-for-sale securities	(5,960,133)	(2,384,276)	(10,108,377)
Net realized investment gains	9,303,293	3,868,803	17,922,271
Other income (all affiliated)	828,110	783,346	755,178
	472,644,641	443,263,514	450,447,656
LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $338,658,534, $252,186,372 and $246,218,424)	342,974,437	254,640,519	248,749,459
Dividends to policyholders (all affiliated)	5,255,568	8,013,843	9,090,655
Amortization of deferred policy acquisition costs (affiliated $96,135,627, $90,795,728 and $87,087,782)	97,552,830	92,098,219	87,992,749
Other underwriting expenses (affiliated $33,322,763,$43,516,199 and $39,016,979)	33,296,568	43,424,439	39,016,979
Interest expense (all affiliated)	900,000	900,000	900,000
Other expense (affiliated $2,830,745, $1,822,758 and $2,200,795)	2,672,654	1,741,270	2,172,997
	482,652,057	400,818,290	387,922,839
Income (loss) before income tax expense (benefit)	(10,007,416)	42,445,224	62,524,817

INCOME TAX EXPENSE (BENEFIT)
Current	(9,818,259)	7,291,068	15,716,019
Deferred	1,908,457	3,807,833	1,438,184
	(7,909,802)	11,098,901	17,154,203
Net income (loss)	$(2,097,614)	$31,346,323	$45,370,614

Net income (loss) per common share -basic and diluted	$(0.16)	$2.40	$3.44

Average number of common shares outstanding -basic and diluted	12,912,718	13,038,263	13,207,105

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2011	2010	2009

Net income (loss)	$(2,097,614)	$31,346,323	$45,370,614

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains on investment securities, net of deferred income tax expense of $10,712,640, $6,036,247and $19,726,915	19,894,900	11,210,173	36,635,698

Reclassification adjustment for realized investment gains included in net income (loss), net of income tax (expense) of ($3,286,258), ($1,396,270) and ($5,976,170)	(6,103,052)	(2,593,072)	(11,098,601)

Change in unrealized holding gains (losses) on fixed maturity securities with "other-than-temporary" impairment, net of deferred income tax expense (benefit) of $7,507, ($23,345) and $586,669	13,941	(43,356)	1,089,528

Reclassification adjustment for realized investment (gains) losses from fixed maturity securities with "other-than-temporary" impairment included in net income (loss), net of income tax (expense) benefit of $30,106, $42,188 and ($296,625)	55,911	78,351	(550,875)

Change in funded status of affiliate's pension and postretirement benefit plans, net of deferred income tax expense (benefit) of ($5,932,055), ($112,514) and $296,262:
Net actuarial gain (loss)	(10,734,397)	65,206	839,077
Prior service credit	(282,280)	(274,157)	(288,873)
	(11,016,677)	(208,951)	550,204

Other comprehensive income	2,845,023	8,443,145	26,625,954

Total comprehensive income	$747,409	$39,789,468	$71,996,568

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year ended December 31,
	2011	2010	2009
COMMON STOCK
Beginning of year	$12,927,678	$13,114,481	$13,267,668
Issuance of common stock through affiliate's stock option plans	46,113	57,597	17,383
Repurchase of common stock	(98,200)	(244,400)	(170,570)
End of year	12,875,591	12,927,678	13,114,481

ADDITIONAL PAID-IN CAPITAL
Beginning of year	88,937,294	92,804,282	95,639,349
Issuance of common stock through affiliate's stock option plans	928,380	1,048,008	301,489
Increase resulting from stock-based compensation expense associated with affiliate's stock option plans allocated to the Company	196,654	137,141	282,528
Repurchase of common stock	(1,751,696)	(5,052,137)	(3,419,084)
End of year	88,310,632	88,937,294	92,804,282

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of year	24,495,487	16,052,342	(9,930,112)
Cumulative effect adjustment resulting from adoption of ASC Topic 310 impairment loss provision, net of deferred income taxes	-	-	(643,500)
Change in unrealized gains on investment securities, net of deferred income taxes	13,791,848	8,617,101	25,537,097
Change in unrealized gains on fixed maturity securities with "other-than-temporary" impairment, net of deferred income taxes	69,852	34,995	538,653
Change in funded status of affiliate's pension and postretirement benefit plans, net of deferred income taxes	(11,016,677)	(208,951)	550,204
End of year	27,340,510	24,495,487	16,052,342

RETAINED EARNINGS
Beginning of year	242,280,543	220,446,580	183,939,453
Net income (loss)	(2,097,614)	31,346,323	45,370,614
Dividends paid to public stockholders ($.77, $.73, $.72 per share in 2011, 2010 and 2009)	(3,898,471)	(3,783,428)	(3,856,533)
Dividends paid to affiliate ($.77, $.73, $.72 per share in 2011, 2010 and 2009)	(6,042,846)	(5,728,932)	(5,650,454)
Cumulative effect adjustment resulting from adoption of ASC Topic 310 impairment loss provision, net of deferred income taxes	-	-	643,500
End of year	230,241,612	242,280,543	220,446,580

Total stockholders' equity	$358,768,345	$368,641,002	$342,417,685

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,097,614)	$31,346,323	$45,370,614

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Losses and settlement expenses (affiliated $35,721,403, ($662,587) and ($19,244,083))	37,159,291	(10,621)	(16,880,276)
Unearned premiums (all affiliated)	12,793,258	8,410,023	5,039,891
Other policyholders' funds (all affiliated)	(3,254,591)	397,086	1,499,795
Amounts due affiliate to settle inter-company transaction balances	2,652,814	4,892,089	(7,178,472)
Pension and postretirement benefits payable to affiliate	(2,569,912)	(3,205,170)	(307,821)
Reinsurance receivables due from affiliate	(9,260,522)	287,972	5,810,489
Prepaid reinsurance premiums due from affiliate	152,400	(4,418,040)	(955,331)
Commission payable (affiliated ($5,326,118), $4,923,984 and ($179,246))	(5,231,377)	4,927,212	(179,246)
Interest payable to affiliate	-	-	10,625
Deferred policy acquisition costs (all affiliated)	(3,154,117)	(933,820)	(2,021,199)
Stock-based compensation payable to affiliate	190,032	136,599	282,528
Accrued investment income	669,355	156,278	1,025,997
Accrued income tax:
Current	(7,312,973)	(7,839,082)	17,348,299
Deferred	1,908,457	3,807,833	1,438,184
Realized investment gains	(9,303,293)	(3,868,803)	(17,922,271)
Accounts receivable	71,368	(104,410)	(1,588,699)
Amortization of premium/discount on fixed maturity securities	(663,000)	(871,394)	(759,488)
Other, net (affiliated ($945,107), ($2,773,887) and $4,082,250)	(984,085)	(2,788,540)	4,082,250
	13,863,105	(1,024,788)	(11,254,745)
Net cash provided by operating activities	$11,765,491	$30,321,535	$34,115,869

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year ended December 31,
	2011	2010	2009
CASH FLOWS FROM INVESTING ACTIVITIES
Disposals of fixed maturity securities held-to-maturity	$388,012	$69,672	$125,104
Purchases of fixed maturity securities available-for-sale	(210,127,051)	(211,632,995)	(394,329,176)
Disposals of fixed maturity securities available-for-sale	220,875,360	176,138,289	353,055,272
Purchases of equity securities available-for-sale	(104,379,504)	(35,975,193)	(58,392,638)
Disposals of equity securities available-for-sale	98,048,353	36,203,661	79,296,458
Disposals of other long-term investments	15,300	17,256	19,891
Net (purchases) disposals of short-term investments	(6,012,815)	18,773,985	(1,017,015)
Net cash used in investing activities	(1,192,345)	(16,405,325)	(21,242,104)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate's stock option plans	974,493	1,105,605	318,872
Excess tax benefit associated with affiliate's stock option plans	6,622	542	-
Repurchase of common stock	(1,849,896)	(5,296,537)	(3,589,654)
Dividends paid to stockholders (affiliated ($6,042,846), ($5,728,932) and ($5,650,454))	(9,941,317)	(9,512,360)	(9,506,987)
Net cash used in financing activities	(10,810,098)	(13,702,750)	(12,777,769)

NET INCREASE (DECREASE) IN CASH	(236,952)	213,460	95,996
Cash at the beginning of the year	491,994	278,534	182,538

Cash at the end of the year	$255,042	$491,994	$278,534

Income taxes paid (recovered)	$(1,759,507)	$15,130,150	$(1,632,280)
Interest paid to affiliate	$900,000	$900,000	$889,375

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

EMC Insurance Group Inc., a 61 percent owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance.  The Company conducts its property and casualty insurance operations through the following subsidiaries: EMCASCO Insurance Company, Illinois EMCASCO Insurance Company and Dakota Fire Insurance Company, and its reinsurance operations through its subsidiary, EMC Reinsurance Company.  The Company also has an excess and surplus lines insurance agency subsidiary, EMC Underwriters, LLC.  The term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.

The Company writes property and casualty insurance in both commercial and personal lines of insurance, with a focus on medium-sized commercial accounts.  Approximately 38 percent of the premiums written are in Iowa and contiguous states.  The Company’s reinsurance business is primarily written through a quota share reinsurance agreement with Employers Mutual.  A small portion of the assumed reinsurance business is written on a direct basis, outside the quota share reinsurance agreement.

Principles of Consolidation and Basis of Presentation

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

Certain commercial lines of business written by the property and casualty insurance subsidiaries, including workers’ compensation, are eligible for policyholder dividends in accordance with provisions of the underlying insurance policies.  Net premiums written subject to policyholder dividends represented approximately 28 percent of the property and casualty insurance subsidiaries’ total net commercial premiums written in 2011.  Policyholder dividends are accrued over the terms of the underlying policy periods.

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

Ceded reinsurance amounts with nonaffiliated reinsurers relating to reinsurance receivables for paid and unpaid losses and settlement expenses and prepaid reinsurance premiums are reported on the balance sheet on a gross basis.  Amounts ceded to Employers Mutual relating to the affiliated reinsurance pooling and excess of loss reinsurance agreements (see note 2) have not been grossed up because the contracts provide that receivables and payables may be offset upon settlement.

Based on current information, the liabilities for losses and settlement expenses are considered to be adequate.  Since the provisions are necessarily based on estimates, the ultimate liability may be more or less than such provisions.

Investments

Securities classified as held-to-maturity are carried at amortized cost, and any unrealized holding gains and losses are not reflected in the financial statements.  Currently, all securities are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, net of deferred income taxes.  Other long-term investments represent minor ownership interests in limited partnerships and limited liability companies and are carried at cost.  Short-term investments represent money market funds, U.S. Treasury bills and commercial paper that are carried at cost, which approximates fair value.

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

Premiums and discounts on fixed maturity securities are amortized over the life of the security as an adjustment to yield using the effective interest method.  Amortization of premiums and discounts on mortgage-backed securities incorporates prepayment assumptions to estimate expected lives.  Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  Included in investments at December 31, 2011 and 2010 are securities on deposit with various regulatory authorities as required by law amounting to $11,910,882 and $11,924,832, respectively.

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

In April 2009, the Financial Accounting Standards Board (FASB) updated its guidance related to the Investments - Debt and Equity Securities Topic 310 of the FASB Accounting Standards CodificationTM (Codification or ASC).  This pronouncement established guidance for evaluating “other-than-temporary” impairments for fixed maturity securities, and required changes to the financial statement presentation and disclosure of fixed maturity and equity security “other-than-temporary” impairments.  Included is a requirement that the evaluation of an impaired fixed maturity security include an assessment of whether the entity has the intent to sell the security and whether it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis.  In addition, if the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered “other-than-temporarily” impaired.  The portion of the impairment related to a credit loss is recognized through earnings and the portion of the impairment related to other factors is recognized through “other comprehensive income”.  This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009.  A cumulative effect adjustment from retained earnings to “accumulated other comprehensive income” was required for the non-credit component of previous “other-than-temporary” impairment losses recognized on fixed maturity securities still owned as of the date of adoption.  Adoption resulted in a cumulative effect adjustment to increase retained earnings and decrease “accumulated other comprehensive income” by $643,500, net of tax.

When an equity security is deemed to be “other-than-temporarily” impaired, the carrying value is reduced to fair value and a realized loss is recognized and charged to income.

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

Stock-Based Compensation

The Company has no stock-based compensation plans of its own; however, Employers Mutual has several stock plans that utilize the common stock of the Company.  The Company receives the current fair value for all shares issued under these plans.  Employers Mutual also has a stock appreciation rights (SAR) agreement in effect with a former executive officer of the Company.  The SAR agreement is based upon the market price of the Company’s common stock and is considered to be a liability-classified award because it will be settled in cash.  A portion of the compensation expense recognized by Employers Mutual, as the requisite service period for granted options and SARs is rendered, is allocated to the Company’s property and casualty insurance subsidiaries though their participation in the pooling agreement (see note 2).  Because a portion of Employers Mutual’s stock compensation expense is reflected in the Company’s financial statements and issuances of the Company’s stock under Employers Mutual’s stock option plans have an impact on the Company’s capital accounts, the disclosures required by the Compensation – Stock Compensation Topic 718 of the ASC are included in the Company’s consolidated financial statements.

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

Employers Mutual collects from agents, policyholders and reinsureds all premiums associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the reinsurance subsidiary.  Employers Mutual settles with the pool participants (monthly) and the reinsurance subsidiary (quarterly) the premiums written from these insurance policies and reinsurance contracts, providing full credit for the premiums written during the period (not just the collected portion).  Due to this arrangement, and since a significant portion of these premium balances are collected over the course of the coverage period, Employers Mutual carries a substantial receivable balance for insurance and reinsurance premiums in process of collection.  Any of these receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is allocated to the pool members on the basis of pool participation or charged to the reinsurance subsidiary.  As a result, the Company has an off-balance-sheet arrangement with an unconsolidated entity that results in a credit-risk exposure (Employers Mutual’s insurance and reinsurance premium receivable balances) that is not reflected in the Company’s financial statements.  The average annual expense for such charge-offs allocated to the Company over the past ten years is $318,973.  Based on this historical data, this credit-risk exposure is not considered to be material to the Company’s results of operations or financial position, and accordingly, no loss contingency liability has been recorded.

Foreign Currency Transactions

Included in the underlying reinsurance business assumed by the reinsurance subsidiary are reinsurance transactions conducted with foreign cedants denominated in their local functional currencies.  In accordance with the terms of the quota share agreement (see note 2), the reinsurance subsidiary assumes all foreign currency exchange gains/losses associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement.  The assets and liabilities resulting from these foreign reinsurance transactions are reported in U.S. dollars based on the foreign currency exchange rates that existed at the balance sheet dates.  The foreign currency exchange rate gains/losses reported in the consolidated statements of income that resulted from these foreign reinsurance transactions are reported in U.S. dollars re-measured from the foreign currency exchange rates that existed at the inception of each reinsurance contract.  The foreign currency exchange rate gains/losses resulting from these re-measurements to U.S. dollars are reported as a component of other expense in the consolidated statements of income.

Net Income (Loss) Per Share - Basic and Diluted

The Company’s basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period.  As previously noted, the Company receives the current fair value for all shares issued under Employers Mutual’s stock plans.  As a result, the Company had no potential common shares outstanding during 2011, 2010 and 2009 that would have been dilutive to the calculation of net income (loss) per share.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries.  Goodwill is not amortized, but is subject to impairment if the carrying value of the goodwill exceeds the estimated fair value of net assets.  If the carrying amount of the subsidiary (including goodwill) exceeds the computed fair value, an impairment loss is recognized through the income statement equal to the excess amount, but not greater than the balance of the goodwill.  Goodwill was not deemed to be impaired in 2011, 2010 or 2009.

New Accounting Pronouncements

In September 2011, the FASB updated its guidance related to the Intangibles-Goodwill and Other Topic 350 of the ASC.   The objective of this updated guidance is to simplify the process of testing goodwill for impairment.  The guidance allows an initial qualitative assessment to determine whether it is more likely than not that the fair value of a reporting entity is less than its carrying amount.  If an entity concludes that it is more likely than not that the fair value is greater than its carrying amount, then performing the two-step goodwill impairment test is unnecessary.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company adopted this guidance during the fourth quarter of 2011.  Adoption of this guidance had no impact on the consolidated financial position or operating results of the Company.

In June 2011, the FASB updated its guidance related to the Comprehensive Income Topic 220 of the ASC.  The objective of this updated guidance is to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The guidance requires total comprehensive income (including both the net income components and other comprehensive income components) be reported in either a single continuous statement of comprehensive income, or two separate but consecutive statements (the approach currently used in the Company’s consolidated financial statements).  This guidance is to be applied retrospectively to fiscal years (and interim periods within those years) beginning after December 15, 2011.  Early adoption is permitted.  The Company adopted this guidance during the fourth quarter of 2011.  Adoption of this guidance had no impact on the consolidated financial position or operating results of the Company.

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

In October 2010, the FASB updated its guidance related to Insurance Topic 944 of the ASC to clarify which costs associated with the acquisition of insurance contracts should be capitalized and deferred for recognition during the coverage period.  This guidance specifies that only incremental costs or costs directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred acquisition cost.  Currently, industry practice is such that deferred costs typically also include costs related to unsuccessful acquisitions of insurance contracts.  This guidance is effective for annual reporting periods (and interim reporting periods of those annual reporting periods) beginning on or after December 15, 2011, and may be adopted prospectively or retrospectively.  Adoption of this guidance will have an impact on the consolidated financial position and operating results of the Company since certain costs associated with contract acquisition that are currently deferred do not meet the criteria for deferral under this new guidance.  The Company will adopt this guidance retrospectively on January 1, 2012, which will result in a decline in consolidated stockholders’ equity of approximately $6,400,000, net of tax, at December 31, 2011.

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

Operations of the pool give rise to inter-company balances with Employers Mutual, which are settled within 45 days after the end of each month.  The investment and income tax activities of the pool participants are not subject to the pooling agreement.  The pooling agreement provides that Employers Mutual will make up any shortfall or difference resulting from an error in its systems and/or computation processes that would otherwise result in the required restatement of the pool participants’ financial statements.

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

Reinsurance Subsidiary

The Company’s reinsurance subsidiary is party to a quota share reinsurance retrocessional agreement (the “quota share agreement”) and an excess of loss reinsurance agreement (the “excess of loss agreement”), with Employers Mutual.  Under the terms of the quota share agreement, the reinsurance subsidiary assumes 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.  Under the terms of the excess of loss agreement, the reinsurance subsidiary cedes to Employers Mutual all losses in excess of $3,000,000 per event (covering both business assumed from Employers Mutual through the quota share agreement, as well as business obtained outside the quota share agreement).  The cost of the $3,000,000 excess of loss reinsurance protection during 2011 was 10.0 percent of the reinsurance subsidiary’s total assumed reinsurance premiums written.

Prior to 2011, the excess of loss agreement between the reinsurance subsidiary and Employers Mutual did not exist.  Rather, the cap on losses per event and the related cost of this protection was contained in the quota share agreement, and the transactions were handled on a net, rather than a gross, basis.  The cost of the cap on losses per event was recorded as a reduction in the premiums assumed by the reinsurance subsidiary, and the cap on losses per event did not cover the business written directly by the reinsurance subsidiary.

Due to the large number of catastrophic events in 2011 that have exceeded the $3,000,000 retention amount contained in the excess of loss agreement, the terms of the agreement have been changed for fiscal year 2012.  Effective January 1, 2012, the retention amount will increase to $4,000,000 per event, while the cost of the protection will remain at 10.0 percent of total assumed reinsurance premiums written. This change was approved, subject to regulatory approval, by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual at their November 2, 2011 joint meeting.  Regulatory approval of the change was received on February 6, 2012.

The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, the reinsurance subsidiary assumes reinsurance business from the Mutual Reinsurance Bureau (MRB) pool and this pool provides a small amount of reinsurance protection to the members of the EMC Insurance Companies pooling agreement.  As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the EMC Insurance Companies’ direct business, after ceded reinsurance protections purchased by the MRB pool are applied.  In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law.  The reinsurance subsidiary assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement.  Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled within 45 days after the end of each quarter.  The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

Under the terms of the quota share agreement, the reinsurance subsidiary receives reinstatement premium income that is collected by Employers Mutual from the ceding companies when reinsurance coverage is reinstated after a loss event; however, the cap on losses assumed per event contained in the excess of loss agreement is automatically reinstated without cost.  This arrangement can produce unusual underwriting results for the reinsurance subsidiary when a large loss event occurs because the reinstatement premium income received by the reinsurance subsidiary may approximate, or even exceed, the amount of losses retained.  In 2011, the reinsurance subsidiary recognized $3,139,205 of reinstatement premium income (net amount after 10 percent was ceded back to Employers Mutual under the terms of the excess of loss agreement).

Premiums earned assumed by the reinsurance subsidiary from Employers Mutual amounted to $100,028,061, $78,688,538 and $72,236,922 in 2011, 2010 and 2009, respectively.  During 2011, the reinsurance subsidiary ceded 10.0 percent of its total assumed reinsurance premiums written to Employers Mutual as payment for the excess of loss protection, which totaled $10,721,484.  Losses and settlement expenses assumed by the reinsurance subsidiary from Employers Mutual amounted to $103,086,914, $42,980,602 and $48,185,748 in 2011, 2010 and 2009, respectively.  During 2011, losses and settlement expenses ceded to Employers Mutual under the excess of loss agreement totaled $15,877,627.  As noted above, prior to 2011 the cost of the cap on losses per event was treated as a reduction to premiums written assumed by the reinsurance subsidiary through the quota share agreement.  Accordingly, the premium amounts reported for 2010 and 2009 reflect reductions of $9,299,582 and $8,471,152, respectively.  Likewise, prior to 2011 losses and settlement expenses above the cap on losses per event were treated as a reduction to the losses and settlement expenses assumed by the reinsurance subsidiary through the quota share agreement.  Accordingly, the loss and settlement expense amounts reported for 2010 and 2009 reflect reductions of $92,368 and ($7,467), respectively, for amounts retained by Employers Mutual.

It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business.  Commissions paid by the reinsurance subsidiary to Employers Mutual amounted to $17,413,284, $23,797,182 and $14,111,273 in 2011, 2010 and 2009, respectively.  The large amount of commissions in 2010 reflects a reclassification by MRB of $6,065,000 from incurred but not reported (IBNR) loss reserves to contingent commission reserves.  This reclassification had no impact on net income.

The reinsurance subsidiary assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement.  The net foreign currency exchange gain/(loss) assumed by the reinsurance subsidiary from Employers Mutual was $(749,938) in 2011, $264,490 in 2010 and $1,440 in 2009.  The total amount of net foreign currency exchange gain/(loss) assumed by the reinsurance subsidiary, including the business written on a direct basis outside the quota share agreement, was $(591,848) in 2011, $345,978 in 2010 and $29,238 in 2009.

Services Provided by Employers Mutual

The Company does not have any employees of its own.  Employers Mutual performs all operations for all of its subsidiaries and affiliate.  Such services include data processing, claims, financial, actuarial, legal, auditing, marketing and underwriting.  Employers Mutual allocates a portion of the cost of these services to its subsidiaries that do not participate in the pooling agreement based upon a number of criteria, including usage of the services and the number of transactions.  The remaining costs are charged to the pooling agreement and each pool participant shares in the total cost in accordance with its pool participation percentage.  Costs allocated to the Company by Employers Mutual for services provided to the holding company and its subsidiaries that do not participate in the pooling agreement amounted to $2,835,005, $3,470,772 and $2,597,523 in 2011, 2010 and 2009, respectively.  Costs allocated to the Company through the operation of the pooling agreement amounted to $73,061,011, $71,724,663 and $72,480,519 in 2011, 2010 and 2009, respectively.

Investment expenses are based on actual expenses incurred by the Company plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted average of total invested assets and number of investment transactions.  Investment expenses allocated to the Company by Employers Mutual amounted to $1,182,482, $1,049,702 and $1,217,193 in 2011, 2010 and 2009, respectively.

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

As of December 31, 2011 and 2010, reinsurance ceded to three nonaffiliated reinsurers totaled $22,228,862 and $21,833,644, respectively, which represents a significant portion of the total prepaid reinsurance premiums and reinsurance receivables for losses and settlement expenses.  For two of these nonaffiliated reinsurers, the amounts reflect the property and casualty insurance subsidiaries’ aggregate pool participation percentage of amounts ceded by Employers Mutual to these organizations on a mandatory basis.  Credit risk associated with these amounts is minimal, as all companies participating in these organizations are responsible for the liabilities of such organizations on a pro rata basis.  The third reinsurer is MRB.  The total amount due from MRB for prepaid reinsurance premiums and reinsurance receivables for losses and settlement expenses primarily includes amounts ceded to it by the reinsurance subsidiary as part of a fronting arrangement initiated by Employers Mutual in 2010.  Through Employers Mutual’s membership in MRB, the reinsurance subsidiary assumes back a one-fourth portion (an approximate one-fifth portion prior to January 1, 2011) of these amounts through the quota share agreement (after ceded reinsurance protections purchased by the MRB pool are applied).

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three years ended December 31, 2011 is presented below.

	Year ended December 31, 2011
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$301,829,277	$-	$301,829,277
Assumed from nonaffiliates	1,610,872	123,274,743	124,885,615
Assumed from affiliates	356,622,503	-	356,622,503
Ceded to nonaffiliates	(24,939,233)	(16,059,909)	(40,999,142)
Ceded to affiliates	(301,829,277)	(10,721,484)	(312,550,761)
Net premiums written	$333,294,142	$96,493,350	$429,787,492

Premiums earned
Direct	$283,482,713	$-	$283,482,713
Assumed from nonaffiliates	1,541,807	122,064,711	123,606,518
Assumed from affiliates	344,668,820	-	344,668,820
Ceded to nonaffiliates	(24,561,412)	(16,590,129)	(41,151,541)
Ceded to affiliates	(283,482,713)	(10,721,484)	(294,204,197)
Net premiums earned	$321,649,215	$94,753,098	$416,402,313

Losses and settlement expenses incurred
Direct	$249,429,916	$-	$249,429,916
Assumed from nonaffiliates	1,619,025	122,680,597	124,299,622
Assumed from affiliates	264,217,463	732,478	264,949,941
Ceded to nonaffiliates	(14,387,241)	(16,010,258)	(30,397,499)
Ceded to affiliates	(249,429,916)	(15,877,627)	(265,307,543)
Net losses and settlement expenses incurred	$251,449,247	$91,525,190	$342,974,437

	Year ended December 31, 2010
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$261,451,268	$-	$261,451,268
Assumed from nonaffiliates	1,803,365	112,255,735	114,059,100
Assumed from affiliates	332,195,425	-	332,195,425
Ceded to nonaffiliates	(23,204,501)	(28,200,915)	(51,405,416)
Ceded to affiliates	(261,451,268)	-	(261,451,268)
Net premiums written	$310,794,289	$84,054,820	$394,849,109

Premiums earned
Direct	$249,254,444	$-	$249,254,444
Assumed from nonaffiliates	1,907,337	107,458,179	109,365,516
Assumed from affiliates	326,744,028	-	326,744,028
Ceded to nonaffiliates	(23,004,707)	(23,982,687)	(46,987,394)
Ceded to affiliates	(249,254,444)	-	(249,254,444)
Net premiums earned	$305,646,658	$83,475,492	$389,122,150

Losses and settlement expenses incurred
Direct	$177,642,699	$-	$177,642,699
Assumed from nonaffiliates	1,718,591	55,989,808	57,708,399
Assumed from affiliates	210,780,608	1,166,006	211,946,614
Ceded to nonaffiliates	(4,385,038)	(10,629,456)	(15,014,494)
Ceded to affiliates	(177,642,699)	-	(177,642,699)
Net losses and settlement expenses incurred	$208,114,161	$46,526,358	$254,640,519

	Year ended December 31, 2009
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$247,722,866	$-	$247,722,866
Assumed from nonaffiliates	2,251,157	78,094,405	80,345,562
Assumed from affiliates	333,862,328	-	333,862,328
Ceded to nonaffiliates	(23,298,602)	(2,192,976)	(25,491,578)
Ceded to affiliates	(247,722,866)	-	(247,722,866)
Net premiums written	$312,814,883	$75,901,429	$388,716,312

Premiums earned
Direct	$230,497,985	$-	$230,497,985
Assumed from nonaffiliates	2,364,787	77,741,189	80,105,976
Assumed from affiliates	328,927,476	-	328,927,476
Ceded to nonaffiliates	(23,213,227)	(1,809,324)	(25,022,551)
Ceded to affiliates	(230,497,985)	-	(230,497,985)
Net premiums earned	$308,079,036	$75,931,865	$384,010,901

Losses and settlement expenses incurred
Direct	$154,142,419	$-	$154,142,419
Assumed from nonaffiliates	1,523,446	51,256,602	52,780,048
Assumed from affiliates	202,616,957	673,957	203,290,914
Ceded to nonaffiliates	(5,016,118)	(2,305,385)	(7,321,503)
Ceded to affiliates	(154,142,419)	-	(154,142,419)
Net losses and settlement expenses incurred	$199,124,285	$49,625,174	$248,749,459

Individual lines in the above tables are defined as follows:
•	“Direct” represents business produced by the property and casualty insurance subsidiaries.
•
“Assumed from nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of involuntary business assumed by the pool participants pursuant to state law.  For the reinsurance subsidiary, this line represents the reinsurance business assumed through the quota share agreement (including “fronting” activities initiated by Employers Mutual, which were expanded significantly during 2010, most notably with MRB) and the business assumed outside the quota share agreement.

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

•
“Ceded to nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of the cost of the ceded reinsurance agreements that provide protection to the pool and each of its participants.  For the reinsurance subsidiary, this line includes reinsurance business that is ceded to other insurance companies in connection with “fronting” activities initiated by Employers Mutual.

•
 “Ceded to affiliates” for the property and casualty insurance subsidiaries represents the cession of their direct business to Employers Mutual under the terms of the pooling agreement.  For the reinsurance subsidiary, starting in 2011 this line includes amounts ceded to Employers Mutual in connection with the excess of loss agreement.

4.         LIABILITY FOR LOSSES AND SETTLEMENT EXPENSES

The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the Company.  Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements.

	Year ended December 31,
	2011	2010	2009
Gross reserves at beginning of year	$556,140,956	$556,151,577	$573,031,853
Re-valuation due to foreign currency exchange rates	392,276	(166,051)	(227,385)
Ceded reserves at beginning of year	(29,062,553)	(28,170,575)	(33,009,340)

Net reserves at beginning of year	527,470,679	527,814,951	539,795,128

Incurred losses and settlement expenses
Provision for insured events of the current year	376,073,620	305,389,389	297,371,751
Decrease in provision for insured events of prior years	(33,099,183)	(50,748,870)	(48,622,292)
Total incurred losses and settlement expenses	342,974,437	254,640,519	248,749,459

Payments
Losses and settlement expenses attributable to insured events of the current year	167,793,377	122,330,309	111,501,112
Losses and settlement expenses attributable to insured events of prior years	146,193,310	132,654,482	149,228,524
Total payments	313,986,687	254,984,791	260,729,636

Net reserves at end of year	556,458,429	527,470,679	527,814,951
Ceded reserves at end of year	36,842,204	29,062,553	28,170,575
Gross reserves at end of year, before foreign currency re-valuation	593,300,633	556,533,232	555,985,526
Re-valuation due to foreign currency exchange rates	(386)	(392,276)	166,051
Gross reserves at end of year	$593,300,247	$556,140,956	$556,151,577

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

2011 Development

For the property and casualty insurance segment, the December 31, 2011 estimate of loss and settlement expense reserves for accident years 2010 and prior decreased $20,162,952 from the estimate at December 31, 2010.  This decrease represented 5.0 percent of the December 31, 2010 gross carried reserves and is primarily attributed to decreased severity associated with the final settlement of prior accident years’ claims, lower than expected IBNR emergence, as well as favorable development on settlement expense reserves.

For the reinsurance segment, the December 31, 2011 estimate of loss and settlement expense reserves for accident years 2010 and prior decreased $12,936,231 from the estimate at December 31, 2010.  This decrease represented 8.4 percent of the December 31, 2010 gross carried reserves and is largely attributed to reported losses that were below December 2010 implicit projection for policy year 2010 in the Home Office Reinsurance Assumed Department (also known as “HORAD”) book of business.

2010 Development

For the property and casualty insurance segment, the December 31, 2010 estimate of loss and settlement expense reserves for accident years 2009 and prior decreased $28,726,238 from the estimate at December 31, 2009.  This decrease represented 7.0 percent of the December 31, 2009 gross carried reserves and was primarily attributed to decreased severity associated with the final settlement of prior accident years’ claims, lower than expected IBNR emergence, as well as favorable development on settlement expense reserves.

For the reinsurance segment, the December 31, 2010 estimate of loss and settlement expense reserves for accident years 2009 and prior decreased $22,022,632 from the estimate at December 31, 2009.  This decrease represented 15.1 percent of the December 31, 2009 gross carried reserves and was largely attributed to reported losses that were below December 2009 implicit projections for policy year 2009 in the HORAD book of business, as well as a $6,065,000 reclassification of prior accident years’ IBNR loss reserves to contingent commission reserves by MRB.  This reclassification had no impact on net income.

2009 Development

For the property and casualty insurance segment, the December 31, 2009 estimate of loss and settlement expense reserves for accident years 2008 and prior decreased $34,641,246 from the estimate at December 31, 2008.  This decrease represented 8.1 percent of the December 31, 2008 gross carried reserves and was primarily attributed to decreased severity associated with the final settlement of prior accident years’ claims, lower than expected IBNR emergence, as well as favorable development on settlement expense reserves.

For the reinsurance segment, the December 31, 2009 estimate of loss and settlement expense reserves for accident years 2008 and prior decreased $13,981,046 from the estimate at December 31, 2008.  This decrease represented 9.7 percent of the December 31, 2008 gross carried reserves and was largely attributed to reported losses that were below December 2008 implicit projections for policy year 2008 in the HORAD book of business.  During the fourth quarter, the reinsurance segment experienced $4,160,000 of favorable development associated with a reduction in bulk IBNR reserves and the winding down of the MAERP Reinsurance Association (formerly known as Mutual Atomic Energy Reinsurance Pool).

5.         ASBESTOS AND ENVIRONMENTAL RELATED CLAIMS

The Company has exposure to asbestos and environmental related claims associated with the insurance business written by the parties to the pooling agreement and the reinsurance business assumed from Employers Mutual by the reinsurance subsidiary.  These exposures are not considered to be significant.  Asbestos and environmental losses paid by the Company have averaged $1,308,536 per year over the past five years, but have increased during the past four years.  Reserves for asbestos and environmental related claims for direct insurance and assumed reinsurance business totaled $7,671,611 and $8,043,534 ($6,933,138 and $7,083,222 net of reinsurance) at December 31, 2011 and 2010, respectively.

At present, the pool participants are defending approximately 1,180 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs.  Seven former policyholders and one current policyholder dominate the pool participants’ asbestos claims.  Most of the lawsuits are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury.  During 2003, the pool participants were presented with several hundred plaintiff lawsuits (primarily multi-plaintiff lawsuits) filed against three former policyholders representing approximately 66,500 claimants related to exposure to asbestos or products containing asbestos.  These claims are based upon nonspecific asbestos exposure and nonspecific injuries.  As a result, management did not establish a significant amount of case loss reserves for these claims.  Several of the multi-plaintiff lawsuits (including the vast majority of those associated with one former policyholder) were dismissed.  As of December 31, 2011, approximately 2,250 of the claims remain open.  During 2006, the pool participants received notice that another former policyholder was a named defendant in approximately 33,000 claims nationwide.  As of December 31, 2011, approximately 4,710 of these claims remain open, though a settlement for these claims has been reached and is awaiting final approval by all parties to the lawsuit.

Prior to 2008, actual losses paid for asbestos-related claims had been minimal due to the plaintiffs’ failure to identify an exposure to any asbestos-containing product associated with the pool participants’ current and former policyholders.  However, paid losses and settlement expenses have increased significantly during the past four years as a result of claims attributed to two former policyholders.  One of these former policyholders, a broker of various products, including asbestos, settled a claim for approximately $450,000 (the Company’s share) in 2008.  At December 31, 2011, five additional claims associated with this former policyholder remain open, though similar exposure on these claims is not anticipated.  The other former policyholder, a furnace manufacturer, had multiple claims settle for a total of approximately $991,000 (the Company’s share) during the period 2009 through 2011.  The asbestos exposure associated with this former policyholder has increased in recent years, and this trend may possibly continue into the future due to increased per plaintiff settlements.  Approximately 260 asbestos exposure claims associated with this former policyholder remain open.

IBNR loss reserves have been established to cover estimated ultimate losses.  The asbestos IBNR reserves were increased in each of the last four years based on examinations of the implied three-year survival ratio (ratio of loss and settlement expense reserves to the three-year average of loss and settlement expense payments), which has deteriorated due to an increase in both paid losses and paid settlement expenses.  Settlement expense payments have increased significantly since 2008 and have been the primary driver behind the implemented reserve increases.  The primary cause of this increase in paid settlement expenses is the retention of a National Coordinating Counsel (NCC) in 2008 for a policyholder having exposure in numerous jurisdictions.  The NCC has provided, and continues to provide, significant services in the areas of document review, discovery, deposition and trial preparation.  The dollar amount of paid losses peaked in 2008, and though subsequent years have fared better, payment activity remains significantly higher than pre-2008 levels.  Environmental IBNR reserves are established in consideration of the implied three-year survival ratio.

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

6.         STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS

The Company’s insurance subsidiaries are required to file financial statements with state regulatory authorities.  The accounting principles used to prepare these statutory financial statements follow prescribed or permitted accounting practices that differ from GAAP.  Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the National Association of Insurance Commissioners (NAIC).  Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile.  The Company’s insurance subsidiaries had no permitted accounting practices during 2011, 2010 or 2009.

Statutory surplus of the Company’s insurance subsidiaries was $325,218,421 and $347,132,678 at December 31, 2011 and 2010, respectively.  Statutory net income (loss) of the Company’s insurance subsidiaries was ($5,274,698), $34,459,093 and $46,824,981 for 2011, 2010 and 2009, respectively.

The NAIC utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty.  This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer.  The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk:  asset risk, credit risk and underwriting risk.  Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy.  At December 31, 2011, the Company’s insurance subsidiaries had total adjusted statutory capital well in excess of the minimum risk-based capital requirement.

The amount of dividends available for distribution to the Company by its insurance subsidiaries is limited by law to a percentage of the statutory unassigned surplus of each of the subsidiaries as of the previous December 31, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the state of domicile of each subsidiary.  Subject to this limitation, the maximum dividend that may be paid within a 12 month period without prior approval of the insurance regulatory authorities is generally restricted to the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus.  At December 31, 2011, $32,521,842 was available for distribution to the Company in 2012 without prior approval.

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

Summarized financial information for the Company’s segments is as follows:

	Property and
Year ended	casualty		Parent
December 31, 2011	insurance	Reinsurance	company	Consolidated
Premiums earned	$321,649,215	$94,753,098	$-	$416,402,313

Underwriting loss	(45,544,263)	(17,132,827)	-	(62,677,090)
Net investment income (loss)	33,718,436	12,395,350	(2,861)	46,110,925
Realized investment gains	6,970,028	2,333,265	-	9,303,293
Other income	790,802	37,308	-	828,110
Interest expense	900,000	-	-	900,000
Other expenses	750,675	591,850	1,330,129	2,672,654
Loss before income tax benefit	$(5,715,672)	$(2,958,754)	$(1,332,990)	$(10,007,416)

Assets	$900,983,689	$325,962,863	$359,053,054	$1,585,999,606
Eliminations	-	-	(355,540,694)	(355,540,694)
Net assets	$900,983,689	$325,962,863	$3,512,360	$1,230,458,912

	Property and
Year ended	casualty		Parent
December 31, 2010	insurance	Reinsurance	company	Consolidated
Premiums earned	$305,646,658	$83,475,492	$-	$389,122,150

Underwriting profit (loss)	(18,963,921)	9,909,051	-	(9,054,870)
Net investment income (loss)	36,966,159	12,523,505	(449)	49,489,215
Realized investment gains	3,078,289	790,514	-	3,868,803
Other income	783,346	-	-	783,346
Interest expense	900,000	-	-	900,000
Other expenses	753,014	(345,978)	1,334,234	1,741,270
Income (loss) before income tax expense (benefit)	$20,210,859	$23,569,048	$(1,334,683)	$42,445,224

Assets	$876,034,367	$310,104,843	$369,116,425	$1,555,255,635
Eliminations	-	-	(363,926,907)	(363,926,907)
Reclassifications	-	(3,534,230)	-	(3,534,230)
Net assets	$876,034,367	$306,570,613	$5,189,518	$1,187,794,498

	Property and
Year ended	casualty		Parent
December 31, 2009	insurance	Reinsurance	company	Consolidated
Premiums earned	$308,079,036	$75,931,865	$-	$384,010,901

Underwriting profit (loss)	(10,387,142)	9,548,201	-	(838,941)
Net investment income	35,679,586	12,069,177	10,543	47,759,306
Realized investment gains (losses)	19,581,814	(1,659,543)	-	17,922,271
Other income	752,635	2,543	-	755,178
Interest expense	900,000	-	-	900,000
Other expenses	855,846	(29,237)	1,346,388	2,172,997
Income (loss) before income tax expense (benefit)	$43,871,047	$19,989,615	$(1,335,845)	$62,524,817

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three years ended December 31, 2011, by line of insurance.

	Year ended December 31,
	2011	2010	2009
Property and casualty insurance segment
Commercial lines:
Automobile	$67,110,580	$65,097,220	$65,721,232
Property	69,239,781	65,380,689	62,114,549
Workers' compensation	68,323,060	63,539,473	65,612,659
Liability	60,455,101	58,180,559	62,872,730
Other	7,626,542	8,429,630	8,820,064
Total commercial lines	272,755,064	260,627,571	265,141,234

Personal lines:
Automobile	27,514,345	25,383,097	23,516,997
Property	20,824,263	19,099,403	18,844,395
Liability	555,543	536,587	576,410
Total personal lines	48,894,151	45,019,087	42,937,802
Total property and casualty insurance	$321,649,215	$305,646,658	$308,079,036

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$9,398,123	$7,752,937	$7,379,461
Property	13,798,857	14,650,486	19,978,045
Crop	5,681,196	3,246,597	2,176,737
Casualty	1,261,047	666,791	1,086,934
Marine/Aviation	889,350	668,275	373,016
Total pro rata reinsurance	31,028,573	26,985,086	30,994,193

Excess of loss reinsurance:
Property	53,170,244	45,540,294	35,221,000
Casualty	10,561,260	10,929,859	9,741,047
Surety	(6,979)	20,253	(24,375)
Total excess of loss reinsurance	63,724,525	56,490,406	44,937,672
Total reinsurance	$94,753,098	$83,475,492	$75,931,865

Consolidated	$416,402,313	$389,122,150	$384,010,901

8.         DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

	Carrying	Estimated
	amount	fair value
December 31,2011
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$5,011,250	$5,011,250
U.S. government-sponsored agencies	152,179,684	152,179,684
Obligations of states and political subdivisions	401,127,528	401,127,528
Commercial mortgage-backed	99,106,059	99,106,059
Residential mortgage-backed	21,902,112	21,902,112
Other asset-backed	11,942,191	11,942,191
Corporate	266,934,752	266,934,752
Total fixed maturity securities available-for-sale	958,203,576	958,203,576

Equity securities available-for-sale:
Common stocks:
Financial services	9,518,685	9,518,685
Information technology	17,818,367	17,818,367
Healthcare	16,237,164	16,237,164
Consumer staples	10,460,870	10,460,870
Consumer discretionary	13,710,379	13,710,379
Energy	19,947,029	19,947,029
Industrials	5,742,518	5,742,518
Other	12,916,041	12,916,041
Non-redeemable preferred stocks	4,949,000	4,949,000
Total equity securities available-for-sale	111,300,053	111,300,053

Short-term investments	42,628,926	42,628,926
Other long-term investments	14,527	14,527

Liabilities:
Surplus notes	25,000,000	17,285,170

	Carrying	Estimated
	amount	fair value
December 31,2010
Assets:
Fixed maturity securities held-to-maturity:
Residential mortgage-backed	$340,803	$389,679
Total fixed maturity securities held-to-maturity	340,803	389,679

Fixed maturity securities available-for-sale:
U.S. treasury	4,801,766	4,801,766
U.S. government-sponsored agencies	168,072,840	168,072,840
Obligations of states and political subdivisions	390,932,504	390,932,504
Commercial mortgage-backed	93,222,219	93,222,219
Residential mortgage-backed	34,285,838	34,285,838
Other asset-backed	13,100,849	13,100,849
Corporate	237,121,010	237,121,010
Total fixed maturity securities available-for-sale	941,537,026	941,537,026

Equity securities available-for-sale:
Common stocks:
Financial services	11,246,421	11,246,421
Information technology	17,350,652	17,350,652
Healthcare	12,785,689	12,785,689
Consumer staples	7,784,286	7,784,286
Consumer discretionary	12,162,474	12,162,474
Energy	9,381,310	9,381,310
Industrials	7,466,153	7,466,153
Other	14,630,005	14,630,005
Non-redeemable preferred stocks	8,331,992	8,331,992
Total equity securities available-for-sale	101,138,982	101,138,982

Short-term investments	36,616,111	36,616,111
Other long-term investments	29,827	29,827

Liabilities:
Surplus notes	25,000,000	15,222,572

The estimated fair value of fixed maturity securities, equity securities and short-term investments is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.

Other long-term investments, consisting primarily of holdings in limited partnerships and limited liability companies, are valued by the various fund managers.  In management’s opinion, these values reflect fair value at December 31, 2011 and 2010.

The estimated fair value of the surplus notes is derived by discounting future expected cash flows at a rate deemed appropriate.  The discount rate was set at the average of current yields-to-maturity on several insurance company surplus notes that are traded in observable markets, adjusted upward by 50 basis points to reflect illiquidity and perceived risk premium differences.  Other assumptions include a 25 year term for the surplus notes (the surplus notes have no stated maturity date) and an interest rate that continues at the current rate (the rate is typically adjusted every five years and is based upon the then-current Federal Home Loan Bank borrowing rate for 5-year funds available to Employers Mutual).

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

Level 3 -
Prices or valuation techniques that require significant unobservable inputs because observable inputs are not available.  The unobservable inputs may reflect the Company’s own judgments about the assumptions that market participants would use.

The Company uses an independent pricing source to obtain the estimated fair value of a majority of its securities, subject to an internal validation.  The fair value is based on quoted market prices, where available.  This is typically the case for equity securities and short-term investments, which are accordingly classified as Level 1 fair value measurements.  In cases where quoted market prices are not available, fair value is based on a variety of valuation techniques depending on the type of security.  Fixed maturity securities in the Company’s portfolio may not trade on a daily basis; however, observable inputs are utilized in their valuations, and these securities are therefore classified as Level 2 fair value measurements.  Following is a brief description of the various pricing techniques used by the independent pricing source for different asset classes.

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

•
Obligations of states and political subdivisions are priced by tracking and analyzing actively quoted issues and reported trades, material event notices and benchmark yields.  Municipal bonds with similar characteristics are grouped together into market sectors, and internal yield curves are constructed daily for these sectors.  Individual bond evaluations are extrapolated from these sectors, with the ability to make individual spread adjustments for attributes such as discounts, premiums, alternative minimum tax, and/or whether or not the bond is callable.

•
Mortgage-backed securities are first reviewed for the appropriate pricing speed, spread, yield and volatility.  The securities are priced with models using spreads and other information solicited from Wall Street buy- and sell-side sources, including primary and secondary dealers, portfolio managers, and research analysts.  To determine a tranche’s price, first the benchmark yield is determined and adjusted for collateral performance, tranche level attributes and market conditions.  Then the cash flow for each tranche is generated (using consensus prepayment speed assumptions including, as appropriate, a prepayment projection based on historical statistics of the underlying collateral).  The tranche-level yield is used to discount the cash flows and generate the price.  Depending on the characteristics of the tranche, a volatility-driven, multi-dimensional single cash flow stream model or an option-adjusted spread model may be used.  When cash flows or other security structure or market information is not available, broker quotes may be used.

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.  At December 31, 2011 and 2010, the Company did not hold any fixed maturity securities that were priced solely from broker quotes.

A small number of the Company’s securities are not priced by the independent pricing service.  One is an equity security that is reported as a Level 3 fair value measurement at December 31, 2011 and 2010, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements.  This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $2,250 at December 31, 2011 and $2,130 at December 31, 2010.  The other security not priced by the Company’s independent pricing service at December 31, 2011 is a fixed maturity security (three fixed maturity securities were not priced by the Company’s independent pricing service at December 31, 2010).  These fixed maturity securities are classified as Level 2 fair value measurements and are carried at aggregate fair values of $3,212,453 at December 31, 2011 and $12,914,542 at December 31, 2010.  The fair values for these fixed maturity securities were obtained from the Company’s investment custodian using independent pricing services which utilize similar pricing techniques as the Company’s independent pricing service.

The Company’s fixed maturity and equity securities available-for-sale, as well as short-term investments, are measured at fair value on a recurring basis.  No assets or liabilities are currently measured at fair value on a non-recurring basis.  Presented in the table below are the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2011 and 2010.

		Fair value measurements at December 31, 2011 using
		Quoted
		prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Fixed maturity securities available-for-sale:
U.S. treasury	$5,011,250	$-	$5,011,250	$-
U.S. government-sponsored agencies	152,179,684	-	152,179,684	-
Obligations of states and political subdivisions	401,127,528	-	401,127,528	-
Commercial mortgage-backed	99,106,059	-	99,106,059	-
Residential mortgage-backed	21,902,112	-	21,902,112	-
Other asset-backed	11,942,191	-	11,942,191	-
Corporate	266,934,752	-	266,934,752	-
Total fixed maturity securities available-for-sale	958,203,576	-	958,203,576	-

Equity securities available-for-sale:
Common stocks:
Financial services	9,518,685	9,516,435	-	2,250
Information technology	17,818,367	17,818,367	-	-
Healthcare	16,237,164	16,237,164	-	-
Consumer staples	10,460,870	10,460,870	-	-
Consumer discretionary	13,710,379	13,710,379	-	-
Energy	19,947,029	19,947,029	-	-
Industrials	5,742,518	5,742,518	-	-
Other	12,916,041	12,916,041	-	-
Non-redeemable preferred stocks	4,949,000	4,949,000	-	-
Total equity securities available-for-sale	111,300,053	111,297,803	-	2,250

Short-term investments	42,628,926	42,628,926	-	-
	$1,112,132,555	$153,926,729	$958,203,576	$2,250

		Fair value measurements at December 31, 2010 using
		Quoted
		prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Fixed maturity securities available-for-sale:
U.S. treasury	$4,801,766	$-	$4,801,766	$-
U.S. government-sponsored agencies	168,072,840	-	168,072,840	-
Obligations of states and political subdivisions	390,932,504	-	390,932,504	-
Commercial mortgage-backed	93,222,219	-	93,222,219	-
Residential mortgage-backed	34,285,838	-	34,285,838	-
Other asset-backed	13,100,849	-	13,100,849	-
Corporate	237,121,010	-	237,121,010	-
Total fixed maturity securities available-for-sale	941,537,026	-	941,537,026	-

Equity securities available-for-sale:
Common stocks:
Financial services	11,246,421	11,244,291	-	2,130
Information technology	17,350,652	17,350,652	-	-
Healthcare	12,785,689	12,785,689	-	-
Consumer staples	7,784,286	7,784,286	-	-
Consumer discretionary	12,162,474	12,162,474	-	-
Energy	9,381,310	9,381,310	-	-
Industrials	7,466,153	7,466,153	-	-
Other	14,630,005	14,630,005	-	-
Non-redeemable preferred stocks	8,331,992	8,331,992	-	-
Total equity securities available-for-sale	101,138,982	101,136,852	-	2,130

Short-term investments	36,616,111	36,616,111	-	-
	$1,079,292,119	$137,752,963	$941,537,026	$2,130

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities are reported as realized investment gains or losses in net income.

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Equity securities
	available-for-sale,
	financial services	Total
Balance at December 31, 2009	$2,014	$2,014
Total unrealized gains included in other comprehensive income	116	116
Balance at December 31, 2010	2,130	2,130
Total unrealized gains included in other comprehensive income	120	120
Balance at December 31, 2011	$2,250	$2,250

There were no transfers into or out of Levels 1 or 2 during 2011 or 2010.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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

The amortized cost and estimated fair value of securities held-to-maturity and available-for-sale as of December 31, 2011 and 2010 are as follows.  Securities classified as held-to-maturity are carried at amortized cost.  All other securities have been classified as available-for-sale and are carried at fair value.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
December 31, 2011	cost	gains	losses	fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,681,611	$329,639	$-	$5,011,250
U.S. government-sponsored agencies	149,016,862	3,162,822	-	152,179,684
Obligations of states and political subdivisions	373,597,081	27,530,447	-	401,127,528
Commercial mortgage-backed	89,452,202	9,694,648	40,791	99,106,059
Residential mortgage-backed	20,740,802	1,191,625	30,315	21,902,112
Other asset-backed	10,440,167	1,502,024	-	11,942,191
Corporate	252,010,891	16,438,873	1,515,012	266,934,752
Total fixed maturity securities	899,939,616	59,850,078	1,586,118	958,203,576

Equity securities:
Common stocks:
Financial services	8,479,330	1,055,486	16,131	9,518,685
Information technology	12,757,833	5,165,021	104,487	17,818,367
Healthcare	13,150,669	3,090,110	3,615	16,237,164
Consumer staples	9,572,447	896,769	8,346	10,460,870
Consumer discretionary	9,054,299	4,675,095	19,015	13,710,379
Energy	15,932,242	4,029,892	15,105	19,947,029
Industrials	4,983,996	802,862	44,340	5,742,518
Other	11,774,715	1,164,832	23,506	12,916,041
Non-redeemable preferred stocks	5,160,600	232,400	444,000	4,949,000
Total equity securities	90,866,131	21,112,467	678,545	111,300,053
Total securities available-for-sale	$990,805,747	$80,962,545	$2,264,663	$1,069,503,629

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
December 31, 2010	cost	gains	losses	fair value
Securities held-to-maturity:
Fixed maturity securities:
Residential mortgage-backed	$340,803	$48,876	$-	$389,679
Total securities held-to-maturity	$340,803	$48,876	$-	$389,679

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,747,814	$53,952	$-	$4,801,766
U.S. government-sponsored agencies	167,976,167	1,995,829	1,899,156	168,072,840
Obligations of states and political subdivisions	384,164,252	11,650,499	4,882,247	390,932,504
Commercial mortgage-backed	82,906,928	10,341,728	26,437	93,222,219
Residential mortgage-backed	32,801,281	1,664,155	179,598	34,285,838
Other asset-backed	12,100,433	1,056,995	56,579	13,100,849
Corporate	224,885,907	12,954,535	719,432	237,121,010
Total fixed maturity securities	909,582,782	39,717,693	7,763,449	941,537,026

Equity securities:
Common stocks:
Financial services	8,630,273	2,667,761	51,613	11,246,421
Information technology	11,215,431	6,163,395	28,174	17,350,652
Healthcare	10,200,062	2,705,556	119,929	12,785,689
Consumer staples	6,010,692	1,834,157	60,563	7,784,286
Consumer discretionary	7,636,589	4,535,110	9,225	12,162,474
Energy	6,350,228	3,031,082	-	9,381,310
Industrials	5,395,949	2,096,834	26,630	7,466,153
Other	11,281,815	3,350,963	2,773	14,630,005
Non-redeemable preferred stocks	9,000,000	100,000	768,008	8,331,992
Total equity securities	75,721,039	26,484,858	1,066,915	101,138,982
Total securities available-for-sale	$985,303,821	$66,202,551	$8,830,364	$1,042,676,008

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of December 31, 2011 and 2010, listed by length of time the securities were in an unrealized loss position.

December 31, 2011	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
Commercial mortgage-backed	$8,865,991	$30,729	$2,987,967	$10,062	$11,853,958	$40,791
Residential mortgage-backed	-	-	471,941	30,315	471,941	30,315
Corporate	40,789,555	1,332,242	817,500	182,770	41,607,055	1,515,012
Total, fixed maturity securities	49,655,546	1,362,971	4,277,408	223,147	53,932,954	1,586,118

Equity securities:
Common stocks:
Financial services	853,572	16,131	-	-	853,572	16,131
Information technology	3,074,796	101,096	49,324	3,391	3,124,120	104,487
Healthcare	1,912,273	3,615	-	-	1,912,273	3,615
Consumer staples	1,259,440	8,346	-	-	1,259,440	8,346
Consumer discretionary	191,508	19,015	-	-	191,508	19,015
Energy	712,268	15,105	-	-	712,268	15,105
Industrials	1,486,762	44,340	-	-	1,486,762	44,340
Other	1,053,572	23,506	-	-	1,053,572	23,506
Non-redeemable preferred stocks	-	-	1,556,000	444,000	1,556,000	444,000
Total, equity securities	10,544,191	231,154	1,605,324	447,391	12,149,515	678,545
Total temporarily impaired securities	$60,199,737	$1,594,125	$5,882,732	$670,538	$66,082,469	$2,264,663

December 31, 2010	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$64,030,427	$1,899,156	$-	$-	$64,030,427	$1,899,156
Obligations of states and political subdivisions	97,769,789	4,882,247	-	-	97,769,789	4,882,247
Commercial mortgage-backed	3,998,831	26,437	-	-	3,998,831	26,437
Residential mortgage-backed	11,346,913	157,798	1,222,717	21,800	12,569,630	179,598
Other asset-backed	3,331,324	56,579	-	-	3,331,324	56,579
Corporate	38,270,674	719,432	-	-	38,270,674	719,432
Total, fixed maturity securities	218,747,958	7,741,649	1,222,717	21,800	219,970,675	7,763,449

Equity securities:
Common stocks:
Financial services	1,608,012	51,613	-	-	1,608,012	51,613
Information technology	879,805	28,174	-	-	879,805	28,174
Healthcare	3,551,623	119,929	-	-	3,551,623	119,929
Consumer staples	1,218,294	60,563	-	-	1,218,294	60,563
Consumer discretionary	253,023	9,225	-	-	253,023	9,225
Industrials	761,616	26,630	-	-	761,616	26,630
Other	42,752	2,773	-	-	42,752	2,773
Non-redeemable preferred stocks	-	-	4,231,992	768,008	4,231,992	768,008
Total, equity securities	8,315,125	298,907	4,231,992	768,008	12,547,117	1,066,915
Total temporarily impaired securities	$227,063,083	$8,040,556	$5,454,709	$789,808	$232,517,792	$8,830,364

Unrealized losses on fixed maturity securities totaled $1,586,118 at December 31, 2011 and were primarily associated with corporate securities.  The primary factor contributing to these unrealized losses was a widening of the risk premium spread over U.S. Treasuries in the banking sector.  Of all the securities that are in an unrealized loss position, all but one residential mortgage-backed security are considered investment grade by credit rating agencies.  Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at December 31, 2011.

The unrealized losses on common stocks at December 31, 2011 are not concentrated in a particular sector or in an individual security.   The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at December 31, 2011.

All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore,  it was determined that these securities were not “other-than-temporarily” impaired at December 31, 2011.

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2011, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value
Securities available-for-sale:
Due in one year or less	$12,953,618	$13,202,544
Due after one year through five years	110,298,327	113,672,236
Due after five years through ten years	163,262,650	175,193,257
Due after ten years	503,232,017	535,127,368
Mortgage-backed securities	110,193,004	121,008,171
Totals	$899,939,616	$958,203,576

A summary of realized investment gains and (losses) is as follows:

	Year ended December 31,
	2011	2010	2009

Fixed maturity securities held-to-maturity:
Gross realized investment gains	$47,077	$-	$-

Fixed maturity securities available-for-sale:
Gross realized investment gains	1,236,302	1,325,345	1,636,291
Gross realized investment losses	(572,071)	(87,082)	(50,000)
"Other-than-temporary" impairments	(221,956)	(204,045)	(2,657,094)

Equity securities available-for-sale:
Gross realized investment gains	18,604,135	5,794,677	29,173,686
Gross realized investment losses	(4,052,016)	(779,861)	(2,729,329)
"Other-than-temporary" impairments	(5,738,178)	(2,180,231)	(7,451,283)
Totals	$9,303,293	$3,868,803	$17,922,271

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  During the fourth quarter of 2011, the Company sold all of its held-to-maturity securities, which consisted solely of small balances remaining on Government National Mortgage Association (GNMA) securities (total amortized cost of $340,935).  These securities were ultimately purchased by GNMA, who repackaged them into a single security and resold them through a broker to the Company on the same day.  The transaction was conducted to improve administrative efficiency, increase liquidity and reduce custodial costs.  The amounts reported as “other-than-temporary” impairments during 2011 include the impairment of four fixed maturity securities and 36 equity securities.  The Company impaired two fixed maturity securities and 23 equity securities during 2010, and three fixed maturity securities and 34 equity securities during 2009.  The impairment losses recognized on equity securities were triggered because management determined that those securities would likely be sold prior to recovering in value to their cost basis.

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

During the first quarter of 2010, the Company determined that the credit loss associated with the previously impaired residential mortgage-backed security increased, resulting in an additional $120,539 impairment loss recognized in earnings in the first quarter of 2010.  The Company also recognized $83,506 of “other-than-temporary” impairment loss on a second residential mortgage-backed security during the first quarter of 2010 due to management’s intent to sell the security, which was completed during the second quarter.  In the second quarter of 2011, management determined that it would sell four residential mortgage-backed securities that were in an unrealized loss position, resulting in the recognition of $221,956 of impairment losses (including $86,017 on a previously impaired security that had a portion of its impairment in “other comprehensive income”).  The sales of these securities were completed during the third quarter.

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

	Year ended December 31,
	2011	2010	2009
Balance at beginning of year	$207,854	$87,315	$-

Additional credit loss for which an "other-than-temporary" impairment loss was previously recognized	-	120,539	-
Credit loss for which an "other-than-temporary" impairment loss was not previously recognized	-	-	1,317,094
Reduction for credit loss associated with previously recognized "other-than-temporary" impairment due to management's intent to sell the security	(207,854)	-	(1,229,779)
Balance at end of year	$-	$207,854	$87,315

A summary of net investment income is as follows:

	Year ended December 31,
	2011	2010	2009
Interest on fixed maturity securities	$44,874,829	$48,661,716	$46,560,740
Dividends on equity securities	2,361,929	1,969,281	1,938,189
Interest on short-term investments	143,529	137,745	606,399
Interest on long-term investments	27,472	26,437	26,437
Fees from securities lending	-	195	104,786
Total investment income	47,407,759	50,795,374	49,236,551
Investment expenses	(1,296,834)	(1,306,159)	(1,477,245)
Net investment income	$46,110,925	$49,489,215	$47,759,306

A summary of net changes in unrealized holding gains (losses) on securities available-for-sale is as follows:

	Year ended December 31,
	2011	2010	2009
Fixed maturity securities	$26,309,716	$4,968,032	$35,398,021
Deferred income tax expense	9,208,402	1,738,811	12,389,307
Total fixed maturity securities	17,101,314	3,229,221	23,008,714

Equity securities	(4,984,021)	8,342,884	3,728,518
Deferred income tax expense (benefit)	(1,744,407)	2,920,009	1,304,982
Total equity securities	(3,239,614)	5,422,875	2,423,536
Total available-for-sale securities	$13,861,700	$8,652,096	$25,432,250

10.       INCOME TAXES

Temporary differences between the consolidated financial statement carrying amount and tax basis of assets and liabilities that give rise to significant portions of the deferred income tax asset at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Loss reserve discounting	$20,055,111	$19,811,790
Unearned premium reserve limitation	11,989,717	11,082,443
Retirement benefits	9,862,263	4,822,987
Other policyholders' funds payable	1,771,406	2,910,513
Minimum tax credits	1,051,205	-
"Other-than-temporarily" impaired securities held	572,526	1,701,888
Other, net	1,299,889	1,051,419
Total deferred income tax asset	46,602,117	41,381,040
Net unrealized holding gains on investment securities	(27,544,260)	(20,080,265)
Deferred policy acquisition costs	(14,258,498)	(13,154,557)
Other, net	(1,549,538)	(1,456,000)
Total deferred income tax liability	(43,352,296)	(34,690,822)
Net deferred income tax asset	$3,249,821	$6,690,218

Based upon anticipated future taxable income and consideration of all other available evidence, management believes that it is “more likely than not” that the Company’s net deferred income tax asset will be realized.

The actual income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 differed from the “expected” income tax expense (benefit) for those years (computed by applying the United States federal corporate tax rate of 35 percent to income (loss) before income tax expense (benefit)) as follows:

	Year ended December 31,
	2011	2010	2009
Computed "expected" income tax expense (benefit)	$(3,502,596)	$14,855,828	$21,883,686
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(4,636,716)	(4,931,396)	(5,139,443)
Dividends received deduction	(516,691)	(478,528)	(485,035)
Proration of tax-exempt interest and dividends received deduction	773,011	811,489	843,672
Elimination of deduction for Medicare Part D retiree drug subsidy	-	794,383	-
Other, net	(26,810)	47,125	51,323
Income tax expense (benefit)	$(7,909,802)	$11,098,901	$17,154,203

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

Comprehensive income tax expense (benefit) included in the consolidated financial statements for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year ended December 31,
	2011	2010	2009
Income tax expense (benefit) on:
Operations	$(7,909,802)	$11,098,901	$17,154,203
Change in unrealized holding gains on investment securities	7,463,995	4,658,820	14,040,789
Change in funded status of retirement benefit plans:
Pension plans	(3,132,777)	668,041	2,183,000
Postretirement benefit plans	(2,799,278)	(780,555)	(1,886,738)
Comprehensive income tax expense (benefit)	$(6,377,862)	$15,645,207	$31,491,254

The Company had no provision for uncertain tax positions at December 31, 2011 or 2010.  The Company recognized $9,396 of interest income related to U.S. federal taxes during 2011.  The Company did not recognize any interest expense or other penalties related to U.S. federal or state income taxes during 2011, 2010 or 2009.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files a U.S. federal tax return, along with various states income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2008.

11.       SURPLUS NOTES

The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual.  Effective February 1, 2008, the interest rate on these surplus notes was increased from 3.09 percent to 3.60 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the Boards of Directors of the Company and Employers Mutual every five years, with the next review due in 2013.  Payment of interest and repayment of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective state of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $900,000 in 2011, 2010 and 2009.  At December 31, 2011, the Company’s property and casualty insurance subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2011.

12.       EMPLOYEE RETIREMENT PLANS

Employers Mutual has various employee benefit plans, including two defined benefit pension plans and two postretirement benefit plans that provide retiree healthcare and life insurance coverage.

Employers Mutual’s pension plans include a qualified defined benefit pension plan and a non-qualified defined benefit supplemental pension plan.  The qualified defined benefit plan covers substantially all of its employees.  This plan is funded by employer contributions and provides benefits under two different formulas, depending on an employee’s age and date of service.  Benefits generally vest after three years of service or the attainment of 55 years of age.  It is Employers Mutual’s funding policy to make contributions sufficient to be in compliance with minimum regulatory funding requirements plus additional amounts as determined by management.

Employers Mutual’s non-qualified defined benefit supplemental pension plan provides retirement benefits for a select group of management and highly-compensated employees.  This plan enables select employees to receive retirement benefits without the limit on compensation imposed on qualified defined benefit pension plans by the Internal Revenue Service (IRS) and to recognize compensation that has been deferred in the determination of retirement benefits.  The plan is unfunded and benefits generally vest after three years of service.

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

The following table sets forth the funded status of Employers Mutual’s pension and postretirement benefit plans as of December 31, 2011 and 2010, based upon measurement dates of December 31, 2011 and 2010, respectively.

	Pension plans		Postretirement benefit plans
	2011	2010	2011	2010
Change in projected benefit obligation:
Benefit obligation at beginning of year	$202,338,953	$181,630,998	$110,871,237	$93,768,069
Service cost	11,527,452	10,717,698	4,602,488	3,931,601
Interest cost	9,703,193	9,970,477	5,998,581	5,533,758
Actuarial loss	13,663,453	10,137,667	25,540,194	10,129,942
Benefits paid	(12,132,655)	(10,117,887)	(2,909,110)	(2,720,150)
Medicare subsidy reimbursements	-	-	250,958	228,017
Projected benefit obligation at end of year	225,100,396	202,338,953	144,354,348	110,871,237

Change in plan assets:
Fair value of plan assets at beginning of year	208,419,480	167,142,158	48,684,444	43,216,841
Actual return on plan assets	(4,274,435)	25,080,476	(329,029)	5,707,753
Employer contributions	17,914,302	26,314,733	8,000,000	2,480,000
Benefits paid	(12,132,655)	(10,117,887)	(2,909,110)	(2,720,150)
Fair value of plan assets at end of year	209,926,692	208,419,480	53,446,305	48,684,444
Funded status	$(15,173,704)	$6,080,527	$(90,908,043)	$(62,186,793)
The following tables set forth the amounts recognized in the Company’s financial statements as a result of the property and casualty insurance subsidiaries’ aggregate 30 percent participation in the pooling agreement and amounts allocated to the reinsurance subsidiary as of December 31, 2011 and 2010:

Amounts recognized in the Company’s consolidated balance sheets:

	Pension plans		Postretirement benefit plans
	2011	2010	2011	2010
Assets:
Prepaid pension benefits	$-	$5,125,701	$-	$-
Liability:
Pension and postretirement benefits	(4,779,344)	(3,462,118)	(24,892,491)	(16,956,598)
Net amount recognized	$(4,779,344)	$1,663,583	$(24,892,491)	$(16,956,598)

Amounts recognized in the Company’s consolidated balance sheets under the caption “accumulated other comprehensive income”, before deferred income taxes:

	Pension plans		Postretirement benefit plans
	2011	2010	2011	2010
Net actuarial loss	$(24,919,034)	$(15,838,345)	$(15,625,079)	$(8,191,312)
Prior service (cost) credit	(137,624)	(267,517)	4,046,180	4,610,349
Net amount recognized	$(25,056,658)	$(16,105,862)	$(11,578,899)	$(3,580,963)

During 2012, the Company will amortize $2,057,747 of net actuarial loss and $89,607 of prior service cost associated with the pension plans into net periodic benefit cost.  In addition, the Company will amortize $619,217 of prior service credit and $1,146,044 of net actuarial loss associated with the postretirement benefit plans into net periodic postretirement benefit cost in 2012.

Amounts recognized in the Company’s consolidated statements of comprehensive income:

	Pension plans		Postretirement benefit plans
	2011	2010	2011	2010
Net actuarial gain (loss)	$(9,080,689)	$1,774,217	$(7,433,767)	$(1,673,900)
Prior service (cost) credit	129,893	134,471	(564,169)	(556,253)
Net amount recognized	$(8,950,796)	$1,908,688	$(7,997,936)	$(2,230,153)

The following table sets forth the projected benefit obligation, accumulated benefit obligation and fair value of plan assets of Employers Mutual’s non-qualified pension plan.  The amounts related to the qualified pension plan are not included since the plan assets exceeded the accumulated benefit obligation.

	Year ended December 31,
	2011	2010
Projected benefit obligation	$11,871,591	$10,924,975
Accumulated benefit obligation	10,466,653	9,211,098
Fair value of plan assets	-	-

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Year ended December 31,
	2011	2010	2009
Pension plans:
Service cost	$11,527,452	$10,717,698	$9,886,960
Interest cost	9,703,193	9,970,477	9,804,408
Expected return on plan assets	(15,506,042)	(12,676,990)	(9,654,133)
Amortization of net actuarial loss	3,528,096	3,995,656	5,432,367
Amortization of prior service cost	432,134	452,080	452,297
Net periodic pension benefit cost	$9,684,833	$12,458,921	$15,921,899

Postretirement benefit plans:
Service cost	$4,602,488	$3,931,601	$2,771,480
Interest cost	5,998,581	5,533,758	4,281,570
Expected return on plan assets	(2,929,894)	(2,952,489)	(2,412,020)
Amortization of net actuarial loss	1,776,849	1,350,949	98,054
Amortization of prior service credit	(2,131,256)	(2,131,256)	(2,131,256)
Net periodic postretirement benefit cost	$7,316,768	$5,732,563	$2,607,828

Net periodic pension benefit cost allocated to the Company amounted to $2,983,679, $3,842,291 and $4,888,759 in 2011, 2010 and 2009, respectively.  Net periodic postretirement benefit cost allocated to the Company for the years ended December 31, 2011, 2010 and 2009 was $2,111,176, $1,639,727 and $732,969, respectively.

The weighted-average assumptions used to measure the benefit obligations are as follows:

	Year ended December 31,
	2011	2010
Pension plans:
Discount rate	4.13%	5.00%
Rate of compensation increase:
Qualified pension plan	4.73%	4.73%
Non-qualified pension plan	4.68%	4.68%

Postretirement benefit plans:
Discount rate	4.59%	5.50%

The weighted-average assumptions used to measure the net periodic benefit costs are as follows:

	Year ended December 31,
	2011	2010	2009
Pension plans:
Discount rate	5.00%	5.75%	6.25%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase:
Qualified pension plan	4.73%	4.73%	4.73%
Non-qualified pension plan	4.68%	4.68%	4.68%

Postretirement benefit plans:
Discount rate	5.50%	6.00%	6.25%
Expected long-term rate of return on plan assets	6.25%	6.75%	6.00%

The expected long-term rates of return on plan assets were developed considering actual historical results, current and expected market conditions, plan asset mix and management’s investment strategy.

	Year ended December 31,
	2011	2010
Assumed health care cost trend rate:
Health care cost trend rate assumed for next year	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2018

The assumed health care cost trend rate has a significant effect on the service and interest cost components of the net periodic benefit cost and the benefit obligation reported for the postretirement benefit plans.  A one-percentage-point change in the assumed health care cost trend rate would have the following effects on the plan:

	One-percentage-point
	Increase	Decrease
Effect on total of service and interest cost	$1,933,454	$(1,528,560)
Effect on postretirement benefit obligation	$23,548,256	$(18,811,979)

The following benefit payments, which reflect expected future service, are expected to be paid from the plans over the next ten years:

		Postretirement benefits
	Pension benefits	Gross	Medicare subsidy	Net
2012	$24,272,124	$4,334,324	$455,337	$3,878,987
2013	23,736,512	4,776,874	539,942	4,236,932
2014	21,625,401	5,357,977	622,994	4,734,983
2015	23,381,507	6,073,150	729,013	5,344,137
2016	20,624,611	6,673,854	844,846	5,829,008
2017 - 2021	118,246,092	44,014,437	6,240,547	37,773,890

Employers Mutual manages the VEBA trust assets internally.  The portfolio is currently in the funding stage, with the expectation that over time contributions, investment returns and life insurance death benefits will be large enough to cover current and future expenses.  As such, an emphasis is placed on asset accumulation, with current income generation secondary.

Assets contained in the VEBA trust to fund Employers Mutual’s postretirement benefit obligations are currently invested in universal life insurance policies (issued by EMC National Life Company, an affiliate of Employers Mutual, that carry a guaranteed interest rate of 4.5%), mutual funds and an exchange-traded fund (ETF).  The mutual funds include funds that are invested in fixed income, international equity and domestic equity securities.  The ETF is an emerging markets fund.

See Note 8 for a discussion on fair value measurement.  The following is a description of the fair value pricing techniques used for the asset classes of Employers Mutual’s VEBA trust.

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

•	ETF: Valued at the closing price from the applicable exchange.

•	Life Insurance Contract: Valued at the cash accumulation value, which approximates fair value.

The fair values of the assets held in Employers Mutual’s VEBA trust are as follows:

		Fair value measurements at December 31, 2011 using
		Quoted prices in	Significant	Significant
		active markets for	other observable	unobservable
		identical assets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Money market fund	$8,257,236	$8,257,236	$-	$-
Emerging markets ETF	2,113,395	2,113,395	-	-
Mutual funds:	-
Equity	22,712,199	22,712,199	-	-
Tax exempt fixed income	2,563,139	2,563,139	-	-
International equity	5,309,728	5,309,728	-	-
Life insurance contracts	12,490,608	-	-	12,490,608
	$53,446,305	$40,955,697	$-	$12,490,608

		Fair value measurements at December 31, 2010 using
		Quoted prices in	Significant	Significant
		active markets for	other observable	unobservable
		identical assets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Money market fund	$3,277,205	$3,277,205	$-	$-
Emerging markets ETF	2,662,955	2,662,955	-	-
Mutual funds:
Equity	16,581,112	16,581,112	-	-
Tax exempt fixed income	2,335,575	2,335,575	-	-
International equity	11,701,729	11,701,729	-	-
Life insurance contracts	12,125,868	-	-	12,125,868
	$48,684,444	$36,558,576	$-	$12,125,868

Presented below is a reconciliation of the assets measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010.

	Fair value measurements
	using significant
	unobservable inputs (Level 3)
	Life insurance contracts
	2011	2010
Balance at beginning of year	$12,125,868	$12,118,917

Actual return on plan assets:
Increase in cash accumulation value of life insurance contracts	364,740	361,459
Gain on life insurance death benefit	-	657,667
Settlement of life insurance death benefit	-	(1,012,175)
Balance at end of year	$12,490,608	$12,125,868

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

The following is a description of the fair value pricing techniques used for the asset classes of Employers Mutual’s qualified pension plan.

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

The fair values of the assets held in Employers Mutual’s defined benefit retirement plan are as follows:

		Fair value measurements at December 31, 2011 using
		Quoted prices in	Significant	Significant
		active markets for	other observable	unobservable
		identical assets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Bond and mortgage separate account	$29,850,049	$-	$29,850,049	$-
Pooled separate accounts:
U.S. stock funds	109,097,915	-	109,097,915	-
International stock funds	35,955,255	-	35,955,255	-
U.S. bond funds	23,705,875	-	23,705,875	-
Short-term funds	2,968,750	-	2,968,750	-
Real estate securities fund	8,348,848	8,348,848	-	-
	$209,926,692	$8,348,848	$201,577,844	$-

		Fair value measurements at December 31, 2010 using
		Quoted prices in	Significant	Significant
		active markets for	other observable	unobservable
		identical assets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Bond and mortgage separate account	$30,272,703	$-	$30,272,703	$-
Pooled separate accounts:
U.S. stock funds	110,075,754	-	110,075,754	-
International stock funds	39,572,143	-	39,572,143	-
U.S. bond funds	12,537,854	-	12,537,854	-
Short-term funds	8,875,768	-	8,875,768	-
Real estate securities fund	7,085,258	7,085,258	-	-
	$208,419,480	$7,085,258	$201,334,222	$-

Employers Mutual plans to contribute approximately $22,000,000 to the pension plan and $5,500,000 to the VEBA trust in 2012.

The Company participates in other benefit plans sponsored by Employers Mutual, including its 401(k) Plan, Board and Executive Non-Qualified Excess Plans and Defined Contribution Supplemental Executive Retirement Plan.  The Company’s share of expenses for these plans amounted to $1,523,675, $1,428,369 and $1,380,945 in 2011, 2010 and 2009, respectively.

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

The Company recognized compensation expense from these plans of $190,032 ($136,281 net of tax), $136,599 ($112,137 net of tax) and $282,528 ($237,605 net of tax) in 2011, 2010 and 2009, respectively.

During the first quarter of 2011, 302,180 non-qualified stock options were granted under the 2007 Plan to eligible participants at a price of $24.41.  During 2011, 38,631 options were exercised under the plans at prices ranging from $11.38 to $20.68.  A summary of the activity under Employers Mutual’s stock option plans for 2011, 2010 and 2009 is as follows:

	Year ended December 31,
	2011		2010		2009
		Weighted-		Weighted-		Weighted-
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	options	price	options	price	options	price
Outstanding, beginning of year	1,251,489	$21.25	1,172,614	$20.96	929,716	$21.57
Granted	302,180	24.41	219,476	20.72	304,400	18.87
Exercised	(38,631)	18.67	(73,086)	15.70	(37,271)	17.10
Expired	(50,918)	21.51	(50,315)	20.26	(12,430)	23.86
Forfeited	(2,025)	19.13	(17,200)	21.68	(9,125)	22.91
Surrendered	-	-	-	-	(2,676)	25.46
Outstanding, end of year	1,462,095	$21.96	1,251,489	$21.25	1,172,614	$20.96

Exercisable, end of year	762,888	$21.64	638,788	$21.40	537,786	$20.48

The weighted average fair value of options granted in 2011, 2010 and 2009 amounted to $4.44, $1.77 and $2.30, respectively.  Employers Mutual estimated the fair value of each option grant on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted-average assumptions:

	Year ended December 31,
	2011	2010	2009
Weighted-average dividend yield	3.11%	3.47%	3.82%
Expected volatility	20.9% - 51.2%	16.7% - 23.6%	22.7% - 43.8%
Weighted-average volatility	32.76%	19.17%	35.24%
Risk-free interest rate	0.17% - 2.75%	0.16% - 2.99%	0.38% - 2.81%
Expected term (years)	0.25 - 6.40	0.25 - 6.30	0.25 - 6.30

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

At December 31, 2011, the Company’s portion of the unrecognized compensation cost associated with option awards issued under Employers Mutual’s stock option plans that are not currently vested was $412,953, with a 1.7 year weighted-average period over which the compensation expense is expected to be recognized.  A summary of non-vested option activity under Employers Mutual’s stock option plans for 2011, 2010 and 2009 is as follows:

	Year ended December 31,
	2011		2010		2009
		Weighted-		Weighted-		Weighted-
	Number	average	Number	average	Number	average
	of	grant-date	of	grant-date	of	grant-date
	options	fair value	options	fair value	options	fair value
Non-vested, beginning of year	612,701	$2.45	634,828	$2.91	523,985	$3.55
Granted	302,180	4.44	219,476	1.77	304,400	2.30
Vested	(213,649)	2.57	(224,403)	3.14	(189,006)	3.70
Forfeited	(2,025)	3.03	(17,200)	4.15	(1,875)	2.30
Surrendered	-	-	-	-	(2,676)	3.82
Non-vested, end of year	699,207	$3.27	612,701	$2.45	634,828	$2.91

The Company’s portion of the total intrinsic value of options exercised under Employers Mutual’s stock option plans was $54,932, $125,939 and $51,461 in 2011, 2010 and 2009, respectively.  Under the terms of the pooling and quota share agreements, these amounts were paid to Employers Mutual.  The Company received the full fair value for all shares issued under these plans.  The Company’s portion of the total fair value of options that vested in 2011, 2010 and 2009 was $164,298, $211,507 and $282,528, respectively.  Additional information relating to options outstanding and options vested (exercisable) at December 31, 2011 is as follows:

	December 31, 2011
		Weighted-		Weighted-
	Number	average	Aggregate	average
	of	exercise	intrinsic	remaining
	options	price	value	term
Options outstanding	1,462,095	$21.96	$846,430	6.15
Options exercisable	762,888	$21.64	$586,178	4.39

The 1993 Plan and 2003 Plan do not generally generate tax deductions for the Company because only incentive stock options could be issued under these plans.  The Company has recorded a deferred tax benefit for a portion of the March 2008 grant and for all subsequent grants (all made under the 2007 Plan) because non-qualified options were issued.  The Company’s portion of the current tax deduction realized from exercises of stock options was $11,341, $2,644 and $1,970 in 2011, 2010 and 2009, respectively.  These actual deductions were in excess of the deferred tax benefits recorded in conjunction with the compensation expense (referred to as excess tax benefits) and are reflected in the statement of cash flows as a financing cash inflow and a corresponding cash outflow from operating activities ($6,622 and $542 as the Company’s portion in 2011 and 2010, respectively).  The income tax benefit that results from disqualifying dispositions of stock purchased through incentive stock options is deemed immaterial.

Employee Stock Purchase Plan

A total of 500,000 shares of the Company’s common stock were reserved for issuance under the Employers Mutual Casualty Company 1993 Employee Stock Purchase Plan.  Any employee who was employed by Employers Mutual on the first day of the month immediately preceding any option period was eligible to participate in the plan.  Participants paid 85 percent of the fair market value of the stock on the date of purchase.  This plan was replaced by a new plan during 2008, and the 217,862 shares that were unused as of December 31, 2008 were de-registered in 2009.

On May 30, 2008, the Company registered 500,000 shares of the Company’s common stock for use in the Employers Mutual Casualty Company 2008 Employee Stock Purchase Plan.  Any employee may participate in the plan by delivering, during the first twenty days of the calendar month preceding the first day of an election period, a payroll deduction authorization to the plan administrator; or making a cash contribution (employees designated as “Insiders” are required to give six months advance notice prior to participating in the plan).  Participants pay 85 percent of the fair market value of the stock on the date of purchase.  The plan is administered by the Board of Employers Mutual, and the Board has the right to amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options.  Expenses allocated to the Company in connection with this plan totaled $39,150, $26,657 and $25,892 in 2011, 2010 and 2009, respectively.

During 2011, a total of 34,321 options were exercised at prices ranging from $15.64 to $21.08.  Activity under the plan was as follows:

	Year ended December 31,
	2011	2010	2009
Shares available for purchase, beginning of year	441,423	468,122	709,381
Shares deregistered under the 1993 plan	-	-	(217,862)
Shares purchased under the plan	(34,321)	(26,699)	(23,397)
Shares available for purchase, end of year	407,102	441,423	468,122

Non-Employee Director Stock Option Plan

A total of 200,000 shares of the Company’s common stock have been reserved for issuance under the 2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan.  All non-employee directors of Employers Mutual and its subsidiaries and affiliates who are not serving on the “Disinterested Director Committee” of the Board of Employers Mutual as of the beginning of an option period are eligible to participate in the plan.  Each eligible director can purchase shares of common stock at 75 percent of the fair value of the stock on the option exercise date in an amount equal to a minimum of 25 percent and a maximum of 100 percent of their annual cash retainer.  The plan will continue through the option period for options granted at the 2012 annual meetings.  The plan is administered by the Disinterested Director Committee of the Board.  The Board may amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options.  Expenses allocated to the Company in connection with this plan totaled $48,877, $10,931 and $15,326 in 2011, 2010 and 2009, respectively.

During 2011, a total of 12,381 options were exercised at prices ranging from $13.53 to $17.66.  Activity under the plan was as follows:

	Year ended December 31,
	2011	2010	2009
Shares available for purchase, beginning of year	167,848	172,630	176,508
Shares purchased under the plan.	(12,381)	(4,782)	(3,878)
Shares available for purchase, end of year	155,467	167,848	172,630

Dividend Reinvestment Plan

The Company maintains a dividend reinvestment and common stock purchase plan which provides stockholders with the option of reinvesting cash dividends in additional shares of the Company’s common stock.  Participants may also purchase additional shares of common stock without incurring broker commissions by making optional cash contributions to the plan, and may sell shares of common stock through the plan.  Employers Mutual did not participate in this plan in 2011, 2010 or 2009.  Activity under the plan was as follows:

	Year ended December 31,
	2011	2010	2009
Shares available for purchase, beginning of year	169,383	175,609	182,141
Shares purchased under the plan	(8,147)	(6,226)	(6,532)
Shares available for purchase, end of year	161,236	169,383	175,609

Range of purchase prices	$18.13	$20.48	$20.44
	to	to	to
	$24.25	$23.62	$22.62

Stock Appreciation Right (SAR) agreement

On October 19, 2006, Employers Mutual entered into a stock appreciation rights (SAR) agreement with the Company’s Executive Vice President and Chief Operating Officer (Mr. Murray) at that time.  This SAR agreement is a substitute for an incentive stock option grant Mr. Murray was initially authorized to receive as part of his 2006 compensation arrangement, but was not issued to him due to certain limitations contained in Employers Mutual’s incentive stock option plan.  The grant-date fair value of this award was $546,300.  Because the SAR agreement will be settled in cash, it is considered to be a liability-classified award under ASC Topic 718.  As a result, the value of this agreement must be re-measured at fair value at each financial statement reporting date, subject to a minimum fair value of $318,825 stipulated in the SAR agreement.  The fair value of this agreement at December 31, 2011, 2010 and 2009 was $318,825 ($95,648 for the Company).  The full value of this agreement was expensed in 2006 because Mr. Murray was eligible for retirement and was entitled to keep the award at retirement.  As a result, the award did not have any subsequent service requirements.  Subsequent changes in the fair value of this agreement will be reflected as compensation expense until the agreement is ultimately settled in 2016.  During 2011, 2010 and 2009, the Company did not recognize any compensation expense related to this award as the fair value of the award did not change.

14.       STOCK REPURCHASE PROGRAMS

Stock Repurchase Plans

On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program.  On October 31, 2008, the Company’s Board of Directors announced an extension of the stock repurchase program, authorizing an additional $10,000,000.  During 2011, the Company completed the program with the repurchase of 98,200 shares of its common stock at an average cost of $18.84 per share.  In total, the Company repurchased 1,078,733 shares of its common stock at a cost of $24,998,330 under the program.

On November 3, 2011, the Company’s Board of Directors authorized a new $15,000,000 stock repurchase program.  This program became effective immediately and does not have an expiration date.  The timing and terms of the purchases are determined by management based on market conditions and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock repurchased under this program will be retired by the Company.  The Company did not repurchase any shares under this program during the fourth quarter.

Stock Purchase Plan

During the second quarter of 2005, Employers Mutual initiated a $15,000,000 stock purchase program under which Employers Mutual will purchase shares of the Company’s common stock in the open market.  This purchase program does not have an expiration date; however, this program is currently dormant and will remain so while the Company’s repurchase program is active.  The timing and terms of the purchases are determined by management based on market conditions and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  No purchases were made during 2011, 2010 and 2009.  As of December 31, 2011, $4,490,561 remained available under this plan for additional purchases.

15.       LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota, with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All of these lease costs are included as expenses under the pooling agreement.  The following table reflects the lease commitments of the Company as of December 31, 2011.

	Payments due by period
		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
Lease commitments
Real estate operating leases	$8,095,542	$1,311,675	$2,383,972	$2,029,422	$2,370,473

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $1,038,797 and $1,269,022 have been accrued as of December 31, 2011 and 2010, respectively.  Premium tax offsets of $665,829 and $758,362, which are related to prior guarantee fund payments and current assessments, have been accrued as of December 31, 2011 and 2010, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  Estimated second-injury fund assessments of $1,873,392 and $1,613,021 have been accrued as of December 31, 2011 and 2010, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of these annuities was $162,144 at December 31, 2011.  The Company has a contingent liability for the aggregate guaranteed amount of the annuities of $239,486 at December 31, 2011 should the issuers of those annuities fail to perform.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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

16.       UNAUDITED INTERIM FINANCIAL INFORMATION

	Three months ended,
	March 31	June 30	September 30	December 31
2011
Total revenues	$116,827,435	$114,341,363	$115,423,984	$126,051,859
Income (loss) before income tax expense (benefit)	$6,355,381	$(21,012,793)	$(8,005,796)	$12,655,792
Income tax expense (benefit)	1,134,031	(8,531,574)	(3,861,713)	3,349,454
Net income (loss)	$5,221,350	$(12,481,219)	$(4,144,083)	$9,306,338
Net income (loss) per share - basic and diluted*	$0.40	$(0.96)	$(0.32)	$0.72

	Three months ended,
	March 31	June 30	September 30	December 31
2010
Total revenues	$105,593,652	$108,467,951	$111,498,694	$117,703,217
Income before income tax expense	$14,543,054	$3,495,632	$9,816,451	$14,590,087
Income tax expense	4,664,962	197,159	2,357,876	3,878,904
Net income	$9,878,092	$3,298,473	$7,458,575	$10,711,183
Net income per share - basic and diluted*	$0.75	$0.25	$0.57	$0.83

*  Since the weighted-average number of shares outstanding for the quarters are calculated independently of the weighted-average number of shares outstanding for the year, quarterly net income (loss) per share may not total to annual net income (loss) per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

The Board of Directors and Stockholders
EMC Insurance Group Inc.

We have audited the consolidated financial statements of EMC Insurance Group Inc. and Subsidiaries (the Company) as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and have issued our report thereon dated March 14, 2012 (included elsewhere in this Annual Report on Form 10-K).  Our audits also include the financial statement schedules listed in Item 15(a)2 of this Annual Report on Form 10-K.  These schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.  As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its methods of accounting for other-than-temporary impairments effective April 1, 2009.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 14, 2012

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule I – Summary of Investments-
Other than Investments in Related Parties

December 31, 2011

			Amount at
			which shown
			in the
Type of investment	Cost	Fair value	balance sheet

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,681,611	$5,011,250	$5,011,250
U.S. government-sponsored agencies	149,016,862	152,179,684	152,179,684
Obligations of states and political subdivisions	373,597,081	401,127,528	401,127,528
Commercial mortgage-backed	89,452,202	99,106,059	99,106,059
Residential mortgage-backed	20,740,802	21,902,112	21,902,112
Other asset-backed	10,440,167	11,942,191	11,942,191
Corporate	252,010,891	266,934,752	266,934,752
Total fixed maturity securities	899,939,616	958,203,576	958,203,576

Equity securities:
Common stocks:
Financial services	8,479,330	9,518,685	9,518,685
Information technology	12,757,833	17,818,367	17,818,367
Healthcare	13,150,669	16,237,164	16,237,164
Consumer staples	9,572,447	10,460,870	10,460,870
Consumer discretionary	9,054,299	13,710,379	13,710,379
Energy	15,932,242	19,947,029	19,947,029
Industrials	4,983,996	5,742,518	5,742,518
Other	11,774,715	12,916,041	12,916,041
Non-redeemable preferred stocks	5,160,600	4,949,000	4,949,000
Total equity securities	90,866,131	111,300,053	111,300,053

Other long-term investments	14,527	14,527	14,527

Short-term investments	42,628,926	42,628,926	42,628,926
Total investments	$1,033,449,200	$1,112,147,082	$1,112,147,082

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant

Condensed Balance Sheets

	December 31,
	2011	2010
ASSETS
Investment in common stock of subsidiaries (equity method)	$355,540,694	$363,926,907
Short-term investments	2,774,323	4,255,644
Cash	122,459	381,618
Accrued investment income	-	640
Prepaid assets	75,831	84,477
Accounts receivable	73,200	-
Income taxes recoverable	466,547	467,139
Total assets	$359,053,054	$369,116,425

LIABILITIES
Accounts payable	$136,353	$181,649
Indebtedness to affiliate	148,356	293,774
Total liabilities	284,709	475,423

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 12,875,591 shares in 2011 and 12,927,678 shares in 2010	12,875,591	12,927,678
Additional paid-in capital	88,310,632	88,937,294
Accumulated other comprehensive income (loss):
Net unrealized losses on fixed maturity securities with "other-than-temporary" impairments	-	(69,852)
Other net unrealized gains	51,153,622	37,361,774
Unrecognized pension and postretirement benefit obligations (all affiliated)	(23,813,112)	(12,796,435)
Total accumulated other comprehensive income	27,340,510	24,495,487
Retained earnings	230,241,612	242,280,543
Total stockholders' equity	358,768,345	368,641,002
Total liabilities and stockholders' equity	$359,053,054	$369,116,425

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant, Continued

Condensed Statements of Income

	Year ended December 31,
	2011	2010	2009
REVENUES
Dividends received from subsidiaries	$10,000,064	$17,000,064	$12,500,032
Investment income (loss)	(2,861)	(449)	10,543
	9,997,203	16,999,615	12,510,575

Operating expenses	1,330,129	1,334,234	1,346,388

Income before income tax benefit and equity in undistributed net income (loss) of subsidiaries	8,667,074	15,665,381	11,164,187

Income tax benefit	(466,548)	(467,139)	(467,545)

Income before equity in undistributed net income (loss) of subsidiaries	9,133,622	16,132,520	11,631,732

Equity in undistributed net income (loss) of subsidiaries	(11,231,236)	15,213,803	33,738,882

Net income (loss)	$(2,097,614)	$31,346,323	$45,370,614

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant, Continued

Condensed Statements of Comprehensive Income

	Year ended December 31,
	2011	2010	2009

Net income (loss)	$(2,097,614)	$31,346,323	$45,370,614

Other comprehensive income (loss):
Change in unrealized holding gains on investment securities, net of deferred income taxes	19,894,900	11,210,173	36,635,698

Reclassification adjustment for realized investment gains included in net income (loss), net of income taxes	(6,103,052)	(2,593,072)	(11,098,601)

Change in unrealized holding gains (losses) on fixed maturity securities with "other-than-temporary"impairment, net of deferred income taxes	13,941	(43,356)	1,089,528

Reclassification adjustment for realized investment (gains) losses from fixed maturity securities with "other-than-temporary" impairment included in net income (loss), net of income taxes	55,911	78,351	(550,875)

Change in funded status of affiliate's pension and postretirement benefit plans, net of deferred income taxes:
Net actuarial gain (loss)	(10,734,397)	65,206	839,077
Prior service credit	(282,280)	(274,157)	(288,873)

Other comprehensive income	2,845,023	8,443,145	26,625,954

Total comprehensive income	$747,409	$39,789,468	$71,996,568

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant, Continued

Condensed Statements of Cash Flows

	Year ended December 31,
	2011	2010	2009

Net cash provided by operating activities	$9,069,618	$16,235,888	$11,627,479

Cash flows from investing activities
Net (purchases) sales of short-term investments	1,481,321	(2,204,497)	1,067,837
Net cash (used in) provided by investing activities	1,481,321	(2,204,497)	1,067,837

Cash flows from financing activities
Issuance of common stock through affiliate's stock option plans	974,493	1,105,605	318,872
Excess tax benefit associated with affiliate's stock option plans	6,622	542	-
Repurchase of common stock	(1,849,896)	(5,296,537)	(3,589,654)
Dividends paid to stockholders (affiliated ($6,042,846), ($5,728,932) and ($5,650,454))	(9,941,317)	(9,512,360)	(9,506,987)
Net cash used in financing activities	(10,810,098)	(13,702,750)	(12,777,769)

Net increase (decrease) in cash	(259,159)	328,641	(82,453)
Cash at the beginning of the year	381,618	52,977	135,430

Cash at the end of the year	$122,459	$381,618	$52,977

Income taxes recovered	$467,140	$467,545	$409,068
Interest paid	$-	$-	$-

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule III – Supplementary Insurance Information

For Years Ended December 31, 2011, 2010 and 2009

							Amortization
	Deferred	Loss and				Losses and	of deferred
	policy	settlement			Net	settlement	policy	Other
	acquisition	expense	Unearned	Premium	investment	expenses	acquisition	underwriting	Premiums
Segment	costs	reserves	premiums	revenue	income	incurred	costs	expenses	written

Year ended December 31, 2011:
Property and casualty insurance	$38,214,946	$419,991,246	$164,048,988	$321,649,215	$33,718,436	$251,449,247	$77,810,011	$32,678,652	$333,294,142
Reinsurance	2,523,619	173,309,001	16,640,389	94,753,098	12,395,350	91,525,190	19,742,819	617,916	96,493,350
Parent company	-	-	-	-	(2,861)	-	-	-	-
Consolidated	$40,738,565	$593,300,247	$180,689,377	$416,402,313	$46,110,925	$342,974,437	$97,552,830	$33,296,568	$429,787,492

Year ended December 31, 2010:
Property and casualty insurance	$35,521,955	$402,701,257	$152,450,370	$305,646,658	$36,966,159	$208,114,161	$74,298,312	$34,184,263	$310,794,289
Reinsurance	2,062,493	153,439,699	15,445,749	83,475,492	12,523,505	46,526,358	17,799,907	9,240,176	84,054,820
Parent company	-	-	-	-	(449)	-	-	-	-
Consolidated	$37,584,448	$556,140,956	$167,896,119	$389,122,150	$49,489,215	$254,640,519	$92,098,219	$43,424,439	$394,849,109

Year ended December 31, 2009:
Property and casualty insurance	$34,704,000	$410,465,012	$148,842,413	$308,079,036	$35,679,586	$199,124,285	$73,409,970	$36,841,268	$312,814,883
Reinsurance	1,946,628	145,686,565	10,643,683	75,931,865	12,069,177	49,625,174	14,582,779	2,175,711	75,901,429
Parent company	-	-	-	-	10,543	-	-	-	-
Consolidated	$36,650,628	$556,151,577	$159,486,096	$384,010,901	$47,759,306	$248,749,459	$87,992,749	$39,016,979	$388,716,312

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule IV – Reinsurance

For Years Ended December 31, 2011, 2010 and 2009

		Ceded to	Assumed		Percentage of
	Gross	other	from other	Net	amount
	amount	companies	companies	amount	assumed to net
Year ended December 31, 2011:
Consolidated earned premiums	$283,482,713	$335,355,738	$468,275,338	$416,402,313	112.5%

Year ended December 31, 2010:
Consolidated earned premiums	$249,254,444	$296,241,838	$436,109,544	$389,122,150	112.1%

Year ended December 31, 2009:
Consolidated earned premiums	$230,497,985	$255,520,536	$409,033,452	$384,010,901	106.5%

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule VI – Supplemental Information Concerning
Property-Casualty Insurance Operations

For Years Ended December 31, 2011, 2010 and 2009

	Deferred	Reserves for	Discount, if
	policy	losses and	any, deducted			Net
	acquisition	settlement	from	Unearned	Earned	investment
	costs	expenses	reserves	premiums	premiums	income

Year ended December 31, 2011:	$40,738,565	$593,300,247	$-	$180,689,377	$416,402,313	$46,113,786

Year ended December 31, 2010:	$37,584,448	$556,140,956	$-	$167,896,119	$389,122,150	$49,489,664

Year ended December 31, 2009:	$36,650,628	$556,151,577	$-	$159,486,096	$384,010,901	$47,748,763

	Losses and settlement		Amortization of
	expenses incurred related to		deferred policy	Paid losses
	Current	Prior	acquisition	and settlement	Premiums
	year	years	costs	expenses	written

Year ended December 31, 2011:	$376,073,620	$(33,099,183)	$97,552,830	$313,986,687	$429,787,492

Year ended December 31, 2010:	$305,389,389	$(50,748,870)	$92,098,219	$254,984,791	$394,849,109

Year ended December 31, 2009:	$297,371,751	$(48,622,292)	$87,992,749	$260,729,636	$388,716,312

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 regarding the Company’s executive officers is included in “Executive Officers of the Company” under Part I, Item 1 of this report.

The information required by Item 10 regarding the audit committee financial expert and the members of the Company’s Audit Committee of the Board of Directors is incorporated by reference from the information under the caption “Information about the Board of Directors and its Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2012.

The information required by Item 10 regarding the Company’s directors is incorporated by reference from the information under the captions “Election of Directors” and “Information about the Board of Directors and its Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2012.

The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2012.

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

See the information under the captions “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 24, 2012, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

See the information under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management and Directors” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 24, 2012, which information is incorporated herein by reference.

Information regarding securities authorized for issuance under equity compensation plans appears in Part II, Item 5 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See the information under the captions “Certain Relationships and Related Persons Transactions” and “Election of Directors” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 24, 2012, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

See the information under the caption “Independent Registered Public Accounting Firm’s Fees” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 24, 2012, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Financial Statements and Schedules

	1.	Financial Statements
					Page
		Management’s Report on Internal Control Over Financial Reporting			105
		Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting			106
		Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements			107
		Consolidated Balance Sheets, December 31, 2011 and 2010			108
		Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009			110
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009			111
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009			112
		Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009			113
		Notes to Consolidated Financial Statements			115

	2.	Schedules

		Report of Independent Registered Public Accounting Firm on Schedules			163
		Schedule I – Summary of Investments – Other Than Investments in Related Parties			164
		Schedule II – Condensed Financial Information of Registrant			165
		Schedule III – Supplementary Insurance Information			169
		Schedule IV - Reinsurance			170
		Schedule VI – Supplemental Information Concerning Property-Casualty Insurance Operations			171

All other schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in the notes to the consolidated financial statements or are not significant in amount.

	3.	Exhibits required by Item 601

		3.	Articles of incorporation and by-laws:

			3.1	Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2008.)

			3.2	By-Laws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 filed with the Company’s Form 8-K filed on March 11, 2011 under Item 5.03.)

	10.	Material contracts.

		10.1.1		EMC Insurance Companies reinsurance pooling agreements between Employers Mutual Casualty Company and certain of its affiliated companies, as amended. (Incorporated by reference to Exhibit 10.1.1 filed with the Company’s Form 10-K for the calendar year ended December 31, 2010.)

		10.1.2		100% Quota Share Reinsurance Retrocessional Agreement between Employers Mutual Casualty Company and EMC Reinsurance Company, effective January 1, 2011. (Incorporated by reference to Exhibit 10.1.2 filed with the Company’s Form 8-K filed on December 22, 2010 under Item 1.01.)

10.1.3	Excess of Loss Reinsurance Agreement between EMC Reinsurance Company and Employers Mutual Casualty Company, effective January 1, 2011, as amended. (Incorporated by reference to Exhibit 10.1.3 filed with the Company’s Form 8-K filed on February 15, 2012 under Item 1.01.)

10.2.1	Summary of 2011 base salary compensation for the Company’s named executive officers. (Incorporated by reference to the Company’s Form 8-K filed on March 11, 2011 under Item 5.02.)*

10.2.2	Summary of compensation for the Company’s non-employee directors. (Incorporated by reference to the Company’s Form 8-K filed on June 1, 2011 under Item 1.01.)*

10.2.3	Senior Executive Compensation Bonus Program (Incorporated by reference to Exhibit 99 filed with the Company’s Form 8-K on February 5, 2009 under Item 5.02.)*

10.2.4	Executive Contingent Salary Plan – EMC Reinsurance Company. (Incorporated by reference to Exhibit 10.2.4 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2010.)*

10.3.1	Deferred Bonus Compensation Plan. (Incorporated by reference to Exhibit 10.3.1 filed with the Company’s Form 10-K for the calendar year ended December 31, 2010.)*

10.3.2	Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan, as amended and restated. (Incorporated by reference to Exhibit 10.8 filed with the Company’s Form 10-Q for the quarterly period ended September 30, 2008.)*

10.3.3	Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan II. (Incorporated by reference to Exhibit 10(w) filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2007.)*

10.3.4	Employers Mutual Casualty Company Non-Employee Directors’ Post-Service Benefits Plan, as amended and restated. (Incorporated by reference to Exhibit 10.10 filed with the Company’s Form 10-Q for the quarterly period ended September 30, 2008.)*

10.3.5	Employers Mutual Casualty Company Supplemental Retirement Plan. (Incorporated by reference to Exhibit 10.11 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2008.)*

10.3.6	Employers Mutual Casualty Company Senior Executive Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.25 filed with the Company’s Form 8-K on November 6, 2008 under Item 5.02.)*

10.3.7	Stock Appreciation Rights Agreement for William A. Murray.*

10.3.8	Employers Mutual Casualty Company Defined Contribution Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.3.8 filed with the Company’s Form 8-K on November 13, 2009 under Item 5.02.)*

10.4.1	Employers Mutual Casualty Company Amended and Restated 2008 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.4.1 filed with the Company’s Form 8-K on March 24, 2009 under Item 8.01.)*

10.4.2	2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan, as amended.*

10.4.3	1993 Employers Mutual Casualty Company Incentive Stock Option Plan, as amended. (Incorporated by reference to Registration Nos. 33-49337 and 333-45279.)*

	10.4.4	2003 Employers Mutual Casualty Company Incentive Stock Option Plan. (Incorporated by reference to Registration No. 333-103722 and 333-128315.)*

	10.4.5	2007 Employers Mutual Casualty Company Stock Incentive Plan. (Incorporated by reference to Registration No. 333-143457.)*

	10.4.6	EMC Insurance Group Inc. Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan. (Incorporated by reference to Registration No. 33-34499.)

	10.5.1	Surplus Note – EMCASCO Insurance Company. (Incorporated by reference to Exhibit 10.19 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2008.)

	10.5.2	Surplus Note – Illinois EMCASCO Insurance Company. (Incorporated by reference to Exhibit 10.20 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2008.)

	10.5.3	Surplus Note – Dakota Fire Insurance Company. (Incorporated by reference to Exhibit 10.21 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2008.)

	10.5.4	Inter-Company Loan Agreement. (Incorporated by reference to Exhibit 10.5.4 filed with the Company’s Form 8-K on January 9, 2012 under Item 1.01.)

	10.6.1	Investment Management Agreement. (Incorporated by reference to Exhibit 10.22 filed with the Company’s Form 10-K for the calendar year ended December 31, 2007.)

	10.6.2	Services Agreement between Employers Mutual Casualty Company and EMC Insurance Group Inc. (Incorporated by reference to Exhibit 10.23 filed with the Company’s Form 10-K for the calendar year ended December 31, 2007.)

	10.6.3	Services Agreement between Employers Mutual Casualty Company and EMC Underwriters, LLC. (Incorporated by reference to Exhibit 10.24 filed with the Company’s Form 10-K for the calendar year ended December 31, 2007.)

	10.6.4	Agreement for Payment of Taxes between Employers Mutual Casualty Company and EMC Insurance Group Inc. and its subsidiaries individually.

21.	Subsidiaries of the Registrant.

23.	Consent of Independent Registered Public Accounting Firm, with respect to Forms S-8 (Registration Nos. 33-49337, 333-104469, 333-45279, 333-103722, 333-128315, 333-143457 and 333-151299).

24.	Power of Attorney.

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*       Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2012.

EMC INSURANCE GROUP INC.

/s/ Bruce G. Kelley
Bruce G. Kelley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2012.

/s/ Bruce G. Kelley
Bruce G. Kelley
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Mark E. Reese
George C. Carpenter III*
Chairman of the Board

/s/ Mark E. Reese
Stephen A. Crane*
Director

/s/ Mark E. Reese
Jonathan R. Fletcher*
Director

/s/ Mark E. Reese
Robert L. Howe*
Director

/s/ Mark E. Reese
Gretchen H. Tegeler*
Director

* by power of attorney

EMC Insurance Group Inc. and Subsidiaries

Index to Exhibits

Exhibit number	Item	Page number

10.3.7*	Stock Appreciation Rights Agreement for William A. Murray.	180

10.4.2*	2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan, as amended.	186

10.6.4*	Agreement for Payment of Taxes between Employers Mutual Casualty Company and EMC Insurance Group Inc. and its subsidiaries individually.	191

21*	Subsidiaries of the Registrant.	193

23*	Consent of Independent Registered Public Accounting Firm.	194

24*	Power of Attorney.	195

31.1*	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	196

31.2*	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.	197

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	198

32.2*	Certification of the Senior Vice President and Chief Financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	199

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith

**    Furnished, not filed