Form 10-Q
period 2012-03-31
EMC INSURANCE GROUP INC
filed 2012-05-09
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common stock, $1.00 par value	12,882,331

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)	(As Adjusted)
Investments:
Fixed maturities:
Securities available-for-sale, at fair value (amortized cost $857,820,238 and $899,939,616)	$922,004,894	$958,203,576
Equity securities available-for-sale, at fair value (cost $106,958,665 and $90,866,131)	131,049,385	111,300,053
Other long-term investments, at cost	12,903	14,527
Short-term investments, at cost	101,770,552	42,628,926
Total investments	1,154,837,734	1,112,147,082

Cash	424,315	255,042
Reinsurance receivables due from affiliate	39,646,296	39,517,108
Prepaid reinsurance premiums due from affiliate	7,131,407	9,378,026
Deferred policy acquisition costs (affiliated $30,789,364 and $30,849,717)	31,044,881	30,849,717
Accrued investment income	10,457,901	10,256,499
Accounts receivable	2,156,360	1,644,782
Income taxes recoverable	2,054,688	9,670,459
Deferred income taxes	2,065,055	6,710,919
Goodwill	941,586	941,586
Other assets (affiliated $6,240,825 and $2,584,111)	6,406,549	2,659,942
Total assets	$1,257,166,772	$1,224,031,162

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)	(As Adjusted)
LIABILITIES
Losses and settlement expenses (affiliated $582,158,934 and $588,846,586)	$586,913,370	$593,300,247
Unearned premiums (affiliated $176,759,939 and $180,689,377)	176,852,210	180,689,377
Other policyholders' funds (all affiliated)	4,884,098	5,061,160
Surplus notes payable to affiliate	25,000,000	25,000,000
Amounts due affiliate to settle inter-company transaction balances	5,997,017	21,033,627
Pension and postretirement benefits payable to affiliate	31,005,479	29,671,835
Other liabilities (affiliated $11,604,219 and $16,744,447)	50,657,596	16,934,321
Total liabilities	881,309,770	871,690,567

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 12,882,331 shares in 2012 and 12,875,591 shares in 2011	12,882,331	12,875,591
Additional paid-in capital	88,513,103	88,310,632
Accumulated other comprehensive income (loss):
Net unrealized gains from investments	57,378,993	51,153,622
Unrecognized pension and postretirement benefit obligations (all affiliated)	(23,378,556)	(23,813,112)
Total accumulated other comprehensive income	34,000,437	27,340,510
Retained earnings	240,461,131	223,813,862
Total stockholders' equity	375,857,002	352,340,595
Total liabilities and stockholders' equity	$1,257,166,772	$1,224,031,162

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31,
	2012	2011
	(Unaudited)	(As Adjusted)
REVENUES
Premiums earned (affiliated $108,743,980 and $97,075,882)	$109,759,756	$96,286,814
Investment income, net	11,156,782	12,078,595
Net realized investment gains, excluding impairment losses on available-for-sale securities	8,918,329	8,504,042
Total "other-than-temporary" impairment losses on available-for-sale securities	-	(245,846)
Net realized investment gains	8,918,329	8,258,196
Other income (all affiliated)	238,998	203,830
	130,073,865	116,827,435
LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $65,016,611 and $73,283,167)	65,240,289	73,369,601
Dividends to policyholders (all affiliated)	1,651,525	2,512,969
Amortization of deferred policy acquisition costs (affiliated $18,958,861 and $17,666,651)	19,214,378	17,449,082
Other underwriting expenses (all affiliated)	15,257,869	15,185,351
Interest expense (all affiliated)	225,000	225,000
Other expense (affiliated $472,033 and $686,863)	586,517	932,378
	102,175,578	109,674,381
Income before income tax expense (benefit)	27,898,287	7,153,054

INCOME TAX EXPENSE (BENEFIT)
Current	7,614,802	1,617,075
Deferred	1,059,750	(203,859)
	8,674,552	1,413,216
Net income	$19,223,735	$5,739,838

Net income per common share - basic and diluted	$1.49	$0.44

Dividend per common share	$0.20	$0.19

Average number of common shares outstanding - basic and diluted	12,879,020	12,935,554

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,
	2012	2011
	(Unaudited)	(As Adjusted)

Net income	$19,223,735	$5,739,838

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains on investment securities, net of deferred income tax expense of $6,473,538 and $ 1,638,868	12,022,285	3,043,609

Reclassification adjustment for realized investment gains included in net income, net of income tax (expense) of ($3,121,415) and ($2,890,369)	(5,796,914)	(5,367,827)

Change in unrealized holding gains on fixed maturity securities with "other-than-temporary" impairment, net of deferred income tax expense of $0 and $34,808	-	64,642

Amortization of amounts associated with affiliate's pension and postretirement benefit plans, net of deferred income tax expense of $233,991 and $92,726:
Net actuarial loss	520,617	250,371
Prior service credit	(86,061)	(78,167)
	434,556	172,204

Other comprehensive income (loss)	6,659,927	(2,087,372)

Total comprehensive income	$25,883,662	$3,652,466

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2012	2011
	(Unaudited)	(As Adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,223,735	$5,739,838

Adjustments to reconcile net income to net cash used in operating activities:
Losses and settlement expenses (affiliated ($6,687,652) and $10,978,190)	(6,386,877)	11,281,275
Unearned premiums (affiliated ($3,929,438) and ($149,323))	(3,837,167)	(78,630)
Other policyholders' funds due to affilitate	(177,062)	257,261
Amounts due affiliate to settle inter-company transaction balances	(15,036,610)	(7,887,411)
Pension and postretirement benefits payable to affiliate	2,002,191	1,266,301
Reinsurance receivables due from affiliate	(129,188)	(2,612,067)
Prepaid reinsurance premiums due from affiliate	2,246,619	736,783
Commission payable (affiliated ($3,503,880) and ($5,344,556))	(3,502,626)	(5,347,980)
Interest payable to affiliate	(675,000)	(675,000)
Deferred policy acquisition costs (affiliated $60,353 and ($882,935))	(195,164)	(896,958)
Stock-based compensation payable to affiliate	77,287	70,243
Accrued investment income	(201,402)	(661,566)
Accrued income tax:
Current	7,614,652	1,616,925
Deferred	1,059,750	(203,859)
Realized investment gains	(8,918,329)	(8,258,196)
Accounts receivable	(511,578)	688,629
Amortization of premium/discount on fixed maturity securities	(199,384)	(263,895)
Other, net (affiliated ($4,616,943) and ($349,329))	(4,568,396)	(444,282)
	(31,338,284)	(11,412,427)
Net cash used in operating activities	$(12,114,549)	$(5,672,589)

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Three months ended March 31,
	2012	2011
	(Unaudited)	(As Adjusted)
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities held-to-maturity	$-	$5,513
Purchases of fixed maturity securities available-for-sale	(38,581,390)	(36,022,457)
Disposals of fixed maturity securities available-for-sale	81,300,643	62,148,580
Purchases of equity securities available-for-sale	(5,735,185)	(29,545,693)
Disposals of equity securities available-for-sale	36,884,298	29,034,594
Disposals of other long-term investments	1,624	3,825
Net purchases of short-term investments	(59,141,626)	(17,829,425)
Net cash provided by investing activities	14,728,364	7,794,937

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affilate's stock option plans	133,043	567,142
Excess tax benefit associated with affilate's stock option plans	(1,119)	7,584
Dividends paid to stockholders (affiliated ($1,569,570) and ($1,491,092))	(2,576,466)	(2,460,241)
Net cash used in financing activities	(2,444,542)	(1,885,515)

NET INCREASE IN CASH	169,273	236,833
Cash at the beginning of the year	255,042	491,994

Cash at the end of the quarter	$424,315	$728,827

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

The accompanying unaudited consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  The Company has evaluated all subsequent events through the date the financial statements were issued.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.  The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.  The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date; however, certain amounts have been adjusted as discussed below.  The December 31, 2011 consolidated balance sheet does not include all of the information and notes required by GAAP for complete financial statements.

Certain amounts previously reported in the prior year’s consolidated financial statements have been reclassified or adjusted to conform to current year presentation.  Most notable is a retrospective adjustment resulting from adoption of new accounting guidance related to deferred policy acquisition costs (see note 2 to these interim consolidated financial statements).  The following tables provide a summary of the adjusted financial information.

	December 31, 2011
	As		Effect
	previously	As	of
	reported	adjusted	change
Balance Sheet
Deferred policy acquisition costs	$40,738,565	$30,849,717	$(9,888,848)
Deferred income taxes	3,249,821	6,710,919	3,461,098
Total assets	1,230,458,912	1,224,031,162	(6,427,750)
Retained earnings	230,241,612	223,813,862	(6,427,750)
Total stockholders' equity	358,768,345	352,340,595	(6,427,750)
Total liabilities and stockholders' equity	1,230,458,912	1,224,031,162	(6,427,750)

	Three months ended March 31, 2011
	As		Effect
	previously	As	of
	reported	adjusted	change
Income Statement
Amortization of deferred policy acquisition costs	$23,810,782	$17,449,082	$(6,361,700)
Other underwriting expenses	9,621,324	15,185,351	5,564,027
Income before income tax expense	6,355,381	7,153,054	797,673
Income tax expense	1,134,031	1,413,216	279,185
Net income	5,221,350	5,739,838	518,488
Net income per common share, basic and diluted	0.40	0.44	0.04

In reading these financial statements, reference should be made to the Company’s 2011 Form 10-K or the 2011 Annual Report to Stockholders for more detailed footnote information.

2.        TRANSACTIONS WITH AFFILIATES

Due to the large number of catastrophic events that exceeded the $3,000,000 retention amount contained in the excess of loss agreement between EMC Reinsurance Company and Employers Mutual in 2011, the terms of the agreement have been changed for fiscal year 2012.  Effective January 1, 2012, the retention amount increased to $4,000,000 per event, while the cost of the protection remained at 10.0 percent of total assumed reinsurance premiums written.

3.        REINSURANCE

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months ended March 31, 2012 and 2011 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide a clear understanding of the true source of the reinsurance activities.  This presentation differs from the classification used in the consolidated financial statements, where “affiliated balances” represent the net amount of all transactions flowing through the pooling and quota share agreements with Employers Mutual.

	Three months ended March 31, 2012
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$79,768,592	$-	$79,768,592
Assumed from nonaffiliates (1)	358,626	25,314,687	25,673,313
Assumed from affiliates .	90,544,743	-	90,544,743
Ceded to nonaffiliates	(5,008,273)	(785,061)	(5,793,334)
Ceded to affiliates (1)	(79,768,592)	(2,452,963)	(82,221,555)
Net premiums written	$85,895,096	$22,076,663	$107,971,759

Premiums earned
Direct	$77,527,691	$-	$77,527,691
Assumed from nonaffiliates	392,796	29,398,070	29,790,866
Assumed from affiliates .	90,461,807	-	90,461,807
Ceded to nonaffiliates	(5,823,213)	(2,216,741)	(8,039,954)
Ceded to affiliates	(77,527,691)	(2,452,963)	(79,980,654)
Net premiums earned	$85,031,390	$24,728,366	$109,759,756

Losses and settlement expenses incurred
Direct	$41,022,963	$-	$41,022,963
Assumed from nonaffiliates	284,059	15,066,192	15,350,251
Assumed from affiliates	53,343,497	173,604	53,517,101
Ceded to nonaffiliates	(1,609,303)	(1,953,619)	(3,562,922)
Ceded to affiliates	(41,022,963)	(64,141)	(41,087,104)
Net losses and settlement expenses incurred	$52,018,253	$13,222,036	$65,240,289

	Three months ended March 31, 2011
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$67,389,515	$-	$67,389,515
Assumed from nonaffiliates (2)	148,275	27,034,789	27,183,064
Assumed from affiliates .	81,889,754	-	81,889,754
Ceded to nonaffiliates	(5,409,729)	(4,638,271)	(10,048,000)
Ceded to affiliates (2)	(67,389,515)	(2,239,652)	(69,629,167)
Net premiums written	$76,628,300	$20,156,866	$96,785,166

Premiums earned
Direct	$65,476,643	$-	$65,476,643
Assumed from nonaffiliates	213,684	26,466,493	26,680,177
Assumed from affiliates	82,631,073	-	82,631,073
Ceded to nonaffiliates	(5,533,465)	(5,251,319)	(10,784,784)
Ceded to affiliates	(65,476,643)	(2,239,652)	(67,716,295)
Net premiums earned	$77,311,292	$18,975,522	$96,286,814

Losses and settlement expenses incurred
Direct	$55,139,822	$-	$55,139,822
Assumed from nonaffiliates	300,990	30,668,591	30,969,581
Assumed from affiliates .	53,230,852	225,060	53,455,912
Ceded to nonaffiliates	(2,364,154)	(3,692,891)	(6,057,045)
Ceded to affiliates	(55,139,822)	(4,998,847)	(60,138,669)
Net losses and settlement expenses incurred	$51,167,688	$22,201,913	$73,369,601

(1)
The “Reinsurance” and “Total” amounts include a $3,405,866 negative portfolio adjustment related to the January 1, 2012 cancellation of a large pro rata account.  Ten percent of this amount ($340,587) is included in the ceded to affiliates amounts in accordance with the terms of the excess of loss reinsurance protection provided by Employers Mutual.

(2)
The “Reinsurance” and “Total” amounts include $1,022,885 associated with a portfolio adjustment related to the January 1, 2011 increase in participation in the Mutual Reinsurance Bureau underwriting association.  Ten percent of this amount ($102,288) is included in the ceded to affiliates amounts in accordance with the terms of the excess of loss reinsurance protection provided by Employers Mutual.

Individual lines in the above tables are defined as follows:
•	“Direct” represents business produced by the property and casualty insurance subsidiaries.
•
“Assumed from nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of involuntary business assumed by the pool participants pursuant to state law.  For the reinsurance subsidiary, this line represents the reinsurance business assumed through the quota share agreement (including “fronting” activities initiated by Employers Mutual, most notably with MRB) and the business assumed outside the quota share agreement.

•
“Assumed from affiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of all the pool members’ direct business.  “Losses and settlement expenses incurred” also includes claim-related services provided by Employers Mutual that are allocated to the property and casualty insurance subsidiaries and the reinsurance subsidiary.

•
“Ceded to nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of the transactions under the ceded reinsurance agreements that provide protection to the pool and each of its participants.  For the reinsurance subsidiary, this line includes reinsurance business that is ceded to other insurance companies in connection with “fronting” activities initiated by Employers Mutual.

•
“Ceded to affiliates” for the property and casualty insurance subsidiaries represents the cession of their direct business to Employers Mutual under the terms of the pooling agreement.  For the reinsurance subsidiary this line includes amounts ceded to Employers Mutual under the terms of the excess of loss reinsurance agreement.

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

Summarized financial information for the Company’s segments is as follows:

	Property and
Three months ended	casualty		Parent
March 31, 2012	insurance	Reinsurance	company	Consolidated
Premiums earned	$85,031,390	$24,728,366	$-	$109,759,756

Underwriting profit	1,900,022	6,495,673	-	8,395,695
Net investment income (loss)	8,175,127	2,983,925	(2,270)	11,156,782
Realized investment gains	7,904,789	1,013,540	-	8,918,329
Other income	238,998	-	-	238,998
Interest expense	225,000	-	-	225,000
Other expenses	219,164	19,765	347,588	586,517
Income (loss) before income tax expense (benefit)	$17,774,772	$10,473,373	$(349,858)	$27,898,287

Assets	$917,194,775	$338,305,043	$376,123,083	$1,631,622,901
Eliminations	-	-	(370,723,950)	(370,723,950)
Reclassifications	-	(3,732,179)	-	(3,732,179)
Net assets	$917,194,775	$334,572,864	$5,399,133	$1,257,166,772

	Property and
Three months ended	casualty		Parent
March 31, 2011	insurance	Reinsurance	company	Consolidated
Premiums earned	$77,311,292	$18,975,522	$-	$96,286,814

Underwriting loss	(4,420,665)	(7,809,524)	-	(12,230,189)
Net investment income	8,897,650	3,180,547	398	12,078,595
Realized investment gains	6,353,354	1,904,842	-	8,258,196
Other income	203,830	-	-	203,830
Interest expense	225,000	-	-	225,000
Other expenses	162,716	421,286	348,376	932,378
Income (loss) before income tax expense (benefit)	$10,646,453	$(3,145,421)	$(347,978)	$7,153,054

Year ended December 31, 2011
Assets	$894,566,764	$325,952,038	$352,625,304	$1,573,144,106
Eliminations	-	-	(349,112,944)	(349,112,944)
Net assets	$894,566,764	$325,952,038	$3,512,360	$1,224,031,162

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three months ended March 31, 2012 and 2011, by line of insurance.

	Three months ended March 31,
	2012	2011
Property and casualty insurance segment
Commercial lines:
Automobile	$17,855,670	$16,143,170
Property	18,338,311	16,689,879
Workers' compensation	18,160,917	16,485,108
Liability	16,183,487	14,571,827
Other	1,891,779	1,919,693
Total commercial lines	72,430,164	65,809,677

Personal lines:
Automobile	6,974,909	6,430,181
Property	5,478,601	4,937,752
Liability	147,716	133,682
Total personal lines	12,601,226	11,501,615
Total property and casualty insurance	$85,031,390	$77,311,292

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$1,446,595	$1,786,117
Property	2,459,360	2,887,840
Crop	276,950	217,787
Casualty	344,052	277,065
Marine/Aviation (1)	3,861,946	221,983
Total pro rata reinsurance	8,388,903	5,390,792

Excess of loss reinsurance:
Property	13,543,760	11,235,697
Casualty	2,788,311	2,345,300
Surety	7,392	3,733
Total excess of loss reinsurance	16,339,463	13,584,730
Total reinsurance	$24,728,366	$18,975,522

Consolidated	$109,759,756	$96,286,814

(1)	Effective January 1, 2012, Employers Mutual began participating in a new offshore energy and liability proportional account that generated $3,578,000 of net premiums earned.

5.         INCOME TAXES

The actual income tax expense for the three months ended March 31, 2012 and 2011 differed from the “expected” income tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Three months ended March 31,
	2012	2011
Computed "expected" income tax expense	$9,764,400	$2,503,568
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(1,155,161)	(1,208,092)
Dividends received deduction	(128,336)	(140,479)
Proration of tax-exempt interest and dividends received deduction	192,525	202,286
Other, net	1,124	55,933
Income tax expense	$8,674,552	$1,413,216

The Company had no provision for uncertain tax positions at March 31, 2012 or December 31, 2011.  The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during the three months ended March 31, 2012 or 2011.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files a U.S. federal tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2009.

6.         EMPLOYEE RETIREMENT PLANS

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended March 31,
	2012	2011
Pension plans:
Service cost	$3,369,584	$3,112,182
Interest cost	2,200,125	2,406,393
Expected return on plan assets	(3,731,361)	(3,876,511)
Amortization of net actuarial loss	1,668,760	840,282
Amortization of prior service cost	72,788	112,370
Net periodic pension benefit cost	$3,579,896	$2,594,716

Postretirement benefit plans:
Service cost	$1,537,530	$1,150,622
Interest cost	1,634,210	1,499,645
Expected return on plan assets	(804,794)	(732,474)
Amortization of net actuarial loss	1,002,154	444,212
Amortization of prior service credit	(532,814)	(532,814)
Net periodic postretirement benefit cost	$2,836,286	$1,829,191

Net periodic pension benefit cost allocated to the Company amounted to $1,099,398 and $797,973 for the three months ended March 31, 2012 and 2011, respectively.  Net periodic postretirement benefit cost allocated to the Company amounted to $821,796 and $527,794 for the three months ended March 31, 2012 and 2011, respectively.

Employers Mutual plans to contribute approximately $22,000,000 to the pension plan and $5,500,000 to the Voluntary Employee Beneficiary Association trust in 2012.  The Company’s share of these contributions, if made, will be approximately $6,731,000 and $1,590,000, respectively.

7.         STOCK-BASED COMPENSATION

The Company has no stock-based compensation plans of its own; however, Employers Mutual has several stock plans which utilize the common stock of the Company.  Employers Mutual can provide the common stock required under its plans by:  1) using shares of common stock that it currently owns; 2) purchasing common stock on the open market; or 3) directly purchasing common stock from the Company at the current fair value.  Employers Mutual has historically purchased common stock from the Company for use in its stock option plans and its non-employee director stock option plan.  Employers Mutual generally purchases common stock on the open market to fulfill its obligations under its employee stock purchase plan.

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

The 1993 Plan and the 2003 Plan permitted the issuance of incentive stock options only, while the 2007 Plan permits the issuance of performance shares, performance units, and other stock-based awards, in addition to qualified (incentive) and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units.  All three plans provide for a ten-year time limit for granting awards.  Options can no longer be granted under the 1993 Plan and no additional options will be granted under the 2003 Plan now that Employers Mutual is utilizing the 2007 Plan.  Options granted under the plans generally have a vesting period of five years, with options becoming exercisable in equal annual cumulative increments commencing on the first anniversary of the option grant.  Option prices cannot be less than the fair value of the common stock on the date of grant.

The Senior Executive Compensation and Stock Option Committee (the “Committee”) of Employers Mutual’s Board of Directors (the “Board”) grants the awards and is the administrator of the plans.  The Company’s Compensation Committee must consider and approve all awards granted to the Company’s executive officers.

The Company recognized compensation expense from these plans of $77,287 ($52,695 net of tax) and $70,243 ($50,104 net of tax) for the three months ended March 31, 2012 and 2011, respectively.  During the first quarter of 2012, 263,161 non-qualified stock options were granted under the 2007 Plan to eligible participants at a price of $20.98, and 13,440 options were exercised under the plans at prices ranging from $16.88 to $19.35.

The weighted average fair value of options granted during the three months ended March 31, 2012 and 2011 amounted to $3.83 and $4.44, respectively.  Employers Mutual estimated the fair value of each option grant on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted-average assumptions:

	2012	2011
Weighted-average dividend yield	3.81%	3.11%
Expected volatility	25.2% - 44.7%	20.9% - 51.2%
Weighted-average volatility	35.61%	32.76%
Risk-free interest rate	0.06% - 1.51%	0.17% - 2.75%
Expected term (years)	0.25 - 6.40	0.25 - 6.40

The expected term of the options granted in 2012 to individuals who were not eligible to retire as of the grant date was estimated using historical data that excluded certain option exercises that occurred prior to the normal vesting period due to the retirement of the option holders.  The expected term used for options granted to individuals who were eligible to retire as of the grant date was three months, reflecting the fact that upon retirement all unvested options immediately become vested, and the option holder has 90 days to exercise his or her outstanding options.  This produced a weighted-average expected term of 3.53 years.

The expected volatility of options granted in 2012 to individuals who were not eligible to retire as of the grant date was computed by using the historical daily prices of the Company’s common stock for a period covering 6.4 years, which approximates the average term of the options.  This produced an expected volatility of 44.7 percent.  The expected volatility of options granted to individuals who were eligible to retire as of the grant date was computed by using the historical daily prices for a three month period.  This produced an expected volatility of 25.2 percent.  The weighted-average volatility of the 2012 option grant was 35.61 percent.

Stock Appreciation Rights (SAR) agreement

No compensation expense was recognized during the three months ended March 31, 2012 and 2011 related to a separate stock appreciation rights agreement that is accounted for as a liability-classified award, because the fair value of the award did not exceed the floor amount contained in the agreement.

8.       DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

	Carrying	Estimated
	amount	fair value
March 31, 2012
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$4,974,514	$4,974,514
U.S. government-sponsored agencies	89,389,407	89,389,407
Obligations of states and political subdivisions	394,783,271	394,783,271
Commercial mortgage-backed	92,821,083	92,821,083
Residential mortgage-backed	20,416,270	20,416,270
Other asset-backed	11,284,526	11,284,526
Corporate	308,335,823	308,335,823
Total fixed maturity securities available-for-sale	922,004,894	922,004,894

Equity securities available-for-sale:
Common stocks:
Financial services	14,819,029	14,819,029
Information technology	18,726,025	18,726,025
Healthcare	19,751,330	19,751,330
Consumer staples	11,738,085	11,738,085
Consumer discretionary	16,944,255	16,944,255
Energy	20,606,891	20,606,891
Industrials	8,033,759	8,033,759
Other	15,956,011	15,956,011
Non-redeemable preferred stocks	4,474,000	4,474,000
Total equity securities available-for-sale	131,049,385	131,049,385

Short-term investments	101,770,552	101,770,552
Other long-term investments	12,903	12,903

Liabilities:
Surplus notes	25,000,000	16,745,200

	Carrying	Estimated
	amount	fair value
December 31,2011
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$5,011,250	$5,011,250
U.S. government-sponsored agencies	152,179,684	152,179,684
Obligations of states and political subdivisions	401,127,528	401,127,528
Commercial mortgage-backed	99,106,059	99,106,059
Residential mortgage-backed	21,902,112	21,902,112
Other asset-backed	11,942,191	11,942,191
Corporate	266,934,752	266,934,752
Total fixed maturity securities available-for-sale	958,203,576	958,203,576

Equity securities available-for-sale:
Common stocks:
Financial services	9,518,685	9,518,685
Information technology	17,818,367	17,818,367
Healthcare	16,237,164	16,237,164
Consumer staples	10,460,870	10,460,870
Consumer discretionary	13,710,379	13,710,379
Energy	19,947,029	19,947,029
Industrials	5,742,518	5,742,518
Other	12,916,041	12,916,041
Non-redeemable preferred stocks	4,949,000	4,949,000
Total equity securities available-for-sale	111,300,053	111,300,053

Short-term investments	42,628,926	42,628,926
Other long-term investments	14,527	14,527

Liabilities:
Surplus notes	25,000,000	17,285,170

The estimated fair value of fixed maturity securities, equity securities and short-term investments is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.

Other long-term investments, consisting primarily of holdings in limited partnerships and limited liability companies, are valued by the various fund managers.  In management’s opinion, these values reflect fair value at March 31, 2012 and December 31, 2011.

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At March 31, 2012 and December 31, 2011, the Company did not hold any fixed maturity securities that were priced solely from broker quotes.

A small number of the Company’s securities are not priced by the independent pricing service.  One is an equity security that is reported as a Level 3 fair value measurement at March 31, 2012 and December 31, 2011, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements.  This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $2,250 at March 31, 2012 and December 31, 2011.  The other securities not priced by the Company’s independent pricing service at March 31, 2012 are two fixed maturity securities (one fixed maturity security was not priced by the Company’s independent pricing service at December 31, 2011).  These fixed maturity securities are classified as Level 2 fair value measurements.  The fair values for these fixed maturity securities were obtained from the Company’s investment custodian using independent pricing services which utilize similar pricing techniques as the Company’s independent pricing service.

The Company’s fixed maturity and equity securities available-for-sale, as well as short-term investments, are measured and reported in the Consolidated Balance Sheets at fair value on a recurring basis.  No assets or liabilities are currently measured at fair value on a non-recurring basis.  Presented in the table below are the estimated fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011.

		Fair value measurements at March 31, 2012 using
		Quoted
		prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$4,974,514	$-	$4,974,514	$-
U.S. government-sponsored agencies	89,389,407	-	89,389,407	-
Obligations of states and political subdivisions	394,783,271	-	394,783,271	-
Commercial mortgage-backed	92,821,083	-	92,821,083	-
Residential mortgage-backed	20,416,270	-	20,416,270	-
Other asset-backed	11,284,526	-	11,284,526	-
Corporate	308,335,823	-	308,335,823	-
Total fixed maturity securities available-for-sale	922,004,894	-	922,004,894	-

Equity securities available-for-sale:
Common stocks:
Financial services	14,819,029	14,816,779	-	2,250
Information technology	18,726,025	18,726,025	-	-
Healthcare	19,751,330	19,751,330	-	-
Consumer staples	11,738,085	11,738,085	-	-
Consumer discretionary	16,944,255	16,944,255	-	-
Energy	20,606,891	20,606,891	-	-
Industrials	8,033,759	8,033,759	-	-
Other	15,956,011	15,956,011	-	-
Non-redeemable preferred stocks	4,474,000	4,474,000	-	-
Total equity securities available-for-sale	131,049,385	131,047,135	-	2,250

Short-term investments	101,770,552	101,770,552	-	-
Other long-term investments	12,903	-	-	12,903

Liabilities:
Surplus notes	16,745,200	-	-	16,745,200

		Fair value measurements at December 31, 2011 using
		Quoted
		prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$5,011,250	$-	$5,011,250	$-
U.S. government-sponsored agencies	152,179,684	-	152,179,684	-
Obligations of states and political subdivisions .	401,127,528	-	401,127,528	-
Commercial mortgage-backed	99,106,059	-	99,106,059	-
Residential mortgage-backed	21,902,112	-	21,902,112	-
Other asset-backed	11,942,191	-	11,942,191	-
Corporate	266,934,752	-	266,934,752	-
Total fixed maturity securities available-for-sale..	958,203,576	-	958,203,576	-

Equity securities available-for-sale:
Common stocks:
Financial services	9,518,685	9,516,435	-	2,250
Information technology	17,818,367	17,818,367	-	-
Healthcare	16,237,164	16,237,164	-	-
Consumer staples	10,460,870	10,460,870	-	-
Consumer discretionary	13,710,379	13,710,379	-	-
Energy	19,947,029	19,947,029	-	-
Industrials	5,742,518	5,742,518	-	-
Other	12,916,041	12,916,041	-	-
Non-redeemable preferred stocks	4,949,000	4,949,000	-	-
Total equity securities available-for-sale.	111,300,053	111,297,803	-	2,250

Short-term investments	42,628,926	42,628,926	-	-
Other long-term investments	14,527	-	-	14,527

Liabilities:
Surplus notes	17,285,170	-	-	17,285,170

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities are reported as realized investment gains or losses in net income.

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Equity securities
	available-for-sale,
	financial services	Total
Balance at December 31, 2010	$2,130	$2,130
Total unrealized gains included in other comprehensive income	-	-
Balance at March 31, 2011	$2,130	$2,130

Balance at December 31, 2011	$2,250	$2,250
Total unrealized gains included in other comprehensive income	-	-
Balance at March 31, 2012	$2,250	$2,250

There were no transfers into or out of Levels 1 or 2 during the three months ended March 31, 2012 or 2011.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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

The amortized cost and estimated fair value of securities available-for-sale as of March 31, 2012 and December 31, 2011 are as follows.  All securities are classified as available-for-sale and are carried at fair value.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
March 31, 2012	cost	gains	losses	fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,685,595	$288,919	$-	$4,974,514
U.S. government-sponsored agencies	87,365,619	2,353,893	330,105	89,389,407
Obligations of states and political subdivisions	364,210,549	30,572,722	-	394,783,271
Commercial mortgage-backed	82,779,637	10,041,446	-	92,821,083
Residential mortgage-backed	19,334,237	1,101,173	19,140	20,416,270
Other asset-backed	9,899,935	1,384,591	-	11,284,526
Corporate	289,544,666	19,277,662	486,505	308,335,823
Total fixed maturity securities	857,820,238	65,020,406	835,750	922,004,894

Equity securities:
Common stocks:
Financial services	12,804,125	2,047,515	32,611	14,819,029
Information technology	12,501,287	6,226,272	1,534	18,726,025
Healthcare	16,615,957	3,150,087	14,714	19,751,330
Consumer staples	10,483,879	1,256,638	2,432	11,738,085
Consumer discretionary	11,715,822	5,235,325	6,892	16,944,255
Energy	16,389,559	4,219,887	2,555	20,606,891
Industrials	7,281,098	757,841	5,180	8,033,759
Other	14,666,938	1,322,838	33,765	15,956,011
Non-redeemable preferred stocks	4,500,000	290,000	316,000	4,474,000
Total equity securities	106,958,665	24,506,403	415,683	131,049,385
Total securities available-for-sale	$964,778,903	$89,526,809	$1,251,433	$1,053,054,279

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
December 31, 2011	cost	gains	losses	fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,681,611	$329,639	$-	$5,011,250
U.S. government-sponsored agencies	149,016,862	3,162,822	-	152,179,684
Obligations of states and political subdivisions	373,597,081	27,530,447	-	401,127,528
Commercial mortgage-backed	89,452,202	9,694,648	40,791	99,106,059
Residential mortgage-backed	20,740,802	1,191,625	30,315	21,902,112
Other asset-backed	10,440,167	1,502,024	-	11,942,191
Corporate	252,010,891	16,438,873	1,515,012	266,934,752
Total fixed maturity securities	899,939,616	59,850,078	1,586,118	958,203,576

Equity securities:
Common stocks:
Financial services	8,479,330	1,055,486	16,131	9,518,685
Information technology	12,757,833	5,165,021	104,487	17,818,367
Healthcare	13,150,669	3,090,110	3,615	16,237,164
Consumer staples	9,572,447	896,769	8,346	10,460,870
Consumer discretionary	9,054,299	4,675,095	19,015	13,710,379
Energy	15,932,242	4,029,892	15,105	19,947,029
Industrials	4,983,996	802,862	44,340	5,742,518
Other	11,774,715	1,164,832	23,506	12,916,041
Non-redeemable preferred stocks	5,160,600	232,400	444,000	4,949,000
Total equity securities	90,866,131	21,112,467	678,545	111,300,053
Total securities available-for-sale	$990,805,747	$80,962,545	$2,264,663	$1,069,503,629

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of March 31, 2012 and December 31, 2011, listed by length of time the securities were in an unrealized loss position.

March 31, 2012	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$27,066,820	$330,105	$-	$-	$27,066,820	$330,105
Residential mortgage-backed	-	-	402,053	19,140	402,053	19,140
Corporate	36,763,469	388,241	902,000	98,264	37,665,469	486,505
Total, fixed maturity securities	63,830,289	718,346	1,304,053	117,404	65,134,342	835,750

Equity securities:
Common stocks:
Financial services	2,817,745	32,611	-	-	2,817,745	32,611
Information technology	499,322	1,534	-	-	499,322	1,534
Healthcare	2,674,210	14,714	-	-	2,674,210	14,714
Consumer staples	745,289	2,432	-	-	745,289	2,432
Consumer discretionary	1,703,323	6,892	-	-	1,703,323	6,892
Energy	945,736	2,555	-	-	945,736	2,555
Industrials	403,334	5,180	-	-	403,334	5,180
Other	3,690,610	33,765	-	-	3,690,610	33,765
Non-redeemable preferred stocks	-	-	1,684,000	316,000	1,684,000	316,000
Total, equity securities	13,479,569	99,683	1,684,000	316,000	15,163,569	415,683
Total temporarily impaired securities	$77,309,858	$818,029	$2,988,053	$433,404	$80,297,911	$1,251,433

December 31, 2011	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
Commercial mortgage-backed	$8,865,991	$30,729	$2,987,967	$10,062	$11,853,958	$40,791
Residential mortgage-backed	-	-	471,941	30,315	471,941	30,315
Corporate	40,789,555	1,332,242	817,500	182,770	41,607,055	1,515,012
Total, fixed maturity securities	49,655,546	1,362,971	4,277,408	223,147	53,932,954	1,586,118

Equity securities:
Common stocks:
Financial service.	853,572	16,131	-	-	853,572	16,131
Information technology	3,074,796	101,096	49,324	3,391	3,124,120	104,487
Healthcare	1,912,273	3,615	-	-	1,912,273	3,615
Consumer staples	1,259,440	8,346	-	-	1,259,440	8,346
Consumer discretionary	191,508	19,015	-	-	191,508	19,015
Energy	712,268	15,105	-	-	712,268	15,105
Industrials	1,486,762	44,340	-	-	1,486,762	44,340
Other	1,053,572	23,506	-	-	1,053,572	23,506
Non-redeemable preferred stocks	-	-	1,556,000	444,000	1,556,000	444,000
Total, equity securities	10,544,191	231,154	1,605,324	447,391	12,149,515	678,545
Total temporarily impaired securities	$60,199,737	$1,594,125	$5,882,732	$670,538	$66,082,469	$2,264,663

Unrealized losses on fixed maturity securities totaled $835,750 at March 31, 2012 and were primarily associated with U.S. government-sponsored agencies and corporate securities.  Of all the securities that are in an unrealized loss position, all but one residential mortgage-backed security are considered investment grade by credit rating agencies.  Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2012.

The unrealized losses on common stocks at March 31, 2012 are not concentrated in a particular sector or in an individual security.  The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2012.

All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2012.

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2012, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value
Securities available-for-sale:
Due in one year or less	$11,941,706	$12,097,954
Due after one year through five years	128,916,502	133,786,852
Due after five years through ten years	166,475,791	181,980,380
Due after ten years	448,372,365	480,902,355
Mortgage-backed securities	102,113,874	113,237,353
Totals	$857,820,238	$922,004,894

A summary of realized investment gains and (losses) is as follows:

	Three months ended
	March 31,
	2012	2011
Fixed maturity securities available-for-sale:
Gross realized investment gains	$400,491	$28,959

Equity securities available-for-sale:
Gross realized investment gains	8,605,675	8,554,280
Gross realized investment losses	(87,837)	(79,197)
"Other-than-temporary" impairments	-	(245,846)
Totals	$8,918,329	$8,258,196

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The amount reported as “other-than-temporary” impairments during the first quarter of 2011 reflects the impairment of three equity securities.

The following table is a roll forward of the cumulative credit losses on fixed maturity securities that have been recognized in earnings from “other-than-temporary” impairments.  Note that this table only includes the credit loss component of “other-than-temporary” impairments, and does not include the non-credit loss component of impairments (which is recognized through “other comprehensive income”) or impairments that are recognized through earnings in their entirety (not subject to bifurcation between credit and non-credit components).  During the second quarter of 2011, management determined that it would sell four residential mortgage-backed securities that were in an unrealized loss position, resulting in the recognition of the non-credit loss component of the impairments through earnings.

	Three months ended March 31,
	2012	2011
Balance at beginning of year	$-	$207,854

Balance at March 31	$-	$207,854

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

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $162,144 at December 31, 2011.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $239,486 at December 31, 2011 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at March 31, 2012.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

11.      STOCK REPURCHASE PROGRAM

On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program.  On October 31, 2008, the Company’s Board of Directors announced an extension of the stock repurchase program, authorizing an additional $10,000,000.  During 2011, the Company completed the program with the repurchase of 98,200 shares of its common stock at an average cost of $18.84 per share (no repurchases were made during the first quarter of 2011).  In total, the Company repurchased 1,078,733 shares of its common stock at a cost of $24,998,330 under the program.

On November 3, 2011, the Company’s Board of Directors authorized a new $15,000,000 stock repurchase program.  This program became effective immediately and does not have an expiration date.  The timing and terms of the purchases are determined by management based on market conditions and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock repurchased under this program will be retired by the Company.  No purchases have been made under this program.

12.      NEW ACCOUNTING PRONOUNCEMENTS

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

In June 2011, the FASB updated its guidance related to the Comprehensive Income Topic 220 of the ASC.  The objective of this updated guidance is to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The guidance requires total comprehensive income (including both the net income components and other comprehensive income components) to be reported in either a single continuous statement of comprehensive income, or two separate but consecutive statements (the approach already used in the Company’s consolidated financial statements).  This guidance is to be applied retrospectively to fiscal years (and interim periods within those years) beginning after December 15, 2011.  Early adoption is permitted.  The Company adopted this guidance during the fourth quarter of 2011.  Adoption of this guidance had no impact on the consolidated financial position or operating results of the Company.

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

In October 2010, the FASB updated its guidance related to the Insurance Topic 944 of the ASC to clarify which costs associated with the acquisition of insurance contracts should be capitalized and deferred for recognition during the coverage period.  This guidance specifies that only incremental costs or costs directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred policy acquisition cost.  Industry practice was such that deferred costs typically also included costs related to unsuccessful acquisitions of insurance contracts.  This guidance is effective for annual reporting periods (and interim reporting periods of those annual reporting periods) beginning on or after December 15, 2011, and may be adopted prospectively or retrospectively.  Adoption of this guidance had an impact on the consolidated financial position and operating results of the Company since certain costs associated with contract acquisitions that were previously deferred no longer meet the criteria for deferral under the new guidance.  The Company adopted this guidance retrospectively on January 1, 2012, resulting in the adjustment of certain balances in the prior year’s Consolidated Financial Statements, including a decline in consolidated stockholders’ equity of $6,427,750 at December 31, 2011.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

The term “Company” is used below interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included under Item 1 of this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2011 Form 10-K.

As discussed in Note 1 of Notes to the Consolidated Financial Statements, effective January 1, 2012 the Company adopted new accounting guidance related to deferred policy acquisition costs that resulted in a retrospective adjustment of certain amounts reported in the prior year’s consolidated financial statements.  Certain financial information presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations has also been adjusted.

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

Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 77 percent of consolidated premiums earned during the first three months of 2012.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.

Reinsurance operations are conducted through EMC Reinsurance Company, totaling 23 percent of consolidated premiums earned during the first three months of 2011.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual’s assumed reinsurance business (with certain exceptions).

Due to the large number of catastrophic events that exceeded the $3,000,000 retention amount contained in the excess of loss agreement between EMC Reinsurance Company and Employers Mutual in 2011, the terms of the agreement have been changed for fiscal year 2012.  Effective January 1, 2012, the retention amount increased to $4,000,000 per event, while the cost of the protection remained at 10.0 percent of total assumed reinsurance premiums written.

CRITICAL ACCOUNTING POLICIES

The accounting policies considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2011
Form 10-K.

RESULTS OF OPERATIONS

Results of operations by segment and on a consolidated basis for the three months ended March 31, 2012 and 2011 are as follows.

	Three months ended
	March 31,
($ in thousands)	2012	2011
Property and casualty insurance
Premiums earned	$85,032	$77,311
Losses and settlement expenses	52,018	51,168
Acquisition and other expenses	31,113	30,564
Underwriting profit (loss)	$1,901	$(4,421)

Loss and settlement expense ratio	61.2%	66.2%
Acquisition expense ratio	36.6%	39.5%
Combined ratio	97.8%	105.7%

Losses and settlement expenses:
Insured events of current year	$62,523	$55,850
Decrease in provision for insured events of prior years	(10,505)	(4,682)

Total losses and settlement expenses	$52,018	$51,168

Catastrophe losses	$5,554	$3,423

	Three months ended
	March 31,
($ in thousands)	2012	2011
Reinsurance
Premiums earned	$24,728	$18,976
Losses and settlement expenses	13,222	22,202
Acquisition and other expenses	5,011	4,583
Underwriting profit (loss)	$6,495	$(7,809)

Loss and settlement expense ratio	53.5%	117.0%
Acquisition expense ratio	20.2%	24.2%
Combined ratio	73.7%	141.2%

Losses and settlement expenses:
Insured events of current year	$18,980	$21,427
(Decrease) increase in provision for insured events of prior years	(5,758)	775

Total losses and settlement expenses	$13,222	$22,202

Catastrophe losses	$4,149	$5,982

	Three months ended
	March 31,
($ in thousands)	2012	2011
Consolidated
REVENUES
Premiums earned	$109,760	$96,287
Net investment income	11,157	12,078
Realized investment gains	8,918	8,258
Other income	239	204
	130,074	116,827
LOSSES AND EXPENSES
Losses and settlement expenses	65,240	73,370
Acquisition and other expenses	36,124	35,147
Interest expense	225	225
Other expense	587	932
	102,176	109,674

Income before income tax expense	27,898	7,153
Income tax expense	8,674	1,413
Net income	$19,224	$5,740

Net income per share	$1.49	$0.44

Loss and settlement expense ratio	59.4%	76.2%
Acquisition expense ratio	33.0%	36.5%
Combined ratio	92.4%	112.7%

Losses and settlement expenses:
Insured events of current year	$81,503	$77,277
Decrease in provision for insured events of prior years	(16,263)	(3,907)

Total losses and settlement expenses	$65,240	$73,370

Catastrophe losses	$9,703	$9,405

The Company reported net income of $19,224,000 ($1.49 per share) and $5,740,000 ($0.44 per share) for the three months ended March 31, 2012 and 2011, respectively.  The increase in net income is attributed to both the property and casualty insurance segment and the reinsurance segment and was primarily driven by increases in premium income and the amount of favorable development experienced on prior years’ reserves.

Premium income

Premiums earned increased 14.0 percent to $109,760,000 for the three months ended March 31, 2012 from $96,287,000 for the same period in 2011.  A number of factors contributed to the increase in premium income.  In the property and casualty insurance segment, the majority of the increase is attributed to rate level increases, growth in insured exposures and an increase in retained policies. In the reinsurance segment, the increase is attributed to new marine business, as well as rate level increases.  Premium rate levels increased moderately in the property and casualty insurance segment and more significantly in the reinsurance segment.  Premium rates improved in nearly all lines of business, and are expected to continue to improve during the remainder of the year and into 2013.

Premiums earned for the property and casualty insurance segment increased 10.0 percent to $85,032,000 for the three months ended March 31, 2012 from $77,311,000 for the same period in 2011.  This growth is primarily attributed to rate and exposure increases, as well as an increase in retained policies.  Rates for personal lines business were up nearly seven percent during the first quarter of 2012 compared to the first quarter of 2011.  Renewal rates on the six major lines of commercial business were up 3.7 percent, and the size of the rate increases has continued to grow each month.  Renewal business premium increased approximately eight percent during the first quarter of 2012 compared to the same period in 2011, and new business premium was up approximately 16 percent.  While new business premium grew significantly, it continues to account for a relatively small portion of the pool participants’ direct written premiums, at just 16 percent during the first quarter of 2012.  The overall policy retention rate remained stable at approximately 88 percent.

Premiums earned for the reinsurance segment increased 30.3 percent to $24,728,000 for the three months ended March 31, 2012 from $18,976,000 for the same period in 2011.  This increase is attributed to new marine business, as well as rate level increases.  Effective January 1, 2012, Employers Mutual began participating in a new offshore energy and liability proportional account written through a specialty marine underwriter.  This account is expected to generate between $17,000,000 and $21,000,000 of annual premiums.  Worldwide, the account covers oil rigs, platforms and floating production, storage and offloading systems, with 56 percent of the premiums coming from the United States and United Kingdom.  The focus is on small to medium-sized enterprises involved with energy exploration and production, which comprises 75 percent of the account.  The account also includes a small number of larger enterprises and a number of state-owned oil and gas companies.  Specialized underwriting and engineering areas work closely together to technically analyze each risk. Employers Mutual’s maximum exposure per risk is $10,000,000 for offshore energy and $3,000,000 for energy liability. However, the majority of the risks have total insured values of less than $5,000,000. In addition, windstorms in the Gulf of Mexico and “removal of wreck” are specifically excluded. The Company’s maximum exposure is limited to $4,000,000 per event under the terms of the excess of loss reinsurance agreement.   During the first quarter of 2012, the reinsurance subsidiary recorded $3,975,000 of earned but not reported premiums on this account.  The reinsurance subsidiary ceded ten percent of this amount ($398,000) to Employers Mutual for the cost of the excess of loss reinsurance protection.   Rate levels, which had previously been declining, began trending higher during 2011 due to the large number of severe catastrophic events that occurred during the year.  This improved pricing continued through the January 1, 2012 renewal season with rate increases averaging approximately 10 percent, with greater increases on contracts with catastrophe exposure.

Effective January 1, 2012, the Mutual Reinsurance Bureau (MRB) underwriting association cancelled a large pro rata account with poor experience.  As a result, the reinsurance segment recorded a $3,406,000 portfolio adjustment decrease in premiums written in the first quarter of 2012 that offset a corresponding decrease in unearned premiums.  Ten percent of this amount ($341,000) was recorded as a reduction in the cost of the excess of loss reinsurance protection provided by Employers Mutual and the reinsurance segment recognized $1,362,000 of negative commission allowance to compensate for the acquisition costs incurred to generate this business.

Effective January 1, 2011, Country Mutual Insurance Company (Country Mutual) discontinued its participation in MRB.  As a result, Employers Mutual became a one-fourth participant in MRB, up from its previous approximate one-fifth participation.  In connection with Employers Mutual’s increased participation in MRB, the reinsurance subsidiary recorded a $1,023,000 portfolio adjustment increase in premiums written in the first quarter of 2011 that offset a corresponding increase in unearned premium.  The reinsurance subsidiary ceded ten percent of this amount ($102,000) to Employers Mutual for the cost of the excess of loss reinsurance protection and recognized $399,000 of commission allowance to compensate Country Mutual for the acquisition costs incurred to generate this business.

Losses and settlement expenses

Losses and settlement expenses decreased 11.1 percent to $65,240,000 for the three months ended March 31, 2012 from $73,370,000 for the same period in 2011.  The loss and settlement expense ratio decreased to 59.4 percent for the three months ended March 31, 2012 from 76.2 percent for the same period in 2011.  The significant improvement in the loss and settlement expense ratio is primarily attributed to the reinsurance segment, which had an unusually high level of catastrophe losses and a small amount of adverse development on prior years’ reserves in the first quarter of 2011.  Despite an increase in catastrophe losses, the property and casualty insurance segment also experienced a decline in the first quarter 2012 loss and settlement expense ratio primarily due to an increase in the amount of favorable development experienced on prior years’ reserves and a reduction in claims frequency.  Since premiums earned are utilized in the calculation of the loss and settlement expense ratio, the rate level increases recognized in the first quarter of 2012 also had an impact on improvement in the loss and settlement expense ratios.  The actuarial analysis of the Company’s carried reserves as of December 31, 2011 indicates that the level of reserve adequacy is consistent with other recent evaluations.  From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.

The loss and settlement expense ratio for the property and casualty insurance segment decreased to 61.2 percent for the three months ended March 31, 2012 from 66.2 percent for the same period in 2011.  This decrease is primarily attributed to an increase in the amount of favorable development experienced on prior years’ reserves, a decline in claim frequency, and the rate level increases previously noted.  The decline in claim frequency was experienced in nearly all lines of business, but the benefit produced by this decline was more than offset by an increase in catastrophe losses and large losses (defined as losses greater than $500,000 for the pool, excluding catastrophe losses).  The increase in favorable reserve development was primarily associated with claims reported prior to December 31, 2011, and was evenly split between claims that closed in the first quarter of 2012 and claims that remained open at March 31, 2012.  Much of the remaining increase in favorable development was driven by a change in the accident year allocation of the IBNR reserves at December 31, 2011 versus December 31, 2010.

The loss and settlement expense ratio for the reinsurance segment decreased to 53.5 percent for the three months ended March 31, 2012 from 117.0 percent for the same period in 2011.  This decrease is primarily attributed to an increase in the amount of favorable development experienced on prior years’ reserves, a decline in catastrophe losses, and the rate level increases previously noted.  The favorable development experienced in 2012 is from the Home Office Reinsurance Assumed Department (HORAD) book of business, and reflects reductions in prior policy years’ incurred but not reported (IBNR) reserves that were greater than the actual losses reported for those policy years. The HORAD book of business experienced uncharacteristic adverse development during the first quarter of 2011 that was associated with policy year 2010 catastrophe excess and property pro rata business.  The MRB book of business experienced a relatively small amount of adverse development in both 2012 and 2011.  Catastrophe losses in the first quarter of 2011 included the Japan earthquake and tsunami, which were capped at $3,000,000 under the terms of the excess of loss reinsurance agreement.

Acquisition and other expenses

Acquisition and other expenses increased 2.8 percent to $36,124,000 for the three months ended March 31, 2012 from $35,147,000 for the same period in 2011.  The acquisition expense ratio decreased to 33.0 percent for the three months ended March 31, 2012 from 36.5 percent for the same period in 2011.  The decrease in the acquisition expense ratio is primarily attributed to the growth in premium income and the previously noted negative commission allowance recorded by the reinsurance subsidiary.  A decline in policyholder dividends in the property and casualty insurance segment also contributed to the decrease in the acquisition expense ratio.

For the property and casualty insurance segment, the acquisition expense ratio decreased to 36.6 percent for the three months ended March 31, 2012 from 39.5 percent for the same period in 2011.  The decrease in the acquisition expense ratio is primarily attributed to the growth in premium income, but also reflects a decline in policyholder dividend expense associated with the safety dividend program.

For the reinsurance segment, the acquisition expense ratio decreased to 20.2 percent for the three months ended March 31, 2012 from 24.2 percent for the same period in 2011.  This decrease is primarily attributed to the growth in premium income and a negative commission adjustment of $1,362,000 recorded in the first quarter of 2012 in connection with the cancellation of a large MRB account.  However, a portion of this negative commission adjustment was offset by the resulting release (amortization) of the related deferred policy acquisition cost asset, resulting in an immediate expense reduction of approximately $654,000 during the first quarter of 2012.  As previously noted, the reinsurance subsidiary recognized $399,000 of commission expense in the first quarter of 2011 in conjunction with Country Mutual’s withdrawal from MRB.  However, a portion of these commissions were capitalized as part of the deferred policy acquisition cost asset (to be expensed as the related premiums are earned), resulting in an immediate expense recognition of approximately $181,000 during the first quarter of 2011.

Investment results

Net investment income decreased 7.6 percent to $11,157,000 for the three months ended March 31, 2012 from $12,078,000 for the same period in 2011.  This decrease is primarily attributed to the low interest rate environment that has existed for the past several years.  During this time period, available cash flow has been invested in fixed maturity securities with progressively lower yields, resulting in a persistent decline in the annualized yield of the fixed maturity portfolio.  The average coupon on the fixed maturity portfolio has declined to 4.61 percent at March 31, 2012, compared to 4.64 percent at December 31, 2011 and 4.87 percent at March 31, 2011.  Also contributing to the decline in investment income is a decrease in the par value of the fixed maturity portfolio.  The effective duration of the Company’s fixed maturity portfolio was 4.78 years at March 31, 2012, compared to 4.65 years at December 31, 2011.  The Company’s equity portfolio returned 12.60 percent during the first quarter of 2012, compared to 12.59 percent for the S&P 500.

At the end of the first quarter of 2012, the Company reinvested approximately $35,000,000 from the current equity portfolio and $10,000,000 of cash into a new equity portfolio with an emphasis on dividend income.  In addition to a higher dividend return, this new equity strategy is expected to carry less market volatility.

The Company experienced an unusually large amount of realized investment gains in the first quarters of 2012 and 2011, totaling $8,918,000 and $8,258,000, respectively.  The realized investment gains in the first quarter of 2012 are primarily the result of investments gains recognized on equity securities that were sold and reinvested into the previously noted new equity portfolio.  During the first quarter of 2011, activity in the equity portfolio triggered a significant amount of realized gains because market prices were at elevated levels.  No “other-than-temporary” impairment losses were recognized during the first three months of 2012, whereas during the first three months of 2011 the Company recognized $246,000 of impairment losses on three equity securities.

Other expense

The fluctuations in other expense are attributed to foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  The reinsurance subsidiary had net foreign currency exchange losses of $20,000 and $421,000 for the three months ended March 31, 2012 and 2011, respectively.

Income tax

The Company had income tax expense of $8,674,000 for the three months ended March 31, 2012 compared to $1,413,000 for the same period in 2011.  The effective tax rate for the three months ended March 31, 2012 was 31.1 percent compared to 19.8 percent for the same period in 2011.  The difference in the effective tax rates primarily reflects variations in the amount of pre-tax income earned during the periods relative to the amount of tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had negative cash flows from operations of $12,115,000 and $5,673,000 during the first three months of 2012 and 2011, respectively.  The increase in negative cash flows from operations is primarily due to the settlement of the pool participants’ inter-company balances with Employers Mutual on a monthly basis.  Prior to the second quarter of 2011, the inter-company balances were settled on a quarterly basis.  As a result, annual agent’s contingent commissions (paid shortly after the end of the year) were settled during the first quarter of 2012.  In 2011 these payments were settled in the second quarter.  It is not unusual for the Company to generate negative cash flows from operations during the first quarter; however, on an annual basis, the Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of these losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.

The Company is a holding company whose principal asset is its investment in its insurance subsidiaries.  As a holding company, the Company is dependent upon cash dividends from its insurance company subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase programs.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance company subsidiaries can pay to the Company in 2012 without prior regulatory approval is approximately $32,522,000.  The Company received $4,500,000 and $4,000,000 of dividends from its insurance company subsidiaries and paid cash dividends to its stockholders totaling $2,576,000 and $2,460,000 during the first three months of 2012 and 2011, respectively.

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

At the insurance company subsidiary level, the primary sources of cash are premium income, investment income and maturing investments.  The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt, and investment purchases.  Cash outflows vary because of uncertainties regarding settlement dates for unpaid losses and the potential for large losses, either individually or in the aggregate.  Accordingly, the insurance company subsidiaries maintain investment and reinsurance programs intended to provide adequate funds to pay claims without forced sales of investments.  In addition, the insurance company subsidiaries have access to a line of credit maintained by Employers Mutual with the Federal Home Loan Bank to provide additional liquidity if needed.  Beginning in 2012, the insurance company subsidiaries also have the ability to borrow funds on a short-term basis (180 days) from Employers Mutual and its subsidiaries and affiliate under a newly implemented Inter-Company Loan agreement.

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

The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At March 31, 2012 and December 31, 2011, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $41,720,000 and $37,872,000, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

The majority of the Company’s assets are invested in fixed maturity securities.  These investments provide a substantial amount of investment income that supplements underwriting results and contributes to net earnings.  As these investments mature, or are called, the proceeds are reinvested at current interest rates, which may be higher or lower than those now being earned; therefore, more or less investment income may be available to contribute to net earnings.  Due to the declining interest rate environment, proceeds from calls and maturities in recent years have been reinvested at lower yields, which has negatively impacted current investment income.

The Company held $13,000 and $15,000 in minority ownership interests in limited partnerships and limited liability companies at March 31, 2012 and December 31, 2011, respectively.  The Company does not hold any other unregistered securities.

The Company’s cash balance was $424,000 and $255,000 at March 31, 2012 and December 31, 2011, respectively.

During the first three months of 2012, Employers Mutual made no contributions to either the qualified pension plan or the postretirement benefit plans.  Employers Mutual plans to contribute approximately $22,000,000 to the pension plan and $5,500,000 to the VEBA trust in 2012.  The Company’s share of these contributions, if made, will be approximately $6,731,000 and $1,590,000, respectively.

Employers Mutual contributed $17,400,000 to its qualified pension plan and $8,000,000 to its postretirement benefit plans in 2011.  During the first three months of 2011, Employers Mutual made no contributions to either the qualified pension plan or the postretirement benefit plans.  The Company reimbursed Employers Mutual $5,348,000 for its share of the 2011 qualified pension plan contribution and $2,244,000 for its share of the 2011 postretirement benefit plans contribution (no reimbursements were paid in the first three months of 2011).

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance and reinsurance company subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at March 31, 2012.

The Company’s insurance subsidiaries are required to maintain a certain minimum level of surplus on a statutory basis, and are subject to regulations under which the payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities.  The Company’s insurance subsidiaries are also subject to annual Risk Based Capital (RBC) requirements that may further impact their ability to pay dividends.  RBC requirements attempt to measure minimum statutory capital needs based upon the risks in a company’s mix of products and investment portfolio.  At December 31, 2011, the Company’s insurance subsidiaries had total adjusted statutory capital well in excess of the minimum RBC requirement.

The Company’s total cash and invested assets at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturity securities available-for-sale	$857,820	$922,005	79.9%	$922,005
Equity securities available-for-sale	106,959	131,049	11.3	131,049
Cash	424	424	-	424
Short-term investments	101,771	101,771	8.8	101,771
Other long-term investments	13	13	-	13
	$1,066,987	$1,155,262	100.0%	$1,155,262

	December 31, 2011
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturity securities available-for-sale	$899,940	$958,204	86.1%	$958,204
Equity securities available-for-sale	90,866	111,300	10.0	111,300
Cash	255	255	-	255
Short-term investments	42,629	42,629	3.9	42,629
Other long-term investments	14	14	-	14
	$1,033,704	$1,112,402	100.0%	$1,112,402

The amortized cost and estimated fair value of fixed maturity and equity securities at March 31, 2012 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
($ in thousands)	cost	gains	losses	fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,686	$289	$-	$4,975
U.S. government-sponsored agencies	87,365	2,354	330	89,389
Obligations of states and political subdivisions	364,210	30,573	-	394,783
Commercial mortgage-backed	82,780	10,041	-	92,821
Residential mortgage-backed	19,334	1,101	19	20,416
Other asset-backed	9,900	1,385	-	11,285
Corporate	289,545	19,278	487	308,336
Total fixed maturity securities	857,820	65,021	836	922,005

Equity securities:
Common stocks:
Financial services	12,804	2,048	33	14,819
Information technology	12,501	6,226	1	18,726
Healthcare	16,616	3,150	15	19,751
Consumer staples	10,484	1,257	3	11,738
Consumer discretionary	11,716	5,235	7	16,944
Energy	16,390	4,220	3	20,607
Industrials	7,281	758	5	8,034
Other	14,667	1,323	34	15,956
Non-redeemable preferred stocks	4,500	290	316	4,474
Total equity securities	106,959	24,507	417	131,049
Total securities available-for-sale	$964,779	$89,528	$1,253	$1,053,054

The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual at an interest rate of 3.60 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2013.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $225,000 during the first three month of both 2012 and 2011.  During the first quarter of 2012, the Company’s property and casualty insurance subsidiaries paid Employers Mutual for the interest that had been accrued on the surplus notes during 2011.

As of March 31, 2012, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations

The Company recorded no “other-than-temporary” investment impairment losses during the first quarter of 2012, compared to $246,000 on three equity securities in the same period of 2011.

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

The Company has no direct exposure to European sovereign debt, but does have indirect exposure to European sovereign debt through its holdings of dollar-denominated fixed maturity securities issued by European-based entities.  This includes (at par value) $8,000,000 from Great Britain, $5,500,000 from Switzerland, and $13,750,000 from Germany.

At March 31, 2012, the Company had unrealized losses on available-for-sale securities as presented in the table below.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities.  Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at March 31, 2012.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $814,000, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of March 31, 2012.

	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$27,067	$330	$-	$-	$27,067	$330
Residential mortgage-backed	-	-	402	19	402	19
Corporate	36,763	388	902	99	37,665	487
Subtotal, fixed maturity securities	63,830	718	1,304	118	65,134	836

Equity securities:
Common stocks:
Financial services	2,818	33	-	-	2,818	33
Information technology	499	1	-	-	499	1
Healthcare	2,674	15	-	-	2,674	15
Consumer staples	745	3	-	-	745	3
Consumer discretionary	1,703	7	-	-	1,703	7
Energy	946	3	-	-	946	3
Industrials	404	5	-	-	404	5
Other	3,691	34	-	-	3,691	34
Non-redeemable preferred stocks	-	-	1,684	316	1,684	316
Subtotal, equity securities	13,480	101	1,684	316	15,164	417
Total temporarily impaired securities	$77,310	$819	$2,988	$434	$80,298	$1,253

The Company does not purchase non-investment grade securities.  Any non-investment grade securities held are the result of rating downgrades that occurred subsequent to their purchase.  At March 31, 2012, non-investment grade fixed maturity securities held by the Company included thirteen securities, eleven of which were residential mortgage-backed securities.  Of these securities, just one residential mortgage-backed security was in an unrealized loss position, with an unrealized loss of $19,000.

Following is a schedule of gross realized losses recognized in the first three months of 2012 from the sale of securities (there were no “other-than-temporary” investment impairments).  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.  This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc.

	Realized losses from sales			"Other-than-	Total
			Gross	temporary"	gross
	Book	Sales	realized	impairment	realized
($ in thousands)	value	price	losses	losses	losses
Equity securities:
Three months or less	$3,642	$3,571	$71	$-	$71
Over three months to six months	-	-	-	-	-
Over six months to nine months	-	-	-	-	-
Over nine months to twelve months	137	120	17	-	17
Over twelve months	-	-	-	-	-
	$3,779	$3,691	$88	$-	$88

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All of these lease costs are included as expenses under the pooling agreement.  The Company’s contractual obligations as of March 31, 2012 did not change materially from those presented in the Company’s 2011 Form 10-K.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $1,028,000 and $1,039,000 have been accrued as of March 31, 2012 and December 31, 2011, respectively.  Premium tax offsets of $668,000 and $666,000, which are related to prior guarantee fund payments and current assessments, have been accrued as of March 31, 2012 and December 31, 2011, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  Estimated second-injury fund assessments of $1,872,000 and $1,873,000 have been accrued as of March 31, 2012 and December 31, 2011, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $162,000 at December 31, 2011.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $239,000 at December 31, 2011 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at March 31, 2012.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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

In June 2011, the FASB updated its guidance related to the Comprehensive Income Topic 220 of the ASC.  The objective of this updated guidance is to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The guidance requires total comprehensive income (including both the net income components and other comprehensive income components) to be reported in either a single continuous statement of comprehensive income, or two separate but consecutive statements (the approach already used in the Company’s consolidated financial statements).  This guidance is to be applied retrospectively to fiscal years (and interim periods within those years) beginning after December 15, 2011.  Early adoption is permitted.  The Company adopted this guidance during the fourth quarter of 2011.  Adoption of this guidance had no impact on the consolidated financial position or operating results of the Company.

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

In October 2010, the FASB updated its guidance related to the Insurance Topic 944 of the ASC to clarify which costs associated with the acquisition of insurance contracts should be capitalized and deferred for recognition during the coverage period.  This guidance specifies that only incremental costs or costs directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized as a deferred policy acquisition cost.  Industry practice was such that deferred costs typically also included costs related to unsuccessful acquisitions of insurance contracts.  This guidance is effective for annual reporting periods (and interim reporting periods of those annual reporting periods) beginning on or after December 15, 2011, and may be adopted prospectively or retrospectively.  Adoption of this guidance had an impact on the consolidated financial position and operating results of the Company since certain costs associated with contract acquisitions that were previously deferred no longer meet the criteria for deferral under the new guidance.  The Company adopted this guidance retrospectively on January 1, 2012, resulting in the adjustment of certain balances in the prior year’s Consolidated Financial Statements, including a decline in consolidated stockholders’ equity of $6,428,000 at December 31, 2011.

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

Further analysis of the components of the Company’s market risk (including interest rate risk, equity price risk, credit quality risk, and prepayment risk) can be found in the Company’s 2011 Form 10-K.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.   OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended March 31, 2012:

			(c) Total number	(d) Maximum number
	(a) Total	(b) Average	of shares (or	(or approximate dollar
	number of	price	units) purchased	value) of shares
	shares	paid	as part of publicly	(or units) that may yet
	(or units)	per share	announced plans	be purchased under the
Period	purchased (1)	(or unit)	or programs (2)	plans or programs (2 & 3)

1/1/12 - 1/31/12	34	$21.38	-	$19,490,561

2/1/12 - 2/29/12	17	23.22	-	19,490,561

3/1/12 - 3/31/12	9,694	19.86	-	19,490,561

Total	9,745	$19.87	-

(1)
Included in these amounts are 9,694 shares that were purchased in the open market during March under Employers Mutual Casualty Company’s Employee Stock Purchase Plan.  Also included are 34 and 17 shares that were purchased in the open market in January and February, respectively, to fulfill the Company’s obligations under its Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”).

Effective March 14, 2012, the Company’s Board of Directors temporarily suspended the issuance of shares of common stock under the Plan.  As a result, dividend reinvestments and optional cash purchases are not currently permitted under the Plan.  The temporary suspension of the issuance of shares of common stock under the Plan was due to a late filing of an amendment to a Current Report on Form 8-K.  In late 2011, the Company determined that it had inadvertently failed to file, on a timely basis, an amendment to a Current Report on Form 8-K filed on June 1, 2011 (which disclosed the results of voting at the 2011 Annual Meeting of Stockholders) to disclose the final determination by the Board of Directors regarding the frequency on which future “say-on-pay” votes would be held.  The required amendment to the Current Report on Form 8-K was filed on November 8, 2011, resulting in the amendment being filed late by approximately 22 days.  The late filing precluded the updating of the S-3 Registration Statement for the Plan because the updating and continued use of the S-3 Registration Statement is conditioned upon the requirement that the Company has filed all required reports in a timely manner during the twelve months, and any portion of a month, immediately preceding the filing of the Annual Report on Form 10-K for the year ended December 31, 2011, a condition the Company did not meet.  It is the intent of the Board of Directors to reinstate the issuance of shares of common stock under the Plan at such time that the Company is once again in compliance with the S-3 eligibility requirements regarding the timely filing of the required reports.

(2)
On November 3, 2011, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program.  This program was effective immediately and does not have an expiration date.  No purchases have yet been made under this program.

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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2012.

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