Form 10-Q
period 2012-06-30
EMC INSURANCE GROUP INC
filed 2012-08-08
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common stock, $1.00 par value	12,887,333

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2012	2011
		(As Adjusted)
ASSETS
Investments:
Fixed maturities:
Securities available-for-sale, at fair value (amortized cost $876,967,172 and $899,939,616)	$946,645,164	$958,203,576
Equity securities available-for-sale, at fair value (cost $109,210,769 and $90,866,131)	133,132,956	111,300,053
Other long-term investments	11,279	14,527
Short-term investments	66,294,976	42,628,926
Total investments	1,146,084,375	1,112,147,082

Cash	286,443	255,042
Reinsurance receivables due from affiliate	37,730,986	39,517,108
Prepaid reinsurance premiums due from affiliate	5,855,045	9,378,026
Deferred policy acquisition costs (affiliated $32,070,523 and $30,849,717)	32,084,672	30,849,717
Accrued investment income	10,034,337	10,256,499
Accounts receivable	1,714,663	1,644,782
Income taxes recoverable	7,386,885	9,670,459
Deferred income taxes	985,398	6,710,919
Goodwill	941,586	941,586
Other assets (affiliated $6,141,690 and $2,584,111)	6,328,823	2,659,942
Total assets	$1,249,433,213	$1,224,031,162

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2012	2011
		(As Adjusted)
LIABILITIES
Losses and settlement expenses (affiliated $589,605,980 and $588,846,586)	$594,679,522	$593,300,247
Unearned premiums (affiliated $183,599,425 and $180,689,377)	183,670,946	180,689,377
Other policyholders' funds (all affiliated)	5,546,575	5,061,160
Surplus notes payable to affiliate	25,000,000	25,000,000
Amounts due affiliate to settle inter-company transaction balances	7,874,551	21,033,627
Pension and postretirement benefits payable to affiliate	31,823,411	29,671,835
Other liabilities (affiliated $14,944,226 and $16,744,447)	26,096,504	16,934,321
Total liabilities	874,691,509	871,690,567

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 12,887,333 shares in 2012 and 12,875,591 shares in 2011	12,887,333	12,875,591
Additional paid-in capital	88,650,565	88,310,632
Accumulated other comprehensive income (loss):
Net unrealized gains on investments	60,840,115	51,153,622
Unrecognized pension and postretirement benefit obligations (all affiliated)	(22,944,002)	(23,813,112)
Total accumulated other comprehensive income	37,896,113	27,340,510
Retained earnings	235,307,693	223,813,862
Total stockholders' equity	374,741,704	352,340,595
Total liabilities and stockholders' equity	$1,249,433,213	$1,224,031,162

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,
	2012	2011
		(As Adjusted)
REVENUES
Premiums earned (affiliated $108,193,102 and $97,845,857)	$110,270,460	$100,931,529
Investment income, net	11,148,695	11,473,108
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities	(1,012,288)	2,370,711
Total "other-than-temporary" impairment losses on available-for-sale securities	(126,048)	(584,451)
Portion of "other-than-temporary" impairment losses on fixed maturity available-for-sale securities reclassified from other comprehensive income (before taxes)	-	(86,017)
Net impairment losses on available-for-sale securities	(126,048)	(670,468)
Net realized investment gains (losses)	(1,138,336)	1,700,243
Other income (all affiliated)	222,751	236,483
Total revenues	120,503,570	114,341,363
LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $86,077,833 and $99,128,694)	88,399,951	101,770,766
Dividends to policyholders (all affiliated)	2,260,231	(144,931)
Amortization of deferred policy acquisition costs (affiliated $20,069,042 and $18,390,743)	20,631,011	19,222,109
Other underwriting expenses (affiliated $14,414,233 and $14,026,761)	14,330,439	13,905,536
Interest expense (all affiliated)	225,000	225,000
Other expense (affiliated $530,182 and $1,003,829)	168,742	1,023,047
Total losses and expenses	126,015,374	136,001,527
Loss before income tax benefit	(5,511,804)	(21,660,164)
INCOME TAX BENEFIT
Current	(1,917,316)	(8,555,420)
Deferred	(1,018,017)	(202,733)
Total income tax benefit	(2,935,333)	(8,758,153)
Net loss	$(2,576,471)	$(12,902,011)

Net loss per common share -basic and diluted	$(0.20)	$(1.00)

Dividend per common share	$0.20	$0.19

Average number of common shares outstanding -basic and diluted	12,883,333	12,958,292

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six months ended June 30,
	2012	2011
		(As Adjusted)
REVENUES
Premiums earned (affiliated $216,937,082 and $194,921,739)	$220,030,216	$197,218,343
Investment income, net	22,305,477	23,551,703
Net realized investment gains, excluding impairment losses on available-for-sale securities	7,906,041	10,874,753
Total "other-than-temporary" impairment losses on available-for-sale securities	(126,048)	(830,297)
Portion of "other-than-temporary" impairment losses on fixed maturity available-for-sale securities reclassified from other comprehensive income (before taxes)	-	(86,017)
Net impairment losses on available-for-sale securities	(126,048)	(916,314)
Net realized investment gains	7,779,993	9,958,439
Other income (all affiliated)	461,749	440,313
Total revenues	250,577,435	231,168,798
LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $151,094,444 and $172,411,861)	153,640,240	175,140,367
Dividends to policyholders (all affiliated)	3,911,756	2,368,038
Amortization of deferred policy acquisition costs (affiliated $39,027,903 and $36,057,394)	39,845,389	36,671,191
Other underwriting expenses (affiliated $29,672,102 and $29,212,112)	29,588,308	29,090,887
Interest expense (all affiliated)	450,000	450,000
Other expense (affiliated $1,002,215 and $1,690,692)	755,259	1,955,425
Total losses and expenses	228,190,952	245,675,908
Income (loss) before income tax expense (benefit)	22,386,483	(14,507,110)
INCOME TAX EXPENSE (BENEFIT)
Current	5,697,486	(6,938,345)
Deferred	41,733	(406,592)
Total income tax expense (benefit)	5,739,219	(7,344,937)
Net income (loss)	$16,647,264	$(7,162,173)

Net income (loss) per common share -basic and diluted	$1.29	$(0.55)

Dividend per common share	$0.40	$0.38

Average number of common shares outstanding -basic and diluted	12,881,177	12,946,923

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,
	2012	2011
		(As Adjusted)

Net loss	$(2,576,471)	$(12,902,011)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains on investment securities, net of deferred income tax expense of $1,465,263 and $5,007,242	2,721,204	9,299,161

Reclassification adjustment for realized investment (gains) losses included in net loss, net of income tax (expense) benefit of $398,418 and ($625,191)	739,918	(1,161,069)

Change in unrealized holding losses on fixed maturity securities with "other-than-temporary" impairment,net of deferred income tax benefit of ($0) and ($27,301)	-	(50,701)

Reclassification adjustment for realized investment losses from fixed maturity securities with "other-than-temporary" impairment included in net loss, net of income tax benefit of $0 and $30,106	-	55,911

Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost, net of deferred income tax expense of $233,993 and $92,726:
Net actuarial loss	520,616	250,371
Prior service credit	(86,062)	(78,167)
Total adjustment associated with affiliate's pension and postretirement benefit plans	434,554	172,204

Other comprehensive income	3,895,676	8,315,506

Total comprehensive income (loss)	$1,319,205	$(4,586,505)

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six months ended June 30,
	2012	2011
		(As Adjusted)

Net income (loss)	$16,647,264	$(7,162,173)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains on investment securities, net of deferred income tax expense of $7,938,801 and $6,646,110	14,743,489	12,342,770

Reclassification adjustment for realized investment gains included in net income (loss), net of income tax (expense) of ($2,722,997) and ($3,515,560)	(5,056,996)	(6,528,896)

Change in unrealized holding gains on fixed maturity securities with "other-than-temporary" impairment, net of deferred income tax expense of $0 and $7,507	-	13,941

Reclassification adjustment for realized investment losses from fixed maturity securities with "other-than-temporary" impairment included in net income (loss), net of income tax benefit of $0 and $30,106	-	55,911

Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost, net of deferred income tax expense of $467,984 and $185,452:
Net actuarial loss	1,041,233	500,742
Prior service credit	(172,123)	(156,334)
Total adjustment associated with affiliate's pension and postretirement benefit plans	869,110	344,408

Other comprehensive income	10,555,603	6,228,134

Total comprehensive income (loss)	$27,202,867	$(934,039)

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2012	2011
		(As Adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$16,647,264	$(7,162,173)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Losses and settlement expenses (affiliated $759,394 and $37,791,084)	1,379,275	39,337,621
Unearned premiums (affiliated $2,910,048 and $6,482,657)	2,981,569	6,513,138
Other policyholders' funds due to affilitate	485,415	(1,456,864)
Amounts due affiliate to settle inter-company transaction balances	(13,159,076)	(5,831,124)
Pension and postretirement benefits payable to affiliate	3,488,670	2,026,788
Reinsurance receivables due from affiliate	1,786,122	(6,004,891)
Prepaid reinsurance premiums due from affiliate	3,522,981	318,677
Commission payable (affiliated ($1,684,024) and ($7,013,567))	(1,733,467)	(7,017,038)
Interest payable to affiliate	(450,000)	(450,000)
Deferred policy acquisition costs (affiliated ($1,220,806) and ($1,880,841))	(1,234,955)	(1,886,861)
Stock-based compensation payable to affiliate	123,239	111,573
Accrued investment income	222,162	586,257
Accrued income tax:
Current	2,281,398	(6,968,495)
Deferred	41,733	(406,592)
Realized investment gains	(7,779,993)	(9,958,439)
Accounts receivable	(69,881)	490,014
Amortization of premium/discount on fixed maturity securities	(405,141)	(491,015)
Other, net (affiliated ($3,221,600) and ($2,997,932))	(3,307,055)	(2,783,077)
Total adjustments to reconcile net income (loss) to cash provided by (used in) operating activities	(11,827,004)	6,129,672
Net cash provided by (used in) operating activities	$4,820,260	$(1,032,501)

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	Six months ended June 30,
	2012	2011
		(As Adjusted)
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities held-to-maturity	$-	$18,275
Purchases of fixed maturity securities available-for-sale	(98,683,323)	(90,240,239)
Disposals of fixed maturity securities available-for-sale	133,555,413	130,305,162
Purchases of equity securities available-for-sale	(63,487,572)	(44,449,466)
Disposals of equity securities available-for-sale	52,414,422	43,409,567
Disposals of other long-term investments	3,248	7,650
Net purchases of short-term investments	(23,666,050)	(33,756,772)
Net cash provided by investing activities	136,138	5,294,177

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affilate's stock option plans	230,612	755,235
Excess tax benefit associated with affilate's stock option plans	(2,176)	7,584
Repurchase of common stock	-	(316,571)
Dividends paid to stockholders (affiliated ($3,139,140) and ($2,982,184))	(5,153,433)	(4,923,054)
Net cash used in financing activities	(4,924,997)	(4,476,806)

NET INCREASE (DECREASE) IN CASH	31,401	(215,130)
Cash at the beginning of the year	255,042	491,994

Cash at the end of the quarter	$286,443	$276,864

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

EMC Insurance Group Inc., a majority owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance.  Both commercial and personal lines of insurance are written, with a focus on medium-sized commercial accounts.  The term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.

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

	December 31, 2011
	As		Effect
	previously	As	of
	reported	adjusted	change
Balance Sheet
Deferred policy acquisition costs	$40,738,565	$30,849,717	$(9,888,848)
Deferred income taxes	3,249,821	6,710,919	3,461,098
Total assets	1,230,458,912	1,224,031,162	(6,427,750)
Retained earnings	230,241,612	223,813,862	(6,427,750)
Total stockholders' equity	358,768,345	352,340,595	(6,427,750)
Total liabilities and stockholders' equity	1,230,458,912	1,224,031,162	(6,427,750)

	Three months ended June 30, 2011
	As		Effect
	previously	As	of
	reported	adjusted	change
Income Statement
Amortization of deferred policy acquisition costs	$23,845,162	$19,222,109	$(4,623,053)
Other underwriting expenses	8,635,112	13,905,536	5,270,424
Loss before income tax benefit	(21,012,793)	(21,660,164)	(647,371)
Income tax benefit	(8,531,574)	(8,758,153)	(226,579)
Net loss	(12,481,219)	(12,902,011)	(420,792)
Net loss per common share, basic and diluted	(0.96)	(1.00)	(0.04)

	Six months ended June 30, 2011
	As		Effect
	previously	As	of
	reported	adjusted	change
Income Statement
Amortization of deferred policy acquisition costs	$47,655,944	$36,671,191	$(10,984,753)
Other underwriting expenses	18,256,436	29,090,887	10,834,451
Loss before income tax benefit	(14,657,412)	(14,507,110)	150,302
Income tax benefit	(7,397,543)	(7,344,937)	52,606
Net loss	(7,259,869)	(7,162,173)	97,696
Net loss per common share, basic and diluted	(0.56)	(0.55)	0.01

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

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months and six months ended June 30, 2012 and 2011 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide a better understanding of the actual source of the reinsurance activities.  This presentation differs from the classification used in the consolidated financial statements, where “affiliated balances” represent the net amount of all transactions flowing through the pooling and quota share agreements with Employers Mutual.

	Three months ended June 30, 2012
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$85,475,102	$-	$85,475,102
Assumed from nonaffiliates (1)	629,166	24,330,820	24,959,986
Assumed from affiliates	100,988,467	-	100,988,467
Ceded to nonaffiliates	(5,106,734)	(101,057)	(5,207,791)
Ceded to affiliates (1)	(85,475,102)	(2,422,976)	(87,898,078)
Net premiums written	$96,510,899	$21,806,787	$118,317,686

Premiums earned
Direct	$80,728,225	$-	$80,728,225
Assumed from nonaffiliates (1)	566,213	25,963,256	26,529,469
Assumed from affiliates	92,648,120	-	92,648,120
Ceded to nonaffiliates	(5,389,048)	(1,095,105)	(6,484,153)
Ceded to affiliates (1)	(80,728,225)	(2,422,976)	(83,151,201)
Net premiums earned	$87,825,285	$22,445,175	$110,270,460

Losses and settlement expenses incurred
Direct	$60,175,887	$-	$60,175,887
Assumed from nonaffiliates (1)	422,298	18,769,976	19,192,274
Assumed from affiliates	72,306,985	246,580	72,553,565
Ceded to nonaffiliates	(2,108,899)	(1,651,925)	(3,760,824)
Ceded to affiliates	(60,175,887)	414,936	(59,760,951)
Net losses and settlement expenses incurred	$70,620,384	$17,779,567	$88,399,951

	Three months ended June 30, 2011
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$72,788,518	$-	$72,788,518
Assumed from nonaffiliates	421,834	28,710,853	29,132,687
Assumed from affiliates	91,377,982	-	91,377,982
Ceded to nonaffiliates	(6,893,890)	(3,933,414)	(10,827,304)
Ceded to affiliates	(72,788,518)	(2,477,744)	(75,266,262)
Net premiums written	$84,905,926	$22,299,695	$107,205,621

Premiums earned
Direct	$69,128,153	$-	$69,128,153
Assumed from nonaffiliates	413,912	28,606,078	29,019,990
Assumed from affiliates	84,798,480	-	84,798,480
Ceded to nonaffiliates	(6,831,184)	(3,578,013)	(10,409,197)
Ceded to affiliates	(69,128,153)	(2,477,744)	(71,605,897)
Net premiums earned	$78,381,208	$22,550,321	$100,931,529

Losses and settlement expenses incurred
Direct	$79,822,825	$-	$79,822,825
Assumed from nonaffiliates	483,702	41,205,900	41,689,602
Assumed from affiliates	76,374,006	115,287	76,489,293
Ceded to nonaffiliates	(4,238,188)	(5,132,816)	(9,371,004)
Ceded to affiliates	(79,822,825)	(7,037,125)	(86,859,950)
Net losses and settlement expenses incurred	$72,619,520	$29,151,246	$101,770,766

	Six months ended June 30, 2012
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$165,243,694	$-	$165,243,694
Assumed from nonaffiliates (2)	987,792	49,645,507	50,633,299
Assumed from affiliates	191,533,210	-	191,533,210
Ceded to nonaffiliates	(10,115,007)	(886,118)	(11,001,125)
Ceded to affiliates (2)	(165,243,694)	(4,875,939)	(170,119,633)
Net premiums written	$182,405,995	$43,883,450	$226,289,445

Premiums earned
Direct	$158,255,916	$-	$158,255,916
Assumed from nonaffiliates	959,009	55,361,326	56,320,335
Assumed from affiliates	183,109,927	-	183,109,927
Ceded to nonaffiliates	(11,212,261)	(3,311,846)	(14,524,107)
Ceded to affiliates	(158,255,916)	(4,875,939)	(163,131,855)
Net premiums earned	$172,856,675	$47,173,541	$220,030,216

Losses and settlement expenses incurred
Direct	$101,198,850	$-	$101,198,850
Assumed from nonaffiliates	706,357	33,836,168	34,542,525
Assumed from affiliates	125,650,482	420,184	126,070,666
Ceded to nonaffiliates	(3,718,202)	(3,605,544)	(7,323,746)
Ceded to affiliates	(101,198,850)	350,795	(100,848,055)
Net losses and settlement expenses incurred	$122,638,637	$31,001,603	$153,640,240

	Six months ended June 30, 2011
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$140,178,033	$-	$140,178,033
Assumed from nonaffiliates (3)	570,109	55,745,642	56,315,751
Assumed from affiliates	173,267,736	-	173,267,736
Ceded to nonaffiliates	(12,303,619)	(8,571,685)	(20,875,304)
Ceded to affiliates (3)	(140,178,033)	(4,717,396)	(144,895,429)
Net premiums written	$161,534,226	$42,456,561	$203,990,787

Premiums earned
Direct	$134,604,796	$-	$134,604,796
Assumed from nonaffiliates	627,596	55,072,571	55,700,167
Assumed from affiliates	167,429,553	-	167,429,553
Ceded to nonaffiliates	(12,364,649)	(8,829,332)	(21,193,981)
Ceded to affiliates	(134,604,796)	(4,717,396)	(139,322,192)
Net premiums earned	$155,692,500	$41,525,843	$197,218,343

Losses and settlement expenses incurred
Direct	$134,962,647	$-	$134,962,647
Assumed from nonaffiliates	784,692	71,874,491	72,659,183
Assumed from affiliates	129,604,858	340,347	129,945,205
Ceded to nonaffiliates	(6,602,342)	(8,825,707)	(15,428,049)
Ceded to affiliates	(134,962,647)	(12,035,972)	(146,998,619)
Net losses and settlement expenses incurred	$123,787,208	$51,353,159	$175,140,367

(1)
Effective January 1, 2012, Employers Mutual began participating in a new offshore energy and liability proportional account.  During the first quarter of 2012, the reinsurance segment recognized $3,975,000 of earned but not reported (EBNR) premiums on this account.  However, based on more refined actuarial projections, and the fact that the 2012 earnings stream on this account is somewhat back-loaded because it is a new account and the majority of the underlying policies are expected to have effective dates in the months of June and July, a total of $990,000 of EBNR premiums was recognized on this account for the six months ended June 30, 2012.  Accordingly, “Reinsurance” and “Total” premiums written and earned for the three months ended June 30, 2012 reflect $2,985,000 of negative EBNR premiums associated with this account.  Ten percent of this amount ($298,500) was deducted from the corresponding “ceded to affiliates” amounts in accordance with the terms of the excess of loss reinsurance agreement with Employers Mutual.  A corresponding decrease in incurred but not reported (IBNR) reserves of $2,239,000 was also recorded and is reflected in the losses and settlement expenses incurred amounts for the three months ended June 30, 2012.

(2)
The “Reinsurance” and “Total” amounts include a $3,405,866 negative portfolio adjustment related to the January 1, 2012 cancellation of a large pro rata account.  Ten percent of this amount ($340,587) is included in the corresponding “ceded to affiliates” amounts in accordance with the terms of the excess of loss reinsurance agreement with Employers Mutual.

(3)
The “Reinsurance” and “Total” amounts include $1,022,885 associated with a portfolio adjustment related to the January 1, 2011 increase in participation in the Mutual Reinsurance Bureau underwriting association (MRB).  Ten percent of this amount ($102,288) is included in the corresponding “ceded to affiliates” amounts in accordance with the terms of the excess of loss reinsurance agreement with Employers Mutual.

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

•
“Ceded to nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of the amounts ceded to nonaffiliated reinsurance companies in accordance with the terms of the reinsurance agreements providing protection to the pool and each of its participants.  For the reinsurance subsidiary, this line includes reinsurance business that is ceded to other insurance companies in connection with “fronting” activities initiated by Employers Mutual.

•
“Ceded to affiliates” for the property and casualty insurance subsidiaries represents the cession of their direct business to Employers Mutual under the terms of the pooling agreement.  For the reinsurance subsidiary this line represents amounts ceded to Employers Mutual under the terms of the excess of loss reinsurance agreement.

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

Summarized financial information for the Company’s segments is as follows:

	Property and
Three months ended	casualty		Parent
June 30, 2012	insurance	Reinsurance	company	Consolidated
Premiums earned (1)	$87,825,285	$22,445,175	$-	$110,270,460

Underwriting loss	(15,391,481)	40,309	-	(15,351,172)
Net investment income	8,139,202	3,011,279	(1,786)	11,148,695
Realized investment losses	(752,888)	(385,448)	-	(1,138,336)
Other income	222,751	-	-	222,751
Interest expense	225,000	-	-	225,000
Other expenses	178,276	(392,315)	382,781	168,742
Income (loss) before income tax expense (benefit)	$(8,185,692)	$3,058,455	$(384,567)	$(5,511,804)

	Property and
Three months ended	casualty		Parent
June 30, 2011	insurance	Reinsurance	company	Consolidated
Premiums earned	$78,381,208	$22,550,321	$-	$100,931,529

Underwriting loss	(22,471,209)	(11,350,742)	-	(33,821,951)
Net investment income	8,385,878	3,087,022	208	11,473,108
Realized investment gains	1,303,670	396,573	-	1,700,243
Other income	236,483	-	-	236,483
Interest expense	225,000	-	-	225,000
Other expenses	163,725	520,562	338,760	1,023,047
Loss before income tax expense (benefit)	$(12,933,903)	$(8,387,709)	$(338,552)	$(21,660,164)

	Property and
Six months ended	casualty		Parent
June 30, 2012	insurance	Reinsurance	company	Consolidated
Premiums earned	$172,856,675	$47,173,541	$-	$220,030,216

Underwriting profit (loss)	(13,491,459)	6,535,982	-	(6,955,477)
Net investment income	16,314,329	5,995,204	(4,056)	22,305,477
Realized investment gains	7,151,901	628,092	-	7,779,993
Other income	461,749	-	-	461,749
Interest expense	450,000	-	-	450,000
Other expenses	397,440	(372,550)	730,369	755,259
Income (loss) before income tax expense (benefit)	$9,589,080	$13,531,828	$(734,425)	$22,386,483

Assets	$914,680,364	$330,486,840	$374,311,658	$1,619,478,862
Eliminations	-	-	(367,700,878)	(367,700,878)
Reclassifications	-	(1,936,106)	(408,665)	(2,344,771)
Net assets	$914,680,364	$328,550,734	$6,202,115	$1,249,433,213

	Property and
Six months ended	casualty		Parent
June 30, 2011	insurance	Reinsurance	company	Consolidated
Premiums earned	$155,692,500	$41,525,843	$-	$197,218,343

Underwriting loss	(26,891,874)	(19,160,266)	-	(46,052,140)
Net investment income	17,283,528	6,267,569	606	23,551,703
Realized investment gains	7,657,024	2,301,415	-	9,958,439
Other income	440,313	-	-	440,313
Interest expense	450,000	-	-	450,000
Other expenses	326,441	941,848	687,136	1,955,425
Loss before income tax expense (benefit)	$(2,287,450)	$(11,533,130)	$(686,530)	$(14,507,110)

Year ended December 31, 2011
Assets	$894,566,764	$325,952,038	$352,625,304	$1,573,144,106
Eliminations	-	-	(349,112,944)	(349,112,944)
Net assets	$894,566,764	$325,952,038	$3,512,360	$1,224,031,162

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three months and six months ended June 30, 2012 and 2011, by line of business.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Property and casualty insurance segment
Commercial lines:
Automobile	$19,053,727	$16,512,538	$36,909,397	$32,655,708
Property	18,749,310	16,564,164	37,087,621	33,254,043
Workers' compensation	18,564,240	16,616,494	36,725,157	33,101,602
Liability	16,786,689	14,813,392	32,970,176	29,385,219
Other	1,873,690	1,897,035	3,765,469	3,816,728
Total commercial lines	75,027,656	66,403,623	147,457,820	132,213,300

Personal lines:
Automobile	7,119,459	6,821,057	14,094,368	13,251,238
Property	5,524,351	5,020,245	11,002,952	9,957,997
Liability	153,819	136,283	301,535	269,965
Total personal lines	12,797,629	11,977,585	25,398,855	23,479,200
Total property and casualty insurance	$87,825,285	$78,381,208	$172,856,675	$155,692,500

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$2,115,547	$2,763,535	$3,562,142	$4,549,652
Property	4,308,272	3,707,329	6,767,632	6,595,169
Crop	195,609	451,365	472,559	669,152
Casualty	295,324	245,325	639,376	522,390
Marine/Aviation (1)	(1,459,630)	211,062	2,402,316	433,045
Total pro rata reinsurance	5,455,122	7,378,616	13,844,025	12,769,408

Excess of loss reinsurance:
Property	13,770,698	12,693,520	27,314,458	23,929,217
Casualty	3,218,590	2,478,164	6,006,901	4,823,464
Surety	765	21	8,157	3,754
Total excess of loss reinsurance	16,990,053	15,171,705	33,329,516	28,756,435
Total reinsurance	$22,445,175	$22,550,321	$47,173,541	$41,525,843

Consolidated	$110,270,460	$100,931,529	$220,030,216	$197,218,343

(1)
Effective January 1, 2012, Employers Mutual began participating in a new offshore energy and liability proportional account.  During the first quarter of 2012, the reinsurance segment recognized $3,577,500 of EBNR premiums on this account, net of the ten percent charge for the cost of the excess of loss reinsurance protection provided by Employers Mutual.  However, based on more refined actuarial projections, and the fact that the 2012 earnings stream on this account is somewhat back-loaded because it is a new account and the majority of the underlying policies are expected to have effective dates in the months of June and July, a total of $891,000 of EBNR premiums was recognized on this account for the six months ended June 30, 2012.  Accordingly, net premiums earned for the second quarter reflects $2,686,500 of negative EBNR premiums associated with this account.

5.	INCOME TAXES

The actual income tax expense (benefit) for the three months and six months ended June 30, 2012 and 2011 differed from the “expected” income tax expense (benefit) for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income (loss) before income tax expense (benefit)) as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Computed "expected" income tax expense (benefit)	$(1,929,132)	$(7,581,056)	$7,835,268	$(5,077,488)
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(1,126,316)	(1,197,180)	(2,281,477)	(2,405,272)
Dividends received deduction	(158,109)	(132,881)	(286,445)	(273,360)
Proration of tax-exempt interest and dividends received deduction	192,663	199,509	385,188	401,795
Other, net	85,561	(46,545)	86,685	9,388
Income tax expense (benefit)	$(2,935,333)	$(8,758,153)	$5,739,219	$(7,344,937)

The Company had no provision for uncertain tax positions at June 30, 2012 or December 31, 2011.  The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during the three months or six months ended June 30, 2012 or 2011.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files a U.S. federal tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2009.

6.	EMPLOYEE RETIREMENT PLANS

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Pension plans:
Service cost	$2,849,900	$3,112,182	$6,219,484	$6,224,364
Interest cost	2,213,713	2,406,393	4,413,838	4,812,786
Expected return on plan assets	(3,731,361)	(3,876,511)	(7,462,722)	(7,753,022)
Amortization of net actuarial loss	1,745,644	840,282	3,414,404	1,680,564
Amortization of prior service cost	72,788	112,370	145,576	224,740
Net periodic pension benefit cost	$3,150,684	$2,594,716	$6,730,580	$5,189,432

Postretirement benefit plans:
Service cost	$1,537,530	$1,150,622	$3,075,060	$2,301,244
Interest cost	1,634,210	1,499,645	3,268,420	2,999,290
Expected return on plan assets	(804,794)	(732,473)	(1,609,588)	(1,464,947)
Amortization of net actuarial loss	1,002,154	444,212	2,004,308	888,424
Amortization of prior service credit	(532,814)	(532,814)	(1,065,628)	(1,065,628)
Net periodic postretirement benefit cost	$2,836,286	$1,829,192	$5,672,572	$3,658,383

Net periodic pension benefit cost allocated to the Company amounted to $970,632 and $797,972 for the three months and $2,070,030 and $1,595,945 for the six months ended June 30, 2012 and 2011, respectively.  Net periodic postretirement benefit cost allocated to the Company amounted to $821,798 and $527,797 for the three months and $1,643,594 and $1,055,591 for the six months ended June 30, 2012 and 2011, respectively.

During the first six months of 2012, Employers Mutual contributed $1,000,000 to its pension plan.  Employers Mutual plans to contribute approximately $22,000,000 to the pension plan, and $5,500,000 to the Voluntary Employee Beneficiary trust in 2012.  The Company’s share of these contributions, if made, will be approximately $6,731,000 and $1,590,000, respectively.

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

The Company recognized compensation expense from these plans of $45,952 ($40,322 net of tax) and $41,330 ($29,616 net of tax) for the three months and $123,239 ($93,017 net of tax) and $111,573 ($79,720 net of tax) for the six months ended June 30, 2012 and 2011, respectively.  During the first six months of 2012, 263,161 non-qualified stock options were granted under the 2007 Plan to eligible participants at a price of $20.98, and 19,306 options were exercised under the plans at prices ranging from $16.88 to $19.35.

The weighted average fair value of options granted during the six months ended June 30, 2012 and 2011 amounted to $3.83 and $4.44, respectively.  Employers Mutual estimated the fair value of each option grant on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted-average assumptions:

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

The expected volatility of options granted in 2012 to individuals who were not eligible to retire as of the grant date was computed by using the historical daily prices of the Company’s common stock for a period covering the most recent 6.4 years, which approximates the average term of the options.  This produced an expected volatility of 44.7 percent.  The expected volatility of options granted to individuals who were eligible to retire as of the grant date was computed by using the historical daily prices for the most recent three-month period.  This produced an expected volatility of 25.2 percent.  The weighted-average volatility of the 2012 option grant was 35.61 percent.

Stock Appreciation Rights (SAR) agreement

No compensation expense was recognized during the three months or six months ended June 30, 2012 and 2011 related to a separate stock appreciation rights agreement that is accounted for as a liability-classified award because the fair value of the award did not exceed the floor amount contained in the agreement.

8.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

	Carrying	Estimated
	amount	fair value
June 30, 2012
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$4,997,893	$4,997,893
U.S. government-sponsored agencies	114,948,613	114,948,613
Obligations of states and political subdivisions	386,445,210	386,445,210
Commercial mortgage-backed	86,658,008	86,658,008
Residential mortgage-backed	26,634,733	26,634,733
Other asset-backed	11,238,835	11,238,835
Corporate	315,721,872	315,721,872
Total fixed maturity securities available-for-sale	946,645,164	946,645,164

Equity securities available-for-sale:
Common stocks:
Financial services	13,807,395	13,807,395
Information technology	17,459,523	17,459,523
Healthcare	19,636,264	19,636,264
Consumer staples	13,124,427	13,124,427
Consumer discretionary	17,040,973	17,040,973
Energy	18,994,673	18,994,673
Industrials	9,475,356	9,475,356
Other	16,896,945	16,896,945
Non-redeemable preferred stocks	6,697,400	6,697,400
Total equity securities available-for-sale	133,132,956	133,132,956

Short-term investments	66,294,976	66,294,976
Other long-term investments	11,279	11,279

Liabilities:
Surplus notes	25,000,000	17,473,917

	Carrying	Estimated
	amount	fair value
December 31,2011
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$5,011,250	$5,011,250
U.S. government-sponsored agencies	152,179,684	152,179,684
Obligations of states and political subdivisions	401,127,528	401,127,528
Commercial mortgage-backed	99,106,059	99,106,059
Residential mortgage-backed	21,902,112	21,902,112
Other asset-backed	11,942,191	11,942,191
Corporate	266,934,752	266,934,752
Total fixed maturity securities available-for-sale	958,203,576	958,203,576

Equity securities available-for-sale:
Common stocks:
Financial services	9,518,685	9,518,685
Information technology	17,818,367	17,818,367
Healthcare	16,237,164	16,237,164
Consumer staples	10,460,870	10,460,870
Consumer discretionary	13,710,379	13,710,379
Energy	19,947,029	19,947,029
Industrials	5,742,518	5,742,518
Other	12,916,041	12,916,041
Non-redeemable preferred stocks	4,949,000	4,949,000
Total equity securities available-for-sale	111,300,053	111,300,053

Short-term investments	42,628,926	42,628,926
Other long-term investments	14,527	14,527

Liabilities:
Surplus notes	25,000,000	17,285,170

The estimated fair value of fixed maturity and equity securities is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.

Short-term investments may include money market funds, U.S. Treasury bills and commercial paper.  Short-term investments are carried at fair value, which approximates cost due to the highly liquid nature of the securities.   Short-term securities are classified as Level 1 fair value measurements when the fair value can be validated by recent trades.  When recent trades are not available, fair value is deemed to be the cost basis and the securities are classified as Level 2 fair value measurements.

Other long-term investments consist of holdings in limited partnerships and limited liability companies designed for the allocation of tax credits.  These investments are carried at amortized cost, which in management’s opinion approximates fair value.

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

The Company uses an independent pricing source to obtain the estimated fair value of a majority of its securities, subject to an internal validation.  The fair value is based on quoted market prices, where available.  This is typically the case for equity securities, which are accordingly classified as Level 1 fair value measurements.  In cases where quoted market prices are not available, fair value is based on a variety of valuation techniques depending on the type of security.  Fixed maturity securities in the Company’s portfolio may not trade on a daily basis; however, observable inputs are utilized in their valuations, and these securities are therefore classified as Level 2 fair value measurements.  Following is a brief description of the various pricing techniques used by the independent pricing source for different asset classes.

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At June 30, 2012 and December 31, 2011, the Company did not hold any fixed maturity securities that were priced solely from broker quotes.

A small number of the Company’s securities are not priced by the independent pricing service.  One is an equity security that is reported as a Level 3 fair value measurement at June 30, 2012 and December 31, 2011, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements.  This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $2,401 and $2,250 at June 30, 2012 and December 31, 2011, respectively.  The other securities not priced by the Company’s independent pricing service at June 30, 2012 are two fixed maturity securities (one fixed maturity security was not priced by the Company’s independent pricing service at December 31, 2011).  These fixed maturity securities are classified as Level 2 fair value measurements.  The fair values for these fixed maturity securities were obtained from the Company’s investment custodian using independent pricing services which utilize similar pricing techniques as the Company’s independent pricing service.

The Company’s fixed maturity and equity securities available-for-sale are measured and reported in the Consolidated Balance Sheets at fair value on a recurring basis.  No assets or liabilities are currently measured at fair value on a non-recurring basis.  Presented in the table below are the estimated fair values of the Company’s financial instruments, as of June 30, 2012 and December 31, 2011.

		Fair value measurements at June 30, 2012 using
		Quoted
		prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$4,997,893	$-	$4,997,893	$-
U.S. government-sponsored agencies	114,948,613	-	114,948,613	-
Obligations of states and political subdivisions	386,445,210	-	386,445,210	-
Commercial mortgage-backed	86,658,008	-	86,658,008	-
Residential mortgage-backed	26,634,733	-	26,634,733	-
Other asset-backed	11,238,835	-	11,238,835	-
Corporate	315,721,872	-	315,721,872	-
Total fixed maturity securities available-for-sale	946,645,164	-	946,645,164	-

Equity securities available-for-sale:
Common stocks:
Financial services	13,807,395	13,804,994	-	2,401
Information technology	17,459,523	17,459,523	-	-
Healthcare	19,636,264	19,636,264	-	-
Consumer staples	13,124,427	13,124,427	-	-
Consumer discretionary	17,040,973	17,040,973	-	-
Energy	18,994,673	18,994,673	-	-
Industrials	9,475,356	9,475,356	-	-
Other	16,896,945	16,896,945	-	-
Non-redeemable preferred stocks	6,697,400	6,697,400	-	-
Total equity securities available-for-sale	133,132,956	133,130,555	-	2,401

Short-term investments	66,294,976	54,938,726	11,356,250	-
Other long-term investments	11,279	-	-	11,279

Liabilities:
Surplus notes	17,473,917	-	-	17,473,917

		Fair value measurements at December 31, 2011 using
		Quoted
		prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Fixed maturity securities available-for-sale:
U.S. treasury	$5,011,250	$-	$5,011,250	$-
U.S. government-sponsored agencies	152,179,684	-	152,179,684	-
Obligations of states and political subdivisions	401,127,528	-	401,127,528	-
Commercial mortgage-backed	99,106,059	-	99,106,059	-
Residential mortgage-backed	21,902,112	-	21,902,112	-
Other asset-backed	11,942,191	-	11,942,191	-
Corporate	266,934,752	-	266,934,752	-
Total fixed maturity securities available-for-sale	958,203,576	-	958,203,576	-

Equity securities available-for-sale:
Common stocks:
Financial services	9,518,685	9,516,435	-	2,250
Information technology	17,818,367	17,818,367	-	-
Healthcare	16,237,164	16,237,164	-	-
Consumer staples	10,460,870	10,460,870	-	-
Consumer discretionary	13,710,379	13,710,379	-	-
Energy	19,947,029	19,947,029	-	-
Industrials	5,742,518	5,742,518	-	-
Other	12,916,041	12,916,041	-	-
Non-redeemable preferred stocks	4,949,000	4,949,000	-	-
Total equity securities available-for-sale	111,300,053	111,297,803	-	2,250

Short-term investments	42,628,926	42,628,926	-	-
Other long-term investments	14,527	-	-	14,527

Liabilities:
Surplus notes	17,285,170	-	-	17,285,170

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended June 30, 2012 and 2011.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities are reported as realized investment gains or losses in net income.

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Equity securities
	available-for-sale,
Three months ended June 30, 2012	financial services	Total
Balance at March 31, 2012	$2,250	$2,250
Total unrealized gains included in other comprehensive income	151	151
Balance at June 30, 2012	$2,401	$2,401

Six months ended June 30, 2012
Balance at December 31, 2011	$2,250	$2,250
Total unrealized gains included in other comprehensive income	151	151
Balance at June 30, 2012	$2,401	$2,401

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Equity securities
	available-for-sale,
Three months ended June 30, 2011	financial services	Total
Balance at March 31, 2011	$2,130	$2,130
Total unrealized gains included in other comprehensive income	116	116
Balance at June 30, 2011	$2,246	$2,246

Six months ended June 30, 2011
Balance at December 31, 2010	$2,130	$2,130
Total unrealized gains included in other comprehensive income	116	116
Balance at June 30, 2011	$2,246	$2,246

There were no transfers into or out of Levels 1 or 2 during the three months or six months ended June 30, 2012 or 2011.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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

The amortized cost and estimated fair value of securities available-for-sale as of June 30, 2012 and December 31, 2011 are as follows.  All securities are classified as available-for-sale and are carried at fair value.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
June 30, 2012	cost	gains	losses	fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,689,624	$308,269	$-	$4,997,893
U.S. government-sponsored agencies	112,325,551	2,676,348	53,286	114,948,613
Obligations of states and political subdivisions	352,612,188	33,833,022	-	386,445,210
Commercial mortgage-backed	77,000,661	9,681,603	24,256	86,658,008
Residential mortgage-backed	25,506,028	1,189,209	60,504	26,634,733
Other asset-backed	9,870,219	1,368,616	-	11,238,835
Corporate	294,962,901	21,324,279	565,308	315,721,872
Total fixed maturity securities	876,967,172	70,381,346	703,354	946,645,164

Equity securities:
Common stocks:
Financial services	11,919,885	2,109,151	221,641	13,807,395
Information technology	12,187,066	5,366,834	94,377	17,459,523
Healthcare	16,283,857	3,360,900	8,493	19,636,264
Consumer staples	11,371,277	1,763,793	10,643	13,124,427
Consumer discretionary	11,497,234	5,603,309	59,570	17,040,973
Energy	15,294,008	3,742,128	41,463	18,994,673
Industrials	8,931,652	553,474	9,770	9,475,356
Other	15,225,790	1,729,692	58,537	16,896,945
Non-redeemable preferred stocks	6,500,000	565,400	368,000	6,697,400
Total equity securities	109,210,769	24,794,681	872,494	133,132,956
Total securities available-for-sale	$986,177,941	$95,176,027	$1,575,848	$1,079,778,120

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
December 31, 2011	cost	gains	losses	fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,681,611	$329,639	$-	$5,011,250
U.S. government-sponsored agencies	149,016,862	3,162,822	-	152,179,684
Obligations of states and political subdivisions	373,597,081	27,530,447	-	401,127,528
Commercial mortgage-backed	89,452,202	9,694,648	40,791	99,106,059
Residential mortgage-backed	20,740,802	1,191,625	30,315	21,902,112
Other asset-backed	10,440,167	1,502,024	-	11,942,191
Corporate	252,010,891	16,438,873	1,515,012	266,934,752
Total fixed maturity securities	899,939,616	59,850,078	1,586,118	958,203,576

Equity securities:
Common stocks:
Financial services	8,479,330	1,055,486	16,131	9,518,685
Information technology	12,757,833	5,165,021	104,487	17,818,367
Healthcare	13,150,669	3,090,110	3,615	16,237,164
Consumer staples	9,572,447	896,769	8,346	10,460,870
Consumer discretionary	9,054,299	4,675,095	19,015	13,710,379
Energy	15,932,242	4,029,892	15,105	19,947,029
Industrials	4,983,996	802,862	44,340	5,742,518
Other	11,774,715	1,164,832	23,506	12,916,041
Non-redeemable preferred stocks	5,160,600	232,400	444,000	4,949,000
Total equity securities	90,866,131	21,112,467	678,545	111,300,053
Total securities available-for-sale	$990,805,747	$80,962,545	$2,264,663	$1,069,503,629

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of June 30, 2012 and December 31, 2011, listed by length of time the securities were in an unrealized loss position.

June 30, 2012	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$18,417,391	$53,286	$-	$-	$18,417,391	$53,286
Commercial mortgage-backed	4,661,911	24,256	-	-	4,661,911	24,256
Residential mortgage-backed	7,323,763	37,100	356,132	23,404	7,679,895	60,504
Corporate	14,447,861	437,050	872,000	128,258	15,319,861	565,308
Total, fixed maturity securities	44,850,926	551,692	1,228,132	151,662	46,079,058	703,354

Equity securities:
Common stocks:
Financial services	2,183,292	221,641	-	-	2,183,292	221,641
Information technology	1,718,758	94,377	-	-	1,718,758	94,377
Healthcare	246,813	8,493	-	-	246,813	8,493
Consumer staples	681,844	10,643	-	-	681,844	10,643
Consumer discretionary	2,440,878	59,570	-	-	2,440,878	59,570
Energy	2,063,029	41,463	-	-	2,063,029	41,463
Industrials	911,974	9,770	-	-	911,974	9,770
Other	2,421,357	58,537	-	-	2,421,357	58,537
Non-redeemable preferred stocks	-	-	1,632,000	368,000	1,632,000	368,000
Total, equity securities	12,667,945	504,494	1,632,000	368,000	14,299,945	872,494
Total temporarily impaired securities	$57,518,871	$1,056,186	$2,860,132	$519,662	$60,379,003	$1,575,848

December 31, 2011	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
Commercial mortgage-backed	$8,865,991	$30,729	$2,987,967	$10,062	$11,853,958	$40,791
Residential mortgage-backed	-	-	471,941	30,315	471,941	30,315
Corporate	40,789,555	1,332,242	817,500	182,770	41,607,055	1,515,012
Total, fixed maturity securities	49,655,546	1,362,971	4,277,408	223,147	53,932,954	1,586,118

Equity securities:
Common stocks:
Financial services	853,572	16,131	-	-	853,572	16,131
Information technology	3,074,796	101,096	49,324	3,391	3,124,120	104,487
Healthcare	1,912,273	3,615	-	-	1,912,273	3,615
Consumer staples	1,259,440	8,346	-	-	1,259,440	8,346
Consumer discretionary	191,508	19,015	-	-	191,508	19,015
Energy	712,268	15,105			712,268	15,105
Industrials	1,486,762	44,340	-	-	1,486,762	44,340
Other	1,053,572	23,506	-	-	1,053,572	23,506
Non-redeemable preferred stocks	-	-	1,556,000	444,000	1,556,000	444,000
Total, equity securities	10,544,191	231,154	1,605,324	447,391	12,149,515	678,545
Total temporarily impaired securities	$60,199,737	$1,594,125	$5,882,732	$670,538	$66,082,469	$2,264,663

Unrealized losses on fixed maturity securities totaled $703,354 at June 30, 2012 and were primarily associated with corporate securities.  Of all the securities that are in an unrealized loss position, all but one residential mortgage-backed security are considered investment grade by credit rating agencies.  Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at June 30, 2012.

Approximately half of the unrealized losses on common stocks at June 30, 2012 are associated with a JP Morgan Chase security in the financial services sector.  The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at June 30, 2012.

All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at June 30, 2012.

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2012, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value
Securities available-for-sale:
Due in one year or less	$16,749,828	$17,343,063
Due after one year through five years	125,488,992	130,778,418
Due after five years through ten years	158,210,799	174,802,462
Due after ten years	474,010,864	510,428,480
Mortgage-backed securities	102,506,689	113,292,741
Totals	$876,967,172	$946,645,164

A summary of realized investment gains and (losses) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Fixed maturity securities available-for-sale:
Gross realized investment gains	$108,016	$155,097	$508,507	$184,056
Gross realized investment losses	-	(346,294)	-	(346,294)
"Other-than-temporary" impairments	-	(221,956)	-	(221,956)

Equity securities available-for-sale:
Gross realized investment gains	348,743	2,899,971	8,954,418	11,454,251
Gross realized investment losses	(1,469,047)	(338,063)	(1,556,884)	(417,260)
"Other-than-temporary" impairments	(126,048)	(448,512)	(126,048)	(694,358)
Totals	$(1,138,336)	$1,700,243	$7,779,993	$9,958,439

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The amounts reported as “other-than-temporary” impairments for both the three and six months ended June 30, 2012 reflect the impairment of two equity securities.  The Company impaired four fixed maturity securities and four equity securities during the second quarter of 2011, and four fixed maturity and seven equity securities during the first six months of 2011.

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

	Three months ended June 30,
	2012	2011
Balance at March 31	$-	$207,854

Reduction for credit loss associated with previously recognized "other-than-temporary" impairment due to management's intent to sell the security	-	(207,854)
Balance at June 30	$-	$-

	Six months ended June 30,
	2012	2011
Balance at beginning of year	$-	$207,854

Reduction for credit loss associated with previously recognized "other-than-temporary" impairment due to management's intent to sell the security	-	(207,854)
Balance at June 30	$-	$-

10.	CONTINGENT LIABILITIES

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

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $162,144 at December 31, 2011.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $239,486 at December 31, 2011 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at June 30, 2012.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

11.	STOCK REPURCHASE PROGRAM

On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program.  On October 31, 2008, the Company’s Board of Directors announced an extension of the stock repurchase program, authorizing an additional $10,000,000.  During 2011, the Company completed the program with the repurchase of 98,200 shares of its common stock at an average cost of $18.84 per share (16,700 shares at an average cost of $18.96 during the first six months of 2011).  In total, the Company repurchased 1,078,733 shares of its common stock at a cost of $24,998,330 under the program.

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

COMPANY OVERVIEW

The Company, a majority owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance.

Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 79 percent of consolidated premiums earned during the first six months of 2012.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.

Reinsurance operations are conducted through EMC Reinsurance Company, totaling 21 percent of consolidated premiums earned during the first six months of 2011.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual’s assumed reinsurance business (with certain exceptions).

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
Form 10-K.

RESULTS OF OPERATIONS

Results of operations by segment and on a consolidated basis for the three and six months ended June 30, 2012 and 2011 are as follows.

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2012	2011	2012	2011
Property and casualty insurance
Premiums earned	$87,825	$78,381	$172,857	$155,692
Losses and settlement expenses	70,621	72,619	122,639	123,787
Acquisition and other expenses	32,597	28,233	63,710	58,797
Underwriting loss	$(15,393)	$(22,471)	$(13,492)	$(26,892)

Loss and settlement expense ratio	80.4%	92.6%	70.9%	79.5%
Acquisition expense ratio	37.1%	36.1%	36.9%	37.8%
Combined ratio	117.5%	128.7%	107.8%	117.3%

Losses and settlement expenses:
Insured events of current year	$75,080	$81,344	$137,603	$137,194
Decrease in provision for insured events of prior years	(4,459)	(8,725)	(14,964)	(13,407)

Total losses and settlement expenses	$70,621	$72,619	$122,639	$123,787

Catastrophe losses	$19,773	$29,535	$25,327	$32,958

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2012	2011	2012	2011
Reinsurance
Premiums earned	$22,445	$22,550	$47,173	$41,526
Losses and settlement expenses	17,779	29,151	31,001	51,353
Acquisition and other expenses	4,625	4,750	9,636	9,333
Underwriting profit (loss)	$41	$(11,351)	$6,536	$(19,160)

Loss and settlement expense ratio	79.2%	129.3%	65.7%	123.7%
Acquisition expense ratio	20.6%	21.0%	20.4%	22.4%
Combined ratio	99.8%	150.3%	86.1%	146.1%

Losses and settlement expenses:
Insured events of current year	$14,719	$29,616	$33,699	$51,043
Increase (decrease) in provision for insured events of prior years	3,060	(465)	(2,698)	310

Total losses and settlement expenses	$17,779	$29,151	$31,001	$51,353

Catastrophe losses	$5,074	$11,529	$9,223	$17,511

	Three months ended		Six months ended
	June 30,		June 30,
($ in thousands)	2012	2011	2012	2011
Consolidated
REVENUES
Premiums earned	$110,270	$100,931	$220,030	$197,218
Net investment income	11,148	11,474	22,305	23,552
Realized investment gains (losses)	(1,138)	1,700	7,780	9,958
Other income	223	236	462	440
	120,503	114,341	250,577	231,168
LOSSES AND EXPENSES
Losses and settlement expenses	88,400	101,770	153,640	175,140
Acquisition and other expenses	37,222	32,983	73,346	68,130
Interest expense	225	225	450	450
Other expense	168	1,023	755	1,955
	126,015	136,001	228,191	245,675
Income (loss) before income tax
expense (benefit)	(5,512)	(21,660)	22,386	(14,507)
Income tax expense (benefit)	(2,935)	(8,758)	5,739	(7,345)
Net income (loss)	$(2,577)	$(12,902)	$16,647	$(7,162)

Net income (loss) per share	$(0.20)	$(1.00)	$1.29	$(0.55)

Loss and settlement expense ratio	80.2%	100.8%	69.8%	88.8%
Acquisition expense ratio	33.7%	32.7%	33.4%	34.6%
Combined ratio	113.9%	133.5%	103.2%	123.4%

Losses and settlement expenses:
Insured events of current year	$89,799	$110,960	$171,302	$188,237
Decrease in provision for insured events of prior years	(1,399)	(9,190)	(17,662)	(13,097)

Total losses and settlement expenses	$88,400	$101,770	$153,640	$175,140

Catastrophe losses	$24,847	$41,064	$34,550	$50,469

The Company had net losses of $2,577,000 ($0.20 per share) and $12,902,000 ($1.00 per share) during the three months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012, the Company had net income of $16,647,000 ($1.29 per share) compared to a net loss of $7,162,000 ($0.55 per share) during the same period in 2011.  The improvement in 2012 results is primarily attributed to a double-digit increase in premium income and a significant decline in catastrophe losses from the unprecedented amount experienced in the second quarter of 2011.  Management has expended a great deal of time and resources into implementing much needed rate level increases in the commercial lines of business during the first six months of the year, and those efforts have been successful.  Unfortunately, the positive impact those rate increases had on second quarter results was overshadowed by a high level of catastrophe losses and a decline in the amount of favorable development experienced on prior years’ reserves.  Management continues to believe that the persistent level of above-average catastrophe losses is an aberration attributed to an  active weather cycle, and does not reflect a permanent change in weather patterns.  Future operating results should benefit from the rate level increases being implemented now.

Premium income

Premiums earned increased 9.3 percent and 11.6 percent to $110,270,000 and $220,030,000 for the three months and six months ended June 30, 2012 from $100,931,000 and $197,218,000 for the same periods in 2011.  A number of factors contributed to these increases in premium income.  In the property and casualty insurance segment, the majority of the increase is attributed to rate level increases, growth in insured exposures and an increase in retained policies.  In the reinsurance segment, the increase for the six months ended is attributed to rate level increases, and to a lesser extent new marine business.  Premium rate levels increased moderately in the property and casualty insurance segment during the first half of 2012, and rate level increases continue to accelerate each month.  Double-digit premium rate levels increases were obtained in the reinsurance segment during the January 1 renewal season, but have slowed somewhat subsequently.  Premium rates improved in all lines of business, and are expected to continue to improve during the remainder of the year and into 2013.

Premiums earned for the property and casualty insurance segment increased 12.0 percent and 11.0 percent to $87,825,000 and $172,857,000 for the three months and six months ended June 30, 2012 from $78,381,000 and $155,692,000 for the same periods in 2011.  This growth is the result of several factors, including rate level increases, growth in insured exposures, and strong retention of policies.  During the first half of 2012, renewal rates on the six major lines of commercial business were up 4.8 percent, and the size of the rate increases has continued to increase each month.  Rates for personal lines of business were up as well.  Renewal business premium increased approximately nine percent during the first half of 2012 compared to the same period in 2011, and new business premium was up approximately 13 percent.  While new business premium grew significantly, it continues to account for a relatively small portion of the pool participants’ direct written premiums, at just 15 percent during the first half of 2012.  Overall policy retention remained stable at approximately 88 percent.

Premiums earned for the reinsurance segment decreased 0.5 percent to $22,445,000 for the three months ended June 30, 2012 from $22,550,000 for the same period in 2011.  For the six months ended June 30, 2012 premiums earned increased 13.6 percent to $47,173,000 from $41,526,000 for the same period in 2011.  The decrease for the three months ended June 30, 2012 is attributed to a negative earned but not reported (EBNR) premium adjustment recorded during the second quarter (see discussion below).  The increase for the six months ended June 30, 2012 is primarily attributed to rate level increases implemented during the January 1 renewal season.  Rate levels, which had previously been declining, began trending higher during 2011 due to the large number of severe catastrophic events that occurred during the year.  This improved pricing continued through the January 1, 2012 renewal season.  Rate increases averaged approximately 10 percent, with larger increases on contracts containing catastrophe exposures.  The pace of rate increases has slowed somewhat during 2012, with July 1 renewal rates increasing approximately five to seven percent.   Effective January 1, 2012, Employers Mutual began participating in a new offshore energy and liability proportional account written through a specialty marine underwriter. This account is expected to generate between $17,000,000 and $21,000,000 of annual premiums on an underwriting year basis; however, since the underlying policies will have effective dates throughout the 2012 underwriting year, approximately one-half of this range of annual premiums is currently projected to be earned during calendar year 2012 with the balance to be earned during calendar year 2013.  Worldwide, the account covers oil rigs, platforms and floating production, storage and offloading systems, with 56 percent of the premiums coming from the United States and United Kingdom.  The focus is on small to medium-sized enterprises involved with energy exploration and production, which comprises 75 percent of the account.  The account also includes a small number of larger enterprises and a number of state-owned oil and gas companies.  Specialized underwriting and engineering areas work closely together to technically analyze each risk.  Gulf of Mexico windstorm exposure is minimal and first party removal of wreck is restricted in liability policies.  The Company’s maximum exposure is limited to $4,000,000 per event under the terms of the excess of loss reinsurance agreement with Employers Mutual.  During the first quarter of 2012, the reinsurance segment recognized $3,975,000 of EBNR premiums on this account.  However, based on more refined actuarial projections, and the fact that the 2012 earnings stream on this account is somewhat back-loaded because it is a new account and the majority of the underlying policies are expected to have effective dates in the months of June and July, a total of $990,000 of EBNR premiums was recognized on this account for the six months ended June 30, 2012. Accordingly, results for the second quarter of 2012 reflect $2,985,000 of negative EBNR premiums associated with this account.  Corresponding decreases in incurred but not reported (IBNR) reserves ($2,239,000), commission expense reserves ($597,000) and the cost of the excess of loss reinsurance protection ($299,000) were also recorded, resulting in an after-tax impact on second quarter results of less than $100,000.

Effective January 1, 2012, the Mutual Reinsurance Bureau (MRB) underwriting association cancelled a large pro rata account with poor experience.  As a result, the reinsurance segment recorded a $3,406,000 portfolio adjustment decrease in premiums written in the first quarter of 2012 that offset a corresponding decrease in unearned premiums.  Ten percent of this amount ($341,000) was recorded as a reduction in the cost of the excess of loss reinsurance protection provided by Employers Mutual, and the reinsurance segment recognized $1,362,000 of negative commission allowance (commission income) to compensate for the acquisition costs incurred to generate this business.

Effective January 1, 2011, Country Mutual Insurance Company (Country Mutual) discontinued its participation in the MRB underwriting association.  As a result, Employers Mutual became a one-fourth participant in MRB, up from its previous approximate one-fifth participation.  In connection with Employers Mutual’s increased participation in MRB, the reinsurance segment recorded a $1,023,000 portfolio adjustment increase in premiums written in the first quarter of 2011 that offset a corresponding increase in unearned premium.  The reinsurance segment ceded ten percent of this amount ($102,000) to Employers Mutual under the terms of the excess of loss reinsurance agreement, and recognized $399,000 of commission expense to compensate Country Mutual for the acquisition costs incurred to generate this business.

Losses and settlement expenses

Losses and settlement expenses decreased 13.1 percent and 12.3 percent to $88,400,000 and $153,640,000 for the three months and six months ended June 30, 2012 from $101,770,000 and $175,140,000 for the same periods in 2011.  The loss and settlement expense ratios decreased to 80.2 percent and 69.8 percent for the three months and six months ended June 30, 2012 from 100.8 percent and 88.8 percent for the same periods in 2011.  The significant improvement in the 2012 loss and settlement expense ratios is primarily attributed to a decline in catastrophe losses, as well as the increases in premium income previously noted.  Catastrophe losses declined from the unprecedented amount experienced in 2011, but were still substantially higher than the Company’s long-term average.  For the Company, the second quarter of any given year has the potential for significant catastrophe losses due to the changing of the seasons.  This is especially true in the Midwest, where the majority of the Company’s business is conducted, because the change in seasons is often the catalyst for wind and hail storms, and tornados.  During the second quarter of 2012, catastrophe losses accounted for 22.5 percentage points of the loss and settlement expense ratio.  The most recent 10-year average for the second quarter, including the record catastrophe losses experienced in 2011, is 16.6 percentage points of the loss and settlement expense ratio.  Since premiums earned are utilized in the calculation of the loss and settlement expense ratio, the rate level increases recognized during the first half of 2012 are having a positive impact on the ratios.  The actuarial analysis of the Company’s carried reserves as of March 31, 2012 indicates that the level of reserve adequacy is consistent with other recent evaluations.  From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.

The loss and settlement expense ratios for the property and casualty insurance segment decreased to 80.4 percent and 70.9 percent for the three months and six months ended June 30, 2012 from 92.6 percent and 79.5 percent for the same periods in 2011.  These decreases are primarily attributed to a significant decline in catastrophe losses and an increase in premium income; however, catastrophe losses continue to exceed the long-term averages.  For the three months and six months ended June 30, 2012, catastrophe losses accounted for 22.5 and 14.7 percentage points, respectively, of the loss and settlement expense ratio.  The most recent 10-year averages for these periods, including the record catastrophe losses experienced in the first half of 2011, is 17.5 and 10.8 percentage points, respectively.  Large losses (which the Company defines as losses greater than $500,000 for the EMC Insurance Companies’ pool, excluding catastrophe losses) increased to $6,114,000 in the second quarter of 2012 from $4,144,000 in the second quarter of 2011.  For the first six months of 2012, large losses increased to $12,439,000 from $8,181,000 in 2011.  A decline in claim frequency was experienced in nearly all lines of business, but the benefit of this decline was more than offset by the increases in catastrophe and large losses.  The property and casualty insurance segment experienced $4,459,000 of favorable development on prior years’ reserves during the second quarter of 2012, compared to $8,725,000 in the second quarter of 2011.  For the first six months of 2012, favorable development totaled $14,964,000 compared to $13,407,000 in 2011. Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms.

The loss and settlement expense ratios for the reinsurance segment decreased to 79.2 percent and 65.7 percent for the three months and six months ended June 30, 2012 from 129.3 percent and 123.7 percent for the same periods in 2011.  These decreases are primarily attributed to a decline in catastrophe losses and the rate level increases previously noted.  The adjustments made to the EBNR premiums and IBNR reserves associated with the new offshore energy and liability proportional account during the second quarter also contributed to the decrease in the ratio for the three months ended June 30, 2012, while favorable development on prior years’ reserves, compared to the adverse development experienced in 2011, contributed to the decrease in the ratio for the six months ended June 30, 2012.  The favorable development experienced in 2012 is from the Home Office Reinsurance Assumed Department (HORAD) book of business, and reflects a reduction in IBNR reserves for prior accident years that was greater than the actual losses reported for those accident years.  The adverse development experienced during the second quarter of 2012 is primarily associated with the 2011 accident year in the HORAD book of business.  For both the three months and six months ended June 30, 2011, the reinsurance subsidiary had relatively little development on prior years’ reserves.  During the first six months of 2011, the reinsurance segment experienced an unprecedented four events (three during the second quarter alone) with losses greater than the $3,000,000 retention amount under excess of loss reinsurance agreement.  Losses from those four events totaled $24,000,000 at June 30, 2011, with $12,000,000 retained by the reinsurance segment and the remaining $12,000,000 ceded to Employers Mutual.  During the first six months of 2012, the reinsurance segment had one event, a severe weather outbreak in the Ohio Valley, which exceeded the current $4,000,000 retention amount.

Acquisition and other expenses

Acquisition and other expenses increased 12.9 percent and 7.7 percent to $37,222,000 and $73,346,000 for the three months and six months ended June 30, 2012 from $32,983,000 and $68,130,000 for the same periods in 2011.  For the three months ended June 30, 2012, the acquisition expense ratio increased to 33.7 percent from 32.7 percent for the same period in 2011.  For the six months ended June 30, 2012, the acquisition expense ratio declined to 33.4 percent from 34.6 percent for the same period in 2011.  The increase in the acquisition expense ratio for the three months ended June 30, 2012 is primarily attributed to a low level of policyholder dividend expense in the property and casualty insurance segment in 2011, while the decrease in the acquisition expense ratio for the six months ended June 30, 2012 is primarily attributed to the growth in premium, and a negative commission allowance recorded by the reinsurance subsidiary during the first quarter.

For the property and casualty insurance segment, the acquisition expense ratio increased to 37.1 percent for the three months ended June 30, 2012 from 36.1 percent for the same period in 2011, but decreased to 36.9 percent for the six months ended June 30, 2012 from 37.8 percent for the same period in 2011.  The increase for the three months ended June 30, 2012 reflects a decline in policyholder dividend expense for three months ended June 30, 2011, while the decrease for the six months ended June 30, 2012 is primarily attributed to growth in premium income.

For the reinsurance segment, the acquisition expense ratios decreased to 20.6 percent and 20.4 percent for the three months and six months ended June 30, 2012 from 21.0 percent and 22.4 percent for the same periods in 2011.  These decreases are primarily attributed to the growth in premium income.  The adjustments made to the EBNR premiums and commission expense reserves associated with the new offshore energy and liability proportional account during the second quarter also contributed to the decrease in the ratio for the three months ended June 30, 2012.  The decline for the six months ended June 30, 2012 also reflects a negative commission allowance of $1,362,000 recorded in the first quarter in connection with the cancellation of a large MRB account.  However, a portion of this negative commission allowance was offset by the resulting release (amortization) of the related deferred policy acquisition cost asset, resulting in an immediate expense reduction of approximately $654,000 during the first quarter of 2012.  In the first quarter of 2011, the reinsurance segment recognized $399,000 of commission expense in conjunction with Country Mutual’s withdrawal from MRB.  A portion of this commission expense was capitalized as part of the deferred policy acquisition cost asset (to be expensed as the related premiums are earned), resulting in an immediate expense recognition of approximately $181,000 during the first quarter of 2011.

Investment results

Net investment income decreased 2.8 percent and 5.3 percent to $11,148,000 and $22,305,000 for the three months and six months ended June 30, 2012 from $11,474,000 and $23,552,000 for the same periods in 2011.  These decreases are primarily attributed to the low interest rate environment that has persisted for the past several years.  During this time period, available cash flow has been invested in fixed maturity securities with progressively lower yields, resulting in a decline in the annualized yield of the fixed maturity portfolio.  The average coupon on the fixed maturity portfolio was 4.43 percent at June 30, 2012, compared to 4.64 percent at December 31, 2011 and 4.70 percent at June 30, 2011.  Management is actively pursuing ways to minimize the decline in investment income without increasing overall risk, such as the implementation of a new equity strategy that emphasizes dividend income (see discussion below).  Those efforts have been successful, and management is currently projecting that the year-to-year decline in investment income will be less than two percent by the end of the year.  A decrease in the par value of the fixed maturity portfolio also contributed to the decline in investment income.  The effective duration of the Company’s fixed maturity portfolio was 4.54 years at June 30, 2012, compared to 4.65 years at December 31, 2011.

At the end of the first quarter of 2012, management reinvested approximately $35,000,000 from the current equity portfolio and $10,000,000 of cash into a new equity portfolio with an emphasis on dividend income.  In addition to a higher dividend return, this new equity strategy is expected to carry less market volatility.  The Company’s equity security holdings produced dividend income of $954,000 and $1,692,000 for the three months and six months ended June 30, 2012, compared to $545,000 and $1,099,000 for the same periods in 2011.

The Company had net realized investment losses of $1,138,000 for the three months ended June 30, 2012, compared to net realized investment gains of $1,700,000 for the same period in 2011.  For the six months ended June 30, 2012, net realized investment gains totaled $7,780,000, compared to $9,958,000 for the same period in 2011.  The Company experienced an unusually large amount of realized investment gains in the first quarters of 2012 and 2011, totaling $8,918,000 and $8,258,000, respectively.  The realized investment gains recognized in the first quarter of 2012 primarily resulted from the sale of equity securities.  Proceeds from those sales were used to fund the purchase of equity securities in the new portfolio that emphasizes dividend income.  The realized investment gains recognized during the first quarter of 2011 resulted from normal activity in the equity portfolio when market prices were at elevated levels.  “Other-than-temporary” investment impairment losses of $126,000 and $670,000 were recognized in the second quarters of 2012 and 2011, respectively.  The impairment losses in the second quarter of 2012 were recognized on two equity securities, while the impairment losses in the second quarter of 2011 were recognized on four residential mortgage-backed securities (all resulting from an intent to sell) and four equity securities.  During the first six months of 2012, “other-than-temporary” impairment losses totaled $126,000, compared to $916,000 in the same period of 2011.  The 2011 impairment losses were recognized on four residential mortgage-backed securities (all resulting from the intent to sell) and seven equity securities.

Other expense

The decrease in other expense for the three months and six months ended June 30, 2012 are attributed to changes in the foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  Foreign currency exchange gains of $393,000 and $373,000 are included in the amounts for the three months and six months ended June 30, 2012, respectively.  In comparison, foreign currency exchange losses of $521,000 and $942,000 were recognized during the same periods in 2011.

Income tax

The Company had an income tax benefit of $2,935,000 and $8,758,000 for the three months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 the Company had income tax expense of $5,739,000, compared to an income tax benefit of $7,345,000 for the same period in 2011.  The effective tax rates for the three months and six months ended June 30, 2012 were 53.3 percent and 25.6 percent, respectively, compared to 40.6 percent and 50.5 percent for the same periods in 2011.  Note that the effective tax rates for all but the six months ended June 30, 2012 are based on tax benefits relative to pre-tax losses, thus an effective tax rate greater than the United States federal corporate tax rate of 35 percent is indicative of a favorable or “low” effective tax rate.  The fluctuations  in the effective tax rates primarily reflect variations in the amount of pre-tax income (loss) reported during the respective periods relative to the amount of tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $4,820,000 during the first six months of 2012 compared to negative cash flows from operations of $1,033,000 during the same period of 2011.  It is not unusual for the Company to generate negative cash flows from operations during the first half of the year; however, on an annual basis, the Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of these losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.

The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase programs.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2012 without prior regulatory approval is approximately $32,522,000.  The Company received $8,500,000 and $6,000,000 of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $5,153,000 and $4,923,000 during the first six months of 2012 and 2011, respectively.

The Company’s insurance subsidiaries must maintain adequate liquidity to ensure that their cash obligations are met; however, because of the property and casualty insurance subsidiaries’ participation in the pooling agreement and the reinsurance subsidiary’s participation in the quota share agreement, they do not have the daily liquidity concerns normally associated with an insurance company.  This is because under the terms of the pooling and quota share agreements, Employers Mutual receives all premiums and pays all losses and expenses associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the Company’s reinsurance subsidiary, and then settles inter-company balances generated by these transactions with the participating companies on a monthly (pool participants) or quarterly (reinsurance subsidiary) basis.  Prior to the second quarter of 2011, all inter-company balances were settled on a quarterly basis.

At the insurance subsidiary level, the primary sources of cash are premium income, investment income and proceeds from called or matured investments.  The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt, and investment purchases.  Cash outflows vary because of uncertainties regarding settlement dates for unpaid losses and the potential for large losses, either individually or in the aggregate.  Accordingly, the insurance subsidiaries maintain investment and reinsurance programs intended to provide adequate funds to pay claims without forced sales of investments.  In addition, the insurance subsidiaries have access to a line of credit maintained by Employers Mutual with the Federal Home Loan Bank to provide additional liquidity if needed.  Beginning in 2012, the insurance subsidiaries also have the ability to borrow funds on a short-term basis (180 days) from Employers Mutual and its subsidiaries and affiliate under a newly implemented Inter-Company Loan agreement.

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

The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At June 30, 2012 and December 31, 2011, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $45,291,000 and $37,872,000, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

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

The Company held $11,000 and $15,000 in minority ownership interests in limited partnerships and limited liability companies at June 30, 2012 and December 31, 2011, respectively.  The Company does not hold any other unregistered securities.

The Company’s cash balance was $286,000 and $255,000 at June 30, 2012 and December 31, 2011, respectively.

During the first six months of 2012, Employers Mutual contributed $1,000,000 to its qualified pension plan ($306,000 for the Company’s share of the contribution), and made no contribution to the postretirement benefit plans.  Employers Mutual plans to contribute approximately $22,000,000 to the pension plan and $5,500,000 to the Voluntary Employee Beneficiary trust in 2012.  The Company’s share of these contributions, if made, will be approximately $6,731,000 and $1,590,000, respectively.

Employers Mutual contributed $17,400,000 to its qualified pension plan and $8,000,000 to its postretirement benefit plans in 2011.  During the first six months of 2011, Employers Mutual contributed $2,000,000 to its postretirement benefit plans, and made no contribution to its qualified pension plan.  The Company reimbursed Employers Mutual $5,348,000 for its share of the 2011 qualified pension plan contribution and $2,244,000 for its share of the 2011 postretirement benefit plans contribution (includes $561,000 for its share of the contribution to the postretirement benefit plans during the first six months of 2011).

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at June 30, 2012.

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

The Company’s total cash and invested assets at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturity securities available-for-sale	$876,967	$946,645	82.6%	$946,645
Equity securities available-for-sale	109,211	133,133	11.6	133,133
Cash	286	286	-	286
Short-term investments	66,295	66,295	5.8	66,295
Other long-term investments	11	11	-	11
	$1,052,770	$1,146,370	100.0%	$1,146,370

	December 31, 2011
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturity securities available-for-sale	$899,940	$958,204	86.1%	$958,204
Equity securities available-for-sale	90,866	111,300	10.0	111,300
Cash	255	255	-	255
Short-term investments	42,629	42,629	3.9	42,629
Other long-term investments	14	14	-	14
	$1,033,704	$1,112,402	100.0%	$1,112,402

The amortized cost and estimated fair value of fixed maturity and equity securities at June 30, 2012 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
($ in thousands)	cost	gains	losses	fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,690	$308	$-	$4,998
US government-sponsored agencies	112,326	2,676	53	114,949
Obligations of states and
political subdivisions	352,612	33,833	-	386,445
Commercial mortgage-backed	77,000	9,682	24	86,658
Residential mortgage-backed	25,506	1,189	61	26,634
Other asset-backed	9,870	1,369	-	11,239
Corporate	294,963	21,324	565	315,722
Total fixed maturity securities	876,967	70,381	703	946,645

Equity securities:
Common stocks:
Financial services	11,920	2,109	222	13,807
Information technology	12,187	5,367	94	17,460
Healthcare	16,284	3,361	8	19,637
Consumer staples	11,371	1,764	11	13,124
Consumer discretionary	11,497	5,604	60	17,041
Energy	15,294	3,742	41	18,995
Industrials	8,932	553	10	9,475
Other	15,226	1,730	59	16,897
Non-redeemable preferred stocks	6,500	565	368	6,697
Total equity securities	109,211	24,795	873	133,133
Total securities available-for-sale	$986,178	$95,176	$1,576	$1,079,778

The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual at an interest rate of 3.60 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2013.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $450,000 during the first six months of both 2012 and 2011.  During the first quarter of 2012, the Company’s property and casualty insurance subsidiaries paid Employers Mutual for the interest that had been accrued on the surplus notes during 2011.

As of June 30, 2012, the Company had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

Employers Mutual collects from agents, policyholders and ceding reinsurance companies all premiums associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the reinsurance subsidiary.  Employers Mutual settles with the pool participants (monthly) and the reinsurance subsidiary (quarterly) the premiums written from these insurance policies and reinsurance contracts, providing full credit for the premiums written during the period (not just the collected portion).  Due to this arrangement, and since a significant portion of these premium balances are collected over the course of the coverage period, Employers Mutual carries a substantial receivable balance for insurance and reinsurance premiums in process of collection.  Any of these receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is charged to the reinsurance subsidiary or allocated to the pool members on the basis of pool participation.  As a result, the Company has an off-balance sheet arrangement with an unconsolidated entity that results in a credit-risk exposure (Employers Mutual’s insurance and reinsurance premium receivable balances) that is not reflected in the Company’s financial statements.  The average annual expense for such charge-offs allocated to the Company over the past ten years is $319,000.  Based on this historical data, this credit-risk exposure is not considered to be material to the Company’s results of operations or financial position, and accordingly, no loss contingency liability has been recorded.

Investment Impairments and Considerations

The Company recorded “other-than-temporary” investment impairment losses totaling $126,000 on two equity securities during the second quarter of 2012, compared to $670,000 on four residential mortgage-backed securities (all resulting from an intent to sell) and four equity securities during the second quarter of 2011.  For the six months ended June 30, 2012, the Company recognized “other-than-temporary” investment impairment losses totaling $126,000, compared to $916,000 on four residential mortgage-backed securities (all resulting from an intent to sell) and seven equity securities during the same period of 2011.

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

The Company has no direct exposure to European sovereign debt, but does have indirect exposure to European sovereign debt through its holdings of dollar-denominated fixed maturity securities issued by European-based financial institutions.  This includes (at par value) $8,000,000 from Great Britain, $14,500,000 from Switzerland, and $4,750,000 from Germany.

At June 30, 2012, the Company had unrealized losses on available-for-sale securities as presented in the table below.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities.  Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at June 30, 2012.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $1,024,000, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of June 30, 2012.

	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$18,417	$53	$-	$-	$18,417	$53
Commercial mortgage-backed	4,662	24	-	-	4,662	24
Residential mortgage-backed	7,324	37	356	24	7,680	61
Corporate	14,448	437	872	128	15,320	565
Subtotal, fixed maturity securities	44,851	551	1,228	152	46,079	703

Equity securities:
Common stocks:
Financial services	2,183	222	-	-	2,183	222
Information technology	1,719	94	-	-	1,719	94
Healthcare	247	8	-	-	247	8
Consumer staples	682	11	-	-	682	11
Consumer discretionary	2,441	60	-	-	2,441	60
Energy	2,063	41	-	-	2,063	41
Industrials	912	10	-	-	912	10
Other	2,421	59	-	-	2,421	59
Non-redeemable preferred stocks	-	-	1,632	368	1,632	368
Subtotal, equity securities	12,668	505	1,632	368	14,300	873
Total temporarily impaired securities	$57,519	$1,056	$2,860	$520	$60,379	$1,576

The Company does not purchase non-investment grade securities.  Any non-investment grade securities held are the result of rating downgrades that occurred subsequent to their purchase.  At June 30, 2012, non-investment grade fixed maturity securities held by the Company included fourteen securities, twelve of which were residential mortgage-backed securities.  Of these securities, just one residential mortgage-backed security was in an unrealized loss position, with an unrealized loss of $23,000.

Following is a schedule of gross realized losses recognized in the first six months of 2012 from the sale of securities and from “other-than-temporary” investment impairments.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.  This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc.

	Realized losses from sales			"Other-than-	Total
			Gross	temporary"	gross
	Book	Sales	realized	impairment	realized
($ in thousands)	value	price	losses	losses	losses
Equity securities:
Three months or less	$16,896	$15,364	$1,532	$126	$1,658
Over three months to six months	68	60	8	-	8
Over six months to nine months	-	-	-	-	-
Over nine months to twelve months	137	120	17	-	17
Over twelve months	-	-	-	-	-
	$17,101	$15,544	$1,557	$126	$1,683

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All of these lease costs are included as expenses under the pooling agreement.  The Company’s contractual obligations as of June 30, 2012 did not change materially from those presented in the Company’s 2011 Form 10-K.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $1,031,000 and $1,039,000 have been accrued as of June 30, 2012 and December 31, 2011, respectively.  Premium tax offsets of $670,000 and $666,000, which are related to prior guarantee fund payments and current assessments, have been accrued as of June 30, 2012 and December 31, 2011, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  Estimated second-injury fund assessments of $1,735,000 and $1,873,000 have been accrued as of June 30, 2012 and December 31, 2011, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $162,000 at December 31, 2011.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $239,000 at December 31, 2011 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at June 30, 2012.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended June 30, 2012:

			(c) Total number	(d) Maximum number
	(a) Total	(b) Average	of shares (or	(or approximate dollar
	number of	price	units) purchased	value) of shares
	shares	paid	as part of publicly	(or units) that may yet
	(or units)	per share	announced plans	be purchased under the
Period	purchased (1)	(or unit)	or programs (2)	plans or programs (2 & 3)

4/1/12 - 4/30/12	-	$-	-	$19,490,561

5/1/12 - 5/31/12	-	-	-	19,490,561

6/1/12 - 6/30/12	8,494	20.41	-	19,490,561

Total	8,494	$-	-

(1)	This represents shares that were purchased in the open market during the month of June under the Employers Mutual Casualty Company Employee Stock Purchase Plan.

Effective March 14, 2012, the Company’s Board of Directors temporarily suspended the issuance of shares of common stock under the Company’s Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”).  As a result, dividend reinvestments and optional cash purchases are not currently permitted under the Plan.  The temporary suspension of the issuance of shares of common stock under the Plan was due to a late filing of an amendment to a Current Report on Form 8-K.  In late 2011, the Company determined that it had inadvertently failed to file, on a timely basis, an amendment to a Current Report on Form 8-K filed on June 1, 2011 (which disclosed the results of voting at the 2011 Annual Meeting of Stockholders) to disclose the final determination by the Board of Directors regarding the frequency on which future “say-on-pay” votes would be held.  The required amendment to the Current Report on Form 8-K was filed on November 8, 2011, resulting in the amendment being filed late by approximately 22 days.  The late filing precluded the updating of the S-3 Registration Statement for the Plan because the updating and continued use of the S-3 Registration Statement is conditioned upon the requirement that the Company has filed all required reports in a timely manner during the twelve months, and any portion of a month, immediately preceding the filing of the Annual Report on Form 10-K for the year ended December 31, 2011, a condition the Company did not meet.  It is the intent of the Board of Directors to reinstate the issuance of shares of common stock under the Plan at such time that the Company is once again in compliance with the S-3 eligibility requirements regarding the timely filing of the required reports.

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

ITEM6.	EXHIBITS

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2012.

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