Form 10-Q
period 2012-09-30
EMC INSURANCE GROUP INC
filed 2012-11-08
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2012
Common stock, $1.00 par value	12,891,270

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2012	2011
		(As Adjusted)
ASSETS
Investments:
Fixed maturities:
Securities available-for-sale, at fair value (amortized cost $907,629,331 and $899,939,616)	$988,529,787	$958,203,576
Equity securities available-for-sale, at fair value (cost $110,461,769 and $90,866,131)	140,912,035	111,300,053
Other long-term investments	9,655	14,527
Short-term investments	50,041,374	42,628,926
Total investments	1,179,492,851	1,112,147,082

Cash	117,460	255,042
Reinsurance receivables due from affiliate	36,224,620	39,517,108
Prepaid reinsurance premiums due from affiliate	6,155,852	9,378,026
Deferred policy acquisition costs (affiliated $36,718,179 and $30,849,717)	36,734,205	30,849,717
Amounts due from affiliate to settle inter-company transaction balances	5,839,995	-
Accrued investment income	10,547,844	10,256,499
Accounts receivable	2,851,540	1,644,782
Income taxes recoverable	4,534,155	9,670,459
Deferred income taxes	-	6,710,919
Goodwill	941,586	941,586
Other assets (affiliated $7,329,757 and $2,584,111)	7,461,239	2,659,942
Total assets	$1,290,901,347	$1,224,031,162

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2012	2011
		(As Adjusted)
LIABILITIES
Losses and settlement expenses (affiliated $590,035,203 and $588,846,586)	$595,554,438	$593,300,247
Unearned premiums (affiliated $212,311,792 and $180,689,377)	212,389,653	180,689,377
Other policyholders' funds (all affiliated)	6,603,509	5,061,160
Surplus notes payable to affiliate	25,000,000	25,000,000
Amounts due affiliate to settle inter-company transaction balances	-	21,033,627
Pension and postretirement benefits payable to affiliate	32,963,168	29,671,835
Deferred income taxes	5,048,194	-
Other liabilities (affiliated $18,151,059 and $16,744,447)	20,736,705	16,934,321
Total liabilities	898,295,667	871,690,567

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 12,891,202 shares in 2012 and 12,875,591 shares in 2011	12,891,202	12,875,591
Additional paid-in capital	88,775,732	88,310,632
Accumulated other comprehensive income (loss):
Net unrealized gains on investments	72,377,968	51,153,622
Unrecognized pension and postretirement benefit obligations (all affiliated)	(22,489,919)	(23,813,112)
Total accumulated other comprehensive income	49,888,049	27,340,510
Retained earnings	241,050,697	223,813,862
Total stockholders' equity	392,605,680	352,340,595
Total liabilities and stockholders' equity	$1,290,901,347	$1,224,031,162

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,
	2012	2011
		(As Adjusted)
REVENUES
Premiums earned (affiliated $119,454,759 and $105,768,033)	$121,544,787	$107,416,257
Investment income, net	10,968,913	11,331,251
Net realized investment gains (losses), excluding impairment losses on available-for-sale securities	(153,553)	1,390,382
Total "other-than-temporary" impairment losses on available-for-sale securities	(22,815)	(4,912,063)
Portion of “other-than-temporary” impairment losses on fixed maturity available-for-sale securities reclassified from other comprehensive income (before taxes)	-	-
Net impairment losses on available-for-sale securities	(22,815)	(4,912,063)
Net realized investment losses	(176,368)	(3,521,681)
Other income (all affiliated)	224,826	198,157
Total revenues	132,562,158	115,423,984

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $77,470,939and $91,157,122)	79,324,641	91,360,677
Dividends to policyholders (all affiliated)	2,982,748	1,713,336
Amortization of deferred policy acquisition costs (affiliated $21,993,748 and $19,601,094)	22,611,202	19,671,238
Other underwriting expenses (affiliated $15,762,602 and $12,484,300)	15,761,224	12,484,106
Interest expense (all affiliated)	225,000	225,000
Other expense (affiliated $710,527 and $563,369)	906,987	176,050
Total losses and expenses	121,811,802	125,630,407
Income (loss) before income tax expense (benefit)	10,750,356	(10,206,423)

INCOME TAX EXPENSE (BENEFIT)
Current	2,852,716	(3,108,524)
Deferred	(423,604)	(1,523,409)
Total income tax expense (benefit)	2,429,112	(4,631,933)
Net income (loss)	$8,321,244	$(5,574,490)

Net income (loss) per common share -basic and diluted	$0.65	$(0.43)

Dividend per common share	$0.20	$0.19

Average number of common shares outstanding -basic and diluted	12,889,628	12,886,163

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine months ended September 30,
	2012	2011
		(As Adjusted)
REVENUES
Premiums earned (affiliated $336,391,841 and $300,689,772)	$341,575,003	$304,634,600
Investment income, net	33,274,390	34,882,954
Net realized investment gains, excluding impairment losses on available-for-sale securities	7,752,488	12,265,135
Total "other-than-temporary" impairment losses on available-for-sale securities	(148,863)	(5,742,360)
Portion of "other-than-temporary" impairment losses on fixed maturity available-for-sale securities reclassified from other comprehensive income (before taxes)	-	(86,017)
Net impairment losses on available-for-sale securities	(148,863)	(5,828,377)
Net realized investment gains	7,603,625	6,436,758
Other income (all affiliated)	686,575	638,470
Total revenues	383,139,593	346,592,782

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $228,565,383 and $263,568,983)	232,964,881	266,501,044
Dividends to policyholders (all affiliated)	6,894,504	4,081,374
Amortization of deferred policy acquisition costs (affiliated $61,021,651 and $55,658,488)	62,456,591	56,342,429
Other underwriting expenses (affiliated $45,434,704 and $41,696,412)	45,349,532	41,574,993
Interest expense (all affiliated)	675,000	675,000
Other expense (affiliated $1,712,742 and $2,254,061)	1,662,246	2,131,475
Total losses and expenses	350,002,754	371,306,315
Income (loss) before income tax expense (benefit)	33,136,839	(24,713,533)

INCOME TAX EXPENSE (BENEFIT)
Current	8,550,202	(10,046,869)
Deferred	(381,871)	(1,930,001)
Total income tax expense (benefit)	8,168,331	(11,976,870)
Net income (loss)	$24,968,508	$(12,736,663)

Net income (loss) per common share - basic and diluted	$1.94	$(0.99)

Dividend per common share	$0.60	$0.57

Average number of common shares outstanding - basic and diluted	12,884,327	12,926,670

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,
	2012	2011
		(As Adjusted)

Net income (loss)	$8,321,244	$(5,574,490)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on investment securities, net of deferred income tax expense (benefit) of $6,150,961 and ($718,594)	11,423,214	(1,334,523)

Reclassification adjustment for realized investment losses included in net income (loss), net of income tax benefit of $61,729 and $1,232,589	114,639	2,289,092

Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost, net of deferred income tax expense of $244,506 and $104,508:
Net actuarial loss	540,144	274,790
Prior service credit	(86,061)	(80,702)
Total adjustment associated with affiliate's pension and postretirement benefit plans	454,083	194,088

Other comprehensive income	11,991,936	1,148,657

Total comprehensive income (loss)	$20,313,180	$(4,425,833)

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine months ended September 30,
	2012	2011
		(As Adjusted)

Net income (loss)	$24,968,508	$(12,736,663)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains on investment securities, net of deferred income tax expense of $14,089,762 and $5,927,516	26,166,703	11,008,247

Reclassification adjustment for realized investment gains included in net income (loss), net of income tax (expense) of ($2,661,268) and ($2,282,971)	(4,942,357)	(4,239,804)

Change in unrealized holding gains on fixed maturity securities with "other-than-temporary" impairment, net of deferred income tax expense of $0 and $7,507	-	13,941

Reclassification adjustment for realized investment losses from fixed maturity securities with "other-than-temporary" impairment included in net income (loss), net of income tax benefit of $0 and $30,106	-	55,911

Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost, net of deferred income tax expense of $712,490 and $289,960:
Net actuarial loss	1,581,377	775,532
Prior service credit	(258,184)	(237,036)
Total adjustment associated with affiliate's pension and postretirement benefit plans	1,323,193	538,496

Other comprehensive income	22,547,539	7,376,791

Total comprehensive income (loss)	$47,516,047	$(5,359,872)

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2012	2011
		(As Adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$24,968,508	$(12,736,663)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Losses and settlement expenses (affiliated $1,188,617 and $43,741,695)	2,254,191	45,183,770
Unearned premiums (affiliated $31,622,415 and $28,114,206)	31,700,276	28,157,369
Other policyholders' funds due to affilitate	1,542,349	(2,455,827)
Amounts due affiliate to settle inter-company transaction balances	(26,873,622)	4,970,096
Pension and postretirement benefits payable to affiliate	5,327,016	3,186,967
Reinsurance receivables due from affiliate	3,292,488	(12,300,286)
Prepaid reinsurance premiums due from affiliate	3,222,174	(869,715)
Commission payable (affiliated $693,173 and ($6,472,164))	655,488	(6,465,019)
Interest payable to affiliate	(225,000)	(225,000)
Deferred policy acquisition costs (affiliated ($5,868,462) and ($4,509,030))	(5,884,488)	(4,517,735)
Stock-based compensation payable to affiliate	176,470	150,802
Accrued investment income	(291,345)	122,878
Accrued income tax:
Current	5,134,114	(8,260,853)
Deferred	(381,871)	(1,930,001)
Realized investment gains	(7,603,625)	(6,436,758)
Accounts receivable	(1,206,758)	364,094
Amortization of premium/discount on fixed maturity securities	(386,038)	(581,134)
Other, net (affiliated ($3,805,017) and ($3,095,097))	(2,424,711)	(3,254,620)
Total adjustments to reconcile net income (loss) to cash provided by operating activities	8,027,108	34,839,028
Net cash provided by operating activities	$32,995,616	$22,102,365

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	Nine months ended September 30,
	2012	2011
		(As Adjusted)
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed maturity securities held-to-maturity	$-	$23,627
Purchases of fixed maturity securities available-for-sale	(184,246,071)	(161,203,068)
Disposals of fixed maturity securities available-for-sale	178,582,941	183,498,684
Purchases of equity securities available-for-sale	(75,820,766)	(60,685,974)
Disposals of equity securities available-for-sale	63,185,706	54,102,743
Disposals of other long-term investments	4,872	11,475
Net purchases of short-term investments	(7,412,448)	(29,640,975)
Net cash used in investing activities	(25,705,766)	(13,893,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affilate's stock option plans	306,431	875,186
Excess tax benefit associated with affilate's stock option plans	(2,190)	6,622
Repurchase of common stock	-	(1,849,896)
Dividends paid to stockholders (affiliated ($4,708,710) and ($4,473,276))	(7,731,673)	(7,367,209)
Net cash used in financing activities	(7,427,432)	(8,335,297)

NET DECREASE IN CASH	(137,582)	(126,420)
Cash at the beginning of the year	255,042	491,994

Cash at the end of the quarter	$117,460	$365,574

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

Certain amounts previously reported in the prior year’s consolidated financial statements have been reclassified or adjusted to conform to current year presentation.  Most notable is a retrospective adjustment resulting from adoption of new accounting guidance related to deferred policy acquisition costs (see note 12 to these interim consolidated financial statements).  The following tables provide a summary of the adjusted financial information.

	December 31, 2011
	As		Effect
	previously	As	of
	reported	adjusted	change
Balance Sheet
Deferred policy acquisition costs	$40,738,565	$30,849,717	$(9,888,848)
Deferred income taxes	3,249,821	6,710,919	3,461,098
Total assets	1,230,458,912	1,224,031,162	(6,427,750)
Retained earnings	230,241,612	223,813,862	(6,427,750)
Total stockholders' equity	358,768,345	352,340,595	(6,427,750)
Total liabilities and stockholders' equity	1,230,458,912	1,224,031,162	(6,427,750)

	Three months ended September 30, 2011
	As		Effect
	previously	As	of
	reported	adjusted	change
Income Statement
Amortization of deferred policy acquisition costs	$23,284,182	$19,671,238	$(3,612,944)
Other underwriting expenses	6,670,535	12,484,106	5,813,571
Loss before income tax benefit	(8,005,796)	(10,206,423)	(2,200,627)
Income tax benefit	(3,861,713)	(4,631,933)	(770,220)
Net loss	(4,144,083)	(5,574,490)	(1,430,407)
Net loss per common share, basic and diluted	(0.32)	(0.43)	(0.11)

	Nine months ended September 30, 2011
	As		Effect
	previously	As	of
	reported	adjusted	change
Income Statement
Amortization of deferred policy acquisition costs	$70,940,126	$56,342,429	$(14,597,697)
Other underwriting expenses	24,926,971	41,574,993	16,648,022
Loss before income tax benefit	(22,663,208)	(24,713,533)	(2,050,325)
Income tax benefit	(11,259,256)	(11,976,870)	(717,614)
Net loss	(11,403,952)	(12,736,663)	(1,332,711)
Net loss per common share, basic and diluted	(0.88)	(0.99)	(0.11)

In reading these financial statements, reference should be made to the Company’s 2011 Form 10-K or the 2011 Annual Report to Stockholders for more detailed footnote information.

2.	TRANSACTIONS WITH AFFILIATES

Due to the large number of catastrophic events that exceeded the $3,000,000 retention amount contained in the excess of loss reinsurance agreement between EMC Reinsurance Company and Employers Mutual in 2011, the terms of the agreement have been changed for fiscal year 2012.  Effective January 1, 2012, the retention amount increased to $4,000,000 per event, while the cost of the protection remained at 10.0 percent of total assumed reinsurance premiums written.

3.	REINSURANCE

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months and nine months ended September 30, 2012 and 2011 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide a better understanding of the actual source of the reinsurance activities.  This presentation differs from the classification used in the consolidated financial statements, where “affiliated balances” represent the net amount of all transactions flowing through the pooling and quota share agreements with Employers Mutual.

	Three months ended September 30, 2012
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$107,128,385	$-	$107,128,385
Assumed from nonaffiliates	667,712	42,867,793	43,535,505
Assumed from affiliates	118,248,220	-	118,248,220
Ceded to nonaffiliates	(7,055,681)	(508,871)	(7,564,552)
Ceded to affiliates	(107,128,385)	(4,235,892)	(111,364,277)
Net premiums written	$111,860,251	$38,123,030	$149,983,281

Premiums earned
Direct	$84,547,817	$-	$84,547,817
Assumed from nonaffiliates	578,239	36,033,984	36,612,223
Assumed from affiliates	96,432,201	-	96,432,201
Ceded to nonaffiliates	(5,950,717)	(1,313,028)	(7,263,745)
Ceded to affiliates	(84,547,817)	(4,235,892)	(88,783,709)
Net premiums earned	$91,059,723	$30,485,064	$121,544,787

Losses and settlement expenses incurred
Direct	$43,128,073	$-	$43,128,073
Assumed from nonaffiliates	518,821	24,086,891	24,605,712
Assumed from affiliates	56,806,810	231,755	57,038,565
Ceded to nonaffiliates	(1,165,115)	(1,338,008)	(2,503,123)
Ceded to affiliates	(43,128,073)	183,487	(42,944,586)
Net losses and settlement expenses incurred	$56,160,516	$23,164,125	$79,324,641

	Three months ended September 30, 2011
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$96,286,937	$-	$96,286,937
Assumed from nonaffiliates	578,928	32,363,185	32,942,113
Assumed from affiliates	109,194,449	-	109,194,449
Ceded to nonaffiliates	(7,473,697)	(3,669,773)	(11,143,470)
Ceded to affiliates	(96,286,937)	(2,869,341)	(99,156,278)
Net premiums written	$102,299,680	$25,824,071	$128,123,751

Premiums earned
Direct	$74,330,476	$-	$74,330,476
Assumed from nonaffiliates	474,357	31,692,494	32,166,851
Assumed from affiliates	88,073,825	-	88,073,825
Ceded to nonaffiliates	(6,252,425)	(3,702,653)	(9,955,078)
Ceded to affiliates	(74,330,476)	(2,869,341)	(77,199,817)
Net premiums earned	$82,295,757	$25,120,500	$107,416,257

Losses and settlement expenses incurred
Direct	$59,667,253	$-	$59,667,253
Assumed from nonaffiliates	427,383	26,609,406	27,036,789
Assumed from affiliates	76,633,840	218,689	76,852,529
Ceded to nonaffiliates	(6,531,312)	(4,595,308)	(11,126,620)
Ceded to affiliates	(59,667,253)	(1,402,021)	(61,069,274)
Net losses and settlement expenses incurred	$70,529,911	$20,830,766	$91,360,677

	Nine months ended September 30, 2012
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$272,372,079	$-	$272,372,079
Assumed from nonaffiliates (1)	1,655,504	92,513,300	94,168,804
Assumed from affiliates	309,781,430	-	309,781,430
Ceded to nonaffiliates	(17,170,688)	(1,394,989)	(18,565,677)
Ceded to affiliates (1)	(272,372,079)	(9,111,831)	(281,483,910)
Net premiums written	$294,266,246	$82,006,480	$376,272,726

Premiums earned
Direct	$242,803,733	$-	$242,803,733
Assumed from nonaffiliates	1,537,248	91,395,310	92,932,558
Assumed from affiliates	279,542,128	-	279,542,128
Ceded to nonaffiliates	(17,162,978)	(4,624,874)	(21,787,852)
Ceded to affiliates	(242,803,733)	(9,111,831)	(251,915,564)
Net premiums earned	$263,916,398	$77,658,605	$341,575,003

Losses and settlement expenses incurred
Direct	$144,326,923	$-	$144,326,923
Assumed from nonaffiliates	1,225,178	57,923,059	59,148,237
Assumed from affiliates	182,457,292	651,939	183,109,231
Ceded to nonaffiliates	(4,883,317)	(4,943,552)	(9,826,869)
Ceded to affiliates	(144,326,923)	534,282	(143,792,641)
Net losses and settlement expenses incurred	$178,799,153	$54,165,728	$232,964,881

	Nine months ended September 30, 2011
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$236,464,970	$-	$236,464,970
Assumed from nonaffiliates (2)	1,149,037	88,108,827	89,257,864
Assumed from affiliates	282,462,185	-	282,462,185
Ceded to nonaffiliates	(19,777,316)	(12,241,458)	(32,018,774)
Ceded to affiliates (2)	(236,464,970)	(7,586,737)	(244,051,707)
Net premiums written	$263,833,906	$68,280,632	$332,114,538

Premiums earned
Direct	$208,935,272	$-	$208,935,272
Assumed from nonaffiliates	1,101,953	86,765,065	87,867,018
Assumed from affiliates	255,503,378	-	255,503,378
Ceded to nonaffiliates	(18,617,074)	(12,531,985)	(31,149,059)
Ceded to affiliates	(208,935,272)	(7,586,737)	(216,522,009)
Net premiums earned	$237,988,257	$66,646,343	$304,634,600

Losses and settlement expenses incurred
Direct	$194,629,900	$-	$194,629,900
Assumed from nonaffiliates	1,212,075	98,483,897	99,695,972
Assumed from affiliates	206,238,698	559,036	206,797,734
Ceded to nonaffiliates	(13,133,654)	(13,421,015)	(26,554,669)
Ceded to affiliates	(194,629,900)	(13,437,993)	(208,067,893)
Net losses and settlement expenses incurred	$194,317,119	$72,183,925	$266,501,044

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

Summarized financial information for the Company’s segments is as follows:

	Property and
Three months ended	casualty		Parent
September 30, 2012	insurance	Reinsurance	company	Consolidated
Premiums earned	$91,059,723	$30,485,064	$-	$121,544,787

Underwriting gain (loss)	1,155,505	(290,533)	-	864,972
Net investment income	8,000,165	2,970,731	(1,983)	10,968,913
Realized investment losses	(82,254)	(94,114)	-	(176,368)
Other income	224,485	341	-	224,826
Interest expense	225,000	-	-	225,000
Other expenses	211,601	469,379	226,007	906,987
Income (loss) before income tax expense (benefit)	$8,861,300	$2,117,046	$(227,990)	$10,750,356

	Property and
Three months ended	casualty		Parent
September 30, 2011	insurance	Reinsurance	company	Consolidated
Premiums earned	$82,295,757	$25,120,500	$-	$107,416,257

Underwriting loss	(17,257,081)	(556,019)	-	(17,813,100)
Net investment income	8,222,036	3,109,923	(708)	11,331,251
Realized investment losses	(2,723,889)	(797,792)	-	(3,521,681)
Other income	198,157	-	-	198,157
Interest expense	225,000	-	-	225,000
Other expenses	209,359	(343,920)	310,611	176,050
Income (loss) before income tax expense (benefit)	$(11,995,136)	$2,100,032	$(311,319)	$(10,206,423)

	Property and
Nine months ended	casualty		Parent
September 30, 2012	insurance	Reinsurance	company	Consolidated
Premiums earned	$263,916,398	$77,658,605	$-	$341,575,003

Underwriting profit (loss)	(12,335,954)	6,245,449	-	(6,090,505)
Net investment income	24,314,494	8,965,935	(6,039)	33,274,390
Realized investment gains	7,069,647	533,978	-	7,603,625
Other income	686,234	341	-	686,575
Interest expense	675,000	-	-	675,000
Other expenses	609,041	96,829	956,376	1,662,246
Income (loss) before income tax expense (benefit)	$18,450,380	$15,648,874	$(962,415)	$33,136,839

Assets	$942,781,682	$346,846,279	$392,673,846	$1,682,301,807
Eliminations	-	-	(385,200,484)	(385,200,484)
Reclassifications	(6,194,327)	-	(5,649)	(6,199,976)
Net assets	$936,587,355	$346,846,279	$7,467,713	$1,290,901,347

	Property and
Nine months ended	casualty		Parent
September 30, 2011	insurance	Reinsurance	company	Consolidated
Premiums earned	$237,988,257	$66,646,343	$-	$304,634,600

Underwriting loss	(44,148,955)	(19,716,285)	-	(63,865,240)
Net investment income	25,505,564	9,377,492	(102)	34,882,954
Realized investment gains	4,933,135	1,503,623	-	6,436,758
Other income	638,470	-	-	638,470
Interest expense	675,000	-	-	675,000
Other expenses	535,800	597,928	997,747	2,131,475
Loss before income tax benefit	$(14,282,586)	$(9,433,098)	$(997,849)	$(24,713,533)

Year ended December 31, 2011
Assets	$894,566,764	$325,952,038	$352,625,304	$1,573,144,106
Eliminations	-	-	(349,112,944)	(349,112,944)
Net assets	$894,566,764	$325,952,038	$3,512,360	$1,224,031,162

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three months and nine months ended September 30, 2012 and 2011, by line of business.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Property and casualty insurance segment
Commercial lines:
Automobile	$19,376,448	$17,191,989	$56,285,845	$49,847,697
Property	19,759,640	17,703,212	56,847,261	50,957,255
Workers' compensation	19,145,924	17,596,662	55,871,081	50,698,264
Liability	17,810,692	15,373,023	50,780,868	44,758,242
Other	1,920,852	1,900,875	5,686,321	5,717,603
Total commercial lines	78,013,556	69,765,761	225,471,376	201,979,061

Personal lines:
Automobile	7,196,251	7,032,915	21,290,619	20,284,153
Property	5,686,938	5,355,492	16,689,890	15,313,489
Liability	162,978	141,589	464,513	411,554
Total personal lines	13,046,167	12,529,996	38,445,022	36,009,196
Total property and casualty insurance	$91,059,723	$82,295,757	$263,916,398	$237,988,257

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$2,135,062	$2,084,458	$5,697,204	$6,634,110
Property	6,872,183	4,580,264	13,639,815	11,175,433
Crop	780,496	217,535	1,253,055	650,580
Casualty	314,036	368,818	953,412	891,208
Marine/Aviation	1,619,137	341,454	4,021,453	1,010,606
Total pro rata reinsurance	11,720,914	7,592,529	25,564,939	20,361,937

Excess of loss reinsurance:
Property	15,939,014	14,768,363	43,253,472	38,697,580
Casualty	2,824,723	2,768,280	8,831,624	7,591,744
Surety	413	(8,672)	8,570	(4,918)
Total excess of loss reinsurance	18,764,150	17,527,971	52,093,666	46,284,406
Total reinsurance	$30,485,064	$25,120,500	$77,658,605	$66,646,343

Consolidated	$121,544,787	$107,416,257	$341,575,003	$304,634,600

5.	INCOME TAXES

The actual income tax expense (benefit) for the three months and nine months ended September 30, 2012 and 2011 differed from the “expected” income tax expense (benefit) for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income (loss) before income tax expense (benefit)) as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Computed "expected" income tax expense (benefit)	$3,762,626	$(3,572,249)	$11,597,894	$(8,649,737)
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(1,099,319)	(1,076,109)	(3,380,796)	(3,481,381)
Dividends received deduction	(211,218)	(123,611)	(497,663)	(396,971)
Proration of tax-exempt interest and dividends received deduction	196,581	196,049	581,769	597,844
Other, net	(219,558)	(56,013)	(132,873)	(46,625)
Income tax expense (benefit)	$2,429,112	$(4,631,933)	$8,168,331	$(11,976,870)

The Company had no provision for uncertain tax positions at September 30, 2012 or December 31, 2011.  The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during the three months or nine months ended September 30, 2012 or 2011.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files a U.S. federal tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2009.

6.	EMPLOYEE RETIREMENT PLANS

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Pension plans:
Service cost	$3,070,032	$2,421,225	$9,289,516	$8,645,589
Interest cost	2,200,255	2,464,609	6,614,093	7,277,395
Expected return on plan assets	(3,731,362)	(3,876,510)	(11,194,084)	(11,629,532)
Amortization of net actuarial loss	1,692,028	965,508	5,106,432	2,646,072
Amortization of prior service cost	72,788	99,361	218,364	324,101
Net periodic pension benefit cost	$3,303,741	$2,074,193	$10,034,321	$7,263,625

Postretirement benefit plans:
Service cost	$1,537,530	$1,150,622	$4,612,590	$3,451,866
Interest cost	1,634,209	1,499,645	4,902,629	4,498,935
Expected return on plan assets	(804,794)	(732,473)	(2,414,382)	(2,197,420)
Amortization of net actuarial loss	1,002,154	444,212	3,006,462	1,332,636
Amortization of prior service credit	(532,814)	(532,814)	(1,598,442)	(1,598,442)
Net periodic postretirement benefit cost	$2,836,285	$1,829,192	$8,508,857	$5,487,575

Net periodic pension benefit cost allocated to the Company amounted to $1,016,552 and $641,814 for the three months and $3,086,582 and $2,237,759 for the nine months ended September 30, 2012 and 2011, respectively.  Net periodic postretirement benefit cost allocated to the Company amounted to $821,794 and $527,791 for the three months and $2,465,388 and $1,583,382 for the nine months ended September 30, 2012 and 2011, respectively.

During the first nine months of 2012, Employers Mutual contributed $1,000,000 to its pension plan.  Employers Mutual plans to contribute approximately $22,000,000 to the pension plan, and $5,500,000 to the Voluntary Employee Beneficiary Association trust in 2012.  The Company’s share of these contributions, if made, will be approximately $6,731,000 and $1,590,000, respectively.

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

The Company recognized compensation expense from these plans of $53,231 ($36,919 net of tax) and $39,229 ($28,280 net of tax) for the three months and $176,470 ($129,936 net of tax) and $150,802 ($108,000 net of tax) for the nine months ended September 30, 2012 and 2011, respectively.  During the first nine months of 2012, 263,161 non-qualified stock options were granted under the 2007 Plan to eligible participants at a price of $20.98, and 21,106 options were exercised under the plans at a weighted average exercise price of $18.00.

The weighted average fair value of options granted during the nine months ended September 30, 2012 and 2011 amounted to $3.83 and $4.44, respectively.  Employers Mutual estimated the fair value of each option grant on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted-average assumptions:

	2012	2011
Estimated dividend yield	3.81%	3.11%
Expected volatility	25.2% - 44.7%	20.9% - 51.2%
Weighted-average volatility	35.61%	32.76%
Risk-free interest rate	0.06% - 1.51%	0.17% - 2.75%
Expected term (years)	0.25 - 6.40	0.25 - 6.40

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

Stock Appreciation Rights (SAR) agreement

No compensation expense was recognized during the three months or nine months ended September 30, 2012 and 2011 related to a separate stock appreciation rights agreement that is accounted for as a liability-classified award because the fair value of the award did not exceed the floor amount contained in the agreement.

8.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

	Carrying	Estimated
	amount	fair value
September 30, 2012
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$5,008,652	$5,008,652
U.S. government-sponsored agencies	142,135,323	142,135,323
Obligations of states and political subdivisions	389,014,234	389,014,234
Commercial mortgage-backed	83,989,176	83,989,176
Residential mortgage-backed	36,908,234	36,908,234
Other asset-backed	11,261,826	11,261,826
Corporate	320,212,342	320,212,342
Total fixed maturity securities available-for-sale	988,529,787	988,529,787

Equity securities available-for-sale:
Common stocks:
Financial services	15,213,293	15,213,293
Information technology	18,200,595	18,200,595
Healthcare	18,515,015	18,515,015
Consumer staples	13,977,797	13,977,797
Consumer discretionary	17,813,857	17,813,857
Energy	20,081,626	20,081,626
Industrials	7,447,390	7,447,390
Other	20,855,708	20,855,708
Non-redeemable preferred stocks	8,806,754	8,806,754
Total equity securities available-for-sale	140,912,035	140,912,035

Short-term investments	50,041,374	50,041,374
Other long-term investments	9,655	9,655

Liabilities:
Surplus notes	25,000,000	18,649,159

	Carrying	Estimated
	amount	fair value
December 31,2011
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$5,011,250	$5,011,250
U.S. government-sponsored agencies	152,179,684	152,179,684
Obligations of states and political subdivisions	401,127,528	401,127,528
Commercial mortgage-backed	99,106,059	99,106,059
Residential mortgage-backed	21,902,112	21,902,112
Other asset-backed	11,942,191	11,942,191
Corporate	266,934,752	266,934,752
Total fixed maturity securities available-for-sale	958,203,576	958,203,576

Equity securities available-for-sale:
Common stocks:
Financial services	9,518,685	9,518,685
Information technology	17,818,367	17,818,367
Healthcare	16,237,164	16,237,164
Consumer staples	10,460,870	10,460,870
Consumer discretionary	13,710,379	13,710,379
Energy	19,947,029	19,947,029
Industrials	5,742,518	5,742,518
Other	12,916,041	12,916,041
Non-redeemable preferred stocks	4,949,000	4,949,000
Total equity securities available-for-sale	111,300,053	111,300,053

Short-term investments	42,628,926	42,628,926
Other long-term investments	14,527	14,527

Liabilities:
Surplus notes	25,000,000	17,285,170

The estimated fair value of fixed maturity and equity securities is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.

Short-term investments generally include money market funds, U.S. Treasury bills and commercial paper.  Short-term investments are carried at fair value, which approximates cost due to the highly liquid nature of the securities.   Short-term securities are classified as Level 1 fair value measurements when the fair value can be validated by recent trades.  When recent trades are not available, fair value is deemed to be the cost basis and the securities are classified as Level 2 fair value measurements.

Other long-term investments consist of holdings in limited partnerships and limited liability companies designed for the distribution of tax credits.  These investments are carried at amortized cost, which in management’s opinion approximates fair value.

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At September 30, 2012 and December 31, 2011, the Company did not hold any fixed maturity securities that were priced solely from broker quotes.

A small number of the Company’s securities are not priced by the independent pricing service.  One is an equity security that is reported as a Level 3 fair value measurement at September 30, 2012 and December 31, 2011, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements.  This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $2,401 and $2,250 at September 30, 2012 and December 31, 2011, respectively.  The other securities not priced by the Company’s independent pricing service at September 30, 2012 are two fixed maturity securities (one fixed maturity security was not priced by the Company’s independent pricing service at December 31, 2011).  These fixed maturity securities are classified as Level 2 fair value measurements.  The fair values for these fixed maturity securities were obtained from the SVO and the Company’s investment custodian using independent pricing services which utilize similar pricing techniques as the Company’s independent pricing service.

Presented in the table below are the estimated fair values of the Company’s financial instruments as of September 30, 2012 and December 31, 2011.

		Fair value measurements at September 30, 2012 using
		Quoted
		prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$5,008,652	$-	$5,008,652	$-
U.S. government-sponsored agencies	142,135,323	-	142,135,323	-
Obligations of states and political subdivisions	389,014,234	-	389,014,234	-
Commercial mortgage-backed	83,989,176	-	83,989,176	-
Residential mortgage-backed	36,908,234	-	36,908,234	-
Other asset-backed	11,261,826	-	11,261,826	-
Corporate	320,212,342	-	320,212,342	-
Total fixed maturity securities available-for-sale	988,529,787	-	988,529,787	-

Equity securities available-for-sale:
Common stocks:
Financial services	15,213,293	15,210,892	-	2,401
Information technology	18,200,595	18,200,595	-	-
Healthcare	18,515,015	18,515,015	-	-
Consumer staples	13,977,797	13,977,797	-	-
Consumer discretionary	17,813,857	17,813,857	-	-
Energy	20,081,626	20,081,626	-	-
Industrials	7,447,390	7,447,390	-	-
Other	20,855,708	20,855,708	-	-
Non-redeemable preferred stocks	8,806,754	8,806,754	-	-
Total equity securities available-for-sale	140,912,035	140,909,634	-	2,401

Short-term investments	50,041,374	38,685,124	11,356,250	-

Financial instruments not reported at fair value:
Assets:
Other long-term investments	9,655	-	-	9,655

Liabilities:
Surplus notes	18,649,159	-	-	18,649,159

		Fair value measurements at December 31, 2011 using
		Quoted
		prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$5,011,250	$-	$5,011,250	$-
U.S. government-sponsored agencies	152,179,684	-	152,179,684	-
Obligations of states and political subdivisions	401,127,528	-	401,127,528	-
Commercial mortgage-backed	99,106,059	-	99,106,059	-
Residential mortgage-backed	21,902,112	-	21,902,112	-
Other asset-backed	11,942,191	-	11,942,191	-
Corporate	266,934,752	-	266,934,752	-
Total fixed maturity securities available-for-sale	958,203,576	-	958,203,576	-

Equity securities available-for-sale:
Common stocks:
Financial services	9,518,685	9,516,435	-	2,250
Information technology	17,818,367	17,818,367	-	-
Healthcare	16,237,164	16,237,164	-	-
Consumer staples	10,460,870	10,460,870	-	-
Consumer discretionary	13,710,379	13,710,379	-	-
Energy	19,947,029	19,947,029	-	-
Industrials	5,742,518	5,742,518	-	-
Other	12,916,041	12,916,041	-	-
Non-redeemable preferred stocks	4,949,000	4,949,000	-	-
Total equity securities available-for-sale	111,300,053	111,297,803	-	2,250

Short-term investments	42,628,926	42,628,926	-	-

Financial instruments not reported at fair value:
Assets:
Other long-term investments	14,527	-	-	14,527

Liabilities:
Surplus notes	17,285,170	-	-	17,285,170

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended September 30, 2012 and 2011.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities are reported as realized investment gains or losses in net income.

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Equity securities
	available-for-sale,
Three months ended September 30, 2012	financial services	Total
Balance at June 30, 2012	$2,401	$2,401
Total unrealized gains included in other comprehensive income	-	-
Balance at September 30, 2012	$2,401	$2,401

Nine months ended September 30, 2012
Balance at December 31, 2011	$2,250	$2,250
Total unrealized gains included in other comprehensive income	151	151
Balance at September 30, 2012	$2,401	$2,401

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Equity securities
	available-for-sale,
Three months ended September 30, 2011	financial services	Total
Balance at June 30, 2011	$2,246	$2,246
Total unrealized gains included in other comprehensive income	-	-
Balance at September 30, 2011	$2,246	$2,246

Nine months ended September 30, 2011
Balance at December 31, 2010	$2,130	$2,130
Total unrealized gains included in other comprehensive income	116	116
Balance at September 30, 2011	$2,246	$2,246

There were no transfers into or out of Levels 1 or 2 during the three months or nine months ended September 30, 2012 or 2011.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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

The amortized cost and estimated fair value of securities available-for-sale as of September 30, 2012 and December 31, 2011 are as follows.  All securities are classified as available-for-sale and are carried at fair value.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
September 30, 2012	cost	gains	losses	fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,693,684	$314,968	$-	$5,008,652
U.S. government-sponsored agencies	138,938,913	3,260,182	63,772	142,135,323
Obligations of states and political subdivisions	352,445,952	36,568,282	-	389,014,234
Commercial mortgage-backed	73,535,477	10,468,189	14,490	83,989,176
Residential mortgage-backed	35,457,322	1,479,262	28,350	36,908,234
Other asset-backed	9,730,063	1,531,763	-	11,261,826
Corporate	292,827,920	27,503,217	118,795	320,212,342
Total fixed maturity securities	907,629,331	81,125,863	225,407	988,529,787

Equity securities:
Common stocks:
Financial services	12,393,822	2,926,013	106,542	15,213,293
Information technology	12,245,496	6,035,495	80,396	18,200,595
Healthcare	14,326,047	4,188,968	-	18,515,015
Consumer staples	11,905,575	2,076,710	4,488	13,977,797
Consumer discretionary	11,370,958	6,472,964	30,065	17,813,857
Energy	14,676,669	5,405,359	402	20,081,626
Industrials	6,756,963	749,001	58,574	7,447,390
Other	18,453,802	2,548,583	146,677	20,855,708
Non-redeemable preferred stocks	8,332,437	675,917	201,600	8,806,754
Total equity securities	110,461,769	31,079,010	628,744	140,912,035
Total securities available-for-sale	$1,018,091,100	$112,204,873	$854,151	$1,129,441,822

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
December 31, 2011	cost	gains	losses	fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,681,611	$329,639	$-	$5,011,250
U.S. government-sponsored agencies	149,016,862	3,162,822	-	152,179,684
Obligations of states and political subdivisions	373,597,081	27,530,447	-	401,127,528
Commercial mortgage-backed	89,452,202	9,694,648	40,791	99,106,059
Residential mortgage-backed	20,740,802	1,191,625	30,315	21,902,112
Other asset-backed	10,440,167	1,502,024	-	11,942,191
Corporate	252,010,891	16,438,873	1,515,012	266,934,752
Total fixed maturity securities	899,939,616	59,850,078	1,586,118	958,203,576

Equity securities:
Common stocks:
Financial services	8,479,330	1,055,486	16,131	9,518,685
Information technology	12,757,833	5,165,021	104,487	17,818,367
Healthcare	13,150,669	3,090,110	3,615	16,237,164
Consumer staples	9,572,447	896,769	8,346	10,460,870
Consumer discretionary	9,054,299	4,675,095	19,015	13,710,379
Energy	15,932,242	4,029,892	15,105	19,947,029
Industrials	4,983,996	802,862	44,340	5,742,518
Other	11,774,715	1,164,832	23,506	12,916,041
Non-redeemable preferred stocks	5,160,600	232,400	444,000	4,949,000
Total equity securities	90,866,131	21,112,467	678,545	111,300,053
Total securities available-for-sale	$990,805,747	$80,962,545	$2,264,663	$1,069,503,629

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of September 30, 2012 and December 31, 2011, listed by length of time the securities were in an unrealized loss position.

September 30, 2012	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$17,407,052	$63,772	$-	$-	$17,407,052	$63,772
Commercial mortgage-backed	4,309,297	14,490	-	-	4,309,297	14,490
Residential mortgage-backed	6,752,062	27,092	317,683	1,258	7,069,745	28,350
Corporate	7,185,790	106,603	925,100	12,192	8,110,890	118,795
Total, fixed maturity securities	35,654,201	211,957	1,242,783	13,450	36,896,984	225,407

Equity securities:
Common stocks:
Financial services	1,282,898	106,542	-	-	1,282,898	106,542
Information technology	1,988,700	80,396	-	-	1,988,700	80,396
Consumer staples	27,948	4,488	-	-	27,948	4,488
Consumer discretionary	1,107,695	30,065	-	-	1,107,695	30,065
Energy	22,872	402	-	-	22,872	402
Industrials	1,157,800	58,574	-	-	1,157,800	58,574
Other	3,164,049	146,677	-	-	3,164,049	146,677
Non-redeemable preferred stocks	-	-	1,798,400	201,600	1,798,400	201,600
Total, equity securities	8,751,962	427,144	1,798,400	201,600	10,550,362	628,744
Total temporarily impaired securities	$44,406,163	$639,101	$3,041,183	$215,050	$47,447,346	$854,151

December 31, 2011	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
Commercial mortgage-backed	$8,865,991	$30,729	$2,987,967	$10,062	$11,853,958	$40,791
Residential mortgage-backed	-	-	471,941	30,315	471,941	30,315
Corporate	40,789,555	1,332,242	817,500	182,770	41,607,055	1,515,012
Total, fixed maturity securities	49,655,546	1,362,971	4,277,408	223,147	53,932,954	1,586,118

Equity securities:
Common stocks:
Financial services	853,572	16,131	-	-	853,572	16,131
Information technology	3,074,796	101,096	49,324	3,391	3,124,120	104,487
Healthcare	1,912,273	3,615	-	-	1,912,273	3,615
Consumer staples	1,259,440	8,346	-	-	1,259,440	8,346
Consumer discretionary	191,508	19,015	-	-	191,508	19,015
Energy	712,268	15,105	-	-	712,268	15,105
Industrials	1,486,762	44,340	-	-	1,486,762	44,340
Other	1,053,572	23,506	-	-	1,053,572	23,506
Non-redeemable preferred stocks	-	-	1,556,000	444,000	1,556,000	444,000
Total, equity securities	10,544,191	231,154	1,605,324	447,391	12,149,515	678,545
Total temporarily impaired securities	$60,199,737	$1,594,125	$5,882,732	$670,538	$66,082,469	$2,264,663

Unrealized losses on fixed maturity securities are primarily associated with corporate securities at September 30, 2012.  Most of these securities are considered investment grade by credit rating agencies.  Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at September 30, 2012.

The unrealized losses on common stocks at September 30, 2012 are not concentrated in a particular sector or an individual security.  The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at September 30, 2012.

All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at September 30, 2012.

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2012, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value
Securities available-for-sale:
Due in one year or less	$19,307,290	$19,936,725
Due after one year through five years	130,099,520	137,853,821
Due after five years through ten years	152,858,935	173,113,512
Due after ten years	496,370,787	536,728,319
Mortgage-backed securities	108,992,799	120,897,410
Totals	$907,629,331	$988,529,787

A summary of realized investment gains and (losses) is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Fixed maturity securities available-for-sale:
Gross realized investment gains	$134,537	$102,269	$643,044	$286,325
Gross realized investment losses	-	(225,777)	-	(572,071)
"Other-than-temporary" impairments	-	-	-	(221,956)

Equity securities available-for-sale:
Gross realized investment gains	377,701	2,165,117	9,332,119	13,619,368
Gross realized investment losses	(665,791)	(651,228)	(2,222,675)	(1,068,488)
"Other-than-temporary" impairments	(22,815)	(4,912,062)	(148,863)	(5,606,420)
Totals	$(176,368)	$(3,521,681)	$7,603,625	$6,436,758

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The amounts reported as “other-than-temporary” impairments for both the three and nine months ended September 30, 2012 do not include any individually significant items.

The following table is a roll forward of the cumulative credit losses on fixed maturity securities that have been recognized in earnings from “other-than-temporary” impairments.  Note that this table only includes the credit loss component of “other-than-temporary” impairments, and does not include the non-credit loss component of impairments (which is recognized through “other comprehensive income”) or impairments that are recognized through earnings in their entirety (not subject to bifurcation between credit and non-credit components).  During the second quarter of 2011, management determined that it would sell certain residential mortgage-backed securities that were in an unrealized loss position, resulting in the recognition of the non-credit loss component of the impairments through earnings.

	Nine months ended September 30,
	2012	2011
Balance at beginning of year	$-	$207,854

Reduction for credit loss associated with previously recognized "other-than-temporary" impairment due to management's intent to sell the security	-	(207,854)
Balance at September 30	$-	$-

10.	CONTINGENT LIABILITIES

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

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $162,144 at December 31, 2011.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $239,486 at December 31, 2011 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at September 30, 2012.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

11.	STOCK REPURCHASE PROGRAM

On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program.  On October 31, 2008, the Company’s Board of Directors announced an extension of the stock repurchase program, authorizing an additional $10,000,000.  During the first nine months of 2011, the Company completed the program with the repurchase of 98,200 shares of its common stock at an average cost of $18.84 per share.  In total, the Company repurchased 1,078,733 shares of its common stock at a cost of $24,998,330 under the program.

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

13.	SUBSEQUENT EVENTS

Management currently expects losses associated with Hurricane Sandy, which made landfall along the southern New Jersey coast on October 29th, to reach the $4,000,000 cap on losses per event in the reinsurance segment.  Based on preliminary data, losses from this event are not expected to be significant in the property and casualty insurance segment.  Losses associated with Hurricane Sandy will be reflected in the Company’s fourth quarter results.

The terms of the excess of loss reinsurance agreement have been revised for fiscal year 2013.  Effective January 1, 2013, pending regulatory approval, EMC Reinsurance Company will continue to retain the first $4,000,000 of losses per event, but will also retain 20.0 percent of any losses between $4,000,000 and $10,000,000 and 10.0 percent of any losses between $10,000,000 and $50,000,000 associated with any event.  In connection with the change in the amount of losses retained per event, the cost of the excess of loss coverage will decrease from the current 10.0 percent of total assumed reinsurance premiums written to 9.0 percent of total assumed reinsurance premiums written.  These changes are a result of efforts to ensure that the terms of the agreement are fair and equitable to both parties.

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

Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 77 percent of consolidated premiums earned during the first nine months of 2012.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.

Reinsurance operations are conducted through EMC Reinsurance Company, totaling 23 percent of consolidated premiums earned during the first nine months of 2012.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual’s assumed reinsurance business (with certain exceptions).

Due to the large number of catastrophic events that exceeded the $3,000,000 retention amount contained in the excess of loss reinsurance agreement between EMC Reinsurance Company and Employers Mutual in 2011, the terms of the agreement were changed for fiscal year 2012.  Effective January 1, 2012, the retention amount increased to $4,000,000 per event, while the cost of the protection remained at 10.0 percent of total assumed reinsurance premiums written.

CRITICAL ACCOUNTING POLICIES

The accounting policies considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2011
Form 10-K.

RESULTS OF OPERATIONS

Results of operations by segment and on a consolidated basis for the three and nine months ended September 30, 2012 and 2011 are as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2012	2011	2012	2011
Property and casualty insurance
Premiums earned	$91,059	$82,296	$263,916	$237,988
Losses and settlement expenses	56,160	70,530	178,799	194,317
Acquisition and other expenses	33,743	29,023	97,453	87,820
Underwriting profit (loss)	$1,156	$(17,257)	$(12,336)	$(44,149)

Loss and settlement expense ratio	61.7%	85.7%	67.7%	81.6%
Acquisition expense ratio	37.0%	35.3%	37.0%	37.0%
Combined ratio	98.7%	121.0%	104.7%	118.6%

Losses and settlement expenses:
Insured events of current year	$57,424	$74,627	$195,027	$211,821
Decrease in provision for insured events of prior years	(1,264)	(4,097)	(16,228)	(17,504)

Total losses and settlement expenses	$56,160	$70,530	$178,799	$194,317

Catastrophe losses	$6,167	$19,342	$31,494	$52,300

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2012	2011	2012	2011
Reinsurance
Premiums earned	$30,486	$25,121	$77,659	$66,647
Losses and settlement expenses	23,165	20,831	54,166	72,184
Acquisition and other expenses	7,612	4,846	17,248	14,179
Underwriting profit (loss)	$(291)	$(556)	$6,245	$(19,716)

Loss and settlement expense ratio	76.0%	82.9%	69.7%	108.3%
Acquisition expense ratio	25.0%	19.3%	22.3%	21.3%
Combined ratio	101.0%	102.2%	92.0%	129.6%

Losses and settlement expenses:
Insured events of current year	$30,230	$25,346	$63,929	$76,389
Decrease in provision for insured events of prior years	(7,065)	(4,515)	(9,763)	(4,205)

Total losses and settlement expenses	$23,165	$20,831	$54,166	$72,184

Catastrophe losses	$4,657	$7,025	$13,880	$24,536

	Three months ended		Nine months ended
	September 30,		September 30,
($ in thousands)	2012	2011	2012	2011
Consolidated
REVENUES
Premiums earned	$121,545	$107,417	$341,575	$304,635
Net investment income	10,969	11,331	33,274	34,883
Realized investment gains (losses)	(176)	(3,521)	7,604	6,437
Other income	225	198	687	638
	132,563	115,425	383,140	346,593
LOSSES AND EXPENSES
Losses and settlement expenses	79,325	91,361	232,965	266,501
Acquisition and other expenses	41,355	33,869	114,701	101,999
Interest expense	225	225	675	675
Other expense	907	176	1,662	2,131
	121,812	125,631	350,003	371,306
Income (loss) before income tax expense (benefit)	10,751	(10,206)	33,137	(24,713)
Income tax expense (benefit)	2,429	(4,632)	8,168	(11,976)
Net income (loss)	$8,322	$(5,574)	$24,969	$(12,737)

Net income (loss) per share	$0.65	$(0.43)	$1.94	$(0.99)

Loss and settlement expense ratio	65.3%	85.1%	68.2%	87.5%
Acquisition expense ratio	34.0%	31.5%	33.6%	33.5%
Combined ratio	99.3%	116.6%	101.8%	121.0%

Losses and settlement expenses:
Insured events of current year	$87,654	$99,973	$258,956	$288,210
Decrease in provision for insured events of prior years	(8,329)	(8,612)	(25,991)	(21,709)

Total losses and settlement expenses	$79,325	$91,361	$232,965	$266,501

Catastrophe losses	$10,824	$26,367	$45,374	$76,836

The Company reported net income of $8,322,000 ($0.65 per share) and $24,969,000 ($1.94 per share) during the three months and nine months ended September 30, 2012, respectively, which is a significant improvement from the $5,574,000 ($0.43 per share) and $12,737,000 ($0.99 per share) net losses reported during the same periods in 2011.  Both the property and casualty insurance segment and the reinsurance segment experienced good operating results during the third quarter.  The primary drivers of the good third quarter results are an increase in premium income, and a significant decline in catastrophe losses from the record amount experienced in 2011.  Management has expended a great deal of time and resources into implementing much needed rate level increases in the commercial lines of business during the first nine months of the year, and those efforts have been successful.  These rate level increases were partially earned during the third quarter and therefore had a positive impact on third quarter operating results.  Future operating results will continue to be positively impacted as the rate level increases become fully earned.

Premium income

Premiums earned increased 13.2 percent and 12.1 percent to $121,545,000 and $341,575,000 for the three months and nine months ended September 30, 2012 from $107,417,000 and $304,635,000 for the same periods in 2011.  A number of factors contributed to these increases in premium income.  In the property and casualty insurance segment, the majority of the increase is attributed to rate level increases, growth in insured exposures and an increase in retained policies.  In the reinsurance segment, the increases are attributed to rate level increases and a new offshore energy and liability account.  Premium rates improved in all lines of business, and are expected to continue to improve during the remainder of the year and into 2013.

Premiums earned for the property and casualty insurance segment increased 10.6 percent and 10.9 percent to $91,059,000 and $263,916,000 for the three months and nine months ended September 30, 2012 from $82,296,000 and $237,988,000 for the same periods in 2011.  The vast majority of the increase in premiums earned is associated with renewal business, and reflects a combination of rate level increases, growth in insured exposures and an increase in retained policies.  Renewal business premium increased approximately 9 percent during the first nine months of 2012.  Renewal rates on the six major lines of commercial business were up 5.7 percent, and the size of the implemented rate increases continued to accelerate each month .  Renewal rates for personal lines of business also increased, but did not have a significant impact on premiums earned due to an intentional reduction in policy count.  Overall policy retention remained stable at approximately 87 percent.  New business continues to account for a relatively small portion of the pool participants’ direct written premiums (just 14 percent).  New business premium increased approximately 22 percent in the commercial lines of business (policy count increased  9 percent), but total new business premium only increased 8 percent due to a significant decline in personal lines new business premium.  New business applications in the commercial lines of business are up significantly during the first nine months of 2012, but careful underwriting has resulted in a large number of declinations.

Premiums earned for the reinsurance segment increased 21.4 percent and 16.5 percent to $30,486,000 and $77,659,000 for the three months and nine months ended September 30, 2012 from $25,121,000 and $66,647,000 for the same periods in 2011.  The large increase for the three months ended September 30, 2012 is attributed to the acceleration of the revenue stream of a new offshore energy and liability proportional account, an increase in “earned but not reported” premium on other pro rata accounts and rate level increases implemented during the January 1 renewal season.  As previously disclosed, the 2012 revenue stream on the new offshore energy and liability account is somewhat back-loaded because it is a new account (effective date of January 1, 2012) and the majority of the underlying policies are expected to have effective dates in the months of June and July.  Rate levels, which had previously been declining, began trending higher during 2011 due to the large number of severe catastrophic events that occurred during the year.  This improved pricing continued through the January 1, 2012 renewal season, with rate increases averaging approximately 10 percent, and larger increases being achieved on contracts containing catastrophe exposures.  The pace of rate increases has slowed somewhat during 2012, with July 1 renewal rates increasing approximately five to seven percent.  The new offshore energy and liability account is now expected to generate approximately $14,000,000 of annual premiums on an underwriting year basis; however, since the underlying policies will have effective dates throughout the 2012 underwriting year, approximately one-half of this range of annual premiums is currently projected to be earned during calendar year 2012, with the balance to be earned during calendar year 2013.  Worldwide, the account covers oil rigs, platforms and floating production, storage and offloading systems, with 56 percent of the premiums coming from the United States and United Kingdom.  The focus is on small to medium-sized enterprises involved with energy exploration and production, which comprises approximately 75 percent of the account.  The account also includes a small number of larger enterprises and a number of state-owned oil and gas companies.  Specialized underwriting and engineering areas work closely together to technically analyze each risk.  Gulf of Mexico windstorm exposure is minimal and first party removal of wreck is restricted in liability policies.

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

Losses and settlement expenses

Losses and settlement expenses decreased 13.2 percent and 12.6 percent to $79,325,000 and $232,965,000 for the three months and nine months ended September 30, 2012 from $91,361,000 and $266,501,000 for the same periods in 2011.  The loss and settlement expense ratios decreased to 65.3 percent and 68.2 percent for the three months and nine months ended September 30, 2012 from 85.1 percent and 87.5 percent for the same periods in 2011.  The significant improvements in the 2012 loss and settlement expense ratios are primarily attributed to a decline in catastrophe losses, as well as the increases in premium income previously noted.  During the third quarter of 2012, catastrophe losses were relatively low, accounting for just 8.9 percentage points of the loss and settlement expense ratio.  This low level of catastrophe losses helped reduce the nine month total of catastrophe losses to a more normal level of 13.3 percentage points of the loss and settlement expense ratio.  The  most recent 10-year average for this period (including the record catastrophe losses experienced in 2011) is 12.1 percentage points.  In comparison, catastrophe losses accounted for 24.5 and 25.2 percentage points of the loss and settlement expense ratios for the three months and nine months ended September 30, 2011, respectively.  Since premiums earned are utilized in the calculation of the loss and settlement expense ratio, the rate level increases recognized during the first nine months of 2012 also had a favorable  impact on the ratios.  The actuarial analysis of the Company’s carried reserves as of June 30, 2012 indicates that the level of reserve adequacy is consistent with other recent evaluations.  From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.

The loss and settlement expense ratios for the property and casualty insurance segment decreased to 61.7 percent and 67.7 percent for the three months and nine months ended September 30, 2012 from 85.7 percent and 81.6 percent for the same periods in 2011.  These decreases are primarily attributed to a significant decline in catastrophe losses and an increase in premium income.  During the third quarter of 2012, catastrophe losses declined significantly in the property and casualty insurance segment, accounting for just 6.8 percentage points of the loss and settlement expense ratio.  This helped reduce catastrophe losses for the first nine months of 2012 to a more normal level of 11.9 percentage points of the loss and settlement expense ratio, which approximates the most recent 10-year average for this period, including the record catastrophe losses experienced in 2011.  In comparison, catastrophe losses accounted for 23.5 and 22.0 percentage points of the loss and settlement expense ratios for the three months and nine months ended September 30, 2011, respectively.  A decline in claim frequency in nearly all lines of business also contributed to the declines in the loss and settlement expense ratios.  Large losses (which the Company defines as losses greater than $500,000 for the EMC Insurance Companies’ pool, excluding catastrophe losses) increased to $17,103,000 during the first nine months of 2012 from $12,844,000 during the same period of 2011.  For the third quarter of 2012, large losses totaled $4,665,000, which is comparable to the amount incurred during the same period of 2011.  The property and casualty insurance segment experienced $1,264,000 of favorable development on prior years’ reserves during the third quarter of 2012, compared to $4,097,000 in the same period of 2011.  For the first nine months of 2012, favorable development totaled $16,228,000 compared to $17,504,000 in 2011.  Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms.

The loss and settlement expense ratios for the reinsurance segment decreased to 76.0 percent and 69.7 percent for the three months and nine months ended September 30, 2012 from 82.9 percent and 108.3 percent for the same periods in 2011.  These decreases are primarily attributed to the rate level increases previously noted and an increase in the amount of favorable development experienced on prior years’ reserves.  A decline in third quarter  catastrophe losses  was more than offset by $6,776,000 of losses associated with a crop reinsurance program.  The crop reinsurance loss estimate, which is attributed to the severe drought conditions that existed in much of the United States during 2012, is subject to uncertainty because the crop yields and commodity prices that will be used to calculate the ultimate loss have not been finalized.  Because the losses from the crop reinsurance program are not attributable to a specific event, they are not subject to the $4,000,000 cap on losses per event under the excess of loss reinsurance agreement.  The favorable development experienced on prior years’ reserves in 2012 is from the Home Office Reinsurance Assumed Department (HORAD) book of business, and reflects a reduction in incurred but not reported reserves for prior accident years that was greater than the actual losses reported for those accident years.  During the first nine months of 2011, the reinsurance segment experienced an unprecedented four events with losses greater than the $3,000,000 retention amount under excess of loss reinsurance agreement.  Losses from those four events totaled $26,000,000 at September 30, 2011, with $12,000,000 retained by the reinsurance segment and the remaining $14,000,000 ceded to Employers Mutual.  During the first nine months of 2012, the reinsurance segment had one event, a severe weather outbreak in the Ohio Valley, which exceeded the current $4,000,000 retention amount.

Acquisition and other expenses

Acquisition and other expenses increased 22.1 percent and 12.5 percent to $41,355,000 and $114,701,000 for the three months and nine months ended September 30, 2012 from $33,869,000 and $101,999,000 for the same periods in 2011.  The acquisition expense ratios also increased, totaling 34.0 percent and 33.6 percent for the three months and nine months ended September 30, 2012 compared to 31.5 percent and 33.5 percent for the same periods in 2011.  The increase in the acquisition expense ratio for the three months ended September 30, 2012 is primarily attributed to a large increase in both contingent commission and policyholder dividend expense, both of which are reflective of the good underwriting results reported for the third quarter.  The acquisition expense ratio for the nine months ended September 30, 2012 remained fairly constant as the increase in expenses was commensurate with the increase in premium income.

For the property and casualty insurance segment, the acquisition expense ratio increased to 37.0 percent for the three months ended September 30, 2012 from 35.3 percent for the same period in 2011, but was unchanged at 37.0 percent for the nine months ended September 30, 2012 and 2011.  The increase for the three months ended September 30, 2012 reflects higher contingent commission and policyholder dividend expense resulting from the good underwriting results reported for the third quarter.  The acquisition expense ratio for the nine months ended September 30, 2012 remained constant as the increase in expenses was commensurate with the increase in premium income.

For the reinsurance segment, the acquisition expense ratios increased to 25.0 percent and 22.3 percent for the three months and nine months ended September 30, 2012 from 19.3 percent and 21.3 percent for the same periods in 2011.  These increases are primarily attributed to higher contingent commission expense, but also reflect commission expense associated with the accelerated revenue stream of the new offshore energy and liability proportional account (recognized through amortization of deferred policy acquisition costs).  The increase for the nine months ended September 30, 2012 reflects a $1,362,000 negative commission allowance recorded in the first quarter in connection with the cancellation of a large MRB account.  However, a portion of this negative commission allowance was offset by the resulting release (amortization) of the related deferred policy acquisition cost asset, resulting in an immediate expense reduction of approximately $654,000 during the first quarter of 2012.  In the first quarter of 2011, the reinsurance segment recognized $399,000 of commission expense in conjunction with Country Mutual’s withdrawal from MRB.  A portion of this commission expense was capitalized as part of the deferred policy acquisition cost asset (to be expensed as the related premiums are earned), resulting in an immediate expense recognition of approximately $181,000 during the first quarter of 2011.

Investment results

Net investment income decreased 3.2 percent and 4.6 percent to $10,969,000 and $33,274,000 for the three months and nine months ended September 30, 2012 from $11,331,000 and $34,883,000 for the same periods in 2011.  These decreases are primarily attributed to the low interest rate environment that has persisted for the past several years.  During this time period, available cash flow has been invested in fixed maturity securities with progressively lower yields, resulting in a decline in the annualized yield of the fixed maturity portfolio.  The average coupon on the fixed maturity portfolio was 4.33 percent at September 30, 2012, compared to 4.58 percent at December 31, 2011 and 4.61 percent at September 30, 2011.  Management is actively pursuing ways to minimize the decline in investment income without increasing overall risk, such as the implementation of a new equity strategy that emphasizes dividend income (see discussion below).  A decrease in the par value of the fixed maturity portfolio during the first half of 2012 also contributed to the decline in investment income, though this trend reversed during the third quarter.  The effective duration of the Company’s fixed maturity portfolio was 4.33 years at September 30, 2012, compared to 4.65 years at December 31, 2011.

At the end of the first quarter of 2012, management reinvested approximately $35,000,000 from the current equity portfolio and $10,000,000 of cash into a new equity portfolio with an emphasis on dividend income.  In addition to a higher dividend return, this new equity strategy is expected to carry less market volatility.  The Company’s equity security holdings produced dividend income of $1,047,000 and $2,739,000 for the three months and nine months ended September 30, 2012, compared to $595,000 and $1,694,000 for the same periods in 2011.

The Company had net realized investment losses of $176,000 and $3,521,000 during the three months ended September 30, 2012 and 2011, respectively, but had net realized investment gains of $7,604,000 and $6,437,000 for the nine months ended September 30, 2012 and 2011.  The Company experienced an unusually large amount of realized investment gains in the first quarters of both 2012 and 2011, totaling $8,918,000 and $8,258,000, respectively.  The realized investment gains recognized in the first quarter of 2012 primarily resulted from the sale of equity securities.  Proceeds from those sales were used to fund the purchase of equity securities in the new portfolio that emphasizes dividend income.  The realized investment gains recognized during the first quarter of 2011 resulted from normal activity in the equity portfolio when market prices were at elevated levels.  “Other-than-temporary” investment impairment losses of $23,000 and $4,912,000 were recognized in the third quarters of 2012 and 2011, respectively.  The impairment losses in the third quarter of 2012 were recognized on one equity security, while the impairment losses in the third quarter of 2011 were recognized on 27 equity securities.  During the first nine months of 2012, “other-than-temporary” impairment losses totaled $149,000, compared to $5,828,000 in the same period of 2011.  The impairment losses in 2012 were recognized on three equity securities, while the impairment losses in 2011 were recognized on four residential mortgage-backed securities (all resulting from the intent to sell) and 34 equity securities.

Other expense

The fluctuations in other expense for the three months and nine months ended September 30, 2012 compared to the same periods of 2011 are attributed to changes in the foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  Foreign currency exchange losses of $470,000 and $97,000 are included in the amounts for the three months and nine months ended September 30, 2012, respectively.  In comparison, the third quarter of 2011 had a foreign currency exchange gain of $344,000, and the nine months ended September 30, 2011 had a foreign currency exchange loss of $598,000.

Income tax

The Company had income tax expense of $2,429,000 and $8,168,000 for the three months and nine months ended September 30, 2012.  The same periods of 2011 had income tax benefits of $4,632,000 and $11,976,000.  The effective tax rates for the three months and nine months ended September 30, 2012 were 22.6 percent and 24.6 percent, respectively, compared to 48.2 percent and 49.7 percent for the same periods in 2011.  Note that the effective tax rates for 2011 are based on tax benefits relative to pre-tax losses, thus an effective tax rate greater than the United States federal corporate tax rate of 35 percent is indicative of a favorable or “low” effective tax rate.  The fluctuations in the effective tax rates primarily reflect variations in the amount of pre-tax income (loss) reported during the respective periods relative to the amount of tax-exempt interest income earned.

SUBSEQUENT EVENTS

Management currently expects losses associated with Hurricane Sandy, which made landfall along the southern New Jersey coast on October 29th, to reach the $4,000,000 cap on losses per event in the reinsurance segment.  Based on preliminary data, losses from this event are not expected to be significant in the property and casualty insurance segment.  Losses associated with Hurricane Sandy will be reflected in the Company’s fourth quarter results.

The terms of the excess of loss reinsurance agreement have been  revised for fiscal year 2013.  Effective January 1, 2013, pending regulatory approval, EMC Reinsurance Company will continue to retain the first $4,000,000 of losses per event, but will also retain 20.0 percent of any losses between $4,000,000 and $10,000,000 and 10.0 percent of any losses between $10,000,000 and $50,000,000 associated with any event.  In connection with the change in the amount of losses retained per event, the cost of the excess of loss coverage will decrease from the current 10.0 percent of total assumed reinsurance premiums written to 9.0 percent of total assumed reinsurance premiums written.  These changes are a result of efforts to ensure that the terms of the agreement are fair and equitable to both parties.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $32,996,000 and $22,102,000 during the first nine months of 2012 and 2011, respectively.  The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of these losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.

The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase programs.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2012 without prior regulatory approval is approximately $32,522,000.  The Company received $12,050,000 and $10,000,000 of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $7,732,000 and $7,367,000 during the first nine months of 2012 and 2011, respectively.

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

The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At September 30, 2012 and December 31, 2011, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $52,585,000 and $37,872,000, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

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

The Company held $10,000 and $15,000 in minority ownership interests in limited partnerships and limited liability companies at September 30, 2012 and December 31, 2011, respectively.  The Company does not hold any other unregistered securities.

The Company’s cash balance was $117,000 and $255,000 at September 30, 2012 and December 31, 2011, respectively.

During the first nine months of 2012, Employers Mutual contributed $1,000,000 to its qualified pension plan ($306,000 for the Company’s share of the contribution), and made no contribution to the postretirement benefit plans.  Employers Mutual plans to contribute approximately $22,000,000 to the pension plan and $5,500,000 to the Voluntary Employee Beneficiary Association trust in 2012.  The Company’s share of these contributions, if made, will be approximately $6,731,000 and $1,590,000, respectively.

Employers Mutual contributed $17,400,000 to its qualified pension plan and $8,000,000 to its postretirement benefit plans in 2011.  During the first nine months of 2011, Employers Mutual contributed $2,000,000 to its postretirement benefit plans, and made no contribution to its qualified pension plan.  The Company reimbursed Employers Mutual $5,348,000 for its share of the 2011 qualified pension plan contribution and $2,244,000 for its share of the 2011 postretirement benefit plans contribution (includes $561,000 for its share of the contribution to the postretirement benefit plans during the first nine months of 2011).

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at September 30, 2012.

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

The Company’s total cash and invested assets at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturity securities available-for-sale	$907,629	$988,530	83.8%	$988,530
Equity securities available-for-sale	110,462	140,912	12.0	140,912
Cash	117	117	-	117
Short-term investments	50,041	50,041	4.2	50,041
Other long-term investments	10	10	-	10
	$1,068,259	$1,179,610	100.0%	$1,179,610

	December 31, 2011
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturity securities available-for-sale	$899,940	$958,204	86.1%	$958,204
Equity securities available-for-sale	90,866	111,300	10.0	111,300
Cash	255	255	-	255
Short-term investments	42,629	42,629	3.9	42,629
Other long-term investments	14	14	-	14
	$1,033,704	$1,112,402	100.0%	$1,112,402

The amortized cost and estimated fair value of fixed maturity and equity securities at September 30, 2012 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
($ in thousands)	cost	gains	losses	fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,694	$315	$-	$5,009
US government-sponsored agencies	138,939	3,260	64	142,135
Obligations of states and political subdivisions	352,446	36,569	-	389,015
Commercial mortgage-backed	73,535	10,468	14	83,989
Residential mortgage-backed	35,457	1,479	28	36,908
Other asset-backed	9,730	1,532	-	11,262
Corporate	292,828	27,503	119	320,212
Total fixed maturity securities	907,629	81,126	225	988,530

Equity securities:
Common stocks:
Financial services	12,394	2,926	107	15,213
Information technology	12,245	6,036	80	18,201
Healthcare	14,326	4,189	-	18,515
Consumer staples	11,906	2,076	4	13,978
Consumer discretionary	11,371	6,473	30	17,814
Energy	14,677	5,405	-	20,082
Industrials	6,757	749	59	7,447
Other	18,454	2,549	147	20,856
Non-redeemable preferred stocks	8,332	676	202	8,806
Total equity securities	110,462	31,079	629	140,912
Total securities available-for-sale	$1,018,091	$112,205	$854	$1,129,442

The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual at an interest rate of 3.60 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2013.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $675,000 during the first nine months of both 2012 and 2011.  During the first quarter of 2012, the Company’s property and casualty insurance subsidiaries paid Employers Mutual for the interest that had been accrued on the surplus notes during 2011.

As of September 30, 2012, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations

The Company recorded “other-than-temporary” investment impairment losses totaling $23,000 on one equity security during the third quarter of 2012, compared to $4,912,000 on 27 equity securities during the third quarter of 2011.  For the nine months ended September 30, 2012, the Company recognized “other-than-temporary” investment impairment losses totaling $149,000 on three equity securities, compared to $5,828,000 on four residential mortgage-backed securities (all resulting from an intent to sell) and 34 equity securities during the same period of 2011.

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

At September 30, 2012, the Company had unrealized losses on available-for-sale securities as presented in the table below.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities.  Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at September 30, 2012.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $555,000, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of September 30, 2012.

	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$17,407	$64	$-	$-	$17,407	$64
Commercial mortgage-backed	4,309	14	-	-	4,309	14
Residential mortgage-backed	6,752	27	318	1	7,070	28
Corporate	7,186	107	925	12	8,111	119
Subtotal, fixed maturity securities	35,654	212	1,243	13	36,897	225

Equity securities:
Common stocks:
Financial services	1,283	107	-	-	1,283	107
Information technology	1,989	80	-	-	1,989	80
Consumer staples	28	4	-	-	28	4
Consumer discretionary	1,107	30	-	-	1,107	30
Energy	23	-	-	-	23	-
Industrials	1,158	59	-	-	1,158	59
Other	3,164	147	-	-	3,164	147
Non-redeemable preferred stocks	-	-	1,798	202	1,798	202
Subtotal, equity securities	8,752	427	1,798	202	10,550	629
Total temporarily impaired securities	$44,406	$639	$3,041	$215	$47,447	$854

The Company does not purchase non-investment grade securities.  Any non-investment grade securities held are the result of rating downgrades that occurred subsequent to their purchase.  At September 30, 2012, non-investment grade fixed maturity securities held by the Company included eleven securities, ten of which were residential mortgage-backed securities.  Of these securities, just one residential mortgage-backed security was in an unrealized loss position, with an unrealized loss of $1,000.

Following is a schedule of gross realized losses recognized in the first nine months of 2012 from the sale of securities and from “other-than-temporary” investment impairments.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.  This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc.

	Realized losses from sales			"Other-than-	Total
			Gross	temporary"	gross
	Book	Sales	realized	impairment	realized
($ in thousands)	value	price	losses	losses	losses
Equity securities:
Three months or less	$22,597	$20,683	$1,914	$149	$2,063
Over three months to six months	1,917	1,625	292	-	292
Over six months to nine months	-	-	-	-	-
Over nine months to twelve months	137	120	17	-	17
Over twelve months	-	-	-	-	-
	$24,651	$22,428	$2,223	$149	$2,372

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All of these lease costs are included as expenses under the pooling agreement.  The Company’s contractual obligations as of September 30, 2012 did not change materially from those presented in the Company’s 2011 Form 10-K.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $1,014,000 and $1,039,000 have been accrued as of September 30, 2012 and December 31, 2011, respectively.  Premium tax offsets of $652,000 and $666,000, which are related to prior guarantee fund payments and current assessments, have been accrued as of September 30, 2012 and December 31, 2011, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  Estimated second-injury fund assessments of $1,642,000 and $1,873,000 have been accrued as of September 30, 2012 and December 31, 2011, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $162,000 at December 31, 2011.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $239,000 at December 31, 2011 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at September 30, 2012.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended September 30, 2012:

			(c) Total number	(d) Maximum number
	(a) Total	(b) Average	of shares (or	(or approximate dollar
	number of	price	units) purchased	value) of shares
	shares	paid	as part of publicly	(or units) that may yet
	(or units)	per share	announced plans	be purchased under the
Period	purchased (1)	(or unit)	or programs (2)	plans or programs (2 & 3)

7/1/12 - 7/31/12	-	$-	-	$19,490,561

8/1/12 - 8/31/12	-	-	-	19,490,561

9/1/12 - 9/30/12	10,461	21.50	-	19,490,561

Total	10,461	$21.50	-

(1)	This represents shares that were purchased in the open market during the month of September under the Employers Mutual Casualty Company Employee Stock Purchase Plan.

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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2012.

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