Form 10-K
period 2012-12-31
EMC INSURANCE GROUP INC
filed 2013-03-12
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012 was $101,797,516.

The number of shares outstanding of the registrant’s common stock, $1.00 par value, on February 28, 2013, was 12,970,148.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 23, 2013, and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2012, are incorporated by reference under Part III.

PART I

ITEM 1.	BUSINESS.

GENERAL

EMC Insurance Group Inc. is an insurance holding company that was incorporated in Iowa in 1974 by Employers Mutual Casualty Company (Employers Mutual) and became a public company in 1982 following the initial public offering of its common stock.  EMC Insurance Group Inc. is approximately 61 percent owned by Employers Mutual, a multiple-line property and casualty insurance company organized as an Iowa mutual insurance company in 1911 that is licensed in all 50 states and the District of Columbia.  The term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.  Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the “EMC Insurance Companies.”

The Company conducts operations in property and casualty insurance and reinsurance through its subsidiaries.  The Company primarily focuses on the sale of commercial lines of property and casualty insurance to small and medium-sized businesses.  These products are sold through independent insurance agents who are supported by a decentralized network of branch offices.  Although the Company actively markets its insurance products in 40 states, the majority of its business is marketed and generated in the Midwest.

The Company conducts its insurance business through two business segments as follows:

EMC INSURANCE GROUP INC.
Property and Casualty Insurance Segment
Reinsurance Segment
Illinois EMCASCO Insurance Company (Illinois EMCASCO)
Dakota Fire Insurance Company (Dakota Fire)
EMCASCO Insurance Company (EMCASCO)
EMC Reinsurance Company
EMC Underwriters, LLC

Illinois EMCASCO was formed in Illinois in 1976 (and was re-domesticated to Iowa in 2001), Dakota Fire was formed in North Dakota in 1957 and EMCASCO was formed in Iowa in 1958, all for the purpose of writing property and casualty insurance.  EMC Reinsurance Company was formed in 1981 to assume reinsurance business from Employers Mutual.  The Company’s excess and surplus lines insurance agency, EMC Underwriters, LLC, was formed in Iowa in 1975 and was acquired by the Company in 1985.  Effective December 31, 1998, the excess and surplus lines insurance agency was converted to a limited liability company and the ownership was contributed to EMCASCO.

Property and casualty insurance is the most significant segment of the Company’s business, totaling 78 percent of consolidated premiums earned in 2012.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.  For a discussion of the reinsurance pooling agreement and its benefits, please see “Organizational Structure – Property and Casualty Insurance” below.

Reinsurance operations are conducted through EMC Reinsurance Company, and represented 22 percent of consolidated premiums earned in 2012.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies (subject to certain limited exceptions).  EMC Reinsurance Company also writes a relatively small amount of assumed reinsurance business on a direct basis (outside the quota share reinsurance agreement).  For a discussion of the quota share reinsurance agreement and its benefits, please see “Organizational Structure – Reinsurance” below.

The Company’s insurance agency, EMC Underwriters, LLC, specializes in marketing excess and surplus lines of insurance.  The excess and surplus lines markets provide insurance coverage at negotiated rates for risks that are not acceptable to licensed insurance companies.  EMC Underwriters accesses this market by working through independent agents and functions as managing underwriter for excess and surplus lines insurance for  the pool participants.  The Company derives income from this business based on the fees and commissions earned through placement of the business, as opposed to the underwriting of the risks associated with that business.

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

•
the ability to benefit from the capacity of the entire pool (representing $1.3 billion in direct premiums written in 2012 and $1.1 billion in statutory surplus as of December 31, 2012) rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level;

•	the achievement of an “A-” (Excellent) rating with a positive outlook from A.M. Best Company on a “group” basis;

•	the ability to take advantage of a significant distribution network of independent agencies that the participants most likely could not access on an individual basis;

•	the ability to negotiate and purchase reinsurance from third-party reinsurers on a combined basis, thereby achieving larger retentions and better pricing; and

•	the ability to achieve and benefit from economies of scale in operations.

The amount of insurance a property and casualty insurance company writes under industry standards is commonly expressed as a multiple of its surplus calculated in accordance with statutory accounting practices.  Generally, a ratio of 3 or less is considered satisfactory by state insurance departments.  The ratios of the pool participants for the past three years are as follows:

	Year ended December 31,
	2012	2011	2010
Employers Mutual	0.80	0.78	0.70
EMCASCO (1)	1.69	1.65	1.40
Illinois EMCASCO (1)	1.63	1.53	1.33
Dakota Fire (1)	1.71	1.61	1.38
EMC Property & Casualty Company	0.62	0.58	0.55
Union Insurance Company of Providence	0.62	0.58	0.54
Hamilton Mutual Insurance Company	0.85	0.79	0.73

(1)       The ratios for these companies reflect the issuance of an aggregate $25,000,000 of surplus notes to Employers Mutual.  Surplus notes are considered to be a component of surplus for statutory reporting purposes; however, under U.S. generally accepted accounting principles, surplus notes are considered to be debt and are reported as a liability in the Company’s financial statements.

Reinsurance

The Company’s reinsurance subsidiary is party to a quota share reinsurance retrocessional agreement (the “quota share agreement”) and an excess of loss reinsurance agreement (the “excess of loss agreement”), with Employers Mutual.  Under the terms of the quota share agreement, the reinsurance subsidiary assumes 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.  Under the terms of the excess of loss agreement, the reinsurance subsidiary cedes to Employers Mutual all losses in excess of $4,000,000 ($3,000,000 in 2011) per event (covering both business assumed from Employers Mutual through the quota share agreement, as well as business obtained outside the quota share agreement).  The cost of the excess of loss reinsurance protection during 2012 and 2011 was 10.0 percent of the reinsurance subsidiary’s total assumed reinsurance premiums written.

Prior to 2011, the excess of loss agreement between the reinsurance subsidiary and Employers Mutual did not exist.  Rather, the cap on losses per event ($3,000,000) and the related cost of this protection (10.5 percent of the net assumed premiums written subject to cession to the reinsurance subsidiary) was contained in the quota share agreement, and the transactions were handled on a net, rather than a gross, basis.  The cost of the cap on losses per event was recorded as a reduction to the premiums assumed by the reinsurance subsidiary, and the cap on losses per event did not cover the business written directly by the reinsurance subsidiary.

The terms of the excess of loss agreement have been revised for fiscal year 2013.  Effective January 1, 2013, EMC Reinsurance Company will continue to retain the first $4,000,000 of losses per event, but will also retain 20.0 percent of any losses between $4,000,000 and $10,000,000 and 10.0 percent of any losses between $10,000,000 and $50,000,000 associated with any event.  In connection with the change in the amount of losses retained per event, the cost of the excess of loss coverage will decrease from the current 10.0 percent of total assumed reinsurance premiums written to 9.0 percent of total assumed reinsurance premiums written.  These changes are a result of ongoing efforts to ensure that the terms of the agreement continue to be fair and equitable to both parties.

The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, Employers Mutual assumes reinsurance business from the Mutual Reinsurance Bureau (MRB) underwriting association, which provides a small amount of reinsurance protection to the members of the EMC Insurance Companies pooling agreement.  As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the EMC Insurance Companies’ direct business, after ceded reinsurance protections purchased by MRB are applied.  In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law.  The reinsurance subsidiary assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement.  Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled within 45 days after the end of each quarter.  The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

Under the terms of the quota share agreement, the reinsurance subsidiary receives reinstatement premium income that is collected by Employers Mutual from the ceding companies when reinsurance coverage is reinstated after a loss event; however, the cap on losses assumed per event contained in the excess of loss agreement is automatically reinstated without cost.

Country Mutual Insurance Company terminated its participation in MRB effective January 1, 2011.  As a result, Employers Mutual became a one-fourth participant in MRB, up from its previous approximate one-fifth participation.  Effective January 1, 2013, Church Mutual Insurance Company (Church Mutual) became a member of MRB.  As a result, Employers Mutual will once again become a one-fifth participant in MRB.  The addition of Church Mutual to MRB will strengthen MRB’s surplus base and should favorably impact future marketing efforts.  However, there will be a short-term negative impact on the Company’s earned premiums since the MRB association’s business will now be split between five participants rather than the current four.

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

The following table sets forth the aggregate direct premiums written of all parties to the pooling agreement for the three years ended December 31, 2012, by line of business.

	Year ended December 31,
	2012		2011		2010
		Percent		Percent		Percent
Line of business	Amount	of total	Amount	of total	Amount	of total
($ in thousands)
Commercial lines:
Automobile	$269,739	20.7%	$235,956	19.8%	$220,959	20.0%
Property	314,658	24.1	279,386	23.5	258,100	23.3
Workers' compensation	256,553	19.7	244,527	20.6	223,477	20.2
Liability	256,572	19.7	224,223	18.9	207,374	18.7
Other	27,929	2.1	27,972	2.4	30,064	2.7

Total commercial lines	1,125,451	86.3	1,012,064	85.2	939,974	84.9

Personal lines:
Automobile (1)	95,819	7.4	96,536	8.1	95,409	8.6
Property	79,664	6.1	78,068	6.5	70,012	6.3
Liability	2,341	0.2	2,074	0.2	1,923	0.2

Total personal lines	177,824	13.7	176,678	14.8	167,344	15.1

Total	$1,303,275	100.0%	$1,188,742	100.0%	$1,107,318	100.0%

(1)  The amounts for 2010 and, to a lesser extent, 2011 reflect a change from six-month policies to annual policies.

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

The following table sets forth the net premiums written of the reinsurance subsidiary for the three years ended December 31, 2012, by line of business.  The large increase in the marine/aviation line of business in 2012 is due to a new offshore energy and liability proportional account.  The large decrease in the property and casualty line of business is due to the cancellation of a large pro rata account written by MRB.  In connection with the cancellation of this account, the reinsurance segment recorded a $3,406,000 portfolio adjustment decrease in premiums written that offset a corresponding decrease in unearned premiums.  In 2012 and 2011, premiums written reflect an increase in Employers Mutual’s participation in MRB upon the withdrawal of a member effective January 1, 2011.  This increased Employers Mutual’s participation from an approximate one-fifth share to a one-fourth share.  Premium written for 2011 includes a $1,023,000 portfolio adjustment increase in premiums written that offset a corresponding increase in unearned premiums recognized in connection with the change in participation in MRB.  Ten percent of the reinsurance subsidiary’s assumed premiums written (including the portfolio adjustments described above) were ceded back to Employers Mutual in accordance with the terms of the excess of loss agreement.

Effective January 1, 2013, Church Mutual Insurance Company (Church Mutual) became a member of MRB.  As a result, Employers Mutual will once again become a one-fifth participant in MRB.  The addition of Church Mutual to MRB will strengthen MRB’s surplus base and should favorably impact future marketing efforts.  However, there will be a short-term negative impact on the Company’s earned premiums since the MRB association’s business will now be split between five participants rather than the current four.

	Year ended December 31,
	2012		2011		2010
		Percent		Percent		Percent
Line of business	Amount	of total	Amount	of total	Amount	of total
($ in thousands)
Pro rata reinsurance:
Property and casualty	$3,483	3.2%	$10,198	10.6%	$7,951	9.5%
Property	14,274	13.3	14,302	14.8	15,092	18.0
Crop	4,176	3.9	5,907	6.1	3,572	4.2
Casualty	1,269	1.2	1,333	1.4	537	0.6
Marine/aviation	12,318	11.5	895	0.9	662	0.8

Total pro rata reinsurance	35,520	33.1	32,635	33.8	27,814	33.1

Excess of loss reinsurance:
Property	59,933	55.9	53,379	55.3	45,412	54.0
Casualty	11,783	11.0	10,486	10.9	10,809	12.9
Surety	10	-	(7)	-	20	-

Total excess of loss reinsurance	71,726	66.9	63,858	66.2	56,241	66.9

Total	$107,246	100.0%	$96,493	100.0%	$84,055	100.0%

Marketing and Distribution

Property and Casualty Insurance

The pool participants market a wide variety of commercial and personal lines insurance products through 16 branch offices, which actively write business through independent agents in 40 states.  The pool participants’ products are marketed exclusively through a network of over 2,100 local independent agency relationships through 3,900 offices.  The pool participants primarily focus on the sale of commercial lines of property and casualty insurance to small and medium-sized businesses, which are considered to be policyholders that pay less than $100,000 in annual premiums.  The pool participants also seek to provide more than one policy to a given customer, because this “account selling” strategy diversifies risks and generally improves underwriting results.

The pool participants wrote approximately $1.3 billion in direct premiums in 2012, with 86 percent of this business coming from commercial lines products and 14 percent coming from personal lines products.  Although a majority of the pool participants’ business is generated by sales in the Midwest, Employers Mutual’s branch offices are located across the country to take advantage of local market conditions and opportunities, as well as to spread risk geographically.  Each branch office performs its own underwriting, claims, marketing and risk management functions according to policies and procedures established and monitored by the home office.  This decentralized network of branch offices allows the pool participants to develop marketing strategies, products and pricing that target the needs of individual marketing territories and take advantage of different opportunities for profit in each market.  This operating structure also enables the pool participants to develop close relationships with their agents and customers.

Although each branch office offers a slightly different combination of products, the branches generally target three customer segments:

•	a wide variety of small to medium-sized businesses, through a comprehensive package of property and liability coverages;

•
businesses and institutions eligible for the pool participants’ target market, safety dividend group and EMC Choice programs (described below), which offer specialized products geared to their members’ unique protection needs; and

•	individual consumers, through a number of personal lines products such as homeowners, automobile and umbrella coverages.

The pool participants write a number of target market, safety dividend group and EMC Choice programs throughout the country, and have developed a strong reputation for these programs within the marketplace.  These programs provide enhanced insurance protection to businesses or institutions that have similar hazards and exposures, and are willing to implement loss prevention programs.  These groups include public schools, small municipalities, petroleum marketers, contractors and mobile home parks.  As an example, the pool participants write coverage for approximately 1,500 school districts throughout the Midwest.  These programs have been successful because they offer risk management products and services that are targeted to the needs of the group members through a local independent agent.

The following table sets forth the geographic distribution of the aggregate direct premiums written of all parties to the pooling agreement for the three years ended December 31, 2012.

	Year ended December 31,
	2012	2011	2010

Illinois	4.2%	4.2%	4.0%
Iowa	14.4	14.9	15.5
Kansas	9.6	9.6	9.9
Michigan	3.9	3.6	3.3
Minnesota	4.3	4.1	3.9
Nebraska	5.4	5.3	5.5
Pennsylvania	3.5	3.7	3.7
Texas	3.8	3.5	3.7
Wisconsin	5.2	6.1	6.0
Other *	45.7	45.0	44.5
	100.0%	100.0%	100.0%

* Includes all other jurisdictions, none of which accounted for more than 3 percent.

Reinsurance

The reinsurance subsidiary currently obtains 94 percent of its business from Employers Mutual through the quota share agreement, and writes 6 percent directly.  The reinsurance subsidiary relies on the financial strength of Employers Mutual to write reinsurance business, as well as the competitive advantage that Employers Mutual has by virtue of being licensed in all 50 states.  Reinsurance marketing is undertaken by Employers Mutual in its role as the direct writer of the reinsurance business; however, the reinsurance subsidiary is utilized in the marketing efforts to help differentiate the reinsurance business from the direct insurance business that is written by Employers Mutual and the other pool participants.

The reinsurance business is derived from two sources.  Approximately 84 percent of the reinsurance subsidiary’s assumed reinsurance premiums earned in 2012 were generated through the activities of Employers Mutual’s Home Office Reinsurance Assumed Department (also known as “HORAD”).  The reinsurance business written by HORAD is brokered through independent intermediaries.  As a result, the risks assumed by HORAD do not materially overlap with the risks assumed through MRB (discussed below).  The risks assumed through HORAD are directly underwritten by Employers Mutual.  As such, Employers Mutual has discretion with respect to the type and size of risks which it assumes and services through these activities.  Since the reinsurance subsidiary utilizes Employers Mutual’s underwriting personnel and systems to process its direct business written, HORAD also includes the business written directly by the reinsurance subsidiary.

The remaining 16 percent of the reinsurance subsidiary’s assumed reinsurance premiums earned in 2012 were generated through Employers Mutual’s participation in the MRB underwriting association, an unincorporated association through which Employers Mutual and other unaffiliated insurance companies participate in a voluntary reinsurance pool to meet the reinsurance needs of small and medium-sized, unaffiliated mutual insurance companies.  Employers Mutual has participated in MRB since 1957.  Effective January 1, 2011, Country Mutual Insurance Company terminated its participation in MRB.  As a result, Employers Mutual became a one-fourth participant in MRB, up from its previous approximate one-fifth participation.  MRB is controlled by a board of directors composed of the four member companies, including one representative designated by Employers Mutual.  As a member of this organization, Employers Mutual assumes its proportionate share of the risks ceded to MRB by unaffiliated insurers.  Since MRB is structured on a joint liability basis, Employers Mutual, and therefore the Company’s reinsurance subsidiary, would be obligated with respect to the proportionate share of risks assumed by the other participants in the event they were unable to perform.  MRB, which is operated by an independent management team, manages assumed risks through typical underwriting practices, including loss exposure controls provided through reinsurance coverage obtained for the benefit of MRB.  The reinsurance risks for MRB arise primarily from the Northeast and Midwest markets.  Underwriting of risks and pricing of coverage is performed by MRB management under general guidelines established by Employers Mutual and the other participating insurers.  Except for this general oversight, Employers Mutual has only limited control over the risks assumed by, and the operating results of, MRB.  Because of the joint liability structure, MRB participating companies must maintain a rating of “A-” (Excellent) or above from A.M. Best Company and meet certain other standards.  During 2012, the rating of one of the members was reduced to "B++".  The other participating companies continue to monitor the financial strength of this member, and have determined that removal of this member is not warranted at this time.

The following table sets forth the geographic distribution of the assumed premiums written of the reinsurance subsidiary (gross of the amount ceded to Employers Mutual in connection with the excess of loss agreement) for the three years ended December 31, 2012.

	Year ended December 31,
	2012		2011		2010
		Percent		Percent		Percent
Domiciliary jurisdiction	Amount	of total	Amount	of total	Amount	of total
($ in thousands)
Germany	$5,726	4.8%	$4,923	4.6%	$4,307	4.6%
Other foreign jurisdictions *	19,040	16.0	15,560	14.5	11,686	12.4
Domestic	94,396	79.2	86,732	80.9	77,923	83.0

Total	$119,162	100.0%	$107,215	100.0%	$93,916	100.0%

* Includes all other foreign jurisdictions, none of which accounted for more than 3 percent.

Employers Mutual emphasizes writing excess of loss reinsurance business in its HORAD operation and works to increase its participation on existing contracts that have had favorable terms and/or results.  Employers Mutual strives to be flexible in the types of reinsurance products it offers, but generally limits its writings to direct reinsurance business, rather than providing retrocessional covers.  A trend in the reinsurance marketplace is for “across the board” participation on excess of loss reinsurance contracts.  As a result, reinsurance companies must be willing to participate on all layers offered under a specific contract in order to be considered viable reinsurers.

It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business.  Commissions incurred by the reinsurance subsidiary under the quota share agreement with Employers Mutual amounted to $19,537,000 in 2012.  During 2012, the reinsurance subsidiary ceded to Employers Mutual 10.0 percent of its total assumed reinsurance premiums written from all sources as premium for the excess of loss protection, which amounted to $11,916,000.  The reinsurance subsidiary also assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement, as well as the German business written directly.  The net foreign currency exchange loss assumed by the reinsurance subsidiary in 2012 was $25,000.

Competition

Property and Casualty Insurance

The property and casualty insurance marketplace is very competitive.  The pool participants compete in the United States insurance market with numerous insurers, many of which have substantially greater financial resources.  Competition in the types of insurance in which the pool participants are engaged is based on many factors, including the perceived overall financial strength of the insurer, industry ratings, premiums charged, contract terms and conditions, services offered, speed of claim payments, reputation and experience.  Because the pool participants’ insurance products are marketed exclusively through independent agencies, they face competition to retain qualified agencies, as well as competition within the agencies.  The pool participants also compete with direct writers, who utilize salaried employees and generally offer their products at a lower cost; exclusive agencies, who write insurance business for only one company; and to a lesser extent, internet-based enterprises.  Employers Mutual’s decentralized network of 16 branch offices allows the pool participants to enhance business relationships with agents and customers and develop products, marketing strategies and pricing parameters targeted to individual territories.  The pool participants also utilize a company paid trip for qualified agents and a profit-sharing plan as incentives for the independent agencies to place high-quality insurance business with them.

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

Statutory Combined Trade Ratios

The following table sets forth the statutory combined trade ratios of the Company’s insurance subsidiaries and the property and casualty insurance industry averages for the five years ended December 31, 2012.  The combined trade ratios below are the sum of the following:  the loss ratio, calculated by dividing losses and settlement expenses incurred by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written and policyholder dividends by net premiums earned.  Generally, if the combined trade ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.

	Year Ended December 31,
	2012	2011	2010	2009	2008

Property and casualty insurance
Loss ratio	66.2%	78.7%	68.9%	65.6%	73.9%
Expense ratio	35.3%	36.1%	37.0%	37.8%	35.6%
Combined trade ratio	101.5%	114.8%	105.9%	103.4%	109.5%

Reinsurance (1)
Loss ratio	68.4%	96.6%	55.8%	65.4%	83.8%
Expense ratio	21.8%	21.5%	32.3%	22.0%	23.7%
Combined trade ratio	90.2%	118.1%	88.1%	87.4%	107.5%

Total insurance operations (1)
Loss ratio	66.7%	82.8%	66.1%	65.6%	75.8%
Expense ratio	32.3%	32.8%	36.0%	34.7%	33.3%
Combined trade ratio	99.0%	115.6%	102.1%	100.3%	109.1%

Property and casualty insurance industry averages (2)
Loss ratio	78.0%	77.9%	72.0%	72.7%	77.1%
Expense ratio	28.2%	28.6%	29.0%	28.5%	28.0%
Combined trade ratio	106.2%	106.5%	101.0%	101.2%	105.1%

(1)       The 2012 expense ratio and combined trade ratio for “reinsurance” and “total insurance operations” reflect $3,065,000 of negative premiums written (net of $341,000 reduction in the amount ceded to Employers Mutual under the excess of loss agreement) and $1,362,000 of negative commission expense that were recorded in connection with the cancellation of a large pro rata account written by MRB.  Excluding these adjustments, the expense ratio and combined trade ratio for “reinsurance” would have been 22.4 percent and 90.8 percent, respectively, and for “total insurance operations” would have been 32.4 percent and 99.1 percent, respectively.  The 2011 expense ratio and combined trade ratio for “reinsurance” and “total insurance operations” reflect $921,000 of additional premiums written (net of $102,000 ceded to Employers Mutual under the excess of loss agreement) and $399,000 of commission expense that were recorded in connection with the change in Employers Mutual’s participation in the MRB pool.  Excluding these adjustments, the expense ratio and combined trade ratio for “reinsurance” would have been 21.3 percent and 117.9 percent, respectively, and for “total insurance operations” would have been 32.7 percent and 115.5 percent, respectively.

(2)       As reported by A.M. Best Company.  The ratio for 2012 is an estimate; the actual combined trade ratio is not currently available.

Claims Management

The pool participants believe that effective claims management is critical to their success.  To this end, the pool participants have adopted a customer-focused claims management process that is cost efficient, and delivers a high level of claims service that produces superior results.  The claims management process is focused on handling claims from their inception, accelerating communication to insureds and claimants and compressing the cycle time of claims to control both loss costs and claims-handling costs.  The pool participants believe their process provides quality service and results in the appropriate handling of claims, allowing them to cost-effectively pay valid claims and contest fraudulent claims.

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

The pool participants manage litigated claims arising from value disputes and questionable liability, and will defend appropriate denials of coverage.  The pool participants retain outside defense counsel to defend such matters; however, internal claims professionals manage the litigation process.  The pool participants have implemented an internally developed litigation management system that allows the claims staff to evaluate the quality and cost effectiveness of outside legal services.  Cases are constantly reviewed to adjust the litigation plan as necessary, and all cases going to trial are carefully reviewed to assess the value of a trial verses a settlement.

Loss and Settlement Expense Reserves

Liabilities for losses and settlement expenses are best current estimates at a given point in time of what an insurer expects to pay to claimants and the cost of claims settlement, based on facts and circumstances known.  It can be expected that as the claims settlement process progresses the insurer’s ultimate liability for losses and settlement expenses may either exceed or be less than such estimates.  The Company’s estimates of the liabilities for losses and settlement expenses are based on estimates of future trends and claims severity, judicial theories of liability, historic loss emergence and other factors.  Because of the inherent uncertainties involved in the establishment of reserves for less mature accident years, management’s reserving methodology for the current and more recent accident years utilizes prudently conservative assumptions.  During the loss adjustment period, which may cover many years in some cases, the inherent uncertainty associated with these accident years declines as the Company learns additional facts regarding individual claims and potential future claims, and consequently it often becomes necessary to refine and adjust its estimates of liability.  The Company reflects any adjustments to its liabilities for losses and settlement expenses in its operating results in the period in which the changes in estimates are made.

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

The amount of reserves for unreported claims, known as “Incurred But Not Reported (IBNR) loss reserves”, is determined on the basis of statistical information for each line of insurance with respect to expected loss emergence arising from occurrences that have not yet been reported.  Established reserves (for both reported and unreported claims) are closely monitored and are frequently examined using a variety of formulas and statistical techniques for analyzing loss development, as well as other economic and social factors.

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

Despite the inherent uncertainties of estimating loss and settlement expense reserves, management believes that the Company’s reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that the reserve for losses and settlement expenses at December 31, 2012 represents management’s best estimate of the Company’s overall liability.

Reserving Methodology

Management does not use accident year loss picks to establish the Company’s carried reserves.  Case loss and IBNR loss reserves, as well as settlement expense reserves, are established independently of each other and added together to get the Company’s total loss and settlement expense reserve.  The Company’s reserving methodology also includes bulk case loss reserves, which supplement the aggregate case loss reserves and are used by management to establish its best estimate of the Company’s liability for reported claims.  By establishing bulk (i.e. IBNR loss and settlement expense) reserves independently of the case loss reserves, management believes that it is able to appropriately estimate the Company’s total loss and settlement expense exposures.

Case loss reserves are the individual reserves established based on the specific facts for each reported claim.  Individual case loss reserves are based on the probable, or most likely, outcome for each claim, with probable outcome defined as what is most likely to be awarded if the case were to be decided by a civil court in the applicable venue or, in the case of a workers’ compensation case, by that state’s Workers’ Compensation Commission.  Bulk case loss reserves are actuarially derived and are allocated to the various accident years on the basis of an annual study of indicated reserve adequacy by accident year maturity.

IBNR loss reserves are established by applying actuarially derived “IBNR factors” to the previous twelve months earned premiums.  The IBNR factors are determined for each line of business on an annual basis through an actuarial study of historic IBNR emergence relative to on-level premium.  The IBNR factors are adjusted on a quarterly basis for rate level changes, and may be further adjusted if the actuarial department recommends that a change in the overall reserve level is warranted.  The formula IBNR loss reserve established through this process is for all accident years combined, and is allocated to the various accident years by applying an allocation factor to the total formula IBNR amount.  The accident year allocation factors are determined by line of business and are based on an annual study of indicated reserve adequacy by accident year maturity, as well as historic IBNR emergence.    It is important to note that development on prior years’ reserves resulting solely from changes in the allocation of bulk reserves between the current and prior accident years does not have an impact on earnings.  This is due to the fact that such development is simply a mathematical by-product of the mechanical process used to reallocate bulk reserves to the various accident years for financial reporting purposes.  Earnings are only impacted by changes in the total amount of carried reserves.

Other categories of the IBNR loss reserve, which are used to cover exposures associated with asbestos and environmental claims, storms and catastrophic events, are established independently.  IBNR loss reserves associated with catastrophic events are event-specific.  When a catastrophic event occurs, the location of the catastrophic event is overlaid over a map of the Company’s exposures.  Using this information and other factors (such as wind speed and the size of any hail), the affected branch office(s) are contacted and requested to develop a loss estimate based on projections of loss frequency and severity in their location.  To develop this loss estimate, large accounts located in the affected areas are contacted.  Based on this information and discussions with local agents, both the number and severity of estimated losses are projected by location.  Management then compiles and analyzes this information and calculates a total catastrophe loss estimate.  The total catastrophe loss estimate is generally established within two weeks of a catastrophic event and is adjusted, if necessary, as the actual claims are inspected.  At each reporting date, the total amount of reported losses associated with each catastrophic event is compared to the most recent total loss estimate for that event, and the difference is recorded as the catastrophe IBNR loss reserve.

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

A separate evaluation of the prior quarter’s case and bulk case loss reserves is also performed each quarter. The evaluation methodology utilized is similar to the review performed on total carried reserves, except that the accident year triangles include development on reported claims only.

The determination of management’s best estimate of the Company’s overall liability at each quarterly reporting date begins with the actuarial department performing a comparison of the prior quarter’s total carried reserves to the actuarial range of reasonable reserves and actuarial central estimate (as described in the preceding paragraph) for such prior quarter.  Generally, if the prior quarter’s carried reserves are within a few percentage points of, but not below, the actuarial central estimate, and if the separate review of the case and bulk case loss reserves indicates that those reserves are within a few percentage points of the actuarial central estimate for the case reserves, the actuarial department will report that it is comfortable with the current quarter’s carried reserves, and the current quarter’s total carried reserves are deemed to be management’s best estimate of the Company’s overall liability.  If the prior quarter’s total carried reserves fall outside of that quarter’s actuarial range of reasonable reserves, or if the review of the previous quarter’s total carried reserve and/or case and bulk case loss reserves indicates that those reserves are not within a few percentage points of their respective actuarial central estimate, the actuarial department will recommend that an adjustment be made to the current quarter’s total carried reserves.  Management reviews all recommendations submitted by the actuarial department and considers such recommendations in the determination of its best estimate of overall liability.

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

	Year ended December 31,
	2012	2011	2010
	($ in thousands)
Gross reserves at beginning of year	$593,300	$556,141	$556,152
Re-valuation due to foreign currency exchange rates	-	392	(166)
Ceded reserves at beginning of year	(36,842)	(29,062)	(28,171)
Net reserves at beginning of year	556,458	527,471	527,815

Incurred losses and settlement expenses related to:
Current year	329,121	376,073	305,390
Prior years	(25,733)	(33,099)	(50,749)
Total incurred losses and settlement expenses	303,388	342,974	254,641

Paid losses and settlement expenses related to:
Current year	145,103	167,794	122,330
Prior years	163,034	146,193	132,655
Total paid losses and settlement expenses	308,137	313,987	254,985

Net reserves at end of year	551,709	556,458	527,471
Ceded reserves at end of year	31,390	36,842	29,062
Re-valuation due to foreign currency exchange rates	(2)	-	(392)
Gross reserves at end of year	$583,097	$593,300	$556,141

The following table presents the reported amounts of favorable development experienced on prior years’ reserves and the portion of the reported development amounts that resulted solely from changes in the allocation of bulk reserves between the current and prior accident years (no impact on earnings).  The result is an approximation of the implied favorable development that had an impact on earnings.

	Year ended December 31,
	2012	2011	2010
	($ in thousands)

Reported favorable development experienced on prior years' reserves	$(25,733)	$(33,099)	$(50,749)
Adjustment for (adverse) favorable development that had no impact on earnings	(4,551)	1,396	(6,036)
Approximation of the implied favorable development that had an impact on earnings	$(30,284)	$(31,703)	$(56,785)

Following is a detailed analysis of the development the Company has experienced on its prior accident years’ reserves during the past three years.  Care should be exercised when attempting to analyze the financial impact of the reported development amounts because, as previously noted,  development on prior years’ reserves resulting solely from changes in the allocation of bulk reserves between the current and prior accident years does not have an impact on earnings and, the overall expectation is that, more often than not, favorable development will occur as the prior accident years’ reserves run off.

Year ended December 31, 2012

Property and casualty insurance segment

For the property and casualty insurance segment, the December 31, 2012 estimate of loss and settlement expense reserves for accident years 2011 and prior decreased $13,057,000 from the estimate at December 31, 2011.  This decrease represented 3.1 percent of the December 31, 2011 carried reserves.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2012; however, the accident year allocation factors applied to IBNR loss, bulk case loss and a portion of defense and cost containment expense reserves were revised at December 31, 2012 as part of the annual review.  This change resulted in the movement of $4,551,000 of reserves from the current accident year to prior accident years, and hence, was reported as adverse development on prior years' reserves.

Reserves on previously reported claims developed favorably in 2012 by approximately $17,633,000.  This includes $942,000 of adverse development attributable to revised accident year allocation factors for bulk case loss reserves.  Favorable development on case and bulk case loss reserves occurred in all major lines of business except bonds.  For all lines combined, the latest five prior accident years were responsible for over 88 percent of the total favorable development.  In aggregate, the favorable development on previously reported claims was attributable to decreased severity on claims that closed during 2012.  The following table displays the development experienced on previously reported claims, as well as the development amounts generated by the change in accident year allocation factors, by line of business:

		Development	Total
		associated with	development
	Development	the change in	on
	experienced on	accident year	previously
	previously	allocation	reported
Line of business	reported claims	factors	claims
($ in thousands)
Personal auto liability	$(24)	$-	$(24)
Commercial auto liability	(2,722)	(1,207)	(3,929)
Auto physical damage	(1,131)	-	(1,131)
Workers' compensation	(3,965)	-	(3,965)
Other liability	(2,528)	721	(1,807)
Commercial property	(6,282)	1,132	(5,150)
Homeowners	(2,170)	296	(1,874)
Bonds	247	-	247

Total	$(18,575)	$942	$(17,633)

Overall, IBNR loss reserves developed adversely by $8,535,000.  This adverse development was primarily attributed to increased exposures ($3,632,000), changes in the IBNR accident year allocation factors ($2,599,000), higher than expected emergence ($2,534,000) and a minor amount from actions taken as a result of scheduled reserve reviews  ($193,000).  A minimal offset to the adverse development was favorable development stemming from the impact of changes in the line of business distribution ($423,000).  The other liability line of business was responsible for approximately half of the adverse development and stemmed fairly equally from two sources:  (1) an increase in IBNR generated from an increase in overall exposures, and (2) an increase in IBNR loss reserves allocated to prior accident years.  Actual IBNR emergence for the other liability line of business was better than expected.  Emergence for several lines of business was adverse; however, this is not totally unexpected as the Company is carrying a slightly lower level of IBNR, especially on property lines, due to the consistent strength of reserves carried on reported claims.  The following table displays the development experienced on IBNR loss reserves from each of these factors, by line of business:

	Development on IBNR loss reserves resulting from:
		Actions
	Loss	taken as a		Change in
	emergence	result of		accident	Change in
	different	scheduled	Change in	year	line-of-
	than	reserve	underlying	allocation	business
Line of business	expected	reviews	exposures	factors	distribution	Total
($ in thousands)
Personal auto liability	$(471)	$(95)	$(18)	$-	$143	$(441)
Commercial auto liability	(2,932)	(916)	415	581	1,025	(1,827)
Auto physical damage	31	(18)	5	18	(90)	(54)
Workers' compensation	1,808	1,540	298	-	(1,470)	2,176
Other liability	(1,003)	52	2,884	2,006	264	4,203
Commercial property	2,351	(204)	50	(28)	61	2,230
Homeowners	281	(166)	(9)	(6)	152	252
Bonds	2,469	-	7	28	(508)	1,996

Total	$2,534	$193	$3,632	$2,599	$(423)	$8,535

Total settlement expense reserves developed favorably in 2012 by $3,599,000.  Approximately 20 percent of the favorable development is attributed to defense and cost containment expenses.  The reserves associated with these expenses were established in bulk and were allocated to the various accident years in proportion to the accident year distribution of the underlying loss reserves.  During 2012, the underlying loss reserves experienced favorable development, which generated favorable development in the settlement expense reserves.  However, the portion of this reserve associated with asbestos claims experienced adverse development of $1,200,000 due to strengthening required to increase the indicated survival ratio (ratio of loss and settlement expense reserves to the three-year average of loss and settlement expense payments), which had declined in recent years due to increased litigation costs, to a more prudent level.  The changes in the IBNR and bulk case loss reserve accident year allocation factors generated $1,010,000 of adverse development in the defense and cost containment expense reserves, offsetting a portion of the favorable development.  The remaining 80 percent of favorable development was attributed to adjusting and other expenses (i.e., internal claims department, independent adjuster and miscellaneous settlement expenses).  Differences in the allocation factors used to distribute the reserves for these expenses at year-end 2012 compared to year-end 2011 generated $194,000 of favorable development.  The majority of the remaining favorable development resulted from settlement expense payments that were lower than anticipated in the payment patterns used in the December 31, 2011 accident year allocations.

Prior accident years’ reserves for non-voluntary assumed business developed adversely by $10,000, attributed primarily to assigned risk pools.

The above results reflect prior accident year reserve development on a direct and assumed basis.  During 2012, ceded losses and settlement expenses for prior accident years increased $51,000.  This increase in reinsurance recoveries is reported as favorable development.

Reinsurance segment

For the reinsurance segment, the December 31, 2012 estimate of loss and settlement expense reserves for accident years 2011 and prior decreased $ 12,676,000 from the estimate at December 31, 2011.  This decrease represented 7.3 percent of the December 31, 2011 carried reserves.  The HORAD portion of the book experienced favorable development of approximately $12,653,000, while MRB had favorable development of approximately $23,000.  MRB accident years 2011 and 2004 experienced significant adverse development of $688,000 and $114,000, respectively.  Offsetting favorable development occurred for accident years 2010 ($573,000) and 2008 ($139,000).  The development on other MRB accident years was mostly favorable.  For the HORAD segment, accident year 2011 accounted for the vast majority of the favorable development ($11,877,000).  Much of the development is attributed to reported losses that were below December 2011 implicit projections for policy year 2011 in the property per risk, multiline excess, catastrophe excess, property pro rata and multiline pro rata treaty types.

No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expenses reserves during 2012.

Year ended December 31, 2011

Property and casualty insurance segment

For the property and casualty insurance segment, the December 31, 2011 estimate of loss and settlement expense reserves for accident years 2010 and prior decreased $20,163,000 from the estimate at December 31, 2010.  This decrease represented 5.0 percent of the December 31, 2010 carried reserves.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2011; however, the accident year allocation factors applied to IBNR loss, bulk case loss and a portion of defense and cost containment expense reserves were revised at December 31, 2011 as part of the annual review.  This change resulted in the movement of $1,396,000 of reserves from prior accident years to the current accident year, and hence, was reported as favorable development on prior years' reserves.

Reserves on previously reported claims developed favorably in 2011 by approximately $15,478,000.  Of that amount, $154,000 was attributable to the revised accident year allocation factors for bulk case loss reserves.  Favorable development on case and bulk case loss reserves occurred in all major lines of business.  For all lines combined, the latest five prior accident years were responsible for over 83 percent of the total favorable development.  In aggregate, the favorable development on previously reported claims was attributable to decreased severity on claims that closed during 2011.  The following table displays the development experienced on previously reported claims, as well as the development amounts generated by the change in accident year allocation factors, by line of business:

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

Overall, IBNR loss reserves developed adversely by $376,000.  This adverse development was primarily attributed to increased exposures ($1,257,000), higher than expected emergence ($610,000) and a minor amount from the change in IBNR distribution by line of business ($121,000).  Partially offsetting the adverse development was favorable development stemming from reductions in the carried formula IBNR loss reserves based on actions taken as a result of scheduled reserve reviews ($608,000) and changes in IBNR accident year allocation factors described above ($1,004,000).  For all lines combined, the majority of adverse development was attributable to accident year 2010 workers’ compensation losses.  The following table displays the development experienced on IBNR loss reserves from each of these factors, by line of business:

	Development on IBNR loss reserves resulting from:
		Actions
	Loss	taken as a		Change in
	emergence	result of		accident	Change in
	different	scheduled	Change in	year	line-of-
	than	reserve	underlying	allocation	business
Line of business	expected	reviews	exposures	factors	distribution	Total
($ in thousands)
Personal auto liability	$277	$180	$24	$53	$(42)	$492
Commercial auto liability	(2,419)	(413)	113	-	32	(2,687)
Auto physical damage	424	35	4	(12)	(9)	442
Workers' compensation	2,474	683	420	(813)	(31)	2,733
Other liability	(4,572)	(1,544)	662	-	176	(5,278)
Commercial property	2,023	326	35	(84)	(59)	2,241
Homeowners	799	108	9	(29)	33	920
Bonds	1,604	17	(10)	(119)	21	1,513

Total	$610	$(608)	$1,257	$(1,004)	$121	$376

Total settlement expense reserves developed favorably in 2011 by $7,842,000.  Approximately 60 percent of the favorable development was attributed to defense and cost containment expenses.  The reserves associated with these expenses were established in bulk and were allocated to the various accident years in proportion to the accident year distribution of the underlying loss reserves.  During 2011, the underlying loss reserves experienced favorable development, which generated favorable development in the settlement expense reserves.  However, the portion of this reserve associated with asbestos claims experienced adverse development of $471,000 due to strengthening required to increase the indicated survival ratio, which had declined in recent years due to increased litigation costs, to a more prudent level.  Also, the changes in the IBNR and bulk case loss reserve accident year allocation factors generated $238,000 of favorable development in the defense and cost containment expense reserves.  The remaining 40 percent of favorable development was attributed to adjusting and other expenses (i.e., internal claims department, independent adjuster and miscellaneous settlement expenses).  Differences in the allocation factors used to distribute the reserves for these expenses at year-end 2011 compared to year-end 2010 generated $498,000 of favorable development.  The majority of the remaining favorable development resulted from settlement expense payments that were lower than anticipated in the payment patterns used in the December 31, 2010 accident year allocations.  This favorable development occurred primarily in the other liability line of business.

Prior accident years’ reserves for non-voluntary assumed business developed adversely by $244,000, attributed primarily to assigned risk pools.

The above results reflect prior accident year reserve development on a direct and assumed basis.  During 2011, ceded losses and settlement expenses for prior accident years decreased $1,769,000.  This decrease in reinsurance recoveries was reported as adverse development.

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

Year ended December 31, 2010

Property and casualty insurance segment

For the property and casualty insurance segment, the December 31, 2010 estimate of loss and settlement expense reserves for accident years 2009 and prior decreased $28,726,000 from the estimate at December 31, 2009.  This decrease represented approximately 7.0 percent of the December 31, 2009 carried reserves.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2010; however, three changes were made to the procedures used to establish and allocate certain reserves to the various accident years.  First, the bulk case loss reserve methodology was enhanced with the introduction of an "incurred" accident year chain ladder method to supplement the "paid" chain ladder review.  This change in procedure had no impact on the reported development amounts.  Second, the procedure for allocating the formula IBNR loss reserve to the various accident years was revised to incorporate an analysis of reserve adequacy by accident year maturity, as well as historic IBNR emergence.  This change resulted in the movement of $5,494,000 of IBNR loss reserves from the current accident year to prior accident years, and hence, was reported as adverse development on prior years’ reserves.  Finally, the accident year allocation factors for the bulk case loss reserves were developed using the same methodology as the IBNR accident year allocation factors.  This change resulted in the movement of $688,000 in bulk case loss reserves from prior accident years to the current accident year, and therefore was reported as favorable development on prior years’ reserves.  The new IBNR and bulk case loss reserve accident year allocation factors were implemented effective December 31, 2010, and will be reviewed annually.

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

	Development on IBNR loss reserves resulting from:
		Actions
	Loss	taken as a		Change in
	emergence	result of		accident	Change in
	different	scheduled	Change in	year	line-of-
	than	reserve	underlying	allocation	business
Line of business	expected	reviews	exposures	factors	distribution	Total
($ in thousands)
Personal auto liability	$(240)	$(278)	$12	$-	$-	$(506)
Commercial auto liability	(3,328)	5	57	913	(40)	(2,393)
Auto physical damage	(292)	(17)	4	48	334	77
Workers' compensation	(1,169)	(6)	(123)	3,480	(123)	2,059
Other liability	(3,293)	(486)	(1,403)	784	(206)	(4,604)
Commercial property	(833)	(202)	88	376	(189)	(760)
Homeowners	(1,165)	(29)	(5)	263	(132)	(1,068)
Bonds	2,074	(222)	(36)	(370)	1,135	2,581

Total	$(8,246)	$(1,235)	$(1,406)	$5,494	$779	$(4,614)

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

The above results reflect prior accident year reserve development on a direct and assumed basis.  During 2010, ceded losses and settlement expenses for prior accident years decreased $244,000.  This decrease in reinsurance recoveries was reported as adverse development.

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

The table has been restated to reflect the increase in the property and casualty insurance subsidiaries’ aggregate participation in the pooling agreement to 30.0 percent effective January 1, 2005.  The differences between the loss and settlement expense reserves reported on a generally accepted accounting principles basis (“GAAP” basis) compared to the statutory basis are primarily from a reclassification of certain pension and postretirement benefits expense reserves.  For statutory reporting, a portion of the liability for pension and postretirement benefits expense is allocated and included in the loss and settlement expense reserves.  For GAAP reporting, this allocation is removed and the entire liability for pension and postretirement benefits expense is reported on a seperate line in the balance sheet, and the related expense amounts are included in other underwriting expense in the income statement.  These differences, along with other smaller adjustments, are referred to in the following table as “GAAP Adjustments.”

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

	Year ended December 31,
($ in thousands)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012

Statutory reserves for losses and settlement expenses	321,945	354,200	405,683	502,927	514,576	521,159	541,254	529,527	529,672	558,707	555,089

Retroactive restatement of reserves in conjunction with the increase in the property and casualty insurance subsidiaries' aggregate participation in the pooling agreement	61,010	65,696	78,818	-	-	-	-	-	-	-	-

Statutory reserves after retroactive restatement	382,955	419,896	484,501	502,927	514,576	521,159	541,254	529,527	529,672	558,707	555,089

GAAP Adjustments	(1,381)	(1,378)	(1,364)	(1,526)	(1,827)	(2,032)	(1,459)	(1,712)	(2,201)	(2,249)	(3,380)

Reserves for losses and settlement expenses	381,574	418,518	483,137	501,401	512,749	519,127	539,795	527,815	527,471	556,458	551,709

Paid (cumulative) as of:
One year later	131,395	137,875	139,665	125,043	137,265	140,127	149,229	132,655	146,193	163,034	-
Two years later	213,756	221,724	210,516	202,851	217,804	221,285	221,157	210,418	228,455	-	-
Three years later	270,782	272,448	265,049	257,114	268,933	266,267	271,762	262,742	-	-	-
Four years later	301,714	302,862	298,997	290,940	297,075	297,348	305,261	-	-	-	-
Five years later	321,647	324,775	320,136	309,532	316,320	320,676	-	-	-	-	-
Six years later	338,375	339,633	333,478	323,175	334,151	-	-	-	-	-	-
Seven years later	350,140	349,338	344,311	337,044	-	-	-	-	-	-	-
Eight years later	357,911	357,310	356,220	-	-	-	-	-	-	-	-
Nine years later	364,628	366,993	-	-	-	-	-	-	-	-	-
Ten years later	373,061	-	-	-	-	-	-	-	-	-	-

Reserves re-estimated as of:
End of year	381,574	418,518	483,137	501,401	512,749	519,127	539,795	527,815	527,471	556,458	551,709
One year later	391,544	445,221	467,729	459,485	474,011	483,819	491,173	477,066	494,372	530,725	-
Two years later	418,518	445,378	448,803	446,279	460,931	464,515	469,576	461,732	487,289	-	-
Three years later	422,873	437,123	444,910	437,589	449,500	447,685	459,076	457,524	-	-	-
Four years later	421,657	437,559	436,690	429,680	437,096	445,162	461,072	-	-	-	-
Five years later	428,458	432,891	431,878	423,365	436,838	445,272	-	-	-	-	-
Six years later	426,893	430,665	428,737	421,851	438,029	-	-	-	-	-	-
Seven years later	428,004	427,508	427,354	424,004	-	-	-	-	-	-	-
Eight years later	424,632	426,359	430,547	-	-	-	-	-	-	-	-
Nine years later	423,743	429,460	-	-	-	-	-	-	-	-	-
Ten years later	427,271	-	-	-	-	-	-	-	-	-	-

Cumulative redundancy (deficiency)	(45,697)	(10,942)	52,590	77,397	74,720	73,855	78,723	70,291	40,182	25,733	-

Gross loss and settlement expense reserves - end of year (A)	394,810	444,901	515,509	544,051	548,358	551,005	572,804	555,986	556,533	593,300	583,099
Reinsurance receivables	13,236	26,383	32,372	42,650	35,609	31,878	33,009	28,171	29,062	36,842	31,390
Net loss and settlement expense reserves - end of year	381,574	418,518	483,137	501,401	512,749	519,127	539,795	527,815	527,471	556,458	551,709

Gross re-estimated reserves - latest (B)	452,156	462,065	462,413	461,420	468,267	477,808	494,156	485,103	512,260	570,651	583,099
Re-estimated reinsurance receivables - latest	24,885	32,605	31,866	37,416	30,238	32,536	33,084	27,579	24,971	39,926	31,390
Net re-estimated reserves -latest	427,271	429,460	430,547	424,004	438,029	445,272	461,072	457,524	487,289	530,725	551,709

Gross cumulative redundancy (deficiency) (A-B)	(57,346)	(17,164)	53,096	82,631	80,091	73,197	78,648	70,883	44,273	22,649	-

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

The following table presents asbestos and environmental-related losses and settlement expenses incurred and reserves outstanding, net of reinsurance, for the Company:

	Year ended December 31,
	2012	2011	2010
	($ in thousands)
Losses and settlement expenses incurred:
Asbestos:
Property and casualty insurance	$4,095	$958	$2,809
Reinsurance	-	-	-
	4,095	958	2,809
Environmental:
Property and casualty insurance	(119)	99	(260)
Reinsurance	-	-	-
	(119)	99	(260)
Total losses and settlement expenses incurred	$3,976	$1,057	$2,549

	Year ended December 31,
	2012	2011	2010
Loss and settlement expense reserves:	($ in thousands)
Asbestos:
Property and casualty insurance	$7,261	$5,175	$5,278
Reinsurance	452	485	538
	7,713	5,660	5,816
Environmental:
Property and casualty insurance	338	545	547
Reinsurance	727	728	720
	1,065	1,273	1,267
Total loss and settlement expense reserves	$8,778	$6,933	$7,083

The property and casualty insurance subsidiaries have exposure to environmental and asbestos claims arising primarily from the other liability line of business.  These exposures are closely monitored by management, and IBNR loss reserves have been established to cover estimated ultimate losses.  The asbestos reserves were strengthened in each of the last five years based on examinations of the implied three-year survival ratio, which has deteriorated due to an increase in both paid losses and paid settlement expenses.  Settlement expense payments have increased significantly since 2008 and have been the primary driver behind the implemented reserve increases.  The primary cause of this increase in paid settlement expenses is the retention of a national coordinating counsel in 2008 for a policyholder having exposure in numerous jurisdictions.  The national coordinating counsel has provided, and continues to provide, significant services in the areas of document review, discovery, deposition and trial preparation.

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

Based upon current facts, management believes the reserves carried for asbestos and environmental-related claims at December 31, 2012 are adequate.  Although future changes in the legal and political environment may result in adjustment to these reserves, management believes any adjustment will not have a material impact on the financial condition or results of operations of the Company.

Reinsurance Ceded

Property and Casualty Insurance

The pool participants cede insurance in the ordinary course of business for the primary purpose of limiting their maximum loss exposure.  The pool participants also purchase catastrophe reinsurance to cover multiple losses arising from a single event.

All major reinsurance treaties, with the exception of the pooling agreement, the personal and commercial boiler treaties, the employment practices liability contract, the data compromise contract and the identity recovery contract, are on an “excess of loss” basis whereby the reinsurer agrees to reimburse the pool participants for covered losses in excess of a predetermined amount, up to a stated limit.  The boiler treaties, data compromise contract, identity recovery contract and the employment practices liability contract provide for 100 percent reinsurance of the pool’s applicable direct exposures.  Facultative reinsurance from approved domestic markets, which provides reinsurance on an individual risk basis and requires specific agreement of the reinsurer as to the limits of coverage provided, is purchased when coverage by an insured is required in excess of treaty capacity or where a high-risk type policy could expose the treaty reinsurance programs.

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

A summary of the reinsurance treaties benefiting the pool participants during 2012 is presented below.  Retention amounts reflect the accumulated retentions and co-participation of all layers within a treaty.

Type of reinsurance treaty	Retention		Limits
Property per risk	$4,000,000	100	percent of $61,000,000
Property catastrophe	$20,550,000	94	percent of $170,000,000
Casualty	$3,800,000	95	percent of $38,000,000
Workers' compensation excess	$-		$20,000,000 excess of $40,000,000
Umbrella	$2,000,000	100	percent of $8,000,000
Fidelity	$1,200,000	95	percent of $4,000,000
Surety	$2,700,000	91	percent of $19,000,000
Boiler - commercial lines	$-	100	percent of $100,000,000
Boiler - personal lines	$-	100	percent of $50,000
Employment practices liability	$-	100	percent of $1,000,000
Data compromise	$-	100	percent of $250,000
Identity recovery	$-	100	percent of $25,000

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

The major reinsurers in the pool participants’ reinsurance programs during 2012 are presented below.  The percentages represent the reinsurers’ share of the total reinsurance protection under all coverages.  Each type of coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within these coverages.  All programs (except the boiler, data compromise, identity recovery and employment practice liability programs) are handled by reinsurance brokers.  The reinsurance of those programs is syndicated to 44 domestic and foreign reinsurers.

In formulating reinsurance programs, Employers Mutual is selective in its choice of reinsurers.  Employers Mutual selects reinsurers on the basis of financial stability and long-term relationships, as well as the price of the coverage.  Reinsurers are generally required to have an A.M. Best rating of “A” (Excellent) or higher and a minimum policyholders’ surplus of $250,000,000.

	Percent
	of total	2012
Property per risk, property catastrophe	reinsurance	A.M. Best
and casualty coverages	protection	rating
Underwriters at Lloyd's of London	25.3%	A
Mutual Reinsurance Bureau	17.2%	(1)
Hannover Ruckversicherung AG	10.4%	A	+
Swiss Reinsurance America Corporation	5.3%	A	+
Platinum Underwriters Reinsurance, Inc.	4.5%	A
R + V Versicherung AG	3.5%	(2)
QBE Reinsurance Corporation	3.4%	A
Amlin AG	3.1%	A

Workers' compenstion excess coverage
Underwriters at Lloyd's of London	38.9%	A
Tokio Millennium Re Ltd.	25.0%	A	++
Allied World Assurance Company Ltd.	20.0%	A
Munich Reinsurance America Inc.	10.0%	A	+
Amlin AG	6.1%	A

Umbrella coverage
Transatlantic Reinsurance Company	20.0%	A
Swiss Reinsurance America Corporation	20.0%	A
Hannover Ruckversicherung AG	20.0%	A	+
TOA Reinsurance Company of America	17.5%	A	+
QBE Reinsurance Corporation	12.5%	A
Axis Reinsurance Company	10.0%	A

Fidelity and surety coverages
Transatlantic Reinsurance Company	40.0%	A
Hannover Ruckversicherung AG	22.2%	A	+
Partner Reinsurance Company of the US	16.5%	A	+
Odyssey America Reinsurance Corp.	12.3%	A
Axis Reinsurance Company	9.0%	A

Boiler - commercial lines coverage
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A	++

Boiler - personal lines coverage
Factory Mutual Insurance Company	100.0%	A	+

Employment practices liability coverage
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A	++

Data compromise and identity recovery
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A	++

(1)
MRB is composed of Employers Mutual and three other unaffiliated mutual insurance companies.  MRB is backed by the financial strength of the four member companies.  Two of the other member companies have an “A” (Excellent) rating and the third has a “B++” (Good) rating by A.M. Best.

(2)	R + V Versicherung AG is not rated by A.M. Best, but maintains an AA- rating from Standard & Poor’s.

On December 26, 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIA Reauthorization Act”) was signed into law, effective through December 31, 2014.  The TRIA Reauthorization Act continued the Federal backstop on losses from certified terrorism events from foreign sources, and expanded coverage to include domestic terrorism.  The TRIA Reauthorization Act covers most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, but with exclusions for commercial automobile insurance, burglary and theft insurance, surety insurance, professional liability insurance, and farm owners multiple peril insurance.  Each insurer has a deductible amount, which is calculated as a percentage of the prior year’s direct commercial lines premiums earned for the applicable lines of business, and a 15 percent retention above the deductible.  The percentage used in the deductible calculation is 20 percent.  The TRIA Reauthorization Act caps losses at $100 billion annually; no insurer that has met its deductible will be liable for payment of any portion above that amount.  For the Company, the TRIA Reauthorization Act deductible is approximately $42,900,000.

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

Reinsurance

The reinsurance subsidiary does not purchase outside reinsurance protection due to the excess of loss agreement with Employers Mutual.  During 2012, the reinsurance subsidiary paid premiums to Employers Mutual for this coverage calculated at 10.0 percent of total assumed reinsurance premiums written, which amounted to $11,916,000.

The reinsurance subsidiary does, however, assume and cede some selected reinsurance business through the quota share agreement in connection with “fronting” activities initiated by Employers Mutual whereby an agreed upon percentage of the selected assumed business is ceded to other reinsurer(s) on a pro rata basis.  Ceded earned premiums associated with this fronting activity amounted to $5,879,000 during 2012.  The ceding of this reinsurance business through these fronting activities does not discharge the reinsurance subsidiary from its assumed liability to the original cedants, and the ability to collect reinsurance is subject to the solvency of the reinsurers.

The Company’s portion of premiums written ceded (excluding premiums ceded to voluntary and mandatory pools) by the property and casualty insurance segment and the reinsurance segment for the year ended December 31, 2012 is presented below.  Reinsurance coverage for the property and casualty insurance segment is often purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within the coverages.  Since each layer of coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer’s overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives.  The premium amounts ceded by the reinsurance subsidiary reflect fronting transactions handled through the quota share agreement.

	Premiums written ceded
	Property
	and casualty
	insurance	Reinsurance
Reinsurer	segment	segment	Total
($ in thousands)
Hartford Steam Boiler Inspection and Insurance Company	$7,225	$-	$7,225
Underwriters at Lloyd's of London	2,540	-	2,540
Hannover Ruckversicherung AG	2,318	-	2,318
Country Mutual Insurance Company	-	1,763	1,763
Swiss Reinsurance America Corporation	1,221	-	1,221
Transatlantic Reinsurance Company	1,068	-	1,068
Mutual Reinsurance Bureau	598	419	1,017
TOA Reinsurance Company of America	849	-	849
QBE Reinsurance Company	659	-	659
Axis Reinsurance Company	616	-	616
Other Reinsurers	5,071	156	5,227
Total	$22,165	$2,338	$24,503

The property and casualty insurance segment also cedes reinsurance on a mandatory basis to state and national organizations in connection with various workers’ compensation and assigned risk programs. The Company’s portion of premiums written ceded to these organizations for the year ended December 31, 2012 is presented below.

Property
and casualty
insurance
Reinsurer	segment
($ in thousands)
Wisconsin Compensation Rating Bureau	$126
Michigan Catastrophic Claims Association	(247)
Other Reinsurers	162
Total	$41

The following table presents amounts due to the Company from reinsurers for losses and settlement expenses, contingent commissions, and prepaid reinsurance premiums as of December 31, 2012.  This presentation differs from the presentation utilized in the consolidated financial statements, where all amounts flowing through the pooling, quota share and excess of loss agreements with Employers Mutual are reported as “affiliated” balances.

	Amount recoverable
	Property
	and casualty					2012
	insurance	Reinsurance			Percent	A.M. Best
	segment	segment	Total		of total	rating
($ in thousands)
Michigan Catastrophic Claims Association	$6,604	$-	$6,604		16.7%	(1)
Wisconsin Compensation Rating Bureau	6,214	-	6,214		15.7	(1)
Hartford Steam Boiler Inspection and Insurance Company	3,967	-	3,967		10.1	A ++
Mutual Reinsurance Bureau	489	3,084	3,573		9.1	(2)
Country Mutual Insurance Company	-	2,488	2,488		6.3	A +
General Reinsurance Corporation	1,951	-	1,951		4.9	A ++
Hannover Ruckversicherung AG	1,681	-	1,681		4.3	A +
Workers' Compensation Reinsurance Association of Minnesota	1,474	-	1,474		3.7	(1)
Underwriters at Lloyd's of London	1,142	-	1,142		2.9	A
National Workers' Compensation Reinsurance Pool	1,012	-	1,012		2.6	(1)
Other Reinsurers	8,544	824	9,368		23.7
	$33,078	$6,396	$39,474	(3)	100.0%

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

(2)
MRB is composed of Employers Mutual and three other unaffiliated mutual insurance companies.  MRB is backed by the financial strength of the four member companies.  Two of the other member companies have an “A” (Excellent) rating and the third has a “B++” (Good) rating by A.M. Best.

(3)
The total amount recoverable at December 31, 2012 represents $2,777,000 in paid losses and settlement expenses, $31,389,000 in unpaid losses and settlement expenses, $112,000 in contingent commissions, and $5,196,000 in prepaid reinsurance premiums.

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred for the three years ended December 31, 2012 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications utilized in the consolidated financial statements, where all amounts flowing through the pooling, quota share and excess of loss agreements with Employers Mutual are reported as “affiliated” balances.

	Year ended December 31, 2012
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written	($ in thousands)
Direct	$341,306	$-	$341,306
Assumed from nonaffiliates	2,459	121,500	123,959
Assumed from affiliates	390,982	-	390,982
Ceded to nonaffiliates	(22,206)	(2,338)	(24,544)
Ceded to affiliates	(341,306)	(11,916)	(353,222)
Net premiums written	$371,235	$107,246	$478,481

Premiums earned
Direct	$328,227	$-	$328,227
Assumed from nonaffiliates	2,297	119,502	121,799
Assumed from affiliates	377,690	-	377,690
Ceded to nonaffiliates	(22,848)	(5,879)	(28,727)
Ceded to affiliates	(328,227)	(11,916)	(340,143)
Net premiums earned	$357,139	$101,707	$458,846

Losses and settlement expenses incurred
Direct	$193,122	$-	$193,122
Assumed from nonaffiliates	1,718	83,987	85,705
Assumed from affiliates	237,723	962	238,685
Ceded to nonaffiliates	(5,549)	(5,528)	(11,077)
Ceded to affiliates	(193,121)	(9,926)	(203,047)
Net losses and settlement expenses incurred	$233,893	$69,495	$303,388

	Year ended December 31, 2011
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written	($ in thousands)
Direct	$301,829	$-	$301,829
Assumed from nonaffiliates	1,611	123,275	124,886
Assumed from affiliates	356,622	-	356,622
Ceded to nonaffiliates	(24,939)	(16,060)	(40,999)
Ceded to affiliates	(301,829)	(10,722)	(312,551)
Net premiums written	$333,294	$96,493	$429,787

Premiums earned
Direct	$283,483	$-	$283,483
Assumed from nonaffiliates	1,542	122,065	123,607
Assumed from affiliates	344,669	-	344,669
Ceded to nonaffiliates	(24,562)	(16,590)	(41,152)
Ceded to affiliates	(283,483)	(10,722)	(294,205)
Net premiums earned	$321,649	$94,753	$416,402

Losses and settlement expenses incurred
Direct	$249,430	$-	$249,430
Assumed from nonaffiliates	1,619	122,681	124,300
Assumed from affiliates	264,217	732	264,949
Ceded to nonaffiliates	(14,387)	(16,010)	(30,397)
Ceded to affiliates	(249,430)	(15,878)	(265,308)
Net losses and settlement expenses incurred	$251,449	$91,525	$342,974

	Year ended December 31, 2010
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written	($ in thousands)
Direct	$261,451	$-	$261,451
Assumed from nonaffiliates	1,803	121,556	123,359
Assumed from affiliates	332,195	-	332,195
Ceded to nonaffiliates	(23,204)	(28,201)	(51,405)
Ceded to affiliates	(261,451)	(9,300)	(270,751)
Net premiums written	$310,794	$84,055	$394,849

Premiums earned
Direct	$249,254	$-	$249,254
Assumed from nonaffiliates	1,908	116,758	118,666
Assumed from affiliates	326,744	-	326,744
Ceded to nonaffiliates	(23,005)	(23,983)	(46,988)
Ceded to affiliates	(249,254)	(9,300)	(258,554)
Net premiums earned	$305,647	$83,475	$389,122

Losses and settlement expenses incurred
Direct	$177,643	$-	$177,643
Assumed from nonaffiliates	1,718	56,082	57,800
Assumed from affiliates	210,781	1,166	211,947
Ceded to nonaffiliates	(4,385)	(10,629)	(15,014)
Ceded to affiliates	(177,643)	(92)	(177,735)
Net losses and settlement expenses incurred	$208,114	$46,527	$254,641

Individual lines in the above tables are defined as follows:
•	“Direct” represents business produced by the property and casualty insurance subsidiaries.
•
“Assumed from nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of involuntary business assumed by the pool participants pursuant to state law.  For the reinsurance subsidiary, this line represents the reinsurance business assumed through the quota share agreement (including “fronting” activities initiated by Employers Mutual) and the business assumed outside the quota share agreement.

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

•
“Ceded to affiliates” for the property and casualty insurance subsidiaries represents the cession of their direct business to Employers Mutual under the terms of the pooling agreement.  For the reinsurance subsidiary this line represents amounts ceded to Employers Mutual under the terms of the excess of loss agreement in 2012 and 2011, and for 2010, the amounts ceded to Employers Mutual in connection with the cap on losses that was contained in the quota share agreement.

Investments

The Company’s total invested assets at December 31, 2012 are summarized in the following table:

	December 31, 2012
			Percent of
	Amortized	Fair	Total	Carrying
($ in thousands)	Cost	Value	Fair Value	Value
Fixed maturity securities available-for-sale	$920,844	$999,795	83.7%	$999,795
Equity securities available-for-sale	111,852	140,294	11.8%	140,294
Short-term investments	53,419	53,419	4.5%	53,419
Other long-term investments	863	863	-	863
	$1,086,978	$1,194,371	100.0%	$1,194,371

At December 31, 2012, the portfolio of fixed maturity securities consisted of 0.5 percent U.S. Treasury, 17.3 percent government agency, 13.7 percent asset-backed, 36.4 percent municipal and 32.1 percent corporate securities.  The Company does not purchase non-investment grade securities.  Any non-investment grade securities held are the result of rating downgrades that occurred subsequent to their purchase.  At December 31, 2012, non-investment grade fixed maturity securities held by the Company included one industrial and ten residential mortgage-backed securities.  None of these securities were in an unrealized loss position.  The Company attempts to mitigate interest rate risk by managing the duration of its fixed maturity portfolio.  As of December 31, 2012, the effective duration of the Company’s fixed maturity portfolio was 4.20 years, and the effective duration of its liabilities was 2.90 years.

The Company’s investment strategy is to conservatively manage its investment portfolio by investing primarily in equity securities and readily marketable, investment-grade fixed maturity securities.  The Company does not have exposure to foreign currency risk on its investments.  The board of directors of each of the Company’s insurance company subsidiaries has established investment guidelines and periodically reviews the portfolio for compliance with those guidelines.  The Company has two separate equity portfolios that are diversified across a large range of industry sectors and are managed for fees based on total assets under management (a large value equity portfolio managed by Harris Investments and a high dividend value equity portfolio managed by Schafer Cullen Capital Management).  As of December 31, 2012, the equity portfolios were invested in the following industry sectors:

Percent of
equity
Industry sectors:	portfolio
Energy	14.8%
Healthcare	14.5
Financial services	13.8
Consumer Discretionary	13.0
Information technology	12.9
Consumer Staples	10.3
Industrials	6.5
Other	14.2
100.0%

Employees

EMC Insurance Group Inc. and its subsidiaries have no employees.  The Company’s business activities are conducted by the 2,112 employees of Employers Mutual.  EMC Insurance Group Inc., EMC Reinsurance Company and EMC Underwriters, LLC are charged their proportionate share of salary and employee benefit costs based on time allocations.  Costs not allocated to these companies, and other subsidiaries of Employers Mutual outside the pooling agreement, are charged to the pooling agreement.  The Company’s property and casualty insurance subsidiaries share the costs charged to the pooling agreement in accordance with their pool participation percentages.

Regulation

The Company’s insurance subsidiaries are subject to extensive regulation and supervision by their state of domicile, as well as those states in which they do business.  The purpose of such regulation and supervision is primarily to provide safeguards for policyholders, rather than to protect the interests of stockholders.  The insurance laws of the various states establish regulatory agencies with broad administrative powers, including the power to grant or revoke operating licenses and regulate trade practices, investments, premium rates, deposits of securities, the form and content of financial statements and insurance policies, accounting practices and the maintenance of specified reserves and capital for the protection of policyholders.

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

The Company’s insurance subsidiaries are required to file detailed annual reports with the appropriate regulatory agency in each state in which they do business based on applicable statutory regulations, which differ from U.S. generally accepted accounting principles.  Their business and accounts are subject to examination by such agencies at any time.  Since three of the Company’s four insurance subsidiaries and Employers Mutual are domiciled in Iowa, the State of Iowa exercises principal regulatory supervision, and Iowa law requires periodic examination.

State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer’s surplus as regards policyholders be reasonable and adequate in relation to its liabilities.  Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance.  “Extraordinary” dividends or distributions are subject to prior approval and are defined as dividends or distributions made within a 12 month period which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis.  North Dakota imposes similar restriction on the payment of dividends and distributions.  At December 31, 2012, $38,839,000 was available for distribution to the Company in 2013 without prior approval.  See note 6 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

The National Association of Insurance Commissioners (NAIC) utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty.  This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer.  The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk:  asset risk, credit risk and underwriting risk.  Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy.  At December 31, 2012, the Company’s insurance subsidiaries had total adjusted statutory capital of $354,591,000, which is well in excess of the minimum risk-based capital requirement.

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

EXECUTIVE OFFICERS OF THE COMPANY

The Company’s executive officers, their positions and ages are shown in the table below:

NAME	AGE	POSITION

Jason R. Bogart	51
Vice President of the Company and Vice President of Branch Operations of Employers Mutual since 2010.  He was Resident Vice President-Lansing Branch of Employers Mutual from 2003 until 2010.  He has been employed by Employers Mutual since 1993.

Richard W. Hoffmann	59	Vice President, General Counsel and Secretary of the Company and Vice President and General Counsel of Employers Mutual since 2001. He has been employed by Employers Mutual since 1989.

Kevin J. Hovick	58
Executive Vice President and Chief Operating Officer of the Company and of Employers Mutual since 2011.  Senior Vice President-Business Development of the Company from 2004 until 2011 and Employers Mutual from 2001 until 2011.  He was Vice President-Marketing of Employers Mutual from 1997 to 2001.  He has been employed by Employers Mutual since 1979.

Ronald W. Jean	63
Executive Vice President for Corporate Development of the Company and Employers Mutual since 2000.  He was Senior Vice President-Actuary of the Company and Employers Mutual from 1997 until 2000.  He was Vice President-Actuary of the Company and Employers Mutual from 1985 until 1997.  He has been employed by Employers Mutual since 1979.

Scott R. Jean	41	Vice President-Chief Actuary of the Company and of Employers Mutual since 2009. He has been employed by Employers Mutual since 1993. He is the son of Ronald W. Jean listed above.

Bruce G. Kelley	58
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

Mick A. Lovell	50	Vice President of the Company and Vice President-Business Development of Employers Mutual since 2011. He has been employed by Employers Mutual since 2003.

Elizabeth A. Nigut	43	Vice President of the Company and Vice President-Human Resources of Employers Mutual since 2010. She has been employed by Employers Mutual since 2010.

Mark E. Reese	55
Senior Vice President and Chief Financial Officer of the Company and of Employers Mutual since 2004.  He was Vice President of the Company and Employers Mutual from 1996 until 2004 and has been Chief Financial Officer of the Company and Employers Mutual since 1997.  He has been employed by Employers Mutual since 1984.

Richard K. Schulz	65
Senior Vice President-Claims of the Company and Employers Mutual since 2005.  He was Vice President of Illinois EMCASCO from 1999 until 2005.  He has been employed by Employers Mutual since 1999 and has announced his retirement effective May 2013.

Lisa A. Stange	48	Vice President-Chief Investment Officer and Treasurer of the Company and Employers Mutual since 2010. She has been employed by Employers Mutual since 2009.

ITEM 1A.	RISK FACTORS

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

Employers Mutual currently owns shares of the Company’s common stock entitling it to cast 60.8 percent of the aggregate votes eligible to be cast by the Company’s stockholders at any meeting of stockholders.  These holdings enable Employers Mutual to control the election of the Company’s board of directors.  In addition, one of the six members of the Company’s board of directors is also a member of the board of directors of Employers Mutual.  This director has a fiduciary duty to both the Company’s stockholders and to the policyholders of Employers Mutual.  The Company’s executive officers hold the same positions with both Employers Mutual and the Company, and therefore also have a fiduciary duty to both the stockholders of the Company and to the policyholders of Employers Mutual.  Certain potential and actual conflicts of interest arise from the Company’s relationship with Employers Mutual and these competing fiduciary duties. Among these conflicts of interest are:

•	the Company and Employers Mutual must establish the relative participation interests of all the participating insurers in the pooling arrangement, along with other terms of the pooling agreement;

•	the Company and Employers Mutual must establish the terms of the quota share and excess of loss agreements between Employers Mutual and the Company’s reinsurance subsidiary;

•
the Company and Employers Mutual must establish the terms (including the interest rate, which is reviewed every 5 years) of the surplus notes issued by the Company’s property and casualty insurance subsidiaries to Employers Mutual;

•	the Company and Employers Mutual must establish the terms (including the interest rate) of any inter-company loans between Employers Mutual and any of the Company’s insurance company subsidiaries;

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

As a holding company, the Company relies primarily on dividends from its subsidiaries as a source of funds to meet its corporate obligations and pay dividends to its stockholders.  Payment of dividends by the Company’s subsidiaries is subject to regulatory restrictions and depends on the surplus position of its subsidiaries.  The maximum amount of dividends that the Company’s subsidiaries can pay it in 2013 without prior regulatory approval is approximately $38,839,000.  In addition, state insurance regulators have broad discretion to limit the payment of dividends by the Company’s subsidiaries in the future.  The ability of its subsidiaries to pay dividends to it may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, competitive position and the amount of premiums that can be written.

The Company’s investment portfolio is subject to economic loss, principally from changes in the market value of financial instruments.

The Company had fixed maturity investments with a fair value of $999,795,000 at December 31, 2012 that are subject to:

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

The Company’s fixed maturity investment portfolio includes mortgage-backed securities.  As of December 31, 2012, mortgage-backed securities constituted approximately 12.6 percent of the fixed maturity portfolio.  As with other fixed maturity investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment.  Changes in interest rates can expose the Company to prepayment risks on these investments.  In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are paid more quickly, requiring the Company to reinvest the proceeds at the then current market rates.

The Company’s common stock equity portfolio, with a fair value of $131,430,000 as of December 31, 2012, is subject to economic loss from a decline in market prices.  The Company invests in publicly traded companies listed in the United States with large market capitalizations.  An adverse development in the stock market, or one or more securities that the Company invests in, could adversely affect its capital position.

The success of any investment activity is affected by general economic conditions, which may adversely affect the markets for fixed maturity and equity securities.  Unexpected volatility or illiquidity in the markets in which the Company holds securities could reduce its liquidity and stockholders’ equity.  To mitigate these risks, the Company has access to a line of credit that Employers Mutual maintains with the Federal Home Loan Bank to provide additional liquidity, if needed.  The Company’s insurance and reinsurance subsidiaries are also able to borrow funds on a short-term basis from Employers Mutual and its subsidiaries and affiliate under an Inter-Company Loan Agreement.

Default by one or more European countries on their sovereign debt poses an indirect risk of a decline in the market value of certain of the Company’s financial instruments.

The Company has no direct exposure to European sovereign debt, but does have indirect exposure to European sovereign debt through its holdings of dollar-denominated fixed maturity securities issued by European-based entities.  Default by one or more European countries on their sovereign debt poses a financial risk to these European entities, as well as risk of contagion and resulting recession in the United States economy.  The Company’s fixed maturity security holdings include (at par value) securities issued by entities domiciled in Great Britain ($8,000,000), Switzerland ($14,500,000), and Germany ($4,750,000).

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

In 2012, 72 percent of the pool participant’s direct premiums written were generated through ten Midwest branch offices, with 14 percent of the direct premiums written generated in Iowa.  While the pool participants actively manage their exposure to catastrophes through their underwriting process and the purchase of third-party reinsurance, a single catastrophic occurrence, destructive weather pattern, changing climate conditions, general economic trend, terrorist attack, regulatory development or any other condition affecting the states in which the pool participants conduct substantial business could materially adversely affect the Company’s business, financial condition or results of operations.  Common catastrophic events include tornadoes, wind and hail storms, hurricanes, earthquakes, fires, explosions and severe winter storms.  If changing climate conditions result in an increase in the frequency and severity of weather-related losses, the Company could experience additional losses from catastrophic events and destructive weather patterns.  Moreover, the Company’s revenues and profitability are affected by the prevailing regulatory, economic, demographic, competitive and other conditions in these states.  Changes in any of these conditions could make it more costly or more difficult for the pool participants to conduct their business.  Adverse regulatory developments in these states could include reductions in the maximum rates permitted to be charged, restrictions on rate increases, or fundamental changes to the design or operation of the regulatory framework, and any of these could have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company cannot predict the impact that changing climate conditions, including legal, regulatory, and social responses thereto, may have on the Company’s business, financial condition or results of operations.

Some scientists, environmentalists, and other experts believe that changing climate conditions have added to the unpredictability, frequency, and severity of weather-related losses.   If climate conditions are changing and affecting weather patterns, the Company could experience additional losses from catastrophic events and destructive weather patterns.  The Company cannot predict the impact that changing climate conditions, if any, will have on the Company’s business, financial condition or results of operations.  It is also possible that legal, regulatory and social responses to climate change could have a material adverse effect on the Company’s business, financial condition or results of operations.

The continuation of significant catastrophe activity could adversely affect the Company’s business, financial condition or results of operations.

Underwriting results in recent years have been negatively impacted by elevated (and, in 2008 and 2011, record) amounts of catastrophe and storm losses.  Continued high levels of catastrophe and storm losses could lead to changes in the reinsurance programs protecting the Company (including the excess of loss coverage provided by Employers Mutual to the Company’s reinsurance subsidiary).  These changes could include increases in the amount of losses retained, increased pricing and, for the pool participants, decreased availability of catastrophe reinsurance protection.  Examples of such changes include the 2009 increase in the pool participants’ property per risk retention amount (from $3,000,000 to $4,000,000), and increases in the amount of losses retained by the reinsurance subsidiary per event (from $2,000,000 to $3,000,000 in 2010, and then to $4,000,000 in 2012).  Effective January 1, 2013, the reinsurance subsidiary will continue to retain the first $4,000,000 of losses per event, but will also retain 20.0 percent of any losses between $4,000,000 and $10,000,000 and 10.0 percent of any losses between $10,000,000 and $50,000,000 associated with any event; however, the cost of the protection will decline from 10.0 percent of total assumed reinsurance premiums to 9.0 percent of total assumed reinsurance premiums.  Future increases in the cost of reinsurance protection, and/or the amount of catastrophe and storm losses retained, could materially adversely affect the Company’s business, financial condition or results of operations.

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

The Company’s reinsurance subsidiary operates under a quota share reinsurance agreement with Employers Mutual, which generated 21 percent of the Company’s net premiums earned in 2012.  Under the quota share reinsurance agreement, the reinsurance subsidiary assumes the voluntary reinsurance business written directly by Employers Mutual (subject to certain limited exceptions).  The reinsurance subsidiary also has an excess of loss agreement with Employers Mutual that caps losses at $4,000,000 ($3,000,000 in 2011) per event.  Effective January 1, 2013, the Company’s reinsurance subsidiary will continue to retain the first $4,000,000 of losses per event, but will also retain 20.0 percent of any losses between $4,000,000 and $10,000,000 and 10.0 percent of any losses between $10,000,000 and $50,000,000 associated with any event; however, the cost of the protection will decline from 10.0 percent of total assumed reinsurance premiums to 9.0 percent of total assumed reinsurance premiums.  The reinsurance subsidiary primarily relies on these agreements and on Employers Mutual for its business.  If Employers Mutual terminates or otherwise seeks to modify these agreements, the reinsurance subsidiary may not be able to enter into similar arrangements with other companies and may be adversely affected.

Through the quota share reinsurance agreement, the reinsurance subsidiary assumes the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies, and the reinsurance business assumed by Employers Mutual from MRB, a voluntary underwriting association of property and casualty insurers in which Employers Mutual participates.  If Employers Mutual or the other participants of MRB discontinue or reduce the assumption of property and casualty risks, the reinsurance subsidiary could be adversely affected.  In connection with the risks assumed from MRB, officers of the reinsurance subsidiary and Employers Mutual have reviewed the relevant underwriting policies and procedures, however, no officer of the reinsurance subsidiary directly reviews such risks assumed at the time of underwriting.  If Employers Mutual or MRB are unable to sell reinsurance at adequate premium rates, or were to have poor underwriting experience, the reinsurance subsidiary could be adversely affected.

The Company may not be successful in reducing its risks and increasing its underwriting capacity through reinsurance arrangements, which could adversely affect its business, financial condition or results of operations.

In order to reduce underwriting risk and increase underwriting capacity, the pool participants transfer portions of the pool’s insurance risk to other insurers through reinsurance contracts.  The availability, cost and structure of reinsurance protection is subject to changing market conditions that are outside of the pool participants’ control.  In order for these contracts to qualify for reinsurance accounting and thereby provide the additional underwriting capacity that the pool participants desire, the reinsurer generally must assume significant risk and have a reasonable possibility of a significant loss.  The reinsurance subsidiary assumes and cedes some selected reinsurance business through the quota share agreement in connection with “fronting” activities initiated by Employers Mutual whereby an agreed upon percentage of the selected assumed business is ceded to other reinsurer(s) on a pro rata basis.

Although the reinsurers are liable to the extent they assume risk, the Company’s insurance subsidiaries remain ultimately liable on all risks reinsured.  As a result, ceded reinsurance arrangements do not limit the ultimate obligation to pay claims.  The Company’s insurance subsidiaries are subject to the credit risks of their reinsurers.  They are also subject to the risk that their reinsurers may dispute obligations to pay their claims.  As a result, the Company’s insurance subsidiaries may not recover on claims made against their reinsurers in a timely manner, if at all, which could have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company’s business is highly cyclical and competitive, which may make it difficult for it to market its products effectively and profitably.

The property and casualty insurance industry is highly cyclical and competitive, and individual lines of business experience their own cycles within the overall insurance industry cycle.  Premium rate levels are subject to many variables, including the availability of insurance coverage, which can vary according to the level of surplus within the industry.  Increases in industry surplus have generally been accompanied by increased price competition.  If the pool participants find it necessary to reduce premiums or limit premium increases due to these competitive pressures on pricing, the Company may experience a reduction in its profit margins and revenues and, therefore, lower profitability.

The pool participants compete with insurers that sell insurance policies through independent agents and/or directly to their customers.  These competitors are not only national companies, but also insurers and independent agents that operate in a specific region or a single state.  Some of these competitors have substantially greater financial and other resources than the pool participants, and may offer a broader range of products or offer competing products at lower prices.  The Company’s financial condition and results of operations could be materially and adversely affected by a loss of business to its competitors.

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

As property and casualty insurance industry practices, and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims, coverages and business practices may emerge.  These issues can have an adverse effect on the Company’s business by changing the way the pool participants price their products, by extending coverages beyond their underwriting intent, or by increasing the size of claims.  A recent example is continued increases in loss severity (particularly in the workers’ compensation area), which is principally driven by larger court judgments, increased utilization of new technology and a persistently high level of medical inflation.  The effect of this and other unforeseen emerging issues could negatively affect the Company’s results of operations or its methods of doing business.

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

The Company relies on Employer Mutual’s information technology and telecommunication systems, and the disruption or failure of these systems, or compromise of the security of systems that results in the misuse of confidential information could materially and adversely affect its business.

The Company’s business is highly dependent upon the successful and uninterrupted functioning of Employers Mutual’s information technology and telecommunications systems.  The Company relies on the capacity, reliability and security of these systems to process new and renewal business, provide customer service, process and pay claims, and facilitate collections and cancellations.  These systems also enable the performance of actuarial and other modeling functions necessary for underwriting and rate development.  Despite security measures in place, the information technology systems could be vulnerable to computer malware or viruses, unauthorized access, or other cyber attacks that could disrupt the systems.  The failure or disruption of these systems could interrupt the Company’s operations through reduced ability to underwrite and process new and renewal business, pay claims in a timely manner and provide customer service.

A security breach of information technology systems that results in the misuse of confidential information could expose Employers Mutual to litigation or damage Employers Mutual’s reputation.  Any legal or other expenses resulting from the misuse of confidential information would be shared by all users of the systems, including the Company and its subsidiaries, and such losses could be significant.

Although Employers Mutual maintains insurance on its real property and other physical assets, this insurance will not compensate Employers Mutual for losses that may occur due to disruptions in service as a result of a computer, data processing or telecommunication systems failure unrelated to covered property damage.  Also, this insurance may not necessarily compensate Employers Mutual for all losses resulting from covered events.  Employers Mutual retains the risks from disruptions in computer processing and telecommunications services, and has implemented a variety of controls to mitigate these risks including, but not limited to, off-site back-up and redundant processing capabilities, access restrictions to confidential customer data, and documented plans for resuming operations upon the occurrence of an event.  A portion of any losses resulting from the failure or disruption of Employers Mutual’s information technology and telecommunication systems would be shared by all users of the systems, including the Company and its subsidiaries, and such losses could be significant.

Risks Relating to the Company’s Common Stock

Employers Mutual has the ability to determine the outcome of all matters submitted to the Company’s stockholders for approval.  The price of the Company’s common stock may be adversely affected because of Employers Mutual’s majority ownership of the Company’s common stock.

The Company’s common stock has one vote per share and voting control of the Company is currently vested in Employers Mutual, which owns 60.8 percent of the Company’s outstanding common stock.  Employers Mutual must retain a minimum 50.1 percent ownership of the Company’s outstanding common stock at all times in order for the pool participants to have their A.M. Best financial strength ratings determined on a “group” basis.  Accordingly, Employers Mutual will retain the ability to control:

•	the election of the Company’s entire board of directors, which in turn determines its management and policies;

•	the outcome of any corporate transaction or other matter submitted to the Company’s stockholders for approval, including mergers or other transactions providing for a change of control; and

•	the amendment of the Company’s organizational documents.

The interests of Employers Mutual may conflict with the interests of the Company’s other stockholders and may have a negative effect on the price of the Company’s common stock.

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

The Company does not own any real property; however, one of the property and casualty insurance subsidiaries, Dakota Fire, leases from EMC National Life Company (an affiliate of Employers Mutual) approximately 18,000 square feet of office space in which the Bismarck, North Dakota branch office is located.  The Company’s home office, which also serves as the home office of Employers Mutual, is located in four office buildings containing approximately 460,000 square feet of space in Des Moines, Iowa, all of which are owned by Employers Mutual.  Employers Mutual also owns office buildings in which the Minneapolis, Milwaukee and Lansing branch offices operate.  Employers Mutual leases approximately 234,000 square feet of office space in 16 other locations where other branch offices and service centers are located.

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

	2012			2011
	High	Low	Dividends	High	Low	Dividends
1st Quarter	$24.28	$19.48	$0.20	$25.91	$21.48	$0.19
2nd Quarter	21.25	19.00	0.20	25.40	18.59	0.19
3rd Quarter	22.32	19.05	0.20	20.38	16.45	0.19
4th Quarter	24.04	19.85	0.21	21.41	17.10	0.20
Close on Dec. 31	23.88			20.57

On February 22, 2013, there were 830 registered holders of the Company’s common stock.

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

Effective March 14, 2012, the Company temporarily suspended the issuance of shares of common stock under the Company’s dividend reinvestment and common stock purchase plan due to the late filing of an amendment to a Current Report on Form 8-K with the Securities and Exchange Commission.  The Company intends to resume the issuance of shares of common stock under the plan at such time that all required reports have been filed in a timely manner with the Securities and Exchange Commission.  More information about the plan can be obtained by calling American Stock Transfer & Trust Company, LLC, the Company’s stock transfer agent and plan administrator.  Additional information regarding the plan is contained in note 13 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.  Employers Mutual did not participate in the Dividend Reinvestment Plan during 2012, 2011 or 2010.

The following graph compares the cumulative total stockholder return on the Company’s common stock to the NASDAQ Composite Index and a peer group consisting of publicly traded companies in SIC Code 6330-6339, Fire, Marine & Casualty Insurance.  The total stockholder return assumes $100.00 invested at the beginning of the period in the Company’s common stock, the NASDAQ Composite Index and the Insurance Index.  It also assumes reinvestment of all dividends for the periods presented.

COMPARATIVE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG EMC INSURANCE GROUP INC., NASDAQ COMPOSITE INDEX
AND INDUSTRY INDEX

	2007	2008	2009	2010	2011	2012
EMC Insurance Group Inc	$100.00	$111.38	$96.59	$105.13	$99.32	$120.01
NASDAQ Composite Index	$100.00	$59.03	$82.25	$97.32	$98.63	$110.78
Peer Group Index	$100.00	$90.32	$81.88	$100.76	$106.13	$128.40

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended December 31, 2012:

			(c) Total number	(d) Maximum number
	(a) Total	(b) Average	of shares (or	(or approximate dollar
	number of	price	units) purchased	value) of shares
	shares	paid	as part of publicly	(or units) that may yet
	(or units)	per share	announced plans	be purchased under the
Period	purchased (1)	(or unit)	or programs (2)	plans or programs (2 & 3)

10/1/12 - 10/31/12	-	$-	-	$19,490,561

11/1/12 - 11/30/12	-	-	-	19,490,561

12/1/12 - 12/31/12	8,053	24.18	-	19,490,561

Total	8,053	$24.18	-

(1)	This represents shares that were purchased in the open market during the month of December under Employers Mutual Casualty Company’s Employee Stock Purchase Plan.

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

(2)
On November 3, 2011, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program.  This program became effective immediately and does not have an expiration date.  No purchases have been made under this program.

(3)
On May 12, 2005, the Company announced that its parent company, Employers Mutual Casualty Company, had initiated a $15,000,000 stock purchase program under which Employers Mutual would purchase shares of the Company’s common stock in the open market.  This purchase program became effective immediately and does not have an expiration date; however, this program has been dormant while the Company’s repurchase programs have been in effect.  A total of $4,490,561 remains in this plan.

The following table presents information regarding Employers Mutual’s equity compensation plans as of December 31, 2012:

			Number of securities
			remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price	under equity
	exercise of outstanding	of outstanding	compensation plans
	options, warrants and	options, warrants	(excluding securities
Plan category	rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,588,957	$21.89	2,075,457
Equity compensation plans not approved by security holders (2)	-	-	149,404

Total	1,588,957	$21.89	2,224,861

(1)
Consists of Employers Mutual’s 2007 Stock Incentive Plan, 2003 Incentive Stock Option Plan, 1993 Incentive Stock Option Plan and 2008 Employee Stock Purchase Plan.  The number of securities remaining available for future issuance under equity compensation plans does not include the 1993 Incentive Stock Option Plan because options can no longer be issued under this plan.

(2)	Consists of Employers Mutual’s 2003 Non-Employee Director Stock Option Plan.

For a description of each plan, see note 13 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA.

	Year ended December 31,
	2012	2011*	2010*	2009*	2008*	2007*
	($ in thousands, except per share amounts)
INCOME STATEMENT DATA
Insurance premiums earned	$458,846	$416,402	$389,122	$384,011	$389,318	$393,059
Investment income, net	44,145	46,111	49,489	47,759	48,403	48,482
Realized investment gains (losses)	8,017	9,303	3,869	17,922	(24,456)	3,724
Other income	860	828	783	756	627	545
Total revenues	511,868	472,644	443,263	450,448	413,892	445,810
Losses and expenses	460,234	483,636	400,814	389,021	425,132	387,171
Income (loss) before income tax expense (benefit)	51,634	(10,992)	42,449	61,427	(11,240)	58,639
Income tax expense (benefit)	13,668	(8,255)	11,100	16,770	(8,917)	16,343
Net income (loss)	$37,966	$(2,737)	$31,349	$44,657	$(2,323)	$42,296

Net income (loss) per common share - basic and diluted:	$2.95	$(0.21)	$2.40	$3.38	$(0.17)	$3.07

Premiums earned by segment:
Property and casualty insurance	$357,139	$321,649	$305,647	$308,079	$315,598	$320,836
Reinsurance	101,707	94,753	83,475	75,932	73,720	72,223
Total	$458,846	$416,402	$389,122	$384,011	$389,318	$393,059

BALANCE SHEET DATA
Total assets	$1,290,709	$1,224,031	$1,182,006	$1,159,997	$1,103,022	$1,198,254
Stockholders' equity	$401,209	$352,341	$362,853	$336,627	$277,840	$355,893

*  Prior year amounts adjusted, where applicable, for new accounting guidance regarding deferrable acquisition costs (effective January 1, 2012).  See Note 1 of Notes to Consolidated Financial Statements.

	Year ended December 31,
	2012	2011*	2010*	2009*	2008*	2007*
	($ in thousands, except per share amounts)
OTHER DATA
Average return on equity	10.1%	(.8)%	9.0%	14.5%	(.7)%	12.8%

Book value per share	$31.08	$27.37	$28.07	$25.67	$20.94	$25.83

Dividends paid per share	$0.81	$0.77	$0.73	$0.72	$0.72	$0.69

Property and casualty insurance subsidiaries aggregate pool percentage	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%

Reinsurance subsidiary quota share percentage	100%	100%	100%	100%	100%	100%

Closing stock price	$23.88	$20.57	$22.64	$21.51	$25.65	$23.67

Net investment yield (pre-tax)	4.17%	4.49%	4.89%	4.87%	5.00%	5.02%

Cash dividends to closing stock price	3.4%	3.7%	3.2%	3.3%	2.8%	2.9%

Common shares outstanding	12,909	12,876	12,928	13,114	13,268	13,778

Statutory trade combined ratio	99.0%	115.6%	102.1%	100.3%	109.1%	96.8%

*  Prior year amounts adjusted, where applicable, for new accounting guidance regarding deferrable acquisition costs (effective January 1, 2012).  See Note 1 of Notes to Consolidated Financial Statements.

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

As discussed in Note 1 of Notes to Consolidated Financial Statements, effective January 1, 2012 the Company adopted new accounting guidance related to deferred policy acquisition costs that resulted in a retrospective adjustment of certain amounts reported in the prior year’s consolidated financial statements.  Certain financial information presented in this management’s discussion and analysis of the Company’s financial condition and results of operations has also been adjusted.

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

Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 78 percent of consolidated premiums earned in 2012.  The Company’s three property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual (Union Insurance Company of Providence, EMC Property & Casualty Company and Hamilton Mutual Insurance Company) are parties to reinsurance pooling agreements with Employers Mutual (collectively the “pooling agreement”).  Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool.  All premiums, losses, settlement expenses, and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool.  Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events.  The aggregate participation of the Company’s property and casualty insurance subsidiaries in the pooling agreement is 30 percent.

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

Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 22 percent of consolidated premiums earned in 2012.  The Company’s reinsurance subsidiary is party to a quota share reinsurance retrocessional agreement (the “quota share agreement”) and an excess of loss reinsurance agreement (the “excess of loss agreement”), with Employers Mutual.  Under the terms of the quota share agreement, the reinsurance subsidiary assumes 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.  The reinsurance subsidiary also writes a small amount of reinsurance business on a direct basis outside the quota share agreement.  Under the terms of the excess of loss agreement, the reinsurance subsidiary cedes to Employers Mutual all losses in excess of $4,000,000 ($3,000,000 in 2011) per event (covering both business assumed from Employers Mutual through the quota share agreement, as well as business obtained outside the quota share agreement).  The cost of the excess of loss reinsurance protection during 2012 and 2011 was 10.0 percent of the reinsurance subsidiary’s total assumed reinsurance premiums written.

Prior to 2011, the excess of loss agreement between the reinsurance subsidiary and Employers Mutual did not exist.  Rather, the cap on losses per event ($3,000,000) and the related cost of this protection (10.5 percent of the net assumed premiums written subject to cession to the reinsurance subsidiary) was contained in the quota share agreement, and the transactions were handled on a net, rather than a gross, basis.  The cost of the cap on losses per event was recorded as a reduction in the premiums assumed by the reinsurance subsidiary, and the cap on losses per event did not cover the business written directly by the reinsurance subsidiary.

The terms of the excess of loss agreement have been revised for fiscal year 2013.  Effective January 1, 2013, EMC Reinsurance Company will continue to retain the first $4,000,000 of losses per event, but will also retain 20.0 percent of any losses between $4,000,000 and $10,000,000 and 10.0 percent of any losses between $10,000,000 and $50,000,000 associated with any event.  In connection with the change in the amount of losses retained per event, the cost of the excess of loss coverage will decrease from the current 10.0 percent of total assumed reinsurance premiums written to 9.0 percent of total assumed reinsurance premiums written.  These changes are a result of efforts to ensure that the terms of the agreement are fair and equitable to both parties.

The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, Employers Mutual assumes reinsurance business from the Mutual Reinsurance Bureau (MRB) underwriting association, which provides a small amount of reinsurance protection to the members of the EMC Insurance Companies pooling agreement.  As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the EMC Insurance Companies’ direct business, after ceded reinsurance protections purchased by MRB are applied.  In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law.  The reinsurance subsidiary assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement.  Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled within 45 days after the end of each quarter.  The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

Under the terms of the quota share agreement, the reinsurance subsidiary receives reinstatement premium income that is collected by Employers Mutual from the ceding companies when reinsurance coverage is reinstated after a loss event; however, the cap on losses assumed per event contained in the excess of loss agreement is automatically reinstated without cost.

Country Mutual Insurance Company terminated its participation in MRB effective January 1, 2011.  As a result, Employers Mutual became a one-fourth participant in MRB, up from its previous approximate one-fifth participation.  Effective January 1, 2013, Church Mutual Insurance Company (Church Mutual) became a member of MRB.  As a result, Employers Mutual will once again become a one-fifth participant in MRB.  The addition of Church Mutual to MRB will strengthen MRB’s surplus base and should favorably impact future marketing efforts.  However, there will be a short-term negative impact on the Company’s earned premiums since the MRB business will now be split between five participants rather than the current four.

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

Insurance pricing has historically been cyclical in nature.  Periods of excess capital and increased competition encourage price reductions and liberal underwriting practices (referred to as a soft market) as insurance companies compete for market share, while attempting to cover the inevitable underwriting losses from these actions with investment income.  A prolonged soft market generally leads to a reduction in the adequacy of capital in the insurance industry.  To cure this condition, underwriting practices are tightened, premium rate levels increase and competition subsides as companies strive to strengthen their balance sheets (referred to as a hard market).  The insurance industry is currently experiencing a “hardening” market, with premium rate levels increasing moderately in most lines of business during 2012.  However, the market hardening is being driven by a persistent decline in investment income and an increase in severe weather events, not a reduction in capital adequacy.  The outlook for 2013 is that overall premium rate levels will continue to increase at a moderate rate for most lines of business.

A substantial determinant of an insurance company’s underwriting results is its loss and settlement expense reserving practices.  Insurance companies must estimate the amount of losses and settlement expenses that will ultimately be paid to settle claims that have occurred to date (loss and settlement expense reserves).  This estimation process is inherently subjective with the possibility of widely varying results, particularly for certain highly volatile types of claims (asbestos, environmental and various casualty exposures, such as products liability, where the loss amount and the parties responsible are difficult to determine).  During a soft market, inadequate premium rates put pressure on insurance companies to under-estimate their loss and settlement expense reserves in order to report better results.  Correspondingly, inadequate reserves can play an integral part in bringing about a hard market, because increased profitability from higher premium rate levels can be used to strengthen inadequate reserves.

The Company closely monitors the activities of the United States Congress and federal agencies through its membership in various organizations.  In particular, our trade organizations are actively seeking the renewal of terrorism insurance, working to shape the activities of the Federal Insurance Office as it continues to evolve and exercise its authority to monitor the insurance industry, and pursuing a legal remedy for the Department of Housing and Urban Development’s rulemaking that suggests it could apply a "disparate impact" standard (discrimination in effect) to the provision and pricing of homeowner's insurance under the Fair Housing Act.

MANAGEMENT ISSUES AND PERSPECTIVES

Low interest rate environment

The interest rate environment has an influence on several operational areas that have the potential to materially impact the Company’s financial condition and results of operations.  Following is a brief discussion of the major operational areas being monitored by management in light of the current low interest rate environment.

Investment portfolio

The majority of the Company’s investment portfolio is invested in fixed maturity securities.  The low interest rate environment is currently having a positive impact on the Company’s financial condition because the portfolio of fixed maturity securities available-for-sale had net unrealized holding gains, net of deferred taxes, of $51,318,000 at December 31, 2012, reflecting the fact that the average yield on the Company’s portfolio is higher than the yields currently available in the fixed maturity marketplace.  However, proceeds from maturing securities and cash from operating activities are being invested at the current low yields, which is having a negative impact on investment income.  If the low interest rate environment continues, as expected, future investment income will decline from the current level.  To help minimize the impact of the low interest rate environment on the Company’s future results of operations, management has been working to reduce the average duration of the investment portfolio to closer match the average duration of the insurance liabilities.

Underwriting results

The Company’s portfolio of fixed maturity securities provides a substantial amount of investment income that supplements underwriting results and contributes to net earnings.  A prolonged low interest rate environment could result in a significant decline in future investment income, which would increase the need to achieve an underwriting profit.  Management continually stresses the importance of striving for an underwriting profit, and is working diligently with the branch offices to maintain prudent underwriting and pricing standards, and establish long-term business plans with the Company’s agency force.

Benefit plan liabilities

The low interest rate environment has resulted in a significant decline in the discount rates used to value the obligations the Company has under Employers Mutual’s pension and postretirement benefit plans.  As a result, the valuation of the benefit obligations has increased, which has negatively impacted the funded status of those plans and resulted in a higher level of annual cash contributions and expenses.  A prolonged low interest rate environment could result in a continuation of higher cash contributions and increased expenses, both of which would have a negative impact on the Company’s future results of operations.

Catastrophe and storm losses

The Company has experienced five consecutive years of above average catastrophe and storm losses, and experienced record levels of catastrophe and storm losses in two of those five years (2008 and 2011).  Based on an analysis of nationwide storm activity, management does not believe that overall storm activity or intensity is trending upward.  Rather, it appears that in recent years more of the storms have occurred in more heavily-populated urban areas instead of less-populated rural areas, which has impacted the number of claims submitted.  It should be noted that the Company has experienced periods of increased catastrophe and storm losses in the past, the most recent period being from 1998 to 2001.  Management continues to monitor and make adjustments to the Company’s book of business to lessen exposure concentrations, and is prepared to make additional adjustments to exposure concentrations if warranted.

Premium rate levels

Prior to 2011, the Company’s overall premium rate level had declined for five consecutive years.  Management was able to implement moderate rate increases in the personal lines of business during this time period, but rate levels in the commercial lines of business, which account for more than 80 percent of the property and casualty insurance segment’s premium income, remained very competitive.  During 2011, in recognition of the above average amount of catastrophe and storm losses incurred during the prior three years and a projected decline in investment income due to the persistent low interest rate environment, the commercial lines marketplace began to harden and the Company was able to implement small rate level increases.  This trend continued into 2012, and rate levels continued to steadily improve throughout the year. Over the past two years, management has worked diligently with the sixteen branch offices to stress the importance of achieving modest, but consistent, commercial lines rate increases whenever possible.  These efforts have been successful, and the Company has been able to achieve a much needed increase in the overall premium rate level for the commercial lines business.  Commercial lines rate levels are expected to continue to increase in 2013 at approximately the same pace as the rate level increases that were obtained at the end of 2012 (approximately 6 percent), and management will continue to work with the branch offices to ensure that all opportunities for additional rate increases are pursued.

Possible changes in U.S. generally accepted accounting principles (GAAP)

The Financial Accounting Standards Board is expected to release several significant proposed changes to current GAAP for public comment during 2013.  Depending on the outcome of these initiatives, the accounting rules and required disclosures for public companies, and for insurance companies in particular, could change significantly.  Management is closely monitoring developments in this area and will evaluate any proposed accounting standards that are exposed for public comment during 2013 to identify changes that would be required in the Company’s data/systems to comply with the new accounting standards.

Reserving Methodology

The Company’s reserving methodology is focused on maintaining a consistent level of overall reserve adequacy.  Management does not use accident year loss picks to establish the Company’s carried reserves.  Case loss and IBNR loss reserves, as well as settlement expense reserves, are established independently of each other and added together to get the Company’s total loss and settlement expense reserve.  The Company’s reserving methodology also includes bulk case loss reserves, which supplement the aggregate case loss reserves and are used by management to establish its best estimate of the Company’s liability for reported claims.

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

The Company’s bulk reserves (formula IBNR loss reserve, bulk case loss reserve and settlement expense reserve) are initially established for all accident years combined, and are then allocated to the various accident years for financial reporting purposes.  It is important to note that development on prior years’ reserves resulting solely from changes in the allocation of bulk reserves between the current and prior accident years does not have an impact on earnings.  This is due to the fact that such development is simply a mathematical by-product of the mechanical process used to reallocate bulk reserves to the various accident years for financial reporting purposes.  Earnings are only impacted by changes in the total amount of carried reserves.

For the reasons noted above, development amounts reported on prior accident years’ reserves are less meaningful under the Company’s reserving methodology than other reserving methodologies.   Accordingly, from management’s perspective, whether the Company has maintained a consistent level of overall reserve adequacy is more relevant to understanding the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.

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

Premiums Written Assumed From Affiliates and Premiums Written Assumed From Nonaffiliates.  For the property and casualty insurance segment, premiums written assumed from affiliates and nonaffiliates reflects the property and casualty insurance subsidiaries’ aggregate 30 percent participation interest in 1) the total direct premiums written by all the participants in the pooling arrangement, and 2) the involuntary business assumed by the pool participants pursuant to state law, respectively.  For the reinsurance segment, premiums written assumed from nonaffiliates reflects the reinsurance business assumed through the quota share agreement  (including “fronting” activities initiated by Employers Mutual) and reinsurance business assumed outside the quota share agreement.  See note 3 of Notes to Consolidated Financial Statements.  Management uses premiums written assumed from affiliates and nonaffiliates, which excludes the impact of written premiums ceded to reinsurers, as a measure of the underlying growth of the Company’s insurance business from period to period.

Net Premiums Written.  Net premiums written is calculated by summing direct premiums written, premiums written assumed from affiliates, and premiums written assumed from nonaffiliates, and then subtracting from that result premiums written ceded to affiliates and premiums written ceded to nonaffiliates.  For the property and casualty insurance segment, premiums written ceded to nonaffiliates is the portion of the Company’s direct and assumed premiums written that is transferred to reinsurers in accordance with the terms of the underlying reinsurance contracts, based upon the risks they accept.  For the reinsurance segment, premiums written ceded to nonaffiliates reflects reinsurance business that is ceded to other insurance companies in connection with “fronting” activities initiated by Employers Mutual.  Premiums written ceded to affiliates includes both the cession of the Company’s property and casualty insurance subsidiaries’ direct business to Employers Mutual under the terms of the pooling agreement, and premiums ceded by the Company’s reinsurance subsidiary to Employers Mutual under the terms of the excess of loss agreement with Employers Mutual.  See note 3 of Notes to Consolidated Financial Statements.  Management uses net premiums written to measure the amount of business retained after cessions to reinsurers.

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

Catastrophe and storm losses.  For the property and casualty insurance segment, catastrophe and storm losses include losses attributed to events that have occurred in the United States which have been assigned an occurrence number by Property Loss Reinsurance Bureau (PLRB) Catastrophe Services.  According to PLRB, an occurrence number is assigned when an event has produced conditions severe enough to have caused, or to be likely to have caused, property damage.  For the reinsurance segment, catastrophe and storm losses include losses that have occurred in the United States, Puerto Rico and the U.S. Virgin Islands which have been designated as catastrophes by Property Claims Services (PCS), as well as non-U.S. catastrophe and storm losses reported by the ceding companies.  According to PCS, catastrophe serial numbers are assigned to events that cause $25,000,000 or more in direct insured losses to property and affect a significant number of policyholders and insurers.

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

The Company has implemented specific line-of-business guidelines that are used to establish the individual case loss reserve estimates.  These guidelines, which are used for both short-tail and long-tail claims, require the claims department personnel to reserve for the probable (most likely) exposure for each claim.  Probable exposure is defined as what is likely to be awarded if the case were to be decided by a civil court in the applicable venue or, in the case of a workers’ compensation case, by that state’s workers’ compensation commission.  This evaluation process is repeated throughout the life of the claim at regular intervals, and as additional information becomes available.  While performing these regular reviews, the branch claims personnel are able to make adjustments to the case loss reserves for location and time specific factors, such as legal venue, inflation, and changes in applicable laws.

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

At December 31, 2012, IBNR loss reserves accounted for $70,321,000, or 17.1 percent, of the property and casualty insurance segment’s total loss and settlement expense reserves, compared to $67,809,000, or 16.1 percent, at December 31, 2011.  IBNR loss reserves are, by nature, less precise than case loss reserves.  A five percent change in IBNR loss reserves at December 31, 2012 would equate to $2,285,000, net of tax, which represents 6.0 percent of the net income reported for 2012 and 0.6 percent of stockholders’ equity.

The property and casualty insurance segment’s formula IBNR loss reserves are established for each line of business by applying actuarially derived “IBNR factors” to the latest twelve months premiums earned.  These factors are developed using a methodology that utilizes historical ratios of (1) actual IBNR claims that have emerged after prior year-ends to (2) corresponding prior years’ premiums earned that have been adjusted to the current level of rate adequacy.  In order to minimize the volatility that naturally exists in the early stages of IBNR claims emergence, IBNR claims are not utilized in this process until 18 months after the end of a respective calendar year.  For example, during 2012 the actual IBNR claims reported in the 18 months following year-end 2010 were compared to the adjusted 2010 premiums earned.  The 2010 ratios, together with the ratios for several prior years, were then used to develop the 2012 “IBNR factors” that were applied to premiums earned for each line of business.  Included in the rate adequacy adjustment noted above is consideration of current frequency and severity trends compared to the trends underlying prior years’ calculations.  The selected trends are based on an analysis of industry and Company loss data.

The methodology used in estimating formula IBNR loss reserves assumes consistency in claims reporting patterns and immaterial changes in loss development patterns.  Implicit in this assumption is that future IBNR claims emergence, relative to IBNR claims that have emerged following prior year-ends, will reflect the change in frequency and severity trends underlying the rate adequacy adjustments.  If this projected relationship proves to be inaccurate, future IBNR claims may differ substantially from the estimated IBNR loss reserves.  The following table displays the impact that a five percent variance in future IBNR emergence from the projected level reflected in the December 31, 2012 IBNR factors would have on the Company’s results of operations.  This variance in future IBNR emergence could occur in one year or over multiple years, depending when the claims were reported.  A variance in future IBNR emergence would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income.  A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.  A five percent variance in future IBNR emergence is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

Line of business	After-tax impact on earnings from a five percent variance in future IBNR emergence from frequency and severity trends underlying rate adequacy adjustments
($ in thousands)
Personal auto liability	$(62) to $62
Commercial auto liability	(250) to 250
Auto physical damage	(23) to 23
Workers' compensation	(588) to 588
Other liability	(1,246) to 1,246
Property	(79) to 79
Homeowners	(21) to 21
All Other	(19) to 19

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

Line of business	After-tax impact on earnings from a one percent variance in the ultimate settlement expense ratio
($ in thousands)
Personal auto liability	$(34) to $34
Commercial auto liability	(177) to 177
Auto physical damage	(24) to 24
Workers' compensation	(231) to 231
Other liability	(620) to 620
Property	(118) to 118
Homeowners	(66) to 66
All Other	(31) to 31

Following is a summary of the carried loss and settlement expense reserves for the property and casualty insurance segment at December 31, 2012 and 2011.

	December 31, 2012
Line of business	Case	IBNR	Settlement expense	Total
	($ in thousands)
Commercial lines:
Automobile	$41,381	$7,084	$10,475	$58,940
Property	14,816	590	3,129	18,535
Workers' compensation	118,074	20,255	19,757	158,086
Liability	57,405	41,911	48,425	147,741
Bonds	3,953	(1,407)	1,002	3,548
Total commercial lines	235,629	68,433	82,788	386,850

Personal lines:
Automobile	16,227	1,267	1,998	19,492
Property	4,118	621	1,236	5,975
Total personal lines	20,345	1,888	3,234	25,467
Total property and casualty insurance segment	$255,974	$70,321	$86,022	$412,317

	December 31, 2011
Line of business	Case	IBNR	Settlement expense	Total
	($ in thousands)
Commercial lines:
Automobile	$45,821	$8,610	$10,221	$64,652
Property	22,748	2,289	3,425	28,462
Workers' compensation	119,846	16,905	18,627	155,378
Liability	54,911	36,884	46,382	138,177
Bonds	1,936	(397)	619	2,158
Total commercial lines	245,262	64,291	79,274	388,827

Personal lines:
Automobile	16,400	1,976	2,269	20,645
Property	7,271	1,542	1,706	10,519
Total personal lines	23,671	3,518	3,975	31,164
Total property and casualty insurance segment	$268,933	$67,809	$83,249	$419,991

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

One assumption underlying aggregate reserve estimation methods is that the claims inflation trends implicitly built into the historical loss and settlement expense development patterns will continue into the future.  To estimate the sensitivity of the estimated ultimate loss and settlement expense payments to an unexpected change in inflationary trends, the actuarial department derived expected payment patterns separately for each major line of business.  These patterns were applied to the December 31, 2012 loss and settlement expense reserves to generate estimated annual incremental loss and settlement expense payments for each subsequent calendar year.  Then, for the purpose of sensitivity testing, an explicit annual inflationary variance of one percent was added to the inflationary trend that is implicitly embedded in the estimated payment pattern, and revised incremental loss and settlement expense payments were calculated.  This unexpected claims inflation trend could arise from a variety of sources including a change in economic inflation, social inflation and, especially for the workers’ compensation line of business, the introduction of new medical technologies and procedures, changes in the utilization of procedures and changes in life expectancy.  The estimated cumulative impact that this unexpected one percent variance in the inflationary trend would have on the Company’s results of operations over the lifetime of the underlying claims is shown below.  A variance in the inflationary trend would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income.  A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid.  A one percent variance in the projected inflationary trend is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

Line of business	After-tax impact on earnings from a one percent variance in the projected inflationary trend
($ in thousands)
Personal auto liability	$(156) to $150
Commercial auto liability	(762) to 736
Auto physical damage	(11) to 10
Workers' compensation	(5,424) to 4,733
Other liability	(3,320) to 3,082
Property	(121) to 119
Homeowners	(30) to 30

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

Line of business	After-tax impact on earnings from a five percent variance in future loss payments
($ in thousands)
Personal auto liability	$(540) to $489
Commercial auto liability	(1,617) to 1,464
Auto physical damage	(104) to 95
Workers' compensation	(3,631) to 3,284
Other liability	(3,103) to 2,808
Property	(634) to 574
Homeowners	(147) to 133
All Other	(86) to 79

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

Line of business	After-tax impact on earnings from a five percent variance in individual case loss reserve adequacy
($ in thousands)
Personal auto liability	$(488) to $443
Commercial auto liability	(1,442) to 1,305
Auto physical damage	(77) to 70
Workers' compensation	(3,001) to 2,716
Other liability	(2,451) to 2,219
Property	(625) to 565
Homeowners	(146) to 132
All Other	(156) to 141

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

Line of business	After-tax impact on earnings from a five percent variance in IBNR emergence
($ in thousands)
Personal auto liability	$(38) to $38
Commercial auto liability	(213) to 213
Auto physical damage	(22) to 22
Workers' compensation	(617) to 617
Other liability	(1,030) to 1,030
Property	(120) to 120
Homeowners	(23) to 23

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

The property and casualty insurance subsidiaries have exposure to environmental and asbestos claims arising primarily from the other liability line of business.  These exposures are closely monitored by management, and IBNR loss reserves have been established to cover estimated ultimate losses.  The asbestos IBNR reserves were increased in each of the last five years based on examinations of the implied three-year survival ratio (ratio of loss and settlement expense reserves to the three-year average of loss and settlement expense payments), which has deteriorated due to an increase in both paid losses and paid settlement expenses.  Settlement expense payments have increased significantly since 2008 and have been the primary driver behind recently implemented reserve increases.

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

Reinsurance Segment

The reinsurance book of business is comprised of two major components.  The first is the Home Office Reinsurance Assumed Department (“HORAD”), which includes the reinsurance business assumed by the reinsurance subsidiary through the quota share agreement and the business written directly by the reinsurance subsidiary outside of the quota share agreement.  The second is the MRB underwriting association, which is a voluntary reinsurance pool in which Employers Mutual participates with three other unaffiliated insurers.

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

For the HORAD component, Employers Mutual records the case and IBNR loss reserves reported by the ceding companies.  Since many ceding companies in the HORAD book of business do not report IBNR loss reserves, Employers Mutual establishes a bulk IBNR loss reserve, which is based on an actuarial reserve analysis, to cover a lag in reporting.  For MRB, Employers Mutual records the case and IBNR loss reserves reported to it by the management of the association, along with a relatively small IBNR loss reserve to cover a one month reporting lag.  To verify the adequacy of the reported reserves, an actuarial evaluation of MRB’s reserves is performed at each year-end.

At December 31, 2012, the carried reserves for HORAD and MRB combined were in the upper quartile of the range of actuarial reserve indications.  This selection reflects the fact that there are inherent uncertainties involved in establishing reserves for assumed reinsurance business.  Such uncertainties include the fact that a reinsurance company generally has less knowledge than the ceding company about the underlying book of business and the ceding company’s reserving practices.  Because of these uncertainties, there is a risk that the reinsurance segment’s reserves for losses and settlement expenses could prove to be inadequate, with a consequential adverse impact on the Company’s future earnings and stockholders’ equity.

At December 31, 2012, there was no backlog in the processing of assumed reinsurance information.  Approximately $108,003,000, or 63 percent, of the reinsurance segment’s carried reserves were reported by the ceding companies.  Employers Mutual receives loss reserve and paid loss data from its ceding companies on individual excess of loss contracts.  If a claim involves a single or small group of claimants, a summary of the loss and claim outlook is normally provided.  Summarized data is provided for catastrophe claims and pro rata business, which is subject to closer review if inconsistencies are suspected.

Carried reserves established in addition to those reported by the ceding companies totaled approximately $62,777,000 at December 31, 2012.  Since many ceding companies in the HORAD book of business do not report IBNR loss reserves, Employers Mutual establishes a bulk IBNR loss reserve to cover the lag in reporting.  For the few ceding companies that do report IBNR loss reserves, Employers Mutual carries them as reported.  These reported IBNR loss reserves are subtracted from the total IBNR loss reserve calculated by Employers Mutual’s actuaries, with the difference carried as bulk IBNR loss reserves.  Except for the small IBNR loss reserve established to cover the one-month lag in reporting, the MRB IBNR loss reserve is established by the management of MRB.  Employers Mutual rarely records additional case loss reserves.

Assumed reinsurance losses tend to be reported later than direct losses.  This lag is reflected in loss projection factors for assumed reinsurance that tend to be higher than for direct business.  The result is that assumed reinsurance IBNR loss reserves as a percentage of total reserves tend to be higher than for direct loss reserves.  IBNR loss reserves totaled $90,778,000 and $91,184,000 at December 31, 2012 and 2011, respectively, and accounted for approximately 53 percent and 53 percent, respectively, of the reinsurance segment’s total loss and settlement expense reserves.  IBNR loss reserves are, by nature, less precise than case loss reserves.  A five percent change in IBNR loss reserves at December 31, 2012 would equate to $2,943,000, net of tax, which represents 7.8 percent of the net income reported for 2012 and 0.7 percent of stockholders’ equity.

Following is a summary of the carried loss and settlement expense reserves for the reinsurance segment at December 31, 2012 and 2011.

	December 31, 2012
Line of business	Case	IBNR	Settlement expense	Total
	($ in thousands)
Pro rata reinsurance:
Property and casualty	$4,233	$647	$282	$5,162
Property	10,794	9,381	558	20,733
Crop	1,605	745	26	2,376
Casualty	729	5,111	134	5,974
Marine/Aviation	1,455	4,602	93	6,150
Total pro rata reinsurance	18,816	20,486	1,093	40,395

Excess of loss reinsurance:
Property	25,944	17,778	1,018	44,740
Casualty	29,567	52,264	2,866	84,697
Surety	648	250	50	948
Total excess of loss reinsurance	56,159	70,292	3,934	130,385
Total reinsurance segment	$74,975	$90,778	$5,027	$170,780

	December 31, 2011
Line of business	Case	IBNR	Settlement expense	Total
	($ in thousands)
Pro rata reinsurance:
Property and casualty	$5,064	$765	$527	$6,356
Property	11,795	11,790	584	24,169
Crop	3,848	59	50	3,957
Casualty	380	4,745	83	5,208
Marine/Aviation	1,006	1,882	75	2,963
Total pro rata reinsurance	22,093	19,241	1,319	42,653

Excess of loss reinsurance:
Property	28,557	18,297	944	47,798
Casualty	26,172	53,375	2,362	81,909
Surety	627	271	51	949
Total excess of loss reinsurance	55,356	71,943	3,357	130,656
Total reinsurance segment	$77,449	$91,184	$4,676	$173,309

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

The after-tax impact on the Company’s earnings under each scenario is as follows:

		Reinsurance segment
		MRB			HORAD
		($ in thousands)
(1)	Five percent variance in case loss reserve adequacy from the level anticipated in the incurred loss projection factors	$(689)	to	$623	$(4,751)	to	$4,298

(2)	One percent variance in the implicit annual claims inflation rate	(680)	to	628	(3,810)	to	3,379

(3)	Five percent variance in IBNR losses from the level anticipated in the loss projection factors	(594)	to	594	(3,416)	to	3,416

(4)	Five percent variance in the expected loss ratios used with the Bornhuetter-Ferguson method	(547)	to	547	(3,046)	to	3,046

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

Disputes with ceding companies do not occur often.  Employers Mutual performs claims audits and encourages prompt reporting of reinsurance claims.  Employers Mutual also reviews claim reports for accuracy, completeness and adequate reserving.  Most reinsurance contracts contain arbitration clauses to resolve disputes, but such disputes are generally resolved without arbitration due to the long-term and ongoing relationships that exist with those companies.  There were no matters in dispute at December 31, 2012.

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

Since 1989, the pool participants have included an asbestos exclusion in liability policies issued for most lines of business.  The exclusion prohibits liability coverage for “bodily injury”, “personal injury” or “property damage” (including any associated clean-up obligations) arising out of the installation, existence, removal or disposal of asbestos or any substance containing asbestos fibers.  Therefore, the pool participants’ current asbestos exposures are primarily limited to commercial policies issued prior to 1989.  At present, the pool participants are defending approximately 1,600 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs.  Six former policyholders and one current policyholder dominate the pool participants’ asbestos claims.  Most of the lawsuits are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury.  The pool participants’ policyholders named as defendants in these asbestos lawsuits are typically peripheral defendants who have little or no exposure and are routinely dismissed from asbestos litigation with nominal or no payment (i.e., small contractors, insulators, electrical welding suppliers, furnace manufacturers, and gasket and building supply companies).

During 2003, the pool participants were presented with several hundred plaintiff lawsuits filed against three former policyholders representing approximately 66,500 claimants related to exposure to asbestos or products containing asbestos.  The vast majority of the 66,500 claims are the result of multi-plaintiff lawsuits.  These claims are based upon nonspecific asbestos exposure and nonspecific injuries.  As a result, management did not establish a significant amount of case loss reserves for these claims.  Several of the multi-plaintiff lawsuits (including the vast majority of those associated with one former policyholder) were dismissed.  As of December 31, 2012, approximately 2,235 of the claims remain open.  During 2006, the pool participants received notice that another former policyholder was a named defendant in approximately 33,000 claims nationwide.  The last of these claims were settled during 2012 for approximately $690,000 (the Company’s share).

Prior to 2008, actual losses paid for asbestos-related claims had been minimal due to the plaintiffs’ failure to identify an exposure to any asbestos-containing products associated with the pool participants’ current and former policyholders.  However, paid losses and settlement expenses have increased significantly since 2008 as a result of claims attributed to two former policyholders.  One of these former policyholders, a broker of various products, including asbestos, settled a claim for approximately $450,000 (the Company’s share) in 2008.  Prior to 2008, the asbestos exposure associated with this former policyholder had been thought to be relatively small.  At December 31, 2012, 11 additional claims associated with this former policyholder remain open, though similar exposure on these claims is not anticipated.  The other former policyholder, a furnace manufacturer, had multiple claims settle for a total of approximately $1,296,000 (the Company’s share) during the period 2009 through 2012.  The asbestos exposure associated with this former policyholder has increased in recent years, and this trend may possibly continue into the future with increased per plaintiff settlements.  Settlement expense payments associated with this former policyholder have increased significantly since 2008 and have been the primary driver behind recently implemented reserve increases.  The primary cause of this increase in paid settlement expenses is the retention of a national coordinating counsel in 2008 due to this former policyholder’s exposure in numerous jurisdictions.  The national coordinating counsel  has provided, and continues to provide, significant services in the areas of document review, discovery, deposition and trial preparation.  Approximately 490 asbestos exposure claims associated with this former policyholder remain open.  Whenever possible, the pool participants have participated in cost sharing agreements with other insurance companies to reduce overall asbestos claim expenses.

The pool participants are defending approximately 99 claims as a result of lawsuits alleging “silica” exposure in Texas and Mississippi jurisdictions, some of which involve multiple plaintiffs.  The plaintiffs allege employment exposure to “airborne respirable silica dust,” causing “serious and permanent lung injuries” (i.e., silicosis).  Silicosis injuries are identified in the upper lobes of the lungs, while asbestos injuries are localized in the lower lobes.

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

The Company’s current exposures to environmental claims include losses involving petroleum haulers, lead contamination, and soil and groundwater contamination in the State of Indiana.  Claims from petroleum haulers are generally caused by overturned commercial vehicles and overfills at commercial and residential properties.  Exposures for accident year losses preceding the 1980s include municipality exposures for closed landfills, small commercial businesses involved with disposing waste at landfills, leaking underground storage tanks and contamination from dry cleaning operations.  As of December 31, 2012, all Methyl Tertiary Butyl Ether (“MTBE”) claims related to the pool participants’ policyholders had been dismissed.

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

At December 31, 2012, the Company carried asbestos and environmental reserves for direct insurance and assumed reinsurance business totaling $9,433,000, which represents 1.6 percent of total loss and settlement expense reserves.  The asbestos and environmental reserves include $4,182,000 of case loss reserves, $3,419,000 of IBNR loss reserves and $1,832,000 of bulk settlement expense reserves.  Ceded reinsurance on these reserves totaled $655,000.  Loss and settlement expense reserves were increased in 2012 because of deterioration in the implied survival ratio.

The pool participants’ non-asbestos direct product liability claims are considered to be highly uncertain exposures due to the many uncertainties inherent in determining the loss, and the significant periods of time that can elapse between the occurrence of the loss and the ultimate settlement of the claim.  The majority of the pool participants’ product liability claims arise from small to medium-sized manufacturers, contractors, petroleum distributors, and mobile home and auto dealerships.  No specific claim trends are evident from the pool participants’ manufacturing clients, as the claims activity on these policies is generally isolated and can be severe.  Specific product liability coverage is provided to the pool participants’ mobile home and auto dealership policyholders, and the claims from these policies tend to be relatively small.  Certain construction defect claims are also reported under product liability coverage.  During 2012, 18 of these claims were reported to the pool participants.

The Company has exposure to construction defect claims arising from general liability policies issued by the pool participants to contractors.  Most of the pool participants’ construction defect claims are concentrated in a limited number of states, and the pool participants have taken steps to mitigate this exposure.  Construction defect is a highly uncertain exposure due to such issues as whether coverage exists, definition of an occurrence, determination of ultimate damages, and allocation of such damages to financially responsible parties.  Newly reported construction defect claims numbered 209, 383 and 469 in 2012, 2011 and 2010, respectively, and produced incurred losses and paid settlement expenses of approximately $2,008,000, $2,157,000 and $3,276,000 in each respective period.  Incurred losses and paid settlement expenses on all construction defect claims totaled approximately $5,048,000 in 2012.  At December 31, 2012, the Company carried case loss reserves of approximately $5,843,000 on 659 open construction defect claims.

The Company’s assumed casualty excess reinsurance business is also considered a highly uncertain exposure due to the significant periods of time that can elapse during the settlement of the underlying claims, and the fact that a reinsurance company generally has less knowledge than the ceding company about the underlying book of business and the ceding company’s reserving practices.  Employers Mutual attempts to account for this uncertainty by establishing bulk IBNR loss reserves, using conservative assumed treaty limits and, to a much lesser extent, booking of individual treaty IBNR loss reserves (if reported by the ceding company) or establishing additional case loss reserves if the reported case loss reserves appear inadequate on an individual claim.  While Employers Mutual is predominantly a property reinsurer, it does write casualty excess business oriented mainly towards shorter tail casualty lines of coverage.  Employers Mutual avoids reinsuring large company working layer casualty risks, and does not write risks with heavy product liability exposures, risks with obvious latent injury manifestation and medical malpractice.  Casualty excess business on large companies is written, but generally on a “clash” basis only (layers above the limits written for any individual policyholder) or specialty casualty written with claims-made forms.

Following is a summary of loss and settlement expense reserves and payments associated with asbestos, environmental, products liability and casualty excess reinsurance exposures for 2012, 2011 and 2010:

	Property and casualty
	insurance segment			Reinsurance segment
			Settlement			Settlement
($ in thousands)	Case	IBNR	expense	Case	IBNR	expense
Reserves at 12/31/12
Asbestos	$3,778	$1,834	$1,711	$99	$353	$-
Environmental	237	572	121	67	660	-
Products1	6,044	5,309	5,212	-	-	-
Casualty excess2	-	-	-	27,759	52,127	2,730

Reserves at 12/31/11
Asbestos	$2,584	$872	$1,933	$113	$372	$-
Environmental	219	663	188	66	662	-
Products1	5,133	4,938	4,589	-	-	-
Casualty excess2	-	-	-	24,141	53,376	2,259

Reserves at 12/31/10
Asbestos	$2,483	$1,000	$2,380	$156	$382	$-
Environmental	125	668	128	64	656	-
Products1	5,532	4,759	6,209	-	-	-
Casualty excess2	-	-	-	23,715	53,217	1,575

Paid during 2012
Asbestos	$468		$1,585	$32		$-
Environmental	-		87	1		-
Products1	1,768		3,065	-		-
Casualty excess2	-		-	6,291		1,227

Paid during 2011
Asbestos	$299		$802	$51		$2
Environmental	6		95	-		(8)
Products1	1,524		2,107	-		-
Casualty excess2	-		-	7,440		1,379

Paid during 2010
Asbestos	$461		$1,022	$34		$1
Environmental	17		179	-		-
Products1	2,564		2,124	-		-
Casualty excess2	-		-	5,040		1,107

1	Products includes the portion of asbestos and environmental claims reported that are non-premises/operations claims.
2	Casualty excess includes the asbestos and environmental claims reported above.

Following is a summary of the claim activity associated with asbestos, environmental and products liability exposures for 2012, 2011 and 2010:

	Asbestos	Environmental	Products
Open claims, 12/31/12	4,469	5	107
Reported in 2012	363	-	414
Disposed of in 2012	4,748	2	411

Open claims, 12/31/11	8,854	7	104
Reported in 2011	213	3	411
Disposed of in 2011	696	-	406

Open claims, 12/31/10	9,337	4	99
Reported in 2010	207	1	387
Disposed of in 2010	24,347	2	1,407

Variability of loss and settlement expense reserves

The Company does not determine a range of estimates for all components of the loss and settlement expense reserve at the time the reserves are established.  During each quarter, however, an actuarially determined range of estimates is developed for the major components of the loss and settlement expense reserves as of the preceding quarter-end.  All reserves are reviewed with the exception of reserves for involuntary workers’ compensation pools, which are set by the National Council on Compensation Insurance (NCCI) and are assumed to be adequate (the impact of potential variability of this segment on overall reserve adequacy is considered immaterial).  Shown below are the actuarially determined ranges of reserve estimates as of December 31, 2012 along with the statutory-basis carried reserves, which are displayed net of ceded reinsurance.  The GAAP-basis loss and settlement expense reserves contained in the Company’s financial statements are reported gross of ceded reinsurance and contain a small number of adjustments from the statutory-basis amounts presented here.  The last two columns display the estimated after-tax impact on earnings if the reserves were moved to the high end-point or low end-point of the ranges.

	Range of reserve estimates			After-tax impact on earnings
				Reserves	Reserves
($ in thousands)	High	Low	Carried	at high	at low
Property and casualty insurance segment	$404,167	$351,607	$389,631	$(9,448)	$24,716
Reinsurance segment	167,870	136,749	165,458	(1,568)	18,661
	$572,037	$488,356	$555,089	$(11,016)	$43,377

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

•
Mortgage-backed and asset-backed securities are first reviewed for the appropriate pricing speed (if prepayable), spread, yield and volatility.  The securities are priced with models using spreads and other information solicited from Wall Street buy- and sell-side sources, including primary and secondary dealers, portfolio managers, and research analysts.  To determine a tranche’s price, first the benchmark yield is determined and adjusted for collateral performance, tranche level attributes and market conditions.  Then the cash flow for each tranche is generated (using consensus prepayment speed assumptions including, as appropriate, a prepayment projection based on historical statistics of the underlying collateral).  The tranche-level yield is used to discount the cash flows and generate the price.  Depending on the characteristics of the tranche, a volatility-driven, multi-dimensional single cash flow stream model or an option-adjusted spread model may be used.  When cash flows or other security structure or market information is not available, broker quotes may be used.

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.  At December 31, 2012 and 2011, the Company did not hold any fixed maturity securities that were priced solely from broker quotes.

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

The evaluation of an impaired fixed maturity security includes an assessment of whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis.  In addition, if the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered “other-than-temporarily” impaired.  The portion of the impairment related to credit loss is recognized through earnings, and the portion of the impairment related to other factors, if any, is recognized through “other comprehensive income”.

When an equity security is deemed to be “other-than-temporarily” impaired, the carrying value is reduced to fair value and a realized loss is recognized through earnings.

Deferred policy acquisition costs and related amortization

Acquisition costs, consisting of commissions, premium taxes, and salary and benefit expenses of employees directly involved in the underwriting of insurance policies that are successfully issued, are deferred and amortized to expense as premium revenue is recognized.  Deferred policy acquisition costs and related amortization are calculated separately for the property and casualty insurance segment and the reinsurance segment.  The methodology followed in computing deferred policy acquisition costs limits the amount of such deferred costs to the estimated realizable value.  In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses, anticipated policyholder dividends, and certain other costs expected to be incurred to administer the insurance policies as the premium is earned.  The anticipated losses and settlement expenses are based on the segment’s projected loss and settlement expense ratios for the next twelve months, which include provisions for anticipated catastrophe and storm losses based on historical results adjusted for recent trends.  Utilizing these projections, deferred policy acquisition costs for the property and casualty insurance segment and the reinsurance segment were not subject to limitation at December 31, 2012.  Based on an analysis performed by management, the actuarial projections of the expected loss and settlement expense ratios for the next twelve months would have needed to increase 18.36 percentage points in the property and casualty insurance segment and 13.97 percentage points in the reinsurance segment before deferred policy acquisition costs would have been subject to limitation.  Such increases in the expected loss and settlement expense ratios would likely be driven by many factors, including higher provisions for anticipated catastrophe and storm losses.

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

The discount rate utilized in the valuations is based on an analysis of the total rate of return that could be generated by a hypothetical portfolio of high-quality bonds created to generate cash flows that match the plans’ expected benefit payments.  No callable bonds are used in this analysis and the discount rate produced by this analysis is compared to interest rates of applicable published indices for reasonableness.  The discount rates used in the pension benefit obligation valuations at December 31, 2012, 2011 and 2010 were 3.24 percent, 4.13 percent and 5.00 percent, respectively.  The discount rates used in the postretirement benefit obligation valuations at December 31, 2012, 2011 and 2010 were 4.03 percent, 4.59 percent and 5.50 percent, respectively.  The discount rates used in the pension and postretirement benefit obligation valuations are also used in the calculation of the net periodic benefit costs for the subsequent year.  A 0.25 percentage point decrease in the discount rates used in the 2012 valuations would increase the Company’s net periodic pension and postretirement benefit costs for 2013 by approximately $154,000.  Conversely, a 0.25 percentage point increase in the 2012 discount rates would decrease the Company’s net periodic pension and postretirement benefit costs for 2013 by approximately $148,000.

The expected long-term rate of return on plan assets is developed considering actual historical results, current and expected market conditions, the mix of plan assets and investment strategy.  The expected long-term rate of return on plan assets produced by this analysis and used in the calculation of the net periodic pension benefit costs for the years ended December 31, 2012 and 2011 was 7.25 percent and 7.50 percent, respectively.  The expected long-term rate of return on plan assets used in the calculation of the net periodic postretirement benefit costs for the years ended December 31, 2012 and 2011 was 6.25 percent.  The expected rate of return on plan assets to be used in the calculation of the 2013 net periodic benefit costs for the pension and postretirement benefit plans will be 7.25 percent and 6.50 percent, respectively.   The actual rate of return earned on plan assets during 2012 was approximately 14 percent for the pension plan and 11 percent for the postretirement benefit plans.  The expected long-term rate of return assumption is subject to the general movement of the economy, but is generally less volatile than the discount rate assumption.   A decrease in the expected long-term rate of return assumption increases future expenses, whereas an increase in the assumption reduces future expenses.  A 0.25 percentage point change in the expected long-term rate of return assumption for 2013 would change the Company’s net periodic pension and postretirement benefit costs by approximately $219,000.  For detailed information regarding the current allocation of assets within the pension and postretirement benefit plans, see note 12 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

The health care cost trend rate assumption represents the anticipated change in the cost of health care benefits due to factors outside of the plan.  These factors include health care inflation, changes in health care utilization and delivery patterns, technological advances, and the overall health of the plan participants.  The health care cost trend rate assumption is based on published information and general economic conditions.  The health care cost trend rate assumption for 2012 was 7.75 percent, and is assumed to decrease gradually to 5 percent in 2024 and remain at that level thereafter.  In 2011 and 2010 the assumptions were 8.0 percent and 8.5 percent, respectively, both declining gradually to 5 percent and remaining at that level thereafter.  A one percentage point increase in the assumed health care cost trend rate would increase the Company’s net periodic postretirement benefit cost for 2013 by approximately $768,000.  Conversely, a one percentage point decrease in the assumed health care cost trend rate would decrease the Company’s net periodic postretirement benefit cost for 2013 by approximately $599,000.

In accordance with GAAP, actuarial gains/losses contained in the valuations that result from (1) actual experience that differs from that assumed, or (2) a change in actuarial assumptions, is accumulated and, if in excess of a specified corridor, amortized to expense over future periods.  As of December 31, 2012, all of the benefit plans had accumulated actuarial losses in excess of the corridor that will be partially amortized into expense in 2013.  The Company’s share of the accumulated actuarial losses that will be amortized into expense during 2013 amounts to $2,865,000.  Prior service costs/credits for plan amendments are also contained in the valuations, and are amortized into expense/income over the future service periods of the participants.  As of December 31, 2012, the postretirement benefit plans have prior service credits that are being amortized into income in future periods, while the qualified defined benefit pension plan has prior service costs that are being amortized into expense in future periods.  The net amount of prior service credit being amortized into income during 2013 is $708,000.

In accordance with GAAP, the funded status of defined benefit pension or other postretirement plans is recognized as an asset or liability on the balance sheet.  Changes in the funded status of the plans are recognized through other comprehensive income.

RESULTS OF OPERATIONS

Results of operations by segment and on a consolidated basis for the three years ended December 31, 2012 are as follows:

	Year ended December 31,
($ in thousands)	2012	2011	2010
Property and casualty insurance
Premiums earned	$357,139	$321,649	$305,647
Losses and settlement expenses	233,892	251,449	208,114
Acquisition and other expenses	131,454	116,588	116,704
Underwriting loss	$(8,207)	$(46,388)	$(19,171)

Loss and settlement expense ratio	65.5%	78.2%	68.1%
Acquisition expense ratio	36.8%	36.2%	38.2%
Combined ratio	102.3%	114.4%	106.3%

Losses and settlement expenses:
Insured events of current year	$246,949	$271,612	$236,840
Decrease in provision for insured events of prior years	(13,057)	(20,163)	(28,726)

Total losses and settlement expenses	$233,892	$251,449	$208,114

Catastrophe and storm losses	$34,372	$52,448	$33,062

The following table presents the reported amounts of favorable development experienced on prior years’ reserves and the portion of the reported development amounts that resulted solely from changes in the allocation of bulk reserves between the current and prior accident years (no impact on earnings).  The result is an approximation of the implied favorable development that had an impact on earnings.

	Year ended December 31,
	2012	2011	2010
	($ in thousands)
Reported favorable development experienced on prior years' reserves	$(13,057)	$(20,163)	$(28,726)
Adjustment for (adverse) favorable development that had no impact on earnings	(4,551)	1,396	(6,036)
Approximation of the implied favorable development that had an impact on earnings	$(17,608)	$(18,767)	$(34,762)

	Year ended December 31,
($ in thousands)	2012	2011	2010
Reinsurance
Premiums earned	$101,707	$94,753	$83,475
Losses and settlement expenses	69,496	91,525	46,527
Acquisition and other expenses	22,370	20,501	26,829
Underwriting profit (loss)	$9,841	$(17,273)	$10,119

Loss and settlement expense ratio	68.3%	96.6%	55.7%
Acquisition expense ratio	22.0%	21.6%	32.1%
Combined ratio	90.3%	118.2%	87.8%

Losses and settlement expenses:
Insured events of current year	$82,172	$104,461	$68,550
Decrease in provision for insured events of prior years	(12,676)	(12,936)	(22,023)

Total losses and settlement expenses	$69,496	$91,525	$46,527

Catastrophe and storm losses	$19,088	$27,883	$9,082

	Year ended December 31,
($ in thousands)	2012	2011	2010
Consolidated
REVENUES
Premiums earned	$458,846	$416,402	$389,122
Net investment income	44,145	46,111	49,489
Realized investment gains	8,017	9,303	3,869
Other income	859	828	783
	511,867	472,644	443,263
LOSSES AND EXPENSES
Losses and settlement expenses	303,388	342,974	254,641
Acquisition and other expenses	153,824	137,089	143,533
Interest expense	900	900	900
Other expense	2,122	2,673	1,741
	460,234	483,636	400,815
Income (loss) before income tax expense (benefit)	51,633	(10,992)	42,448
Income tax expense (benefit)	13,667	(8,255)	11,099
Net income (loss)	$37,966	$(2,737)	$31,349

Net income (loss) per share	$2.95	$(0.21)	$2.40

Loss and settlement expense ratio	66.1%	82.4%	65.4%
Acquisition expense ratio	33.5%	32.9%	36.9%
Combined ratio	99.6%	115.3%	102.3%

Losses and settlement expenses:
Insured events of current year	$329,121	$376,073	$305,390
Decrease in provision for insured events of prior years	(25,733)	(33,099)	(50,749)

Total losses and settlement expenses	$303,388	$342,974	$254,641

Catastrophe and storm losses	$53,460	$80,331	$42,144

The following table presents the reported amounts of favorable development experienced on prior years’ reserves and the portion of the reported development amounts that resulted solely from changes in the allocation of bulk reserves between the current and prior accident years (no impact on earnings).  The result is an approximation of the implied favorable development that had an impact on earnings.

	Year ended December 31,
	2012	2011	2010
	($ in thousands)
Reported favorable development experienced on prior years' reserves	$(25,733)	$(33,099)	$(50,749)
Adjustment for (adverse) favorable development that had no impact on earnings	(4,551)	1,396	(6,036)
Approximation of the implied favorable development that had an impact on earnings	$(30,284)	$(31,703)	$(56,785)

Year ended December 31, 2012 compared to year ended December 31, 2011

The Company reported net income of $37,966,000 ($2.95 per share) in 2012, a significant improvement from the $2,737,000 ($0.21 per share) net loss reported in 2011.  Both the property and casualty insurance segment and the reinsurance segment experienced good operating results during the second half of 2012.  The primary drivers of these good results were an increase in premium income, and a significant decline in catastrophe and storm losses from the record amount experienced in 2011.  Management has expended a great deal of time and resources into implementing much needed rate level increases in the commercial lines of business during the past two years, and those efforts have been successful.  These rate level increases had an increasingly positive impact on operating results during 2012 as they became earned.  Future operating results will continue to be positively impacted as the rate level increases become fully earned.

Premium income

Premiums earned increased 10.2 percent to $458,846,000 in 2012 from $416,402,000 in 2011.  A number of factors contributed to the increase in premium income.  In the property and casualty insurance segment, the majority of the increase is attributed to rate level increases, growth in insured exposures and an increase in retained policies.  In the reinsurance segment, the increases are attributed to rate level increases and a new offshore energy and liability account.  Premium rate levels improved in all lines of business, and are expected to continue to improve in 2013.

Premiums earned for the property and casualty insurance segment increased 11.0 percent to $357,139,000 in 2012 from $321,649,000 in 2011.  The vast majority of the increase in premiums earned is associated with renewal business, and reflects a combination of rate level increases, growth in insured exposures and an increase in retained policies.  Renewal business premium increased 9.5 percent during 2012.  Renewal rates on the six major lines of commercial business increased steadily during 2012 and ended the year at approximately 6 percent.  Management anticipates that overall rate level increases of approximately 6 percent will continue to be achieved at least through 2013.  Renewal rates for personal lines of business also increased, but did not have a significant impact on premiums earned due to an intentional reduction in policy count.  Overall policy retention remained stable at approximately 87 percent.  New business continues to account for a relatively small portion (just 14 percent) of the pool participants’ direct written premiums.  New business premium increased 19 percent in the commercial lines of business (the associated policy count increased 8.5 percent), but total new business premium increased only 7 percent due to a significant decline in personal lines new business premium.  New business applications in the commercial lines of business were up significantly during 2012, but careful underwriting resulted in a large number of declinations.

Premiums earned for the reinsurance segment declined 14.4 percent in the fourth quarter, but increased 7.3 percent to $101,707,000 for the year from $94,753,000 in 2011.  The decrease in the fourth quarter is primarily attributed to a significant decline in the year-end estimate of “earned but not reported” premiums on several pro rata accounts, including the new offshore energy and liability account.  The increase for the year is primarily attributed to rate level increases implemented during the January 1 renewal season and the new offshore energy and liability proportional account; however, the increase was limited by the cancellation of a large pro rata account written by MRB.  Rate levels, which had previously been declining, began trending higher during 2011 due to the large number of severe catastrophic events that occurred during the year.  This improved pricing continued through the January 1, 2012 renewal season, with rate increases averaging approximately 10 percent, and larger increases being achieved on contracts containing catastrophe exposures.  However, the pace of rate increases slowed somewhat during 2012, with July 1 renewal rates increasing approximately five to seven percent.  The new offshore energy and liability account generated approximately $12,375,000 of annual premiums (after the 10.0 percent charge for the excess of loss coverage) during the 2012 underwriting year.  Since the underlying policies have effective dates throughout the 2012 underwriting year, approximately 48.0 percent of this amount was earned during calendar year 2012, with the balance to be earned during calendar year 2013.  Annual premiums for the 2013 underwriting year are currently projected to be approximately $14,000,000.  The account covers oil rigs, platforms, and floating production, storage and offloading systems worldwide, with 56 percent of the premiums coming from the United States and United Kingdom.  The focus is on small to medium-sized enterprises involved with energy exploration and production, which comprises approximately 75 percent of the account.  The account also includes a small number of larger enterprises and a number of state-owned oil and gas companies.  Specialized underwriting and engineering areas work closely together to technically analyze each risk.  Gulf of Mexico windstorm exposure is minimal and first party removal of wreck is restricted in liability policies.

Effective January 1, 2012, MRB cancelled a large pro rata account with poor experience.  As a result, the reinsurance segment recorded a $3,406,000 portfolio adjustment decrease in premiums written in the first quarter of 2012 that offset a corresponding decrease in unearned premiums.  Ten percent of this amount ($341,000) was recorded as a reduction in the cost of the excess of loss coverage provided by Employers Mutual, and the reinsurance segment recognized $1,362,000 of negative commission allowance (commission income) to compensate for the acquisition costs incurred to generate this business.

Effective January 1, 2011, Country Mutual Insurance Company (Country Mutual) discontinued its participation in MRB.  As a result, Employers Mutual became a one-fourth participant in MRB, up from its previous approximate one-fifth participation.  In connection with Employers Mutual’s increased participation in MRB, the reinsurance segment recorded a $1,023,000 portfolio adjustment increase in premiums written in the first quarter of 2011 that offset a corresponding increase in unearned premium.  The reinsurance segment ceded ten percent of this amount ($102,000) to Employers Mutual under the terms of the excess of loss agreement, and recognized $399,000 of commission expense to compensate Country Mutual for the acquisition costs incurred to generate this business.

Effective January 1, 2013, Church Mutual Insurance Company (Church Mutual) became a member of  MRB.  As a result, Employers Mutual will once again become a one-fifth participant in MRB.  The addition of Church Mutual will strengthen the association’s surplus base and should favorably impact future marketing efforts.  However, there will be a short-term negative impact on the Company’s earned premiums since the association’s business will now be split between five participants rather than the current four.

Under the terms of the quota share agreement, the reinsurance subsidiary receives reinstatement premium income that is collected by Employers Mutual from the ceding companies when reinsurance coverage is reinstated after a loss event; however, the cap on losses assumed per event contained in the excess of loss agreement is automatically reinstated without cost.  This arrangement can produce unusual underwriting results for the reinsurance subsidiary when a large loss event occurs because the reinstatement premium income received by the reinsurance subsidiary may approximate, or even exceed, the amount of losses retained.  The reinsurance subsidiary recognized $2,344,000 and $3,139,000 of reinstatement premium income (net amount after 10 percent was ceded back to Employers Mutual under the terms of the excess of loss agreement) in 2012 and 2011, respectively.

Losses and settlement expenses

Losses and settlement expenses decreased 11.5 percent to $303,388,000 in 2012 from $342,974,000 in 2011, and the loss and settlement expense ratio decreased to 66.1 percent in 2012 from 82.4 percent in 2011.  The significant improvement in the 2012 loss and settlement expense ratio is primarily attributed to a decline in catastrophe and storm losses, as well as the increase in premium income previously noted.  Catastrophe and storm losses declined from the record amount experienced in 2011 to a more normal level of 11.7 percentage points of the 2012 loss and settlement expense ratio.  The most recent 10-year average for this period (which includes the record catastrophe and storm losses experienced in 2008 and 2011) is 9.7 percentage points.  In comparison, catastrophe and storm losses accounted for 19.3 percentage points of the loss and settlement expense ratio in 2011.  Losses associated with Superstorm Sandy were capped at $4,000,000 in the reinsurance segment and totaled only $907,000 in the property and casualty insurance segment.  Since premiums earned are utilized in the calculation of the loss and settlement expense ratio, the rate level increases implemented during the past two years also had a favorable impact on the 2012 ratio.  The actuarial analysis of the Company’s carried reserves as of December 31, 2012 indicates that the level of reserve adequacy is consistent with other recent evaluations.  From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.

The loss and settlement expense ratio for the property and casualty insurance segment decreased to 65.5 percent in 2012 from 78.2 percent in 2011.  This decrease is primarily attributed to a significant decline in catastrophe and storm losses and an increase in premium income.  Catastrophe and storm losses declined in 2012 to a more normal level of 9.6 percentage points of the loss and settlement expense ratio, which is slightly higher than the most recent 10-year average of 9.2 percentage points (which includes the record catastrophe and storm losses experienced in 2008 and 2011).  In comparison, catastrophe and storm losses accounted for 16.3 percentage points of the 2011 loss and settlement expense ratio.  Claim frequency declined in nearly all lines of business; however, the savings associated with this decline was largely offset by an increase in loss severity.  Large losses (which the Company defines as losses greater than $500,000 for the EMC Insurance Companies’ pool, excluding catastrophe and storm losses) decreased to $21,241,000 in 2012 from $24,044,000 in 2011.  The property and casualty insurance segment experienced $13,057,000 of favorable development on prior years’ reserves in 2012, compared to $20,163,000 in 2011.  The development amount for 2012 includes $4,551,000 of adverse development stemming from changes in the allocation of bulk reserves between the current and prior accident years, while the 2011 amount includes $1,396,000 of favorable development stemming from similar changes in the allocation of bulk reserves.  Development on prior years’ reserves resulting solely from changes in the allocation of bulk reserves between the current and prior accident years does not have an impact on earnings.  This is due to the fact that such development is simply a mathematical by-product of the mechanical process used to reallocate bulk reserves to the various accident years for financial reporting purposes.  Earnings are only impacted by changes in the total amount of carried reserves.

The loss and settlement expense ratio for the reinsurance segment decreased to 68.3 percent in 2012 from 96.6 percent in 2011.  This decrease is primarily attributed to the rate level increases previously noted and a decline in catastrophe and storm losses.  While less than 2011, catastrophe and storm losses were well above average in 2012.  During 2012, the reinsurance segment had three events, including Superstorm Sandy, which exceeded the $4,000,000 retention amount under the excess of loss agreement.  Losses from these three events totaled $23,722,000, with $12,000,000 retained by the reinsurance segment and the remaining $11,722,000 ($11,000,000 from Superstorm Sandy alone) ceded to Employers Mutual.  During 2011, the reinsurance segment experienced an unprecedented five events with losses greater than the $3,000,000 retention amount.  Losses from those five events totaled $31,500,000 at December 31, 2011, with $15,000,000 retained by the reinsurance segment and the remaining $16,500,000 ceded to Employers Mutual.  During 2012, the reinsurance segment also incurred $6,057,000 of losses on U.S. multi-peril crop reinsurance programs that resulted from the severe drought conditions that existed in much of the United States.  Because the losses from the crop reinsurance programs are not attributable to a specific event, they are not subject to the $4,000,000 cap on losses per event under the excess of loss agreement.  The favorable development experienced on prior years’ reserves in 2012 is primarily the HORAD book of business, and reflects a reduction in IBNR reserves for prior accident years that was greater than the actual losses reported for those accident years.

Acquisition and other expenses

Acquisition and other expenses increased 12.2 percent to $153,824,000 in 2012 from $137,089,000 in 2011.  The acquisition expense ratio also increased, totaling 33.5 percent in 2012 compared to 32.9 percent in 2011.  The large increase in acquisition and other expenses is primarily attributed to significant increases in both contingent commission and policyholder dividend expenses, both of which are reflective of the better underwriting results experienced in 2012.  The increase in the acquisition expense ratio was tempered by the significant increase in premium income.

For the property and casualty insurance segment, the acquisition expense ratio increased to 36.8 percent in 2012 from 36.2 percent in 2011.  The increase reflects higher contingent commission and policyholder dividend expenses resulting from the better underwriting results experienced in 2012, but was moderated by the significant increase in premium income.

For the reinsurance segment, the acquisition expense ratio increased to 22.0 percent in 2012 from 21.6 percent in 2011.  While the increase is primarily attributed to higher contingent commission expense, the impact on the acquisition expense ratio was limited by non-recurring commission adjustments recorded in 2012 and 2011.  During 2012, a $1,362,000 negative commission allowance was recorded in connection with the cancellation of a large MRB account.  However, a portion of this negative commission allowance was offset by the resulting release (amortization) of the related deferred policy acquisition cost asset, resulting in an immediate expense reduction of approximately $654,000 during the first quarter of 2012.  In 2011, the reinsurance segment recognized $399,000 of commission expense in conjunction with Country Mutual’s withdrawal from MRB.  A portion of this commission expense was capitalized as part of the deferred policy acquisition cost asset (to be expensed as the related premiums are earned), resulting in an immediate expense recognition of approximately $181,000 during the first quarter of 2011.

Investment results

Net investment income decreased 4.3 percent to $44,145,000 in 2012 from $46,111,000 in 2011.  The decrease is primarily attributed to the low interest rate environment that has persisted for the past several years.  During this time period, available cash flow has been invested in fixed maturity securities with progressively lower yields, resulting in a decline in the annualized yield of the fixed maturity portfolio.  The average coupon on the fixed maturity portfolio was 4.23 percent at December 31, 2012, compared to 4.58 percent and 4.98 percent at December 31, 2011 and 2010, respectively.  Management is actively pursuing ways to minimize the decline in investment income without increasing overall risk, such as the implementation of the new equity strategy during 2012 that emphasizes dividend income (see discussion below); however, investment income is currently projected to decline an additional 5.0 percent in 2013.  The effective duration of the Company’s fixed maturity portfolio was 4.20 years at December 31, 2012, compared to 4.65 years at December 31, 2011.

At the end of the first quarter of 2012, management reinvested approximately $35,000,000 from the current equity portfolio and $10,000,000 of cash into a new equity portfolio with an emphasis on dividend income.  In addition to a higher dividend return, this new equity strategy is expected to carry less market volatility.  The Company’s equity security holdings produced dividend income of $3,852,000 in 2012, compared to $2,362,000 in 2011.

The Company reported a net realized investment gain of $8,017,000 in 2012 compared to $9,303,000 in 2011.  The Company experienced an unusually large amount of realized investment gains in the first quarters of both 2012 and 2011, totaling $8,918,000 and $8,258,000, respectively.  The realized investment gains recognized in the first quarter of 2012 primarily resulted from the sale of equity securities.  Proceeds from those sales were used to fund the purchase of equity securities in the new portfolio that emphasizes dividend income.  The realized investment gains recognized during the first quarter of 2011 resulted from normal activity in the equity portfolio when market prices were at elevated levels.  “Other-than-temporary” investment impairment losses totaled $186,000 during 2012 compared to $5,960,000 in 2011.  The impairment losses in 2012 were recognized on four equity securities, while the impairment losses in 2011 were recognized on four residential mortgage-backed securities (all resulting from the intent to sell) and 36 equity securities.

Other expense

Other expense decreased 20.6 percent to $2,122,000 in 2012 from $2,673,000 in 2011.  The decrease is attributed to changes in the foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  Foreign currency exchange losses of $25,000 and $592,000 were recognized during 2012 and 2011, respectively.

Income tax

The Company had income tax expense of $13,667,000 in 2012 compared to an income tax benefit of $8,255,000 in 2011.  The effective tax rate for 2012 was 26.5 percent compared to 75.1 percent in 2011.  Note that the effective tax rate for 2011 is based on a tax benefit relative to pre-tax loss, thus an effective tax rate greater than the United States federal corporate tax rate of 35 percent is indicative of a favorable or “low” effective tax rate.  The fluctuation in the effective tax rate primarily reflects the variation in the amount of pre-tax income (loss) reported relative to the amount of tax-exempt interest income earned.

Year ended December 31, 2011 compared to year ended December 31, 2010

The Company had a net loss of $2,737,000 ($0.21 per share) in 2011, compared to net income of $31,349,000 ($2.40 per share) in 2010.  The net loss of 2011 was primarily attributed to an unprecedented amount of catastrophe and storm losses, as well as a significant decline in investment income.  2011 marked the fourth consecutive year of above average catastrophe and storm losses for the Company.  While this was not unprecedented, having most recently occurred during the period 1998 through 2001, it was also not common.  What was unusual about this current period of above-average catastrophe and storm losses was the fact that the Company had experienced record levels of catastrophe and storm losses in two of the four years.  This was due to the fact that during the past four years, tornados and hail storms had tended to hit more densely populated areas with larger concentrations of exposures, resulting in much higher levels of insured losses.  Historically, similar periods of increased storm activity had been associated with cyclical weather patterns, and high catastrophe and storm loss years such as 2011 had not necessarily been indicative of the future.  Nonetheless, the current active weather cycle accentuated the need for appropriate reinsurance coverage, and reinforced management’s ongoing attention to property exposure concentrations.

Premium income

Premiums earned increased 7.0 percent to $416,402,000 in 2011 from $389,122,000 in 2010.  Premium rate levels for the property and casualty insurance segment had risen slightly during 2011, and were beginning to show an upward trend.  Moderate rate increases continued to be implemented in the personal lines of business, most notably in personal property exposures.  The commercial lines of business remained very competitive; however, for the first time in six years, small rate increases were being obtained on most accounts and lines of business.  The unusually severe weather experienced during 2011 was not expected to have a significant impact on commercial lines rate levels in 2012; however, rate levels were expected to continue to improve steadily throughout the year and into 2013.

Premiums earned for the property and casualty insurance segment increased 5.2 percent to $321,649,000 in 2011 from $305,647,000 in 2010.  This growth was primarily attributed to an increase in policy retention, rate and exposure increases and, to a lesser extent, an increase in policy counts in both the commercial and personal lines of business.  Premium income for both 2011 and 2010 was negatively impacted by return premiums resulting from audits of policyholders’ insured exposures; however, the amount of premiums returned in 2011 was much less than the amount returned in 2010.  Premium income for 2011 was also negatively impacted by $964,000 of additional premiums ceded to outside reinsurance companies to reinstate the property and casualty insurance segment’s share of the pool’s catastrophe reinsurance protection as a result of the severe tornado losses in the second quarter.  Renewal business premium increased approximately seven percent during 2011 compared to 2010; however, new business premium was down slightly.  The overall policy retention rate increased to approximately 88 percent from 86 percent in 2010.  Premium rates continued to improve in the personal lines of business during 2011, but the commercial lines of business, which accounted for more than 80 percent of the property and casualty insurance segment’s premium income, remained very competitive.  While the overall rate level of the commercial lines of business remained relatively steady during 2011, the pool participants were able to begin implementing some small rate increases for the first time since 2005.

Premiums earned for the reinsurance segment increased 13.5 percent to $94,753,000 in 2011 from $83,475,000 in 2010.  This increase was primarily attributed to increased participation in the MRB pool (from an approximate one-fifth share in 2010 to a one-fourth share in 2011), an increase in facility business (includes reinsurance business from small to mid-size insurance companies, and new property business in central and eastern Europe) and an increase in reinstatement premium income.  The reinsurance segment benefited from a small decline in the cost of the excess of loss reinsurance protection provided by Employers Mutual (from 10.5 percent in 2010 to 10.0 percent in 2011); however, this benefit was offset by additional reinsurance premiums paid to Employers Mutual to provide reinsurance protection on the direct reinsurance business written outside the quota share agreement.  Due to the mild 2010 hurricane season and a recovery in the reinsurance industry’s capital level, premium rate levels declined slightly during the January 1, 2011 renewal season.  However, the market subsequently trended higher due to the number of severe catastrophic events that occurred in 2011 (including the Japan earthquake and tsunami, and the unprecedented number of severe tornadoes in the United States during the second quarter), and this improved pricing continued through the January 1, 2012 renewal season.

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

Losses and settlement expenses

Losses and settlement expenses increased 34.7 percent to $342,974,000 in 2011 from $254,641,000 in 2010, and the loss and settlement expense ratio increased to 82.4 percent in 2011 from 65.4 percent in 2010.  The ratio for 2010 reflected a reduction of 1.6 percentage points associated with the reclassification of $6,065,000 from IBNR reserves to contingent commission reserves in the reinsurance segment.  The large increase in the 2011 loss and settlement expense ratio was primarily attributed to a record amount of catastrophe and storm losses, which totaled $80,331,000 ($4.04 per share after tax), compared to $42,144,000 ($2.10 per share after tax) in 2010.  Catastrophe and storm losses accounted for 19.3 percentage points of the loss and settlement expense ratio in 2011, which was significantly higher than the 10.8 percentage points reflected in the 2010 ratio, and the 10-year (2001 through 2010) historical average of approximately 8.0 percentage points.  The increase in the 2011 loss and settlement expense ratio also reflected a significant decline in the amount of favorable development experienced on prior years’ reserves.  The actuarial analysis of the Company’s carried reserves as of December 31, 2011 indicated that the level of reserve adequacy was consistent with other recent evaluations.  From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.

The loss and settlement expense ratio for the property and casualty insurance segment increased to 78.2 percent in 2011 from 68.1 percent in 2010.  The increase in the 2011 ratio was primarily attributed to a record amount of catastrophe and storm losses, which totaled $52,448,000, compared to $33,062,000 in 2010.  Catastrophe and storm losses accounted for 16.3 percentage points of the 2011 loss and settlement expense ratio, which was significantly higher than the 10.8 percentage points reflected in the 2010 ratio, and the 10-year (2001 through 2010) historical average of 7.8 percentage points.  The property and casualty insurance segment continued to experience favorable development on prior years’ reserves during 2011, but the amount was substantially less than the amount reported in 2010.  The decline in favorable development was largely attributed to a decline in the amount of favorable development experienced with the final settlement of prior accident years’ claims and less favorable IBNR emergence.  Development amounts can vary significantly from year to year depending on a number of factors, including the number of claims settled and the settlement terms, and should therefore not be considered a reliable factor in assessing the adequacy of carried reserves.

The loss and settlement expense ratio for the reinsurance segment increased to 96.6 percent in 2011 from 55.7 percent in 2010.  The ratio for 2010 reflected a reduction of 7.3 percentage points associated with the reclassification of $6,065,000 from IBNR reserves to contingent commission reserves.  The increase in the 2011 ratio was primarily attributed to a significant increase in catastrophe and storm losses and a decline in the amount of favorable development experienced on prior years’ reserves (excluding the reclassification of the IBNR reserves).  During 2011, the reinsurance subsidiary experienced an unprecedented five events with losses greater than the $3,000,000 retention amount contained in the excess of loss agreement.  Total losses from these five events were estimated at $31,500,000, with $15,000,000 retained by the reinsurance subsidiary and the remaining $16,500,000 ceded to Employers Mutual.  The reinsurance subsidiary continued to experience favorable development on prior years’ reserves in 2011.  The amount reported for 2010 included $6,065,000 of favorable development resulting from the previously noted reclassification of IBNR reserves to contingent commissions, which had no impact on operating income.  The HORAD book of business (which accounted for almost all of the favorable reserve development) experienced uncharacteristic adverse development on the 2010 catastrophe excess and property pro rata lines of business.  The MRB book of business experienced little development in 2011.

Acquisition and other expenses

Acquisition and other expenses decreased 4.5 percent to $137,089,000 in 2011 from $143,533,000 in 2010.  The acquisition expense ratio decreased to 32.9 percent in 2011 from 36.9 percent in 2010.  The ratio for 2010 reflected an increase of 1.6 percentage points associated with the reclassification of $6,065,000 from IBNR reserves to contingent commission reserves in the reinsurance segment.

For the property and casualty insurance segment, the acquisition expense ratio decreased to 36.2 percent in 2011 from 38.2 percent in 2010.  This decrease was primarily attributed to declines in policyholder dividend expense and agents’ contingent commissions, both of which reflect the deterioration in 2011 underwriting results.  Growth in premium revenue, coupled with continued careful oversight of general administrative costs, also contributed to the decline in the 2011 ratio.

For the reinsurance segment, the acquisition expense ratio decreased to 21.6 percent in 2011 from 32.1 percent in 2010.  The ratio for 2010 reflected an increase of 7.3 percentage points associated with the reclassification of $6,065,000 from IBNR reserves to contingent commission reserves.  Excluding this one-time adjustment, the decrease in the 2011 ratio was primarily attributed to a decline in contingent commissions on the MRB book of business, as well as the growth in premium revenue.  Partially offsetting the decline in contingent commissions was $399,000 of commission expense recorded in conjunction with Country Mutual’s withdrawal from the MRB pool.  However, a portion of these commissions were capitalized as part of the deferred policy acquisition cost asset (to be expensed as the related premiums were earned), resulting in an immediate expense recognition of approximately $181,000 during the first quarter of 2011.

Investment results

Net investment income decreased 6.8 percent to $46,111,000 in 2011 from $49,489,000 in 2010.  This decrease was primarily attributed to the low interest rate environment that had existed for the past several years.  During this time period, available cash flow was invested in fixed maturity securities with progressively lower yields, resulting in a persistent decline in the annualized yield of the fixed maturity portfolio.  The average coupon on the fixed maturity portfolio had declined to 4.58 percent at December 31, 2011, compared to 4.98 percent and 5.27 percent at December 31, 2010 and 2009, respectively.  Also contributing to the decline in investment income was a decrease in the par value of the fixed maturity portfolio, which resulted from claim payments associated with the record catastrophe losses experienced during 2011.  The effective duration of the Company’s fixed maturity portfolio was 4.65 years at December 31, 2011, compared to 5.75 years at December 31, 2010.  The Company’s equity portfolio returned 4.46 percent during 2011, compared to 2.11 percent for the S&P 500.  Due to the factors described above, investment income was projected to decline again in 2012; however, the decline was expected to be less than the decline experienced in 2011.

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

Other expense

Other expense increased 53.5 percent to $2,673,000 in 2011 from $1,741,000 in 2010.  This increase was attributed to changes in the amount of foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  During 2011, the reinsurance segment had a foreign currency exchange loss of $592,000, compared to a foreign currency exchange gain of $346,000 in 2010.

Income tax

The Company had an income tax benefit of $8,255,000 in 2011 compared to income tax expense of $11,099,000 in 2010.  The effective tax rate for 2011 was 75.1 percent compared to 26.1 percent in 2010.  Note that the 2011 effective tax rate was based on tax benefits relative to pre-tax losses, thus an effective tax rate larger than the United States federal corporate tax rate of 35 percent was indicative of a favorable or “low” effective tax rate.  The “low” effective tax rate for 2011 primarily reflected a small amount of pre-tax loss relative to the amount of tax-exempt interest income earned.  The effective tax rate for 2010 was elevated by 1.9 percentage points due to the impact of tax law changes signed into law during the first quarter of 2010 in connection with the passage of the Patient Protection and Affordable Care Act (H.R. 3590) and the follow-up Health Care and Education Reconciliation Act of 2010 (H.R. 4872) (the “Acts”).  In accordance with these Acts, beginning in 2013 the Company will no longer be able to claim a tax deduction for drug expenses that are reimbursed under the Medicare Part D retiree drug subsidy program.  Although this tax change did not take effect until 2013, the Company was required to recognize the financial impact of the change beginning in the period in which the Acts were signed.  As a result of the Acts, the Company recognized a decrease in its deferred tax asset of $794,000 during the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $55,038,000 in 2012, $11,765,000 in 2011 and $30,322,000 in 2010.  The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.

The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase programs.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  See note 6 of Notes to Consolidated Financial Statements for additional information regarding dividend restrictions.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2013 without prior regulatory approval is approximately $38,839,000.  The Company received $12,050,000, $10,000,000 and $17,000,000 of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $10,439,000, $9,941,000 and $9,512,000 in 2012, 2011 and 2010, respectively.

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

The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At December 31, 2012 and 2011, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $51,318,000 and $37,872,000, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

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

The Company held $863,000 and $15,000 in minority ownership interests in limited partnerships and limited liability companies at December 31, 2012 and 2011, respectively.  The Company does not hold any other unregistered securities.

The Company’s cash balance was $330,000 and $255,000 at December 31, 2012 and 2011, respectively.

Employers Mutual contributed $15,000,000, $17,400,000 and $26,000,000 to its qualified pension plan in 2012, 2011 and 2010, respectively, and plans to contribute approximately $15,000,000 to the qualified pension plan in 2013.  The Company reimbursed Employers Mutual $4,589,000, $5,348,000 and $7,973,000 for its share of the pension contributions in 2012, 2011 and 2010, respectively.  Employers Mutual contributed $1,500,000, $8,000,000 and $2,480,000 to its postretirement benefit plans in 2012, 2011 and 2010, respectively, and expects to contribute approximately $4,000,000 to the postretirement benefit plans in 2013.  The Company reimbursed Employers Mutual $434,000, $2,244,000 and $697,000 for its share of the postretirement benefit plan contributions in 2012, 2011 and 2010, respectively.

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  All of the Company’s property and casualty insurance subsidiaries were well under this guideline at December 31, 2012.

The Company’s insurance subsidiaries are required to maintain a certain minimum level of surplus on a statutory basis, and are subject to regulations under which the payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities.  The Company’s insurance subsidiaries are also subject to annual Risk Based Capital (RBC) requirements that may further impact their ability to pay dividends.  RBC requirements attempt to measure minimum statutory capital needs based upon the risks in a company’s mix of products and investment portfolio.  At December 31, 2012, the Company’s insurance subsidiaries had total adjusted statutory capital well in excess of the minimum RBC requirement.

The Company’s total cash and invested assets at December 31, 2012 and 2011 are summarized as follows:

	December 31, 2012
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturity securities available-for-sale	$920,844	$999,795	83.7%	$999,795
Equity securities available-for-sale	111,852	140,294	11.8	140,294
Cash	330	330	-	330
Short-term investments	53,419	53,419	4.5	53,419
Other long-term investments	863	863	-	863
	$1,087,308	$1,194,701	100.0%	$1,194,701

	December 31, 2011
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturity securities available-for-sale	$899,940	$958,204	86.1%	$958,204
Equity securities available-for-sale	90,866	111,300	10.0	111,300
Cash	255	255	-	255
Short-term investments	42,629	42,629	3.9	42,629
Other long-term investments	14	14	-	14
	$1,033,704	$1,112,402	100.0%	$1,112,402

The amortized cost and estimated fair value of fixed maturity and equity securities at December 31, 2012 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
($ in thousands)	cost	gains	losses	fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,698	$287	$-	$4,985
US government-sponsored agencies	159,548	3,229	334	162,443
Obligations of states and political subdivisions	335,188	35,776	2	370,962
Commercial mortgage-backed	69,952	10,413	16	80,349
Residential mortgage-backed	46,287	1,777	274	47,790
Other asset-backed	9,721	1,566	-	11,287
Corporate	295,450	26,775	246	321,979
Total fixed maturity securities	920,844	79,823	872	999,795

Equity securities:
Common stocks:
Financial services	14,497	3,630	34	18,093
Information technology	12,331	4,723	128	16,926
Healthcare	14,824	4,200	-	19,024
Consumer staples	12,020	1,593	3	13,610
Consumer discretionary	10,830	6,261	-	17,091
Energy	14,630	4,800	-	19,430
Industrials	7,639	936	-	8,575
Other	16,749	2,215	283	18,681
Non-redeemable preferred stocks	8,332	648	116	8,864
Total equity securities	111,852	29,006	564	140,294
Total securities available-for-sale	$1,032,696	$108,829	$1,436	$1,140,089

The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual at an interest rate of 3.60 percent.  The Inter-Company Committees of the boards of directors of the Company and Employers Mutual approved a decrease in the interest rate on the outstanding notes to 1.35 percent effective February 1, 2013, subject to regulatory approval.  Reviews of the interest rate are conducted by the Inter-Company Committees every five years, with the next review due in 2018.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $900,000 in each of the years 2012, 2011 and 2010.  At December 31, 2012, the Company’s property and casualty insurance subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2012.

As of December 31, 2012, the Company had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

Employers Mutual collects from agents, policyholders and ceding companies all premiums associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the reinsurance subsidiary.  Employers Mutual settles with the pool participants (monthly) and the reinsurance subsidiary (quarterly) the premiums written from these insurance policies and reinsurance contracts, providing full credit for the premiums written during the period (not just the collected portion).  Due to this arrangement, and since a significant portion of these premium balances are collected over the course of the coverage period, Employers Mutual carries a substantial receivable balance for insurance and reinsurance premiums in process of collection.  Any of these receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is charged to the reinsurance subsidiary or allocated to the pool members on the basis of pool participation.  As a result, the Company has an off-balance sheet arrangement with an unconsolidated entity that results in a credit-risk exposure (Employers Mutual’s insurance and reinsurance premium receivable balances) that is not reflected in the Company’s financial statements.  The average annual expense for such charge-offs allocated to the Company over the past ten years is $325,000.  Based on this historical data, this credit-risk exposure is not considered to be material to the Company’s results of operations or financial position, and accordingly, no loss contingency liability has been recorded.

Investment Impairments and Considerations

The Company recorded “other-than-temporary” investment impairment losses totaling $186,000 on four equity securities during 2012, compared to $5,960,000 on 36 equity securities and four residential mortgage-backed securities (all resulting from an intent to sell) during 2011.

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

At December 31, 2012, the Company had unrealized losses on available-for-sale securities as presented in the table below.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities.  Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at December 31, 2012.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $933,000, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of December 31, 2012.

	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$33,950	$334	$-	$-	$33,950	$334
Obligations of states and political subdivisions	3,234	2	-	-	3,234	2
Commercial mortgage-backed	3,773	16	-	-	3,773	16
Residential mortgage-backed	5,304	274	-	-	5,304	274
Corporate	17,568	246	-	-	17,568	246
Subtotal, fixed maturity securities	63,829	872	-	-	63,829	872

Equity securities:
Common stocks:
Financial services	881	34	-	-	881	34
Information technology	1,435	128	-	-	1,435	128
Consumer staples	90	3	-	-	90	3
Other	2,404	283	-	-	2,404	283
Non-redeemable preferred stocks	-	-	1,884	116	1,884	116
Subtotal, equity securities	4,810	448	1,884	116	6,694	564
Total temporarily impaired securities	$68,639	$1,320	$1,884	$116	$70,523	$1,436

Following is a schedule of the maturity dates of the fixed maturity securities presented in the above table.

			Gross
	Book	Fair	unrealized
($ in thousands)	value	value	loss
Due in one year or less	$-	$-	$-
Due after one year through five years	1,951	1,951	-
Due after five years through ten years	5,978	5,937	41
Due after ten years	47,405	46,864	541
Mortgage-backed securities	9,367	9,077	290
	$64,701	$63,829	$872

The Company does not purchase non-investment grade securities.  Any non-investment grade securities held are the result of rating downgrades that occurred subsequent to their purchase.  At December 31, 2012, non-investment grade fixed maturity securities held by the Company included eleven securities, ten of which were residential mortgage-backed securities.  None of these securities were in an unrealized loss position at December 31, 2012.

Following is a schedule of gross realized losses recognized in 2012 from the sale of securities and from “other-than-temporary” investment impairments.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.  This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc.

	Realized losses from sales			"Other-than-	Total
			Gross	temporary"	gross
	Book	Sales	realized	impairment	realized
($ in thousands)	value	price	losses	losses	losses
Fixed maturity securities:
Three months or less	$-	$-	$-	$-	$-
Over three months to six months	-	-	-	-	-
Over six months to nine months	-	-	-	-	-
Over nine months to twelve months	-	-	-	-	-
Over twelve months	509	499	10	-	10
	$509	$499	$10	$-	$10

Equity securities:
Three months or less	$26,434	$24,183	$2,251	$149	$2,400
Over three months to six months	2,092	1,794	298	37	335
Over six months to nine months	-	-	-	-	-
Over nine months to twelve months	137	120	17	-	17
Over twelve months	-	-	-	-	-
	$28,663	$26,097	$2,566	$186	$2,752

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

The following table reflects the Company’s contractual obligations as of December 31, 2012.  Included in the table are the estimated payments that the Company expects to make in the settlement of its loss and settlement expense reserves and with respect to its long-term debt.  One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All of these lease costs are included as expenses under the pooling agreement.  Included in the following table is the Company’s current 30.0 percent aggregate participation percentage of all operating lease obligations of the parties to the pooling agreement.

	Payments due by period
		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
Contractual obligations	($ in thousands)
Loss and settlement expense reserves (1)	$583,097	$230,396	$216,838	$79,182	$56,681
Long-term debt (2)	25,000	-	-	-	25,000
Interest expense on long-term debt (3)	3,984	900	722	675	1,687
Real estate operating leases	7,602	1,328	2,454	1,811	2,009
Total	$619,683	$232,624	$220,014	$81,668	$85,377

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

(3)
Interest expense on long-term debt reflects the interest expense on the surplus notes issued by the Company’s property and casualty insurance subsidiaries to Employers Mutual.  The interest rate on the surplus notes is subject to change every five years (rate was decreased to 1.35 percent effective February 1, 2013, with the next review scheduled for 2018).  Interest payments on the surplus notes are subject to prior approval of the regulatory authorities of the issuing company’s state of domicile.  The balance shown under the heading “More than 5 years” represents estimated interest expense for years six through ten.  Since the surplus notes have no maturity date and the interest rate is subject to change every five years, interest expense could be greater than the amounts shown.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $1,016,000 and $1,039,000 have been accrued as of December 31, 2012 and 2011, respectively.  Premium tax offsets of $653,000 and $666,000, which are related to prior guarantee fund payments and current assessments, have been accrued as of December 31, 2012 and 2011, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  Estimated second-injury fund assessments of $1,579,000 and $1,873,000 have been accrued as of December 31, 2012 and 2011, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $165,000 at December 31, 2012.  The Company has a contingent liability for the aggregate guaranteed amount of the annuities of $239,000 at December 31, 2012 should the issuers of those annuities fail to perform.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

MARKET RISK

The main objectives in managing the Company’s investment portfolios are to maximize after-tax investment return while minimizing risk, in order to provide maximum support for the underwriting operations.  Investment strategies are developed based upon many factors including underwriting results, regulatory requirements, fluctuations in interest rates and consideration of other market risks.  Investment decisions are centrally managed by investment professionals and are supervised by the investment committees of the respective boards of directors for each of the Company’s subsidiaries.

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

			Estimated	Hypothetical
			fair value	percentage
	Estimated fair	Hypothetical	after	increase
	value at	change in	hypothetical	(decrease) in
	December 31,	interest rate	change in	Stockholders'
($ in thousands)	2012	(bp=basis points)	interest rate	Equity

Fixed maturity securities:
U.S. treasury	$4,985	200 bp decrease	$5,296	0.05%
		100 bp decrease	5,137	0.02
		100 bp increase	4,837	(0.02)
		200 bp increase	4,695	(0.05)

U.S. government-sponsored agencies	$162,443	200 bp decrease	$168,552	0.99%
		100 bp decrease	165,963	0.57
		100 bp increase	151,473	(1.78)
		200 bp increase	137,962	(3.97)

Obligations of states and political subdivisions	$370,962	200 bp decrease	$404,117	5.37%
		100 bp decrease	387,334	2.65
		100 bp increase	352,033	(3.07)
		200 bp increase	330,069	(6.63)

Commercial mortgage-backed	$80,349	200 bp decrease	$83,873	0.57%
		100 bp decrease	82,078	0.28
		100 bp increase	78,683	(0.27)
		200 bp increase	77,076	(0.53)

Residential mortgage-backed	$47,790	200 bp decrease	$48,960	0.19%
		100 bp decrease	48,740	0.15
		100 bp increase	45,921	(0.30)
		200 bp increase	43,390	(0.71)

Other asset-backed	$11,287	200 bp decrease	$12,460	0.19%
		100 bp decrease	11,852	0.09
		100 bp increase	10,760	(0.09)
		200 bp increase	10,270	(0.16)

Corporate	$321,979	200 bp decrease	$355,244	5.39%
		100 bp decrease	338,120	2.62
		100 bp increase	306,704	(2.47)
		200 bp increase	292,403	(4.79)

Total fixed maturity securities	$999,795	200 bp decrease	$1,078,502	12.75%
		100 bp decrease	1,039,224	6.39
		100 bp increase	950,411	(8.00)
		200 bp increase	895,865	(16.84)

The Company monitors interest rate risk through an analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter term instruments given the results of interest rate simulations and judgments of cash flow needs.  The effective duration of the Company’s fixed maturity portfolio at December 31, 2012 was 4.20 years.

The valuation of the Company’s marketable equity portfolio is subject to equity price risk.  In general, equities have more year-to-year price variability than bonds.  However, returns from equity securities have been consistently higher over longer time frames.  The Company invests in a diversified portfolio of readily marketable equity securities.  A hypothetical 10 percent decrease in the S&P 500 index as of December 31, 2012 would result in a corresponding pre-tax decrease in the fair value of the Company’s equity portfolio of approximately $13,143,000.

Fixed maturity securities held by the Company generally have an investment quality rating of “A” or better by independent rating agencies.  The following table shows the composition of the Company’s fixed maturity securities, by rating, as of December 31, 2012.

	Securities
	available-for-sale
	(at fair value)
($ in thousands)	Amount	Percent
Rating:
AAA	$296,157	29.6%
AA	375,960	37.6
A	291,043	29.1
BAA	30,423	3.1
BA	3,048	0.3
B	1,743	0.2
CAA	1,122	0.1
CA	299	-
Total fixed maturities	$999,795	100.0%

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

Municipal fixed maturity securities, including taxable, tax-exempt and pre-refunded securities, totaled $370,962,000 as of December 31, 2012.  Municipal securities are well diversified between general obligation and revenue bonds, as well as geographically.  The Company’s credit analysis of municipal securities is predominantly based on the underlying credit quality of the obligor.  Therefore, although a portion of the Company’s municipal securities are guaranteed by financial guaranty insurers, reliance is placed on the underlying obligor to pay all contractual cash flows.  The ratings of insured municipal securities generally reflect the rating of the underlying primary obligor.  The average quality of the municipal fixed maturity securities portfolio is Aa2/AA with over 99 percent of securities rated A3/A- or higher.  Approximately $92,877,000 of the Company’s municipal securities have been pre-refunded, which means that funds have been set aside in escrow to satisfy the future interest and principal obligations of the securities.

Prepayment risk refers to changes in prepayment patterns that can shorten or lengthen the expected timing of principal repayments and thus the average life and the effective yield of a security.  Such risk exists primarily within the portfolio of mortgage-backed securities.  Prepayment risk is monitored regularly through the analysis of interest rate simulations.  At December 31, 2012, the effective duration of the mortgage-backed securities is 2.6 years with an average life of 3.3 years and a yield to worst of 1.4 percent.  At December 31, 2011, the effective duration of the mortgage-backed securities was 3.1 years, with an average life of 3.6 years and a yield to worst of 3.6 percent.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB updated its guidance related to the Comprehensive Income Topic 220 of the ASC.  The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income.  This updated guidance requires an entity to report the impact of the reclassified amounts on the respective line items of the statement of income if the amount is required to be reclassified in its entirety.  For amounts that are not reclassified in their entirety on the statement of income in the same reporting period, cross-referencing to other existing disclosures that provide additional detail about those amounts is required.  This guidance is to be applied prospectively to annual and interim reporting periods beginning after December 15, 2012.  Early adoption is permitted.  The Company will adopt this guidance during the first quarter of 2013.  Adoption of this guidance will have no impact on the consolidated financial condition or operating results of the Company.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management believes that, as of December 31, 2012, the Company maintained effective internal control over financial reporting.

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

The Board of Directors and Stockholders
EMC Insurance Group Inc.

We have audited EMC Insurance Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  EMC Insurance Group Inc. and Subsidiaries’ (the Company) management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, EMC Insurance Group Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of EMC Insurance Group Inc. and Subsidiaries and our report dated March 12, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 12, 2013

Report of Independent Registered Public Accounting Firm
On Consolidated Financial Statements

The Board of Directors and Stockholders
EMC Insurance Group Inc.

We have audited the accompanying consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMC Insurance Group Inc. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its method of accounting for the capitalization of deferred policy acquisition costs effective January 1, 2012.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), EMC Insurance Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 12, 2013

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
		(As Adjusted)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $920,843,939 and $899,939,616)	$999,794,857	$958,203,576
Equity securities available-for-sale, at fair value (cost $111,851,963 and $90,866,131)	140,293,825	111,300,053
Other long-term investments	863,257	14,527
Short-term investments	53,418,914	42,628,926
Total investments	1,194,370,853	1,112,147,082

Cash	330,392	255,042
Reinsurance receivables due from affiliate	34,277,728	39,517,108
Prepaid reinsurance premiums due from affiliate	5,195,892	9,378,026
Deferred policy acquisition costs (all affiliated)	34,425,593	30,849,717
Prepaid pension benefits due from affiliate	1,413,104	-
Accrued investment income	9,938,714	10,256,499
Accounts receivable	2,390,955	1,644,782
Income taxes recoverable	1,588,089	9,670,459
Deferred income taxes	-	6,710,919
Goodwill	941,586	941,586
Other assets (affiliated $5,760,369 and $2,584,111)	5,836,200	2,659,942
Total assets	$1,290,709,106	$1,224,031,162

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
		(As Adjusted)
LIABILITIES
Losses and settlement expenses (affiliated $577,476,988 and $588,846,586)	$583,096,965	$593,300,247
Unearned premiums (all affiliated)	196,215,465	180,689,377
Other policyholders' funds (all affiliated)	6,055,111	5,061,160
Surplus notes payable to affiliate	25,000,000	25,000,000
Amounts due affiliate to settle inter-company transaction balances	19,127,010	21,033,627
Pension and postretirement benefits payable to affiliate	30,714,633	29,671,835
Deferred income taxes	6,352,690	-
Other liabilities (affiliated $22,794,304 and $16,744,447)	22,938,068	16,934,321
Total liabilities	889,499,942	871,690,567

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 12,909,457 shares in 2012 and 12,875,591 shares in 2011	12,909,457	12,875,591
Additional paid-in capital	89,205,881	88,310,632
Accumulated other comprehensive income (loss):
Net unrealized gains on investments	69,805,305	51,153,622
Unrecognized pension and postretirement benefit obligations (all affiliated)	(22,052,930)	(23,813,112)
Total accumulated other comprehensive income	47,752,375	27,340,510
Retained earnings	251,341,451	223,813,862
Total stockholders' equity	401,209,164	352,340,595
Total liabilities and stockholders' equity	$1,290,709,106	$1,224,031,162

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2012	2011	2010
		(As Adjusted)	(As Adjusted)
REVENUES
Premiums earned (affiliated $452,334,205, $410,955,792 and $384,335,196)	$458,845,999	$416,402,313	$389,122,150
Investment income, net	44,145,074	46,110,925	49,489,215
Net realized investment gains, excluding impairment losses on available-for-sale securities	8,202,651	15,263,426	6,253,079
Total "other-than-temporary" impairment losses on available-for-sale securities	(185,623)	(5,874,116)	(2,263,737)
Portion of "other-than-temporary" impairment losses on fixed maturity available-for-sale securities reclassified from other comprehensive income (before taxes)	-	(86,017)	(120,539)
Net impairment losses on available-for-sale securities	(185,623)	(5,960,133)	(2,384,276)
Net realized investment gains	8,017,028	9,303,293	3,868,803
Other income (all affiliated)	859,426	828,110	783,346
Total revenues	511,867,527	472,644,641	443,263,514

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $298,798,399, $338,658,534 and $252,186,372)	303,387,715	342,974,437	254,640,519
Dividends to policyholders (all affiliated)	8,630,580	5,255,568	8,013,843
Amortization of deferred policy acquisition costs (affiliated $82,539,551, $75,900,854 and $71,342,879)	84,274,773	77,318,057	72,645,370
Other underwriting expenses (affiliated $60,981,322, $54,541,637 and $62,965,590)	60,918,591	54,515,442	62,873,830
Interest expense (all affiliated)	900,000	900,000	900,000
Other expense (affiliated $2,044,343, $2,830,745 and $1,822,758) .	2,122,254	2,672,654	1,741,270
Total losses and expenses	460,233,913	483,636,158	400,814,832
Income (loss) before income tax expense (benefit)	51,633,614	(10,991,517)	42,448,682

INCOME TAX EXPENSE (BENEFIT)
Current	11,594,581	(9,818,259)	7,291,068
Deferred	2,072,604	1,564,021	3,809,043
Total income tax expense (benefit)	13,667,185	(8,254,238)	11,100,111
Net income (loss)	$37,966,429	$(2,737,279)	$31,348,571

Net income (loss) per common share -basic and diluted	$2.95	$(0.21)	$2.40

Average number of common shares outstanding -basic and diluted	12,886,667	12,912,718	13,038,263

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2012	2011	2010
		(As Adjusted)	(As Adjusted)

Net income (loss)	$37,966,429	$(2,737,279)	$31,348,571

OTHER COMPREHENSIVE INCOME (LOSS)

Change in unrealized holding gains on investment securities, net of deferred income tax expense of $12,849,174, $10,712,640 and $6,036,247	23,862,752	19,894,900	11,210,173

Reclassification adjustment for realized investment gains included in net income (loss), net of income tax (expense) of ($2,805,959), ($3,286,258) and ($1,396,270)	(5,211,069)	(6,103,052)	(2,593,072)

Change in unrealized holding gains (losses) on fixed maturity securities with "other-than-temporary" impairment, net of deferred income tax expense (benefit) of $0, $7,507 and ($23,345)	-	13,941	(43,356)

Reclassification adjustment for realized investment losses from fixed maturity securities with "other-than-temporary" impairment included in net income (loss), net of income tax benefit of $0, $30,106 and $42,188	-	55,911	78,351

Change in funded status of affiliate's pension and postretirement benefit plans, net of deferred income tax expense (benefit) of $947,790, ($5,932,055) and ($112,514):
Net actuarial gain (loss)	1,372,617	(10,734,397)	65,206
Prior service cost (credit)	387,565	(282,280)	(274,157)
Total change in funded status of affiliate's pension and postretirement benefit plans	1,760,182	(11,016,677)	(208,951)

Other comprehensive income	20,411,865	2,845,023	8,443,145

Total comprehensive income	$58,378,294	$107,744	$39,791,716

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated
			other		Total
	Common	Additional	comprehensive	Retained	stockholders'
	stock	paid-in capital	income (loss)	earnings	equity
Balance at December 31, 2009, as previously reported	$13,114,481	$92,804,282	$16,052,342	$220,446,580	$342,417,685
Adjustment for retrospective adoption of ASC Topic 944 accounting for costs associated with acquiring or renewing insurance contracts				(5,790,333)	(5,790,333)
Balance at January 1, 2010, as adjusted	13,114,481	92,804,282	16,052,342	214,656,247	336,627,352
Issuance of common stock through affiliate's stock plans	57,597	1,048,008			1,105,605
Repurchase of common stock	(244,400)	(5,052,137)			(5,296,537)
Increase resulting from stock-based compensation expense associated with affiliate's stock plans allocated to the Company		137,141			137,141
Change in unrealized gains on investment securities, net of deferred income taxes			8,617,101		8,617,101
Change in unrealized gains on fixed maturity securities with "other-than-temporary" impairment, net of deferred income taxes			34,995		34,995
Change in funded status of affiliate's pension and postretirement benefit plans, net of deferred income taxes.			(208,951)		(208,951)
Net income, as adjusted .				31,348,571	31,348,571
Dividends paid to public stockholders ($.73 per share)				(3,783,428)	(3,783,428)
Dividends paid to affiliate ($.73 per share)				(5,728,932)	(5,728,932)
Balance at December 31, 2010, as adjusted	12,927,678	88,937,294	24,495,487	236,492,458	362,852,917

 All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated
			other		Total
	Common	Additional	comprehensive	Retained	stockholders'
	stock	paid-in capital	income (loss)	earnings	equity
Balance at December 31, 2010, as adjusted	$12,927,678	$88,937,294	$24,495,487	$236,492,458	$362,852,917
Issuance of common stock through affiliate's stock plans	46,113	928,380			974,493
Repurchase of common stock	(98,200)	(1,751,696)			(1,849,896)
Increase resulting from stock-based compensation expense associated with affiliate's stock plans allocated to the Company		196,654			196,654
Change in unrealized gains on investment securities, net of deferred income taxes			13,791,848		13,791,848
Change in unrealized gains on fixed maturity securities with "other-than-temporary" impairment, net of deferred income taxes			69,852		69,852
Change in funded status of affiliate's pension and postretirement benefit plans, net of deferred income taxes			(11,016,677)		(11,016,677)
Net loss, as adjusted				(2,737,279)	(2,737,279)
Dividends paid to public stockholders ($.77 per share)				(3,898,471)	(3,898,471)
Dividends paid to affiliate ($.77 per share)				(6,042,846)	(6,042,846)
Balance at December 31, 2011, as adjusted	12,875,591	88,310,632	27,340,510	223,813,862	352,340,595
Issuance of common stock through affiliate's stock plans	33,866	657,686			691,552
Increase resulting from stock-based compensation expense associated with affiliate's stock plans allocated to the Company		237,563			237,563
Change in unrealized gains on investment securities, net of deferred income taxes			18,651,683		18,651,683
Change in funded status of affiliate's pension and postretirement benefit plans, net of deferred income taxes			1,760,182		1,760,182
Net income				37,966,429	37,966,429
Dividends paid to public stockholders ($.81 per share)				(4,082,080)	(4,082,080)
Dividends paid to affiliate ($.81 per share)				(6,356,760)	(6,356,760)
Balance at December 31, 2012	$12,909,457	$89,205,881	$47,752,375	$251,341,451	$401,209,164

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011	2010
		(As Adjusted)	(As Adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$37,966,429	$(2,737,279)	$31,348,571

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Losses and settlement expenses (affiliated ($11,369,598), $35,721,403 and ($662,587))	(10,203,282)	37,159,291	(10,621)
Unearned premiums (all affiliated)	15,526,088	12,793,258	8,410,023
Other policyholders' funds due to affiliate	993,951	(3,254,591)	397,086
Amounts due affiliate to settle inter-company transaction balances	(1,906,617)	2,652,814	4,892,089
Net pension and postretirement benefits payable to affiliate	2,337,666	(2,569,912)	(3,205,170)
Reinsurance receivables due from affiliate	5,239,380	(9,260,522)	287,972
Prepaid reinsurance premiums due from affiliate	4,182,134	152,400	(4,418,040)
Commission payable (affiliated $2,606,348, ($5,326,118) and $4,923,984)	2,586,605	(5,231,377)	4,927,212
Deferred policy acquisition costs (all affiliated)	(3,575,876)	(2,170,016)	(937,278)
Stock-based compensation payable to affiliate	239,784	190,032	136,599
Accrued investment income	317,785	669,355	156,278
Accrued income tax:
Current	8,080,149	(7,312,973)	(7,839,082)
Deferred	2,072,604	1,564,021	3,809,043
Realized investment gains	(8,017,028)	(9,303,293)	(3,868,803)
Accounts receivable	(746,173)	71,368	(104,410)
Amortization of premium/discount on fixed maturity securities	(298,564)	(663,000)	(871,394)
Other, net (affiliated $269,472, ($945,107) and ($2,773,887))	243,105	(984,085)	(2,788,540)
Total adjustments to reconcile net income (loss) to cash provided by operating activities	17,071,711	14,502,770	(1,027,036)
Net cash provided by operating activities	$55,038,140	$11,765,491	$30,321,535

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year ended December 31,
	2012	2011	2010
		(As Adjusted)	(As Adjusted)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	$(246,492,328)	$(210,127,051)	$(211,632,995)
Disposals of fixed maturity securities available-for-sale	226,671,993	220,875,360	176,138,289
Purchases of equity securities available-for-sale	(84,761,903)	(104,379,504)	(35,975,193)
Disposals of equity securities available-for-sale	71,007,675	98,048,353	36,203,661
Purchases of other long-term investments	(855,226)	-	-
Disposals of other long-term investments	6,496	15,300	17,256
Disposals of fixed maturity securities held-to-maturity	-	388,012	69,672
Net (purchases) disposals of short-term investments	(10,789,988)	(6,012,815)	18,773,985
Net cash used in investing activities	(45,213,281)	(1,192,345)	(16,405,325)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate's stock option plans	691,552	974,493	1,105,605
Excess tax benefit associated with affiliate's stock plans	(2,221)	6,622	542
Repurchase of common stock	-	(1,849,896)	(5,296,537)
Dividends paid to stockholders (affiliated ($6,356,760), ($6,042,846) and ($5,728,932))	(10,438,840)	(9,941,317)	(9,512,360)
Net cash used in financing activities	(9,749,509)	(10,810,098)	(13,702,750)

NET INCREASE (DECREASE) IN CASH	75,350	(236,952)	213,460
Cash at the beginning of the year	255,042	491,994	278,534

Cash at the end of the year	$330,392	$255,042	$491,994

Income taxes paid (recovered)	$3,514,432	$(1,759,507)	$15,130,150
Interest paid to affiliate	$900,000	$900,000	$900,000
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

Costs related to the acquisition of insurance contracts are deferred and amortized to expense as the associated premium revenue is recognized.  New accounting guidance effective for 2012 specifies that only incremental costs or costs directly related to the successful acquisition of new or renewal insurance contracts are to be capitalized.  Accordingly, acquisition costs consist of commissions, premium taxes, and salary and benefit expenses of employees directly involved in the underwriting of insurance policies that are successfully issued.  Prior to 2012, industry practice was to defer these same expenses, as well as salary and benefit expenses related to unsuccessful acquisitions of insurance contracts, advertising, and certain other acquisition-related overhead expenses.

The following tables provide a summary of the adjusted financial information resulting from the retrospective adoption of the new accounting guidance related to deferred policy acquisition costs.

	December 31, 2011
	As		Effect
	previously	As	of
	reported	adjusted	change
Balance Sheet
Deferred policy acquisition costs	$40,738,565	$30,849,717	$(9,888,848)
Deferred income taxes	3,249,821	6,710,919	3,461,098
Total assets	1,230,458,912	1,224,031,162	(6,427,750)
Retained earnings	230,241,612	223,813,862	(6,427,750)
Total stockholders' equity	358,768,345	352,340,595	(6,427,750)
Total liabilities and stockholders' equity	1,230,458,912	1,224,031,162	(6,427,750)

	Year ended December 31, 2011
	As		Effect
	previously	As	of
	reported	adjusted	change
Income Statement
Amortization of deferred policy acquisition costs	$97,552,830	$77,318,057	$(20,234,773)
Other underwriting expenses	33,296,568	54,515,442	21,218,874
Loss before income tax benefit	(10,007,416)	(10,991,517)	(984,101)
Income tax benefit	(7,909,802)	(8,254,238)	(344,436)
Net loss	(2,097,614)	(2,737,279)	(639,665)
Net loss per common share, basic and diluted	(0.16)	(0.21)	(0.05)

	Year ended December 31, 2010
	As		Effect
	previously	As	of
	reported	adjusted	change
Income Statement
Amortization of deferred policy acquisition costs	$92,098,219	$72,645,370	$(19,452,849)
Other underwriting expenses	43,424,439	62,873,830	19,449,391
Income before income tax expense	42,445,224	42,448,682	3,458
Income tax expense	11,098,901	11,100,111	1,210
Net income	31,346,323	31,348,571	2,248
Net income per common share, basic and diluted	2.40	2.40	-

The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to the estimated realizable value.  In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses, anticipated policyholder dividends, and certain other costs expected to be incurred to administer the insurance policies as the premium is earned.  The anticipated losses and settlement expenses are not discounted and are based on the Company’s projected loss and settlement expense ratios for the next twelve months, which include catastrophe loads based on historical results adjusted for recent trends.  The occurrence of a significant catastrophe, and/or accumulation of catastrophes would not have a direct impact on the determination of premium deficiencies; however, such occurrences would be included in the historical results that are used to establish the catastrophe loads.  A premium deficiency is first recognized by expensing the amount of unamortized deferred policy acquisition costs necessary to eliminate the deficiency.  If the premium deficiency is greater than the unamortized deferred policy acquisition costs, a liability is accrued for the excess deficiency.  The Company did not record a premium deficiency for the years ended December 31, 2012, 2011 and 2010.

Certain commercial lines of business written by the property and casualty insurance subsidiaries, including workers’ compensation, are eligible for policyholder dividends in accordance with provisions of the underlying insurance policies.  Net premiums written subject to policyholder dividends represented approximately 29 percent of the property and casualty insurance subsidiaries’ total net commercial premiums written in 2012.  Policyholder dividends are accrued over the terms of the underlying policy periods.

Liabilities for losses reflect losses incurred through the balance sheet date and are based upon case-basis estimates of reported losses supplemented with bulk case loss reserves, estimates of unreported losses based upon prior experience adjusted for current trends, and estimates of losses expected to be paid under assumed reinsurance contracts.  Liabilities for settlement expenses are provided by estimating expenses expected to be incurred in settling the claims provided for in the loss reserves.  Changes in estimates are reflected in current operating results (see note 4).

Ceded reinsurance amounts with nonaffiliated reinsurers relating to reinsurance receivables for paid and unpaid losses and settlement expenses and prepaid reinsurance premiums are reported on the balance sheet on a gross basis.  Amounts ceded to Employers Mutual relating to the affiliated reinsurance pooling and excess of loss agreements (see note 2) have not been grossed up because the contracts provide that receivables and payables may be offset upon settlement.

Based on current information, the liabilities for losses and settlement expenses are considered to be adequate.  Since the provisions are necessarily based on estimates, the ultimate liability may be more or less than such provisions.

Investments

Currently, all securities are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, net of deferred income taxes.  Other long-term investments consist of a holding in a limited partnership that is carried under the equity method of accounting, and holdings in limited partnerships and limited liability companies designed for the distribution of tax credits that are carried at amortized cost.  Short-term investments generally include money market funds, U.S. Treasury bills and commercial paper that are carried at fair value, which approximates cost.

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

Premiums and discounts on fixed maturity securities are amortized over the life of the security as an adjustment to yield using the effective interest method.  Amortization of premiums and discounts on mortgage-backed securities incorporates prepayment assumptions to estimate expected lives.  Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  Included in investments at December 31, 2012 and 2011 are securities on deposit with various regulatory authorities as required by law amounting to $11,557,194 and $11,910,882, respectively.

The Company regularly monitors its investments that have a fair value that is less than the carrying value for indications of “other-than-temporary” impairment.  Several factors are used to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to (1) the security’s value and performance in the context of the overall markets, (2) length of time and extent the security’s fair value has been below carrying value, (3) key corporate events, and (4) for equity securities, the ability and intent to hold the security until recovery to its cost basis.  When an equity security is deemed to be “other-than-temporarily” impaired, the carrying value is reduced to fair value and a realized loss is recognized and charged to income.  For fixed maturity securities, if the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered “other-than-temporarily” impaired.  The portion of the impairment related to a credit loss is recognized through earnings and the portion of the impairment related to other factors, if any, is recognized through “other comprehensive income”.  Alternatively, if the Company has the intent to sell a fixed maturity security in an unrealized loss position, or assesses that it will more likely than not be required to sell a fixed maturity security in an unrealized loss position before recovery of its amortized cost basis, then the carrying value is reduced to fair value and the entire amount of the impairment is recognized through earnings.

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

Stock-Based Compensation

The Company has no stock-based compensation plans of its own; however, Employers Mutual has several stock plans that utilize the common stock of the Company.  The Company receives the current fair value for all shares issued under these plans.  Employers Mutual also has a stock appreciation rights (SAR) agreement in effect with a former executive officer of the Company.  The SAR agreement is based upon the market price of the Company’s common stock and is considered to be a liability-classified award because it will be settled in cash.  A portion of the compensation expense recognized by Employers Mutual, as the requisite service period for granted options is rendered or the fair value of the SAR agreement changes, is allocated to the Company’s property and casualty insurance subsidiaries though their participation in the pooling agreement (see note 2).  Because a portion of Employers Mutual’s stock compensation expense is reflected in the Company’s financial statements and issuances of the Company’s stock under Employers Mutual’s stock option plans have an impact on the Company’s capital accounts, the disclosures required by the Compensation – Stock Compensation Topic 718 of the Financial Accounting Standards Board (FASB) Accounting Standards CodificationTM (Codification or ASC) are included in the Company’s consolidated financial statements.

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

Off-Balance-Sheet Credit Exposure

Employers Mutual collects from agents, policyholders and ceding companies all premiums associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the reinsurance subsidiary.  Employers Mutual settles with the pool participants (monthly) and the reinsurance subsidiary (quarterly) the premiums written from these insurance policies and reinsurance contracts, providing full credit for the premiums written during the period (not just the collected portion).  Due to this arrangement, and since a significant portion of these premium balances are collected over the course of the coverage period, Employers Mutual carries a substantial receivable balance for insurance and reinsurance premiums in process of collection.  Any of these receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is allocated to the pool members on the basis of pool participation or charged to the reinsurance subsidiary.  As a result, the Company has an off-balance-sheet arrangement with an unconsolidated entity that results in a credit-risk exposure (Employers Mutual’s insurance and reinsurance premium receivable balances) that is not reflected in the Company’s financial statements.  The average annual expense for such charge-offs allocated to the Company over the past ten years is $325,286.  Based on this historical data, this credit-risk exposure is not considered to be material to the Company’s results of operations or financial position, and accordingly, no loss contingency liability has been recorded.

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

Net Income (Loss) Per Share - Basic and Diluted

The Company’s basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period.  As previously noted, the Company receives the current fair value for all shares issued under Employers Mutual’s stock plans.  As a result, the Company had no potential common shares outstanding during 2012, 2011 and 2010 that would have been dilutive to the calculation of net income (loss) per share.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries.  Goodwill is not amortized, but is subject to impairment if the carrying value of the goodwill exceeds the estimated fair value of net assets.  If the carrying amount of the subsidiary (including goodwill) exceeds the computed fair value, an impairment loss is recognized through the income statement equal to the excess amount, but not greater than the balance of the goodwill.  Goodwill was not deemed to be impaired in 2012, 2011 or 2010.

New Accounting Pronouncements

In February 2013, the FASB updated its guidance related to the Comprehensive Income Topic 220 of the ASC.  The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income.  This updated guidance requires an entity to report the impact of the reclassified amounts on the respective line items of the statement of income if the amount is required to be reclassified in its entirety.  For amounts that are not reclassified in their entirety on the statement of income in the same reporting period, cross-referencing to other existing disclosures that provide additional detail about those amounts is required.  This guidance is to be applied prospectively to annual and interim reporting periods beginning after December 15, 2012.  Early adoption is permitted.  The Company will adopt this guidance during the first quarter of 2013.  Adoption of this guidance will have no impact on the consolidated financial condition or operating results of the Company.

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

Reinsurance Subsidiary

The Company’s reinsurance subsidiary is party to a quota share reinsurance retrocessional agreement (the “quota share agreement”) and an excess of loss reinsurance agreement (the “excess of loss agreement”), with Employers Mutual.  Under the terms of the quota share agreement, the reinsurance subsidiary assumes 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.  Under the terms of the excess of loss agreement, the reinsurance subsidiary cedes to Employers Mutual all losses in excess of $4,000,000 ($3,000,000 in 2011) per event (covering both business assumed from Employers Mutual through the quota share agreement, as well as business obtained outside the quota share agreement).  The cost of the excess of loss reinsurance protection during 2012 and 2011 was 10.0 percent of the reinsurance subsidiary’s total assumed reinsurance premiums written.

Prior to 2011, the excess of loss agreement between the reinsurance subsidiary and Employers Mutual did not exist.  Rather, the cap on losses per event ($3,000,000) and the related cost of this protection (10.5 percent of  the net assumed premiums written subject to cession to the reinsurance subsidiary) was contained in the quota share agreement, and the transactions were handled on a net, rather than a gross, basis.  The cost of the cap on losses per event was recorded as a reduction to the premiums assumed by the reinsurance subsidiary, and the cap on losses per event did not cover the business written directly by the reinsurance subsidiary.

The terms of the excess of loss agreement have been revised for fiscal year 2013.  Effective January 1, 2013, EMC Reinsurance Company will continue to retain the first $4,000,000 of losses per event, but will also retain 20.0 percent of any losses between $4,000,000 and $10,000,000 and 10.0 percent of any losses between $10,000,000 and $50,000,000 associated with any event.  In connection with the change in the amount of losses retained per event, the cost of the excess of loss coverage will decrease from the current 10.0 percent of total assumed reinsurance premiums written to 9.0 percent of total assumed reinsurance premiums written.  These changes are a result of efforts to ensure that the terms of the agreement are fair and equitable to both parties.

The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, Employers Mutual assumes reinsurance business from the Mutual Reinsurance Bureau (MRB) underwriting association, which provides a small amount of reinsurance protection to the members of the EMC Insurance Companies pooling agreement.  As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the EMC Insurance Companies’ direct business, after ceded reinsurance protections purchased by MRB are applied.  In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law.  The reinsurance subsidiary assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement.  Operations of the quota share agreement give rise to inter-company balances with Employers Mutual, which are settled within 45 days after the end of each quarter.  The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

Under the terms of the quota share agreement, the reinsurance subsidiary receives reinstatement premium income that is collected by Employers Mutual from the ceding companies when reinsurance coverage is reinstated after a loss event; however, the cap on losses assumed per event contained in the excess of loss agreement is automatically reinstated without cost.  The reinsurance subsidiary recognized $2,343,630, $3,139,205 and $1,155,190 of reinstatement premium in 2012, 2011 and 2010, respectively.

Premiums earned assumed by the reinsurance subsidiary from Employers Mutual amounted to $107,111,745, $100,028,061 and $78,688,538 in 2012, 2011 and 2010, respectively.  The reinsurance subsidiary ceded 10.0 percent of its total assumed reinsurance premiums written to Employers Mutual as payment for the excess of loss protection, which totaled $11,916,226 and $10,721,484 in 2012 and 2011, respectively.  Losses and settlement expenses assumed by the reinsurance subsidiary from Employers Mutual amounted to $74,832,154, $103,086,914 and $42,980,602 in 2012, 2011 and 2010, respectively.  Losses and settlement expenses ceded to Employers Mutual under the excess of loss agreement totaled $9,926,034 and $15,877,627 in 2012 and 2011, respectively.  As noted above, prior to 2011 the cost of the cap on losses per event was treated as a reduction to the premiums written assumed by the reinsurance subsidiary through the quota share agreement.  Accordingly, the premium amount reported for 2010 reflects a reduction of $9,299,582.  Likewise, prior to 2011 losses and settlement expenses in excess of the cap on losses per event were treated as a reduction to the losses and settlement expenses assumed by the reinsurance subsidiary through the quota share agreement.  Accordingly, the losses and settlement expenses amount reported for 2010 reflects a reduction of $92,368 for losses retained by Employers Mutual.

It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business.  Commissions incurred by the reinsurance subsidiary under the quota share agreement with Employers Mutual amounted to $19,536,634, $17,413,284 and $23,797,182 in 2012, 2011 and 2010, respectively.  The large amount of commission expense reported in 2010 reflects a reclassification by MRB of $6,065,000 from incurred but not reported (IBNR) loss reserves to contingent commission reserves.  This reclassification had no impact on net income.

The net foreign currency exchange gain/(loss) assumed by the reinsurance subsidiary from Employers Mutual was $53,081 in 2012, ($749,938) in 2011 and $264,490 in 2010.  The total amount of net foreign currency exchange gain/(loss) assumed by the reinsurance subsidiary, including the business written on a direct basis outside the quota share agreement, was ($24,830) in 2012, ($591,848) in 2011 and $345,978 in 2010.

Services Provided by Employers Mutual

The Company does not have any employees of its own.  Employers Mutual performs all operations for all of its subsidiaries and affiliate.  Such services include data processing, claims, financial, actuarial, legal, auditing, marketing and underwriting.  Employers Mutual allocates a portion of the cost of these services to its subsidiaries that do not participate in the pooling agreement based upon a number of criteria, including usage of the services and the number of transactions.  The remaining costs are charged to the pooling agreement and each pool participant shares in the total cost in accordance with its pool participation percentage.  Costs allocated to the Company by Employers Mutual for services provided to the holding company and its subsidiaries that do not participate in the pooling agreement amounted to $3,324,922, $2,835,005 and $3,470,772 in 2012, 2011 and 2010, respectively.  Costs allocated to the Company through the operation of the pooling agreement amounted to $76,074,327, $73,061,011 and $71,724,663 in 2012, 2011 and 2010, respectively.

Investment expenses are based on actual expenses incurred by the Company plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted-average of total invested assets and number of investment transactions.  Investment expenses allocated to the Company by Employers Mutual amounted to $1,297,277, $1,182,482 and $1,049,702 in 2012, 2011 and 2010, respectively.

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

As of December 31, 2012 and 2011, reinsurance ceded to two nonaffiliated reinsurers totaled $16,783,964 and $22,228,862 respectively, which represents a significant portion of the total prepaid reinsurance premiums and reinsurance receivables for losses and settlement expenses.  For these two nonaffiliated reinsurers, the amounts reflect the property and casualty insurance subsidiaries’ aggregate pool participation percentage of amounts ceded by Employers Mutual to these organizations on a mandatory basis.  Credit risk associated with these amounts is minimal, as all companies participating in these organizations are responsible for the liabilities of such organizations on a pro rata basis.

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three years ended December 31, 2012 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where  all amounts  flowing through the pooling, quota share and excess of loss agreements with Employers Mutual are reported as “affiliated” balances.

	Year ended December 31, 2012
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$341,306,420	$-	$341,306,420
Assumed from nonaffiliates	2,459,427	121,500,482	123,959,909
Assumed from affiliates	390,982,516	-	390,982,516
Ceded to nonaffiliates	(22,206,486)	(2,338,228)	(24,544,714)
Ceded to affiliates	(341,306,420)	(11,916,226)	(353,222,646)
Net premiums written	$371,235,457	$107,246,028	$478,481,485

Premiums earned
Direct	$328,227,401	$-	$328,227,401
Assumed from nonaffiliates	2,296,360	119,502,706	121,799,066
Assumed from affiliates	377,690,009	-	377,690,009
Ceded to nonaffiliates	(22,847,683)	(5,879,167)	(28,726,850)
Ceded to affiliates	(328,227,401)	(11,916,226)	(340,143,627)
Net premiums earned	$357,138,686	$101,707,313	$458,845,999

Losses and settlement expenses incurred
Direct	$193,121,677	$-	$193,121,677
Assumed from nonaffiliates	1,718,484	83,987,064	85,705,548
Assumed from affiliates	237,723,061	962,408	238,685,469
Ceded to nonaffiliates	(5,549,265)	(5,528,003)	(11,077,268)
Ceded to affiliates	(193,121,677)	(9,926,034)	(203,047,711)
Net losses and settlement expenses incurred	$233,892,280	$69,495,435	$303,387,715

	Year ended December 31, 2011
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$301,829,277	$-	$301,829,277
Assumed from nonaffiliates	1,610,872	123,274,743	124,885,615
Assumed from affiliates	356,622,503	-	356,622,503
Ceded to nonaffiliates	(24,939,233)	(16,059,909)	(40,999,142)
Ceded to affiliates	(301,829,277)	(10,721,484)	(312,550,761)
Net premiums written	$333,294,142	$96,493,350	$429,787,492

Premiums earned
Direct	$283,482,713	$-	$283,482,713
Assumed from nonaffiliates	1,541,807	122,064,711	123,606,518
Assumed from affiliates	344,668,820	-	344,668,820
Ceded to nonaffiliates	(24,561,412)	(16,590,129)	(41,151,541)
Ceded to affiliates	(283,482,713)	(10,721,484)	(294,204,197)
Net premiums earned	$321,649,215	$94,753,098	$416,402,313

Losses and settlement expenses incurred
Direct	$249,429,916	$-	$249,429,916
Assumed from nonaffiliates	1,619,025	122,680,597	124,299,622
Assumed from affiliates	264,217,463	732,478	264,949,941
Ceded to nonaffiliates	(14,387,241)	(16,010,258)	(30,397,499)
Ceded to affiliates	(249,429,916)	(15,877,627)	(265,307,543)
Net losses and settlement expenses incurred	$251,449,247	$91,525,190	$342,974,437

	Year ended December 31, 2010
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$261,451,268	$-	$261,451,268
Assumed from nonaffiliates	1,803,365	121,555,317	123,358,682
Assumed from affiliates	332,195,425	-	332,195,425
Ceded to nonaffiliates	(23,204,501)	(28,200,915)	(51,405,416)
Ceded to affiliates	(261,451,268)	(9,299,582)	(270,750,850)
Net premiums written	$310,794,289	$84,054,820	$394,849,109

Premiums earned
Direct	$249,254,444	$-	$249,254,444
Assumed from nonaffiliates	1,907,337	116,757,761	118,665,098
Assumed from affiliates	326,744,028	-	326,744,028
Ceded to nonaffiliates	(23,004,707)	(23,982,687)	(46,987,394)
Ceded to affiliates	(249,254,444)	(9,299,582)	(258,554,026)
Net premiums earned	$305,646,658	$83,475,492	$389,122,150

Losses and settlement expenses incurred
Direct	$177,642,699	$-	$177,642,699
Assumed from nonaffiliates	1,718,591	56,082,176	57,800,767
Assumed from affiliates	210,780,608	1,166,006	211,946,614
Ceded to nonaffiliates	(4,385,038)	(10,629,456)	(15,014,494)
Ceded to affiliates	(177,642,699)	(92,368)	(177,735,067)
Net losses and settlement expenses incurred	$208,114,161	$46,526,358	$254,640,519

Individual lines in the above tables are defined as follows:
•	“Direct” represents business produced by the property and casualty insurance subsidiaries.
•
“Assumed from nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of involuntary business assumed by the pool participants pursuant to state law.  For the reinsurance subsidiary, this line represents the reinsurance business assumed through the quota share agreement (including “fronting” activities initiated by Employers Mutual) and the business assumed outside the quota share agreement.

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

•
“Ceded to affiliates” for the property and casualty insurance subsidiaries represents the cession of their direct business to Employers Mutual under the terms of the pooling agreement.  For the reinsurance subsidiary this line represents amounts ceded to Employers Mutual under the terms of the excess of loss agreement in 2012 and 2011, and for 2010, the amounts ceded to Employers Mutual in connection with the cap on losses that was contained  in the quota share agreement.

4.	LIABILITY FOR LOSSES AND SETTLEMENT EXPENSES

The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the Company.  Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements.

	Year ended December 31,
	2012	2011	2010
Gross reserves at beginning of year	$593,300,247	$556,140,956	$556,151,577
Re-valuation due to foreign currency exchange rates	386	392,276	(166,051)
Ceded reserves at beginning of year	(36,842,204)	(29,062,553)	(28,170,575)

Net reserves at beginning of year	556,458,429	527,470,679	527,814,951

Incurred losses and settlement expenses related to:
Current year	329,120,220	376,073,620	305,389,389
Prior years	(25,732,505)	(33,099,183)	(50,748,870)
Total incurred losses and settlement expenses	303,387,715	342,974,437	254,640,519

Paid losses and settlement expenses related to:
Current year	145,102,723	167,793,377	122,330,309
Prior years	163,034,481	146,193,310	132,654,482
Total paid losses and settlement expenses	308,137,204	313,986,687	254,984,791

Net reserves at end of year	551,708,940	556,458,429	527,470,679
Ceded reserves at end of year	31,389,594	36,842,204	29,062,553
Re-valuation due to foreign currency exchange rates	(1,569)	(386)	(392,276)
Gross reserves at end of year	$583,096,965	$593,300,247	$556,140,956

Development on prior years’ reserves resulting solely from changes in the allocation of bulk reserves between the current and prior accident years does not have an impact on earnings.  This is due to the fact that such development is simply a mathematical by-product of the mechanical process used to reallocate bulk reserves to the various accident years for financial reporting purposes.  Earnings are only impacted by changes in the total amount of carried reserves.

The following table presents the reported amounts of favorable development experienced on prior years’ reserves and the portion of the reported development amounts that resulted solely from changes in the allocation of bulk reserves between the current and prior accident years (no impact on earnings).  The result is an approximation of the implied favorable development that had an impact on earnings.

	Year ended December 31,
	2012	2011	2010
Reported favorable development experienced on prior years' reserves	$(25,732,505)	$(33,099,183)	$(50,748,870)
Adjustment for (adverse) favorable development that had no impact on earnings	(4,551,000)	1,396,000	(6,036,000)
Approximation of the implied favorable development that had an impact on earnings	$(30,283,505)	$(31,703,183)	$(56,784,870)

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

2012 Development

For the property and casualty insurance segment, the December 31, 2012 estimate of loss and settlement expense reserves for accident years 2011 and prior decreased $13,056,836 from the estimate at December 31, 2011.  This decrease represents 3.1 percent of the December 31, 2011 gross carried reserves and is primarily attributed to decreased severity associated with the final settlement of prior accident years’ claims, lower than expected IBNR emergence, as well as favorable development on settlement expense reserves.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2012; however, the accident year allocation factors applied to IBNR loss, bulk case loss and a portion of defense and cost containment expense reserves were revised at December 31, 2012 as part of the annual review.  This change resulted in the movement of $4,551,000 of reserves from the current accident year to prior accident years, and hence, was reported as adverse development on prior years' reserves.  Development on prior years’ reserves resulting solely from changes in the allocation of bulk reserves between the current and prior accident years does not have an impact on earnings.

For the reinsurance segment, the December 31, 2012 estimate of loss and settlement expense reserves for accident years 2011 and prior decreased $12,675,669 from the estimate at December 31, 2011.  This decrease represents 7.3 percent of the December 31, 2011 gross carried reserves and is largely attributed to reported losses that were below the December 2011 implicit projections for policy year 2011 in the Home Office Reinsurance Assumed Department (also known as “HORAD”) book of business.

2011 Development

For the property and casualty insurance segment, the December 31, 2011 estimate of loss and settlement expense reserves for accident years 2010 and prior decreased $20,162,952 from the estimate at December 31, 2010.  This decrease represented 5.0 percent of the December 31, 2010 gross carried reserves and was primarily attributed to decreased severity associated with the final settlement of prior accident years’ claims, lower than expected IBNR emergence, as well as favorable development on settlement expense reserves.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2011; however, the accident year allocation factors applied to IBNR loss, bulk case loss and a portion of defense and cost containment expense reserves were revised at December 31, 2011 as part of the annual review.  This change resulted in the movement of $1,396,000 of reserves from prior accident years to the current accident year, and hence, was reported as favorable development on prior years' reserves.  Development on prior years’ reserves resulting solely from changes in the allocation of bulk reserves between the current and prior accident years does not have an impact on earnings.

For the reinsurance segment, the December 31, 2011 estimate of loss and settlement expense reserves for accident years 2010 and prior decreased $12,936,231 from the estimate at December 31, 2010.  This decrease represented 8.4 percent of the December 31, 2010 gross carried reserves and was largely attributed to reported losses that were below the December 2010 implicit projections for policy year 2010 in the HORAD book of business.

2010 Development

For the property and casualty insurance segment, the December 31, 2010 estimate of loss and settlement expense reserves for accident years 2009 and prior decreased $28,726,238 from the estimate at December 31, 2009.  This decrease represented 7.0 percent of the December 31, 2009 gross carried reserves and was primarily attributed to decreased severity associated with the final settlement of prior accident years’ claims, lower than expected IBNR emergence, as well as favorable development on settlement expense reserves. No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2010; however, three changes were made to the procedures used to establish and allocate certain reserves to the various accident years.  First, the bulk case loss reserve methodology was enhanced with the introduction of an "incurred" accident year chain ladder method to supplement the "paid" chain ladder review.  This change in procedure had no impact on the reported development amounts.  Second, the procedure for allocating the formula IBNR loss reserve to the various accident years was revised to incorporate an analysis of reserve adequacy by accident year maturity, as well as historic IBNR emergence.  This change resulted in the movement of $5,494,000 of IBNR loss reserves from the current accident year to prior accident years, and hence, was reported as adverse development on prior years’ reserves. The accident year allocation factors for the bulk case loss reserves were developed using the same methodology as the IBNR accident year allocation factors.  This change resulted in the movement of $688,000 in bulk case loss reserves from prior accident years to the current accident year, and therefore was reported as favorable development on prior years’ reserves.  The changes in the IBNR and bulk case loss reserve accident year allocation factors generated $1,230,000 of adverse development in the defense and cost containment expense reserves. Development on prior years’ reserves resulting solely from changes in the allocation of bulk reserves between the current and prior accident years does not have an impact on earnings.

For the reinsurance segment, the December 31, 2010 estimate of loss and settlement expense reserves for accident years 2009 and prior decreased $22,022,632 from the estimate at December 31, 2009.  This decrease represented 15.1 percent of the December 31, 2009 gross carried reserves and was largely attributed to reported losses that were below the December 2009 implicit projections for policy year 2009 in the HORAD book of business, as well as a $6,065,000 reclassification of prior accident years’ IBNR loss reserves to contingent commission reserves by MRB.  This reclassification had no impact on net income.

5.	ASBESTOS AND ENVIRONMENTAL RELATED CLAIMS

The Company has exposure to asbestos and environmental related claims associated with the insurance business written by the parties to the pooling agreement and the reinsurance business assumed from Employers Mutual by the reinsurance subsidiary.  These exposures are not considered to be significant.  Asbestos and environmental losses paid by the Company have averaged $1,637,002 per year over the past five years.  Reserves for asbestos and environmental related claims for direct insurance and assumed reinsurance business totaled $9,432,926 and $7,671,611 ($8,777,876 and $6,933,138 net of reinsurance) at December 31, 2012 and 2011, respectively.

At present, the pool participants are defending approximately 1,600 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs.  Six former policyholders and one current policyholder dominate the pool participants’ asbestos claims.  Most of the lawsuits are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury.  During 2003, the pool participants were presented with several hundred plaintiff lawsuits (primarily multi-plaintiff lawsuits) filed against three former policyholders representing approximately 66,500 claimants related to exposure to asbestos or products containing asbestos.  These claims are based upon nonspecific asbestos exposure and nonspecific injuries.  As a result, management did not establish a significant amount of case loss reserves for these claims.  Several of the multi-plaintiff lawsuits (including the vast majority of those associated with one former policyholder) were dismissed.  As of December 31, 2012, approximately 2,235 of the claims remain open.  During 2006, the pool participants received notice that another former policyholder was a named defendant in approximately 33,000 claims nationwide.  The last of these claims were settled during 2012 for approximately $690,000 (the Company’s share).

Prior to 2008, actual losses paid for asbestos-related claims had been minimal due to the plaintiffs’ failure to identify an exposure to any asbestos-containing product associated with the pool participants’ current and former policyholders.  However, paid losses and settlement expenses have increased significantly since 2008 as a result of claims attributed to two former policyholders.  One of these former policyholders, a broker of various products, including asbestos, settled a claim for approximately $450,000 (the Company’s share) in 2008.  At December 31, 2012, 11 additional claims associated with this former policyholder remain open, though similar exposure on these claims is not anticipated.  The other former policyholder, a furnace manufacturer, had multiple claims settle for a total of approximately $1,296,000 (the Company’s share) during the period 2009 through 2012.  The asbestos exposure associated with this former policyholder has increased in recent years, and this trend may possibly continue into the future with increased per plaintiff settlements.  Approximately 490 asbestos exposure claims associated with this former policyholder remain open.

IBNR loss reserves have been established to cover estimated ultimate losses.  The asbestos IBNR reserves were increased in each of the last five years based on examinations of the implied three-year survival ratio (ratio of loss and settlement expense reserves to the three-year average of loss and settlement expense payments), which has deteriorated due to an increase in both paid losses and paid settlement expenses.  Settlement expense payments have increased significantly since 2008 and have been the primary driver behind recently implemented reserve increases.  The primary cause of this increase in paid settlement expenses is the retention of a national coordinating counsel in 2008 for a policyholder having exposure in numerous jurisdictions.  The national coordinating counsel has provided, and continues to provide, significant services in the areas of document review, discovery, deposition and trial preparation.  Environmental IBNR reserves are established in consideration of the implied three-year survival ratio.

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

The Company’s insurance subsidiaries are required to file financial statements with state regulatory authorities.  The accounting principles used to prepare these statutory financial statements follow prescribed or permitted accounting practices that differ from GAAP.  Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the National Association of Insurance Commissioners (NAIC).  Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile.  The Company’s insurance subsidiaries had no permitted accounting practices during 2012, 2011 or 2010.

Statutory surplus of the Company’s insurance subsidiaries was $354,590,598 and $325,218,421 at December 31, 2012 and 2011, respectively.  Statutory net income (loss) of the Company’s insurance subsidiaries was $38,101,856, ($5,274,698) and $34,459,093 for 2012, 2011 and 2010, respectively.

The NAIC utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty.  This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer.  The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk:  asset risk, credit risk and underwriting risk.  Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy.  At December 31, 2012, the Company’s insurance subsidiaries had total adjusted statutory capital well in excess of the minimum risk-based capital requirement.

The amount of dividends available for distribution to the Company by its insurance subsidiaries is limited by law to a percentage of the statutory unassigned surplus of each of the subsidiaries as of the previous December 31, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the state of domicile of each subsidiary.  Subject to this limitation, the maximum dividend that may be paid within a 12 month period without prior approval of the insurance regulatory authorities is generally restricted to the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus.  At December 31, 2012, $38,839,146 was available for distribution to the Company in 2013 without prior approval.

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

Summarized financial information for the Company’s segments is as follows:

	Property and
Year ended	casualty		Parent
December 31, 2012	insurance	Reinsurance	company	Consolidated
Premiums earned	$357,138,686	$101,707,313	$-	$458,845,999

Underwriting profit (loss)	(8,207,255)	9,841,595	-	1,634,340
Net investment income	32,214,705	11,940,123	(9,754)	44,145,074
Realized investment gains	7,347,944	669,084	-	8,017,028
Other income	774,210	85,216	-	859,426
Interest expense	900,000	-	-	900,000
Other expenses	798,046	24,829	1,299,379	2,122,254
Income (loss) before income tax expense (benefit)	$30,431,558	$22,511,189	$(1,309,133)	$51,633,614

Assets	$934,876,596	$350,867,500	$401,319,530	$1,687,063,626
Eliminations	-	-	(396,288,097)	(396,288,097)
Reclassifications	-	-	(66,423)	(66,423)
Net assets	$934,876,596	$350,867,500	$4,965,010	$1,290,709,106

	Property and
Year ended	casualty		Parent
December 31, 2011	insurance	Reinsurance	company	Consolidated
Premiums earned	$321,649,215	$94,753,098	$-	$416,402,313

Underwriting loss	(46,387,960)	(17,273,231)	-	(63,661,191)
Net investment income	33,718,436	12,395,350	(2,861)	46,110,925
Realized investment gains	6,970,028	2,333,265	-	9,303,293
Other income	790,802	37,308	-	828,110
Interest expense	900,000	-	-	900,000
Other expenses	750,675	591,850	1,330,129	2,672,654
Loss before income tax benefit	$(6,559,369)	$(3,099,158)	$(1,332,990)	$(10,991,517)

Assets	$894,566,764	$325,952,038	$352,625,304	$1,573,144,106
Eliminations	-	-	(349,112,944)	(349,112,944)
Net assets	$894,566,764	$325,952,038	$3,512,360	$1,224,031,162

	Property and
Year ended	casualty		Parent
December 31, 2010	insurance	Reinsurance	company	Consolidated
Premiums earned	$305,646,658	$83,475,492	$-	$389,122,150

Underwriting profit (loss)	(19,171,812)	10,120,400	-	(9,051,412)
Net investment income	36,966,159	12,523,505	(449)	49,489,215
Realized investment gains	3,078,289	790,514	-	3,868,803
Other income	783,346	-	-	783,346
Interest expense	900,000	-	-	900,000
Other expenses	753,014	(345,978)	1,334,234	1,741,270
Income (loss) before income tax expense (benefit)	$20,002,968	$23,780,397	$(1,334,683)	$42,448,682

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three years ended December 31, 2012, by line of insurance.

	Year ended December 31,
	2012	2011	2010
Property and casualty insurance segment
Commercial lines:
Automobile	$76,361,648	$67,110,580	$65,097,220
Property	77,726,271	69,239,781	65,380,689
Workers' compensation	75,696,890	68,323,060	63,539,473
Liability	68,661,112	60,455,101	58,180,559
Other	7,613,899	7,626,542	8,429,630
Total commercial lines	306,059,820	272,755,064	260,627,571

Personal lines:
Automobile	28,436,720	27,514,345	25,383,097
Property	22,020,416	20,824,263	19,099,403
Liability	621,730	555,543	536,587
Total personal lines	51,078,866	48,894,151	45,019,087
Total property and casualty insurance	$357,138,686	$321,649,215	$305,646,658

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$6,231,955	$9,398,123	$7,752,937
Property	13,508,911	13,798,857	14,650,486
Crop	3,840,893	5,681,196	3,246,597
Casualty	1,171,245	1,261,047	666,791
Marine/Aviation	5,708,220	889,350	668,275
Total pro rata reinsurance	30,461,224	31,028,573	26,985,086

Excess of loss reinsurance:
Property	59,537,028	53,170,244	45,540,294
Casualty	11,698,372	10,561,260	10,929,859
Surety	10,689	(6,979)	20,253
Total excess of loss reinsurance	71,246,089	63,724,525	56,490,406
Total reinsurance	$101,707,313	$94,753,098	$83,475,492

Consolidated	$458,845,999	$416,402,313	$389,122,150

8.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and the estimated fair value of the Company’s financial instruments are summarized below.

	Carrying	Estimated
	amount	fair value
December 31,2012
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$4,984,902	$4,984,902
U.S. government-sponsored agencies	162,442,630	162,442,630
Obligations of states and political subdivisions	370,962,114	370,962,114
Commercial mortgage-backed	80,349,182	80,349,182
Residential mortgage-backed	47,789,604	47,789,604
Other asset-backed	11,286,848	11,286,848
Corporate	321,979,577	321,979,577
Total fixed maturity securities available-for-sale	999,794,857	999,794,857

Equity securities available-for-sale:
Common stocks:
Financial services	18,093,388	18,093,388
Information technology	16,925,764	16,925,764
Healthcare	19,023,849	19,023,849
Consumer staples	13,609,527	13,609,527
Consumer discretionary	17,090,547	17,090,547
Energy	19,430,330	19,430,330
Industrials	8,574,816	8,574,816
Other	18,681,440	18,681,440
Non-redeemable preferred stocks	8,864,164	8,864,164
Total equity securities available-for-sale	140,293,825	140,293,825

Short-term investments	53,418,914	53,418,914

Liabilities:
Surplus notes	25,000,000	18,835,954

	Carrying	Estimated
	amount	fair value
December 31,2011
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$5,011,250	$5,011,250
U.S. government-sponsored agencies	152,179,684	152,179,684
Obligations of states and political subdivisions	401,127,528	401,127,528
Commercial mortgage-backed	99,106,059	99,106,059
Residential mortgage-backed	21,902,112	21,902,112
Other asset-backed	11,942,191	11,942,191
Corporate	266,934,752	266,934,752
Total fixed maturity securities available-for-sale	958,203,576	958,203,576

Equity securities available-for-sale:
Common stocks:
Financial services	9,518,685	9,518,685
Information technology	17,818,367	17,818,367
Healthcare	16,237,164	16,237,164
Consumer staples	10,460,870	10,460,870
Consumer discretionary	13,710,379	13,710,379
Energy	19,947,029	19,947,029
Industrials	5,742,518	5,742,518
Other	12,916,041	12,916,041
Non-redeemable preferred stocks	4,949,000	4,949,000
Total equity securities available-for-sale	111,300,053	111,300,053

Short-term investments	42,628,926	42,628,926

Liabilities:
Surplus notes	25,000,000	17,285,170

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

The Company uses an independent pricing source to obtain the estimated fair value of a majority of its securities, subject to an internal validation.  The fair value is based on quoted market prices, where available.  This is typically the case for equity securities and money market funds, which are accordingly classified as Level 1 fair value measurements.  In cases where quoted market prices are not available, fair value is based on a variety of valuation techniques depending on the type of security.  Fixed maturity securities and various short term investments in the Company’s portfolio may not trade on a daily basis; however, observable inputs are utilized in their valuations, and these securities are therefore classified as Level 2 fair value measurements.  Following is a brief description of the various pricing techniques used by the independent pricing source for different asset classes.

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

•
Mortgage-backed and asset-backed securities are first reviewed for the appropriate pricing speed (if prepayable), spread, yield and volatility.  The securities are priced with models using spreads and other information solicited from Wall Street buy- and sell-side sources, including primary and secondary dealers, portfolio managers, and research analysts.  To determine a tranche’s price, first the benchmark yield is determined and adjusted for collateral performance, tranche level attributes and market conditions.  Then the cash flow for each tranche is generated (using consensus prepayment speed assumptions including, as appropriate, a prepayment projection based on historical statistics of the underlying collateral).  The tranche-level yield is used to discount the cash flows and generate the price.  Depending on the characteristics of the tranche, a volatility-driven, multi-dimensional single cash flow stream model or an option-adjusted spread model may be used.  When cash flows or other security structure or market information is not available, broker quotes may be used.

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.  At December 31, 2012 and 2011, the Company did not hold any fixed maturity securities that were priced solely from broker quotes.

A small number of the Company’s securities are not priced by the independent pricing service.  One is an equity security that is reported as a Level 3 fair value measurement at December 31, 2012 and 2011, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements.  This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $2,401 and $2,250 at December 31, 2012 and 2011, respectively.  The other securities not priced by the Company’s independent pricing service at December 31, 2012 are three fixed maturity securities (one fixed maturity security was not priced by the Company’s independent pricing service at December 31, 2011).  These fixed maturity securities are classified as Level 2 fair value measurements.  The fair values for these fixed maturity securities were obtained from the SVO and the Company’s investment custodian using independent pricing services which utilize similar pricing techniques as the Company’s independent pricing service.

Presented in the table below are the estimated fair values of the Company’s financial instruments as of December 31, 2012 and 2011.

		Fair value measurements at December 31, 2012 using
		Quoted
		prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$4,984,902	$-	$4,984,902	$-
U.S. government-sponsored agencies	162,442,630	-	162,442,630	-
Obligations of states and political subdivisions	370,962,114	-	370,962,114	-
Commercial mortgage-backed	80,349,182	-	80,349,182	-
Residential mortgage-backed	47,789,604	-	47,789,604	-
Other asset-backed	11,286,848	-	11,286,848	-
Corporate	321,979,577	-	321,979,577	-
Total fixed maturity securities available-for-sale	999,794,857	-	999,794,857	-

Equity securities available-for-sale:
Common stocks:
Financial services	18,093,388	18,090,987	-	2,401
Information technology	16,925,764	16,925,764	-	-
Healthcare	19,023,849	19,023,849	-	-
Consumer staples	13,609,527	13,609,527	-	-
Consumer discretionary	17,090,547	17,090,547	-	-
Energy	19,430,330	19,430,330	-	-
Industrials	8,574,816	8,574,816	-	-
Other	18,681,440	18,681,440	-	-
Non-redeemable preferred stocks	8,864,164	8,864,164	-	-
Total equity securities available-for-sale	140,293,825	140,291,424	-	2,401

Short-term investments	53,418,914	42,062,664	11,356,250	-

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	18,835,954	-	-	18,835,954

		Fair value measurements at December 31, 2011 using
		Quoted
		prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$5,011,250	$-	$5,011,250	$-
U.S. government-sponsored agencies	152,179,684	-	152,179,684	-
Obligations of states and political subdivisions	401,127,528	-	401,127,528	-
Commercial mortgage-backed	99,106,059	-	99,106,059	-
Residential mortgage-backed	21,902,112	-	21,902,112	-
Other asset-backed	11,942,191	-	11,942,191	-
Corporate	266,934,752	-	266,934,752	-
Total fixed maturity securities available-for-sale	958,203,576	-	958,203,576	-

Equity securities available-for-sale:
Common stocks:
Financial services	9,518,685	9,516,435	-	2,250
Information technology	17,818,367	17,818,367	-	-
Healthcare	16,237,164	16,237,164	-	-
Consumer staples	10,460,870	10,460,870	-	-
Consumer discretionary	13,710,379	13,710,379	-	-
Energy	19,947,029	19,947,029	-	-
Industrials	5,742,518	5,742,518	-	-
Other	12,916,041	12,916,041	-	-
Non-redeemable preferred stocks	4,949,000	4,949,000	-	-
Total equity securities available-for-sale	111,300,053	111,297,803	-	2,250

Short-term investments	42,628,926	42,628,926	-	-

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	17,285,170	-	-	17,285,170

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities are reported as realized investment gains or losses in net income.

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Equity securities
	available-for-sale,
	financial services	Total
Balance at December 31, 2010	$2,130	$2,130
Unrealized gains included in other comprehensive income	120	120
Balance at December 31, 2011	2,250	2,250
Unrealized gains included in other comprehensive income	151	151
Balance at December 31, 2012	$2,401	$2,401

There were no transfers into or out of Levels 1 or 2 during 2012 or 2011.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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

The amortized cost and estimated fair value of securities available-for-sale as of December 31, 2012 and 2011 are as follows.  All securities are classified as available-for-sale and are carried at fair value.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
December 31, 2012	cost	gains	losses	fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,697,762	$287,140	$-	$4,984,902
U.S. government-sponsored agencies	159,548,303	3,228,302	333,975	162,442,630
Obligations of states and political subdivisions	335,188,220	35,776,373	2,479	370,962,114
Commercial mortgage-backed	69,952,036	10,412,989	15,843	80,349,182
Residential mortgage-backed	46,286,598	1,777,113	274,107	47,789,604
Other asset-backed	9,720,662	1,566,186	-	11,286,848
Corporate	295,450,358	26,774,604	245,385	321,979,577
Total fixed maturity securities	920,843,939	79,822,707	871,789	999,794,857

Equity securities:
Common stocks:
Financial services	14,496,766	3,630,544	33,922	18,093,388
Information technology	12,331,378	4,722,076	127,690	16,925,764
Healthcare	14,823,967	4,199,882	-	19,023,849
Consumer staples	12,019,892	1,593,039	3,404	13,609,527
Consumer discretionary	10,829,547	6,261,000	-	17,090,547
Energy	14,629,926	4,800,404	-	19,430,330
Industrials	7,638,633	936,183	-	8,574,816
Other	16,749,417	2,215,172	283,149	18,681,440
Non-redeemable preferred stocks	8,332,437	647,727	116,000	8,864,164
Total equity securities	111,851,963	29,006,027	564,165	140,293,825
Total securities available-for-sale	$1,032,695,902	$108,828,734	$1,435,954	$1,140,088,682

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
December 31, 2011	cost	gains	losses	fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,681,611	$329,639	$-	$5,011,250
U.S. government-sponsored agencies	149,016,862	3,162,822	-	152,179,684
Obligations of states and political subdivisions	373,597,081	27,530,447	-	401,127,528
Commercial mortgage-backed	89,452,202	9,694,648	40,791	99,106,059
Residential mortgage-backed	20,740,802	1,191,625	30,315	21,902,112
Other asset-backed	10,440,167	1,502,024	-	11,942,191
Corporate	252,010,891	16,438,873	1,515,012	266,934,752
Total fixed maturity securities	899,939,616	59,850,078	1,586,118	958,203,576

Equity securities:
Common stocks:
Financial services	8,479,330	1,055,486	16,131	9,518,685
Information technology	12,757,833	5,165,021	104,487	17,818,367
Healthcare	13,150,669	3,090,110	3,615	16,237,164
Consumer staples	9,572,447	896,769	8,346	10,460,870
Consumer discretionary	9,054,299	4,675,095	19,015	13,710,379
Energy	15,932,242	4,029,892	15,105	19,947,029
Industrials	4,983,996	802,862	44,340	5,742,518
Other	11,774,715	1,164,832	23,506	12,916,041
Non-redeemable preferred stocks	5,160,600	232,400	444,000	4,949,000
Total equity securities	90,866,131	21,112,467	678,545	111,300,053
Total securities available-for-sale	$990,805,747	$80,962,545	$2,264,663	$1,069,503,629

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of December 31, 2012 and 2011, listed by length of time the securities were in an unrealized loss position.

December 31, 2012	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$33,950,271	$333,975	$-	$-	$33,950,271	$333,975
Obligations of states and political subdivisions	3,234,180	2,479	-	-	3,234,180	2,479
Commercial mortgage-backed	3,773,043	15,843	-	-	3,773,043	15,843
Residential mortgage-backed	5,303,741	274,107	-	-	5,303,741	274,107
Corporate	17,567,579	245,385	-	-	17,567,579	245,385
Total, fixed maturity securities	63,828,814	871,789	-	-	63,828,814	871,789

Equity securities:
Common stocks:
Financial services	881,580	33,922	-	-	881,580	33,922
Information technology	1,435,122	127,690	-	-	1,435,122	127,690
Consumer staples	90,080	3,404	-	-	90,080	3,404
Other	2,403,683	283,149	-	-	2,403,683	283,149
Non-redeemable preferred stocks	-	-	1,884,000	116,000	1,884,000	116,000
Total, equity securities	4,810,465	448,165	1,884,000	116,000	6,694,465	564,165
Total temporarily impaired securities	$68,639,279	$1,319,954	$1,884,000	$116,000	$70,523,279	$1,435,954

December 31, 2011	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
Commercial mortgage-backed	$8,865,991	$30,729	$2,987,967	$10,062	$11,853,958	$40,791
Residential mortgage-backed	-	-	471,941	30,315	471,941	30,315
Corporate	40,789,555	1,332,242	817,500	182,770	41,607,055	1,515,012
Total, fixed maturity securities	49,655,546	1,362,971	4,277,408	223,147	53,932,954	1,586,118

Equity securities:
Common stocks:
Financial services	853,572	16,131	-	-	853,572	16,131
Information technology	3,074,796	101,096	49,324	3,391	3,124,120	104,487
Healthcare	1,912,273	3,615	-	-	1,912,273	3,615
Consumer staples	1,259,440	8,346	-	-	1,259,440	8,346
Consumer discretionary	191,508	19,015	-	-	191,508	19,015
Energy	712,268	15,105	-	-	712,268	15,105
Industrials	1,486,762	44,340	-	-	1,486,762	44,340
Other	1,053,572	23,506	-	-	1,053,572	23,506
Non-redeemable preferred stocks	-	-	1,556,000	444,000	1,556,000	444,000
Total, equity securities	10,544,191	231,154	1,605,324	447,391	12,149,515	678,545
Total temporarily impaired securities	$60,199,737	$1,594,125	$5,882,732	$670,538	$66,082,469	$2,264,663

Unrealized losses on fixed maturity securities are not associated with any one category at December 31, 2012.  Most of these securities are considered investment grade by credit rating agencies.  Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at December 31, 2012.

The unrealized losses on common stocks at December 31, 2012 are not concentrated in a particular sector or an individual security.   The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at December 31, 2012.

All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at December 31, 2012.

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2012, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value
Securities available-for-sale:
Due in one year or less	$15,429,447	$15,796,205
Due after one year through five years	149,835,889	159,814,436
Due after five years through ten years	150,473,582	168,557,989
Due after ten years	488,866,387	527,487,441
Mortgage-backed securities	116,238,634	128,138,786
Totals	$920,843,939	$999,794,857

A summary of realized investment gains and (losses) is as follows:

	Year ended December 31,
	2012	2011	2010
Fixed maturity securities held-to-maturity:
Gross realized investment gains	$-	$47,077	$-

Fixed maturity securities available-for-sale:
Gross realized investment gains	795,199	1,236,302	1,325,345
Gross realized investment losses	(9,777)	(572,071)	(87,082)
"Other-than-temporary" impairments	-	(221,956)	(204,045)

Equity securities available-for-sale:
Gross realized investment gains	9,983,532	18,604,135	5,794,677
Gross realized investment losses	(2,566,303)	(4,052,016)	(779,861)
"Other-than-temporary" impairments	(185,623)	(5,738,178)	(2,180,231)
Totals	$8,017,028	$9,303,293	$3,868,803

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  During the fourth quarter of 2011, the Company sold all of its held-to-maturity securities, which consisted solely of small balances remaining on Government National Mortgage Association (GNMA) securities.  These securities were ultimately purchased by GNMA, who repackaged them into a single security and resold them through a broker to the Company on the same day.  The transaction was conducted to improve administrative efficiency, increase liquidity and reduce custodial costs.  The amounts reported as “other-than-temporary” impairments do not include any individually significant items.

The following table is a roll forward of the cumulative credit losses on fixed maturity securities that have been recognized in earnings from “other-than-temporary” impairments.  Note that this table only includes the credit loss component of “other-than-temporary” impairments, and does not include the non-credit loss component of impairments (which is recognized through “other comprehensive income”) or impairments that are recognized through earnings in their entirety (not subject to bifurcation between credit and non-credit components).  During the first quarter of 2010, the Company determined that the credit loss associated with a previously impaired residential mortgage-backed security increased, resulting in additional impairment loss recognized in earnings in the first quarter of 2010.  During the second quarter of 2011, management determined that it would sell certain residential mortgage-backed securities that were in an unrealized loss position, resulting in the recognition of the non-credit loss component of the impairments through earnings.

	Year ended December 31,
	2012	2011	2010
Balance at beginning of year	$-	$207,854	$87,315

Additional credit loss for which an "other-than-temporary" impairment loss was previously recognized	-	-	120,539
Reduction for credit loss associated with previously recognized "other-than-temporary" impairment due to management's intent to sell the security	-	(207,854)	-
Balance at end of year	$-	$-	$207,854

A summary of net investment income is as follows:

	Year ended December 31,
	2012	2011	2010
Interest on fixed maturity securities	$41,699,293	$44,874,829	$48,661,716
Dividends on equity securities	3,851,932	2,361,929	1,969,281
Interest on short-term investments	187,480	143,529	137,745
Interest on long-term investments	11,584	27,472	26,437
Fees from securities lending	-	-	195
Total investment income	45,750,289	47,407,759	50,795,374
Investment expenses.	(1,605,215)	(1,296,834)	(1,306,159)
Net investment income	$44,145,074	$46,110,925	$49,489,215

A summary of net changes in unrealized holding gains (losses) on securities available-for-sale is as follows:

	Year ended December 31,
	2012	2011	2010
Fixed maturity securities	$20,686,958	$26,309,716	$4,968,032
Deferred income tax expense	7,240,435	9,208,402	1,738,811
Total fixed maturity securities	13,446,523	17,101,314	3,229,221

Equity securities	8,007,940	(4,984,021)	8,342,884
Deferred income tax expense (benefit)	2,802,780	(1,744,407)	2,920,009
Total equity securities	5,205,160	(3,239,614)	5,422,875
Total available-for-sale securities	$18,651,683	$13,861,700	$8,652,096

10.	INCOME TAXES

Temporary differences between the consolidated financial statement carrying amount and tax basis of assets and liabilities that give rise to significant portions of the deferred income tax asset (liability) at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Loss reserve discounting	$18,669,516	$20,055,111
Unearned premium reserve limitation	13,372,124	11,989,717
Retirement benefits	9,388,387	9,862,263
Other policyholders' funds payable	2,119,289	1,771,406
Minimum tax credits	-	1,051,205
"Other-than-temporarily" impaired securities held	356,976	572,526
Other, net	1,369,711	1,299,889
Total deferred income tax asset	45,276,003	46,602,117
Net unrealized holding gains on investment securities	(37,587,475)	(27,544,260)
Deferred policy acquisition costs	(12,048,958)	(10,797,400)
Other, net	(1,992,260)	(1,549,538)
Total deferred income tax liability	(51,628,693)	(39,891,198)
Net deferred income tax asset (liability)	$(6,352,690)	$6,710,919

Based upon anticipated future taxable income and consideration of all other available evidence, management believes that it is “more likely than not” that the Company’s deferred income tax assets will be realized.

The actual income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 differed from the “expected” income tax expense (benefit) for those years (computed by applying the United States federal corporate tax rate of 35 percent to income (loss) before income tax expense (benefit)) as follows:

	Year ended December 31,
	2012	2011	2010
Computed "expected" income tax expense (benefit)	$18,071,765	$(3,847,032)	$14,857,038
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(4,432,861)	(4,636,716)	(4,931,396)
Dividends received deduction	(722,900)	(516,691)	(478,528)
Proration of tax-exempt interest and dividends received deduction	773,364	773,011	811,489
Elimination of deduction for Medicare Part D retiree drug subsidy	-	-	794,383
Other, net	(22,183)	(26,810)	47,125
Income tax expense (benefit)	$13,667,185	$(8,254,238)	$11,100,111

As a result of the Patient Protection and Affordable Care Act (H.R. 3590) and the follow-up Health Care and Education Reconciliation Act of 2010 (H.R. 4872) signed into law on March 23, 2010 and March 30, 2010, respectively (the “Acts”), beginning in 2013 the Company will no longer be able to claim a tax deduction for drug expenses that are reimbursed under the Medicare Part D retiree drug subsidy program.  Although this tax change does not take effect until 2013, the Company was required to recognize the financial impact of this tax change in the period in which the Acts were signed, thus the Company eliminated the associated deferred tax asset during the first quarter of 2010.

Comprehensive income tax expense (benefit) included in the consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year ended December 31,
	2012	2011	2010
Income tax expense (benefit) on:
Operations	$13,667,185	$(8,254,238)	$11,100,111
Change in unrealized holding gains on investment securities	10,043,215	7,463,995	4,658,820
Change in funded status of retirement benefit plans:
Pension plans	597,802	(3,132,777)	668,041
Postretirement benefit plans	349,988	(2,799,278)	(780,555)
Comprehensive income tax expense (benefit)	$24,658,190	$(6,722,298)	$15,646,417

The Company had no provision for uncertain income tax positions at December 31, 2012 or 2011.  The Company recognized $3,359 and $9,396 of interest income related to U.S. federal income taxes during 2012 and 2011, respectively.  The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during 2012, 2011 or 2010.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files a U.S. federal income tax return, along with various states income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2009.

11.	SURPLUS NOTES

The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual at an interest rate of 3.60 percent.  The Inter-Company Committees of the boards of directors of the Company and Employers Mutual approved a reduction in the interest rate on the outstanding notes to 1.35 percent effective February 1, 2013 subject to regulatory approval.  Reviews of the interest rate are conducted by the Inter-Company Committees every five years, with the next review due in 2018.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $900,000 in each of the years 2012, 2011 and 2010.  At December 31, 2012, the Company’s property and casualty insurance subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2012.

12.	EMPLOYEE RETIREMENT PLANS

Employers Mutual has various employee benefit plans, including two defined benefit pension plans and two postretirement benefit plans, that provide retiree healthcare and life insurance coverage.

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

The following table sets forth the funded status of Employers Mutual’s pension and postretirement benefit plans as of December 31, 2012 and 2011, based upon measurement dates of December 31, 2012 and 2011, respectively.

	Pension plans		Postretirement benefit plans
	2012	2011	2012	2011
Change in projected benefit obligation:
Benefit obligation at beginning of year	$225,100,396	$202,338,953	$144,354,348	$110,871,237
Service cost	12,386,021	11,527,452	6,150,118	4,602,488
Interest cost	8,818,790	9,703,193	6,536,842	5,998,581
Actuarial loss	14,251,377	13,663,453	4,086,259	25,540,194
Benefits paid	(13,266,503)	(12,132,655)	(2,787,354)	(2,909,110)
Medicare subsidy reimbursements	-	-	579,650	250,958
Plan amendments	-	-	(3,817,848)	-
Projected benefit obligation at end of year	247,290,081	225,100,396	155,102,015	144,354,348

Change in plan assets:
Fair value of plan assets at beginning of year	209,926,692	208,419,480	53,446,305	48,684,444
Actual return on plan assets	27,715,290	(4,274,435)	5,656,128	(329,029)
Employer contributions	15,658,403	17,914,302	1,500,000	8,000,000
Benefits paid	(13,266,503)	(12,132,655)	(2,787,354)	(2,909,110)
Fair value of plan assets at end of year	240,033,882	209,926,692	57,815,079	53,446,305
Funded status	$(7,256,199)	$(15,173,704)	$(97,286,936)	$(90,908,043)

The following tables set forth the amounts recognized in the Company’s financial statements as a result of the property and casualty insurance subsidiaries’ aggregate 30 percent participation in the pooling agreement and amounts allocated to the reinsurance subsidiary as of December 31, 2012 and 2011:

Amounts recognized in the Company’s consolidated balance sheets:

	Pension plans		Postretirement benefit plans
	2012	2011	2012	2011
Assets:
Prepaid pension benefits	$1,413,104	$-	$-	$-
Liability:
Pension and postretirement benefits	(3,800,987)	(4,779,344)	(26,913,646)	(24,892,491)
Net amount recognized	$(2,387,883)	$(4,779,344)	$(26,913,646)	$(24,892,491)

Amounts recognized in the Company’s consolidated balance sheets under the caption “accumulated other comprehensive income”, before deferred income taxes:

	Pension plans		Postretirement benefit plans
	2012	2011	2012	2011
Net actuarial loss	$(23,299,008)	$(24,919,034)	$(15,133,387)	$(15,625,079)
Prior service (cost) credit	(49,643)	(137,624)	4,554,453	4,046,180
Net amount recognized	$(23,348,651)	$(25,056,658)	$(10,578,934)	$(11,578,899)

During 2013, the Company will amortize $1,810,445 of net actuarial loss and $15,505 of prior service cost associated with the pension plans into net periodic benefit cost.  In addition, the Company will amortize $723,688 of prior service credit and $1,054,826 of net actuarial loss associated with the postretirement benefit plans into net periodic postretirement benefit cost in 2013.

Amounts recognized in the Company’s consolidated statements of comprehensive income:

	Pension plans		Postretirement benefit plans
	2012	2011	2012	2011
Net actuarial gain (loss)	$1,620,026	$(9,080,689)	$491,692	$(7,433,767)
Prior service (cost) credit	87,981	129,893	508,273	(564,169)
Net amount recognized	$1,708,007	$(8,950,796)	$999,965	$(7,997,936)

The following table sets forth the projected benefit obligation, accumulated benefit obligation and fair value of plan assets of Employers Mutual’s non-qualified pension plan.  The amounts related to the qualified pension plan are not included since the plan assets exceeded the accumulated benefit obligation.

	Year ended December 31,
	2012	2011
Projected benefit obligation	$11,931,828	$11,871,591
Accumulated benefit obligation	10,889,563	10,466,653
Fair value of plan assets	-	-

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Year ended December 31,
	2012	2011	2010
Pension plans:
Service cost	$12,386,021	$11,527,452	$10,717,698
Interest cost	8,818,790	9,703,193	9,970,477
Expected return on plan assets	(14,925,445)	(15,506,042)	(12,676,990)
Amortization of net actuarial loss	6,808,576	3,528,096	3,995,656
Amortization of prior service cost	291,152	432,134	452,080
Net periodic pension benefit cost	$13,379,094	$9,684,833	$12,458,921

Postretirement benefit plans:
Service cost	$6,150,118	$4,602,488	$3,931,601
Interest cost	6,536,842	5,998,581	5,533,758
Expected return on plan assets	(3,219,175)	(2,929,894)	(2,952,489)
Amortization of net actuarial loss	4,008,614	1,776,849	1,350,949
Amortization of prior service credit	(2,131,256)	(2,131,256)	(2,131,256)
Net periodic postretirement benefit cost	$11,345,143	$7,316,768	$5,732,563

Net periodic pension benefit cost allocated to the Company amounted to $4,115,440, $2,983,679 and $3,842,291 in 2012, 2011 and 2010, respectively.  Net periodic postretirement benefit cost allocated to the Company for the years ended December 31, 2012, 2011 and 2010 was $3,287,184, $2,111,176 and $1,639,727, respectively.

The weighted-average assumptions used to measure the benefit obligations are as follows:

	Year ended December 31,
	2012	2011
Pension plans:
Discount rate	3.24%	4.13%
Rate of compensation increase:
Qualified pension plan	4.73%	4.73%
Non-qualified pension	4.68%	4.68%

Postretirement benefit plans:
Discount rate	4.03%	4.59%

The weighted-average assumptions used to measure the net periodic benefit costs are as follows:

	Year ended December 31,
	2012	2011	2010
Pension plans:
Discount rate	4.13%	5.00%	5.75%
Expected long-term rate of return on plan assets	7.25%	7.50%	7.50%
Rate of compensation increase:
Qualified pension plan	4.73%	4.73%	4.73%
Non-qualified pension plan	4.68%	4.68%	4.68%

Postretirement benefit plans:
Discount rate	4.59%	5.50%	6.00%
Expected long-term rate of return on plan assets	6.25%	6.25%	6.75%

The expected long-term rates of return on plan assets were developed considering actual historical results, current and expected market conditions, plan asset mix and management’s investment strategy.

	Year ended December 31,
	2012	2011
Assumed health care cost trend rate:
Health care cost trend rate assumed for next year	7.75%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2024

The assumed health care cost trend rate has a significant effect on the service and interest cost components of the net periodic benefit cost and the benefit obligation reported for the postretirement benefit plans.  A one-percentage-point change in the assumed health care cost trend rate would have the following effects on the plan:

	One-percentage-point
	Increase	Decrease
Effect on total of service and interest cost	$2,560,009	$(1,995,552)
Effect on postretirement benefit obligation	$26,098,185	$(20,729,372)

The following benefit payments, which reflect expected future service, are expected to be paid from the plans over the next ten years:

		Postretirement benefits
	Pension benefits	Gross	Medicare subsidy	Net
2013	$23,099,747	$4,414,075	$506,996	$3,907,079
2014	22,179,827	4,929,149	584,099	4,345,050
2015	23,876,732	5,547,788	678,840	4,868,948
2016	20,412,323	6,110,892	786,948	5,323,944
2017	21,270,889	6,726,980	892,766	5,834,214
2018 - 2022	121,259,186	43,348,425	6,529,249	36,819,176

Employers Mutual manages the VEBA trust assets internally.  The portfolio is currently in the funding stage, with the expectation that over time, contributions, investment returns and life insurance death benefits will be large enough to cover current and future expenses.  As such, an emphasis is placed on asset accumulation, with current income generation secondary.

Assets contained in the VEBA trust to fund Employers Mutual’s postretirement benefit obligations are currently invested in universal life insurance policies (issued by EMC National Life Company, an affiliate of Employers Mutual), mutual funds and an exchange-traded fund (ETF).  The mutual funds are fixed income, international equity and domestic equity funds.  The ETF is an emerging markets fund.

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

•	ETF: Valued at the closing price from the applicable exchange.

•	Life Insurance Contract: Valued at the cash accumulation value, which approximates fair value.

The fair values of the assets held in Employers Mutual’s VEBA trust are as follows:

		Fair value measurements at December 31, 2012 using
		Quoted prices in	Significant	Significant
		active markets for	other observable	unobservable
		identical assets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Money market fund	$2,478,233	$2,478,233	$-	$-
Emerging markets ETF	3,489,949	3,489,949	-	-
Mutual funds:
Equity	29,398,816	29,398,816	-	-
Tax-exempt fixed income	2,908,889	2,908,889	-	-
International equity	6,666,766	6,666,766	-	-
Life insurance contracts	12,872,426	-	-	12,872,426
	$57,815,079	$44,942,653	$-	$12,872,426

		Fair value measurements at December 31, 2011 using
		Quoted prices in	Significant	Significant
		active markets for	other observable	unobservable
		identical assets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Money market fund	$8,257,236	$8,257,236	$-	$-
Emerging markets ETF	2,113,395	2,113,395	-	-
Mutual funds:
Equity	22,712,199	22,712,199	-	-
Tax-exempt fixed income	2,563,139	2,563,139	-	-
International equity	5,309,728	5,309,728	-	-
Life insurance contracts	12,490,608	-	-	12,490,608
	$53,446,305	$40,955,697	$-	$12,490,608

Presented below is a reconciliation of the assets measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011.

	Fair value measurements
	using significant
	unobservable inputs (Level 3)
	Life insurance contracts
	2012	2011
Balance at beginning of year	$12,490,608	$12,125,868

Actual return on plan assets:
Increase in cash accumulation value of life insurance contracts	381,818	364,740
Balance at end of year	$12,872,426	$12,490,608

Employers Mutual uses Global Portfolio Strategies, Inc. to advise on the asset allocation strategy for its qualified pension plan.  The asset allocation strategy and process of Global Portfolio Strategies, Inc. uses a diversified allocation of equity, debt and real estate exposures that is customized to the plan’s payment risk and return targets.

Global Portfolio Strategies, Inc. reviews the plan’s assets and liabilities in relation to expectations of long-term market performance and liability development to determine the appropriate asset allocation.  The data for the contributions and emerging liabilities is provided from the plan’s actuarial valuation, while the current asset and monthly benefit payment data is provided by the plan record keeper.

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

The fair values of the assets held in Employers Mutual’s defined benefit retirement plan are as follows:

		Fair value measurements at December 31, 2012 using
		Quoted prices in	Significant	Significant
		active markets for	other observable	unobservable
		identical assets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Bond and mortgage separate account	$29,689,019	$-	$29,689,019	$-
Pooled separate accounts:
U.S. stock funds	123,183,685	-	123,183,685	-
International stock funds	46,927,216	-	46,927,216	-
U.S. bond funds	34,412,351	-	34,412,351	-
Short-term funds	1,199,931	-	1,199,931	-
Real estate securities fund	4,621,680	4,621,680	-	-
	$240,033,882	$4,621,680	$235,412,202	$-

		Fair value measurements at December 31, 2011 using
		Quoted prices in	Significant	Significant
		active markets for	other observable	unobservable
		identical assets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Bond and mortgage separate account	$29,850,049	$-	$29,850,049	$-
Pooled separate accounts:
U.S. stock funds	109,097,915	-	109,097,915	-
International stock funds	35,955,255	-	35,955,255	-
U.S. bond funds	23,705,875	-	23,705,875	-
Short-term funds	2,968,750	-	2,968,750	-
Real estate securities fund	8,348,848	8,348,848	-	-
	$209,926,692	$8,348,848	$201,577,844	$-

Employers Mutual plans to contribute approximately $15,000,000 to the pension plan and $4,000,000 to the VEBA trust in 2013.

The Company participates in other benefit plans sponsored by Employers Mutual, including its 401(k) Plan, Board and Executive Non-Qualified Excess Plans and Defined Contribution Supplemental Executive Retirement Plan.  The Company’s share of expenses for these plans amounted to $1,822,925, $1,523,675 and $1,428,369 in 2012, 2011 and 2010, respectively.

13.	STOCK –BASED COMPENSATION

The Company has no stock-based compensation plans of its own; however, Employers Mutual has several stock plans which utilize the common stock of the Company.  Employers Mutual can provide the common stock required under its plans by:  1) using shares of common stock that it currently owns; 2) purchasing common stock on the open market; or 3) directly purchasing common stock from the Company at the current fair value.  Employers Mutual has historically purchased common stock from the Company for use in its stock plans and its non-employee director stock option plan.  Employers Mutual generally purchases common stock on the open market to fulfill its obligations under its employee stock purchase plan.

Stock Plans

Employers Mutual maintains two separate stock plans for the benefit of officers and key employees of Employers Mutual and its subsidiaries.  A total of 1,500,000 shares of the Company’s common stock have been reserved for issuance under the 2003 Employers Mutual Casualty Company Incentive Stock Option Plan (2003 Plan) and a total of 2,000,000 shares have been reserved for issuance under the 2007 Employers Mutual Casualty Company Stock Incentive Plan (2007 Plan).  A third stock plan, the 1993 Employers Mutual Casualty Company Incentive Stock Option Plan (1993 Plan), is no longer active.  The time period for exercising options granted under the 1993 Plan expired during 2012.  A total of 105,120 shares reserved for issuance under the 1993 Plan will be deregistered in 2013.

The 2003 Plan permitted the issuance of incentive stock options only, while the 2007 Plan permits the issuance of performance shares, performance units, and other stock-based awards, in addition to qualified (incentive) and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units.  Both plans provide for a ten-year time limit for granting awards.  No additional options will be granted under the 2003 Plan now that Employers Mutual is utilizing the 2007 Plan.  Options granted under the plans generally have a vesting period of five years, with options becoming exercisable in equal annual cumulative increments commencing on the first anniversary of the option grant.  Option prices cannot be less than the fair value of the common stock on the date of grant.

The Senior Executive Compensation and Stock Option Committee (the “Committee”) of Employers Mutual’s Board of Directors (the “Board”) grants the awards and is the administrator of the plans.  The Company’s Compensation Committee must consider and approve all awards granted to the Company’s executive officers.

The Company recognized compensation expense from these plans of $239,784 ($173,894 net of tax), $190,032 ($136,281 net of tax) and $136,599 ($112,137 net of tax) in 2012, 2011 and 2010, respectively.

A summary of the activity under Employers Mutual’s stock plans for 2012, 2011 and 2010 is as follows:

	Year ended December 31,
	2012		2011		2010
		Weighted-		Weighted-		Weighted-
	Number	average	Number	average	Number	average
	of	exercise	of	exercise	of	exercise
	options	price	options	price	options	price
Outstanding, beginning of year	1,437,095	$21.92	1,251,489	$21.25	1,172,614	$20.96
Granted	263,161	20.98	277,180	24.40	219,476	20.72
Exercised	(42,619)	17.97	(38,631)	18.67	(73,086)	15.70
Expired	(68,680)	21.51	(50,918)	21.51	(50,315)	20.26
Forfeited	-	-	(2,025)	19.13	(17,200)	21.68
Outstanding, end of year	1,588,957	$21.89	1,437,095	$21.92	1,251,489	$21.25

Exercisable, end of year	872,506	$21.97	762,888	$21.64	638,788	$21.40

Employers Mutual estimated the fair value of each option grant on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted-average assumptions:

	Year ended December 31,
	2012	2011	2010
Estimated dividend yield	3.81%	3.11%	3.47%
Expected volatility	25.2% - 44.7%	20.9% - 51.2%	16.7% - 23.6%
Weighted-average volatility	35.61%	32.76%	19.17%
Risk-free interest rate	0.06% - 1.51%	0.17% - 2.75%	0.16% - 2.99%
Expected term (years)	0.25 - 6.40	0.25 - 6.40	0.25 - 6.30

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

The expected volatility of options granted in 2012 to individuals who were not eligible to retire as of the grant date was computed by using the historical daily prices of the Company’s common stock for a period covering the most recent 6.4 years, which approximates the average term of the options.  This produced an expected volatility of 44.7 percent.  The expected volatility of options granted to individuals who were eligible to retire as of the grant date was computed by using the historical daily prices for the most recent three-month period.  This produced an expected volatility of 25.2 percent.  The weighted-average volatility of the 2012 option grant was 35.61 percent.  Prior to 2011, expected volatilities were calculated, in most instances, using historical high and low average monthly prices of the Company’s common stock.  This produced expected volatilities that were typically lower than those calculated in 2012 and 2011 using daily prices.  Due to the higher expected volatilities used in the valuation of the 2012 and 2011 option grants, the fair values of the granted options are higher, which produces a larger amount of stock compensation expense.

At December 31, 2012, the Company’s portion of the unrecognized compensation cost associated with option awards issued under Employers Mutual’s stock plans that are not currently vested was $559,214, with a 1.6 year weighted-average period over which the compensation expense is expected to be recognized.  A summary of non-vested option activity under Employers Mutual’s stock plans for 2012, 2011 and 2010 is as follows:

	Year ended December 31,
	2012		2011		2010
		Weighted-		Weighted-		Weighted-
	Number	average	Number	average	Number	average
	of	grant-date	of	grant-date	of	grant-date
	options	fair value	options	fair value	options	fair value
Non-vested, beginning of year	674,207	$3.58	612,701	$2.64	634,828	$3.16
Granted	263,161	3.83	277,180	5.01	219,476	1.92
Vested	(220,917)	3.25	(213,649)	2.75	(224,403)	3.28
Forfeited	-	-	(2,025)	3.03	(17,200)	4.15
Non-vested, end of year	716,451	$3.77	674,207	$3.58	612,701	$2.64

The Company’s portion of the total intrinsic value of options exercised under Employers Mutual’s stock plans was $54,489, $54,932 and $125,939 in 2012, 2011 and 2010, respectively.  Under the terms of the pooling and quota share agreements, these amounts were paid to Employers Mutual.  The Company received the full fair value for all shares issued under these plans.  The Company’s portion of the total fair value of options that vested in 2012, 2011 and 2010 was $215,399, $176,131 and $220,962, respectively.  Additional information relating to options outstanding and options vested (exercisable) at December 31, 2012 is as follows:

	December 31, 2012
		Weighted-		Weighted-
	Number	average	Aggregate	average
	of	exercise	intrinsic	remaining
	options	price	value	term
Options outstanding	1,588,957	$21.89	$3,548,868	5.99
Options exercisable	872,506	$21.97	$1,940,904	4.39

The 2003 Plan does not generally generate income tax deductions for the Company because only incentive stock options could be issued under the plan.  The Company has recorded a deferred income tax benefit for a portion of the compensation expense associated with the March 2008 grant and for all subsequent grants (all made under the 2007 Plan) because non-qualified options were issued.  The Company’s portion of the current income tax deduction realized from exercises of stock options was $2,026, $11,341 and $2,644 in 2012, 2011 and 2010, respectively.  These actual deductions are generally in excess of the deferred tax benefits recorded in conjunction with the compensation expense (referred to as excess tax benefits) and are reflected in the statement of cash flows as a financing cash inflow (outflow if less) with an offsetting cash flow from operating activities (($2,221), $6,622 and $542 as the Company’s portion in 2012, 2011 and 2010, respectively).  The income tax benefit that results from disqualifying dispositions of stock purchased through incentive stock options is deemed immaterial.

Employee Stock Purchase Plan

On May 30, 2008, the Company registered 500,000 shares of the Company’s common stock for use in the Employers Mutual Casualty Company 2008 Employee Stock Purchase Plan.  Any employee may participate in the plan by delivering, during the first twenty days of the calendar month preceding the first day of an election period, a payroll deduction authorization to the plan administrator; or making a cash contribution (employees designated as “Insiders” are required to give six months advance notice prior to participating in the plan).  Participants pay 85 percent of the fair market value of the stock on the date of purchase.  The plan is administered by the Board of Employers Mutual, and the Board has the right to amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options.  Expenses allocated to the Company in connection with this plan totaled $38,755, $39,150 and $26,657 in 2012, 2011 and 2010, respectively.

During 2012, a total of 36,702 options were exercised at prices ranging from $17.20 to $19.86.  Activity under the plan was as follows:

	Year ended December 31,
	2012	2011	2010
Shares available for purchase, beginning of year	407,102	441,423	468,122
Shares purchased under the plan	(36,702)	(34,321)	(26,699)
Shares available for purchase, end of year	370,400	407,102	441,423

Non-Employee Director Stock Option Plan

A total of 200,000 shares of the Company’s common stock have been reserved for issuance under the 2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan.  All non-employee directors of Employers Mutual and its subsidiaries and affiliates who are not serving on the “Disinterested Director Committee” of the Board of Employers Mutual as of the beginning of an option period are eligible to participate in the plan.  Each eligible director can purchase shares of common stock at 75 percent of the fair value of the stock on the option exercise date in an amount equal to a minimum of 25 percent and a maximum of 100 percent of their annual cash retainer.  The plan will continue through the option period for options granted at the 2012 annual meetings.  The plan is administered by the Disinterested Director Committee of the Board.  The Board may amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options.  Expenses allocated to the Company in connection with this plan totaled $22,138, $48,877 and $10,931 in 2012, 2011 and 2010, respectively.

During 2012, a total of 6,063 options were exercised at prices ranging from $14.49 to $15.44.  Activity under the plan was as follows:

	Year ended December 31,
	2012	2011	2010
Shares available for purchase, beginning of year	155,467	167,848	172,630
Shares purchased under the plan	(6,063)	(12,381)	(4,782)
Shares available for purchase, end of year	149,404	155,467	167,848

Dividend Reinvestment Plan

The Company has previously maintained a dividend reinvestment and common stock purchase plan (the “Plan”) which provided stockholders with the option of reinvesting cash dividends in additional shares of the Company’s common stock.  Participants could also purchase additional shares of common stock without incurring broker commissions by making optional cash contributions to the plan, and sell shares of common stock through the plan.

Effective March 14, 2012, the Company’s Board of Directors temporarily suspended the issuance of shares of common stock under the Plan.  As a result, dividend reinvestments and optional cash purchases are not currently permitted under the Plan.  The temporary suspension of the issuance of shares of common stock under the Plan was due to a late filing of an amendment to a Current Report on Form 8-K.  It is the intent of the Board of Directors to reinstate the issuance of shares of common stock under the Plan at such time that the Company is once again in compliance with the eligibility requirements regarding the timely filing of the required reports.

Employers Mutual did not participate in this plan in 2012, 2011 or 2010.  Activity under the plan was as follows:

	Year ended December 31,
	2012	2011	2010
Shares available for purchase, beginning of year	161,236	169,383	175,609
Shares purchased under the plan	(51)	(8,147)	(6,226)
Shares available for purchase, end of year	161,185	161,236	169,383

Range of purchase prices	$21.38	$18.13	$20.48
	to	to	to
	$23.22	$24.25	$23.62

Stock Appreciation Right (SAR) agreement

On October 19, 2006, Employers Mutual entered into a stock appreciation rights (SAR) agreement with the Company’s Executive Vice President and Chief Operating Officer (Mr. Murray) at that time.  Because the SAR agreement will be settled in cash, it is considered to be a liability-classified award under ASC Topic 718.  As a result, the value of this agreement must be re-measured at fair value at each financial statement reporting date, subject to a minimum fair value stipulated in the SAR agreement.  The full value of this agreement was expensed in 2006 because Mr. Murray was eligible for retirement and was entitled to keep the award at retirement, and as a result, the award did not have any subsequent service requirements.  Subsequent changes in the fair value of this agreement are reflected as compensation expense, until the agreement is ultimately settled in 2016.  During 2012, 2011 and 2010, the Company did not recognize any compensation expense related to this award because the fair value of the award did not exceed the floor amount contained in the agreement.

14.	STOCK REPURCHASE PROGRAMS

Stock Repurchase Plans

On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program.  On October 31, 2008, the Company’s Board of Directors announced an extension of the stock repurchase program, authorizing an additional $10,000,000.  During 2011 the Company completed the program.  In total, the Company repurchased 1,078,733 shares of its common stock at a cost of $24,998,330 under the program.

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

Stock Purchase Plan

During the second quarter of 2005, Employers Mutual initiated a $15,000,000 stock purchase program under which Employers Mutual will purchase shares of the Company’s common stock in the open market.  This purchase program does not have an expiration date; however, this program is currently dormant and will remain so while the Company’s repurchase program is in effect.  The timing and terms of the purchases are determined by management based on market conditions and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  No purchases were made during 2012, 2011 and 2010.  As of December 31, 2012, $4,490,561 remained available under this plan for additional purchases.

15.	LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota, with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All of these lease costs are included as expenses under the pooling agreement.  The following table reflects the lease commitments of the Company as of December 31, 2012.

	Payments due by period
		Less than	1 - 3	4 - 5	More than
	Total	1 year	years	years	5 years
Lease commitments
Real estate operating leases	$7,601,875	$1,327,830	$2,454,341	$1,810,872	$2,008,832

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $1,016,334 and $1,038,797 have been accrued as of December 31, 2012 and 2011, respectively.  Premium tax offsets of $653,434 and $665,829, which are related to prior guarantee fund payments and current assessments, have been accrued as of December 31, 2012 and 2011, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  Estimated second-injury fund assessments of $1,578,802 and $1,873,392 have been accrued as of December 31, 2012 and 2011, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of these annuities was $165,362 at December 31, 2012.  The Company has a contingent liability for the aggregate guaranteed amount of the annuities of $239,486 at December 31, 2012 should the issuers of those annuities fail to perform.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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

16.	UNAUDITED INTERIM FINANCIAL INFORMATION

	Three months ended,
	March 31	June 30	September 30	December 31
2012
Total revenues	$130,073,865	$120,503,570	$132,562,158	$128,727,934
Income (loss) before income tax expense (benefit)	$27,898,287	$(5,511,804)	$10,750,356	$18,496,775
Income tax expense (benefit)	8,674,552	(2,935,333)	2,429,112	5,498,854
Net income (loss)	$19,223,735	$(2,576,471)	$8,321,244	$12,997,921
Net income (loss) per share - basic and diluted^	$1.49	$(0.20)	$0.65	$1.01

	Three months ended,
	March 31	June 30	September 30	December 31
2011 *
Total revenues	$116,827,435	$114,341,363	$115,423,984	$126,051,859
Income (loss) before income tax expense (benefit)	$7,153,054	$(21,660,164)	$(10,206,423)	$13,722,016
Income tax expense (benefit)	1,413,216	(8,758,153)	(4,631,933)	3,722,632
Net income (loss)	$5,739,838	$(12,902,011)	$(5,574,490)	$9,999,384
Net income (loss) per share - basic and diluted^	$0.44	$(1.00)	$(0.43)	$0.78

*  Prior year amounts adjusted, where applicable, for new accounting guidance regarding deferrable acquisition costs (effective January 1, 2012).  See Note 1 of Notes to Consolidated Financial Statements.

^  Since the weighted-average number of shares outstanding for the quarters are calculated independently of the weighted-average number of shares outstanding for the year, quarterly net income (loss) per share may not total to annual net income (loss) per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

The Board of Directors and Stockholders
EMC Insurance Group Inc.

We have audited the consolidated financial statements of EMC Insurance Group Inc. and Subsidiaries (the Company) as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and have issued our report thereon dated March 12, 2013 (included elsewhere in this Form 10-K).  Our audits also include the financial statement schedules listed in Item 15(a) 2 of this Form 10-K.  These schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in response to new accounting standards, the Company changed its method of accounting for the capitalization of deferred policy acquisition costs effective January 1, 2012.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 12, 2013

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule I – Summary of Investments-
Other than Investments in Related Parties

December 31, 2012

			Amount at
			which shown
			in the
Type of investment	Cost	Fair value	balance sheet

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,697,762	$4,984,902	$4,984,902
U.S. government-sponsored agencies	159,548,303	162,442,630	162,442,630
Obligations of states and political subdivisions	335,188,220	370,962,114	370,962,114
Commercial mortgage-backed	69,952,036	80,349,182	80,349,182
Residential mortgage-backed	46,286,598	47,789,604	47,789,604
Other asset-backed	9,720,662	11,286,848	11,286,848
Corporate	295,450,358	321,979,577	321,979,577
Total fixed maturity securities	920,843,939	999,794,857	999,794,857

Equity securities:
Common stocks:
Financial services	14,496,766	18,093,388	18,093,388
Information technology	12,331,378	16,925,764	16,925,764
Healthcare	14,823,967	19,023,849	19,023,849
Consumer staples	12,019,892	13,609,527	13,609,527
Consumer discretionary	10,829,547	17,090,547	17,090,547
Energy	14,629,926	19,430,330	19,430,330
Industrials	7,638,633	8,574,816	8,574,816
Other	16,749,417	18,681,440	18,681,440
Non-redeemable preferred stocks	8,332,437	8,864,164	8,864,164
Total equity securities	111,851,963	140,293,825	140,293,825

Other long-term investments	863,257	863,257	863,257

Short-term investments	53,418,914	53,418,914	53,418,914
Total investments	$1,086,978,073	$1,194,370,853	$1,194,370,853

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant

Condensed Balance Sheets

	December 31,
	2012	2011*
ASSETS
Investment in common stock of subsidiaries (equity method)	$396,288,097	$349,112,944
Short-term investments	3,972,400	2,774,323
Cash	291,417	122,459
Prepaid assets	75,831	75,831
Accounts receivable	167,165	73,200
Income taxes recoverable	458,197	466,547
Amounts due from affiliate to settle inter-company transaction balances	66,423	-
Total assets	$401,319,530	$352,625,304

LIABILITIES
Accounts payable	$110,366	$136,353
Amounts due affiliate to settle inter-company transaction balances	-	148,356
Total liabilities	110,366	284,709

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 12,909,457 shares in 2012 and 12,875,591 shares in 2011	12,909,457	12,875,591
Additional paid-in capital	89,205,881	88,310,632
Accumulated other comprehensive income (loss):
Net unrealized gains on investments	69,805,305	51,153,622
Unrecognized pension and postretirement benefit obligations (all affiliated)	(22,052,930)	(23,813,112)
Total accumulated other comprehensive income	47,752,375	27,340,510
Retained earnings	251,341,451	223,813,862
Total stockholders' equity	401,209,164	352,340,595
Total liabilities and stockholders' equity	$401,319,530	$352,625,304

*  Prior year amounts adjusted, where applicable, for new accounting guidance regarding deferrable acquisition costs (effective January 1, 2012).  See Note 1 of Notes to Consolidated Financial Statements.

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant, Continued

Condensed Statements of Income

	Year ended December 31,
	2012	2011*	2010*
REVENUES
Dividends received from subsidiaries	$12,050,096	$10,000,064	$17,000,064
Investment loss	(9,754)	(2,861)	(449)
	12,040,342	9,997,203	16,999,615

Operating expenses (all affiliated)	1,299,379	1,330,129	1,334,234

Income before income tax benefit and equity in undistributed net income (loss) of subsidiaries	10,740,963	8,667,074	15,665,381

Income tax benefit	(462,178)	(466,548)	(467,139)

Income before equity in undistributed net income (loss) of subsidiaries	11,203,141	9,133,622	16,132,520

Equity in undistributed net income (loss) of subsidiaries	26,763,288	(11,870,901)	15,216,051

Net income (loss)	$37,966,429	$(2,737,279)	$31,348,571

*  Prior year amounts adjusted, where applicable, for new accounting guidance regarding deferrable acquisition costs (effective January 1, 2012).  See Note 1 of Notes to Consolidated Financial Statements.

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant, Continued

Condensed Statements of Comprehensive Income

	Year ended December 31,
	2012	2011*	2010*

Net income (loss)	$37,966,429	$(2,737,279)	$31,348,571

Other comprehensive income (loss):
Change in unrealized holding gains on investment securities, net of deferred income taxes	23,862,752	19,894,900	11,210,173

Reclassification adjustment for realized investment gains included in net income (loss), net of income taxes	(5,211,069)	(6,103,052)	(2,593,072)

Change in unrealized holding gains (losses) on fixed maturity securities with "other-than-temporary" impairment, net of deferred income taxes	-	13,941	(43,356)

Reclassification adjustment for realized investment losses from fixed maturity securities with "other-than-temporary" impairment included in net income (loss), net of income taxes	-	55,911	78,351

Change in funded status of affiliate's pension and postretirement benefit plans, net of deferred income taxes:
Net actuarial gain (loss)	1,372,617	(10,734,397)	65,206
Prior service cost (credit)	387,565	(282,280)	(274,157)

Other comprehensive income	20,411,865	2,845,023	8,443,145

Total comprehensive income	$58,378,294	$107,744	$39,791,716

*  Prior year amounts adjusted, where applicable, for new accounting guidance regarding deferrable acquisition costs (effective January 1, 2012).  See Note 1 of Notes to Consolidated Financial Statements.

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule II – Condensed Financial Information of Registrant, Continued

Condensed Statements of Cash Flows

	Year ended December 31,
	2012	2011*	2010*

Net cash provided by operating activities	$11,116,544	$9,069,618	$16,235,888

Cash flows from investing activities
Net (purchases) sales of short-term investments	(1,198,077)	1,481,321	(2,204,497)
Net cash (used in) provided by investing activities	(1,198,077)	1,481,321	(2,204,497)

Cash flows from financing activities
Issuance of common stock through affiliate's stock option plans	691,552	974,493	1,105,605
Excess tax benefit associated with affiliate's stock option plans	(2,221)	6,622	542
Repurchase of common stock	-	(1,849,896)	(5,296,537)
Dividends paid to stockholders (affiliated ($6,356,760), ($6,042,846) and ($5,728,932))	(10,438,840)	(9,941,317)	(9,512,360)
Net cash used in financing activities	(9,749,509)	(10,810,098)	(13,702,750)

Net increase (decrease) in cash	168,958	(259,159)	328,641
Cash at the beginning of the year	122,459	381,618	52,977

Cash at the end of the year	$291,417	$122,459	$381,618

Income taxes recovered	$470,528	$467,140	$467,545
Interest paid	$-	$-	$-

*  Prior year amounts adjusted, where applicable, for new accounting guidance regarding deferrable acquisition costs (effective January 1, 2012).  See Note 1 of Notes to Consolidated Financial Statements.

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule III – Supplementary Insurance Information

For Years Ended December 31, 2012, 2011 and 2010

							Amortization
	Deferred	Loss and				Losses and	of deferred
	policy	settlement			Net	settlement	policy	Other
	acquisition	expense	Unearned	Premium	investment	expenses	acquisition	underwriting	Premiums
Segment	costs	reserves	premiums	revenue	income	incurred	costs	expenses	written

Year ended December 31, 2012:
Property and casualty insurance	$30,872,124	$412,317,447	$177,617,756	$357,138,686	$32,214,705	$233,892,280	$63,640,886	$59,182,195	$371,235,457
Reinsurance	3,553,469	170,779,518	18,597,709	101,707,313	11,940,123	69,495,435	20,633,887	1,736,396	107,246,028
Parent company	-	-	-	-	(9,754)	-	-	-	-
Consolidated	$34,425,593	$583,096,965	$196,215,465	$458,845,999	$44,145,074	$303,387,715	$84,274,773	$60,918,591	$478,481,485

Year ended December 31, 2011*:
Property and casualty insurance	$28,342,752	$419,991,246	$164,048,988	$321,649,215	$33,718,436	$251,449,247	$57,548,814	$53,783,546	$333,294,142
Reinsurance	2,506,965	173,309,001	16,640,389	94,753,098	12,395,350	91,525,190	19,769,243	731,896	96,493,350
Parent company	-	-	-	-	(2,861)	-	-	-	-
Consolidated	$30,849,717	$593,300,247	$180,689,377	$416,402,313	$46,110,925	$342,974,437	$77,318,057	$54,515,442	$429,787,492

Year ended December 31, 2010*:
Property and casualty insurance	$26,493,458	$402,701,257	$152,450,370	$305,646,658	$36,966,159	$208,114,161	$55,168,076	$53,522,390	$310,794,289
Reinsurance	2,186,243	153,439,699	15,445,749	83,475,492	12,523,505	46,526,358	17,477,294	9,351,440	84,054,820
Parent company	-	-	-	-	(449)	-	-	-	-
Consolidated	$28,679,701	$556,140,956	$167,896,119	$389,122,150	$49,489,215	$254,640,519	$72,645,370	$62,873,830	$394,849,109

*  Prior year amounts adjusted, where applicable, for new accounting guidance regarding deferrable acquisition costs (effective January 1, 2012).  See Note 1 of Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule IV – Reinsurance

For Years Ended December 31, 2012, 2011 and 2010

		Ceded to	Assumed		Percentage of
	Gross	other	from other	Net	amount
	amount	companies	companies	amount	assumed to net
Year ended December 31, 2012:
Consolidated earned premiums	$328,227,401	$368,870,477	$499,489,075	$458,845,999	108.9%

Year ended December 31, 2011:
Consolidated earned premiums	$283,482,713	$335,355,738	$468,275,338	$416,402,313	112.5%

Year ended December 31, 2010:
Consolidated earned premiums	$249,254,444	$296,241,838	$436,109,544	$389,122,150	112.1%

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

Schedule VI – Supplemental Information Concerning
Property-Casualty Insurance Operations

For Years Ended December 31, 2012, 2011 and 2010

	Deferred	Reserves for	Discount, if
	policy	losses and	any, deducted			Net
	acquisition	settlement	from	Unearned	Earned	investment
	costs	expenses	reserves	premiums	premiums	income

Year ended December 31, 2012:	$34,425,593	$583,096,965	$-	$196,215,465	$458,845,999	$44,154,828

Year ended December 31, 2011*:	$30,849,717	$593,300,247	$-	$180,689,377	$416,402,313	$46,113,786

Year ended December 31, 2010*:	$28,679,701	$556,140,956	$-	$167,896,119	$389,122,150	$49,489,664

	Losses and settlement		Amortization of
	expenses incurred related to		deferred policy	Paid losses
	Current	Prior	acquisition	and settlement	Premiums
	year	years	costs	expenses	written

Year ended December 31, 2012:	$329,120,220	$(25,732,505)	$84,274,773	$308,137,204	$478,481,485

Year ended December 31, 2011*:	$376,073,620	$(33,099,183)	$77,318,057	$313,986,687	$429,787,492

Year ended December 31, 2010*:	$305,389,389	$(50,748,870)	$72,645,370	$254,984,791	$394,849,109

*  Prior year amounts adjusted, where applicable, for new accounting guidance regarding deferrable acquisition costs (effective January 1, 2012).  See Note 1 of Notes to Consolidated Financial Statements.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 regarding the Company’s executive officers is included in “Executive Officers of the Company” under Part I, Item 1 of this report.

The information required by Item 10 regarding the audit committee financial expert and the members of the Company’s Audit Committee of the Board of Directors is incorporated by reference from the information under the caption “Information about the Board of Directors and its Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2013.

The information required by Item 10 regarding the Company’s directors is incorporated by reference from the information under the captions “Election of Directors” and “Information about the Board of Directors and its Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2013.

The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2013.

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

See the information under the captions “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 23, 2013, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

See the information under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management and Directors” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 23, 2013, which information is incorporated herein by reference.

Information regarding securities authorized for issuance under equity compensation plans appears in Part II, Item 5 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See the information under the captions “Certain Relationships and Related Persons Transactions” and “Election of Directors” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 23, 2013, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

See the information under the caption “Independent Registered Public Accounting Firm’s Fees” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 23, 2013, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)       List of Financial Statements and Schedules

1.	Financial Statements
		Page
	Management’s Report on Internal Control Over Financial Reporting	110
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	111
	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	112
	Consolidated Balance Sheets, December 31, 2012 and 2011	113
	Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010	115
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010	116
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010	117
	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	119
	Notes to Consolidated Financial Statements	121

2.	Schedules

	Report of Independent Registered Public Accounting Firm on Schedules	168
	Schedule I – Summary of Investments – Other Than Investments in Related Parties	169
	Schedule II – Condensed Financial Information of Registrant	170
	Schedule III – Supplementary Insurance Information	174
	Schedule IV - Reinsurance	175
	Schedule VI – Supplemental Information Concerning Property-Casualty Insurance Operations	176

All other schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in the notes to the consolidated financial statements or are not significant in amount.

3.	Exhibits required by Item 601

3.	Articles of incorporation and by-laws:

	3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2008)

	3.2	By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.2 filed with the Company’s Form 8-K filed on March 11, 2011 under Item 5.03)

10.	Material contracts

10.1.1
EMC Insurance Companies reinsurance pooling agreements between Employers Mutual Casualty Company and certain of its affiliated companies, as amended (incorporated by reference to Exhibit 10.1.1 filed with the Company’s Form 10-K for the calendar year ended December 31, 2010)

10.1.2
100% Quota Share Reinsurance Retrocessional Agreement between Employers Mutual Casualty Company and EMC Reinsurance Company, effective January 1, 2011 (incorporated by reference to Exhibit 10.1.2 filed with the Company’s Form 8-K filed on December 22, 2010 under Item 1.01)

10.1.3
Excess of Loss Reinsurance Agreement between EMC Reinsurance Company and Employers Mutual Casualty Company, effective January 1, 2011, as amended (incorporated by reference to Exhibit 10.1.3 filed with the Company’s Form 8-K filed on February 15, 2012 under Item 1.01)

10.2.1	Summary of 2012 base salary compensation for the Company’s named executive officers (incorporated by reference to the Company’s Form 8-K filed on March 16, 2012 under Item 5.02)*

10.2.2	Summary of compensation for the Company’s non-employee directors*

10.2.3	Senior Executive Compensation Bonus Program (incorporated by reference to Exhibit 99 filed with the Company’s Form 8-K on February 5, 2009 under Item 5.02)*

10.2.4	Executive Contingent Salary Plan – EMC Reinsurance Company *

10.3.1	Deferred Bonus Compensation Plan (incorporated by reference to Exhibit 10.3.1 filed with the Company’s Form 10-K for the calendar year ended December 31, 2010)*

10.3.2
Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan, as amended and restated (incorporated by reference to Exhibit 10.8 filed with the Company’s Form 10-Q for the quarterly period ended September 30, 2008)*

10.3.3	Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan II*

10.3.4
Employers Mutual Casualty Company Non-Employee Directors’ Post-Service Benefits Plan, as amended and restated (incorporated by reference to Exhibit 10.10 filed with the Company’s Form 10-Q for the quarterly period ended September 30, 2008)*

10.3.5	Employers Mutual Casualty Company Supplemental Retirement Plan (incorporated by reference to Exhibit 10.11 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2008)*

10.3.6	Employers Mutual Casualty Company Senior Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.25 filed with the Company’s Form 8-K on November 6, 2008 under Item 5.02)*

10.3.7	Stock Appreciation Rights Agreement for William A. Murray (incorporated by reference to Exhibit 10.3.7 filed with the Company’s Form 10-K for the calendar year ended December 31, 2011)*

10.3.8
Employers Mutual Casualty Company Defined Contribution Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3.8 filed with the Company’s Form 8-K on November 13, 2009 under Item 5.02)*

10.4.1
Employers Mutual Casualty Company Amended and Restated 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4.1 filed with the Company’s Form 8-K on March 24, 2009 under Item 8.01)*

10.4.2
2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan, as amended (incorporated by reference to Exhibit 10.4.2 filed with the Company’s Form 10-K for the calendar year ended December 31, 2011)*

10.4.3	1993 Employers Mutual Casualty Company Incentive Stock Option Plan, as amended. (Incorporated by reference to Registration Nos. 33-49337 and 333-45279.)*

10.4.4	2003 Employers Mutual Casualty Company Incentive Stock Option Plan (incorporated by reference to Registration No. 333-103722 and 333-128315)*

10.4.5	2007 Employers Mutual Casualty Company Stock Incentive Plan (incorporated by reference to Registration No. 333-143457)*

10.5.1	Surplus Note – EMCASCO Insurance Company (incorporated by reference to Exhibit 10.19 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2008)

10.5.2	Surplus Note – Illinois EMCASCO Insurance Company (incorporated by reference to Exhibit 10.20 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2008)

10.5.3	Surplus Note – Dakota Fire Insurance Company (incorporated by reference to Exhibit 10.21 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2008)

10.5.4	Inter-Company Loan Agreement (incorporated by reference to Exhibit 10.5.4 filed with the Company’s Form 8-K on January 9, 2012 under Item 1.01)

10.6.1	Investment Management Agreement

10.6.2	Services Agreement between Employers Mutual Casualty Company and EMC Insurance Group Inc.

10.6.3	Services Agreement between Employers Mutual Casualty Company and EMC Underwriters, LLC

10.6.4
Agreement for Payment of Taxes between Employers Mutual Casualty Company and EMC Insurance Group Inc. and its subsidiaries individually (incorporated by reference to Exhibit 10.6.4 filed with the Company’s Form 10-K for the calendar year ended December 31, 2011)

21.	Subsidiaries of the Registrant

23.	Consent of Independent Registered Public Accounting Firm, with respect to Forms S-8 (Registration Nos. 333-104469, 333-103722, 333-128315, 333-143457 and 333-151299)

24.	Power of Attorney

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label. Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2013.

EMC INSURANCE GROUP INC.

/s/ Bruce G. Kelley
Bruce G. Kelley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2013.

/s/ Bruce G. Kelley
Bruce G. Kelley
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Mark E. Reese
George C. Carpenter III*
Chairman of the Board

/s/ Mark E. Reese
Stephen A. Crane*
Director

/s/ Mark E. Reese
Jonathan R. Fletcher*
Director

/s/ Mark E. Reese
Robert L. Howe*
Director

/s/ Mark E. Reese
Gretchen H. Tegeler*
Director

* by power of attorney

EMC Insurance Group Inc. and Subsidiaries

Index to Exhibits

Exhibit number	Item	Page number

10.2.2*	Summary of compensation for the Company’s non-employee directors	185

10.2.4*	Executive Contingent Salary Plan-EMC Reinsurance Company	186

10.3.3*	Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan II	188

10.6.1*	Investment Management Agreement	224

10.6.2*	Services Agreement between Employers Mutual Casualty Company and EMC Insurance Group Inc.	229

10.6.3*	Services Agreement between Employers Mutual Casualty Company and EMC Underwriters, LLC	233

21*	Subsidiaries of the Registrant	237

23*	Consent of Independent Registered Public Accounting Firm	238

24*	Power of Attorney	239

31.1*	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002	240

31.2*	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002	241

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	242

32.2*	Certification of the Senior Vice President and Chief Financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	243

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label. Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished, not filed