Form 10-Q
period 2013-03-31
EMC INSURANCE GROUP INC
filed 2013-05-09
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common stock, $1.00 par value	13,010,922

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $920,194,233 and $920,843,939)	$994,114,359	$999,794,857
Equity securities available-for-sale, at fair value (cost $114,539,282 and $111,851,963)	155,910,798	140,293,825
Other long-term investments	758,496	863,257
Short-term investments	60,946,630	53,418,914
Total investments	1,211,730,283	1,194,370,853

Cash	445,976	330,392
Reinsurance receivables due from affiliate	31,542,423	34,277,728
Prepaid reinsurance premiums due from affiliate	6,797,093	5,195,892
Deferred policy acquisition costs (affiliated $34,239,791and $34,425,593)	34,257,401	34,425,593
Prepaid pension benefits due from affiliate	1,143,458	1,413,104
Accrued investment income	10,117,945	9,938,714
Accounts receivable	2,818,013	2,390,955
Income taxes recoverable	-	1,588,089
Goodwill	941,586	941,586
Other assets (affiliated $6,679,412 and $5,760,369)	6,737,867	5,836,200
Total assets	$1,306,532,045	$1,290,709,106

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2013	2012
LIABILITIES

Losses and settlement expenses (affiliated $579,163,850 and $577,476,988)	$584,586,509	$583,096,965
Unearned premiums (affiliated $199,219,701 and $196,215,465)	199,306,352	196,215,465
Other policyholders' funds (all affiliated)	6,012,360	6,055,111
Surplus notes payable to affiliate	25,000,000	25,000,000
Amounts due affiliate to settle inter-company transaction balances	2,976,237	19,127,010
Pension and postretirement benefits payable to affiliate	31,183,482	30,714,633
Income taxes payable	3,889,199	-
Deferred income taxes	10,046,561	6,352,690
Other liabilities (affiliated $13,498,920 and $22,794,304)	23,266,689	22,938,068
Total liabilities	886,267,389	889,499,942

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 12,992,835 shares in 2013 and 12,909,457 shares in 2012	12,992,835	12,909,457
Additional paid-in capital	91,148,560	89,205,881
Accumulated other comprehensive income	53,237,163	47,752,375
Retained earnings	262,886,098	251,341,451
Total stockholders' equity	420,264,656	401,209,164
Total liabilities and stockholders' equity	$1,306,532,045	$1,290,709,106

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2013	2012
REVENUES
Premiums earned (affiliated $119,117,085 and $108,743,980)	$120,497,252	$109,759,756
Investment income, net	10,443,083	11,156,782
Net realized investment gains, excluding impairment losses on available-for-sale securities	2,688,481	8,918,329
Total "other-than-temporary" impairment losses on available-for-sale securities	(20,608)	-
Portion of "other-than-temporary" impairment losses on fixed maturity available-for-sale securities reclassified from other comprehensive income (before taxes)	-	-
Net impairment losses on available-for-sale securities	(20,608)	-
Net realized investment gains	2,667,873	8,918,329
Other income (all affiliated)	234,505	238,998
Total revenues	133,842,713	130,073,865

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $72,478,518 and $65,016,611)	72,573,658	65,240,289
Dividends to policyholders (all affiliated)	2,193,732	1,651,525
Amortization of deferred policy acquisition costs (affiliated $21,949,783 and $18,958,861)	22,267,438	19,214,378
Other underwriting expenses (all affiliated)	16,020,906	15,257,869
Interest expense (all affiliated)	131,250	225,000
Other expense (affiliated $87,072 and $472,033)	146,765	586,517
Total losses and expenses	113,333,749	102,175,578
Income before income tax expense	20,508,964	27,898,287

INCOME TAX EXPENSE
Current	5,495,923	7,614,802
Deferred	740,524	1,059,750
Total income tax expense	6,236,447	8,674,552
Net income	$14,272,517	$19,223,735

Net income per common share-basic and diluted	$1.10	$1.49

Dividend per common share	$0.21	$0.20

Average number of common shares outstanding -basic and diluted	12,946,287	12,879,020

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March, 31
	2013	2012

Net income	$14,272,517	$19,223,735

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains on investment securities, net of deferred income tax expense of $3,698,356 and $6,473,538	6,868,379	12,022,285
Reclassification adjustment for realized investment gains included in net income, net of income tax (expense) of ($933,755) and ($3,121,415)	(1,734,118)	(5,796,914)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost, net of deferred income tax expense of $188,746 and $233,991:
Net actuarial loss	465,606	520,617
Prior service credit	(115,079)	(86,061)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	350,527	434,556

Other comprehensive income	5,484,788	6,659,927

Total comprehensive income	$19,757,305	$25,883,662

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,272,517	$19,223,735

Adjustments to reconcile net income to net cash used in operating activities:
Losses and settlement expenses (affiliated $1,686,862 and ($6,687,652))	1,489,544	(6,386,877)
Unearned premiums (affiliated $3,004,236 and ($3,929,438))	3,090,887	(3,837,167)
Other policyholders' funds due to affiliate	(42,751)	(177,062)
Amounts due affiliate to settle inter-company transaction balances	(16,150,773)	(15,036,610)
Net pension and postretirement benefits payable to affiliate	1,277,768	2,002,191
Reinsurance receivables due from affiliate	2,735,305	(129,188)
Prepaid reinsurance premiums due from affiliate	(1,601,201)	2,246,619
Commissions payable (affiliated ($5,295,848) and ($3,503,880))	(5,296,871)	(3,502,626)
Interest payable to affiliate	(768,750)	(675,000)
Deferred policy acquisition costs (affiliated $185,802 and $60,353)	168,192	(195,164)
Stock-based compensation payable to affiliate	63,980	77,287
Accrued investment income	(179,231)	(201,402)
Accrued income tax:
Current	5,494,392	7,614,652
Deferred	740,524	1,059,750
Realized investment gains	(2,667,873)	(8,918,329)
Accounts receivable	(427,058)	(511,578)
Amortization of premium/discount on fixed maturity securities	278,393	(199,384)
Other, net (affiliated ($4,166,933) and ($4,616,943))	(4,149,181)	(4,568,396)
Total adjustments to reconcile net income to cash used in operating activities	(15,944,704)	(31,338,284)
Net cash used in operating activities	$(1,672,187)	$(12,114,549)

All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	$(36,655,632)	$(38,581,390)
Disposals of fixed maturity securities available-for-sale	47,291,582	81,300,643
Purchases of equity securities available-for-sale	(14,204,626)	(5,735,185)
Disposals of equity securities available-for-sale	13,498,606	36,884,298
Disposals of other long-term investments	151,350	1,624
Net purchases of short-term investments	(7,527,716)	(59,141,626)
Net cash provided by investing activities	2,553,564	14,728,364

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	1,944,973	133,043
Excess tax benefit associated with affiliate’s stock plans	17,104	(1,119)
Dividends paid to stockholders (affiliated ($1,648,050) and ($1,569,570))	(2,727,870)	(2,576,466)
Net cash used in financing activities	(765,793)	(2,444,542)

NET INCREASE IN CASH	115,584	169,273
Cash at the beginning of the year	330,392	255,042

Cash at the end of the quarter	$445,976	$424,315

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

The accompanying unaudited consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  The Company has evaluated all subsequent events through the date the financial statements were issued.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.  The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.  The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.

Certain amounts previously reported in the prior years’ consolidated financial statements have been reclassified or adjusted to conform to current year presentation.

In reading these financial statements, reference should be made to the Company’s 2012 Form 10-K or the 2012 Annual Report to Stockholders for more detailed footnote information.

2.	TRANSACTIONS WITH AFFILIATES

 The terms of the excess of loss agreement between EMC Reinsurance Company and Employers Mutual have been revised for fiscal year 2013.  Effective January 1, 2013, EMC Reinsurance Company continues to retain the first $4,000,000 of losses per event, but also retains 20.0 percent of any losses between $4,000,000 and $10,000,000 and 10.0 percent of any losses between $10,000,000 and $50,000,000 associated with any event.  In connection with the change in the amount of losses retained per event, the cost of the excess of loss coverage decreased from 10.0 percent of total assumed reinsurance premiums written to 9.0 percent of total assumed reinsurance premiums written.

3.	REINSURANCE

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months ended March 31, 2013 and 2012 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where all amounts resulting from transactions associated with the pooling, quota share and excess of loss agreements with Employers Mutual are reported as “affiliated” balances.

	Three months ended March 31, 2013
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$88,887,763	$-	$88,887,763
Assumed from non affiliates	613,344	34,712,747	35,326,091
Assumed from affiliates	99,401,066	-	99,401,066
Ceded to non affiliate	(5,233,223)	(4,658,725)	(9,891,948)
Ceded to affiliates	(88,887,763)	(2,704,862)	(91,592,625)
Net premiums written	$94,781,187	$27,349,160	$122,130,347

Premiums earned
Direct	$85,142,430	$-	$85,142,430
Assumed from non affiliates	661,328	33,235,745	33,897,073
Assumed from affiliates	97,595,787	-	97,595,787
Ceded to non affiliates	(5,552,097)	(2,738,649)	(8,290,746)
Ceded to affiliates	(85,142,430)	(2,704,862)	(87,847,292)
Net premiums earned	$92,705,018	$27,792,234	$120,497,252

Losses and settlement expenses incurred
Direct	$49,603,589	$-	$49,603,589
Assumed from nonaffiliates	392,621	19,007,220	19,399,841
Assumed from affiliates	56,585,394	224,095	56,809,489
Ceded to non affiliates	(1,010,641)	(1,447,937)	(2,458,578)
Ceded to affiliates	(49,603,589)	(1,177,094)	(50,780,683)
Net losses and settlement expenses incurred	$55,967,374	$16,606,284	$72,573,658

	Three months ended March 31, 2012
	Property and
	casualty
	insurance	Reinsurance	Total
Premiums written
Direct	$79,768,592	$-	$79,768,592
Assumed from non affiliates	358,626	25,314,687	25,673,313
Assumed from affiliates	90,544,743	-	90,544,743
Ceded to non affiliates	(5,008,273)	(785,061)	(5,793,334)
Ceded to affiliates	(79,768,592)	(2,452,963)	(82,221,555)
Net premiums written	$85,895,096	$22,076,663	$107,971,759

Premiums earned
Direct	$77,527,691	$-	$77,527,691
Assumed from non affiliates	392,796	29,398,070	29,790,866
Assumed from affiliates	90,461,807	-	90,461,807
Ceded to non affiliates	(5,823,213)	(2,216,741)	(8,039,954)
Ceded to affiliates	(77,527,691)	(2,452,963)	(79,980,654)
Net premiums earned	$85,031,390	$24,728,366	$109,759,756

Losses and settlement expenses incurred
Direct	$41,022,963	$-	$41,022,963
Assumed from non affiliates	284,059	15,066,192	15,350,251
Assumed from affiliates	53,343,497	173,604	53,517,101
Ceded to non affiliates	(1,609,303)	(1,953,619)	(3,562,922)
Ceded to affiliates	(41,022,963)	(64,141)	(41,087,104)
Net losses and settlement expenses incurred	$52,018,253	$13,222,036	$65,240,289

Individual lines in the above tables are defined as follows:
•	“Direct” represents business produced by the property and casualty insurance subsidiaries.
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

Summarized financial information for the Company’s segments is as follows:

	Property and
	casualty		Parent
Three months ended March 31, 2013	insurance	Reinsurance	company	Consolidated
Premiums earned	$92,705,018	$27,792,234	$-	$120,497,252

Underwriting profit	2,616,805	4,824,713	-	7,441,518
Net investment income	7,649,930	2,796,524	(3,371)	10,443,083
Realized investment gains	1,956,784	711,089	-	2,667,873
Other income	234,505	-	-	234,505
Interest expense	131,250	-	-	131,250
Other expenses	205,606	(441,349)	382,508	146,765
Income (loss) before income tax expense (benefit)	$12,121,168	$8,773,675	$(385,879)	$20,508,964

Assets	$947,701,357	$357,715,807	$420,605,458	$1,726,022,622
Eliminations	-	-	(411,796,174)	(411,796,174)
Reclassifications	-	(7,101,163)	(593,240)	(7,694,403)
Net assets	$947,701,357	$350,614,644	$8,216,044	$1,306,532,045

	Property and
	casualty		Parent
Three months ended March 31, 2012	insurance	Reinsurance	company	Consolidated
Premiums earned	$85,031,390	$24,728,366	$-	$109,759,756

Underwriting profit	1,900,022	6,495,673	-	8,395,695
Net investment income (loss)	8,175,127	2,983,925	(2,270)	11,156,782
Realized investment gains	7,904,789	1,013,540	-	8,918,329
Other income	238,998	-	-	238,998
Interest expense	225,000	-	-	225,000
Other expenses	219,164	19,765	347,588	586,517
Income (loss) before income tax expense (benefit)	$17,774,772	$10,473,373	$(349,858)	$27,898,287

Year ended December 31, 2012
Assets	$934,876,596	$350,867,500	$401,319,530	$1,687,063,626
Eliminations	-	-	(396,288,097)	(396,288,097)
Reclassifications	-	-	(66,423)	(66,423)
Net assets	$934,876,596	$350,867,500	$4,965,010	$1,290,709,106

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three months ended March 31, 2013 and 2012, by line of insurance.

	Three months ended March 31,
	2013	2012
Property and casualty insurance segment
Commercial lines:
Automobile	$20,123,599	$17,855,670
Property	20,385,309	18,338,311
Workers' compensation	19,527,147	18,160,917
Liability	18,032,845	16,183,487
Other	1,862,936	1,891,779
Total commercial lines	79,931,836	72,430,164

Personal lines:
Automobile	6,921,580	6,974,909
Property	5,687,483	5,478,601
Liability	164,119	147,716
Total personal lines	12,773,182	12,601,226
Total property and casualty insurance	$92,705,018	$85,031,390

Reinsurance segment
Pro rata reinsurance:
Property and casualty	$1,029,057	$1,446,595
Property	4,626,761	2,459,360
Crop	440,361	276,950
Casualty	392,679	344,052
Marine/Aviation	3,411,281	3,861,946
Total pro rata reinsurance	9,900,139	8,388,903

Excess of loss reinsurance:
Property	15,220,757	13,543,760
Casualty	2,671,282	2,788,311
Surety	56	7,392
Total excess of loss reinsurance	17,892,095	16,339,463
Total reinsurance	$27,792,234	$24,728,366

Consolidated	$120,497,252	$109,759,756

5.	INCOME TAXES

The actual income tax expense for the three months ended March 31, 2013 and 2012 differed from the “expected” income tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Three months ended March 31,
	2013	2012
Computed "expected" income tax expense	$7,178,137	$9,764,400
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(942,975)	(1,155,161)
Dividends received deduction	(194,572)	(128,336)
Proration of tax-exempt interest and dividends received deduction	170,632	192,525
Other, net	25,225	1,124
Income tax expense	$6,236,447	$8,674,552

The Company had no provision for uncertain income tax positions at March 31, 2013 or December 31, 2012.  The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during the three months ended March 31, 2013 or 2012.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files a U.S. federal income tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2009.  The Company’s 2011 income tax return has been audited and no changes were proposed.

6.	EMPLOYEE RETIREMENT PLANS

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended March 31,
	2013	2012
Pension plans:
Service cost	$3,425,478	$3,369,584
Interest cost	1,910,241	2,200,125
Expected return on plan assets	(4,287,616)	(3,731,361)
Amortization of net actuarial loss	1,466,085	1,668,760
Amortization of prior service cost	12,582	72,788
Net periodic pension benefit cost	$2,526,770	$3,579,896

Postretirement benefit plans:
Service cost	$1,574,979	$1,537,530
Interest cost	1,542,971	1,634,210
Expected return on plan assets	(907,750)	(804,794)
Amortization of net actuarial loss	923,505	1,002,154
Amortization of prior service credit	(622,781)	(532,814)
Net periodic postretirement benefit cost	$2,510,924	$2,836,286

Net periodic pension benefit cost allocated to the Company amounted to $781,531 and $1,099,398 for the three months ended March 31, 2013 and 2012, respectively.  Net periodic postretirement benefit cost allocated to the Company amounted to $727,946 and $821,796 for the three months ended March 31, 2013 and 2012, respectively.

The Company’s share of Employers Mutual’s 2013 planned contributions to the pension plan and the Voluntary Employee Beneficiary Association (VEBA) trust, if made, will be approximately $4,500,000 and $1,200,000, respectively.

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

Stock Plans

Employers Mutual currently maintains two separate stock plans for the benefit of officers and key employees of Employers Mutual and its subsidiaries.  A total of 1,500,000 shares of the Company’s common stock have been reserved for issuance under the 2003 Employers Mutual Casualty Company Incentive Stock Option Plan (2003 Plan) and a total of 2,000,000 shares have been reserved for issuance under the 2007 Employers Mutual Casualty Company Stock Incentive Plan (2007 Plan).  A third stock plan, the 1993 Employers Mutual Casualty Company Incentive Stock Option Plan (1993 Plan), is no longer active.  The time period for exercising options granted under the 1993 Plan expired during 2012.  A total of 105,120 shares reserved for issuance under the 1993 Plan were deregistered on April 26, 2013.

The 2003 Plan permits the issuance of incentive stock options only, while the 2007 Plan permits the issuance of performance shares, performance units, and other stock-based awards, in addition to qualified (incentive) and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units.  Both plans provide for a ten-year time limit for granting awards.  No additional options will be granted under the 2003 Plan now that Employers Mutual is utilizing the 2007 Plan.  Options granted under the plans generally have a vesting period of five years, with options becoming exercisable in equal annual cumulative increments commencing on the first anniversary of the option grant.  Option prices cannot be less than the fair value of the common stock on the date of grant.

The Senior Executive Compensation and Stock Option Committee (the “Committee”) of Employers Mutual’s Board of Directors (the “Board”) grants the awards and is the administrator of the plans.  The Company’s Compensation Committee must consider and approve all awards granted to the Company’s executive officers.

The Company recognized compensation expense from these plans of $63,980 ($43,194 net of tax) and $77,287 ($52,695 net of tax) for the three months ended March 31, 2013 and 2012, respectively.  During the first quarter of 2013, 57,720 shares of restricted stock were granted under the 2007 Plan to eligible participants, and 114,122 options were exercised under the plans at a weighted average exercise price of $20.31.

Stock Appreciation Rights (SAR) agreement

No compensation expense was recognized during the three months ended March 31, 2013 and 2012 related to a separate stock appreciation rights agreement that is accounted for as a liability-classified award because the fair value of the award did not exceed the floor amount contained in the agreement.

Non-Employee Director Stock Purchase Plan

On March 14, 2013, the Company registered 200,000 shares of the Company’s common stock for issuance under the 2013 Employers Mutual Casualty Company Non-Employee Director Stock Purchase Plan.  All non-employee directors of Employers Mutual and its subsidiaries and affiliates are eligible to participate in the plan.  Each eligible director can purchase shares of common stock at 75 percent of the fair value of the stock on the option exercise date in an amount equal to a minimum of 25 percent and a maximum of 100 percent of their annual cash retainer.  The plan will continue through the option period for options granted at the 2022 annual meetings.  The plan is administered by the Corporate Governance and Nominating Committee of the Board of Employers Mutual.  The Board may amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options.  The 2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan is no longer active.   All outstanding options granted under this plan expired and no further options can be granted due to the expiration of the term of the plan.  On April 26, 2013, a total of 148,204 shares reserved for issuance under the 2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan were deregistered.

8.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

	Carrying	Estimated
	amount	fair value
March 31, 2013
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$4,970,799	$4,970,799
U.S. government-sponsored agencies	161,772,309	161,772,309
Obligations of states and political subdivisions	363,157,080	363,157,080
Commercial mortgage-backed	72,673,740	72,673,740
Residential mortgage-backed	60,165,897	60,165,897
Other asset-backed	10,610,721	10,610,721
Corporate	320,763,813	320,763,813
Total fixed maturity securities available-for-sale	994,114,359	994,114,359

Equity securities available-for-sale:
Common stocks:
Financial services	23,704,631	23,704,631
Information technology	14,927,793	14,927,793
Healthcare	21,191,636	21,191,636
Consumer staples	16,159,278	16,159,278
Consumer discretionary	17,599,933	17,599,933
Energy	23,261,841	23,261,841
Industrials	9,926,315	9,926,315
Other	20,204,612	20,204,612
Non-redeemable preferred stocks	8,934,759	8,934,759
Total equity securities available-for-sale	155,910,798	155,910,798

Short-term investments	60,946,630	60,946,630

Liabilities:
Surplus notes	25,000,000	10,738,321

	Carrying	Estimated
	amount	fair value
December 31, 2012
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$4,984,902	$4,984,902
U.S. government-sponsored agencies	162,442,630	162,442,630
Obligations of states and political subdivisions	370,962,114	370,962,114
Commercial mortgage-backed	80,349,182	80,349,182
Residential mortgage-backed	47,789,604	47,789,604
Other asset-backed	11,286,848	11,286,848
Corporate	321,979,577	321,979,577
Total fixed maturity securities available-for-sale	999,794,857	999,794,857

Equity securities available-for-sale:
Common stocks:
Financial services	18,093,388	18,093,388
Information technology	16,925,764	16,925,764
Healthcare	19,023,849	19,023,849
Consumer staples	13,609,527	13,609,527
Consumer discretionary	17,090,547	17,090,547
Energy	19,430,330	19,430,330
Industrials	8,574,816	8,574,816
Other	18,681,440	18,681,440
Non-redeemable preferred stocks	8,864,164	8,864,164
Total equity securities available-for-sale	140,293,825	140,293,825

Short-term investments	53,418,914	53,418,914

Liabilities:
Surplus notes	25,000,000	18,835,954

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

The estimated fair value of the surplus notes is derived by discounting future expected cash flows at a rate deemed appropriate.  The discount rate was set at the average of current yields-to-maturity on several insurance company surplus notes that are traded in observable markets, adjusted upward by 50 basis points to reflect illiquidity and perceived risk premium differences. Other assumptions include a 25 year term for the surplus notes (the surplus notes have no stated maturity date) and an interest rate that continues at the current 1.35 percent interest rate (the rate is typically adjusted every five years and is based upon the then-current Federal Home Loan Bank borrowing rate for 5-year funds available to Employers Mutual).

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At March 31, 2013 and December 31, 2012, the Company did not hold any fixed maturity securities that were priced solely from broker quotes.

A small number of the Company’s securities are not priced by the independent pricing service.  One is an equity security that is reported as a Level 3 fair value measurement at March 31, 2013 and December 31, 2012, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements.  This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $2,401 at March 31, 2013 and December 31, 2012.  The other securities not priced by the Company’s independent pricing service at March 31, 2013 are two fixed maturity securities (three fixed maturity securities were not priced by the Company’s independent pricing service at December 31, 2012).  These fixed maturity securities are classified as Level 2 fair value measurements.  The fair values for these fixed maturity securities were obtained from the SVO and the Company’s investment custodian using independent pricing services which utilize similar pricing techniques as the Company’s independent pricing service.

Presented in the table below are the estimated fair values of the Company’s financial instruments as of March 31, 2013 and December 31, 2012.

		Fair value measurements at March 31, 2013 using
		Quoted
		prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$4,970,799	$-	$4,970,799	$-
U.S. government-sponsored agencies	161,772,309	-	161,772,309	-
Obligations of states and political subdivisions	363,157,080	-	363,157,080	-
Commercial mortgage-backed	72,673,740	-	72,673,740	-
Residential mortgage-backed	60,165,897	-	60,165,897	-
Other asset-backed	10,610,721	-	10,610,721	-
Corporate	320,763,813	-	320,763,813	-
Total fixed maturity securities available-for-sale	994,114,359	-	994,114,359	-

Equity securities available-for-sale:
Common stocks:
Financial services	23,704,631	23,702,230	-	2,401
Information technology	14,927,793	14,927,793	-	-
Healthcare	21,191,636	21,191,636	-	-
Consumer staples	16,159,278	16,159,278	-	-
Consumer discretionary	17,599,933	17,599,933	-	-
Energy	23,261,841	23,261,841	-	-
Industrials	9,926,315	9,926,315	-	-
Other	20,204,612	20,204,612	-	-
Non-redeemable preferred stocks	8,934,759	8,934,759	-	-
Total equity securities available-for-sale	155,910,798	155,908,397	-	2,401

Short-term investments	60,946,630	60,946,630	-	-

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	10,738,321	-	-	10,738,321

		Fair value measurements at December 31, 2012 using
		Quoted
		prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$4,984,902	$-	$4,984,902	$-
U.S. government-sponsored agencies	162,442,630	-	162,442,630	-
Obligations of states and political subdivisions	370,962,114	-	370,962,114	-
Commercial mortgage-backed	80,349,182	-	80,349,182	-
Residential mortgage-backed	47,789,604	-	47,789,604	-
Other asset-backed	11,286,848	-	11,286,848	-
Corporate	321,979,577	-	321,979,577	-
Total fixed maturity securities available-for-sale	999,794,857	-	999,794,857	-
Equity securities available-for-sale:
Common stocks:
Financial services	18,093,388	18,090,987	-	2,401
Information technology	16,925,764	16,925,764	-	-
Healthcare	19,023,849	19,023,849	-	-
Consumer staples	13,609,527	13,609,527	-	-
Consumer discretionary	17,090,547	17,090,547	-	-
Energy	19,430,330	19,430,330	-	-
Industrials	8,574,816	8,574,816	-	-
Other	18,681,440	18,681,440	-	-
Non-redeemable preferred stocks	8,864,164	8,864,164	-	-
Total equity securities available-for-sale	140,293,825	140,291,424	-	2,401

Short-term investments	53,418,914	42,062,664	11,356,250	-

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	18,835,954	-	-	18,835,954

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities are reported as realized investment gains or losses in net income.

	Fair value measurements using significant
	unobservable inputs (Level 3)
	Equity securities
	available-for-sale,
	financial services	Total
Balance at December 31, 2011	$2,250	$2,250
Unrealized gains included in other comprehensive income	-	-
Balance at March 31, 2012	$2,250	$2,250
Balance at December 31, 2012	$2,401	$2,401
Unrealized gains included in other comprehensive income	-	-
Balance at March 31, 2013	$2,401	$2,401

There were no transfers into or out of Levels 1 or 2 during the three months ended March 31, 2013 or 2012.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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

The amortized cost and estimated fair value of securities available-for-sale as of March 31, 2013 and December 31, 2012 are as follows.  All securities are classified as available-for-sale and are carried at fair value.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
March 31, 2013	cost	gains	losses	fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,701,810	$268,989	$-	$4,970,799
U.S. government-sponsored agencies	159,310,701	3,043,847	582,239	161,772,309
Obligations of states and political subdivisions	329,329,828	33,894,967	67,715	363,157,080
Commercial mortgage-backed	63,490,507	9,200,136	16,903	72,673,740
Residential mortgage-backed	58,455,975	1,927,975	218,053	60,165,897
Other asset-backed	9,139,115	1,471,606	-	10,610,721
Corporate	295,766,297	25,417,827	420,311	320,763,813
Total fixed maturity securities	920,194,233	75,225,347	1,305,221	994,114,359

Equity securities:
Common stocks:
Financial services	17,836,200	5,873,482	5,051	23,704,631
Information technology	10,214,044	4,731,138	17,389	14,927,793
Healthcare	14,348,658	6,842,978	-	21,191,636
Consumer staples	12,518,195	3,641,083	-	16,159,278
Consumer discretionary	9,667,997	7,931,936	-	17,599,933
Energy	16,486,079	6,941,549	165,787	23,261,841
Industrials	7,993,453	1,932,862	-	9,926,315
Other	17,142,219	3,149,263	86,870	20,204,612
Non-redeemable preferred stocks	8,332,437	650,322	48,000	8,934,759
Total equity securities	114,539,282	41,694,613	323,097	155,910,798
Total securities available-for-sale	$1,034,733,515	$116,919,960	$1,628,318	$1,150,025,157

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
December 31, 2012	cost	gains	losses	fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,697,762	$287,140	$-	$4,984,902
U.S. government-sponsored agencies	159,548,303	3,228,302	333,975	162,442,630
Obligations of states and political subdivisions	335,188,220	35,776,373	2,479	370,962,114
Commercial mortgage-backed	69,952,036	10,412,989	15,843	80,349,182
Residential mortgage-backed	46,286,598	1,777,113	274,107	47,789,604
Other asset-backed	9,720,662	1,566,186	-	11,286,848
Corporate	295,450,358	26,774,604	245,385	321,979,577
Total fixed maturity securities	920,843,939	79,822,707	871,789	999,794,857

Equity securities:
Common stocks:
Financial services	14,496,766	3,630,544	33,922	18,093,388
Information technology	12,331,378	4,722,076	127,690	16,925,764
Healthcare	14,823,967	4,199,882	-	19,023,849
Consumer staples	12,019,892	1,593,039	3,404	13,609,527
Consumer discretionary	10,829,547	6,261,000	-	17,090,547
Energy	14,629,926	4,800,404	-	19,430,330
Industrials	7,638,633	936,183	-	8,574,816
Other	16,749,417	2,215,172	283,149	18,681,440
Non-redeemable preferred stocks	8,332,437	647,727	116,000	8,864,164
Total equity securities	111,851,963	29,006,027	564,165	140,293,825
Total securities available-for-sale	$1,032,695,902	$108,828,734	$1,435,954	$1,140,088,682

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of March 31, 2013 and December 31, 2012, listed by length of time the securities were in an unrealized loss position.

March 31, 2013	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$52,277,432	$582,239	$-	$-	$52,277,432	$582,239
Obligations of states and political subdivisions	3,163,650	67,715	-	-	3,163,650	67,715
Commercial mortgage-backed	5,973,340	8,843	832,103	8,060	6,805,443	16,903
Residential mortgage-backed	6,709,177	218,053	-	-	6,709,177	218,053
Corporate	18,561,148	230,180	5,246,917	190,131	23,808,065	420,311
Total, fixed maturity securities	86,684,747	1,107,030	6,079,020	198,191	92,763,767	1,305,221
Equity securities:
Common stocks:
Financial services	793,858	5,051	-	-	793,858	5,051
Information technology	129,858	17,389	-	-	129,858	17,389
Energy	3,462,866	165,787	-	-	3,462,866	165,787
Other	2,221,249	86,870	-	-	2,221,249	86,870
Non-redeemable preferred stocks	-	-	1,952,000	48,000	1,952,000	48,000
Total, equity securities	6,607,831	275,097	1,952,000	48,000	8,559,831	323,097
Total temporarily impaired securities	$93,292,578	$1,382,127	$8,031,020	$246,191	$101,323,598	$1,628,318

December 31, 2012	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$33,950,271	$333,975	$-	$-	$33,950,271	$333,975
Obligations of states and political subdivisions	3,234,180	2,479	-	-	3,234,180	2,479
Commercial mortgage-backed	3,773,043	15,843	-	-	3,773,043	15,843
Residential mortgage-backed	5,303,741	274,107	-	-	5,303,741	274,107
Corporate	17,567,579	245,385	-	-	17,567,579	245,385
Total, fixed maturity securities	63,828,814	871,789	-	-	63,828,814	871,789
Equity securities:
Common stocks:
Financial services	881,580	33,922	-	-	881,580	33,922
Information technology	1,435,122	127,690	-	-	1,435,122	127,690
Consumer staples	90,080	3,404	-	-	90,080	3,404
Other	2,403,683	283,149	-	-	2,403,683	283,149
Non-redeemable preferred stocks	-	-	1,884,000	116,000	1,884,000	116,000
Total, equity securities	4,810,465	448,165	1,884,000	116,000	6,694,465	564,165
Total temporarily impaired securities	$68,639,279	$1,319,954	$1,884,000	$116,000	$70,523,279	$1,435,954

Unrealized losses on fixed maturity securities are not associated with any one asset class at March 31, 2013.  Most of these securities are considered investment grade by credit rating agencies.  Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2013.

The unrealized losses on common stocks at March 31, 2013 are not concentrated in a particular sector or an individual security.  The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2013.

All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2013.

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2013, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value
Securities available-for-sale:
Due in one year or less	$18,153,853	$18,431,127
Due after one year through five years	157,229,654	169,194,856
Due after five years through ten years	144,708,701	159,959,589
Due after ten years	478,155,543	513,689,150
Mortgage-backed securities	121,946,482	132,839,637
Totals	$920,194,233	$994,114,359

A summary of realized investment gains and (losses) is as follows:

	Three months ended
	March 31,
	2013	2012
Fixed maturity securities available-for-sale:
Gross realized investment gains	$686,573	$400,491

Equity securities available-for-sale:
Gross realized investment gains	2,090,607	8,605,675
Gross realized investment losses	(88,699)	(87,837)
"Other-than-temporary" impairments	(20,608)	-
Totals	$2,667,873	$8,918,329

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The amount reported as “other-than-temporary” impairments for the three months ended March 31, 2013 does not include any individually significant items.

The Company did not have any outstanding cumulative credit losses on fixed maturity securities that have been recognized in earnings from “other-than-temporary” impairments during the three months ended March 31, 2013 or 2012.

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

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $165,362 at December 31, 2012.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $239,486 at December 31, 2012 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at March 31, 2013.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The Company has available-for-sale securities and receives an allocation of the actuarial losses and net prior service credits associated with Employers Mutual’s pension and postretirement benefit plans, both of which generate accumulated other comprehensive income (loss) amounts.  The following table reconciles, by component, the beginning and ending balances of accumulated other comprehensive income.

	Accumulated other comprehensive income by component (1)
	Unrealized
	gains and	Unrecognized
	(losses) on	pension and
	available-for-	postretirement
	sale securities	benefit obligations	Total
Balance at December 31, 2012	$69,805,305	$(22,052,930)	$47,752,375
Other comprehensive income before reclassifications	6,868,379	-	6,868,379
Amounts reclassified from accumulated other comprehensive income	(1,734,118)	350,527	(1,383,591)
Current period other comprehensive income	5,134,261	350,527	5,484,788
Balance at March 31, 2013	$74,939,566	$(21,702,403)	$53,237,163

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table displays amounts reclassified out of accumulated other comprehensive income (loss) during the three months ended March 31, 2013.

	Amounts
	reclassified
	from
	accumulated
	other	Affected line item in the
Accumulated other comprehensive	comprehensive	consolidated statement
income (loss) components	income (loss) (1)	of income
Unrealized gains on investments:
Reclassification adjustment for realized investment gains included in net income	$2,667,873	Net realized investment gains
Deferred income tax expense	(933,755)	Income tax expense, current
Net reclassification adjustment	1,734,118

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost:
Net actuarial loss	(716,318)	(2)
Prior service credit	177,045	(2)
Total before tax	(539,273)
Deferred income tax expense	188,746	Income tax expense, current
Net reclassification adjustment	(350,527)

Total reclassification adjustment	$1,383,591

(1)	Amounts in parentheses indicate debits to net income
(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement benefit costs (see Note 6, Employee Retirement Plans, for additional details).

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

The term “Company” is used below interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included under Item 1 of this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2012 Form 10-K.

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

Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 77 percent of consolidated premiums earned during the first three months of 2013.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.

Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 23 percent of consolidated premiums earned during the first three months of 2013.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.

The terms of the excess of loss agreement have been revised for fiscal year 2013.  Effective January 1, 2013, EMC Reinsurance Company continues to retain the first $4,000,000 of losses per event, but also retains 20.0 percent of any losses between $4,000,000 and $10,000,000 and 10.0 percent of any losses between $10,000,000 and $50,000,000 associated with any event.  In connection with the change in the amount of losses retained per event, the cost of the excess of loss coverage decreased from 10.0 percent of total assumed reinsurance premiums written to 9.0 percent of total assumed reinsurance premiums written.

CRITICAL ACCOUNTING POLICIES

The accounting policies considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2012
Form 10-K.

RESULTS OF OPERATIONS

Results of operations by segment and on a consolidated basis for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended
	March 31,
($ in thousands)	2013	2012
Property and casualty insurance
Premiums earned	$92,705	$85,032
Losses and settlement expenses	55,968	52,018
Acquisition and other expenses	34,121	31,113
Underwriting profit	$2,616	$1,901

Loss and settlement expense ratio	60.4%	61.2%
Acquisition expense ratio	36.8%	36.6%
Combined ratio	97.2%	97.8%

Losses and settlement expenses:
Insured events of current year	$58,506	$62,523
Decrease in provision for insured events of prior years	(2,538)	(10,505)

Total losses and settlement expenses	$55,968	$52,018

Catastrophe and storm losses	$4,865	$5,554

	Three months ended
	March 31,
($ in thousands)	2013	2012
Reinsurance
Premiums earned	$27,792	$24,728
Losses and settlement expenses	16,606	13,222
Acquisition and other expenses	6,361	5,011
Underwriting profit	$4,825	$6,495

Loss and settlement expense ratio	59.7%	53.5%
Acquisition expense ratio	22.9%	20.2%
Combined ratio	82.6%	73.7%

Losses and settlement expenses:
Insured events of current year	$18,324	$18,980
Decrease in provision for insured events of prior years	(1,718)	(5,758)

Total losses and settlement expenses	$16,606	$13,222

Catastrophe and storm losses	$532	$4,149

	Three months ended
	March 31,
($ in thousands)	2013	2012
Consolidated
REVENUES
Premiums earned	$120,497	$109,760
Net investment income	10,443	11,157
Realized investment gains	2,668	8,918
Other income	235	239
	133,843	130,074
LOSSES AND EXPENSES
Losses and settlement expenses	72,574	65,240
Acquisition and other expenses	40,482	36,124
Interest expense	131	225
Other expense	147	587
	113,334	102,176

Income before income tax expense	20,509	27,898
Income tax expense	6,236	8,674
Net income	$14,273	$19,224

Net income per share	$1.10	$1.49

Loss and settlement expense ratio	60.2%	59.4%
Acquisition expense ratio	33.6%	33.0%
Combined ratio	93.8%	92.4%

Losses and settlement expenses:
Insured events of current year	$76,830	$81,503
Decrease in provision for insured events of prior years	(4,256)	(16,263)

Total losses and settlement expenses	$72,574	$65,240

Catastrophe and storm losses	$5,397	$9,703

The Company reported net income of $14,273,000 ($1.10 per share) during the three months ended March 31, 2013 compared to $19,224,000 ($1.49 per share) during the same period in 2012.  The decrease in net income is primarily attributed to a decline in net realized investment gains, which were unusually high during the first quarter of 2012 due to the sale of equity securities to fund a new portfolio with an emphasis on dividend income.  Underwriting results, while down slightly, remained  profitable.  The positive pricing momentum experienced in 2012 continued into the first quarter of 2013 as the market for property and casualty insurance  continued to support ongoing premium rate level increases.  The increase in premium rate levels continues to outpace the increase in loss costs, allowing more of the premium rate increases to positively impact the bottom line.

Premium income

Premiums earned increased 9.8 percent to $120,497,000 for the three months ended March 31, 2013 from $109,760,000 for the same period in 2012.  In the property and casualty insurance segment, the majority of the increase is attributable to rate level increases, growth in insured exposures on existing accounts and an increase in retained policies.  In the reinsurance segment, the increase is attributable to a significant increase in the amount of premiums earned on policies written in the prior contract year, moderate rate level increases and the addition of some new business.  Premium rates are expected to continue to improve during the remainder of the year at approximately the current pace.

Premiums earned for the property and casualty insurance segment increased 9.0 percent to $92,705,000 for the three months ended March 31, 2013 from $85,032,000 for the same period in 2012.  The increase in premiums earned is associated with renewal business, which increased 12 percent, and reflects a combination of rate level increases, growth in insured exposures and an increase in retained policies.  Renewal rates on the six major lines of commercial business were up approximately 7.5 percent during the first quarter of 2013, and are expected to continue at approximately the same rate through the remainder of 2013.  The Company has not implemented broad-based rate level increases across the entire book of business, but has instead implemented rate level increases based on the loss history and risk exposures associated with each renewing policy, in order to achieve a more adequate overall rate level.  This approach is expected to allow the Company to retain its core book of business while improving underwriting margins.  Renewal rates for personal lines of business also increased, but did not have a significant impact on premiums earned due to an intentional reduction in policy count.  Due to this decrease in personal lines policy count, overall policy retention declined slightly during the first quarter of 2013, but remained strong at 86 percent.  New business continues to account for a relatively small portion (just 15 percent) of the pool participants’ direct written premiums.  New business premium increased seven percent in the commercial lines of business (policy count increased  one percent), but total new business premium only increased three percent due to a significant decline in personal lines new business premium.

Premiums earned for the reinsurance segment increased 12.4 percent to $27,792,000 for the three months ended March 31, 2013 from $24,728,000 for the same period in 2012.  This increase is primarily attributed to a significant increase in the amount of contract year 2012 written premiums earned in the first quarter of 2013 relative to the amount of contract year 2011 written premiums earned during the first quarter of 2012, moderate rate level increases implemented during the January 1 renewal season and the addition of some new business.  It is important to note that the premiums earned amount reported for the first quarter of 2012 includes $3,577,000 of earned but not reported (EBNR) premiums associated with a new offshore energy and liability proportional account.  However, based on a more refined actuarial analysis conducted during the second quarter of 2012, and the fact that the 2012 earnings stream on this account was somewhat back-loaded because it was a new account and the majority of the underlying policies were expected to have effective dates in the months of June and July, a negative EBNR premium adjustment was recorded during the second quarter of 2012.  Corresponding decreases in incurred but not reported (IBNR) loss reserves and commission expense reserves were also recorded, resulting in an after-tax impact of less than $100,000.  If the EBNR premium estimate resulting from the more refined actuarial analysis had been utilized at March 31, 2012, premiums earned during the first three months of 2012 would have been approximately $3,131,000 lower, and the percentage increase reported for the first three months of 2013 would have been approximately 16.3 percentage points higher.  Premiums earned for the first quarter of 2013 reflects a reduction in the cost of the excess of loss coverage provided by Employers Mutual from 10.0 percent of total assumed reinsurance premiums written in 2012 to 9.0 percent in 2013; however, the total amount of premiums ceded to Employers Mutual for this coverage increased due to a large increase in assumed reinsurance premiums written.

Effective January 1, 2013, Church Mutual Insurance Company (Church Mutual) became a member of the Mutual Reinsurance Bureau (MRB) underwriting association.  As a result, Employers Mutual became a one-fifth participant in MRB, down from its previous one-fourth participation.  In connection with Employers Mutual’s decreased participation in MRB, the reinsurance segment recorded a $585,000 portfolio adjustment decrease in premiums written in the first quarter of 2013 that offset a corresponding decrease in unearned premium.  Nine percent of this amount ($53,000) was recorded as a reduction in the cost of the excess of loss coverage proved by Employers Mutual, and the reinsurance segment recognized $223,000 of negative commission allowance (commission income) to compensate for the acquisition costs incurred to generate the business ceded to Church Mutual.

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

Losses and settlement expenses

Losses and settlement expenses increased 11.2 percent to $72,574,000 for the three months ended March 31, 2013 from $65,240,000 for the same period in 2012.  The loss and settlement expense ratio increased slightly to 60.2 percent for the three months ended March 31, 2013 from 59.4 percent for the same period in 2012.  The Company reported a significant decline in the amount of favorable development experienced on prior years’ reserves; however, declines in both large losses and catastrophe and storm losses, as well as the previously noted increase in premiums earned, helped keep the increase in the loss and settlement expense ratio relatively small.  The actuarial analysis of the Company’s carried reserves as of December 31, 2012 indicated that the level of reserve adequacy is consistent with other recent evaluations.  From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.

The loss and settlement expense ratio for the property and casualty insurance segment decreased to 60.4 percent for the three months ended March 31, 2013 from 61.2 percent for the same period in 2012.  This decrease is primarily attributed to the increase in premium income, but also reflects a decline in both large losses and catastrophe and storm losses.  Large losses (which the Company defines as losses greater than $500,000 for the EMC Insurance Companies’ pool, excluding catastrophe losses) decreased to $2,935,000 during the first three months of 2013 from $6,324,000 during the same period of 2012.  Catastrophe and storm losses accounted for 5.2 and 6.5 percentage points of the loss and settlement expense ratios for the first quarter of 2013 and 2012, respectively, compared to the most recent 10-year average for this period of 4.3 percentage points.  For the first three months of 2013, favorable development on prior years’ reserves totaled $2,538,000, compared to $10,505,000 during the same period in 2012.  The amount of favorable development experienced on  the final settlement of claims that were closed during the quarter declined, while the amount of adverse development experienced on open claims increased.  Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms.

The loss and settlement expense ratio for the reinsurance segment increased to 59.7 percent for the three months ended March 31, 2013 from 53.5 percent for the same period in 2012.  This increase is primarily attributed to the fact that loss frequency and severity, excluding catastrophes and storms, was unusually low during the first quarter of 2012.  The reinsurance segment reported a large decline in the amount of favorable development experienced on prior years’ reserves; however, this decline was largely offset by a decline in catastrophe and storm losses.  The decline in favorable development was driven by a smaller reduction in contract year 2012 IBNR loss reserves during the first quarter of 2013 relative to the reduction in contract year 2011 IBNR loss reserves during the first quarter of 2012.  It should be noted that the losses and settlement expenses reported for the first quarter of 2012 include approximately $2,665,000 of IBNR loss reserves associated with the EBNR premium estimate that was established for the new offshore energy and proportional account.  If the EBNR premium estimate resulting from the more refined actuarial analysis had been utilized at March 31, 2012, the IBNR loss reserve would have been approximately $2,339,000 lower, and the loss and settlement expense ratio would have been approximately 3.1 percentage points lower.

Acquisition and other expenses

Acquisition and other expenses increased 12.1 percent to $40,482,000 for the three months ended March 31, 2013 from $36,124,000 for the same period in 2012.  The acquisition expense ratio also increased, totaling 33.6 percent for the three months ended March 31, 2013 compared to 33.0 percent for the same period in 2012.  The increase in the acquisition expense ratio is largely attributed to the reinsurance segment, which recorded a large negative commission adjustment during the first quarter of 2012 in connection with the cancellation of a large MRB account.  Also contributing to the increase in the acquisition expense ratio were increases in both contingent commission and policyholder dividend expense, both of which are reflective of the good underwriting results reported.  The increase in premium income limited the rise in the acquisition expense ratio.

For the property and casualty insurance segment, the acquisition expense ratio increased slightly to 36.8 percent for the three months ended March 31, 2013 from 36.6 percent for the same period in 2012.  This increase reflects higher policyholder dividend expense resulting from the good underwriting results reported, a decline in the amount of salary and related costs that were capitalized as part of the deferred policy acquisition cost asset during the first quarter of 2013 as compared to the same period of 2012 and the increase in premium income.

For the reinsurance segment, the acquisition expense ratio increased to 22.9 percent for the three months ended March 31, 2013 from 20.2 percent for the same period in 2012.  This increase is primarily attributed to the combination of higher contingent commission expense and a $1,362,000 negative commission allowance recorded in the first quarter of 2012 in connection with the cancellation of a large MRB account.  However, a portion of this negative commission allowance was offset by the resulting release (amortization) of the related deferred policy acquisition cost asset, resulting in an immediate expense reduction of approximately $654,000 during the first quarter of 2012.  During the first quarter of 2013, the reinsurance segment recognized a $223,000 negative commission allowance in conjunction with the addition of Church Mutual to MRB.  A portion of this negative commission allowance was offset by the resulting release (amortization) of the related deferred policy acquisition cost asset, resulting in an immediate expense reduction of approximately $105,000 during the first quarter of 2013.  The increase in premium income helped limit the impact the increased expenses had on the acquisition expense ratio.  It should be noted that the acquisition expenses reported for the first quarter of 2012 included a commission expense reserve associated with the EBNR premium estimate that was established for the new offshore energy and proportional account.  If the EBNR premium estimate resulting from the more refined actuarial analysis had been utilized at March 31, 2012, the commission expense reserve would have been lower, but the acquisition expense ratio would not have materially changed.

Investment results

Net investment income decreased 6.4 percent to $10,443,000 for the three months ended March 31, 2013 from $11,157,000 for the same period in 2012.  This decrease is primarily attributed to the low interest rate environment that has persisted for the past several years.  During this time period, available cash flow has been invested in fixed maturity securities with progressively lower yields, resulting in a decline in the annualized yield of the fixed maturity portfolio.  The average coupon on the fixed maturity portfolio was 4.14 percent at March 31, 2013, compared to 4.23 percent at December 31, 2012 and 4.61 percent at March 31, 2012.  Management is actively pursuing ways to minimize the decline in investment income without increasing overall risk, such as the implementation of the new equity strategy in 2012 that emphasizes dividend income (see discussion below).  The effective duration of the Company’s fixed maturity portfolio was 4.39 years at March 31, 2013, compared to 4.20 years at December 31, 2012.

At the end of the first quarter of 2012, management reinvested approximately $35,000,000 from the current equity portfolio and $10,000,000 of cash into a new equity portfolio with an emphasis on dividend income.  In addition to a higher dividend return, this new equity strategy is expected to carry less market volatility.  The Company’s equity security holdings produced dividend income of $1,096,000 for the three months ended March 31, 2013, compared to $739,000 for the same period in 2012.

The Company had realized investment gains of $2,668,000 and $8,918,000 during the three months ended March 31, 2013 and 2012, respectively.  The Company experienced an unusually large amount of realized investment gains in the first quarter of 2012, primarily from the sale of equity securities to fund the new portfolio that emphasizes dividend income.  The Company recorded very few “other-than-temporary” investment impairment losses, with only $21,000 recognized on one equity security in the first quarter of 2013, and no impairment losses recognized during the first quarter of 2012.

Interest and other expense

The decline in interest expense for the three months ended March 31, 2013 is due to a reduction in the interest rate on the Company’s outstanding surplus notes from 3.60 percent to 1.35 percent effective February 1, 2013.  The decline in other expense for the three months ended March 31, 2013 is attributed to changes in the foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  A foreign currency exchange gain of $441,000 is included in the amount for the three months ended March 31, 2013, while a foreign currency exchange loss of $20,000 was included in the amount for the three months ended March 31, 2012.

Income tax

Income tax expense decreased 28.1 percent to $6,236,000 for the three months ended March 31, 2013 from $8,674,000 for the same period in 2012.  The effective tax rate for the three months ended March 31, 2013 was 30.4 percent compared to 31.1 percent for the same period in 2012.  The primary contributor to the differences between these effective tax rates and the United States federal corporate tax rate of 35 percent is tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had negative cash flows from operations of $1,672,000 and $12,115,000 during the first three months of 2013 and 2012, respectively.  It is not unusual for the Company to generate negative cash flows from operations during the first quarter; however, on an annual basis, the Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.

The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase programs.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2013 without prior regulatory approval is approximately $38,839,000.  The Company received $4,500,000 and $4,500,000 of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $2,728,000 and $2,576,000 during the first three months of 2013 and 2012, respectively.

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

The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies purchases of fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At March 31, 2013 and December 31, 2012, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $48,048,000 and $51,318,000, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

The majority of the Company’s assets are invested in fixed maturity securities.  These investments provide a substantial amount of investment income that supplements underwriting results and contributes to net earnings.  As these investments mature, or are called, the proceeds are reinvested at current interest rates, which may be higher or lower than those now being earned; therefore, more or less investment income may be available to contribute to net earnings.  Due to the declining interest rate environment, proceeds from calls and maturities in recent years have been reinvested at lower yields, which has had a negative impact on investment income.

The Company held $758,000 and $863,000 in minority ownership interests in limited partnerships and limited liability companies at March 31, 2013 and December 31, 2012, respectively.  The Company does not hold any other unregistered securities.

The Company’s cash balance was $446,000 and $330,000 at March 31, 2013 and December 31, 2012, respectively.

During the first three months of 2013, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company’s share of Employers Mutual’s 2013 planned contributions to its pension plan and the Voluntary Employee Beneficiary Association (VEBA) trust, if made, will be approximately $4,500,000 and $1,200,000, respectively.

During the first three months of 2012, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company reimbursed Employers Mutual $4,589,000 for its share of the 2012 qualified pension plan contribution and $434,000 for its share of the 2012 postretirement benefit plans contribution (no reimbursements were paid in the first three months of 2012).

Capital Resources

Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at March 31, 2013.

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

The Company’s total cash and invested assets at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturity securities available-for-sale	$920,194	$994,114	82.0%	$994,114
Equity securities available-for-sale	114,539	155,911	12.9	155,911
Cash	446	446	-	446
Short-term investments	60,947	60,947	5.0	60,947
Other long-term investments	758	758	0.1	758
	$1,096,884	$1,212,176	100.0%	$1,212,176

	December 31, 2012
			Percent of
	Amortized	Fair	total	Carrying
($ in thousands)	cost	value	fair value	value
Fixed maturity securities available-for-sale	$920,844	$999,795	83.7%	$999,795
Equity securities available-for-sale	111,852	140,294	11.8	140,294
Cash	330	330	-	330
Short-term investments	53,419	53,419	4.5	53,419
Other long-term investments	863	863	-	863
	$1,087,308	$1,194,701	100.0%	$1,194,701

The amortized cost and estimated fair value of fixed maturity and equity securities at March 31, 2013 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
($ in thousands)	cost	gains	losses	fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,702	$269	$-	$4,971
U.S. government-sponsored agencies	159,310	3,044	582	161,772
Obligations of states and political subdivisions	329,330	33,895	68	363,157
Commercial mortgage-backed	63,491	9,200	17	72,674
Residential mortgage-backed	58,456	1,928	218	60,166
Other asset-backed	9,139	1,471	-	10,610
Corporate	295,766	25,418	420	320,764
Total fixed maturity securities	920,194	75,225	1,305	994,114

Equity securities:
Common stocks:
Financial services	17,836	5,874	5	23,705
Information technology	10,214	4,731	17	14,928
Healthcare	14,349	6,843	-	21,192
Consumer staples	12,518	3,641	-	16,159
Consumer discretionary	9,668	7,932	-	17,600
Energy	16,486	6,942	166	23,262
Industrials	7,994	1,932	-	9,926
Other	17,142	3,149	87	20,204
Non-redeemable preferred stocks	8,332	651	48	8,935
Total equity securities	114,539	41,695	323	155,911
Total securities available-for-sale	$1,034,733	$116,920	$1,628	$1,150,025

The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual.  Effective February 1, 2013, the interest rate on the surplus notes was reduced to 1.35 percent from the previous rate of 3.60 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2018.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $131,000 and $225,000 during the first three months of 2013 and 2012, respectively.  During the first quarter of 2013, the Company’s property and casualty insurance subsidiaries paid Employers Mutual for the interest that had been accrued on the surplus notes during 2012.

As of March 31, 2013, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations

The Company recorded “other-than-temporary” investment impairment losses totaling $21,000 on one equity security during the first quarter of 2013 (no “other-than-temporary” impairments were recognized during the first quarter of 2012).

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

The Company has no direct exposure to European sovereign debt, but does have indirect exposure to European sovereign debt through its holdings of dollar-denominated fixed maturity securities issued by European-based financial institutions.  This includes (at par value) $8,000,000 from Great Britain, $10,944,000 from Switzerland, and $4,750,000 from Germany.

At March 31, 2013, the Company had unrealized losses on available-for-sale securities as presented in the table below.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities.  Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at March 31, 2013.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $1,058,000, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of March 31, 2013.

	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	value	losses	value	losses	value	losses
Fixed maturity securities:
U.S. government-sponsored agencies	$52,278	$582	$-	$-	$52,278	$582
Obligations of states and political subdivisions	3,164	68	-	-	3,164	68
Commercial mortgage-backed	5,973	9	832	8	6,805	17
Residential mortgage-backed	6,709	218	-	-	6,709	218
Corporate	18,561	230	5,247	190	23,808	420
Subtotal, fixed maturity securities	86,685	1,107	6,079	198	92,764	1,305

Equity securities:
Common stocks:
Financial services	794	5	-	-	794	5
Information technology	130	17	-	-	130	17
Energy	3,463	166	-	-	3,463	166
Other	2,221	87	-	-	2,221	87
Non-redeemable preferred stocks	-	-	1,952	48	1,952	48
Subtotal, equity securities	6,608	275	1,952	48	8,560	323
Total temporarily impaired securities	$93,293	$1,382	$8,031	$246	$101,324	$1,628

The Company does not purchase non-investment grade securities.  Any non-investment grade securities held are the result of rating downgrades that occurred subsequent to their purchase.  At March 31, 2013, non-investment grade fixed maturity securities held by the Company included eleven securities, ten of which were residential mortgage-backed securities.  None of these securities were in an unrealized loss position at March 31, 2013.

Following is a schedule of gross realized losses recognized in the first three months of 2013 from the sale of securities and from “other-than-temporary” investment impairments.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.  This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc.

	Realized losses from sales			"Other-than-	Total
			Gross	temporary"	gross
	Book	Sales	realized	impairment	realized
($ in thousands)	value	price	losses	losses	losses
Equity securities:
Three months or less	$1,806	$1,773	$33	$21	$54
Over three months to six months	-	-	-	-	-
Over six months to nine months	-	-	-	-	-
Over nine months to twelve months	385	330	55	-	55
Over twelve months	-	-	-	-	-
	$2,191	$2,103	$88	$21	$109

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES

One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All of these lease costs are included as expenses under the pooling agreement.  The Company’s contractual obligations as of March 31, 2013 did not change materially from those presented in the Company’s 2012 Form 10-K.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $997,000 and $1,016,000 have been accrued as of March 31, 2013 and December 31, 2012, respectively.  Premium tax offsets of $871,000 and $996,000, which are related to prior guarantee fund payments and current assessments, have been accrued as of March 31, 2013 and December 31, 2012, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  Estimated second-injury fund assessments of $1,577,000 and $1,579,000 have been accrued as of March 31, 2013 and December 31, 2012, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $165,000 at December 31, 2012.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $239,000 at December 31, 2012 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at March 31, 2013.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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

Further analysis of the components of the Company’s market risk (including interest rate risk, equity price risk, credit quality risk, and prepayment risk) can be found in the Company’s 2012 Form 10-K.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART	II. OTHER INFORMATION

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended March 31, 2013:

			(c) Total number	(d) Maximum number
	(a) Total	(b) Average	of shares (or	(or approximate dollar
	number of	price	units) purchased	value) of shares
	shares	paid	as part of publicly	(or units) that may yet
	(or units)	per share	announced plans	be purchased under the
Period	purchased (1)	(or unit)	or programs (2)	plans or programs (2 & 3)

1/1/13 - 1/31/13	-	$-	-	$19,490,561

2/1/13 - 2/28/13	-	-	-	19,490,561

3/1/13 - 3/31/13	8,304	28.47	-	19,490,561

Total	8,304	$28.47	-

(1)	This represents shares that were purchased in the open market during the month of March under Employers Mutual Casualty Company’s Employee Stock Purchase Plan.

Effective March 14, 2012, the Company’s Board of Directors temporarily suspended the issuance of shares of common stock under the Company’s Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”).  As a result, dividend reinvestments and optional cash purchases are not currently permitted under the Plan.  The temporary suspension of the issuance of shares of common stock under the Plan was due to a late filing of an amendment to a Current Report on Form 8-K.  In late 2011, the Company determined that it had inadvertently failed to file, on a timely basis, an amendment to a Current Report on Form 8-K filed on June 1, 2011 (which disclosed the results of voting at the 2011 Annual Meeting of Stockholders) to disclose the final determination by the Board of Directors regarding the frequency on which future “say-on-pay” votes would be held.  The required amendment to the Current Report on Form 8-K was filed on November 8, 2011, resulting in the amendment being filed late by approximately 22 days.  The late filing precluded the updating of the S-3 Registration Statement for the Plan because the updating and continued use of the S-3 Registration Statement is conditioned upon the requirement that the Company has filed all required reports in a timely manner during the twelve months, and any portion of a month, immediately preceding the filing of the Annual Report on Form 10-K for the year ended December 31, 2011, a condition the Company did not meet.  On March 29, 2013, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission registering 661,185 shares of common stock for use in the Plan, which will be available for the second quarter dividend payment.

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

ITEM 6.	EXHIBITS

10.5.1	Surplus Note – EMCASCO Insurance Company

10.5.2	Surplus Note – Illinois EMCASCO Insurance Company

10.5.3	Surplus Note – Dakota Fire Insurance Company

31.1	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2013.

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit number	Item

10.5.1*	Surplus Note – EMCASCO Insurance Company

10.5.2*	Surplus Note – Illinois EMCASCO Insurance Company

10.5.3*	Surplus Note – Dakota Fire Insurance Company

31.1*	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished, not filed