Form 10-Q
period 2013-06-30
EMC INSURANCE GROUP INC
filed 2013-08-08
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common stock, $1.00 par value	13,124,699

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(As Audited)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $961,013,661 and $920,843,939)	$997,064,563	$999,794,857
Equity securities available-for-sale, at fair value (cost $115,397,494 and $111,851,963)	157,577,216	140,293,825
Other long-term investments	865,384	863,257
Short-term investments	33,921,749	53,418,914
Total investments	1,189,428,912	1,194,370,853

Cash	505,623	330,392
Reinsurance receivables due from affiliate	32,764,299	34,277,728
Prepaid reinsurance premiums due from affiliate	7,405,927	5,195,892
Deferred policy acquisition costs (affiliated $36,603,042 and $34,425,593)	36,629,835	34,425,593
Prepaid pension benefits due from affiliate	921,515	1,413,104
Accrued investment income	10,033,315	9,938,714
Accounts receivable	2,251,127	2,390,955
Income taxes recoverable	3,170,763	1,588,089
Deferred income taxes	3,596,776	—
Goodwill	941,586	941,586
Other assets (affiliated $7,064,353 and $5,760,369)	12,225,536	5,836,200
Total assets	$1,299,875,214	$1,290,709,106
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(As Audited)
LIABILITIES
Losses and settlement expenses (affiliated $589,088,254 and $577,476,988)	$596,343,521	$583,096,965
Unearned premiums (affiliated $209,739,584 and $196,215,465)	209,859,865	196,215,465
Other policyholders' funds (all affiliated)	6,734,825	6,055,111
Surplus notes payable to affiliate	25,000,000	25,000,000
Amounts due affiliate to settle inter-company transaction balances	2,610,031	19,127,010
Pension and postretirement benefits payable to affiliate	31,860,634	30,714,633
Deferred income taxes	—	6,352,690
Other liabilities (affiliated $16,339,440 and $22,794,304)	24,192,190	22,938,068
Total liabilities	896,601,066	889,499,942

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 13,116,098 shares in 2013 and 12,909,457 shares in 2012	13,116,098	12,909,457
Additional paid-in capital	94,300,936	89,205,881
Accumulated other comprehensive income	29,507,587	47,752,375
Retained earnings	266,349,527	251,341,451
Total stockholders' equity	403,274,148	401,209,164
Total liabilities and stockholders' equity	$1,299,875,214	$1,290,709,106
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,
	2013	2012
REVENUES
Premiums earned (affiliated $124,619,189 and $108,193,102)	$127,188,280	$110,270,460
Investment income, net	11,039,994	11,148,695
Net realized investment gains (losses), excluding impairment losses on securities available-for-sale	175,253	(1,012,288)
Total "other-than-temporary" impairment losses on securities available-for-sale	—	(126,048)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—
Net impairment losses on securities available-for-sale	—	(126,048)
Net realized investment gains (losses)	175,253	(1,138,336)
Other income (all affiliated)	163,417	222,751
Total revenues	138,566,944	120,503,570

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $85,491,918 and $86,077,833)	88,968,680	88,399,951
Dividends to policyholders (all affiliated)	2,333,300	2,260,231
Amortization of deferred policy acquisition costs (affiliated $22,900,486 and $20,069,042)	23,564,414	20,631,011
Other underwriting expenses (affiliated $15,034,156 and $14,414,233)	15,055,667	14,330,439
Interest expense (all affiliated)	84,375	225,000
Other expense (affiliated $334,051 and $530,182)	611,853	168,742
Total losses and expenses	130,618,289	126,015,374
Income (loss) before income tax expense (benefit)	7,948,655	(5,511,804)

INCOME TAX EXPENSE (BENEFIT)
Current	2,602,291	(1,917,316)
Deferred	(865,872)	(1,018,017)
Total income tax expense (benefit)	1,736,419	(2,935,333)
Net income (loss)	$6,212,236	$(2,576,471)

Net income (loss) per common share - basic and diluted	$0.48	$(0.20)

Dividend per common share	$0.21	$0.20

Average number of common shares outstanding - basic and diluted	13,055,443	12,883,333
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six months ended June 30,
	2013	2012
REVENUES
Premiums earned (affiliated $243,736,274 and $216,937,082)	$247,685,532	$220,030,216
Investment income, net	21,483,077	22,305,477
Net realized investment gains (losses), excluding impairment losses on securities available-for-sale	2,863,734	7,906,041
Total "other-than-temporary" impairment losses on securities available-for-sale	(20,608)	(126,048)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—
Net impairment losses on securities available-for-sale	(20,608)	(126,048)
Net realized investment gains (losses)	2,843,126	7,779,993
Other income (all affiliated)	397,922	461,749
Total revenues	272,409,657	250,577,435

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $157,970,436 and $151,094,444)	161,542,338	153,640,240
Dividends to policyholders (all affiliated)	4,527,032	3,911,756
Amortization of deferred policy acquisition costs (affiliated $44,850,269 and $39,027,903)	45,831,852	39,845,389
Other underwriting expenses (affiliated $31,055,062 and $29,672,102)	31,076,573	29,588,308
Interest expense (all affiliated)	215,625	450,000
Other expense (affiliated $421,123 and $1,002,215)	758,618	755,259
Total losses and expenses	243,952,038	228,190,952
Income (loss) before income tax expense (benefit)	28,457,619	22,386,483

INCOME TAX EXPENSE (BENEFIT)
Current	8,098,214	5,697,486
Deferred	(125,348)	41,733
Total income tax expense (benefit)	7,972,866	5,739,219
Net income (loss)	$20,484,753	$16,647,264

Net income (loss) per common share - basic and diluted	$1.58	$1.29

Dividend per common share	$0.42	$0.40

Average number of common shares outstanding - basic and diluted	13,000,865	12,881,177
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,
	2013	2012
Net income (loss)	$6,212,236	$(2,576,471)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on investment securities, net of deferred income tax expense (benefit) of ($12,910,017) and $1,465,263	(23,975,748)	2,721,204
Reclassification adjustment for realized investment (gains) losses included in net income (loss), net of income tax (expense) benefit of ($61,339) and $398,418	(113,914)	739,918
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost, net of deferred income tax expense of $193,891 and $233,993:
Net actuarial loss	475,166	520,616
Prior service credit	(115,080)	(86,062)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	360,086	434,554

Other comprehensive income (loss)	(23,729,576)	3,895,676

Total comprehensive income (loss)	$(17,517,340)	$1,319,205
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six months ended June 30,
	2013	2012
Net income (loss)	$20,484,753	$16,647,264

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on investment securities, net of deferred income tax expense (benefit) of ($9,211,661) and $7,938,801	(17,107,369)	14,743,489
Reclassification adjustment for realized investment (gains) losses included in net income (loss), net of income tax (expense) benefit of ($995,094) and ($2,722,997)	(1,848,032)	(5,056,996)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost, net of deferred income tax expense of $382,637 and $467,984:
Net actuarial loss	940,772	1,041,233
Prior service credit	(230,159)	(172,123)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	710,613	869,110

Other comprehensive income (loss)	(18,244,788)	10,555,603

Total comprehensive income (loss)	$2,239,965	$27,202,867
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,484,753	$16,647,264

Adjustments to reconcile net income to net cash provided by operating activities:
Losses and settlement expenses (affiliated $11,611,266 and $759,394)	13,246,556	1,379,275
Unearned premiums (affiliated $13,524,119 and $2,910,048)	13,644,400	2,981,569
Other policyholders' funds due to affiliate	679,714	485,415
Amounts due affiliate to settle inter-company transaction balances	(16,516,979)	(13,159,076)
Net pension and postretirement benefits payable to affiliate	2,730,840	3,488,670
Reinsurance receivables due from affiliate	1,513,429	1,786,122
Prepaid reinsurance premiums due from affiliate	(2,210,035)	3,522,981
Commissions payable (affiliated ($3,511,942) and ($1,684,024))	(3,528,226)	(1,733,467)
Interest payable to affiliate	(684,375)	(450,000)
Deferred policy acquisition costs (affiliated $2,177,449 and ($1,220,806))	(2,204,242)	(1,234,955)
Stock-based compensation payable to affiliate	142,203	123,239
Accrued investment income	(94,601)	222,162
Accrued income tax:
Current	(1,539,317)	2,281,398
Deferred	(125,348)	41,733
Net realized investment gains	(2,843,126)	(7,779,993)
Accounts receivable	139,828	(69,881)
Amortization of premium/discount on fixed maturity securities	689,276	(405,141)
Other, net (affiliated ($3,605,888) and ($3,221,600))	(3,739,117)	(3,307,055)
Total adjustments to reconcile net income to net cash provided by operating activities	(699,120)	(11,827,004)
Net cash provided by operating activities	$19,785,633	$4,820,260
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Unaudited)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	$(157,815,372)	$(98,683,323)
Disposals of fixed maturity securities available-for-sale	118,359,602	133,555,413
Purchases of equity securities available-for-sale	(23,236,336)	(63,487,572)
Disposals of equity securities available-for-sale	23,926,985	52,414,422
Purchases of other long-term investments	(177,962)	—
Disposals of other long-term investments	152,700	3,248
Net (purchases) disposals of short-term investments	19,497,165	(23,666,050)
Net cash (used in) provided by investing activities	(19,293,218)	136,138

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	5,116,136	230,612
Excess tax benefit associated with affiliate’s stock plans	43,357	(2,176)
Dividends paid to stockholders (affiliated ($3,296,098) and ($3,139,140))	(5,476,677)	(5,153,433)
Net cash used in financing activities	(317,184)	(4,924,997)

NET INCREASE IN CASH	175,231	31,401
Cash at the beginning of the year	330,392	255,042

Cash at the end of the quarter	$505,623	$286,443
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
The terms of the excess of loss reinsurance agreement between EMC Reinsurance Company and Employers Mutual have been revised for fiscal year 2013.  Effective January 1, 2013, EMC Reinsurance Company continues to retain the first $4,000,000 of losses per event, but also retains 20.0 percent of any losses between $4,000,000 and $10,000,000 and 10.0 percent of any losses between $10,000,000 and $50,000,000 associated with any event.  In connection with the change in the amount of losses retained per event, the cost of the excess of loss coverage decreased from 10.0 percent of total assumed reinsurance premiums written to 9.0 percent of total assumed reinsurance premiums written.

3.	REINSURANCE
The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three and six months ended June 30, 2013 and 2012 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where all amounts resulting from transactions associated with the pooling, quota share and excess of loss reinsurance agreements with Employers Mutual are reported as “affiliated” balances.

	Three months ended June 30, 2013
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$89,858,633	$—	$89,858,633
Assumed from nonaffiliates	881,471	38,996,771	39,878,242
Assumed from affiliates	110,140,434	—	110,140,434
Ceded to nonaffiliates	(5,762,930)	(5,090,151)	(10,853,081)
Ceded to affiliates	(89,858,633)	(3,051,596)	(92,910,229)
Net premiums written	$105,258,975	$30,855,024	$136,113,999

Premiums earned
Direct	$90,492,083	$—	$90,492,083
Assumed from nonaffiliates	762,811	36,951,395	37,714,206
Assumed from affiliates	102,769,917	—	102,769,917
Ceded to nonaffiliates	(5,715,841)	(4,528,406)	(10,244,247)
Ceded to affiliates	(90,492,083)	(3,051,596)	(93,543,679)
Net premiums earned	$97,816,887	$29,371,393	$127,188,280

Losses and settlement expenses incurred
Direct	$71,466,885	$—	$71,466,885
Assumed from nonaffiliates	34,672	16,691,552	16,726,224
Assumed from affiliates	76,772,044	211,016	76,983,060
Ceded to nonaffiliates	(2,725,773)	(2,179,090)	(4,904,863)
Ceded to affiliates	(71,466,885)	164,259	(71,302,626)
Net losses and settlement expenses incurred	$74,080,943	$14,887,737	$88,968,680

	Three months ended June 30, 2012
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$85,475,102	$—	$85,475,102
Assumed from nonaffiliates	629,166	24,330,820	24,959,986
Assumed from affiliates	100,988,467	—	100,988,467
Ceded to nonaffiliates	(5,106,734)	(101,057)	(5,207,791)
Ceded to affiliates	(85,475,102)	(2,422,976)	(87,898,078)
Net premiums written	$96,510,899	$21,806,787	$118,317,686

Premiums earned
Direct	$80,728,225	$—	$80,728,225
Assumed from nonaffiliates	566,213	25,963,256	26,529,469
Assumed from affiliates	92,648,120	—	92,648,120
Ceded to nonaffiliates	(5,389,048)	(1,095,105)	(6,484,153)
Ceded to affiliates	(80,728,225)	(2,422,976)	(83,151,201)
Net premiums earned	$87,825,285	$22,445,175	$110,270,460

Losses and settlement expenses incurred
Direct	$60,175,887	$—	$60,175,887
Assumed from nonaffiliates	422,298	18,769,976	19,192,274
Assumed from affiliates	72,306,985	246,580	72,553,565
Ceded to nonaffiliates	(2,108,899)	(1,651,925)	(3,760,824)
Ceded to affiliates	(60,175,887)	414,936	(59,760,951)
Net losses and settlement expenses incurred	$70,620,384	$17,779,567	$88,399,951

	Six months ended June 30, 2013
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$178,746,396	$—	$178,746,396
Assumed from nonaffiliates	1,494,815	73,709,518	75,204,333
Assumed from affiliates	209,541,500	—	209,541,500
Ceded to nonaffiliates	(10,996,153)	(9,748,876)	(20,745,029)
Ceded to affiliates	(178,746,396)	(5,756,458)	(184,502,854)
Net premiums written	$200,040,162	$58,204,184	$258,244,346

Premiums earned
Direct	$175,634,513	$—	$175,634,513
Assumed from nonaffiliates	1,424,139	70,187,140	71,611,279
Assumed from affiliates	200,365,704	—	200,365,704
Ceded to nonaffiliates	(11,267,938)	(7,267,055)	(18,534,993)
Ceded to affiliates	(175,634,513)	(5,756,458)	(181,390,971)
Net premiums earned	$190,521,905	$57,163,627	$247,685,532

Losses and settlement expenses incurred
Direct	$121,070,474	$—	$121,070,474
Assumed from nonaffiliates	427,293	35,698,772	36,126,065
Assumed from affiliates	133,357,438	435,111	133,792,549
Ceded to nonaffiliates	(3,736,414)	(3,627,027)	(7,363,441)
Ceded to affiliates	(121,070,474)	(1,012,835)	(122,083,309)
Net losses and settlement expenses incurred	$130,048,317	$31,494,021	$161,542,338

	Six months ended June 30, 2012
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$165,243,694	$—	$165,243,694
Assumed from nonaffiliates	987,792	49,645,507	50,633,299
Assumed from affiliates	191,533,210	—	191,533,210
Ceded to nonaffiliates	(10,115,007)	(886,118)	(11,001,125)
Ceded to affiliates	(165,243,694)	(4,875,939)	(170,119,633)
Net premiums written	$182,405,995	$43,883,450	$226,289,445

Premiums earned
Direct	$158,255,916	$—	$158,255,916
Assumed from nonaffiliates	959,009	55,361,326	56,320,335
Assumed from affiliates	183,109,927	—	183,109,927
Ceded to nonaffiliates	(11,212,261)	(3,311,846)	(14,524,107)
Ceded to affiliates	(158,255,916)	(4,875,939)	(163,131,855)
Net premiums earned	$172,856,675	$47,173,541	$220,030,216

Losses and settlement expenses incurred
Direct	$101,198,850	$—	$101,198,850
Assumed from nonaffiliates	706,357	33,836,168	34,542,525
Assumed from affiliates	125,650,482	420,184	126,070,666
Ceded to nonaffiliates	(3,718,202)	(3,605,544)	(7,323,746)
Ceded to affiliates	(101,198,850)	350,795	(100,848,055)
Net losses and settlement expenses incurred	$122,638,637	$31,001,603	$153,640,240

Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

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

•
“Assumed from affiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of all the pool members’ direct business.  The amounts reported under the caption “Losses and settlement expenses incurred” also include claim-related services provided by Employers Mutual that are allocated to the property and casualty insurance subsidiaries and the reinsurance subsidiary.

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
Summarized financial information for the Company’s segments is as follows:

Three months ended June 30, 2013	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$97,816,887	$29,371,393	$—	$127,188,280

Underwriting profit (loss)	(10,424,914)	7,691,133	—	(2,733,781)
Net investment income (loss)	8,095,885	2,946,180	(2,071)	11,039,994
Realized investment gains (losses)	392,319	(217,066)	—	175,253
Other income	163,417	—	—	163,417
Interest expense	84,375	—	—	84,375
Other expenses	185,593	101,062	325,198	611,853
Income (loss) before income tax expense (benefit)	$(2,043,261)	$10,319,185	$(327,269)	$7,948,655

Three months ended June 30, 2012	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$87,825,285	$22,445,175	$—	$110,270,460

Underwriting profit (loss)	(15,391,481)	40,309	—	(15,351,172)
Net investment income (loss)	8,139,202	3,011,279	(1,786)	11,148,695
Realized investment gains (losses)	(752,888)	(385,448)	—	(1,138,336)
Other income	222,751	—	—	222,751
Interest expense	225,000	—	—	225,000
Other expenses	178,276	(392,315)	382,781	168,742
Income (loss) before income tax expense (benefit)	$(8,185,692)	$3,058,455	$(384,567)	$(5,511,804)

Six months ended June 30, 2013	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$190,521,905	$57,163,627	$—	$247,685,532

Underwriting profit (loss)	(7,808,109)	12,515,846	—	4,707,737
Net investment income (loss)	15,745,815	5,742,704	(5,442)	21,483,077
Realized investment gains (losses)	2,349,103	494,023	—	2,843,126
Other income	397,922	—	—	397,922
Interest expense	215,625	—	—	215,625
Other expenses	391,199	(340,287)	707,706	758,618
Income (loss) before income tax expense (benefit)	$10,077,907	$19,092,860	$(713,148)	$28,457,619

Assets	$936,707,300	$357,488,107	$403,829,978	$1,698,025,385
Eliminations	—	—	(391,491,544)	(391,491,544)
Reclassifications	—	(6,658,627)	—	(6,658,627)
Net assets	$936,707,300	$350,829,480	$12,338,434	$1,299,875,214

Six months ended June 30, 2012	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$172,856,675	$47,173,541	$—	$220,030,216

Underwriting profit (loss)	(13,491,459)	6,535,982	—	(6,955,477)
Net investment income (loss)	16,314,329	5,995,204	(4,056)	22,305,477
Realized investment gains (losses)	7,151,901	628,092	—	7,779,993
Other income	461,749	—	—	461,749
Interest expense	450,000	—	—	450,000
Other expenses	397,440	(372,550)	730,369	755,259
Income (loss) before income tax expense (benefit)	$9,589,080	$13,531,828	$(734,425)	$22,386,483

Year ended December 31, 2012
Assets	$934,876,596	$350,867,500	$401,319,530	$1,687,063,626
Eliminations	—	—	(396,288,097)	(396,288,097)
Reclassifications	—	—	(66,423)	(66,423)
Net assets	$934,876,596	$350,867,500	$4,965,010	$1,290,709,106

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three and six months ended June 30, 2013 and 2012, by line of insurance.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Property and casualty insurance segment
Commercial lines:
Automobile	$21,097,112	$19,053,727	$41,220,711	$36,909,397
Property	21,425,210	18,749,310	41,810,519	37,087,621
Workers' compensation	21,026,607	18,564,240	40,553,754	36,725,157
Liability	19,601,730	16,786,689	37,634,575	32,970,176
Other	1,843,564	1,873,690	3,706,500	3,765,469
Total commercial lines	84,994,223	75,027,656	164,926,059	147,457,820

Personal lines:
Automobile	6,917,799	7,119,459	13,839,379	14,094,368
Property	5,728,302	5,524,351	11,415,785	11,002,952
Liability	176,563	153,819	340,682	301,535
Total personal lines	12,822,664	12,797,629	25,595,846	25,398,855
Total property and casualty insurance	$97,816,887	$87,825,285	$190,521,905	$172,856,675

Reinsurance segment
Pro rata reinsurance:
Property and liability	$2,483,413	$2,115,547	$3,512,470	$3,562,142
Property	3,644,882	4,308,272	8,271,643	6,767,632
Crop	506,046	195,609	946,407	472,559
Liability	1,125,276	295,324	1,517,955	639,376
Marine/Aviation	2,545,396	(1,459,630)	5,956,677	2,402,316
Total pro rata reinsurance	10,305,013	5,455,122	20,205,152	13,844,025

Excess of loss reinsurance:
Property	16,227,759	13,770,698	31,448,516	27,314,458
Liability	2,838,621	3,218,590	5,509,903	6,006,901
Surety	—	765	56	8,157
Total excess of loss reinsurance	19,066,380	16,990,053	36,958,475	33,329,516
Total reinsurance	$29,371,393	$22,445,175	$57,163,627	$47,173,541

Consolidated	$127,188,280	$110,270,460	$247,685,532	$220,030,216

5.	INCOME TAXES
The actual income tax expense (benefit) for the three and six months ended June 30, 2013 and 2012 differed from the “expected” income tax expense (benefit) for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income (loss) before income tax expense (benefit)) as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Computed "expected" income tax expense (benefit)	$2,782,030	$(1,929,132)	$9,960,167	$7,835,268
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(993,175)	(1,126,316)	(1,936,150)	(2,281,477)
Dividends received deduction	(222,468)	(158,109)	(417,040)	(286,445)
Proration of tax-exempt interest and dividends received deduction	182,347	192,663	352,979	385,188
Other, net	(12,315)	85,561	12,910	86,685
Income tax expense (benefit)	$1,736,419	$(2,935,333)	$7,972,866	$5,739,219

The Company had no provision for uncertain income tax positions at June 30, 2013 or December 31, 2012.  The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during the three or six months ended June 30, 2013 or 2012.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.
The Company files a U.S. federal income tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2009.  The Company’s 2011 income tax return has been audited and no changes were proposed.

6.	EMPLOYEE RETIREMENT PLANS
The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Pension plans:
Service cost	$3,180,920	$2,849,900	$6,606,398	$6,219,484
Interest cost	1,917,778	2,213,713	3,828,019	4,413,838
Expected return on plan assets	(4,287,615)	(3,731,361)	(8,575,231)	(7,462,722)
Amortization of net actuarial loss	1,515,096	1,745,644	2,981,181	3,414,404
Amortization of prior service cost	12,583	72,788	25,165	145,576
Net periodic pension benefit cost	$2,338,762	$3,150,684	$4,865,532	$6,730,580

Postretirement benefit plans:
Service cost	$1,574,979	$1,537,530	$3,149,958	$3,075,060
Interest cost	1,542,971	1,634,210	3,085,942	3,268,420
Expected return on plan assets	(907,750)	(804,794)	(1,815,500)	(1,609,588)
Amortization of net actuarial loss	923,505	1,002,154	1,847,010	2,004,308
Amortization of prior service credit	(622,781)	(532,814)	(1,245,562)	(1,065,628)
Net periodic postretirement benefit cost	$2,510,924	$2,836,286	$5,021,848	$5,672,572

Net periodic pension benefit cost allocated to the Company amounted to $725,127 and $970,632 for the three months and $1,506,658 and $2,070,030 for the six months ended June 30, 2013 and 2012, respectively.  Net periodic postretirement benefit cost allocated to the Company amounted to $727,946 and $821,798 for the three months and $1,455,892 and $1,643,594 for the six months ended June 30, 2013 and 2012, respectively.
The Company’s share of Employers Mutual’s 2013 planned contributions to the pension plan and the Voluntary Employee Beneficiary Association (VEBA) trust, if made, will be approximately $4,500,000 and $1,200,000, respectively.

7.	STOCK-BASED COMPENSATION
The Company has no stock-based compensation plans of its own; however, Employers Mutual has several stock plans which utilize the common stock of the Company.  Employers Mutual can provide the common stock required under its plans by: 1) using shares of common stock that it currently owns; 2) purchasing common stock on the open market; or 3) directly purchasing common stock from the Company at the current fair value.  Employers Mutual has historically purchased common stock from the Company for use in its stock plans and its non-employee director stock plans.  Employers Mutual generally purchases common stock on the open market to fulfill its obligations under its employee stock purchase plan.
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
The Company recognized compensation expense from these plans of $78,223 ($50,845 net of tax) and $45,952 ($40,322 net of tax) for the three months and $142,203 ($94,039 net of tax) and $123,239 ($93,017 net of tax) for the six months ended June 30, 2013 and 2012, respectively.  During the first six months of 2013, 57,720 shares of restricted stock were granted under the 2007 Plan to eligible participants, and 244,906 options were exercised under the plans at a weighted average exercise price of $20.85.

Stock Appreciation Rights (SAR) agreement
No compensation expense was recognized during the three or six months ended June 30, 2013 and 2012 related to a separate stock appreciation rights agreement that is accounted for as a liability-classified award because the fair value of the award did not exceed the floor amount contained in the agreement.

Non-Employee Director Stock Purchase Plan
On March 14, 2013, the Company registered 200,000 shares of the Company’s common stock for issuance under the 2013 Employers Mutual Casualty Company Non-Employee Director Stock Purchase Plan.  All non-employee directors of Employers Mutual and its subsidiaries and affiliates are eligible to participate in the plan.  Each eligible director can purchase shares of common stock at 75 percent of the fair value of the stock on the option exercise date in an amount equal to a minimum of 25 percent and a maximum of 100 percent of their annual cash retainer.  The plan will continue through the option period for options granted at the 2022 annual meetings.  The plan is administered by the Corporate Governance and Nominating Committee of the Board of Employers Mutual.  The Board may amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options.  The 2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan is no longer active.   All outstanding options granted under this plan expired in May, 2013, and no further options can be granted due to the expiration of the term of the plan.  On April 26, 2013, a total of 148,204 shares reserved for issuance under the 2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan were deregistered.

8.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

	Carrying amount	Estimated fair value
June 30, 2013
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,612,047	$9,612,047
U.S. government-sponsored agencies	137,427,115	137,427,115
Obligations of states and political subdivisions	373,573,415	373,573,415
Commercial mortgage-backed	68,270,393	68,270,393
Residential mortgage-backed	88,006,679	88,006,679
Other asset-backed	10,379,266	10,379,266
Corporate	309,795,648	309,795,648
Total fixed maturity securities available-for-sale	997,064,563	997,064,563

Equity securities available-for-sale:
Common stocks:
Financial services	25,808,286	25,808,286
Information technology	16,119,834	16,119,834
Healthcare	21,458,416	21,458,416
Consumer staples	13,225,367	13,225,367
Consumer discretionary	20,762,526	20,762,526
Energy	21,560,010	21,560,010
Industrials	10,249,748	10,249,748
Other	19,693,809	19,693,809
Non-redeemable preferred stocks	8,699,220	8,699,220
Total equity securities available-for-sale	157,577,216	157,577,216

Short-term investments	33,921,749	33,921,749

Liabilities:
Surplus notes	25,000,000	10,222,310

	Carrying amount	Estimated fair value
December 31, 2012
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$4,984,902	$4,984,902
U.S. government-sponsored agencies	162,442,630	162,442,630
Obligations of states and political subdivisions	370,962,114	370,962,114
Commercial mortgage-backed	80,349,182	80,349,182
Residential mortgage-backed	47,789,604	47,789,604
Other asset-backed	11,286,848	11,286,848
Corporate	321,979,577	321,979,577
Total fixed maturity securities available-for-sale	999,794,857	999,794,857

Equity securities available-for-sale:
Common stocks:
Financial services	18,093,388	18,093,388
Information technology	16,925,764	16,925,764
Healthcare	19,023,849	19,023,849
Consumer staples	13,609,527	13,609,527
Consumer discretionary	17,090,547	17,090,547
Energy	19,430,330	19,430,330
Industrials	8,574,816	8,574,816
Other	18,681,440	18,681,440
Non-redeemable preferred stocks	8,864,164	8,864,164
Total equity securities available-for-sale	140,293,825	140,293,825

Short-term investments	53,418,914	53,418,914

Liabilities:
Surplus notes	25,000,000	18,835,954

The estimated fair value of fixed maturity and equity securities is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.
Short-term investments generally include money market funds, U.S. Treasury bills and commercial paper.  Short-term investments are carried at fair value, which approximates cost, due to the highly liquid nature of the securities.   Short-term securities are classified as Level 1 fair value measurements when the fair value can be validated by recent trades.  When recent trades are not available, fair value is deemed to be the cost basis and the securities are classified as Level 2 fair value measurements.
The estimated fair value of the surplus notes is derived by discounting future expected cash flows at a rate deemed appropriate.  The discount rate was set at the average of current yields-to-maturity on several insurance company surplus notes that are traded in observable markets, adjusted upward by 50 basis points to reflect illiquidity and perceived risk premium differences. Other assumptions include a 25-year term for the surplus notes (the surplus notes have no stated maturity date) and an interest rate that continues at the current 1.35 percent interest rate (the rate is typically adjusted every five years and is based upon the then-current Federal Home Loan Bank borrowing rate for 5-year funds available to Employers Mutual).

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

The Company uses an independent pricing source to obtain the estimated fair value of a majority of its securities, subject to an internal validation.  The fair value is based on quoted market prices, where available.  This is typically the case for equity securities and money market funds, which are accordingly classified as Level 1 fair value measurements.  In cases where quoted market prices are not available, fair value is based on a variety of valuation techniques depending on the type of security.  Fixed maturity securities and various short-term investments in the Company’s portfolio may not trade on a daily basis; however, observable inputs are utilized in their valuations, and these securities are therefore classified as Level 2 fair value measurements.  Following is a brief description of the various pricing techniques used by the independent pricing source for different asset classes.

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At June 30, 2013 and December 31, 2012, the Company did not hold any fixed maturity securities that were priced solely from broker quotes.
A small number of the Company’s securities are not priced by the independent pricing service.  One is an equity security that is reported as a Level 3 fair value measurement at June 30, 2013 and December 31, 2012, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements.  This review is typically performed during the second quarter, and resulted in a fair value for the shares held by the Company of $2,607 and $2,401 at June 30, 2013 and December 31, 2012, respectively.  The other securities not priced by the Company’s independent pricing service at June 30, 2013 and December 31, 2012 include three fixed maturity securities.  One of these fixed maturity securities is a corporate security that is not publicly traded and is classified as a Level 3 fair value measurement. The fair value for this security was estimated using cash flow analysis that utilizes a credit spread relative to the U. S. Treasury curve. The other fixed maturity securities are classified as Level 2 fair value measurements.  The fair values for these fixed maturity securities were obtained from the Company’s investment custodian using independent pricing services which utilize similar pricing techniques as the Company’s independent pricing service.

Presented in the table below are the estimated fair values of the Company’s financial instruments as of June 30, 2013 and December 31, 2012.

		Fair value measurements using
June 30, 2013	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,612,047	$—	$9,612,047	$—
U.S. government-sponsored agencies	137,427,115	—	137,427,115	—
Obligations of states and political subdivisions	373,573,415	—	373,573,415	—
Commercial mortgage-backed	68,270,393	—	68,270,393	—
Residential mortgage-backed	88,006,679	—	88,006,679	—
Other asset-backed	10,379,266	—	10,379,266	—
Corporate	309,795,648	—	308,847,358	948,290
Total fixed maturity securities available-for-sale	997,064,563	—	996,116,273	948,290

Equity securities available-for-sale:
Common stocks:
Financial services	25,808,286	25,805,679	—	2,607
Information technology	16,119,834	16,119,834	—	—
Healthcare	21,458,416	21,458,416	—	—
Consumer staples	13,225,367	13,225,367	—	—
Consumer discretionary	20,762,526	20,762,526	—	—
Energy	21,560,010	21,560,010	—	—
Industrials	10,249,748	10,249,748	—	—
Other	19,693,809	19,693,809	—	—
Non-redeemable preferred stocks	8,699,220	8,699,220	—	—
Total equity securities available-for-sale	157,577,216	157,574,609	—	2,607

Short-term investments	33,921,749	33,921,749	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	10,222,310	—	—	10,222,310

		Fair value measurements using
December 31, 2012	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$4,984,902	$—	$4,984,902	$—
U.S. government-sponsored agencies	162,442,630	—	162,442,630	—
Obligations of states and political subdivisions	370,962,114	—	370,962,114	—
Commercial mortgage-backed	80,349,182	—	80,349,182	—
Residential mortgage-backed	47,789,604	—	47,789,604	—
Other asset-backed	11,286,848	—	11,286,848	—
Corporate	321,979,577	—	321,979,577	—
Total fixed maturity securities available-for-sale	999,794,857	—	999,794,857	—

Equity securities available-for-sale:
Common stocks:
Financial services	18,093,388	18,090,987	—	2,401
Information technology	16,925,764	16,925,764	—	—
Healthcare	19,023,849	19,023,849	—	—
Consumer staples	13,609,527	13,609,527	—	—
Consumer discretionary	17,090,547	17,090,547	—	—
Energy	19,430,330	19,430,330	—	—
Industrials	8,574,816	8,574,816	—	—
Other	18,681,440	18,681,440	—	—
Non-redeemable preferred stocks	8,864,164	8,864,164	—	—
Total equity securities available-for-sale	140,293,825	140,291,424	—	2,401

Short-term investments	53,418,914	42,062,664	11,356,250	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	18,835,954	—	—	18,835,954

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2013 and 2012.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities are reported as realized investment gains or losses in net income.

	Fair value measurements using significant unobservable inputs (Level 3)
Three months ended June 30, 2013	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Beginning balance	$—	$2,401	$2,401
Purchases	948,290	—	948,290
Unrealized gains included in other comprehensive income	—	206	206
Balance at June 30, 2013	$948,290	$2,607	$950,897

Six months ended June 30, 2013
Beginning balance	$—	$2,401	$2,401
Purchases	948,290	—	948,290
Unrealized gains included in other comprehensive income	—	206	206
Balance at June 30, 2013	$948,290	$2,607	$950,897

	Fair value measurements using significant unobservable inputs (Level 3)
Three months ended June 30, 2012	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Beginning balance	$—	$2,250	$2,250
Unrealized gains included in other comprehensive income	—	151	151
Balance at June 30, 2012	$—	$2,401	$2,401

Six months ended June 30, 2012
Beginning balance	$—	$2,250	$2,250
Unrealized gains included in other comprehensive income	—	151	151
Balance at June 30, 2012	$—	$2,401	$2,401

There were no transfers into or out of Levels 1 or 2 during the three or six months ended June 30, 2013 or 2012.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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

The amortized cost and estimated fair value of securities available-for-sale as of June 30, 2013 and December 31, 2012 are as follows.  All securities are classified as available-for-sale and are carried at fair value.

June 30, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,522,918	$223,279	$134,150	$9,612,047
U.S. government-sponsored agencies	142,088,929	1,802,645	6,464,459	137,427,115
Obligations of states and political subdivisions	355,773,565	21,735,855	3,936,005	373,573,415
Commercial mortgage-backed	61,484,434	6,792,466	6,507	68,270,393
Residential mortgage-backed	88,193,277	1,293,620	1,480,218	88,006,679
Other asset-backed	9,109,718	1,269,548	—	10,379,266
Corporate	294,840,820	17,227,227	2,272,399	309,795,648
Total fixed maturity securities	961,013,661	50,344,640	14,293,738	997,064,563

Equity securities:
Common stocks:
Financial services	19,148,813	6,659,473	—	25,808,286
Information technology	11,109,733	5,044,696	34,595	16,119,834
Healthcare	14,625,188	6,833,228	—	21,458,416
Consumer staples	10,249,239	2,976,155	27	13,225,367
Consumer discretionary	11,919,702	8,842,824	—	20,762,526
Energy	15,584,575	6,151,610	176,175	21,560,010
Industrials	7,776,577	2,473,171	—	10,249,748
Other	16,651,229	3,205,873	163,293	19,693,809
Non-redeemable preferred stocks	8,332,438	450,862	84,080	8,699,220
Total equity securities	115,397,494	42,637,892	458,170	157,577,216
Total securities available-for-sale	$1,076,411,155	$92,982,532	$14,751,908	$1,154,641,779

December 31, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,697,762	$287,140	$—	$4,984,902
U.S. government-sponsored agencies	159,548,303	3,228,302	333,975	162,442,630
Obligations of states and political subdivisions	335,188,220	35,776,373	2,479	370,962,114
Commercial mortgage-backed	69,952,036	10,412,989	15,843	80,349,182
Residential mortgage-backed	46,286,598	1,777,113	274,107	47,789,604
Other asset-backed	9,720,662	1,566,186	—	11,286,848
Corporate	295,450,358	26,774,604	245,385	321,979,577
Total fixed maturity securities	920,843,939	79,822,707	871,789	999,794,857

Equity securities:
Common stocks:
Financial services	14,496,766	3,630,544	33,922	18,093,388
Information technology	12,331,378	4,722,076	127,690	16,925,764
Healthcare	14,823,967	4,199,882	—	19,023,849
Consumer staples	12,019,892	1,593,039	3,404	13,609,527
Consumer discretionary	10,829,547	6,261,000	—	17,090,547
Energy	14,629,926	4,800,404	—	19,430,330
Industrials	7,638,633	936,183	—	8,574,816
Other	16,749,417	2,215,172	283,149	18,681,440
Non-redeemable preferred stocks	8,332,437	647,727	116,000	8,864,164
Total equity securities	111,851,963	29,006,027	564,165	140,293,825
Total securities available-for-sale	$1,032,695,902	$108,828,734	$1,435,954	$1,140,088,682

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of June 30, 2013 and December 31, 2012, listed by length of time the securities were in an unrealized loss position.

June 30, 2013	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. treasury	$4,682,810	$134,150	$—	$—	$4,682,810	$134,150
U.S. government-sponsored agencies	95,885,094	6,032,242	5,555,418	432,217	101,440,512	6,464,459
Obligations of states and political subdivisions	68,612,301	3,936,005	—	—	68,612,301	3,936,005
Commercial mortgage-backed	3,775,449	5,865	101,493	642	3,876,942	6,507
Residential mortgage-backed	43,516,137	1,480,218	—	—	43,516,137	1,480,218
Corporate	58,516,418	1,888,887	5,049,022	383,512	63,565,440	2,272,399
Total, fixed maturity securities	274,988,209	13,477,367	10,705,933	816,371	285,694,142	14,293,738
Equity securities:
Common stocks:
Information technology	1,254,591	34,595	—	—	1,254,591	34,595
Consumer staples	29,711	27	—	—	29,711	27
Energy	3,164,811	176,175	—	—	3,164,811	176,175
Other	4,147,049	163,293	—	—	4,147,049	163,293
Non-redeemable preferred stocks	—	—	1,915,920	84,080	1,915,920	84,080
Total, equity securities	8,596,162	374,090	1,915,920	84,080	10,512,082	458,170
Total temporarily impaired securities	$283,584,371	$13,851,457	$12,621,853	$900,451	$296,206,224	$14,751,908

December 31, 2012	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$33,950,271	$333,975	$—	$—	$33,950,271	$333,975
Obligations of states and political subdivisions	3,234,180	2,479	—	—	3,234,180	2,479
Commercial mortgage-backed	3,773,043	15,843	—	—	3,773,043	15,843
Residential mortgage-backed	5,303,741	274,107	—	—	5,303,741	274,107
Corporate	17,567,579	245,385	—	—	17,567,579	245,385
Total, fixed maturity securities	63,828,814	871,789	—	—	63,828,814	871,789
Equity securities:
Common stocks:
Financial services	881,580	33,922	—	—	881,580	33,922
Information technology	1,435,122	127,690	—	—	1,435,122	127,690
Consumer staples	90,080	3,404	—	—	90,080	3,404
Other	2,403,683	283,149	—	—	2,403,683	283,149
Non-redeemable preferred stocks	—	—	1,884,000	116,000	1,884,000	116,000
Total, equity securities	4,810,465	448,165	1,884,000	116,000	6,694,465	564,165
Total temporarily impaired securities	$68,639,279	$1,319,954	$1,884,000	$116,000	$70,523,279	$1,435,954

Unrealized losses on fixed maturity securities increased in nearly every type of issue at June 30, 2013 due to the rise in interest rates during the second quarter of 2013.  Most of these securities are considered investment grade by credit rating agencies.  Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at June 30, 2013.
The unrealized losses on common stocks at June 30, 2013 are not concentrated in a particular sector or an individual security.  The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at June 30, 2013.
All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at June 30, 2013.

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2013, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Securities available-for-sale:
Due in one year or less	$9,155,165	$9,258,884
Due after one year through five years	170,883,036	180,032,167
Due after five years through ten years	147,061,947	155,425,963
Due after ten years	484,235,802	496,070,477
Mortgage-backed securities	149,677,711	156,277,072
Totals	$961,013,661	$997,064,563

A summary of realized investment gains and (losses) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Fixed maturity securities available-for-sale:
Gross realized investment gains	$131,000	$108,016	$817,573	$508,507
Gross realized investment losses	(725,062)	—	(725,062)	—

Equity securities available-for-sale:
Gross realized investment gains	1,233,603	348,743	3,324,210	8,954,418
Gross realized investment losses	(464,288)	(1,469,047)	(552,987)	(1,556,884)
"Other-than-temporary" impairments	—	(126,048)	(20,608)	(126,048)
Totals	$175,253	$(1,138,336)	$2,843,126	$7,779,993

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The amount reported as “other-than-temporary” impairments for both the three and six months ended June 30, 2013 does not include any individually significant items.
The Company did not have any outstanding cumulative credit losses on fixed maturity securities that have been recognized in earnings from “other-than-temporary” impairments during any of the reported periods.

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
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $165,362 at December 31, 2012.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $239,486 at December 31, 2012 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at June 30, 2013.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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

	Accumulated other comprehensive income by component (1)
	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations	Total
Balance at December 31, 2012	$69,805,305	$(22,052,930)	$47,752,375
Other comprehensive income (loss) before reclassifications	(17,107,369)	—	(17,107,369)
Amounts reclassified from accumulated other comprehensive income	(1,848,032)	710,613	(1,137,419)
Other comprehensive income (loss)	(18,955,401)	710,613	(18,244,788)
Balance at June 30, 2013	$50,849,904	$(21,342,317)	$29,507,587

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table displays amounts reclassified out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2013.

	Amounts reclassified from accumulated other comprehensive income (loss) (1)
Accumulated other comprehensive income (loss) components	Three months ended June 30, 2013	Six months ended June 30, 2013	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for realized investment gains included in net income	$175,253	$2,843,126	Net realized investment gains (losses)
Deferred income tax expense	(61,339)	(995,094)	Income tax expense (benefit), current
Net reclassification adjustment	113,914	1,848,032

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost:
Net actuarial loss	(731,022)	(1,447,340)	(2)
Prior service credit	177,045	354,090	(2)
Total before tax	(553,977)	(1,093,250)
Deferred income tax expense	193,891	382,637	Income tax expense (benefit), current
Net reclassification adjustment	(360,086)	(710,613)

Total reclassification adjustment	$(246,172)	$1,137,419

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
Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 77 percent of consolidated premiums earned during the first six months of 2013.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.
Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 23 percent of consolidated premiums earned during the first six months of 2013.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.

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

RESULTS OF OPERATIONS
Results of operations by segment and on a consolidated basis for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2013	2012	2013	2012
Property and casualty insurance
Premiums earned	$97,817	$87,825	$190,522	$172,857
Losses and settlement expenses	74,080	70,621	130,048	122,639
Acquisition and other expenses	34,160	32,597	68,281	63,710
Underwriting loss	$(10,423)	$(15,393)	$(7,807)	$(13,492)

Loss and settlement expense ratio	75.7%	80.4%	68.3%	70.9%
Acquisition expense ratio	35.0%	37.1%	35.8%	36.9%
Combined ratio	110.7%	117.5%	104.1%	107.8%

Losses and settlement expenses:
Insured events of current year	$73,325	$75,080	$131,831	$137,603
Increase (decrease) in provision for insured events of prior years	755	(4,459)	(1,783)	(14,964)

Total losses and settlement expenses	$74,080	$70,621	$130,048	$122,639

Catastrophe and storm losses	$18,489	$19,773	$23,354	$25,327

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2013	2012	2013	2012
Reinsurance
Premiums earned	$29,372	$22,445	$57,164	$47,173
Losses and settlement expenses	14,888	17,779	31,494	31,001
Acquisition and other expenses	6,793	4,625	13,154	9,636
Underwriting profit	$7,691	$41	$12,516	$6,536

Loss and settlement expense ratio	50.7%	79.2%	55.1%	65.7%
Acquisition expense ratio	23.1%	20.6%	23.0%	20.4%
Combined ratio	73.8%	99.8%	78.1%	86.1%

Losses and settlement expenses:
Insured events of current year	$17,706	$14,719	$36,030	$33,699
Increase (decrease) in provision for insured events of prior years	(2,818)	3,060	(4,536)	(2,698)

Total losses and settlement expenses	$14,888	$17,779	$31,494	$31,001

Catastrophe and storm losses	$2,860	$5,074	$3,392	$9,223

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2013	2012	2013	2012
Consolidated
Premiums earned	$127,189	$110,270	$247,686	$220,030
Net investment income	11,040	11,148	21,483	22,305
Realized investment gains (losses)	175	(1,138)	2,843	7,780
Other income	163	223	398	462
	138,567	120,503	272,410	250,577
LOSSES AND EXPENSES
Losses and settlement expenses	88,968	88,400	161,542	153,640
Acquisition and other expenses	40,953	37,222	81,435	73,346
Interest expense	85	225	216	450
Other expense	612	168	759	755
	130,618	126,015	243,952	228,191

Income (loss) before income tax expense (benefit)	7,949	(5,512)	28,458	22,386
Income tax expense (benefit)	1,737	(2,935)	7,973	5,739
Net income (loss)	$6,212	$(2,577)	$20,485	$16,647

Net income (loss) per share	$0.48	$(0.20)	$1.58	$1.29

Loss and settlement expense ratio	70.0%	80.2%	65.2%	69.8%
Acquisition expense ratio	32.2%	33.7%	32.9%	33.4%
Combined ratio	102.2%	113.9%	98.1%	103.2%

Losses and settlement expenses:
Insured events of current year	$91,031	$89,799	$167,861	$171,302
Decrease in provision for insured events of prior years	(2,063)	(1,399)	(6,319)	(17,662)

Total losses and settlement expenses	$88,968	$88,400	$161,542	$153,640

Catastrophe and storm losses	$21,349	$24,847	$26,746	$34,550

The Company reported net income of $6,212,000 ($0.48 per share) during the three months ended June 30, 2013 compared to a net loss of $2,577,000 ($0.20 per share) during the same period in 2012.  For the six months ended June 30, 2013, net income totaled $20,485,000 ($1.58 per share) compared to $16,647,000 ($1.29 per share) during the same period in 2012. The increases in net income are primarily attributed to improved underwriting results in both of the Company's operating segments during the second quarter. The positive pricing momentum experienced in 2012 has continued into the first half of 2013 as the market for property and casualty insurance continues to support premium rate level increases.  The increase in premium rate levels continues to outpace the increase in loss costs. Net realized investment gains increased in the second quarter, but declined year-to-date due to the unusually large amount of gains recognized during the first quarter of 2012 when securities in the core equity portfolio were sold to fund a new equity portfolio with an emphasis on dividend income.  On a consolidated basis, 2013 is progressing as expected; however, there have been some variations by segment.

Premium income
Premiums earned increased 15.3 percent and 12.6 percent to $127,189,000 and $247,686,000 for the three and six months ended June 30, 2013 from $110,270,000 and $220,030,000 for the same periods in 2012.  In the property and casualty insurance segment, the majority of the increase is attributable to rate level increases, growth in insured exposures on existing accounts and an increase in retained policies.  In the reinsurance segment, the increase is attributable to a significant increase in the amount of premiums earned on policies written in the prior contract year, moderate rate level increases and the addition of some new business.  Premium rates in the property and casualty insurance market are expected to continue at approximately the current level during the remainder of the year. Premium rates in the reinsurance market have declined somewhat during the second quarter of 2013; however, it is too early to predict what premium rate levels will be in January, 2014, when the majority of the reinsurance segment's contracts renew.
Premiums earned for the property and casualty insurance segment increased 11.4 percent and 10.2 percent to $97,817,000 and $190,522,000 for the three and six months ended June 30, 2013 from $87,825,000 and $172,857,000 for the same periods in 2012.  The increase in premiums earned is primarily associated with renewal business, which increased 11 percent, and reflects a combination of rate level increases, growth in insured exposures and an increase in retained policies.  Renewal rates on the six major lines of commercial business were up approximately 7.5 percent during the first half of 2013, and are expected to continue at approximately the same level through the remainder of 2013.  The Company has not implemented broad-based rate level increases across the entire book of business, but has instead implemented rate level increases based on the loss history and risk exposures associated with each renewing policy, in order to achieve a more adequate overall rate level.  This approach has allowed the Company to retain its core book of business while improving underwriting margins.  Renewal rates for personal lines of business also increased, but did not have a significant impact on premiums earned due to an intentional reduction in policy count.  Due to the decrease in personal lines policy count, overall policy retention declined slightly during the first half of 2013, but remained strong at 86 percent.  New business continues to account for a relatively small portion (just 14 percent) of the pool participants’ direct written premiums.  New business premium increased five percent in the commercial lines of business (policy count decreased  two percent), but total new business premium only increased one percent due to a significant decline in personal lines new business premium.
Premiums earned for the reinsurance segment increased 30.9 percent and 21.2 percent to $29,372,000 and $57,164,000 for the three and six months ended June 30, 2013 from $22,445,000 and $47,173,000 for the same periods in 2012.  These increases are primarily attributed to a significant increase in the amount of contract year 2012 written premiums earned in the first half of 2013 relative to the amount of contract year 2011 written premiums earned during the first half of 2012, moderate rate level increases implemented during the January 1 renewal season and the addition of some new business.  It is important to note that the large increase in premiums earned reported for the three months ended June 30, 2013 reflects a negative $2,686,000 earned but not reported (EBNR) premium adjustment that was recorded in the second quarter of 2012 in connection with a new offshore energy and liability proportional account that Employers Mutual began participating in effective January 1, 2012. This negative EBNR premium adjustment was recorded after the completion of a more refined actuarial analysis of this new account during the second quarter of 2012. Corresponding decreases in incurred but not reported (IBNR) loss reserves and commission expense reserves were also recorded, resulting in an after-tax impact of less than $100,000.  If the EBNR premium estimate resulting from the more refined actuarial analysis had been utilized at March 31, 2012, premiums earned during the three months ended June 30, 2012 would have been approximately $3,131,000 higher, and the percentage increase reported for the three months ended June 30, 2013 would have been approximately 16.1 percentage points lower.  The increase in premiums earned reported for the six months ended June 30, 2013 is not impacted by the negative EBNR premium adjustment recorded during the second quarter of 2012. Premiums earned for the first half of 2013 reflect a reduction in the cost of the excess of loss coverage provided by Employers Mutual from 10.0 percent of total assumed reinsurance premiums written in 2012 to 9.0 percent in 2013; however, the total amount of premiums ceded to Employers Mutual for this coverage increased due to a large increase in assumed reinsurance premiums written.
Effective January 1, 2013, Church Mutual Insurance Company (Church Mutual) became a member of the Mutual Reinsurance Bureau (MRB) underwriting association.  As a result, Employers Mutual became a one-fifth participant in MRB, down from its previous one-fourth participation.  In connection with Employers Mutual’s decreased participation in MRB, the reinsurance segment recorded a $585,000 portfolio adjustment decrease in premiums written in the first quarter of 2013. This portfolio adjustment did not affect earned premium since there was a corresponding decrease in unearned premiums.  Nine percent of this amount ($53,000) was recorded as a reduction in the cost of the excess of loss coverage provided by Employers Mutual, and the reinsurance segment recognized $223,000 of negative commission allowance (commission income) to compensate for the acquisition costs incurred to generate the business ceded to Church Mutual. For the first six months of 2013, premiums earned from MRB declined 19.6 percent.

Effective January 1, 2012, MRB canceled a large pro rata account with poor experience.  As a result, the reinsurance segment recorded a $3,406,000 portfolio adjustment decrease in premiums written in the first quarter of 2012 that offset a corresponding decrease in unearned premiums.  Ten percent of this amount ($341,000) was recorded as a reduction in the cost of the excess of loss coverage provided by Employers Mutual, and the reinsurance segment recognized $1,362,000 of negative commission allowance (commission income) to compensate for the acquisition costs incurred to generate this business.

Losses and settlement expenses
Losses and settlement expenses increased 0.6 percent and 5.1 percent to $88,968,000 and $161,542,000 for the three and six months ended June 30, 2013 from $88,400,000 and $153,640,000 for the same periods in 2012.  The loss and settlement expense ratios decreased to 70.0 percent and 65.2 percent for the three and six months ended June 30, 2013 from 80.2 percent and 69.8 percent for the same periods in 2012.  The decrease in the loss and settlement expense ratios is attributed to improved rate adequacy, a moderate decline in catastrophe and storm losses, and better than expected second quarter results in the reinsurance segment. The Company continued to experience favorable development on prior years' reserves; however, the amount reported for the for the six months ended June 30, 2013 was lower than the amount reported in 2012 due to a large adverse jury decision, an increase in reserves associated with a large construction defect loss, and a reallocation of bulk reserves by accident year at year-end 2012.  The actuarial analysis of the Company’s carried reserves as of March 31, 2013 indicated that the level of reserve adequacy is consistent with other recent evaluations.  From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.
The loss and settlement expense ratios for the property and casualty insurance segment decreased to 75.7 percent and 68.3 percent for the three and six months ended June 30, 2013 from 80.4 percent and 70.9 percent for the same periods in 2012.  These decreases are primarily attributed to the increase in premium income, but also reflect a decline in catastrophe and storm losses and, for the first six months of 2013, large losses.  Catastrophe and storm losses accounted for 18.9 and 22.5 percentage points of the loss and settlement expense ratios for the three months ended June 30, 2013 and 2012, respectively, compared to the most recent 10-year average for this period of 17.9 percentage points. For the six months ended June 30, 2013 and 2012, catastrophe and storm losses accounted for 12.3 and 14.7 percentage points, respectively, of the loss and settlement expense ratios, compared to the most recent 10-year average for this period of 11.1 percentage points.  Large losses (which the Company defines as losses greater than $500,000 for the EMC Insurance Companies’ pool, excluding catastrophe losses) accounted for 6.7 and 5.0 percentage points of the loss and settlement expense ratios for the three months and six months ended June 30, 2013, compared to 7.0 and 7.2 percentage points for the same periods in 2012.  Development on prior years’ reserves declined sharply for both the three months and six months ended June 30, 2013 from the amounts reported for the same periods in 2012.  These declines are primarily attributed to a large adverse jury decision that occurred during the second quarter as well as a reallocation of bulk reserves by accident year at year-end 2012. In addition, the six months ended June 30, 2013 also reflects an increase in reserves associated with a large construction defect loss. It is important to note that development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms.
The loss and settlement expense ratios for the reinsurance segment decreased to 50.7 percent and 55.1 percent for the three and six months ended June 30, 2013 from 79.2 percent and 65.7 percent for the same periods in 2012.  The reinsurance segment benefited from a decline in catastrophe and storm losses and an increase in the amount of favorable development experienced on prior years’ reserves.  The increase in favorable development is largely attributed to the adverse development experienced during the second quarter of 2012 on the 2011 accident year.  It should be noted that the reported amount of losses and settlement expenses incurred for the three months ended June 30, 2012 includes a negative $2,239,000 IBNR loss reserve adjustment made in conjunction with the negative EBNR premium adjustment that was established for the new offshore energy and liability proportional account.  If the EBNR premium estimate resulting from the more refined actuarial analysis had been utilized at March 31, 2012, the loss and settlement expense ratio would have been approximately 0.9 percentage points lower.

Acquisition and other expenses
Acquisition and other expenses increased 10.0 percent and 11.0 percent to $40,953,000 and $81,435,000 for the three and six months ended June 30, 2013 from $37,222,000 and $73,346,000 for the same periods in 2012.  However, the acquisition expense ratios decreased to 32.2 percent and 32.9 percent for the three and six months ended June 30, 2013 from 33.7 percent and 33.4 percent for the same periods in 2012.  The decreases in the acquisition expense ratios are attributed to the increases in premium income, but were limited by higher acquisitions costs in the reinsurance segment due to a large negative commission adjustment recorded during the first quarter of 2012 in connection with the cancellation of a large MRB account.  Increases in both contingent commission and policyholder dividend expenses, both of which are reflective of the good underwriting results reported, limited the decline in the acquisition and other expense ratio for the six month period.

For the property and casualty insurance segment, the acquisition expense ratios decreased to 35.0 percent and 35.8 percent for the three and six months ended June 30, 2013 from 37.1 percent and 36.9 percent for the same periods in 2012.  These decreases are primarily attributed to the increase in premium income. However, the decrease for the six month period was somewhat limited by higher policyholder dividend expense resulting from the good underwriting results reported.
For the reinsurance segment, the acquisition expense ratios increased to 23.1 percent and 23.0 percent for the three and six months ended June 30, 2013 from 20.6 percent and 20.4 percent for the same periods in 2012.  These increases are primarily attributed to the combination of higher contingent commission expense and a $1,362,000 negative commission allowance recorded in the first quarter of 2012 in connection with the cancellation of a large MRB account.  However, a portion of this negative commission allowance was offset by the amortization of the related deferred policy acquisition cost asset, resulting in an immediate expense reduction of approximately $654,000 during the first quarter of 2012.  During the first quarter of 2013, the reinsurance segment recognized a $223,000 negative commission allowance in conjunction with the addition of Church Mutual to MRB.  A portion of this negative commission allowance was offset by the amortization of the related deferred policy acquisition cost asset, resulting in an immediate expense reduction of approximately $105,000 during the first quarter of 2013.  The increase in premium income helped limit the impact the increased expenses had on the acquisition expense ratio.  It should be noted that the reported amount of acquisition and other expenses incurred for the three months ended June 30, 2012 includes a negative $597,000 commission reserve adjustment made in conjunction with the negative EBNR premium adjustment that was established for the new energy and liability proportional account.  If the EBNR premium estimate resulting from the more refined actuarial analysis had been utilized at March 31, 2012, acquisition and other expenses incurred during the three months ended June 30, 2012 would have been higher, but the acquisition expense ratio would not have materially changed.

Investment results
Net investment income decreased 1.0 percent and 3.7 percent to $11,040,000 and $21,483,000 for the three and six months ended June 30, 2013 from $11,148,000 and $22,305,000 for the same periods in 2012.  These decreases are primarily attributed to the low interest rate environment that has persisted for the past several years. During this time period, available cash flow has been invested in fixed maturity securities with progressively lower yields, resulting in a decline in the annualized yield of the fixed maturity portfolio.  It should be noted that the declines in investment income for the three and six months ended June 30, 2013 reflect a $170,000 increase in the amount of funds received from the settlement of securities litigation.  Excluding this amount, the decrease in investment income would have been 2.5 percent and 4.4 percent for the three and six months ended June 30, 2013. The average coupon on the fixed maturity portfolio (excluding interest-only securities) was 4.26 percent at June 30, 2013, compared to 4.23 percent at December 31, 2012 and 4.43 percent at June 30, 2012.  Management is actively pursuing ways to minimize the decline in investment income without increasing overall risk, such as the implementation of the new equity strategy in 2012 that emphasizes dividend income (see discussion below).  The effective duration of the Company’s fixed maturity portfolio was 5.55 at June 30, 2013, compared to 4.20 at December 31, 2012. The recent rise in interest rates increased the duration of the portfolio by approximately 0.5 due to the expected impact on callable securities, while the remaining 0.9 increase was due to the investment of cash primarily into municipal securities.
At the end of the first quarter of 2012, management reinvested approximately $35,000,000 from the core equity portfolio and $10,000,000 of cash into a new equity portfolio with an emphasis on dividend income.  In addition to a higher dividend return, this new equity strategy is expected to carry less market volatility.  The Company’s equity security holdings produced dividend income of $1,153,000 and $2,249,000 for the three months and six months ended June 30, 2013, compared to $954,000 and $1,692,000 for the same periods in 2012.
The Company had realized investment gains of $175,000 and $2,843,000 during the three and six months ended June 30, 2013 compared to losses of $1,138,000 for the three months ended June 30, 2012 and gains of $7,780,000 for the six months ended June 30, 2012.  The Company experienced an unusually large amount of realized investment gains in the first quarter of 2012, primarily from the sale of securities from the core equity portfolio to fund the new equity portfolio that emphasizes dividend income.  “Other-than-temporary” investment impairment losses of $0 and $126,000 were recognized in the second quarters of 2013 and 2012, respectively. The impairment losses in the second quarter of 2012 were recognized on two equity securities. During the first six months of 2013, "other-than-temporary" impairment losses totaled $21,000, compared to $126,000 in the same period of 2012. The impairment losses in 2013 were recognized on one equity security, while the impairment losses in 2012 were recognized on two equity securities.

Interest and other expense
The decline in interest expense for the three and six months ended June 30, 2013 is due to a reduction in the interest rate on the Company’s outstanding surplus notes from 3.60 percent to 1.35 percent that became effective February 1, 2013.  The fluctuations in other expense for the three and six months ended June 30, 2013 compared to the same periods of 2012 are primarily attributed to changes in the foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  The reinsurance segment had a foreign currency exchange loss of $101,000 and a gain of $340,000 for the three and six months ended June 30, 2013, compared to gains of $393,000 and $373,000 for the three and six months ended June 30, 2012.

Income tax
Income tax expense increased 159.2 percent and 38.9 percent to $1,737,000 and $7,973,000 for the three and six months ended June 30, 2013 from a benefit of $2,935,000 and an expense of $5,739,000 for the same periods in 2012.  The effective tax rate for the three and six months ended June 30, 2013 was 21.9 percent and 28.0 percent compared to 53.2 percent and 25.6 percent for the same periods in 2012. It is important to note that the effective tax rate for the three months ended June 30, 2012 reflects the amount of tax benefit received relative to the amount of pre-tax loss incurred, thus an effective tax rate greater than the United States federal corporate tax rate of 35 percent is indicative of a favorable or "low" effective tax rate.  The primary contributor to the differences between these effective tax rates and the United States federal corporate tax rate of 35 percent is tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $19,786,000 and $4,820,000 during the first six months of 2013 and 2012, respectively.  The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.
The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase programs.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2013 without prior regulatory approval is approximately $38,839,000.  The Company received $7,500,000 and $8,500,000 of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $5,477,000 and $5,153,000 during the first six months of 2013 and 2012, respectively.
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

At the insurance subsidiary level, the primary sources of cash are premium income, investment income and proceeds from called or matured investments.  The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt, and investment purchases.  Cash outflows vary because of uncertainties regarding settlement dates for unpaid losses and the potential for large losses, either individually or in the aggregate.  Accordingly, the insurance subsidiaries maintain investment and reinsurance programs intended to provide adequate funds to pay claims without forced sales of investments.  In addition, the insurance subsidiaries have access to a line of credit maintained by Employers Mutual with the Federal Home Loan Bank to provide additional liquidity if needed.  The insurance subsidiaries also have the ability to borrow funds on a short-term basis (180 days) from Employers Mutual and its subsidiaries and affiliate under an Inter-Company Loan agreement.
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
The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At June 30, 2013 and December 31, 2012, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $23,433,000 and $51,318,000, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.
The majority of the Company’s assets are invested in fixed maturity securities.  These investments provide a substantial amount of investment income that supplements underwriting results and contributes to net earnings.  As these investments mature, or are called, the proceeds are reinvested at current interest rates, which may be higher or lower than those now being earned; therefore, more or less investment income may be available to contribute to net earnings.  Due to the prolonged low interest rate environment, proceeds from calls and maturities in recent years have been reinvested at lower yields, which has had a negative impact on investment income.
The Company held $865,000 and $863,000 in minority ownership interests in limited partnerships and limited liability companies at June 30, 2013 and December 31, 2012, respectively.  The Company does not hold any other unregistered securities.
The Company’s cash balance was $506,000 and $330,000 at June 30, 2013 and December 31, 2012, respectively.
During the first six months of 2013, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company’s share of Employers Mutual’s 2013 planned contributions to its pension plan and the Voluntary Employee Beneficiary Association (VEBA) trust, if made, will be approximately $4,500,000 and $1,200,000, respectively.
During the first six months of 2012, Employers Mutual contributed $1,000,000 to its qualified pension plan (the Company's share of the contribution was $306,000), and made no contribution to the postretirement benefit plans.  The Company reimbursed Employers Mutual $4,589,000 for its share of the total 2012 qualified pension plan contribution and $434,000 for its share of the total 2012 postretirement benefit plans contribution.

Capital Resources
Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at June 30, 2013.

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
The Company’s total cash and invested assets at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$961,014	$997,065	83.8%	$997,065
Equity securities available-for-sale	115,397	157,577	13.2	157,577
Cash	506	506	—	506
Short-term investments	33,922	33,922	2.9	33,922
Other long-term investments	865	865	0.1	865
	$1,111,704	$1,189,935	100.0%	$1,189,935

	December 31, 2012
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$920,844	$999,795	83.7%	$999,795
Equity securities available-for-sale	111,852	140,294	11.7	140,294
Cash	330	330	—	330
Short-term investments	53,419	53,419	4.5	53,419
Other long-term investments	863	863	0.1	863
	$1,087,308	$1,194,701	100.0%	$1,194,701

The amortized cost and estimated fair value of fixed maturity and equity securities at June 30, 2013 were as follows:

($ in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,523	$223	$134	$9,612
U.S. government-sponsored agencies	142,089	1,803	6,464	137,428
Obligations of states and political subdivisions	355,774	21,735	3,936	373,573
Commercial mortgage-backed	61,484	6,792	7	68,269
Residential mortgage-backed	88,193	1,294	1,480	88,007
Other asset-backed	9,110	1,270	—	10,380
Corporate	294,841	17,227	2,272	309,796
Total fixed maturity securities	961,014	50,344	14,293	997,065

Equity securities:
Common stocks:
Financial services	19,149	6,659	—	25,808
Information technology	11,110	5,045	35	16,120
Healthcare	14,625	6,833	—	21,458
Consumer staples	10,249	2,976	—	13,225
Consumer discretionary	11,920	8,843	—	20,763
Energy	15,584	6,152	176	21,560
Industrials	7,777	2,473	—	10,250
Other	16,651	3,206	163	19,694
Non-redeemable preferred stocks	8,332	451	84	8,699
Total equity securities	115,397	42,638	458	157,577
Total securities available-for-sale	$1,076,411	$92,982	$14,751	$1,154,642

The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual.  Effective February 1, 2013, the interest rate on the surplus notes was reduced to 1.35 percent from the previous rate of 3.60 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2018.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $216,000 and $450,000 during the first six months of 2013 and 2012, respectively.  During the first quarter of 2013, the Company’s property and casualty insurance subsidiaries paid Employers Mutual for the interest that had been accrued on the surplus notes during 2012.
As of June 30, 2013, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations
The Company recorded no “other-than-temporary” investment impairment losses during the second quarter of 2013, compared to $126,000 on two equity securities during the second quarter of 2012. For the six months ended June 30, 2013, the Company recognized "other-than-temporary" investment impairment losses totaling $21,000 on one equity security, compared to $126,000 on two equity securities during the same period of 2012.
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
At June 30, 2013, the Company had unrealized losses on available-for-sale securities as presented in the table below.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities.  Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at June 30, 2013.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $9,588,000, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of June 30, 2013.

	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. treasury	$4,683	$134	$—	$—	$4,683	$134
U.S. government-sponsored agencies	95,885	6,032	5,555	432	101,440	6,464
Obligations of states and political subdivisions	68,612	3,936	—	—	68,612	3,936
Commercial mortgage-backed	3,775	6	101	1	3,876	7
Residential mortgage-backed	43,516	1,480	—	—	43,516	1,480
Corporate	58,516	1,889	5,049	383	63,565	2,272
Total, fixed maturity securities	274,987	13,477	10,705	816	285,692	14,293
Equity securities:
Common stocks:
Information technology	1,255	35	—	—	1,255	35
Consumer Staples	30	—	—	—	30	—
Energy	3,165	176	—	—	3,165	176
Other	4,147	163	—	—	4,147	163
Non-redeemable preferred stocks	—	—	1,916	84	1,916	84
Total, equity securities	8,597	374	1,916	84	10,513	458
Total temporarily impaired securities	$283,584	$13,851	$12,621	$900	$296,205	$14,751

The Company does not purchase non-investment grade fixed maturity securities.  Any non-investment grade fixed maturity securities held are the result of rating downgrades that occurred subsequent to their purchase.  At June 30, 2013, non-investment grade fixed maturity securities held by the Company included ten securities, all of which were residential mortgage-backed securities.  All of these securities were in an unrealized gain position at June 30, 2013 except one, which had a small amount of unrealized loss.
Following is a schedule of gross realized losses recognized in the first six months of 2013 from the sale of securities and from “other-than-temporary” investment impairments.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.  This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc.

	Realized losses from sales			"Other-than- temporary" impairment losses	Total gross realized losses
($ in thousands)	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$3,990	$3,687	$303	$—	$303
Over three months to six months	4,985	4,563	422	—	422
Over six months to nine months	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—
Over twelve months	—	—	—	—	—
Subtotal, fixed maturity securities	8,975	8,250	725	—	725

Equity securities:
Three months or less	7,794	7,296	498	21	519
Over three months to six months	—	—	—	—	—
Over six months to nine months	—	—	—	—	—
Over nine months to twelve months	385	330	55	—	55
Over twelve months	—	—	—	—	—
Subtotal, equity securities	8,179	7,626	553	21	574

Total realized losses in earnings	$17,154	$15,876	$1,278	$21	$1,299

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All of these lease costs are included as expenses under the pooling agreement.  The Company’s contractual obligations as of June 30, 2013 did not change materially from those presented in the Company’s 2012 Form 10-K.
The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $998,000 and $1,016,000 have been accrued as of June 30, 2013 and December 31, 2012, respectively.  Premium tax offsets of $872,000 and $996,000, which are related to prior guarantee fund payments and current assessments, have been accrued as of June 30, 2013 and December 31, 2012, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  Estimated second-injury fund assessments of $1,560,000 and $1,579,000 have been accrued as of June 30, 2013 and December 31, 2012, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $165,000 at December 31, 2012.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $239,000 at December 31, 2012 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at June 30, 2013.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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
There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended June 30, 2013:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2 & 3)
4/1/2013 - 4/30/0213	—	$—	—	$19,490,561
5/1/2013 - 5/31/2013	—	—	—	19,490,561
6/1/2013 - 6/30/2013	7,820	26.49	—	19,490,561
Total	7,820	$26.49	—

(1)	This represents shares that were purchased in the open market during the month of June under Employers Mutual Casualty Company’s Employee Stock Purchase Plan.
Effective March 14, 2012, the Company’s Board of Directors temporarily suspended the issuance of shares of common stock under the Company’s Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”).  As a result, dividend reinvestments and optional cash purchases are not currently permitted under the Plan.  On March 29, 2013, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission registering 661,185 shares of common stock for use in the Plan, which will be available for the third quarter dividend payment.

(2)
On November 3, 2011, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program.  This program became effective immediately and does not have an expiration date.  No purchases have been made under this program.

(3)
On May 12, 2005, the Company announced that its parent company, Employers Mutual Casualty Company, had initiated a $15,000,000 stock purchase program under which Employers Mutual would purchase shares of the Company’s common stock in the open market.  This purchase program became effective immediately and does not have an expiration date; however, this program has been dormant while the Company’s repurchase programs have been in effect.  A total of $4,490,561 remains in this program.

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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2013.

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