Form 10-Q
period 2013-09-30
EMC INSURANCE GROUP INC
filed 2013-11-07
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common stock, $1.00 par value	13,172,760

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(As Audited)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $960,804,064 and $920,843,939)	$990,480,349	$999,794,857
Equity securities available-for-sale, at fair value (cost $118,448,584 and $111,851,963)	165,485,789	140,293,825
Other long-term investments	1,255,793	863,257
Short-term investments	64,570,999	53,418,914
Total investments	1,221,792,930	1,194,370,853

Cash	600,852	330,392
Reinsurance receivables due from affiliate	30,597,732	34,277,728
Prepaid reinsurance premiums due from affiliate	9,535,847	5,195,892
Deferred policy acquisition costs (affiliated $39,871,899 and $34,425,593)	39,892,340	34,425,593
Amounts due from affiliate to settle inter-company transaction balances	9,477,746	—
Prepaid pension benefits due from affiliate	679,538	1,413,104
Accrued investment income	10,348,127	9,938,714
Accounts receivable	3,013,752	2,390,955
Income taxes recoverable	—	1,588,089
Deferred income taxes	5,446,398	—
Goodwill	941,586	941,586
Other assets (affiliated $5,301,600 and $5,760,369)	5,418,414	5,836,200
Total assets	$1,337,745,262	$1,290,709,106
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(As Audited)
LIABILITIES
Losses and settlement expenses (affiliated $595,690,009 and $577,476,988)	$604,647,885	$583,096,965
Unearned premiums (affiliated $236,805,957 and $196,215,465)	236,906,305	196,215,465
Other policyholders' funds (all affiliated)	8,344,571	6,055,111
Surplus notes payable to affiliate	25,000,000	25,000,000
Amounts due affiliate to settle inter-company transaction balances	—	19,127,010
Pension and postretirement benefits payable to affiliate	32,503,795	30,714,633
Income taxes payable	394,886	—
Deferred income taxes	—	6,352,690
Other liabilities (affiliated $20,271,470 and $22,794,304)	21,952,260	22,938,068
Total liabilities	929,749,702	889,499,942
STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 13,148,361 shares in 2013 and 12,909,457 shares in 2012	13,148,361	12,909,457
Additional paid-in capital	95,179,454	89,205,881
Accumulated other comprehensive income	28,876,757	47,752,375
Retained earnings	270,790,988	251,341,451
Total stockholders' equity	407,995,560	401,209,164
Total liabilities and stockholders' equity	$1,337,745,262	$1,290,709,106
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,
	2013	2012
REVENUES
Premiums earned (affiliated $130,872,346 and $119,454,759)	$132,362,761	$121,544,787
Investment income, net	10,544,775	10,968,913
Net realized investment gains (losses), excluding impairment losses on securities available-for-sale	1,010,219	(153,553)
Total "other-than-temporary" impairment losses on securities available-for-sale	(3,010)	(22,815)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—
Net impairment losses on securities available-for-sale	(3,010)	(22,815)
Net realized investment gains (losses)	1,007,209	(176,368)
Other income (all affiliated)	194,732	224,826
Total revenues	144,109,477	132,562,158
LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $86,785,345 and $77,470,939)	88,234,688	79,324,641
Dividends to policyholders (all affiliated)	4,219,696	2,982,748
Amortization of deferred policy acquisition costs (affiliated $23,326,470 and $21,993,748)	23,670,902	22,611,202
Other underwriting expenses (affiliated $17,331,775 and $15,762,602)	17,331,775	15,761,224
Interest expense (all affiliated)	84,375	225,000
Other expense (affiliated $543,428 and $710,527)	1,003,175	906,987
Total losses and expenses	134,544,611	121,811,802
Income before income tax expense	9,564,866	10,750,356
INCOME TAX EXPENSE (BENEFIT)
Current	3,875,166	2,852,716
Deferred	(1,509,943)	(423,604)
Total income tax expense	2,365,223	2,429,112
Net income	$7,199,643	$8,321,244

Net income per common share - basic and diluted	$0.55	$0.65

Dividend per common share	$0.21	$0.20

Average number of common shares outstanding - basic and diluted	13,131,323	12,889,628
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine months ended September 30,
	2013	2012
REVENUES
Premiums earned (affiliated $374,608,620, and $336,391,841)	$380,048,293	$341,575,003
Investment income, net	32,027,852	33,274,390
Net realized investment gains (losses), excluding impairment losses on securities available-for-sale	3,873,953	7,752,488
Total "other-than-temporary" impairment losses on securities available-for-sale	(23,618)	(148,863)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—
Net impairment losses on securities available-for-sale	(23,618)	(148,863)
Net realized investment gains (losses)	3,850,335	7,603,625
Other income (all affiliated)	592,654	686,575
Total revenues	416,519,134	383,139,593
LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $244,755,781 and $228,565,383)	249,777,026	232,964,881
Dividends to policyholders (all affiliated)	8,746,728	6,894,504
Amortization of deferred policy acquisition costs (affiliated $68,176,739 and $61,021,651)	69,502,754	62,456,591
Other underwriting expenses (affiliated $48,386,837 and $45,434,704)	48,408,348	45,349,532
Interest expense (all affiliated)	300,000	675,000
Other expense (affiliated $964,551 and $1,712,742)	1,761,793	1,662,246
Total losses and expenses	378,496,649	350,002,754
Income before income tax expense	38,022,485	33,136,839
INCOME TAX EXPENSE (BENEFIT)
Current	11,973,380	8,550,202
Deferred	(1,635,291)	(381,871)
Total income tax expense	10,338,089	8,168,331
Net income	$27,684,396	$24,968,508

Net income per common share - basic and diluted	$2.12	$1.94

Dividend per common share	$0.63	$0.60

Average number of common shares outstanding - basic and diluted	13,044,351	12,884,327
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,
	2013	2012
Net income	$7,199,643	$8,321,244
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on investment securities, net of deferred income tax expense (benefit) of ($178,473) and $6,150,961	(331,452)	11,423,214
Reclassification adjustment for realized investment (gains) losses included in net income, net of income tax (expense) benefit of ($352,524) and $61,729	(654,685)	114,639
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost, net of deferred income tax expense of $191,318 and $244,506:
Net actuarial loss	470,386	540,144
Prior service credit	(115,079)	(86,061)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	355,307	454,083

Other comprehensive income (loss)	(630,830)	11,991,936

Total comprehensive income	$6,568,813	$20,313,180

	Nine months ended September 30,
	2013	2012
Net income	$27,684,396	$24,968,508
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on investment securities, net of deferred income tax expense (benefit) of ($9,390,134) and $14,089,762	(17,438,821)	26,166,703
Reclassification adjustment for realized investment (gains) losses included in net income, net of income tax (expense) benefit of ($1,347,618) and ($2,661,268)	(2,502,717)	(4,942,357)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost, net of deferred income tax expense of $573,955 and $712,490:
Net actuarial loss	1,411,158	1,581,377
Prior service credit	(345,238)	(258,184)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	1,065,920	1,323,193

Other comprehensive income (loss)	(18,875,618)	22,547,539

Total comprehensive income	$8,808,778	$47,516,047
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,684,396	$24,968,508
Adjustments to reconcile net income to net cash provided by operating activities:
Losses and settlement expenses (affiliated $18,213,021 and $1,188,617)	21,550,920	2,254,191
Unearned premiums (affiliated $40,590,492 and $31,622,415)	40,690,840	31,700,276
Other policyholders' funds due to affiliate	2,289,460	1,542,349
Amounts due to/from affiliate to settle inter-company transaction balances	(28,604,756)	(26,873,622)
Net pension and postretirement benefits payable to affiliate	4,162,603	5,327,016
Reinsurance receivables due from affiliate	3,679,996	3,292,488
Prepaid reinsurance premiums due from affiliate	(4,339,955)	3,222,174
Commissions payable (affiliated ($852,204) and $693,173)	(867,812)	655,488
Interest payable to affiliate	(600,000)	(225,000)
Deferred policy acquisition costs (affiliated ($5,446,306) and ($5,868,462))	(5,466,747)	(5,884,488)
Accrued investment income	(409,413)	(291,345)
Current income tax	2,034,839	5,134,114
Deferred income tax	(1,635,291)	(381,871)
Net realized investment gains	(3,850,335)	(7,603,625)
Other, net (affiliated ($443,910) and ($3,628,547))	509,442	(3,841,037)
Total adjustments to reconcile net income to net cash provided by operating activities	29,143,791	8,027,108
Net cash provided by operating activities	56,828,187	32,995,616
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	(199,003,742)	(184,246,071)
Disposals of fixed maturity securities available-for-sale	159,213,458	178,582,941
Purchases of equity securities available-for-sale	(33,374,027)	(75,820,766)
Disposals of equity securities available-for-sale	30,491,278	63,185,706
Purchases of other long-term investments	(644,462)	—
Disposals of other long-term investments	154,050	4,872
Net (purchases) disposals of short-term investments	(11,152,085)	(7,412,448)
Net cash used in investing activities	(54,315,530)	(25,705,766)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	5,940,798	306,431
Excess tax benefit associated with affiliate’s stock plans	51,864	(2,190)
Dividends paid to stockholders (affiliated ($4,944,147) and ($4,708,710))	(8,234,859)	(7,731,673)
Net cash used in financing activities	(2,242,197)	(7,427,432)
NET INCREASE (DECREASE) IN CASH	270,460	(137,582)
Cash at the beginning of the year	330,392	255,042
Cash at the end of the quarter	$600,852	$117,460
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
The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three and nine months ended September 30, 2013 and 2012 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where all amounts resulting from transactions associated with the pooling, quota share and excess of loss reinsurance agreements with Employers Mutual are reported as “affiliated” balances.

	Three months ended September 30, 2013
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$117,720,152	$—	$117,720,152
Assumed from nonaffiliates	944,875	43,471,524	44,416,399
Assumed from affiliates	128,563,830	—	128,563,830
Ceded to nonaffiliates	(7,324,038)	(5,163,102)	(12,487,140)
Ceded to affiliates	(117,720,152)	(3,447,758)	(121,167,910)
Net premiums written	$122,184,667	$34,860,664	$157,045,331

Premiums earned
Direct	$91,944,592	$—	$91,944,592
Assumed from nonaffiliates	814,371	40,219,145	41,033,516
Assumed from affiliates	105,134,223	—	105,134,223
Ceded to nonaffiliates	(5,863,560)	(4,493,660)	(10,357,220)
Ceded to affiliates	(91,944,592)	(3,447,758)	(95,392,350)
Net premiums earned	$100,085,034	$32,277,727	$132,362,761

Losses and settlement expenses incurred
Direct	$50,704,138	$—	$50,704,138
Assumed from nonaffiliates	1,034,219	24,363,653	25,397,872
Assumed from affiliates	64,167,971	295,530	64,463,501
Ceded to nonaffiliates	435,980	(2,030,749)	(1,594,769)
Ceded to affiliates	(50,704,138)	(31,916)	(50,736,054)
Net losses and settlement expenses incurred	$65,638,170	$22,596,518	$88,234,688

	Three months ended September 30, 2012
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$107,128,385	$—	$107,128,385
Assumed from nonaffiliates	667,712	42,867,793	43,535,505
Assumed from affiliates	118,248,220	—	118,248,220
Ceded to nonaffiliates	(7,055,681)	(508,871)	(7,564,552)
Ceded to affiliates	(107,128,385)	(4,235,892)	(111,364,277)
Net premiums written	$111,860,251	$38,123,030	$149,983,281

Premiums earned
Direct	$84,547,817	$—	$84,547,817
Assumed from nonaffiliates	578,239	36,033,984	36,612,223
Assumed from affiliates	96,432,201	—	96,432,201
Ceded to nonaffiliates	(5,950,717)	(1,313,028)	(7,263,745)
Ceded to affiliates	(84,547,817)	(4,235,892)	(88,783,709)
Net premiums earned	$91,059,723	$30,485,064	$121,544,787

Losses and settlement expenses incurred
Direct	$43,128,073	$—	$43,128,073
Assumed from nonaffiliates	518,821	24,086,891	24,605,712
Assumed from affiliates	56,806,810	231,755	57,038,565
Ceded to nonaffiliates	(1,165,115)	(1,338,008)	(2,503,123)
Ceded to affiliates	(43,128,073)	183,487	(42,944,586)
Net losses and settlement expenses incurred	$56,160,516	$23,164,125	$79,324,641

	Nine months ended September 30, 2013
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$296,466,548	$—	$296,466,548
Assumed from nonaffiliates	2,439,690	117,181,042	119,620,732
Assumed from affiliates	338,105,330	—	338,105,330
Ceded to nonaffiliates	(18,320,191)	(14,911,978)	(33,232,169)
Ceded to affiliates	(296,466,548)	(9,204,216)	(305,670,764)
Net premiums written	$322,224,829	$93,064,848	$415,289,677

Premiums earned
Direct	$267,579,105	$—	$267,579,105
Assumed from nonaffiliates	2,238,510	110,406,285	112,644,795
Assumed from affiliates	305,499,927	—	305,499,927
Ceded to nonaffiliates	(17,131,498)	(11,760,715)	(28,892,213)
Ceded to affiliates	(267,579,105)	(9,204,216)	(276,783,321)
Net premiums earned	$290,606,939	$89,441,354	$380,048,293

Losses and settlement expenses incurred
Direct	$171,774,612	$—	$171,774,612
Assumed from nonaffiliates	1,461,512	60,062,425	61,523,937
Assumed from affiliates	197,525,409	730,641	198,256,050
Ceded to nonaffiliates	(3,300,434)	(5,657,776)	(8,958,210)
Ceded to affiliates	(171,774,612)	(1,044,751)	(172,819,363)
Net losses and settlement expenses incurred	$195,686,487	$54,090,539	$249,777,026

	Nine months ended September 30, 2012
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$272,372,079	$—	$272,372,079
Assumed from nonaffiliates	1,655,504	92,513,300	94,168,804
Assumed from affiliates	309,781,430	—	309,781,430
Ceded to nonaffiliates	(17,170,688)	(1,394,989)	(18,565,677)
Ceded to affiliates	(272,372,079)	(9,111,831)	(281,483,910)
Net premiums written	$294,266,246	$82,006,480	$376,272,726

Premiums earned
Direct	$242,803,733	$—	$242,803,733
Assumed from nonaffiliates	1,537,248	91,395,310	92,932,558
Assumed from affiliates	279,542,128	—	279,542,128
Ceded to nonaffiliates	(17,162,978)	(4,624,874)	(21,787,852)
Ceded to affiliates	(242,803,733)	(9,111,831)	(251,915,564)
Net premiums earned	$263,916,398	$77,658,605	$341,575,003

Losses and settlement expenses incurred
Direct	$144,326,923	$—	$144,326,923
Assumed from nonaffiliates	1,225,178	57,923,059	59,148,237
Assumed from affiliates	182,457,292	651,939	183,109,231
Ceded to nonaffiliates	(4,883,317)	(4,943,552)	(9,826,869)
Ceded to affiliates	(144,326,923)	534,282	(143,792,641)
Net losses and settlement expenses incurred	$178,799,153	$54,165,728	$232,964,881

Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

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

•
“Ceded to affiliates” for the property and casualty insurance subsidiaries represents the cession of their direct business to Employers Mutual under the terms of the pooling agreement.  For the reinsurance subsidiary, this line represents amounts ceded to Employers Mutual under the terms of the excess of loss reinsurance agreement.

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
Summarized financial information for the Company’s segments is as follows:

Three months ended September 30, 2013	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$100,085,034	$32,277,727	$—	$132,362,761

Underwriting profit (loss)	(3,944,842)	2,850,542	—	(1,094,300)
Net investment income (loss)	7,676,989	2,869,612	(1,826)	10,544,775
Realized investment gains (losses)	719,522	287,687	—	1,007,209
Other income	194,732	—	—	194,732
Interest expense	84,375	—	—	84,375
Other expenses	161,966	557,933	283,276	1,003,175
Income (loss) before income tax expense (benefit)	$4,400,060	$5,449,908	$(285,102)	$9,564,866

Three months ended September 30, 2012	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$91,059,723	$30,485,064	$—	$121,544,787

Underwriting profit (loss)	1,155,505	(290,533)	—	864,972
Net investment income (loss)	8,000,165	2,970,731	(1,983)	10,968,913
Realized investment gains (losses)	(82,254)	(94,114)	—	(176,368)
Other income	224,485	341	—	224,826
Interest expense	225,000	—	—	225,000
Other expenses	211,601	469,379	226,007	906,987
Income (loss) before income tax expense (benefit)	$8,861,300	$2,117,046	$(227,990)	$10,750,356

Nine months ended September 30, 2013	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$290,606,939	$89,441,354	$—	$380,048,293

Underwriting profit (loss)	(11,752,951)	15,366,388	—	3,613,437
Net investment income (loss)	23,422,804	8,612,316	(7,268)	32,027,852
Realized investment gains (losses)	3,068,625	781,710	—	3,850,335
Other income	592,654	—	—	592,654
Interest expense	300,000	—	—	300,000
Other expenses	553,165	217,646	990,982	1,761,793
Income (loss) before income tax expense (benefit)	$14,477,967	$24,542,768	$(998,250)	$38,022,485

Assets	$959,794,148	$372,430,306	$408,158,560	$1,740,383,014
Eliminations	—	—	(396,295,674)	(396,295,674)
Reclassifications	(5,291,178)	(701,513)	(349,387)	(6,342,078)
Net assets	$954,502,970	$371,728,793	$11,513,499	$1,337,745,262

Nine months ended September 30, 2012	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$263,916,398	$77,658,605	$—	$341,575,003

Underwriting profit (loss)	(12,335,954)	6,245,449	—	(6,090,505)
Net investment income (loss)	24,314,494	8,965,935	(6,039)	33,274,390
Realized investment gains (losses)	7,069,647	533,978	—	7,603,625
Other income	686,234	341	—	686,575
Interest expense	675,000	—	—	675,000
Other expenses	609,041	96,829	956,376	1,662,246
Income (loss) before income tax expense (benefit)	$18,450,380	$15,648,874	$(962,415)	$33,136,839

Year ended December 31, 2012
Assets	$934,876,596	$350,867,500	$401,319,530	$1,687,063,626
Eliminations	—	—	(396,288,097)	(396,288,097)
Reclassifications	—	—	(66,423)	(66,423)
Net assets	$934,876,596	$350,867,500	$4,965,010	$1,290,709,106

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three and nine months ended September 30, 2013 and 2012, by line of insurance.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Property and casualty insurance segment
Commercial lines:
Automobile	$22,254,403	$19,376,448	$63,475,114	$56,285,845
Property	22,337,108	19,759,640	64,147,627	56,847,261
Workers' compensation	20,784,052	19,145,924	61,337,806	55,871,081
Liability	20,066,260	17,810,692	57,700,835	50,780,868
Other	1,897,507	1,920,852	5,604,007	5,686,321
Total commercial lines	87,339,330	78,013,556	252,265,389	225,471,376

Personal lines:
Automobile	6,875,623	7,196,251	20,715,002	21,290,619
Property	5,687,566	5,686,938	17,103,351	16,689,890
Liability	182,515	162,978	523,197	464,513
Total personal lines	12,745,704	13,046,167	38,341,550	38,445,022
Total property and casualty insurance	$100,085,034	$91,059,723	$290,606,939	$263,916,398

Reinsurance segment
Pro rata reinsurance:
Property and liability	$823,719	$2,135,062	$4,336,189	$5,697,204
Property	5,862,717	6,872,183	14,134,360	13,639,815
Crop	612,042	780,496	1,558,449	1,253,055
Liability	1,431,515	314,036	2,949,470	953,412
Marine/Aviation	4,444,229	1,619,137	10,400,906	4,021,453
Total pro rata reinsurance	13,174,222	11,720,914	33,379,374	25,564,939

Excess of loss reinsurance:
Property	16,509,055	15,939,014	47,957,571	43,253,472
Liability	2,594,450	2,824,723	8,104,353	8,831,624
Surety	—	413	56	8,570
Total excess of loss reinsurance	19,103,505	18,764,150	56,061,980	52,093,666
Total reinsurance	$32,277,727	$30,485,064	$89,441,354	$77,658,605

Consolidated	$132,362,761	$121,544,787	$380,048,293	$341,575,003

5.	INCOME TAXES
The actual income tax expense for the three and nine months ended September 30, 2013 and 2012 differed from the “expected” income tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Computed "expected" income tax expense	$3,347,703	$3,762,626	$13,307,870	$11,597,894
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(961,018)	(1,099,319)	(2,897,168)	(3,380,796)
Dividends received deduction	(220,365)	(211,218)	(637,405)	(497,663)
Proration of tax-exempt interest and dividends received deduction	187,734	196,581	540,713	581,769
Other, net	11,169	(219,558)	24,079	(132,873)
Income tax expense	$2,365,223	$2,429,112	$10,338,089	$8,168,331

The Company had no provision for uncertain income tax positions at September 30, 2013 or December 31, 2012.  The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during the three or nine months ended September 30, 2013 or 2012.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.
The Company files a U.S. federal income tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2010.  The Company’s 2011 income tax return has been audited and no adjustments were proposed.

6.	EMPLOYEE RETIREMENT PLANS
The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Pension plans:
Service cost	$3,303,199	$3,070,032	$9,909,597	$9,289,516
Interest cost	1,914,009	2,200,255	5,742,028	6,614,093
Expected return on plan assets	(4,287,616)	(3,731,362)	(12,862,847)	(11,194,084)
Amortization of net actuarial loss	1,490,590	1,692,028	4,471,771	5,106,432
Amortization of prior service cost	12,582	72,788	37,747	218,364
Net periodic pension benefit cost	$2,432,764	$3,303,741	$7,298,296	$10,034,321

Postretirement benefit plans:
Service cost	$1,574,979	$1,537,530	$4,724,937	$4,612,590
Interest cost	1,542,971	1,634,209	4,628,913	4,902,629
Expected return on plan assets	(907,750)	(804,794)	(2,723,250)	(2,414,382)
Amortization of net actuarial loss	923,505	1,002,154	2,770,515	3,006,462
Amortization of prior service credit	(622,781)	(532,814)	(1,868,343)	(1,598,442)
Net periodic postretirement benefit cost	$2,510,924	$2,836,285	$7,532,772	$8,508,857

Net periodic pension benefit cost allocated to the Company amounted to $753,329 and $1,016,552 for the three months and $2,259,987 and $3,086,582 for the nine months ended September 30, 2013 and 2012, respectively.  Net periodic postretirement benefit cost allocated to the Company amounted to $727,946 and $821,794 for the three months and $2,183,838 and $2,465,388 for the nine months ended September 30, 2013 and 2012, respectively.
The Company’s share of Employers Mutual’s 2013 planned contributions to the pension plan and the Voluntary Employee Beneficiary Association (VEBA) trust, if made, will be approximately $4,500,000 and $150,000, respectively.

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
The 2003 Plan permits the issuance of incentive stock options only, while the 2007 Plan permits the issuance of performance shares, performance units, and other stock-based awards, in addition to qualified (incentive) and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units.  Both plans provide for a ten-year time limit for granting awards.  No additional options will be granted under the 2003 Plan now that Employers Mutual is utilizing the 2007 Plan.  Options granted under the plans generally have a vesting period of five years, with options becoming exercisable in equal annual cumulative increments commencing on the first anniversary of the option grant.  Option prices cannot be less than the fair value of the common stock on the date of grant. During the first nine months of 2013, 57,720 shares of restricted stock were granted under the 2007 Plan to eligible participants, with a vesting period of four years.
The Senior Executive Compensation and Stock Option Committee (the “Committee”) of Employers Mutual’s Board of Directors (the “Board”) grants the awards and is the administrator of the plans.  The Company’s Compensation Committee must consider and approve all awards granted to the Company’s executive officers.
The Company recognized compensation expense from these plans of $77,612 ($50,448 net of tax) and $53,231 ($36,919 net of tax) for the three months and $219,815 ($144,487 net of tax) and $176,470 ($129,936 net of tax) for the nine months ended September 30, 2013 and 2012, respectively.  During the first nine months of 2013, 288,340 options were exercised under the plans at a weighted average exercise price of $20.92.

Stock Appreciation Rights (SAR) agreement
No compensation expense was recognized during the three or nine months ended September 30, 2013 and 2012 related to a separate stock appreciation rights agreement that is accounted for as a liability-classified award, because the fair value of the award did not exceed the floor amount contained in the agreement.

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
The 2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan is no longer active.   All outstanding options granted under this plan expired in May, 2013, and no further options can be granted due to the expiration of the term of the plan.  On April 26, 2013, a total of 148,204 shares reserved for issuance under this Plan were deregistered.

8.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

	Carrying amount	Estimated fair value
September 30, 2013
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,557,620	$9,557,620
U.S. government-sponsored agencies	138,467,020	138,467,020
Obligations of states and political subdivisions	355,260,923	355,260,923
Commercial mortgage-backed	64,185,760	64,185,760
Residential mortgage-backed	96,885,430	96,885,430
Other asset-backed	12,679,116	12,679,116
Corporate	313,444,480	313,444,480
Total fixed maturity securities available-for-sale	990,480,349	990,480,349

Equity securities available-for-sale:
Common stocks:
Financial services	28,019,733	28,019,733
Information technology	17,391,405	17,391,405
Healthcare	22,397,878	22,397,878
Consumer staples	13,848,943	13,848,943
Consumer discretionary	22,247,704	22,247,704
Energy	20,322,431	20,322,431
Industrials	13,026,063	13,026,063
Other	17,793,092	17,793,092
Non-redeemable preferred stocks	10,438,540	10,438,540
Total equity securities available-for-sale	165,485,789	165,485,789

Short-term investments	64,570,999	64,570,999

Liabilities:
Surplus notes	25,000,000	9,936,031

	Carrying amount	Estimated fair value
December 31, 2012
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$4,984,902	$4,984,902
U.S. government-sponsored agencies	162,442,630	162,442,630
Obligations of states and political subdivisions	370,962,114	370,962,114
Commercial mortgage-backed	80,349,182	80,349,182
Residential mortgage-backed	47,789,604	47,789,604
Other asset-backed	11,286,848	11,286,848
Corporate	321,979,577	321,979,577
Total fixed maturity securities available-for-sale	999,794,857	999,794,857

Equity securities available-for-sale:
Common stocks:
Financial services	18,093,388	18,093,388
Information technology	16,925,764	16,925,764
Healthcare	19,023,849	19,023,849
Consumer staples	13,609,527	13,609,527
Consumer discretionary	17,090,547	17,090,547
Energy	19,430,330	19,430,330
Industrials	8,574,816	8,574,816
Other	18,681,440	18,681,440
Non-redeemable preferred stocks	8,864,164	8,864,164
Total equity securities available-for-sale	140,293,825	140,293,825

Short-term investments	53,418,914	53,418,914

Liabilities:
Surplus notes	25,000,000	18,835,954

The estimated fair values of fixed maturity and equity securities are based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.
Short-term investments generally include money market funds, U.S. Treasury bills and commercial paper.  Short-term investments are carried at fair values, which approximates cost, due to the highly liquid nature of the securities.   Short-term securities are classified as Level 1 fair value measurements when the fair values can be validated by recent trades.  When recent trades are not available, fair values are deemed to be the cost basis and the securities are classified as Level 2 fair value measurements.
The estimated fair value of the surplus notes is derived by discounting future expected cash flows at a rate deemed appropriate.  The discount rate was set at the average of current yields-to-maturity on several insurance company surplus notes that are traded in observable markets, adjusted upward by 50 basis points to reflect illiquidity and perceived risk premium differences. Other assumptions include a 25-year term (the surplus notes have no stated maturity date) and an interest rate that continues at the current 1.35 percent interest rate (3.60 percent at December 31, 2012). The rate is typically adjusted every five years and is based upon the then-current Federal Home Loan Bank borrowing rate for 5-year funds available to Employers Mutual.

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

The Company uses an independent pricing source to obtain the estimated fair values of a majority of its securities, subject to an internal validation.  The fair values are based on quoted market prices, where available.  This is typically the case for equity securities and money market funds, which are accordingly classified as Level 1 fair value measurements.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  Fixed maturity securities and various short-term investments in the Company’s portfolio may not trade on a daily basis; however, observable inputs are utilized in their valuations, and these securities are therefore classified as Level 2 fair value measurements.  Following is a brief description of the various pricing techniques used by the independent pricing source for different asset classes.

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At September 30, 2013 and December 31, 2012, the Company did not hold any fixed maturity securities that were priced solely from broker quotes.
A small number of the Company’s securities are not priced by the independent pricing service.  One is an equity security that is reported as a Level 3 fair value measurement at September 30, 2013 and December 31, 2012, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements, typically performed during the second quarter.  The other securities not priced by the Company’s independent pricing service at September 30, 2013 include six fixed maturity securities (three at December 31, 2012). One of these fixed maturity securities is a corporate security that is not publicly traded and is classified as a Level 3 fair value measurement. The fair value for this security was estimated using cash flow analysis that utilizes a credit spread relative to the U. S. Treasury curve. The other fixed maturity securities are classified as Level 2 fair value measurements.  The fair values for most of these fixed maturity securities were obtained from other independent pricing services, primarily through the Company's investment custodian, which utilize similar pricing techniques as the Company’s independent pricing service. The remaining security was purchased at the end of the quarter and that security's purchase price was used as the fair value measurement.

Presented in the table below are the estimated fair values of the Company’s financial instruments as of September 30, 2013 and December 31, 2012.

		Fair value measurements using
September 30, 2013	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,557,620	$—	$9,557,620	$—
U.S. government-sponsored agencies	138,467,020	—	138,467,020	—
Obligations of states and political subdivisions	355,260,923	—	355,260,923	—
Commercial mortgage-backed	64,185,760	—	64,185,760	—
Residential mortgage-backed	96,885,430	—	96,885,430	—
Other asset-backed	12,679,116	—	12,679,116	—
Corporate	313,444,480	—	312,492,285	952,195
Total fixed maturity securities available-for-sale	990,480,349	—	989,528,154	952,195

Equity securities available-for-sale:
Common stocks:
Financial services	28,019,733	28,017,126	—	2,607
Information technology	17,391,405	17,391,405	—	—
Healthcare	22,397,878	22,397,878	—	—
Consumer staples	13,848,943	13,848,943	—	—
Consumer discretionary	22,247,704	22,247,704	—	—
Energy	20,322,431	20,322,431	—	—
Industrials	13,026,063	13,026,063	—	—
Other	17,793,092	17,793,092	—	—
Non-redeemable preferred stocks	10,438,540	10,438,540	—	—
Total equity securities available-for-sale	165,485,789	165,483,182	—	2,607

Short-term investments	64,570,999	60,291,904	4,279,095	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	9,936,031	—	—	9,936,031

		Fair value measurements using
December 31, 2012	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$4,984,902	$—	$4,984,902	$—
U.S. government-sponsored agencies	162,442,630	—	162,442,630	—
Obligations of states and political subdivisions	370,962,114	—	370,962,114	—
Commercial mortgage-backed	80,349,182	—	80,349,182	—
Residential mortgage-backed	47,789,604	—	47,789,604	—
Other asset-backed	11,286,848	—	11,286,848	—
Corporate	321,979,577	—	321,979,577	—
Total fixed maturity securities available-for-sale	999,794,857	—	999,794,857	—

Equity securities available-for-sale:
Common stocks:
Financial services	18,093,388	18,090,987	—	2,401
Information technology	16,925,764	16,925,764	—	—
Healthcare	19,023,849	19,023,849	—	—
Consumer staples	13,609,527	13,609,527	—	—
Consumer discretionary	17,090,547	17,090,547	—	—
Energy	19,430,330	19,430,330	—	—
Industrials	8,574,816	8,574,816	—	—
Other	18,681,440	18,681,440	—	—
Non-redeemable preferred stocks	8,864,164	8,864,164	—	—
Total equity securities available-for-sale	140,293,825	140,291,424	—	2,401

Short-term investments	53,418,914	42,062,664	11,356,250	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	18,835,954	—	—	18,835,954

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2013 and 2012.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities are reported as realized investment gains or losses in net income.

	Fair value measurements using significant unobservable inputs (Level 3)
Three months ended September 30, 2013	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Beginning balance	$948,290	$2,607	$950,897
Settlement (amortization of premium through investment income)	(455)	—	(455)
Unrealized gains included in other comprehensive income	4,360	—	4,360
Balance at September 30, 2013	$952,195	$2,607	$954,802

Nine months ended September 30, 2013
Beginning balance	$—	$2,401	$2,401
Purchases	948,290	—	948,290
Settlement (amortization of premium through investment income)	(455)	—	(455)
Unrealized gains included in other comprehensive income	4,360	206	4,566
Balance at September 30, 2013	$952,195	$2,607	$954,802

	Fair value measurements using significant unobservable inputs (Level 3)
Three months ended September 30, 2012	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Beginning balance	$—	$2,401	$2,401
Unrealized gains included in other comprehensive income	—	—	—
Balance at September 30, 2012	$—	$2,401	$2,401

Nine months ended September 30, 2012
Beginning balance	$—	$2,250	$2,250
Unrealized gains included in other comprehensive income	—	151	151
Balance at September 30, 2012	$—	$2,401	$2,401

There were no transfers into or out of Levels 1 or 2 during the three or nine months ended September 30, 2013 or 2012.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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
The amortized cost and estimated fair value of securities available-for-sale as of September 30, 2013 and December 31, 2012 are as follows.  All securities are classified as available-for-sale and are carried at fair value.

September 30, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,531,254	$214,292	$187,926	$9,557,620
U.S. government-sponsored agencies	144,955,495	1,548,635	8,037,110	138,467,020
Obligations of states and political subdivisions	341,339,428	18,103,554	4,182,059	355,260,923
Commercial mortgage-backed	57,780,949	6,407,168	2,357	64,185,760
Residential mortgage-backed	97,757,843	1,326,156	2,198,569	96,885,430
Other asset-backed	11,469,906	1,209,210	—	12,679,116
Corporate	297,969,189	17,768,115	2,292,824	313,444,480
Total fixed maturity securities	960,804,064	46,577,130	16,900,845	990,480,349

Equity securities:
Common stocks:
Financial services	20,702,786	7,402,292	85,345	28,019,733
Information technology	12,031,896	5,391,369	31,860	17,391,405
Healthcare	14,233,577	8,164,301	—	22,397,878
Consumer staples	10,625,249	3,223,874	180	13,848,943
Consumer discretionary	11,919,702	10,345,614	17,612	22,247,704
Energy	15,009,818	5,585,092	272,479	20,322,431
Industrials	9,268,955	3,764,217	7,109	13,026,063
Other	14,074,163	3,775,665	56,736	17,793,092
Non-redeemable preferred stocks	10,582,438	255,200	399,098	10,438,540
Total equity securities	118,448,584	47,907,624	870,419	165,485,789
Total securities available-for-sale	$1,079,252,648	$94,484,754	$17,771,264	$1,155,966,138

December 31, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,697,762	$287,140	$—	$4,984,902
U.S. government-sponsored agencies	159,548,303	3,228,302	333,975	162,442,630
Obligations of states and political subdivisions	335,188,220	35,776,373	2,479	370,962,114
Commercial mortgage-backed	69,952,036	10,412,989	15,843	80,349,182
Residential mortgage-backed	46,286,598	1,777,113	274,107	47,789,604
Other asset-backed	9,720,662	1,566,186	—	11,286,848
Corporate	295,450,358	26,774,604	245,385	321,979,577
Total fixed maturity securities	920,843,939	79,822,707	871,789	999,794,857

Equity securities:
Common stocks:
Financial services	14,496,766	3,630,544	33,922	18,093,388
Information technology	12,331,378	4,722,076	127,690	16,925,764
Healthcare	14,823,967	4,199,882	—	19,023,849
Consumer staples	12,019,892	1,593,039	3,404	13,609,527
Consumer discretionary	10,829,547	6,261,000	—	17,090,547
Energy	14,629,926	4,800,404	—	19,430,330
Industrials	7,638,633	936,183	—	8,574,816
Other	16,749,417	2,215,172	283,149	18,681,440
Non-redeemable preferred stocks	8,332,437	647,727	116,000	8,864,164
Total equity securities	111,851,963	29,006,027	564,165	140,293,825
Total securities available-for-sale	$1,032,695,902	$108,828,734	$1,435,954	$1,140,088,682

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of September 30, 2013 and December 31, 2012, listed by length of time the securities were in an unrealized loss position.

September 30, 2013	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. treasury	$4,633,205	$187,926	$—	$—	$4,633,205	$187,926
U.S. government-sponsored agencies	94,003,751	7,529,486	5,480,724	507,624	99,484,475	8,037,110
Obligations of states and political subdivisions	69,172,304	4,182,059	—	—	69,172,304	4,182,059
Commercial mortgage-backed	3,795,328	2,357	—	—	3,795,328	2,357
Residential mortgage-backed	49,921,645	2,198,569	—	—	49,921,645	2,198,569
Corporate	48,612,948	1,967,100	6,866,033	325,724	55,478,981	2,292,824
Total, fixed maturity securities	270,139,181	16,067,497	12,346,757	833,348	282,485,938	16,900,845
Equity securities:
Common stocks:
Financial services	2,760,661	85,345	—	—	2,760,661	85,345
Information technology	1,066,572	31,860	—	—	1,066,572	31,860
Consumer staples	150,835	180	—	—	150,835	180
Consumer discretionary	242,312	17,612	—	—	242,312	17,612
Energy	3,209,255	272,479	—	—	3,209,255	272,479
Industrials	610,844	7,109	—	—	610,844	7,109
Other	1,520,476	56,736	—	—	1,520,476	56,736
Non-redeemable preferred stocks	3,966,300	116,138	1,717,040	282,960	5,683,340	399,098
Total, equity securities	13,527,255	587,459	1,717,040	282,960	15,244,295	870,419
Total temporarily impaired securities	$283,666,436	$16,654,956	$14,063,797	$1,116,308	$297,730,233	$17,771,264

December 31, 2012	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$33,950,271	$333,975	$—	$—	$33,950,271	$333,975
Obligations of states and political subdivisions	3,234,180	2,479	—	—	3,234,180	2,479
Commercial mortgage-backed	3,773,043	15,843	—	—	3,773,043	15,843
Residential mortgage-backed	5,303,741	274,107	—	—	5,303,741	274,107
Corporate	17,567,579	245,385	—	—	17,567,579	245,385
Total, fixed maturity securities	63,828,814	871,789	—	—	63,828,814	871,789
Equity securities:
Common stocks:
Financial services	881,580	33,922	—	—	881,580	33,922
Information technology	1,435,122	127,690	—	—	1,435,122	127,690
Consumer staples	90,080	3,404	—	—	90,080	3,404
Other	2,403,683	283,149	—	—	2,403,683	283,149
Non-redeemable preferred stocks	—	—	1,884,000	116,000	1,884,000	116,000
Total, equity securities	4,810,465	448,165	1,884,000	116,000	6,694,465	564,165
Total temporarily impaired securities	$68,639,279	$1,319,954	$1,884,000	$116,000	$70,523,279	$1,435,954

Unrealized losses on fixed maturity securities increased in nearly every asset class at September 30, 2013 due to the rise in interest rates during 2013.  Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at September 30, 2013.
No particular sector or individual security accounted for a material amount of unrealized losses on common stocks at September 30, 2013.  The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at September 30, 2013.
All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at September 30, 2013.

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2013, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Securities available-for-sale:
Due in one year or less	$3,682,036	$3,745,814
Due after one year through five years	181,818,898	191,773,935
Due after five years through ten years	144,969,430	153,041,671
Due after ten years	474,794,908	480,847,739
Mortgage-backed securities	155,538,792	161,071,190
Totals	$960,804,064	$990,480,349

A summary of realized investment gains and (losses) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Fixed maturity securities available-for-sale:
Gross realized investment gains	$43,955	$134,537	$861,528	$643,044
Gross realized investment losses	—	—	(725,062)	—

Equity securities available-for-sale:
Gross realized investment gains	968,255	377,701	4,292,465	9,332,119
Gross realized investment losses	(1,991)	(665,791)	(554,978)	(2,222,675)
"Other-than-temporary" impairments	(3,010)	(22,815)	(23,618)	(148,863)
Totals	$1,007,209	$(176,368)	$3,850,335	$7,603,625

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The amount reported as “other-than-temporary” impairments for both the three and nine months ended September 30, 2013 does not include any individually significant items.
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
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $165,362 at December 31, 2012.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $239,486 at December 31, 2012 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at September 30, 2013.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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

	Accumulated other comprehensive income by component (1)
	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations	Total
Balance at December 31, 2012	$69,805,305	$(22,052,930)	$47,752,375
Other comprehensive income (loss) before reclassifications	(17,438,821)	—	(17,438,821)
Amounts reclassified from accumulated other comprehensive income	(2,502,717)	1,065,920	(1,436,797)
Other comprehensive income (loss)	(19,941,538)	1,065,920	(18,875,618)
Balance at September 30, 2013	$49,863,767	$(20,987,010)	$28,876,757

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table displays amounts reclassified out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2013.

	Amounts reclassified from accumulated other comprehensive income (loss) (1)
Accumulated other comprehensive income (loss) components	Three months ended September 30, 2013	Nine months ended September 30, 2013	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for realized investment gains included in net income	$1,007,209	$3,850,335	Net realized investment gains (losses)
Deferred income tax expense	(352,524)	(1,347,618)	Income tax (expense) benefit, current
Net reclassification adjustment	654,685	2,502,717

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost:
Net actuarial loss	(723,670)	(2,171,010)	(2)
Prior service credit	177,045	531,135	(2)
Total before tax	(546,625)	(1,639,875)
Deferred income tax expense	191,318	573,955	Income tax (expense) benefit, current
Net reclassification adjustment	(355,307)	(1,065,920)

Total reclassification adjustment	$299,378	$1,436,797

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
(Unaudited)
($ in thousands, except per share amounts)

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
Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 76 percent of consolidated premiums earned during the first nine months of 2013.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.
Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 24 percent of consolidated premiums earned during the first nine months of 2013.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.

The terms of the excess of loss reinsurance agreement have been revised for fiscal year 2013.  Effective January 1, 2013, EMC Reinsurance Company continues to retain the first $4,000 of losses per event, but also retains 20.0 percent of any losses between $4,000 and $10,000 and 10.0 percent of any losses between $10,000 and $50,000 associated with any event.  In connection with the change in the amount of losses retained per event, the cost of the excess of loss coverage decreased from 10.0 percent of total assumed reinsurance premiums written to 9.0 percent of total assumed reinsurance premiums written.

CRITICAL ACCOUNTING POLICIES
The accounting policies considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2012 Form 10-K.

RESULTS OF OPERATIONS
Results of operations by segment and on a consolidated basis for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Property and casualty insurance
Premiums earned	$100,085	$91,059	$290,607	$263,916
Losses and settlement expenses	65,638	56,160	195,686	178,799
Acquisition and other expenses	38,392	33,743	106,673	97,453
Underwriting profit (loss)	$(3,945)	$1,156	$(11,752)	$(12,336)

Loss and settlement expense ratio	65.6%	61.7%	67.3%	67.7%
Acquisition expense ratio	38.3%	37.0%	36.7%	37.0%
Combined ratio	103.9%	98.7%	104.0%	104.7%

Losses and settlement expenses:
Insured events of current year	$67,792	$57,424	$199,623	$195,027
Decrease in provision for insured events of prior years	(2,154)	(1,264)	(3,937)	(16,228)

Total losses and settlement expenses	$65,638	$56,160	$195,686	$178,799

Catastrophe and storm losses	$11,247	$6,167	$34,601	$31,494

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Reinsurance
Premiums earned	$32,277	$30,486	$89,441	$77,659
Losses and settlement expenses	22,597	23,165	54,091	54,166
Acquisition and other expenses	6,831	7,612	19,985	17,248
Underwriting profit (loss)	$2,849	$(291)	$15,365	$6,245

Loss and settlement expense ratio	70.0%	76.0%	60.5%	69.7%
Acquisition expense ratio	21.2%	25.0%	22.3%	22.3%
Combined ratio	91.2%	101.0%	82.8%	92.0%

Losses and settlement expenses:
Insured events of current year	$21,752	$30,230	$57,782	$63,929
Increase (decrease) in provision for insured events of prior years	845	(7,065)	(3,691)	(9,763)

Total losses and settlement expenses	$22,597	$23,165	$54,091	$54,166

Catastrophe and storm losses	$3,819	$4,657	$7,211	$13,880

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Consolidated
Premiums earned	$132,362	$121,545	$380,048	$341,575
Net investment income	10,545	10,969	32,028	33,274
Realized investment gains (losses)	1,007	(176)	3,850	7,604
Other income	195	225	593	687
	144,109	132,563	416,519	383,140
LOSSES AND EXPENSES
Losses and settlement expenses	88,235	79,325	249,777	232,965
Acquisition and other expenses	45,223	41,355	126,658	114,701
Interest expense	84	225	300	675
Other expense	1,003	907	1,762	1,662
	134,545	121,812	378,497	350,003

Income before income tax expense	9,564	10,751	38,022	33,137
Income tax expense	2,365	2,429	10,338	8,168
Net income	$7,199	$8,322	$27,684	$24,969

Net income per share	$0.55	$0.65	$2.12	$1.94

Loss and settlement expense ratio	66.7%	65.3%	65.7%	68.2%
Acquisition expense ratio	34.1%	34.0%	33.3%	33.6%
Combined ratio	100.8%	99.3%	99.0%	101.8%

Losses and settlement expenses:
Insured events of current year	$89,544	$87,654	$257,405	$258,956
Decrease in provision for insured events of prior years	(1,309)	(8,329)	(7,628)	(25,991)

Total losses and settlement expenses	$88,235	$79,325	$249,777	$232,965

Catastrophe and storm losses	$15,066	$10,824	$41,812	$45,374

The Company reported net income of $7,199 ($0.55 per share) during the three months ended September 30, 2013 compared to $8,322 ($0.65 per share) during the same period in 2012.  For the nine months ended September 30, 2013, net income totaled $27,684 ($2.12 per share) compared to $24,969 ($1.94 per share) during the same period in 2012. The decrease for the three months ended September 30, 2013 is due to a decline in underwriting results in the property and casualty insurance segment, while the increase for the nine months ended September 30, 2013 is primarily attributed to improved underwriting results in the reinsurance segment. The positive pricing momentum experienced in 2012 has continued into 2013 as the market for property and casualty insurance continues to support premium rate level increases that are greater than the increase in loss costs. Net realized investment gains increased in the third quarter, but declined year-to-date due to an unusually large amount of gains recognized during the first quarter of 2012 when securities in the core equity portfolio were sold to fund a new equity portfolio with an emphasis on dividend income.  On a consolidated basis, results for the first nine months of 2013 are better than expected; however, there have been some variations by segment.

Premium income
Premiums earned increased 8.9 percent and 11.3 percent to $132,362 and $380,048 for the three and nine months ended September 30, 2013 from $121,545 and $341,575 for the same periods in 2012.  In the property and casualty insurance segment, the majority of the increase is attributable to rate level increases and growth in insured exposures on existing accounts.  In the reinsurance segment, the increase is attributable to a large increase in the amount of premiums earned on the offshore energy and liability proportional account, moderate rate level increases and the addition of some new business. Premium rates in the property and casualty insurance market are expected to continue to increase at the current level through the remainder of the year. Looking ahead to 2014, rate levels are expected to continue to increase, but at a somewhat lower level. Since most of the reinsurance segment's contracts renew in January and April, premium rate level changes will not have much of an impact on the remainder of the year. Current indications are that reinsurance premium rate levels will be down in 2014, especially for catastrophe excess of loss business; however, catastrophe excess of loss business only accounts for approximately 15 percent of the reinsurance segment's total book of business.
Premiums earned for the property and casualty insurance segment increased 9.9 percent and 10.1 percent to $100,085 and $290,607 for the three and nine months ended September 30, 2013 from $91,059 and $263,916 for the same periods in 2012.  The increase in premiums earned is primarily associated with renewal business, which increased 10 percent, and reflects a combination of rate level increases and growth in insured exposures.  Renewal rates on the six major lines of commercial business were up 7.4 percent during the first nine months of 2013, and are expected to continue at approximately the same level through the remainder of the year.  The Company has not implemented broad-based rate level increases across the entire book of business, but has instead implemented rate level increases based on the loss history and risk exposures associated with each renewing policy, in order to achieve a more adequate overall rate level.  This approach has allowed the Company to retain its core book of business, while improving underwriting margins.  Renewal rates for personal lines of business also increased, but did not have a significant impact on premiums earned due to an intentional reduction in policy count.  Due to the decrease in personal lines policy count and the continued emphasis on rate increases, overall policy retention declined slightly during the first nine months of 2013, but remained strong at 85.4 percent (commercial lines at 86.7 percent and personal lines at 83.9 percent).  New business continues to account for a relatively small portion (just 13 percent) of the pool participants’ direct written premiums.  New business premium increased six percent in the commercial lines of business (policy count was nearly unchanged), but total new business premium only increased three percent due to a significant decline in personal lines new business premium.
Premiums earned for the reinsurance segment increased 5.9 percent and 15.2 percent to $32,277 and $89,441 for the three and nine months ended September 30, 2013 from $30,486 and $77,659 for the same periods in 2012.  These increases are primarily attributed to a large increase in the amount of premiums earned on the offshore energy and liability proportional accounts, moderate rate level increases implemented during the January 1 renewal season, and the addition of some new business. It is important to note that the increase reported for the three months ended September 30, 2013 is affected by a large increase in earned premiums that occurred during the third quarter of 2012 due to an acceleration in the revenue stream of the offshore energy and liability proportional account. Premiums earned during 2013 reflect a reduction in the cost of the excess of loss coverage provided by Employers Mutual from 10.0 percent of total assumed reinsurance premiums written in 2012 to 9.0 percent in 2013; however, the total amount of premiums ceded to Employers Mutual for this coverage increased due to a large increase in assumed reinsurance premiums written.
Effective January 1, 2013, Church Mutual Insurance Company (Church Mutual) became a member of the Mutual Reinsurance Bureau (MRB) underwriting association.  As a result, Employers Mutual became a one-fifth participant in MRB, down from its previous one-fourth participation.  In connection with Employers Mutual’s decreased participation in MRB, the reinsurance segment recorded a $585 portfolio adjustment decrease in premiums written in the first quarter of 2013. This portfolio adjustment did not affect earned premium since there was a corresponding decrease in unearned premiums.  Nine percent of this amount ($53) was recorded as a reduction in the cost of the excess of loss coverage provided by Employers Mutual, and the reinsurance segment recognized $223 of negative commission allowance (commission income) to compensate for the acquisition costs incurred to generate the business ceded to Church Mutual. For the first nine months of 2013, premiums earned from MRB declined 15.8 percent.
Effective January 1, 2012, MRB canceled a large pro rata account with poor experience.  As a result, the reinsurance segment recorded a $3,406 portfolio adjustment decrease in premiums written in the first quarter of 2012 that offset a corresponding decrease in unearned premiums.  Ten percent of this amount ($341) was recorded as a reduction in the cost of the excess of loss coverage provided by Employers Mutual, and the reinsurance segment recognized $1,362 of negative commission allowance (commission income) to compensate for the acquisition costs incurred to generate this business.

Losses and settlement expenses
Losses and settlement expenses increased 11.2 percent and 7.2 percent to $88,235 and $249,777 for the three and nine months ended September 30, 2013 from $79,325 and $232,965 for the same periods in 2012.  The loss and settlement expense ratio increased to 66.7 percent for the three months ended September 30, 2013 from 65.3 percent for the same period in 2012, but declined to 65.7 percent for the nine months ended September 30, 2013 from 68.2 percent for the same period in 2012.  The increase in the loss and settlement expense ratio for the third quarter is attributed to the property and casualty insurance segment, which experienced a significant increase in catastrophe and storm losses. The decrease in the loss and settlement expense ratio for the nine months ended September 30, 2013 is attributed to an overall improvement in rate adequacy, as well as a decline in catastrophe and storm losses. The Company continued to experience favorable development on prior years' reserves; however, the amounts reported for both the three and nine months ended September 30, 2013 were lower than the amounts reported in 2012. The actuarial analysis of the Company’s carried reserves as of June 30, 2013 indicated that carried reserves remain within the top quartile of the range of reasonable reserves, but at a slightly lower level within the quartile relative to previous evaluations.  From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.
The loss and settlement expense ratio for the property and casualty insurance segment increased to 65.6 percent for the three months ended September 30, 2013 from 61.7 percent for the same period in 2012, but declined to 67.3 percent for the nine months ended September 30, 2013 from 67.7 percent for the same period in 2012.  The increase in the loss and settlement expense ratio for the three months ended September 30, 2013 is primarily due to a significant increase in catastrophe and storm losses. The decrease in the loss and settlement expense ratio for the nine months ended September 30, 2013 is primarily attributed to an increase in rate adequacy and a decline in large losses.  Catastrophe and storm losses accounted for 11.2 and 6.8 percentage points of the loss and settlement expense ratios for the three months ended September 30, 2013 and 2012, respectively, compared to the most recent 10-year average for this period of 14.1 percentage points. For the nine month periods ended September 30, 2013 and 2012, catastrophe and storm losses accounted for 11.9 percentage points of the loss and settlement expense ratios, compared to the most recent 10-year average for this period of 12.2 percentage points.  It is important to note that the most recent 10-year averages reported above reflect the record catastrophe and storms losses incurred in 2008 and 2011. If those record years are excluded from the calculations, the averages would decline to 12.3 percentage points for the three months and 10.1 percentage points for the nine months ended September 30, 2013. Large losses (which the Company defines as current accident year losses greater than $500 for the EMC Insurance Companies’ pool, excluding catastrophe losses) accounted for 5.8 and 5.3 percentage points of the loss and settlement expense ratios for the three and nine months ended September 30, 2013, compared to 5.1 and 6.5 percentage points for the same periods in 2012.  Favorable development on prior years’ reserves declined sharply for the nine months ended September 30, 2013 from the amount reported in 2012.  This decline is attributed to two factors. First, there was less downward development on reported claims during the first nine months of 2013 than the first nine months of 2012. Second, a reallocation of bulk reserves at year-end 2012 resulted in less incurred but not reported (IBNR) loss reserves being allocated to the 2012 accident year, which resulted in a reduced amount of favorable development being reported for that accident year in 2013. It is important to note that development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms.
The loss and settlement expense ratios for the reinsurance segment decreased to 70.0 percent and 60.5 percent for the three and nine months ended September 30, 2013 from 76.0 percent and 69.7 percent for the same periods in 2012. These decreases are primarily attributed to significant declines in both crop reinsurance losses and catastrophe and storm losses; however, the impact of these declines on the loss and settlement expense ratios were partially offset by declines in the amount of favorable development experienced on prior years' reserves (including adverse development during the third quarter of 2013).  The declines in favorable development for both the three months and nine months ended September 30, 2013 are primarily attributed to two factors. First, a large amount of favorable development was reported in the third quarter of 2012 due to a reduction in the amount of IBNR loss reserves carried for the unusually large number of catastrophe and storm events that occurred in 2011. Second, reported losses associated with prior accident years were approximately $2,500 greater in the third quarter of 2013 than the third quarter of 2012. The declines in favorable development are also partially attributed to an actuarial study completed in early 2012 that resulted in the selection of lower "expected loss ratios" (and therefore a lower amount of carried reserves) for most lines of the Home Office Reinsurance Assumed Department book of business for the 2012 contract year (prior contract years' "expected loss ratios" were not adjusted). The development amounts reported in the first and second quarters of 2013 were also impacted by the utilization of the lower "expected loss ratios" for the 2012 contract year; however, the impact was not material and was overshadowed by other development activity. The lower "expected loss ratios" have been used to establish the carried loss reserves for the 2013 contract year, and will continue to be used to establish carried reserves for subsequent contract years (pending actuarial review). This is expected to result in a recurring reduction in the amount of favorable development reported by the reinsurance segment.

Acquisition and other expenses
Acquisition and other expenses increased 9.4 percent and 10.4 percent to $45,223 and $126,658 for the three and nine months ended September 30, 2013 from $41,355 and $114,701 for the same periods in 2012.  The acquisition expense ratios were relatively consistent, with the ratio for the three months ended September 30, 2013 increasing slightly to 34.1 percent from 34.0 percent in 2012, and the ratio for the nine months ended September 30, 2013 decreasing slightly to 33.3 percent from 33.6 percent in 2012.  The increase in acquisition expenses for both the three and nine months ended September 30, 2013 is primarily attributed to an increase in policyholder dividend and contingent commission expenses; however, the acquisition expense ratios were not materially impacted due to the increase in premium income. The decrease in the acquisition expense ratio for the nine months ended September 30, 2013 was limited somewhat by a large negative commission adjustment recorded in the reinsurance segment during the first quarter of 2012 in connection with the cancellation of a large MRB account.
For the property and casualty insurance segment, the acquisition expense ratios were mixed, with the ratio for the three months ended September 30, 2013 increasing to 38.3 percent from 37.0 percent in 2012, and the ratio for the nine months ended September 30, 2013 decreasing to 36.7 percent from 37.0 percent in 2012.  The increase in the acquisition expense ratio for the three months ended September 30, 2013 is primarily attributed to higher contingent commission expense and a significant increase in policyholder dividend expense associated with the safety group program. The acquisition expense ratio for the nine months ended September 30, 2013 remained fairly constant as the increase in expenses was commensurate with the increase in premium income.
For the reinsurance segment, the acquisition expense ratio for the three months ended September 30, 2013 decreased to 21.2 percent from 25.0 percent in 2012 while the ratio for the nine months ended September 30, 2013 and 2012 was unchanged at 22.3 percent. The decrease in the ratio for the three months ended September 30, 2013 is primarily attributed to a decline in commission expense from the elevated level experienced in the third quarter of 2012, which was caused by the early reporting of a large proportional account that carried a large commission rate. A decrease in contingent commission expense also contributed to the decline in the acquisition expense ratio for the three months ended September 30, 2013, but to a lesser extent. For the nine months ended September 30, 2013, the decline in commission expense was offset by a $1,362 negative commission allowance recorded in the first quarter of 2012 in connection with the cancellation of a large MRB account.  A portion of this negative commission allowance was offset by the amortization of the related deferred policy acquisition cost asset, resulting in an immediate expense reduction of approximately $654 during the first quarter of 2012.  During the first quarter of 2013, the reinsurance segment recognized a $223 negative commission allowance in conjunction with the addition of Church Mutual to MRB.  A portion of this negative commission allowance was offset by the amortization of the related deferred policy acquisition cost asset, resulting in an immediate expense reduction of approximately $105 during the first quarter of 2013.

Investment results
Net investment income decreased 3.9 percent and 3.7 percent to $10,545 and $32,028 for the three and nine months ended September 30, 2013 from $10,969 and $33,274 for the same periods in 2012.  These decreases are primarily attributed to the low interest rate environment that has persisted for the past several years. During this time period, available cash flows have been invested in fixed maturity securities with progressively lower yields, resulting in a decline in the annualized yield of the fixed maturity portfolio.  The average coupon on the fixed maturity portfolio (excluding interest-only securities) was 4.10 percent at September 30, 2013, compared to 4.23 percent at December 31, 2012 and 4.33 percent at September 30, 2012. It should be noted that the decline in investment income reported for the nine months ended September 30, 2013 reflects a $154 increase in the amount of funds received from settlements of securities litigation. Excluding this amount from the calculation, the decline in investment income would have been 4.2 percent. Management is actively pursuing ways to minimize the decline in investment income without increasing overall risk, such as the implementation of the new equity strategy in 2012 that emphasizes dividend income (see discussion below).  The effective duration of the Company’s fixed maturity portfolio (excluding interest-only securities) was 5.58 at September 30, 2013, compared to 4.20 at December 31, 2012. Duration extended as interest rates rose in the second quarter of 2013.
At the end of the first quarter of 2012, management reinvested approximately $35,000 from the core equity portfolio and $10,000 of cash into a new equity portfolio with an emphasis on dividend income.  In addition to a higher dividend return, this new equity strategy has less price volatility than the overall market.  The Company’s equity security holdings produced dividend income of $1,164 and $3,413 for the three months and nine months ended September 30, 2013, compared to $1,047 and $2,739 for the same periods in 2012.

The Company had net realized investment gains of $1,007 and $3,850 during the three and nine months ended September 30, 2013 compared to net realized losses of $176 for the three months ended September 30, 2012 and net realized gains of $7,604 for the nine months ended September 30, 2012.  The Company experienced an unusually large amount of realized investment gains in the first quarter of 2012, primarily from the sale of securities from the core equity portfolio to fund the new equity portfolio that emphasizes dividend income.

Interest and other expense
The decline in interest expense for the three and nine months ended September 30, 2013 is due to a reduction in the interest rate on the Company’s outstanding surplus notes from 3.60 percent to 1.35 percent that became effective February 1, 2013.  Included in other expense is foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  The reinsurance segment had foreign currency exchange losses of $558 and $218 for the three and nine months ended September 30, 2013, compared to foreign currency exchange losses of $470 and $97 for the three and nine months ended September 30, 2012.

Income tax
Income tax expense decreased 2.6 percent to $2,365 for the three months ended September 30, 2013 from $2,429 in 2012. For the nine months ended September 30, 2013, income tax expense increased 26.6 percent to $10,338 from $8,168 in 2012.  The effective tax rate for the three and nine months ended September 30, 2013 was 24.7 percent and 27.2 percent compared to 22.6 percent and 24.6 percent for the same periods in 2012. The primary contributor to the differences between these effective tax rates and the United States federal corporate tax rate of 35 percent is tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $56,828 and $32,996 during the first nine months of 2013 and 2012, respectively.  The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.
The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase programs.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2013 without prior regulatory approval is approximately $38,839.  The Company received $9,450 and $12,050 of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $8,235 and $7,732 during the first nine months of 2013 and 2012, respectively.
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
The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At September 30, 2013 and December 31, 2012, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $19,289 and $51,318, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.
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
The Company held $1,256 and $863 in minority ownership interests in limited partnerships and limited liability companies at September 30, 2013 and December 31, 2012, respectively.  The Company does not hold any other unregistered securities.
The Company’s cash balance was $601 and $330 at September 30, 2013 and December 31, 2012, respectively.
During the first nine months of 2013, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company’s share of Employers Mutual’s 2013 planned contributions to its pension plan and the Voluntary Employee Beneficiary Association (VEBA) trust, if made, will be approximately $4,500 and $150, respectively.
During the first nine months of 2012, Employers Mutual contributed $1,000 to its qualified pension plan (the Company's share of the contribution was $306), and made no contribution to the postretirement benefit plans.  The Company reimbursed Employers Mutual $4,589 for its share of the total 2012 qualified pension plan contribution and $434 for its share of the total 2012 postretirement benefit plans contribution.

Capital Resources
Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at September 30, 2013.

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
The Company’s total cash and invested assets at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013
	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$960,804	$990,480	81.1%	$990,480
Equity securities available-for-sale	118,449	165,486	13.5	165,486
Cash	601	601	—	601
Short-term investments	64,571	64,571	5.3	64,571
Other long-term investments	1,256	1,256	0.1	1,256
	$1,145,681	$1,222,394	100.0%	$1,222,394

	December 31, 2012
	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$920,844	$999,795	83.7%	$999,795
Equity securities available-for-sale	111,852	140,294	11.7	140,294
Cash	330	330	—	330
Short-term investments	53,419	53,419	4.5	53,419
Other long-term investments	863	863	0.1	863
	$1,087,308	$1,194,701	100.0%	$1,194,701

The amortized cost and estimated fair value of fixed maturity and equity securities at September 30, 2013 were as follows:

September 30, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,531	$215	$188	$9,558
U.S. government-sponsored agencies	144,956	1,548	8,037	138,467
Obligations of states and political subdivisions	341,339	18,104	4,182	355,261
Commercial mortgage-backed	57,781	6,407	2	64,186
Residential mortgage-backed	97,758	1,326	2,199	96,885
Other asset-backed	11,470	1,209	—	12,679
Corporate	297,969	17,768	2,293	313,444
Total fixed maturity securities	960,804	46,577	16,901	990,480

Equity securities:
Common stocks:
Financial services	20,703	7,402	85	28,020
Information technology	12,032	5,391	32	17,391
Healthcare	14,234	8,164	—	22,398
Consumer staples	10,625	3,224	—	13,849
Consumer discretionary	11,920	10,346	18	22,248
Energy	15,010	5,585	273	20,322
Industrials	9,269	3,764	7	13,026
Other	14,074	3,776	57	17,793
Non-redeemable preferred stocks	10,582	256	399	10,439
Total equity securities	118,449	47,908	871	165,486
Total securities available-for-sale	$1,079,253	$94,485	$17,772	$1,155,966

The Company’s property and casualty insurance subsidiaries have $25,000 of surplus notes issued to Employers Mutual.  Effective February 1, 2013, the interest rate on the surplus notes was reduced to 1.35 percent from the previous rate of 3.60 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2018.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $300 and $675 during the first nine months of 2013 and 2012, respectively.  During the first quarter of 2013, the Company’s property and casualty insurance subsidiaries paid Employers Mutual for the interest that had been accrued on the surplus notes during 2012.
As of September 30, 2013, the Company had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements
Employers Mutual collects from agents, policyholders and ceding companies all premiums associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the reinsurance subsidiary. Employers Mutual settles with the pool participants (monthly) and the reinsurance subsidiary (quarterly) the premiums written from these insurance policies and reinsurance contracts, providing full credit for the premiums written during the period (not just the collected portion).  Due to this arrangement, and since a significant portion of these premium balances are collected over the course of the coverage period, Employers Mutual carries a substantial receivable balance for insurance and reinsurance premiums in process of collection.  Any of these receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is charged to the reinsurance subsidiary or allocated to the pool members on the basis of pool participation.  As a result, the Company has an off-balance sheet arrangement with an unconsolidated entity that results in a credit-risk exposure (Employers Mutual’s insurance and reinsurance premium receivable balances) that is not reflected in the Company’s financial statements.  The average annual expense for such charge-offs allocated to the Company over the past ten years is $325.  Based on this historical data, this credit-risk exposure is not considered to be material to the Company’s results of operations or financial position, and accordingly, no loss contingency liability has been recorded.

Investment Impairments and Considerations
The Company recorded $3 of “other-than-temporary” investment impairment losses on one equity security during the third quarter of 2013, compared to $23 on one equity security during the third quarter of 2012. For the nine months ended September 30, 2013, the Company recognized "other-than-temporary" investment impairment losses totaling $24 on two equity securities, compared to $149 on three equity securities during the same period of 2012.
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
At September 30, 2013, the Company had unrealized losses on available-for-sale securities as presented in the table below.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities.  Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at September 30, 2013.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $11,551, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of September 30, 2013.

September 30, 2013	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. treasury	$4,633	$188	$—	$—	$4,633	$188
U.S. government-sponsored agencies	94,004	7,529	5,481	508	99,485	8,037
Obligations of states and political subdivisions	69,172	4,182	—	—	69,172	4,182
Commercial mortgage-backed	3,795	2	—	—	3,795	2
Residential mortgage-backed	49,922	2,199	—	—	49,922	2,199
Corporate	48,613	1,967	6,866	326	55,479	2,293
Total, fixed maturity securities	270,139	16,067	12,347	834	282,486	16,901
Equity securities:
Common stocks:
Financial services	2,761,000	85,000	—	—	2,761,000	85,000
Information technology	1,067	32	—	—	1,067	32
Consumer staples	151	—	—	—	151	—
Consumer discretionary	242	18	—	—	242	18
Energy	3,209	273	—	—	3,209	273
Industrials	611	7	—	—	611	7
Other	1,520	57	—	—	1,520	57
Non-redeemable preferred stocks	3,966	116	1,717	283	5,683	399
Total, equity securities	13,527	588	1,717	283	15,244	871
Total temporarily impaired securities	$283,666	$16,655	$14,064	$1,117	$297,730	$17,772

The Company does not purchase non-investment grade fixed maturity securities.  Any non-investment grade fixed maturity securities held are the result of rating downgrades that occurred subsequent to their purchase.  At September 30, 2013, non-investment grade fixed maturity securities held by the Company included nine securities, all of which were residential mortgage-backed securities.  All of these securities were in an unrealized gain position at September 30, 2013.
Following is a schedule of gross realized losses recognized in the first nine months of 2013 from the sale of securities and from “other-than-temporary” investment impairments.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.  This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc.

	Realized losses from sales			"Other-than- temporary" impairment losses	Total gross realized losses
	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$3,990	$3,687	$303	$—	$303
Over three months to six months	4,985	4,563	422	—	422
Over six months to nine months	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—
Over twelve months	—	—	—	—	—
Subtotal, fixed maturity securities	8,975	8,250	725	—	725

Equity securities:
Three months or less	8,153	7,653	500	21	521
Over three months to six months	—	—	—	—	—
Over six months to nine months	—	—	—	—	—
Over nine months to twelve months	385	330	55	—	55
Over twelve months	—	—	—	3	3
Subtotal, equity securities	8,538	7,983	555	24	579

Total realized losses in earnings	$17,513	$16,233	$1,280	$24	$1,304

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2021.  All of these lease costs are included as expenses under the pooling agreement.  The Company’s contractual obligations as of September 30, 2013 did not change materially from those presented in the Company’s 2012 Form 10-K.
The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  Estimated guaranty fund assessments of $897 and $1,016 have been accrued as of September 30, 2013 and December 31, 2012, respectively.  Premium tax offsets of $874 and $996, which are related to prior guarantee fund payments and current assessments, have been accrued as of September 30, 2013 and December 31, 2012, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  Estimated second-injury fund assessments of $1,600 and $1,579 have been accrued as of September 30, 2013 and December 31, 2012, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $165 at December 31, 2012.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $239 at December 31, 2012 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at September 30, 2013.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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
There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended September 30, 2013:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2 & 3)
7/1/2013 - 7/31/2013	—	$—	—	$19,490,561
8/1/2013 - 8/31/2013	—	—	—	19,490,561
9/1/2013 - 9/30/2013	9,131	29.86	—	19,490,561
Total	9,131	$29.86	—

(1)
Included in this amount is 1,170 shares purchased in the open market in September to fulfill the Company's obligations under its dividend reinvestment and common stock purchase plan. 7,961 shares were purchased in the open market during September under Employers Mutual Casualty Company's employee stock purchase plan.

Effective March 14, 2012, the Company’s Board of Directors temporarily suspended the issuance of shares of common stock under the Company’s Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”).  On March 29, 2013, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission registering 661,185 shares of common stock for use in the Plan. The Plan was reinstated during the third quarter.

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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2013.

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